Form 10-Q
period 2017-06-30
SUN COMMUNITIES INC
filed 2017-07-27
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]

Number of shares of Common Stock, $0.01 par value per share, outstanding as of July 20, 2017:  78,998,639

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited - dollars in thousands, except per share amounts)

	(unaudited) June 30, 2017	December 31, 2016
ASSETS
Land	$1,066,792	$1,051,536
Land improvements and buildings	4,934,110	4,825,043
Rental homes and improvements	507,362	489,633
Furniture, fixtures and equipment	137,546	130,127
Investment property	6,645,810	6,496,339
Accumulated depreciation	(1,128,671)	(1,026,858)
Investment property, net (including $51,060 and $88,987 for consolidated variable interest entities at June 30, 2017 and December 31, 2016; see Note 6)	5,517,139	5,469,481
Cash and cash equivalents	241,646	8,164
Inventory of manufactured homes	25,582	21,632
Notes and other receivables, net	110,499	81,179
Collateralized receivables, net	138,696	143,870
Other assets, net (including $2,067 and $3,054 for consolidated variable interest entities at June 30, 2017 and December 31, 2016; see Note 6)	145,151	146,450
TOTAL ASSETS	$6,178,713	$5,870,776
LIABILITIES
Mortgage loans payable (including $42,375 and $62,111 for consolidated variable interest entities at June 30, 2017 and December 31, 2016; see Note 6)	$2,832,819	$2,819,567
Secured borrowings on collateralized receivables	139,496	144,477
Preferred OP units - mandatorily redeemable	45,903	45,903
Lines of credit	435	100,095
Distributions payable	56,283	51,896
Other liabilities (including $1,629 and $1,998 for consolidated variable interest entities at June 30, 2017 and December 31, 2016; see Note 6)	298,759	279,667
TOTAL LIABILITIES	3,373,695	3,441,605
Commitments and contingencies
Series A-4 preferred stock, $0.01 par value. Issued and outstanding: 1,085 shares at June 30, 2017 and 1,681 shares at December 31, 2016	32,414	50,227
Series A-4 preferred OP units	11,051	16,717
STOCKHOLDERS’ EQUITY
Series A preferred stock, $0.01 par value. Issued and outstanding: 3,400 shares at June 30, 2017 and December 31, 2016	34	34
Common stock, $0.01 par value. Authorized: 180,000 shares; Issued and outstanding: 78,987 shares at June 30, 2017 and 73,206 shares at December 31, 2016	790	732
Additional paid-in capital	3,780,599	3,321,441
Accumulated other comprehensive loss	(981)	(3,181)
Distributions in excess of accumulated earnings	(1,089,428)	(1,023,415)
Total Sun Communities, Inc. stockholders' equity	2,691,014	2,295,611
Noncontrolling interests:
Common and preferred OP units	67,135	69,598
Consolidated variable interest entities	3,404	(2,982)
Total noncontrolling interests	70,539	66,616
TOTAL STOCKHOLDERS’ EQUITY	2,761,553	2,362,227
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,178,713	$5,870,776
See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES
Income from real property	$179,461	$140,001	$362,515	$269,236
Revenue from home sales	30,859	26,039	58,122	50,776
Rental home revenue	12,678	11,957	25,017	23,665
Ancillary revenues	8,850	7,383	15,069	11,996
Interest	5,043	4,672	9,689	8,617
Brokerage commissions and other revenues, net	1,008	747	1,887	1,153
Total revenues	237,899	190,799	472,299	365,443
EXPENSES
Property operating and maintenance	53,446	37,067	100,612	68,268
Real estate taxes	13,126	10,153	26,269	19,738
Cost of home sales	22,022	18,684	42,905	36,868
Rental home operating and maintenance	4,944	5,411	10,046	11,287
Ancillary expenses	7,058	5,599	11,726	9,248
Home selling expenses	2,990	2,460	6,101	4,597
General and administrative	19,989	16,543	37,921	30,335
Transaction costs	2,437	20,979	4,823	23,700
Depreciation and amortization	62,721	49,670	125,487	98,082
Extinguishment of debt	293	—	759	—
Interest	32,358	28,428	63,680	54,722
Interest on mandatorily redeemable preferred OP units	787	787	1,571	1,574
Total expenses	222,171	195,781	431,900	358,419
Income / (loss) before other items	15,728	(4,982)	40,399	7,024
Other income, net	875	—	1,627	—
Current tax benefit / (expense)	7	(56)	(171)	(284)
Deferred tax benefit	364	—	664	—
Net income / (loss)	16,974	(5,038)	42,519	6,740
Less: Preferred return to preferred OP units	(1,196)	(1,263)	(2,370)	(2,536)
Less: Amounts attributable to noncontrolling interests	(1,315)	695	(2,403)	419
Net income / (loss) attributable to Sun Communities, Inc.	14,463	(5,606)	37,746	4,623
Less: Preferred stock distributions	(2,099)	(2,197)	(4,278)	(4,551)
Net income / (loss) attributable to Sun Communities, Inc. common stockholders	$12,364	$(7,803)	$33,468	$72
Weighted average common shares outstanding:
Basic	74,678	64,757	73,677	61,247
Diluted	75,154	64,757	74,272	61,673
Earnings per share (See Note 12):
Basic	$0.16	$(0.12)	$0.45	$0.00
Diluted	$0.16	$(0.12)	$0.45	$0.00

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
(Unaudited - dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income / (loss)	$16,974	$(5,038)	$42,519	$6,740
Foreign currency translation adjustment	1,745	1	2,329	1
Total comprehensive income / (loss)	18,719	(5,037)	44,848	6,741
Less: Comprehensive income / (loss) attributable to noncontrolling interests	1,411	(695)	2,532	(419)
Comprehensive income / (loss) attributable to Sun Communities, Inc.	$17,308	$(4,342)	$42,316	$7,160

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(Unaudited - dollars in thousands)

	7.125% Series A Cumulative Redeemable Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated other comprehensive loss	Non-controlling Interests	Total Stockholders' Equity
Balance at December 31, 2016	$34	$732	$3,321,441	$(1,023,415)	$(3,181)	$66,616	$2,362,227
Issuance of common stock from exercise of options, net	—	—	45	—	—	—	45
Issuance of OP units and common stock, net	—	57	459,190	—	—	2,001	461,248
Conversion of OP units	—	—	1,074	—	—	(944)	130
Conversion of Series A-4 preferred stock	—	1	4,719	—	—	—	4,720
Redemption of Series A-4 preferred stock	—	—	(3,867)	—	—	—	(3,867)
Redemption of Series A-4 OP units	—	—	(2,571)	—	—	—	(2,571)
Share-based compensation - amortization and forfeitures	—	—	6,769	148	—	—	6,917
Acquisition of noncontrolling interests	—	—	(6,201)	—	—	6,101	(100)
Foreign currency exchange	—	—	—	—	2,200	129	2,329
Net income	—	—	—	40,116	—	2,274	42,390
Distributions	—	—	—	(106,277)	—	(5,638)	(111,915)
Balance at June 30, 2017	$34	$790	$3,780,599	$(1,089,428)	$(981)	$70,539	$2,761,553

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - dollars in thousands)

	Six Months Ended June 30,
	2017	2016

NET CASH PROVIDED BY OPERATING ACTIVITIES	$153,163	$129,048
INVESTING ACTIVITIES:
Investment in properties	(131,137)	(97,435)
Acquisitions of properties, net of cash acquired	(39,887)	(1,461,663)
Proceeds from dispositions of assets and depreciated homes, net	3,458	4,729
Proceeds from disposition of properties	—	88,696
Issuance of notes and other receivables	(503)	(3,488)
Repayments of notes and other receivables	943	546
NET CASH USED FOR INVESTING ACTIVITIES	(167,126)	(1,468,615)
FINANCING ACTIVITIES:
Issuance and associated costs of common stock, OP units, and preferred OP units, net	459,247	418,764
Net proceeds from stock option exercise	45	149
Borrowings on lines of credit	572,109	398,913
Payments on lines of credit	(672,019)	(65,913)
Proceeds from issuance of other debt	83,848	755,913
Payments on other debt	(58,860)	(68,668)
Prepayment penalty on debt	(759)	—
Redemption of Series A-4 preferred stock and OP units	(24,698)	—
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(108,093)	(90,810)
Payments for deferred financing costs	(3,486)	(22,426)
NET CASH PROVIDED BY FINANCING ACTIVITIES	247,334	1,325,922
Effect of exchange rate changes on cash and cash equivalents	111	—
Net change in cash and cash equivalents	233,482	(13,645)
Cash and cash equivalents, beginning of period	8,164	45,086
Cash and cash equivalents, end of period	$241,646	$31,441

	Six Months Ended June 30,
	2017	2016
SUPPLEMENTAL INFORMATION:
Cash paid for interest (net of capitalized interest of $1,266 and $185 respectively)	$61,709	$56,058
Cash paid for interest on mandatorily redeemable debt	$1,571	$1,574
Cash paid for income taxes	$350	$426
Noncash investing and financing activities:
Reduction in secured borrowing balance	$11,830	$9,285
Change in distributions declared and outstanding	$4,320	$6,659
Conversion of common and preferred OP units	$1,074	$990
Conversion of Series A-4 preferred stock	$4,720	$11,503
Noncash investing and financing activities at the date of acquisition:
Acquisitions - Common stock and OP units issued	$2,000	$225,000
Acquisitions - other assets	$—	$37,847

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

2.      Real Estate Acquisitions

2017 Acquisitions

In June 2017, we acquired Arbor Woods (“Arbor Woods”), a manufactured home ("MH") community with 458 sites located in Superior Township, Michigan.

In May 2017, we acquired Sunset Lakes RV Resort (“Sunset Lakes”), a recreational vehicle ("RV") resort with 489 sites located in Hillsdale, Illinois.

In March 2017, we acquired Far Horizons 49er Village RV Resort Inc. (“49er Village”), a RV resort with 328 sites located in Plymouth, California.

The following table summarizes the amounts of assets acquired net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed in 2017 (in thousands):

At Acquisition Date	Arbor Woods (1)	Sunset Lakes (1)	49er Village (1)	Total
Investment in property	$15,725	$7,835	$12,890	$36,450
Notes receivable	23	—	—	23
Inventory of manufactured homes	465	—	—	465
In-place leases	730	210	110	1,050
Total identifiable assets acquired net of liabilities assumed	$16,943	$8,045	$13,000	$37,988

Consideration
Cash	$14,943	$8,045	$13,000	35,988
Equity	2,000	—	—	2,000
Total cash and equity	$16,943	$8,045	$13,000	$37,988
(1) The purchase price allocations for Arbor Woods, Sunset Lakes, and 49er Village are preliminary and may be adjusted as final costs and valuations are determined.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amount of total revenues and net income included in the Consolidated Statements of Operations for the three and six months ended June 30, 2017 related to the acquisitions completed in 2017 are set forth in the following table (in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(unaudited)	(unaudited)
Total revenues	$1,288	$1,315
Net income	$500	$483

The following unaudited pro forma financial information presents the results of our operations for the three and six months ended June 30, 2017 and 2016, as if the properties had been acquired on January 1, 2016. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees, and purchase accounting.

The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisitions been consummated on January 1, 2016 (in thousands, except per-share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2017	2016	2017	2016
Total revenues	$239,197	$193,022	$474,085	$368,260
Net income / (loss) attributable to Sun Communities, Inc. common stockholders	$12,642	$(7,402)	$33,839	$586
Net income / (loss) per share attributable to Sun Communities, Inc. common stockholders - basic	$0.18	$(0.14)	$0.46	$0.01
Net income / (loss) per share attributable to Sun Communities, Inc. common stockholders - diluted	$0.18	$(0.14)	$0.46	$0.01

Additionally, during the three months ended June 30, 2017, we acquired an undeveloped parcel of land (“Bear Lake”), near Myrtle Beach, South Carolina, for $5.9 million. This land parcel has been entitled and zoned to build a 775 site RV resort.

Transaction costs of $2.4 million and $21.0 million have been incurred for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, transactions costs were $4.8 million and $23.7 million, respectively. These costs are presented as “Transaction costs” in our Consolidated Statements of Operations.

2016 Acquisitions

In June 2016, we acquired all of the issued and outstanding shares of common stock of Carefree Communities Inc. (“Carefree”) through the Operating Partnership for an aggregate purchase price of $1.68 billion. Carefree owned 103 MH and RV communities, comprising over 27,000 sites.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We have allocated the “investment in property" balances for Carefree to the respective balance sheet line items upon completion of a purchase price allocation in accordance with the FASB ASC Topic 805 - Business Combinations, as set forth in the table below (in thousands):

At Acquisition Date	Carefree
Investment in property	$1,670,981
Ground leases	33,270
In-place leases	35,010
Deferred tax liability	(23,637)
Other liabilities	(15,665)
Inventory of manufactured homes	13,521
Below market lease	(29,340)
Total identifiable assets acquired and liabilities assumed	$1,684,140

Consideration
Cash and equity	$1,684,140

Additionally, during 2016, we acquired seven RV resorts and one MH community for total consideration of $89.7 million. We added 1,677 sites in six states as a result of these acquisitions.

The amount of revenue and net income included in the Consolidated Statements of Operations for the three and six months ended June 30, 2017 related to the Carefree acquisition and other acquisitions completed during 2016 is set forth in the following table (in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(unaudited)	(unaudited)
Revenue	$47,321	$100,987
Net income	$3,182	$13,026

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

Number of Payments	Repurchase Percentage
Fewer than or equal to 15	100%
Greater than 15 but fewer than 64	90%
Equal to or greater than 64 but fewer than 120	65%
120 or more	50%

The transferred assets have been classified as “Collateralized receivables, net” and the cash proceeds received from these transactions have been classified as “Secured borrowings on collateralized receivables” within the Consolidated Balance Sheets. The balance of the collateralized receivables was $138.7 million (net of allowance of $0.8 million) and $143.9 million (net of allowance of $0.6 million) as of June 30, 2017 and December 31, 2016, respectively. The receivables have a weighted average interest rate and maturity of 10.0 percent and 15.6 years as of June 30, 2017, and 10.0 percent and 15.7 years as of December 31, 2016.

The outstanding balance on the secured borrowing was $139.5 million and $144.5 million as of June 30, 2017 and December 31, 2016, respectively.

The collateralized receivables earn interest income, and the secured borrowings accrue interest expense at the same interest rates. The amount of interest income and expense recognized was $3.3 million and $3.4 million for the three months ended June 30, 2017 and 2016, respectively, and $6.6 million and $6.8 million for the six months ended June 30, 2017 and 2016, respectively.

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

Six Months Ended
June 30, 2017
Beginning balance	$144,477
Financed sales of manufactured homes	6,849
Principal payments and payoffs from our customers	(5,799)
Principal reduction from repurchased homes	(6,031)
Total activity	(4,981)
Ending balance	$139,496

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the allowance for the collateralized receivables as of June 30, 2017 (in thousands):

Six Months Ended
June 30, 2017
Beginning balance	$(607)
Lower of cost or market write-downs	515
Increase to reserve balance	(708)
Total activity	(193)
Ending balance	$(800)

4.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	June 30, 2017	December 31, 2016
Installment notes receivable on manufactured homes, net	$82,792	$59,320
Other receivables, net	27,707	21,859
Total notes and other receivables, net	$110,499	$81,179

Installment Notes Receivable on Manufactured Homes

The installment notes of $82.8 million (net of allowance of $0.2 million) and $59.3 million (net of allowance of $0.2 million) as of June 30, 2017 and December 31, 2016, respectively, are collateralized by manufactured homes. The notes represent financing provided by us to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes have a net weighted average interest rate (net of servicing costs) and maturity of 8.2 percent and 16.7 years as of June 30, 2017, and 8.3 percent and 16.0 years as of December 31, 2016.

The change in the aggregate gross principal balance of the installment notes receivable is as follows (in thousands):

Six Months Ended
June 30, 2017
Beginning balance	$59,524
Financed sales of manufactured homes	26,870
Acquired notes	23
Principal payments and payoffs from our customers	(2,441)
Principal reduction from repossessed homes	(1,006)
Total activity	23,446
Ending balance	$82,970

Allowance for Losses for Installment Notes Receivable

The following table sets forth the allowance change for the installment notes receivable as follows (in thousands):

Six Months Ended
June 30, 2017
Beginning balance	$(205)
Lower of cost or market write-downs	85
Increase to reserve balance	(58)
Total activity	27
Ending balance	$(178)

Other Receivables

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2017, other receivables were comprised of amounts due from: residents for rent, and water and sewer usage of $8.0 million (net of allowance of $1.5 million); home sale proceeds of $14.4 million; insurance receivables of $3.7 million; and other receivables of $1.6 million. As of December 31, 2016, other receivables were comprised of amounts due from: residents for rent, and water and sewer usage of $6.0 million (net of allowance of $1.5 million); home sale proceeds of $11.6 million; insurance receivables of $2.3 million; and other receivables of $2.0 million.

5.	Intangible Assets

Our intangible assets include ground leases, in-place leases, franchise fees and other intangible assets from acquisitions. These intangible assets are recorded in “Other assets, net” on the Consolidated Balance Sheets.

The gross carrying amounts, and accumulated amortization are as follows (in thousands):

		June 30, 2017		December 31, 2016
Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Ground leases	8-57 years	$33,270	$(1,114)	$33,270	$(600)
In-place leases	7 years	99,535	(38,663)	98,235	(31,796)
Franchise fees and other intangible assets	15 years	1,880	(1,413)	1,880	(1,155)
Total		$134,685	$(41,190)	$133,385	$(33,551)

Total amortization expenses related to the intangible assets are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Intangible Asset	2017	2016	2017	2016
Ground leases	$257	$—	$514	$—
In-place leases	3,428	2,165	6,844	4,318
Franchise fees and other intangible assets	129	129	258	258
Total	$3,814	$2,294	$7,616	$4,576

We anticipate amortization expense for our intangible assets to be as follows for the next five years (in thousands):

	Year
	Remainder of 2017	2018	2019	2020	2021
Estimated expense	$7,650	$14,482	$13,566	$11,838	$11,446

6.      Consolidated Variable Interest Entities

We consolidate Rudgate Village SPE, LLC; Rudgate Clinton SPE, LLC; and Rudgate Clinton Estates SPE, LLC (collectively, “Rudgate”) as a variable interest entity ("VIE"). We evaluated our arrangement with this property under the guidance set forth in FASB ASC Topic 810 “Consolidation.” We concluded that Rudgate qualified as a VIE where we are the primary beneficiary, as we have power to direct the significant activities, absorb the significant losses and receive the significant benefits from the entity.

During the three months ended June 30, 2017, we acquired the noncontrolling equity interests in Wildwood Mobile Home Park ("Wildwood") held by third parties for total consideration of $0.1 million. Prior to this acquisition, we consolidated Wildwood as a VIE. The acquisition resulted in the Company owning a 100.0 percent controlling interest in Wildwood, and was deemed a VIE reconsideration event. We concluded that Wildwood was no longer a VIE.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the assets and liabilities included in our Consolidated Balance Sheets after eliminations (in thousands):

	June 30, 2017	December 31, 2016
ASSETS
Investment property, net	$51,060	$88,987
Other assets	2,067	3,054
Total Assets	$53,127	$92,041

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt	$42,375	$62,111
Other liabilities	1,629	1,998
Noncontrolling interests	3,404	(2,982)
Total Liabilities and Stockholders' Equity	$47,408	$61,127

Investment property, net and other assets related to the consolidated VIEs comprised approximately 0.9 percent and 1.6 percent of our consolidated total assets at June 30, 2017 and December 31, 2016, respectively. Debt and other liabilities comprised approximately 1.3 percent and 1.9 percent of our consolidated total liabilities at June 30, 2017 and December 31, 2016, respectively. Noncontrolling interests related to the consolidated VIEs comprised less than 1.0 percent of our consolidated total stockholder's equity at June 30, 2017 and December 31, 2016.

7.      Debt and Lines of Credit

The following table sets forth certain information regarding debt including premiums, discounts and deferred financing costs (in thousands):

	Carrying Amount		Weighted Average Years to Maturity		Weighted Average Interest Rates
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Collateralized term loans - FNMA	$1,034,261	$1,046,803	6.1	6.6	4.4%	4.3%
Collateralized term loans - Life Companies	955,251	888,705	12.7	12.2	3.9%	3.9%
Collateralized term loans - CMBS	454,231	492,294	5.5	5.6	5.1%	5.2%
Collateralized term loans - FMCC	389,076	391,765	7.4	7.9	3.9%	3.9%
Secured borrowings	139,496	144,477	15.6	15.7	10.0%	10.0%
Lines of credit	435	100,095	1.0	3.6	—%	2.1%
Preferred OP units - mandatorily redeemable	45,903	45,903	5.0	5.4	6.9%	6.9%
Total debt	$3,018,653	$3,110,042	8.7	8.5	4.6%	4.5%

Collateralized Term Loans

In June 2017, we entered into a $77.0 million collateralized term loan which bears interest at a rate of 4.16 percent amortizing over a 25 term. We also repaid a $3.9 million collateralized term loan with an interest rate of 6.54 percent that was due to mature on August 31, 2017. As a result of the repayment transaction, we recognized a loss on extinguishment of debt of $0.3 million in our Consolidated Statements of Operations.

During the first quarter of 2017, we defeased an $18.9 million collateralized term loan with an interest rate of 6.49 percent that was due to mature on August 1, 2017, releasing one encumbered community. As a result of the transaction, we recognized a loss on extinguishment of debt of $0.5 million in our Consolidated Statements of Operations. In addition, we repaid a $10.0 million collateralized term loan with an interest rate of 5.57 percent that was due to mature on May 1, 2017, releasing an additional encumbered community.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Proceeds from the Freddie Mac Financing described above and the underwritten registered public equity offering in September 2016 described in Note 8, "Equity and Mezzanine Securities," were utilized to repay $62.1 million in mortgage loans and $300.0 million on our revolving loan under our senior revolving credit facility (refer to Lines of Credit below for additional information regarding the A&R Facility).

In June 2016, 17 subsidiaries of the Operating Partnership entered into a Master Credit Facility Agreement with Regions Bank, as lender. Pursuant to credit agreement, Regions Bank loaned a total of $338.0 million under a senior secured credit facility, comprised of two ten-year term loans in the amount of $300.0 million and $38.0 million, respectively (collectively the "Fannie Mae Financing"). The $300.0 million term loan bears interest at 3.69 percent and the $38.0 million term loan bears interest at 3.67 percent for a blended rate of 3.69 percent. The Fannie Mae Financing provides for principal and interest payments to be amortized over 30 years.

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

The collateralized term loans totaling $2.8 billion as of June 30, 2017, are secured by 191 properties comprised of 75,962 sites representing approximately $3.4 billion of net book value.

Secured Borrowing

See Note 3, “Collateralized Receivables and Transfers of Financial Assets,” for information regarding our collateralized receivables and secured borrowing transactions.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Preferred OP Units

Included in preferred OP units is $34.7 million of Aspen preferred OP units issued by the Operating Partnership which, as of June 30, 2017, are convertible indirectly into 464,552 shares of our common stock. Subject to certain limitations, at any time prior to January 1, 2024, the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the market price of our common stock is $68.00 per share or less, 0.397 common OP units; or (b) if the market price of our common stock is greater than $68.00 per share, the number of common OP units is determined by dividing (i) the sum of (A) $27.00 plus (B) 25 percent of the amount by which the market price of our common stock exceeds $68.00 per share, by (ii) the per-share market price of our common stock. The current preferred distribution rate is 6.5 percent. On January 2, 2024, we are required to redeem all Aspen preferred OP units that have not been converted to common OP units.

Lines of Credit

In April 2017, we amended and restated our credit agreement (the “A&R Credit Agreement”) with Citibank, N.A. ("Citibank") and certain other lenders. Pursuant to the A&R Credit Agreement, we have a senior revolving credit facility with Citibank and certain other lenders in the amount of $650.0 million, comprised of a $550.0 million revolving loan and a $100.0 million term loan (the “A&R Facility”). The A&R Credit Agreement has a four-year term ending April 25, 2021, which can be extended for two additional six-month periods at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $350.0 million. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the Facility may be increased up to $1.0 billion.

The A&R Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which margin can range from 1.35 percent to 2.20 percent for the revolving loan and 1.30 percent to 2.15 percent for the term loan. As of June 30, 2017, the margin on our leverage ratio was 1.35 percent and 1.30 percent on the revolving and term loans, respectively. We had no borrowings on the revolving loan or term loan as of June 30, 2017, as total borrowings of $229.0 million were repaid with proceeds from our public equity offering during the quarter ended June 30, 2017. We may borrow up to $100.0 million on the term loan on or before September 30, 2017. Refer to Note 8, "Equity and Mezzanine Securities" for additional information.

The A&R Facility replaced our $450.0 million credit facility (the "Previous Facility"), which was scheduled to mature on August 19, 2019. At the time of the closing of the A&R Facility, there were $220.8 million in borrowings under the Previous Facility. At December 31, 2016, under the Previous Facility, we had $42.3 million in borrowings on the revolving loan and $58.0 million in borrowings on the term loan totaling $100.3 million with a weighted average interest rate of 2.14 percent.

The A&R Facility provides, and the Previous Facility provided, us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but does reduce the borrowing amount available. At June 30, 2017 and December 31, 2016, approximately $3.8 million and $4.6 million, respectively, of availability was used to back standby letters of credit.

We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us at least a twelve month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate as quoted in the Wall Street Journal on the first business day of each month or 6.0 percent. At June 30, 2017, the effective interest rate was 7.0 percent. The outstanding balance was $0.4 million and $2.8 million as of June 30, 2017 and December 31, 2016, respectively.

Covenants

Pursuant to the terms of the A&R Facility, we are subject to various financial and other covenants. The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution, and net worth requirements. At June 30, 2017, we were in compliance with all covenants.

In addition, certain of our subsidiary borrowers own properties that secure loans. These subsidiaries are consolidated within our accompanying Consolidated Financial Statements, however, each of these subsidiaries' assets and credit are not available to satisfy the debts and other obligations of the Company, any of its other subsidiaries or any other person or entity.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.      Equity and Mezzanine Securities

Public Equity Offerings

In May 2017, we closed an underwritten registered public offering of 4,830,000 shares of common stock at a gross price of $86.00 per share. Proceeds from the offering were $408.9 million after deducting expenses related to the offering. We utilized proceeds from the offering to fully repay borrowings outstanding on our senior revolving credit facility, redeem certain preferred securities, and fund an acquisition. We intend to utilize the remaining proceeds to fund possible future acquisitions and for working capital and general corporate purposes.

In September 2016, we closed an underwritten registered public offering of 3,737,500 shares of common stock at a gross price of $76.50 per share. Proceeds from the offering were $283.6 million after deducting expenses related to the offering, which were used to repay borrowings outstanding on the revolving loan under our senior revolving credit facility.

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

At-the-Market Offering Sales Agreement

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

Sales of common stock under our At-the-Market sales program during 2017 were as follows:

Quarter Ended	Common Stock Issued	Weighted Average Sales Price	Net Proceeds ($ millions)
June 30, 2017	400,000	$85.01	$33.6
March 31, 2017	280,502	$76.47	$21.2

Issuance of Common OP Units

In June 2017, we issued a total of 23,311 common OP units for total consideration of $2.0 million in connection with acquisition activity during the three months ended June 30, 2017.

Conversions

Subject to certain limitations, holders can convert certain series of stock and OP units to shares of our common stock at any time. Conversions during the six month periods ended June 30, 2017 and 2016 were as follows:

		Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
Series	Conversion Rate	Units/Shares	Common Stock	Units/Shares	Common Stock
Common OP unit	1	11,979	11,979	—	—
Series A-1 preferred OP unit	2.439	5,825	14,205	9,730	23,729
Series A-4 preferred OP unit	0.4444	5,000	2,220	7,000	3,110
Series A-4 preferred stock	0.4444	158,036	70,238	—	—
Series C preferred OP unit	1.11	4,993	5,539	—	—

Dividends

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Dividend distributions for the three months ended June 30, 2017 were as follows:

Dividend	Record Date	Payment Date	Distribution per Share	Total Distribution (millions)
Common Stock, Common OP units and Restricted Stock	6/30/2017	7/17/2017	$0.67	$51.2
Series A Preferred Stock	6/30/2017	7/17/2017	$0.4453125	$1.5
Series A-4 Preferred Stock	6/16/2017	6/30/2017	$0.40625	$0.4

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

In June 2017, we redeemed 438,448 shares of Series A-4 Cumulative Convertible Preferred Stock and 200,000 shares of Series A-4 preferred OP units from Green Courte Real Estate Partners III, LLC, GCP Fund III REIT LLC and GCP Fund III Ancillary Holding, LLC (collectively, the "Green Courte Entities") for total consideration of $24.7 million. Accrued dividends totaling $0.2 million were also paid in connection with the redemptions. The Green Courte Entities and other affiliates were the sellers of the American Land Lease portfolio which we acquired in 2014 and 2015.

Repurchase Program

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock. We have 400,000 common shares remaining in the repurchase program. No common shares were repurchased under this buyback program during the six months ended June 30, 2017 or 2016. There is no expiration date specified for the buyback program.

9.      Share-Based Compensation

We have two share-based compensation plans; the Sun Communities, Inc. 2015 Equity Incentive Plan (“2015 Equity Incentive Plan”) and the First Amended and Restated 2004 Non-Employee Director Option Plan (“2004 Non-Employee Director Option Plan”). During the three months ended June 30, 2017 and the three months ended March 31, 2017, shares were granted as follows:

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Grant Period	Type	Plan	Shares Granted	Grant Date Fair Value Per Share		Vesting Type	Vesting Anniversary	Percentage

Q2 2017	Key Employees	2015 Equity Incentive Plan	2,500	$84.18	(1)	Time Based	April 24, 2019	35.0%
							April 24, 2020	35.0%
							April 24, 2021	20.0%
							April 24, 2022	5.0%
							April 24, 2023	5.0%

Q1 2017	Executive Officers	2015 Equity Incentive Plan	100,000	$79.30	(2)	Time Based	March 14, 2020	20.0%
							March 14, 2021	30.0%
							March 14, 2022	35.0%
							March 14, 2023	10.0%
							March 14, 2024	5.0%

Q1 2017	Executive Officers	2015 Equity Incentive Plan	100,000	$79.30	(2)	Market & Performance Conditions	Multiple tranches through March 2022

Q1 2017	Directors	2004 Non-Employee Director Option Plan	15,600	$79.02	(1)	Time Based	February 8, 2020	100.0%

(1) The fair value of the grant was determined by using the closing price of our common stock on the date the shares were issued.
(2) Share-based compensation for restricted stock awards with performance conditions is measured based on an estimate of shares expected to vest. We estimate the fair value of share-based compensation for restricted stock with market conditions using a Monte Carlo simulation.

During the six months ended June 30, 2017 and 2016, 1,500 and 9,349 shares of common stock, respectively, were issued in connection with the exercise of stock options, and the net proceeds received during both periods was $0.1 million.

The vesting requirements for 175,746 restricted shares granted to our executives and employees were satisfied during the six months ended June 30, 2017.

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

Transactions between our segments are eliminated in consolidation. Transient RV revenue is included in the Real Property Operations segment revenues and is expected to approximate $77.4 million annually. This transient RV revenue was recognized 27.3 percent and 20.3 percent in the first and second quarters, respectively, and is expected to be 36.6 percent and 15.8 percent in the third and fourth quarters, respectively. In 2016, transient revenue was $58.2 million. We recognized 17.5 percent in the first quarter, 18.7 percent in the second quarter, 45.2 percent in the third quarter, and 18.6 percent in the fourth quarter.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A presentation of segment financial information is summarized as follows (in thousands):

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$188,311	$43,537	$231,848	$147,384	$37,996	$185,380
Operating expenses/Cost of sales	73,630	26,966	100,596	52,819	24,095	76,914
Net operating income/Gross profit	114,681	16,571	131,252	94,565	13,901	108,466
Adjustments to arrive at net income / (loss):
Interest and other revenues, net	6,051	—	6,051	5,419	—	5,419
Home selling expenses	—	(2,990)	(2,990)	—	(2,460)	(2,460)
General and administrative	(17,684)	(2,305)	(19,989)	(14,217)	(2,326)	(16,543)
Transaction costs	(2,437)	—	(2,437)	(21,098)	119	(20,979)
Depreciation and amortization	(48,189)	(14,532)	(62,721)	(35,586)	(14,084)	(49,670)
Extinguishment of debt	(293)	—	(293)	—	—	—
Interest	(32,353)	(5)	(32,358)	(28,426)	(2)	(28,428)
Interest on mandatorily redeemable preferred OP units	(787)	—	(787)	(787)	—	(787)
Other income, net	1,095	(220)	875	—	—	—
Current tax expense	58	(51)	7	(16)	(40)	(56)
Deferred tax benefit	364	—	364	—	—	—
Net income / (loss)	20,506	(3,532)	16,974	(146)	(4,892)	(5,038)
Less: Preferred return to preferred OP units	1,196	—	1,196	1,263	—	1,263
Less: Amounts attributable to noncontrolling interests	1,506	(191)	1,315	(374)	(321)	(695)
Net income / (loss) attributable to Sun Communities, Inc.	17,804	(3,341)	14,463	(1,035)	(4,571)	(5,606)
Less: Preferred stock distributions	2,099	—	2,099	2,197	—	2,197
Net income / (loss) attributable to Sun Communities, Inc. common stockholders	$15,705	$(3,341)	$12,364	$(3,232)	$(4,571)	$(7,803)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$377,584	$83,139	$460,723	$281,232	$74,441	$355,673
Operating expenses/Cost of sales	138,607	52,951	191,558	97,254	48,155	145,409
Net operating income/Gross profit	238,977	30,188	269,165	183,978	26,286	210,264
Adjustments to arrive at net income / (loss):
Interest and other revenues, net	11,576	—	11,576	9,770	—	9,770
Home selling expenses	—	(6,101)	(6,101)	—	(4,597)	(4,597)
General and administrative	(33,405)	(4,516)	(37,921)	(25,991)	(4,344)	(30,335)
Transaction costs	(4,848)	25	(4,823)	(23,819)	119	(23,700)
Depreciation and amortization	(95,519)	(29,968)	(125,487)	(70,973)	(27,109)	(98,082)
Extinguishment of debt	(759)	—	(759)	—	—	—
Interest	(63,672)	(8)	(63,680)	(54,715)	(7)	(54,722)
Interest on mandatorily redeemable preferred OP units	(1,571)	—	(1,571)	(1,574)	—	(1,574)
Other expenses, net	1,639	(12)	1,627	—	—	—
Current tax expense	(65)	(106)	(171)	(203)	(81)	(284)
Deferred tax expense	664	—	664	—	—	—
Net income / (loss)	53,017	(10,498)	42,519	16,473	(9,733)	6,740
Less: Preferred return to preferred OP units	2,370	—	2,370	2,536	—	2,536
Less: Amounts attributable to noncontrolling interests	2,989	(586)	2,403	259	(678)	(419)
Net income / (loss) attributable to Sun Communities, Inc.	47,658	(9,912)	37,746	13,678	(9,055)	4,623
Less: Preferred stock distributions	4,278	—	4,278	4,551	—	4,551
Net income / (loss) attributable to Sun Communities, Inc. common stockholders	$43,380	$(9,912)	$33,468	$9,127	$(9,055)	$72

	June 30, 2017			December 31, 2016
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Identifiable assets:
Investment property, net	$5,057,937	$459,202	$5,517,139	$5,019,165	$450,316	$5,469,481
Cash and cash equivalents	235,860	5,786	241,646	3,705	4,459	8,164
Inventory of manufactured homes	—	25,582	25,582	—	21,632	21,632
Notes and other receivables, net	97,362	13,137	110,499	68,901	12,278	81,179
Collateralized receivables, net	138,696	—	138,696	143,870	—	143,870
Other assets, net	141,213	3,938	145,151	143,650	2,800	146,450
Total assets	$5,671,068	$507,645	$6,178,713	$5,379,291	$491,485	$5,870,776

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended June 30, 2017.

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

Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards, depreciation and basis differences between tax and U.S. GAAP on our Canadian investments. Generally, full valuation allowances are recorded against all U.S. federal deferred tax assets. For Canadian purposes, a deferred tax liability of $21.7 million has been recorded in relation to a corporate entity and included in “Other liabilities” in our Consolidated Balance Sheets as of June 30, 2017. There are no U.S. federal deferred tax assets or liabilities included in our Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016.

We had no unrecognized tax benefits as of June 30, 2017 and 2016. We do not expect significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of June 30, 2017.

We recorded a current tax benefit for federal, state, and Canadian income taxes of $7 thousand, and current tax expense of $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively.

We recorded $0.4 million and $0.7 million of deferred tax benefit in our Consolidated Statements of Operations for the three months and six months ended June 30, 2017, respectively. There was no deferred tax benefit or expense recorded for the three months or six months ended June 30, 2016.

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

Computations of basic and diluted earnings / (loss) per share were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2017	2016	2017	2016
Net income / (loss) attributable to common stockholders	$12,364	$(7,803)	$33,468	$72
Allocation to restricted stock awards	(9)	242	(267)	179
Basic earnings: Net income / (loss) attributable to common stockholders after allocation	12,355	(7,561)	33,201	251
Allocation to restricted stock awards	9	(242)	267	(179)
Diluted earnings: Net income / (loss) attributable to common stockholders after allocation	$12,364	$(7,803)	$33,468	$72

Denominator
Weighted average common shares outstanding	74,678	64,757	73,677	61,247
Add: dilutive stock options	2	—	2	9
Add: dilutive restricted stock	474	—	593	417
Diluted weighted average common shares and securities	75,154	64,757	74,272	61,673
Earnings / (loss) per share available to common stockholders after allocation:
Basic	$0.16	$(0.12)	$0.45	$0.00
Diluted	$0.16	$(0.12)	$0.45	$0.00

We have excluded certain securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share as of June 30, 2017 and 2016 (in thousands):

	As of June 30,
	2017	2016
Common OP units	2,770	2,863
Series A-1 preferred OP units	361	378
Series A-3 preferred OP units	40	40
Series A-4 preferred OP units	429	748
Series A-4 preferred stock	1,085	1,682
Series C preferred OP units	328	340
Aspen preferred OP units	1,284	1,284
Total securities	6,297	7,335

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

The following table provides the terms of our interest rate derivative contracts that were in effect as of June 30, 2017:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Cap Rate	Spread	Effective Fixed Rate
Cap	Cap Floating Rate	4/1/2015	4/1/2018	$150.1	3 Month LIBOR	3.0200%	9.0000%	—%	N/A
Cap	Cap Floating Rate	10/3/2016	5/1/2023	$9.6	3 Month LIBOR	3.8200%	11.0200%	—%	N/A

In accordance with ASC Topic 815, “Derivatives and Hedging,” derivative instruments are recorded at fair value in “Other assets, net” or “Other liabilities” on the Consolidated Balance Sheets. As of June 30, 2017 and December 31, 2016, the fair value of our derivatives was zero.

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

The table below sets forth our financial assets and liabilities that required disclosure of fair value on a recurring basis as of June 30, 2017. The table presents the carrying values and fair values of our financial instruments as of June 30, 2017 and December 31, 2016, that were measured using the valuation techniques described above (in thousands). The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable as the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	June 30, 2017		December 31, 2016
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Installment notes receivable on manufactured homes, net	$82,792	$82,792	$59,320	$59,320
Collateralized receivables, net	138,696	138,696	143,870	143,870
Financial liabilities
Debt (excluding secured borrowings)	$2,878,722	$2,849,648	$2,865,470	$2,820,680
Secured borrowings	139,496	139,496	144,477	144,477
Lines of credit	435	435	100,095	98,640
Other liabilities (contingent consideration)	10,966	10,966	10,011	10,011

15.     Recent Accounting Pronouncements

In May 2017, the FASB issued Accounting Standards Update ("ASU") 2017-09 "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." This update provides clarity and reduces diversity in practice and cost and complexity when applying the guidance in Topic 718, regarding a change to the terms or conditions of a share-based payment award. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within that year. We will apply this guidance to modifications that occur on or after the effective date.

In January 2017, the FASB issued ASU 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business." This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within that year, with early application allowed for certain transactions. Upon adoption of this guidance, we expect that a majority of future property acquisitions will be considered asset acquisitions.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In November 2016, the FASB issued ASU 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash." This update requires inclusion of restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within that year. Upon adoption of this guidance, we will include restricted cash and restricted cash equivalents within the reconciliation of the net change in cash and cash equivalents on our Consolidated Statements of Cash Flows. Restricted cash and restricted cash equivalents, which are included within Other assets, net in our Consolidated Balance Sheets, were $20.6 million and $17.1 million at June 30, 2017 and December 31, 2016, respectively.

In October 2016, the FASB issued ASU 2016-16 "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." This update requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within that year. Upon adoption of this standard, there will be no material impact to our Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." This update addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within that year. Upon adoption of this standard, there will be no material impact to our Consolidated Financial Statements.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

17.    Subsequent Events

We have evaluated our Consolidated Financial Statements for subsequent events through the date that this Form 10-Q was issued.

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

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. As of June 30, 2017, we owned and operated or had an interest in a portfolio of 344 developed properties located in 29 states throughout the U.S. and one province in Canada, including 226 MH communities, 88 RV communities, and 30 properties containing both MH and RV sites.

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

SUMMARY STATEMENTS OF OPERATIONS

The following table summarizes our consolidated financial results and reconciles net income (loss) to NOI for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016
Net income / (loss) attributable to Sun Communities, Inc., common stockholders:	$12,364	$(7,803)
Other revenues	(6,051)	(5,419)
Home selling expenses	2,990	2,460
General and administrative	19,989	16,543
Transaction costs	2,437	20,979
Depreciation and amortization	62,721	49,670
Extinguishment of debt	293	—
Interest expense	33,145	29,215
Other income, net	(875)	—
Current tax (benefit) / expense	(7)	56
Deferred tax benefit	(364)	—
Preferred return to preferred OP units	1,196	1,263
Amounts attributable to noncontrolling interests	1,315	(695)
Preferred stock distributions	2,099	2,197
NOI / Gross profit	$131,252	$108,466

	Three Months Ended June 30,
	2017	2016
Real Property NOI	$112,889	$92,781
Rental Program NOI	23,743	21,959
Home Sales NOI / Gross profit	8,837	7,355
Ancillary NOI / Gross profit	1,792	1,784
Site rent from Rental Program (included in Real Property NOI) (1)	(16,009)	(15,413)
NOI / Gross profit	$131,252	$108,466

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

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
Financial Information (in thousands)	2017	2016	Change	% Change
Income from real property	$179,461	$140,001	$39,460	28.2%
Property operating expenses:
Payroll and benefits	18,255	12,417	5,838	47.0%
Legal, taxes, and insurance	1,890	1,614	276	17.1%
Utilities	19,839	13,900	5,939	42.7%
Supplies and repair	7,312	5,327	1,985	37.3%
Other	6,150	3,809	2,341	61.5%
Real estate taxes	13,126	10,153	2,973	29.3%
Property operating expenses	66,572	47,220	19,352	41.0%
Real Property NOI	$112,889	$92,781	$20,108	21.7%

	As of June 30,
Other Information	2017	2016	Change
Number of properties	344	337	7

Overall occupancy (1)	96.1%	96.1%	—%

Sites available for development	10,372	9,921	451

Monthly base rent per site - MH	$524	$510	$14
Monthly base rent per site - RV (2)	$424	$412	$12
Monthly base rent per site - Total	$503	$490	$13

(1)	Overall occupancy (percent) includes MH and annual RV sites, and excludes transient RV sites.

(2)	Monthly base rent pertains to annual RV sites and excludes transient RV sites.

The $20.1 million increase in Real Property NOI consists of $14.8 million from newly acquired properties and $5.3 million from Same Communities as detailed below.

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

The following tables reflect certain financial and other information for our Same Communities as of and for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
Financial Information (in thousands)	2017	2016	Change	% Change
Income from real property	$131,008	$123,399	$7,609	6.2%
Property operating expenses:
Payroll and benefits	11,615	11,143	472	4.2%
Legal, taxes, and insurance	1,564	1,418	146	10.3%
Utilities	7,192	6,577	615	9.4%
Supplies and repair	5,560	5,130	430	8.4%
Other	3,296	3,180	116	3.7%
Real estate taxes	9,767	9,224	543	5.9%
Property operating expenses	38,994	36,672	2,322	6.3%
Real Property NOI	$92,014	$86,727	$5,287	6.1%

	As of June 30,
Other Information	2017	2016	Change
Number of properties	231	231	—

Occupancy (1) (2)	97.2%	95.6%	1.6%

Sites available for development	6,193	6,919	(726)

Monthly base rent per site - MH	$510	$493	$17
Monthly base rent per site - RV (3)	$448	$432	$16
Monthly base rent per site - Total	$502	$486	$16

(1)	The occupancy percentage includes MH and annual/seasonal RV sites, and excludes recently completed but vacant expansion sites and transient RV sites.

(2)	The occupancy percentage for 2016 has been adjusted to reflect incremental growth year over year from filled expansion sites and the conversion of transient RV sites to annual/seasonal RV sites.

(3)	Monthly base rent pertains to annual and seasonal RV sites and excludes transient RV sites.

Real property NOI growth of 6.1 percent is primarily due to increased Income from real property of $7.6 million, or 6.2 percent. The 6.2 percent increase is primarily attributable to the 1.6 percent increase in occupancy, 3.4 percent increase in total monthly base rent per site, and a 1.2 percent increase in transient and other revenue. This increase was partially offset by a $2.3 million, or 6.3 percent, increase in Property operating expenses primarily attributable to increases in utilities, real estate taxes, payroll and benefits, and supplies and repair expenses.

SUN COMMUNITIES, INC.

HOME SALES AND RENTALS

The following table reflects certain financial and other information for our Rental Program as of and for the three months ended June 30, 2017 and 2016 (in thousands, except for statistical information):

	Three Months Ended June 30,
Financial Information	2017	2016	Change	% Change
Rental home revenue	$12,678	$11,957	$721	6.0%
Site rent from Rental Program (1)	16,009	15,413	596	3.9%
Rental Program revenue	28,687	27,370	1,317	4.8%
Expenses
Commissions	401	384	17	4.4%
Repairs and refurbishment	2,363	3,273	(910)	(27.8)%
Taxes and insurance	1,506	1,167	339	29.1%
Marketing and other	674	587	87	14.8%
Rental Program operating and maintenance	4,944	5,411	(467)	(8.6)%
Rental Program NOI	$23,743	$21,959	$1,784	8.1%

Other Information
Number of occupied rentals, end of period	11,083	10,997	86	0.8%
Investment in occupied rental homes, end of period	$479,503	$453,869	$25,634	5.7%
Number of sold rental homes	302	278	24	8.6%
Weighted average monthly rental rate, end of period	$897	$868	$29	3.3%

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

Rental program NOI increased 8.1 percent due to an increase in revenues of 4.8 percent coupled with a decrease in operating and maintenance expenses of 8.6 percent. The increase in revenues is attributable to a 3.3 percent increase in the weighted average monthly rental rate and a slight increase in the number of occupied rentals. The decrease in operating and maintenance expenses of $0.5 million is primarily the result of reduced repair and refurbishment expenditures in the three months ended June 30, 2017 as compared to the same period in 2016.

SUN COMMUNITIES, INC.

We purchase new homes and acquire pre-owned and repossessed manufactured homes, generally located within our communities, from lenders, dealers, and former residents to lease or sell to current and prospective residents.

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended June 30, 2017 and 2016 (in thousands, except for average selling prices and statistical information):

	Three Months Ended June 30,
Financial Information	2017	2016	Change	% Change
New home sales	$7,546	$5,612	$1,934	34.5%
Pre-owned home sales	23,313	20,427	2,886	14.1%
Revenue from home sales	30,859	26,039	4,820	18.5%

New home cost of sales	6,497	4,773	1,724	36.1%
Pre-owned home cost of sales	15,525	13,911	1,614	11.6%
Cost of home sales	22,022	18,684	3,338	17.9%
NOI / Gross profit	$8,837	$7,355	$1,482	20.2%

Gross profit – new homes	$1,049	$839	$210	25.0%
Gross margin % – new homes	13.9%	15.0%	(1.1)%
Average selling price – new homes	$93,161	$95,119	$(1,958)	(2.1)%

Gross profit – pre-owned homes	$7,788	$6,516	$1,272	19.5%
Gross margin % – pre-owned homes	33.4%	31.9%	1.5%
Average selling price – pre-owned homes	$32,379	$29,562	$2,817	9.5%

Statistical Information
Home sales volume:
New home sales	81	59	22	37.3%
Pre-owned home sales	720	691	29	4.2%
Total homes sold	801	750	51	6.8%

Gross profit on new home sales increased by 25.0 percent, primarily as a result of a 37.3 percent increase in new home sales volumes, partially offset by a 1.1 percent decrease in the gross margin percentage due to a slight decrease in the average selling price.

Gross profit on pre-owned home sales increased by 19.5 percent, primarily as a result of a 9.5 percent increase in average selling price coupled with a 4.2 percent increase in pre-owned home sales volumes.

SUN COMMUNITIES, INC.

OTHER ITEMS - STATEMENTS OF OPERATIONS

The following table summarizes other income and expenses for the three months ended June 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended June 30,
	2017	2016	Change	% Change
Ancillary revenues, net	$1,792	$1,784	$8	0.5%
Interest income	$5,043	$4,672	$371	7.9%
Brokerage commissions and other revenues, net	$1,008	$747	$261	34.9%
Home selling expenses	$2,990	$2,460	$530	21.5%
General and administrative expenses	$19,989	$16,543	$3,446	20.8%
Transaction costs	$2,437	$20,979	$(18,542)	(88.4)%
Depreciation and amortization	$62,721	$49,670	$13,051	26.3%
Extinguishment of debt	$293	$—	$293	100.0%
Interest expense	$33,145	$29,215	$3,930	13.5%
Other income, net	$875	$—	$875	100.0%
Deferred tax benefit	$364	$—	$364	100.0%

Interest income for the three months ended June 30, 2017, increased primarily due to an increase in our installment notes receivables, partially offset by a decrease in our collateralized receivables, as compared to June 30, 2016.

Brokerage commissions and other revenues, net increased primarily due to a higher number of brokered homes sold in the three months ended June 30, 2017 as compared to the same period in 2016.

Home selling expenses increased primarily due to increased commissions on home sales in the three months ended June 30, 2017 as compared to the same period in 2016.

General and administrative expenses increased primarily due to additional employee related costs as headcount increased in connection with our growth through significant acquisitions.

Transaction costs relate to diligence and other expenses incurred in connection with our acquisitions. These costs were significantly lower in the three months ended June 30, 2017 as compared to the same period in 2016, due to the acquisition of Carefree in June 2016. Refer to Note 2, “Real Estate Acquisitions,” in our accompanying Consolidated Financial Statements for additional information.

Depreciation and amortization increased as a result of our acquisition of Carefree in June 2016, and other acquisitions. Refer to Note 2, "Real Estate Acquisitions," of our accompanying Consolidated Financial Statements for additional information.

Extinguishment of debt for the three months ended June 30, 2017, is related to the repayment of a $3.9 million collateralized term loan. Refer to Note 7, “Debt and Lines of Credit,” in our accompanying Consolidated Financial Statements for additional information.

Interest expense increased primarily due to incremental borrowings of $338.0 million, $405.0 million and $197.5 million in connection with our Fannie Mae Financing, NML Financing and Freddie Mac Financing arrangements, respectively. Refer to Note 7, “Debt and Lines of Credit,” in our accompanying Consolidated Financial Statements for additional information.

Other income, net for the three months ended June 30, 2017, is comprised of a foreign currency translation gain of $2.2 million partially offset by contingent liability re-measurement of $0.8 million, hurricane related expenses of $0.3 million and other expenses of $0.2 million.

Deferred tax benefit for the three months ended June 30, 2017, was recognized in connection with certain of our communities acquired in the Carefree transaction that are subject to Canadian income tax. Refer to Note 11, “Income Taxes,” in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

SUMMARY STATEMENTS OF OPERATIONS

The following table summarizes our consolidated financial results and reconciles net income to NOI for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Net income / (loss) attributable to Sun Communities, Inc., common stockholders:	33,468	72
Other revenues	(11,576)	(9,770)
Home selling expenses	6,101	4,597
General and administrative	37,921	30,335
Transaction costs	4,823	23,700
Depreciation and amortization	125,487	98,082
Extinguishment of debt	759	—
Interest expense	65,251	56,296
Other income, net	(1,627)	—
Current tax (benefit) / expense	171	284
Deferred tax benefit	(664)	—
Preferred return to preferred OP units	2,370	2,536
Amounts attributable to noncontrolling interests	2,403	(419)
Preferred stock distributions	4,278	4,551
NOI / Gross profit	$269,165	$210,264

	Six Months Ended June 30,
	2017	2016
Real Property NOI	$235,634	$181,230
Rental Program NOI	46,699	43,009
Home Sales NOI / Gross profit	15,217	13,908
Ancillary NOI / Gross profit	3,343	2,748
Site rent from Rental Program (included in Real Property NOI) (1)	(31,728)	(30,631)
NOI / Gross profit	$269,165	$210,264

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

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
Financial Information (in thousands)	2017	2016	Change	% Change
Income from Real Property	$362,515	$269,236	$93,279	34.7%
Property operating expenses:
Payroll and benefits	33,176	22,137	11,039	49.9%
Legal, taxes, and insurance	3,418	2,914	504	17.3%
Utilities	39,876	27,131	12,745	47.0%
Supplies and repair	12,011	7,677	4,334	56.5%
Other	12,131	8,409	3,722	44.3%
Real estate taxes	26,269	19,738	6,531	33.1%
Property operating expenses	126,881	88,006	38,875	44.2%
Real Property NOI	$235,634	$181,230	$54,404	30.0%

	As of June 30,
Other Information	2017	2016	Change
Number of properties	344	337	7

Overall occupancy (1)	96.1%	96.1%	—%

Sites available for development	10,372	9,921	451

Monthly base rent per site - MH	$524	$510	$14
Monthly base rent per site - RV (2)	$424	$412	$12
Monthly base rent per site - Total	$503	$490	$13

(1)	Overall occupancy (%) includes MH and annual RV sites, and excludes transient RV sites.

(2)	Weighted average rent pertains to annual and seasonal RV sites and excludes transient RV sites.

The $54.4 million increase in Real Property NOI consists of $43.2 million from newly acquired properties and $11.2 million from Same Communities as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME COMMUNITY

The following tables reflect certain financial and other information for our Same Communities as of and for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
Financial Information (in thousands)	2017	2016	Change	% Change
Income from real property	$259,764	$245,842	$13,922	5.7%
Property operating expenses:
Payroll and benefits	21,710	20,811	899	4.3%
Legal, taxes, and insurance	2,748	2,717	31	1.1%
Utilities	13,944	13,261	683	5.2%
Supplies and repair	9,010	8,612	398	4.6%
Other	6,472	6,457	15	0.2%
Real estate taxes	19,473	18,795	678	3.6%
Property operating expenses	73,357	70,653	2,704	3.8%
Real Property NOI	$186,407	$175,189	$11,218	6.4%

	As of June 30,
Other Information	2017	2016	Change
Number of properties	231	231	—

Overall occupancy (1) (2)	97.2%	95.6%	1.6%

Sites available for development	6,193	6,919	(726)

Monthly base rent per site - MH	$510	$493	$17
Monthly base rent per site - RV (3)	$448	$432	$16
Monthly base rent per site - Total	$502	$486	$16

(1)	The occupancy percentage includes MH and annual/seasonal RV sites, and excludes recently completed but vacant expansion sites and transient RV sites.

(2)	The occupancy percentage for 2016 has been adjusted to reflect incremental growth year over year from filled expansion sites and the conversion of transient RV sites to annual/seasonal RV sites.

(3)	Monthly base rent pertains to annual and seasonal RV sites and excludes transient RV sites.

The $11.2 million increase in NOI is primarily due to increased revenues of $13.9 million partially offset by an increase in expenses of $2.7 million.

Income from real property consists of MH and RV site rent, and miscellaneous other property revenues. The 5.7 percent growth in Income from real property is primarily due to a 1.6 percent increase in occupancy and a 3.4 percent increase in our total monthly base rent per site.

Property operating expenses increased $2.7 million, or 3.8 percent, primarily as a result of higher payroll and benefits, utilities and real estate taxes.

SUN COMMUNITIES, INC.

HOME SALES AND RENTALS

The following table reflects certain financial and other information for our Rental Program as of and for the six months ended June 30, 2017 and 2016 (in thousands, except for statistical information):

	Six Months Ended June 30,
Financial Information	2017	2016	Change	% Change
Rental home revenue	$25,017	$23,665	$1,352	5.7%
Site rent from Rental Program (1)	31,728	30,631	1,097	3.6%
Rental Program revenue	56,745	54,296	2,449	4.5%
Expenses
Commissions	1,011	1,159	(148)	(12.8)%
Repairs and refurbishment	4,644	5,939	(1,295)	(21.8)%
Taxes and insurance	2,943	2,732	211	7.7%
Marketing and other	1,448	1,457	(9)	(0.6)%
Rental Program operating and maintenance	10,046	11,287	(1,241)	(11.0)%
Rental Program NOI	$46,699	$43,009	$3,690	8.6%

Other Information
Number of occupied rentals, end of period	11,083	10,997	86	0.8%
Investment in occupied rental homes, end of period	$479,503	$453,869	$25,634	5.7%
Number of sold rental homes	542	572	(30)	(5.2)%
Weighted average monthly rental rate, end of period	$897	$868	$29	3.3%

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

The 8.6 percent growth in NOI is primarily due to an increase in revenues of 4.5 percent coupled with a decrease in operating and maintenance expenses of 11.0 percent. The $2.4 million increase in revenues is primarily attributable to a 3.3 percent increase in the weighted average monthly rental rate and a slight increase in the number of occupied rentals. The decrease in operating and maintenance expenses of $1.2 million is primarily due to reduced repairs and refurbishment expenditures.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the six months ended June 30, 2017 and 2016 (in thousands, except for average selling prices and statistical information):

	Six Months Ended June 30,
Financial Information	2017	2016	Change	% Change
New home sales	$14,429	$11,081	$3,348	30.2%
Pre-owned home sales	43,693	39,695	3,998	10.1%
Revenue from homes sales	58,122	50,776	7,346	14.5%

New home cost of sales	12,345	9,617	2,728	28.4%
Pre-owned home cost of sales	30,560	27,251	3,309	12.1%
Cost of home sales	42,905	36,868	6,037	16.4%
NOI / Gross profit	$15,217	$13,908	$1,309	9.4%

Gross profit – new homes	$2,084	$1,464	$620	42.4%
Gross margin % – new homes	14.4%	13.2%	1.2%
Average selling price – new homes	$91,905	$88,648	$3,257	3.7%

Gross profit – pre-owned homes	$13,133	$12,444	$689	5.5%
Gross margin % – pre-owned homes	30.1%	31.3%	(1.2)%
Average selling price – pre-owned homes	$29,723	$28,558	$1,165	4.1%

Statistical Information
Home sales volume:
New home sales	157	125	32	25.6%
Pre-owned home sales	1,470	1,390	80	5.8%
Total homes sold	1,627	1,515	112	7.4%

Gross profit on new home sales increased 42.4 percent in the six months ended June 30, 2017, as compared to the same period in 2016. This increase is primarily the result of a 25.6 percent increase in new home sales volumes coupled with a 3.7 percent increase in the average selling price of new homes.

Gross profit on pre-owned home sales increased 5.5 percent, primarily due to an increase in pre-owned home sales volumes of 5.8 percent that was partially offset by a slight decrease in the gross margin percentage on pre-owned home sales. Certain homes purchased with the Company’s recent portfolio acquisition were sold at lower margins due to the age of the assets.

SUN COMMUNITIES, INC.

OTHER ITEMS - STATEMENTS OF OPERATIONS

The following table summarizes other income and expenses for the six months ended June 30, 2017 and 2016 (amounts in thousands):

	Six Months Ended June 30,
	2017	2016	Change	% Change
Ancillary revenues, net	$3,343	$2,748	$595	21.7%
Interest income	$9,689	$8,617	1,072	12.4%
Brokerage commissions and other revenues, net	$1,887	$1,153	734	63.7%
Home selling expenses	$6,101	$4,597	1,504	32.7%
General and administrative expenses	$37,921	$30,335	7,586	25.0%
Transaction costs	$4,823	$23,700	(18,877)	(79.7)%
Depreciation and amortization	$125,487	$98,082	27,405	27.9%
Extinguishment of debt	$759	$—	759	100.0%
Interest expense	$65,251	$56,296	8,955	15.9%
Other income, net	$1,627	$—	1,627	100.0%
Deferred tax benefit	$664	$—	664	100.0%

Ancillary revenues, net increased primarily due to an increase in RV vacation rental income in the six months ended June 30, 2017 as compared to the same period in 2016.

Interest income for the six months ended June 30, 2017, increased primarily due to an increase in our installment notes receivables, partially offset by a decrease in our collateralized receivables, as compared to June 30, 2016.

Brokerage commissions and other revenues increased primarily due to a higher number of brokered homes sold in the six months ended June 30, 2017 as compared to the same period in 2016.

Home selling expenses increased primarily due to increased commissions on home sales in the six months ended June 30, 2017 as compared to the same period in 2016.

General and administrative expenses increased primarily due to additional employee related costs as headcount increased in connection with our growth through significant acquisitions.

Transaction costs relate to diligence and other expenses incurred in connection with our acquisitions. These costs were significantly lower in the six months ended June 30, 2017 as compared to the same period in 2016, due to the acquisition of Carefree in June 2016. Refer to Note 2, “Real Estate Acquisitions,” in our accompanying Consolidated Financial Statements for additional information.

Depreciation and amortization expenses increased as a result of our acquisition of Carefree in June 2016, and other acquisitions. Refer to Note 2, “Real Estate Acquisitions,” of our accompanying Consolidated Financial Statements for additional information.

Extinguishment of debt for the six months ended June 30, 2017, is comprised of $0.5 million in connection with defeasement of an $18.9 million collateralized term loan and $0.3 million in connection with repayment of a $3.9 million collateralized term loan. Refer to Note 7, “Debt and Lines of Credit,” in our accompanying Consolidated Financial Statements for additional information.

Interest expense increased primarily due to incremental borrowings of $338.0 million, $405.0 million and $197.5 million in connection with our Fannie Mae Financing, NML Financing and Freddie Mac Financing arrangements, respectively. Refer to Note 7, “Debt and Lines of Credit,” in our accompanying Consolidated Financial Statements for additional information.

Other income, net for the six months ended June 30, 2017, is comprised primarily of a foreign currency translation gain of $3.0 million, partially offset by contingent liability re-measurement of $1.0 million and hurricane related expenses of $0.4 million.

Deferred tax benefit for the six months ended June 30, 2017, was recognized in connection with certain of our communities acquired in the Carefree transaction that are subject to Canadian income tax. Refer to Note 11, “Income Taxes,” in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.

FUNDS FROM OPERATIONS

The following table reconciles net income to FFO data for diluted purposes for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income / (loss) attributable to Sun Communities, Inc. common stockholders	$12,364	$(7,803)	$33,468	$72
Adjustments:
Depreciation and amortization	62,842	49,340	125,659	97,416
Amounts attributable to noncontrolling interests	1,202	(779)	2,102	(430)
Preferred return to preferred OP units	586	618	1,172	1,243
Preferred distribution to Series A-4 preferred stock	560	—	1,225	—
Gain on disposition of assets, net	(4,352)	(3,903)	(7,033)	(7,558)
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities (1)	73,202	37,473	156,593	90,743
Adjustments:
Transaction costs	2,437	20,979	4,823	23,700
Other acquisition related costs (2)	1,525	—	2,369	—
Extinguishment of debt	293	—	759	—
Other income, net	(875)	—	(1,627)	—
Debt premium write-off	(24)	—	(438)	—
Deferred tax benefit	(364)	—	(664)	—
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities excluding certain items (1)	$76,194	$58,452	$161,815	$114,443

Weighted average common shares outstanding - basic:	74,678	64,757	73,677	61,247
Add:
Common stock issuable upon conversion of stock options	2	9	2	9
Restricted stock	474	444	593	417
Common OP units	2,757	2,863	2,756	2,863
Common stock issuable upon conversion of Series A-1 preferred OP units	882	933	887	939
Common stock issuable upon conversion of Series A-3 preferred OP units	75	75	75	75
Common stock issuable upon conversion of Series A-4 preferred stock	645	—	690	—
Weighted average common shares outstanding - fully diluted	79,513	69,081	78,680	65,550

FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per share - fully diluted	$0.92	$0.54	$1.99	$1.38
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per share excluding certain items - fully diluted	$0.96	$0.85	$2.06	$1.75

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

During the six months ended June 30, 2017, we acquired three communities and one undeveloped parcel of land. See Note 2, “Real Estate Acquisitions” in our accompanying Consolidated Financial Statements for additional information regarding our acquisitions in 2017. Subject to market conditions, we intend to continue to look for opportunities to expand our development pipeline and acquire existing communities. We finance the acquisitions through available cash, secured financing, draws on our lines of credit, the assumption of existing debt on properties, and the issuance of certain equity securities. We will continue to evaluate acquisition opportunities that meet our criteria for acquisition.

We also intend to continue to strengthen our capital and liquidity positions by focusing on our core fundamentals, which are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our liquidity requirements through available cash balances, cash flows generated from operations, draws on our credit facility, and the use of debt and equity offerings under our shelf registration statement. Refer to Note 7, "Debt and Lines of Credit" and Note 8, "Equity and Mezzanine Securities" in our accompanying Consolidated Financial Statements for additional information.

Our capital expenditures include expansion and development, lot modifications, recurring capital expenditures and rental home purchases. For the six months ended June 30, 2017 and 2016, expansion and development activities of $32.5 million and $19.2 million, respectively, related to costs consisting primarily of construction of sites and other costs necessary to complete home site improvements.

For the six months ended June 30, 2017 and 2016, lot modification expenditures were $10.7 million and $8.9 million, respectively. These expenditures improve asset quality in our communities and are incurred when an existing home is removed and the site is prepared for a new home (more often than not, a multi-sectional home). These activities which are mandated by strict manufacturer’s installation requirements and state building codes, include items such as new foundations, driveways, and utility upgrades.

For the six months ended June 30, 2017 and 2016, recurring capital expenditures of $8.4 million and $8.9 million, respectively, related to our continued commitment to upkeep of our properties.

We invest in the acquisition of homes intended for the Rental Program. Expenditures for these investments depend upon market conditions for new home sales, repossessions and rental homes. We finance new home purchases with a $12.0 million manufactured home floor plan facility. Our ability to purchase homes intended for sale or rent may be limited by cash received from third-party financing of our home sales, available manufactured home floor plan financing and working capital available on our lines of credit.

SUN COMMUNITIES, INC.

Our cash flow activities are summarized as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Net Cash Provided by Operating Activities	$153,163	$129,048
Net Cash Used for Investing Activities	$(167,126)	$(1,468,615)
Net Cash Provided by Financing Activities	$247,334	$1,325,922
Effect of Exchange Rate on Cash and Cash Equivalents	$111	$—

Cash and cash equivalents increased by $233.4 million from $8.2 million as of December 31, 2016, to $241.6 million as of June 30, 2017.

Operating Activities

Net cash provided by operating activities increased by $24.2 million from $129.0 million for the six months ended June 30, 2016 to $153.2 million for the six months ended June 30, 2017.

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

Investing Activities

Net cash used for investing activities was $167.1 million for the six months ended June 30, 2017, compared to $1.5 billion for the six months ended June 30, 2016.

Financing Activities

Net cash provided by financing activities was $247.3 million for the six months ended June 30, 2017, compared to $1.3 billion for the six months ended June 30, 2016. Refer to Note 7, “Debt and Lines of Credit” and Note 8, “Equity and Mezzanine Securities” in our accompanying Consolidated Financial Statements for additional information.

Financial Flexibility

On April 25, 2017, we entered into our A&R Credit Agreement with Citibank and certain other lenders for our A&R Facility, in the amount of $650.0 million, comprised of a $550.0 million revolving loan and a $100.0 million term loan. The A&R Credit Agreement has a four-year term ending April 25, 2021, which can be extended for two additional six-month periods at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $350.0 million. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the Facility may be increased up to $1.0 billion.

The A&R Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which can range from 1.35 percent to 2.20 percent for the revolving loan and 1.30 percent to 2.15 percent for the term loan. As of June 30, 2017, the margin on our leverage ratio was 1.35 percent and 1.30 percent on the revolving and term loans, respectively. We had no borrowings on the revolving loan or term loan as of June 30, 2017, as total borrowings of $229.0 million were repaid with proceeds from our public equity offering during the quarter ended June 30, 2017. We may borrow up to $100.0 million on the term loan on or before September 30, 2017.

The A&R Facility replaced our $450.0 million Previous Facility, which was scheduled to mature on August 19, 2019. At the time of closing of the A&R Facility, there were $220.8 million in borrowings under the Previous Facility. At December 31, 2016, under the Previous Facility, we had $42.3 million in borrowings on the revolving loan and $58.0 million in borrowings on the term loan totaling $100.3 million with a weighted average interest rate of 2.14 percent.

SUN COMMUNITIES, INC.

The A&R Facility provides, and the Previous Facility provided, us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but does reduce the borrowing amount available. At June 30, 2017 and December 31, 2016, approximately $3.8 million and $4.6 million of availability was used to back standby letters of credit.

Pursuant to the terms of the A&R Facility, we are subject to various financial and other covenants. We are currently in compliance with these covenants. The most restrictive financial covenants for the Facility are as follows:

Covenant	Requirement	As of June 30, 2017
Maximum Leverage Ratio	<65.0%	35.2%
Minimum Fixed Charge Coverage Ratio	>1.40	2.53
Minimum Tangible Net Worth	>$2,491,250	$3,934,830
Maximum Dividend Payout Ratio	<95.0%	64.1%

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, expansion and development of communities, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. At June 30, 2017, we had 153 unencumbered properties, of which 61 support the borrowing base for our $650.0 million line of credit.

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

Contractual Cash Obligations

Our primary long-term liquidity needs are principal payments on outstanding indebtedness. As of June 30, 2017, our outstanding contractual obligations, including interest expense, were as follows:

		Payments Due By Period
		(in thousands)
Contractual Cash Obligations (1)	Total Due	<1 year	1-3 years	3-5 years	After 5 years

Collateralized term loans - FNMA	$1,017,486	$9,443	$118,437	$226,624	$662,982
Collateralized term loans - Life Company	955,874	10,305	53,349	62,874	829,346
Collateralized term loans - CMBS	453,636	3,875	17,476	138,016	294,269
Collateralized term loans - FMCC	391,700	2,910	12,317	13,305	363,168
Secured borrowings	139,496	2,763	12,363	14,578	109,792
Lines of credit	435	—	435	—	—
Preferred OP units - mandatorily redeemable	45,903	3,670	7,570	—	34,663
Total principal payments	$3,004,530	$32,966	$221,947	$455,397	$2,294,220

Interest expense (2)	$1,004,220	$75,201	$267,054	$231,714	$430,251
Operating leases	59,328	3,044	6,780	6,963	42,541
Total contractual obligations	$4,068,078	$111,211	$495,781	$694,074	$2,767,012

SUN COMMUNITIES, INC.

(1) Our contractual cash obligations exclude debt premiums/discounts.
(2) Our contractual cash obligation related to interest expense is calculated based on the current debt levels, rates and maturities as of June 30, 2017 (excluding secured borrowings), and actual payments required in future periods may be different than the amounts included above.

As of June 30, 2017, our net debt to enterprise value approximated 27.2 percent (assuming conversion of all common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series A-4 preferred OP units, and Series C preferred OP units to shares of common stock). Our debt has a weighted average maturity of approximately 8.7 years and a weighted average interest rate of 4.60 percent.

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

We have two interest rate cap agreements with a total notional amount of $159.7 million as of June 30, 2017. The first interest rate cap agreement has a cap rate of 9.00 percent, a notional amount of $150.1 million and a termination date of April 2018. The second interest rate cap agreement has a cap rate of 11.02 percent, a notional amount of $9.6 million and a termination date of May 2023.

Our remaining variable rate debt totaled $154.8 million as of June 30, 2017, and bears interest at Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0 percent, we believe our interest expense for the six months ended June 30, 2017, would have increased or decreased by approximately $1.5 million, based on the $299.2 million average balance outstanding under our variable rate debt facilities.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at June 30, 2017. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in internal control over financial reporting

There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUN COMMUNITIES, INC.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased under this buyback program during the six months ended June 30, 2017.  There is no expiration date specified for the buyback program.

SUN COMMUNITIES, INC.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Third Amended and Restated Bylaws of Sun Communities, Inc.	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed May 12, 2017
10.1
Second Amended and Restated Credit Agreement, dated April 25, 2017, among Sun Communities Operating Limited Partnership, as Borrower, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and BMO Capital Markets, as Joint Lead Arrangers, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners, Bank of America, N.A. and Bank of Montreal, as Co-Syndication Agents, and Fifth Third Bank, an Ohio Banking Corporation Regions Bank and RBC Capital Markets, as Co-Documentation Agents

Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K/A filed April 27, 2017
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

Dated: July 27, 2017	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

SUN COMMUNITIES, INC.

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Third Amended and Restated Bylaws of Sun Communities, Inc.	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed May 12, 2017
10.1
Second Amended and Restated Credit Agreement, dated April 25, 2017, among Sun Communities Operating Limited Partnership, as Borrower, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and BMO Capital Markets, as Joint Lead Arrangers, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners, Bank of America, N.A. and Bank of Montreal, as Co-Syndication Agents, and Fifth Third Bank, an Ohio Banking Corporation Regions Bank and RBC Capital Markets, as Co-Documentation Agents

Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K/A filed April 27, 2017
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