Form 10-Q
period 2017-09-30
SUN COMMUNITIES INC
filed 2017-10-24
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]

Number of shares of Common Stock, $0.01 par value per share, outstanding as of October 17, 2017:  79,342,536

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited - dollars in thousands, except per share amounts)

	(unaudited) September 30, 2017	December 31, 2016
ASSETS
Land	$1,079,708	$1,051,536
Land improvements and buildings	5,024,937	4,825,043
Rental homes and improvements	516,618	489,633
Furniture, fixtures and equipment	140,894	130,127
Investment property	6,762,157	6,496,339
Accumulated depreciation	(1,188,332)	(1,026,858)
Investment property, net (including $50,655 and $88,987 for consolidated variable interest entities at September 30, 2017 and December 31, 2016; see Note 6)	5,573,825	5,469,481
Cash and cash equivalents	137,448	8,164
Inventory of manufactured homes	25,741	21,632
Notes and other receivables, net	145,760	81,179
Collateralized receivables, net	134,015	143,870
Other assets, net (including $1,638 and $3,054 for consolidated variable interest entities at September 30, 2017 and December 31, 2016; see Note 6)	141,047	146,450
TOTAL ASSETS	$6,157,836	$5,870,776
LIABILITIES
Mortgage loans payable (including $42,177 and $62,111 for consolidated variable interest entities at September 30, 2017 and December 31, 2016; see Note 6)	$2,822,640	$2,819,567
Secured borrowings on collateralized receivables	134,884	144,477
Preferred OP units - mandatorily redeemable	45,903	45,903
Lines of credit	—	100,095
Distributions payable	56,520	51,896
Other liabilities (including $1,258 and $1,998 for consolidated variable interest entities at September 30, 2017 and December 31, 2016; see Note 6)	291,074	279,667
TOTAL LIABILITIES	3,351,021	3,441,605
Commitments and contingencies
Series A-4 preferred stock, $0.01 par value. Issued and outstanding: 1,085 shares at September 30, 2017 and 1,681 shares at December 31, 2016	32,414	50,227
Series A-4 preferred OP units	10,832	16,717
STOCKHOLDERS’ EQUITY
Series A preferred stock, $0.01 par value. Issued and outstanding: 3,400 shares at September 30, 2017 and December 31, 2016	34	34
Common stock, $0.01 par value. Authorized: 180,000 shares; Issued and outstanding: 79,341 shares at September 30, 2017 and 73,206 shares at December 31, 2016	793	732
Additional paid-in capital	3,810,930	3,321,441
Accumulated other comprehensive income (loss)	1,531	(3,181)
Distributions in excess of accumulated earnings	(1,117,228)	(1,023,415)
Total Sun Communities, Inc. stockholders’ equity	2,696,060	2,295,611
Noncontrolling interests:
Common and preferred OP units	63,668	69,598
Consolidated variable interest entities	3,841	(2,982)
Total noncontrolling interests	67,509	66,616
TOTAL STOCKHOLDERS’ EQUITY	2,763,569	2,362,227
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,157,836	$5,870,776
See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES
Income from real property	$198,263	$184,324	$560,778	$453,560
Revenue from home sales	33,197	31,211	91,319	81,987
Rental home revenue	12,757	12,031	37,774	35,696
Ancillary revenues	17,017	16,446	32,086	28,442
Interest	5,920	4,705	15,609	13,322
Brokerage commissions and other revenues, net	1,091	984	2,978	2,137
Total revenues	268,245	249,701	740,544	615,144
EXPENSES
Property operating and maintenance	59,249	57,089	159,861	125,357
Real estate taxes	13,053	12,384	39,322	32,122
Cost of home sales	25,094	21,935	67,999	58,803
Rental home operating and maintenance	6,775	6,350	16,821	17,637
Ancillary expenses	9,993	9,449	21,719	18,697
Home selling expenses	3,290	2,643	9,391	7,240
General and administrative	18,267	16,575	56,188	46,910
Transaction costs	2,167	4,191	6,990	27,891
Depreciation and amortization	64,232	61,483	189,719	159,565
Extinguishment of debt	—	—	759	—
Interest	32,085	33,800	95,765	88,522
Interest on mandatorily redeemable preferred OP units	790	789	2,361	2,363
Total expenses	234,995	226,688	666,895	585,107
Income before other items	33,250	23,013	73,649	30,037
Catastrophic weather related charges	(7,756)	—	(8,124)	—
Other income, net	3,345	—	5,340	—
Current tax benefit / (expense)	38	(283)	(133)	(567)
Deferred tax benefit	81	—	745	—
Income from affiliate transactions	—	500	—	500
Net income	28,958	23,230	71,477	29,970
Less: Preferred return to preferred OP units	(1,112)	(1,257)	(3,482)	(3,793)
Less: Amounts attributable to noncontrolling interests	(1,776)	(879)	(4,179)	(460)
Net income attributable to Sun Communities, Inc.	26,070	21,094	63,816	25,717
Less: Preferred stock distributions	(1,955)	(2,197)	(6,233)	(6,748)
Net income attributable to Sun Communities, Inc. common stockholders	$24,115	$18,897	$57,583	$18,969
Weighted average common shares outstanding:
Basic	78,369	68,655	75,234	63,716
Diluted	78,808	69,069	75,846	64,146
Earnings per share (See Note 12):
Basic	$0.31	$0.27	$0.76	$0.30
Diluted	$0.31	$0.27	$0.76	$0.30

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$28,958	$23,230	$71,477	$29,970
Foreign currency translation adjustment	2,648	(5,227)	4,977	(5,226)
Total comprehensive income	31,606	18,003	76,454	24,744
Less: Comprehensive income attributable to noncontrolling interests	1,912	553	4,444	110
Comprehensive income attributable to Sun Communities, Inc.	$29,694	$17,450	$72,010	$24,634

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(Unaudited - dollars in thousands)

	7.125% Series A Cumulative Redeemable Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2016	$34	$732	$3,321,441	$(1,023,415)	$(3,181)	$66,616	$2,362,227
Issuance of common stock and common OP units, net	—	59	484,499	—	—	2,001	486,559
Conversion of OP units	—	1	3,240	—	—	(3,008)	233
Conversion of Series A-4 preferred stock	—	1	4,719	—	—	—	4,720
Redemption of Series A-4 preferred stock	—	—	(3,867)	—	—	—	(3,867)
Redemption of Series A-4 OP units	—	—	(2,571)	—	—	—	(2,571)
Share-based compensation - amortization and forfeitures	—	—	9,670	223	—	—	9,893
Acquisition of noncontrolling interests	—	—	(6,201)	—	—	6,101	(100)
Foreign currency exchange	—	—	—	—	4,712	265	4,977
Net income	—	—	—	67,298	—	3,991	71,289
Distributions	—	—	—	(161,334)	—	(8,457)	(169,791)
Balance at September 30, 2017	$34	$793	$3,810,930	$(1,117,228)	$1,531	$67,509	$2,763,569

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES	$223,348	$190,279
INVESTING ACTIVITIES:
Investment in properties	(203,233)	(159,923)
Acquisitions of properties, net of cash acquired	(70,328)	(1,473,368)
Proceeds from affiliate transactions	—	500
Proceeds from dispositions of assets and depreciated homes, net	6,592	3,755
Proceeds from disposition of properties	—	88,696
Issuance of notes and other receivables	(2,480)	(1,411)
Repayments of notes and other receivables	1,764	852
NET CASH USED FOR INVESTING ACTIVITIES	(267,685)	(1,540,899)
FINANCING ACTIVITIES:
Issuance and associated costs of common stock, OP units, and preferred OP units, net	457,638	748,959
Net proceeds from stock option exercise	—	149
Borrowings on lines of credit	575,351	474,738
Payments on lines of credit	(675,695)	(441,738)
Proceeds from issuance of other debt	85,081	900,781
Payments on other debt	(72,024)	(141,490)
Prepayment penalty on debt	(759)	—
Redemption of Series A-4 preferred stock and OP units	(24,698)	—
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(165,937)	(141,018)
Payments for deferred financing costs	(5,589)	(24,911)
NET CASH PROVIDED BY FINANCING ACTIVITIES	173,368	1,375,470
Effect of exchange rate changes on cash and cash equivalents	253	(107)
Net change in cash and cash equivalents	129,284	24,743
Cash and cash equivalents, beginning of period	8,164	45,086
Cash and cash equivalents, end of period	$137,448	$69,829

	Nine Months Ended September 30,
	2017	2016
SUPPLEMENTAL INFORMATION:
Cash paid for interest (net of capitalized interest of $1,981 and $378 respectively)	$92,362	$91,346
Cash paid for interest on mandatorily redeemable debt	$2,361	$2,363
Cash (refunds) paid for income taxes	$(53)	$612
Noncash investing and financing activities:
Reduction in secured borrowing balance	$17,674	$14,718
Change in distributions declared and outstanding	$4,527	$9,527
Conversion of common and preferred OP units	$3,240	$2,033
Conversion of Series A-4 preferred stock	$4,720	$11,503
Noncash investing and financing activities at the date of acquisition:
Acquisitions - Common stock and OP units issued	$28,410	$225,000
Acquisitions - debt assumed	$4,592	$—
Acquisitions - receivable due from seller	$5,000	$—
Acquisitions - contingent consideration liability	$—	$9,830

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

We follow accounting standards set by the Financial Accounting Standards Board (“FASB”). FASB sets generally accepted accounting principles (“GAAP”), which we follow to ensure that we consistently report our financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (“ASC”).

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

2.      Real Estate Acquisitions

2017 Acquisitions

In September 2017, we acquired three age-restricted manufactured home (“MH”) communities: Lazy J Ranch, with 220 sites in Arcata, California; Ocean West, with 130 sites in McKinleyville, California; and Caliente Sands, with 118 sites in Cathedral City, California.

In July 2017, we acquired Pismo Dunes RV Resort (“Pismo Dunes”), an age-restricted recreational vehicle (“RV”) community with 331 sites located in Pismo Beach, California.

In June 2017, we acquired Arbor Woods (“Arbor Woods”), a MH community with 458 sites located in Superior Township, Michigan.

In May 2017, we acquired Sunset Lakes RV Resort (“Sunset Lakes”), a RV resort with 498 sites located in Hillsdale, Illinois.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the amounts of assets acquired net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed in 2017 (in thousands):

At Acquisition Date	Lazy J Ranch (1)	Ocean West (1)	Caliente Sands (1)	Pismo Dunes (1)	Arbor Woods (1)	Sunset Lakes (1)	49er Village (1)	Total
Investment in property	$14,300	$9,673	$8,850	$21,260	$15,725	$7,835	$12,890	$90,533
Notes receivable	—	—	—	—	23	—	—	23
Inventory of manufactured homes	—	—	21	—	465	—	—	486
In-place leases	—	—	—	660	730	210	110	1,710
Total identifiable assets acquired net of liabilities assumed	$14,300	$9,673	$8,871	$21,920	$16,943	$8,045	$13,000	$92,752

Consideration
Cash	$14,300	$5,081	$8,871	$—	$14,943	$8,045	$13,000	64,240
Equity	—	—	—	26,410	2,000	—	—	28,410
Liabilities assumed	—	4,592	—	510	—	—	—	5,102
Receivable due from seller	—	—	—	(5,000)	—	—	—	(5,000)
Total consideration	$14,300	$9,673	$8,871	$21,920	$16,943	$8,045	$13,000	$92,752
(1) The purchase price allocations for Lazy J Ranch, Ocean West, Caliente Sands, Pismo Dunes, Arbor Woods, Sunset Lakes, and 49er Village are preliminary and may be adjusted as final costs and valuations are determined.

The amount of total revenues and net income included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2017 related to the acquisitions completed in 2017 are set forth in the following table (in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(unaudited)	(unaudited)
Total revenues	$3,178	$4,493
Net income	$935	$1,418

The following unaudited pro forma financial information presents the results of our operations for the three and nine months ended September 30, 2017 and 2016, as if the properties acquired in 2017 had been acquired on January 1, 2016. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees, and purchase accounting.

The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisitions been consummated on January 1, 2016 (in thousands, except per-share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2017	2016	2017	2016
Total revenues	$272,214	$255,580	$746,299	$623,840
Net income attributable to Sun Communities, Inc. common stockholders	$25,337	$20,660	$59,176	$21,246
Net income per share attributable to Sun Communities, Inc. common stockholders - basic	$0.32	$0.30	$0.79	$0.33
Net income per share attributable to Sun Communities, Inc. common stockholders - diluted	$0.32	$0.30	$0.78	$0.33

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Additionally, during the three months ended June 30, 2017, we acquired Carolina Pines RV Resort, an undeveloped parcel of land (“Carolina Pines” formerly known as Bear Lake), near Myrtle Beach, South Carolina, for $5.9 million. This land parcel has been entitled and zoned to build a 775 site RV resort.

Transaction costs of $2.2 million and $4.2 million have been incurred for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, transactions costs were $7.0 million and $27.9 million, respectively. These costs are presented as “Transaction costs” in our Consolidated Statements of Operations.

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

We have allocated the “investment in property” balances for Carefree to the respective balance sheet line items upon completion of a purchase price allocation in accordance with the FASB ASC Topic 805 - Business Combinations, as set forth in the table below (in thousands):

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

The amount of revenue and net income included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2017 related to the Carefree acquisition and other acquisitions completed during 2016 is set forth in the following table (in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(unaudited)	(unaudited)
Revenue	$55,034	$156,021
Net income	$3,987	$17,013

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.      Collateralized Receivables and Transfers of Financial Assets

We previously completed various transactions with an unrelated entity involving our notes receivable under which we received cash proceeds in exchange for relinquishing our right, title, and interest in certain notes receivable. We have no further obligations or rights with respect to the control, management, administration, servicing, or collection of the installment notes receivable. However, we are subject to certain recourse provisions requiring us to purchase the underlying homes collateralizing such notes, in the event of a note default and subsequent repossession of the home by the unrelated entity. The recourse provisions are considered to be a form of continuing involvement, and therefore these transferred loans did not meet the requirements for sale accounting. We continue to recognize these transferred loans on our balance sheet and refer to them as collateralized receivables. The proceeds from the transfer have been recognized as a secured borrowing.

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

The transferred assets have been classified as “Collateralized receivables, net” and the cash proceeds received from these transactions have been classified as “Secured borrowings on collateralized receivables” within the Consolidated Balance Sheets. The balance of the collateralized receivables was $134.0 million (net of allowance of $0.9 million) and $143.9 million (net of allowance of $0.6 million) as of September 30, 2017 and December 31, 2016, respectively. The receivables have a weighted average interest rate and maturity of 10.0 percent and 15.5 years as of September 30, 2017, and 10.0 percent and 15.7 years as of December 31, 2016.

The outstanding balance on the secured borrowing was $134.9 million and $144.5 million as of September 30, 2017 and December 31, 2016, respectively.

The collateralized receivables earn interest income, and the secured borrowings accrue interest expense at the same interest rates. The amount of interest income and expense recognized was $3.3 million and $3.5 million for the three months ended September 30, 2017 and 2016, respectively, and $9.9 million and $10.3 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Nine Months Ended
September 30, 2017
Beginning balance	$144,477
Financed sales of manufactured homes	8,081
Principal payments and payoffs from our customers	(9,233)
Principal reduction from repurchased homes	(8,441)
Total activity	(9,593)
Ending balance	$134,884

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the allowance for the collateralized receivables as of September 30, 2017 (in thousands):

Nine Months Ended
September 30, 2017
Beginning balance	$(607)
Lower of cost or market write-downs	699
Increase to reserve balance	(961)
Total activity	(262)
Ending balance	$(869)

4.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	September 30, 2017	December 31, 2016
Installment notes receivable on manufactured homes, net	$97,990	$59,320
Other receivables, net	47,770	21,859
Total notes and other receivables, net	$145,760	$81,179

Installment Notes Receivable on Manufactured Homes

The installment notes of $98.0 million (net of allowance of $0.2 million) and $59.3 million (net of allowance of $0.2 million) as of September 30, 2017 and December 31, 2016, respectively, are collateralized by manufactured homes. The notes represent financing provided by us to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes have a net weighted average interest rate (net of servicing costs) and maturity of 8.2 percent and 17.0 years as of September 30, 2017, and 8.3 percent and 16.0 years as of December 31, 2016.

The change in the aggregate gross principal balance of the installment notes receivable is as follows (in thousands):

Nine Months Ended
September 30, 2017
Beginning balance	$59,525
Financed sales of manufactured homes	44,711
Acquired notes	23
Principal payments and payoffs from our customers	(4,465)
Principal reduction from repossessed homes	(1,593)
Total activity	38,676
Ending balance	$98,201

Allowance for Losses for Installment Notes Receivable

The following table sets forth the allowance change for the installment notes receivable as follows (in thousands):

Nine Months Ended
September 30, 2017
Beginning balance	$(205)
Lower of cost or market write-downs	97
Increase to reserve balance	(103)
Total activity	(6)
Ending balance	$(211)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Receivables

As of September 30, 2017, other receivables were comprised of amounts due from: residents for rent, and water and sewer usage of $7.2 million (net of allowance of $1.4 million); home sale proceeds of $13.1 million; insurance receivables of $19.1 million; $5.0 million due from the sellers of Pismo Dunes (refer to Note 2, “Real Estate Acquisitions” for additional information); and other receivables of $3.4 million. As of December 31, 2016, other receivables were comprised of amounts due from: residents for rent, and water and sewer usage of $6.0 million (net of allowance of $1.5 million); home sale proceeds of $11.6 million; insurance receivables of $2.3 million; and other receivables of $2.0 million.

5.	Intangible Assets

Our intangible assets include ground leases, in-place leases, franchise fees and other intangible assets from acquisitions. These intangible assets are recorded in “Other assets, net” on the Consolidated Balance Sheets.

The gross carrying amounts, and accumulated amortization are as follows (in thousands):

		September 30, 2017		December 31, 2016
Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Ground leases	8-57 years	$33,270	$(1,371)	$33,270	$(600)
In-place leases	7 years	99,954	(42,090)	98,235	(31,796)
Franchise fees and other intangible assets	15 years	1,880	(1,432)	1,880	(1,155)
Total		$135,104	$(44,893)	$133,385	$(33,551)

Total amortization expenses related to the intangible assets are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Intangible Asset	2017	2016	2017	2016
Ground leases	$257	$368	$771	$368
In-place leases	3,478	3,824	10,322	8,142
Franchise fees and other intangible assets	19	129	277	387
Total	$3,754	$4,321	$11,370	$8,897

We anticipate amortization expense for our intangible assets to be as follows for the next five years (in thousands):

	Year
	Remainder of 2017	2018	2019	2020	2021
Estimated expense	$3,819	$14,514	$13,598	$11,870	$11,478

6.      Consolidated Variable Interest Entities

We consolidate Rudgate Village SPE, LLC; Rudgate Clinton SPE, LLC; and Rudgate Clinton Estates SPE, LLC (collectively, “Rudgate”) as a variable interest entity (“VIE”). We evaluated our arrangement with this property under the guidance set forth in FASB ASC Topic 810 “Consolidation.” We concluded that Rudgate qualified as a VIE where we are the primary beneficiary, as we have power to direct the significant activities, absorb the significant losses and receive the significant benefits from the entity.

During the three months ended June 30, 2017, we acquired the noncontrolling equity interests in Wildwood Mobile Home Park (“Wildwood”) held by third parties for total consideration of $0.1 million. Prior to this acquisition, we consolidated Wildwood as a VIE. The acquisition resulted in the Company owning a 100.0 percent controlling interest in Wildwood, and was deemed a VIE reconsideration event. We concluded that Wildwood was no longer a VIE.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the assets and liabilities included in our Consolidated Balance Sheets after eliminations (in thousands):

	September 30, 2017	December 31, 2016
ASSETS
Investment property, net	$50,655	$88,987
Other assets	1,638	3,054
Total Assets	$52,293	$92,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$42,177	$62,111
Other liabilities	1,258	1,998
Noncontrolling interests	3,841	(2,982)
Total Liabilities and Stockholders’ Equity	$47,276	$61,127

Investment property, net and other assets related to the consolidated VIEs comprised approximately 0.8 percent and 1.6 percent of our consolidated total assets at September 30, 2017 and December 31, 2016, respectively. Debt and other liabilities comprised approximately 1.3 percent and 1.9 percent of our consolidated total liabilities at September 30, 2017 and December 31, 2016, respectively. Noncontrolling interests related to the consolidated VIEs comprised less than 1.0 percent of our consolidated total stockholder’s equity at September 30, 2017 and less than 1.0 percent at December 31, 2016.

7.      Debt and Lines of Credit

The following table sets forth certain information regarding debt including premiums, discounts and deferred financing costs (in thousands):

	Carrying Amount		Weighted Average Years to Maturity		Weighted Average Interest Rates
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Collateralized term loans - FNMA	$1,032,621	$1,046,803	5.8	6.6	4.4%	4.3%
Collateralized term loans - Life Companies	949,970	888,705	12.5	12.2	3.9%	3.9%
Collateralized term loans - CMBS	452,311	492,294	5.2	5.6	5.1%	5.2%
Collateralized term loans - FMCC	387,738	391,765	7.1	7.9	3.9%	3.9%
Secured borrowings	134,884	144,477	15.5	15.7	10.0%	10.0%
Lines of credit	—	100,095	0.0	3.6	—%	2.1%
Preferred OP units - mandatorily redeemable	45,903	45,903	4.8	5.4	6.9%	6.9%
Total debt	$3,003,427	$3,110,042	8.4	8.5	4.6%	4.5%

Collateralized Term Loans

In September 2017, in connection with the Ocean West acquisition, we assumed a $4.6 million collateralized term loan with Fannie Mae, with an interest rate of 4.34 percent and a remaining term of 9.8 years.

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

In September 2016, 15 subsidiaries of the Operating Partnership each entered into a promissory note for total borrowings of $139.0 million with PNC Bank, as lender (the “Freddie Mac Financing”). Five of the notes totaling $70.2 million bear interest at a rate of 3.93 percent and have ten-year terms. The remaining ten notes totaling $68.8 million bear interest at a rate of 3.75 percent and have seven-year terms. The Freddie Mac Financing provides for principal and interest payments to be amortized over 30 years.

Proceeds from the Freddie Mac Financing described above and the underwritten registered public equity offering in September 2016 described in Note 8, “Equity and Mezzanine Securities,” were utilized to repay $62.1 million in mortgage loans and $300.0 million on our revolving loan under our senior revolving credit facility (refer to Lines of Credit below for additional information regarding the A&R Facility).

In June 2016, 17 subsidiaries of the Operating Partnership entered into a Master Credit Facility Agreement with Regions Bank, as lender. Pursuant to credit agreement, Regions Bank loaned a total of $338.0 million under a senior secured credit facility, comprised of two ten-year term loans in the amount of $300.0 million and $38.0 million, respectively (collectively the “Fannie Mae Financing”). The $300.0 million term loan bears interest at 3.69 percent and the $38.0 million term loan bears interest at 3.67 percent for a blended rate of 3.69 percent. The Fannie Mae Financing provides for principal and interest payments to be amortized over 30 years.

The Fannie Mae Financing is secured by mortgages encumbering 17 MH communities comprised of real and personal property owned by the borrowers. Additionally, the Company and the Operating Partnership have provided a guaranty of the non-recourse carve-out obligations of the borrowers under the Fannie Mae Financing.

Additionally, in June 2016, three subsidiaries of the Operating Partnership entered into mortgage loan documents (the “NML Loan Documents”) with The Northwestern Mutual Life Insurance Company (“NML”). Pursuant to the NML Loan Documents, NML made three portfolio loans to the subsidiary borrowers in the aggregate amount of $405.0 million. NML loaned $162.0 million under a ten-year term loan to two of the subsidiary borrowers (the “Portfolio A Loan”). The Portfolio A Loan bears interest at 3.53 percent and is secured by deeds of trust encumbering seven MH communities and one RV community. NML also loaned $163.0 million under a 12-year term loan (the “Portfolio B Loan”) to one subsidiary which is also a borrower under the Portfolio A Loan. The Portfolio B Loan bears interest at 3.71 percent and is secured by deeds of trust and a ground lease encumbering eight MH communities. NML also loaned $80.0 million under a 12-year term loan (the “Portfolio C Loan” and, collectively, with the Portfolio A Loan and the Portfolio B Loan, the “NML Financing”) to one subsidiary borrower. The Portfolio C Loan bears interest at 3.71 percent and is secured by a mortgage encumbering one RV community. The MH and RV communities noted above that secure the NML Financing were acquired as part of the Carefree transaction.

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

Proceeds from the Fannie Mae Financing and NML Financing were primarily used to fund the cash portion of the Carefree acquisition. Refer to Note 2, “Real Estate Acquisitions” for additional information.

The collateralized term loans totaling $2.8 billion as of September 30, 2017, are secured by 192 properties comprised of 76,078 sites representing approximately $3.4 billion of net book value.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Secured Borrowing

See Note 3, “Collateralized Receivables and Transfers of Financial Assets,” for information regarding our collateralized receivables and secured borrowing transactions.

Preferred OP Units

Included in preferred OP units is $34.7 million of Aspen preferred OP units issued by the Operating Partnership which, as of September 30, 2017, are convertible indirectly into 468,923 shares of our common stock. Subject to certain limitations, at any time prior to January 1, 2024, the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the market price of our common stock is $68.00 per share or less, 0.397 common OP units; or (b) if the market price of our common stock is greater than $68.00 per share, the number of common OP units is determined by dividing (i) the sum of (A) $27.00 plus (B) 25 percent of the amount by which the market price of our common stock exceeds $68.00 per share, by (ii) the per-share market price of our common stock. The current preferred distribution rate is 6.5 percent. On January 2, 2024, we are required to redeem all Aspen preferred OP units that have not been converted to common OP units.

Lines of Credit

In April 2017, we amended and restated our credit agreement (the “A&R Credit Agreement”) with Citibank, N.A. (“Citibank”) and certain other lenders. Pursuant to the A&R Credit Agreement, we have a senior revolving credit facility with Citibank and certain other lenders in the amount of $650.0 million, comprised of a $550.0 million revolving loan and a $100.0 million term loan (the “A&R Facility”). The A&R Credit Agreement has a four-year term ending April 25, 2021, which can be extended for two additional six-month periods at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $350.0 million. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the Facility may be increased up to $1.0 billion.

The A&R Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which margin can range from 1.35 percent to 2.20 percent for the revolving loan and 1.30 percent to 2.15 percent for the term loan. As of September 30, 2017, the margin on our leverage ratio was 1.35 percent and 1.30 percent on the revolving and term loans, respectively. We had no borrowings on the revolving loan or term loan as of September 30, 2017. We may borrow up to $100.0 million on the term loan on or before June 1, 2018.

The A&R Facility replaced our $450.0 million credit facility (the “Previous Facility”), which was scheduled to mature on August 19, 2019. At December 31, 2016, under the Previous Facility, we had $42.3 million in borrowings on the revolving loan and $58.0 million in borrowings on the term loan totaling $100.3 million with a weighted average interest rate of 2.14 percent.

The A&R Facility provides, and the Previous Facility provided, us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but does reduce the borrowing amount available. At September 30, 2017 and December 31, 2016, approximately $3.8 million and $4.6 million, respectively, of availability was used to back standby letters of credit.

We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us at least a twelve month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate as quoted in the Wall Street Journal on the first business day of each month or 6.0 percent. At September 30, 2017, the effective interest rate was 7.0 percent. The outstanding balance was zero as of September 30, 2017 and $2.8 million as of December 31, 2016.

Covenants

Pursuant to the terms of the A&R Facility, we are subject to various financial and other covenants. The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution, and net worth requirements. At September 30, 2017, we were in compliance with all covenants.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.      Equity and Mezzanine Securities

Public Equity Offerings

In May 2017, we closed an underwritten registered public offering of 4,830,000 shares of common stock at a gross price of $86.00 per share. Proceeds from the offering were $408.9 million after deducting expenses related to the offering. We utilized proceeds from the offering to fully repay borrowings outstanding on our senior revolving credit facility, redeem certain preferred securities, and fund acquisition activities. We intend to utilize the remaining proceeds to fund possible future acquisitions, redeem preferred stock and for working capital and general corporate purposes.

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

At the Market Offering Sales Agreement

In July 2017, we entered into a new at the market offering sales agreement (the “Sales Agreement”) with BMO Capital Markets Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Robert W. Baird & Co. Incorporated, Fifth Third Securities, Inc., RBC Capital Markets, LLC, BTIG, LLC, Jefferies LLC, Credit Suisse Securities (USA) LLC and Samuel A. Ramirez & Company, Inc. (each, a “Sales Agent;” collectively, the “Sales Agents”), whereby we may offer and sell shares of our common stock, having an aggregate offering price of up to $450.0 million, from time to time through the Sales Agents. The Sales Agents are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold from time to time under the Sales Agreement.

Concurrent with entry into the Sales Agreement, our prior agreement dated June 17, 2015, with BMO Capital Markets Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., (the “Prior Agreement”) was terminated. The Prior Agreement had an aggregate offering price of up to $250.0 million. We did not incur any penalties in connection with termination of the Prior Agreement.

Issuances of common stock under the Prior Agreement during 2017 were as follows:

Quarter Ended	Common Stock Issued	Weighted Average Sales Price	Net Proceeds ($ millions)
June 30, 2017	400,000	$85.01	$33.6
March 31, 2017	280,502	$76.47	$21.2

Issuance of Common Stock and Common OP Units

In September 2017, we issued 298,900 shares of common stock totaling $26.4 million in connection with the acquisition of Pismo Dunes.

In June 2017, we issued a total of 23,311 common OP units for total consideration of $2.0 million in connection with acquisition activity.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Conversions

Subject to certain limitations, holders can convert certain series of stock and OP units to shares of our common stock at any time. Conversions during the nine month periods ended September 30, 2017 and 2016 were as follows:

		Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
Series	Conversion Rate	Units/Shares Converted	Common Stock	Units/Shares Converted	Common Stock
Common OP unit	1	25,238	25,238	24,896	24,896
Series A-1 preferred OP unit	2.439	18,319	44,676	11,490	28,021
Series A-4 preferred OP unit	0.4444	9,000	3,996	12,389	5,505
Series A-4 preferred stock	0.4444	158,036	70,238	385,242	171,218
Series C preferred OP unit	1.11	16,806	18,651	7,000	7,768

Dividends

Dividend distributions for the quarter ended September 30, 2017 were as follows:

Dividend	Record Date	Payment Date	Distribution per Share	Total Distribution (thousands)
Common Stock, Common OP units and Restricted Stock	9/29/2017	10/16/2017	$0.67	$55,006
Series A Preferred Stock	9/29/2017	10/16/2017	$0.4453125	$441
Series A-4 Preferred Stock	9/15/2017	10/2/2017	$0.40625	$1,514

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

In June 2017, we redeemed 438,448 shares of Series A-4 Cumulative Convertible Preferred Stock and 200,000 shares of Series A-4 preferred OP units from Green Courte Real Estate Partners III, LLC, GCP Fund III REIT LLC and GCP Fund III Ancillary Holding, LLC (collectively, the “Green Courte Entities”) for total consideration of $24.7 million. Accrued dividends totaling $0.2 million were also paid in connection with the redemptions. The Green Courte Entities and other affiliates were the sellers of the American Land Lease portfolio which we acquired in 2014 and 2015.

Repurchase Program

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock. We have 400,000 common shares remaining in the repurchase program. No common shares were repurchased under this buyback program during the nine months ended September 30, 2017 or 2016. There is no expiration date specified for the buyback program.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.      Share-Based Compensation

We have two share-based compensation plans; the Sun Communities, Inc. 2015 Equity Incentive Plan (“2015 Equity Incentive Plan”) and the First Amended and Restated 2004 Non-Employee Director Option Plan (“2004 Non-Employee Director Option Plan”). During the nine months ended September 30, 2017, shares were granted as follows:

Grant Period	Type	Plan	Shares Granted	Grant Date Fair Value Per Share		Vesting Type	Vesting Anniversary	Percentage

Q3 2017	Directors	2004 Non-Employee Director Option Plan	1,300	$87.11	(1)	Time Based	August 11, 2020	100.0%

Q2 2017	Key Employees	2015 Equity Incentive Plan	2,500	$84.18	(1)	Time Based	April 24, 2019	35.0%
							April 24, 2020	35.0%
							April 24, 2021	20.0%
							April 24, 2022	5.0%
							April 24, 2023	5.0%

Q1 2017	Executive Officers	2015 Equity Incentive Plan	100,000	$79.30	(2)	Time Based	March 14, 2020	20.0%
							March 14, 2021	30.0%
							March 14, 2022	35.0%
							March 14, 2023	10.0%
							March 14, 2024	5.0%

Q1 2017	Executive Officers	2015 Equity Incentive Plan	100,000	$79.30	(2)	Market & Performance Conditions	Multiple tranches through March 2022

Q1 2017	Directors	2004 Non-Employee Director Option Plan	15,600	$79.02	(1)	Time Based	February 8, 2020	100.0%

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

During the nine months ended September 30, 2017 and 2016, 1,500 and 9,349 shares of common stock, respectively, were issued in connection with the exercise of stock options, and the net proceeds received during both periods were $0.1 million.

The vesting requirements for 186,771 restricted shares granted to our executives, directors and employees were satisfied during the nine months ended September 30, 2017.

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

Transactions between our segments are eliminated in consolidation. Transient RV revenue is included in the Real Property Operations segment revenues and is expected to approximate $77.8 million annually. This transient RV revenue was recognized 27.2 percent, 20.2 percent, and 36.9 percent in the first, second, and third quarters, respectively, and is expected to be 15.7 percent in the fourth quarter. In 2016, transient revenue was $58.2 million. We recognized 17.5 percent in the first quarter, 18.7 percent in the second quarter, 45.2 percent in the third quarter, and 18.6 percent in the fourth quarter.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A presentation of segment financial information is summarized as follows (in thousands):

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$215,280	$45,954	$261,234	$200,770	$43,242	$244,012
Operating expenses/Cost of sales	82,295	31,869	114,164	78,922	28,285	107,207
Net operating income/Gross profit	132,985	14,085	147,070	121,848	14,957	136,805
Adjustments to arrive at net income / (loss):
Interest and other revenues, net	7,011	—	7,011	5,689	—	5,689
Home selling expenses	—	(3,290)	(3,290)	—	(2,643)	(2,643)
General and administrative	(15,677)	(2,590)	(18,267)	(14,309)	(2,266)	(16,575)
Transaction costs	(2,153)	(14)	(2,167)	(4,171)	(20)	(4,191)
Depreciation and amortization	(48,624)	(15,608)	(64,232)	(47,323)	(14,160)	(61,483)
Interest	(32,082)	(3)	(32,085)	(33,797)	(3)	(33,800)
Interest on mandatorily redeemable preferred OP units	(790)	—	(790)	(789)	—	(789)
Catastrophic weather related charges	(7,718)	(38)	(7,756)	—	—	—
Other income, net	3,345	—	3,345	—	—	—
Current tax benefit / (expense)	210	(172)	38	(242)	(41)	(283)
Deferred tax benefit	81	—	81	—	—	—
Income from affiliate transactions	—	—	—	500	—	500
Net income / (loss)	36,588	(7,630)	28,958	27,406	(4,176)	23,230
Less: Preferred return to preferred OP units	1,112	—	1,112	1,257	—	1,257
Less: Amounts attributable to noncontrolling interests	2,174	(398)	1,776	1,133	(254)	879
Net income / (loss) attributable to Sun Communities, Inc.	33,302	(7,232)	26,070	25,016	(3,922)	21,094
Less: Preferred stock distributions	1,955	—	1,955	2,197	—	2,197
Net income / (loss) attributable to Sun Communities, Inc. common stockholders	$31,347	$(7,232)	$24,115	$22,819	$(3,922)	$18,897

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$592,864	$129,093	$721,957	$482,002	$117,683	$599,685
Operating expenses/Cost of sales	220,902	84,820	305,722	176,176	76,440	252,616
Net operating income/Gross profit	371,962	44,273	416,235	305,826	41,243	347,069
Adjustments to arrive at net income / (loss):
Interest and other revenues, net	18,587	—	18,587	15,459	—	15,459
Home selling expenses	—	(9,391)	(9,391)	—	(7,240)	(7,240)
General and administrative	(49,082)	(7,106)	(56,188)	(40,300)	(6,610)	(46,910)
Transaction costs	(7,001)	11	(6,990)	(27,990)	99	(27,891)
Depreciation and amortization	(144,143)	(45,576)	(189,719)	(118,296)	(41,269)	(159,565)
Extinguishment of debt	(759)	—	(759)	—	—	—
Interest	(95,754)	(11)	(95,765)	(88,512)	(10)	(88,522)
Interest on mandatorily redeemable preferred OP units	(2,361)	—	(2,361)	(2,363)	—	(2,363)
Catastrophic weather related charges	(8,075)	(49)	(8,124)	—	—	—
Other income, net	5,341	(1)	5,340	—	—	—
Current tax expense	145	(278)	(133)	(445)	(122)	(567)
Deferred tax benefit	745	—	745	—	—	—
Income from affiliate transactions	—	—	—	500	—	500
Net income / (loss)	89,605	(18,128)	71,477	43,879	(13,909)	29,970
Less: Preferred return to preferred OP units	3,482	—	3,482	3,793	—	3,793
Less: Amounts attributable to noncontrolling interests	5,163	(984)	4,179	1,392	(932)	460
Net income / (loss) attributable to Sun Communities, Inc.	80,960	(17,144)	63,816	38,694	(12,977)	25,717
Less: Preferred stock distributions	6,233	—	6,233	6,748	—	6,748
Net income / (loss) attributable to Sun Communities, Inc. common stockholders	$74,727	$(17,144)	$57,583	$31,946	$(12,977)	$18,969

	September 30, 2017			December 31, 2016
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Identifiable assets:
Investment property, net	$5,112,302	$461,523	$5,573,825	$5,019,165	$450,316	$5,469,481
Cash and cash equivalents	124,434	13,014	137,448	3,705	4,459	8,164
Inventory of manufactured homes	—	25,741	25,741	—	21,632	21,632
Notes and other receivables, net	132,748	13,012	145,760	68,901	12,278	81,179
Collateralized receivables, net	134,015	—	134,015	143,870	—	143,870
Other assets, net	137,303	3,744	141,047	143,650	2,800	146,450
Total assets	$5,640,802	$517,034	$6,157,836	$5,379,291	$491,485	$5,870,776

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended September 30, 2017.

As a REIT, we generally will not be subject to United States (“U.S.”) federal income taxes at the corporate level on the ordinary taxable income we distribute to our stockholders as dividends. If we fail to qualify as a REIT in any taxable year, our taxable income could be subject to U.S. federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if we qualify as a REIT, we may be subject to certain state and local income taxes as well as U.S. federal income and excise taxes on our undistributed income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state, and local income taxes. The Company is also subject to local income taxes in Canada as a result of the acquisition of Carefree in 2016. We do not provide for withholding taxes on our undistributed earnings from our Canadian subsidiaries as they are reinvested and will continue to be reinvested indefinitely outside of the U.S.

Our taxable REIT subsidiaries are subject to U.S. federal income taxes as well as state and local income and franchise taxes. In addition, our Canadian subsidiaries are subject to income tax in Canada.

Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards, depreciation and basis differences between tax and U.S. GAAP on our Canadian investments. Generally, full valuation allowances are recorded against all U.S. federal deferred tax assets. For Canadian purposes, a deferred tax liability of $22.5 million has been recorded in relation to a corporate entity and included in “Other liabilities” in our Consolidated Balance Sheets as of September 30, 2017. There are no U.S. federal deferred tax assets or liabilities included in our Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016.

We had no unrecognized tax benefits as of September 30, 2017 and 2016. We do not expect significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of September 30, 2017.

We recorded a current tax benefit for federal, state, and Canadian income taxes of approximately $0.1 million, and current tax expense of $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and $0.1 million and $0.6 million of current tax expense for the nine months ended September 30, 2017 and 2016, respectively.

We recorded $0.1 million and $0.7 million of deferred tax benefit in our Consolidated Statements of Operations for the three months and nine months ended September 30, 2017, respectively. There was no deferred tax benefit or expense recorded for the three months or nine months ended September 30, 2016.

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

Computations of basic and diluted earnings / (loss) per share were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2017	2016	2017	2016
Net income attributable to common stockholders	$24,115	$18,897	$57,583	$18,969
Allocation to restricted stock awards	(189)	(135)	(461)	(22)
Basic earnings: Net income attributable to common stockholders after allocation	23,926	18,762	57,122	18,947
Allocation to restricted stock awards	189	135	461	22
Diluted earnings: Net income attributable to common stockholders after allocation	$24,115	$18,897	$57,583	$18,969

Denominator
Weighted average common shares outstanding	78,369	68,655	75,234	63,716
Add: dilutive stock options	2	8	2	10
Add: dilutive restricted stock	437	406	610	420
Diluted weighted average common shares and securities	78,808	69,069	75,846	64,146
Earnings per share available to common stockholders after allocation:
Basic	$0.31	$0.27	$0.76	$0.30
Diluted	$0.31	$0.27	$0.76	$0.30

We have excluded certain securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share as of September 30, 2017 and 2016 (in thousands):

	As of September 30,
	2017	2016
Common OP units	2,757	2,838
Series A-1 preferred OP units	349	376
Series A-3 preferred OP units	40	40
Series A-4 preferred OP units	425	743
Series A-4 preferred stock	1,085	1,682
Series C preferred OP units	316	333
Aspen preferred OP units	1,284	1,284
Total securities	6,256	7,296

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

The following table provides the terms of our interest rate derivative contracts that were in effect as of September 30, 2017:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Cap Rate	Spread	Effective Fixed Rate
Cap	Cap Floating Rate	4/1/2015	4/1/2018	$150.1	3 Month LIBOR	3.1690%	9.0000%	—%	N/A
Cap	Cap Floating Rate	10/3/2016	5/1/2023	$9.6	3 Month LIBOR	3.9690%	11.0200%	—%	N/A

In accordance with ASC Topic 815, “Derivatives and Hedging,” derivative instruments are recorded at fair value in “Other assets, net” or “Other liabilities” on the Consolidated Balance Sheets. As of September 30, 2017 and December 31, 2016, the fair value of our derivatives was zero.

14.     Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable, derivative instruments, and debt.

ASC Topic 820 “Fair Value Measurements and Disclosures,” requires disclosure regarding determination of fair value for assets and liabilities and establishes a hierarchy under which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumption. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair value hierarchy:

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

The table below sets forth our financial assets and liabilities that required disclosure of fair value on a recurring basis as of September 30, 2017. The table presents the carrying values and fair values of our financial instruments as of September 30, 2017 and December 31, 2016, that were measured using the valuation techniques described above (in thousands). The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable as the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	September 30, 2017		December 31, 2016
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Installment notes receivable on manufactured homes, net	$97,990	$97,990	$59,320	$59,320
Collateralized receivables, net	134,015	134,015	143,870	143,870
Financial liabilities
Debt (excluding secured borrowings)	$2,868,543	$2,837,449	$2,865,470	$2,820,680
Secured borrowings	134,884	134,884	144,477	144,477
Lines of credit	—	—	100,095	98,640
Other liabilities (contingent consideration)	11,115	11,115	10,011	10,011

15.     Recent Accounting Pronouncements

In May 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-09 “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” This update provides clarity and reduces diversity in practice and cost and complexity when applying the guidance in Topic 718, regarding a change to the terms or conditions of a share-based payment award. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within that year. We will apply this guidance to modifications that occur on or after the effective date.

In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within that year, with early application allowed for certain transactions. Upon adoption of this standard, we expect that a majority of our future property acquisitions will be considered asset acquisitions.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash.” This update requires inclusion of restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within that year. Upon adoption of this guidance, we will include restricted cash and restricted cash equivalents within the reconciliation of the net change in cash and cash equivalents on our Consolidated Statements of Cash Flows. Restricted cash and restricted cash equivalents, which are included within Other assets, net in our Consolidated Balance Sheets, were $19.9 million and $17.1 million at September 30, 2017 and December 31, 2016, respectively.

In October 2016, the FASB issued ASU 2016-16 “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This update requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within that year. Upon adoption of this standard, there will be no material impact to our Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This update addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within that year. Upon adoption of this standard, there will be no material impact to our Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are in the initial phases of evaluating how this guidance will impact our accounting policies regarding assessment of, and allowance for, loan losses.

In March 2016, the FASB issued ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments in this update are intended to simplify several aspects of the accounting for share-based payments. We adopted these amendments as of January 1, 2017. The main provisions of this update regarding excess tax benefits did not have an impact on our Consolidated Financial Statements due to our status as a REIT for taxation purposes. We have elected to continue estimating the number of shares expected to vest in order to determine compensation cost, and were previously classifying, as financing activity, cash paid by us for employee taxes when shares were withheld to cover minimum statutory requirements.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” The core principle of this update is that a lessee should recognize the assets and liabilities that arise from leases while the accounting by a lessor is largely unchanged from that applied under previous GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Our income from real property and rental home revenue streams is derived from rental agreements where we are the lessor. As noted above, the lessor accounting model is largely unchanged by this update. We are the lessee in other arrangements, primarily for our executive offices, ground leases at five communities, and certain equipment. We are currently evaluating our inventory of such leases to determine which will require recognition of right of use assets and corresponding lease liabilities, and the related disclosure requirements thereto.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The objective of this amendment is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this amendment, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. This amendment applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. An entity should apply the amendments using either the full retrospective approach or retrospectively with a cumulative effect of initially applying the amendments recognized at the date of initial application. In July 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We anticipate adopting ASU 2014-09 and the related updates subsequently issued by the FASB in January 2018, via the modified retrospective approach. Applicability of the standard updates to our revenue streams and other considerations are summarized below.

Income from real property - is derived from rental agreements whereby we lease land to residents in our communities. We account for the lease components of these rental agreements pursuant to ASC 840 “Leases” and the non-lease components under ASC 605 “Revenue Recognition.”

Revenue from home sales - is recognized pursuant to ASC 605 “Revenue Recognition,” as the manufactured homes are tangible personal property that can be located on any parcel of land. The manufactured homes are not permanent fixtures or improvements to the underlying real estate, and are therefore not considered by us to be subject to the guidance in ASC 360-20 “Real Estate Sales.”

Rental home revenue - is comprised of rental agreements whereby we lease homes to residents in our communities. We account for these revenues pursuant to ASC 840 “Leases.”

Ancillary revenues - are primarily comprised of restaurant, golf, merchandise and other activities at our RV communities. These revenues are recognized pursuant to ASC 605 “Revenue Recognition,” at point of sale to customers as our performance obligations are then satisfied.

Interest income - on our notes receivable will continue to be recognized as revenue, but presented separately from revenue from contracts with customers, as interest income is not in the scope of ASU 2014-09 and the related updates subsequently issued by the FASB.

Broker commissions and other revenues, net - is primarily comprised of (i) brokerage commissions that we account for on a net basis pursuant to ASC 605 “Revenue Recognition,” as our performance obligation is to arrange for a third party to transfer a home to a customer; and (ii) notes receivable loss reserves.

As detailed above, our revenues from home sales, ancillary revenues, and broker commissions will be in the scope of the new guidance. Upon adoption, we will present contract assets and liabilities, as applicable, when one party to a transaction has performed and the other has not. Further, we will expand our disclosures regarding these revenue streams, as applicable, to discuss our contract balances and performance obligations and satisfaction thereof. Adoption of this standard will have no material impact to our Consolidated Financial Statements.

16.    Commitments and Contingencies

We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

17.    Subsequent Event

On October 4, 2017, we entered into a Second Amendment to Rights Agreement (the “Amendment”), which amended the Rights Agreement dated June 2, 2008, as amended, between the Company and Computershare Trust Company, N.A., as the rights agent. The Amendment accelerated the scheduled expiration date of the rights issued pursuant to the Rights Agreement, commonly referred to as a “poison pill,” (the “Rights”) from June 9, 2018 to October 4, 2017. At the time of the termination of the Rights Agreement, all of the Rights distributed to holders of the Company’s common stock pursuant to the Rights Agreement expired and are no longer outstanding.

On October 13, 2017, we announced a notice of redemption to the holders of our 7.125% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), which we have elected to redeem on November 14, 2017. Holders of the Series A Preferred Stock will receive cash in the amount of $25.00, plus all accrued and unpaid dividends, which is equal to an aggregate payment of $25.143490 per share. In the aggregate, we will pay $85.5 million to redeem all of the Series A Preferred stock. As of September 30, 2017, there were 3,400,000 shares of Series A Preferred Stock outstanding. After the redemption, no Series A Preferred Stock will remain outstanding.

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

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. As of September 30, 2017, we owned and operated or had an interest in a portfolio of 348 developed properties located in 29 states throughout the U.S. and one province in Canada, including 229 MH communities, 89 RV communities, and 30 properties containing both MH and RV sites.

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

NOI is derived from revenues minus property operating expenses and real estate taxes. NOI does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (loss) (determined in accordance with GAAP) as an indication of the Company’s financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity; nor is it indicative of funds available for the Company’s cash needs, including its ability to make cash distributions. The Company believes that net income (loss) is the most directly comparable GAAP measurement to NOI. Because of the inclusion of items such as interest, depreciation, and amortization, the use of net income (loss) as a performance measure is limited as these items may not accurately reflect the actual change in market value of a property, in the case of depreciation and in the case of interest, may not necessarily be linked to the operating performance of a real estate asset, as it is often incurred at a parent company level and not at a property level. The Company believes that NOI is helpful to investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. The Company uses NOI as a key management tool when evaluating performance and growth of particular properties and/or groups of properties. The principal limitation of NOI is that it excludes depreciation, amortization interest expense and non-property specific expenses such as general and administrative expenses, all of which are significant costs. Therefore, NOI is a measure of the operating performance of the properties of the Company rather than of the Company overall.

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

SUN COMMUNITIES, INC.

FFO provides a performance measure that, when compared period over period, reflects the impact to operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not readily apparent from net income (loss). Management believes that the use of FFO has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. FFO is computed in accordance with the Company’s interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. The Company also uses FFO excluding certain items, which excludes certain gain and loss items that management considers unrelated to the operational and financial performance of our core business. We believe that this provides investors with another financial measure of our operating performance that is more comparable when evaluating period over period results.

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

SUMMARY STATEMENTS OF OPERATIONS

The following table summarizes our consolidated financial results and reconciles net income to NOI for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,
	2017	2016
Net income attributable to Sun Communities, Inc., common stockholders:	$24,115	$18,897
Other revenues	(7,011)	(5,689)
Home selling expenses	3,290	2,643
General and administrative	18,267	16,575
Transaction costs	2,167	4,191
Depreciation and amortization	64,232	61,483
Interest expense	32,875	34,589
Catastrophic weather related charges	7,756	—
Other income, net	(3,345)	—
Current tax benefit / (expense)	(38)	283
Deferred tax benefit	(81)	—
Income from affiliate transactions	—	(500)
Preferred return to preferred OP units	1,112	1,257
Amounts attributable to noncontrolling interests	1,776	879
Preferred stock distributions	1,955	2,197
NOI / Gross profit	$147,070	$136,805

	Three Months Ended September 30,
	2017	2016
Real Property NOI	$125,961	$114,851
Rental Program NOI	22,060	21,213
Home Sales NOI / Gross profit	8,103	9,276
Ancillary NOI / Gross profit	7,024	6,997
Site rent from Rental Program (included in Real Property NOI) (1)	(16,078)	(15,532)
NOI / Gross profit	$147,070	$136,805

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

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
Financial Information (in thousands)	2017	2016	Change	% Change
Income from real property	$198,263	$184,324	$13,939	7.6%
Property operating expenses:
Payroll and benefits	19,168	18,436	732	4.0%
Legal, taxes, and insurance	1,921	1,475	446	30.2%
Utilities	23,765	21,710	2,055	9.5%
Supplies and repair	7,701	7,394	307	4.2%
Other	6,694	8,074	(1,380)	(17.1)%
Real estate taxes	13,053	12,384	669	5.4%
Property operating expenses	72,302	69,473	2,829	4.1%
Real Property NOI	$125,961	$114,851	$11,110	9.7%

	As of September 30,
Other Information	2017	2016	Change
Number of properties	348	339	9

MH occupancy	95.2%
RV occupancy	100.0%
MH & RV blended occupancy (1)	96.2%	96.2%	—%

Sites available for development	10,389	10,425	(36)

Monthly base rent per site - MH	$528	$511	$17
Monthly base rent per site - RV (2)	$430	$419	$11
Monthly base rent per site - Total	$507	$491	$16

(1)	Overall occupancy (percent) includes MH and annual RV sites, and excludes transient RV sites.

(2)	Monthly base rent pertains to annual RV sites and excludes transient RV sites.

The $11.1 million increase in Real Property NOI consists of $3.9 million from newly acquired properties and $7.2 million from Same Communities as detailed below.

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

The following tables reflect certain financial and other information for our Same Communities as of and for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
Financial Information (in thousands)	2017	2016	Change	% Change
Income from real property	$144,589	$136,137	$8,452	6.2%
Property operating expenses:
Payroll and benefits	13,070	12,596	474	3.8%
Legal, taxes, and insurance	1,325	1,178	147	12.5%
Utilities	8,961	8,821	140	1.6%
Supplies and repair	5,702	5,862	(160)	(2.7)%
Other	4,078	3,955	123	3.1%
Real estate taxes	9,631	9,148	483	5.3%
Property operating expenses	42,767	41,560	1,207	2.9%
Real Property NOI	$101,822	$94,577	$7,245	7.7%

	As of September 30,
Other Information	2017	2016	Change
Number of properties	231	231	—

MH occupancy (1)	96.7%
RV occupancy (1)	100.0%
MH & RV blended occupancy (1) (2)	97.2%	95.6%	1.6%

Sites available for development	6,003	7,177	(1,174)

Monthly base rent per site - MH	$514	$497	$17
Monthly base rent per site - RV (3)	$448	$433	$15
Monthly base rent per site - Total	$506	$489	$17

(1)	The occupancy percentage includes MH and annual RV sites, and excludes recently completed but vacant expansion sites and transient RV sites.

(2)	The occupancy percentage for 2016 has been adjusted to reflect incremental growth period-over-period from filled expansion sites and the conversion of transient RV sites to annual RV sites.

(3)	Monthly base rent pertains to annual RV sites and excludes transient RV sites.

Real property NOI growth of 7.7 percent is primarily due to increased Income from real property of $8.5 million, or 6.2 percent. The 6.2 percent increase is attributable to the 1.6 percent increase in occupancy, 3.5 percent increase in total monthly base rent per site, and a 1.1 percent increase in transient and other revenue. This increase was partially offset by a $1.2 million, or 2.9 percent, increase in Property operating expenses, primarily attributable to increases in payroll and benefits expenses, and real estate taxes.

SUN COMMUNITIES, INC.

HOME SALES AND RENTALS

The following table reflects certain financial and other information for our Rental Program as of and for the three months ended September 30, 2017 and 2016 (in thousands, except for statistical information):

	Three Months Ended September 30,
Financial Information	2017	2016	Change	% Change
Rental home revenue	$12,757	$12,031	$726	6.0%
Site rent from Rental Program (1)	16,078	15,532	546	3.5%
Rental Program revenue	28,835	27,563	1,272	4.6%
Expenses
Commissions	891	551	340	61.7%
Repairs and refurbishment	3,306	3,349	(43)	(1.3)%
Taxes and insurance	1,546	1,446	100	6.9%
Marketing and other	1,032	1,004	28	2.8%
Rental Program operating and maintenance	6,775	6,350	425	6.7%
Rental Program NOI	$22,060	$21,213	$847	4.0%

Other Information
Number of occupied rentals, end of period	10,960	10,797	163	1.5%
Investment in occupied rental homes, end of period	$482,591	$453,521	$29,070	6.4%
Number of sold rental homes	286	286	—	—%
Weighted average monthly rental rate, end of period	$908	$879	$29	3.3%

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

Rental program NOI increased 4.0 percent due to an increase in revenues of 4.6 percent, or $1.3 million, partially offset by an increase in operating and maintenance expenses of 6.7 percent, or $0.4 million. The increase in revenues is attributable to a 3.3 percent increase in the weighted average monthly rental rate and a 1.5 percent increase in the number of occupied rentals. The increase in operating and maintenance expenses of $0.4 million is primarily the result of increased commissions and increased taxes and insurance expenditures in the three months ended September 30, 2017 as compared to the same period in 2016.

SUN COMMUNITIES, INC.

We purchase new homes and acquire pre-owned and repossessed manufactured homes, generally located within our communities, from lenders, dealers, and former residents to lease or sell to current and prospective residents.

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended September 30, 2017 and 2016 (in thousands, except for average selling prices and statistical information):

	Three Months Ended September 30,
Financial Information	2017	2016	Change	% Change
New home sales	$10,331	$9,391	$940	10.0%
Pre-owned home sales	22,866	21,820	1,046	4.8%
Revenue from home sales	33,197	31,211	1,986	6.4%

New home cost of sales	8,699	7,896	803	10.2%
Pre-owned home cost of sales	16,395	14,039	2,356	16.8%
Cost of home sales	25,094	21,935	3,159	14.4%
NOI / Gross profit	$8,103	$9,276	$(1,173)	(12.7)%

Gross profit – new homes	$1,632	$1,495	$137	9.2%
Gross margin % – new homes	15.8%	15.9%	(0.1)%
Average selling price – new homes	$101,284	$90,298	$10,986	12.2%

Gross profit – pre-owned homes	$6,471	$7,781	$(1,310)	(16.8)%
Gross margin % – pre-owned homes	28.3%	35.7%	(7.4)%
Average selling price – pre-owned homes	$32,526	$27,585	$4,941	17.9%

Statistical Information
Home sales volume:
New home sales	102	104	(2)	(1.9)%
Pre-owned home sales	703	791	(88)	(11.1)%
Total homes sold	805	895	(90)	(10.1)%

Gross profit on new home sales increased by 9.2 percent, primarily as a result of a 12.2 percent increase in the average selling price of news homes, partially offset by a 1.9 percent decrease in new home sales volumes.

Gross profit on pre-owned home sales decreased by 16.8 percent, primarily as a result of a 11.1 percent decrease in pre-owned home sales volumes as compared to the third quarter of 2016, which had elevated sales due to extensive inventory purchased in the Carefree acquisition.

SUN COMMUNITIES, INC.

OTHER ITEMS - STATEMENTS OF OPERATIONS

The following table summarizes other income and expenses for the three months ended September 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended September 30,
	2017	2016	Change	% Change
Ancillary revenues, net	$7,024	$6,997	$27	0.4%
Interest income	$5,920	$4,705	$1,215	25.8%
Brokerage commissions and other revenues, net	$1,091	$984	$107	10.9%
Home selling expenses	$3,290	$2,643	$647	24.5%
General and administrative expenses	$18,267	$16,575	$1,692	10.2%
Transaction costs	$2,167	$4,191	$(2,024)	(48.3)%
Depreciation and amortization	$64,232	$61,483	$2,749	4.5%
Interest expense	$32,875	$34,589	$(1,714)	(5.0)%
Catastrophic weather related charges	$7,756	$—	$7,756	N/A
Other income, net	$3,345	$—	$3,345	N/A
Current tax benefit / (expense)	$38	$(283)	$321	113.4%
Deferred tax benefit	$81	$—	$81	N/A
Income from affiliate transactions	$—	$500	(500)	100.0%

Interest income for the three months ended September 30, 2017, increased primarily due to an increase in our installment notes receivables, partially offset by a decrease in our collateralized receivables, as compared to September 30, 2016.

Home selling expenses increased primarily due to increased commissions on home sales in the three months ended September 30, 2017, as compared to the same period in 2016. Homes sold during the three months ended September 30, 2017 had higher average selling prices than in the same period in 2016, which resulted in higher commissions.

General and administrative expenses increased primarily due to additional employee related costs as headcount increased in connection with our growth through acquisitions.

Transaction costs relate to diligence and other expenses incurred in connection with our acquisitions. These costs were lower in the three months ended September 30, 2017 as compared to the same period in 2016, due to the acquisition of Carefree in June 2016. Refer to Note 2, “Real Estate Acquisitions,” in our accompanying Consolidated Financial Statements for additional information.

Depreciation and amortization increased as a result of our acquisitions in 2017 and the three months ended December 31, 2016. Refer to Note 2, "Real Estate Acquisitions," of our accompanying Consolidated Financial Statements for additional information.

Interest expense decreased primarily due to repayment of all borrowings on our revolving loan and term loan under our Previous Facility during the three months ended June 30, 2017. Refer to Note 7, “Debt and Lines of Credit,” in our accompanying Consolidated Financial Statements for additional information.

Catastrophic weather related charges - On September 10, 2017, Hurricane Irma hit Florida as a Category 4 hurricane and impacted 121 of our communities in Florida and three in Georgia. We recognized charges totaling $23.1 million comprised of $12.7 million for debris and tree removal, common area repairs and minor flooding damage, as well as $10.4 million for impaired assets at three communities containing 190 total sites located in the Florida Keys. These charges, which include management’s best estimate of the total repair expense the Company will incur, were partially offset by estimated insurance recoveries of $15.3 million. The net charges of $7.8 million have been classified as “Catastrophic weather related charges” in the Consolidated Statements of Operations in our accompanying Consolidated Financial Statements.  Expected insurance recoveries for loss of revenue and redevelopment costs greater than the impairment charge related to the three Florida Key communities cannot be estimated at this time and are excluded from the insurance recovery estimate recorded at September 30, 2017. The Company maintains property, casualty, flood and business interruption insurance for its community portfolio, subject to customary deductibles and limits.

SUN COMMUNITIES, INC.

Other income, net for the three months ended September 30, 2017, is comprised of a foreign currency translation gain of $3.4 million partially offset by contingent liability re-measurement of $0.1 million.

Income from affiliate transactions of $0.5 million in the three months ended September 30, 2016, was due to the sale of our entire interest in Origen Financial, Inc. (“Origen”). Prior to the sale, the carrying value of our investment in Origen was zero.

SUN COMMUNITIES, INC.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

SUMMARY STATEMENTS OF OPERATIONS

The following table summarizes our consolidated financial results and reconciles net income to NOI for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net income attributable to Sun Communities, Inc., common stockholders:	57,583	18,969
Other revenues	(18,587)	(15,459)
Home selling expenses	9,391	7,240
General and administrative	56,188	46,910
Transaction costs	6,990	27,891
Depreciation and amortization	189,719	159,565
Extinguishment of debt	759	—
Interest expense	98,126	90,885
Catastrophic weather related charges	8,124	—
Other income, net	(5,340)	—
Current tax expense	133	567
Deferred tax benefit	(745)	—
Income from affiliate transactions	—	(500)
Preferred return to preferred OP units	3,482	3,793
Amounts attributable to noncontrolling interests	4,179	460
Preferred stock distributions	6,233	6,748
NOI / Gross profit	$416,235	$347,069

	Nine Months Ended September 30,
	2017	2016
Real Property NOI	$361,595	$296,081
Rental Program NOI	68,759	64,223
Home Sales NOI / Gross profit	23,320	23,184
Ancillary NOI / Gross profit	10,367	9,745
Site rent from Rental Program (included in Real Property NOI) (1)	(47,806)	(46,164)
NOI / Gross profit	$416,235	$347,069

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

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
Financial Information (in thousands)	2017	2016	Change	% Change
Income from Real Property	$560,778	$453,560	$107,218	23.6%
Property operating expenses:
Payroll and benefits	51,140	40,572	10,568	26.1%
Legal, taxes, and insurance	5,339	4,387	952	21.7%
Utilities	63,641	48,841	14,800	30.3%
Supplies and repair	19,712	15,074	4,638	30.8%
Other	20,029	16,483	3,546	21.5%
Real estate taxes	39,322	32,122	7,200	22.4%
Property operating expenses	199,183	157,479	41,704	26.5%
Real Property NOI	$361,595	$296,081	$65,514	22.1%

	As of September 30,
Other Information	2017	2016	Change
Number of properties	348	339	9

MH occupancy	95.2%
RV occupancy	100.0%
MH & RV blended occupancy (1)	96.2%	96.2%	—%

Sites available for development	10,389	10,425	(36)

Monthly base rent per site - MH	$528	$511	$17
Monthly base rent per site - RV (2)	$430	$419	$11
Monthly base rent per site - Total	$507	$491	$16

(1)	Overall occupancy (%) includes MH and annual RV sites, and excludes transient RV sites.

(2)	Weighted average rent pertains to annual RV sites and excludes transient RV sites.

The $65.5 million increase in Real Property NOI consists of $47.0 million from newly acquired properties and $18.5 million from Same Communities as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME COMMUNITY

The following tables reflect certain financial and other information for our Same Communities as of and for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
Financial Information (in thousands)	2017	2016	Change	% Change
Income from real property	$404,353	$381,979	$22,374	5.9%
Property operating expenses:
Payroll and benefits	34,780	33,407	1,373	4.1%
Legal, taxes, and insurance	4,073	3,895	178	4.6%
Utilities	22,905	22,082	823	3.7%
Supplies and repair	14,712	14,474	238	1.6%
Other	10,550	10,412	138	1.3%
Real estate taxes	29,104	27,943	1,161	4.2%
Property operating expenses	116,124	112,213	3,911	3.5%
Real Property NOI	$288,229	$269,766	$18,463	6.8%

	As of September 30,
Other Information	2017	2016	Change
Number of properties	231	231	—

MH occupancy (1)	96.7%
RV occupancy (1)	100.0%
MH & RV blended occupancy (1) (2)	97.2%	95.6%	1.6%

Sites available for development	6,003	7,177	(1,174)

Monthly base rent per site - MH	$514	$497	$17
Monthly base rent per site - RV (3)	$448	$433	$15
Monthly base rent per site - Total	$506	$489	$17

(1)	The occupancy percentage includes MH and annual RV sites, and excludes recently completed but vacant expansion sites and transient RV sites.

(2)	The occupancy percentage for 2016 has been adjusted to reflect incremental growth period-over-period from filled expansion sites and the conversion of transient RV sites to annual RV sites.

(3)	Monthly base rent pertains to annual RV sites and excludes transient RV sites.

Real property NOI growth of 6.8 percent is primarily due to increased Income from real property of $22.4 million, or 5.9 percent. The 5.9 percent increase is attributable to the 1.6 percent increase in occupancy, 3.5 percent increase in total monthly base rent per site, and a 0.8 percent increase in transient and other revenue. This increase was partially offset by a $3.9 million, or 3.5 percent, increase in Property operating expenses, primarily attributable to increases in payroll and benefits expenses, and real estate taxes.

SUN COMMUNITIES, INC.

HOME SALES AND RENTALS

The following table reflects certain financial and other information for our Rental Program as of and for the nine months ended September 30, 2017 and 2016 (in thousands, except for statistical information):

	Nine Months Ended September 30,
Financial Information	2017	2016	Change	% Change
Rental home revenue	$37,774	$35,696	$2,078	5.8%
Site rent from Rental Program (1)	47,806	46,164	1,642	3.6%
Rental Program revenue	85,580	81,860	3,720	4.5%
Expenses
Commissions	1,902	1,710	192	11.2%
Repairs and refurbishment	7,950	9,288	(1,338)	(14.4)%
Taxes and insurance	4,489	4,178	311	7.4%
Marketing and other	2,480	2,461	19	0.8%
Rental Program operating and maintenance	16,821	17,637	(816)	(4.6)%
Rental Program NOI	$68,759	$64,223	$4,536	7.1%

Other Information
Number of occupied rentals, end of period	10,960	10,797	163	1.5%
Investment in occupied rental homes, end of period	$482,591	$453,521	$29,070	6.4%
Number of sold rental homes	828	858	(30)	(3.5)%
Weighted average monthly rental rate, end of period	$908	$879	$29	3.3%

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

Rental program NOI increased 7.1 percent due to an increase in revenues of 4.5 percent, or $3.7 million, combined with a decrease in operating and maintenance expenses of 4.6 percent, or $0.8 million. The increase in revenues is attributable to a 3.3 percent increase in the weighted average monthly rental rate and a 1.5 percent increase in the number of occupied rentals. The decrease in operating and maintenance expenses of $0.8 million is primarily the result of decreased repairs and refurbishment partially offset by increased taxes and insurance and commissions in the nine months ended September 30, 2017 as compared to the same period in 2016.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the nine months ended September 30, 2017 and 2016 (in thousands, except for average selling prices and statistical information):

	Nine Months Ended September 30,
Financial Information	2017	2016	Change	% Change
New home sales	$24,760	$20,472	$4,288	21.0%
Pre-owned home sales	66,559	61,515	5,044	8.2%
Revenue from homes sales	91,319	81,987	9,332	11.4%

New home cost of sales	21,044	17,513	3,531	20.2%
Pre-owned home cost of sales	46,955	41,290	5,665	13.7%
Cost of home sales	67,999	58,803	9,196	15.6%
NOI / Gross profit	$23,320	$23,184	$136	0.6%

Gross profit – new homes	$3,716	$2,959	$757	25.6%
Gross margin % – new homes	15.0%	14.5%	0.5%
Average selling price – new homes	$95,598	$89,397	$6,201	6.9%

Gross profit – pre-owned homes	$19,604	$20,225	$(621)	(3.1)%
Gross margin % – pre-owned homes	29.5%	32.9%	(3.4)%
Average selling price – pre-owned homes	$30,630	$28,205	$2,425	8.6%

Statistical Information
Home sales volume:
New home sales	259	229	30	13.1%
Pre-owned home sales	2,173	2,181	(8)	(0.4)%
Total homes sold	2,432	2,410	22	0.9%

Gross profit on new home sales increased 25.6 percent in the nine months ended September 30, 2017, as compared to the same period in 2016. This increase is primarily the result of a 13.1 percent increase in new home sales volumes combined with a 6.9 percent increase in the average selling price of new homes.

Gross profit on pre-owned home sales decreased 3.1 percent due to lower margins.

SUN COMMUNITIES, INC.

OTHER ITEMS - STATEMENTS OF OPERATIONS

The following table summarizes other income and expenses for the nine months ended September 30, 2017 and 2016 (amounts in thousands):

	Nine Months Ended September 30,
	2017	2016	Change	% Change
Ancillary revenues, net	$10,367	$9,745	$622	6.4%
Interest income	$15,609	$13,322	2,287	17.2%
Brokerage commissions and other revenues, net	$2,978	$2,137	841	39.4%
Home selling expenses	$9,391	$7,240	2,151	29.7%
General and administrative expenses	$56,188	$46,910	9,278	19.8%
Transaction costs	$6,990	$27,891	(20,901)	(74.9)%
Depreciation and amortization	$189,719	$159,565	30,154	18.9%
Extinguishment of debt	$759	$—	759	N/A
Interest expense	$98,126	$90,885	7,241	8.0%
Catastrophic weather related charges	$8,124	$—	8,124	N/A
Other income, net	$5,340	$—	5,340	N/A
Current tax expense	$(133)	$(567)	434	76.5%
Deferred tax benefit	$745	$—	745	N/A
Income from affiliate transactions	$—	$500	(500)	100.0%

Ancillary revenues, net increased primarily due to an increase in RV vacation rental income in the nine months ended September 30, 2017, as compared to the same period in 2016.

Interest income for the nine months ended September 30, 2017, increased primarily due to an increase in our installment notes receivables, partially offset by a decrease in our collateralized receivables, as compared to September 30, 2016.

Brokerage commissions and other revenues increased primarily due to a higher number of brokered homes sold in the nine months ended September 30, 2017, as compared to the same period in 2016.

Home selling expenses increased primarily due to increased commissions on home sales in the nine months ended September 30, 2017 as compared to the same period in 2016. There was a higher volume of new homes sold, coupled with higher average selling prices for both new and used, in the nine months ended September 30, 2017, as compared to the same period in 2016, which resulted in higher commissions.

General and administrative expenses increased primarily due to additional employee related costs as headcount increased in connection with our growth through acquisitions.

Transaction costs relate to diligence and other expenses incurred in connection with our acquisitions. These costs were significantly lower in the nine months ended September 30, 2017, as compared to the same period in 2016, due to the acquisition of Carefree in June 2016. Refer to Note 2, “Real Estate Acquisitions,” in our accompanying Consolidated Financial Statements for additional information.

Depreciation and amortization expenses increased as a result of our acquisition of Carefree in June 2016, and other acquisitions. Refer to Note 2, “Real Estate Acquisitions,” of our accompanying Consolidated Financial Statements for additional information.

Extinguishment of debt for the nine months ended September 30, 2017, is comprised of $0.5 million in connection with defeasement of an $18.9 million collateralized term loan and $0.3 million in connection with repayment of a $3.9 million collateralized term loan. Refer to Note 7, “Debt and Lines of Credit,” in our accompanying Consolidated Financial Statements for additional information.

Interest expense increased primarily due to incremental borrowings of $338.0 million, $405.0 million and $197.5 million in connection with our Fannie Mae Financing, NML Financing and Freddie Mac Financing arrangements, respectively. Refer to Note 7, “Debt and Lines of Credit,” in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.

Catastrophic weather related charges - refer above to Results of Operations - Other Items - Statements of Operations for the three months ended September 30, 2017.

Other income, net for the nine months ended September 30, 2017, is comprised of a foreign currency translation gain of $6.4 million, partially offset by contingent liability re-measurement of $1.1 million.

Deferred tax benefit for the nine months ended September 30, 2017, was recognized in connection with certain of our communities acquired in the Carefree transaction that are subject to Canadian income tax. Refer to Note 11, “Income Taxes,” in our accompanying Consolidated Financial Statements for additional information.

Income from affiliate transactions of $0.5 million in the nine months ended September 30, 2016, was due to the sale of our entire interest in Origen Financial, Inc. (“Origen”). Prior to the sale, the carrying value of our investment in Origen was zero.

SUN COMMUNITIES, INC.

FUNDS FROM OPERATIONS

The following table reconciles net income to FFO data for diluted purposes for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to Sun Communities, Inc. common stockholders	$24,115	$18,897	$57,583	$18,969
Adjustments:
Depreciation and amortization	64,484	61,809	190,143	159,225
Amounts attributable to noncontrolling interests	1,608	685	3,710	255
Preferred return to preferred OP units	578	616	1,750	1,858
Preferred distribution to Series A-4 preferred stock	441	683	1,666	—
Gain on disposition of assets, net	(4,309)	(4,667)	(11,342)	(12,226)
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities (1)	86,917	78,023	243,510	168,081
Adjustments:
Transaction costs	2,167	4,191	6,990	27,891
Other acquisition related costs (2)	343	1,467	2,712	1,467
Extinguishment of debt	—	—	759	—
Catastrophic weather related charges	7,756	—	8,124	—
Other income, net	(3,345)	—	(5,340)	—
Income from affiliate transactions	—	(500)	—	(500)
Debt premium write-off	—	—	(438)	—
Deferred tax benefit	(81)	—	(745)	—
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities excluding certain items (1)	$93,757	$83,181	$255,572	$196,939

Weighted average common shares outstanding - basic:	78,369	68,655	75,234	63,716
Add:
Common stock issuable upon conversion of stock options	2	8	2	10
Restricted stock	437	406	610	437
Common OP units	2,761	2,856	2,758	2,861
Common stock issuable upon conversion of Series A-1 preferred OP units	858	920	877	932
Common stock issuable upon conversion of Series A-3 preferred OP units	75	75	75	75
Common stock issuable upon conversion of Series A-4 preferred stock	482	747	620	—
Weighted average common shares outstanding - fully diluted	82,984	73,667	80,176	68,031

FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per share - fully diluted	$1.05	$1.06	$3.04	$2.47
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per share excluding certain items - fully diluted	$1.13	$1.13	$3.19	$2.89

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

During the nine months ended September 30, 2017, we acquired seven communities and one undeveloped parcel of land. See Note 2, “Real Estate Acquisitions” in our accompanying Consolidated Financial Statements for additional information regarding our acquisitions in 2017. Subject to market conditions, we intend to continue to look for opportunities to expand our development pipeline and acquire existing communities. We finance the acquisitions through available cash, secured financing, draws on our lines of credit, the assumption of existing debt on properties, and the issuance of certain equity securities. We will continue to evaluate acquisition opportunities that meet our criteria for acquisition.

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

Our capital expenditures include expansion and development, lot modifications, recurring capital expenditures and rental home purchases. For the nine months ended September 30, 2017 and 2016, expansion and development activities of $55.9 million and $34.3 million, respectively, related to costs consisting primarily of construction of sites and other costs necessary to complete home site improvements.

For the nine months ended September 30, 2017 and 2016, lot modification expenditures were $18.1 million and $13.8 million, respectively. These expenditures improve asset quality in our communities and are incurred when an existing home is removed and the site is prepared for a new home (more often than not, a multi-sectional home). These activities which are mandated by strict manufacturer’s installation requirements and state building codes, include items such as new foundations, driveways, and utility upgrades.

For the nine months ended September 30, 2017 and 2016, recurring capital expenditures of $12.6 million and $13.3 million, respectively, related to our continued commitment to upkeep of our properties.

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

SUN COMMUNITIES, INC.

Our cash flow activities are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net Cash Provided by Operating Activities	$223,348	$190,279
Net Cash Used for Investing Activities	$(267,685)	$(1,540,899)
Net Cash Provided by Financing Activities	$173,368	$1,375,470
Effect of Exchange Rate on Cash and Cash Equivalents	$253	$(107)

Cash and cash equivalents increased by $129.2 million from $8.2 million as of December 31, 2016, to $137.4 million as of September 30, 2017.

Operating Activities

Net cash provided by operating activities increased by $33.0 million from $190.3 million for the nine months ended September 30, 2016 to $223.3 million for the nine months ended September 30, 2017.

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

Investing Activities

Net cash used for investing activities was $267.7 million for the nine months ended September 30, 2017, compared to $1.5 billion for the nine months ended September 30, 2016. Refer to Note 2, “Real Estate Acquisitions” in our accompanying Consolidated Financial Statements for additional information.

Financing Activities

Net cash provided by financing activities was $173.4 million for the nine months ended September 30, 2017, compared to $1.4 billion for the nine months ended September 30, 2016. Refer to Note 7, “Debt and Lines of Credit” and Note 8, “Equity and Mezzanine Securities” in our accompanying Consolidated Financial Statements for additional information.

Financial Flexibility

In July 2017, we entered into a new Sales Agreement whereby we may offer and sell shares of our common stock, having an aggregate offering price of up to $450.0 million, from time to time through the Sales Agents. The Sales Agents are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold from time to time under the Sales Agreement. The Sales Agreement replaced our Prior Agreement, which had an aggregate offering price of up to $250.0 million.

In April 2017, we entered into our A&R Credit Agreement with Citibank and certain other lenders for our A&R Facility, in the amount of $650.0 million, comprised of a $550.0 million revolving loan and a $100.0 million term loan. The A&R Credit Agreement has a four-year term ending April 25, 2021, which can be extended for two additional six-month periods at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $350.0 million. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the Facility may be increased up to $1.0 billion.

The A&R Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which can range from 1.35 percent to 2.20 percent for the revolving loan and 1.30 percent to 2.15 percent for the term loan. As of September 30, 2017, the margin on our leverage ratio was 1.35 percent and 1.30 percent on the revolving and term loans, respectively. We had no borrowings on the revolving loan or term

SUN COMMUNITIES, INC.

loan as of September 30, 2017, as total borrowings of $229.0 million were repaid with proceeds from our public equity offering during the quarter ended June 30, 2017. We may borrow up to $100.0 million on the term loan on or before June 1, 2018.

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

The A&R Facility provides, and the Previous Facility provided, us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but does reduce the borrowing amount available. At September 30, 2017 and December 31, 2016, approximately $3.8 million and $4.6 million of availability was used to back standby letters of credit.

Pursuant to the terms of the A&R Facility, we are subject to various financial and other covenants. We are currently in compliance with these covenants. The most restrictive financial covenants for the Facility are as follows:

Covenant	Requirement	As of September 30, 2017
Maximum Leverage Ratio	<65.0%	34.3%
Minimum Fixed Charge Coverage Ratio	>1.40	2.62
Minimum Tangible Net Worth	2,491,250	$3,997,391
Maximum Dividend Payout Ratio	<95.0%	64.1%

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, expansion and development of communities, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. At September 30, 2017, we had 156 unencumbered properties, of which 61 support the borrowing base for our $650.0 million line of credit. We will utilize available cash on hand to redeem all 3,400,000 outstanding shares of our Series A Preferred Stock on November 14, 2017. Refer to Note 17, “Subsequent Events” in our accompanying Consolidated Financial Statements for additional information.

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

SUN COMMUNITIES, INC.

Contractual Cash Obligations

Our primary long-term liquidity needs are principal payments on outstanding indebtedness. As of September 30, 2017, our outstanding contractual obligations, including interest expense, were as follows:

		Payments Due By Period
		(in thousands)
Contractual Cash Obligations (1)	Total Due	<1 year	1-3 years	3-5 years	After 5 years

Collateralized term loans - FNMA	$1,017,385	$4,750	$118,437	$226,728	$667,470
Collateralized term loans - Life Company	950,726	5,157	53,349	62,874	829,346
Collateralized term loans - CMBS	451,743	1,982	17,476	138,016	294,269
Collateralized term loans - FMCC	390,270	1,480	12,317	13,305	363,168
Secured borrowings	134,884	1,354	11,969	14,090	107,471
Lines of credit	—	—	—	—	—
Preferred OP units - mandatorily redeemable	45,903	3,670	7,570	—	34,663
Total principal payments	$2,990,911	$18,393	$221,118	$455,013	$2,296,387

Interest expense (2)	$855,169	$33,321	$245,932	$217,539	$358,377
Operating leases	58,646	3,198	6,803	6,986	41,659
Total contractual obligations	$3,904,726	$54,912	$473,853	$679,538	$2,696,423

(1) Our contractual cash obligations exclude debt premiums/discounts.
(2) Our contractual cash obligation related to interest expense is calculated based on the current debt levels, rates and maturities as of September 30, 2017 (excluding secured borrowings), and actual payments required in future periods may be different than the amounts included above. Perpetual securities include one year of interest expense in After 5 years.

As of September 30, 2017, our net debt to enterprise value approximated 28.3 percent (assuming conversion of all common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series A-4 preferred OP units, and Series C preferred OP units to shares of common stock). Our debt has a weighted average maturity of approximately 8.4 years and a weighted average interest rate of 4.6 percent.

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

We have two interest rate cap agreements with a total notional amount of $159.7 million as of September 30, 2017. The first interest rate cap agreement has a cap rate of 9.00 percent, a notional amount of $150.1 million and a termination date of April 2018. The second interest rate cap agreement has a cap rate of 11.02 percent, a notional amount of $9.6 million and a termination date of May 2023.

Our remaining variable rate debt totaled $153.7 million as of September 30, 2017, and bears interest at Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0 percent, we believe our interest expense for the nine months ended September 30, 2017, would have increased or decreased by approximately $1.9 million, based on the $250.7 million average balance outstanding under our variable rate debt facilities.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at September 30, 2017. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in internal control over financial reporting

There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUN COMMUNITIES, INC.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased under this buyback program during the nine months ended September 30, 2017.  There is no expiration date specified for the buyback program.

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

Dated: October 24, 2017	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

SUN COMMUNITIES, INC.

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith