Form 10-K
period 2017-12-31
SUN COMMUNITIES INC
filed 2018-02-22
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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

As of June 30, 2017, the aggregate market value of the Registrant’s stock held by non-affiliates was $6,722,799,273 (computed by reference to the closing sales price of the Registrant’s common stock as of June 30, 2017). For this computation, the Registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

Number of shares of common stock, $0.01 par value per share, outstanding as of February 15, 2018: 79,739,141

Documents Incorporated By Reference

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by Part III is incorporated by reference to the registrant’s proxy statement to be filed pursuant to Regulation 14A, with respect to the registrant’s 2018 annual meeting of stockholders.

SUN COMMUNITIES, INC.

SUN COMMUNITIES, INC.

PART I

ITEM 1. BUSINESS

GENERAL

Sun Communities, Inc., a Maryland corporation, and all wholly-owned or majority-owned and controlled subsidiaries, including Sun Communities Operating Limited Partnership, a Michigan limited partnership (the “Operating Partnership”) and Sun Home Services, Inc., a Michigan corporation (“SHS”) are referred to herein as the “Company,” “us,” “we,” and “our”. We are a self-administered and self-managed real estate investment trust (“REIT”).

We are a fully integrated real estate company which, together with our affiliates and predecessors, have been in the business of acquiring, operating, developing, and expanding manufactured housing (“MH”) and recreational vehicle (“RV”) communities since 1975. We lease individual parcels of land (“sites”) with utility access for placement of manufactured homes and RVs to our customers. We are also engaged through a taxable subsidiary, SHS, in the marketing, selling, and leasing of new and pre-owned homes to current and future residents in our communities. The operations of SHS support and enhance our occupancy levels, property performance and cash flows.

We own, operate, or have an interest in a portfolio of MH and RV communities. As of December 31, 2017, we owned, operated or had an interest in a portfolio of 350 properties in 29 states and Ontario, Canada (collectively, the “Properties”), including 230 MH communities, 89 RV communities, and 31 Properties containing both MH and RV sites. As of December 31, 2017, the Properties contained an aggregate of 121,892 developed sites comprised of 83,294 developed MH sites, 22,742 annual RV sites (inclusive of both annual and seasonal usage rights), and 15,856 transient RV sites. There are approximately 9,600 additional MH and RV sites suitable for development.

Our executive and principal property management office is located at 27777 Franklin Road, Suite 200, Southfield, Michigan 48034 and our telephone number is (248) 208-2500. We have regional property management offices located in Austin, Texas; Grand Rapids, Michigan; Denver, Colorado; Ft. Myers, Florida; and Orlando, Florida; and we employed an aggregate of 2,727 full and part time employees as of December 31, 2017.

Our website address is www.suncommunities.com and we make available, free of charge, on or through our website all of our periodic reports, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and current reports on Form 8-K, as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission (the “SEC”).

STRUCTURE OF THE COMPANY

The Operating Partnership is structured as an umbrella partnership REIT, or UPREIT. In 1993, we contributed our net assets to the Operating Partnership in exchange for the sole general partner interest in the Operating Partnership and the majority of all the Operating Partnership’s initial capital. We conduct substantially all of our operations through the Operating Partnership. The Operating Partnership owns, either directly or indirectly through other subsidiaries, all of our assets. This UPREIT structure enables us to comply with certain complex requirements under the federal tax rules and regulations applicable to REITs, and to acquire MH and RV communities in transactions that defer some or all of the sellers’ tax consequences. The financial results of the Operating Partnership and our other subsidiaries are consolidated in our Consolidated Financial Statements. The financial results include certain activities that do not necessarily qualify as REIT activities under the Internal Revenue Code of 1986, as amended (the “Code”). We have formed taxable REIT subsidiaries, as defined in the Code, to engage in such activities. We use taxable REIT subsidiaries to offer certain services to our residents and engage in activities that would not otherwise be permitted under the REIT rules if provided directly by us or by the Operating Partnership. The taxable REIT subsidiaries include our home sales business, SHS, which provides manufactured home sales, leasing, and other services to current and prospective tenants of the Properties.

Under the partnership agreement, the Operating Partnership is structured to make distributions with respect to certain of the Operating Partnership units (“OP units”) at the same time that distributions are made to our common stockholders. The Operating Partnership is structured to permit limited partners holding certain classes or series of OP units to exchange those OP units for shares of our common stock (in a taxable transaction) and achieve liquidity for their investment.

As the sole general partner of the Operating Partnership, we generally have the power to manage and have complete control over the conduct of the Operating Partnership’s affairs and all decisions or actions made or taken by us as the general partner pursuant to the partnership agreement are generally binding upon all of the partners and the Operating Partnership.

SUN COMMUNITIES, INC.

We do not own all of the OP units. As of December 31, 2017, the Operating Partnership had issued and outstanding:

•	82,425,282 common OP units;

•	1,283,819 preferred OP units (“Aspen preferred OP units”);

•	345,371 Series A-1 preferred OP units;

•	40,268 Series A-3 preferred OP units;

•	1,509,494 Series A-4 preferred OP units;

•	67,801 Series B-3 preferred OP units; and

•	316,357 Series C preferred OP units.

As of December 31, 2017, we held:

•	79,679,163 common OP units, or approximately 97 percent of the issued and outstanding common OP units;

•	1,085,365 Series A-4 preferred OP units, or approximately 72 percent of the issued and outstanding Series A-4 preferred OP units; and

•	no Aspen preferred OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series B-3 preferred OP units, or Series C preferred OP units.

Ranking and Priority

The various classes and series of OP units issued by the Operating Partnership rank as follows with respect to rights to the payment of distributions and the distribution of assets in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Operating Partnership:

•	first, the Series A-4 preferred OP units, Aspen preferred OP units and Series A-1 preferred OP units, on parity with each other;

•	next, the Series C preferred OP units;

•	next, the Series B-3 preferred OP units;

•	next, the Series A-3 preferred OP units; and

•	finally, the common OP units.

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

Aspen Preferred OP Units

Subject to certain limitations, at any time prior to January 1, 2024, the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the average closing price of our common stock for the preceding ten trading days is $68.00 per share or less, 0.397 common OP units, or (b) if the average closing price of our common stock for the preceding ten trading days is greater than $68.00 per share, the number of common OP units determined by dividing (i) the sum of (A) $27.00 plus (B) 25 percent of the amount by which the average closing price of our common stock for the preceding ten trading days exceeds $68.00 per share, by (ii) the average closing price of our common stock for the preceding ten trading days. The holders of Aspen preferred OP units are entitled to receive distributions not less than quarterly. Distributions on Aspen preferred OP units are generally paid on the same dates as distributions are paid to holders of common OP units. Each Aspen preferred OP unit is entitled to receive distributions in an amount equal to the product of (x) $27.00, multiplied by (y) an annual rate equal to the 10-year U.S. Treasury bond yield plus 239 basis points; provided, however, that the aggregate distribution rate shall not be less than 6.5 percent nor more than 9 percent. On January 2, 2024, we are required to redeem all Aspen preferred OP units that have not been converted to common OP units. In addition, we are required to redeem the Aspen preferred OP units of any holder thereof within five days after receipt of a written demand during the existence of certain uncured Aspen preferred OP unit defaults, including our failure to pay distributions on the Aspen preferred OP units when due and our failure to provide certain security for the payment of distributions on the Aspen preferred OP units. We may also redeem Aspen preferred OP units from time to time if we and the holder thereof agree to do so.

SUN COMMUNITIES, INC.

Series A-1 Preferred OP Units

Subject to certain limitations, the holder of each Series A-1 preferred OP unit at its option may exchange such Series A-1 preferred OP unit at any time into approximately 2.4390 shares of our common stock (which exchange rate is subject to adjustment upon stock splits, recapitalizations, and similar events). The holders of Series A-1 preferred OP units are entitled to receive distributions not less than quarterly. Distributions on Series A-1 preferred OP units are generally paid on the last day of each quarter. Each Series A-1 preferred OP unit is entitled to receive distributions in an amount equal to the product of $100.00 multiplied by an annual rate equal to 6.0 percent. Series A-1 preferred OP units do not have any voting or consent rights on any matter requiring the consent or approval of the Operating Partnership’s limited partners.

Series A-3 Preferred OP Units

Subject to certain limitations, the holder of each Series A-3 preferred OP unit at its option may exchange such Series A-3 preferred OP unit at any time into approximately 1.8605 shares of our common stock (which exchange rate is subject to adjustment upon stock splits, recapitalizations, and similar events). The holders of Series A-3 preferred OP units are entitled to receive distributions not less than quarterly. Each Series A-3 preferred OP unit is entitled to receive distributions in an amount equal to the product of $100.00 multiplied by an annual rate equal to 4.5 percent. Series A-3 preferred OP units do not have any voting or consent rights on any matter requiring the consent or approval of the Operating Partnership’s limited partners.

Series A-4 Preferred OP Units

In connection with the issuance of our 6.5% Series A-4 Cumulative Convertible Preferred Stock (the “Series A-4 preferred stock”) in November 2014, the Operating Partnership created the Series A-4 preferred OP units as a new class of OP units. Series A-4 preferred OP units have economic and other rights and preferences substantially similar to those of the Series A-4 preferred stock, including rights to receive distributions at the same time and in the same amounts as distributions paid on Series A-4 preferred stock. Each Series A-4 preferred OP unit is exchangeable into approximately 0.4444 shares of common stock or common OP units (which exchange rate is subject to adjustment upon stock splits, recapitalizations, and similar events). The Operating Partnership issued Series A-4 preferred OP units to us in connection with our acquisition of a portfolio of MH communities from Green Courte Real Estate Partners, LLC and certain of their affiliated entities (collectively, the “Green Courte parties” or the “Green Courte entities”).

In July 2015 and June 2017, we repurchased 4,066,586 and 438,448 Series A-4 preferred OP units, respectively. At December 31, 2017, we held 1,085,365 Series A-4 preferred OP units. The rights of the Series A-4 preferred OP units held by us mirror the economic rights of the Series A-4 preferred OP units issued to the Green Courte entities, but certain voting, consent, and other rights do not apply to the Series A-4 preferred OP units held by us.

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

Series B-3 Preferred OP Units

Series B-3 preferred OP units are not convertible. The holders of Series B-3 preferred OP units generally receive distributions on the last day of each quarter. Each Series B-3 preferred OP unit is entitled to receive distributions in an amount equal to the product of $100.00 multiplied by an annual rate equal to 8.0 percent.

Subject to certain limitations, (x) during the 90-day period beginning on each of the tenth through fifteenth anniversaries of the issue date of the applicable Series B-3 preferred OP units, (y) at any time after the fifteenth anniversary of the issue date of the applicable Series B-3 preferred OP units, or (z) after our receipt of notice of the death of the electing holder of a Series B-3 preferred OP unit, each holder of Series B-3 preferred OP units may require us to redeem such holder’s Series B-3 preferred OP units at the redemption price of $100.00 per unit. In addition, at any time after the fifteenth anniversary of the issue date of the applicable Series B-3 preferred OP units we may redeem, at our option, all of the Series B-3 preferred OP units of any holder thereof at the redemption price of $100.00 per unit. Series B-3 preferred OP units do not have any voting or consent rights on any matter requiring the consent or approval of the Operating Partnership’s limited partners.

SUN COMMUNITIES, INC.

During the three months ended December 31, 2017, we redeemed a total of 44,599 B-3 preferred OP units. At December 31, 2017, there were outstanding 10,800 Series B-3 preferred OP units which were issued on December 1, 2002, 24,751 Series B-3 preferred OP units which were issued on January 1, 2003, and 32,250 Series B-3 preferred OP units which were issued on January 5, 2004.

Series C Preferred OP Units

Subject to certain limitations, the holder of each Series C preferred OP unit at its option may exchange such Series C preferred OP unit at any time into 1.11 shares of our common stock (which exchange rate is subject to adjustment upon stock splits, recapitalizations, and similar events). The holders of Series C preferred OP units are entitled to receive distributions not less than quarterly. Each Series C preferred OP unit is entitled to receive distributions in an amount equal to the product of $100.00 multiplied by an annual rate equal to (i) 4.5 percent until April 1, 2020, and (ii) 5.0 percent after April 2, 2020. Series C preferred OP units do not have any voting or consent rights on any matter requiring the consent or approval of the Operating Partnership’s limited partners.

REAL PROPERTY OPERATIONS

Properties are designed and improved for several home options of various sizes and designs that consist of both MH communities and RV communities.

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

Modern manufactured housing communities contain improvements similar to other garden‑style residential developments, including centralized entrances, paved streets, curbs, gutters, and parkways. In addition, these communities also often provide a number of amenities, such as a clubhouse, a swimming pool, shuffleboard courts, tennis courts, and laundry facilities.

An RV community is a resort or park designed and improved with sites for the placement of RVs for varied lengths of time. Properties may also provide vacation rental homes. RV communities include a number of amenities such as restaurants, golf courses, swimming pools, tennis courts, fitness centers, planned activities, and spacious social facilities.

The owner of each home on our Properties leases the site on which the home is located. We typically own the underlying land, utility connections, streets, lighting, driveways, common area amenities, and other capital improvements and are responsible for enforcement of community guidelines and maintenance. In five of our 350 communities, we do not own all of the underlying land and operate the communities pursuant to ground leases. Certain of the Properties provide water and sewer service through public or private utilities, while others provide these services to residents from on-site facilities. Each owner of a home within our Properties is responsible for the maintenance of the home and leased site. As a result, our capital expenditure needs tend to be less significant relative to multi-family rental apartment complexes.

SUN COMMUNITIES, INC.

PROPERTY MANAGEMENT

Our property management strategy emphasizes intensive, hands-on management by dedicated, on-site district and community managers. We believe that this on-site focus enables us to continually monitor and address resident concerns, the performance of competitive properties, and local market conditions. As of December 31, 2017, we employed 2,727 full and part time employees, of which 2,348 were located on-site as property managers, support staff, or maintenance personnel.

Our community managers are overseen by John B. McLaren, our President and Chief Operating Officer, who has been in the manufactured housing industry since 1995, three Senior Vice Presidents of Operations and Sales, eight Divisional Vice Presidents and 35 Regional Vice Presidents. Each Regional Vice President is responsible for semi-annual market surveys of competitive communities, interaction with local manufactured home dealers, regular property inspections, and oversight of property operations and sales functions for seven to 14 properties.

Each district or community manager performs regular inspections in order to continually monitor the Property’s physical condition and to effectively address tenant concerns. In addition to a district or community manager, each district or property has on-site maintenance personnel and management support staff. We hold mandatory training sessions for all new property management personnel to ensure that management policies and procedures are executed effectively and professionally. All of our property management personnel participate in on-going training to ensure that changes to management policies and procedures are implemented consistently. We offer over 300 trainings including books, online courses, webinars and live sessions for our team members through our Sun University, which has led to increased knowledge and accountability for daily operations and policies and procedures.

HOME SALES AND RENTALS

SHS is engaged in the marketing, selling and leasing of new and pre-owned homes to current and future residents in our communities. Because tenants often purchase a home already on-site within a community, such services enhance occupancy and property performance. Additionally, because many of the homes on the Properties are sold through SHS, better control of home quality in our communities can be maintained than if sales services were conducted solely through third-party brokers.

SHS also leases homes to prospective tenants. At December 31, 2017, SHS had 11,074 occupied leased homes in its portfolio. New and pre-owned homes are purchased for the Rental Program. Leases associated with the Rental Program generally have a term of one year. The Rental Program requires intensive management of costs associated with repair and refurbishment of these homes as the tenants vacate and the homes are re-leased, similar to apartment rentals. We received approximately 49,000 applications during 2017 to live in our Properties, providing a significant “resident boarding” system allowing us to market purchasing a home to the best applicants and to rent to the remainder of approved applicants. Through the Rental Program we are able to demonstrate our product and lifestyle to the renters, while monitoring their payment history and converting qualified renters to owners.

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

SUN COMMUNITIES, INC.

SITE LEASES OR USAGE RIGHTS

Typical tenant leases for MH sites are month-to-month or year-to-year, renewable upon the consent of both parties, or, in some instances, as provided by statute. Certain of our leases, mainly at our Florida and California properties, are tied to the consumer price index or other indices as they relate to rent increases. Generally, market rate adjustments are made on an annual basis. These leases are cancelable for non-payment of rent, violation of community rules and regulations or other specified defaults.

During the five calendar years ended December 31, 2017, on average 2.2 percent of the homes in our communities have been removed by their owners and 5.6 percent of the homes have been sold by their owners to a new owner who then assumes rental obligations as a community resident. The average cost to move a home is approximately $4,000 to $10,000. The average resident remains in our communities for approximately 15 years, while the average home, which gives rise to the rental stream, remains in our communities for over 40 years.

Please see the Risk Factors in Item 1A, and our accompanying Consolidated Financial Statements and related notes thereto beginning on page F-1 of this Annual Report on Form 10-K for more detailed information.

SUN COMMUNITIES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as “forecasts,” “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “predicts,” “potential,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled,” “guidance” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under “Risk Factors” contained in this Annual Report on Form 10-K and our other filings with the SEC, such risks and uncertainties include but are not limited to:

•	changes in general economic conditions, the real estate industry, and the markets in which we operate;

•	difficulties in our ability to evaluate, finance, complete and integrate acquisitions, developments and expansions successfully;

•	our liquidity and refinancing demands;

•	our ability to obtain or refinance maturing debt;

•	our ability to maintain compliance with covenants contained in our debt facilities;

•	availability of capital;

•	changes in foreign currency exchange rates, specifically between the U.S. dollar and Canadian dollar;

•	our ability to maintain rental rates and occupancy levels;

•	our failure to maintain effective internal control over financial reporting and disclosure controls and procedures;

•	increases in interest rates and operating costs, including insurance premiums and real property taxes;

•	risks related to natural disasters such as hurricanes, earthquakes, floods and wildfires;

•	general volatility of the capital markets and the market price of shares of our capital stock;

•	our failure to maintain our status as a REIT;

•	changes in real estate and zoning laws and regulations;

•	legislative or regulatory changes, including changes to laws governing the taxation of REITs;

•	litigation, judgments or settlements;

•	competitive market forces;

•	the ability of manufactured home buyers to obtain financing; and

•	the level of repossessions by manufactured home lenders.

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

As of December 31, 2017, 123 properties, representing approximately 35.5 percent of developed sites, are located in Florida; 68 properties, representing approximately 21.4 percent of developed sites, are located in Michigan; 21 properties, representing approximately 6.5 percent of developed sites, are located in Texas; and 27 properties, representing approximately 5.3 percent of developed sites, are located in California. As a result of the geographic concentration of our Properties in Florida, Michigan, Texas, and California, we are exposed to the risks of downturns in the local economy or other local real estate market conditions which could adversely affect occupancy rates, rental rates, and property values of properties in these markets.

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

The following factors, among others, may adversely affect the revenues generated by our communities:

•	the national and local economic climate which may be adversely impacted by, among other factors, plant closings, and industry slowdowns;

•	local real estate market conditions such as the oversupply of MH and RV sites or a reduction in demand for MH and RV sites in an area;

•	changes in foreign currency exchange rates, specifically between the U.S. dollar and Canadian dollar;

•	the number of repossessed homes in a particular market;

•	the lack of an established dealer network;

•	the rental market which may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates;

•	the perceptions by prospective tenants of the safety, convenience and attractiveness of our Properties and the neighborhoods where they are located;

•	zoning or other regulatory restrictions;

•	competition from other available MH and RV communities and alternative forms of housing (such as apartment buildings and site-built single-family homes);

SUN COMMUNITIES, INC.

•	our ability to effectively manage, maintain and insure the Properties;

•	increased operating costs, including insurance premiums, real estate taxes, and utilities; and

•	the enactment of rent control laws or laws taxing the owners of manufactured homes.

Competition affects occupancy levels and rents which could adversely affect our revenues.

Our Properties are located in developed areas that include other MH and RV community properties. The number of competitive MH and RV community properties in a particular area could have a material adverse effect on our ability to lease sites and increase rents charged at our Properties or at any newly acquired properties. We may be competing with others with greater resources and whose officers and directors have more experience than our officers and directors. In addition, other forms of multi‑family residential properties, such as private and federally funded or assisted multi-family housing projects and single‑family housing, provide housing alternatives to potential tenants of MH and RV communities.

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

Legislative requirements can limit accessibility of affordable financing for potential manufactured home buyers.

Recent legislation impacting third party loan originators, consumer protection laws and lender requirements to investigate a borrower's creditworthiness may restrict access of affordable chattel financing to potential manufactured home buyers.

We may be subject to environmental liability.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous substances at, on, under or in such property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s ability to sell or rent the property, to borrow using the property as collateral or to develop the property. Persons who arrange for the disposal or treatment of hazardous substances also may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility owned or operated by another person. In addition, certain environmental laws impose liability for the management and disposal of asbestos‑containing materials and for the release of such materials into the air. These laws may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with asbestos‑containing materials. In connection with the ownership, operation, management, and development of real properties, we may be considered an owner or operator of such properties and, therefore, are potentially liable for removal or remediation costs, and also may be liable for governmental fines and injuries to persons and property. When we arrange for the treatment or disposal of hazardous substances at landfills or other facilities owned by other persons, we may be liable for the removal or remediation costs at such facilities.

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

Losses in excess of our insurance coverage or uninsured losses could adversely affect our operating results and cash flow.

We have a significant concentration of properties in Florida and California, where natural disasters or other catastrophic events such as hurricanes or earthquakes could negatively impact our operating results and cash flows. We maintain comprehensive liability, fire, property, business interruption, general liability, and (where appropriate) flood and earthquake insurance, provided by reputable companies with commercially reasonable deductibles and limits. Certain types of losses including, but not limited to, riots or acts of war, may be either uninsurable or not economically insurable. In the event an uninsured loss occurs, we could lose both our investment in and anticipated profits and cash flow from the affected property. Any loss could adversely affect our ability to repay our debt.

FINANCING AND INVESTMENT RISKS

Our significant amount of debt could limit our operational flexibility or otherwise adversely affect our financial condition.

We have a significant amount of debt. As of December 31, 2017, we had approximately $3.1 billion of total debt outstanding, consisting of approximately $2.9 billion in debt that is collateralized by mortgage liens on 190 of the Properties, $129.2 million that is secured by collateralized receivables, $41.3 million on our lines of credit, and $41.4 million that is unsecured debt. If we fail to meet our obligations under our secured debt, the lenders would be entitled to foreclose on all or some of the collateral securing such debt which could have a material adverse effect on us and our ability to make expected distributions, and could threaten our continued viability.

SUN COMMUNITIES, INC.

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

In particular, new U.S. federal tax legislation enacted into law on December 22, 2017 informally titled the Tax Cut and Jobs Act (the “Tax Act”) has made many major changes to the taxation of individuals and businesses.  There are a significant number of

SUN COMMUNITIES, INC.

technical issues and uncertainties with respect to the interpretation and application of the Tax Act, which may or may not be clarified by future guidance.  It is not possible to predict whether such clarifications will result in adverse consequences to the Company or its stockholders.  Stockholders are urged to consult their tax advisors with respect to the effects of the Tax Act and to monitor future guidance issued with respect to the Tax Act and any other potential amendments to relevant tax laws.

We intend for the Operating Partnership to be taxed as a partnership, but we cannot guarantee that it will qualify.

We believe that the Operating Partnership has been organized as a partnership and will qualify for treatment as such under the Code. However, if the Operating Partnership is deemed to be a “publicly traded partnership,” it will be treated as a corporation instead of a partnership for federal income tax purposes unless at least 90 percent of its income is qualifying income as defined in the Code. The income requirements applicable to REITs and the definition of “qualifying income” for purposes of this 90 percent test are similar in most respects. Qualifying income for the 90 percent test generally includes passive income, such as specified types of real property rents, dividends, and interest. We believe that the Operating Partnership has and will continue to meet this 90 percent test, but we cannot guarantee that it has or will. If the Operating Partnership were to be taxed as a regular corporation, it would incur substantial tax liabilities, we would fail to qualify as a REIT for federal income tax purposes, and our ability to raise additional capital could be significantly impaired.

Our ability to accumulate cash may be restricted due to certain REIT distribution requirements.

In order to qualify as a REIT, we must distribute to our stockholders at least 90 percent of our REIT taxable income (calculated without any deduction for dividends paid and excluding net capital gain) and to avoid federal income taxation, our distributions must not be less than 100 percent of our REIT taxable income, including capital gains. As a result of the distribution requirements, we do not expect to accumulate significant amounts of cash. Accordingly, these distributions could significantly reduce the cash available to us in subsequent periods to fund our operations and future growth.

Our taxable REIT subsidiaries, or TRSs, are subject to special rules that may result in increased taxes.

As a REIT, we must pay a 100 percent penalty tax on certain payments that we receive if the economic arrangements between us and any of our TRSs are not comparable to similar arrangements between unrelated parties. The Internal Revenue Service may successfully assert that the economic arrangements of any of our inter-company transactions are not comparable to similar arrangements between unrelated parties.

Dividends payable by REITs do not qualify for the reduced tax rates applicable to certain dividends.

The maximum federal tax rate for certain qualified dividends payable to domestic stockholders that are individuals, trusts and estates is 20 percent. Dividends payable by REITs, however, are generally not eligible for this reduced rate. Although this rule does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular qualified corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less competitive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the comparative value of the stock of REITs, including our common stock and preferred stock.

Under the Tax Cuts and Jobs Act, REIT dividends (other than capital gain dividends and qualified dividends) received by non-corporate taxpayers may be eligible for a 20 percent deduction. Prospective investors should consult their own tax advisors regarding the effect of this change on their effective tax rate with respect to REIT dividends.

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

SUN COMMUNITIES, INC.

Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percent change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-ownership-change net operating loss carryforwards to offset its post-ownership-change income may be limited. We may experience ownership changes in the future. If an ownership change were to occur, we would be limited in the portion of net operating loss carryforwards that we could use in the future to offset taxable income for U.S. federal income tax purposes.

BUSINESS RISKS

Some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests.

Lease of Executive Offices. Gary A. Shiffman, together with certain of his family members, indirectly owns an equity interest of approximately 28.0 percent in American Center LLC, the entity from which we lease office space for our principal executive offices. Each of Brian M. Hermelin, Ronald A. Klein and Arthur A. Weiss indirectly owns a less than one percent interest in American Center LLC. Mr. Shiffman is our Chief Executive Officer and Chairman of the Board. Each of Mr. Hermelin, Mr. Klein and Mr. Weiss is a director of the Company. Under the lease agreement, we lease approximately 71,500 rentable square feet of permanent space, and approximately 21,000 rentable square feet of temporary space. The initial term of the lease is until October 31, 2026, and the base rent is $17.95 per square foot (gross) until October 31, 2018, for both permanent and temporary space, with graduated rental increases thereafter. Each of Mr. Shiffman, Mr. Hermelin, Mr. Klein and Mr. Weiss may have a conflict of interest with respect to his obligations as our officer and/or director, as applicable, and their ownership interests in American Center LLC.

Legal Counsel. During 2017, Jaffe, Raitt, Heuer, & Weiss, Professional Corporation acted as our general counsel and represented us in various matters. Arthur A. Weiss, one of our directors, is the Chairman of the Board of Directors and a shareholder of such firm. We incurred legal fees and expenses owed to Jaffe, Raitt, Heuer, & Weiss of approximately $5.0 million, $8.0 million and $4.6 million in the years ended December 31, 2017, 2016 and 2015, respectively.

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

9.8 percent Ownership Limit. In order to qualify and maintain our qualification as a REIT, not more than 50 percent of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals. Thus, ownership of more than 9.8 percent, in number of shares or value, of the issued and outstanding shares of our capital stock by any single stockholder has been restricted, with certain exceptions, for the purpose of maintaining our qualification as a REIT under the Code. Such restrictions in our charter do not apply to Milton M. Shiffman, Gary A. Shiffman, and Robert B. Bayer; trustees, personal representatives and agents to the extent acting for them or their respective estates; or certain of their respective relatives.

The 9.8 percent ownership limit, as well as our ability to issue additional shares of common stock or shares of other stock (which may have rights and preferences over the common stock), may discourage a change of control of the Company and may also: (1) deter tender offers for the common stock, which offers may be advantageous to stockholders; and (2) limit the opportunity for stockholders to receive a premium for their common stock that might otherwise exist if an investor were attempting to assemble a block of common stock in excess of 9.8 percent of our outstanding shares or otherwise effect a change of control of the Company.

Preferred Stock. Our charter authorizes the Board of Directors to issue up to 20,000,000 shares of preferred stock and to establish the preferences and rights (including the right to vote and the right to convert into shares of common stock) of any shares issued.

Our charter designates 6,364,770 shares of preferred stock as 6.50% Series A-4 Cumulative Convertible Preferred Stock (“Series A-4 preferred stock”), $0.01 par value per share of which 1,085,365 shares were issued and outstanding as of December 31, 2017.

SUN COMMUNITIES, INC.

The power to issue preferred stock could have the effect of delaying or preventing a change in control of the Company even if a change in control were in the stockholders’ interest.

Subject to certain limitations, upon written notice to us, each holder of shares of Series A-4 preferred stock at its option may convert each share of Series A-4 preferred stock held by it for that number of shares of our common stock equal to the quotient obtained by dividing $25.00 by the then-applicable conversion price. The initial conversion price is $56.25, so initially each share of Series A-4 preferred stock is convertible into approximately 0.4444 shares of common stock. The conversion price is subject to adjustment upon various events. At our option, instead of issuing the shares of common stock to the converting holder of Series A-4 preferred stock as described above, we may make a cash payment to the converting holder with respect to each share of Series A-4 preferred stock the holder desires to convert equal to the fair market value of one share of our common stock. If, at any time after November 26, 2019, the volume weighted average of the daily volume weighted average price of a share of our common stock on the NYSE equals or exceeds 115.5 percent of the then prevailing conversion price for at least 20 trading days in a period of 30 consecutive trading days, then, within 10 days thereafter, upon written notice to the holders thereof, we may convert each outstanding share of Series A-4 preferred stock into that number of shares of common stock equal to the quotient obtained by dividing $25.00 by the then prevailing conversion price.

These features of the Series A-4 preferred stock may have the effect of inhibiting a third-party from making an acquisition proposal for the Company or of delaying, deferring or preventing a change of control of the Company under circumstances that otherwise could provide the holders of our common stock and preferred stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.

Certain provisions of Maryland law could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest.

Certain provisions of the Maryland General Corporation Law, (“MGCL”), may have the effect of inhibiting a third-party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our capital stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10 percent or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10 percent or more of the voting power of our then outstanding voting stock at any time within the two-year period immediately prior to the date in question) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose fair price and/or supermajority and stockholder voting requirements on these combinations; and

•
“control share” provisions that provide that “control shares” of our company (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

SUN COMMUNITIES, INC.

Additionally, Subtitle 8 of Title 3 of the MGCL permits our Board of Directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to elect to be subject to certain provisions relating to corporate governance that may have the effect of delaying, deferring or preventing a transaction or a change of control of our company that might involve a premium to the market price of our common stock or otherwise be in our stockholders’ best interests. These provisions include a classified board; two-thirds vote to remove a director; that the number of directors may only be fixed by the Board of Directors; that vacancies on the board as a result of an increase in the size of the board or due to death, resignation or removal can only be filled by the board, and the director appointed to fill the vacancy serves for the remainder of the full term of the class of director in which the vacancy occurred; and a majority requirement for the calling by stockholders of special meetings. Other than a classified board, the filling of vacancies as a result of the removal of a director and a majority requirement for the calling by stockholders of special meetings, we are already subject to these provisions, either by provisions of our charter and bylaws unrelated to Subtitle 8 or by reason of an election to be subject to certain provisions of Subtitle 8. In the future, our Board of Directors may elect, without stockholder approval, to make us subject to the provisions of Subtitle 8 to which we are not currently subject.

Our Board of Directors has power to adopt, alter or repeal any provision of our bylaws or make new bylaws, provided, however, that our stockholders may alter or repeal any provision of our bylaws and adopt new bylaws if any such alteration, repeal or adoption is approved by the affirmative vote of a majority of all votes entitled to be cast on the matter.

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

Based on the applicable conversion ratios then in effect, as of February 15, 2018, in the future we may issue to the limited partners of the Operating Partnership, up to approximately 2.7 million shares of our common stock in exchange for their OP units. The limited partners may sell such shares pursuant to registration rights, if available, or an available exemption from registration. As of February 15, 2018, options to purchase 3,000 shares of our common stock were outstanding under our equity incentive plans, and we currently have the authority to issue restricted stock awards or options to purchase up to an additional 1,351,843 shares of our common stock pursuant to our equity incentive plans. In addition, we entered into an At-the-Market Offering Sales Agreement in July 2017 to issue and sell shares of common stock. As of February 15, 2018, our Board of Directors had authorized us to sell an additional $420.0 million of common stock under this agreement. No prediction can be made regarding the effect that future sales of shares of our common stock or our other securities will have on the market price of shares.

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

SUN COMMUNITIES, INC.

The volatility in economic conditions and the financial markets may adversely affect our industry, business and financial performance.

The U.S. interest rate environment, oil price fluctuations, uncertain tax and economic plans in the U.S. executive and legislative branches, and turmoil in emerging markets have created uncertainty and volatility in the U.S. and global economies. Continued economic uncertainty, both nationally and internationally, causes increased volatility in investor confidence thereby creating similar volatility in the availability of both debt and equity capital in the financial markets. The other risk factors presented in this Annual Report on Form 10-K discuss some of the principal risks inherent in our business, including liquidity risks, operational risks, and credit risks, among others. Turbulence in financial markets accentuates each of these risks and magnifies their potential effect on us. If such volatility is experienced in future periods, there could be an adverse impact on our access to capital, stock price and our operating results.

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

Our ability to pay distributions on our common stock and preferred stock is limited by the laws of Maryland. Under Maryland law, a Maryland corporation generally may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as they become due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter provides otherwise, the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution, provided, however, that a Maryland corporation may make a distribution from: (i) its net earnings for the fiscal year in which the distribution is made; (ii) its net earnings for the preceding fiscal year; or (iii) the sum of its net earnings for its preceding eight fiscal quarters even if, after such distribution, the corporation’s total assets would be less than its total liabilities. Accordingly, we generally may not make a distribution on our common stock or preferred stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or, unless paid from one of the permitted sources of net earnings as described above, our total assets would be less than the sum of our total liabilities plus, unless the terms of such class or series of stock provide otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of stock then outstanding, if any, with preferential rights upon dissolution senior to those of our common stock or currently outstanding preferred stock.

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

Our share price could be volatile and could decline, resulting in a substantial or complete loss on our stockholders’ investment.

The stock markets, including the NYSE on which we list our common stock, have experienced significant price and volume fluctuations. As a result, the market price of our common stock and preferred stock could be similarly volatile, and investors in our common stock and preferred stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The price of our common stock and preferred stock could be subject to wide fluctuations in response to a number of factors, including:

SUN COMMUNITIES, INC.

•	issuances of other equity securities in the future, including new series or classes of preferred stock;

•	our operating performance and the performance of other similar companies;

•	our ability to maintain compliance with covenants contained in our debt facilities;

•	actual or anticipated variations in our operating results, funds from operations, cash flows or liquidity;

•	changes in expectations of future financial performance or changes in our earnings estimates or those of analysts;

•	changes in our distribution policy;

•	publication of research reports about us or the real estate industry generally;

•	increases in market interest rates that lead purchasers of our common stock and preferred stock to demand a higher dividend yield;

•	changes in foreign currency exchange rates, specifically between the U.S. dollar and Canadian dollar;

•	changes in market valuations of similar companies;

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

Many of the factors listed above are beyond our control. Those factors may cause the market price of our common stock or preferred stock to decline significantly, regardless of our financial condition, results of operations and prospects. It is impossible to provide any assurance that the market price of our common stock or preferred stock will not fall in the future, and it may be difficult for holders to resell shares of our common stock or preferred stock at prices they find attractive, or at all. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

Our Series A-4 preferred stock has not been rated.

We have not sought to obtain a rating for our Series A-4 preferred stock. No assurance can be given, however, that one or more rating agencies might not independently determine to issue such a rating or that such a rating, if issued, would not adversely affect the market price of the Series A-4 preferred stock. In addition, we may elect in the future to obtain a rating of the Series A-4 preferred stock, which could adversely affect the market price of such preferred stock. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward, placed on a watch list or withdrawn entirely at the discretion of the issuing rating agency if in its judgment circumstances so warrant. Any such downward revision, placing on a watch list or withdrawal of a rating could have an adverse effect on the market price of the Series A-4 preferred stock.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our tenants, clients and vendors, as well as personally identifiable information of our employees, in our facilities and on our

SUN COMMUNITIES, INC.

network. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our network and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence, which could adversely affect our business.

SUN COMMUNITIES, INC.

A significant interruption in our information technology systems could adversely affect our operations.

We rely intensively on information technology to account for tenant transactions, manage the privacy of tenant data, communicate internally and externally, and analyze our financial and operating results. We are dependent on continuous access to the Internet to use our cloud-based applications. Damage or failure to our information technology systems could adversely affect our results of operations as we may incur significant costs or data loss. We continually assess new and enhanced information technology solutions to manage risk of system failure or interruption.

Expanding social media platforms present new challenges.

Social media outlets continue to grow and expand, which presents us with new risks. Adverse content about the Company and our Properties on social media platforms could result in damage to our reputation or brand. Improper posts by employees or others could result in disclosure of confidential or proprietary information regarding our operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

SUN COMMUNITIES, INC.

ITEM 2. PROPERTIES

As of December 31, 2017, the Properties were located throughout the US and in Ontario, Canada and consisted of 230 MH communities, 89 RV communities, and 31 properties containing both MH and RV sites. As of December 31, 2017, the Properties contained an aggregate of 121,892 developed sites comprised of 83,294 developed manufactured home sites, 22,742 annual RV sites (inclusive of both annual and seasonal usage rights), and 15,856 transient RV sites. There are approximately 9,600 additional MH and RV sites suitable for development. Most of the Properties include amenities oriented toward family and retirement living. Of the 350 Properties, 174 have more than 300 developed sites, with the largest having 2,340 developed MH and RV sites. See “Real Estate and Accumulated Depreciation, Schedule III”, included in our Consolidated Financial Statements, for detail on Properties that are encumbered.

As of December 31, 2017, the Properties had an occupancy rate of 95.8 percent excluding transient RV sites. Since January 1, 2017, the Properties have averaged an aggregate annual turnover of homes (where the home is moved out of the community) of approximately 1.9 percent and an average annual turnover of residents (where the resident-owned home is sold and remains within the community, typically without interruption of rental income) of approximately 6.6 percent. The average renewal rate for residents in our Rental Program was 64.8 percent for the year ended December 31, 2017.

We believe that our Properties’ high amenity levels contribute to low turnover and generally high occupancy rates. All of the Properties provide residents with attractive amenities with most offering a clubhouse, a swimming pool, and laundry facilities. Many of the Properties offer additional amenities such as sauna/whirlpool spas, tennis courts, shuffleboard, basketball courts, and/or exercise rooms. Many RV communities offer incremental amenities including golf, pro shops, restaurants, zip lines, waterparks, watersports, and thematic experiences.

We have concentrated our communities within certain geographic areas in order to achieve economies of scale in management and operation. The Properties are principally concentrated in the Midwestern, Southern, Northeastern, Southeastern U.S. and Ontario, Canada. We believe that geographic diversification helps to insulate the portfolio from regional economic influences.

The following tables set forth certain information relating to the Properties as of December 31, 2017. The occupancy percentage includes MH sites and annual RV sites, and excludes transient RV sites.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/17	Transient RV Sites as of 12/31/17	Occupancy as of 12/31/17		Occupancy as of 12/31/16
UNITED STATES
Midwest
Michigan
Academy/West Pointe	MH	Canton	MI	441	—	97.5%		98.9%
Allendale Meadows Mobile Village	MH	Allendale	MI	352	—	96.9%		98.0%
Alpine Meadows Mobile Village	MH	Grand Rapids	MI	403	—	97.5%		96.8%
Apple Carr Village	MH	Muskegon	MI	595	—	84.4%	(1)	94.0%
Arbor Woods	MH	Superior Township	MI	458	—	75.3%		N/A
Brentwood Mobile Village	MH	Kentwood	MI	195	—	97.4%		100.0%
Brookside Village	MH	Kentwood	MI	196	—	99.0%		100.0%
Byron Center Mobile Village	MH	Byron Center	MI	143	—	100.0%		100.0%
Camelot Villa	MH	Macomb	MI	712	—	99.3%		99.3%
Cider Mill Crossings	MH	Fenton	MI	434	—	74.0%	(1)	91.1%	(1)
Cider Mill Village	MH	Middleville	MI	258	—	98.1%		96.9%
Continental North	MH	Davison	MI	474	—	73.4%		65.6%
Country Acres Mobile Village	MH	Cadillac	MI	182	—	98.4%		95.6%
Country Hills Village	MH	Hudsonville	MI	239	—	100.0%		99.2%
Country Meadows Mobile Village	MH	Flat Rock	MI	577	—	95.5%		95.7%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/17	Transient RV Sites as of 12/31/17	Occupancy as of 12/31/17		Occupancy as of 12/31/16
Country Meadows Village	MH	Caledonia	MI	395	—	91.4%	(1)	99.7%
Creekwood Meadows	MH	Burton	MI	336	—	98.5%		95.8%
Cutler Estates Mobile Village	MH	Grand Rapids	MI	259	—	98.5%		98.8%
Dutton Mill Village	MH	Caledonia	MI	307	—	97.4%		99.0%
East Village Estates	MH	Washington Township	MI	708	—	99.4%		98.3%
Egelcraft	MH	Muskegon	MI	458	—	97.6%		97.2%
Fisherman’s Cove	MH	Flint	MI	162	—	91.4%		93.8%
Frenchtown Villa/Elizabeth Woods	MH	Newport	MI	1,123	—	84.7%	(1)	84.9%
Grand Mobile Estates	MH	Grand Rapids	MI	219	—	96.8%		96.8%
Hamlin	MH	Webberville	MI	230	—	95.7%	(1)	89.1%	(1)
Hickory Hills Village	MH	Battle Creek	MI	283	—	98.6%		98.6%
Hidden Ridge RV Resort (2)	RV	Hopkins	MI	167	168	100.0%		100.0%
Holiday West Village	MH	Holland	MI	341	—	99.7%		99.7%
Holly Village / Hawaiian Gardens	MH	Holly	MI	425	—	94.6%		93.6%
Hunters Crossing	MH	Capac	MI	114	—	99.1%		97.4%
Hunters Glen	MH	Wayland	MI	396	—	76.5%	(1)	96.1%
Kensington Meadows	MH	Lansing	MI	290	—	96.6%		91.0%
Kimberly Estates	MH	Newport	MI	387	—	94.8%		80.4%
Kings Court Mobile Village	MH	Traverse City	MI	802	—	78.8%	(1)	98.9%
Knollwood Estates	MH	Allendale	MI	161	—	92.6%		99.4%
Lafayette Place	MH	Warren	MI	254	—	94.9%		88.2%
Lakeview	MH	Ypsilanti	MI	392	—	98.2%		98.7%
Leisure Village	MH	Belmont	MI	238	—	100.0%		99.6%
Lincoln Estates	MH	Holland	MI	191	—	99.5%		99.5%
Meadow Lake Estates	MH	White Lake	MI	425	—	97.9%		94.6%
Meadowbrook Estates	MH	Monroe	MI	453	—	96.3%		94.9%
Meadowlands of Gibraltar	MH	Rockwood	MI	320	—	96.9%		95.9%
Northville Crossings	MH	Northville	MI	756	—	99.5%		99.2%
Oak Island Village	MH	East Lansing	MI	250	—	97.6%		97.6%
Petoskey RV Resort (2)	RV	Petoskey	MI	—	78	N/A		N/A
Pinebrook Village	MH	Grand Rapids	MI	185	—	98.9%		98.4%
Presidential Estates Mobile Village	MH	Hudsonville	MI	364	—	98.9%		98.4%
Richmond Place	MH	Richmond	MI	117	—	94.9%		88.9%
River Haven Village	MH	Grand Haven	MI	721	—	78.8%		72.3%
Rudgate Clinton	MH	Clinton Township	MI	667	—	97.3%		95.7%
Rudgate Manor	MH	Sterling Heights	MI	931	—	97.3%		98.3%
Scio Farms Estates	MH	Ann Arbor	MI	913	—	98.4%		97.9%
Sheffield Estates	MH	Auburn Hills	MI	228	—	99.6%		96.9%
Silver Springs	MH	Clinton Township	MI	547	—	99.5%		98.2%
Southwood Village	MH	Grand Rapids	MI	394	—	98.7%		98.7%
St. Clair Place	MH	St. Clair	MI	100	—	96.0%		93.0%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/17	Transient RV Sites as of 12/31/17	Occupancy as of 12/31/17		Occupancy as of 12/31/16
Sunset Ridge	MH	Portland	MI	249	—	92.0%	(1)	76.7%	(1)
Sycamore Village	MH	Mason	MI	396	—	98.5%		99.2%
Tamarac Village	MH	Ludington	MI	301	—	98.7%		99.3%
Tamarac Village RV Resort (2)	RV	Ludington	MI	104	10	100.0%		100.0%
Timberline Estates	MH	Coopersville	MI	296	—	98.7%		99.3%
Town & Country Mobile Village	MH	Traverse City	MI	192	—	99.5%		97.4%
Warren Dunes Village	MH	Bridgman	MI	314	—	72.3%	(1)	98.4%
Waverly Shores Village	MH	Holland	MI	415	—	78.8%	(1)	100.0%
West Village Estates	MH	Romulus	MI	628	—	99.4%		98.1%
White Lake Mobile Home Village	MH	White Lake	MI	315	—	96.8%		98.1%
Windham Hills Estates	MH	Jackson	MI	469	—	85.5%	(1)	91.2%	(1)
Windsor Woods Village	MH	Wayland	MI	314	—	98.4%		96.5%
Woodhaven Place	MH	Woodhaven	MI	220	—	96.4%		97.7%
Michigan Total				25,881	256	93.3%		94.8%

Indiana
Brookside Mobile Home Village	MH	Goshen	IN	570	—	89.1%		83.0%
Carrington Pointe	MH	Ft. Wayne	IN	320	—	98.4%		98.1%
Clear Water Mobile Village	MH	South Bend	IN	227	—	96.5%		94.7%
Cobus Green Mobile Home Park	MH	Osceola	IN	386	—	96.4%		96.4%
Deerfield Run	MH	Anderson	IN	175	—	91.4%		90.3%
Four Seasons	MH	Elkhart	IN	218	—	95.4%		95.0%
Lake Rudolph Campground & RV Resort(2)	RV	Santa Claus	IN	—	520	N/A		N/A
Liberty Farms	MH	Valparaiso	IN	220	—	96.8%		99.1%
Pebble Creek	MH	Greenwood	IN	257	—	95.3%		96.9%
Pine Hills	MH	Middlebury	IN	129	—	98.5%		96.1%
Roxbury Park	MH	Goshen	IN	398	—	97.7%		99.0%
Indiana Total				2,900	520	95.0%		93.9%

Ohio
Apple Creek	MH	Amelia	OH	176	—	97.7%		97.7%
East Fork	MH	Batavia	OH	350	—	98.9%	(1)	88.9%	(1)
Indian Creek RV & Camping Resort (2)	RV	Geneva on the Lake	OH	414	145	100.0%		100.0%
Oakwood Village	MH	Miamisburg	OH	511	—	98.8%		99.2%
Orchard Lake	MH	Milford	OH	147	—	98.0%		95.2%
Westbrook Senior Village	MH	Toledo	OH	112	—	99.1%		98.2%
Westbrook Village	MH	Toledo	OH	344	—	94.2%		96.2%
Willowbrook Place	MH	Toledo	OH	266	—	94.0%		96.2%
Woodside Terrace	MH	Holland	OH	439	—	93.4%		90.7%
Ohio Total				2,759	145	97.0%		95.6%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/17	Transient RV Sites as of 12/31/17	Occupancy as of 12/31/17		Occupancy as of 12/31/16
SOUTH
Texas
Austin Lone Star RV Resort (2)	RV	Austin	TX	13	141	100.0%		100.0%
Blazing Star (2)	RV	San Antonio	TX	119	143	100.0%		100.0%
Boulder Ridge	MH	Pflugerville	TX	629	—	95.4%	(1)	97.0%
Branch Creek Estates	MH	Austin	TX	392	—	100.0%		99.5%
Chisholm Point Estates	MH	Pflugerville	TX	417	—	98.8%		100.0%
Comal Farms	MH	New Braunfels	TX	367	—	97.0%	(1)	99.7%
Hill Country Cottage and RV Resort (2)	RV	New Braunfels	TX	15	349	100.0%		N/A
La Hacienda RV Resort (2)	RV	Austin	TX	—	244	N/A		N/A
Oak Crest	MH	Austin	TX	433	—	96.8%		97.7%
Pecan Branch	MH	Georgetown	TX	229	—	37.6%	(1)	91.3%
Pine Trace	MH	Houston	TX	680	—	98.4%	(1)	94.4%	(1)
River Ranch	MH	Austin	TX	848	—	97.3%	(1)	96.2%	(1)
River Ridge	MH	Austin	TX	515	—	98.5%		98.8%
Saddlebrook	MH	San Marcos	TX	562	—	83.8%	(1)	68.5%	(1)
Sandy Lake	MH	Carrolton	TX	54	—	100.0%		100.0%
Sandy Lake RV Resort (2)	RV	Carrolton	TX	12	208	100.0%		N/A
Stonebridge	MH	San Antonio	TX	335	—	97.9%		96.1%
Summit Ridge	MH	Converse	TX	446	—	97.1%		98.2%
Sunset Ridge	MH	Kyle	TX	171	—	98.8%		99.4%
Traveler’s World	MH	San Antonio	TX	7	—	100.0%		100.0%
Traveler’s World RV Resort (2)	RV	San Antonio	TX	27	129	100.0%		100.0%
Treetops RV Resort (2)	RV	Arlington	TX	14	159	100.0%		100.0%
Woodlake Trails	MH	San Antonio	TX	316	—	70.9%	(1)	93.8%
Texas Total				6,601	1,373	93.2%		94.8%

SOUTHEAST
Florida
Arbor Terrace RV Park (2)	RV	Bradenton	FL	187	174	100.0%		100.0%
Ariana Village	MH	Lakeland	FL	207	—	96.1%		96.6%
Bahia Vista Estates	MH	Sarasota	FL	251	—	98.8%		100.0%
Baker Acres RV Resort (2)	RV	Zephyrhills	FL	281	71	100.0%		100.0%
Big Tree RV Resort (2)	RV	Arcadia	FL	337	74	100.0%		100.0%
Blue Heron Pines	MH	Punta Gorda	FL	408	—	96.1%	(1)	98.2%
Blue Jay	MH	Dade City	FL	206	—	99.5%		98.5%
Blue Jay RV Resort (2)	RV	Dade City	FL	36	19	100.0%		100.0%
Blueberry Hill (2)	RV	Bushnell	FL	266	139	100.0%		100.0%
Brentwood Estates	MH	Hudson	FL	191	—	96.9%		92.6%
Buttonwood Bay	MH	Sebring	FL	407	—	99.8%		99.8%
Buttonwood Bay RV Resort (2)	RV	Sebring	FL	365	167	100.0%		100.0%
Candlelight Manor	MH	South Daytona	FL	128	—	90.6%		90.6%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/17	Transient RV Sites as of 12/31/17	Occupancy as of 12/31/17		Occupancy as of 12/31/16
Carriage Cove	MH	Sanford	FL	467	—	98.5%	(1)	99.4%
Central Park	MH	Haines City	FL	110	—	90.9%		90.9%
Central Park RV Resort (2)	RV	Haines City	FL	196	171	100.0%		100.0%
Citrus Hill RV Resort (2)	RV	Dade City	FL	142	40	100.0%		100.0%
Club Naples (2)	RV	Naples	FL	207	97	100.0%		100.0%
Club Wildwood	MH	Hudson	FL	478	—	98.7%		99.0%
Colony in the Wood	MH	Port Orange	FL	383	—	95.0%		N/A
Country Squire	MH	Paisley	FL	97	—	90.7%		78.1%
Country Squire RV Resort (2)	RV	Paisley	FL	14	11	100.0%		100.0%
Cypress Greens	MH	Lake Alfred	FL	259	—	95.4%		95.8%
Daytona Beach RV Resort (2)	RV	Port Orange	FL	105	127	100.0%		100.0%
Deerwood	MH	Orlando	FL	569	—	98.1%		94.6%
Dunedin RV Resort (2)	RV	Dunedin	FL	171	68	100.0%		100.0%
Ellenton Gardens RV Resort (2)	RV	Ellenton	FL	145	49	100.0%		100.0%
Emerald Coast	MH	Panama City Beach	FL	42	—	100.0%		N/A
Emerald Coast RV Resort (2)	RV	Panama City Beach	FL	158	—	100.0%		N/A
Fairfield Village	MH	Ocala	FL	293	—	97.6%		97.6%
Forest View	MH	Homosassa	FL	300	—	96.7%		94.3%
Glen Haven	MH	Zephyrhills	FL	52	—	100.0%		100.0%
Glen Haven RV Resort (2)	RV	Zephyrhills	FL	155	63	100.0%		100.0%
Gold Coaster	MH	Homestead	FL	502	—	98.2%		100.0%
Gold Coaster RV Resort (2)	RV	Homestead	FL	4	39	100.0%		100.0%
Grand Bay	MH	Dunedin	FL	135	—	96.3%		94.2%
Grand Lakes (2)	RV	Citra	FL	285	119	100.0%		100.0%
Grove Ridge RV Resort (2)	RV	Dade City	FL	152	93	100.0%		100.0%
Groves RV Resort (2)	RV	Ft. Myers	FL	213	56	100.0%		100.0%
Gulfstream Harbor	MH	Orlando	FL	974	—	95.3%		91.9%
The Hamptons	MH	Auburndale	FL	829	—	98.8%		99.2%
Hidden River RV Resort (2)	RV	Riverview	FL	210	103	100.0%		100.0%
The Hideaway	MH	Key West	FL	13	—	84.6%		100.0%
The Hills	MH	Apopka	FL	100	—	95.0%		94.0%
Holly Forest Estates	MH	Holly Hill	FL	402	—	99.8%		99.5%
Homosassa River RV Resort (2)	RV	Homosassa Springs	FL	92	131	100.0%		100.0%
Horseshoe Cove RV Resort (2)	RV	Bradenton	FL	333	143	100.0%		100.0%
Indian Creek Park	MH	Ft. Myers Beach	FL	353	—	99.7%		100.0%
Indian Creek RV Park (2)	RV	Ft. Myers Beach	FL	976	101	100.0%		100.0%
Island Lakes	MH	Merritt Island	FL	301	—	100.0%		100.0%
Kings Lake	MH	DeBary	FL	245	—	100.0%		100.0%
Kings Manor	MH	Lakeland	FL	239	—	82.9%		74.9%
King’s Pointe	MH	Lake Alfred	FL	226	—	100.0%		98.2%
Kissimmee Gardens	MH	Kissimmee	FL	239	—	99.2%		95.4%
Kissimmee South	MH	Davenport	FL	142	—	90.9%		90.9%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/17	Transient RV Sites as of 12/31/17	Occupancy as of 12/31/17		Occupancy as of 12/31/16
Kissimmee South RV Resort (2)	RV	Davenport	FL	79	121	100.0%		100.0%
La Costa Village	MH	Port Orange	FL	658	—	99.7%		99.5%
Lake Josephine (2)	RV	Sebring	FL	110	68	100.0%		100.0%
Lake Juliana Landings	MH	Auburndale	FL	274	—	97.5%		97.4%
Lake Pointe Village	MH	Mulberry	FL	362	—	99.2%		99.2%
Lake San Marino RV Park (2)	RV	Naples	FL	227	180	100.0%		100.0%
Lakeland RV Resort (2)	RV	Lakeland	FL	173	58	100.0%		100.0%
Lakeshore Landings	MH	Orlando	FL	306	—	100.0%		98.4%
Lakeshore Villas	MH	Tampa	FL	280	—	97.5%		97.1%
Lamplighter	MH	Port Orange	FL	260	—	97.3%		96.9%
Majestic Oaks RV Resort (2)	RV	Zephyrhills	FL	199	54	100.0%		100.0%
Marco Naples RV Resort (2)	RV	Naples	FL	214	78	100.0%		100.0%
Meadowbrook Village	MH	Tampa	FL	257	—	99.2%		99.6%
Mill Creek	MH	Kissimmee	FL	31	—	100.0%		100.0%
Mill Creek RV Resort (2)	RV	Kissimmee	FL	88	69	100.0%		100.0%
Naples RV Resort (2)	RV	Naples	FL	100	67	100.0%		100.0%
New Ranch	MH	Clearwater	FL	94	—	97.9%		97.9%
North Lake (2)	RV	Moore Haven	FL	202	70	100.0%		100.0%
Oakview Estates	MH	Arcadia	FL	119	—	99.2%		95.8%
Ocean Breeze	MH	Marathon	FL	—	—	—%	(5)	82.6%
Ocean Breeze Jensen Beach	MH	Jensen Beach	FL	195	—	63.1%	(1)	76.2%
Ocean Breeze Jensen Beach RV Resort (2)	RV	Jensen Beach	FL	21	87	100.0%		100.0%
Orange City	MH	Orange City	FL	4	—	100.0%		100.0%
Orange City RV Resort (2)	RV	Orange City	FL	295	226	100.0%		100.0%
Orange Tree Village	MH	Orange City	FL	246	—	100.0%		100.0%
Paddock Park South	MH	Ocala	FL	188	—	76.1%		72.9%
Palm Key Village	MH	Davenport	FL	204	—	100.0%		99.0%
Palm Village	MH	Bradenton	FL	146	—	98.0%		98.6%
Park Place	MH	Sebastian	FL	474	—	93.3%		89.0%
Park Royale	MH	Pinellas Park	FL	309	—	99.7%		97.7%
Pecan Park RV Resort (2)	RV	Jacksonville	FL	—	183	N/A		N/A
Pelican Bay	MH	Micco	FL	216	—	92.6%		88.9%
Pelican RV Resort & Marina (2)	RV	Marathon	FL	76	10	100.0%		100.0%
Plantation Landings	MH	Haines City	FL	394	—	99.2%		99.5%
Pleasant Lake RV Resort (2)	RV	Bradenton	FL	250	91	100.0%		100.0%
Rainbow	MH	Frostproof	FL	37	—	100.0%		100.0%
Rainbow RV Resort (2)	RV	Frostproof	FL	379	83	100.0%		100.0%
Rainbow Village of Largo (2)	RV	Largo	FL	238	71	100.0%		100.0%
Rainbow Village of Zephyrhills (2)	RV	Zephyrhills	FL	333	49	100.0%		100.0%
Red Oaks	MH	Bushnell	FL	103	—	92.2%		92.2%
Red Oaks RV Resort (2)	RV	Bushnell	FL	459	458	100.0%		100.0%
Regency Heights	MH	Clearwater	FL	391	—	95.4%		93.8%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/17	Transient RV Sites as of 12/31/17	Occupancy as of 12/31/17		Occupancy as of 12/31/16
The Ridge	MH	Davenport	FL	481	—	98.3%		94.2%
Riptide RV Resort & Marina (2)	RV	Key Largo	FL	11	29	100.0%		100.0%
Riverside Club	MH	Ruskin	FL	728	—	78.7%		76.4%
Rock Crusher Canyon RV Park (2)	RV	Crystal River	FL	127	267	100.0%		100.0%
Royal Country	MH	Miami	FL	864	—	99.9%		99.9%
Royal Palm Village	MH	Haines City	FL	395	—	82.3%		77.7%
Saddle Oak Club	MH	Ocala	FL	376	—	99.5%		99.7%
San Pedro	MH	Islamorada	FL	—	—	—%	(5)	94.4%
San Pedro RV Resort & Marina (2)	RV	Islamorada	FL	—	—	—%	(5)	100.0%
Saralake Estates	MH	Sarasota	FL	202	—	100.0%		100.0%
Savanna Club	MH	Port St. Lucie	FL	1,069	—	97.6%	(1)	97.2%
Sea Breeze Resort	MH	Islamorada	FL	—	—	—%	(5)	93.5%
Sea Breeze RV Resort (2)	RV	Islamorada	FL	—	—	—%	(5)	100.0%
Serendipity	MH	North Fort Myers	FL	338	—	98.5%		99.1%
Settler’s Rest RV Resort (2)	RV	Zephyrhills	FL	302	76	100.0%		100.0%
Shadow Wood Village	MH	Hudson	FL	157	—	99.4%		98.7%
Shady Road Villas	MH	Ocala	FL	130	—	62.3%		58.5%
Shell Creek	MH	Punta Gorda	FL	54	—	100.0%		100.0%
Shell Creek RV Resort & Marina (2)	RV	Punta Gorda	FL	142	42	100.0%		100.0%
Siesta Bay RV Park (2)	RV	Ft. Myers	FL	730	67	100.0%		100.0%
Southern Charm RV Resort (2)	RV	Zephyrhills	FL	399	98	100.0%		100.0%
Southern Pines	MH	Bradenton	FL	107	—	95.3%		91.6%
Southport Springs	MH	Zephyrhills	FL	547	—	98.4%	(1)	98.5%
Spanish Main	MH	Thonotasassa	FL	56	—	91.1%		92.9%
Spanish Main RV Resort (2)	RV	Thonotasassa	FL	178	98	100.0%		100.0%
Stonebrook	MH	Homosassa	FL	215	—	90.7%		89.3%
Sun-N-Fun RV Resort (2)	RV	Sarasota	FL	904	615	100.0%		100.0%
Suncoast Gateway	MH	Port Richey	FL	173	—	98.3%		83.8%
Sundance	MH	Zephyrhills	FL	332	—	100.0%		100.0%
Sunlake Estates	MH	Grand Island	FL	407	—	93.4%		93.1%
Sunset Harbor at Cow Key Marina	MH	Key West	FL	77	—	97.4%		98.7%
Sweetwater RV Resort (2)	RV	Zephyrhills	FL	212	79	100.0%		100.0%
Tallowwood Isle	MH	Coconut Creek	FL	273	—	95.6%		96.3%
Tampa East	MH	Dover	FL	31	—	100.0%		100.0%
Tampa East RV Resort (2)	RV	Dover	FL	232	437	100.0%		100.0%
Three Lakes (2)	RV	Hudson	FL	214	93	100.0%		100.0%
The Valley	MH	Apopka	FL	148	—	99.3%		96.6%
Vista del Lago	MH	Bradenton	FL	136	—	95.6%		94.9%
Vista del Lago RV Resort (2)	RV	Bradenton	FL	25	14	100.0%		100.0%
Vizcaya Lakes	MH	Port Charlotte	FL	113	—	79.7%		78.8%
Walden Woods I	MH	Homosassa	FL	213	—	100.0%		100.0%
Walden Woods II	MH	Homosassa	FL	213	—	98.6%		98.1%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/17	Transient RV Sites as of 12/31/17	Occupancy as of 12/31/17		Occupancy as of 12/31/16
Water Oak Country Club Estates	MH	Lady Lake	FL	1,219	—	95.3%	(1)	94.5%	(1)
Waters Edge RV Resort (2)	RV	Zephyrhills	FL	136	81	100.0%		100.0%
Westside Ridge	MH	Auburndale	FL	219	—	99.1%		98.6%
Windmill Village	MH	Davenport	FL	509	—	99.2%		98.0%
Woodlands at Church Lake	MH	Groveland	FL	291	—	70.5%		67.4%
Florida Total				37,254	6,074	97.1%		96.4%

SOUTHWEST
California
49’er Village RV Resort (2)	RV	Plymouth	CA	31	294	100.0%		N/A
Alta Laguna	MH	Rancho Cucamonga	CA	295	—	100.0%		99.7%
Caliente Sands	MH	Cathedral City	CA	118	—	97.5%		N/A
The Colony	MH	Oxnard	CA	150	—	100.0%		100.0%
Friendly Village of La Habra	MH	La Habra	CA	329	—	100.0%		99.4%
Friendly Village of Modesto	MH	Modesto	CA	289	—	94.5%		90.7%
Friendly Village of Simi	MH	Simi Valley	CA	222	—	100.0%		100.0%
Friendly Village of West Covina	MH	West Covina	CA	157	—	99.4%		100.0%
Heritage	MH	Temecula	CA	196	—	100.0%		99.5%
Indian Wells RV Resort (2)	RV	Indio	CA	138	178	100.0%		100.0%
Lakefront	MH	Lakeside	CA	295	—	100.0%		100.0%
Lazy J Ranch	MH	Arcata	CA	219	—	100.0%		N/A
Lemon Wood	MH	Ventura	CA	231	—	100.0%		100.0%
Napa Valley	MH	Napa	CA	257	—	100.0%		100.0%
Oak Creek	MH	Coarsegold	CA	198	—	95.0%		96.0%
Ocean West	MH	McKinleyville	CA	128	—	100.0%		N/A
Palos Verdes Shores MH & Golf Community	MH	San Pedro	CA	242	—	100.0%		99.6%
Pembroke Downs	MH	Chino	CA	163	—	100.0%		100.0%
Pismo Dunes RV Resort (2)	RV	Pismo Beach	CA	331	—	100.0%		N/A
Rancho Alipaz	MH	San Juan Capistrano	CA	132	—	100.0%		100.0%
Rancho Cabellero	MH	Riverside	CA	303	—	99.7%		99.7%
Royal Palms	MH	Cathedral City	CA	439	—	96.8%		96.8%
Royal Palms RV Resort (2)	RV	Cathedral City	CA	37	1	100.0%		100.0%
Vallecito	MH	Newbury Park	CA	303	—	100.0%		99.7%
Victor Villa	MH	Victorville	CA	287	—	97.2%		95.5%
Vines RV Resort (2)	RV	Paso Robles	CA	—	130	N/A		N/A
Vista del Lago	MH	Scotts Valley	CA	202	—	100.0%		100.0%
Wine Country RV Resort (2)	RV	Paso Robles	CA	—	203	N/A		N/A
California Total				5,692	806	99.1%		98.6%

Arizona
Blue Star/Lost Dutchman	MH	Apache Junction	AZ	169	—	93.5%		94.1%
Blue Star/Lost Dutchman RV Resort (2)	RV	Apache Junction	AZ	75	131	100.0%		100.0%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/17	Transient RV Sites as of 12/31/17	Occupancy as of 12/31/17		Occupancy as of 12/31/16
Brentwood West	MH	Mesa	AZ	350	—	99.1%		97.7%
Desert Harbor	MH	Apache Junction	AZ	205	—	99.0%		100.0%
Fiesta Village	MH	Mesa	AZ	154	—	79.9%		81.2%
Fiesta Village RV Resort (2)	RV	Mesa	AZ	3	7	100.0%		100.0%
La Casa Blanca	MH	Apache Junction	AZ	198	—	100.0%		100.0%
Mountain View	MH	Mesa	AZ	170	—	99.4%		100.0%
Palm Creek Golf	MH	Casa Grande	AZ	493	—	52.1%	(1)	70.0%	(1)
Palm Creek Golf & RV Resort (2)	RV	Casa Grande	AZ	889	958	100.0%		100.0%
Rancho Mirage	MH	Apache Junction	AZ	312	—	100.0%		100.0%
Reserve at Fox Creek	MH	Bullhead City	AZ	311	—	95.2%		93.2%
Sun Valley	MH	Apache Junction	AZ	268	—	91.8%		91.0%
Verde Plaza	MH	Tucson	AZ	189	—	90.0%		81.5%
Arizona Total				3,786	1,096	91.0%		93.6%

Colorado
Cave Creek	MH	Evans	CO	447	—	99.1%		99.1%
Eagle Crest	MH	Firestone	CO	441	—	100.0%		100.0%
The Grove at Alta Ridge	MH	Thornton	CO	409	—	99.8%		99.8%
Jellystone Park(TM) at Larkspur (2)	RV	Larkspur	CO	—	146	N/A		N/A
North Point Estates	MH	Pueblo	CO	108	—	99.1%		97.2%
Skyline	MH	Fort Collins	CO	170	—	99.4%		100.0%
Swan Meadow Village	MH	Dillon	CO	175	—	100.0%		100.0%
Timber Ridge	MH	Fort Collins	CO	585	—	99.5%		99.7%
Colorado Total				2,335	146	99.6%		99.6%

OTHER
Seaport RV Resort (2)	RV	Old Mystic	CT	42	107	100.0%		100.0%
High Pointe	MH	Frederica	DE	409	—	96.6%		97.1%
Sea Air Village	MH	Rehoboth Beach	DE	373	—	98.4%		98.4%
Sea Air Village RV Resort (2)	RV	Rehoboth Beach	DE	123	11	100.0%		100.0%
Countryside Atlanta	MH	Lawrenceville	GA	260	—	65.0%	(1)	100.0%	(3)
Countryside Gwinnett	MH	Buford	GA	331	—	99.1%		99.7%
Countryside Lake Lanier	MH	Buford	GA	548	—	98.7%		98.7%
Autumn Ridge	MH	Ankeny	IA	413	—	97.1%		98.8%
Candlelight Village	MH	Sauk Village	IL	309	—	97.1%		95.5%
Maple Brook	MH	Matteson	IL	441	—	99.6%		99.3%
Oak Ridge	MH	Manteno	IL	426	—	93.0%		90.1%
Sunset Lakes RV Resort (2)	RV	Hillsdale	IL	229	269	100.0%		N/A
Wildwood Community	MH	Sandwich	IL	476	—	99.4%		99.8%
Campers Haven RV Resort (2)	RV	Dennisport	MA	234	40	100.0%		100.0%
Peter’s Pond RV Resort (2)	RV	Sandwich	MA	325	81	100.0%		100.0%
Castaways RV Resort & Campground (2)	RV	Berlin	MD	4	389	100.0%		100.0%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/17	Transient RV Sites as of 12/31/17	Occupancy as of 12/31/17		Occupancy as of 12/31/16
Fort Whaley (2)	RV	Whaleyville	MD	—	179	N/A		N/A
Frontier Town (2)	RV	Ocean City	MD	—	584	N/A		N/A
Maplewood Manor	MH	Brunswick	ME	296	—	99.3%		99.7%
Merrymeeting	MH	Brunswick	ME	43	—	100.0%		97.7%
Saco/Old Orchard Beach KOA (2)	RV	Saco	ME	—	196	N/A		N/A
Town & Country Village	MH	Lisbon	ME	144	—	99.3%		99.3%
Wagon Wheel RV Resort & Campground (2)	RV	Old Orchard Beach	ME	225	61	100.0%		100.0%
Wild Acres RV Resort & Campground (2)	RV	Old Orchard Beach	ME	291	339	100.0%		100.0%
Southern Hills/Northridge Place	MH	Stewartville	MN	475	—	92.8%	(1)	94.1%	(1)
Pin Oak Parc	MH	O’Fallon	MO	502	—	96.6%		93.6%
Southfork	MH	Belton	MO	474	—	65.0%		66.2%
Countryside Village	MH	Great Falls	MT	226	—	98.7%		99.1%
Fort Tatham RV Resort & Campground (2)	RV	Sylva	NC	52	39	100.0%		100.0%
Glen Laurel	MH	Concord	NC	260	—	98.5%		99.2%
Meadowbrook	MH	Charlotte	NC	321	—	100.0%		99.7%
Big Timber Lake RV Resort (2)	RV	Cape May	NJ	309	219	100.0%		100.0%
Cape May Crossing	MH	Cape May	NJ	28	—	100.0%		100.0%
Cape May KOA (2)	RV	Cape May	NJ	354	275	100.0%		100.0%
Driftwood Camping Resort (2)	RV	Clermont	NJ	612	95	100.0%		100.0%
Long Beach RV Resort & Campground (2)	RV	Barnegat	NJ	165	49	100.0%		100.0%
Seashore Campsites RV Park and Campground (2)	RV	Cape May	NJ	434	242	100.0%		100.0%
Shady Pines	MH	Galloway Township	NJ	40	—	97.5%		97.5%
Shady Pines RV Resort (2)	RV	Galloway Township	NJ	58	37	100.0%		100.0%
Sun Villa Estates	MH	Reno	NV	324	—	99.7%		100.0%
Adirondack Gateway RV Resort & Campground (2)	RV	Gansevoort	NY	251	78	100.0%		N/A
Jellystone Park(TM) at Birchwood Acres	MH	Greenfield Park	NY	1	—	100.0%		100.0%
Jellystone Park(TM) at Birchwood Acres (2)	RV	Greenfield Park	NY	91	183	100.0%		100.0%
Jellystone Park(TM) of Western New York(2)	RV	North Java	NY	6	353	100.0%		100.0%
Parkside Village	MH	Cheektowaga	NY	156	—	100.0%		100.0%
Sky Harbor	MH	Cheektowaga	NY	522	—	94.8%		92.7%
The Villas at Calla Pointe	MH	Cheektowaga	NY	116	—	100.0%		100.0%
Forest Meadows	MH	Philomath	OR	75	—	100.0%		100.0%
Woodland Park Estates	MH	Eugene	OR	398	—	100.0%		100.0%
Countryside Estates	MH	Mckean	PA	304	—	98.7%		99.0%
Lake In Wood (2)	RV	Narvon	PA	279	141	100.0%		100.0%
Pheasant Ridge	MH	Lancaster	PA	553	—	99.8%		99.5%
Lakeside Crossing	MH	Conway	SC	588	—	76.0%	(1)	96.2%
Bell Crossing	MH	Clarksville	TN	237	—	99.2%		98.3%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/17	Transient RV Sites as of 12/31/17	Occupancy as of 12/31/17		Occupancy as of 12/31/16
Gwynn’s Island RV Resort & Campground (2)	RV	Gwynn	VA	98	31	100.0%		100.0%
New Point RV Resort (2)	RV	New Point	VA	228	96	100.0%		100.0%
Sunset Beach RV Resort (4)	RV	Cape Charles	VA	—	—	N/A		N/A
Pine Ridge	MH	Prince George	VA	265	—	90.9%	(1)	95.9%
Thunderhill Estates	MH	Sturgeon Bay	WI	226	—	99.1%		98.7%
Westward Ho RV Resort & Campground (2)	RV	Glenbeulah	WI	224	98	100.0%		100.0%
Other Total				15,194	4,192	96.0%		97.3%

US TOTAL / AVERAGE				102,402	14,608	95.6%		96.0%
CANADA
Arran Lake RV Resort & Campground (2)	RV	Allenford	ON	139	50	100.0%		100.0%
Craigleith RV Resort & Campground (2)	RV	Clarksburg	ON	62	49	100.0%		100.0%
Deer Lake RV Resort & Campground (2)	RV	Huntsville	ON	156	83	100.0%		100.0%
Grand Oaks RV Resort & Campground (2)	RV	Cayuga	ON	227	38	100.0%		100.0%
Gulliver’s Lake RV Resort & Campground (2)	RV	Millgrove	ON	198	1	100.0%		100.0%
Hidden Valley RV Resort & Campground (2)	RV	Normandale	ON	195	50	100.0%		100.0%
Lafontaine RV Resort & Campground (2)	RV	Penetanguishene	ON	181	82	100.0%		100.0%
Lake Avenue RV Resort & Campground(2)	RV	Cherry Valley	ON	115	12	100.0%		100.0%
Pickerel Park RV Resort & Campground(2)	RV	Napanee	ON	132	77	100.0%		100.0%
Sherkston Shores Beach Resort & Campground (2)	RV	Sherkston	ON	1,364	350	100.0%		100.0%
Silver Birches RV Resort & Campground (2)	RV	Lambton Shores	ON	125	37	100.0%		100.0%
Trailside RV Resort & Campground (2)	RV	Seguin	ON	179	58	100.0%		100.0%
Willow Lake RV Resort & Campground(2)	RV	Scotland	ON	310	61	100.0%		100.0%
Willowood RV Resort & Campground (2)	RV	Amherstburg	ON	100	227	100.0%		100.0%
Woodland Lake RV Resort & Campground (2)	RV	Bornholm	ON	151	73	100.0%		100.0%
CANADA TOTAL / AVERAGE				3,634	1,248	100.0%		100.0%

COMPANY TOTAL / AVERAGE				106,036	15,856	95.8%		96.2%

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
(3) At December 31, 2016, the number of developed sites and occupancy percentage at this property included sites that had been covered under our comprehensive insurance coverage (subject to deductibles and certain limitations) for both property damage and business interruption from a flood that caused substantial damage to this property.
(4) We have an ownership interest in Sunset Beach, but do not maintain and operate the property.
(5) Occupancy in these Properties for 12/31/2017 reflects redevelopment following asset impairments resulting from Hurricane Irma in September 2017.

SUN COMMUNITIES, INC.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

None.

SUN COMMUNITIES, INC.

EXECUTIVE OFFICERS OF THE REGISTRANT

The persons listed below are our executive officers.

Name	Age	Title
Gary A. Shiffman	63	Chairman and Chief Executive Officer
John B. McLaren	47	President and Chief Operating Officer
Karen J. Dearing	53	Executive Vice President, Treasurer, Chief Financial Officer and Secretary
Jonathan M. Colman	62	Executive Vice President

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

Karen J. Dearing has served as our Chief Financial Officer and Executive Vice President since 2008. She joined us in 1998 as the Director of Finance where she worked extensively with accounting and finance matters related to our ground-up developments and expansions. Ms. Dearing became our Corporate Controller in 2002 and Senior Vice President in 2006. She is responsible for the overall management of our information technology, accounting, tax and finance departments, and all internal and external financial reporting. Prior to working for us, Ms. Dearing had 7.5 years of experience as the Financial Controller of a privately-owned automotive supplier and 4.5 years of experience as a certified public accountant with Deloitte.

Jonathan M. Colman has served as an Executive Vice President since March 2003. He joined us in 1994 as Vice President-Acquisitions and became a Senior Vice President in 1995. A certified public accountant, Mr. Colman has over thirty-five years of experience in the manufactured housing community industry. Prior to joining Sun, he has been involved in the acquisition, financing and management of over 75 manufactured housing communities for two of the 10 largest manufactured housing community owners, including Uniprop, Inc. during its syndication of over $90.0 million in public limited partnerships in the late 1980s. Mr. Colman is also a Vice President of all of our corporate subsidiaries.

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

Market Information

Our common stock has been listed on the NYSE since December 8, 1993, and traded under the symbol “SUI”. The following table sets forth the high and low sales prices per share for the common stock for the periods indicated as reported by the NYSE and the distributions per share paid by us with respect to each period:

Year Ended December 31, 2017	High	Low	Distributions
1st Quarter	$83.76	$75.76	$0.67
2nd Quarter	$91.37	$79.41	$0.67
3rd Quarter	$91.87	$84.00	$0.67
4th Quarter	$96.08	$85.27	$0.67	(1)

Year Ended December 31, 2016	High	Low	Distributions
1st Quarter	$71.76	$62.58	$0.65
2nd Quarter	$76.69	$66.73	$0.65
3rd Quarter	$85.98	$74.23	$0.65
4th Quarter	$79.32	$69.90	$0.65	(2)

(1) Paid on January 16, 2018, to stockholders of record on December 29, 2017.
(2) Paid on January 20, 2017, to stockholders of record on December 31, 2016.

On February 15, 2018, the closing share price of our common stock was $86.52 per share on the NYSE, and there were 203 holders of record for the 79,739,141 million outstanding shares of common stock. On February 15, 2018, the Operating Partnership had (i) 2,740,342 common OP units issued and outstanding, not held by us, which were convertible into an equal number of shares of our common stock, (ii) 1,283,819 Aspen preferred OP units issued and outstanding which were exchangeable for 471,498 shares of our common stock, (iii) 343,237 Series A-1 preferred OP units issued and outstanding which were exchangeable for 837,163 shares of our common stock, (iv) 40,268 Series A-3 preferred OP units issued and outstanding which were exchangeable for 74,917 shares of our common stock, (v) 421,756 Series A-4 preferred OP units issued and outstanding, not held by us, which were exchangeable for 187,447 shares of our common stock, and (vi) 316,357 Series C preferred OP units issued and outstanding which were exchangeable for 351,156 shares of our common stock.

We have historically paid regular quarterly distributions to holders of our common stock and common OP units. In addition, we are obligated to make distributions to holders of shares of Series A-4 preferred stock, Aspen preferred OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series A-4 preferred OP units, Series B-3 preferred OP units and Series C preferred OP units. See “Structure of the Company” under Part I, Item 1 of this Annual Report on Form 10-K. Our ability to make distributions on our common and preferred stock and OP units, payments on our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. The decision to declare and pay distributions on shares of our common stock and common OP units in the future, as well as the timing, amount, and composition of any such future distributions, will be at the sole discretion of our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions, general overall economic conditions, and other factors.

SUN COMMUNITIES, INC.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table reflects information about the securities authorized for issuance under our equity compensation plans as of December 31, 2017:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	3,000	$33.45	1,371,343
Equity compensation plans not approved by stockholders	—	—	—
Total	3,000	$33.45	1,371,343

Issuer Purchases of Equity Securities

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock. We have 400,000 common shares remaining in the repurchase program. No common shares were repurchased under this program during 2017 or 2016. There is no expiration date specified for the repurchase program.

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

		Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
Series	Conversion Rate	Units / Shares	Common Stock	Units/Shares	Common Stock	Units/Shares	Common Stock
Common OP unit	1	36,055	36,055	104,106	104,106	99,851	99,851
Series A-1 preferred OP unit	2.439	21,919	53,456	20,691	50,458	41,116	100,277
Series A-4 preferred OP unit	0.4444	10,000	4,440	120,906	53,733	114,414	50,848
Series A-4 preferred stock	0.4444	158,036	70,238	385,242	171,218	231,093	102,708
Series C preferred OP unit	1.11	16,806	18,651	7,043	7,815	—	—

In addition to the shares of common stock issued pursuant to OP unit conversions above, we issued 298,900 shares of common stock totaling $26.4 million on July 27, 2017 in connection with an acquisition.

All of the securities described above were issued in private placements in reliance on Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder, based on certain investment representations made by the parties to whom the securities were issued. No underwriters were used in connection with any of such issuances.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of a broad market index composed of all issuers listed on the NYSE and an industry index comprised of thirteen publicly traded residential real estate investment trusts, for the five year period ending on December 31, 2017. This line graph assumes a $100 investment on December 31, 2012, a reinvestment of distributions and actual increase of the market value of our common stock relative to an initial investment of $100. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

SUN COMMUNITIES, INC.

Peer Group

We utilize peer group data for quantitative benchmarking against external market participants. We select our peer group based on a number of quantitative and qualitative factors including, but not limited to, revenues, total assets, market capitalization, industry, sub-industry, location, total shareholder return history, executive compensation components, and peer decisions made by other companies. From time to time, we update our peer group based on analysis of the aforementioned factors and application of judgment. During 2017, we updated our peer group, as shown in the “SUI New Peer Group” caption in the table below.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Sun Communities, Inc.	$100.00	$112.95	$168.48	$198.55	$229.76	$287.03
SNL US REIT Residential	$100.00	$97.19	$133.00	$154.74	$162.46	$176.71
NYSE Market Index	$100.00	$126.28	$134.81	$129.29	$144.73	$171.83
SUI Old Peer Group (1)	$100.00	$92.11	$127.26	$144.68	$151.89	$161.80
SUI New Peer Group (2)	$100.00	$94.60	$130.10	$149.94	$158.12	$165.48

(1) SUI old peer group included: American Campus Communities, Inc., American Capital Agency Corp., Apartment Investment and Management Company, AvalonBay Communities, Inc., Camden Property Trust, Education Realty Trust, Inc., Equity Lifestyles Properties, Inc., Equity Residential, Essex Property Trust, Inc., Mid-America Apartment Communities, Inc., Senior Housing Properties Trust and UDR, Inc.
(2) SUI new peer group includes: American Campus Communities, Inc., Apartment Investment and Management Company, AvalonBay Communities, Inc., Brandywine Realty Trust, Camden Property Trust, CubeSmart, Equity Lifestyles Properties, Inc., Essex Property Trust, Inc., Mid-America Apartment Communities, Inc., Tanger Factory Outlet Centers, Inc., Taubman Centers, Inc., UDR, Inc., and Weingarten Realty Investors.

SUN COMMUNITIES, INC.

The information included under the heading “Performance Graph” is not to be treated as “soliciting material” or as “filed” with the SEC, and is not incorporated by reference into any filing by the Company under the Securities Act or the Exchange Act that is made on, before or after the date of filing of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating information on a historical basis. The historical financial data has been derived from our historical financial statements. The following information should be read in conjunction with the information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and the Notes thereto. In addition to the results presented in accordance with GAAP below, we have provided net operating income (“NOI”) and funds from operations (“FFO”) as supplemental performance measures. Refer to Non-GAAP Financial Measures in Item 7 below for additional information.

	Year Ended December 31,
	2017	2016 (1)	2015 (1)	2014 (1)	2013 (1)
	(In thousands, except for share related data)
OPERATING INFORMATION
Total revenues	$982,570	$833,778	$674,731	$484,259	$422,713
Net income attributable to Sun Communities, Inc. common stockholders	$65,021	$17,369	$137,325	$22,376	$10,610
Earnings per share - basic	$0.85	$0.27	$2.53	$0.54	$0.31
Earnings per share - diluted	$0.85	$0.26	$2.52	$0.54	$0.31

Cash distributions declared per common share	$2.68	$2.60	$2.60	$2.60	$2.52

FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities	$320,119	$225,653	$192,128	$134,549	$117,583
Core FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities	$337,384	$266,131	$210,559	$148,356	$121,511
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per share - fully diluted	$3.95	$3.22	$3.31	$3.06	$3.12
Core FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per share - fully diluted	$4.17	$3.79	$3.63	$3.37	$3.22

BALANCE SHEETS
Total assets	$6,111,957	$5,870,776	$4,181,799	$2,925,546	$1,987,742
Total debt	$3,079,238	$3,110,042	$2,336,297	$1,819,941	$1,485,658
Total liabilities	$3,405,204	$3,441,605	$2,562,421	$1,997,540	$1,611,363

(1) Financial information has been revised to reflect certain reclassifications in prior periods to conform to current period presentation.

SUN COMMUNITIES, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and accompanying footnotes thereto included in this Annual Report on Form 10-K. In addition to the results presented in accordance with GAAP below, we have provided net operating income (“NOI”) and funds from operations (“FFO”) as supplemental performance measures. Refer to Non-GAAP Financial Measures in this Item for additional information.

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. As of December 31, 2017, we owned and operated, or had an interest in, a portfolio of 350 properties located throughout the United States and Ontario, Canada, including 230 MH communities, 89 RV communities, and 31 properties containing both MH and RV sites. We have been in the business of acquiring, operating, developing, and expanding MH and RV communities since 1975. We lease individual sites with utility access for placement of manufactured homes and RVs to our customers. We are also engaged through SHS in the marketing, selling, and leasing of new and pre-owned homes to current and future residents in our communities. The operations of SHS support and enhance our occupancy levels, property performance, and cash flows.

EXECUTIVE SUMMARY

2017 Accomplishments:

•	Total revenues for 2017 increased 17.9 percent to $982.6 million.

•	Core FFO for 2017 was $4.17 per diluted share and OP unit, an increase of 10.0 percent over 2016.

•	Achieved Same Community NOI growth of 6.9 percent.

•	Gained 2,406 revenue producing sites.

•	Reached Same Community occupancy of 97.3 percent, excluding approximately 1,800 recently completed but vacant expansion sites.

•	Sold 3,282 homes, an increase of 3.5 percent over 2016.

•	Brokered homes sales increased by 21.2 percent to 2,006 in 2017 as compared to 1,655 in 2016.

•	Reduced net debt leverage ratio to 6.3 at December 31, 2017 compared to 7.5 at December 31, 2016.

•	Achieved 1-year, 3-year and 5-year total shareholder return of 24.9 percent, 70.4 percent and 187.0 percent, respectively.

•	Delivered over 2,100 expansion sites in 26 communities.

•	Closed an underwritten registered public offering for net proceeds over $400.0 million.

•	Acquired nine communities for total consideration of approximately $145.0 million.

Property Operations:

Occupancy in our Properties as well as our ability to increase rental rates directly affects revenues. Our revenue streams are predominantly derived from customers renting our sites on a long-term basis. Our Same Community properties continue to achieve revenue and occupancy increases which drive continued NOI growth. We continue to sell homes at a high level in our communities and expect this trend to continue.

	Year Ended December 31,
Portfolio Information:	2017	2016	2015
Occupancy % - Total Portfolio - MH and RV blended (1)	95.8%	96.2%	95.0%
Occupancy % - Same Community - MH and RV blended (1)(2)	97.3%	95.4%	94.7%
Core FFO	$4.17	$3.79	$3.63
NOI - Total Portfolio (in thousands)	$479,662	$403,337	$335,567
NOI - Same Community (in thousands)	$382,210	$357,618	$310,890
Homes Sold	3,282	3,172	2,483
Number of Occupied Rental Homes	11,074	10,733	10,685
(1)   Occupancy percent includes annual RV sites, and excludes transient RV sites.
(2)   Occupancy percent excludes recently completed but vacant expansion sites.

SUN COMMUNITIES, INC.

Acquisition Activity:

During the past three years, we have completed acquisitions of over 150 properties with over 46,000 sites located in high growth areas and retirement and vacation destinations such as California, Florida, and Eastern coastal areas such as the Jersey Shore and Cape Cod, Massachusetts. We have also expanded into Ontario, Canada, with the Carefree acquisition in 2016.

During 2017, we acquired nine communities, as detailed in the table below:

Property/Portfolio	Location	Type	Total Consideration (in thousands)	Number of sites - MH/Annual	Number of sites - Transient	Expansion Sites
49’er Village	Plymouth, CA	RV	$13,000	—	328	—
Sunset Lakes	Hillsdale, IL	RV	8,045	—	498	—
Arbor Woods	Superior Township, MI	MH	16,943	458	—	—
Pismo Dunes	Pismo Beach, CA	RV	21,920	—	331	—
Lazy J Ranch	Arcata, CA	MH	14,300	220	—	—
Ocean West	McKinleyville, CA	MH	9,673	130	—	4
Caliente Sands	Cathedral City, CA	MH	8,871	118	—	—
Emerald Coast	Panama City Beach, FL	MH & RV	19,500	37	164	14
Colony in the Wood	Port Orange, FL	MH	32,478	383	—	—
Total			$144,730	1,346	1,321	18

During 2017, we acquired Carolina Pines RV Resort, an undeveloped parcel of land near Myrtle Beach, South Carolina, for $5.9 million. This land parcel has been entitled and zoned to build an 841 site RV resort. Additionally, in December 2017, we acquired 25.0 percent of the land previously under a ground lease at one of our California communities for $4.0 million.

Expansion Activity:

We have been focused on expansion opportunities adjacent to our existing communities, and we have developed nearly 3,000 sites over the past three years. We have expanded over 2,100 sites at 26 communities in 2017. The total cost to construct the sites was over $66.0 million. We continue to expand our Properties utilizing our inventory of owned and entitled land (approximately 9,600 sites available for development) and expect to construct over 1,700 additional sites in 2018.

Capital Activity:

In 2017, we closed an underwritten registered public offering of 4,830,000 shares of common stock at a price of $86.00 per share. Proceeds from the offering were $408.9 million after deducting expenses related to the offering, and were used to repay borrowings outstanding on the revolving loan under our senior revolving credit facility, to fund possible future acquisitions and for working capital and general corporate purposes. Refer to Note 9, “Equity and Mezzanine Securities,” of our accompanying Consolidated Financial Statements for further information regarding capital activity.

SUN COMMUNITIES, INC.

Markets:

Our Properties are largely concentrated in Florida, Michigan, Texas and California. We have expanded our market share in California through recent acquisitions and increased our property holdings in other high growth areas of the U.S. including retirement and vacation destinations.

We have also experienced strong revenue growth through recent acquisitions of RV communities. The age demographic of RV communities is attractive, as the population of retirement age baby boomers in the U.S. is growing. RV communities have become a trending vacation opportunity not only for the retiree population, but as an affordable vacation alternative for families.

The following table identifies our largest markets by total sites:

	December 31, 2017			December 31, 2016
Major Market	Number of Properties	Total Sites	% of Total Sites	Number of Properties	Total Sites	% of Total Sites
Florida	123	43,328	35.5%	121	42,823	36.5%
Michigan	68	26,137	21.4%	67	24,716	21.1%
Texas	21	7,974	6.5%	21	7,593	6.5%
California	27	6,498	5.3%	22	5,375	4.6%
Ontario, Canada	15	4,882	4.0%	15	4,868	4.2%
Arizona	11	4,882	4.0%	11	4,614	3.9%
Indiana	11	3,420	2.8%	11	3,402	2.9%
New Jersey	7	2,917	2.4%	7	3,002	2.6%
Ohio	9	2,904	2.4%	9	2,913	2.5%
Colorado	8	2,481	2.0%	8	2,483	2.1%
Illinois	5	2,150	1.8%	4	1,652	1.4%
New York	6	1,757	1.4%	6	1,717	1.5%
Maine	6	1,595	1.3%	6	1,521	1.3%
Pennsylvania	3	1,277	1.1%	3	1,277	1.1%
Maryland	3	1,156	1.0%	3	1,215	1.0%
Georgia	3	1,139	0.9%	3	1,049	0.9%
Missouri	2	976	0.8%	2	976	0.8%
Delaware	2	916	0.8%	2	916	0.8%
Virginia	4	718	0.6%	4	698	0.6%
Massachusetts	2	680	0.6%	2	680	0.6%
North Carolina	3	672	0.6%	3	672	0.6%
South Carolina	1	588	0.5%	1	418	0.4%
Wisconsin	2	548	0.4%	2	548	0.5%
Minnesota	1	475	0.4%	1	426	0.4%
Oregon	2	473	0.4%	2	473	0.4%
Iowa	1	413	0.3%	1	413	0.4%
Nevada	1	324	0.3%	1	324	0.3%
Tennessee	1	237	0.2%	1	237	0.2%
Montana	1	226	0.2%	1	226	0.2%
Connecticut	1	149	0.1%	1	149	0.1%
	350	121,892		341	117,376

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

FFO provides a performance measure that, when compared period over period, reflects the impact to operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not readily apparent from net income (loss). Management believes that the use of FFO has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. FFO is computed in accordance with the Company’s interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. The Company also uses FFO excluding certain gain and loss items that management considers unrelated to the operational and financial performance of our core business (“Core FFO”). We believe that this provides investors with another financial measure of our operating performance that is more comparable when evaluating period over period results.

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

SUN COMMUNITIES, INC.

RESULTS OF OPERATIONS

We report operating results under two segments: Real Property Operations and Home Sales and Rentals. The Real Property Operations segment owns, operates, develops, or has an interest in, a portfolio of MH and RV communities throughout the U.S. and in Canada, and is in the business of acquiring, operating, and expanding MH and RV communities. The Home Sales and Rentals segment offers MH and RV park model sales and leasing services to tenants and prospective tenants of our communities. We evaluate segment operating performance based on NOI and gross profit. Refer to Note 11, “Segment Reporting,” in our accompanying Consolidated Financial Statements for additional information.

SUMMARY STATEMENTS OF OPERATIONS

The following table summarizes our consolidated financial results and reconciles Net income attributable to Sun Communities, Inc. common stockholders to NOI for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	Years Ended
	2017	2016	2015
Net income attributable to Sun Communities, Inc. common stockholders	$65,021	$17,369	$137,325
Other revenues	(24,874)	(21,150)	(18,157)
Home selling expenses	12,457	9,744	7,476
General and administrative	74,711	64,087	47,455
Transaction costs	9,801	31,914	17,803
Catastrophic weather related charges, net	8,352	1,172	—
Depreciation and amortization	261,536	221,770	177,637
Loss on extinguishment of debt	6,019	1,127	2,800
Interest expense	130,242	122,315	110,878
Other income / (expense), net	(8,982)	4,676	—
Gain on disposition of properties, net	—	—	(125,376)
Current tax expense	446	683	158
Deferred tax benefit / (expense)	(582)	(400)	1,000
Income from affiliate transactions	—	(500)	(7,500)
Preferred return to preferred OP units	4,581	5,006	4,973
Amounts attributable to noncontrolling interests	5,055	150	10,054
Preferred stock distributions	7,162	8,946	13,793
Preferred stock redemption costs	—	—	4,328
NOI/Gross Profit	$550,945	$466,909	$384,647

	Years Ended
	2017	2016	2015
Real Property NOI	$479,662	$403,337	$335,567
Rental Program NOI	92,382	85,086	83,232
Home Sales NOI/Gross profit	32,294	30,087	20,787
Ancillary NOI/Gross profit	10,440	9,999	7,013
Site rent from Rental Program (included in Real Property NOI) (1)	(63,833)	(61,600)	(61,952)
NOI/Gross profit	$550,945	$466,909	$384,647

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

SUN COMMUNITIES, INC.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2017 AND 2016

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
Financial Information (in thousands)	2017	2016	Change	% Change
Income from Real Property	$742,228	$620,917	$121,311	19.5%
Property operating expenses:
Payroll and benefits	67,075	56,744	10,331	18.2%
Legal, taxes, and insurance	7,264	5,941	1,323	22.3%
Utilities	83,550	67,495	16,055	23.8%
Supplies and repair	25,871	20,732	5,139	24.8%
Other	26,518	22,362	4,156	18.6%
Real estate taxes	52,288	44,306	7,982	18.0%
Property operating expenses	262,566	217,580	44,986	20.7%
Real Property NOI	$479,662	$403,337	$76,325	18.9%

	As of December 31,
Other Information	2017	2016	Change
Number of properties	350	341	9

MH occupancy	94.6%
RV occupancy	100.0%
MH & RV blended occupancy (1)	95.8%	96.2%	(0.4)%

Sites available for development	9,617	10,337	(720)

Monthly base rent per site - MH	$533	$515	$18
Monthly base rent per site - RV (2)	$439	$420	$19
Monthly base rent per site - Total	$512	$495	$17
(1)   Overall occupancy percent includes MH and annual RV sites, and excludes transient RV sites.
(2) Monthly base rent pertains to annual RV sites and excludes transient RV sites.

The $76.3 million increase in Real Property NOI consists of $51.7 million from recently acquired properties and $24.6 million from our Same Community properties as detailed below.

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

In order to evaluate the growth of the Same Communities, management has classified certain items differently than our GAAP statements. The reclassification difference between our GAAP statements and our Same Community portfolio is the reclassification of water and sewer revenues from income from real property to utilities.  A significant portion of our utility charges are re-billed to our residents. We have reclassifed $26.9 million and $25.8 million for the year ended December 31, 2017 and 2016, respectively, to reflect the utility expenses associated with our Same Community portfolio net of recovery.

The following tables reflect certain financial and other information for our Same Communities as of and for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
Financial Information (in thousands)	2017	2016	Change	% Change
Income from Real Property	$533,942	$503,770	$30,172	6.0%
Property operating expenses:
Payroll and benefits	45,240	43,078	2,162	5.0%
Legal, taxes, and insurance	5,562	5,174	388	7.5%
Utilities	29,726	28,475	1,251	4.4%
Supplies and repair (1)	19,109	18,729	380	2.0%
Other	13,696	13,988	(292)	(2.1)%
Real estate taxes	38,399	36,708	1,691	4.6%
Property operating expenses	151,732	146,152	5,580	3.8%
Real Property NOI	$382,210	$357,618	$24,592	6.9%

	As of December 31,
Other Information	2017	2016		Change	% Change
Number of properties	231	231		—	—%

MH occupancy (2)	96.9%
RV occupancy (2)	100.0%
MH & RV blended occupancy (2)	97.3%	95.4%	(3)	1.9%

Sites available for development	5,087	6,263		(1,176)	(18.8)%

Monthly base rent per site - MH	$518	$500		$18	3.6%	(5)
Monthly base rent per site - RV (4)	$459	$441		$18	4.2%	(5)
Monthly base rent per site - Total	$510	$492		$18	3.6%	(5)

(1)
Year ended December 31, 2016 excludes $0.1 million of expenses incurred for recently acquired properties to bring the properties up to Sun’s operating standards. These costs did not meet the Company’s capitalization policy.

(2)
The Same Community occupancy percentage for 2017 is derived from 80,407 developed sites, of which 78,257 were occupied. The number of developed sites excludes RV transient sites and approximately 1,800 recently completed but vacant MH expansion sites.

(3)
The Same Community occupancy percentage for 2016 has been adjusted to reflect incremental growth period-over-period from filled expansion sites and the conversion of transient RV sites to annual RV sites.

(4)	Monthly base rent pertains to annual RV sites and excludes transient RV sites.

(5)	Calculated using actual results without rounding.

The 6.9 percent growth in NOI is primarily due to a 6.0 percent increase in Income from real property. The 6.0 percent increase in Income from real property is primarily due to a 1.9 percent increase in MH & RV blended occupancy, a 3.6 percent increase in total monthly base rent per site and a 0.5 percent increase in transient and other revenue. The increase in Income from real property was partially offset by a 3.8 percent increase in Property operating expenses compared to 2016, which was primarily due to higher payroll and benefits, real estate taxes and utilities in 2017.

SUN COMMUNITIES, INC.

RENTALS AND HOME SALES

The following table reflects certain financial and other information for our Rental Program as of and for the years ended December 31, 2017 and 2016 (in thousands, except for statistical information):

	Year Ended December 31,
Financial Information	2017	2016	Change	% Change
Rental home revenue	$50,549	$47,780	$2,769	5.8%
Site rent from Rental Program (1)	63,833	61,600	2,233	3.6%
Rental Program revenue	114,382	109,380	5,002	4.6%
Expenses
Commissions	2,620	2,242	378	16.9%
Repairs and refurbishment	9,864	12,825	(2,961)	(23.1)%
Taxes and insurance	6,102	5,734	368	6.4%
Marketing and other	3,414	3,493	(79)	(2.3)%
Rental Program operating and maintenance	22,000	24,294	(2,294)	(9.4)%
Rental Program NOI	$92,382	$85,086	$7,296	8.6%

Other Information
Number of occupied rentals, end of period	11,074	10,733	341	3.2%
Investment in occupied rental homes, end of period	$494,945	$457,691	$37,254	8.1%
Number of sold rental homes	1,168	1,089	79	7.3%
Weighted average monthly rental rate, end of period	$917	$882	$35	4.0%

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

Rental Program NOI increased by 8.6 percent compared to 2016. The increase is due to a 4.6 percent increase in Rental Program revenue attributable to a 4.0 percent increase in weighted average monthly rental rates and a 3.2 percent increase in the number of occupied rentals, combined with an overall decrease in Rental Program operating and maintenance expenses.

The 9.4 percent decrease in Rental Program operating and maintenance expenses is primarily due to lower Repairs and refurbishment expenses in 2017 as compared to 2016. The reduction in Repairs and refurbishment expenses is primarily due to our continuing investment in occupied rentals and replacement of older homes in the Rental Program with newer ones that do not require the same level of repairs and refurbishments.

SUN COMMUNITIES, INC.

We purchase new homes and acquire pre-owned and repossessed manufactured homes, generally located within our communities, from lenders, dealers, and former residents to lease or sell to current and prospective residents.

The following table reflects certain financial and statistical information for our Home Sales Program for the years ended December 31, 2017 and 2016 (in thousands, except for average selling prices and statistical information):

	Year Ended December 31,
Financial Information	2017	2016	Change	% Change
New home sales	$36,915	$30,977	$5,938	19.2%
Pre-owned home sales	90,493	79,530	10,963	13.8%
Revenue from homes sales	127,408	110,507	16,901	15.3%
New home cost of sales	31,578	26,802	4,776	17.8%
Pre-owned home cost of sales	63,536	53,618	9,918	18.5%
Cost of home sales	95,114	80,420	14,694	18.3%
NOI / Gross profit	$32,294	$30,087	$2,207	7.3%

Gross profit – new homes	$5,337	$4,175	$1,162	27.8%
Gross margin % – new homes	14.5%	13.5%	1.0%
Average selling price – new homes	$101,975	$94,156	$7,819	8.3%

Gross profit – pre-owned homes	$26,957	$25,912	$1,045	4.0%
Gross margin % – pre-owned homes	29.8%	32.6%	(2.8)%
Average selling price – pre-owned homes	$30,991	$27,974	$3,017	10.8%

Statistical Information
Home sales volume:
New home sales	362	329	33	10.0%
Pre-owned home sales	2,920	2,843	77	2.7%
Total homes sold	3,282	3,172	110	3.5%

Gross profit for new and pre-owned home sales increased $1.2 million and $1.0 million, respectively, in 2017 as compared to 2016. The increases for both new and pre-owned home sales are primarily the result of higher home sales volumes combined with higher average selling prices in 2017 as compared to 2016.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

The following table summarizes other income and expenses for the years ended December 31, 2017 and 2016 (amounts in thousands):

	Year Ended December 31,
	2017	2016	Change	% Change
Ancillary revenues, net	$10,440	$9,999	$441	4.4%
Interest income	$21,180	$18,113	$3,067	16.9%
Brokerage commissions and other revenues, net	$3,694	$3,037	$657	21.6%
Home selling expenses	$12,457	$9,744	$2,713	27.8%
General and administrative expenses	$74,711	$64,087	$10,624	16.6%
Transaction costs	$9,801	$31,914	$(22,113)	(69.3)%
Catastrophic weather related charges, net	$8,352	$1,172	$7,180	612.6%
Depreciation and amortization	$261,536	$221,770	$39,766	17.9%
Loss on extinguishment of debt	$6,019	$1,127	$4,892	434.1%
Interest expense	$130,242	$122,315	$7,927	6.5%
Other income / (expense), net	$8,982	$(4,676)	$13,658	292.1%
Current tax expense	$(446)	$(683)	$237	(34.7)%
Deferred tax benefit	$582	$400	$182	45.5%
Income from affiliate transactions	$—	$500	$(500)	(100.0)%

Interest income - increased primarily due to an increase in our installment notes receivable, partially offset by a decrease in our collateralized receivables, as compared to December 31, 2016.

Brokerage commissions and other revenues, net - increased due to the sale of 2,006 brokered homes in 2017 as compared to 1,655 in 2016, a 21.2 percent increase.

Home selling expenses - increased primarily due to higher volumes and higher weighted average selling prices for both new and used homes in 2017, which resulted in higher commissions.

General and administrative expenses - increased primarily due to additional employee related costs as headcount increased in connection with our growth through acquisitions.

Transaction costs - relate to diligence and other expenses incurred in connection with our acquisitions. These costs were significantly lower in 2017 as compared to 2016, due to the acquisition of Carefree in 2016. Refer to Note 2, “Real Estate Acquisitions and Dispositions,” in our accompanying Consolidated Financial Statements for additional information.

Catastrophic weather related charges, net - In September 2017, Hurricane Irma impacted 121 of our communities in Florida and three in Georgia. We recognized charges totaling $31.7 million comprised of $21.3 million for debris and tree removal, common area repairs and minor flooding damage, as well as $10.4 million for impaired assets at the three Florida Keys communities. These charges were partially offset by estimated insurance recoveries of $23.7 million.

In 2016, Catastrophic weather related charges, net were primarily attributable to debris and tree removal, common area repairs and minor flooding damage from hurricanes Hermine and Matthew.

Depreciation and amortization - increased as a result of our acquisition of Carefree in 2016, as well as other properties in the second half of 2016 and during 2017. Refer to Note 2, “Real Estate Acquisitions and Dispositions,” of our accompanying Consolidated Financial Statements for additional information.

Loss on extinguishment of debt - in 2017 of $6.0 million was recognized in connection with defeasement or repayment of collateralized term loans totaling $61.4 million. In 2016, the loss on extinguishment of debt of $1.1 million was in connection with repayment of a total of $79.1 million of collateralized term loans. Refer to Note 8, “Debt and Lines of Credit,” in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.

Interest expense - increased primarily due to 2017 including a full year of interest expense from incremental borrowings of $338.0 million, $405.0 million and $139.0 million in connection with our Fannie Mae Financing, NML Financing and Freddie Mac Financing arrangements, respectively. The $338.0 million and $405.0 million borrowings were entered into in June 2016, and the $139.0 million was entered into in September 2016. Refer to Note 8, “Debt and Lines of Credit,” in our accompanying Consolidated Financial Statements for additional information.

Other income / (expense), net - in 2017 consisted of foreign currency translation gains of $5.9 million and a contingent liability remeasurement gain of $3.0 million, compared to 2016 which consisted of foreign currency translation losses of $5.0 million and a contingent liability remeasurement loss of $0.2 million, partially offset by a $0.5 million gain related to the acquisition of a community.

Income from affiliate transactions - of $0.5 million in 2016 was due to the sale of our entire interest in Origen Financial, Inc. Prior to the sale, the carrying value of our investment was zero.

SUN COMMUNITIES, INC.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2016 AND 2015

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
Financial Information (in thousands)	2016	2015	Change	% Change
Income from Real Property	$620,917	$506,078	$114,839	22.7%
Property operating expenses:
Payroll and benefits	56,744	40,207	16,537	41.1%
Legal, taxes, and insurance	5,941	7,263	(1,322)	(18.2)%
Utilities	67,495	53,112	14,383	27.1%
Supplies and repair	20,732	19,075	1,657	8.7%
Other	22,362	16,140	6,222	38.6%
Real estate taxes	44,306	34,714	9,592	27.6%
Property operating expenses	217,580	170,511	47,069	27.6%
Real Property NOI	$403,337	$335,567	$67,770	20.2%

	As of December 31,
Other Information	2016	2015	Change
Number of properties	341	231	110

MH occupancy	95.1%
RV occupancy	100.0%
MH & RV blended occupancy (1)	96.2%	95.0%	1.2%

Sites available for development	10,337	7,181	3,156

Monthly base rent per site - MH	$515	$484	$31
Monthly base rent per site - RV (2)	$416	$423	$(7)
Monthly base rent per site - Total	$495	$477	$18
(1)      Overall occupancy (percent) includes MH and annual RV sites, and excludes transient RV sites.

(2)	Monthly base rent pertains to annual RV sites and excludes transient RV sites.

The 20.2 percent growth in Real Property NOI consists of $45.7 million from newly acquired properties and $22.0 million from Same Community properties as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME COMMUNITY

The following tables reflect certain financial and other information for our Same Communities, which includes all properties we have owned and operated continuously since January 1, 2015 as of and for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
Financial Information (in thousands)	2016	2015	Change	% Change
Income from Real Property	$466,967	$440,202	$26,765	6.1%
Property operating expenses:
Payroll and benefits	38,688	36,465	2,223	6.1%
Legal, taxes, and insurance	5,398	6,633	(1,235)	(18.6)%
Utilities	26,161	25,674	487	1.9%
Supplies and repair (1)	16,617	17,154	(537)	(3.1)%
Other	12,945	11,823	1,122	9.5%
Real estate taxes	34,239	31,563	2,676	8.5%
Property operating expenses	134,048	129,312	4,736	3.7%
Real Property NOI	$332,919	$310,890	$22,029	7.1%

	As of December 31,
Other Information	2016	2015	Change	% Change
Number of properties	219	219	—	—%

MH occupancy (2)	96.0%
RV occupancy (2)	100.0%
MH & RV blended occupancy (2) (3)	96.6%	94.7%	1.9%

Sites available for development	6,542	5,906	636	10.8%

Monthly base rent per site - MH	$498	$482	$16	3.3%
Monthly base rent per site - RV (4)	$436	$423	$13	3.1%
Monthly base rent per site - Total	$489	$474	$15	3.2%

(1)
Year ended December 31, 2015 excludes $2.8 million of expenses incurred for recently acquired properties to bring the properties up to Sun’s operating standards. These costs did not meet the Company’s capitalization policy.

(2)     Overall occupancy (percent) includes MH and annual RV sites, and excludes recently completed but vacant expansion sites and transient RV sites.

(3)	Overall occupancy (percent) for 2015 has been adjusted to reflect incremental growth year over year from filled expansion sites and the conversion of transient RV sites to annual RV sites.

(4)	Monthly base rent pertains to annual RV sites and excludes transient RV sites.

The 7.1 percent growth in NOI is primarily due to increased revenues of $26.8 million partially offset by additional expenses of $4.7 million.

Income from real property revenue consists of MH and RV site rent, and miscellaneous other property revenues. The 6.1 percent growth in income from real property was due to a combination of factors. Revenue from our MH and RV portfolio increased $24.9 million due to monthly base rent per site increases of 3.2 percent, a 1.9 percent increase in occupancy, and the increased number of occupied vacation rental sites. Additionally, other revenues increased $1.8 million primarily due to increases in property tax revenues, trash income, cable television royalties, and month-to-month fees.

Property operating expenses increased approximately $4.7 million, or 3.7 percent, compared to 2015. The increase is primarily due to increased real estate taxes of $2.7 million and increased payroll and benefits of $2.2 million, partially offset by reduced legal, tax, and insurance expenses.

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

The 2.2 percent growth in Rental Program NOI is primarily due to a 2.8 percent increase in weighted average monthly rental rates. Additionally, operating and maintenance expenses decreased by $0.7 million, primarily as a result of a decline in commissions of $1.0 million that was partially offset by an increase in repairs and refurbishment.

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

Gross profit for new home sales increased $0.6 million, or 16.4 percent, primarily in connection with an increase in new home sales volumes of 20.5 percent, that was partially offset by higher cost of sales for new homes.

Total gross profit for pre-owned home sales increased $8.7 million, primarily due to increased sales volumes of 28.6 percent and a 17.1 percent increase in average gross profit per home sale.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

The following table summarizes other income and expenses for the years ended December 31, 2016 and 2015 (amounts in thousands):

	Year Ended December 31,
	2016	2015	Change	% Change
Ancillary revenues, net	$9,999	$7,013	$2,986	42.6%
Interest income	$18,113	$15,938	$2,175	13.7%
Brokerage commissions and other revenues, net	$3,037	$2,219	$818	36.9%
Home selling expenses	$9,744	$7,476	$2,268	30.3%
General and administrative expenses	$64,087	$47,455	$16,632	35.1%
Transaction costs	$31,914	$17,803	$14,111	79.3%
Catastrophic weather related charges, net	$1,172	$—	$1,172	N/A
Depreciation and amortization	$221,770	$177,637	$44,133	24.8%
Loss on extinguishment of debt	$1,127	$2,800	$(1,673)	(59.8)%
Interest expense	$122,315	$110,878	$11,437	10.3%
Other income / (expense), net	$(4,676)	$—	$(4,676)	N/A
Gain on disposition of properties, net	$—	$125,376	$(125,376)	(100.0)%
Current tax expense	$(683)	$(158)	$(525)	332.3%
Deferred tax benefit / (expense)	$400	$(1,000)	$1,400	(140.0)%
Income from affiliate transactions	$500	$7,500	$(7,000)	(93.3)%
Preferred stock redemption costs	$—	$4,328	$(4,328)	(100.0)%

Ancillary revenues, net - increased primarily due to an increase of $3.0 million in vacation rental income at RV resorts.

Interest income - increased primarily due to an increase in interest income on notes and collateralized receivables totaling $2.1 million.

Brokerage commissions and other revenues, net - increased primarily due to a higher number of brokered homes sold in 2016 as compared to 2015.

Home selling expenses - increased $2.3 million primarily due to an increase in commissions consistent with an increase in the number of homes sold in 2016 as compared to 2015.

General and administrative expenses - increased $16.6 million primarily due to additional employee related costs as headcount increased in connection with the Company’s growth through significant acquisitions and increased consulting and implementation costs for technology and efficiency related initiatives.

Transaction costs - increased primarily due to due diligence and other transaction costs in relation to our acquisitions. Refer to Note 2, “Real Estate Acquisitions and Dispositions,” in our accompanying Consolidated Financial Statements for additional information.

Catastrophic weather related charges, net - in 2016 included costs of $1.2 million related to hurricanes Hermine and Matthew.

Depreciation and amortization - expenses increased $44.1 million primarily as a result of additional depreciation and amortization related to our newly acquired properties. Refer to Note 2, “Real Estate Acquisitions and Dispositions,” in our accompanying Consolidated Financial Statements for additional information.

Loss on extinguishment of debt - decreased $1.7 million as compared to 2015. During 2016, we repaid collateralized term loans that were due to mature during 2017. Refer to Note 8, “Debt and Lines of Credit,” in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.

Interest expense - increased $11.4 million primarily due to our borrowing $338.0 million under a senior secured credit facility and entering into three mortgage loans totaling $405.0 million, both in June 2016. Refer to Note 8, “Debt and Lines of Credit,” in our accompanying Consolidated Financial Statements for additional information.

Other income / (expense), net - in 2016 includes the impact of foreign currency translation losses of $5.0 million, and contingent liability revaluation expense of $0.2 million, partially offset by a $0.5 million gain related to the acquisition of Adirondack Gateway.

Gain on disposition of properties, net - decreased $125.4 million as we recorded no gains or losses during 2016, whereas we disposed of twenty communities in 2015.

Deferred tax benefit (expense) - was favorable by $1.4 million in 2016 as compared to 2015. During 2016, we recognized a deferred tax benefit in connection with the Carefree acquisition. In 2015, we increased the valuation allowance on SHS loss carryforwards by $1.0 million.

Income from affiliate transactions - was $7.5 million in 2015 due to a distribution to us from Origen Financial, Inc. (“Origen.”) In 2016, we sold our entire interest in Origen consisting of 5,000,000 shares for proceeds of $0.5 million. The carrying value of our investment in Origen prior to the sale was zero.

Preferred stock redemption costs - were $4.3 million in 2015 as a result of a repurchase agreement with certain holders of the Company’s Series A-4 preferred stock. There were no such redemptions in 2016.

SUN COMMUNITIES, INC.

The following table reconciles Net income attributable to Sun Communities, Inc. common stockholders to FFO for the years ended December 31, 2017, 2016, and 2015 (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Net income attributable to Sun Communities, Inc. common stockholders	$65,021	$17,369	$137,325
Adjustments:
Depreciation and amortization	262,211	221,576	178,048
Amounts attributable to noncontrolling interests	4,535	(41)	9,644
Preferred return to preferred OP units	2,320	2,462	2,612
Preferred distribution to Series A-4 Preferred Stock	2,107	—	—
Gain / (loss) on disposition of properties, net	—	—	(125,376)
Gain / (loss) on disposition of assets, net	(16,075)	(15,713)	(10,125)
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities (1)	$320,119	$225,653	$192,128
Adjustments:
Transaction costs	9,801	31,914	17,803
Other acquisition related costs (2)	2,810	3,328	—
Income from affiliate transactions	—	(500)	(7,500)
Loss on extinguishment of debt	6,019	1,127	2,800
Catastrophic weather related costs, net	8,352	1,172	—
Loss of earnings - catastrophic weather related (3)	292	—	—
Other income, net	(8,982)	4,676	—
Debt premium write-off	(1,343)	(839)	—
Deferred tax benefit / (expense)	(582)	(400)	1,000
Ground lease intangible write-off	898	—	—
Preferred stock redemption costs	—	—	4,328
Core FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities (1)	$337,384	$266,131	$210,559

Weighted average common shares outstanding - basic:	76,084	65,856	53,686
Add:
Common stock issuable upon conversion of stock options	2	8	16
Restricted stock	625	457	411
Common OP units	2,756	2,844	2,803
Common stock issuable upon conversion of Series A-1 preferred OP units	869	925	988
Common stock issuable upon conversion of Series A-3 preferred OP units	75	75	75
Common stock issuable upon conversion of Series A-4 preferred OP units	585	—	—
Weighted average common shares outstanding - fully diluted	80,996	70,165	57,979

FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per share - fully diluted	$3.95	$3.22	$3.31
Core FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per share - fully diluted	$4.17	$3.79	$3.63

(1)   The effect of certain anti-dilutive convertible securities is excluded from these items.

(2)
These costs represent the first year expense incurred to bring acquired properties up to the Company's operating standards, including items such as tree trimming and painting costs that did not meet the Company's capitalization policy. These costs were included as an FFO adjustment for the year ended December 31, 2016 and 2017. Had a similar adjustment been made in 2015, FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per share excluding certain items would have been $3.68 for the year ended December 31, 2015.

(3)   Adjustment represents estimated loss of earnings in excess of the applicable business interruption deductible at our three Florida Keys communities that were impaired by Hurricane Irma. The Company is actively working with its insurer on the related claims, but has not yet received any advance for the expected recovery of lost earnings.

SUN COMMUNITIES, INC.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity demands have historically been, and are expected to continue to be, distributions to our stockholders and the unit holders of the Operating Partnership, capital improvement of properties, the purchase of new and pre-owned homes, property acquisitions, development and expansion of properties, and debt repayment.

During the year ended December 31, 2017, we acquired nine communities. Refer to Note 2, “Real Estate Acquisitions and Dispositions” in our accompanying Consolidated Financial Statements for additional information regarding our acquisitions in 2017. Subject to market conditions, we intend to continue to look for opportunities to expand our development pipeline and acquire existing communities. We finance acquisitions through available cash, secured financing, draws on our lines of credit, the assumption of existing debt on properties, and the issuance of equity securities. We will continue to evaluate acquisition opportunities that meet our criteria.

We also intend to continue to strengthen our capital and liquidity positions by focusing on our core fundamentals, which are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our liquidity requirements through available cash balances, cash flows generated from operations, draws on our lines of credit, and the use of debt and equity offerings under our shelf registration statement. Refer to Note 8, “Debt and Lines of Credit” and Note 9, “Equity and Mezzanine Securities” in our accompanying Consolidated Financial Statements for additional information.

Our capital expenditures include expansion and development, lot modifications, recurring capital expenditures and rental home purchases. For the years ended December 31, 2017 and 2016, expansion and development activities of $88.3 million and $48.0 million, respectively, related to costs consisting primarily of construction of sites and other costs necessary to complete home site improvements.

For the years ended December 31, 2017 and 2016, lot modification expenditures were $18.1 million and $19.0 million, respectively. These expenditures improve asset quality in our communities and are incurred when an existing home is removed and the site is prepared for a new home (more often than not, a multi-sectional home). These activities, which are mandated by strict manufacturer’s installation requirements and state building codes, include items such as new foundations, driveways, and utility upgrades.

For the years ended December 31, 2017 and 2016, recurring capital expenditures were $14.2 million and $17.6 million, respectively, related to our continued commitment to upkeep of our properties.

We invested $17.0 million in the acquisition of homes intended for the Rental Program. Expenditures for 2018 will depend upon the condition of the markets for repossessions and new home sales, as well as rental homes. We finance new home purchases with a $12.0 million manufactured home floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third-party financing of our home sales, available manufactured home floor plan financing and working capital available on our lines of credit.

Our cash flow activities are summarized as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net Cash Provided by Operating Activities	$261,750	$237,566	$179,463
Net Cash Used for Investing Activities	$(401,642)	$(1,614,512)	$(413,184)
Net Cash Provided by Financing Activities	$141,557	$1,340,097	$195,348
Effect of Exchange Rate on Cash and Cash Equivalents	$298	$(73)	$—

Cash and cash equivalents increased by $1.9 million from $8.2 million as of December 31, 2016, to $10.1 million as of December 31, 2017.

Operating Activities

Net cash provided by operating activities increased by $23.1 million from $237.6 million for the year ended December 31, 2016 to $261.8 million for the year ended December 31, 2017.

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

Investing Activities

Net cash used for investing activities was $401.6 million for the year ended December 31, 2017, compared to $1.6 billion for the year ended December 31, 2016.

Financing Activities

Net cash provided by financing activities was $141.6 million for the year ended December 31, 2017, compared to $1.3 billion for the year ended December 31, 2016. Refer to Note 8, “Debt and Lines of Credit” and Note 9, “Equity and Mezzanine Securities” in our accompanying Consolidated Financial Statements for additional information.

Financial Flexibility

In July 2017, we entered into a new at the market sales agreement (the “Sales Agreement”) with BMO Capital Markets Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Robert W. Baird & Co. Incorporated, Fifth Third Securities, Inc., RBC Capital Markets, LLC, BTIG, LLC, Jefferies LLC, Credit Suisse Securities (USA) LLC and Samuel A. Ramirez & Company, Inc. (each, a “Sales Agent;” collectively, the “Sales Agents”), whereby we may offer and sell shares of our common stock, having an aggregate offering price of up to $450.0 million, from time to time through the Sales Agents. The Sales Agents are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold from time to time under the Sales Agreement. Concurrent with the entry in the Sales Agreement, we terminated our previous sales agreement which had an aggregate offering price of up to $250.0 million (the “Prior Agreement”).

In April 2017, we amended and restated our credit agreement (the “A&R Credit Agreement”) with Citibank, N.A. (“Citibank”) and certain other lenders. Under the A&R Credit Agreement, we have a senior revolving credit facility with Citibank and certain other lenders in the amount of $650.0 million, comprised of a $550.0 million revolving loan and a $100.0 million term loan (the “A&R Facility”). The A&R Credit Agreement has a four-year term ending April 25, 2021, which can be extended for two additional six-month periods at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. The A&R Credit Agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $350.0 million. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the A&R Facility may be increased up to $1.0 billion.

The A&R Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the A&R Credit Agreement, which margin can range from 1.35 percent to 2.20 percent for the revolving loan and 1.30 percent to 2.15 percent for the term loan. As of December 31, 2017, the margin on our leverage ratio was 1.35 percent and 1.30 percent on the revolving and term loans, respectively. We had $37.8 million in borrowings on the revolving loan and no borrowings on the term loan totaling $37.8 million as of December 31, 2017, with a weighted average interest rate of 2.79 percent.

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

At December 31, 2017 and December 31, 2016, approximately $1.3 million and $4.6 million of availability was used to back standby letters of credit.

Pursuant to the terms of the A&R Facility, we are subject to various financial and other covenants. We are currently in compliance with these covenants. The most restrictive financial covenants for the A&R Facility are as follows:

SUN COMMUNITIES, INC.

Covenant	Requirement	As of 12/31/17
Maximum Leverage Ratio	< 65.0%	34.7%
Minimum Fixed Charge Coverage Ratio	> 1.40	2.62
Minimum Tangible Net Worth (in thousands)	>$2,513,492	$3,949,597
Maximum Dividend Payout Ratio	< 95.0%	63.0%

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, expansion and development of communities, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. At December 31, 2017, we had 160 unencumbered properties, of which 61 support the borrowing base for our $650.0 million line of credit.

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

Contractual Cash Obligations

Our primary long-term liquidity needs are principal payments on outstanding indebtedness. As of December 31, 2017, our outstanding contractual obligations, including interest expense, were as follows:

		Payments Due By Period
		(In thousands)
Contractual Cash Obligations (1)	Total Due	<1 year	1-3 years	3-5 years	After 5 years
Collateralized term loans - FNMA	$1,012,316	$44,754	$149,854	$193,005	$624,703
Collateralized term loans - Life Company	1,045,529	22,948	58,363	67,983	896,235
Collateralized term loans - CMBS	411,087	8,013	15,888	188,966	198,220
Collateralized term loans - FMCC	388,790	6,035	12,783	13,883	356,089
Secured borrowings	129,182	5,541	12,620	14,370	96,651
Lines of credit	41,809	—	4,009	37,800	—
Preferred OP units - mandatorily redeemable	41,443	6,780	—	—	34,663
Total principal payments	$3,070,156	$94,071	$253,517	$516,007	$2,206,561

Interest expense (2)	$888,979	$129,074	$238,148	$199,640	$322,117
Operating leases	68,824	2,800	5,726	5,894	54,404
Capital lease obligation	4,114	16	34	36	4,028
Total contractual cash obligations	$4,032,073	$225,961	$497,425	$721,577	$2,587,110

(1) Contractual cash obligations in the table above exclude debt premiums, discounts and deferred financing costs, as applicable.
(2) Our contractual cash obligations related to interest expense are calculated based on the current debt levels, rates and maturities as of December 31, 2017 (including capital leases and excluding secured borrowings), and actual payments required in future periods may be different than the amounts included above. Perpetual securities include one year of interest expense in the “After 5 years” category.

As of December 31, 2017, our net debt to enterprise value approximated 28.2 percent (assuming conversion of all common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series A-4 preferred OP units, and Series C preferred OP units to shares of common stock). Our debt had a weighted average maturity of approximately 8.9 years and a weighted average interest rate of 4.50 percent.

SUN COMMUNITIES, INC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

The critical accounting estimates that affect the Consolidated Financial Statements and that use judgments and assumptions are listed below. In addition, the likelihood that materially different amounts could be reported under varied conditions and assumptions is discussed.

Refer to Note 1, “Significant Accounting Policies,” of our accompanying Consolidated Financial Statements for information regarding our critical accounting estimates.

Impact of New Accounting Standards

Refer to Note 17, “Recent Accounting Pronouncements,” of our accompanying Consolidated Financial Statements for information regarding new accounting pronouncements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements with any unconsolidated entities that we believe have or are reasonably likely to have a material effect on its financial condition, results of operations, liquidity, or capital resources.

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

We have two interest rate cap agreements with a total notional amount of $159.7 million as of December 31, 2017. The first interest rate cap agreement has a cap rate of 9.00 percent, a notional amount of $150.1 million and a termination date of April 2018. The second interest rate cap agreement has a cap rate of 11.02 percent, a notional amount of $9.6 million and a termination date of May 2023.

Our remaining variable rate debt totaled $194.7 million and $256.0 million as of December 31, 2017 and 2016, respectively, and bears interest at Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0 percent, our interest expense would have increased or decreased by approximately $2.3 million and $3.0 million for the years ended December 31, 2017 and 2016, respectively, based on the $229.6 million and $299.1 million average balance outstanding under our variable rate debt facilities, respectively.

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

At December 31, 2017 and 2016, our stockholder’s equity included $91.5 million and $79.9 million from our Canadian subsidiaries, respectively, which represented 3.4 percent of total equity in both periods. Based on our sensitivity analysis, a 10.0 percent strengthening of the U.S. dollar against the Canadian dollar would have caused a reduction of $9.2 million and $8.0 million to our total stockholder’s equity at December 31, 2017 and 2016, respectively.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at December 31, 2017. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management’s Report on Internal Control over Financial Reporting

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2017, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2017. Based on management’s assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2017.

The effectiveness of our internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

The following is a summary of additional material United States federal income tax considerations with respect to Sun Communities, Inc. This discussion is being included in this Annual Report on Form 10-K for incorporation by reference into the Company’s Registration Statements on Forms S-3 (File No. 333-204911, effective June 12, 2015; File No. 333-203502, effective April 17, 2015 and File No. 333-203498, effective April 17, 2015) and on Forms S-8 (File No. 333162216, effective as of September 30, 2009 and File No. 333-205857, effective July 24, 2015), the prospectuses filed as part of such Registration Statements on Form S-3, and any applicable prospectus supplements thereto. This discussion supplements and updates the discussions contained in, or incorporated by reference into, the prospectuses filed as part of such Registration Statements on Form S-3, and any applicable prospectus supplements thereto, under the heading “Material U.S. Federal Income Tax Considerations,” and supersedes such discussions to the extent inconsistent with such discussions.

SUN COMMUNITIES, INC.

ADDITIONAL UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS
The Tax Cuts and Jobs Act

On December 22, 2017, H.R. 1, informally titled the Tax Cuts and Jobs Act (the “Tax Act” or the “Act”) was signed into law. The Tax Act makes major changes to the Code, including a number of provisions of the Code that may directly or indirectly affect the taxation of REITs and their security holders. The most significant of these provisions are described below. The individual and collective impact of these changes on REITs and their security holders is uncertain, and may not become evident for some period of time. While the changes in the Tax Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that may or may not be revised in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the Internal Revenue Service will be able to issue administrative guidance on the changes made in the Tax Act. Prospective investors should consult their tax advisors regarding the implications of the Tax Act on their investment.

Refer to Note 12, “Income Taxes,” of our accompanying Consolidated Financial Statements for resulting impacts of the Tax Act on the Company.

Revised Individual Tax Rates and Deductions

The Tax Act creates seven income tax brackets for individuals ranging from 10 percent to 37 percent that generally apply at higher thresholds than current law. For example, the highest 37 percent rate applies to joint return filer incomes above $600,000, instead of the highest 39.6 percent rate that applies to incomes above $470,700 under pre-Tax Act law. The maximum 20 percent rate that applies to long-term capital gains and qualified dividend income is unchanged, as is the 3.8 percent tax on net investment income.

The Act also eliminates personal exemptions, but nearly doubles the standard deduction for most individuals (e.g. the standard deduction for joint return filers rises from $12,700 in 2017 to $24,000 upon the Act’s effectiveness). The Act also eliminates many itemized deductions, limits individual deductions for state and local income, property and sales taxes (other than those paid in a trade or business) to $10,000 collectively for joint return filers (with a special provision to prevent 2017 deductions for prepayment of 2018 state or local income taxes), and limits the amount of new acquisition indebtedness on principal or second residences for which mortgage interest deductions are available to $750,000. Interest deductions on home equity debt are eliminated. Charitable deductions are generally preserved. The phaseout of itemized deductions based on income is eliminated.

The Tax Act does not eliminate the individual alternative minimum tax, but it raises the exemption and exemption phaseout threshold for application of the tax.

These individual income tax changes are generally effective beginning in 2018, but without further legislation, they will expire, or sunset, after 2025.

Pass-Through Business Income Tax Rate Lowered through Deduction

Under the Tax Act, individuals, trusts, and estates generally may deduct 20 percent of “qualified business income” (generally, domestic trade or business income other than certain investment items) of a partnership, S corporation, or sole proprietorship. In addition, “qualified REIT dividends” (i.e., REIT dividends other than capital gain dividends and portions of REIT dividends designated as qualified dividend income eligible for capital gain tax rates) and certain other income items are eligible for the deduction by the taxpayer. The overall deduction is limited to 20 percent of the sum of the taxpayer’s taxable income (less net capital gain) and certain cooperative dividends, subject to further limitations based on taxable income. In addition, for taxpayers with taxable income above a certain threshold (e.g., $315,000 for joint return filers), the deduction for each trade or business is generally limited to no more than the greater of: (i) 50 percent of the taxpayer’s proportionate share of total wages from a partnership, S corporation or sole proprietorship, or (ii) 25 percent of the taxpayer’s proportionate share of such total wages plus 2.5 percent of the unadjusted basis of acquired tangible depreciable property that is used to produce qualified business income and satisfies certain other requirements. The deduction for qualified REIT dividends is not subject to these wage and basis limitations. The deduction, if allowed in full, equates to a maximum 29.6 percent tax rate on domestic qualified business income of partnerships, S corporations, or sole proprietorships, and a maximum 29.6 percent tax rate on REIT dividends. As with the other individual income tax changes, the deduction provisions are effective beginning in 2018. Without further legislation, the deduction sunsets after 2025.

SUN COMMUNITIES, INC.

Net Operating Loss Modifications

Net operating loss (“NOL”) provisions are modified by the Tax Act. The Act limits the NOL deduction to 80 percent of taxable income (before the deduction). It also generally eliminates NOL carrybacks for individuals and non-REIT corporations (NOL carrybacks did not apply to REITs under prior law), but allows indefinite NOL carryforwards. The new NOL rules apply beginning in 2018.

Maximum Corporate Tax Rate Lowered to 21 percent; Elimination of Corporate Alternative Minimum Tax

The Tax Act reduces the 35 percent maximum corporate income tax rate to a maximum 21 percent corporate rate, and reduces the dividends-received deduction for certain corporate subsidiaries. The Act also permanently eliminates the corporate alternative minimum tax. These provisions are effective beginning in 2018.

Limitations on Interest Deductibility; Real Property Trades or Businesses Can Elect Out Subject to Longer Asset Cost Recovery Periods

The Tax Act limits a taxpayer’s net interest expense deduction to 30 percent of the sum of adjusted taxable income, business interest, and certain other amounts. Adjusted taxable income does not include items of income or expense not allocable to a trade or business, business interest or expense, the new deduction for qualified business income, NOLs, and for years prior to 2022, deductions for depreciation, amortization, or depletion. For partnerships, the interest deduction limit is applied at the partnership level, subject to certain adjustments to the partners for unused deduction limitation at the partnership level. The Act allows a real property trade or business to elect out of this interest limit so long as it uses a 40-year recovery period for nonresidential real property, a 30-year recovery period for residential rental property, and a 20-year recovery period for related improvements described below. Disallowed interest expense is carried forward indefinitely (subject to special rules for partnerships). The interest deduction limit applies beginning in 2018.

Maintains Cost Recovery Period for Buildings; Reduced Cost Recovery Periods for Tenant Improvements; Increased Expensing for Equipment

For taxpayers that do not use the Act’s real property trade or business exception to the business interest deduction limits, the Act maintains the current 39-year and 27.5-year straight line recovery periods for nonresidential real property and residential rental property, respectively, and provides that tenant improvements for such taxpayers are subject to a general 15-year recovery period. Also, the Act temporarily allows 100 percent expensing of certain new or used tangible property through 2022, phasing out at 20 percent for each following year (with an election available for 50 percent expensing of such property if placed in service during the first taxable year ending after September 27, 2017). The changes apply, generally, to property acquired after September 27, 2017 and placed in service after September 27, 2017.

Like Kind Exchanges Retained for Real Property, but Eliminated for Most Personal Property

The Tax Act continues the deferral of gain from the like kind exchange of real property, but provides that foreign real property is no longer “like kind” to domestic real property. Furthermore, the Act eliminates like kind exchanges for most personal property. These changes are effective generally for exchanges completed after December 31, 2017, with a transition rule allowing such exchanges where one part of the exchange is completed prior to December 31, 2017.

Technical Terminations of Partnerships

For tax years beginning January 1, 2018, the Tax Act permanently repeals the technical termination rule for partnerships. The technical termination rule provided that a partnership (or limited liability company (“LLC”) taxed as a partnership) terminated for tax purposes (and a new partnership is deemed to be created) if there was a sale or exchange of 50 percent or more of the total interest in the partnership (or LLC) capital and profits in a 12-month period.

International Provisions: Modified Territorial Tax Regime

The Act moves the United States from a worldwide to a modified territorial tax system, with provisions included to prevent corporate base erosion.

SUN COMMUNITIES, INC.

Accrual of Income

Under the Tax Act, the Company generally will be required to take certain amounts in income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. This rule generally will be effective for tax years beginning after December 31, 2017. To the extent that this rule requires the accrual of income earlier than under the general tax rules, it could increase our “phantom income,” which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized.

Other Provisions

The Tax Act makes other significant changes to the Code. These changes include provisions limiting the ability to offset dividend and interest income with partnership or S corporation net active business losses. These provisions are effective beginning in 2018, but without further legislation, sunset after 2025.

ARTICLES OF RESTATEMENT

On February 20, 2018, the Company filed articles of restatement (the “Articles of Restatement”) with the Maryland Department of Assessments and Taxation consolidating its charter. The Articles of Restatement are filed herewith as Exhibit 3.1.

SUN COMMUNITIES, INC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, certain information regarding our executive officers is contained in Part I of this Form 10-K. Unless provided in an amendment to this Annual Report on Form 10-K, the other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2018 annual meeting (the “Proxy Statement,”) including the information set forth under the captions “Board of Directors and Corporate Governance - Incumbent Directors and Nominees,” “Management and Executive Compensation - Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors and Corporate Governance - Board of Directors and Committees” and “Board of Directors and Corporate Governance - Consideration of Director Nominees.”

ITEM 11. EXECUTIVE COMPENSATION

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by this Item is incorporated by reference to the applicable information in the Proxy Statement, including the information set forth under the captions “Management and Executive Compensation,” “Board of Directors and Corporate Governance - Director Compensation Table,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.” The information in the section captioned “Compensation Committee Report” in the Proxy Statement or an amendment to this Annual Report on Form 10-K is incorporated by reference herein but shall be deemed furnished, not filed, and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by this Item is incorporated by reference to the applicable information in the Proxy Statement, including the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by this Item is incorporated by reference to the Proxy Statement, including the information set forth under the captions “Certain Relationships and Related Transactions and Director Independence,” “Board of Directors and Corporate Governance - Board of Directors and Committees” and “Board of Directors and Corporate Governance - Board Leadership Structure and Independence of Non-Employee Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by this Item is incorporated by reference to the Proxy Statement, including the information set forth under the caption “Ratification of Selection of Grant Thornton LLP.”

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

ITEM 16. FORM 10-K SUMMARY

None.

SUN COMMUNITIES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN COMMUNITIES, INC. (Registrant)
Dated: February 22, 2018	By	/s/	Gary A. Shiffman
Gary A. Shiffman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Capacity	Date
/s/	Gary A. Shiffman	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 22, 2018
Gary A. Shiffman
/s/	Karen J. Dearing	Executive Vice President, Chief Financial Officer, Treasurer, Secretary (Principal Financial Officer and Principal Accounting Officer)	February 22, 2018
Karen J. Dearing
/s/	Meghan G. Baivier	Director	February 22, 2018
Meghan G. Baivier
/s/	Stephanie W. Bergeron	Director	February 22, 2018
Stephanie W. Bergeron
/s/	Brian M. Hermelin	Director	February 22, 2018
Brian M. Hermelin
/s/	Ronald A. Klein	Director	February 22, 2018
Ronald A. Klein
/s/	Clunet R. Lewis	Director	February 22, 2018
Clunet R. Lewis
/s/	Arthur A. Weiss	Director	February 22, 2018
Arthur A. Weiss

SUN COMMUNITIES, INC.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
3.1	Sun Communities, Inc. Articles of Restatement	Filed herewith
3.2	Third Amended and Restated Bylaws	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on May 12, 2017
4.1	Rights Agreement, dated as of June 2, 2008, between Sun Communities, Inc. and Computershare Trust Company, N.A., as Rights Agent	Incorporated by reference to Sun Communities, Inc.’s Registration Statement on Form 8-A filed June 3, 2008
4.2	Registration Rights Agreement dated February 8, 2013 among Sun Communities, Inc., and the holders of Series A-3 Preferred Units that are parties thereto	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed February 12, 2013
4.3	Form of Registration Rights Agreement between Sun Communities, Inc. and Carefree Communities Intermediate Holdings, L.L.C.	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed March 22, 2016
4.4	Form of certificate evidencing common stock	Incorporated by reference to Sun Communities, Inc.’s Registration Statement on Form 8-A filed November 9, 2012
4.5	Form of certificate evidencing 6.50% Series A-4 Cumulative Convertible Preferred Stock	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed December 2, 2014
4.6	Second Amendment to Rights Agreement, dated October 4, 2017, between Sun Communities, Inc. and Computershare Trust Company, N.A., as Rights Agent	Incorporated by reference to Sun Communities, Inc.’s Current report on Form 8-K filed on October 4, 2017
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
Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed June 9, 2016
10.2	Master Loan Agreement dated June 9, 2016, by and among Carefree Communities CA LLC, NHC-CA101, LLC and The Northwestern Mutual Life Insurance Company	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed June 9, 2016
10.3
Promissory Note dated June 9, 2016 in the original principal amount of $162.0 million executed by Carefree Communities CA LLC and NHC-CA101, LLC in favor of The Northwestern Mutual Life Insurance Company
Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed June 9, 2016
10.4	Master Loan Agreement dated June 9, 2016, by and between Carefree Communities CA LLC and The Northwestern Mutual Life Insurance Company	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed June 9, 2016
10.5	Promissory Note dated June 9, 2016 in the original principal amount of $163.0 million executed by Carefree Communities CA LLC in favor of The Northwestern Mutual Life Insurance Company	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed June 9, 2016
10.6	Amended and Restated Mortgage and Security Agreement dated June 9, 2016, by and between SNF Property LLC and The Northwestern Mutual Life Insurance Company	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed June 9, 2016
10.7	Amended and Restated Promissory Note dated June 9, 2016 in the original principal amount of $80.0 million executed by SNF Property LLC in favor of The Northwestern Mutual Life Insurance Company	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed June 9, 2016
10.8	Lease, dated November 1, 2002, by and between the Operating Partnership as Tenant and American Center LLC as Landlord	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, December 31, 2002, as amended
10.9	Third Lease Modification dated October 31, 2011 by and between the Operating Partnership as Tenant and American Center LLC as Landlord	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 10-K for the year ended December 31, 2011
10.10	Third Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated June 19, 2014.	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed June 23, 2014
10.11	Amendment No. 2 dated November 26, 2014, to the Third Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed December 2, 2014
10.12	Amendment No. 7, dated April 1, 2015, to the Third Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed April 2, 2015

SUN COMMUNITIES, INC.

10.13	Amendment No. 8, dated April 22, 2015, to the Third Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.14	First Amended and Restated 2004 Non-Employee Director Option Plan#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed July 25, 2012
10.15	Sun Communities, Inc. 2015 Equity Incentive Plan#	Incorporated by reference to Sun Communities, Inc.’s Proxy Statement dated April 29, 2015 for the Annual meeting of Stockholders held July 20, 2015
10.16	Form of Stock Option Agreement between Sun Communities, Inc. and certain directors, officers and other individuals#	Incorporated by reference to Sun Communities, Inc.’s Registration Statement No. 33 69340
10.17	Form of Non-Employee Director Stock Option Agreement between Sun Communities, Inc. and certain directors#	Incorporated by reference to Sun Communities, Inc.’s Registration Statement No. 33 80972
10.18	Form of Restricted Stock Award Agreement#	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004
10.19	First Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A. Shiffman dated July 15, 2014#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed July 15, 2014
10.20	Employment Agreement dated June 20, 2013 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed June 24, 2013
10.21	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman dated July 15, 2014#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed July 15, 2014
10.22	Second Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman dated March 8, 2017#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on March 8, 2017
10.23	Employment Agreement dated May 19, 2015 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and John B. McLaren#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed May 20, 2015
10.24	First Amendment to Employment Agreement among Sun Communities, Inc. Sun Communities Operating Limited Partnership, and John B. McLaren dated March 8, 2017#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on March 8, 2017
10.25	Employment Agreement July 16, 2015 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Karen J. Dearing#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed July 17, 2015
10.26	First Amendment Employment Agreement among Sun Communities, Inc., Sun Communities Operating Partnership, and Karen J. Dearing dated March 8, 2017#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on March 8, 2017
10.27	Sun Communities, Inc. Executive Compensation “Clawback” Policy#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed July 15, 2014
10.28
At the Market Offering Sales Agreement, dated July 28, 2017, among Sun Communities, Inc., Sun Communities Operating Limited Partnership, BMO Capital Markets Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Robert W. Baird & Co. Incorporated, Fifth Third Securities, Inc., RBC Capital Markets, LLC, BTIG, LLC, Jefferies LLC, Credit Suisse Securities (USA) LLC and Samuel A. Ramirez & Company, Inc.
Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on July 28, 2017.
10.29
Second Amended and Restated Credit Agreement, dated April 25, 2017 with Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and BMO Capital Markets, as Joint Lead Arrangers, and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Bookrunners, and Bank of America, N.A. and Bank of Montreal, as Co-Syndication Agents and Fifth Third Bank, an Ohio Banking Corporation, Regions Bank and RBC Capital Markets as Co-Documentation Agents and the other lenders, PNC Bank, National Association, U.S. Bank National Association, Credit Suisse, Associated Bank, N.A. and Flagstar Bank, FSB.

Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on April 27, 2017
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
101.1
The following Sun Communities, Inc. financial information, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the Years Ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Cash Flows, for the Years Ended December 31, 2017, 2016 and 2015; (v) Notes to Consolidated Financial Statements, and (vi) Schedule III - Real Estate and Accumulated Depreciation
Filed herewith

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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Sun Communities, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 22, 2018 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
GRANT THORNTON LLP

We have served as the Company’s auditor since 2003.

Southfield, Michigan
February 22, 2018

SUN COMMUNITIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sun Communities, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Sun Communities, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 22, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion
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

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP
GRANT THORNTON LLP

Southfield, Michigan
February 22, 2018

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of December 31,
	2017	2016
ASSETS
Land	$1,107,838	$1,051,536
Land improvements and buildings	5,102,014	4,825,043
Rental homes and improvements	528,074	489,633
Furniture, fixtures and equipment	144,953	130,127
Investment property	6,882,879	6,496,339
Accumulated depreciation	(1,237,525)	(1,026,858)
Investment property, net (including $50,193 and $88,987 for consolidated variable interest entities at December 31, 2017 and December 31, 2016; see Note 7)	5,645,354	5,469,481
Cash and cash equivalents	10,127	8,164
Inventory of manufactured homes	30,430	21,632
Notes and other receivables, net	163,496	81,179
Collateralized receivables, net	128,246	143,870
Other assets, net (including $1,659 and $3,054 for consolidated variable interest entities at December 31, 2017 and December 31, 2016; see Note 7)	134,304	146,450
TOTAL ASSETS	$6,111,957	$5,870,776
LIABILITIES
Mortgage loans payable (including $41,970 and $62,111 for consolidated variable interest entities at December 31, 2017 and December 31, 2016; see Note 7)	$2,867,356	$2,819,567
Secured borrowings on collateralized receivables	129,182	144,477
Preferred OP units - mandatorily redeemable	41,443	45,903
Lines of credit	41,257	100,095
Distributions payable	55,225	51,896
Other liabilities (including $1,468 and $1,998 for consolidated variable interest entities at December 31, 2017 and December 31, 2016; see Note 7)	270,741	279,667
TOTAL LIABILITIES	3,405,204	3,441,605
Commitments and contingencies
Series A-4 preferred stock, $0.01 par value. Issued and outstanding: 1,085 shares at December 31, 2017 and 1,681 shares at December 31, 2016	32,414	50,227
Series A-4 preferred OP units	10,652	16,717
STOCKHOLDERS’ EQUITY
Series A preferred stock, $0.01 par value. Issued and outstanding: none at December 31, 2017 and 3,400 shares at December 31, 2016	—	34
Common stock, $0.01 par value. Authorized: 180,000 shares; Issued and outstanding: 79,679 shares at December 31, 2017 and 73,206 shares at December 31, 2016	797	732
Additional paid-in capital	3,758,533	3,321,441
Accumulated other comprehensive income (loss)	1,102	(3,181)
Distributions in excess of accumulated earnings	(1,162,001)	(1,023,415)
Total Sun Communities, Inc. stockholders' equity	2,598,431	2,295,611
Noncontrolling interests:
Common and preferred OP units	60,971	69,598
Consolidated variable interest entities	4,285	(2,982)
Total noncontrolling interest	65,256	66,616
TOTAL STOCKHOLDERS’ EQUITY	2,663,687	2,362,227
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,111,957	$5,870,776

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
REVENUES
Income from real property	$742,228	$620,917	$506,078
Revenue from home sales	127,408	110,507	79,728
Rental home revenue	50,549	47,780	46,236
Ancillary revenues	37,511	33,424	24,532
Interest	21,180	18,113	15,938
Brokerage commissions and other revenues, net	3,694	3,037	2,219
Total revenues	982,570	833,778	674,731
COSTS AND EXPENSES
Property operating and maintenance	210,278	173,274	135,797
Real estate taxes	52,288	44,306	34,714
Cost of home sales	95,114	80,420	58,941
Rental home operating and maintenance	22,000	24,294	24,956
Ancillary expenses	27,071	23,425	17,519
Home selling expenses	12,457	9,744	7,476
General and administrative	74,711	64,087	47,455
Transaction costs	9,801	31,914	17,803
Catastrophic weather related charges, net	8,352	1,172	—
Depreciation and amortization	261,536	221,770	177,637
Loss on extinguishment of debt	6,019	1,127	2,800
Interest	127,128	119,163	107,659
Interest on mandatorily redeemable preferred OP units	3,114	3,152	3,219
Total expenses	909,869	797,848	635,976
Income before other items	72,701	35,930	38,755
Other income / (expense), net	8,982	(4,676)	—
Gain on disposition of properties, net	—	—	125,376
Current tax expense	(446)	(683)	(158)
Deferred tax benefit / (expense)	582	400	(1,000)
Income from affiliate transactions	—	500	7,500
Net income	81,819	31,471	170,473
Less: Preferred return to preferred OP units	(4,581)	(5,006)	(4,973)
Less: Amounts attributable to noncontrolling interests	(5,055)	(150)	(10,054)
Net income attributable to Sun Communities, Inc.	72,183	26,315	155,446
Less: Preferred stock distributions	(7,162)	(8,946)	(13,793)
Less: Preferred stock redemption costs	—	—	(4,328)
Net income attributable to Sun Communities, Inc. common stockholders	$65,021	$17,369	$137,325

Weighted average common shares outstanding:
Basic	76,084	65,856	53,686
Diluted	76,711	66,321	53,702
Earnings per share (Refer to Note 13):
Basic	$0.85	$0.27	$2.53
Diluted	$0.85	$0.26	$2.52

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$81,819	$31,471	$170,473
Foreign currency translation gain / (loss)	4,527	(3,401)	—
Total comprehensive income	86,346	28,070	170,473
Less: Comprehensive income / (loss) attributable to noncontrolling interests	5,299	(70)	10,054
Comprehensive income attributable to Sun Communities, Inc.	$81,047	$28,140	$160,419

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	7.125% Series A Cumulative Redeemable Preferred Stock	Common Stock		Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interests	Total Stockholders’ Equity
Balance as of December 31, 2014, revised	$34	$486		$1,741,154	$(863,545)	$—	$29,691	$907,820
Issuance of common stock from exercise of options, net	—	—		95	—	—	—	95
Issuance, conversion of OP units and associated costs of common stock, net	—	98		564,260	—	—	52,921	617,279
Conversion of Series A-4 preferred stock	—	—		6,900	—	—	—	6,900
Preferred stock redemption	—	—		—	(4,328)	—	—	(4,328)
Share-based compensation - amortization and forfeitures	—	—		6,905	203	—	—	7,108
Net income	—	—		—	160,418	—	9,185	169,603
Distributions	—	—		—	(156,870)	—	(11,026)	(167,896)
Balance at December 31, 2015	34	584		2,319,314	(864,122)	—	80,771	1,536,581
Issuance of common stock from exercise of options, net	—	—	—	149	—	—	—	149
Issuance, conversion of OP units and associated costs of common stock, net	—	144		981,174	—	—	(2,687)	978,631
Conversion of Series A-4 preferred stock	—	—		11,503	—	—	—	11,503
Share-based compensation - amortization and forfeitures	—	4		9,301	252	—	—	9,557
Foreign currency translation loss	—	—		—	—	(3,181)	(220)	(3,401)
Net income	—	—		—	31,321	—	60	31,381
Distributions	—	—		—	(190,866)	—	(11,308)	(202,174)
Balance at December 31, 2016	34	732		3,321,441	(1,023,415)	(3,181)	66,616	2,362,227
Issuance of common stock and common OP units, net	—	63		514,024	—	—	2,001	516,088
Conversion of OP units	—	1		3,556	—	—	(3,298)	259
Redemption of Series A-4 preferred stock	—	—		(3,867)	—	—	—	(3,867)
Conversion of Series A-4 preferred stock	—	1		4,719	—	—	—	4,720
Redemption of Series A-4 OP units	—	—		(2,571)	—	—	—	(2,571)
Redemption of Series A Cumulative Convertible Preferred Stock	(34)	—		(84,966)	—	—	—	(85,000)
Share-based compensation - amortization and forfeitures	—	—		12,398	297	—	—	12,695
Acquisition of noncontrolling interests	—	—		(6,201)	—	—	6,101	(100)
Foreign currency translation gain	—	—		—	—	4,283	244	4,527
Net income	—	—		—	76,765	—	4,849	81,614
Distributions	—	—		—	(215,648)	—	(11,257)	(226,905)
Balance at December 31, 2017	$—	$797		$3,758,533	$(1,162,001)	$1,102	$65,256	$2,663,687

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES:
Net income	$81,819	$31,471	$170,473
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of assets	(9,338)	(11,224)	(5,051)
Gain on disposition of properties, net	—	—	(125,376)
Gain on acquisition of property	—	(510)	—
Unrealized foreign currency translation (gain) / loss	(6,146)	5,005	—
Contingent liability remeasurement (gain) / loss	(3,035)	181	—
Asset impairment charges	742	—	—
Share-based compensation	12,695	9,557	7,108
Depreciation and amortization	256,193	218,669	174,589
Deferred tax (benefit) expense	(582)	(400)	1,000
Amortization of below market lease	(7,402)	(6,570)	(5,073)
Amortization of debt premium	(9,548)	(10,693)	(10,483)
Amortization of deferred financing costs	2,910	2,160	1,936
Amortization of ground lease intangibles	1,914	600	—
Loss on extinguishment of debt	6,019	1,127	2,800
Income from affiliate transactions	—	(500)	(7,500)
Change in notes receivable from financed sales of inventory homes, net of repayments	(26,193)	(20,933)	(9,270)
Change in inventory, other assets and other receivables, net	(29,264)	28,118	(14,618)
Change in other liabilities	(9,034)	(7,365)	1,728
NET CASH PROVIDED BY OPERATING ACTIVITIES	261,750	238,693	182,263
INVESTING ACTIVITIES:
Investment in properties	(288,537)	(223,429)	(208,427)
Acquisitions of properties, net of cash acquired	(120,377)	(1,487,593)	(309,274)
Payments for deposits on acquisitions	—	—	(2,260)
Proceeds from affiliate transactions	—	500	7,500
Proceeds from dispositions of assets and depreciated homes, net	8,575	4,709	6,848
Proceeds from disposition of properties	—	88,696	94,522
Issuance of notes and other receivables	(3,918)	(10,633)	(1,755)
Payment for membership interest	—	—	(2,102)
Repayments of notes and other receivables	2,615	13,238	1,764
NET CASH USED FOR INVESTING ACTIVITIES	(401,642)	(1,614,512)	(413,184)
FINANCING ACTIVITIES:
Issuance and costs of common stock, OP units, and preferred OP units, net	487,677	750,534	310,396
Borrowings on lines of credit	661,000	580,754	421,184
Payments on lines of credit	(719,536)	(505,409)	(401,978)
Proceeds from issuance of other debt	185,153	964,252	377,041
Payments on other debt	(124,427)	(230,785)	(222,877)
Prepayment penalty on debt	(6,019)	(1,127)	(2,800)
Proceeds received from return of prepaid deferred financing costs	—	—	6,852
Redemption of Series A-4 preferred stock and OP units	(24,698)	—	(121,445)
Redemption of Series A cumulative convertible preferred stock	(85,000)	—	—
Redemption of Series B-3 preferred OP units	(4,460)	—	—
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(224,483)	(193,740)	(162,491)
Preferred stock redemption costs	—	—	(4,328)
Payments for deferred financing costs	(3,650)	(25,509)	(7,006)
NET CASH PROVIDED BY FINANCING ACTIVITIES	141,557	1,338,970	192,548
Effect of exchange rate changes on cash and cash equivalents	298	(73)	—
Net change in cash and cash equivalents	1,963	(36,922)	(38,373)
Cash and cash equivalents, beginning of period	8,164	45,086	83,459
Cash and cash equivalents, end of period	$10,127	$8,164	$45,086

	Year Ended December 31,
	2017	2016	2015
SUPPLEMENTAL INFORMATION:
Cash paid for interest (net of capitalized interest of $2,755, $1,595 and $608 respectively)	$124,046	$121,480	$99,989
Cash paid for interest on mandatorily redeemable debt	$3,114	$3,152	$3,222
Cash (refunds) paid for income taxes	$(194)	$452	$310
Noncash investing and financing activities:
Reduction in secured borrowing balance	$23,449	$19,734	$26,293
Change in distributions declared and outstanding	$3,267	$9,626	$6,744
Conversion of common and preferred OP units	$3,556	$5,933	$5,491
Conversion of Series A-4 preferred stock	$4,720	$11,503	$6,900
Proceeds related to the disposition of properties held in escrow	$—	$—	$126,339
Settlement of membership interest	$—	$—	$2,786
Capital lease	$4,114	$—	$—
Noncash investing and financing activities at the date of acquisition:
Acquisitions - Series A-4 preferred OP units issued	$—	$—	$1,000
Acquisitions - Series A-4 preferred stock issued	$—	$—	$175,613
Acquisitions - Common stock and OP units issued	$28,410	$225,000	$278,955
Acquisitions - Series C preferred OP units issued	$—	$—	$33,154
Acquisitions - debt assumed	$4,592	$—	$380,043
Acquisitions - contingent consideration liability	$—	$9,830	$—

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Significant Accounting Policies

Business

Sun Communities, Inc., a Maryland corporation, and all wholly-owned or majority-owned and controlled subsidiaries, including Sun Communities Operating Limited Partnership, a Michigan limited partnership (the “Operating Partnership”), and Sun Home Services, Inc., a Michigan corporation (“SHS”) are referred to herein as the “Company,” “us,” “we,” and “our”. We are a fully integrated, self-administered and self-managed real estate investment trust (“REIT”).

We own, operate, or have an interest in a portfolio, and develop manufactured housing (“MH”) and recreational vehicle (“RV”) communities throughout the United States (“U.S.”). As of December 31, 2017, we owned, operated or had an interest in a portfolio of 350 developed properties located in 29 states and Ontario, Canada (collectively the “Properties”), including 230 MH communities, 89 RV communities, and 31 communities containing both MH and RV sites. As of December 31, 2017, the Properties contained an aggregate of 121,892 developed sites comprised of 83,294 developed MH sites, 22,742 annual RV sites, and 15,856 transient RV sites. There are approximately 9,600 additional MH and RV sites suitable for development.

Principles of Consolidation

The accompanying Consolidated Financial Statements include our accounts and all majority-owned and controlled subsidiaries, including entities in which we have a controlling interest or have been determined to be the primary beneficiary of a variable interest entity (“VIE”). All inter-company transactions have been eliminated in consolidation. Any subsidiaries in which we have an ownership percentage equal to or greater than 50%, but less than 100%, or considered a VIE, represent subsidiaries with a noncontrolling interest. The noncontrolling interests in our subsidiaries are allocated their proportionate share of the subsidiaries’ financial results. This allocation is recorded as the noncontrolling interest in our Consolidated Financial Statements.

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

On January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” Upon adoption of this standard, we expect that substantially all of our future property acquisitions will be accounted for as asset acquisitions. Refer to Note 17, “Recent Accounting Pronouncements,” for additional information regarding adoption of this ASU.

Capitalized Costs

We capitalize certain costs incurred in connection with the development, redevelopment, capital enhancement and leasing of our properties. Management is required to use professional judgment in determining whether such costs meet the criteria for immediate expense or capitalization. The amounts are dependent on the volume and timing of such activities and the costs associated with such activities. Maintenance, repairs and minor improvements to properties are expensed when incurred. Renovations and improvements to properties are capitalized and depreciated over their estimated useful lives and construction costs related to the development of new community or expansion sites are capitalized until the property is substantially complete. Costs incurred to initially renovate pre-owned and repossessed homes that we acquire for our Rental Program are capitalized and the majority of costs incurred to refurbish the homes at turnover and repair the homes while occupied are expensed. Certain expenditures to dealers and residents related to obtaining lessees in our communities are capitalized and amortized over a seven-year period based on the anticipated term of occupancy of a resident. Costs associated with implementing our computer systems are capitalized and amortized over the estimated useful lives of the related software and hardware. Costs incurred to obtain new debt financing are capitalized and amortized over the terms of the related loan agreement using the straight-line method (which approximates the effective interest method).

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less from the date of purchase to be cash and cash equivalents. The maximum amount of credit risk arising from cash deposits in excess of federally insured amounts was approximately $17.7 million and $10.1 million as of December 31, 2017 and 2016, respectively.

Inventory

Inventory of manufactured homes is stated at lower of specific cost or market based on the specific identification method.

Investments in Affiliates

Investments in affiliates in which we do not have a controlling direct or indirect voting interest, but can exercise significant influence over the entity with respect to its operations and major decisions, are accounted for using the equity method of accounting. The carrying value of our investment is adjusted for our proportionate share of the affiliate’s net income or loss and reduced by distributions received. We review the carrying value of our investment in affiliates for other than temporary impairment whenever events or changes in circumstances indicate a possible impairment. Financial condition, operational performance, and other economic trends are some of the factors we consider when we evaluate the existence of impairment indicators. When we have a carrying value of zero for our investment, we suspend the equity method of accounting until such time that the affiliate’s net income equals or exceeds the share of net losses not recognized during the time in which the equity method of accounting was suspended. Refer to Note 6, “Investment in Affiliates,” for additional information.

Notes and Other Receivables

Notes receivable includes both installment loans for manufactured homes purchased by the Company as well as transferred loans that have not met the requirements for sale accounting which are presented herein as collateralized receivables. The notes are collateralized by the underlying manufactured home sold. For purposes of accounting policy, all notes receivable are considered one homogeneous segment, as the notes are typically underwritten using the same requirements and terms. Notes receivable are reported at their outstanding unpaid principal balance adjusted for an allowance for loan loss. Interest income is accrued based upon the unpaid principal balance of the loans.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We evaluate the collectability of a loan based on our ability to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. We generally see that if the obligor is delinquent on the loan they are also delinquent on site rent. If the scheduled payment is delinquent beyond the grace period required by law or by the loan agreement, notice is given to start the collection process. A specific allowance is estimated on the past due loans based on historical delinquency data and current delinquency levels.

Credit quality is evaluated at the inception of the receivable. Factors that are considered in order to determine the credit quality of the applicant include, but are not limited to: rental payment history; home debt to income ratio; loan value to the collateralized asset; total debt to income ratio; length of employment; previous landlord references; and FICO scores.

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

Restricted Cash

Restricted cash consists of amounts held in deposit for tax, insurance and repair escrows held by lenders in accordance with certain debt agreements. At December 31, 2017 and 2016, $13.4 million and $17.1 million of restricted cash, respectively, was included as a component of Other assets, net on the Consolidated Balance Sheets.

Identified Intangible Assets

The Company amortizes identified intangible assets that are determined to have finite lives over the period the assets are expected to contribute directly or indirectly to the future cash flows of the property or business. The carrying amounts of the identified intangible assets are included in Other assets, net on our Consolidated Balance Sheets. Refer to Note 5, “Intangible Assets,” for additional information.

Deferred Taxes

We are subject to certain state taxes that are considered to be income taxes and have certain subsidiaries that are taxed as regular corporations for U.S. (i.e., federal, state, local, etc.) and non-U.S. income tax purposes. Deferred tax assets or liabilities are recognized for temporary differences between the tax basis of assets and liabilities and their carrying amounts in the financial statements and net operating loss carryforwards in certain subsidiaries, including those domiciled in foreign jurisdictions, which may be realized in future periods if the respective subsidiary generates sufficient taxable income. Deferred tax assets and liabilities are measured using currently enacted tax rates. A valuation allowance is established if, based on the available evidence, it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. Refer to Note 12, “Income Taxes,” for additional information.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term financing. The costs are amortized over the terms of the respective loans. Unamortized deferred financing costs are written off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing costs are accounted for in accordance with FASB Accounting Standards Codification (“ASC”) 470-50-40, “Modifications and Extinguishments.”

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

Share-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Binomial (lattice) option-pricing model. The Binomial (lattice) option-pricing model incorporates various assumptions including expected volatility, expected life, dividend yield, and interest rates. Refer to Note 10, “Share-Based Compensation” for additional information.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable, derivative instruments, debt and a contingent consideration liability. We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures, pursuant to FASB ASC 820, “Fair Value Measurements and Disclosures.” Refer to Note 16, “Fair Value of Financial Instruments,” for additional information regarding the estimates and assumptions used to estimate the fair value of each financial instrument class.

Revenue Recognition

Rental income attributable to site and home leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants are generally for one year terms, but may range from month-to-month to two years and are renewable by mutual agreement from us and the resident, or in some cases, as provided by state statute. Revenue from the sale of manufactured homes is recognized upon transfer of title at the closing of the sales transaction. Interest income on notes receivable is recorded on a level yield basis over the life of the notes. We report real estate taxes collected from residents and remitted to taxing authorities in revenue. Refer to Note 17, “Recent Accounting Pronouncements,” for information regarding our adoption of ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” and the related updates subsequently issued by the FASB on January 1, 2018.

Advertising Costs

Advertising costs are expensed as incurred. As of December 31, 2017, 2016 and 2015, we had advertising costs of $5.9 million, $4.2 million and $3.9 million, respectively.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign currency exchange gains and losses arising from fluctuations in currency exchange rates on transactions and the effects of remeasurement of monetary balances denominated in currencies other than the functional currency are recorded in earnings.

For the year ended December 31, 2017, we recorded a foreign currency translation gain of $5.9 million within Other income / (expense), net on our Consolidated Statements of Operations, as compared to a foreign currency translation loss of $5.0 million, for the year ended December 31, 2016. We had no foreign currency translation impact for the year ended December 31, 2015.
Derivative Instruments and Hedging Activities

We do not enter into derivative instruments for speculative purposes. We adjust our balance sheet on a quarterly basis to reflect the current fair market value of our derivatives. We use standard market conventions to determine the fair values of derivative instruments, including the quoted market prices or quotes from brokers or dealers for the same or similar instruments. All methods of assessing fair value result in a general approximation of value and such value may never actually be realized. Changes in the fair value of derivatives are recorded in earnings. As of December 31, 2017 and 2016, the fair value of our derivatives was zero. Refer to Note 15, “Derivative Instruments and Hedging Activities” for additional information.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.      Real Estate Acquisitions and Dispositions

2017 Acquisitions

In December 2017, we acquired Colony in the Wood (“Colony in the Wood”), an age-restricted MH community with 383 sites located in Port Orange, Florida.

In November 2017, we acquired Emerald Coast RV Beach Resort (“Emerald Coast”), an MH and RV community with 201 sites located in Panama City Beach, Florida.

In September 2017, we acquired three age-restricted MH communities: Lazy J Ranch (“Lazy J Ranch”), with 220 sites in Arcata, California; Ocean West (“Ocean West”), with 130 sites in McKinleyville, California; and Caliente Sands (“Caliente Sands”), with 118 sites in Cathedral City, California.

In July 2017, we acquired Pismo Dunes RV Resort (“Pismo Dunes”), an age-restricted RV community with 331 sites located in Pismo Beach, California.

In June 2017, we acquired Arbor Woods (“Arbor Woods”), a MH community with 458 sites located in Superior Township, Michigan.

In May 2017, we acquired Sunset Lakes RV Resort (“Sunset Lakes”), a RV resort with 498 sites located in Hillsdale, Illinois.

In March 2017, we acquired Far Horizons 49er Village RV Resort Inc. (“49er Village”), a RV resort with 328 sites located in Plymouth, California.

The following table summarizes the amounts of assets acquired net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed in 2017 (in thousands):

At Acquisition Date (1)	Colony in the Wood	Emerald Coast	Lazy J Ranch	Ocean West	Caliente Sands	Pismo Dunes	Arbor Woods	Sunset Lakes	49er Village	Total
Investment in property	$32,478	$19,400	$13,938	$9,453	$8,640	$21,260	$15,725	$7,835	$12,890	$141,619
Notes receivable	—	—	—	—	—	—	23	—	—	23
Inventory of manufactured homes	—	—	2	—	21	—	465	—	—	488
In-place leases and other intangible assets	—	100	360	220	210	660	730	210	110	2,600
Total identifiable assets acquired net of liabilities assumed	$32,478	$19,500	$14,300	$9,673	$8,871	$21,920	$16,943	$8,045	$13,000	$144,730

Consideration
Cash	$32,478	$19,500	$14,300	$5,081	$8,871	$—	$14,943	$8,045	$13,000	$116,218
Equity	—	—	—	—	—	26,410	2,000	—	—	28,410
Liabilities assumed	—	—	—	4,592	—	510	—	—	—	5,102
Cash proceeds from seller	—	—	—	—	—	(5,000)	—	—	—	(5,000)
Total consideration	$32,478	$19,500	$14,300	$9,673	$8,871	$21,920	$16,943	$8,045	$13,000	$144,730

(1) The purchase price allocations in the table above are preliminary and may be adjusted as final costs and valuations are determined.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of total revenues and net income included in the Consolidated Statements of Operations for the year ended December 31, 2017 related to the acquisitions completed in 2017 are set forth in the following table (in thousands):

Year Ended December 31, 2017
(unaudited)
Total revenues	$8,857
Net income	$2,248

The following unaudited pro forma financial information presents the results of our operations for the year ended December 31, 2017 and 2016, as if the properties acquired in 2017 had been acquired on January 1, 2016. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees, and purchase accounting.

The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisitions been consummated on January 1, 2016 (in thousands, except per-share data):

	Year Ended December 31,
	(unaudited)
	2017	2016
Total revenues	$992,770	$850,376
Net income attributable to Sun Communities, Inc. common stockholders	$68,404	$22,720
Net income per share attributable to Sun Communities, Inc. common stockholders - basic	$0.90	$0.34
Net income per share attributable to Sun Communities, Inc. common stockholders - diluted	$0.89	$0.34

Also in 2017, we acquired Carolina Pines RV Resort, an undeveloped parcel of land (“Carolina Pines” formerly known as Bear Lake), near Myrtle Beach, South Carolina, for $5.9 million. This land parcel has been entitled and zoned to build an 841 site RV resort.

Transaction costs of $9.8 million, $31.9 million, and $17.8 million have been incurred for the years ended December 31, 2017, 2016, and 2015, respectively. These costs are presented as Transaction costs in our Consolidated Statements of Operations.

2016 Acquisitions

In June 2016, we acquired all of the issued and outstanding shares of common stock of Carefree Communities Inc. (“Carefree”) through the Operating Partnership for an aggregate purchase price of $1.68 billion. Carefree owned 103 MH and RV communities, comprising over 27,000 sites.

At the closing, we issued 3,329,880 shares of common stock at $67.57 per share (or $225.0 million in common stock) to the seller and the Operating Partnership paid the balance of the purchase price in cash. Approximately $1.0 billion of the cash payment was applied simultaneously to repay debt on the properties owned by Carefree. The Operating Partnership funded the cash portion of the purchase price in part with proceeds from debt financings as described in Note 8, “Debt and Lines of Credit” and net proceeds of $385.4 million from an underwritten public offering of 6,037,500 shares of common stock at a price of $66.50 per share in March 2016.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have allocated the “investment in property” balances for Carefree to the respective balance sheet line items upon completion of a purchase price allocation in accordance with the FASB ASC Topic 805 “Business Combinations,” as set forth in the table below (in thousands):

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

The amount of revenue and net income included in the Consolidated Statements of Operations for the year ended December 31, 2016 related to the Carefree acquisition is set forth in the following table (in thousands):

Year Ended December 31, 2016
(unaudited)
Carefree Acquisition
Revenue	$97,836
Net income	$9,070

Dispositions

There were no property dispositions during 2017. During the fourth quarter of 2016, we terminated a ground lease arrangement in one of the communities acquired in the Carefree transaction. No gain or loss resulted from the ground lease termination.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Number of Payments	Repurchase Percentage
Fewer than or equal to 15	100%
Greater than 15 but fewer than 64	90%
Equal to or greater than 64 but fewer than 120	65%
120 or more	50%

The transferred assets have been classified as Collateralized receivables, net and the cash proceeds received from these transactions have been classified as Secured borrowings on collateralized receivables within the Consolidated Balance Sheets. The balance of the collateralized receivables was $128.2 million (net of allowance of $0.9 million) and $143.9 million (net of allowance of $0.6 million) as of December 31, 2017, and December 31, 2016, respectively. The receivables have a weighted average interest rate and maturity of 10.0 percent and 15.3 years as of December 31, 2017, and 10.0 percent and 15.7 years as of December 31, 2016.

The outstanding balance on the secured borrowing was $129.2 million and $144.5 million as of December 31, 2017, and December 31, 2016, respectively.

The collateralized receivables earn interest income, and the secured borrowings accrue interest expense at the same interest rates. The amount of interest income and expense recognized was $13.2 million, $14.0 million, and $13.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

	Year Ended
	December 31, 2017	December 31, 2016
Beginning balance	$144,477	$140,440
Financed sales of manufactured homes	8,153	23,771
Principal payments and payoffs from our customers	(12,186)	(11,937)
Principal reduction from repurchased homes	(11,262)	(7,797)
Total activity	(15,295)	4,037
Ending balance	$129,182	$144,477

The following table sets forth the allowance for the collateralized receivables (in thousands):

	Year Ended
	December 31, 2017	December 31, 2016
Beginning balance	$(607)	$(672)
Lower of cost or market write-downs	1,024	617
Increase to reserve balance	(1,353)	(552)
Total activity	(329)	65
Ending balance	$(936)	$(607)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	Year Ended
	December 31, 2017	December 31, 2016
Installment notes receivable on manufactured homes, net	$115,797	$59,320
Other receivables, net	47,699	21,859
Total notes and other receivables, net	$163,496	$81,179

Installment Notes Receivable on Manufactured Homes

The installment notes of $115.8 million (net of allowance of $0.4 million) and $59.3 million (net of allowance of $0.2 million) as of December 31, 2017 and December 31, 2016, respectively, are collateralized by manufactured homes. The notes represent financing provided to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes have a weighted average interest rate (net of servicing costs) and maturity of 8.2 percent and 17.2 years as of December 31, 2017, and 8.3 percent and 16.0 years as of December 31, 2016.

The change in the aggregate gross principal balance of the installment notes receivable is as follows (in thousands):

	Year Ended
	December 31, 2017	December 31, 2016
Beginning balance	$59,524	$20,610
Financed sales of manufactured homes	66,104	41,322
Acquired notes	23	3,521
Principal payments and payoffs from our customers	(6,128)	(4,363)
Principal reduction from repossessed homes	(3,349)	(1,566)
Total activity	56,650	38,914
Ending balance	$116,174	$59,524

Allowance for Losses for Installment Notes Receivable

The following table sets forth the allowance change for the installment notes receivable (in thousands):

	Year Ended
	December 31, 2017	December 31, 2016
Beginning balance	$(205)	$(192)
Lower of cost or market write-downs	170	128
Increase to reserve balance	(342)	(141)
Total activity	(172)	(13)
Ending balance	$(377)	$(205)

Other Receivables

As of December 31, 2017, other receivables were comprised of amounts due from residents for rent, and water and sewer usage of $7.0 million (net of allowance of $1.5 million), home sale proceeds of $13.8 million, insurance receivables of $24.2 million, and rebates and other receivables of $2.7 million. As of December 31, 2016, other receivables were comprised of amounts due from residents for rent, and water and sewer usage of $6.0 million (net of allowance of $1.5 million), home sale proceeds of $11.6 million, insurance receivables of $2.3 million, rebates and other receivables of $2.0 million.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Intangible Assets

Our intangible assets include ground leases, in-place leases, franchise fees, and other intangible assets. These intangible assets are recorded in Other assets, net on the Consolidated Balance Sheets.

In December 2017, we acquired 25.0 percent of the land that was previously under a ground lease at one of our California communities for $4.0 million, and amended the ground lease agreement to include an option to purchase an additional 25.0 percent of the land. As a result of these transactions, we wrote off $1.1 million of the gross carrying amount of the ground lease intangible and $0.2 million of accumulated amortization. The $0.9 million net write off is included within Property operating and maintenance expense in our Consolidated Statements of Operations for the year ended December 31, 2017.

The gross carrying amounts and accumulated amortization are as follows (in thousands):

		December 31, 2017		December 31, 2016
Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Ground leases	8-57 years	$32,165	$(1,409)	$33,270	$(600)
In-place leases	7 years	100,843	(45,576)	98,235	(31,796)
Franchise fees and other intangible assets	15 years	1,880	(1,451)	1,880	(1,155)
Total		$134,888	$(48,436)	$133,385	$(33,551)

Total amortization expenses related to our intangible assets are as follows (in thousands):

	Year Ended December 31,
Intangible Asset	2017	2016	2015
Ground leases	$809	$600	$—
In-place leases	13,812	11,559	8,299
Franchise fees and other intangible assets	301	535	516
Total	$14,922	$12,694	$8,815

We anticipate amortization expense for our intangible assets to be as follows for the next five years (in thousands):

	Year
	2018	2019	2020	2021	2022
Estimated expense	$14,507	$13,591	$11,863	$11,471	$6,870

6.      Investment in Affiliates

Origen Services

At December 31, 2017 and 2016, we had a 22.9 percent ownership interest in Origen Services, an entity that specializes in resident screening services. We have suspended equity method accounting as the carrying value of our investment is zero.

Origen Financial, Inc. (“Origen”)

Through Sun OFI, LLC, a taxable REIT subsidiary, we previously owned 5,000,000 shares of common stock of Origen, which approximated an ownership interest of 19.3 percent. During 2016, we sold all 5,000,000 shares of common stock in Origen to an unrelated party for aggregate proceeds of $0.5 million. The carrying value of our investment prior to the sale was zero. During 2015, we received a distribution of $7.5 million from Origen.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Consolidated Variable Interest Entities

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

During 2017, we acquired the noncontrolling equity interests in Wildwood Mobile Home Park (“Wildwood”) held by third parties for total consideration of $0.1 million. Prior to this acquisition, we consolidated Wildwood as a VIE. The acquisition resulted in the Company owning a 100.0 percent controlling interest in Wildwood, and was deemed a VIE reconsideration event. We concluded that Wildwood was no longer a VIE.

The following table summarizes the assets and liabilities included in our Consolidated Balance Sheets after appropriate eliminations have been made (in thousands):

	December 31, 2017	December 31, 2016
ASSETS
Investment property, net	$50,193	$88,987
Other assets	1,659	3,054
Total Assets	$51,852	$92,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$41,970	$62,111
Other liabilities	1,468	1,998
Noncontrolling interests	4,285	(2,982)
Total Liabilities and Stockholders’ Equity	$47,723	$61,127

Investment property, net and other assets related to the consolidated VIEs comprised approximately 0.8 percent and 1.6 percent of our consolidated total assets at December 31, 2017 and December 31, 2016, respectively. Debt and other liabilities comprised approximately 1.2 percent and 1.9 percent of our consolidated total liabilities at December 31, 2017 and December 31, 2016, respectively. Noncontrolling interests related to the consolidated VIEs, on an absolute basis, comprised less than 1.0 percent of our consolidated total equity at December 31, 2017 and December 31, 2016.

8.     Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	Carrying Amount		Weighted Average Years to Maturity		Weighted Average Interest Rates
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Collateralized term loans - Life Companies	1,044,246	888,705	13.9	12.2	3.9%	3.9%
Collateralized term loans - FNMA	$1,026,014	$1,046,803	5.6	6.6	4.4%	4.3%
Collateralized term loans - CMBS	410,747	492,294	5.0	5.6	5.1%	5.2%
Collateralized term loans - FMCC	386,349	391,765	6.9	7.9	3.9%	3.9%
Secured borrowings	129,182	144,477	15.3	15.7	10.0%	10.0%
Lines of credit	41,257	100,095	3.1	3.6	2.8%	2.1%
Preferred OP units - mandatorily redeemable	41,443	45,903	5.0	5.4	6.7%	6.9%
Total debt	$3,079,238	$3,110,042	8.9	8.5	4.5%	4.5%

Collateralized Term Loans

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2017, we defeased a $38.6 million collateralized term loan with a 5.25 percent fixed interest rate that was due to mature on June 1, 2022. As a result of the transaction we recognized a loss on extinguishment of debt of $5.2 million in our Consolidated Statements of Operations. Concurrent with the defeasance, we entered into a new $100.0 million collateralized term loan, encumbered by the same property, with a 4.25 percent fixed rate of interest and 30-year term. Refer to Note 20, “Subsequent Events,” for additional information regarding collateralized term loan repayments after December 31, 2017.

In September 2017, in connection with the Ocean West acquisition, we assumed a $4.6 million collateralized term loan with Fannie Mae, with an interest rate of 4.34 percent and a remaining term of 9.8 years.

In June 2017, we entered into a $77.0 million collateralized term loan which bears interest at a rate of 4.16 percent amortizing over a 25-year term. We also repaid a $3.9 million collateralized term loan with an interest rate of 6.54 percent that was due to mature on August 31, 2017. As a result of the repayment transaction, we recognized a loss on extinguishment of debt of $0.3 million in our Consolidated Statements of Operations.

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

During the fourth quarter of 2016, we repaid a total of $79.1 million aggregate principal amount of collateralized term loans that were due to mature during 2017, releasing 10 communities. Also in the fourth quarter of 2016, we entered into a promissory note $58.5 million that bears interest at a rate of 3.33 percent and has a seven-year term. The repayment of the note is interest only for the entire term.

In September 2016, 15 subsidiaries of the Operating Partnership entered into a promissory note for total borrowings of $139.0 million with PNC Bank, as lender (the “Freddie Mac Financing”). Five of the loans totaling $70.2 million bear interest at a rate of 3.93 percent and have ten-year terms. The remaining ten loans totaling $68.8 million bear interest at a rate of 3.75 percent and have seven-year terms. The Freddie Mac Financing provides for principal and interest payments to be amortized over 30 years.

Proceeds from the Freddie Mac Financing described above and the underwritten registered public equity offering in September 2016 described in Note 9, “Equity and Mezzanine Securities” were utilized to repay $62.1 million in mortgage loans and $300.0 million on our revolving loan under our senior revolving credit facility (refer to Lines of Credit below for additional information regarding the A&R Facility.)

In June 2016, 17 subsidiaries of the Operating Partnership entered into a Master Credit Facility Agreement (the “Fannie Mae Credit Agreement”) with Regions Bank, as lender. Pursuant to the Fannie Mae Credit Agreement, Regions Bank loaned a total of $338.0 million under a senior secured credit facility, comprised of two ten-year term loans in the amount of $300.0 million and $38.0 million, respectively (collectively the “Fannie Mae Financing”). The $300.0 million term loan bears interest at 3.69 percent and the $38.0 million term loan bears interest at 3.67 percent for a blended rate of 3.69 percent. The Fannie Mae Financing provides for principal and interest payments to be amortized over 30 years.

The Fannie Mae Financing is secured by mortgages encumbering 17 MH communities comprised of real and personal property owned by the borrowers. Additionally, the Company and the Operating Partnership have provided a guaranty of the non-recourse carve-out obligations of the borrowers under the Fannie Mae Financing.

Additionally, in June 2016, three subsidiaries of the Operating Partnership entered into mortgage loan documents (the “NML Loan Documents”) with The Northwestern Mutual Life Insurance Company (“NML”). Pursuant to the NML Loan Documents, NML made three portfolio loans to the subsidiary borrowers in the aggregate amount of $405.0 million. NML loaned $162.0 million under a ten-year term loan to two of the subsidiary borrowers (the “Portfolio A Loan”). The Portfolio A Loan bears interest at 3.53 percent and is secured by deeds of trust encumbering seven MH communities and one RV community. NML also loaned $163.0 million under a 12-year term loan (the “Portfolio B Loan”) to one subsidiary which is also a borrower under the Portfolio A Loan. The Portfolio B Loan bears interest at 3.71 percent and is secured by deeds of trust and a ground lease encumbering eight MH communities. NML also loaned $80.0 million under a 12-year term loan (the “Portfolio C Loan” and, collectively, with the Portfolio A Loan and the Portfolio B Loan, the “NML Financing”) to one subsidiary borrower. The Portfolio C Loan bears interest at 3.71 percent and is secured by a mortgage encumbering one RV community. The MH and RV communities noted above that secure the NML Financing were acquired as part of the Carefree transaction (Refer to Note 2, “Real Estate Acquisitions and Dispositions”).

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Proceeds from the Fannie Mae Financing and NML Financing were primarily used to fund the cash portion of the Carefree acquisition (Refer to Note 2, “Real Estate Acquisitions and Dispositions”).

The collateralized term loans totaling $2.9 billion as of December 31, 2017, are secured by 190 properties comprised of 75,198 sites representing approximately $3.4 billion of net book value.

Secured Borrowings

Refer to Note 3, “Collateralized Receivables and Transfers of Financial Assets,” for additional information regarding our collateralized receivables and secured borrowings transactions.

Preferred OP units

Preferred OP units at December 31, 2017 and 2016 include $34.7 million of Aspen preferred OP units issued by the Operating Partnership. As of December 31, 2017, these units are convertible indirectly into 459,499 shares of our common stock. Subject to certain limitations, at any time prior to January 1, 2024, the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the market price of our common stock is $68.00 per share or less, 0.397 common OP units; or (b) if the market price of our common stock is greater than $68.00 per share, the number of common OP units is determined by dividing (i) the sum of (A) $27.00 plus (B) 25 percent of the amount by which the market price of our common stock exceeds $68.00 per share, by (ii) the per-share market price of our common stock. The current preferred distribution rate is 6.5 percent. On January 2, 2024, we are required to redeem all Aspen preferred OP units that have not been converted to common OP units.

Preferred OP units also include $6.7 million and $11.2 million at December 31, 2017 and 2016, respectively, of Series B-3 preferred OP units, which are not convertible. During the three months ended December 31, 2017, we redeemed 44,599 of the Series B-3 preferred OP units at an average redemption price per unit, which included accrued and unpaid distributions, of $101.143755. In the aggregate, we paid $4.5 million to redeem these units. Refer to Note 20, “Subsequent Events” for additional information regarding Series B-3 preferred OP unit redemptions after December 31, 2017.

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

Lines of Credit

In April 2017, we amended and restated our credit agreement (the “A&R Credit Agreement”) with Citibank, N.A. (“Citibank”) and certain other lenders. Pursuant to the A&R Credit Agreement, we have a senior revolving credit facility with Citibank and certain other lenders in the amount of $650.0 million, comprised of a $550.0 million revolving loan and a $100.0 million term loan (the “A&R Facility”). The A&R Credit Agreement has a four-year term ending April 25, 2021, which can be extended for two additional six-month periods at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. The A&R Credit Agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $350.0 million. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the A&R Facility may be increased up to $1.0 billion.

The A&R Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the A&R Credit Agreement, which margin can range from 1.35 percent to 2.20 percent for the revolving loan and 1.30 percent to 2.15 percent for the term loan. As of December 31, 2017, the margin on our leverage ratio was 1.35 percent and 1.30 percent on the revolving and term loans, respectively. We had $37.8 million in borrowings on the

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

revolving loan and no borrowings on the term loan totaling $37.8 million as of December 31, 2017, with a weighted average interest rate of 2.79 percent.

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

The A&R Facility provides, and the Previous Facility provided, us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but does reduce the borrowing amount available. At December 31, 2017 and December 31, 2016, $1.3 million and $4.6 million, respectively, of availability was used to back standby letters of credit.

We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us at least a twelve month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate as quoted in the Wall Street Journal on the first business day of each month or 6.0 percent. At December 31, 2017, the effective interest rate was 7.0 percent.  The outstanding balance was $4.0 million and $2.8 million as of December 31, 2017 and December 31, 2016, respectively.

Covenants

Pursuant to the terms of the A&R Facility, we are subject to various financial and other covenants. The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution, and net worth requirements. At December 31, 2017, we were in compliance with all covenants.

In addition, certain of our subsidiary borrowers own properties that secure loans. These subsidiaries are consolidated within our accompanying Consolidated Financial Statements, however, each of these subsidiaries’ assets and credit are not available to satisfy the debts and other obligations of the Company, any of its other subsidiaries or any other person or entity.

Long-term Debt Maturities

As of December 31, 2017, the total of maturities and amortization of our debt (excluding premiums and discounts) and lines of credit during the next five years were as follows (in thousands):

	Maturities and Amortization By Year
	Total Due	2018	2019	2020	2021	2022	Thereafter
Mortgage loans payable:
Maturities	$2,183,609	$26,186	$64,314	$58,078	$270,680	$82,544	$1,681,807
Principal amortization	674,113	55,564	56,904	57,593	56,612	54,001	393,439
Secured borrowings	129,182	5,541	6,036	6,583	7,069	7,302	96,651
Lines of credit	41,809	—	4,009	—	37,800	—	—
Preferred OP units - mandatorily redeemable	41,443	6,780	—	—	—	—	34,663
Total	$3,070,156	$94,071	$131,263	$122,254	$372,161	$143,847	$2,206,560

9.      Equity and Mezzanine Securities

Public Equity Offerings

In May 2017, we closed an underwritten registered public offering of 4,830,000 shares of common stock at a price of $86.00 per share. Proceeds from the offering were $408.9 million after deducting expenses related to the offering, which were used to repay

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

borrowings outstanding under the revolving loan under our A&R Facility, to fund acquisitions and for working capital and general corporate purposes.

In September 2016, we closed an underwritten registered public offering of 3,737,500 shares of common stock at a net price of $75.89 per share. Proceeds from the offering were approximately $283.6 million after deducting expenses related to the offering, which were used to repay borrowings outstanding under the revolving loan under our Previous Facility.

In June 2016, at the closing of the Carefree acquisition, we issued the seller 3,329,880 shares of our common stock at an issuance price of $67.57 per share or $225.0 million in common stock. Refer to Note 2, “Real Estate Acquisitions and Dispositions.”

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

Concurrent with the entry into the Sales Agreement, we terminated our previous sales agreement dated June 17, 2015, with BMO Capital Markets Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., (the “Prior Agreement”). The Prior Agreement had an aggregate offering price of up to $250.0 million. We did not incur any penalties in connection with termination of the Prior Agreement.

Issuances of common stock under the Sales Agreement during 2017 were as follows:

Quarter Ended	Common Stock Issued	Weighted Average Sales Price	Net Proceeds (in Millions)
December 31, 2017	321,800	$93.33	$29.7

Issuances of common stock under the Prior Agreement during 2017 and 2016 were as follows:

Quarter Ended	Common Stock Issued	Weighted Average Sales Price	Net Proceeds (in Millions)
June 30, 2017	400,000	$85.01	$33.6
March 31, 2017	280,502	$76.47	$21.2
December 31, 2016	19,498	$75.90	$1.5
September 30, 2016	620,828	$76.81	$47.1
June 30, 2016	485,000	$71.86	$34.4

Issuances of Common Stock and Common OP Units

In July 2017, we issued 298,900 shares of common stock totaling $26.4 million in connection with the acquisition of Pismo Dunes.

In June 2017, we issued a total of 23,311 common OP units for total consideration of $2.0 million in connection with acquisition activity during the three months ended June 30, 2017.

Conversions

Subject to certain limitations, holders can convert certain series of stock and OP units to shares of our common stock at any time. Below is the activity of conversions during 2017 and 2016:

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Year Ended December 31, 2017		Year Ended December 31, 2016
Series	Conversion Rate	Units/Shares	Common Stock	Units/Shares	Common Stock
Common OP unit	1	36,055	36,055	104,106	104,106
Series A-1 preferred OP unit	2.439	21,919	53,456	20,691	50,458
Series A-4 preferred OP unit	0.4444	10,000	4,440	120,906	53,733
Series A-4 preferred stock	0.4444	158,036	70,238	385,242	171,218
Series C preferred OP unit	1.11	16,806	18,651	7,043	7,815

Dividends

Dividend distributions declared for the quarter ended December 31, 2017 are as follows:

Dividend	Record Date	Payment Date	Distribution per Share	Total Distribution
Common Stock, Common OP units and Restricted Stock	12/29/2017	1/16/2018	$0.67	$55,225
Series A-4 Cumulative Convertible Preferred Stock	12/21/2017	1/2/2018	$0.40625	$441

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

In November 2017, we redeemed all of the outstanding shares of our 7.125% Series A Cumulative Redeemable Preferred Stock. Holders received a cash payment of $25.14349 per share which included accrued and unpaid dividends. In the aggregate, the Company paid $85.5 million to redeem all of the 3,400,000 outstanding shares.

In June 2017, we redeemed 438,448 shares of Series A-4 preferred stock and 200,000 shares of Series A-4 preferred OP units from certain of the Green Courte entities for total consideration of $24.7 million. Accrued dividends totaling $0.2 million were also paid in connection with the redemptions. The Green Courte entities were the sellers of the American Land Lease portfolio which we acquired in 2014 and 2015.

Repurchase Program

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock. We have 400,000 common shares remaining in the repurchase program. No common shares were repurchased during 2017 or 2016. There is no expiration date specified for the repurchase program.

10.      Share-Based Compensation

As of December 31, 2017, we have two share-based compensation plans; the Sun Communities, Inc. 2015 Equity Incentive Plan (“2015 Equity Incentive Plan”) and the First Amended and Restated 2004 Non-Employee Director Option Plan (“2004 Non-Employee Director Option Plan”). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success, and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

over several years and are subject to continued employment by the employee. Award recipients receive distribution payments on unvested shares of restricted stock.

2015 Equity Incentive Plan

At the Annual Meeting of Stockholders held on July 20, 2015, the stockholders approved the 2015 Equity Plan. The 2015 Equity Plan had been adopted by the Board and was effective upon approval by our stockholders. The maximum number of shares of common stock that may be issued under the 2015 Equity Plan is 1,750,000 shares of our common stock, with 1,344,769 shares remaining for future issuance.

2004 Non-Employee Director Option Plan

The director plan was approved by our stockholders at the Annual Meeting of Stockholders held on July 19, 2012. The director plan amended and restated in its entirety our 2004 Non-Employee Director Stock Option Plan.

The types of awards that may be granted under the director plan are options, restricted stock and OP units. Only non-employee directors are eligible to participate in the director plan. The maximum number of options, restricted stock and OP units that may be issued under the Director Plan is 175,000 shares, with 26,754 shares remaining for future issuance.

During the year ended December 31, 2017, shares were granted as follows:

Award	Type	Plan	Shares Granted	Grant Date Fair Value Per Share		Vesting Type	Vesting Anniversary	Percentage

2017	Key Employees	2015 Equity Incentive Plan	2,500	$84.18	(1)	Time Based	2nd	35.0%
							3rd	35.0%
							4th	20.0%
							5th	5.0%
							6th	5.0%

2017	Executive Officers	2015 Equity Incentive Plan	100,000	$79.30	(2)	Time Based	3rd	20.0%
							4th	30.0%
							5th	35.0%
							6th	10.0%
							7th	5.0%

2017	Executive Officers	2015 Equity Incentive Plan	100,000	$79.30	(2)	Market & Performance Conditions	Multiple tranches through March 2022

2017	Directors	2004 Non-Employee Director Option Plan	16,900	$79.64	(1)	Time Based	3rd	100.0%
(1) Grant date fair value is measured based on the closing price of our common stock on the date(s) shares are issued.
(2) Share-based compensation for restricted stock awards with performance conditions is measured based on an estimate of shares expected to vest. We estimate the fair value of share-based compensation for restricted stock with market conditions using a Monte Carlo simulation.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2016, shares were granted as follows:

Award	Type	Plan	Shares Granted	Grant Date Fair Value Per Share		Vesting Type	Vesting Anniversary	Percentage

2016	Executive Officers	2015 Equity Incentive Plan	65,000	$69.25	(2)	Time Based	3rd	20.0%
							4th	30.0%
							5th	35.0%
							6th	10.0%
							7th	5.0%

2016	Executive Officers	2015 Equity Incentive Plan	65,000	$69.25	(2)	Market & Performance Conditions	Multiple tranches through March 2022

2016	Directors	2004 Non-Employee Director Option Plan	16,800	$69.45	(1)	Time Based	3rd	100.0%

2016	Key Employees	2015 Equity Incentive Plan	81,000	$69.70	(1)	Time Based	3rd	35.0%
							4th	35.0%
							5th	20.0%
							6th	5.0%
							7th	5.0%
(1) Grant date fair value is measured based on the closing price of our common stock on the date(s) shares are issued.
(2) Share-based compensation for restricted stock awards with performance conditions is measured based on an estimate of shares expected to vest. We estimate the fair value of share-based compensation for restricted stock with market conditions using a Monte Carlo simulation.

The following table summarizes our restricted stock activity for the years ended December 31, 2017, 2016, and 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted shares at January 1, 2015	688,743	$43.87
Granted	216,800	$64.32
Vested	(85,021)	$31.89
Forfeited	(7,262)	$45.94
Unvested restricted shares at December 31, 2015	813,260	$50.59
Granted	227,800	$69.43
Vested	(165,631)	$45.90
Forfeited	(33,795)	$56.49
Unvested restricted shares at December 31, 2016	841,634	$56.38
Granted	219,400	$79.38
Vested	(196,412)	$47.60
Forfeited	(4,769)	$56.43
Unvested restricted shares at December 31, 2017	859,853	$64.25

Total compensation cost recognized for restricted stock was $12.7 million, $9.6 million, and $7.1 million for the years ended December 31, 2017, 2016, and 2015, respectively. The total fair value of shares vested was $9.3 million, $7.6 million, and $2.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. The remaining net compensation cost related to our unvested restricted shares outstanding as of December 31, 2017 is approximately $35.4 million. That expense is expected to be recognized $11.1 million in 2018, $8.8 million in 2019, $7.7 million in 2020 and $7.8 million thereafter.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options

During 2017, 1,500 non-employee director options with an intrinsic value of $0.1 million were exercised at a weighted average price of $29.91. At December 31, 2017, 3,000 fully vested non-employee director options remained outstanding with an intrinsic value of $0.2 million. These options had a weighted average exercise price of $33.45 and a weighted average contractual term of 3.1 years. No options have been granted, and there has been no compensation expense associated with non-vested stock option awards for the years ended December 31, 2017, 2016, or 2015.

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

Transactions between our segments are eliminated in consolidation. Transient RV revenue is included in the Real Property Operations segment revenues and is approximately $78.0 million for the year ended December 31, 2017. In 2017, transient RV revenue was recognized 27.2 percent in the first quarter, 20.1 percent in the second quarter, 36.9 percent in the third quarter, and 15.8 percent in the fourth quarter.

A presentation of our segment financial information is summarized as follows (amounts in thousands):

	Year Ended December 31, 2017
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$779,739	$177,957	$957,696
Operating expenses / Cost of sales	289,637	117,114	406,751
Net operating income / Gross profit	490,102	60,843	550,945
Adjustments to arrive at net income / (loss):
Interest and other revenues, net	24,875	(1)	24,874
Home selling expense	—	(12,457)	(12,457)
General and administrative	(64,735)	(9,976)	(74,711)
Transaction costs	(9,812)	11	(9,801)
Catastrophic weather related charges, net	(7,856)	(496)	(8,352)
Depreciation and amortization	(199,960)	(61,576)	(261,536)
Loss on extinguishment of debt	(6,019)	—	(6,019)
Interest	(127,113)	(15)	(127,128)
Interest on mandatorily redeemable preferred OP units	(3,114)	—	(3,114)
Other income / (expense), net	8,983	(1)	8,982
Current tax expense	(62)	(384)	(446)
Deferred tax benefit	582	—	582
Net income / (loss)	105,871	(24,052)	81,819
Less: Preferred return to preferred OP units	4,581	—	4,581
Less: Amounts attributable to noncontrolling interests	6,339	(1,284)	5,055
Net income / (loss) attributable to Sun Communities, Inc.	94,951	(22,768)	72,183
Less: Preferred stock distributions	7,162	—	7,162
Net income / (loss) attributable to Sun Communities, Inc. common stockholders	$87,789	$(22,768)	$65,021

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2016
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$654,341	$158,287	$812,628
Operating expenses / Cost of sales	241,005	104,714	345,719
Net operating income / Gross profit	413,336	53,573	466,909
Adjustments to arrive at net income / (loss):
Interest and other revenues, net	21,150	—	21,150
Home selling expenses	—	(9,744)	(9,744)
General and administrative	(55,481)	(8,606)	(64,087)
Transaction costs	(31,863)	(51)	(31,914)
Catastrophic weather related charges, net	(1,147)	(25)	(1,172)
Depreciation and amortization	(166,296)	(55,474)	(221,770)
Loss on extinguishment of debt	(1,127)	—	(1,127)
Interest	(119,150)	(13)	(119,163)
Interest on mandatorily redeemable preferred OP units	(3,152)	—	(3,152)
Other expenses, net	(4,675)	(1)	(4,676)
Current tax expense	(471)	(212)	(683)
Deferred tax benefit	400	—	400
Income from affiliate transactions	500	—	500
Net income / (loss)	52,024	(20,553)	31,471
Less: Preferred return to preferred OP units	5,006	—	5,006
Less: Amounts attributable to noncontrolling interests	1,478	(1,328)	150
Net income / (loss) attributable to Sun Communities, Inc.	45,540	(19,225)	26,315
Less: Preferred stock distributions	8,946	—	8,946
Net income / (loss) attributable to Sun Communities, Inc. common stockholders	$36,594	$(19,225)	$17,369

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2015
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$530,610	$125,964	$656,574
Operating expenses / Cost of sales	188,030	83,897	271,927
Net operating income / Gross profit	342,580	42,067	384,647
Adjustments to arrive at net income / (loss):
Interest and other revenues, net	18,119	38	18,157
Home selling expenses	—	(7,476)	(7,476)
General and administrative	(40,235)	(7,220)	(47,455)
Transaction costs	(17,802)	(1)	(17,803)
Depreciation and amortization	(125,297)	(52,340)	(177,637)
Loss on extinguishment of debt	(2,800)	—	(2,800)
Interest	(107,647)	(12)	(107,659)
Interest on mandatorily redeemable preferred OP units	(3,219)	—	(3,219)
Gain on disposition of properties	106,613	18,763	125,376
Current tax expense	(56)	(102)	(158)
Deferred tax expense	—	(1,000)	(1,000)
Income from affiliate transactions	7,500	—	7,500
Net income / (loss)	177,756	(7,283)	170,473
Less: Preferred return to preferred OP units	4,973	—	4,973
Less: Amounts attributable to noncontrolling interests	10,622	(568)	10,054
Net income / (loss) attributable to Sun Communities, Inc.	162,161	(6,715)	155,446
Less: Preferred stock distributions	13,793	—	13,793
Less: Preferred stock redemption costs	4,328	—	4,328
Net income / (loss) attributable to Sun Communities, Inc. common stockholders	$144,040	$(6,715)	$137,325

	December 31, 2017			December 31, 2016
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$5,172,521	$472,833	$5,645,354	$5,019,165	$450,316	$5,469,481
Cash and cash equivalents	(7,649)	17,776	10,127	3,705	4,459	8,164
Inventory of manufactured homes	—	30,430	30,430	—	21,632	21,632
Notes and other receivables, net	149,798	13,698	163,496	68,901	12,278	81,179
Collateralized receivables, net	128,246	—	128,246	143,870	—	143,870
Other assets, net	130,455	3,849	134,304	143,650	2,800	146,450
Total assets	$5,573,371	$538,586	$6,111,957	$5,379,291	$491,485	$5,870,776

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.     Income Taxes

We have elected to be taxed as a REIT pursuant to Section 856(c) of the Internal Revenue Code of 1986, as amended (“Code”). In order for us to qualify as a REIT, at least 95.0 percent of our gross income in any year must be derived from qualifying sources. In addition, a REIT must distribute annually at least 90.0 percent of its REIT taxable income (calculated without any deduction for dividends paid and excluding capital gain) to its stockholders and meet other tests.

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation, which requires us continually to monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the year ended December 31, 2017.

As a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on the ordinary taxable income we distribute to our stockholders as dividends. If we fail to qualify as a REIT in any taxable year, our taxable income could be subject to U.S. federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if we qualify as a REIT, we may be subject to certain state and local income taxes as well as U.S. federal income and excise taxes on our undistributed income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries (“TRSs”) is subject to federal, state and local income taxes. The Company is also subject to income taxes in Canada as a result of the acquisition of Carefree in 2016. We do not provide for withholding taxes on our undistributed earnings from our Canadian subsidiaries as they are reinvested and will continue to be reinvested indefinitely outside the United States.

For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, and return of capital. For the years ended December 31, 2017, 2016, and 2015, distributions paid per share were taxable as follows (unaudited / rounded):

	Years Ended December 31,
	2017		2016		2015
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$0.83	31.2%	$0.81	31.2%	$1.08	41.7%
Capital gain	—	—%	0.51	19.6%	0.78	30.1%
Return of capital	1.83	68.8%	1.28	49.2%	0.74	28.2%
Total distributions declared	$2.66	100.0%	$2.60	100.0%	$2.60	100.0%

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. Under the Tax Act, the corporate income tax rate is reduced from a maximum marginal rate of 35.0 percent to a flat 21.0 percent. In accordance with ASC 740, “Accounting for Income Taxes,” entities are required to recognize the effect of tax law changes in the period of enactment even though the effective date of most provisions of the Tax Act was January 1, 2018. Although the Staff Accounting Bulletin (“SAB”) No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” allows entities to record provisional amounts during a measurement period, it is our view that we have obtained the necessary information available to prepare and analyze (including computations) in reasonable detail the accounting for the change in tax law as noted below.

The components of our (benefit) / provision for income taxes attributable to continuing operations for the year ended December 31, 2017 and 2016 are as follows (amounts in thousands):

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2017	Year Ended December 31, 2016
Federal
Current	$(181)	$187
State and Local
Current	675	438
Deferred	(11)	—
Foreign
Current	(48)	58
Deferred	(571)	(400)

Total (Benefit) / Provision	$(136)	$283

A reconciliation of the (benefit) / provision for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the year ended December 31, 2017 and 2016 is as follows (amounts in thousands):

	Year Ended December 31, 2017		Year Ended December 31, 2016
Pre-tax loss attributable to taxable subsidiaries	$(17,404)		$(11,157)

Federal provision / (benefit) at statutory tax rate (34%)	(5,918)	34.0%	(3,794)	34.0%
State and local taxes, net of federal benefit	(3)	—%	(183)	1.6%
Alternative minimum tax	—	—%	93	(0.8)%
Rate differential	318	(1.8)%	104	(0.9)%
Change in valuation allowance	(21,322)	122.5%	4,021	(36.0)%
Change in deferred tax asset	25,885	(148.7)%	—	—%
Others	360	(2.1)%	(225)	2.0%
Tax (benefit) / provision - taxable subsidiaries	(680)	3.9%	16	(0.1)%
Other state taxes - flow through subsidiaries	544		267
Total (benefit) / provision	$(136)		$283

Our deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards, and with respect to our Canadian investments, depreciation and basis differences between tax and U.S. GAAP.

At December 31, 2017, we re-measured the deferred tax assets and liabilities of our U.S. TRSs to reflect the effect of the enacted change in the tax rate under the Tax Act. We have also considered the new tax rate in assessing the need for and change to our existing valuation allowance and adjusted accordingly. Since we have recorded a full valuation allowance against substantially all of our deferred tax assets related to the U.S. TRSs, no material impact on the net deferred tax asset and the provision for income taxes was noted.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred tax assets and liabilities included in the consolidated balance sheets are comprised of the following tax effects of temporary differences and based on the Tax Act (amounts in thousands):

	As of December 31,
	2017	2016
Deferred Tax Assets
Net operating loss carryforwards	$19,739	$30,821
Real estate assets	23,523	33,167
Other	1,272	1,746
Gross deferred tax assets	44,534	65,734
Valuation allowance	(41,932)	(63,862)
Net deferred tax assets	2,602	1,872

Deferred Tax Liabilities
Basis differences - foreign investment	(25,114)	(23,816)
Gross deferred tax liabilities	(25,114)	(23,816)

Net Deferred Tax Liability (1)	$(22,512)	$(21,944)

(1) Net deferred tax liability is included within Other liabilities in our Consolidated Balance Sheets.

SHS had U.S. operating loss carryforwards of $81.0 million, or $17.1 million after tax, as of December 31, 2017. The loss carryforwards will begin to expire in 2021 through 2035 if not offset by future taxable income. In addition, our Canadian subsidiaries have operating loss carryforwards of $10.2 million, or $2.7 million after tax, as of December 31, 2017. The loss carryforwards will begin to expire in 2033 through 2038 if not offset by future taxable income.

We had no unrecognized tax benefits as of December 31, 2017 and 2016. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2017.

We classify certain state taxes as income taxes for financial reporting purposes. We recorded a provision for state income taxes of $0.7 million for the year ended December 31, 2017, $0.4 million for the year ended December 31, 2016, and $0.2 million for the year ended December 31, 2015.

As previously noted, certain of our subsidiaries are subject to income taxes in the U.S. and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require application of significant judgment. With few exceptions, we are no longer subject to U.S. federal, state and local, examinations by tax authorities for the tax years ended December 31, 2011 and prior. In addition, our Canadian subsidiaries are subject to taxes in Canada and in the province of Ontario. We are no longer subject to examination by the Canadian tax authorities for the tax years ended December 31, 2012 and prior.

Our policy is to report income tax penalties and income tax related interest expense as a component of income tax expense. No interest or penalty associated with any unrecognized income tax benefit or provision was accrued, nor was any income tax related interest or penalty recognized during the years ended December 31, 2017, 2016 and 2015.

SHS is currently under audit by the Internal Revenue Service for the tax year 2015.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.     Earnings Per Share

We have outstanding stock options, unvested restricted common shares, and Series A-4 preferred stock, and our Operating Partnership has outstanding common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series A-4 preferred OP units, Series C preferred OP units, and Aspen preferred OP Units, which if converted or exercised, may impact dilution.

Computations of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Year Ended December 31,
Numerator	2017	2016	2015
Net income attributable to common stockholders	$65,021	$17,369	$137,325
Allocation to restricted stock awards	455	115	(1,757)
Basic earnings: net income attributable to common stockholders after allocation	$65,476	$17,484	$135,568
Allocation of income to restricted stock awards	(455)	(115)	—
Diluted earnings: net income attributable to common stockholders after allocation	$65,021	$17,369	$135,568
Denominator
Weighted average common shares outstanding	76,084	65,856	53,686
Add: dilutive stock options	2	8	16
Add: dilutive restricted stock	625	457	—
Diluted weighted average common shares and securities	76,711	66,321	53,702
Earnings per share available to common stockholders after allocation:
Basic	$0.85	$0.27	$2.53
Diluted	$0.85	$0.26	$2.52

We have excluded certain securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Restricted Stock	—	—	813
Common OP units	2,746	2,759	2,863
Series A-1 preferred OP units	345	367	388
Series A-3 preferred OP units	40	40	40
Series A-4 preferred OP units	424	634	755
Series A-4 preferred stock	1,085	1,682	2,067
Series C preferred OP units	316	333	340
Aspen preferred OP units	1,284	1,284	1,284
Total securities	6,240	7,099	8,550

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Selected Quarterly Financial Information (Unaudited)

The following is a condensed summary of our unaudited quarterly results for years ended December 31, 2017 and 2016. Income /
(loss) per share for the year may not equal the sum of the fiscal quarters’ income / (loss) per share due to changes in basic and diluted shares outstanding.

	Quarters
	1st	2nd	3rd	4th
	(In thousands, except per share amounts)
2017
Total revenues	$234,400	$237,899	$268,245	$242,026
Total expenses	209,729	222,171	234,995	234,850
Income before other items	$24,671	$15,728	$33,250	$7,176

Net income attributable to Sun Communities, Inc. common stockholders	$21,104	$12,364	$24,115	$7,438

Earnings per share:
Basic	$0.29	$0.16	$0.31	$0.09
Diluted	$0.29	$0.16	$0.31	$0.09

2016
Total revenues	$174,644	$190,799	$249,701	$218,634
Total expenses	162,638	195,781	226,688	211,569
Income / (loss) before other items	$12,006	(4,982)	$23,013	$7,065

Net income / (loss) attributable to Sun Communities, Inc. common stockholders	$7,875	(7,803)	$18,897	(1,600)

Earnings / (loss) per share:
Basic	$0.14	$(0.12)	$0.27	$(0.02)
Diluted	$0.14	$(0.12)	$0.27	$(0.02)

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

The following table provides the terms of our interest rate cap derivative contracts that were in effect as of December 31, 2017:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Cap Rate	Spread	Effective Fixed Rate
Cap	Cap Floating Rate	4/1/2015	4/1/2018	$150.1	3 Month LIBOR	3.2040%	9.000%	—%	N/A
Cap	Cap Floating Rate	10/3/2016	5/1/2023	$9.6	3 Month LIBOR	4.0040%	11.020%	—%	N/A

In accordance with ASC Topic 815, “Derivatives and Hedging,” derivative instruments are recorded at fair value in Other assets, net or Other liabilities on the Consolidated Balance Sheets. As of December 31, 2017 and 2016, the fair value of the derivatives was zero.

16.     Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable, derivative instruments, and debt.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy under which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumption. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair value hierarchy:

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

Derivative Instruments

The derivative instruments held by us are interest rate cap agreements for which quoted market prices are indirectly available. For those derivatives, we use model-derived valuations in which all significant inputs and significant value drivers are observable in active markets provided by brokers or dealers to determine the fair values of derivative instruments on a recurring basis (Level 2). Refer to Note 15, “Derivative Instruments and Hedging Activities.”

Installment Notes Receivable on Manufactured Homes

The net carrying value of the installment notes receivable on manufactured homes estimates the fair value as the interest rates in the portfolio are comparable to current prevailing market rates (Level 2). Refer Note 4, “Notes and Other Receivables.”

Long Term Debt and Lines of Credit

The fair value of long-term debt (excluding the secured borrowing) is based on the estimates of management and on rates currently quoted, rates currently prevailing for comparable loans, and instruments of comparable maturities (Level 2). Refer to Note 8, “Debt and Lines of Credit.”

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

The table below sets forth our financial assets and liabilities that required disclosure of their fair values on a recurring basis as of December 31, 2017. The table presents the carrying values and fair values of our financial instruments as of December 31, 2017 and December 31, 2016 that were measured using the valuation techniques described above (in thousands). The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable as the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	December 31, 2017		December 31, 2016
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Installment notes receivable on manufactured homes, net	$115,797	$115,797	$59,320	$59,320
Collateralized receivables, net	$128,246	$128,246	$143,870	$143,870
Financial liabilities
Debt (excluding secured borrowings)	$2,908,799	$2,726,770	$2,865,470	$2,820,680
Secured borrowings	$129,182	$129,182	$144,477	$144,477
Lines of credit	$41,257	$41,257	$100,095	$98,640
Other liabilities (contingent consideration)	$6,976	$6,976	$10,011	$10,011

17.     Recent Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09 “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” This update is to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, regarding a change to the terms or conditions of a share-based payment award. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within that year. Early adoption is permitted, including adoption in interim periods, for reporting periods for which financial statements have not yet been issued. Once effective, we will apply the standard prospectively should a modification occur.

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

Under current guidance, substantially all of our property acquisitions are accounted for as business combinations with identifiable assets and liabilities measured at fair value, and acquisition related costs expensed as incurred and reported as Transaction costs in our Consolidations Statements of Operations. Upon adoption of ASU 2017-01, we expect that substantially all of our future pr

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operty acquisitions will be accounted for as assets acquisitions. We will allocate the purchase price of the properties on a relative fair value basis and capitalize direct acquisition related costs as part of the purchase price.

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

Once effective, we will include restricted cash and cash equivalents as prescribed by ASU 2016-18 in our Consolidated Statements of Cash Flows. Our restricted cash consists of amounts held in deposit for tax, insurance and repair escrows held by lenders in accordance with certain debt agreements. At December 31, 2017 and 2016, $13.4 million and $17.1 million of restricted cash, respectively, was included as a component of Other assets, net on our Consolidated Balance Sheets.

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

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are in the initial phases of evaluating how ASU 2016-13 will impact our accounting policies regarding assessment of, and allowance for, loan losses.

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

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” The core principle of this update is that a lessee should recognize the assets and liabilities that arise from leases while the accounting by a lessor is largely unchanged from that applied under previous GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Our income from real property and rental home revenue streams is derived from rental agreements where we are the lessor. As noted above, the lessor accounting model is largely unchanged by this update. We are the lessee in other arrangements, primarily for our executive offices, ground leases at five communities, and certain equipment. We are currently evaluating our inventory of such leases for recognition of right of use assets and corresponding lease liabilities on our Consolidated Balance Sheets, and the related disclosure requirements thereto.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We will adopt ASU 2014-09 and the related updates subsequently issued by the FASB on January 1, 2018, via the modified retrospective approach. Applicability of the standard updates to our revenue streams and other considerations are summarized below.

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

As detailed above, our revenues from income from real property, home sales, ancillary revenues, and broker commissions will be in the scope of the new guidance. Upon adoption, we will present contract assets and liabilities, as applicable, when one party to a transaction has performed and the other has not. Our disclosures will be expanded, as applicable, to discuss our performance obligations, contract balances, timing and nature of our revenue streams. There will not be any other resulting changes to our accounting policies for revenue recognition or Consolidated Financial Statements from adoption of this guidance.

18.     Commitments and Contingencies

Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

Catastrophic Weather Related Charges

In September 2017, Hurricane Irma impacted 121 of our communities in Florida and three in Georgia. We recognized charges totaling $31.7 million comprised of $21.3 million for debris and tree removal, common area repairs and minor flooding damage, as well as $10.4 million for impaired assets at three Florida Keys communities.

These charges were partially offset by estimated insurance recoveries of $23.7 million. We maintain property, casualty, flood and business interruption insurance for our community portfolio, subject to customary deductibles and limits. As of December 31, 2017, we had not received any insurance recoveries. Refer to Note 20, “Subsequent Events” for information regarding insurance recoveries received subsequent to year end.

The net charges of $8.0 million related to Hurricane Irma were recognized as Catastrophic weather related charges, net in our Consolidated Statements of Operations for the year ended December 31, 2017. Actual charges and insurance recoveries could vary significantly from these estimates. Any changes to these estimates will be recognized in the period(s) in which they are determined.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected insurance recoveries for lost earnings and redevelopment costs greater than the asset impairment charge for the Florida Keys were excluded from our Consolidated Statements of Operations for the year ended December 31, 2017. We are actively working with our insurer on the related claims, but have not yet received any advance for the expected recovery of lost earnings. The three Florida Keys communities will require redevelopment followed by a tenant lease-up period. As such, we currently cannot estimate a date when operating results will be restored to pre-hurricane levels. Our business interruption insurance policy provides for up to 60 months of coverage from the date of restoration.

19. Related Party Transactions

Lease of Executive Offices. Gary A. Shiffman, together with certain of his family members, indirectly owns an equity interest of approximately 28.0 percent in American Center LLC, the entity from which we lease office space for our principal executive offices. Each of Brian M. Hermelin, Ronald A. Klein and Arthur A. Weiss indirectly owns a less than one percent interest in American Center LLC. Mr. Shiffman is our Chief Executive Officer and Chairman of the Board. Each of Mr. Hermelin, Mr. Klein and Mr. Weiss is a director of the Company. Under this agreement, we lease approximately 71,500 rentable square feet of permanent space, and approximately 21,000 rentable square feet of temporary space. The initial term of the lease is until October 31, 2026, and the base rent is $17.95 per square foot (gross) until October 31, 2018, for both permanent and temporary space, with graduated rental increases thereafter. Each of Mr. Shiffman, Mr. Hermelin, Mr. Klein and Mr. Weiss may have a conflict of interest with respect to his obligations as our officer and/or director and his ownership interest in American Center LLC.

Legal Counsel. During 2015-2017, Jaffe, Raitt, Heuer, & Weiss, Professional Corporation acted as our general counsel and represented us in various matters. Arthur A. Weiss is the Chairman of the Board of Directors and a shareholder of such firm. We incurred legal fees and expenses owed to Jaffe, Raitt, Heuer, & Weiss of approximately $5.0 million, $8.0 million and $4.6 million in the years ended December 31, 2017, 2016 and 2015, respectively.

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

20. Subsequent Events

In January 2018, we redeemed 41,051 units of our 8.00% Series B-3 preferred OP units (“B-3 Units”). The weighted average redemption price per unit, which included accrued and unpaid distributions, was $100.065753. In the aggregate, we paid $4.1 million to redeem the B-3 Units.
In January 2018, we repaid three collateralized term loans totaling $7.6 million with a weighted average interest rate of 6.25 percent, releasing two encumbered communities. The loans were due to mature on March 1, 2019. We recognized a loss on extinguishment of debt of $0.2 million as a result of the repayment transactions.

In February 2018, we received $5.0 million of insurance recoveries in connection with property damage at our Florida and Georgia communities resulting from Hurricane Irma in September 2017. Refer to Note 18, “Commitments and Contingencies” for additional information regarding impacts to our consolidated financial statements from Hurricane Irma.

We have evaluated our Consolidated Financial Statements for subsequent events through the date that this Form 10-K was issued.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2017
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2017
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
49'er Village RV Resort (4)	Plymouth, CA	—	2,180	10,710	—	945	2,180	11,655	13,835	217	2017	(A)
Academy/West Pointe	Canton, MI	B	1,485	14,278	—	8,622	1,485	22,900	24,385	11,527	2000	(A)
Adirondack Gateway RV Resort & Campground	Gansevoort, NY	—	620	1,970	—	2,022	620	3,992	4,612	186	2016	(A)
Allendale Meadows Mobile Village	Allendale, MI	B	366	3,684	—	11,493	366	15,177	15,543	8,595	1996	(A)
Alpine Meadows Mobile Village	Grand Rapids, MI	A	729	6,692	—	10,058	729	16,750	17,479	9,141	1996	(A&C)
Alta Laguna	Rancho Cucamonga, CA	D	23,736	21,088	—	1,260	23,736	22,348	46,084	1,146	2016	(A)
Apple Carr Village	Muskegon, MI	—	800	6,172	—	9,535	800	15,707	16,507	3,430	2011	(A&C)
Apple Creek Manufactured Home Community and Self Storage	Amelia, OH	B	543	5,480	—	2,786	543	8,266	8,809	3,993	1999	(A)
Arbor Terrace RV Park	Bradenton, FL	C	456	4,410	—	4,261	456	8,671	9,127	4,299	1996	(A)
Arbor Woods (4)	Superior Township, MI	—	3,340	12,385	—	3,785	3,340	16,170	19,510	345	2017	(A)
Ariana Village Mobile Home Park	Lakeland, FL	D	240	2,195	—	1,440	240	3,635	3,875	2,126	1994	(A)
Arran Lake RV Resort & Campground	Allenford, ON (1)	—	1,190	1,175	15	239	1,205	1,414	2,619	73	2016	(A)
Austin Lone Star RV Resort	Austin, TX	—	630	7,913	—	1,534	630	9,447	10,077	498	2016	(A)
Autumn Ridge (3)	Ankeny, IA	B	890	8,054	(33)	4,545	857	12,599	13,456	7,230	1996	(A)
Bahia Vista Estates	Sarasota, FL	—	6,810	17,650	—	751	6,810	18,401	25,211	969	2016	(A)
Baker Acres RV Resort	Zephyrhills, FL	E	2,140	11,880	—	1,593	2,140	13,473	15,613	704	2016	(A)
Bell Crossing (3)	Clarksville, TN	B	717	1,916	(13)	8,505	704	10,421	11,125	5,360	1999	(A&C)
Big Timber Lake RV Resort	Cape May, NJ	A	590	21,308	—	1,915	590	23,223	23,813	4,016	2013	(A)
Big Tree RV Resort	Arcadia, FL	—	1,250	13,534	—	1,372	1,250	14,906	16,156	795	2016	(A)
Blazing Star	San Antonio, TX	C	750	6,163	—	1,669	750	7,832	8,582	1,730	2012	(A)
Blue Heron Pines	Punta Gorda, FL	E	410	35,294	—	2,883	410	38,177	38,587	3,120	2015	(A&C)
Blue Jay MH & RV Resort	Dade City, FL	—	2,040	9,679	—	1,109	2,040	10,788	12,828	540	2016	(A)
Blue Star/Lost Dutchman	Apache Junction, AZ	E	5,120	12,720	—	5,651	5,120	18,371	23,491	2,125	2014	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2017
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2017
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Blueberry Hill	Bushnell, FL	C	3,830	3,240	—	2,970	3,830	6,210	10,040	1,534	2012	(A)
Boulder Ridge	Pflugerville, TX	B	1,000	500	3,324	27,780	4,324	28,280	32,604	12,277	1998	(C)
Branch Creek Estates	Austin, TX	B	796	3,716	—	5,790	796	9,506	10,302	6,034	1995	(A&C)
Brentwood Estates	Hudson, FL	E	1,150	9,359	—	2,530	1,150	11,889	13,039	1,006	2015	(A)
Brentwood Mobile Village	Kentwood, MI	B	385	3,592	—	2,219	385	5,811	6,196	3,646	1996	(A)
Brentwood West	Mesa, AZ	B	13,620	24,202	—	1,139	13,620	25,341	38,961	3,095	2014	(A)
Brookside Mobile Home Village	Goshen, IN	B	260	1,080	386	16,993	646	18,073	18,719	8,418	1985	(A&C)
Brookside Village	Kentwood, MI	D	170	5,564	—	502	170	6,066	6,236	1,401	2011	(A)
Buttonwood Bay	Sebring, FL	D	1,952	18,294	—	6,355	1,952	24,649	26,601	12,663	2001	(A)
Byron Center Mobile Village	Byron Center, MI	A	253	2,402	—	2,291	253	4,693	4,946	2,917	1996	(A)
Caliente Sands (4)	Cathedral City, CA	—	1,930	6,710	—	58	1,930	6,768	8,698	118	2017	(A)
Camelot Villa	Macomb, MI	A	910	21,211	—	11,738	910	32,949	33,859	5,830	2013	(A)
Campers Haven RV Resort	Dennisport, MA	—	14,260	11,915	—	1,022	14,260	12,937	27,197	697	2016	(A)
Candlelight Manor	South Dakota, FL	—	3,140	3,867	—	948	3,140	4,815	7,955	227	2016	(A)
Candlelight Village	Sauk Village, IL	A	600	5,623	—	10,691	600	16,314	16,914	8,491	1996	(A)
Cape May Crossing	Cape May, NJ	—	270	1,693	—	462	270	2,155	2,425	111	2016	(A)
Cape May KOA	Cape May, NJ	C	650	7,736	—	6,351	650	14,087	14,737	2,797	2013	(A)
Carolina Pines RV Resort (5)	Longs, SC	—	5,900	—	—	366	5,900	366	6,266	—	2017	(A)
Carriage Cove	Sanford, FL	E	6,050	21,235	—	2,308	6,050	23,543	29,593	2,955	2014	(A)
Carrington Pointe	Ft. Wayne, IN	—	1,076	3,632	—	12,389	1,076	16,021	17,097	6,401	1997	(A&C)
Castaways RV Resort & Campground	Berlin, MD	A	14,320	22,277	—	4,894	14,320	27,171	41,491	3,810	2014	(A&C)
Cava Robles RV Resort (5)	Paso Robles, CA	—	1,396	—	—	14,702	1,396	14,702	16,098	—	2014	(C)
Cave Creek	Evans, CO	B	2,241	15,343	—	11,369	2,241	26,712	28,953	8,969	2004	(C)
Central Park MH & RV Resort	Haines City, FL	—	2,600	10,405	—	1,096	2,600	11,501	14,101	606	2016	(A)
Chisholm Point Estates	Pflugerville, TX	—	609	5,286	—	4,079	609	9,365	9,974	5,989	1995	(A&C)
Cider Mill Crossings	Fenton, MI	C	520	1,568	—	21,686	520	23,254	23,774	5,433	2011	(A&C)
Cider Mill Village	Middleville, MI	A	250	3,590	—	3,292	250	6,882	7,132	1,922	2011	(A)
Citrus Hill RV Resort	Dade City, FL	—	1,170	2,422	—	824	1,170	3,246	4,416	164	2016	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2017
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2017
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Clear Water Mobile Village	South Bend, IN	B	80	1,270	61	6,567	141	7,837	7,978	4,078	1986	(A)
Club Naples	Naples, FL	C	5,780	4,952	—	2,703	5,780	7,655	13,435	1,987	2011	(A)
Club Wildwood	Hudson, FL	E	14,206	21,275	—	736	14,206	22,011	36,217	1,128	2016	(A)
Cobus Green Mobile Home Park	Osceola, IN	A	762	7,037	—	9,203	762	16,240	17,002	8,589	1993	(A)
Colony in the Wood (4)	Port Orange, FL	—	—	32,478	—	9	—	32,487	32,487	—	2017	(A&C)
The Colony (2)	Oxnard, CA	—	—	6,437	—	787	—	7,224	7,224	367	2016	(A)
Comal Farms	New Braunfels, TX	C	1,455	1,732	—	9,074	1,455	10,806	12,261	4,970	2000	(A&C)
Continental North	Davison, MI	A	749	6,089	—	14,348	749	20,437	21,186	10,708	1996	(A&C)
Corporate Headquarters (5)	Southfield, MI	—	—	—	—	64,969	—	64,969	64,969	16,183	Various
Country Acres Mobile Village	Cadillac, MI	A	380	3,495	—	3,903	380	7,398	7,778	4,075	1996	(A)
Country Hills Village	Hudsonville, MI	A	340	3,861	—	1,863	340	5,724	6,064	1,729	2011	(A)
Country Meadows Mobile Village	Flat Rock, MI	B	924	7,583	296	19,272	1,220	26,855	28,075	15,951	1994	(A&C)
Country Meadows Village	Caledonia, MI	C	550	5,555	—	7,713	550	13,268	13,818	2,168	2011	(A&C)
Country Squire MH & RV Resort	Paisley, FL	—	520	1,719	—	1,001	520	2,720	3,240	127	2016	(A)
Countryside Atlanta	Lawrenceville, GA	C	1,274	10,957	—	5,289	1,274	16,246	17,520	5,496	2004	(A&C)
Countryside Estates	Mckean, PA	E	320	11,610	—	1,501	320	13,111	13,431	1,592	2014	(A)
Countryside Gwinnett	Buford, GA	A	1,124	9,539	—	3,840	1,124	13,379	14,503	6,515	2004	(A)
Countryside Lake Lanier	Buford, GA	B	1,916	16,357	—	9,002	1,916	25,359	27,275	10,976	2004	(A)
Countryside Village	Great Falls, MT	C	430	7,157	—	950	430	8,107	8,537	962	2014	(A)
Craigleith RV Resort & Campground	Clarksburg, ON (1)	—	420	705	5	219	425	924	1,349	44	2016	(A)
Creekwood Meadows	Burton, MI	A	808	2,043	404	15,334	1,212	17,377	18,589	9,438	1997	(C)
Cutler Estates Mobile Village	Grand Rapids, MI	B	749	6,941	—	4,102	749	11,043	11,792	6,646	1996	(A)
Cypress Greens	Lake Alfred, FL	E	960	17,518	—	1,353	960	18,871	19,831	1,622	2015	(A)
Daytona Beach RV Resort	Port Orange, FL	—	2,300	7,158	—	1,607	2,300	8,765	11,065	476	2016	(A)
Deer Lake RV Resort & Campground	Huntsville, ON (1)	—	2,830	4,260	35	584	2,865	4,844	7,709	237	2016	(A)
Deerfield Run	Anderson, IN	C	990	1,607	—	6,999	990	8,606	9,596	3,958	1999	(A&C)
Deerwood	Orlando, FL	B	6,920	37,593	—	4,804	6,920	42,397	49,317	3,673	2015	(A)
Desert Harbor	Apache Junction, AZ	E	3,940	14,891	—	310	3,940	15,201	19,141	1,842	2014	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2017
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2017
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Driftwood Camping Resort	Clermont, NJ	D	1,450	29,851	—	2,713	1,450	32,564	34,014	4,389	2014	(A)
Dunedin RV Resort	Dunedin, FL	E	4,400	16,923	—	1,327	4,400	18,250	22,650	959	2016	(A)
Dutton Mill Village	Caledonia, MI	A	370	8,997	—	1,759	370	10,756	11,126	2,664	2011	(A)
Eagle Crest	Firestone, CO	B	2,015	150	—	30,614	2,015	30,764	32,779	14,732	1998	(C)
East Fork	Batavia, OH	C	1,280	6,302	—	19,771	1,280	26,073	27,353	9,611	2000	(A&C)
East Village Estates	Washington Twp., MI	A	1,410	25,413	—	4,904	1,410	30,317	31,727	6,136	2012	(A)
Egelcraft	Muskegon, MI	D	690	22,596	—	2,228	690	24,824	25,514	3,117	2014	(A)
Ellenton Gardens RV Resort	Ellenton, FL	E	2,130	7,755	—	1,353	2,130	9,108	11,238	478	2016	(A)
Emerald Coast RV Resort(4)	Panama City Beach, FL	—	10,330	9,070	—	49	10,330	9,119	19,449	166	2017	(A)
Fairfield Village	Ocala, FL	B	1,160	18,673	—	315	1,160	18,988	20,148	1,648	2015	(A)
Fiesta Village	Mesa, AZ	—	2,830	4,475	—	838	2,830	5,313	8,143	634	2014	(A)
Fisherman's Cove	Flint, MI	A	380	3,438	—	4,001	380	7,439	7,819	4,761	1993	(A)
Forest Meadows	Philomath, OR	A	1,031	2,050	—	538	1,031	2,588	3,619	1,465	1999	(A)
Forest View	Homosassa, FL	B	1,330	22,056	—	450	1,330	22,506	23,836	1,956	2015	(A)
Fort Tatham RV Resort & Campground	Sylva, NC	—	110	760	—	701	110	1,461	1,571	73	2016	(A)
Fort Whaley	Whaleyville, MD	C	510	5,194	—	3,910	510	9,104	9,614	679	2015	(A)
Four Seasons	Elkhart, IN	A	500	4,811	—	3,533	500	8,344	8,844	4,089	2000	(A)
Frenchtown Villa/Elizabeth Woods	Newport, MI	E	1,450	52,327	—	15,702	1,450	68,029	69,479	7,837	2014	(A&C)
Friendly Village of La Habra	La Habra, CA	D	26,956	25,202	—	1,092	26,956	26,294	53,250	1,407	2016	(A)
Friendly Village of Modesto	Modesto, CA	D	6,260	20,885	—	1,029	6,260	21,914	28,174	1,093	2016	(A)
Friendly Village of Simi	Simi Valley, CA	D	14,906	15,986	—	860	14,906	16,846	31,752	864	2016	(A)
Friendly Village of West Covina	West Covina, CA	D	14,520	5,221	—	722	14,520	5,943	20,463	324	2016	(A)
Frontier Town	Ocean City, MD	C	18,960	43,166	—	8,132	18,960	51,298	70,258	4,530	2015	(A)
Glen Haven RV Resort	Zephyrhills, FL	E	1,980	8,373	—	1,138	1,980	9,511	11,491	508	2016	(A)
Glen Laurel	Concord, NC	C	1,641	453	—	13,981	1,641	14,434	16,075	6,951	2001	(A&C)
Gold Coaster	Homestead, FL	A	446	4,234	172	5,241	618	9,475	10,093	4,774	1997	(A)
Grand Bay	Dunedin, FL	—	3,460	6,314	—	643	3,460	6,957	10,417	354	2016	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2017
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2017
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Grand Lakes	Citra, FL	C	5,280	4,501	—	3,524	5,280	8,025	13,305	1,895	2012	(A)
Grand Mobile Estates	Grand Rapids, MI	B	374	3,587	—	3,848	374	7,435	7,809	3,723	1996	(A)
Grand Oaks RV Resort & Campground	Cayuga, ON (1)	—	970	4,220	12	453	982	4,673	5,655	229	2016	(A)
The Grove at Alta Ridge (3)	Thornton, CO	E	5,370	37,116	—	(30)	5,370	37,086	42,456	4,419	2014	(A)
Grove Ridge RV Resort	Dade City, FL	E	1,290	5,387	—	1,080	1,290	6,467	7,757	341	2016	(A)
Groves RV Resort	Ft. Myers, FL	A	249	2,396	—	3,808	249	6,204	6,453	2,755	1997	(A)
Gulfstream Harbor	Orlando, FL	B	14,510	78,930	—	4,137	14,510	83,067	97,577	7,209	2015	(A)
Gulliver's Lake RV Resort & Campground	Millgrove, ON (1)	—	2,950	2,950	37	324	2,987	3,274	6,261	170	2016	(A)
Gwynn's Island RV Resort & Campground	Gwynn, VA	C	760	595	—	1,983	760	2,578	3,338	499	2013	(A)
Hamlin	Webberville, MI	B	125	1,675	536	13,437	661	15,112	15,773	6,470	1984	(A&C)
The Hamptons	Auburndale, FL	B	15,890	67,555	—	1,973	15,890	69,528	85,418	5,930	2015	(A)
Heritage	Temecula, CA	D	13,200	7,877	—	986	13,200	8,863	22,063	465	2016	(A)
Hickory Hills Village	Battle Creek, MI	—	760	7,697	—	2,295	760	9,992	10,752	2,685	2011	(A)
Hidden Ridge RV Resort	Hopkins, MI	C	440	893	—	2,906	440	3,799	4,239	803	2011	(A)
Hidden River RV Resort	Riverview, FL	—	3,950	6,376	—	1,199	3,950	7,575	11,525	398	2016	(A)
Hidden Valley RV Resort & Campground	Normandale, ON (1)	—	2,610	4,170	33	1,035	2,643	5,205	7,848	248	2016	(A)
The Hideaway	Key West, FL	—	2,720	972	—	521	2,720	1,493	4,213	80	2016	(A)
High Pointe (3)	Frederica, DE	—	898	7,031	(42)	6,792	856	13,823	14,679	6,686	1997	(A)
Hill Country Cottage and RV Resort	New Braunfels, TX	C	3,790	27,200	—	1,828	3,790	29,028	32,818	1,794	2016	(A&C)
The Hills	Apopka, FL	—	1,790	3,869	—	968	1,790	4,837	6,627	241	2016	(A)
Holiday West Village	Holland, MI	B	340	8,067	—	1,260	340	9,327	9,667	2,318	2011	(A)
Holly Forest Estates	Holly Hill, FL	B	920	8,376	—	1,336	920	9,712	10,632	5,996	1997	(A)
Holly Village / Hawaiian Gardens	Holly, MI	B	1,514	13,596	—	5,242	1,514	18,838	20,352	7,853	2004	(A)
Homosassa River RV Resort	Homosassa Springs, FL	—	1,520	5,020	—	1,625	1,520	6,645	8,165	365	2016	(A)
Horseshoe Cove RV Resort	Bradenton, FL	E	9,466	32,612	—	2,601	9,466	35,213	44,679	1,852	2016	(A)
Hunters Crossing	Capac, MI	C	430	1,092	—	1,247	430	2,339	2,769	453	2012	(A)
Hunters Glen	Wayland, MI	C	1,102	11,926	—	11,469	1,102	23,395	24,497	7,828	2004	(C)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2017
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2017
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Indian Creek Park	Ft. Myers Beach, FL	D	3,832	34,660	—	11,283	3,832	45,943	49,775	28,304	1996	(A)
Indian Creek RV & Camping Resort (3)	Geneva on the Lake, OH	C	420	20,791	(5)	6,683	415	27,474	27,889	4,186	2013	(A&C)
Indian Wells RV Resort	Indio, CA	D	2,880	19,470	—	1,964	2,880	21,434	24,314	1,145	2016	(A)
Island Lakes	Merritt Island, FL	D	700	6,431	—	809	700	7,240	7,940	5,037	1995	(A)
Jellystone Park(TM) at Birchwood Acres	Greenfield Park, NY	A	560	5,527	—	5,246	560	10,773	11,333	2,242	2013	(A)
Jellystone Park(TM) at Larkspur	Larkspur, CO	—	1,880	5,521	—	2,246	1,880	7,767	9,647	362	2016	(A)
Jellystone Park(TM) of Western New York	North Java, NY	A	870	8,884	—	6,205	870	15,089	15,959	2,772	2013	(A)
Kensington Meadows	Lansing, MI	B	250	2,699	—	8,406	250	11,105	11,355	6,706	1995	(A&C)
Kimberly Estates	Newport, MI	C	1,250	6,160	—	8,041	1,250	14,201	15,451	827	2016	(A)
Kings Court Mobile Village	Traverse City, MI	—	1,473	13,782	269	7,148	1,742	20,930	22,672	12,097	1996	(A&C)
Kings Lake	DeBary, FL	D	280	2,542	—	2,798	280	5,340	5,620	3,314	1994	(A)
Kings Manor	Lakeland, FL	—	2,270	5,578	—	1,670	2,270	7,248	9,518	330	2016	(A)
King's Pointe	Lake Alfred, FL	B	510	16,763	—	478	510	17,241	17,751	1,472	2015	(A)
Kissimmee Gardens	Kissimmee, FL	—	3,270	14,402	—	1,042	3,270	15,444	18,714	781	2016	(A)
Kissimmee South RV Resort	Davenport, FL	—	3,740	6,819	—	1,489	3,740	8,308	12,048	437	2016	(A)
Knollwood Estates	Allendale, MI	A	400	4,061	—	4,202	400	8,263	8,663	4,243	2001	(A)
La Casa Blanca	Apache Junction, AZ	B	4,370	14,142	—	587	4,370	14,729	19,099	1,786	2014	(A)
La Costa Village	Port Orange, FL	D	3,640	62,315	—	1,381	3,640	63,696	67,336	5,443	2015	(A)
La Hacienda RV Resort	Austin, TX	C	3,670	22,225	—	922	3,670	23,147	26,817	2,445	2015	(A)
Lafayette Place	Warren, MI	A	669	5,979	—	7,616	669	13,595	14,264	7,066	1998	(A)
Lafontaine RV Resort & Campground	Tiny, ON (1)	—	1,290	2,075	16	1,235	1,306	3,310	4,616	133	2016	(A)
Lake Avenue RV Resort & Campground	Cherry Valley, ON (1)	—	670	1,290	8	459	678	1,749	2,427	90	2016	(A)
Lake In Wood	Narvon, PA	A	7,360	7,097	—	1,553	7,360	8,650	16,010	1,902	2012	(A)
Lake Josephine	Sebring, FL	—	490	2,830	—	432	490	3,262	3,752	57	2016	(A)
Lake Juliana Landings	Auburndale, FL	A	335	3,048	—	1,806	335	4,854	5,189	3,066	1994	(A)
Lake Pointe Village	Mulberry, FL	D	480	29,795	—	399	480	30,194	30,674	2,584	2015	(A)
Lake Rudolph Campground & RV Resort	Santa Claus, IN	A	2,340	28,113	—	6,698	2,340	34,811	37,151	6,100	2014	(A&C)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2017
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2017
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Lake San Marino RV Park	Naples, FL	A	650	5,760	—	4,165	650	9,925	10,575	5,237	1996	(A)
Lakefront	Lakeside, CA	D	21,556	17,440	—	953	21,556	18,393	39,949	948	2016	(A)
Lakeland RV Resort	Lakeland, FL	—	1,730	5,524	—	1,340	1,730	6,864	8,594	334	2016	(A)
Lakeshore Landings	Orlando, FL	D	2,570	19,481	—	1,276	2,570	20,757	23,327	2,476	2014	(A)
Lakeshore Villas	Tampa, FL	B	3,080	18,983	—	740	3,080	19,723	22,803	1,689	2015	(A)
Lakeside Crossing	Conway, SC	D	3,520	31,615	—	6,549	3,520	38,164	41,684	2,859	2015	(A&C)
Lakeview	Ypsilanti, MI	C	1,156	10,903	—	6,643	1,156	17,546	18,702	7,570	2004	(A)
Lamplighter	Port Orange, FL	B	1,330	12,846	—	671	1,330	13,517	14,847	1,160	2015	(A)
Lazy J Ranch (4)	Arcata, CA	—	7,100	6,838	—	—	7,100	6,838	13,938	122	2017	(A)
Leisure Village	Belmont, MI	C	360	8,219	—	809	360	9,028	9,388	1,917	2011	(A)
Lemon Wood	Ventura, CA	D	19,540	6,918	—	868	19,540	7,786	27,326	406	2016	(A)
Liberty Farms	Valparaiso, IN	C	66	1,201	116	3,577	182	4,778	4,960	2,739	1985	(A&C)
Lincoln Estates	Holland, MI	—	455	4,201	—	2,869	455	7,070	7,525	4,267	1996	(A)
Long Beach RV Resort & Campground	Barnegat, NJ	—	710	3,414	—	835	710	4,249	4,959	211	2016	(A)
Majestic Oaks RV Resort	Zephyrhills, FL	E	3,940	4,725	28	1,166	3,968	5,891	9,859	311	2016	(A)
Maple Brook	Matteson, IL	B	8,460	48,865	—	571	8,460	49,436	57,896	5,976	2014	(A)
Maplewood Manor	Brunswick, ME	E	1,770	12,982	—	1,529	1,770	14,511	16,281	1,766	2014	(A)
Marco Naples RV Resort	Naples, FL	—	2,790	10,458	—	1,369	2,790	11,827	14,617	629	2016	(A)
Meadow Lake Estates	White Lake, MI	B	1,188	11,498	127	8,719	1,315	20,217	21,532	13,569	1994	(A)
Meadowbrook	Charlotte, NC	C	1,310	6,570	—	15,277	1,310	21,847	23,157	8,853	2000	(A&C)
Meadowbrook Estates	Monroe, MI	A	431	3,320	379	13,888	810	17,208	18,018	10,249	1986	(A)
Meadowbrook Village	Tampa, FL	B	519	4,728	—	1,090	519	5,818	6,337	4,120	1994	(A)
Meadowlands of Gibraltar	Rockwood, MI	A	640	7,673	—	4,997	640	12,670	13,310	1,296	2015	(A)
Merrymeeting	Brunswick, ME	C	250	1,020	—	836	250	1,856	2,106	240	2014	(A)
Mill Creek RV Resort	Kissimmee, FL	—	1,400	4,839	—	1,312	1,400	6,151	7,551	338	2016	(A)
Mountain View	Mesa, AZ	B	5,490	12,325	—	404	5,490	12,729	18,219	1,570	2014	(A)
Napa Valley	Napa, CA	D	17,740	11,675	—	615	17,740	12,290	30,030	664	2016	(A)
Naples RV Resort	Naples, FL	C	3,640	2,020	—	1,828	3,640	3,848	7,488	940	2011	(A)
New Point RV Resort	New Point, VA	C	1,550	5,259	—	4,090	1,550	9,349	10,899	1,753	2013	(A)
New Ranch	Clearwater, FL	—	2,270	2,723	—	703	2,270	3,426	5,696	173	2016	(A)
North Lake	Moore Haven, FL	C	4,150	3,486	—	1,745	4,150	5,231	9,381	1,404	2011	(A)
North Point Estates	Pueblo, CO	C	1,582	3,027	—	5,039	1,582	8,066	9,648	3,790	2001	(C)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2017
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2017
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Northville Crossings	Northville, MI	B	1,236	29,564	—	8,798	1,236	38,362	39,598	8,992	2012	(A)
Oak Creek	Coarsegold, CA	B	4,760	11,185	—	1,492	4,760	12,677	17,437	1,511	2014	(A)
Oak Crest	Austin, TX	B	4,311	12,611	—	9,266	4,311	21,877	26,188	8,949	2002	(C)
Oak Island Village	East Lansing, MI	—	320	6,843	—	2,602	320	9,445	9,765	2,440	2011	(A)
Oak Ridge	Manteno, IL	D	1,090	36,941	—	2,947	1,090	39,888	40,978	4,785	2014	(A)
Oakview Estates	Arcadia, FL	—	850	3,881	—	793	850	4,674	5,524	237	2016	(A)
Oakwood Village	Miamisburg, OH	B	1,964	6,401	—	14,521	1,964	20,922	22,886	11,107	1998	(A&C)
Ocean Breeze (6)	Marathon, FL	—	2,330	1,770	—	(1,727)	2,330	43	2,373	—	2016	(A)
Ocean Breeze Jensen Beach	Jensen Beach, FL	—	19,026	13,862	—	13,340	19,026	27,202	46,228	924	2016	(A&C)
Ocean West (4)	McKinleyville, CA	B	5,040	4,413	27	—	5,067	4,413	9,480	79	2017	(A)
Orange City MH & RV Resort	Orange City, FL	C	920	5,540	—	1,882	920	7,422	8,342	1,703	2011	(A)
Orange Tree Village	Orange City, FL	D	283	2,530	15	1,124	298	3,654	3,952	2,526	1994	(A)
Orchard Lake (3)	Milford, OH	C	395	4,025	(15)	1,715	380	5,740	6,120	2,817	1999	(A)
Paddock Park South	Ocala, FL	—	630	6,601	—	594	630	7,195	7,825	359	2016	(A)
Palm Creek Golf & RV Resort	Casa Grande, AZ	D	11,836	76,143	—	19,029	11,836	95,172	107,008	19,591	2012	(A&C)
Palm Key Village	Davenport, FL	B	3,840	15,661	—	996	3,840	16,657	20,497	1,469	2015	(A)
Palm Village	Bradenton, FL	—	2,970	2,849	—	763	2,970	3,612	6,582	183	2016	(A)
Palos Verdes Shores MH & Golf Community (2)	San Pedro, CA	D	—	21,815	—	1,525	—	23,340	23,340	1,172	2016	(A)
Park Place	Sebastian, FL	D	1,360	48,678	—	2,216	1,360	50,894	52,254	4,234	2015	(A)
Park Royale	Pinellas Park, FL	D	670	29,046	—	243	670	29,289	29,959	2,513	2015	(A)
Parkside Village	Cheektowaga, NY	B	550	10,402	—	288	550	10,690	11,240	1,279	2014	(A)
Pebble Creek	Greenwood, IN	C	1,030	5,074	—	7,575	1,030	12,649	13,679	6,343	2000	(A&C)
Pecan Branch	Georgetown, TX	C	1,379	—	235	7,231	1,614	7,231	8,845	2,098	1999	(C)
Pecan Park RV Resort	Jacksonville, FL	—	2,000	5,000	—	820	2,000	5,820	7,820	286	2016	(A)
Pelican Bay	Micco, FL	—	470	10,543	—	1,182	470	11,725	12,195	1,036	2015	(A)
Pelican Bay Resort & Marina	Marathon, FL	D	4,760	4,742	—	1,237	4,760	5,979	10,739	308	2016	(A)
Pembroke Downs	Chino, CA	D	9,560	7,269	—	681	9,560	7,950	17,510	387	2016	(A)
Peter's Pond RV Resort	Sandwich, MA	C	4,700	22,840	—	3,534	4,700	26,374	31,074	5,241	2013	(A)
Petoskey RV Resort	Petoskey, MI	—	230	3,270	—	1,252	230	4,522	4,752	234	2016	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2017
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2017
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Pheasant Ridge	Lancaster, PA	A	2,044	19,279	—	736	2,044	20,015	22,059	10,207	2002	(A)
Pickerel Park RV Resort & Campground	Napanee, ON (1)	—	900	2,125	11	394	911	2,519	3,430	126	2016	(A)
Pin Oak Parc	O'Fallon, MO	B	1,038	3,250	467	14,134	1,505	17,384	18,889	8,127	1994	(A&C)
Pine Hills	Middlebury, IN	A	72	544	60	3,587	132	4,131	4,263	2,300	1980	(A)
Pine Ridge	Prince George, VA	B	405	2,397	—	6,225	405	8,622	9,027	4,074	1986	(A&C)
Pine Trace (3)	Houston, TX	C	2,907	17,169	(257)	19,511	2,650	36,680	39,330	12,190	2004	(A&C)
Pinebrook Village	Grand Rapids, MI	C	130	5,692	—	1,687	130	7,379	7,509	1,940	2011	(A)
Pismo Dunes Resort (4)	Pismo Beach, CA	—	11,070	10,190	—	29	11,070	10,219	21,289	183	2017	(A)
Plantation Landings	Haines City, FL	D	3,070	30,973	—	1,897	3,070	32,870	35,940	2,737	2015	(A)
Pleasant Lake RV Resort	Bradenton, FL	E	5,220	20,403	—	1,523	5,220	21,926	27,146	1,149	2016	(A)
Presidential Estates Mobile Village	Hudsonville, MI	B	680	6,314	—	6,512	680	12,826	13,506	7,453	1996	(A)
Rainbow RV Resort	Frostproof, FL	A	1,890	5,682	—	4,058	1,890	9,740	11,630	1,992	2012	(A)
Rainbow Village of Largo	Largo, FL	E	4,420	12,529	—	1,969	4,420	14,498	18,918	764	2016	(A)
Rainbow Village of Zephyrhills	Zephyrhills. FL	—	1,800	9,884	—	1,203	1,800	11,087	12,887	577	2016	(A)
Rancho Alipaz (2)	San Juan Capistrano, CA	—	—	2,856	4,000	751	4,000	3,607	7,607	182	2016	(A)
Rancho Caballero	Riverside, CA	D	16,560	12,446	—	813	16,560	13,259	29,819	664	2016	(A)
Rancho Mirage	Apache Junction, AZ	B	7,510	22,238	—	969	7,510	23,207	30,717	2,787	2014	(A)
Red Oaks RV Resort (2)	Bushnell, FL	—	5,180	20,499	—	1,768	5,180	22,267	27,447	1,229	2016	(A)
Regency Heights	Clearwater, FL	—	11,330	15,734	—	1,059	11,330	16,793	28,123	833	2016	(A)
Reserve at Fox Creek	Bullhead City, AZ	D	1,950	20,074	—	1,147	1,950	21,221	23,171	2,526	2014	(A)
Richmond Place (3)	Richmond, MI	A	501	2,040	(31)	2,737	470	4,777	5,247	2,332	1998	(A)
The Ridge	Davenport, FL	B	8,350	35,463	—	2,646	8,350	38,109	46,459	3,257	2015	(A)
Riptide RV Resort & Marina	Key Largo, FL	—	2,440	991	—	1,052	2,440	2,043	4,483	90	2016	(A)
River Haven Village	Grand Haven, MI	C	1,800	16,967	—	11,058	1,800	28,025	29,825	12,518	2001	(A)
River Ranch (3)	Austin, TX	C	4,690	843	(4)	44,391	4,686	45,234	49,920	10,097	2000	(A&C)
River Ridge	Austin, TX	A	3,201	15,090	—	9,945	3,201	25,035	28,236	11,389	2002	(C)
Riverside Club	Ruskin, FL	D	1,600	66,207	—	3,745	1,600	69,952	71,552	5,925	2015	(A)
Rock Crusher Canyon RV Park	Crystal River, FL	C	420	5,542	121	2,435	541	7,977	8,518	829	2015	(A)
Roxbury Park	Goshen, IN	B	1,057	9,870	—	4,106	1,057	13,976	15,033	6,914	2001	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2017
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2017
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Royal Country	Miami, FL	E	2,290	20,758	—	2,412	2,290	23,170	25,460	17,342	1994	(A)
Royal Palm Village	Haines City, FL	E	1,730	27,446	—	2,197	1,730	29,643	31,373	2,544	2015	(A)
Royal Palms MH & RV Resort (2)	Cathedral City, CA	—	—	21,660	—	913	—	22,573	22,573	1,174	2016	(A)
Rudgate Clinton	Clinton Township, MI	A	1,090	23,664	—	7,175	1,090	30,839	31,929	6,397	2012	(A)
Rudgate Manor	Sterling Heights, MI	A	1,440	31,110	—	9,631	1,440	40,741	42,181	8,509	2012	(A)
Saco/Old Orchard Beach KOA	Saco, ME	C	790	3,576	—	5,134	790	8,710	9,500	1,142	2014	(A)
Saddle Oak Club	Ocala, FL	B	730	6,743	—	1,427	730	8,170	8,900	5,825	1995	(A)
Saddlebrook	San Marcos, TX	C	1,703	11,843	—	21,588	1,703	33,431	35,134	10,625	2002	(C)
San Pedro RV Resort & Marina (6)	Islamorada, FL	—	3,110	2,416	—	(2,376)	3,110	40	3,150	—	2016	(A)
Sandy Lake MH & RV Resort	Carrolton, TX	—	730	17,837	—	1,127	730	18,964	19,694	967	2016	(A)
Saralake Estates	Sarasota, FL	—	6,540	11,403	—	705	6,540	12,108	18,648	638	2016	(A)
Savanna Club	Port St. Lucie, FL	D	12,810	79,887	—	195	12,810	80,082	92,892	6,895	2015	(A&C)
Scio Farms Estates (3)	Ann Arbor, MI	B	2,300	22,659	(12)	14,754	2,288	37,413	39,701	23,970	1995	(A&C)
Sea Air Village	Rehoboth Beach, DE	—	1,207	10,179	—	2,371	1,207	12,550	13,757	6,265	1997	(A)
Sea Breeze Resort (6)	Islamorada, FL	—	7,390	4,616	—	(4,438)	7,390	178	7,568	—	2016	(A)
Seaport RV Resort	Old Mystic, CT	C	120	290	—	2,369	120	2,659	2,779	868	2013	(A)
Seashore Campsites RV Park and Campground	Cape May, NJ	D	1,030	23,228	—	2,670	1,030	25,898	26,928	3,458	2014	(A)
Serendipity	North Fort Myers, FL	B	1,160	23,522	—	2,338	1,160	25,860	27,020	2,331	2015	(A)
Settler's Rest RV Resort	Zephyrhills, FL	—	1,760	7,685	—	980	1,760	8,665	10,425	452	2016	(A)
Shadow Wood Village	Hudson, FL	—	4,520	3,898	—	819	4,520	4,717	9,237	225	2016	(A)
Shady Pines MH & RV Resort	Galloway Township, NJ	—	1,060	3,768	—	793	1,060	4,561	5,621	230	2016	(A)
Shady Road Villas	Ocala, FL	—	450	2,819	—	603	450	3,422	3,872	161	2016	(A)
Sheffield Estates	Auburn Hills, MI	C	778	7,165	—	2,260	778	9,425	10,203	3,829	2006	(A)
Shell Creek RV Resort & Marina	Punta Gorda, FL	E	2,200	9,662	—	884	2,200	10,546	12,746	538	2016	(A)
Sherkston Shores Beach Resort & Campground	Sherkston, ON (1)	—	22,750	97,164	283	3,712	23,033	100,876	123,909	5,445	2016	(A)
Siesta Bay RV Park	Ft. Myers, FL	A	2,051	18,549	4	4,735	2,055	23,284	25,339	14,748	1996	(A)
Silver Birches RV Resort & Campground	Lambton Shores, ON(1)	—	880	1,540	11	355	891	1,895	2,786	93	2016	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2017
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2017
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Silver Springs	Clinton Township, MI	B	861	16,595	—	3,964	861	20,559	21,420	4,509	2012	(A)
Sky Harbor	Cheektowaga, NY	A	2,318	24,253	—	4,179	2,318	28,432	30,750	3,238	2014	(A)
Skyline	Fort Collins, CO	E	2,260	12,120	—	689	2,260	12,809	15,069	1,566	2014	(A)
Southern Charm RV Resort	Zephyrhills, FL	E	4,940	17,366	—	1,303	4,940	18,669	23,609	999	2016	(A)
Southern Hills/Northridge Place	Stewartville, MN	E	360	12,723	—	10,709	360	23,432	23,792	2,439	2014	(A&C)
Southern Pines	Bradenton, FL	—	1,710	3,337	—	852	1,710	4,189	5,899	207	2016	(A)
Southfork	Belton, MO	A	1,000	9,011	—	8,003	1,000	17,014	18,014	8,615	1997	(A)
Southport Springs	Zephyrhills, FL	B	15,060	17,229	—	1,999	15,060	19,228	34,288	1,652	2015	(A&C)
Southwood Village	Grand Rapids, MI	—	300	11,517	—	1,878	300	13,395	13,695	3,150	2011	(A)
Spanish Main MH & RV Resort	Thonotasassa, FL	—	2,390	8,159	—	1,496	2,390	9,655	12,045	478	2016	(A)
St. Clair Place	St. Clair, MI	A	501	2,029	—	2,111	501	4,140	4,641	2,127	1998	(A)
Stonebridge (5)	Richfield Twp., MI	—	2,044	—	246	2,137	2,290	2,137	4,427	—	1998	(C)
Stonebridge (3)	San Antonio, TX	C	2,515	2,096	(615)	6,884	1,900	8,980	10,880	4,761	2000	(A&C)
Stonebrook	Homosassa, FL	B	650	14,063	—	507	650	14,570	15,220	1,238	2015	(A)
Summit Ridge (3)	Converse, TX	C	2,615	2,092	(883)	22,019	1,732	24,111	25,843	7,962	2000	(A&C)
Sun -N-Fun RV Resort (3)	Sarasota, FL	D	50,952	117,457	(139)	2,908	50,813	120,365	171,178	6,967	2016	(A)
Sun Valley	Apache Junction, AZ	D	2,750	18,408	—	1,010	2,750	19,418	22,168	2,318	2014	(A)
Sun Villa Estates (3)	Reno, NV	B	2,385	11,773	(1,103)	1,479	1,282	13,252	14,534	8,078	1998	(A)
Suncoast Gateway	Port Richey, FL	—	594	300	—	916	594	1,216	1,810	239	2016	(A)
Sundance	Zephyrhills, FL	B	890	25,306	—	955	890	26,261	27,151	2,237	2015	(A)
Sunlake Estates	Grand Island, FL	D	6,290	24,084	—	1,181	6,290	25,265	31,555	2,162	2015	(A)
Sunset Beach RV Resort	Cape Charles, VA	—	3,800	24,030	—	—	3,800	24,030	27,830	1,275	2016	(A)
Sunset Harbor at Cow Key Marina	Key West, FL	—	8,570	7,636	—	391	8,570	8,027	16,597	396	2016	(A)
Sunset Lakes RV Resort (4)	Hillsdale, IL	—	1,840	5,995	—	539	1,840	6,534	8,374	119	2017	(A)
Sunset Ridge (3)	Portland, MI	C	2,044	—	(9)	19,492	2,035	19,492	21,527	8,176	1998	(C)
Sunset Ridge	Kyle, TX	C	2,190	2,775	—	6,485	2,190	9,260	11,450	4,730	2000	(A&C)
Swan Meadow Village (3)	Dillon, CO	E	2,140	19,734	—	(472)	2,140	19,262	21,402	2,339	2014	(A)
Sweetwater RV Resort	Zephyrhills, FL	E	1,340	9,113	—	958	1,340	10,071	11,411	538	2016	(A)
Sycamore Village	Mason, MI	—	390	13,341	—	3,871	390	17,212	17,602	4,320	2011	(A)
Tallowwood Isle	Coconut Creek, FL	—	13,796	20,797	—	714	13,796	21,511	35,307	1,075	2016	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2017
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2017
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Tamarac Village	Ludington, MI	—	300	12,028	85	3,461	385	15,489	15,874	3,342	2011	(A)
Tampa East	Dover, FL	A	734	6,310	—	4,670	734	10,980	11,714	4,441	2005	(A)
Three Lakes	Hudson, FL	C	5,050	3,361	—	2,401	5,050	5,762	10,812	1,432	2012	(A)
Thunderhill Estates	Sturgeon Bay, WI	E	640	9,008	—	1,326	640	10,334	10,974	1,308	2014	(A)
Timber Ridge	Ft. Collins, CO	B	990	9,231	—	2,915	990	12,146	13,136	7,652	1996	(A)
Timberline Estates	Coopersville, MI	B	535	4,867	—	5,344	535	10,211	10,746	6,095	1994	(A)
Town & Country Mobile Village	Traverse City, MI	A	406	3,736	—	1,726	406	5,462	5,868	3,438	1996	(A)
Town & Country Village	Lisbon, ME	E	230	4,539	—	2,012	230	6,551	6,781	862	2014	(A)
Trailside RV Resort & Campground	Seguin, ON (1)	—	3,690	3,650	46	546	3,736	4,196	7,932	222	2016	(A)
Travelers World RV Resort	San Antonio, TX	—	790	7,952	—	1,399	790	9,351	10,141	514	2016	(A)
Treetops RV Resort	Arlington, TX	—	730	9,831	—	1,107	730	10,938	11,668	583	2016	(A)
Vallecito	Newbury Park, CA	D	25,766	9,814	—	772	25,766	10,586	36,352	517	2016	(A)
The Valley	Apopka, FL	—	2,530	5,660	—	1,029	2,530	6,689	9,219	320	2016	(A)
Verde Plaza	Tucson, AZ	—	710	7,069	—	1,575	710	8,644	9,354	402	2016	(A)
Victor Villa	Victorville, CA	D	2,510	20,408	—	1,362	2,510	21,770	24,280	1,109	2016	(A)
The Villas at Calla Pointe	Cheektowaga, NY	A	380	11,014	—	147	380	11,161	11,541	1,332	2014	(A)
Vines RV Resort	Paso Robles, CA	C	890	7,110	—	1,662	890	8,772	9,662	1,413	2013	(A)
Vista del Lago	Scotts Valley, CA	D	17,830	9,456	—	751	17,830	10,207	28,037	401	2016	(A)
Vista del Lago MH & RV Resort	Bradenton, FL	E	3,630	5,329	—	794	3,630	6,123	9,753	320	2016	(A)
Vizcaya Lakes	Port Charlotte, FL	C	670	4,221	—	510	670	4,731	5,401	371	2015	(A)
Wagon Wheel RV Resort & Campground	Old Orchard Beach, ME	C	590	7,703	—	3,043	590	10,746	11,336	2,257	2013	(A)
Walden Woods	Homosassa, FL	D / B	1,550	26,375	—	1,017	1,550	27,392	28,942	2,320	2015	(A)
Warren Dunes Village	Bridgman, MI	C	310	3,350	—	7,963	310	11,313	11,623	1,463	2011	(A&C)
Water Oak Country Club Estates	Lady Lake, FL	D	2,834	16,706	101	25,472	2,935	42,178	45,113	20,493	1993	(A&C)
Waters Edge RV Resort	Zephyrhills, FL	E	1,180	5,450	—	1,288	1,180	6,738	7,918	350	2016	(A)
Waverly Shores Village	Holland, MI	B	340	7,267	450	3,212	790	10,479	11,269	1,684	2011	(A&C)
West Village Estates	Romulus, MI	B	884	19,765	—	4,604	884	24,369	25,253	4,930	2012	(A)
Westbrook Senior Village	Toledo, OH	B	355	3,295	—	659	355	3,954	4,309	1,983	2001	(A)
Westbrook Village	Toledo, OH	B	1,110	10,462	—	5,103	1,110	15,565	16,675	8,416	1999	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2017
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2017
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Westside Ridge	Auburndale, FL	D	760	10,714	—	702	760	11,416	12,176	984	2015	(A)
Westward Ho RV Resort & Campground	Glenbeulah, WI	C	1,050	5,642	—	2,475	1,050	8,117	9,167	1,565	2013	(A)
White Lake Mobile Home Village	White Lake, MI	B	672	6,179	—	10,472	672	16,651	17,323	9,244	1997	(A&C)
Wild Acres RV Resort & Campground	Old Orchard Beach, ME	C	1,640	26,786	—	4,250	1,640	31,036	32,676	6,558	2013	(A)
Wildwood Community	Sandwich, IL	D	1,890	37,732	—	888	1,890	38,620	40,510	4,641	2014	(A)
Willow Lake RV Resort & Campground	Scotland, ON (1)	—	1,260	2,275	16	346	1,276	2,621	3,897	125	2016	(A)
Willowbrook Place	Toledo, OH	B	781	7,054	—	4,719	781	11,773	12,554	6,350	1997	(A)
Willowood RV Resort & Campground	Amherstberg, ON (1)	—	1,160	1,490	14	295	1,174	1,785	2,959	94	2016	(A)
Windham Hills Estates	Jackson, MI	—	2,673	2,364	—	19,792	2,673	22,156	24,829	10,405	1998	(A&C)
Windmill Village	Davenport, FL	B	7,560	36,294	—	1,371	7,560	37,665	45,225	3,214	2015	(A)
Windsor Woods Village	Wayland, MI	C	270	5,835	—	3,623	270	9,458	9,728	2,704	2011	(A)
Wine Country RV Resort	Paso Robles, CA	C	1,740	11,510	—	3,525	1,740	15,035	16,775	1,987	2014	(A&C)
Woodhaven Place	Woodhaven, MI	B	501	4,541	—	5,411	501	9,952	10,453	4,777	1998	(A)
Woodlake Trails (3)	San Antonio, TX	C	1,186	287	(56)	13,399	1,130	13,686	14,816	4,257	2000	(A&C)
Woodland Lake RV Resort and Campground	Bornholm, ON (1)	—	1,650	2,165	21	476	1,671	2,641	4,312	140	2016	(A)
Woodland Park Estates	Eugene, OR	—	1,592	14,398	—	903	1,592	15,301	16,893	9,639	1998	(A)
Woodlands at Church Lake	Groveland, FL	B	2,480	9,072	—	1,160	2,480	10,232	12,712	874	2015	(A)
Woodside Terrace	Holland, OH	B	1,063	9,625	—	8,674	1,063	18,299	19,362	9,602	1997	(A)
			1,098,583	4,294,673	9,255	1,480,368	1,107,838	5,775,041	6,882,879	1,237,525

A These communities collateralize $411.1 million of secured debt.
B These communities collateralize $1.0 billion of secured debt.
C These communities support the borrowing base for our secured line of credit, which had $41.8 million outstanding.
D These communities collateralize $1.0 billion of secured debt.
E These communities collateralize $388.8 million of secured debt.

(1) Gross amount carried at December 31, 2017, at our Canadian properties, reflects the impact of foreign currency translation.
(2) All or part of this property is subject to ground lease.
(3) Gross amount carried at December 31, 2017 has decreased at this property due to a partial disposition of Land or Depreciable Assets, as applicable.
(4) This property was acquired during 2017. The purchase price allocations and related values shown in the table above are preliminary and may be adjusted as final costs and valuations are determined.
(5) This property was not included in our community count as of December 31, 2017 as it was not fully developed (or Corporate Headquarters).
(6) This property was impaired as a result of Hurricane Irma in September 2017.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2017
(amounts in thousands)

The change in investment property for the years ended December 31, 2017, 2016, and 2015 is as follows:

	Years Ended December 31,
	2017	2016	2015
Beginning balance	$6,496,339	$4,573,522	$3,363,917
Community and land acquisitions, including immediate improvements	204,375	1,822,564	1,214,482
Community expansion and development	88,331	47,958	28,660
Improvements, other	168,315	113,803	195,439
Asset impairment	(10,511)	—	—
Dispositions and other	(63,970)	(61,508)	(228,976)
Ending balance	$6,882,879	$6,496,339	$4,573,522

The change in accumulated depreciation for the years ended December 31, 2017, 2016, and 2015 is as follows:

	Years Ended December 31,
	2017	2016	2015
Beginning balance	$1,026,858	$852,407	$795,753
Depreciation for the period	236,422	201,157	159,706
Asset impairment	(405)	—	—
Dispositions and other	(25,350)	(26,706)	(103,052)
Ending balance	$1,237,525	$1,026,858	$852,407