Form 10-Q
period 2018-03-31
SUN COMMUNITIES INC
filed 2018-04-24
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]

Number of shares of Common Stock, $0.01 par value per share, outstanding as of April 17, 2018:  80,086,174

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited - dollars in thousands, except per share amounts)

	(unaudited) March 31, 2018	December 31, 2017
ASSETS
Land	$1,114,609	$1,107,838
Land improvements and buildings	5,128,186	5,102,014
Rental homes and improvements	538,672	528,074
Furniture, fixtures and equipment	148,197	144,953
Investment property	6,929,664	6,882,879
Accumulated depreciation	(1,287,010)	(1,237,525)
Investment property, net (including $49,943 and $50,193 for consolidated variable interest entities at March 31, 2018 and December 31, 2017; see Note 7)	5,642,654	5,645,354
Cash and cash equivalents	15,153	10,127
Inventory of manufactured homes	36,311	30,430
Notes and other receivables, net	193,851	163,496
Collateralized receivables, net	123,155	128,246
Other assets, net (including $1,453 and $1,659 for consolidated variable interest entities at March 31, 2018 and December 31, 2017; see Note 7)	138,529	134,304
TOTAL ASSETS	$6,149,653	$6,111,957
LIABILITIES
Mortgage loans payable (including $41,756 and $41,970 for consolidated variable interest entities at March 31, 2018 and December 31, 2017; see Note 7)	$2,826,225	$2,867,356
Secured borrowings on collateralized receivables	124,077	129,182
Preferred OP units - mandatorily redeemable	37,338	41,443
Lines of credit	141,800	41,257
Distributions payable	58,663	55,225
Other liabilities (including $1,326 and $1,468 for consolidated variable interest entities at March 31, 2018 and December 31, 2017; see Note 7)	282,993	270,741
TOTAL LIABILITIES	3,471,096	3,405,204
Commitments and contingencies
Series A-4 preferred stock, $0.01 par value. Issued and outstanding: 1,085 shares at March 31, 2018 and December 31, 2017	32,414	32,414
Series A-4 preferred OP units	10,492	10,652
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value. Authorized: 180,000 shares; Issued and outstanding: 79,885 shares at March 31, 2018 and 79,679 shares at December 31, 2017	799	797
Additional paid-in capital	3,759,066	3,758,533
Accumulated other comprehensive income (loss)	(670)	1,102
Distributions in excess of accumulated earnings	(1,187,563)	(1,162,001)
Total Sun Communities, Inc. stockholders' equity	2,571,632	2,598,431
Noncontrolling interests
Common and preferred OP units	59,268	60,971
Consolidated variable interest entities	4,751	4,285
Total noncontrolling interests	64,019	65,256
TOTAL STOCKHOLDERS' EQUITY	2,635,651	2,663,687
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,149,653	$6,111,957
See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
REVENUES
Income from real property	$197,211	$183,054
Revenue from home sales	34,900	27,263
Rental home revenue	13,020	12,339
Ancillary revenues	6,568	6,219
Interest	5,316	4,646
Brokerage commissions and other revenues, net	901	879
Total revenues	257,916	234,400
EXPENSES
Property operating and maintenance	51,630	47,166
Real estate taxes	13,836	13,143
Cost of home sales	26,571	20,883
Rental home operating and maintenance	5,170	5,102
Ancillary expenses	5,266	4,668
Home selling expenses	3,290	3,111
General and administrative	19,931	17,932
Transaction costs	—	2,386
Catastrophic weather related charges, net	(2,213)	87
Depreciation and amortization	66,437	62,766
Loss on extinguishment of debt	196	466
Interest	31,138	31,322
Interest on mandatorily redeemable preferred OP units	619	784
Total expenses	221,871	209,816
Income before other items	36,045	24,584
Other (expense) / income, net	(2,617)	839
Current tax expense	(174)	(178)
Deferred tax benefit	347	300
Net income	33,601	25,545
Less: Preferred return to preferred OP units	(1,080)	(1,174)
Less: Amounts attributable to noncontrolling interests	(2,094)	(1,088)
Net income attributable to Sun Communities, Inc.	30,427	23,283
Less: Preferred stock distributions	(441)	(2,179)
Net income attributable to Sun Communities, Inc. common stockholders	$29,986	$21,104
Weighted average common shares outstanding:
Basic	78,855	72,677
Diluted	79,464	73,120
Earnings per share (Refer to Note 13):
Basic	$0.38	$0.29
Diluted	$0.38	$0.29

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$33,601	$25,545
Foreign currency translation adjustment	(1,861)	584
Total comprehensive income	31,740	26,129
Less: Comprehensive income attributable to noncontrolling interests	2,005	1,121
Comprehensive income attributable to Sun Communities, Inc.	$29,735	$25,008

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(Unaudited - dollars in thousands)

	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2017	$797	$3,758,533	$(1,162,001)	$1,102	$65,256	$2,663,687
Share-based compensation - issuances net of amortization and forfeitures	2	191	90	—	—	283
Conversion of OP units	—	342	—	—	(283)	59
Foreign currency translation	—	—	—	(1,772)	(89)	(1,861)
Net income	—	—	31,507	—	2,023	33,530
Distributions	—	—	(57,159)	—	(2,888)	(60,047)
Balance at March 31, 2018	$799	$3,759,066	$(1,187,563)	$(670)	$64,019	$2,635,651

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - dollars in thousands)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES	$80,905	$69,208
INVESTING ACTIVITIES:
Investment in properties	(68,524)	(61,431)
Acquisitions of properties, net of cash acquired	(2,384)	(13,000)
Proceeds from dispositions of assets and depreciated homes, net	5,312	2,898
Purchases of notes receivable	(893)	(447)
Repayments of notes and other receivables	679	317
Other investing activities	(2,708)	—
NET CASH USED FOR INVESTING ACTIVITIES	(68,518)	(71,663)
FINANCING ACTIVITIES:
Issuance and costs of common stock, OP units, and preferred OP units, net	(3,296)	20,549
Redemption of Series B-3 preferred OP units	(4,105)	—
Borrowings on lines of credit	302,355	235,454
Payments on lines of credit	(201,853)	(157,237)
Proceeds from issuance of other debt	—	3,108
Payments on other debt	(38,883)	(42,296)
Prepayment penalty on debt	(196)	(466)
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(56,881)	(53,447)
Payments for deferred financing costs	(605)	(1,803)
Other financing activities	(5,000)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	(8,464)	3,862
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	(10)
Net change in cash, cash equivalents and restricted cash	3,915	1,397
Cash, cash equivalents and restricted cash, beginning of period	23,509	25,313
Cash, cash equivalents and restricted cash, end of period	$27,424	$26,710

	Three Months Ended March 31,
	2018	2017
SUPPLEMENTAL INFORMATION:
Cash paid for interest (net of capitalized interest of $1,184 and $638 respectively)	$30,402	$30,637
Cash paid for interest on mandatorily redeemable debt	$619	$784
Cash paid for income taxes	$135	$116
Noncash investing and financing activities:
Reduction in secured borrowing balance	$5,105	$5,914
Change in distributions declared and outstanding	$3,337	$859
Conversion of common and preferred OP units	$342	$959
Conversion of Series A-4 preferred stock	$—	$1,348

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

The results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on February 22, 2018 (the “2017 Annual Report”). These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our 2017 Annual Report.

2. Revenue

Disaggregation of Revenue

The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
REVENUE
Income from real property	$197,211	$—	$197,211	$183,054	$—	$183,054
Revenue from home sales	—	34,900	34,900	—	27,263	27,263
Rental home revenue	—	13,020	13,020	—	12,339	12,339
Ancillary revenues	6,568	—	6,568	6,219	—	6,219
Interest	5,316	—	5,316	4,646	—	4,646
Brokerage commissions and other revenues, net	960	(59)	901	879	—	879
Total revenue	$210,055	$47,861	$257,916	$194,798	$39,602	$234,400

Revenue Recognition Policies and Performance Obligations
On January 1, 2018, we adopted FASB Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” and the other related ASUs and amendments to the codification (collectively “ASC 606”). The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. A five-step transactional analysis is required to determine how and when to recognize revenue. ASC 606 applies to all contracts with customers, except those that are within the scope of other topics in the FASB accounting standards codification.

As a real estate owner and operator, the majority of our revenue is derived from site and home leases that are accounted for pursuant to ASC 840 “Leases.” For transactions in the scope of ASC 606, we recognize revenue when control of goods or services transfers to the customer, in the amount that we expect to receive for the transfer of goods or provision of services. The adoption of ASC 606 did not result in any change to our accounting policies for revenue recognition. Accordingly, retrospective application to prior periods or a cumulative catch-up adjustment was unnecessary.
Income from real property - Residents in our communities lease the site on which their home is located, and either own or lease their home. Lease revenues for sites and homes fall under the scope of ASC 840, and are accounted for as operating leases with straight-line recognition. Resident leases are generally for one-year or month-to-month terms, and are renewable by mutual agreement from us and the resident, or in some cases, as provided by jurisdictional statute. Non-lease components of our site lease contracts, which are primarily provision of utility services, are accounted for with the site lease as a single lease under ASC 840. Additionally, we include collections of real estate taxes from residents within Income from real property.
Revenue from home sales - Our taxable REIT subsidiary, SHS, sells manufactured homes (“MH”) to current and prospective residents in our communities. Prior to adoption of ASC 606, we recognized revenue for home sales pursuant to ASC 605 “Revenue Recognition,” as manufactured homes are tangible personal property that can be located on any land parcel. Manufactured homes are not permanent fixtures or improvements to the underlying real estate, and were therefore not considered to be subject to the guidance in ASC 360-20 “Real Estate Sales” by the Company. In accordance with the core principle of ASC 606, we recognize revenue from home sales at the time of closing when control of the home transfers to the customer. After closing of the sale transaction, we have no remaining performance obligation.
Rental home revenue - is comprised of rental agreements whereby we lease homes to residents in our communities. We account for these revenues under ASC 840.
Ancillary revenues - are primarily composed of proceeds from restaurant, golf, merchandise and other activities at our RV communities. Revenues are recognized at point of sale when control of the good or service transfers to the customer and our performance obligation is satisfied. Sales and other taxes that we collect concurrent with revenue-producing activities are excluded from transaction price.
Interest income - is earned primarily on our notes and collateralized receivables, which includes installment loans for manufactured homes purchased by the Company from loan originators and transferred loans that previously did not meet the requirements for sale accounting. Interest income on these receivables is accrued based on the unpaid principal balances of the underlying loans on a level yield basis over the life of the loans. Interest income is not in the scope of ASC 606. Refer to notes 4, “Collateralized Receivables and Transfers of Financial Assets” and 5, “Notes and Other Receivables” for additional information.
Broker commissions and other revenues, net - is primarily comprised of brokerage commissions for sales of manufactured homes, where we act as agent and arrange for a third party to transfer a manufactured home to a customer within one of our communities. Brokerage commission revenues are recognized on a net basis at closing, when the transaction is completed and our performance obligations have been fulfilled. Loan loss reserve expenses for our collateralized receivables and notes receivables are also included herein. Refer to notes 4, “Collateralized Receivables and Transfers of Financial Assets” and 5, “Notes and Other Receivables” for additional information regarding our loan loss reserves.

Contract Balances

As of March 31, 2018 and December 31, 2017, we had $28.6 million and $13.8 million respectively of receivables from contracts with customers. Receivables from contracts with customers are presented as a component of Notes and other receivables on our Consolidated Balance Sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes. Due to the nature of our revenue from contacts with customers, we do not have material contract assets or liabilities that fall under the scope of ASC 606.

3.      Real Estate Acquisitions

2018 Acquisitions

There were no community acquisitions during the three months ended March 31, 2018.

2017 Acquisitions

In December 2017, we acquired Colony in the Wood (“Colony in the Wood”), an age-restricted MH community with 383 sites located in Port Orange, Florida.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In November 2017, we acquired Emerald Coast RV Beach Resort (“Emerald Coast”), an MH and recreational vehicle (“RV”) community with 201 sites located in Panama City Beach, Florida.

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

In June 2017, we acquired Arbor Woods (“Arbor Woods”), a MH community with 458 sites located in Superior Township, Michigan.

In May 2017, we acquired Sunset Lakes RV Resort (“Sunset Lakes”), a RV resort with 498 sites located in Hillsdale, Illinois.

In March 2017, we acquired Far Horizons 49er Village RV Resort Inc. (“49er Village”), a RV resort with 328 sites located in Plymouth, California.

The following table summarizes the amounts of assets acquired net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed in 2017 (in thousands):

At Acquisition Date	Colony in the Wood	Emerald Coast	Lazy J Ranch	Ocean West	Caliente Sands	Pismo Dunes	Arbor Woods	Sunset Lakes	49er Village	Total
Investment in property	$31,818	$19,400	$13,938	$9,453	$8,640	$21,260	$15,725	$7,835	$12,890	$140,959
Notes receivable	—	—	—	—	—	—	23	—	—	23
Inventory of manufactured homes	—	—	2	—	21	—	465	—	—	488
In-place leases and other tangible assets	660	100	360	220	210	660	730	210	110	3,260
Total identifiable assets acquired net of liabilities assumed	$32,478	$19,500	$14,300	$9,673	$8,871	$21,920	$16,943	$8,045	$13,000	$144,730

Consideration
Cash	$32,478	$19,500	$14,300	$5,081	$8,871	$—	$14,943	$8,045	$13,000	116,218
Equity	—	—	—	—	—	26,410	2,000	—	—	28,410
Liabilities assumed	—	—	—	4,592	—	510	—	—	—	5,102
Cash proceeds from seller	—	—	—	—	—	(5,000)	—	—	—	(5,000)
Total consideration	$32,478	$19,500	$14,300	$9,673	$8,871	$21,920	$16,943	$8,045	$13,000	$144,730

Also in 2017, we acquired an undeveloped parcel of land, on which we will construct Carolina Pines RV Resort (“Carolina Pines” formerly known as Bear Lake), near Myrtle Beach, South Carolina, for $5.9 million. This land parcel has been entitled and zoned to build an 841 site RV resort.

Transaction costs of $2.4 million were incurred for the three months ended March 31, 2017. These costs are presented as Transaction costs in our Consolidated Statements of Operations. Beginning January 1, 2018, we expect that substantially all of our property acquisitions will be considered asset acquisitions. Accordingly, direct acquisition related costs will be capitalized as part of the purchase price. Acquisitions costs that do not meet the criteria for capitalization will be expensed as incurred and presented as

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

General and administrative costs in our Consolidated Statements of Operations. Refer to Note 16, “Recent Accounting Pronouncements,” for additional information.

Dispositions

There were no property dispositions during the three months ended March 31, 2018 or the year ended December 31, 2017.

4.      Collateralized Receivables and Transfers of Financial Assets

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

The transferred assets have been classified as Collateralized receivables, net and the cash proceeds received from these transactions have been classified as Secured borrowings on collateralized receivables within the Consolidated Balance Sheets. The balance of the collateralized receivables was $123.2 million (net of allowance of $0.9 million) and $128.2 million (net of allowance of $0.9 million) as of March 31, 2018 and December 31, 2017, respectively. The receivables have a weighted average interest rate and maturity of 10.0 percent and 15.1 years as of March 31, 2018, and 10.0 percent and 15.3 years as of December 31, 2017.

The outstanding balance on the secured borrowing was $124.1 million and $129.2 million as of March 31, 2018 and December 31, 2017, respectively.

The collateralized receivables earn interest income, and the secured borrowings accrue interest expense at the same interest rates. The amount of interest income and expense recognized was $2.8 million and $3.3 million for the three months ended March 31, 2018 and 2017, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Three Months Ended March 31, 2018
Beginning balance	$129,182
Principal payments and payoffs from our customers	(2,557)
Principal reduction from repurchased homes	(2,548)
Total activity	(5,105)
Ending balance	$124,077

The following table sets forth the allowance for the collateralized receivables as of March 31, 2018 (in thousands):

Three Months Ended March 31, 2018
Beginning balance	$(936)
Lower of cost or market write-downs	313
Increase to reserve balance	(299)
Total activity	14
Ending balance	$(922)

5.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	March 31, 2018	December 31, 2017
Installment notes receivable on manufactured homes, net	$124,738	$115,797
Other receivables, net	69,113	47,699
Total notes and other receivables, net	$193,851	$163,496

Installment Notes Receivable on Manufactured Homes

The installment notes of $124.7 million (net of allowance of $0.4 million) and $115.8 million (net of allowance of $0.4 million) as of March 31, 2018 and December 31, 2017, respectively, are collateralized by manufactured homes. The notes represent financing provided by us to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes have a net weighted average interest rate (net of servicing costs) and maturity of 8.0 percent and 17.2 years as of March 31, 2018, and 8.2 percent and 17.2 years as of December 31, 2017, respectively.

The change in the aggregate gross principal balance of the installment notes receivable is as follows (in thousands):

Three Months Ended March 31, 2018
Beginning balance	$116,174
Financed sales of manufactured homes	12,842
Principal payments and payoffs from our customers	(1,912)
Principal reduction from repossessed homes	(1,935)
Total activity	8,995
Ending balance	$125,169

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Allowance for Losses for Installment Notes Receivable

The following table sets forth the allowance change for the installment notes receivable as follows (in thousands):

Three Months Ended March 31, 2018
Beginning balance	$(377)
Lower of cost or market write-downs	175
Increase to reserve balance	(229)
Total activity	(54)
Ending balance	$(431)

Other Receivables

As of March 31, 2018, other receivables were comprised of amounts due from: residents for rent, and water and sewer usage of $12.5 million (net of allowance of $1.2 million); home sale proceeds of $28.6 million; and insurance and other receivables of $28.0 million. As of December 31, 2017, other receivables were comprised of amounts due from: residents for rent, and water and sewer usage of $7.0 million (net of allowance of $1.5 million); home sale proceeds of $13.8 million; and insurance and other receivables of $26.9 million.

6.	Intangible Assets

Our intangible assets include ground leases, in-place leases, franchise fees and other intangible assets. These intangible assets are recorded in Other assets, net on the Consolidated Balance Sheets.

The gross carrying amounts, and accumulated amortization are as follows (in thousands):

		March 31, 2018		December 31, 2017
Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Ground leases	8-57 years	$32,165	$(1,632)	$32,165	$(1,409)
In-place leases	7 years	101,365	(49,066)	100,843	(45,576)
Franchise fees and other intangible assets	15 years	1,880	(1,470)	1,880	(1,451)
Total		$135,410	$(52,168)	$134,888	$(48,436)

Total amortization expenses related to the intangible assets are as follows (in thousands):

	Three Months Ended March 31,
Intangible Asset	2018	2017	2016
Ground leases	$223	$257	$—
In-place leases	3,490	3,416	2,153
Franchise fees and other intangible assets	19	129	129
Total	$3,732	$3,802	$2,282

We anticipate amortization expense for our intangible assets to be as follows for the next five years (in thousands):

	Year
	Remainder of 2018	2019	2020	2021	2022
Estimated expense	$10,786	$13,685	$11,957	$11,565	$6,964

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

The following table summarizes the assets and liabilities included in our Consolidated Balance Sheets after eliminations (in thousands):

	March 31, 2018	December 31, 2017
ASSETS
Investment property, net	$49,943	$50,193
Other assets	1,453	1,659
Total Assets	$51,396	$51,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$41,756	$41,970
Other liabilities	1,326	1,468
Noncontrolling interests	4,751	4,285
Total Liabilities and Stockholders’ Equity	$47,833	$47,723

Investment property, net and other assets related to the consolidated VIEs comprised approximately 0.8 percent of our consolidated total assets at March 31, 2018 and December 31, 2017. Debt and other liabilities comprised approximately 1.2 percent of our consolidated total liabilities at March 31, 2018 and December 31, 2017. Noncontrolling interests related to the consolidated VIEs, on an absolute basis, comprised less than 1.0 percent of our consolidated total equity at March 31, 2018 and at December 31, 2017.

8.      Debt and Lines of Credit

The following table sets forth certain information regarding debt including premiums, discounts and deferred financing costs (in thousands):

	Carrying Amount		Weighted Average Years to Maturity		Weighted Average Interest Rates
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Collateralized term loans - Life Companies	$1,038,459	$1,044,246	13.7	13.9	3.9%	3.9%
Collateralized term loans - FNMA	994,605	1,026,014	5.5	5.6	4.4%	4.4%
Collateralized term loans - CMBS	408,251	410,747	4.8	5.0	5.1%	5.1%
Collateralized term loans - FMCC	384,910	386,349	6.6	6.9	3.9%	3.9%
Secured borrowings	124,077	129,182	15.1	15.3	10.0%	10.0%
Lines of credit	141,800	41,257	3.0	3.1	3.0%	2.8%
Preferred OP units - mandatorily redeemable	37,338	41,443	5.4	5.0	6.6%	6.7%
Total debt	$3,129,440	$3,079,238	8.5	8.9	4.5%	4.5%

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Collateralized Term Loans

During the three months ended March 31, 2018, we repaid four collateralized term loans totaling $24.4 million with a weighted average interest rate of 6.36 percent, releasing three encumbered communities. The loans were due to mature on March 1, 2019. We recognized a loss on extinguishment of debt of $0.2 million as a result of the repayment transactions.

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

The collateralized term loans totaling $2.8 billion as of March 31, 2018, are secured by 187 properties comprised of 74,630 sites representing approximately $3.3 billion of net book value.

Secured Borrowing

See Note 4, “Collateralized Receivables and Transfers of Financial Assets,” for information regarding our collateralized receivables and secured borrowing transactions.

Preferred OP Units

Preferred OP units at March 31, 2018 and December 31, 2017 include $34.7 million of Aspen preferred OP units issued by the Operating Partnership. As of March 31, 2018, these units are convertible indirectly into 463,652 shares of our common stock. Subject to certain limitations, at any time prior to January 1, 2024, the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the market price of our common stock is $68.00 per share or less, 0.397 common OP units; or (b) if the market price of our common stock is greater than $68.00 per share, the number of common OP units is determined by dividing (i) the sum of (A) $27.00 plus (B) 25 percent of the amount by which the market price of our common stock exceeds $68.00 per share, by (ii) the per-share market price of our common stock. The current preferred distribution rate is 6.5 percent. On January 2, 2024, we are required to redeem all Aspen preferred OP units that have not been converted to common OP units.

Preferred OP units also include $2.7 million and $6.7 million at March 31, 2018 and December 31, 2017, respectively, of Series B-3 preferred OP units, which are not convertible. During the three months ended March 31, 2018, we redeemed 41,051 of the Series B-3 preferred OP units at an average redemption price per unit, which included accrued and unpaid distributions, of $100.065753. In the aggregate, we paid $4.1 million to redeem these units.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The A&R Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the A&R Credit Agreement, which margin can range from 1.35 percent to 2.20 percent for the revolving loan and 1.30 percent to 2.15 percent for the term loan. As of March 31, 2018, the margin on our leverage ratio was 1.35 percent and 1.30 percent on the revolving and term loans, respectively. We had $40.0 million in borrowings on the revolving loan and $100.0 million in borrowings on the term loan, totaling $140.0 million as of March 31, 2018, with a weighted average interest rate of 3.0 percent.

The A&R Facility replaced our $450.0 million credit facility (the “Previous Facility”), which was scheduled to mature on August 19, 2019. The A&R Facility provides, and the Previous Facility provided, us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but does reduce the borrowing amount available. At March 31, 2018 and December 31, 2017, approximately $1.3 million of availability was used to back standby letters of credit.

We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us at least a twelve month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate as quoted in the Wall Street Journal on the first business day of each month or 6.0 percent. At March 31, 2018, the effective interest rate was 7.0 percent. The outstanding balance was $2.3 million as of March 31, 2018 and $4.0 million as of December 31, 2017.

Covenants

Pursuant to the terms of the A&R Facility, we are subject to various financial and other covenants. The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution, and net worth requirements. At March 31, 2018, we were in compliance with all covenants.

In addition, certain of our subsidiary borrowers own properties that secure loans. These subsidiaries are consolidated within our accompanying Consolidated Financial Statements, however, each of these subsidiaries’ assets and credit are not available to satisfy the debts and other obligations of the Company, any of its other subsidiaries or any other person or entity.

9.      Equity and Mezzanine Securities

Public Equity Offerings

In May 2017, we closed an underwritten registered public offering of 4,830,000 shares of common stock at a gross price of $86.00 per share. Proceeds from the offering were $408.9 million after deducting expenses related to the offering, which were used to repay borrowings outstanding under the revolving loan under our A&R Facility, fund acquisitions, working capital and general corporate purposes.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Concurrent with entry into the Sales Agreement, we terminated our previous sales agreement dated June 17, 2015, with BMO Capital Markets Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., (the “Prior Agreement”). The Prior Agreement had an aggregate offering price of up to $250.0 million. We did not incur any penalties in connection with termination of the Prior Agreement.

There were no issuances of common stock under the Sales Agreement during the three months ended March 31, 2018. Refer to Note 18, “Subsequent Events,” for additional information regarding issuances of common stock under the Sales Agreement after March 31, 2018.

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

Conversions

Subject to certain limitations, holders can convert certain series of stock and OP units to shares of our common stock at any time. Below is the activity of conversions during the three months ended March 31, 2018 and 2017:

		Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
Series	Conversion Rate	Units/Shares Converted	Common Stock	Units/Shares Converted	Common Stock
Common OP unit	1	6,777	6,777	8,579	8,579
Series A-1 preferred OP unit	2.439	3,700	9,023	5,425	13,230
Series A-4 preferred OP unit	0.4444	2,373	1,054	2,000	888
Series A-4 preferred stock	0.4444	—	—	45,153	20,068
Series C preferred OP unit	1.11	—	—	4,993	5,539

Dividends

Dividend distributions for the three months ended March 31, 2018 were as follows:

Dividend	Record Date	Payment Date	Distribution per Share	Total Distribution (thousands)
Common Stock, Common OP units and Restricted Stock	3/29/2018	4/16/2018	$0.71	$56,014
Series A-4 Preferred Stock	3/16/2018	4/2/2018	$0.40625	$441

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In November 2017, we redeemed all of the outstanding shares of our 7.125% Series A Cumulative Redeemable Preferred Stock. Holders received a cash payment of $25.14349 per share which included accrued and unpaid dividends. In the aggregate, we paid $85.5 million to redeem all of the 3,400,000 outstanding shares.

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

Repurchase Program

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock. We have 400,000 common shares remaining in the repurchase program. No common shares were repurchased during the three months ended March 31, 2018 or 2017. There is no expiration date specified for the buyback program.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.      Share-Based Compensation

As of March 31, 2018, we have two share-based compensation plans; the Sun Communities, Inc. 2015 Equity Incentive Plan (“2015 Equity Incentive Plan”) and the First Amended and Restated 2004 Non-Employee Director Option Plan (“2004 Non-Employee Director Option Plan”). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success, and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future.

The following table shows details on grants of equity awards during the three months ended March 31, 2018:

Grant Period	Type	Plan	Shares Granted	Grant Date Fair Value Per Share		Vesting Type	Vesting Anniversary	Percentage

2018	Key Employees	2015 Equity Incentive Plan	16,500	$88.30	(1)	Time Based	2nd	35.0%
							3rd	35.0%
							4th	20.0%
							5th	5.0%
							6th	5.0%
2018	Key Employees	2015 Equity Incentive Plan	44,600	$85.29	(1)	Time Based	20.0% annually over 5 years
2018	Executive Officers	2015 Equity Incentive Plan	60,000	$87.24	(1)	Time Based	20.0% annually over 5 years
2018	Executive Officers	2015 Equity Incentive Plan	90,000	$65.24	(2)	Market Condition	3rd	100.0%
2018	Directors	2004 Non-Employee Director Option Plan	16,800	$85.28	(1)	Time Based	3rd	100.0%
(1) The fair value of the grants were determined by using the closing price of our common stock on the dates the shares were issued.
(2) Share-based compensation for restricted stock awards with market conditions is measured based on an estimate of shares expected to vest. We estimate the fair value of share-based compensation for restricted stock with market conditions using a Monte Carlo simulation. At the grant date our common stock price was $87.24. Based on the Monte Carlo simulation we expect 74.8% of the 90,000 shares to vest.

Options

During the three months ended March 31, 2017, 1,500 shares of common stock were issued in connection with the exercise of stock options with net proceeds of $0.1 million. There were no stock option exercises during the three months ended March 31, 2018.

Vesting

The vesting requirements for 93,647 restricted shares granted to our executives, directors and employees were satisfied during the three months ended March 31, 2018.

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

Transactions between our segments are eliminated in consolidation. Transient RV revenue is included in the Real Property Operations segment revenues and is expected to approximate $85.5 million annually. This transient RV revenue was recognized 25.8 percent in the first quarter, and is expected to be recognized 20.6 percent, 37.4 percent, and 16.2 percent in the second, third, and fourth quarters, respectively. Transient revenue was $78.0 million for the year ended December 31, 2017. We recognized 27.2 percent in the first quarter, 20.1 percent in the second quarter, 36.9 percent in the third quarter, and 15.8 percent in the fourth quarter.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A presentation of segment financial information is summarized as follows (in thousands):

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$203,779	$47,920	$251,699	$189,273	$39,602	$228,875
Operating expenses/Cost of sales	70,732	31,741	102,473	64,977	25,985	90,962
Net operating income/Gross profit	133,047	16,179	149,226	124,296	13,617	137,913
Adjustments to arrive at net income / (loss):
Interest and other revenues, net	6,276	(59)	6,217	5,525	—	5,525
Home selling expenses	—	(3,290)	(3,290)	—	(3,111)	(3,111)
General and administrative	(17,187)	(2,744)	(19,931)	(15,721)	(2,211)	(17,932)
Transaction costs	—	—	—	(2,411)	25	(2,386)
Depreciation and amortization	(50,508)	(15,929)	(66,437)	(47,330)	(15,436)	(62,766)
Extinguishment of debt	(196)	—	(196)	(466)	—	(466)
Interest	(31,134)	(4)	(31,138)	(31,319)	(3)	(31,322)
Interest on mandatorily redeemable preferred OP units	(619)	—	(619)	(784)	—	(784)
Catastrophic weather related charges, net	2,357	(144)	2,213	(87)	—	(87)
Other (expense) / income, net	(2,616)	(1)	(2,617)	631	208	839
Current tax expense	(96)	(78)	(174)	(123)	(55)	(178)
Deferred tax benefit	347	—	347	300	—	300
Net income / (loss)	39,671	(6,070)	33,601	32,511	(6,966)	25,545
Less: Preferred return to preferred OP units	1,080	—	1,080	1,174	—	1,174
Less: Amounts attributable to noncontrolling interests	2,400	(306)	2,094	1,483	(395)	1,088
Net income / (loss) attributable to Sun Communities, Inc.	36,191	(5,764)	30,427	29,854	(6,571)	23,283
Less: Preferred stock distributions	441	—	441	2,179	—	2,179
Net income / (loss) attributable to Sun Communities, Inc. common stockholders	$35,750	$(5,764)	$29,986	$27,675	$(6,571)	$21,104

	March 31, 2018			December 31, 2017
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Identifiable assets:
Investment property, net	$5,162,460	$480,194	$5,642,654	$5,172,521	$472,833	$5,645,354
Cash and cash equivalents	(1,483)	16,636	15,153	(7,649)	17,776	10,127
Inventory of manufactured homes	—	36,311	36,311	—	30,430	30,430
Notes and other receivables, net	177,247	16,604	193,851	149,798	13,698	163,496
Collateralized receivables, net	123,155	—	123,155	128,246	—	128,246
Other assets, net	133,489	5,040	138,529	130,455	3,849	134,304
Total assets	$5,594,868	$554,785	$6,149,653	$5,573,371	$538,586	$6,111,957

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

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended March 31, 2018.

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

Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards, depreciation and basis differences between tax and U.S. GAAP on our Canadian investments. Generally, full valuation allowances are recorded against almost all U.S. federal deferred tax assets. Deferred tax liabilities of $21.6 million (Canada) and $0.1 million (U.S.) have been recorded in relation to corporate entities and included in “Other liabilities” in our Consolidated Balance Sheets as of March 31, 2018. There were no U.S. federal deferred tax assets or liabilities included in our Consolidated Balance sheets as of December 31, 2017.

We had no unrecognized tax benefits as of March 31, 2018 and 2017. We do not expect significant changes in tax positions that would result in unrecognized tax benefits within one year of March 31, 2018.

We recorded a current tax expense for federal, state, and Canadian income taxes of approximately $0.2 million for the three months ended March 31, 2018 and 2017.

We recorded $0.3 million of deferred tax benefit in our Consolidated Statements of Operations for the three months ended March 31, 2018 and March 31, 2017.

In 2017, SHS underwent an audit by the Internal Revenue Service for the 2015 tax year. Upon conclusion of the audit, no adjustment was required.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.     Earnings Per Share

We have outstanding stock options, unvested restricted common shares, and Series A-4 Preferred Stock, and our Operating Partnership has: outstanding common OP units; Series A-1 preferred OP units; Series A-3 preferred OP units; Series A-4 preferred OP units; Series C preferred OP units; and Aspen preferred OP Units, which, if converted or exercised, may impact dilution.

Computations of basic and diluted earnings / (loss) per share were as follows (in thousands, except per share data):

	Three Months Ended March 31,
Numerator	2018	2017
Net income attributable to common stockholders	$29,986	$21,104
Allocation to restricted stock awards	(303)	(253)
Basic earnings: Net income attributable to common stockholders after allocation	29,683	20,851
Allocation to restricted stock awards	303	253
Diluted earnings: Net income attributable to common stockholders after allocation	$29,986	$21,104

Denominator
Weighted average common shares outstanding	78,855	72,677
Add: dilutive stock options	2	2
Add: dilutive restricted stock	607	441
Diluted weighted average common shares and securities	79,464	73,120
Earnings per share available to common stockholders after allocation:
Basic	$0.38	$0.29
Diluted	$0.38	$0.29

We have excluded certain securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share as of March 31, 2018 and 2017 (in thousands):

	As of March 31,
	2018	2017
Common OP units	2,739	2,750
Series A-1 preferred OP units	342	362
Series A-3 preferred OP units	40	40
Series A-4 preferred OP units	422	632
Series A-4 preferred stock	1,085	1,637
Series C preferred OP units	316	328
Aspen preferred OP units	1,284	1,284
Total securities	6,228	7,033

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

The following table provides the terms of our interest rate derivative contracts that were in effect as of March 31, 2018:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Cap Rate	Spread	Effective Fixed Rate
Cap	Cap Floating Rate	4/1/2015	4/1/2018	$150.1	3 Month LIBOR	3.5640%	9.0000%	—%	N/A
Cap	Cap Floating Rate	10/3/2016	5/1/2023	$9.6	3 Month LIBOR	4.3640%	11.0200%	—%	N/A

During the three months ended March 31, 2018, we entered into an interest rate derivative contract, effective April 1, 2018, that replaced the contracted that expired on April 1, 2018 in the table above. The new contract is a floating rate cap that matures on April 1, 2021, with a notional amount $142.9 million and cap rate of 20.93 percent.

In accordance with ASC Topic 815, “Derivatives and Hedging,” derivative instruments are recorded at fair value in Other assets, net or Other liabilities on the Consolidated Balance Sheets. As of March 31, 2018 and December 31, 2017, the fair value of our derivatives was zero.

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

Derivative Instruments

The derivative instruments held by us are interest rate cap agreements for which quoted market prices are indirectly available. For those derivatives, we use model-derived valuations in which all significant inputs and significant value drivers are observable in active markets provided by brokers or dealers to determine the fair value of derivative instruments on a recurring basis (Level 2). Refer to Note 14, “Derivative Instruments and Hedging Activities.”

Installment Notes Receivable on Manufactured Homes

The net carrying value of the installment notes receivable on manufactured homes estimates the fair value as the interest rates in the portfolio are comparable to current prevailing market rates (Level 2). Refer to Note 5, “Notes and Other Receivables.”

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

Collateralized Receivables and Secured Borrowings

The fair value of these financial instruments offset each other as our collateralized receivables represent a transfer of financial assets and the cash proceeds received from these transactions have been classified as a secured borrowing on the Consolidated Balance Sheets. The net carrying value of the collateralized receivables estimates the fair value as the interest rates in the portfolio are comparable to current prevailing market rates (Level 2). Refer to Note 4, “Collateralized Receivables and Transfers of Financial Assets.”

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

The table below sets forth our financial assets and liabilities that required disclosure of fair value on a recurring basis as of March 31, 2018. The table presents the carrying values and fair values of our financial instruments as of March 31, 2018 and December 31, 2017, that were measured using the valuation techniques described above (in thousands). The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable as the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	March 31, 2018		December 31, 2017
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Installment notes receivable on manufactured homes, net	$124,738	$124,738	$115,797	$115,797
Collateralized receivables, net	123,155	123,155	128,246	128,246
Financial liabilities
Debt (excluding secured borrowings)	$2,863,563	$2,641,997	$2,908,799	$2,726,770
Secured borrowings	124,077	124,077	129,182	129,182
Lines of credit	141,800	141,800	41,257	41,257
Other liabilities (contingent consideration)	7,069	7,069	6,976	6,976

16.     Recent Accounting Pronouncements

Recent Accounting Pronouncements - Adopted

On January 1, 2018, we adopted ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” Refer to Note 2, “Revenue” for information regarding our adoption of this guidance.

On January 1, 2018 we adopted ASU 2017-09 “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” This update provided clarity and reduced both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, regarding a change to the terms or conditions of a share-based payment award. There was no initial impact that resulted from adoption of this guidance; it will be applied should a modification occur.

On January 1, 2018, we adopted ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This update clarified the definition of a business with the objective of adding guidance to assist entities with evaluating whether

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation.

Under previous guidance, substantially all of our property acquisitions were accounted for as business combinations with identifiable assets and liabilities measured at fair value, and acquisition related costs expensed as incurred and reported as Transaction costs in our Consolidations Statements of Operations.

With the adoption of ASU 2017-01, we expect that substantially all of our future property acquisitions will be accounted for as asset acquisitions. We will allocate the purchase price of these properties on a relative fair value basis and capitalize direct acquisition related costs as part of the purchase price. Acquisitions costs that do not meet the criteria to be capitalized will be expensed as incurred and presented as General and administrative costs in our Consolidated Statements of Operations.

On January 1, 2018, we adopted ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash.” This update required inclusion of restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

Our restricted cash consists of amounts primarily held in deposit for tax, insurance and repair escrows held by lenders in accordance with certain debt agreements. Restricted cash is included as a component of Other assets, net on the Consolidated Balance Sheets. Changes in restricted cash are reported in our Consolidated Statements of Cash Flows as operating, investing or financing activities based on the nature of the underlying activity.

The following table reconciles our beginning-of-period and end-of-period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Cash and cash equivalents	$15,153	$10,127	$10,919	$8,164
Restricted cash	12,271	13,382	15,791	17,149
Cash, cash equivalents and restricted cash	$27,424	$23,509	$26,710	$25,313

Recent Accounting Pronouncements - Not Yet Adopted

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

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” The core principle of this update is that a lessee should recognize the assets and liabilities that arise from leases while the accounting by a lessor is largely unchanged from that applied under previous GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Our income from real property and rental home revenue streams is derived from rental agreements where we are the lessor. As noted above, the lessor accounting model is largely unchanged by this update. We are the lessee in other arrangements, primarily for our executive offices, ground leases at five communities, and certain equipment. We are currently evaluating our inventory of such leases to determine which will require recognition of right of use assets and corresponding lease liabilities, and the related disclosure requirements thereto. We intend to adopt the practical expedients associated with this guidance.

17.    Commitments and Contingencies

Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Catastrophic Weather Related Estimates

In September 2017, our communities in Florida and Georgia sustained damages from Hurricane Irma. The table below sets forth estimated losses (in millions). Future changes to estimated losses will be recognized in the period(s) in which they are determined.

	Damages(1)	Impaired Assets - Florida Keys	Total
Total estimated losses - December 31, 2017	$21.3	$10.4	$31.7
Change in estimated losses	3.8	—	3.8
Total estimated losses - March 31, 2018	$25.1	$10.4	$35.5

(1) Damages losses are comprised primarily by tree and debris removal, common area repairs and minor flooding.

We maintain property, casualty, flood and business interruption insurance for our community portfolio, subject to customary deductibles and limits. The table below sets forth estimated insurance recoveries (in millions). Actual insurance recoveries could vary significantly from our estimates. Future changes to estimated insurance recoveries will be recognized in the period(s) in which they are determined.

	Three Months Ended March 31, 2018
	Damages(1)	Loss of Earnings	Redevelopment Costs in Excess of Impairment Charges	Total
Total estimated insurance receivable - December 31, 2017	$23.7	$—	$—	$23.7
Change in estimated insurance recoveries	6.0	—	—	6.0
Advances from insurer	(5.0)	—	—	(5.0)
Total estimated insurance receivable - March 31, 2018	$24.7	$—	$—	$24.7

Changes in estimated insurance recoveries for damages during the three months ended March 31, 2018, were primarily the result of incremental losses where deductibles were previously met. Additionally, previous recovery estimates were refined as damage losses were attributed to specific asset deductible categories. The change in estimated losses and changes in estimated insurance recoveries during the three months ended March 31, 2018, resulted in a net favorable adjustment of $2.2 million to Catastrophic weather related charges, net in our Consolidated Statements of Operations.

We are actively working with our insurer on claims for lost earnings and redevelopment costs greater than the asset impairment charge for the three Florida Keys communities. The three impaired Florida Keys communities will require redevelopment followed by a tenant lease-up period. As such, we currently cannot estimate a date when operating results will be restored to pre-hurricane levels. Our business interruption insurance policy provides for up to 60 months of coverage from the date of restoration.

18.    Subsequent Events

In April 2018, we issued 220,000 shares of common stock through our At-the-Market equity sales program at a weighted average price of $91.31 per share. Net proceeds from the sales were $19.8 million.

We have evaluated our Consolidated Financial Statements for subsequent events through the date that this Form 10-Q was issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes filed herewith, along with our 2017 Annual Report. Capitalized terms are used as defined elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. As of March 31, 2018, we owned and operated or had an interest in a portfolio of 350 developed properties located in 29 states throughout the U.S. and one province in Canada, including 230 MH communities, 89 RV communities, and 31 properties containing both MH and RV sites.

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

SIGNIFICANT ACCOUNTING POLICIES

We have identified significant accounting policies that, as a result of the judgments, uncertainties, and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition or results of operations under different conditions or using different assumptions. Details regarding significant accounting policies are described fully in our 2017 Annual Report.

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

NOI is derived from revenues minus property operating expenses and real estate taxes. NOI is a non-GAAP financial measure that we believe is helpful to investors as a supplemental measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We use NOI as a key measure when evaluating performance and growth of particular properties and/or groups of properties. The principal limitation of NOI is that it excludes depreciation, amortization, interest expense and non-property specific expenses such as general and administrative expenses, all of which are significant costs. Therefore, NOI is a measure of the operating performance of our properties rather than of the Company overall.

We believe that GAAP net income (loss) is the most directly comparable measure to NOI. NOI should not be considered to be an alternative to GAAP net income (loss) as an indication of our financial performance or GAAP cash flow from operating activities as a measure of our liquidity; nor is it indicative of funds available for our cash needs, including our ability to make cash distributions. Because of the inclusion of items such as interest, depreciation, and amortization, the use of GAAP net income (loss) as a performance measure is limited as these items may not accurately reflect the actual change in market value of a property, in the case of depreciation and in the case of interest, may not necessarily be linked to the operating performance of a real estate asset, as it is often incurred at a parent company level and not at a property level.

FFO is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as GAAP net income (loss), excluding gains (or losses) from sales of depreciable operating property, plus real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO is a non-GAAP financial measure that management believes is a useful supplemental measure of our operating performance. By excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not readily apparent from GAAP net income (loss). Management believes the use of FFO has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. We also use FFO excluding certain gain and loss items that management considers unrelated to the operational and financial performance of our core business (“Core FFO”). We believe that Core FFO provides enhanced comparability for investor evaluations of period-over-period results.

We believe that GAAP net income (loss) is the most directly comparable measure to FFO. The principal limitation of FFO is that it does not replace GAAP net income (loss) as a performance measure or GAAP cash flow from operations as a liquidity measure. Because FFO excludes significant economic components of GAAP net income (loss) including depreciation and amortization, FFO should be used as a supplement to GAAP net income (loss) and not as an alternative to it. Further, FFO is not intended as a measure of a REIT’s ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. FFO is calculated in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that interpret the NAREIT definition differently.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

SUMMARY STATEMENTS OF OPERATIONS

The following table summarizes our consolidated financial results and reconciles net income to NOI for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income attributable to Sun Communities, Inc., common stockholders:	$29,986	$21,104
Other revenues	(6,217)	(5,525)
Home selling expenses	3,290	3,111
General and administrative	19,931	17,932
Transaction costs	—	2,386
Depreciation and amortization	66,437	62,766
Extinguishment of debt	196	466
Interest expense	31,757	32,106
Catastrophic weather related charges, net	(2,213)	87
Other (expense) / income, net	2,617	(839)
Current tax expense	174	178
Deferred tax benefit	(347)	(300)
Preferred return to preferred OP units	1,080	1,174
Amounts attributable to noncontrolling interests	2,094	1,088
Preferred stock distributions	441	2,179
NOI / Gross profit	$149,226	$137,913

	Three Months Ended March 31,
	2018	2017
Real Property NOI	$131,745	$122,745
Rental Program NOI	24,159	22,956
Home Sales NOI / Gross profit	8,329	6,380
Ancillary NOI / Gross profit	1,302	1,551
Site rent from Rental Program (included in Real Property NOI) (1)	(16,309)	(15,719)
NOI / Gross profit	$149,226	$137,913

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

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
Financial Information (in thousands)	2018	2017	Change	% Change
Income from real property	$197,211	$183,054	$14,157	7.7%
Property operating expenses:
Payroll and benefits	15,658	14,921	737	4.9%
Legal, taxes, and insurance	2,482	1,528	954	62.4%
Utilities	22,553	20,037	2,516	12.6%
Supplies and repair	5,256	4,699	557	11.9%
Other	5,681	5,981	(300)	(5.0)%
Real estate taxes	13,836	13,143	693	5.3%
Property operating expenses	65,466	60,309	5,157	8.6%
Real Property NOI	$131,745	$122,745	$9,000	7.3%

	As of March 31,
Other Information	2018	2017	Change
Number of properties	350	342	8

MH occupancy	94.7%
RV occupancy	100.0%
MH & RV blended occupancy (1)	95.8%	95.9%	(0.1)%

Sites available for development	9,345	9,890	(545)

Monthly base rent per site - MH	$543	$523	$20
Monthly base rent per site - RV (2)	$448	$429	$19
Monthly base rent per site - Total	$522	$503	$19

(1)	Overall occupancy percentage includes MH and annual RV sites, and excludes transient RV sites.

(2)	Monthly base rent pertains to annual RV sites and excludes transient RV sites.

The $9.0 million increase in Real Property NOI consists of $2.5 million from newly acquired properties and $6.5 million from Same Communities as detailed below.

REAL PROPERTY OPERATIONS – SAME COMMUNITY

A key management tool used when evaluating performance and growth of our properties is a comparison of our Same Communities. Same Communities consist of stabilized properties owned and operated since January 1, 2017. The Same Community data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations.

In order to evaluate the growth of the Same Communities, management has classified certain items differently than our GAAP statements, primarily the reclassification of water and sewer revenues from Income from real property to Utilities. A significant portion of our utility charges are re-billed to our residents. We have reclassified $7.9 million and $7.6 million for the three months ended March 31, 2018 and 2017, respectively, to reflect the utility expenses associated with our Same Community portfolio net of recovery.

The following tables reflect certain financial and other information for our Same Communities as of and for the three months ended March 31, 2018 and 2017. The amounts in the table below reflect constant currency for comparative purposes. Canadian currency figures included within the three months ended March 31, 2017 have been translated at 2018 exchange rates.

	Three Months Ended March 31,
Financial Information (in thousands)	2018	2017	Change	% Change
Income from real property	$185,119	$175,206	$9,913	5.7%
Property operating expenses:
Payroll and benefits	15,041	14,845	196	1.3%
Legal, taxes, and insurance	2,424	1,513	911	60.2%
Utilities	13,881	12,377	1,504	12.2%
Supplies and repair	5,028	4,670	358	7.7%
Other	5,430	5,236	194	3.7%
Real estate taxes	13,360	13,107	253	1.9%
Property operating expenses	55,164	51,748	3,416	6.6%
Real Property NOI	$129,955	$123,458	$6,497	5.3%

	As of March 31,
Other Information	2018	2017	Change
Number of properties	336	336	—

MH occupancy (1)	96.9%
RV occupancy (1)	100.0%
MH & RV blended occupancy (1) (2)	97.6%	95.4%	2.2%

Sites available for development	7,602	6,421	1,181

Monthly base rent per site - MH	$542	$523	$19
Monthly base rent per site - RV (3)	$446	$426	$20
Monthly base rent per site - Total	$521	$502	$19

(1)	The occupancy percentage includes MH and annual RV sites, and excludes recently completed but vacant expansion sites and transient RV sites.

(2)	The occupancy percentage for 2017 has been adjusted to reflect incremental growth period-over-period from filled MH expansion sites and the conversion of transient RV sites to annual RV sites.

(3)	Monthly base rent pertains to annual RV sites and excludes transient RV sites.

Real property NOI growth of 5.3 percent is primarily due to increased Income from real property of $9.9 million, or 5.7 percent. The 5.7 percent increase is primarily attributable to a 2.2 percent increase in occupancy and a 3.8 percent increase in total monthly base rent per site, partially offset by the impact of occupancy increase timing during the three months ended March 31, 2018. The increase in Income from real property was partially offset by a $3.4 million, or 6.6 percent, increase in Property operating expenses, primarily attributable to increases in utilities, legal, taxes, and insurance, and supplies and repair expenses.

HOME SALES AND RENTALS

The following table reflects certain financial and other information for our Rental Program as of and for the three months ended March 31, 2018 and 2017 (in thousands, except for statistical information):

	Three Months Ended March 31,
Financial Information	2018	2017	Change	% Change
Rental home revenue	$13,020	$12,339	$681	5.5%
Site rent from Rental Program (1)	16,309	15,719	590	3.8%
Rental Program revenue	29,329	28,058	1,271	4.5%
Expenses
Commissions	330	610	(280)	(45.9)%
Repairs and refurbishment	2,314	2,281	33	1.5%
Taxes and insurance	1,535	1,437	98	6.8%
Marketing and other	991	774	217	28.0%
Rental Program operating and maintenance	5,170	5,102	68	1.3%
Rental Program NOI	$24,159	$22,956	$1,203	5.2%

Other Information
Number of occupied rentals, end of period	11,074	10,888	186	1.7%
Investment in occupied rental homes, end of period	$504,402	$465,479	$38,923	8.4%
Number of sold rental homes	234	240	(6)	(2.5)%
Weighted average monthly rental rate, end of period	$933	$889	$44	5.0%

(1)
The renter’s monthly payment includes the site rent and an amount attributable to rental home lease. The site rent is reflected in the Real Property Operations segment. For purposes of management analysis, the site rent is included in the Rental Program revenue to evaluate the incremental revenue gains associated with implementation of the Rental Program, and assess the overall growth and performance of the Rental Program and financial impact to our operations.

Rental program NOI increased 5.2 percent due to an increase in revenues of 4.5 percent, or $1.3 million, partially offset by an increase in operating and maintenance expenses of 1.3 percent, or $0.1 million. The increase in revenues is attributable to a 5.0 percent increase in the weighted average monthly rental rate. The $0.1 million increase in operating and maintenance expenses is primarily the result of increased marketing and taxes and insurance expenses offset by a decrease in commissions expense in the three months ended March 31, 2018, as compared to the same period in 2017.

We purchase new homes and acquire pre-owned and repossessed manufactured homes, generally located within our communities, from lenders, dealers, and former residents to lease or sell to current and prospective residents.

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended March 31, 2018 and 2017 (in thousands, except for average selling prices and statistical information):

	Three Months Ended March 31,
Financial Information	2018	2017	Change	% Change
New home sales	$11,893	$6,883	$5,010	72.8%
Pre-owned home sales	23,007	20,380	2,627	12.9%
Revenue from home sales	34,900	27,263	7,637	28.0%

New home cost of sales	10,197	5,848	4,349	74.4%
Pre-owned home cost of sales	16,374	15,035	1,339	8.9%
Cost of home sales	26,571	20,883	5,688	27.2%
NOI / Gross profit	$8,329	$6,380	$1,949	30.6%

Gross profit – new homes	$1,696	$1,035	$661	63.9%
Gross margin % – new homes	14.3%	15.0%	(0.7)%
Average selling price – new homes	$112,198	$90,566	$21,632	23.9%

Gross profit – pre-owned homes	$6,633	$5,345	$1,288	24.1%
Gross margin % – pre-owned homes	28.8%	26.2%	2.6%
Average selling price – pre-owned homes	$31,473	$27,173	$4,300	15.8%

Statistical Information
Home sales volume:
New home sales	106	76	30	39.5%
Pre-owned home sales	731	750	(19)	(2.5)%
Total homes sold	837	826	11	1.3%

Gross profit on new home sales increased by $0.7 million in the three months ended March 31, 2018 as compared to the same period in 2017, primarily as a result of increased new home sales volumes partially offset by a lower gross margin percentage on those sales.

Gross profit on pre-owned home sales increased by $1.3 million in the three months ended March 31, 2018 as compared to the same period in 2017, primarily due to a higher gross margin percentage partially offset by lower sales volumes.

OTHER ITEMS - STATEMENTS OF OPERATIONS

The following table summarizes other income and expenses for the three months ended March 31, 2018 and 2017 (amounts in thousands):

	Three Months Ended March 31,
	2018	2017	Change	% Change
Ancillary revenues, net	$1,302	$1,551	$(249)	(16.1)%
Interest income	$5,316	$4,646	$670	14.4%
Home selling expenses	$3,290	$3,111	$179	5.8%
General and administrative expenses	$19,931	$17,932	$1,999	11.1%
Transaction costs	$—	$2,386	$(2,386)	100.0%
Depreciation and amortization	$66,437	$62,766	$3,671	5.8%
Interest expense	$31,757	$32,106	$(349)	(1.1)%
Catastrophic weather related charges, net	$(2,213)	$87	$(2,300)	(2,643.7)%
Other (expense) / income, net	$(2,617)	$839	$(3,456)	(411.9)%

Interest income - for the three months ended March 31, 2018, increased primarily due to an increase in our installment notes receivables, partially offset by a decrease in our collateralized receivables, as compared to the same period in 2017. Refer to Note 4, “Collateralized Receivables and Transfers of Financial Assets” and Note 5, “Notes and Other Receivables” of our accompanying Consolidated Financial Statements for additional information.

General and administrative expenses - for the three months ended March 31, 2018, increased primarily due to an increase in legal, taxes and insurance expenses, as well as consulting and implementation costs for technology and efficiency related initiatives, as compared to the three months ended March 31, 2017.

Transaction costs - for the three months ended March 31, 2017, were incurred in connection with our property acquisitions, which were accounted for as business combinations with identifiable assets and liabilities measured at fair value and acquisition related costs expensed as incurred. Beginning January 2018, we expect that substantially all of our property acquisitions will be considered asset acquisitions. Accordingly, direct acquisition related costs will be capitalized as part of the purchase price. Acquisitions costs that do no meet the criteria for capitalization will be expensed as incurred and presented as General and administrative costs in our Consolidated Statements of Operations. Refer to Note 16, “Recent Accounting Pronouncements” of our accompanying Consolidated Financial Statements for additional information.

Depreciation and amortization - increased as a result of our property acquisitions during 2017 and our ongoing expansion and development activities. Refer to Note 3, “Real Estate Acquisitions” of our accompanying Consolidated Financial Statements for additional information.

Catastrophic weather related charges, net - In September 2017, Hurricane Irma impacted our communities in Florida and Georgia. During the three months ended March 31, 2018, we recorded a $2.2 million net favorable adjustment primarily as a result of incremental losses where deductibles were previously met, and refinements to previous recovery estimates as damage losses were attributed to specific asset deductible categories. Refer to Note 17, “Commitments and Contingencies” of our accompanying Consolidated Financial Statements for additional information.

Other (expense) / income, net - in the three months ended March 31, 2018, was primarily comprised of a foreign currency translation loss of $2.5 million, as compared to a foreign currency translation gain of $0.8 million during the same period in 2017.

FUNDS FROM OPERATIONS

The following table reconciles net income to FFO data for diluted purposes for the three months ended March 31, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Net income attributable to Sun Communities, Inc. common stockholders	$29,986	$21,104
Adjustments:
Depreciation and amortization	66,646	62,817
Amounts attributable to noncontrolling interests	1,889	900
Preferred return to preferred OP units	553	586
Preferred distribution to Series A-4 preferred stock	441	665
Gain on disposition of assets, net	(4,539)	(2,681)
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities (1)	94,976	83,391
Adjustments:
Transaction costs (2)	—	2,386
Other acquisition related costs (3)	135	844
Loss on extinguishment of debt	196	466
Catastrophic weather related charges, net	(2,213)	87
Loss of earnings - catastrophic weather related (4)	325	—
Other (income) / expense, net	2,617	(839)
Debt premium write-off	(782)	(414)
Deferred tax expense / (benefit)	(347)	(300)
Core FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities excluding certain items (1)	$94,907	$85,621

Weighted average common shares outstanding - basic:	78,855	72,677
Add:
Common stock issuable upon conversion of stock options	2	2
Restricted stock	607	561
Common OP units	2,741	2,754
Common stock issuable upon conversion of Series A-1 preferred OP units	836	892
Common stock issuable upon conversion of Series A-3 preferred OP units	75	75
Common stock issuable upon conversion of Series A-4 preferred stock	482	727
Weighted average common shares outstanding - fully diluted	83,598	77,688

FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per share - fully diluted	$1.14	$1.07
Core FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per share excluding certain items - fully diluted	$1.14	$1.10
(1)    The effect of certain anti-dilutive convertible securities is excluded from these items.

(2)
In January 2018, we adopted ASU 2017-01, which clarified the definition of a business with the objective of assisting entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. Under previous guidance, substantially all of our property acquisitions were accounted for as business combinations with identifiable assets and liabilities measured at fair value, and acquisition related costs expensed as incurred and reported as Transaction costs. Under the new guidance, we expect that substantially all of our future property acquisitions will be accounted for as asset acquisitions. We will allocate the purchase price of these properties on a relative fair value basis and capitalize direct acquisition related costs as part of the purchase price. Acquisitions costs that do not meet the criteria for capitalization will be expensed as incurred and reported as General and administrative costs.

(3)
These costs represent the expenses incurred to bring recently acquired properties up to our operating standards, including items such as tree trimming and painting costs that do not meet our capitalization policy.

(4)
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

Subject to market conditions, we intend to continue to identify opportunities to expand our development pipeline and acquire existing communities. We finance acquisitions through available cash, secured financing, draws on our lines of credit, the assumption of existing debt on properties, and the issuance of equity securities. We will continue to evaluate acquisition opportunities that meet our criteria. Refer to Note 3, “Real Estate Acquisitions” in our accompanying Consolidated Financial Statements for information regarding recent community acquisitions.

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

Our capital expenditures include expansion and development, lot modifications, recurring capital expenditures and rental home purchases. For the three months ended March 31, 2018 and 2017, expansion and development activities of $24.6 million and $18.7 million, respectively, related to costs consisting primarily of construction of sites and other costs necessary to complete home site improvements.

For the three months ended March 31, 2018 and 2017, lot modification expenditures were $5.1 million and $4.2 million, respectively. These expenditures improve asset quality in our communities and are incurred when an existing home is removed and the site is prepared for a new home (more often than not, a multi-sectional home). These activities which are mandated by strict manufacturer’s installation requirements and state building codes, include items such as new foundations, driveways, and utility upgrades.

For the three months ended March 31, 2018 and 2017, recurring capital expenditures of $3.3 million and $2.6 million, respectively, related to our continued commitment to upkeep of our properties.

We invest in the acquisition of homes intended for the Rental Program. Expenditures for these investments depend upon the condition of the markets for repossessions and new home sales, as well as rental homes. We finance new home purchases with a $12.0 million manufactured home floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third-party financing of our home sales, available manufactured home floor plan financing and working capital available on our lines of credit.

Our cash flow activities are summarized as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net Cash Provided by Operating Activities	$80,905	$69,208
Net Cash Used for Investing Activities	$(68,518)	$(71,663)
Net Cash (Used) / Provided by Financing Activities	$(8,464)	$3,862
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$(8)	$(10)

Cash, cash equivalents and restricted cash increased by $3.9 million from $23.5 million as of December 31, 2017, to $27.4 million as of March 31, 2018.

Operating Activities

Net cash provided by operating activities increased by $11.7 million from $69.2 million for the three months ended March 31, 2017 to $80.9 million for the three months ended March 31, 2018.

Our net cash flows provided by operating activities from continuing operations may be adversely impacted by, among other things: (a) the market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets; (b) lower occupancy and rental rates of our properties; (c) increased operating costs, such as wage and benefit costs, insurance premiums, real estate taxes and utilities, that cannot be passed on to our tenants; (d) decreased sales of manufactured homes; and (e) current volatility in economic conditions and the financial markets. See “Risk Factors” in Part I, Item 1A of our 2017 Annual Report.

Investing Activities

Net cash used for investing activities was $68.5 million for the three months ended March 31, 2018, compared to $71.7 million for the three months ended March 31, 2017. Refer to Note 3, “Real Estate Acquisitions” in our accompanying Consolidated Financial Statements for additional information.

Financing Activities

Net cash used for financing activities was $8.5 million for the three months ended March 31, 2018, compared to net cash provided by financing activities of $3.9 million for the three months ended March 31, 2017. Refer to Note 8, “Debt and Lines of Credit” and Note 9, “Equity and Mezzanine Securities” in our accompanying Consolidated Financial Statements for additional information.

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

The A&R Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the A&R Credit Agreement, which margin can range from 1.35 percent to 2.20 percent for the revolving loan and 1.30 percent to 2.15 percent for the term loan. As of March 31, 2018, the margin on our leverage ratio was 1.35 percent and 1.30 percent on the revolving and term loans, respectively. We had $40.0 million borrowings on the revolving loan and $100.0 million borrowings on the term loan totaling $140.0 million as of March 31, 2018, with a weighted average interest rate of 3.00 percent.

The A&R Facility replaced our $450.0 million credit facility (the “Previous Facility”), which was scheduled to mature on August 19, 2019. The A&R Facility provides, and the Previous Facility provided, us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but does reduce the borrowing amount available. At March 31, 2018 and December 31, 2017, approximately $1.3 million of availability was used to back standby letters of credit.

Pursuant to the terms of the A&R Facility, we are subject to various financial and other covenants. We are currently in compliance with these covenants. The most restrictive financial covenants for the A&R Facility are as follows:

Covenant	Requirement	As of March 31, 2018
Maximum Leverage Ratio	<65%	35.0%
Minimum Fixed Charge Coverage Ratio	>1.40	2.70
Minimum Tangible Net Worth	>2,513,492	$3,965,656
Maximum Dividend Payout Ratio	<95.0%	62.3%

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, expansion and development of communities, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. At March 31, 2018, we had 163 unencumbered properties, of which 61 support the borrowing base for our $650.0 million line of credit.

From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, obtain debt financing, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the MH and RV community industry at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those markets could make borrowing more difficult to secure, more expensive, or effectively unavailable. See “Risk Factors” in Part I, Item 1A of our 2017 Annual Report and in Part II, Item 1A of this report. If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of March 31, 2018, our net debt to enterprise value approximated 28.8 percent (assuming conversion of all common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series A-4 preferred OP units, and Series C preferred OP units to shares of common stock). Our debt has a weighted average maturity of approximately 8.5 years and a weighted average interest rate of 4.45 percent.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as “forecasts,” “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “predicts,” “potential,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled,” “guidance” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under “Risk Factors” in Part I, Item IA, contained in our 2017 Annual Report and our other filings with the SEC, such risks and uncertainties include, but are not limited to:

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

We have two interest rate cap agreements with a total notional amount of $152.5 million. The first interest rate cap agreement has a cap rate of 20.93 percent, a notional amount of $142.9 million and a termination date of April 1, 2021. The second interest rate cap agreement has a cap rate of 11.02 percent, a notional amount of $9.6 million and a termination date of May 2023.

Our remaining variable rate debt totaled $294.8 million and $333.6 million as of March 31, 2018 and 2017, respectively, and bears interest at Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0 percent, our interest expense would have increased or decreased by approximately $0.6 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively, based on the $260.1 million and $300.0 million average balances outstanding under our variable rate debt facilities, respectively.

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

At March 31, 2018 and December 31, 2017, our stockholder’s equity included $88.1 million and $91.5 million from our Canadian subsidiaries, respectively, which represented 3.3 percent and 3.4 percent of total equity, respectively. Based on our sensitivity analysis, a 10.0 percent strengthening of the U.S. dollar against the Canadian dollar would have caused a reduction of $8.8 million and $9.2 million to our total stockholder’s equity at March 31, 2018 and December 31, 2017, respectively.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at March 31, 2018. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in internal control over financial reporting

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to “Legal Proceedings” in Part 1 - Item 1 - Note 17, “Commitments and Contingencies” in our accompanying Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors described in Part 1, Item 1A., “Risk Factors,” in our 2017 Annual Report, which could materially affect our business, financial condition or future results. There have been no material changes to the disclosure on these matters set forth in the 2017 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Refer to Part 1 - Item 1 - Note 9, “Equity and Mezzanine Securities” of our accompanying Consolidated Financial Statements.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Sun Communities, Inc. Articles of Restatement	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K filed on February 22, 2018
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 24, 2018	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Sun Communities, Inc. Articles of Restatement	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K filed on February 22, 2018
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith