Form 10-Q
period 2018-06-30
SUN COMMUNITIES INC
filed 2018-07-26
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]

Number of shares of Common Stock, $0.01 par value per share, outstanding as of July 19, 2018:  81,081,896

PART I – FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except per share amounts)

	(unaudited) June 30, 2018	December 31, 2017
ASSETS
Land	$1,131,956	$1,107,838
Land improvements and buildings	5,484,388	5,102,014
Rental homes and improvements	551,840	528,074
Furniture, fixtures and equipment	162,961	144,953
Investment property	7,331,145	6,882,879
Accumulated depreciation	(1,337,567)	(1,237,525)
Investment property, net (including $307,397 and $50,193 for consolidated variable interest entities at June 30, 2018 and December 31, 2017; see Note 8)	5,993,578	5,645,354
Cash and cash equivalents	20,046	10,127
Inventory of manufactured homes	38,298	30,430
Notes and other receivables, net	176,755	163,496
Collateralized receivables, net	117,314	128,246
Other assets, net (including $6,844 and $1,659 for consolidated variable interest entities at June 30, 2018 and December 31, 2017; see Note 8)	146,357	134,304
TOTAL ASSETS	$6,492,348	$6,111,957
LIABILITIES
Mortgage loans payable (including $44,561 and $41,970 for consolidated variable interest entities at June 30, 2018 and December 31, 2017; see Note 8)	$2,636,847	$2,867,356
Secured borrowings on collateralized receivables	118,242	129,182
Preferred Equity - Sun NG RV Resorts LLC - mandatorily redeemable (fully attributable to consolidated variable interest entities at June 30, 2018; See Note 8)	35,277	—
Preferred OP units - mandatorily redeemable	37,338	41,443
Lines of credit	536,377	41,257
Distributions payable	59,364	55,225
Advanced reservation deposits and rent	161,192	132,205
Other liabilities (including $16,957 and $1,468 for consolidated variable interest entities at June 30, 2018 and December 31, 2017; see Note 8)	151,984	138,536
TOTAL LIABILITIES	3,736,621	3,405,204
Commitments and contingencies	—	—
Series A-4 preferred stock, $0.01 par value. Issued and outstanding: 1,063 shares at June 30, 2018 and 1,085 shares at December 31, 2017	31,739	32,414
Series A-4 preferred OP units	10,137	10,652
Equity Interests - NG Sun LLC (fully attributable to consolidated variable interest entities at June 30, 2018; See Note 8)	21,869	—
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value. Authorized: 180,000 shares; Issued and outstanding: 80,891 shares at June 30, 2018 and 79,679 shares at December 31, 2017	809	797
Additional paid-in capital	3,854,057	3,758,533
Accumulated other comprehensive (loss) / income	(2,184)	1,102
Distributions in excess of accumulated earnings	(1,223,394)	(1,162,001)
Total Sun Communities, Inc. stockholders' equity	2,629,288	2,598,431
Noncontrolling interests
Common and preferred OP units	56,820	60,971
Consolidated variable interest entities	5,874	4,285
Total noncontrolling interests	62,694	65,256
TOTAL STOCKHOLDERS' EQUITY	2,691,982	2,663,687
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,492,348	$6,111,957
See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES
Income from real property	$198,670	$179,461	$395,881	$362,515
Revenue from home sales	41,217	30,859	76,117	58,122
Rental home revenue	13,348	12,678	26,368	25,017
Ancillary revenues	12,031	8,850	18,599	15,069
Interest	5,277	5,043	10,593	9,689
Brokerage commissions and other revenues, net	883	1,008	1,784	1,887
Total revenues	271,426	237,899	529,342	472,299
EXPENSES
Property operating and maintenance	58,691	53,446	110,321	100,612
Real estate taxes	14,076	13,126	27,912	26,269
Cost of home sales	30,932	22,022	57,503	42,905
Rental home operating and maintenance	5,268	4,944	10,438	10,046
Ancillary expenses	8,241	7,148	13,624	11,909
Home selling expenses	3,986	2,990	7,276	6,101
General and administrative	21,442	19,899	41,199	37,738
Transaction costs	57	2,437	114	4,823
Catastrophic weather related charges, net	53	281	(2,160)	368
Depreciation and amortization	67,773	62,721	134,210	125,487
Loss on extinguishment of debt	1,522	293	1,718	759
Interest	32,260	32,358	63,398	63,680
Interest on mandatorily redeemable preferred OP units / equity	790	787	1,409	1,571
Total expenses	245,091	222,452	466,962	432,268
Income before other items	26,335	15,447	62,380	40,031
Other (expense) / income, net	(1,828)	1,156	(4,445)	1,995
Current tax (expense) / benefit	(225)	7	(399)	(171)
Deferred tax (expense) / benefit	(112)	364	235	664
Net income	24,170	16,974	57,771	42,519
Less: Preferred return to preferred OP units / equity	(1,103)	(1,196)	(2,183)	(2,370)
Less: Amounts attributable to noncontrolling interests	(2,227)	(1,315)	(4,321)	(2,403)
Net income attributable to Sun Communities, Inc.	20,840	14,463	51,267	37,746
Less: Preferred stock distribution	(432)	(2,099)	(873)	(4,278)
Net income attributable to Sun Communities, Inc. common stockholders	$20,408	$12,364	$50,394	$33,468
Weighted average common shares outstanding:
Basic	79,612	74,678	79,233	73,677
Diluted	80,116	75,154	79,905	74,272
Earnings per share (Refer to Note 14):
Basic	$0.25	$0.16	$0.63	$0.45
Diluted	$0.25	$0.16	$0.63	$0.45
See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$24,170	$16,974	$57,771	$42,519
Foreign currency translation adjustment	(1,594)	1,745	(3,455)	2,329
Total comprehensive income	22,576	18,719	54,316	44,848
Less: Comprehensive income attributable to noncontrolling interests	2,147	1,411	4,152	2,532
Comprehensive income attributable to Sun Communities, Inc.	$20,429	$17,308	$50,164	$42,316

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(Unaudited - dollars in thousands)

	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2017	$797	$3,758,533	$(1,162,001)	$1,102	$65,256	$2,663,687
Issuance of common stock and common OP units, net	12	85,957	—	—	—	85,969
Conversion of OP units		1,120	—	—	(827)	293
Conversion of Series A-4 preferred stock	—	675	—	—	—	675
Share-based compensation - amortization and forfeitures	—	7,772	181	—	—	7,953
Foreign currency translation	—	—	—	(3,286)	(169)	(3,455)
Net income	—	—	53,450	—	4,202	57,652
Distributions	—	—	(115,024)	—	(5,768)	(120,792)
Balance at June 30, 2018	$809	$3,854,057	$(1,223,394)	$(2,184)	$62,694	$2,691,982

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - dollars in thousands)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES	$198,682	$156,626
INVESTING ACTIVITIES:
Investment in properties	(157,863)	(131,137)
Acquisitions of properties, net of cash acquired	(260,426)	(39,887)
Proceeds from dispositions of assets and depreciated homes, net	18,776	3,458
Issuance of notes and other receivables	(213)	(503)
Repayments of notes and other receivables	1,478	943
Investment in affiliates	(9,243)	—
NET CASH USED FOR INVESTING ACTIVITIES	(407,491)	(167,126)
FINANCING ACTIVITIES:
Issuance and costs of common stock, OP units, and preferred OP units, net	85,969	459,292
Redemption of Series B-3 preferred OP units	(4,105)	—
Borrowings on lines of credit	1,041,876	572,109
Payments on lines of credit	(546,839)	(672,019)
Proceeds from issuance of other debt	—	83,848
Payments on other debt	(229,844)	(58,860)
Prepayment penalty on debt	(1,718)	(759)
Redemption of Series A-4 preferred stock and OP units	—	(24,698)
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(117,054)	(108,093)
Payments for deferred financing costs	(602)	(3,486)
Other financing activities	(5,330)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	222,353	247,334
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(252)	111
Net change in cash, cash equivalents and restricted cash	13,292	236,945
Cash, cash equivalents and restricted cash, beginning of period	23,509	25,313
Cash, cash equivalents and restricted cash, end of period	$36,801	$262,258

	Six Months Ended June 30,
	2018	2017
SUPPLEMENTAL INFORMATION:
Cash paid for interest (net of capitalized interest of $2,205 and $1,266 respectively)	$62,648	$61,709
Cash paid for interest on mandatorily redeemable debt	$1,399	$1,571
Cash paid for income taxes	$680	$350
Noncash investing and financing activities:
Reduction in secured borrowing balance	$10,940	$11,830
Change in distributions declared and outstanding	$4,106	$4,320
Conversion of common and preferred OP units	$1,120	$1,074
Conversion of Series A-4 preferred stock	$675	$4,720
Acquisitions - Common stock and OP units issued	$—	$2,000
Acquisitions - Equity Interests - NG Sun LLC	$21,869	$—
Acquisitions - Preferred Equity - Sun NG RV Resorts LLC	$35,277	$—
Acquisitions - debt assumed	$3,012	$—
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

2. Revenue

Disaggregation of Revenue

The following tables disaggregates our revenue by major source (in thousands):

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
REVENUE
Income from real property	$198,670	$—	$198,670	$179,461	$—	$179,461
Revenue from home sales	—	41,217	41,217	—	30,859	30,859
Rental home revenue	—	13,348	13,348	—	12,678	12,678
Ancillary revenues	12,031	—	12,031	8,850	—	8,850
Interest	5,277	—	5,277	5,043	—	5,043
Brokerage commissions and other revenues, net	883	—	883	1,008	—	1,008
Total revenue	$216,861	$54,565	$271,426	$194,362	$43,537	$237,899

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
REVENUE
Income from real property	$395,881	$—	$395,881	$362,515	$—	$362,515
Revenue from home sales	—	76,117	76,117	—	58,122	58,122
Rental home revenue	—	26,368	26,368	—	25,017	25,017
Ancillary revenues	18,599	—	18,599	15,069	—	15,069
Interest	10,593	—	10,593	9,689	—	9,689
Brokerage commissions and other revenues, net	1,784	—	1,784	1,887	—	1,887
Total revenue	$426,857	$102,485	$529,342	$389,160	$83,139	$472,299

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
Ancillary revenues - are primarily composed of proceeds from restaurant, golf, merchandise and other activities at our recreational vehicle (“RV”) communities. Revenues are recognized at point of sale when control of the good or service transfers to the customer and our performance obligation is satisfied. Sales and other taxes that we collect concurrent with revenue-producing activities are excluded from transaction price.
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

Broker commissions and other revenues, net - is primarily comprised of brokerage commissions for sales of manufactured homes, where we act as agent and arrange for a third-party to transfer a manufactured home to a customer within one of our communities. Brokerage commission revenues are recognized on a net basis at closing, when the transaction is completed and our performance obligations have been fulfilled. Loan loss reserve expenses for our collateralized receivables and notes receivables are also included herein. Refer to Notes 4, “Collateralized Receivables and Transfers of Financial Assets” and 5, “Notes and Other Receivables” for additional information regarding our loan loss reserves.

Contract Balances

As of June 30, 2018 and December 31, 2017, we had $18.2 million and $13.8 million, respectively, of receivables from contracts with customers. Receivables from contracts with customers are presented as a component of Notes and other receivables on our Consolidated Balance Sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes. Due to the nature of our revenue from contacts with customers, we do not have material contract assets or liabilities that fall under the scope of ASC 606.

3.      Real Estate Acquisitions

2018 Acquisitions

Effective June 1, 2018, the Company acquired a majority interest in Sun NG RV Resorts LLC (“Sun NG Resorts”), which is comprised of ten RV resorts and one ground up RV development with 2,700 RV sites and an additional 940 sites available for development. The Company purchased an 80 percent interest in Sun NG Resorts for $61.6 million through Sun NG LLC; the remaining 20 percent interest of $15.4 million is held by NG Sun LLC, an unrelated third-party. Sun paid additional consideration of $123.3 million, consisting of a $1.8 million preferred equity investment and a $121.5 million temporary loan to Sun NG Resorts. Refer to Note 8, “Consolidated Variable Interest Entities,” Note 9, “Debt and Lines of Credit,” and Note 10, “Equity and Mezzanine Securities” for additional information.

In June 2018, we acquired Silver Creek RV Resort (“Silver Creek”), a RV community with 264 sites located in Mears, Michigan.

In June 2018, we acquired four Highway West RV Resorts (“Highway West”) in Coos Bay, Oregon, Salt Lake City, Utah and two resorts in Moab, Utah with 536 RV sites.

In May 2018, we acquired Compass RV Resort (“Compass”), a RV community with 175 sites located in St. Augustine, Florida.

The following table summarizes the amounts of assets acquired net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed in 2018 (in thousands):

At Acquisition Date	Sun NG Resorts	Silver Creek	Highway West	Compass	Total
Investment in property	$256,800	$7,250	$36,500	$13,930	$314,480
In-place leases and other tangible assets	—	—	—	70	70
Debt assumed	(3,012)	—	—	—	(3,012)
Other liabilities, net	(11,990)	—	—	—	(11,990)
Total identifiable assets acquired net of liabilities assumed	$241,798	$7,250	$36,500	$14,000	$299,548

Consideration
Cash	$184,625	$7,250	$36,500	$14,000	$242,375
Preferred Equity - Sun NG Resorts	35,277	—	—	—	35,277
Equity Interests - NG Sun LLC	21,896	—	—	—	21,896
Total consideration	$241,798	$7,250	$36,500	$14,000	$299,548

Additionally, during the three months ended June 30, 2018, we acquired an undeveloped parcel of land, on which we plan to construct River Run Ranch (“River Run”), in Granby, Colorado, for approximately $5.3 million. This land parcel has been entitled and zoned to build a 1,144 site MH and RV resort.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Refer to Note 18, “Subsequent Events,” for information regarding real estate acquisition activity after June 30, 2018.

The total amount of revenues and net income included in the Consolidated Statements of Operations for the three and six months ended June 30, 2018 related to the acquisitions completed in 2018 are set forth in the following table (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(unaudited)	(unaudited)
Total revenues	$7,116	$7,116
Net income	$3,827	$3,827

The following unaudited pro forma financial information presents the results of our operations for the three and six months ended June 30, 2018 and 2017, as if the properties acquired in 2018 had been acquired on January 1, 2017. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees, and purchase accounting.

The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisition been consummated on January 1, 2017 (in thousands, except per-share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2018	2017	2018	2017
Total revenues	$275,526	$247,560	$535,688	$484,207
Net income attributable to Sun Communities, Inc. common stockholders	$27,561	$24,239	$47,583	$34,023
Net income per share attributable to Sun Communities, Inc. common stockholders - basic	$0.35	$0.32	$0.60	$0.46
Net income per share attributable to Sun Communities, Inc. common stockholders - diluted	$0.34	$0.32	$0.60	$0.46

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

Dispositions

There were no property dispositions during the six months ended June 30, 2018 or the year ended December 31, 2017.

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
(Unaudited)

Number of Payments	Repurchase Percentage
Fewer than or equal to 15	100%
Greater than 15 but fewer than 64	90%
Equal to or greater than 64 but fewer than 120	65%
120 or more	50%

The transferred assets have been classified as Collateralized receivables, net and the cash proceeds received from these transactions have been classified as Secured borrowings on collateralized receivables within the Consolidated Balance Sheets. The balance of the collateralized receivables was $117.3 million (net of allowance of $0.9 million) and $128.2 million (net of allowance of $0.9 million) as of June 30, 2018 and December 31, 2017, respectively. The receivables have a weighted average interest rate and maturity of 10.0 percent and 14.5 years as of June 30, 2018, and 10.0 percent and 15.3 years as of December 31, 2017.

The outstanding balance on the secured borrowing was $118.2 million and $129.2 million as of June 30, 2018 and December 31, 2017, respectively.

The collateralized receivables earn interest income, and the secured borrowings accrue interest expense at the same interest rates. The amount of interest income and expense recognized was $2.9 million and $3.3 million for the three months ended June 30, 2018 and 2017, respectively, and $5.7 million and $6.6 million for the six months ended June 30, 2018 and 2017, respectively.

The balances of the collateralized receivables and secured borrowings are reduced as the related collateralized receivables are collected from the customers, or as the underlying collateral is repurchased. The change in the aggregate gross principal balance of the collateralized receivables is as follows (in thousands):

Six Months Ended June 30, 2018
Beginning balance	$129,182
Principal payments and payoffs from our customers	(5,866)
Principal reduction from repurchased homes	(5,074)
Total activity	(10,940)
Ending balance	$118,242

The following table sets forth the allowance for the collateralized receivables as of June 30, 2018 (in thousands):

Six Months Ended June 30, 2018
Beginning balance	$(936)
Lower of cost or market write-downs	539
Increase to reserve balance	(531)
Total activity	8
Ending balance	$(928)
5.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	June 30, 2018	December 31, 2017
Installment notes receivable on manufactured homes, net	$122,051	$115,797
Other receivables, net	54,704	47,699
Total notes and other receivables, net	$176,755	$163,496

Installment Notes Receivable on Manufactured Homes

Our investment in installment notes of $122.1 million (net of allowance of $0.5 million) and $115.8 million (net of allowance of $0.4 million) as of June 30, 2018 and December 31, 2017, respectively, are collateralized by manufactured homes. The notes represent financing to purchasers of manufactured homes primarily located in our communities and require monthly principal and

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

interest payments. The notes have a net weighted average interest rate (net of servicing costs) and maturity of 8.0 percent and 17.1 years as of June 30, 2018, and 8.2 percent and 17.2 years as of December 31, 2017, respectively.

The change in the aggregate gross principal balance of the installment notes receivable is as follows (in thousands):

Six Months Ended June 30, 2018
Beginning balance	$116,174
Investment in installment notes	13,890
Principal payments and payoffs from customers	(4,010)
Principal reduction from repossessed homes	(3,476)
Total activity	6,404
Ending balance	$122,578

Allowance for Losses for Installment Notes Receivable

The following table sets forth the allowance change for the installment notes receivable as follows (in thousands):

Six Months Ended June 30, 2018
Beginning balance	$(377)
Lower of cost or market write-downs	357
Increase to reserve balance	(507)
Total activity	(150)
Ending balance	$(527)

Other Receivables

As of June 30, 2018, other receivables were comprised of amounts due from: residents for rent and water and sewer usage of $6.5 million (net of allowance of $1.4 million); home sale proceeds of $18.2 million; and insurance and other receivables of $30.0 million. As of December 31, 2017, other receivables were comprised of amounts due from: residents for rent and water and sewer usage of $7.0 million (net of allowance of $1.5 million); home sale proceeds of $13.8 million; and insurance and other receivables of $26.9 million.

6.	Intangible Assets

Our intangible assets include ground leases, in-place leases, franchise fees and other intangible assets. These intangible assets are recorded in Other assets, net on the Consolidated Balance Sheets.

During the three months ended June 30, 2018, we acquired 50 percent of a land parcel that was previously subject to a ground lease at one of our California communities for $8.0 million. As a result of the transaction, we wrote off $1.1 million of the gross carrying amount of the ground lease intangible and $0.3 million of the related accumulated amortization. The $0.8 million net write off is included within the Property operating and maintenance expenses in our Consolidated Statements of Operations for the three months ended June 30, 2018.

The gross carrying amounts, and accumulated amortization are as follows (in thousands):

		June 30, 2018		December 31, 2017
Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Ground leases	8-57 years	$31,060	$(1,567)	$32,165	$(1,409)
In-place leases	7 years	101,275	(52,561)	100,843	(45,576)
Franchise fees and other intangible assets	15 years	1,885	(1,489)	1,880	(1,451)
Total		$134,220	$(55,617)	$134,888	$(48,436)

Total amortization expenses related to the intangible assets are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Intangible Asset	2018	2017	2018	2017
Ground leases	$223	$257	$445	$514
In-place leases	3,345	3,428	6,690	6,844
Franchise fees and other intangible assets	19	129	38	258
Total	$3,587	$3,814	$7,173	$7,616

We anticipate amortization expense for our intangible assets to be as follows for the next five years (in thousands):

	Year
	Remainder of 2018	2019	2020	2021	2022
Estimated expense	$6,903	$13,547	$11,819	$11,427	$6,826

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.      Investment in Affiliates

GTSC LLC (“GTSC”)

In February 2018, the Company became a noncontrolling member of GTSC. GTSC engages in acquiring, holding and selling loans secured, directly or indirectly, by manufactured homes located in communities of Sun Communities. At June 30, 2018, we had a 40 percent ownership interest in GTSC. The remaining 60 percent interest is owned by an unrelated third-party. We account for our interest in GTSC under the equity method of accounting as prescribed by ASC 323 “Investments - Equity Method and Joint Ventures.” Based on the power and economics criteria under the variable interest entity (“VIE”) model in ASC 810, we are not the primary beneficiary of GTSC. During the six months ended June 30, 2018, there was $0.1 million net loss in Brokerage commissions and other revenues, net on the Consolidated Statement of Operations related to our ownership interest. Our investment in GTSC as of June 30, 2018, is $9.2 million and recorded within Other assets, net on the Consolidated Balance Sheet.

8.      Consolidated Variable Interest Entities

Effective June 1, 2018, we acquired an 80 percent equity interest in Sun NG Resorts, consisting of 10 operating RV resorts and one RV ground up development. We consolidate Sun NG Resorts under the guidance set forth in FASB ASC Topic 810 “Consolidation.” We concluded that Sun NG Resorts is a variable interest entity where we are the primary beneficiary, as we have power to direct the significant activities, absorb the significant losses and receive the significant benefits from the entity. Refer to Note 3, “Real Estate Acquisitions,” Note 9, “Debt and Lines of Credit,” and Note 10, “Equity and Mezzanine Securities” for additional information.

We consolidate Rudgate Village SPE, LLC; Rudgate Clinton SPE, LLC; and Rudgate Clinton Estates SPE, LLC (collectively, “Rudgate”) as a VIE. We evaluated our arrangement with this property under the guidance set forth in FASB ASC Topic 810 “Consolidation.” We concluded that Rudgate qualified as a VIE where we are the primary beneficiary, as we have power to direct the significant activities, absorb the significant losses and receive the significant benefits from the entity.

The following table summarizes the assets and liabilities included in our Consolidated Balance Sheets after eliminations (in thousands):

	June 30, 2018	December 31, 2017
ASSETS
Investment property, net	$307,397	$50,193
Other assets, net	6,844	1,659
TOTAL ASSETS	314,241	51,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	44,561	41,970
Preferred Equity - Sun NG Resorts - mandatorily redeemable	35,277	—
Other liabilities	16,956	1,468
TOTAL LIABILITIES	96,794	43,438
Equity Interests - NG Sun LLC	21,896	—
Noncontrolling interests	5,874	4,285
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$124,564	$47,723

Investment property, net and other assets, net related to the consolidated VIEs comprised approximately 4.8 percent and 0.8 percent of our consolidated total assets at June 30, 2018 and December 31, 2017, respectively. Debt, Preferred Equity and other liabilities comprised approximately 2.6 percent and 1.2 percent of our consolidated total liabilities at June 30, 2018 and December 31, 2017, respectively. Equity Interests and Noncontrolling interests related to the consolidated VIEs, on an absolute basis, comprised approximately 1.0 percent and less than 1.0 percent of our consolidated total equity at June 30, 2018 and at December 31, 2017, respectively.

9.      Debt and Lines of Credit

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth certain information regarding debt including premiums, discounts and deferred financing costs (in thousands):

	Carrying Amount		Weighted Average Years to Maturity		Weighted Average Interest Rates
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Collateralized term loans - Life Companies	$1,032,616	$1,044,246	13.4	13.9	3.9%	3.9%
Collateralized term loans - FNMA	811,209	1,026,014	5.5	5.6	4.5%	4.4%
Collateralized term loans - CMBS	409,495	410,747	4.5	5.0	5.1%	5.1%
Collateralized term loans - FMCC	383,527	386,349	6.4	6.9	3.9%	3.9%
Secured borrowings	118,242	129,182	14.9	15.3	10.0%	10.0%
Lines of credit	536,377	41,257	2.8	3.1	3.3%	2.8%
Preferred Equity - Sun NG Resorts - mandatorily redeemable	35,277	—	4.3	0.0	6.0%	—%
Preferred OP units - mandatorily redeemable	37,338	41,443	5.1	5.0	6.6%	6.7%
Total debt	$3,364,081	$3,079,238	7.8	8.9	4.4%	4.5%

Collateralized Term Loans

During the three months ended June 30, 2018 we repaid three collateralized term loans totaling $177.7 million with a weighted average interest rate of 4.53 percent, releasing 11 encumbered communities. One loan was due to mature on August 1, 2018 and two loans were due to mature on May 1, 2023. We recognized a loss on extinguishment of debt of $1.5 million as a result of the repayment transaction. Refer to Note 18, “Subsequent Events,” for additional information regarding collateralized term loan activity after June 30, 2018.

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

The collateralized term loans totaling $2.6 billion as of June 30, 2018, are secured by 177 properties comprised of 70,214 sites representing approximately $3.2 billion of net book value.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Secured Borrowing

See Note 4, “Collateralized Receivables and Transfers of Financial Assets,” for information regarding our collateralized receivables and secured borrowing transactions.

Preferred OP Units

Preferred OP units at June 30, 2018 and December 31, 2017 include $34.7 million of Aspen preferred OP units issued by the Operating Partnership. As of June 30, 2018, these units are convertible indirectly into 453,281 shares of our common stock. Subject to certain limitations, at any time prior to January 1, 2024, the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the market price of our common stock is $68.00 per share or less, 0.397 common OP units; or (b) if the market price of our common stock is greater than $68.00 per share, the number of common OP units is determined by dividing (i) the sum of (A) $27.00 plus (B) 25 percent of the amount by which the market price of our common stock exceeds $68.00 per share, by (ii) the per-share market price of our common stock. The current preferred distribution rate is 6.5 percent. On January 2, 2024, we are required to redeem all Aspen preferred OP units that have not been converted to common OP units.

Preferred OP units also include $2.7 million and $6.7 million at June 30, 2018 and December 31, 2017, respectively, of Series B-3 preferred OP units, which are not convertible. During the six months ended June 30, 2018, we redeemed 41,051 of the Series B-3 preferred OP units at an average redemption price per unit, which included accrued and unpaid distributions, of $100.065753. In the aggregate, we paid $4.1 million to redeem these units.

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

Preferred Equity - Sun NG Resorts - mandatorily redeemable

In June 2018, in connection with the investment in Sun NG Resorts, $35.3 million of mandatorily redeemable Preferred Equity (“Preferred Equity - Sun NG Resorts”) was purchased by unrelated third parties. The Preferred Equity - Sun NG Resorts carries a preferred rate of return of 6.0 percent per annum. The Preferred Equity - Sun NG Resorts has a seven-year term and can be redeemed in the fourth quarter of 2022 at the holders’ option. The Preferred Equity - Sun NG Resorts as of June 30, 2018 was $35.3 million. Refer to Note 3, “Real Estate Acquisitions,” Note 8, “Consolidated Variable Interest Entities,” and Note 10, “Equity and Mezzanine Securities” for additional information.

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

The A&R Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the A&R Credit Agreement, which margin can range from 1.35 percent to 2.20 percent for the revolving loan and 1.30 percent to 2.15 percent for the term loan. As of June 30, 2018, the margin based on our leverage ratio was 1.35 percent and 1.30 percent on the revolving and term loans, respectively. We had $434.0 million in borrowings on the revolving loan and $100.0 million in borrowings on the term loan, totaling $534.0 million as of June 30, 2018, with a weighted average interest rate of 3.33 percent.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The A&R Facility replaced our $450.0 million credit facility (the “Previous Facility”), which was scheduled to mature on August 19, 2019. The A&R Facility provides, and the Previous Facility provided, us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but does reduce the borrowing amount available. At June 30, 2018 and December 31, 2017, approximately $1.9 million and $1.3 million, respectively, of availability was used to back standby letters of credit.

We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us at least a twelve month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate as quoted in the Wall Street Journal on the first business day of each month or 6.0 percent. At June 30, 2018, the effective interest rate was 7.0 percent. The outstanding balance was $2.8 million as of June 30, 2018 and $4.0 million as of December 31, 2017.

Covenants

Pursuant to the terms of the A&R Facility, we are subject to various financial and other covenants. The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution, and net worth requirements. At June 30, 2018, we were in compliance with all covenants.

In addition, certain of our subsidiary borrowers own properties that secure loans. These subsidiaries are consolidated within our accompanying Consolidated Financial Statements, however, each of these subsidiaries’ assets and credit are not available to satisfy the debts and other obligations of the Company, any of its other subsidiaries or any other person or entity.

10.      Equity and Mezzanine Securities

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

At the Market Offering Sales Agreement

In July 2017, we entered into a new at the market offering sales agreement (the “Sales Agreement”) with BMO Capital Markets Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Robert W. Baird & Co. Incorporated, Fifth Third Securities, Inc., RBC Capital Markets, LLC, BTIG, LLC, Jefferies LLC, Credit Suisse Securities (USA) LLC and Samuel A. Ramirez & Company, Inc. (each, a “Sales Agent;” collectively, the “Sales Agents”), whereby we may offer and sell shares of our common stock, having an aggregate offering price of up to $450.0 million, from time to time through the Sales Agents. The Sales Agents are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold from time to time under the Sales Agreement. Through June 30, 2018, we have sold shares of our common stock for gross proceeds of $123.8 million under the Sales Agreement.

Issuances of common stock under the Sales Agreement during 2018 were as follows:

Year to Date	Common Stock Issued	Weighted Average Sales Price	Net Proceeds (in Millions)
June 30, 2018	1,008,699	$92.98	$92.6

Refer to Note 18, “Subsequent Events” for additional information regarding issuances of common stock activity after June 30, 2018.

Equity Interests - NG Sun LLC

In June 2018, in connection with the investment in Sun NG Resorts, unrelated third parties purchased $6.5 million of Series B preferred equity interests and $15.4 million of common equity interest (herein jointly referred to as “Equity Interest - NG Sun LLC”). The Series B preferred equity Interests carry a preferred return at a rate that, at any time, is equal to the interest rate on Sun NG Resorts indebtedness at such time. The current rate of return is 5.0 percent. The Equity Interests - NG Sun LLC do not

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

have a fixed maturity date and can be redeemed in the fourth quarter of 2022 at the holders option. Refer to Note 3, “Real Estate Acquisitions,” Note 8, “Consolidated Variable Interest Entities,” and Note 9, “Debt and Lines of Credit” for additional information.

Issuance of Common Stock and Common OP Units

In July 2017, we issued 298,900 shares of common stock totaling $26.4 million in connection with the acquisition of Pismo Dunes.

In June 2017, we issued a total of 23,311 common OP units for total consideration of $2.0 million in connection with acquisition activity during the three months ended June 30, 2017.

Conversions

Subject to certain limitations, holders can convert certain series of stock and OP units to shares of our common stock at any time. Below is the activity of conversions during the six months ended June 30, 2018 and 2017:

		Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
Series	Conversion Rate	Units/Shares Converted	Common Stock	Units/Shares Converted	Common Stock
Common OP unit	1	14,828	14,828	11,979	11,979
Series A-1 preferred OP unit	2.439	8,700	21,217	5,825	14,205
Series A-4 preferred OP unit	0.4444	11,792	5,240	5,000	2,220
Series A-4 preferred stock	0.4444	22,576	10,033	158,036	70,238
Series C preferred OP unit	1.11	1,919	2,130	4,993	5,539

Cash Distributions

Cash Distributions for the three months ended June 30, 2018 were as follows:

Cash Distributions	Record Date	Payment Date	Distribution per Share	Total Distribution (thousands)
Common Stock, Common OP units and Restricted Stock	6/29/2018	7/16/2018	$0.71	$59,372
Series A-4 Preferred Stock	6/18/2018	7/2/2018	$0.40625	$432

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

Repurchase Program

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock. We have 400,000 common shares remaining in the repurchase program. No common shares were repurchased during the six months ended June 30, 2018 or 2017. There is no expiration date specified for the buyback program.

11.      Share-Based Compensation

As of June 30, 2018, we had two share-based compensation plans; the Sun Communities, Inc. 2015 Equity Incentive Plan (“2015 Equity Incentive Plan”) and the First Amended and Restated 2004 Non-Employee Director Option Plan (“2004 Non-Employee Director Option Plan”). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success, and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future.

The following table shows details on grants of equity awards during the six months ended June 30, 2018:

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

Vesting

The vesting requirements for 173,993 restricted shares granted to our executives, directors and employees were satisfied during the six months ended June 30, 2018.

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

Transactions between our segments are eliminated in consolidation. Transient RV revenue is included in the Real Property Operations segment revenues and is expected to approximate $106.5 million annually. This transient RV revenue was recognized 20.7 percent and 20.3 percent in the first and second quarters, respectively, and is expected to be recognized at 41.9 percent and 17.1 percent in the third and fourth quarters, respectively. Transient revenue was $78.0 million for the year ended December 31, 2017. We recognized 27.2 percent in the first quarter, 20.1 percent in the second quarter, 36.9 percent in the third quarter, and 15.8 percent in the fourth quarter.

A presentation of segment financial information is summarized as follows (in thousands):

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$210,701	$54,565	$265,266	$188,311	$43,537	$231,848
Operating expenses/Cost of sales	81,008	36,200	117,208	73,720	26,966	100,686
Net operating income/Gross profit	129,693	18,365	148,058	114,591	16,571	131,162
Adjustments to arrive at net income / (loss):
Interest and other revenues, net	6,160	—	6,160	6,051	—	6,051
Home selling expenses	—	(3,986)	(3,986)	—	(2,990)	(2,990)
General and administrative	(18,543)	(2,899)	(21,442)	(17,684)	(2,215)	(19,899)
Transaction costs	(57)	—	(57)	(2,437)	—	(2,437)
Depreciation and amortization	(50,811)	(16,962)	(67,773)	(48,189)	(14,532)	(62,721)
Loss on extinguishment of debt	(1,522)	—	(1,522)	(293)	—	(293)
Interest	(32,254)	(6)	(32,260)	(32,353)	(5)	(32,358)
Interest on mandatorily redeemable preferred OP units / equity	(790)	—	(790)	(787)	—	(787)
Catastrophic weather related charges, net	22	(75)	(53)	(270)	(11)	(281)
Other income, net	(1,829)	1	(1,828)	1,365	(209)	1,156
Current tax (expense) / benefit	(135)	(90)	(225)	58	(51)	7
Deferred tax (expense) / benefit	(112)	—	(112)	364	—	364
Net income / (loss)	29,822	(5,652)	24,170	20,416	(3,442)	16,974
Less: Preferred return to preferred OP units	1,103	—	1,103	1,196	—	1,196
Less: Amounts attributable to noncontrolling interests	2,509	(282)	2,227	1,501	(186)	1,315
Net income / (loss) attributable to Sun Communities, Inc.	26,210	(5,370)	20,840	17,719	(3,256)	14,463
Less: Preferred stock distributions	432	—	432	2,099	—	2,099
Net income / (loss) attributable to Sun Communities, Inc. common stockholders	$25,778	$(5,370)	$20,408	$15,620	$(3,256)	$12,364

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$414,480	$102,485	$516,965	$377,584	$83,139	$460,723
Operating expenses/Cost of sales	151,857	67,941	219,798	138,790	52,951	191,741
Net operating income/Gross profit	262,623	34,544	297,167	238,794	30,188	268,982
Adjustments to arrive at net income / (loss):
Interest and other revenues, net	12,377	—	12,377	11,576	—	11,576
Home selling expenses	—	(7,276)	(7,276)	—	(6,101)	(6,101)
General and administrative	(35,673)	(5,526)	(41,199)	(33,405)	(4,333)	(37,738)
Transaction costs	(114)	—	(114)	(4,848)	25	(4,823)
Depreciation and amortization	(101,319)	(32,891)	(134,210)	(95,519)	(29,968)	(125,487)
Loss on extinguishment of debt	(1,718)	—	(1,718)	(759)	—	(759)
Interest	(63,388)	(10)	(63,398)	(63,672)	(8)	(63,680)
Interest on mandatorily redeemable preferred OP units / equity	(1,409)	—	(1,409)	(1,571)	—	(1,571)
Catastrophic weather related charges, net	2,379	(219)	2,160	(357)	(11)	(368)
Other (expense) / income, net	(4,445)	—	(4,445)	1,996	(1)	1,995
Current tax expense	(231)	(168)	(399)	(65)	(106)	(171)
Deferred tax benefit	235	—	235	664	—	664
Net income / (loss)	69,317	(11,546)	57,771	52,834	(10,315)	42,519
Less: Preferred return to preferred OP units	2,183	—	2,183	2,370	—	2,370
Less: Amounts attributable to noncontrolling interests	4,900	(579)	4,321	2,979	(576)	2,403
Net income / (loss) attributable to Sun Communities, Inc.	62,234	(10,967)	51,267	47,485	(9,739)	37,746
Less: Preferred stock distributions	873	—	873	4,278	—	4,278
Net income / (loss) attributable to Sun Communities, Inc. common stockholders	$61,361	$(10,967)	$50,394	$43,207	$(9,739)	$33,468

	June 30, 2018			December 31, 2017
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Identifiable assets:
Investment property, net	$5,484,615	$508,963	$5,993,578	$5,172,521	$472,833	$5,645,354
Cash and cash equivalents	(1,339)	21,385	20,046	(7,649)	17,776	10,127
Inventory of manufactured homes	—	38,298	38,298	—	30,430	30,430
Notes and other receivables, net	161,959	14,796	176,755	149,798	13,698	163,496
Collateralized receivables, net	117,314	—	117,314	128,246	—	128,246
Other assets, net	129,382	16,975	146,357	130,455	3,849	134,304
Total assets	$5,891,931	$600,417	$6,492,348	$5,573,371	$538,586	$6,111,957

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

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended June 30, 2018.

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

Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards, depreciation and basis differences between tax and U.S. GAAP on our Canadian investments. Generally, full valuation allowances are recorded against almost all U.S. federal deferred tax assets. Deferred tax liabilities of $21.7 million for Canadian entities have been recorded in relation to corporate entities and included in “Other liabilities” in our Consolidated Balance Sheets as of June 30, 2018. There were no U.S. federal deferred tax assets or liabilities included in our Consolidated Balance sheets as of December 31, 2017.

We had no unrecognized tax benefits as of June 30, 2018 and 2017. We do not expect significant changes in tax positions that would result in unrecognized tax benefits within one year of June 30, 2018.

We recorded a current tax expense for federal, state, and Canadian income taxes of approximately $0.2 million for the three months ended June 30, 2018 and a current tax benefit of $7 thousand for the three months ended June 30, 2017. For the six months ended June 30, 2018 and 2017, we recorded a current tax expense of $0.4 million and $0.2 million, respectively.

We recorded $0.1 million of deferred tax expense on our Consolidated Statements of Operations for the three months ended June 30, 2018 and recorded a deferred tax benefit of $0.4 million for the three months ended June 30, 2017. For the six months ended June 30, 2018 and 2017, we recorded a deferred tax benefit of $0.2 million and $0.7 million, respectively.

In 2017, SHS underwent an audit by the Internal Revenue Service for the 2015 tax year. Upon conclusion of the audit in 2018, no adjustment was required.

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

Computations of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2018	2017	2018	2017
Net income attributable to common stockholders	$20,408	$12,364	$50,394	$33,468
Allocation to restricted stock awards	(119)	(9)	(422)	(267)
Basic earnings: Net income attributable to common stockholders after allocation	20,289	12,355	49,972	33,201
Allocation to restricted stock awards	119	9	422	267
Diluted earnings: Net income attributable to common stockholders after allocation	$20,408	$12,364	$50,394	$33,468

Denominator
Weighted average common shares outstanding	79,612	74,678	79,233	73,677
Add: dilutive stock options	2	2	2	2
Add: dilutive restricted stock	502	474	670	593
Diluted weighted average common shares and securities	80,116	75,154	79,905	74,272
Earnings per share available to common stockholders after allocation:
Basic	$0.25	$0.16	$0.63	$0.45
Diluted	$0.25	$0.16	$0.63	$0.45

We have excluded certain convertible securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share as of June 30, 2018 and 2017 (in thousands):

	As of June 30,
	2018	2017
Common OP units	2,731	2,770
Series A-1 preferred OP units	337	361
Series A-3 preferred OP units	40	40
Series A-4 preferred OP units	412	429
Series A-4 preferred stock	1,063	1,085
Series C preferred OP units	314	328
Aspen preferred OP units	1,284	1,284
Total securities	6,181	6,297

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

Long-Term Debt and Lines of Credit

The fair value of long-term debt (excluding the secured borrowing) is based on the estimates of management and on rates currently quoted, rates currently prevailing for comparable loans, and instruments of comparable maturities (Level 2). Refer to Note 9, “Debt and Lines of Credit.”

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below sets forth our financial assets and liabilities that required disclosure of fair value on a recurring basis as of June 30, 2018. The table presents the carrying values and fair values of our financial instruments as of June 30, 2018 and December 31, 2017, that were measured using the valuation techniques described above (in thousands). The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable as the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	June 30, 2018		December 31, 2017
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Installment notes receivable on manufactured homes, net	$122,051	$122,051	$115,797	$115,797
Collateralized receivables, net	$117,314	$117,314	$128,246	$128,246
Financial liabilities
Debt (excluding secured borrowings)	$2,709,462	$2,595,636	$2,908,799	$2,726,770
Secured borrowings	$118,242	$118,242	$129,182	$129,182
Lines of credit	$536,377	$536,377	$41,257	$41,257
Other liabilities (contingent consideration)	$7,164	$7,164	$6,976	$6,976

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

With the adoption of ASU 2017-01, we expect that substantially all of our future property acquisitions will be accounted for as asset acquisitions. We allocate the purchase price of these properties on a relative fair value basis and capitalize direct acquisition related costs as part of the purchase price. Acquisitions costs that do not meet the criteria to be capitalized will be expensed as incurred and presented as General and administrative costs in our Consolidated Statements of Operations.

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

The following table reconciles our beginning-of-period and end-of-period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Cash and cash equivalents	$20,046	$10,127	$241,646	$8,164
Restricted cash	16,755	13,382	20,612	17,149
Cash, cash equivalents and restricted cash	$36,801	$23,509	$262,258	$25,313

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

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” The core principle of this update is that a lessee should recognize the assets and liabilities that arise from leases while the accounting by a lessor is largely unchanged from that applied under previous GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Our income from real property and rental home revenue streams is derived from rental agreements where we are the lessor. As noted above, the lessor accounting model is largely unchanged by this update. We are the lessee in other arrangements, primarily for our executive offices, ground leases at certain communities and certain equipment. We are currently evaluating our inventory of such leases to determine which will require recognition of right of use assets and corresponding lease liabilities, and the related disclosure requirements thereto.

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

Six Months Ended June 30, 2018
Total estimated insurance receivable - December 31, 2017	$23.7
Change in estimated insurance recoveries	7.8
Advances from insurer	(9.4)
Total estimated insurance receivable - June 30, 2018	$22.1

Changes in estimated insurance recoveries for damages during the six months ended June 30, 2018, were primarily the result of incremental invoices for which the total costs exceeded the applicable deductible. The change in estimated losses and changes in estimated insurance recoveries during the three and six months ended June 30, 2018, resulted in a net loss of $0.1 million and a net gain of $2.2 million, respectively to Catastrophic weather related charges, net in our Consolidated Statements of Operations.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18.    Subsequent Events

In July 2018, we issued 193,001 shares of common stock through our At-the-Market equity sales program at a weighted average price of $97.93 per share. Net proceeds from the sales were $18.7 million.

In July 2018, we acquired The Sands RV & Golf Resort (“The Sands”) for $14.3 million, an RV resort that contains 507 RV sites and is located in Desert Hot Springs, California.

In July 2018, the Company entered into a $228.0 million collateralized term loan with a 4.10 percent fixed rate and a 20 year term.

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

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. As of June 30, 2018, we owned and operated or held an interest in a portfolio of 367 developed properties located in 31 states throughout the U.S. and one province in Canada, including 230 MH communities, 106 RV communities, and 31 properties containing both MH and RV sites.

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

RESULTS OF OPERATIONS

We report operating results under two segments: Real Property Operations and Home Sales and Rentals. The Real Property Operations segment owns, operates, develops, or has an interest in, a portfolio of MH and RV communities throughout the U.S. and in Canada, and is in the business of acquiring, operating, and expanding MH and RV communities. The Home Sales and Rentals segment offers MH and RV park model sales and leasing services to tenants and prospective tenants of our communities. We evaluate segment operating performance based on NOI and gross profit. Refer to Note 12, “Segment Reporting,” in our accompanying Consolidated Financial Statements for additional information.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

SUMMARY STATEMENTS OF OPERATIONS

The following table summarizes our consolidated financial results and reconciles net income to NOI for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017
Net income attributable to Sun Communities, Inc., common stockholders:	$20,408	$12,364
Other revenues	(6,160)	(6,051)
Home selling expenses	3,986	2,990
General and administrative	21,442	19,899
Transaction costs	57	2,437
Depreciation and amortization	67,773	62,721
Interest expense	33,050	33,145
Loss on extinguishment of debt	1,522	293
Catastrophic weather related charges, net	53	281
Other expense / (income), net	1,828	(1,156)
Current tax expense / (benefit)	225	(7)
Deferred tax expense / (benefit)	112	(364)
Preferred return to preferred OP units / equity	1,103	1,196
Amounts attributable to noncontrolling interests	2,227	1,315
Preferred stock distribution	432	2,099
NOI / Gross profit	$148,058	$131,162

	Three Months Ended June 30,
	2018	2017
Real Property NOI	$125,903	$112,889
Rental Program NOI	24,619	23,743
Home Sales NOI / Gross profit	10,285	8,837
Ancillary NOI / Gross profit	3,790	1,702
Site rent from Rental Program (included in Real Property NOI) (1)	(16,539)	(16,009)
NOI / Gross profit	$148,058	$131,162

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

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
Financial Information (in thousands)	2018	2017	Change	% Change
Income from real property	$198,670	$179,461	$19,209	10.7%
Property operating expenses:
Payroll and benefits	18,673	18,255	418	2.3%
Legal, taxes, and insurance	2,086	1,890	196	10.4%
Utilities	21,606	19,839	1,767	8.9%
Supplies and repair	7,831	7,312	519	7.1%
Other	8,495	6,150	2,345	38.1%
Real estate taxes	14,076	13,126	950	7.2%
Property operating expenses	72,767	66,572	6,195	9.3%
Real Property NOI	$125,903	$112,889	$13,014	11.5%

	As of June 30,
Other Information	2018	2017	Change
Number of properties	367	344	23

MH occupancy	95.0%
RV occupancy	100.0%
MH & RV blended occupancy (1)	96.1%	96.1%	—%

Sites available for development	11,398	10,372	1,026

Monthly base rent per site - MH	$545	$525	$20
Monthly base rent per site - RV (2)	$448	$426	$22
Monthly base rent per site - Total	$523	$503	$20

(1)	Overall occupancy percentage includes MH and annual RV sites, and excludes transient RV sites.

(2)	Monthly base rent pertains to annual RV sites and excludes transient RV sites.

The $13.0 million increase in Real Property NOI consists of $8.2 million from Same Communities as detailed below and $4.8 million from acquired properties.

REAL PROPERTY OPERATIONS – SAME COMMUNITIES

A key management tool used when evaluating performance and growth of our properties is a comparison of our Same Communities. Same Communities consist of stabilized properties owned and operated since January 1, 2017. The Same Community data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations.

In order to evaluate the growth of the Same Communities, management has classified certain items differently than our GAAP statements, primarily the reclassification of water and sewer revenues from Income from real property to Utilities. A significant portion of our utility charges are re-billed to our residents. We have reclassified $7.8 million and $7.5 million for the three months ended June 30, 2018 and 2017, respectively, to reflect the utility expenses associated with our Same Community portfolio net of recovery.

The following tables reflect certain financial and other information for our Same Communities as of and for the three months ended June 30, 2018 and 2017. The amounts in the table below reflect constant currency for comparative purposes. Canadian currency figures included within the three months ended June 30, 2017 have been translated at 2018 exchange rates:

	Three Months Ended June 30,
Financial Information (in thousands)	2018	2017	Change	% Change
Income from real property	$181,211	$170,445	$10,766	6.3%
Property operating expenses:
Payroll and benefits	17,092	16,753	339	2.0%
Legal, taxes, and insurance	2,003	1,872	131	7.0%
Utilities	12,794	12,111	683	5.6%
Supplies and repair	7,547	7,263	284	3.9%
Other	6,130	5,418	712	13.1%
Real estate taxes	13,506	13,058	448	3.4%
Property operating expenses	59,072	56,475	2,597	4.6%
Real Property NOI	$122,139	$113,970	$8,169	7.2%

	As of June 30,
Other Information	2018	2017	Change
Number of properties	336	336	—

MH occupancy (1)	97.1%
RV occupancy (1)	100.0%
MH & RV blended occupancy (1) (2)	97.8%	95.8%	2.0%

Sites available for development	7,463	6,193	1,270

Monthly base rent per site - MH	$545	$525	$20
Monthly base rent per site - RV (3)	$448	$426	$22
Monthly base rent per site - Total	$523	$503	$20

(1)	The occupancy percentage includes MH and annual RV sites, and excludes recently completed but vacant expansion sites and transient RV sites.

(2)	The occupancy percentage for 2017 has been adjusted to reflect incremental growth period-over-period from filled MH expansion sites and the conversion of transient RV sites to annual RV sites.

(3)	Monthly base rent pertains to annual RV sites and excludes transient RV sites.

Real property NOI growth of 7.2 percent is primarily due to increased Income from real property of $10.8 million, or 6.3 percent. The 6.3 percent increase is primarily attributable to a 2.0 percent increase in occupancy and a 4.0 percent increase in total monthly base rent per site during the three months ended June 30, 2018. The increase in Income from real property was partially offset by a $2.6 million, or 4.6 percent, increase in Property operating expenses, primarily attributable to increases in utilities, real estate taxes, payroll and benefits and other expenses.

HOME SALES AND RENTALS

The following table reflects certain financial and other information for our Rental Program as of and for the three months ended June 30, 2018 and 2017 (in thousands, except for statistical information):

	Three Months Ended June 30,
Financial Information	2018	2017	Change	% Change
Revenues:
Rental home revenue	$13,348	$12,678	$670	5.3%
Site rent from Rental Program (1)	16,539	16,009	530	3.3%
Rental Program revenue	29,887	28,687	1,200	4.2%
Expenses:
Commissions	689	401	288	71.8%
Repairs and refurbishment	2,207	2,363	(156)	(6.6)%
Taxes and insurance	1,558	1,506	52	3.5%
Marketing and other	814	674	140	20.8%
Rental Program operating and maintenance	5,268	4,944	324	6.6%
Rental Program NOI	$24,619	$23,743	$876	3.7%

Other Information
Number of occupied rentals, end of period	11,072	11,083	(11)	(0.1)%
Investment in occupied rental homes, end of period	$514,756	$479,503	$35,253	7.4%
Number of sold rental homes	275	302	(27)	(8.9)%
Weighted average monthly rental rate, end of period	$927	$889	$38	4.3%

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

Rental program NOI increased 3.7 percent due to an increase in revenues of 4.2 percent, or $1.2 million, partially offset by an increase in operating and maintenance expenses of 6.6 percent, or $0.3 million. The increase in revenues is attributable to a 4.3 percent increase in the weighted average monthly rental rate partially offset by a slight decrease in the number of occupied rentals. The $0.3 million increase in operating and maintenance expenses is primarily the result of increased commissions and marketing expenses partially offset by a decrease in repairs and refurbishment expense in the three months ended June 30, 2018, as compared to the same period in 2017.

We purchase new homes and acquire pre-owned and repossessed manufactured homes, generally located within our communities, from lenders, dealers, and former residents to lease or sell to current and prospective residents.

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended June 30, 2018 and 2017 (in thousands, except for average selling prices and statistical information):

	Three Months Ended June 30,
Financial Information	2018	2017	Change	% Change
New home sales	$14,652	$7,546	$7,106	94.2%
Pre-owned home sales	26,565	23,313	3,252	13.9%
Revenue from home sales	41,217	30,859	10,358	33.6%

New home cost of sales	12,712	6,497	6,215	95.7%
Pre-owned home cost of sales	18,220	15,525	2,695	17.4%
Cost of home sales	30,932	22,022	8,910	40.5%
NOI / Gross profit	$10,285	$8,837	$1,448	16.4%

Gross profit – new homes	$1,940	$1,049	$891	84.9%
Gross margin % – new homes	13.2%	13.9%	(0.7)%
Average selling price – new homes	$109,343	$93,161	$16,182	17.4%

Gross profit – pre-owned homes	$8,345	$7,788	$557	7.2%
Gross margin % – pre-owned homes	31.4%	33.4%	(2.0)%
Average selling price – pre-owned homes	$32,837	$32,379	$458	1.4%

Statistical Information
Home sales volume:
New home sales	134	81	53	65.4%
Pre-owned home sales	809	720	89	12.4%
Total homes sold	943	801	142	17.7%

Gross profit on new home sales increased by $0.9 million in the three months ended June 30, 2018 as compared to the same period in 2017, primarily as a result of increased new home sales volumes partially offset by a lower gross margin percentage on those sales.

Gross profit on pre-owned home sales increased by $0.6 million in the three months ended June 30, 2018 as compared to the same period in 2017, primarily due to increased new pre-owned home sales volumes partially offset by a lower gross margin percentage on those sales.

OTHER ITEMS - STATEMENTS OF OPERATIONS

The following table summarizes other income and expenses for the three months ended June 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended June 30,
	2018	2017	Change	% Change
Ancillary revenues, net	$3,790	$1,702	$2,088	122.7%
Interest income	$5,277	$5,043	$234	4.6%
Brokerage commissions and other revenues, net	$883	$1,008	$(125)	(12.4)%
Home selling expenses	$3,986	$2,990	$996	33.3%
General and administrative expenses	$21,442	$19,899	$1,543	7.8%
Transaction costs	$57	$2,437	$(2,380)	(97.7)%
Depreciation and amortization	$67,773	$62,721	$5,052	8.1%
Loss on extinguishment of debt	$1,522	$293	$1,229	419.5%
Interest expense	$33,050	$33,145	$(95)	(0.3)%
Catastrophic weather related charges, net	$53	$281	$(228)	(81.1)%
Other (expense) / income, net	$(1,828)	$1,156	$(2,984)	(258.1)%

Ancillary revenues, net - for the three months ended June 30, 2018, increased primarily due to an increase in golf course, restaurant, and resort activity revenues as compared to the same period in 2017.

Homes selling expenses - increased as a result of higher commissions due to a higher volume of new home sales during the three months ended June 30, 2018 as compared to the same period in 2017.

General and administrative expenses - for the three months ended June 30, 2018, increased primarily due to employee related costs including salaries and incentive compensation, as well as increased deferred compensation amortization as compared to the same period in 2017.

Transaction costs - for the three months ended June 30, 2017, were incurred in connection with our property acquisitions, which were accounted for as business combinations with identifiable assets and liabilities measured at fair value and acquisition related costs expensed as incurred. Beginning January 2018, direct acquisition related costs are capitalized as part of the purchase price. Acquisitions costs that do no meet the criteria for capitalization are expensed as incurred and presented as General and administrative costs in our Consolidated Statements of Operations. Refer to Note 16, “Recent Accounting Pronouncements” of our accompanying Consolidated Financial Statements for additional information.

Depreciation and amortization - increased as a result of our recent property acquisitions and our ongoing expansion and development activities. Refer to Note 3, “Real Estate Acquisitions” of our accompanying Consolidated Financial Statements for additional information.

Loss on extinguishment of debt - increased primary due to the loss on extinguishment of debt of $1.5 million was recognized in connection with repayment of collateralized term loans totaling $177.7 million. For the three months ended June 30, 2017, the loss on extinguishment of debt of $0.3 million was in connection with repayment of a $3.9 million collateralized term loan. Refer to Note 9, “Debt and Lines of Credit,” in our accompanying Consolidated Financial Statements for additional information.

Other (expense) / income, net - in the three months ended June 30, 2018, was primarily comprised of a foreign currency translation loss of $1.7 million, as compared to a foreign currency translation gain of $2.2 million partially offset by contingent liability re-measurement of $0.8 million, and other expenses of $0.2 million in the same period of 2017.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

SUMMARY STATEMENTS OF OPERATIONS

The following table summarizes our consolidated financial results and reconciles net income to NOI for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Net income attributable to Sun Communities, Inc., common stockholders:	$50,394	$33,468
Other revenues	(12,377)	(11,576)
Home selling expenses	7,276	6,101
General and administrative	41,199	37,738
Transaction costs	114	4,823
Depreciation and amortization	134,210	125,487
Interest expense	64,807	65,251
Loss on extinguishment of debt	1,718	759
Catastrophic weather related charges	(2,160)	368
Other (expense) / income, net	4,445	(1,995)
Current tax expense	399	171
Deferred tax benefit	(235)	(664)
Preferred return to preferred OP units / equity	2,183	2,370
Amounts attributable to noncontrolling interests	4,321	2,403
Preferred stock distribution	873	4,278
NOI / Gross profit	$297,167	$268,982

	Six Months Ended June 30,
	2018	2017
Real Property NOI	$257,648	$235,634
Rental Program NOI	48,778	46,699
Home Sales NOI / Gross profit	18,614	15,217
Ancillary NOI / Gross profit	4,975	3,160
Site rent from Rental Program (included in Real Property NOI) (1)	(32,848)	(31,728)
NOI / Gross profit	$297,167	$268,982

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

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
Financial Information (in thousands)	2018	2017	Change	% Change
Income from real property	$395,881	$362,515	$33,366	9.2%
Property operating expenses:
Payroll and benefits	34,329	33,176	1,153	3.5%
Legal, taxes, and insurance	4,568	3,418	1,150	33.6%
Utilities	44,159	39,876	4,283	10.7%
Supplies and repair	13,088	12,011	1,077	9.0%
Other	14,177	12,131	2,046	16.9%
Real estate taxes	27,912	26,269	1,643	6.3%
Property operating expenses	138,233	126,881	11,352	8.9%
Real Property NOI	$257,648	$235,634	$22,014	9.3%

	As of June 30,
Other Information	2018	2017	Change
Number of properties	367	344	23

MH occupancy	95.0%
RV occupancy	100.0%
MH & RV blended occupancy (1)	96.1%	96.1%	—%

Sites available for development	11,398	10,372	1,026

Monthly base rent per site - MH	$545	$525	$20
Monthly base rent per site - RV (2)	$448	$426	$22
Monthly base rent per site - Total	$523	$503	$20

(1)	Overall occupancy percentage includes MH and annual RV sites, and excludes transient RV sites.

(2)	Monthly base rent pertains to annual RV sites and excludes transient RV sites.

The $22.0 million increase in Real Property NOI consists of $14.7 million from Same Communities as detailed below and $7.3 million from acquired properties.

REAL PROPERTY OPERATIONS – SAME COMMUNITIES

The following tables reflect certain financial and other information for our Same Communities as of and for the six months ended June 30, 2018 and 2017. We have reclassified $15.7 million and $15.1 million for the six months ended June 30, 2018 and 2017, respectively, to reflect the utility expenses associated with our Same Community portfolio net of recovery. The amounts in the table below reflect constant currency for comparative purposes. Canadian currency figures included within the six months ended June 30, 2017 have been translated at 2018 exchange rates:

	Six Months Ended June 30,
Financial Information (in thousands)	2018	2017	Change	% Change
Income from real property	$366,330	$345,651	$20,679	6.0%
Property operating expenses:
Payroll and benefits	32,133	31,598	535	1.7%
Legal, taxes, and insurance	4,427	3,385	1,042	30.8%
Utilities	26,675	24,488	2,187	8.9%
Supplies and repair	12,575	11,933	642	5.4%
Other	11,560	10,654	906	8.5%
Real estate taxes	26,866	26,165	701	2.7%
Property operating expenses	114,236	108,223	6,013	5.6%
Real Property NOI	$252,094	$237,428	$14,666	6.2%

	As of June 30,
Other Information	2018	2017	Change
Number of properties	336	336	—

MH occupancy (1)	97.1%
RV occupancy (1)	100.0%
MH & RV blended occupancy (1) (2)	97.8%	95.8%	2.0%

Sites available for development	7,463	6,193	1,270

Monthly base rent per site - MH	$545	$525	$20
Monthly base rent per site - RV (3)	$448	$426	$22
Monthly base rent per site - Total	$523	$503	$20

(1)	The occupancy percentage includes MH and annual RV sites, and excludes recently completed but vacant expansion sites and transient RV sites.

(2)	The occupancy percentage for 2017 has been adjusted to reflect incremental growth period-over-period from filled expansion sites and the conversion of transient RV sites to annual RV sites.

(3)	Monthly base rent pertains to annual RV sites and excludes transient RV sites.

Real property NOI growth of 6.2 percent is primarily due to increased Income from real property of $20.7 million, or 6.0 percent. The 6.0 percent increase is attributable to the 2.0 percent increase in occupancy and a 4.0 percent increase in total monthly base rent per site. This increase was partially offset by a $6.0 million, or 5.6 percent, increase in Property operating expenses, primarily attributable to increases in utilities, legal, taxes, and insurance, real estate taxes and other expenses.

HOME SALES AND RENTALS

The following table reflects certain financial and other information for our Rental Program as of and for the six months ended June 30, 2018 and 2017 (in thousands, except for statistical information):

	Six Months Ended June 30,
Financial Information	2018	2017	Change	% Change
Revenues:
Rental home revenue	$26,368	$25,017	$1,351	5.4%
Site rent from Rental Program (1)	32,848	31,728	1,120	3.5%
Rental Program revenue	59,216	56,745	2,471	4.4%
Expenses:
Commissions	1,019	1,011	8	0.8%
Repairs and refurbishment	4,521	4,644	(123)	(2.6)%
Taxes and insurance	3,093	2,943	150	5.1%
Marketing and other	1,805	1,448	357	24.7%
Rental Program operating and maintenance	10,438	10,046	392	3.9%
Rental Program NOI	$48,778	$46,699	$2,079	4.5%

Other Information
Number of occupied rentals, end of period	11,072	11,083	(11)	(0.1)%
Investment in occupied rental homes, end of period	$514,756	$479,503	$35,253	7.4%
Number of sold rental homes	509	542	(33)	(6.1)%
Weighted average monthly rental rate, end of period	$927	$889	$38	4.3%

(1)
The renter’s monthly payment includes the site rent and an amount attributable to the rental home lease. The site rent is reflected in the Real Property Operations segment. For purposes of management analysis, the site rent is included in the Rental Program revenue to evaluate the incremental revenue gains associated with implementation of the Rental Program, and assess the overall growth and performance of the Rental Program and financial impact to our operations.

Rental program NOI increased 4.5 percent due to an increase in revenues of 4.4 percent, or $2.5 million, partially offset by an increase in operating and maintenance expenses of 3.9 percent, or $0.4 million. The increase in revenues is partially attributable to a 4.3 percent increase in the weighted average monthly rental rate partially offset by a slight decrease in the number of occupied rentals. The increase in operating and maintenance expenses of $0.4 million is primarily the result of increased marketing costs and taxes and insurance, partially offset by decreased repairs and refurbishment expenses in the six months ended June 30, 2018 as compared to the same period in 2017.

The following table reflects certain financial and statistical information for our Home Sales Program for the six months ended June 30, 2018 and 2017 (in thousands, except for average selling prices and statistical information):

	Six Months Ended June 30,
Financial Information	2018	2017	Change	% Change
New home sales	$26,545	$14,429	$12,116	84.0%
Pre-owned home sales	49,572	43,693	5,879	13.5%
Revenue from homes sales	76,117	58,122	17,995	31.0%

New home cost of sales	22,909	12,345	10,564	85.6%
Pre-owned home cost of sales	34,594	30,560	4,034	13.2%
Cost of home sales	57,503	42,905	14,598	34.0%
NOI / Gross profit	$18,614	$15,217	$3,397	22.3%

Gross profit – new homes	$3,636	$2,084	$1,552	74.5%
Gross margin % – new homes	13.7%	14.4%	(0.7)%
Average selling price – new homes	$110,604	$91,905	$18,699	20.3%

Gross profit – pre-owned homes	$14,978	$13,133	$1,845	14.0%
Gross margin % – pre-owned homes	30.2%	30.1%	0.1%
Average selling price – pre-owned homes	$32,190	$29,723	$2,467	8.3%

Statistical Information
Home sales volume:
New home sales	240	157	83	52.9%
Pre-owned home sales	1,540	1,470	70	4.8%
Total homes sold	1,780	1,627	153	9.4%

Gross profit on new home sales increased $1.6 million, or 74.5 percent in the six months ended June 30, 2018, as compared to the same period in 2017. This increase is primarily the result of a 52.9 percent increase in new home sales volumes combined with a 20.3 percent increase in the average selling price of new homes.

Gross profit on pre-owned home sales increased $1.8 million, or 14.0 percent in the six months ended June 30, 2018, as compared to the same period in 2017. This increase is primarily the result of a 4.8 percent increase in pre-owned home sales volumes combined with an 8.3 percent increase in the average selling price of pre-owned homes.

OTHER ITEMS - STATEMENTS OF OPERATIONS

The following table summarizes other income and expenses for the six months ended June 30, 2018 and 2017 (amounts in thousands):

	Six Months Ended June 30,
	2018	2017	Change	% Change
Ancillary revenues, net	$4,975	$3,160	$1,815	57.4%
Interest income	$10,593	$9,689	$904	9.3%
Brokerage commissions and other revenues, net	$1,784	$1,887	$(103)	(5.5)%
Home selling expenses	$7,276	$6,101	$1,175	19.3%
General and administrative expenses	$41,199	$37,738	$3,461	9.2%
Transaction costs	$114	$4,823	$(4,709)	(97.6)%
Depreciation and amortization	$134,210	$125,487	$8,723	7.0%
Loss on extinguishment of debt	$1,718	$759	$959	126.4%
Interest expense	$64,807	$65,251	$(444)	(0.7)%
Catastrophic weather related charges, net	$(2,160)	$368	$(2,528)	(687.0)%
Other (expense) / income, net	$(4,445)	$1,995	$(6,440)	(322.8)%

Ancillary revenues, net - for the six months ended June 30, 2018, increased primarily due to an increase in RV resort activity revenues as compared to the same period in 2017.

Interest income - for the six months ended June 30, 2018, increased primarily due to an increase in our installment notes receivables, partially offset by a decrease in our collateralized receivables, as compared to the same period in 2017. Refer to Note 4, “Collateralized Receivables and Transfers of Financial Assets” and Note 5, “Notes and Other Receivables” of our accompanying Consolidated Financial Statements for additional information.

Homes selling expenses - increased as a result of higher commissions due to a higher volume of home sales during the six months ended June 30, 2018 as compared to the same period in 2017.

General and administrative expenses - for the six months ended June 30, 2018, increased primarily due to employee related costs including salaries and incentive compensation, as well as increase deferred compensation amortization as compared to the same period in 2017.

Transaction costs - for the six months ended June 30, 2017, were incurred in connection with our property acquisitions, which were accounted for as business combinations with identifiable assets and liabilities measured at fair value and acquisition related costs expensed as incurred. Beginning January 2018, direct acquisition related costs are capitalized as part of the purchase price. Acquisitions costs that do no meet the criteria for capitalization are expensed as incurred and presented as General and administrative costs in our Consolidated Statements of Operations. Refer to Note 16, “Recent Accounting Pronouncements” of our accompanying Consolidated Financial Statements for additional information.

Depreciation and amortization - increased as a result of our recent property acquisitions and our ongoing expansion and development activities. Refer to Note 3, “Real Estate Acquisitions” of our accompanying Consolidated Financial Statements for additional information.

Loss on extinguishment of debt - in the six months ended June 30, 2018 is comprised of $1.5 million in connection with defeasement and repayments of collateralized term loans totaling $202.1 million, and for the six months ended June 30, 2017, is comprised of $0.8 million in connection with defeasement of $22.8 million of collateralized term loans. Refer to Note 9, “Debt and Lines of Credit,” in our accompanying Consolidated Financial Statements for additional information.

Catastrophic weather related charges, net - In September 2017, Hurricane Irma impacted our communities in Florida and Georgia. During the six months ended June 30, 2018, we recorded a $2.2 million net gain primarily as a result of incremental losses where deductibles were previously met, and refinements to previous recovery estimates as damage losses were attributed to specific asset deductible categories. Refer to Note 17, “Commitments and Contingencies” of our accompanying Consolidated Financial Statements for additional information.

Other (expense) / income, net - in the six months ended June 30, 2018, was primarily comprised of a foreign currency translation loss of $4.2 million, as compared to a foreign currency translation gain of $3.0 million, partially offset by contingent liability re-measurement of $1.0 million during the same period in 2017.

FUNDS FROM OPERATIONS

The following table reconciles net income to FFO data for diluted purposes for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to Sun Communities, Inc. common stockholders:	$20,408	$12,364	$50,394	$33,468
Adjustments:
Depreciation and amortization	67,977	62,842	134,623	125,659
Amounts attributable to noncontrolling interests	2,089	1,202	3,978	2,102
Preferred return to preferred OP units	552	586	1,105	1,172
Preferred distribution to Series A-4 preferred stock	432	560	873	1,225
Gain on disposition of assets, net	(5,835)	(4,352)	(10,374)	(7,033)
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities (1)	85,623	73,202	180,599	156,593
Adjustments:
Transaction costs (2)	—	2,437	—	4,823
Other acquisition related costs (3)	301	1,525	436	2,369
Loss on extinguishment of debt	1,522	293	1,718	759
Catastrophic weather related charges, net	53	281	(2,160)	368
Loss of earnings - catastrophic weather related (4)	325	—	650	—
Other income, net	1,828	(1,156)	4,445	(1,995)
Debt premium write-off	(209)	(24)	(991)	(438)
Ground lease intangible write-off	817	—	817	—
Deferred tax benefit	112	(364)	(235)	(664)
Core FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible(1)	$90,372	$76,194	$185,279	$161,815

Weighted average common shares outstanding - basic:	79,612	74,678	79,233	73,677
Add:
Common stock issuable upon conversion of stock options	2	2	2	2
Restricted stock	502	474	670	593
Common OP units	2,735	2,757	2,738	2,756
Common stock issuable upon conversion of Series A-1 preferred OP units	825	882	831	887
Common stock issuable upon conversion of Series A-3 preferred OP units	75	75	75	75
Common stock issuable upon conversion of Series A-4 preferred stock	472	645	472	690
Weighted average common shares outstanding - fully diluted	84,223	79,513	84,021	78,680

FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per share - fully diluted	$1.02	$0.92	$2.15	$1.99
Core FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per share - fully diluted	$1.07	$0.96	$2.21	$2.06
(1)    The effect of certain anti-dilutive convertible securities is excluded from these items.

(2)
In January 2018, we adopted ASU 2017-01, which clarified the definition of a business with the objective of assisting entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. Under previous guidance, substantially all of our property acquisitions were accounted for as business combinations with identifiable assets and liabilities measured at fair value, and acquisition related costs expensed as incurred and reported as Transaction costs. Under the new guidance, we expect that substantially all of our future property acquisitions will be accounted for as asset acquisitions. The purchase price of these properties are allocated on a relative fair value basis and capitalize direct acquisition related costs as part of the purchase price. Acquisitions costs that do not meet the criteria for capitalization will be expensed as incurred and reported as General and administrative costs.

(3)
These costs represent the expenses incurred to bring recently acquired properties up to our operating standards, including items such as tree trimming and painting costs that do not meet our capitalization policy.

(4)
Adjustment represents estimated loss of earnings in excess of the applicable business interruption deductible in relation to our three Florida Keys communities that were impaired by Hurricane Irma. We are actively working with our insurer on the related claims, but have not yet received any advance for the expected recovery of lost earnings.

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

We also intend to continue to strengthen our capital and liquidity positions by focusing on our core fundamentals, which are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our liquidity requirements through available cash balances, cash flows generated from operations, draws on our lines of credit, and the use of debt and equity offerings under our shelf registration statement. Refer to Note 9, “Debt and Lines of Credit” and Note 10, “Equity and Mezzanine Securities” in our accompanying Consolidated Financial Statements for additional information.

Our capital expenditures include expansion and development, lot modifications, recurring capital expenditures and rental home purchases. For the six months ended June 30, 2018 and 2017, expansion and development activities of $61.3 million and $32.5 million, respectively, related to costs consisting primarily of construction of sites and other costs necessary to complete home site improvements.

For the six months ended June 30, 2018 and 2017, lot modification expenditures were $9.5 million and $10.7 million, respectively. These expenditures improve asset quality in our communities and are incurred when an existing home is removed and the site is prepared for a new home (more often than not, a multi-sectional home). These activities, which are mandated by strict manufacturer’s installation requirements and state building codes, include items such as new foundations, driveways, and utility upgrades.

For the six months ended June 30, 2018 and 2017, recurring capital expenditures of $7.1 million and $8.4 million, respectively, related to our continued commitment to the upkeep of our properties.

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

Our cash flow activities are summarized as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Net Cash Provided by Operating Activities	$198,682	$156,626
Net Cash Used for Investing Activities	$(407,491)	$(167,126)
Net Cash Provided by Financing Activities	$222,353	$247,334
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$(252)	$111

Cash, cash equivalents and restricted cash increased by $13.3 million from $23.5 million as of December 31, 2017, to $36.8 million as of June 30, 2018.

Operating Activities

Net cash provided by operating activities increased by $42.1 million from $156.6 million for the six months ended June 30, 2017 to $198.7 million for the six months ended June 30, 2018.

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

Investing Activities

Net cash used for investing activities was $407.5 million for the six months ended June 30, 2018, compared to $167.1 million for the six months ended June 30, 2017. Refer to Note 3, “Real Estate Acquisitions” in our accompanying Consolidated Financial Statements for additional information.

Financing Activities

Net cash provided by financing activities was $222.4 million for the six months ended June 30, 2018, compared to net cash provided by financing activities of $247.3 million for the six months ended June 30, 2017. Refer to Note 9, “Debt and Lines of Credit” and Note 10, “Equity and Mezzanine Securities” in our accompanying Consolidated Financial Statements for additional information.

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

In April 2017, we amended and restated our credit agreement (the “A&R Credit Agreement”) with Citibank, N.A. (“Citibank”) and certain other lenders. Pursuant to the A&R Credit Agreement, we have a senior revolving credit facility with Citibank and certain other lenders in the amount of $650.0 million, comprised of a $550.0 million revolving loan and a $100.0 million term loan (the “A&R Facility”). The A&R Credit Agreement has a four-year term ending April 25, 2021, which can be extended for two additional six-month periods at our option, subject to the satisfaction of certain conditions as defined in the A&R Credit Agreement. The A&R Credit Agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $350.0 million. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the A&R Facility may be increased up to $1.0 billion.

The A&R Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the A&R Credit Agreement, which margin can range from 1.35 percent to 2.20 percent for the revolving loan and 1.30 percent to 2.15 percent for the term loan. As of June 30, 2018, the margin based on our leverage ratio was 1.35 percent and 1.30 percent on the revolving and term loans, respectively. We had $434.0 million borrowings on the revolving loan and $100.0 million borrowings on the term loan, totaling $534.0 million as of June 30, 2018, with a weighted average interest rate of 3.33 percent.

The A&R Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but does reduce the borrowing amount available. At June 30, 2018 and December 31, 2017, approximately $1.9 million and $1.3 million, respectively, of availability was used to back standby letters of credit.

Pursuant to the terms of the A&R Facility, we are subject to various financial and other covenants. We are currently in compliance with these covenants. The most restrictive financial covenants for the A&R Facility are as follows:

Covenant	Requirement	As of June 30, 2018
Maximum Leverage Ratio	<65%	33.8%
Minimum Fixed Charge Coverage Ratio	>1.40	2.75
Minimum Tangible Net Worth	>$2,513,492	$4,093,590
Maximum Dividend Payout Ratio	<95.0%	61.9%

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, expansion and development of communities, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. At June 30, 2018, we had 177 unencumbered properties, of which 61 support the borrowing base for our $650.0 million line of credit.

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

As of June 30, 2018, our net debt to enterprise value was approximately 28.6 percent (assuming conversion of all common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series A-4 preferred OP units, and Series C preferred OP units to shares of common stock). Our debt has a weighted average maturity of approximately 7.8 years and a weighted average interest rate of 4.4 percent.

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

Our variable rate debt totaled $536.8 million and $154.8 million as of June 30, 2018 and 2017, respectively, and bears interest at Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0 percent, our interest expense would have increased or decreased by approximately $1.4 million and $1.5 million for the six months ended June 30, 2018 and 2017, respectively, based on the $291.5 million and $299.2 million average balances outstanding under our variable rate debt facilities, respectively.

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

At June 30, 2018 and December 31, 2017, our stockholder’s equity included $84.9 million and $91.5 million from our Canadian subsidiaries, respectively, which represented 3.2 percent and 3.4 percent of total equity, respectively. Based on our sensitivity analysis, a 10.0 percent strengthening of the U.S. dollar against the Canadian dollar would have caused a reduction of $8.5 million and $9.2 million to our total stockholder’s equity at June 30, 2018 and December 31, 2017, respectively.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at June 30, 2018. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in internal control over financial reporting

There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Refer to Part 1 - Item 1 - Note 10, “Equity and Mezzanine Securities” of our accompanying Consolidated Financial Statements.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
10.1
Amendment dated April 26, 2018 to the At the Market Offering Sales Agreement dated July  28, 2017, among Sun Communities, Inc., Sun Communities Operating Limited Partnership, BMO Capital Markets Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Robert W. Baird  & Co. Incorporated, Fifth Third Securities, Inc., RBC Capital Markets, LLC, BTIG, LLC, Jefferies LLC, Credit Suisse Securities (USA) LLC and Samuel A. Ramirez & Company, Inc.
Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on April 26, 2018.
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

Dated: July 26, 2018	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1
Amendment dated April 26, 2018 to the At the Market Offering Sales Agreement dated July  28, 2017, among Sun Communities, Inc., Sun Communities Operating Limited Partnership, BMO Capital Markets Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Robert W. Baird  & Co. Incorporated, Fifth Third Securities, Inc., RBC Capital Markets, LLC, BTIG, LLC, Jefferies LLC, Credit Suisse Securities (USA) LLC and Samuel A. Ramirez & Company, Inc.

Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on April 26, 2018.
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