Form 10-Q
period 2018-09-30
SUN COMMUNITIES INC
filed 2018-10-25
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]

Number of shares of Common Stock, $0.01 par value per share, outstanding as of October 18, 2018:  86,359,824

PART I – FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except per share amounts)

	(unaudited) September 30, 2018	December 31, 2017
ASSETS
Land	$1,187,502	$1,107,838
Land improvements and buildings	5,523,554	5,102,014
Rental homes and improvements	559,290	528,074
Furniture, fixtures and equipment	174,315	144,953
Investment property	7,444,661	6,882,879
Accumulated depreciation	(1,390,684)	(1,237,525)
Investment property, net (including $300,693 and $50,193 for consolidated variable interest entities at September 30, 2018 and December 31, 2017; see Note 8)	6,053,977	5,645,354
Cash and cash equivalents	113,556	10,127
Inventory of manufactured homes	41,030	30,430
Notes and other receivables, net	167,698	163,496
Collateralized receivables, net	112,228	128,246
Other assets, net (including $20,655 and $1,659 for consolidated variable interest entities at September 30, 2018 and December 31, 2017; see Note 8)	165,237	134,304
TOTAL ASSETS	$6,653,726	$6,111,957
LIABILITIES
Mortgage loans payable (including $44,426 and $41,970 for consolidated variable interest entities at September 30, 2018 and December 31, 2017; see Note 8)	$2,819,225	$2,867,356
Secured borrowings on collateralized receivables	113,089	129,182
Preferred Equity - Sun NG RV Resorts LLC - mandatorily redeemable (fully attributable to consolidated variable interest entities at September 30, 2018; See Note 8)	35,277	—
Preferred OP units - mandatorily redeemable	37,338	41,443
Lines of credit	—	41,257
Distributions payable	63,250	55,225
Advanced reservation deposits and rent	135,647	132,205
Other liabilities (including $7,434 and $1,468 for consolidated variable interest entities at September 30, 2018 and December 31, 2017; see Note 8)	163,459	138,536
TOTAL LIABILITIES	3,367,285	3,405,204
Commitments and contingencies	—	—
Series A-4 preferred stock, $0.01 par value. Issued and outstanding: 1,063 shares at September 30, 2018 and 1,085 shares at December 31, 2017	31,739	32,414
Series A-4 preferred OP units	10,026	10,652
Equity Interests - NG Sun LLC (fully attributable to consolidated variable interest entities at September 30, 2018; See Note 8)	21,976	—
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value. Authorized: 180,000 shares; Issued and outstanding: 86,355 shares at September 30, 2018 and 79,679 shares at December 31, 2017	864	797
Additional paid-in capital	4,396,092	3,758,533
Accumulated other comprehensive (loss) / income	(390)	1,102
Distributions in excess of accumulated earnings	(1,237,428)	(1,162,001)
Total Sun Communities, Inc. stockholders' equity	3,159,138	2,598,431
Noncontrolling interests
Common and preferred OP units	56,018	60,971
Consolidated variable interest entities	7,544	4,285
Total noncontrolling interests	63,562	65,256
TOTAL STOCKHOLDERS' EQUITY	3,222,700	2,663,687
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,653,726	$6,111,957
See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES
Income from real property	$229,607	$198,263	$625,488	$560,778
Revenue from home sales	46,131	33,197	122,248	91,319
Rental home revenue	13,589	12,757	39,957	37,774
Ancillary revenues	27,608	17,017	46,207	32,086
Interest	5,256	5,920	15,849	15,609
Brokerage commissions and other revenues, net	1,347	1,091	3,131	2,978
Total revenues	323,538	268,245	852,880	740,544
EXPENSES
Property operating and maintenance	71,364	59,249	181,579	159,861
Real estate taxes	14,533	13,053	42,445	39,322
Cost of home sales	33,692	25,094	91,195	67,999
Rental home operating and maintenance	6,139	6,775	16,577	16,821
Ancillary expenses	15,361	10,086	28,985	21,995
Home selling expenses	4,043	3,290	11,319	9,391
General and administrative	20,127	18,174	61,432	55,912
Transaction costs	24	2,167	138	6,990
Catastrophic weather related charges, net	173	7,756	(1,987)	8,124
Depreciation and amortization	71,982	64,232	206,192	189,719
Loss on extinguishment of debt	939	—	2,657	759
Interest	33,521	32,085	96,919	95,765
Interest on mandatorily redeemable preferred OP units / equity	1,142	790	2,551	2,361
Total expenses	273,040	242,751	740,002	675,019
Income before other items	50,498	25,494	112,878	65,525
Other income / (expense), net	1,231	3,345	(3,214)	5,340
Current tax (expense) / benefit	(213)	38	(612)	(133)
Deferred tax benefit	199	81	434	745
Net income	51,715	28,958	109,486	71,477
Less: Preferred return to preferred OP units / equity	(1,152)	(1,112)	(3,335)	(3,482)
Less: Amounts attributable to noncontrolling interests	(4,071)	(1,776)	(8,392)	(4,179)
Net income attributable to Sun Communities, Inc.	46,492	26,070	97,759	63,816
Less: Preferred stock distribution	(432)	(1,955)	(1,305)	(6,233)
Net income attributable to Sun Communities, Inc. common stockholders	$46,060	$24,115	$96,454	$57,583
Weighted average common shares outstanding:
Basic	81,599	78,369	80,022	75,234
Diluted	82,081	78,808	80,024	75,846
Earnings per share (Refer to Note 14):
Basic	$0.56	$0.31	$1.19	$0.76
Diluted	$0.56	$0.31	$1.19	$0.76
See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$51,715	$28,958	$109,486	$71,477
Foreign currency translation adjustment	1,890	2,648	(1,565)	4,977
Total comprehensive income	53,605	31,606	107,921	76,454
Less: Comprehensive income attributable to noncontrolling interests	4,167	1,912	8,319	4,444
Comprehensive income attributable to Sun Communities, Inc.	$49,438	$29,694	$99,602	$72,010

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(Unaudited - dollars in thousands)

		Stockholders’ Equity
	Temporary Equity	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2017	$43,066	$797	$3,758,533	$(1,162,001)	$1,102	$65,256	$2,663,687
Issuance of common stock and common OP units, net	—	66	624,086	—	—	—	624,152
Conversion of OP units	(342)	1	1,488	—	—	(1,147)	342
Conversion of Series A-4 preferred stock	(675)	—	675	—	—	—	675
Share-based compensation - amortization and forfeitures	—	—	11,310	247	—	—	11,557
Equity Interests - NG Sun LLC	21,976	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	(1,492)	(73)	(1,565)
Net income	225	—	—	101,093	—	8,168	109,261
Distributions	(509)	—	—	(176,767)	—	(8,642)	(185,409)
Balance at September 30, 2018	$63,741	$864	$4,396,092	$(1,237,428)	$(390)	$63,562	$3,222,700

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES	$301,204	$226,142
INVESTING ACTIVITIES:
Investment in properties	(257,017)	(203,233)
Acquisitions of properties, net of cash acquired	(305,724)	(70,328)
Proceeds from dispositions of assets and depreciated homes, net	34,825	6,592
Issuance of notes and other receivables	(216)	(2,480)
Repayments of notes and other receivables	2,880	1,764
Investment in affiliates	(19,851)	—
NET CASH USED FOR INVESTING ACTIVITIES	(545,103)	(267,685)
FINANCING ACTIVITIES:
Issuance of common stock, OP units, and preferred OP units, net	624,152	457,638
Redemption of Series B-3 preferred OP units	(4,105)	—
Borrowings on lines of credit	1,187,098	575,351
Payments on lines of credit	(1,228,907)	(675,695)
Proceeds from issuance of other debt	228,336	85,081
Payments on other debt	(273,380)	(72,024)
Prepayment penalty on debt	(2,024)	(759)
Redemption of Series A-4 preferred stock and OP units	—	(24,698)
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(177,926)	(165,937)
Payments for deferred financing costs	(1,645)	(5,589)
Other financing activities	(2,021)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	349,578	173,368
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(94)	253
Net change in cash, cash equivalents and restricted cash	105,585	132,078
Cash, cash equivalents and restricted cash, beginning of period	23,509	25,313
Cash, cash equivalents and restricted cash, end of period	$129,094	$157,391

	Nine Months Ended September 30,
	2018	2017
SUPPLEMENTAL INFORMATION:
Cash paid for interest (net of capitalized interest of $3,216 and $1,981 respectively)	$94,801	$92,362
Cash paid for interest on mandatorily redeemable debt	$2,551	$2,361
Cash paid (refunds) for income taxes	$741	$(53)
Noncash investing and financing activities:
Reduction in secured borrowing balance	$16,093	$17,674
Change in distributions declared and outstanding	$7,991	$4,527
Conversion of common and preferred OP units	$1,489	$3,240
Conversion of Series A-4 preferred stock	$675	$4,720
Acquisitions - Common stock and OP units issued	$—	$28,410
Acquisitions - Equity Interests - NG Sun LLC (see Note 8)	$21,976	$—
Acquisitions - Preferred Equity - Sun NG RV Resorts LLC (see Note 8)	$35,277	$—
Acquisitions - debt assumed	$3,120	$4,592
Acquisitions - receivable due from seller	$—	$5,000
See accompanying Notes to Consolidated Financial Statements.

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

2. Revenue

Disaggregation of Revenue

The following tables disaggregates our revenue by major source (in thousands):

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
REVENUE
Income from real property	$229,607	$—	$229,607	$198,263	$—	$198,263
Revenue from home sales	—	46,131	46,131	—	33,197	33,197
Rental home revenue	—	13,589	13,589	—	12,757	12,757
Ancillary revenues	27,608	—	27,608	17,017	—	17,017
Interest	5,256	—	5,256	5,920	—	5,920
Brokerage commissions and other revenues, net	1,347	—	1,347	1,091	—	1,091
Total revenue	$263,818	$59,720	$323,538	$222,291	$45,954	$268,245

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
REVENUE
Income from real property	$625,488	$—	$625,488	$560,778	$—	$560,778
Revenue from home sales	—	122,248	122,248	—	91,319	91,319
Rental home revenue	—	39,957	39,957	—	37,774	37,774
Ancillary revenues	46,207	—	46,207	32,086	—	32,086
Interest	15,849	—	15,849	15,609	—	15,609
Brokerage commissions and other revenues, net	3,131	—	3,131	2,978	—	2,978
Total revenue	$690,675	$162,205	$852,880	$611,451	$129,093	$740,544

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Contract Balances

As of September 30, 2018 and December 31, 2017, we had $19.8 million and $13.8 million, respectively, of receivables from contracts with customers. Receivables from contracts with customers are presented as a component of Notes and other receivables on our Consolidated Balance Sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes. Due to the nature of our revenue from contacts with customers, we do not have material contract assets or liabilities that fall under the scope of ASC 606.

3.      Real Estate Acquisitions

2018 Acquisitions

In 2018 we acquired the following communities:

Community Name	Type	Sites	Development Sites	State	Month Acquired
Archview	RV	114	50	UT	August
Petoskey KOA	RV	210	—	MI	August
The Sands RV and Golf Resort	RV (Age Restricted)	507	—	CA	July
Sun NG RV Resorts LLC (1)	RV	2,700	940	Various	June
Silver Creek	RV	264	176	MI	June
Highway West (Four Resorts)	RV	536	—	UT & OR	June
Compass RV	RV	175	—	FL	May
	Total	4,506	1,166
(1) Refer to Note 8, “Consolidated Variable Interest Entities,” Note 9, “Debt and Lines of Credit,” and Note 10, “Equity and Mezzanine Securities” for additional information.

The following table summarizes the amounts of assets acquired net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed in 2018 (in thousands):

At Acquisition Date	Archview	Petoskey KOA	Sands	Sun NG Resorts	Silver Creek	Highway West	Compass	Total
Investment in property	$14,550	$9,000	$13,790	$240,649	$7,250	$36,500	$13,930	$335,669
In-place leases and other intangible assets	—	—	460	16,339	—	—	70	16,869
Debt assumed	—	—	—	(3,120)	—	—	—	(3,120)
Other liabilities, net	—	—	—	(11,990)	—	—	—	(11,990)
Total identifiable assets acquired net of liabilities assumed	$14,550	$9,000	$14,250	$241,878	$7,250	$36,500	$14,000	$337,428

Consideration
Cash	$14,550	$9,000	$14,250	$184,625	$7,250	$36,500	$14,000	$280,175
Preferred Equity - Sun NG Resorts	—	—	—	35,277	—	—	—	35,277
Equity Interests - NG Sun LLC	—	—	—	21,976	—	—	—	21,976
Total consideration	$14,550	$9,000	$14,250	$241,878	$7,250	$36,500	$14,000	$337,428

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In 2018, we acquired the following land for expansion / development:

Name	Location	Type	Expansion / Development Sites	Cost (millions)	Month Acquired
Pecan Park	Jacksonville, FL	RV	158	$1.3	September
Smith Creek Crossing	Granby, CO	MH	310	$0.9	September
River Run Ranch	Granby, CO	MH / RV	1,144	$5.3	May
		Total	1,612	$7.5

Refer to Note 18, “Subsequent Events,” for information regarding real estate acquisition activity after September 30, 2018.

The total amount of revenues and net income included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2018 related to the acquisitions completed in 2018 are set forth in the following table (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(unaudited)	(unaudited)
Total revenues	$26,317	$33,433
Net income	$7,529	$11,356

The following unaudited pro forma financial information presents the results of our operations for the three and nine months ended September 30, 2018 and 2017, as if the properties acquired in 2018 had been acquired on January 1, 2017. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees, and purchase accounting.

The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisition been consummated on January 1, 2017 (in thousands, except per-share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2018	2017	2018	2017
Total revenues	$325,504	$296,322	$861,193	$780,529
Net income attributable to Sun Communities, Inc. common stockholders	$57,413	$42,987	$93,714	$68,378
Net income per share attributable to Sun Communities, Inc. common stockholders - basic	$0.70	$0.55	$1.17	$0.91
Net income per share attributable to Sun Communities, Inc. common stockholders - diluted	$0.70	$0.55	$1.17	$0.90

2017 Acquisitions

In 2017, we acquired the following communities:

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Community Name	Type	Sites	Development Sites	State	Month Acquired
Colony in the Wood	MH (Age Restricted)	383	—	FL	December
Emerald Coast	MH and RV	201	14	FL	November
Lazy J Ranch	MH (Age Restricted)	220	—	CA	September
Ocean West	MH (Age Restricted)	130	4	CA	September
Caliente Sands	MH (Age Restricted)	118	—	CA	September
Pismo Dunes	RV (Age Restricted)	331	—	CA	July
Arbor Woods	MH	458	—	MI	June
Sunset Lakes	RV	498	—	IL	May
49er Village	RV	328	—	CA	March
	Total	2,667	18

The following table summarizes the amounts of assets acquired net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed in 2017 (in thousands):

At Acquisition Date	Colony in the Wood	Emerald Coast	Lazy J Ranch	Ocean West	Caliente Sands	Pismo Dunes	Arbor Woods	Sunset Lakes	49er Village	Total
Investment in property	$31,818	$19,400	$13,938	$9,453	$8,640	$21,260	$15,725	$7,835	$12,890	$140,959
Notes receivable	—	—	—	—	—	—	23	—	—	23
Inventory of manufactured homes	—	—	2	—	21	—	465	—	—	488
In-place leases and other intangible assets	660	100	360	220	210	660	730	210	110	3,260
Total identifiable assets acquired net of liabilities assumed	$32,478	$19,500	$14,300	$9,673	$8,871	$21,920	$16,943	$8,045	$13,000	$144,730

Consideration
Cash	$32,478	$19,500	$14,300	$5,081	$8,871	$—	$14,943	$8,045	$13,000	$116,218
Equity	—	—	—	—	—	26,410	2,000	—	—	28,410
Liabilities assumed	—	—	—	4,592	—	510	—	—	—	5,102
Cash proceeds from seller	—	—	—	—	—	(5,000)	—	—	—	(5,000)
Total consideration	$32,478	$19,500	$14,300	$9,673	$8,871	$21,920	$16,943	$8,045	$13,000	$144,730

In 2017, we acquired the following land for expansion:

Development Name	Location	Type	Development Sites	Cost (millions)	Month Acquired
Carolina Pines	Myrtle Beach, SC	RV	841	$5.9	April
		Total	841

4.      Collateralized Receivables and Transfers of Financial Assets

We previously completed various transactions with an unrelated entity involving our notes receivable under which we received cash proceeds in exchange for relinquishing our right, title, and interest in certain notes receivable. We have no further obligations

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The transferred assets have been classified as Collateralized receivables, net and the cash proceeds received from these transactions have been classified as Secured borrowings on collateralized receivables within the Consolidated Balance Sheets. The balance of the collateralized receivables was $112.2 million (net of allowance of $0.9 million) and $128.2 million (net of allowance of $0.9 million) as of September 30, 2018 and December 31, 2017, respectively. The receivables have a weighted average interest rate and maturity of 10.0 percent and 14.3 years as of September 30, 2018, and 10.0 percent and 15.3 years as of December 31, 2017.

The outstanding balance on the secured borrowing was $113.1 million and $129.2 million as of September 30, 2018 and December 31, 2017, respectively.

The collateralized receivables earn interest income, and the secured borrowings accrue interest expense at the same interest rates. The amount of interest income and expense recognized was $2.8 million and $3.3 million for the three months ended September 30, 2018 and 2017, respectively, and $8.5 million and $9.9 million for the nine months ended September 30, 2018 and 2017, respectively.

The balances of the collateralized receivables and secured borrowings are reduced as the related collateralized receivables are collected from the customers, or as the underlying collateral is repurchased. The change in the aggregate gross principal balance of the collateralized receivables is as follows (in thousands):

Nine Months Ended September 30, 2018
Beginning balance	$129,182
Principal payments and payoffs from our customers	(9,386)
Principal reduction from repurchased homes	(6,707)
Total activity	(16,093)
Ending balance	$113,089

The following table sets forth the allowance for the collateralized receivables as of September 30, 2018 (in thousands):

Nine Months Ended September 30, 2018
Beginning balance	$(936)
Lower of cost or market write-downs	587
Increase to reserve balance	(512)
Total activity	75
Ending balance	$(861)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	September 30, 2018	December 31, 2017
Installment notes receivable on manufactured homes, net	$117,583	$115,797
Other receivables, net	50,115	47,699
Total notes and other receivables, net	$167,698	$163,496

Installment Notes Receivable on Manufactured Homes

Our investment in installment notes of $117.6 million (net of allowance of $0.6 million) and $115.8 million (net of allowance of $0.4 million) as of September 30, 2018 and December 31, 2017, respectively, are collateralized by manufactured homes. The notes represent financing to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes have a net weighted average interest rate (net of servicing costs) and maturity of 8.0 percent and 16.8 years as of September 30, 2018, and 8.2 percent and 17.2 years as of December 31, 2017, respectively.

The change in the aggregate gross principal balance of the installment notes receivable is as follows (in thousands):

Nine Months Ended September 30, 2018
Beginning balance	$116,174
Investment in installment notes	14,042
Principal payments and payoffs from customers	(6,721)
Principal reduction from repossessed homes	(5,296)
Total activity	2,025
Ending balance	$118,199

Allowance for Losses for Installment Notes Receivable

The following table sets forth the allowance change for the installment notes receivable as follows (in thousands):

Nine Months Ended September 30, 2018
Beginning balance	$(377)
Lower of cost or market write-downs	522
Increase to reserve balance	(761)
Total activity	(239)
Ending balance	$(616)

Other Receivables

As of September 30, 2018, other receivables were comprised of amounts due from: residents for rent and water and sewer usage of $7.9 million (net of allowance of $1.8 million); home sale proceeds of $19.8 million; and insurance and other receivables of $22.4 million. As of December 31, 2017, other receivables were comprised of amounts due from: residents for rent and water and sewer usage of $7.0 million (net of allowance of $1.5 million); home sale proceeds of $13.8 million; and insurance and other receivables of $26.9 million.

6.	Intangible Assets

Our intangible assets include ground leases, in-place leases, franchise agreements and other intangible assets. These intangible assets are recorded in Other assets, net on the Consolidated Balance Sheets.

In June 2018, we acquired 50 percent of a land parcel that was previously subject to a ground lease at one of our California communities for $8.0 million. As a result of the transaction, we wrote off $1.1 million of the gross carrying amount of the ground lease intangible and $0.3 million of the related accumulated amortization. The $0.8 million net write off is included within the Property operating and maintenance expenses in our Consolidated Statements of Operations for the three months ended June 30, 2018.

The gross carrying amounts, and accumulated amortization are as follows (in thousands):

		September 30, 2018		December 31, 2017
Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Ground leases	8-57 years	$31,060	$(1,755)	$32,165	$(1,409)
In-place leases	7 years	103,598	(55,881)	100,843	(45,576)
Franchise agreements and other intangible assets	7-15 years	16,521	(2,190)	1,880	(1,451)
Total		$151,179	$(59,826)	$134,888	$(48,436)

Total amortization expenses related to the intangible assets are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Intangible Asset	2018	2017	2018	2017
Ground leases	$188	$257	$633	$771
In-place leases	3,320	3,478	10,305	10,322
Franchise agreements and other intangible assets	717	19	755	277
Total	$4,225	$3,754	$11,693	$11,370

We anticipate amortization expense for our intangible assets to be as follows for the next five years (in thousands):

	Year
	Remainder of 2018	2019	2020	2021	2022
Estimated expense	$4,055	$15,960	$14,232	$13,840	$9,239

7.      Investment in Affiliates

GTSC LLC (“GTSC”)

In February 2018, the Company became a noncontrolling member of GTSC. GTSC engages in acquiring, holding and selling loans secured, directly or indirectly, by manufactured homes located in communities of Sun Communities. At September 30, 2018, we had a 40 percent ownership interest in GTSC. The remaining 60 percent interest is owned by an unrelated third-party. We account for our interest in GTSC under the equity method of accounting as prescribed by FASB ASC Topic 323 “Investments - Equity Method and Joint Ventures.” Based on the power and economics criteria under the variable interest entity (“VIE”) model in ASC 810, we are not the primary beneficiary of GTSC. During the three and nine months ended September 30, 2018, there was $0.1 million net gain in Brokerage commissions and other revenues, net respectively on the Consolidated Statement of Operations related to our ownership interest. Our investment in GTSC as of September 30, 2018, is $19.9 million and recorded within Other assets, net on the Consolidated Balance Sheet.

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

The following table summarizes the assets and liabilities included in our Consolidated Balance Sheets after eliminations (in thousands):

	September 30, 2018	December 31, 2017
ASSETS
Investment property, net	$300,693	$50,193
Other assets, net	20,655	1,659
TOTAL ASSETS	$321,348	$51,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$44,426	$41,970
Preferred Equity - Sun NG Resorts - mandatorily redeemable	35,277	—
Other liabilities	7,434	1,468
TOTAL LIABILITIES	87,137	43,438
Equity Interests - NG Sun LLC	21,976	—
Noncontrolling interests	7,544	4,285
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$116,657	$47,723

Investment property, net and other assets, net related to the consolidated VIEs comprised approximately 4.8 percent and 0.8 percent of our consolidated total assets at September 30, 2018 and December 31, 2017, respectively. Debt, Preferred Equity and other liabilities comprised approximately 2.6 percent and 1.2 percent of our consolidated total liabilities at September 30, 2018 and December 31, 2017, respectively. Equity Interests and Noncontrolling interests related to the consolidated VIEs, on an absolute basis, comprised less than 1.0 percent of our consolidated total equity at September 30, 2018 and at December 31, 2017.

9.      Debt and Lines of Credit

The following table sets forth certain information regarding debt including premiums, discounts and deferred financing costs (in thousands):

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Carrying Amount		Weighted Average Years to Maturity		Weighted Average Interest Rates
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Collateralized term loans - Life Companies	$1,253,935	$1,044,246	14.4	13.9	4.0%	3.9%
Collateralized term loans - FNMA	775,383	1,026,014	5.4	5.6	4.4%	4.4%
Collateralized term loans - CMBS	407,778	410,747	4.3	5.0	5.1%	5.1%
Collateralized term loans - FMCC	382,129	386,349	6.1	6.9	3.9%	3.9%
Secured borrowings	113,089	129,182	14.6	15.3	10.0%	10.0%
Lines of credit	—	41,257	0.0	3.1	—%	2.8%
Preferred Equity - Sun NG Resorts - mandatorily redeemable	35,277	—	4.0	-	6.0%	—%
Preferred OP units - mandatorily redeemable	37,338	41,443	4.9	5.0	6.6%	6.7%
Total debt	$3,004,929	$3,079,238	9.4	8.9	4.5%	4.5%

Collateralized Term Loans

During the three months ended September 30, 2018, we entered into a $228.0 million collateralized term loan with a 4.10 percent fixed rate and a 20-year term.

During the three months ended September 30, 2018, we repaid one collateralized term loan of $30.5 million with an interest rate of 6.34 percent, releasing one encumbered community, which was due to mature March 1, 2019. We recognized a loss on extinguishment of debt of $0.3 million as a result of the repayment transaction in our Consolidated Statement of Operations.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The collateralized term loans totaling $2.8 billion as of September 30, 2018, are secured by 185 properties comprised of 72,620 sites representing approximately $3.2 billion of net book value.

Secured Borrowing

See Note 4, “Collateralized Receivables and Transfers of Financial Assets,” for information regarding our collateralized receivables and secured borrowing transactions.

Preferred OP Units

Preferred OP units at September 30, 2018 and December 31, 2017 include $34.7 million of Aspen preferred OP units issued by the Operating Partnership. As of September 30, 2018, these units are convertible indirectly into 447,674 shares of our common stock. Subject to certain limitations, at any time prior to January 1, 2024, the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the market price of our common stock is $68.00 per share or less, 0.397 common OP units; or (b) if the market price of our common stock is greater than $68.00 per share, the number of common OP units is determined by dividing (i) the sum of (A) $27.00 plus (B) 25 percent of the amount by which the market price of our common stock exceeds $68.00 per share, by (ii) the per share market price of our common stock. The current preferred distribution rate is 6.5 percent. On January 2, 2024, we are required to redeem all Aspen preferred OP units that have not been converted to common OP units.

Preferred OP units also include $2.7 million and $6.7 million at September 30, 2018 and December 31, 2017, respectively, of Series B-3 preferred OP units, which are not convertible. During the nine months ended September 30, 2018, we redeemed 41,051 of the Series B-3 preferred OP units at an average redemption price per unit, which included accrued and unpaid distributions, of $100.065753. In the aggregate, we paid $4.1 million to redeem these units.

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

Preferred Equity - Sun NG Resorts - mandatorily redeemable

In June 2018, in connection with the investment in Sun NG Resorts, $35.3 million of mandatorily redeemable Preferred Equity (“Preferred Equity - Sun NG Resorts”) was purchased by unrelated third parties. The Preferred Equity - Sun NG Resorts carries a preferred rate of return of 6.0 percent per annum. The Preferred Equity - Sun NG Resorts has a seven-year term and can be redeemed in the fourth quarter of 2022 at the holders’ option. The Preferred Equity - Sun NG Resorts as of September 30, 2018 was $35.3 million. Refer to Note 3, “Real Estate Acquisitions,” Note 8, “Consolidated Variable Interest Entities,” and Note 10, “Equity and Mezzanine Securities” for additional information.

Lines of Credit

In April 2017, we amended and restated our credit agreement (the “A&R Credit Agreement”) with Citibank, N.A. (“Citibank”) and certain other lenders. Pursuant to the A&R Credit Agreement, we entered into a senior revolving credit facility with Citibank and certain other lenders in the amount of $650.0 million, comprised of a $550.0 million revolving loan and a $100.0 million term loan (the “A&R Facility”). We repaid the term loan in full on September 7, 2018.The A&R Credit Agreement has a four-year term ending April 25, 2021, which can be extended for two additional six-month periods at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. The A&R Credit Agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $350.0 million. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the A&R Facility may be increased up to $900.0 million.

The A&R Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the A&R Credit Agreement, which margin can range from 1.35 percent to 2.20 percent for the revolving loan and could range from 1.30 percent to 2.15 percent for the term loan. As of September 30, 2018, the margin

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

based on our leverage ratio was 1.35 percent and 1.30 percent on the revolving and term loans, respectively. We had no borrowings on the revolving loan and no borrowings on the term loan as of September 30, 2018.

The A&R Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but does reduce the borrowing amount available. At September 30, 2018 and December 31, 2017, approximately $4.2 million and $1.3 million, respectively, of availability was used to back standby letters of credit.

We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us at least a twelve month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate as quoted in the Wall Street Journal on the first business day of each month or 6.0 percent. At September 30, 2018, the effective interest rate was 7.0 percent. The outstanding balance was zero as of September 30, 2018 and $4.0 million as of December 31, 2017.

Covenants

Pursuant to the terms of the A&R Facility, we are subject to various financial and other covenants. The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution, and net worth requirements. At September 30, 2018, we were in compliance with all covenants.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.      Equity and Mezzanine Securities

Public Equity Offerings

In September 2018, we closed an underwritten registered public offering of 5,060,000 shares of common stock. Proceeds from the offering were $499.9 million after deducting expenses related to the offering. We used the net proceeds of this offering to repay borrowings under the revolving loan and the term loan under our senior credit facility. The Company intends to use the remaining net proceeds of this offering to fund possible future acquisitions and for working capital and general corporate purposes.

In May 2017, we closed an underwritten registered public offering of 4,830,000 shares of common stock. Proceeds from the offering were $408.9 million after deducting expenses related to the offering, which were used to repay borrowings outstanding under the revolving loan under our A&R Facility, fund acquisitions, working capital and general corporate purposes.

At the Market Offering Sales Agreement

In July 2017, we entered into a new at the market offering sales agreement (the “Sales Agreement”) with BMO Capital Markets Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Robert W. Baird & Co. Incorporated, Fifth Third Securities, Inc., RBC Capital Markets, LLC, BTIG, LLC, Jefferies LLC, Credit Suisse Securities (USA) LLC and Samuel A. Ramirez & Company, Inc. (each, a “Sales Agent;” collectively, the “Sales Agents”), whereby we may offer and sell shares of our common stock, having an aggregate offering price of up to $450.0 million, from time to time through the Sales Agents. The Sales Agents are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold from time to time under the Sales Agreement. Through September 30, 2018, we have sold shares of our common stock for gross proceeds of $163.8 million under the Sales Agreement.

Issuances of common stock under the Sales Agreement during 2018 were as follows:

Year to Date	Common Stock Issued	Weighted Average Sales Price	Net Proceeds (in Millions)
September 30, 2018	1,407,215	$95.02	$132.0

Equity Interests - NG Sun LLC

In June 2018, in connection with the investment in Sun NG Resorts, unrelated third parties purchased $6.5 million of Series B preferred equity interests and $15.4 million of common equity interest (herein jointly referred to as “Equity Interest - NG Sun LLC”). The Series B preferred equity interests carry a preferred return at a rate that, at any time, is equal to the interest rate on Sun NG Resorts indebtedness at such time. The current rate of return is 5.0 percent. The Equity Interests - NG Sun LLC do not have a fixed maturity date and can be redeemed in the fourth quarter of 2022 at the holders option. Sun NG LLC, our subsidiary, has the right during certain periods each year, with or without cause, or for cause at any time, to elect to buy NG Sun LLC’s interest.  During a limited period in 2022, NG Sun LLC has the right to put its interest to Sun NG LLC.  If either party exercises their option, the property management agreement will be terminated and the Company is required to purchase the remaining interests of NG Sun LLC and the property management agreement at fair value. Refer to Note 3, “Real Estate Acquisitions,” Note 8, “Consolidated Variable Interest Entities,” and Note 9, “Debt and Lines of Credit” for additional information.

Issuance of Common Stock and Common OP Units

In July 2017, we issued 298,900 shares of common stock totaling $26.4 million in connection with the acquisition of Pismo Dunes.

In June 2017, we issued a total of 23,311 common OP units for total consideration of $2.0 million in connection with acquisition activity during the three months ended June 30, 2017.

Conversions

Subject to certain limitations, holders can convert certain series of stock and OP units to shares of our common stock at any time. Below is the activity of conversions during the nine months ended September 30, 2018 and 2017:

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
Series	Conversion Rate	Units/Shares Converted	Common Stock	Units/Shares Converted	Common Stock
Common OP unit	1	16,908	16,908	25,238	25,238
Series A-1 preferred OP unit	2.439	13,100	31,948	18,319	44,676
Series A-4 preferred OP unit	0.4444	13,765	6,116	9,000	3,996
Series A-4 preferred stock	0.4444	22,576	10,033	158,036	70,238
Series C preferred OP unit	1.11	1,919	2,130	16,806	18,651

Cash Distributions

Cash Distributions for the three months ended September 30, 2018 were as follows:

Cash Distributions	Record Date	Payment Date	Distribution per Share	Total Distribution (thousands)
Common Stock, Common OP units and Restricted Stock	9/28/2018	10/15/2018	$0.71	$63,250
Series A-4 Preferred Stock	9/14/2018	10/1/2018	$0.40625	$432

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

Repurchase Program

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock. We have 400,000 common shares remaining in the repurchase program as of September 30, 2018. No common shares were repurchased during the nine months ended September 30, 2018 or 2017. There is no expiration date specified for the buyback program.

11.      Share-Based Compensation

As of September 30, 2018, we had two share-based compensation plans; the Sun Communities, Inc. 2015 Equity Incentive Plan (“2015 Equity Incentive Plan”) and the First Amended and Restated 2004 Non-Employee Director Option Plan (“2004 Non-Employee Director Option Plan”). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success, and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future.

The following table shows details on grants of equity awards during the nine months ended September 30, 2018:

Grant Period	Type	Plan	Shares Granted	Grant Date Fair Value Per Share		Vesting Type	Vesting Anniversary	Percentage

2018	Key Employees	2015 Equity Incentive Plan	16,500	$88.30	(1)	Time Based	2nd	35.0%
							3rd	35.0%
							4th	20.0%
							5th	5.0%
							6th	5.0%
2018	Key Employees	2015 Equity Incentive Plan	47,600	$86.22	(1)	Time Based	20.0% annually over 5 years
2018	Executive Officers	2015 Equity Incentive Plan	60,000	$87.24	(2)	Time Based	20.0% annually over 5 years
2018	Executive Officers	2015 Equity Incentive Plan	90,000	$65.24	(3)	Market Condition	3rd	100.0%
2018	Directors	2004 Non-Employee Director Option Plan	16,800	$85.28	(2)	Time Based	3rd	100.0%
(1) The fair value of the grants were determined by using the average closing price of our common stock on the dates the shares were issued.
(2) The fair value of the grants were determined by using the closing price of our common stock on the dates the shares were issued.
(3) Share-based compensation for restricted stock awards with market conditions is measured based on an estimate of shares expected to vest. We estimate the fair value of share-based compensation for restricted stock with market conditions using a Monte Carlo simulation. At the grant date ,our common stock price was $87.24. Based on the Monte Carlo simulation we expect 74.8% of the 90,000 shares to vest.

Vesting

The vesting requirements for 202,368 restricted shares granted to our executives, directors and employees were satisfied during the nine months ended September 30, 2018.

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

Transactions between our segments are eliminated in consolidation. Transient RV revenue is included in the Real Property Operations segment revenues and is expected to approximate $107.6 million annually. Transient RV revenue was recognized 20.4 percent, 20.1 percent, and 42.0 percent in the first, second, and third quarters, respectively, and is expected to be 17.5 percent in

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the fourth quarter. Transient revenue was $78.0 million for the year ended December 31, 2017. We recognized 27.2 percent in the first quarter, 20.1 percent in the second quarter, 36.9 percent in the third quarter, and 15.8 percent in the fourth quarter.

A presentation of segment financial information is summarized as follows (in thousands):

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$257,215	$59,720	$316,935	$215,280	$45,954	$261,234
Operating expenses/Cost of sales	101,258	39,831	141,089	82,388	31,869	114,257
Net operating income/Gross profit	155,957	19,889	175,846	132,892	14,085	146,977
Adjustments to arrive at net income / (loss):
Interest and other revenues, net	6,603	—	6,603	7,011	—	7,011
Home selling expenses	—	(4,043)	(4,043)	—	(3,290)	(3,290)
General and administrative	(17,187)	(2,940)	(20,127)	(15,677)	(2,497)	(18,174)
Transaction costs	(24)	—	(24)	(2,153)	(14)	(2,167)
Depreciation and amortization	(54,305)	(17,677)	(71,982)	(48,624)	(15,608)	(64,232)
Loss on extinguishment of debt	(939)	—	(939)	—	—	—
Interest	(33,516)	(5)	(33,521)	(32,082)	(3)	(32,085)
Interest on mandatorily redeemable preferred OP units / equity	(1,142)	—	(1,142)	(790)	—	(790)
Catastrophic weather related charges, net	(173)	—	(173)	(7,718)	(38)	(7,756)
Other income, net	1,230	1	1,231	3,345	—	3,345
Current tax (expense) / benefit	(135)	(78)	(213)	210	(172)	38
Deferred tax benefit	199	—	199	81	—	81
Net income / (loss)	56,568	(4,853)	51,715	36,495	(7,537)	28,958
Less: Preferred return to preferred OP units	1,152	—	1,152	1,112	—	1,112
Less: Amounts attributable to noncontrolling interests	4,304	(233)	4,071	2,169	(393)	1,776
Net income / (loss) attributable to Sun Communities, Inc.	51,112	(4,620)	46,492	33,214	(7,144)	26,070
Less: Preferred stock distributions	432	—	432	1,955	—	1,955
Net income / (loss) attributable to Sun Communities, Inc. common stockholders	$50,680	$(4,620)	$46,060	$31,259	$(7,144)	$24,115

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$671,695	$162,205	$833,900	592,864	129,093	$721,957
Operating expenses/Cost of sales	253,009	107,772	360,781	221,178	84,820	305,998
Net operating income/Gross profit	418,686	54,433	473,119	371,686	44,273	415,959
Adjustments to arrive at net income / (loss):
Interest and other revenues, net	18,980	—	18,980	18,587	—	18,587
Home selling expenses	—	(11,319)	(11,319)	—	(9,391)	(9,391)
General and administrative	(52,966)	(8,466)	(61,432)	(49,082)	(6,830)	(55,912)
Transaction costs	(138)	—	(138)	(7,001)	11	(6,990)
Depreciation and amortization	(155,624)	(50,568)	(206,192)	(144,143)	(45,576)	(189,719)
Loss on extinguishment of debt	(2,657)	—	(2,657)	(759)	—	(759)
Interest	(96,904)	(15)	(96,919)	(95,754)	(11)	(95,765)
Interest on mandatorily redeemable preferred OP units / equity	(2,551)	—	(2,551)	(2,361)	—	(2,361)
Catastrophic weather related charges, net	2,206	(219)	1,987	(8,075)	(49)	(8,124)
Other (expense) / income, net	(3,215)	1	(3,214)	5,341	(1)	5,340
Current tax (expense) / income	(366)	(246)	(612)	145	(278)	(133)
Deferred tax benefit	434	—	434	745	—	745
Net income / (loss)	125,885	(16,399)	109,486	89,329	(17,852)	71,477
Less: Preferred return to preferred OP units	3,335	—	3,335	3,482	—	3,482
Less: Amounts attributable to noncontrolling interests	9,204	(812)	8,392	5,148	(969)	4,179
Net income / (loss) attributable to Sun Communities, Inc.	113,346	(15,587)	97,759	80,699	(16,883)	63,816
Less: Preferred stock distributions	1,305	—	1,305	6,233	—	6,233
Net income / (loss) attributable to Sun Communities, Inc. common stockholders	$112,041	$(15,587)	$96,454	$74,466	$(16,883)	$57,583

	September 30, 2018			December 31, 2017
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Identifiable assets:
Investment property, net	$5,534,397	$519,580	$6,053,977	$5,172,521	$472,833	$5,645,354
Cash and cash equivalents	86,857	26,699	113,556	(7,649)	17,776	10,127
Inventory of manufactured homes	—	41,030	41,030	—	30,430	30,430
Notes and other receivables, net	149,564	18,134	167,698	149,798	13,698	163,496
Collateralized receivables, net	112,228	—	112,228	128,246	—	128,246
Other assets, net	138,451	26,786	165,237	130,455	3,849	134,304
Total assets	$6,021,497	$632,229	$6,653,726	$5,573,371	$538,586	$6,111,957

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

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended September 30, 2018.

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

Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards, depreciation and basis differences between tax and U.S. GAAP on our Canadian investments. Generally, full valuation allowances are recorded against almost all U.S. federal deferred tax assets. Deferred tax liabilities of $21.3 million for Canadian entities have been recorded in relation to corporate entities and included in “Other liabilities” in our Consolidated Balance Sheets as of September 30, 2018. There are no U.S. federal deferred tax assets or liabilities included in our Consolidated Balance sheets as of September 30, 2018 and December 31, 2017.

Our deferred tax assets that have a full valuation allowance relate to our taxable REIT subsidiary (“TRS”) business which has historically produced losses. While at this time, we have evidence that our TRS business may shift to profitability, we have not achieved a sustained historical profitability that would, in our judgment, support a release of the full valuation allowance at September 30, 2018.

We had no unrecognized tax benefits as of September 30, 2018 and 2017. We do not expect significant changes in tax positions that would result in unrecognized tax benefits within one year of September 30, 2018.

We recorded a current tax expense for federal, state, and Canadian income taxes of $0.2 million for the three months ended September 30, 2018 and a current tax benefit of approximately $0.1 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018 and 2017, we recorded a current tax expense of $0.6 million and $0.1 million, respectively.

For the three months ended September 30, 2018 and 2017, we recorded a deferred tax benefit of $0.2 million and $0.1 million, respectively. For the nine months ended September 30, 2018 and 2017, we recorded a deferred tax benefit of $0.4 million and $0.7 million, respectively.

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

Computations of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2018	2017	2018	2017
Net income attributable to common stockholders	$46,060	$24,115	$96,454	$57,583
Allocation to restricted stock awards	(396)	(189)	(830)	(461)
Basic earnings: Net income attributable to common stockholders after allocation	45,664	23,926	95,624	57,122
Allocation to restricted stock awards	396	189	—	461
Diluted earnings: Net income attributable to common stockholders after allocation	$46,060	$24,115	$95,624	$57,583

Denominator
Weighted average common shares outstanding	81,599	78,369	80,022	75,234
Add: dilutive stock options	2	2	2	2
Add: dilutive restricted stock	480	437	—	610
Diluted weighted average common shares and securities	82,081	78,808	80,024	75,846
Earnings per share available to common stockholders after allocation:
Basic	$0.56	$0.31	$1.19	$0.76
Diluted	$0.56	$0.31	$1.19	$0.76

We have excluded certain convertible securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share as of September 30, 2018 and 2017 (in thousands):

	As of September 30,
	2018	2017
Common OP units	2,729	2,757
Series A-1 preferred OP units	332	349
Series A-3 preferred OP units	40	40
Series A-4 preferred OP units	410	425
Series A-4 preferred stock	1,063	1,085
Series C preferred OP units	314	316
Aspen preferred OP units	1,284	1,284
Total securities	6,172	6,256

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below sets forth our financial assets and liabilities that required disclosure of fair value on a recurring basis as of September 30, 2018. The table presents the carrying values and fair values of our financial instruments as of September 30, 2018 and December 31, 2017, that were measured using the valuation techniques described above (in thousands). The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable as the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	September 30, 2018		December 31, 2017
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Installment notes receivable on manufactured homes, net	$117,583	$117,583	$115,797	$115,797
Collateralized receivables, net	$112,228	$112,228	$128,246	$128,246
Financial liabilities
Debt (excluding secured borrowings)	$2,891,840	$2,798,537	$2,908,799	$2,726,770
Secured borrowings	$113,089	$113,089	$129,182	$129,182
Lines of credit	$—	$—	$41,257	$41,257
Other liabilities (contingent consideration)	$7,261	$7,261	$6,976	$6,976

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

Under previous guidance, substantially all of our property acquisitions were accounted for as business combinations with identifiable assets and liabilities measured at fair value, and acquisition related costs expensed as incurred.

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

The following table reconciles our beginning-of-period and end-of-period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
Cash and cash equivalents	$113,556	$10,127	$137,448	$8,164
Restricted cash	15,538	13,382	19,943	17,149
Cash, cash equivalents and restricted cash	$129,094	$23,509	$157,391	$25,313

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

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” The core principle of this update is that a lessee should recognize the right of use (“ROU”) assets and liabilities in the Consolidated Balance Sheet that arise from lease agreements. The ROU asset represents our right to use an underlying asset for the term of the lease and the lease liability represents our obligation to make lease payments arising for the agreements. The accounting by a lessor is largely unchanged from that applied under previous GAAP. This update also requires significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We will adopt the amendment in the first quarter 2019 using the prospective approach. Our income from real property and rental home revenue streams is derived from rental agreements where we are the lessor. The new accounting standard narrowed the definition of initial direct costs which can be capitalized. The new standard defines initial direct costs as the incremental costs of signing a lease. Employee salaries, legal fees rendered prior to the execution of a lease, negotiation costs, advertising and other origination effort costs no longer meet the definition of initial direct costs. These costs will now be included in general and administrative costs in our Consolidated Statement of Operations. We are currently assessing the impact of our measurement of initial direct costs under the new standard definition. We are the lessee in other arrangements, primarily for our executive offices, ground leases at certain communities and certain equipment. For leases with a term greater than one year, a right of use asset and corresponding ROU liability are to be included on the Consolidated Balance Sheet. The ROU asset and liability is measured as the estimated present value of minimum lease payments at the commencement of the lease agreement and discounted by our incremental borrowing rate of a collateralized term loan. For existing leases the ROU asset and ROU liability will be measured at the remaining present value of the lease payments. The lease liability is amortized over the straight line method over the term of the lease agreement. Extension options on ROU assets are included if the option is reasonably certain to be exercised. Operating leases with a term of less than one year are recognized as a lease expense over the term of the lease, no asset or liability is recognized on the Consolidated Balance Sheet. Variable lease payments are excluded from the ROU asset and liability on the Consolidated Balance Sheet and are recognized in the period in which the obligation payment occurred and recognized as variable lease obligation payments on the Consolidated Statement of Operations. We are currently evaluating our inventory of such leases to determine which will require recognition of right of use assets, corresponding lease liabilities, and the related disclosure requirements thereto. We will elect certain practical expedients allowable by the ASU, including the expedient to forego separation of lease and non-lease component of lessee contracts, resulting in a gross-up effect on the balance sheet assets and liabilities. Additionally for all leases, we will elect the package of practical expedients, which permits the Company not to reassess expired or existing contracts containing a lease, the lease classification for expired or existing contracts, and measurement of initial direct costs for any existing leases.

In August 2018, the FASB issued ASU 2018-15 “Intangibles- Goodwill and Other- Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software. The amendments in this update are effective for fiscal years beginning after December 15, 2020. Early adoption of the amendments in this update is permitted, including adoption in any interim period, for all entities. We are currently evaluating the potential impact of adoption of this standard on our consolidated financial statements.
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

Nine Months Ended September 30, 2018
Total estimated insurance receivable - December 31, 2017	$23.7
Change in estimated insurance recoveries	8.9
Advances from insurer	(16.4)
Total estimated insurance receivable - September 30, 2018	$16.2

Changes in estimated insurance recoveries for damages during the nine months ended September 30, 2018, were primarily the result of incremental invoices for which the total costs exceeded the applicable deductible. The change in estimated losses and changes in estimated insurance recoveries during the three and nine months ended September 30, 2018, resulted in a net loss of $0.2 million and a net gain of $2.0 million, respectively to Catastrophic weather related charges, net in our Consolidated Statements of Operations.

We are actively working with our insurer on claims for lost earnings and redevelopment costs greater than the asset impairment charge for the three Florida Keys communities. The three impaired Florida Keys communities will require redevelopment followed

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

by a tenant lease-up period. As such, we currently cannot estimate a date when operating results will be restored to pre-hurricane levels. Our business interruption insurance policy provides for up to 60 months of coverage from the date of restoration.

18.    Subsequent Events

In October 2018, we acquired a parcel of land in Austin, Texas for $4.2 million. The land parcel is an expansion for 220 MH development sites to our Oak Crest community.

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

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. As of September 30, 2018, we owned and operated or held an interest in a portfolio of 370 developed properties located in 31 states throughout the U.S. and one province in Canada, including 230 MH communities, 109 RV communities, and 31 properties containing both MH and RV sites.

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

SUMMARY STATEMENTS OF OPERATIONS

The following table summarizes our consolidated financial results and reconciles net income to NOI for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018	2017
Net income attributable to Sun Communities, Inc., common stockholders:	$46,060	$24,115
Other revenues	(6,603)	(7,011)
Home selling expenses	4,043	3,290
General and administrative	20,127	18,174
Transaction costs	24	2,167
Depreciation and amortization	71,982	64,232
Interest expense	34,663	32,875
Loss on extinguishment of debt	939	—
Catastrophic weather related charges, net	173	7,756
Other income, net	(1,231)	(3,345)
Current tax expense / (benefit)	213	(38)
Deferred tax benefit	(199)	(81)
Preferred return to preferred OP units / equity	1,152	1,112
Amounts attributable to noncontrolling interests	4,071	1,776
Preferred stock distribution	432	1,955
NOI / Gross profit	$175,846	$146,977

	Three Months Ended September 30,
	2018	2017
Real Property NOI	$143,710	$125,961
Rental Program NOI	23,847	22,060
Home Sales NOI / Gross profit	12,439	8,103
Ancillary NOI / Gross profit	12,247	6,931
Site rent from Rental Program (included in Real Property NOI) (1)	(16,397)	(16,078)
NOI / Gross profit	$175,846	$146,977

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

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
Financial Information (in thousands)	2018	2017	Change	% Change
Income from real property	$229,607	$198,263	$31,344	15.8%
Property operating expenses:
Payroll and benefits	22,189	19,168	3,021	15.8%
Legal, taxes, and insurance	2,743	1,921	822	42.8%
Utilities	27,204	23,765	3,439	14.5%
Supplies and repair	9,283	7,701	1,582	20.5%
Other	9,945	6,694	3,251	48.6%
Real estate taxes	14,533	13,053	1,480	11.3%
Property operating expenses	85,897	72,302	13,595	18.8%
Real Property NOI	$143,710	$125,961	$17,749	14.1%

	As of September 30,
Other Information	2018	2017	Change
Number of properties	370	348	22

MH occupancy	94.9%
RV occupancy	100.0%
MH & RV blended occupancy (1)	96.1%	96.2%	(0.1)%

Sites available for development	11,315	10,389	926

Monthly base rent per site - MH	$551	$530	$21
Monthly base rent per site - RV (2)	$448	$429	$19
Monthly base rent per site - Total	$527	$508	$19

(1)	Overall occupancy percentage includes MH and annual RV sites, and excludes transient RV sites.

(2)	Monthly base rent pertains to annual RV sites and excludes transient RV sites.

The $17.7 million increase in Real Property NOI consists of $7.7 million from Same Communities as detailed below and $10.0 million from acquired properties.

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

In order to evaluate the growth of the Same Communities, management has classified certain items differently than our GAAP statements, primarily the reclassification of water and sewer revenues from Income from real property to Utilities. A significant portion of our utility charges are re-billed to our residents. We have reclassified $8.4 million and $7.9 million for the three months ended September 30, 2018 and 2017, respectively, to reflect the utility expenses associated with our Same Community portfolio net of recovery.

The following tables reflect certain financial and other information for our Same Communities as of and for the three months ended September 30, 2018 and 2017. The amounts in the table below reflect constant currency for comparative purposes. Canadian currency figures included within the three months ended September 30, 2017 have been translated at 2018 exchange rates:

	Three Months Ended September 30,
Financial Information (in thousands)	2018	2017	Change	% Change
Income from real property	$198,883	$187,056	$11,827	6.3%
Property operating expenses:
Payroll and benefits	18,662	18,595	67	0.4%
Legal, taxes, and insurance	2,546	1,882	664	35.3%
Utilities	16,274	15,396	878	5.7%
Supplies and repair	8,370	7,408	962	13.0%
Other	6,869	6,217	652	10.5%
Real estate taxes	13,761	12,862	899	7.0%
Property operating expenses	66,482	62,360	4,122	6.6%
Real Property NOI	$132,401	$124,696	$7,705	6.2%

	As of September 30,
Other Information	2018	2017	Change
Number of properties	336	336	—

MH occupancy (1)	97.2%
RV occupancy (1)	100.0%
MH & RV blended occupancy (1) (2)	97.8%	95.6%	2.2%

Sites available for development	7,250	6,003	1,247

Monthly base rent per site - MH	$551	$530	$21
Monthly base rent per site - RV (3)	$447	$425	$22
Monthly base rent per site - Total	$527	$507	$20

(1)	The occupancy percentage includes MH and annual RV sites, and excludes recently completed but vacant expansion sites and transient RV sites.

(2)	The occupancy percentage for 2017 has been adjusted to reflect incremental growth period-over-period from filled MH expansion sites and the conversion of transient RV sites to annual RV sites.

(3)	Monthly base rent pertains to annual RV sites and excludes transient RV sites.

Real property NOI growth of 6.2 percent is primarily due to increased Income from real property of $11.8 million, or 6.3 percent. The 6.3 percent increase is primarily attributable to a 2.2 percent increase in occupancy and a 4.0 percent increase in total monthly base rent per site when compared to the same period in 2017. The increase in Income from real property was partially offset by a $4.1 million, or 6.6 percent, increase in Property operating expenses, primarily attributable to increases in Supplies and repair, Utilities, Real estate taxes, and Legal, taxes, and insurance.

HOME SALES AND RENTALS

We purchase new homes and acquire pre-owned and repossessed manufactured homes, generally located within our communities, from lenders, dealers, and former residents to sell or lease to current and prospective residents.

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended September 30, 2018 and 2017 (in thousands, except for average selling prices and statistical information):

	Three Months Ended September 30,
Financial Information	2018	2017	Change	% Change
New home sales	$16,433	$10,331	$6,102	59.1%
Pre-owned home sales	29,698	22,866	6,832	29.9%
Revenue from home sales	46,131	33,197	12,934	39.0%

New home cost of sales	14,278	8,699	5,579	64.1%
Pre-owned home cost of sales	19,414	16,395	3,019	18.4%
Cost of home sales	33,692	25,094	8,598	34.3%
NOI / Gross profit	$12,439	$8,103	$4,336	53.5%

Gross profit – new homes	$2,155	$1,632	$523	32.0%
Gross margin % – new homes	13.1%	15.8%	(2.7)%
Average selling price – new homes	$112,555	$101,284	$11,271	11.1%

Gross profit – pre-owned homes	$10,284	$6,471	$3,813	58.9%
Gross margin % – pre-owned homes	34.6%	28.3%	6.3%
Average selling price – pre-owned homes	$35,998	$32,526	$3,472	10.7%

Statistical Information
Home sales volume:
New home sales	146	102	44	43.1%
Pre-owned home sales	825	703	122	17.4%
Total homes sold	971	805	166	20.6%

Gross profit on new home sales increased by $0.5 million in the three months ended September 30, 2018 as compared to the same period in 2017, primarily as a result of increased new home sales volumes partially offset by a lower gross margin percentage on those sales.

Gross profit on pre-owned home sales increased by $3.8 million in the three months ended September 30, 2018 as compared to the same period in 2017, due to increased pre-owned home sales volumes and an increase in gross margin percentage on those sales.

The following table reflects certain financial and other information for our Rental Program as of and for the three months ended September 30, 2018 and 2017 (in thousands, except for statistical information):

	Three Months Ended September 30,
Financial Information	2018	2017	Change	% Change
Revenues:
Rental home revenue	$13,589	$12,757	$832	6.5%
Site rent from Rental Program (1)	16,397	16,078	319	2.0%
Rental Program revenue	29,986	28,835	1,151	4.0%
Expenses:
Commissions	481	891	(410)	(46.0)%
Repairs and refurbishment	2,818	3,306	(488)	(14.8)%
Taxes and insurance	1,580	1,546	34	2.2%
Marketing and other	1,260	1,032	228	22.1%
Rental Program operating and maintenance	6,139	6,775	(636)	(9.4)%
Rental Program NOI	$23,847	$22,060	$1,787	8.1%

Other Information
Number of occupied rentals, end of period	10,913	10,960	(47)	(0.4)%
Investment in occupied rental homes, end of period	$517,321	$482,591	$34,730	7.2%
Number of sold rental homes	316	286	30	10.5%
Weighted average monthly rental rate, end of period	$940	$895	$45	5.0%

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

Rental program NOI increased 8.1 percent inclusive of an increase in revenues of 4.0 percent, or $1.2 million, and a decrease in operating and maintenance expenses of 9.4 percent, or $0.6 million. The increase in revenues is primarily attributable to a 5.0 percent increase in the weighted average monthly rental rate. The $0.6 million decrease in operating and maintenance expenses is primarily the result of decreased commissions and repairs and refurbishment expenses, partially offset by an increase in marketing expense in the three months ended September 30, 2018, as compared to the same period in 2017.

OTHER ITEMS - STATEMENTS OF OPERATIONS

The following table summarizes other income and expenses for the three months ended September 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended September 30,
	2018	2017	Change	% Change
Ancillary revenues, net	$12,247	$6,931	$5,316	76.7%
Interest income	$5,256	$5,920	$(664)	(11.2)%
Brokerage commissions and other revenues, net	$1,347	$1,091	$256	23.5%
Home selling expenses	$4,043	$3,290	$753	22.9%
General and administrative expenses	$20,127	$18,174	$1,953	10.7%
Transaction costs	$24	$2,167	$(2,143)	(98.9)%
Depreciation and amortization	$71,982	$64,232	$7,750	12.1%
Loss on extinguishment of debt	$939	$—	$939	N/A
Interest expense	$34,663	$32,875	$1,788	5.4%
Catastrophic weather related charges, net	$173	$7,756	$(7,583)	(97.8)%
Other income / (expense), net	$1,231	$3,345	$(2,114)	(63.2)%

Ancillary revenues, net - increased primarily due to an increase in golf course, restaurant, and resort activity revenues during the three months ended September 30, 2018 as compared to the same period in 2017.

Interest income - for the three months ended September 30, 2018, decreased primarily due to $0.6 million of interest income from the three months ended September 30, 2017, attributable to the May 2017 equity offering.

Homes selling expenses - increased primarily as a result of higher commissions due to a higher volume of new home sales during the three months ended September 30, 2018 as compared to the same period in 2017.

General and administrative expenses - for the three months ended September 30, 2018, increased primarily due to employee related costs including salaries and incentive compensation, as well as increased deferred compensation amortization as compared to the same period in 2017.

Transaction costs - for the three months ended September 30, 2017, were incurred in connection with our property acquisitions, which were accounted for as business combinations with identifiable assets and liabilities measured at fair value and acquisition related costs expensed as incurred. Beginning January 2018, direct acquisition related costs are capitalized as part of the purchase price. Acquisitions costs that do no meet the criteria for capitalization are expensed as incurred. Refer to Note 16, “Recent Accounting Pronouncements” of our accompanying Consolidated Financial Statements for additional information.

Depreciation and amortization - increased as a result of our recent property acquisitions and our ongoing expansion and development activities. Refer to Note 3, “Real Estate Acquisitions” of our accompanying Consolidated Financial Statements for additional information.

Loss on extinguishment of debt - in the three months ended September 30, 2018 is comprised of $0.3 million in connection with defeasement and repayments of a collateralized term loan of $30.5 million and $0.6 million in connection with the term loan that was repaid in full. Refer to Note 9, “Debt and Lines of Credit,” in our accompanying Consolidated Financial Statements for additional information.

Interest Expense - for the three months ended September 30, 2018, increased primarily due to the interest expense on our line of credit as compared to the same period in 2017.

Catastrophic weather related charges, net - In September 2017, Hurricane Irma impacted our communities in Florida and Georgia. During the three months ended September 30, 2018, we recorded a $0.2 million net loss primarily as a result of incremental losses where deductibles were previously not met. Refer to Note 17, “Commitments and Contingencies” of our accompanying Consolidated Financial Statements for additional information.

Other income / (expense), net - in the three months ended September 30, 2018, was primarily comprised of a foreign currency translation gain of $1.5 million, offset by a contingent liability loss of $0.3 million, as compared to a foreign currency translation gain of $3.4 million partially offset by contingent liability re-measurement of $0.1 million in the same period of 2017.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

SUMMARY STATEMENTS OF OPERATIONS

The following table summarizes our consolidated financial results and reconciles net income to NOI for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net income attributable to Sun Communities, Inc., common stockholders:	$96,454	$57,583
Other revenues	(18,980)	(18,587)
Home selling expenses	11,319	9,391
General and administrative	61,432	55,912
Transaction costs	138	6,990
Depreciation and amortization	206,192	189,719
Interest expense	99,470	98,126
Loss on extinguishment of debt	2,657	759
Catastrophic weather related charges	(1,987)	8,124
Other (expense) / income, net	3,214	(5,340)
Current tax expense	612	133
Deferred tax benefit	(434)	(745)
Preferred return to preferred OP units / equity	3,335	3,482
Amounts attributable to noncontrolling interests	8,392	4,179
Preferred stock distribution	1,305	6,233
NOI / Gross profit	$473,119	$415,959

	Nine Months Ended September 30,
	2018	2017
Real Property NOI	$401,464	$361,595
Rental Program NOI	72,625	68,759
Home Sales NOI / Gross profit	31,053	23,320
Ancillary NOI / Gross profit	17,222	10,091
Site rent from Rental Program (included in Real Property NOI) (1)	(49,245)	(47,806)
NOI / Gross profit	$473,119	$415,959

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

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
Financial Information (in thousands)	2018	2017	Change	% Change
Income from real property	$625,488	$560,778	$64,710	11.5%
Property operating expenses:
Payroll and benefits	56,412	51,140	5,272	10.3%
Legal, taxes, and insurance	7,311	5,339	1,972	36.9%
Utilities	71,363	63,641	7,722	12.1%
Supplies and repair	22,371	19,712	2,659	13.5%
Other	24,122	20,029	4,093	20.4%
Real estate taxes	42,445	39,322	3,123	7.9%
Property operating expenses	224,024	199,183	24,841	12.5%
Real Property NOI	$401,464	$361,595	$39,869	11.0%

The $39.9 million increase in Real Property NOI consists of $22.4 million from Same Communities as detailed below and $17.5 million from acquired properties.

REAL PROPERTY OPERATIONS – SAME COMMUNITIES

The following tables reflect certain financial and other information for our Same Communities as of and for the nine months ended September 30, 2018 and 2017. We have reclassified $24.1 million and $22.9 million for the nine months ended September 30, 2018 and 2017, respectively, to reflect the utility expenses associated with our Same Community portfolio net of recovery. The amounts in the table below reflect constant currency for comparative purposes. Canadian currency figures included within the nine months ended September 30, 2017 have been translated at 2018 exchange rates:

	Nine Months Ended September 30,
Financial Information (in thousands)	2018	2017	Change	% Change
Income from real property	$565,213	$532,707	$32,506	6.1%
Property operating expenses:
Payroll and benefits	50,795	50,193	602	1.2%
Legal, taxes, and insurance	6,973	5,267	1,706	32.4%
Utilities	42,949	39,884	3,065	7.7%
Supplies and repair	20,945	19,341	1,604	8.3%
Other	18,429	16,871	1,558	9.2%
Real estate taxes	40,627	39,027	1,600	4.1%
Property operating expenses	180,718	170,583	10,135	5.9%
Real Property NOI	$384,495	$362,124	$22,371	6.2%

Real property NOI growth of 6.2 percent is primarily due to increased Income from real property of $32.5 million, or 6.1 percent. The 6.1 percent increase is attributable to the 2.2 percent increase in occupancy and a 4.0 percent increase in total monthly base rent per site. This increase was partially offset by a $10.1 million, or 5.9 percent, increase in Property operating expenses, primarily attributable to increases in Utilities, Legal, taxes, and insurance, Real estate taxes and Supplies and repair expenses.

HOME SALES AND RENTALS

The following table reflects certain financial and statistical information for our Home Sales Program for the nine months ended September 30, 2018 and 2017 (in thousands, except for average selling prices and statistical information):

	Nine Months Ended September 30,
Financial Information	2018	2017	Change	% Change
New home sales	$42,978	$24,760	$18,218	73.6%
Pre-owned home sales	79,270	66,559	12,711	19.1%
Revenue from homes sales	122,248	91,319	30,929	33.9%

New home cost of sales	37,187	21,044	16,143	76.7%
Pre-owned home cost of sales	54,008	46,955	7,053	15.0%
Cost of home sales	91,195	67,999	23,196	34.1%
NOI / Gross profit	$31,053	$23,320	$7,733	33.2%

Gross profit – new homes	$5,791	$3,716	$2,075	55.8%
Gross margin % – new homes	13.5%	15.0%	(1.5)%
Average selling price – new homes	$111,342	$95,598	$15,744	16.5%

Gross profit – pre-owned homes	$25,262	$19,604	$5,658	28.9%
Gross margin % – pre-owned homes	31.9%	29.5%	2.4%
Average selling price – pre-owned homes	$33,518	$30,630	$2,888	9.4%

Statistical Information
Home sales volume:
New home sales	386	259	127	49.0%
Pre-owned home sales	2,365	2,173	192	8.8%
Total homes sold	2,751	2,432	319	13.1%

Gross profit on new home sales increased $2.1 million, or 55.8 percent in the nine months ended September 30, 2018, as compared to the same period in 2017. This increase is primarily the result of a 49.0 percent increase in new home sales volumes.

Gross profit on pre-owned home sales increased $5.7 million, or 28.9 percent in the nine months ended September 30, 2018, as compared to the same period in 2017. This increase is primarily the result of an 8.8 percent increase in pre-owned home sales volumes combined with an increase in gross margin percentage primarily driven by a 9.4 percent increase in the average selling price of pre-owned homes.

The following table reflects certain financial and other information for our Rental Program as of and for the nine months ended September 30, 2018 and 2017 (in thousands, except for statistical information):

	Nine Months Ended September 30,
Financial Information	2018	2017	Change	% Change
Revenues:
Rental home revenue	$39,957	$37,774	$2,183	5.8%
Site rent from Rental Program (1)	49,245	47,806	1,439	3.0%
Rental Program revenue	89,202	85,580	3,622	4.2%
Expenses:
Commissions	1,500	1,902	(402)	(21.1)%
Repairs and refurbishment	7,339	7,950	(611)	(7.7)%
Taxes and insurance	4,673	4,489	184	4.1%
Marketing and other	3,065	2,480	585	23.6%
Rental Program operating and maintenance	16,577	16,821	(244)	(1.5)%
Rental Program NOI	$72,625	$68,759	$3,866	5.6%

Other Information
Number of sold rental homes	825	828	(3)	(0.4)%

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

Rental program NOI increased 5.6 percent inclusive of an increase in revenues of 4.2 percent, or $3.6 million, and a decrease in operating and maintenance expenses of 1.5 percent, or $0.2 million. The increase in revenues is partially attributable to a 5.0 percent increase in the weighted average monthly rental rate partially offset by a slight decrease in the number of occupied rentals. The decrease in operating and maintenance expenses of $0.2 million is primarily the result of increased marketing costs and taxes and insurance, partially offset by decreased commissions and repairs and refurbishment expenses in the nine months ended September 30, 2018 as compared to the same period in 2017.

OTHER ITEMS - STATEMENTS OF OPERATIONS

The following table summarizes other income and expenses for the nine months ended September 30, 2018 and 2017 (amounts in thousands):

	Nine Months Ended September 30,
	2018	2017	Change	% Change
Ancillary revenues, net	$17,222	$10,091	$7,131	70.7%
Interest income	$15,849	$15,609	$240	1.5%
Brokerage commissions and other revenues, net	$3,131	$2,978	$153	5.1%
Home selling expenses	$11,319	$9,391	$1,928	20.5%
General and administrative expenses	$61,432	$55,912	$5,520	9.9%
Transaction costs	$138	$6,990	$(6,852)	(98.0)%
Depreciation and amortization	$206,192	$189,719	$16,473	8.7%
Loss on extinguishment of debt	$2,657	$759	$1,898	250.1%
Interest expense	$99,470	$98,126	$1,344	1.4%
Catastrophic weather related charges, net	$(1,987)	$8,124	$(10,111)	(124.5)%
Other (expense) / income, net	$(3,214)	$5,340	$(8,554)	(160.2)%

Ancillary revenues, net - increased primarily due to an increase in golf course, restaurant, and resort activity revenues during the nine months ended September 30, 2018 as compared to the same period in 2017.

Homes selling expenses - increased as a result of higher commissions due to a higher volume of home sales during the nine months ended September 30, 2018 as compared to the same period in 2017.

General and administrative expenses - for the nine months ended September 30, 2018, increased primarily due to employee related costs including salaries and incentive compensation, as well as increased deferred compensation amortization as compared to the same period in 2017.

Transaction costs - for the nine months ended September 30, 2017, were incurred in connection with our property acquisitions, which were accounted for as business combinations with identifiable assets and liabilities measured at fair value and acquisition related costs expensed as incurred. Beginning January 2018, direct acquisition related costs are capitalized as part of the purchase price. Acquisitions costs that do no meet the criteria for capitalization are expensed as incurred. Refer to Note 16, “Recent Accounting Pronouncements” of our accompanying Consolidated Financial Statements for additional information.

Depreciation and amortization - increased as a result of our recent property acquisitions and our ongoing expansion and development activities. Refer to Note 3, “Real Estate Acquisitions” of our accompanying Consolidated Financial Statements for additional information.

Loss on extinguishment of debt - in the nine months ended September 30, 2018 is comprised of $2.0 million in connection with defeasement and repayments of collateralized term loans totaling $232.6 million and $0.6 million in connection with the term loan that was repaid in full. Refer to Note 9, “Debt and Lines of Credit,” in our accompanying Consolidated Financial Statements for additional information.

Catastrophic weather related charges, net - In September 2017, Hurricane Irma impacted our communities in Florida and Georgia. During the nine months ended September 30, 2018, we recorded a $2.0 million net gain primarily as a result of incremental losses where deductibles were previously met, and refinements to previous recovery estimates as damage losses were attributed to specific asset deductible categories and adjuster assumptions about the application of deductibles to debris removal. Refer to Note 17, “Commitments and Contingencies” of our accompanying Consolidated Financial Statements for additional information.

Other (expense) / income, net - in the nine months ended September 30, 2018, was primarily comprised of a foreign currency translation loss of $2.6 million, a contingent liability re-measurement of $0.3 million, and $0.3 million in other expenses, as compared to a foreign currency translation gain of $6.4 million, partially offset by contingent liability re-measurement of $1.1 million during the same period in 2017.

FUNDS FROM OPERATIONS

The following table reconciles net income to FFO data for diluted purposes for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to Sun Communities, Inc. common stockholders:	$46,060	$24,115	$96,454	$57,583
Adjustments:
Depreciation and amortization	72,269	64,484	206,892	190,143
Amounts attributable to noncontrolling interests	4,311	1,608	7,724	3,710
Preferred return to preferred OP units	549	578	1,654	1,750
Preferred distribution to Series A-4 preferred stock	432	441	1,305	1,666
Gain on disposition of assets, net	(6,603)	(4,309)	(16,977)	(11,342)
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities (1)	117,018	86,917	297,052	243,510
Adjustments:
Transaction costs (2)	—	2,167	—	6,990
Other acquisition related costs (3)	345	343	781	2,712
Loss on extinguishment of debt	939	—	2,657	759
Catastrophic weather related charges, net	173	7,756	(1,987)	8,124
Loss of earnings - catastrophic weather related (4)	325	—	975	—
Other (income) / expense, net	(1,231)	(3,345)	3,214	(5,340)
Debt premium write-off	(411)	—	(1,402)	(438)
Ground lease intangible write-off	—	—	817	—
Deferred tax benefit	(199)	(81)	(434)	(745)
Core FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible(1)	$116,959	$93,757	$301,673	$255,572

Weighted average common shares outstanding - basic:	81,599	78,369	80,022	75,234
Add:
Common stock issuable upon conversion of stock options	2	2	2	2
Restricted stock	480	437	633	610
Common OP units	2,731	2,761	2,735	2,758
Common stock issuable upon conversion of Series A-1 preferred OP units	813	858	825	877
Common stock issuable upon conversion of Series A-4 preferred stock	472	482	472	620
Common stock issuable upon conversion of Aspen preferred OP units	448	—	—	—
Common stock issuable upon conversion of Series A-3 preferred OP units	75	75	75	75
Weighted average common shares outstanding - fully diluted	86,620	82,984	84,764	80,176

FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per share - fully diluted	$1.35	$1.05	$3.50	$3.04
Core FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per share - fully diluted	$1.35	$1.13	$3.56	$3.19
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

The purchase price of these properties are allocated on a relative fair value basis and capitalize direct acquisition related costs as part of the purchase price. Acquisitions costs that do not meet the criteria for capitalization will be expensed as incurred.

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

Our capital expenditures include expansion and development, lot modifications, recurring capital expenditures and rental home purchases. For the nine months ended September 30, 2018 and 2017, expansion and development activities of $96.2 million and $55.9 million, respectively, related to costs consisting primarily of construction of sites and other costs necessary to complete home site improvements.

For the nine months ended September 30, 2018 and 2017, lot modification expenditures were $15.5 million and $18.1 million, respectively. These expenditures improve asset quality in our communities and are incurred when an existing home is removed and the site is prepared for a new home (more often than not, a multi-sectional home). These activities, which are mandated by strict manufacturer’s installation requirements and state building codes, include items such as new foundations, driveways, and utility upgrades.

For the nine months ended September 30, 2018 and 2017, recurring capital expenditures of $14.7 million and $12.6 million, respectively, related to our continued commitment to the upkeep of our properties.

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

Our cash flow activities are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net Cash Provided by Operating Activities	$301,204	$226,142
Net Cash Used for Investing Activities	$(545,103)	$(267,685)
Net Cash Provided by Financing Activities	$349,578	$173,368
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$(94)	$253

Cash, cash equivalents and restricted cash increased by $105.6 million from $23.5 million as of December 31, 2017, to $129.1 million as of September 30, 2018.

Operating Activities

Net cash provided by operating activities increased by $75.1 million from $226.1 million for the nine months ended September 30, 2017 to $301.2 million for the nine months ended September 30, 2018.

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

Investing Activities

Net cash used for investing activities was $545.1 million for the nine months ended September 30, 2018, compared to $267.7 million for the nine months ended September 30, 2017. Refer to Note 3, “Real Estate Acquisitions” in our accompanying Consolidated Financial Statements for additional information.

Financing Activities

Net cash provided by financing activities was $349.6 million for the nine months ended September 30, 2018, compared to net cash provided by financing activities of $173.4 million for the nine months ended September 30, 2017. Refer to Note 9, “Debt and Lines of Credit” and Note 10, “Equity and Mezzanine Securities” in our accompanying Consolidated Financial Statements for additional information.

Financial Flexibility

In July 2017, we entered into a new at the market offering sales agreement (the “Sales Agreement”) with BMO Capital Markets Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Robert W. Baird & Co. Incorporated, Fifth Third Securities, Inc., RBC Capital Markets, LLC, BTIG, LLC, Jefferies LLC, Credit Suisse Securities (USA) LLC and Samuel A. Ramirez & Company, Inc. (each, a “Sales Agent;” collectively, the “Sales Agents”), whereby we may offer and sell shares of our common stock, having an aggregate offering price of up to $450.0 million, from time to time through the Sales Agents. The Sales Agents are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold from time to time under the Sales Agreement. Through September 30, 2018, we have sold shares of our common stock for gross proceeds of $163.8 million under the Sales Agreement.

In April 2017, we amended and restated our credit agreement (the “A&R Credit Agreement”) with Citibank, N.A. (“Citibank”) and certain other lenders. Pursuant to the A&R Credit Agreement, we entered into a senior revolving credit facility with Citibank and certain other lenders in the amount of $650.0 million, comprised of a $550.0 million revolving loan and a $100.0 million term loan (the “A&R Facility”). We repaid the term loan in full on September 7, 2018. The A&R Credit Agreement has a four-year term ending April 25, 2021, which can be extended for two additional six-month periods at our option, subject to the satisfaction of certain conditions as defined in the A&R Credit Agreement. The A&R Credit Agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $350.0 million. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the A&R Facility may be increased up to $900.0 million.

The A&R Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the A&R Credit Agreement, which margin can range from 1.35 percent to 2.20 percent for the revolving loan and could range from 1.30 percent to 2.15 percent for the term loan. As of September 30, 2018, the margin based on our leverage ratio was 1.35 percent and 1.30 percent on the revolving and term loans, respectively. We had no borrowings on the revolving loan and no borrowings on the term loan as of September 30, 2018.

The A&R Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but does reduce the borrowing amount available. At September 30, 2018 and December 31, 2017, approximately $4.2 million and $1.3 million, respectively, of availability was used to back standby letters of credit.

Pursuant to the terms of the A&R Facility, we are subject to various financial and other covenants. We are currently in compliance with these covenants. The most restrictive financial covenants for the A&R Facility are as follows:

Covenant	Requirement	As of September 30, 2018
Maximum Leverage Ratio	<65%	28.2%
Minimum Fixed Charge Coverage Ratio	>1.40	2.91
Minimum Tangible Net Worth	>2,513,492	$4,680,920
Maximum Dividend Payout Ratio	<95.0%	61.2%

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, expansion and development of communities, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. At September 30, 2018, we had 185 unencumbered properties, of which 61 support the borrowing base for our $650.0 million line of credit.

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

As of September 30, 2018, our net debt to enterprise value was approximately 23.9 percent (assuming conversion of all common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series A-4 preferred OP units, and Series C preferred OP units to shares of common stock). Our debt has a weighted average maturity of approximately 9.4 years and a weighted average interest rate of 4.5 percent.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as “forecasts,” “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “predicts,” “potential,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled,” “guidance” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under “Risk Factors” in Part I, Item IA, contained in our 2017 Annual Report and our other filings with the SEC, such risks and uncertainties include, but are not limited to:

•	changes in general economic conditions, the real estate industry, and the markets in which we operate;

•	difficulties in our ability to evaluate, finance, complete and integrate acquisitions, developments and expansions successfully;

•	our liquidity and refinancing demands;

•	our ability to obtain or refinance maturing debt;

•	our ability to maintain compliance with covenants contained in our debt facilities;

•	availability of capital;

•	changes in foreign currency exchange rates, including between the U.S. dollar and Canadian dollar;

•	our ability to maintain rental rates and occupancy levels;

•	our failure to maintain effective internal control over financial reporting and disclosure controls and procedures;

•	increases in interest rates and operating costs, including insurance premiums and real property taxes;

•	risks related to natural disasters such as hurricanes, earthquakes, floods and wildfires;

•	general volatility of the capital markets and the market price of shares of our capital stock;

•	our failure to maintain our status as a REIT;

•	changes in real estate and zoning laws and regulations;

•	legislative or regulatory changes, including changes to laws governing the taxation of REITs;

•	litigation, judgments or settlements;

•	competitive market forces;

•	the ability of manufactured home buyers to obtain financing; and

•	the level of repossessions by manufactured home lenders.

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

Our variable rate debt totaled zero and $153.7 million as of September 30, 2018 and 2017, respectively, and bears interest at Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0 percent, our interest expense would have increased or decreased by approximately $2.2 million and $1.9 million for the nine months ended September 30, 2018 and 2017, respectively, based on the $300.8 million and $250.7 million average balances outstanding under our variable rate debt facilities, respectively.

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

At September 30, 2018 and December 31, 2017, our stockholder’s equity included $98.2 million and $91.5 million from our Canadian subsidiaries, respectively, which represented 3.1 percent and 3.4 percent of total equity, respectively. Based on our sensitivity analysis, a 10.0 percent strengthening of the U.S. dollar against the Canadian dollar would have caused a reduction of $9.8 million and $9.2 million to our total stockholder’s equity at September 30, 2018 and December 31, 2017, respectively.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at September 30, 2018. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in internal control over financial reporting

There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Holders of our OP units have converted the following units during the three months ended September 30, 2018:

		Three Months Ended September 30, 2018
Series	Conversion Rate	Units/Shares Converted	Common Stock
Common OP unit	1	6,080	6,080
Series A-1 preferred OP unit	2.439	9,500	23,169
Series A-4 preferred OP unit	0.4444	1,973	876
Series A-4 preferred stock	0.4444	—	—
Series C preferred OP unit	1.11	—	—

All of the above shares of common stock were issued in private placements in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.

ITEM 6.  EXHIBITS

Refer to “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 25, 2018	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith