Form 10-K
period 2018-12-31
SUN COMMUNITIES INC
filed 2019-02-21
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
Commission file number 1-12616

SUN COMMUNITIES INC
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ X ]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]
Smaller reporting company [ ]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [X]

As of June 30, 2018, the aggregate market value of the Registrant’s stock held by non-affiliates was $7,693,151,783 (computed by reference to the closing sales price of the Registrant’s common stock as of June 30, 2018). For this computation, the Registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

Number of shares of common stock, $0.01 par value per share, outstanding as of February 14, 2019: 86,380,502

Documents Incorporated By Reference

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by Part III is incorporated by reference to the registrant’s proxy statement to be filed pursuant to Regulation 14A, with respect to the registrant’s 2019 annual meeting of stockholders.

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

We own, operate, or have an interest in a portfolio of MH and RV communities. As of December 31, 2018, we owned, operated or had an interest in a portfolio of 371 properties in 31 states and Ontario, Canada (collectively, the “Properties” or “Communities”), including 230 MH communities, 110 RV communities, and 31 Properties containing both MH and RV sites. As of December 31, 2018, the Properties contained an aggregate of 128,454 developed sites comprised of 84,428 developed MH sites, 24,535 annual RV sites (inclusive of both annual and seasonal usage rights), and 19,491 transient RV sites. There are approximately 11,000 additional MH and RV sites suitable for development.

Our executive and principal property management office is located at 27777 Franklin Road, Suite 200, Southfield, Michigan 48034 and our telephone number is (248) 208-2500. We have regional property management offices located in Austin, Texas; Grand Rapids, Michigan; Denver, Colorado; Ft. Myers, Florida; and Orlando, Florida; and we employed an aggregate of 2,784 full and part time employees as of December 31, 2018.

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

SUN COMMUNITIES, INC.

We do not own all of the OP units. As of December 31, 2018, the Operating Partnership had issued and outstanding:

•	89,082,937 common OP units;

•	1,283,819 preferred OP units (“Aspen preferred OP units”);

•	331,941 Series A-1 preferred OP units;

•	40,268 Series A-3 preferred OP units;

•	1,473,153 Series A-4 preferred OP units;

•	26,750 Series B-3 preferred OP units; and

•	314,438 Series C preferred OP units.

As of December 31, 2018, we held:

•	86,357,426 common OP units, or approximately 96.9 percent of the issued and outstanding common OP units;

•	1,062,789 Series A-4 preferred OP units, or approximately 72.1 percent of the issued and outstanding Series A-4 preferred OP units; and

•	no Aspen preferred OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series B-3 preferred OP units, or Series C preferred OP units.

Ranking and Priority

The various classes and series of OP units issued by the Operating Partnership rank as follows with respect to rights to the payment of distributions and the distribution of assets in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Operating Partnership:

•	first, the Series A-4 preferred OP units, Aspen preferred OP units and Series A-1 preferred OP units, on parity with each other;

•	next, the Series C preferred OP units;

•	next, the Series B-3 preferred OP units;

•	next, the Series D preferred OP units;

•	next, the Series A-3 preferred OP units; and

•	finally, the common OP units.

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

During the year ended December 31, 2018 and 2017, we repurchased zero and 438,448 Series A-4 preferred OP units, respectively. At December 31, 2018, we held 1,062,789 Series A-4 preferred OP units. The rights of the Series A-4 preferred OP units held by us mirror the economic rights of the Series A-4 preferred OP units issued to the Green Courte entities, but certain voting, consent, and other rights do not apply to the Series A-4 preferred OP units held by us.

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

SUN COMMUNITIES, INC.

During the year ended December 31, 2018, we redeemed a total of 41,051 Series B-3 preferred OP units. In January 2019, we redeemed the remaining 26,750 Series B-3 preferred OP units.

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

Series D Preferred OP Units

On January 31, 2019, the Operating Partnership created a new class of OP units named Series D preferred OP units. As of February 14, 2019, 488,958 Series D preferred units were outstanding.

Subject to certain limitations, each Series D preferred OP unit is exchangeable at any time after the first anniversary of its issuance date into 0.8 shares of the Company’s common stock (as such ratio is subject to adjustment for certain capital events). The Series D preferred OP units provide for quarterly distributions on the $100 per unit issue price of 3.75% per year until January 31, 2021, and 4.0% per year thereafter. Subject to certain limitations, the Series D preferred OP unit holders may cause the Operating Partnership to redeem all or a portion of their Series D preferred OP units for $100 per unit (plus any accrued but unpaid distributions) any time after the earlier of: (i) the fifth anniversary of the issuance of the Series D preferred OP units, or (ii) the Operating Partnership’s notice of the death of the principal of the initial holder of the Series D preferred OP units. The Series D preferred OP units have no voting rights.

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

Modern MH communities contain improvements similar to other garden‑style residential developments, including centralized entrances, paved streets, curbs, gutters, and parkways. In addition, these communities also often provide a number of amenities, such as a clubhouse, a swimming pool, shuffleboard courts, tennis courts, and laundry facilities.

An RV community is a resort or park designed and improved with sites for the placement of RVs for varied lengths of time. Properties may also provide vacation rental homes. RV communities include a number of amenities such as restaurants, golf courses, swimming pools, tennis courts, fitness centers, planned activities, and spacious social facilities.

The owner of each home on our Properties leases the site on which the home is located. We typically own the underlying land, utility connections, streets, lighting, driveways, common area amenities, and other capital improvements and are responsible for enforcement of community guidelines and maintenance. In six of our 371 communities, we do not own all of the underlying land and operate the communities pursuant to ground leases. Certain of the Properties provide water and sewer service through public or private utilities, while others provide these services to residents from on-site facilities. Each owner of a home within our Properties is responsible for the maintenance of the home and leased site. As a result, our capital expenditure needs tend to be less significant relative to multi-family rental apartment complexes.

SUN COMMUNITIES, INC.

PROPERTY MANAGEMENT

Our property management strategy emphasizes intensive, hands-on management by dedicated, on-site district and community managers. We believe that this on-site focus enables us to continually monitor and address resident concerns, the performance of competitive properties, and local market conditions. As of December 31, 2018, we employed 2,784 full and part time employees, of which 2,393 were located on-site as property managers, support staff, or maintenance personnel.

Our community managers are overseen by John B. McLaren, our President and Chief Operating Officer, who has been in the MH industry since 1995, three Senior Vice Presidents of Operations and Sales, nine Divisional Vice Presidents and thirty seven Regional Vice Presidents. Each Regional Vice President is responsible for semi-annual market surveys of competitive communities, interaction with local manufactured home dealers, regular property inspections, and oversight of property operations and sales functions for six to fourteen properties.

Each district or community manager performs regular inspections in order to continually monitor the Property’s physical condition and to effectively address tenant concerns. In addition to a district or community manager, each district or property has on-site maintenance personnel and management support staff. We hold mandatory training sessions for all new property management personnel to ensure that management policies and procedures are executed effectively and professionally. All of our property management personnel participate in on-going training to ensure that changes to management policies and procedures are implemented consistently. We offer approximately 350 trainings including books, online courses, webinars, and live sessions for our team members through our Sun University, which has led to increased knowledge and accountability for daily operations and policies and procedures.

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

SHS also leases homes to prospective tenants. At December 31, 2018, SHS had 10,994 occupied leased homes in its portfolio. New and pre-owned homes are purchased for the Rental Program. Leases associated with the Rental Program generally have a term of one year. The Rental Program requires intensive management of costs associated with repair and refurbishment of these homes as the tenants vacate and the homes are re-leased, similar to apartment rentals. We received approximately 48,000 applications during 2018 to live in our Properties, providing a significant “resident boarding” system that allows us to market the purchase of a home to the qualified applicants. Through the Rental Program we are able to demonstrate our product and lifestyle to the renters, while monitoring their payment history and converting qualified renters to owners.

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

During the five calendar years ended December 31, 2018, on average 2.2 percent of the homes in our communities have been removed by their owners and 6.2 percent of the homes have been sold by their owners to a new owner who then assumes rental obligations as a community resident. The average cost to move a home ranges from $4,000 to $10,000.  On average, our residents remain in our communities for approximately 12 years, while homes, which give rise to the rental stream, remain for over 45 years.

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

SUN COMMUNITIES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as “forecasts,” “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “predicts,” “potential,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled,” “guidance” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under “Risk Factors” contained in this Annual Report on Form 10-K and our other filings with the SEC, such risks and uncertainties include but are not limited to:

•	changes in general economic conditions, the real estate industry, and the markets in which we operate;

•	difficulties in our ability to evaluate, finance, complete and integrate acquisitions, developments and expansions successfully;

•	our liquidity and refinancing demands;

•	our ability to obtain or refinance maturing debt;

•	our ability to maintain compliance with covenants contained in our debt facilities;

•	availability of capital;

•	changes in foreign currency exchange rates, including between the U.S. dollar and each of the Canadian dollar and the Australian dollar;

•	our ability to maintain rental rates and occupancy levels;

•	our failure to maintain effective internal control over financial reporting and disclosure controls and procedures;

•	increases in interest rates and operating costs, including insurance premiums and real property taxes;

•	risks related to natural disasters such as hurricanes, earthquakes, floods and wildfires;

•	general volatility of the capital markets and the market price of shares of our capital stock;

•	our failure to maintain our status as a REIT;

•	changes in real estate and zoning laws and regulations;

•	legislative or regulatory changes, including changes to laws governing the taxation of REITs;

•	litigation, judgments or settlements;

•	competitive market forces;

•	the ability of manufactured home buyers to obtain financing; and

•	the level of repossessions by manufactured home lenders.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward-looking statements included or incorporated by reference into this filing, whether as a result of new information, future events, and changes in our expectations or otherwise, except as required by law.
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
REAL ESTATE AND OPERATIONS RISKS

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

As of December 31, 2018, 124 properties, representing approximately 34.1 percent of developed sites, are located in Florida; 70 properties, representing approximately 21.1 percent of developed sites, are located in Michigan; 23 properties, representing approximately 6.8 percent of developed sites, are located in Texas; and 30 properties, representing approximately 6.0 percent of developed sites, are located in California. As a result of the geographic concentration of our Properties in Florida, Michigan, Texas, and California, we are exposed to the risks of downturns in local economies or other local real estate market conditions which could adversely affect occupancy rates, rental rates, and property values in these markets.

Our revenue would also be adversely affected if tenants were unable to pay rent or if sites were unable to be rented on favorable terms. If we were unable to promptly relet or renew the leases for a significant number of the sites, or if the rental rates upon such renewal or reletting were significantly lower than expected rates, then our business and results of operations could be adversely affected. In addition, certain expenditures associated with each Property (such as real estate taxes and maintenance costs) generally are not reduced when circumstances cause a reduction in income from the Property. Furthermore, real estate investments are relatively illiquid and, therefore, will tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions.

The following factors, among others, may adversely affect the revenues generated by our communities:

•	the national and local economic climate which may be adversely impacted by, among other factors, plant closings, and industry slowdowns;

•	local real estate market conditions such as the oversupply of MH and RV sites or a reduction in demand for MH and RV sites in an area;

•	changes in foreign currency exchange rates, including between the U.S. dollar and each of the Canadian dollar and Australian dollar;

•	the number of repossessed homes in a particular market;

•	the lack of an established dealer network;

•	the rental market which may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates;

•	the perceptions by prospective tenants of the safety, convenience and attractiveness of our Properties and the neighborhoods where they are located;

•	zoning or other regulatory restrictions;

SUN COMMUNITIES, INC.

•	competition from other available MH and RV communities and alternative forms of housing (such as apartment buildings and site-built single-family homes);

•	our ability to effectively manage, maintain and insure the Properties;

•	increased operating costs, including insurance premiums, real estate taxes, and utilities; and

•	the enactment of rent control laws or laws taxing the owners of manufactured homes.

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

We have acquired and intend to continue to selectively acquire MH and RV properties. Our acquisition activities and their success are subject to the following risks:

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

SUN COMMUNITIES, INC.

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

If any of the above risks occur, our business and results of operations could be adversely affected.

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

We engage in the construction and development of new communities or expansion of existing communities, and intend to continue to engage in the development and construction business in the future. Our construction and development pipeline may be exposed to the following risks which are in addition to those risks associated with the ownership and operation of established MH and RV communities:

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

If any of the above risks occur, our business and results of operations could be adversely affected.

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

All of our Properties have been subject to a Phase I or similar environmental audit (which involves general inspections without soil sampling or ground water analysis) completed by independent environmental consultants. These environmental audits have not revealed any significant environmental liability that would have a material adverse effect on our business. These audits cannot reflect conditions arising after the studies were completed, and no assurances can be given that existing environmental studies reveal all environmental liabilities, that any prior owner or operator of a property or neighboring owner or operator did not create any material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any one or more Properties.

Cybersecurity breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

We rely intensively on information technology to account for tenant transactions, manage the privacy of tenant data, communicate internally and externally, and analyze our financial and operating results. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our tenants, clients, vendors and employees in our facilities and on our network. In addition, we engage third party service providers that may have access to such information in connection with providing necessary information technology and security and other business services to us. This information may include personally identifiable information such as social security numbers, banking information and credit card information.

We address potential breaches or disclosure of this confidential information by implementing a variety of security measures intended to protect the confidentiality and security of this information including (among others) engaging reputable, recognized firms to help us design and maintain our information technology and data security systems, including testing and verification of their proper and secure operations on a periodic basis. We also maintain cyber risk insurance to provide some coverage for certain risks arising out of data and network breaches.

Despite our security measures, our information technology and infrastructure, as well as that of our third-party vendors, may be vulnerable to attacks by hackers (including through malware, ransomware, computer viruses, and email phishing schemes) or breached due to employee error, malfeasance, fire, flood or other physical event, or other disruptions. Any such breach or disruption could compromise our or a third-party vendor’s network and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could:

SUN COMMUNITIES, INC.

•	result in legal claims or proceedings,

•	disrupt our operations, including our ability to service our tenants and our ability to analyze and report our financial and operating results,

•	decrease our revenues,

•	damage our reputation,

•	cause a loss of confidence,

•	increase our insurance premiums, or

•	have other material adverse effects on our business.

We are dependent on continuous access to the Internet to use our cloud-based applications. Damage or failure to our information technology systems, including as a result of any of the reasons described above, could adversely affect our results of operations as we may incur significant costs or data loss. We continually assess new and enhanced information technology solutions to manage risk of system failure or interruption.

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

We have a significant concentration of properties in Florida and California, where natural disasters or other catastrophic events such as hurricanes, earthquakes, floods and wildfires could negatively impact our operating results and cash flows. We maintain comprehensive liability, fire, property, business interruption, general liability, and (where appropriate) flood and earthquake insurance, provided by reputable companies with commercially reasonable deductibles and limits. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. However, certain types of losses including, but not limited to, riots or acts of war, may be either uninsurable or not economically insurable. In the event an uninsured loss occurs, we could lose both our investment in and anticipated profits and cash flow from the affected property. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. If an uninsured liability to a third party were to occur, we would incur the cost of defense and settlement with, or court ordered damages to, that third party. A significant uninsured property or liability loss could have a material adverse effect on our business and our financial condition and results of operations.

Investments through joint ventures involve risks not present for Properties in which we are the sole owner.

We have invested and may continue to invest as a joint venture partner in joint ventures. These investments involve risks, including, but not limited to, the possibility the other joint venture partner may have business goals which are inconsistent with ours, possess the ability to take or force action or withhold consent contrary to our requests, fail to provide capital or fulfill its obligations, or become insolvent and require us to assume and fulfill the joint venture’s financial obligations. Conflicts arising between us and our joint venture partners may be difficult to manage or resolve and it could be difficult to manage or otherwise monitor the existing business arrangements. We and our joint venture partners may each have the right to initiate a buy-sell arrangement, which could cause us to sell our interest, or acquire a joint venture partner’s interest, at a time when we otherwise would not have entered into such a transaction. Each joint venture agreement is individually negotiated, and our ability to operate, finance, or dispose of a Property in our sole discretion may be limited to varying degrees depending on the terms of the applicable joint venture agreement.

Climate change may adversely affect our business.

To the extent that significant changes in the climate occur in areas where our Properties are located, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. Should the impact of climate change be material in nature, including significant property damage to or destruction of our Properties, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected. In addition, changes in federal, state and local legislation and regulation based on concerns about climate change could result in increased capital expenditures on our Properties (for example, to improve their energy efficiency and/or resistance to inclement weather) without a corresponding increase in revenue, resulting in adverse impacts to our net income.

SUN COMMUNITIES, INC.

FINANCING AND INVESTMENT RISKS

Our significant amount of debt could limit our operational flexibility or otherwise adversely affect our financial condition.

We have a significant amount of debt. As of December 31, 2018, we had approximately $3.1 billion of total debt outstanding, consisting of approximately $2.8 billion in debt that is collateralized by mortgage liens on 185 of the Properties, $107.7 million that is secured by collateralized receivables, $128.0 million on our lines of credit, $35.3 million of mandatorily redeemable interest, and $37.3 million that is unsecured debt. If we fail to meet our obligations under our secured debt, the lenders would be entitled to foreclose on all or some of the collateral securing such debt which could have a material adverse effect on us and our ability to make expected distributions, and could threaten our continued viability.

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

If we fail to qualify as a REIT in any taxable year, our taxable income could be subject to U.S. federal income tax at regular corporate rates. Moreover, unless entitled to relief under certain statutory provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. This treatment would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability to us for the years involved. In addition, distributions to stockholders would no longer be required to be made.

Federal, state and foreign income tax laws governing REITs and related interpretations may change at any time, and any such legislative or other actions affecting REITs could have a negative effect on us.

SUN COMMUNITIES, INC.

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

Outside of the U.S. federal tax legislation enacted into law on December 22, 2017 informally titled the Tax Cut and Jobs Act (the “Tax Act”), there has been no new major changes to the taxation of individuals and businesses in 2018. However, the overall impact of the Tax Act is uncertain. In addition, there are a significant number of technical issues clarified with respect to the interpretation and application of the Tax Act which may or may not be clarified by future guidance. It is not possible to predict whether such clarifications will result in adverse consequences to the Company or its stockholders. Stockholders are urged to consult their tax advisors with respect to the effects of the Tax Act and any other potential amendments to relevant tax laws.

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

The maximum federal tax rate for certain qualified dividends payable to domestic stockholders that are individuals, trusts and estates is 20 percent. Dividends payable by REITs, however, are generally not eligible for this reduced rate, although the new Tax Act permits a 20 percent deduction equal to the amount of qualifying REIT dividends received, thus bringing the maximum federal tax rate on qualifying REIT dividends to 29.6 percent. While this rule does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular qualified corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less competitive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the comparative value of the stock of REITs, including our common stock and preferred stock.

Prospective investors should consult their own tax advisors regarding the effect of this change on their effective tax rate with respect to REIT dividends.

SUN COMMUNITIES, INC.

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

Lease of Executive Offices. Gary A. Shiffman, together with certain of his family members, indirectly owns an equity interest of approximately 28.1 percent in American Center LLC, the entity from which we lease office space for our principal executive offices. Each of Brian M. Hermelin, Ronald A. Klein and Arthur A. Weiss indirectly owns a less than one percent interest in American Center LLC. Mr. Shiffman is our Chief Executive Officer and Chairman of the Board. Each of Mr. Hermelin, Mr. Klein and Mr. Weiss is a director of the Company. Under this agreement, we lease approximately 103,100 rentable square feet of permanent space. The term of the lease is until October 31, 2026, and the average gross base rent is $18.55 per square foot until October 31, 2019 with graduated rental increases thereafter. Each of Mr. Shiffman, Mr. Hermelin, Mr. Klein and Mr. Weiss may have a conflict of interest with respect to his obligations as our officer and/or director and his ownership interest in American Center LLC.

Legal Counsel. During 2015-2018, Jaffe, Raitt, Heuer, & Weiss, Professional Corporation acted as our general counsel and represented us in various matters. Arthur A. Weiss is the Chairman of the Board of Directors and a shareholder of such firm. We incurred legal fees and expenses owed to Jaffe, Raitt, Heuer, & Weiss of approximately $7.1 million, $5.0 million and $8.0 million in the years ended December 31, 2018, 2017 and 2016, respectively.

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

SUN COMMUNITIES, INC.

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

Our charter designates 6,364,770 shares of preferred stock as 6.50% Series A-4 Cumulative Convertible Preferred Stock (“Series A-4 preferred stock”), $0.01 par value per share of which 1,062,789 shares were issued and outstanding as of December 31, 2018. The power to issue preferred stock could have the effect of delaying or preventing a change in control of the Company even if a change in control were in the stockholders’ interest.

Subject to certain limitations, upon written notice to us, each holder of shares of Series A-4 preferred stock at its option may convert each share of Series A-4 preferred stock held by it for that number of shares of our common stock equal to the quotient obtained by dividing $25.00 by the then-applicable conversion price. The initial conversion price is $56.25, so initially each share of Series A-4 preferred stock is convertible into approximately 0.4444 shares of common stock. The conversion price is subject to adjustment upon various events. At our option, instead of issuing the shares of common stock to the converting holder of Series A-4 preferred stock as described above, we may make a cash payment to the converting holder with respect to each share of Series A-4 preferred stock the holder desires to convert equal to the fair market value of one share of our common stock. If, at any time after November 26, 2019, the volume weighted average of the daily volume weighted average price of a share of our common stock on the New York Stock Exchange (“NYSE”) equals or exceeds 115.5 percent of the then prevailing conversion price for at least 20 trading days in a period of 30 consecutive trading days, then, within 10 days thereafter, upon written notice to the holders thereof, we may convert each outstanding share of Series A-4 preferred stock into that number of shares of common stock equal to the quotient obtained by dividing $25.00 by the then prevailing conversion price.

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

Based on the applicable conversion ratios then in effect, as of February 14, 2019, in the future we may issue to the limited partners of the Operating Partnership, up to approximately 2.7 million shares of our common stock in exchange for their OP units. The limited partners may sell such shares pursuant to registration rights, if available, or an available exemption from registration. As of February 14, 2019, options to purchase 3,000 shares of our common stock were outstanding under our equity incentive plans, and we currently have the authority to issue restricted stock awards or options to purchase up to an additional 1,330,668 shares of our common stock pursuant to our equity incentive plans. In addition, we entered into an At-the-Market Offering Sales Agreement in July 2017 to issue and sell shares of common stock. As of February 14, 2019, our Board of Directors had authorized us to sell an additional $286.3 million of common stock under this agreement. No prediction can be made regarding the effect that future sales of shares of our common stock or our other securities will have on the market price of shares.

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
Our current and future investments in and operations of Canadian and Australian properties are or will be exposed to the effects of changes in the Canadian dollar and Australian dollar, respectively, against the U.S. dollar. Changes in foreign currency exchange rates cannot always be predicted; as a result, substantial unfavorable changes in exchange rates could have a material adverse effect on our financial condition and results of operations.

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

SUN COMMUNITIES, INC.

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

The stock markets, including the NYSE on which we list our common stock, have experienced significant price and volume fluctuations. As a result, the market price of our common stock and preferred stock could be similarly volatile, and investors in our common stock and preferred stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The price of our common stock and preferred stock could be subject to wide fluctuations in response to a number of factors, including:

•	issuances of other equity securities in the future, including new series or classes of preferred stock;

•	our operating performance and the performance of other similar companies;

•	our ability to maintain compliance with covenants contained in our debt facilities;

•	actual or anticipated variations in our operating results, funds from operations, cash flows or liquidity;

•	changes in expectations of future financial performance or changes in our earnings estimates or those of analysts;

•	changes in our distribution policy;

•	publication of research reports about us or the real estate industry generally;

•	increases in market interest rates that lead purchasers of our common stock and preferred stock to demand a higher dividend yield;

•	changes in foreign currency exchange rates, including between the U.S. dollar and each of the Canadian dollar and the Australian dollar;

•	changes in market valuations of similar companies;

•
adverse market reaction to the amount of our debt outstanding at any time, the amount of our debt maturing in the near-term and medium-term and our ability to refinance our debt, or our plans to incur additional debt in the future;

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

SUN COMMUNITIES, INC.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

SUN COMMUNITIES, INC.

ITEM 2. PROPERTIES

As of December 31, 2018, the Properties were located throughout the US and in Ontario, Canada and consisted of 230 MH communities, 110 RV communities, and 31 properties containing both MH and RV sites. As of December 31, 2018, the Properties contained an aggregate of 128,454 developed sites comprised of 84,428 developed manufactured home sites, 24,535 annual RV sites (inclusive of both annual and seasonal usage rights), and 19,491 transient RV sites. There are approximately 11,300 additional MH and RV sites suitable for development. Most of the Properties include amenities oriented toward family and retirement living. Of the 371 Properties, 182 have more than 300 developed sites, with the largest having 2,341 developed MH and RV sites. See “Real Estate and Accumulated Depreciation, Schedule III”, included in our Consolidated Financial Statements, for detail on Properties that are encumbered.

As of December 31, 2018, the Properties had an occupancy rate of 96.1 percent excluding transient RV sites. Since January 1, 2018, the Properties have averaged an aggregate annual turnover of homes (where the home is moved out of the community) of approximately 2.4 percent and an average annual turnover of residents (where the resident-owned home is sold and remains within the community, typically without interruption of rental income) of approximately 7.2 percent. The average renewal rate for residents in our Rental Program was 62.3 percent for the year ended December 31, 2018.

We believe that our Properties’ high amenity levels, customer service loyalty, and customer retention program contribute to low turnover and generally high occupancy rates. All of the Properties provide residents with attractive amenities with most offering a clubhouse, a swimming pool, and laundry facilities. Many of the Properties offer additional amenities such as sauna/whirlpool spas, tennis courts, shuffleboard, basketball courts, and/or exercise rooms. Many RV communities offer incremental amenities including golf, pro shops, restaurants, zip lines, waterparks, watersports, and thematic experiences.

The Properties are principally located in the Midwestern, Southern, Northeastern, Southeastern regions of the U.S., and Ontario, Canada. We believe that geographic diversification helps to insulate the portfolio from regional economic influences. We have concentrated our properties within certain areas of the regions in order to achieve economies of scale in management and operation.

The following tables set forth certain information relating to the Properties as of December 31, 2018. The occupancy percentage includes MH sites and annual RV sites, and excludes transient RV sites.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/18	Transient RV Sites as of 12/31/18	Occupancy as of 12/31/18		Occupancy as of 12/31/17
UNITED STATES
MIDWEST
Michigan
Academy / West Point	MH	Canton	MI	441	—	97.5%		97.5%
Allendale Meadows Mobile Village	MH	Allendale	MI	352	—	94.9%		96.9%
Alpine Meadows Mobile Village	MH	Grand Rapids	MI	403	—	98.0%		97.5%
Apple Carr Village	MH	Muskegon	MI	680	—	79.4%	(1)	84.4%	(1)
Arbor Woods	MH	Ypsilanti	MI	458	—	96.1%		75.3%
Brentwood Mobile Village	MH	Kentwood	MI	195	—	98.5%		97.4%
Brookside Village	MH	Kentwood	MI	196	—	99.0%		99.0%
Byron Center Mobile Village	MH	Byron Center	MI	143	—	98.6%		100.0%
Camelot Villa	MH	Macomb	MI	712	—	98.6%		99.3%
Cider Mill Crossings	MH	Fenton	MI	570	—	67.5%	(1)	74.0%	(1)
Cider Mill Village	MH	Middleville	MI	258	—	98.4%		98.1%
Continental North	MH	Davison	MI	474	—	77.6%		73.4%
Country Acres Mobile Village	MH	Cadillac	MI	182	—	99.5%		98.4%
Country Hills Village	MH	Hudsonville	MI	239	—	98.3%		100.0%
Country Meadows Mobile Village	MH	Flat Rock	MI	577	—	96.9%		95.5%
Country Meadows Village	MH	Caledonia	MI	395	—	98.5%		91.4%	(1)

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/18	Transient RV Sites as of 12/31/18	Occupancy as of 12/31/18		Occupancy as of 12/31/17
Creekwood Meadows	MH	Burton	MI	336	—	97.6%		98.5%
Cutler Estates Mobile Village	MH	Grand Rapids	MI	259	—	98.1%		98.5%
Dutton Mill Village	MH	Caledonia	MI	307	—	99.0%		97.4%
East Village Estates	MH	Washington Twp	MI	708	—	99.4%		99.4%
Egelcraft	MH	Muskegon	MI	458	—	96.9%		97.6%
Fisherman’s Cove	MH	Flint Twp.	MI	162	—	95.7%		91.4%
Frenchtown Villa / Elizabeth Woods	MH	Newport	MI	1,140	—	88.9%	(1)	84.7%	(1)
Grand Mobile Estates	MH	Grand Rapids	MI	219	—	96.3%		96.8%
Hamlin	MH	Webberville	MI	230	—	98.7%		95.7%	(1)
Hickory Hills Village	MH	Battle Creek	MI	283	—	97.5%		98.6%
Hidden Ridge RV Resort (2)	RV	Hopkins	MI	177	158	100.0%		100.0%
Holiday West Village	MH	Holland	MI	341	—	99.7%		99.7%
Holly Village / Hawaiian Gardens	MH	Holly	MI	425	—	94.4%		94.6%
Hunters Crossing	MH	Capac	MI	114	—	99.1%		99.1%
Hunters Glen	MH	Wayland	MI	396	—	89.9%	(1)	76.5%	(1)
Kensington Meadows	MH	Lansing	MI	290	—	96.9%		96.6%
Kimberly Estates	MH	Newport	MI	387	—	98.7%		94.8%
King’s Court Mobile Village	MH	Traverse City	MI	802	—	84.4%	(1)	78.8%	(1)
Knollwood Estates	MH	Allendale	MI	161	—	96.9%		92.6%
Lafayette Place	MH	Warren	MI	254	—	97.2%		94.9%
Lakeview	MH	Ypsilanti	MI	392	—	98.7%		98.2%
Leisure Village	MH	Belmont	MI	256	—	94.9%	(1)	100.0%
Lincoln Estates	MH	Holland	MI	191	—	99.0%		99.5%
Meadow Lake Estates	MH	White Lake	MI	425	—	99.1%		97.9%
Meadowbrook Estates	MH	Monroe	MI	453	—	95.4%		96.3%
Meadowlands of Gibraltar	MH	Gibraltar	MI	320	—	99.7%		96.9%
Northville Crossing	MH	Northville	MI	756	—	99.7%		99.5%
Oak Island Village	MH	East Lansing	MI	250	—	98.4%		97.6%
Petoskey KOA RV Resort (2)	RV	Petoskey	MI	51	159	100.0%		N/A
Petoskey RV Resort (2)	RV	Petoskey	MI	—	152	N/A		N/A
Pinebrook Village	MH	Kentwood	MI	185	—	100.0%		98.9%
Presidential Estates Mobile Village	MH	Hudsonville	MI	364	—	98.1%		98.9%
Richmond Place	MH	Richmond	MI	117	—	95.7%		94.9%
River Haven Village	MH	Grand Haven	MI	721	—	85.4%		78.8%
Rudgate Clinton	MH	Clinton Township	MI	667	—	99.0%		97.3%
Rudgate Manor	MH	Sterling Heights	MI	931	—	97.9%		97.3%
Scio Farms Estates	MH	Ann Arbor	MI	913	—	99.5%		98.4%
Sheffield Estates	MH	Auburn Hills	MI	228	—	100.0%		99.6%
Silver Creek RV Resort (2)	RV	Mears	MI	159	105	100.0%		N/A
Silver Springs	MH	Clinton Township	MI	547	—	99.5%		99.5%
Southwood Village	MH	Grand Rapids	MI	394	—	98.0%		98.7%
St. Clair Place	MH	St. Clair	MI	100	—	97.0%		96.0%
Sunset Ridge	MH	Portland	MI	388	—	65.7%	(1)	92.0%	(1)

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/18	Transient RV Sites as of 12/31/18	Occupancy as of 12/31/18		Occupancy as of 12/31/17
Sycamore Village	MH	Mason	MI	396	—	99.7%		98.5%
Tamarac Village	MH	Ludington	MI	301	—	98.7%		98.7%
Tamarac Village RV Resort (2)	RV	Ludington	MI	112	2	100.0%		100.0%
Timberline Estates	MH	Coopersville	MI	296	—	98.3%		98.7%
Town & Country Mobile Village	MH	Traverse City	MI	192	—	99.0%		99.5%
Warren Dunes Village	MH	Bridgman	MI	314	—	87.6%	(1)	72.3%	(1)
Waverly Shores Village	MH	Holland	MI	415	—	96.4%	(1)	78.8%	(1)
West Village Estates	MH	Romulus	MI	628	—	99.4%		99.4%
White Lake Mobile Home Village	MH	White Lake	MI	315	—	98.4%		96.8%
Windham Hills Estates	MH	Jackson	MI	469	—	88.9%	(1)	85.5%	(1)
Windsor Woods Village	MH	Wayland	MI	314	—	98.4%		98.4%
Woodhaven Place	MH	Woodhaven	MI	220	—	95.5%		96.4%
Michigan Total				26,504	576	94.6%		93.3%

Indiana
Brookside Mobile Home Village	MH	Goshen	IN	570	—	93.0%		89.1%
Carrington Pointe	MH	Ft. Wayne	IN	468	—	73.5%	(1)	98.4%
Clear Water Mobile Village	MH	South Bend	IN	227	—	97.8%		96.5%
Cobus Green Mobile Home Park	MH	Osceola	IN	386	—	93.8%		96.4%
Deerfield Run	MH	Anderson	IN	175	—	86.3%		91.4%
Four Seasons	MH	Elkhart	IN	218	—	93.6%		95.4%
Lake Rudolph Campground & RV Resort (2)	RV	Santa Claus	IN	—	519	N/A		N/A
Liberty Farm	MH	Valparaiso	IN	220	—	95.9%		96.8%
Pebble Creek	MH	Greenwood	IN	298	—	80.5%	(1)	95.3%
Pine Hills	MH	Middlebury	IN	129	—	93.8%		98.5%
Roxbury Park	MH	Goshen	IN	398	—	97.2%		97.7%
Indiana Total				3,089	519	89.7%		95.0%

Ohio
Apple Creek	MH	Amelia	OH	176	—	98.9%		97.7%
East Fork Crossing	MH	Batavia	OH	350	—	99.1%		98.9%	(1)
Indian Creek RV & Camping Resort (2)	RV	Geneva on the Lake	OH	425	150	100.0%		100.0%
Oakwood Village	MH	Miamisburg	OH	511	—	99.0%		98.8%
Orchard Lake	MH	Milford	OH	147	—	95.9%		98.0%
Westbrook Senior Village	MH	Toledo	OH	112	—	98.2%		99.1%
Westbrook Village	MH	Toledo	OH	344	—	95.6%		94.2%
Willowbrook Place	MH	Toledo	OH	266	—	97.4%		94.0%
Woodside Terrace	MH	Holland	OH	439	—	91.6%		93.4%
Ohio Total				2,770	150	97.2%		97.0%

SOUTH
Texas
Austin Lone Star RV Resort (2)	RV	Austin	TX	17	137	100.0%		100.0%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/18	Transient RV Sites as of 12/31/18	Occupancy as of 12/31/18		Occupancy as of 12/31/17
Blazing Star (2)	RV	San Antonio	TX	125	137	100.0%		100.0%
Boulder Ridge	MH	Pflugerville	TX	896	—	80.2%	(1)	95.4%	(1)
Branch Creek Estates	MH	Austin	TX	392	—	100.0%		100.0%
Chisholm Point Estates	MH	Pflugerville	TX	417	—	100.0%		98.8%
Comal Farms	MH	New Braunfels	TX	367	—	99.5%		97.0%	(1)
Hill Country Cottage and RV Resort (2)	RV	New Braunfels	TX	17	347	100.0%		100.0%
Jellystone Park™ at Guadalupe River (2)	RV	Kerrville	TX	—	261	N/A		N/A
Jellystone Park™ at Hill Country (2)	RV	Canyon Lake	TX	—	173	N/A		N/A
La Hacienda RV Resort (2)	RV	Austin	TX	—	244	N/A		N/A
Oak Crest	MH	Austin	TX	433	—	99.1%		96.8%
Pecan Branch	MH	Georgetown	TX	229	—	49.3%	(1)	37.6%	(1)
Pine Trace	MH	Houston	TX	680	—	98.8%		98.4%	(1)
River Ranch	MH	Austin	TX	848	—	99.3%		97.3%	(1)
River Ridge Estates	MH	Austin	TX	515	—	99.2%		98.5%
Saddlebrook	MH	San Marcos	TX	562	—	87.7%	(1)	83.8%	(1)
Sandy Lake	MH	Carrollton	TX	54	—	100.0%		100.0%
Sandy Lake RV Resort (2)	RV	Carrollton	TX	39	180	100.0%		100.0%
Stonebridge	MH	San Antonio	TX	335	—	98.8%		97.9%
Summit Ridge	MH	Converse	TX	446	—	97.3%		97.1%
Sunset Ridge	MH	Kyle	TX	171	—	97.7%		98.8%
Traveler’s World	MH	San Antonio	TX	8	—	100.0%		100.0%
Traveler’s World RV Resort (2)	RV	San Antonio	TX	26	129	100.0%		100.0%
Treetops RV Resort (2)	RV	Arlington	TX	29	144	100.0%		100.0%
Woodlake Trails	MH	San Antonio	TX	316	—	72.2%	(1)	70.9%	(1)
Texas Total				6,922	1,752	92.9%		93.2%

SOUTHEAST
Florida
Arbor Terrace RV Park (2)	RV	Bradenton	FL	205	156	100.0%		100.0%
Ariana Village	MH	Lakeland	FL	207	—	97.1%		96.1%
Bahia Vista Estates	MH	Sarasota	FL	251	—	99.2%		98.8%
Baker Acres RV Resort (2)	RV	Zephyrhills	FL	278	74	100.0%		100.0%
Big Tree RV Resort (2)	RV	Arcadia	FL	367	44	100.0%		100.0%
Blue Heron Pines	MH	Punta Gorda	FL	408	—	96.3%	(1)	96.1%	(1)
Blue Jay	MH	Dade City	FL	206	—	98.5%		99.5%
Blue Jay RV Resort (2)	RV	Dade City	FL	34	21	100.0%		100.0%
Blueberry Hill (2)	RV	Bushnell	FL	275	130	100.0%		100.0%
Brentwood Estates	MH	Hudson	FL	191	—	97.9%		96.9%
Buttonwood Bay	MH	Sebring	FL	407	—	99.8%		99.8%
Buttonwood Bay RV Resort (2)	RV	Sebring	FL	365	167	100.0%		100.0%
Candlelight Manor	MH	South Daytona	FL	128	—	94.5%		90.6%
Carriage Cove	MH	Sanford	FL	467	—	99.1%		98.5%	(1)
Central Park	MH	Haines City	FL	108	—	92.6%		90.9%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/18	Transient RV Sites as of 12/31/18	Occupancy as of 12/31/18	Occupancy as of 12/31/17
Central Park RV Resort (2)	RV	Haines City	FL	189	180	100.0%	100.0%
Citrus Hill RV Resort (2)	RV	Dade City	FL	143	39	100.0%	100.0%
Club Naples (2)	RV	Naples	FL	220	84	100.0%	100.0%
Club Wildwood	MH	Hudson	FL	478	—	98.5%	98.7%
Colony in the Wood	MH	Port Orange	FL	383	—	97.7%	95.0%
Compass RV Resort (2)	RV	St. Augustine	FL	—	175	N/A	N/A
Country Squire	MH	Paisley	FL	97	—	90.7%	90.7%
Country Squire RV Resort (2)	RV	Paisley	FL	20	5	100.0%	100.0%
Cypress Greens	MH	Lake Alfred	FL	259	—	96.5%	95.4%
Daytona Beach RV Resort (2)	RV	Port Orange	FL	134	98	100.0%	100.0%
Deerwood	MH	Orlando	FL	569	—	98.9%	98.1%
Dunedin RV Resort (2)	RV	Dunedin	FL	190	49	100.0%	100.0%
Ellenton Gardens RV Resort (2)	RV	Ellenton	FL	147	47	100.0%	100.0%
Emerald Coast	MH	Panama City Beach	FL	42	—	88.1%	100.0%
Emerald Coast RV Resort (2)	RV	Panama City Beach	FL	5	154	100.0%	100.0%
Fairfield Village	MH	Ocala	FL	293	—	98.3%	97.6%
Forest View	MH	Homosassa	FL	300	—	97.0%	96.7%
Glen Haven	MH	Zephyrhills	FL	52	—	100.0%	100.0%
Glen Haven RV Resort (2)	RV	Zephyrhills	FL	158	60	100.0%	100.0%
Gold Coaster	MH	Homestead	FL	532	—	94.9%	98.2%
Gold Coaster RV Resort (2)	RV	Homestead	FL	8	5	100.0%	100.0%
Grand Bay	MH	Dunedin	FL	135	—	98.5%	96.3%
Grand Lakes RV Resort (2)	RV	Citra	FL	305	99	100.0%	100.0%
Grove Ridge RV Resort (2)	RV	Dade City	FL	159	87	100.0%	100.0%
Groves RV Resort (2)	RV	Ft. Myers	FL	223	46	100.0%	100.0%
Gulfstream Harbor	MH	Orlando	FL	974	—	97.5%	95.3%
Hidden River RV Resort (2)	RV	Riverview	FL	195	118	100.0%	100.0%
Holly Forest Estates	MH	Holly Hill	FL	402	—	100.0%	99.8%
Homosassa River RV Resort (2)	RV	Homosassa Springs	FL	95	128	100.0%	100.0%
Horseshoe Cove RV Resort (2)	RV	Bradenton	FL	344	132	100.0%	100.0%
Indian Creek Park	MH	Ft. Myers Beach	FL	353	—	100.0%	99.7%
Indian Creek RV Park (2)	RV	Ft. Myers Beach	FL	973	104	100.0%	100.0%
Island Lakes	MH	Merritt Island	FL	301	—	99.7%	100.0%
King’s Lake	MH	DeBary	FL	245	—	100.0%	100.0%
King’s Pointe	MH	Lake Alfred	FL	226	—	99.6%	100.0%
Kings Manor	MH	Lakeland	FL	239	—	92.5%	82.9%
Kissimmee Gardens	MH	Kissimmee	FL	239	—	99.6%	99.2%
Kissimmee South	MH	Davenport	FL	142	—	90.1%	90.9%
Kissimmee South RV Resort (2)	RV	Davenport	FL	102	98	100.0%	100.0%
La Costa Village	MH	Port Orange	FL	658	—	99.8%	99.7%
Lake Josephine RV Resort (2)	RV	Sebring	FL	112	66	100.0%	100.0%
Lake Juliana Landings	MH	Auburndale	FL	274	—	98.2%	97.5%
Lake Pointe Village	MH	Mulberry	FL	362	—	99.2%	99.2%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/18	Transient RV Sites as of 12/31/18	Occupancy as of 12/31/18		Occupancy as of 12/31/17
Lake San Marino RV Park (2)	RV	Naples	FL	253	154	100.0%		100.0%
Lakeland RV Resort (2)	RV	Lakeland	FL	190	41	100.0%		100.0%
Lakeshore Landings	MH	Orlando	FL	306	—	99.3%		100.0%
Lakeshore Villas	MH	Tampa	FL	280	—	98.6%		97.5%
Lamplighter	MH	Port Orange	FL	260	—	96.5%		97.3%
Majestic Oaks RV Resort (2)	RV	Zephyrhills	FL	208	45	100.0%		100.0%
Marco Naples RV Resort (2)	RV	Naples	FL	210	82	100.0%		100.0%
Meadowbrook Village	MH	Tampa	FL	257	—	100.0%		99.2%
Mill Creek	MH	Kissimmee	FL	32	—	96.9%		100.0%
Mill Creek RV Resort (2)	RV	Kissimmee	FL	102	54	100.0%		100.0%
Naples RV Resort (2)	RV	Naples	FL	106	61	100.0%		100.0%
New Ranch	MH	Clearwater	FL	94	—	97.9%		97.9%
North Lake Estates (2)	RV	Moore Haven	FL	204	68	100.0%		100.0%
Oakview Estates	MH	Arcadia	FL	119	—	99.2%		99.2%
Ocean Breeze	MH	Marathon	FL	—	—	—%		—%	(4)
Ocean Breeze RV Resort	RV	Marathon	FL	—	—	—%		—%	(4)
Ocean Breeze Jensen Beach	MH	Jensen Beach	FL	236	—	64.0%	(1)	63.1%	(1)
Ocean Breeze Jensen Beach RV Resort (2)	RV	Jensen Beach	FL	42	211	100.0%		100.0%
Orange City	MH	Orange City	FL	4	—	100.0%		100.0%
Orange City RV Resort (2)	RV	Orange City	FL	315	206	100.0%		100.0%
Orange Tree Village	MH	Orange City	FL	246	—	99.6%		100.0%
Paddock Park South	MH	Ocala	FL	188		78.7%		76.1%
Palm Key Village	MH	Davenport	FL	204	—	99.5%		100.0%
Palm Village	MH	Bradenton	FL	146	—	97.9%		98.0%
Park Place	MH	Sebastian	FL	475	—	94.7%		93.3%
Park Royale	MH	Pinellas Park	FL	309	—	99.7%		99.7%
Pecan Park RV Resort (2)	RV	Jacksonville	FL	—	183	N/A		N/A
Pelican Bay	MH	Micco	FL	216	—	99.5%		92.6%
Pelican RV Resort & Marina (2)	RV	Marathon	FL	75	11	100.0%		100.0%
Plantation Landings	MH	Haines City	FL	394	—	99.2%		99.2%
Pleasant Lake RV Resort (2)	RV	Bradenton	FL	280	61	100.0%		100.0%
Rainbow	MH	Frostproof	FL	37	—	100.0%		100.0%
Rainbow RV Resort (2)	RV	Frostproof	FL	376	86	100.0%		100.0%
Rainbow Village of Largo (2)	RV	Largo	FL	257	52	100.0%		100.0%
Rainbow Village of Zephyrhills (2)	RV	Zephyrhills	FL	336	46	100.0%		100.0%
Red Oaks	MH	Bushnell	FL	103	—	92.2%		92.2%
Red Oaks RV Resort (2)	RV	Bushnell	FL	485	432	100.0%		100.0%
Regency Heights	MH	Clearwater	FL	391	—	97.4%		95.4%
Riptide RV Resort & Marina (2)	RV	Key Largo	FL	23	17	100.0%		100.0%
Riverside Club	MH	Ruskin	FL	728	—	82.6%		78.7%
Rock Crusher Canyon RV Resort (2)	RV	Crystal River	FL	153	242	100.0%		100.0%
Royal Country	MH	Miami	FL	864	—	99.8%		99.9%
Royal Palm Village	MH	Haines City	FL	395	—	86.1%		82.3%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/18	Transient RV Sites as of 12/31/18	Occupancy as of 12/31/18		Occupancy as of 12/31/17
Saddle Oak Club	MH	Ocala	FL	376	—	99.5%		99.5%
San Pedro Marina	MH	Islamorada	FL	—	—	—%		—%	(4)
San Pedro RV Resort & Marina	RV	Islamorada	FL	—	—	—%		—%	(4)
Saralake Estates	MH	Sarasota	FL	202	—	100.0%		100.0%
Savanna Club	MH	Port St Lucie	FL	1,069	—	98.0%		97.6%	(1)
Sea Breeze	MH	Islamorada	FL	—	—	—%		—%	(4)
Sea Breeze RV Resort	RV	Islamorada	FL	—	—	—%		—%	(4)
Serendipity	MH	North Fort Myers	FL	338	—	97.0%		98.5%
Settler’s Rest RV Resort (2)	RV	Zephyrhills	FL	310	68	100.0%		100.0%
Shadow Wood Village	MH	Hudson	FL	157	—	99.4%		99.4%
Shady Road Villas	MH	Ocala	FL	130	—	61.5%		62.3%
Shell Creek Marina	MH	Punta Gorda	FL	54	—	100.0%		100.0%
Shell Creek RV Resort & Marina (2)	RV	Punta Gorda	FL	139	46	100.0%		100.0%
Siesta Bay RV Park (2)	RV	Ft. Myers	FL	734	63	100.0%		100.0%
Southern Charm	MH	Zephyrhills	FL	1	—	100.0%		100.0%
Southern Charm RV Resort (2)	RV	Zephyrhills	FL	401	95	100.0%		100.0%
Southern Pines	MH	Bradenton	FL	107	—	96.3%		95.3%
Southport Springs Golf & Country Club	MH	Zephyrhills	FL	547	—	98.9%		98.4%	(1)
Spanish Main	MH	Thonotosassa	FL	56	—	91.1%		91.1%
Spanish Main RV Resort (2)	RV	Thonotosassa	FL	202	74	100.0%		100.0%
Stonebrook	MH	Homosassa	FL	215	—	92.1%		90.7%
Sun N Fun RV Resort (2)	RV	Sarasota	FL	957	562	100.0%		100.0%
Suncoast Gateway	MH	Port Richey	FL	173	—	98.8%		98.3%
Sundance	MH	Zephyrhills	FL	332	—	99.7%		100.0%
Sunlake Estates	MH	Grand Island	FL	408	—	94.6%		93.4%
Sunset Harbor at Cow Key Marina	MH	Key West	FL	77	—	98.7%		97.4%
Sweetwater RV Resort (2)	RV	Zephyrhills	FL	212	79	100.0%		100.0%
Tallowwood Isle	MH	Coconut Creek	FL	273	—	95.2%		95.6%
Tampa East	MH	Dover	FL	31	—	96.8%		100.0%
Tampa East RV Resort (2)	RV	Dover	FL	324	345	100.0%		100.0%
The Hamptons Golf & Country Club	MH	Auburndale	FL	829	—	98.4%		98.8%
The Hideaway	MH	Key West	FL	13	—	92.3%		84.6%
The Hills	MH	Apopka	FL	97	—	99.0%		95.0%
The Ridge	MH	Davenport	FL	481	—	99.2%		98.3%
The Valley	MH	Apopka	FL	148	—	100.0%		99.3%
Three Lakes (2)	RV	Hudson	FL	226	81	100.0%		100.0%
Vista Del Lago	MH	Bradenton	FL	136	—	96.3%		95.6%
Vista Del Lago RV Resort (2)	RV	Bradenton	FL	27	13	100.0%		100.0%
Vizcaya Lakes	MH	Port Charlotte	FL	113	—	86.7%		79.7%
Walden Woods	MH	Homosassa	FL	213	—	100.0%		100.0%
Walden Woods II	MH	Homosassa	FL	213	—	99.1%		98.6%
Water Oak Country Club Estates	MH	Lady Lake	FL	1,317	—	89.5%	(1)	95.3%	(1)
Waters Edge RV Resort (2)	RV	Zephyrhills	FL	144	73	100.0%		100.0%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/18	Transient RV Sites as of 12/31/18	Occupancy as of 12/31/18	Occupancy as of 12/31/17
Westside Ridge	MH	Auburndale	FL	219	—	99.1%	99.1%
Windmill Village	MH	Davenport	FL	509	—	98.8%	99.2%
Woodlands at Church Lake	MH	Groveland	FL	291	—	73.9%	70.5%
Florida Total				37,874	5,917	97.3%	97.1%

SOUTHWEST
California
49’er Village RV Resort (2)	RV	Plymouth	CA	32	293	100.0%	100.0%
Alta Laguna	MH	Rancho Cucamonga	CA	295	—	99.7%	100.0%
Caliente Sands	MH	Cathedral City	CA	118	—	99.2%	97.5%
Cava Robles RV Resort (2)	RV	Paso Robles	CA	—	331	N/A	N/A
Friendly Village of La Habra	MH	La Habra	CA	330	—	99.7%	100.0%
Friendly Village of Modesto	MH	Modesto	CA	289	—	97.2%	94.5%
Friendly Village of Simi	MH	Simi Valley	CA	222	—	100.0%	100.0%
Friendly Village of West Covina	MH	West Covina	CA	157	—	99.4%	99.4%
Heritage	MH	Temecula	CA	196	—	100.0%	100.0%
Indian Wells RV Resort (2)	RV	Indio	CA	147	169	100.0%	100.0%
Jellystone Park™ at Tower Park (2)	RV	Lodi	CA	—	359	N/A	N/A
Lakefront	MH	Lakeside	CA	295	—	99.7%	100.0%
Lazy J Ranch	MH	Arcata	CA	220	—	99.1%	100.0%
Lemon Wood	MH	Ventura	CA	231	—	100.0%	100.0%
Napa Valley	MH	Napa	CA	257	—	100.0%	100.0%
Oak Creek	MH	Coarsegold	CA	198	—	97.0%	95.0%
Ocean West	MH	McKinleyville	CA	130	—	97.7%	100.0%
Palos Verdes Shores MH & Golf Community	MH	San Pedro	CA	242	—	100.0%	100.0%
Pembroke Downs	MH	Chino	CA	163	—	100.0%	100.0%
Pismo Dunes RV Resort	RV	Pismo Beach	CA	331	—	100.0%	100.0%
Rancho Alipaz	MH	San Juan Capistrano	CA	132	—	99.2%	100.0%
Rancho Caballero	MH	Riverside	CA	303	—	99.7%	99.7%
Royal Palms	MH	Cathedral City	CA	439	—	99.6%	96.8%
Royal Palms RV Resort	RV	Cathedral City	CA	38	—	100.0%	100.0%
The Colony	MH	Oxnard	CA	150	—	100.0%	100.0%
The Sands RV & Golf Resort (2)	RV	Desert Hot Springs	CA	234	280	100.0%	N/A
Vallecito	MH	Newbury Park	CA	303	—	100.0%	100.0%
Victor Villa	MH	Victorville	CA	287	—	99.0%	97.2%
Vines RV Resort (2)	RV	Paso Robles	CA	—	130	N/A	N/A
Vista Del Lago	MH	Scotts Valley	CA	202	—	100.0%	100.0%
Wine Country RV Resort (2)	RV	Paso Robles	CA	—	203	N/A	N/A
California Total				5,941	1,765	99.3%	99.1%

Arizona
Blue Star / Lost Dutchman	MH	Apache Junction	AZ	169	—	95.9%	93.5%
Blue Star / Lost Dutchman RV Resort (2)	RV	Apache Junction	AZ	88	118	100.0%	100.0%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/18	Transient RV Sites as of 12/31/18	Occupancy as of 12/31/18		Occupancy as of 12/31/17
Brentwood West	MH	Mesa	AZ	350	—	98.9%		99.1%
Desert Harbor	MH	Apache Junction	AZ	205	—	99.5%		99.0%
Fiesta Village	MH	Mesa	AZ	154	—	83.8%		79.9%
Fiesta Village RV Resort (2)	RV	Mesa	AZ	2	8	100.0%		100.0%
La Casa Blanca	MH	Apache Junction	AZ	198	—	100.0%		100.0%
Leaf Verde RV Resort (2)	RV	Buckeye	AZ	—	376	N/A		N/A
Mountain View	MH	Mesa	AZ	170	—	99.4%		99.4%
Palm Creek Golf	MH	Casa Grande	AZ	505	—	57.0%	(1)	52.1%	(1)
Palm Creek Golf & RV Resort (2)	RV	Casa Grande	AZ	915	921	100.0%		100.0%
Rancho Mirage	MH	Apache Junction	AZ	312	—	100.0%		100.0%
Reserve at Fox Creek	MH	Bullhead City	AZ	311	—	97.7%		95.2%
Sun Valley	MH	Apache Junction	AZ	268	—	94.0%		91.8%
Verde Plaza	MH	Tucson	AZ	189	—	93.1%		90.0%
Arizona Total				3,836	1,423	92.4%		91.0%

Colorado
Cave Creek	MH	Evans	CO	447	—	98.7%		99.1%
Eagle Crest	MH	Firestone	CO	441	—	99.8%		100.0%
Jellystone Park™ at Larkspur (2)	RV	Larkspur	CO	—	137	N/A		N/A
North Point Estates	MH	Pueblo	CO	108	—	97.2%		99.1%
Skyline	MH	Fort Collins	CO	170	—	100.0%		99.4%
Swan Meadow Village	MH	Dillon	CO	175	—	99.4%		100.0%
The Grove at Alta Ridge	MH	Thornton	CO	409	—	99.5%		99.8%
Timber Ridge	MH	Ft. Collins	CO	585	—	99.7%		99.5%
Colorado Total				2,335	137	99.4%		99.6%

OTHER
Seaport RV Resort (2)	RV	Old Mystic	CT	44	105	100.0%		100.0%
High Point Park	MH	Frederica	DE	409	—	96.3%		96.6%
Sea Air Village	MH	Rehoboth Beach	DE	373	—	100.0%		98.4%
Sea Air Village RV Resort (2)	RV	Rehoboth Beach	DE	120	14	100.0%		100.0%
Countryside Village of Atlanta	MH	Lawrenceville	GA	261	—	87.4%	(1)	65.0%	(1)
Countryside Village of Gwinnett	MH	Buford	GA	331	—	98.2%		99.1%
Countryside Village of Lake Lanier	MH	Buford	GA	548	—	99.5%		98.7%
Autumn Ridge	MH	Ankeny	IA	413	—	96.6%		97.1%
Candlelight Village	MH	Sauk Village	IL	309	—	93.2%		97.1%
Maple Brook	MH	Matteson	IL	441	—	99.5%		99.6%
Oak Ridge	MH	Manteno	IL	426	—	93.2%		93.0%
Sunset Lakes RV Resort (2)	RV	Hillsdale	IL	225	273	100.0%		100.0%
Wildwood Community	MH	Sandwich	IL	476	—	99.2%		99.4%
Campers Haven RV Resort (2)	RV	Dennisport	MA	230	43	100.0%		100.0%
Peter’s Pond RV Resort (2)	RV	Sandwich	MA	329	77	100.0%		100.0%
Castaways RV Resort & Campground (2)	RV	Berlin	MD	1	392	100.0%		100.0%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/18	Transient RV Sites as of 12/31/18	Occupancy as of 12/31/18		Occupancy as of 12/31/17
Fort Whaley RV Resort & Campground (2)	RV	Whaleyville	MD	—	179	N/A		N/A
Frontier Town RV Resort & Campground (2)	RV	Berlin	MD	—	584	N/A		N/A
Jellystone Park™ at Maryland (2)	RV	Williamsport	MD	—	226	N/A		N/A
Maplewood Manor	MH	Brunswick	ME	296	—	99.7%		99.3%
Merrymeeting	MH	Brunswick	ME	43	—	93.0%		100.0%
Saco / Old Orchard Beach KOA (2)	RV	Saco	ME	—	196	N/A		N/A
Town & Country Village	MH	Lisbon	ME	144	—	95.8%		99.3%
Wagon Wheel RV Resort & Campground (2)	RV	Old Orchard Beach	ME	231	55	100.0%		100.0%
Wild Acres RV Resort & Campground (2)	RV	Old Orchard Beach	ME	309	321	100.0%		100.0%
Southern Hills / Northridge Place	MH	Stewartville	MN	475	—	98.1%	(1)	92.8%	(1)
Pin Oak Parc	MH	O’Fallon	MO	502	—	98.0%		96.6%
Southfork	MH	Belton	MO	474	—	68.6%		65.0%
Countryside Village	MH	Great Falls	MT	226	—	97.3%		98.7%
Fort Tatham RV Resort & Campground (2)	RV	Sylva	NC	56	34	100.0%		100.0%
Glen Laurel	MH	Concord	NC	260	—	99.2%		98.5%
Meadowbrook	MH	Charlotte	NC	321	—	99.7%		100.0%
Mi-Te-Jo Campground (2)	RV	Milton	NH	106	118	100.0%		N/A
Westward Shores Cottages & RV Resort (2)	RV	West Ossipee	NH	322	136	100.0%		N/A
Big Timber Lake RV Camping Resort (2)	RV	Cape May Court House	NJ	322	206	100.0%		100.0%
Cape May Crossing	MH	Cape May	NJ	28	—	100.0%		100.0%
Cape May KOA (2)	RV	Cape May	NJ	367	262	100.0%		100.0%
Driftwood RV Resort & Campground (2)	RV	Clermont	NJ	621	86	100.0%		100.0%
Long Beach RV Resort & Campground (2)	RV	Barnegat	NJ	167	47	100.0%		100.0%
Seashore Campsites & RV Resort (2)	RV	Cape May	NJ	433	243	100.0%		100.0%
Shady Pines	MH	Galloway Township	NJ	39	—	100.0%		97.5%
Shady Pines RV Resort (2)	RV	Galloway Township	NJ	55	40	100.0%		100.0%
Sun Villa Estates	MH	Reno	NV	324	—	99.7%		99.7%
Adirondack Gateway RV Resort & Campground (2)	RV	Gansevoort	NY	293	47	100.0%		100.0%
Jellystone Park™ at Birchwood Acres	MH	Greenfield Park	NY	1	—	100.0%		100.0%
Jellystone Park™ at Birchwood Acres RV Resort (2)	RV	Greenfield Park	NY	95	209	100.0%		100.0%
Jellystone Park™ at Gardiner (2)	RV	Gardiner	NY	—	320	N/A		N/A
Jellystone Park™ of Western New York (2)	RV	North Java	NY	10	349	100.0%		100.0%
Parkside Village	MH	Cheektowaga	NY	156	—	100.0%		100.0%
Sky Harbor	MH	Cheektowaga	NY	522	—	96.7%		94.8%
The Villas at Calla Pointe	MH	Cheektowaga	NY	116	—	98.3%		100.0%
Forest Meadows	MH	Philomath	OR	75	—	98.7%		100.0%
Oceanside RV Resort & Campground (2)	RV	Coos Bay	OR	—	88	N/A		N/A
Woodland Park Estates	MH	Eugene	OR	398	—	99.7%		100.0%
Countryside Estates	MH	Mckean	PA	304	—	98.0%		98.7%
Jellystone Park™ at Quarryville (2)	RV	Quarryville	PA	—	243	N/A		N/A
Lake in Wood RV Resort (2)	RV	Narvon	PA	278	141	100.0%		100.0%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/18	Transient RV Sites as of 12/31/18	Occupancy as of 12/31/18		Occupancy as of 12/31/17
Pheasant Ridge	MH	Lancaster	PA	553	—	100.0%		99.8%
Lakeside Crossing	MH	Conway	SC	588	—	82.7%	(1)	76.0%	(1)
Bell Crossing	MH	Clarksville	TN	237	—	97.5%		99.2%
Jellystone Park™ at Memphis (2)	RV	Horn Lake	TN	—	155	N/A		N/A
Archview RV Resort & Campground (2)	RV	Moab	UT	—	114	N/A		N/A
Canyonlands RV Resort & Campground (2)	RV	Moab	UT	—	131	N/A		N/A
Moab Valley RV Resort & Campground (2)	RV	Moab	UT	—	131	N/A		N/A
Pony Express RV Resort & Campground (2)	RV	North Salt Lake	UT	—	186	N/A		N/A
Gwynn’s Island RV Resort & Campground (2)	RV	Gwynn	VA	102	27	100.0%		100.0%
Jellystone Park™ at Luray (2)	RV	East Luray	VA	—	255	N/A		N/A
New Point RV Resort (2)	RV	New Point	VA	247	77	100.0%		100.0%
Pine Ridge	MH	Prince George	VA	323	—	82.4%	(1)	90.9%	(1)
Sunset Beach RV Resort (3)	RV	Cape Charles	VA	—	—	N/A		N/A
Thunderhill Estates	MH	Sturgeon Bay	WI	266	—	93.6%		99.1%
Westward Ho RV Resort & Campground (2)	RV	Glenbeulah	WI	226	96	100.0%		100.0%
Other Total				15,847	6,206	96.7%		96.0%

US TOTAL / AVERAGE				105,118	18,445	96.0%		95.6%

CANADA
Arran Lake RV Resort & Campground (2)	RV	Allenford	ON	149	40	100.0%		100.0%
Craigleith RV Resort & Campground (2)	RV	Clarksburg	ON	68	43	100.0%		100.0%
Deer Lake RV Resort & Campground (2)	RV	Huntsville	ON	168	72	100.0%		100.0%
Grand Oaks RV Resort & Campground (2)	RV	Cayuga	ON	230	40	100.0%		100.0%
Gulliver’s Lake RV Resort & Campground	RV	Millgrove	ON	199	—	100.0%		100.0%
Hidden Valley RV Resort & Campground (2)	RV	Normandale	ON	203	42	100.0%		100.0%
Lafontaine RV Resort & Campground (2)	RV	Tiny	ON	187	76	100.0%		100.0%
Lake Avenue RV Resort & Campground (2)	RV	Cherry Valley	ON	115	12	100.0%		100.0%
Pickerel Park RV Resort & Campground (2)	RV	Napanee	ON	148	61	100.0%		100.0%
Sherkston Shores Beach Resort & Campground (2)	RV	Sherkston	ON	1,419	296	100.0%		100.0%
Silver Birches RV Resort & Campground (2)	RV	Lambton Shores	ON	132	30	100.0%		100.0%
Trailside RV Resort & Campground (2)	RV	Seguin	ON	185	52	100.0%		100.0%
Willow Lake RV Resort & Campground (2)	RV	Scotland	ON	365	8	100.0%		100.0%
Willowood RV Resort & Campground (2)	RV	Amherstburg	ON	116	211	100.0%		100.0%
Woodland Lake RV Resort & Campground (2)	RV	Bornholm	ON	161	63	100.0%		100.0%
CANADA TOTAL / AVERAGE				3,845	1,046	100.0%		100.0%

COMPANY TOTAL / AVERAGE				108,963	19,491	96.1%		95.8%

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
(3) We have an ownership interest in Sunset Beach, but do not maintain and operate the property.
(4) Occupancy in these Properties for 12/31/2018 reflects redevelopment following asset impairments resulting from Hurricane Irma in September 2017.

SUN COMMUNITIES, INC.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

None.

SUN COMMUNITIES, INC.

EXECUTIVE OFFICERS OF THE REGISTRANT

The persons listed below are our executive officers.

Name	Age	Title
Gary A. Shiffman	64	Chairman and Chief Executive Officer
John B. McLaren	48	President and Chief Operating Officer
Karen J. Dearing	54	Executive Vice President, Treasurer, Chief Financial Officer and Secretary
Jonathan M. Colman	63	Executive Vice President

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

Jonathan M. Colman has served as an Executive Vice President since March 2003. He joined us in 1994 as Vice President-Acquisitions and became a Senior Vice President in 1995. A certified public accountant, Mr. Colman has over thirty-five years of experience in the manufactured housing community industry. Prior to joining Sun, he was involved in the acquisition, financing and management of over 75 manufactured housing communities for two of the 10 largest manufactured housing community owners, including Uniprop, Inc. during its syndication of over $90.0 million in public limited partnerships in the late 1980s. Mr. Colman is also a Vice President of all of our corporate subsidiaries.

SUN COMMUNITIES, INC.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the NYSE since December 8, 1993, and traded under the symbol “SUI”.

On February 14, 2019, the closing share price of our common stock was $113.68 per share on the NYSE, and there were 238 holders of record for the 86,380,502 outstanding shares of common stock. On February 14, 2019, the Operating Partnership had (i) 2,720,427 common OP units issued and outstanding, not held by us, which were convertible into an equal number of shares of our common stock, (ii) 1,283,819 Aspen preferred OP units issued and outstanding which were exchangeable for 435,222 shares of our common stock, (iii) 328,991 Series A-1 preferred OP units issued and outstanding which were exchangeable for 802,417 shares of our common stock, (iv) 40,268 Series A-3 preferred OP units issued and outstanding which were exchangeable for 74,917 shares of our common stock, (v) 410,364 Series A-4 preferred OP units issued and outstanding, not held by us, which were exchangeable for 182,384 shares of our common stock, (vi) 314,438 Series C preferred OP units issued and outstanding which were exchangeable for 349,026 shares of our common stock, and (vii) 488,958 Series D preferred OP units issued and outstanding which were exchangeable for 391,166 shares of our common stock.

We have historically paid regular quarterly distributions to holders of our common stock and common OP units. In addition, we are obligated to make distributions to holders of shares of Series A-4 preferred stock, Aspen preferred OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series A-4 preferred OP units, Series C preferred OP units and Series D preferred OP units. See “Structure of the Company” under Part I, Item 1 of this Annual Report on Form 10-K. Our ability to make distributions on our common and preferred stock and OP units, payments on our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. The decision to declare and pay distributions on shares of our common stock and common OP units in the future, as well as the timing, amount, and composition of any such future distributions, will be at the sole discretion of our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions, general overall economic conditions, and other factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table reflects information about the securities authorized for issuance under our equity compensation plans as of December 31, 2018:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	3,000	$33.45	1,136,194
Equity compensation plans not approved by stockholders	—	—	—
Total	3,000	$—	1,136,194

Issuer Purchases of Equity Securities

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock. We have 400,000 common shares remaining in the repurchase program. No common shares were repurchased under this program during 2018 or 2017. There is no expiration date specified for the repurchase program.

Recent Sales of Unregistered Securities

From time to time, we may issue shares of common stock in exchange for OP units that may be tendered to the Operating Partnership for redemption in accordance with the terms and provisions of the limited partnership agreement of the Operating Partnership.

SUN COMMUNITIES, INC.

Such shares are issued based on the exchange ratios and formulas described in “Structure of the Company” under Part I, Item 1 of this Annual Report on Form 10-K. Below is the activity of conversions during 2018, 2017, and 2016:

		Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
Series	Conversion Rate	Units / Shares	Common Stock	Units / Shares	Common Stock	Units/Shares	Common Stock
Common OP unit	1	20,608	20,608	36,055	36,055	104,106	104,106
Series A-1 preferred OP unit	2.439	13,430	32,752	21,919	53,456	20,691	50,458
Series A-4 preferred OP unit	0.4444	13,765	6,116	10,000	4,440	120,906	53,733
Series A-4 preferred stock	0.4444	22,576	10,033	158,036	70,238	385,242	171,218
Series C preferred OP unit	1.11	1,919	2,130	16,806	18,651	7,043	7,815

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

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of a broad market index composed of all issuers listed on the NYSE and an industry index comprised of fourteen publicly traded REITs, for the five year period ending on December 31, 2018. This line graph assumes a $100 investment on December 31, 2013, a reinvestment of distributions and actual increase of the market value of our common stock relative to an initial investment of $100. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Peer Group

We utilize peer group data for quantitative benchmarking against external market participants. We select our peer group based on a number of quantitative and qualitative factors including, but not limited to, revenues, total assets, market capitalization, industry, sub-industry, location, total shareholder return history, executive compensation components, and peer decisions made by other companies. From time to time, we update our peer group based on analysis of the aforementioned factors and application of judgment. During 2018, we updated our peer group, as shown in the “SUI New Peer Group” caption in the table below.

SUN COMMUNITIES, INC.

Sun Communities, Inc.

Total Return Performance
Sun Communities, Inc.
SNL U.S. REIT Residential Index
NYSE Composite Index
New Peer Group
Old Peer Group
Index Value
300
250
200
150
100
50
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Sun Communities, Inc.	$100.00	$149.16	$175.79	$203.42	$254.12	$286.81
SNL U.S. REIT Residential Index	$100.00	$136.85	$159.22	$167.16	$181.83	$184.77
NYSE Composite Index	$100.00	$106.75	$102.38	$114.61	$136.07	$123.89
SUI New Peer Group (1)	$100.00	$138.90	$159.06	$163.79	$167.48	$163.60
SUI Old Peer Group (2)	$100.00	$137.53	$158.50	$167.15	$174.93	$175.02

(1) SUI new peer group includes: American Campus Communities, Inc., Apartment Investment and Management Company, AvalonBay Communities, Inc., Brandywine Realty Trust, Camden Property Trust, CubeSmart, Equity Lifestyles Properties, Inc., Essex Property Trust, Inc., Mid-America Apartment Communities, Inc., Macerich Company, Kimco Realty Corp., UDR, Inc., Federal Realty Investment Trust, and Weingarten Realty Investors.
(2) SUI old peer group included: American Campus Communities, Inc., Apartment Investment and Management Company, AvalonBay Communities, Inc., Brandywine Realty Trust, Camden Property Trust, CubeSmart, Equity Lifestyles Properties, Inc., Essex Property Trust, Inc., Mid-America Apartment Communities, Inc., Tanger Factory Outlet Centers, Inc., Taubman Centers, Inc., UDR, Inc., and Weingarten Realty Investors.

The information included under the heading “Performance Graph” is not to be treated as “soliciting material” or as “filed” with the SEC, and is not incorporated by reference into any filing by the Company under the Securities Act or the Exchange Act that is made on, before or after the date of filing of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial information on a historical basis. The historical financial data has been derived from our historical financial statements. The following information should be read in conjunction with the information included

SUN COMMUNITIES, INC.

in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and the Notes thereto. In addition to the results presented in accordance with GAAP below, we have provided net operating income (“NOI”) and funds from operations (“FFO”) as supplemental performance measures. Refer to Non-GAAP Financial Measures in Item 7 below for additional information.

	Year Ended December 31,
	2018	2017 (1)	2016 (1)	2015 (1)	2014 (1)
	(In thousands, except for share related data)
FINANCIAL INFORMATION
Total revenues	$1,126,825	$982,570	$833,778	$674,731	$484,259
Net income	$120,158	$81,819	$31,471	$170,473	$33,196
Net income attributable to Sun Communities, Inc. common stockholders	$105,493	$65,021	$17,369	$137,325	$22,376
Earnings per share - basic	$1.29	$0.85	$0.27	$2.53	$0.54
Earnings per share - diluted	$1.29	$0.85	$0.26	$2.52	$0.54

Cash distributions declared per common share	$2.84	$2.68	$2.60	$2.60	$2.60

FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities	$385,615	$320,119	$225,653	$192,128	$134,549
Core FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities	$394,369	$337,384	$266,131	$210,559	$148,356
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per share - fully diluted	$4.48	$3.95	$3.22	$3.31	$3.06
Core FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per share - fully diluted	$4.58	$4.17	$3.79	$3.63	$3.37

BALANCE SHEETS
Total assets	$6,710,026	$6,111,957	$5,870,776	$4,181,799	$2,925,546
Total debt	$3,124,303	$3,079,238	$3,110,042	$2,336,297	$1,819,941
Total liabilities	$3,479,112	$3,405,204	$3,441,605	$2,562,421	$1,997,540

(1) Financial information has been revised to reflect certain reclassifications in prior periods to conform to current period presentation.

SUN COMMUNITIES, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and accompanying footnotes thereto included in this Annual Report on Form 10-K. In addition to the results presented in accordance with GAAP below, we have provided NOI and FFO as supplemental performance measures. Refer to Non-GAAP Financial Measures in this Item 7 for additional information.

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. As of December 31, 2018, we owned and operated, or had an interest in, a portfolio of 371 properties located throughout the United States and Ontario, Canada, including 230 MH communities, 110 RV communities, and 31 properties containing both MH and RV sites. We have been in the business of acquiring, operating, developing, and expanding MH and RV communities since 1975. We lease individual sites with utility access for placement of manufactured homes and RVs to our customers. We are also engaged through SHS in the marketing, selling, and leasing of new and pre-owned homes to current and future residents in our communities. The operations of SHS support and enhance our occupancy levels, property performance, and cash flows.

EXECUTIVE SUMMARY

2018 Accomplishments:

•	Total revenues for 2018 increased 14.7 percent to $1.1 billion.

•	Core FFO for 2018 was $4.58 per diluted share and OP unit, an increase of 9.8 percent over 2017.

•	Achieved Same Community NOI growth of 6.7 percent.

•	Gained 2,600 revenue producing sites.

•	Reached Same Community occupancy of 98.0 percent, excluding approximately 2,100 recently completed, but vacant expansion sites.

•	Sold 3,629 homes, an increase of 10.6 percent over 2017.

•	Brokered homes sales increased by 7.0 percent to 2,147 in 2018 as compared to 2,006 in 2017.

•
Achieved 1-year, 3-year and 5-year total shareholder return of 14.2 percent, 66.9 percent and 191.3 percent, respectively, outperforming the MSCI US REIT, Russell 1000, U.S. REIT Residential, and S&P 500 indexes.

•	Delivered approximately 1,300 expansion sites in 13 communities.

•	Acquired 20 communities for total consideration of $349.1 million.

•	Entered into a strategic investment with Ingenia Communities Group (“Ingenia”) along with a development joint venture.

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

	Year Ended December 31,
Portfolio Information:	2018	2017	2016
Occupancy % - Total Portfolio - MH and RV blended (1)	96.1%	95.8%	96.2%
Occupancy % - Same Community - MH and RV blended (1)(2)(3)	98.0%	97.3%	96.6%
Core FFO	$4.58	$4.17	$3.79
NOI - Total Portfolio (in thousands)	$533,321	$479,662	$403,337
NOI - Same Community (in thousands)	$512,357	$382,210	$332,919
Homes Sold	3,629	3,282	3,172
Number of Occupied Rental Homes	10,994	11,074	10,733
(1)  Occupancy percent includes annual RV sites, and excludes transient RV sites.
(2) Occupancy percent excludes recently completed but vacant expansion sites.
(3) Same community is based on the as reported year end same community count for each respective year.

SUN COMMUNITIES, INC.

Acquisition Activity:

During the past three years, we have completed acquisitions of over 130 properties with over 36,000 sites located in high growth areas and retirement and vacation destinations such as California, Florida, Arizona, and Utah along with Eastern coastal areas and Ontario, Canada.

During 2018, we acquired 20 communities, as detailed in the table below:

Property/Portfolio	State	Type	Total Consideration (in thousands)	Number of sites	Expansion Sites
Leaf Verde RV Resort	Arizona	RV	$11,647	376	—
Archview RV Resort & Campground	Utah	RV	14,550	114	50
Petoskey KOA RV Resort	Michigan	RV	9,000	210	—
The Sands RV & Golf Resort	California	RV	14,250	507	—
Sun NG RV Resorts LLC (1)(2)	Various	RV	241,878	2,700	940
Silver Creek RV Resort	Michigan	RV	7,250	264	176
Highway West (1)	Utah and Oregon	RV	36,500	536	—
Compass RV Resort	Florida	RV	14,000	175	—
Total			$349,075	4,882	1,166
(1) Highway West and Sun NG RV Resorts LLC are comprised of 4 RV and 10 RV resorts, respectively.
(2) Refer to Note 8, “Consolidated Variable Interest Entities,” Note 9, “Debt and Lines of Credit,” and Note 10, “Equity and Mezzanine Securities” in our accompanying Consolidated Financial Statements for additional information.

In 2018, we acquired the following land for expansion / development:

Name	Location	Type	Expansion / Development Sites	Cost (millions)	Month Acquired
Ocean West	McKinleyville, CA	MH	26	$0.2	December
Water Oak Country Club Estates	Lady Lake, FL	MH	296	$1.9	November
Oak Crest	Austin, TX	MH	220	$4.2	October
Pecan Park RV Resort	Jacksonville, FL	RV	158	$1.3	September
Smith Creek Crossing	Granby, CO	MH	310	$0.9	September
Apple Carr	Egelston, MI	MH	121	$0.2	May
River Run Ranch	Granby, CO	MH / RV	1,144	$5.3	May
		Total	2,275	$14.0

Expansion Activity:

We have been focused on expansion opportunities adjacent to our existing communities, and we have developed over 3,500 sites within the past three years. We have expanded approximately 1,300 sites at 13 communities in 2018. The total cost to construct the sites was $56.7 million. We continue to expand our Properties utilizing our inventory of owned and entitled land (approximately 11,300 sites available for development) and expect to construct over 1,600 additional expansion sites in 2019.

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

The following table identifies our markets by total sites:

	December 31, 2018			December 31, 2017
Major Market	Number of Properties	Total Sites	% of Total Sites	Number of Properties	Total Sites	% of Total Sites
Florida	124	43,791	34.1%	123	43,328	35.5%
Michigan	70	27,080	21.1%	68	26,137	21.4%
Texas	23	8,674	6.8%	21	7,974	6.5%
California	30	7,706	6.0%	27	6,498	5.3%
Arizona	12	5,259	4.1%	11	4,882	4.0%
Ontario, Canada	15	4,891	3.8%	15	4,882	4.0%
Indiana	11	3,608	2.8%	11	3,420	2.8%
Ohio	9	2,920	2.3%	9	2,904	2.4%
New Jersey	7	2,916	2.3%	7	2,917	2.4%
Colorado	8	2,472	1.9%	8	2,481	2.0%
Illinois	5	2,150	1.6%	5	2,150	1.8%
New York	7	2,118	1.6%	6	1,757	1.4%
Maine	6	1,595	1.2%	6	1,595	1.3%
Pennsylvania	4	1,519	1.2%	3	1,277	1.1%
Maryland	4	1,382	1.1%	3	1,156	1.0%
Georgia	3	1,140	0.9%	3	1,139	0.9%
Virginia	5	1,031	0.8%	4	718	0.6%
Missouri	2	976	0.8%	2	976	0.8%
Delaware	2	916	0.7%	2	916	0.8%
New Hampshire	2	682	0.5%	—	—	—%
Massachusetts	2	679	0.5%	2	680	0.6%
North Carolina	3	671	0.5%	3	672	0.6%
South Carolina	1	588	0.5%	1	588	0.5%
Wisconsin	2	588	0.5%	2	548	0.4%
Utah	4	562	0.4%	—	—	—%
Oregon	3	561	0.4%	2	473	0.4%
Minnesota	1	475	0.4%	1	475	0.4%
Iowa	1	413	0.3%	1	413	0.3%
Tennessee	2	392	0.3%	1	237	0.2%
Nevada	1	324	0.3%	1	324	0.3%
Montana	1	226	0.2%	1	226	0.2%
Connecticut	1	149	0.1%	1	149	0.1%
	371	128,454		350	121,892

SUN COMMUNITIES, INC.

NON-GAAP FINANCIAL MEASURES

In addition to the results reported in accordance with GAAP in our “Results of Operations” below, we have provided information regarding NOI and FFO as supplemental performance measures. We believe NOI and FFO are appropriate measures given their wide use by and relevance to investors and analysts following the real estate industry. NOI provides a measure of rental operations and does not factor in depreciation, amortization and non-property specific expenses such as general and administrative expenses. FFO, reflecting the assumption that real estate values rise or fall with market conditions, principally adjusts for the effects of GAAP depreciation/amortization of real estate assets. In addition, NOI and FFO are commonly used in various ratios, pricing multiples/yields and returns and valuation calculations used to measure financial position, performance and value.

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

SUMMARY STATEMENTS OF OPERATIONS

The following tables reconcile the Net income attributable to Sun Communities, Inc. common stockholders to NOI and summarize our consolidated financial results for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	Years Ended
	2018	2017	2016
Net income attributable to Sun Communities, Inc. common stockholders	$105,493	$65,021	$17,369
Other revenues	(27,057)	(24,874)	(21,150)
Home selling expenses	15,722	12,457	9,744
General and administrative	81,438	74,232	63,662
Transaction costs	472	9,801	31,914
Catastrophic weather related charges, net	92	8,352	1,172
Depreciation and amortization	287,262	261,536	221,770
Loss on extinguishment of debt	2,657	6,019	1,127
Interest expense	132,783	130,242	122,315
Remeasurement of marketable securities	3,639	—	—
Other expense / (income), net	6,453	(8,982)	4,676
Current tax expense	595	446	683
Deferred tax benefit	(507)	(582)	(400)
Income from nonconsolidated affiliates	(646)	—	(500)
Preferred return to preferred OP units	4,486	4,581	5,006
Amounts attributable to noncontrolling interests	8,443	5,055	150
Preferred stock distribution	1,736	7,162	8,946
NOI/Gross Profit	$623,061	$550,466	$466,484

	Years Ended
	2018	2017	2016
Real Property NOI	$533,321	$479,662	$403,337
Rental Program NOI	96,173	92,268	85,019
Home Sales NOI/Gross profit	42,698	32,294	30,087
Ancillary NOI/Gross profit	16,484	10,075	9,641
Site rent from Rental Program (included in Real Property NOI) (1)	(65,615)	(63,833)	(61,600)
NOI/Gross profit	$623,061	$550,466	$466,484

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

SUN COMMUNITIES, INC.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2018 AND 2017

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
Financial Information (in thousands)	2018	2017	Change	% Change
Income from Real Property	$825,973	$742,228	$83,745	11.3%
Property operating expenses:
Payroll and benefits	74,653	67,075	7,578	11.3%
Legal, taxes, and insurance	9,524	7,264	2,260	31.1%
Utilities	93,205	83,550	9,655	11.6%
Supplies and repair	28,594	25,871	2,723	10.5%
Other	30,121	26,518	3,603	13.6%
Real estate taxes	56,555	52,288	4,267	8.2%
Property operating expenses	292,652	262,566	30,086	11.5%
Real Property NOI	$533,321	$479,662	$53,659	11.2%

	As of December 31,
Other Information	2018	2017	Change
Number of properties	371	350	21

MH occupancy	95.0%
RV occupancy	100.0%
MH & RV blended occupancy (1)	96.1%	95.8%	0.3%

Sites available for development	11,258	9,617	1,641

Monthly base rent per site - MH	$554	$533	$21
Monthly base rent per site - RV (2)	$455	$435	$20
Monthly base rent per site - Total	$532	$512	$20
(1)  Overall occupancy percentage includes MH and annual RV sites, and excludes transient RV sites.
(2) Monthly base rent pertains to annual RV sites and excludes transient RV sites.

The $53.7 million increase in Real Property NOI consists of $21.5 million from recently acquired properties and $32.2 million from our Same Community properties as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME COMMUNITY

A key management tool used when evaluating performance and growth of our properties is a comparison of Same Communities. Same Communities consist of properties owned and operated throughout 2018 and 2017. The Same Community data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations. The Same Community data in this Form 10-K includes all properties which we have owned and operated continuously since January 1, 2017.

In order to evaluate the growth of the Same Communities, management has classified certain items differently than our GAAP statements. The reclassification difference between our GAAP statements and our Same Community portfolio is the reclassification of water and sewer revenues from income from real property to utilities. A significant portion of our utility charges are re-billed to our residents. We have reclassified $32.2 million and $30.6 million for the years ended December 31, 2018 and 2017, respectively, to reflect the utility expenses associated with our Same Community portfolio net of recovery.

The following tables reflect certain financial and other information for our Same Communities as of and for the years ended December 31, 2018 and 2017. The amounts in the table below reflect constant currency for comparative purposes. Canadian currency figures included within the year ended December 31, 2017 have been translated at 2018 average exchange rates:

	Year Ended December 31,
Financial Information (in thousands)	2018	2017	Change	% Change
Income from Real Property	$746,360	$703,272	$43,088	6.1%
Property operating expenses:
Payroll and benefits	66,502	65,524	978	1.5%
Legal, taxes, and insurance	9,026	7,152	1,874	26.2%
Utilities	54,949	51,480	3,469	6.7%
Supplies and repair(1)	26,476	25,347	1,129	4.5%
Other	22,952	21,960	992	4.5%
Real estate taxes	54,098	51,695	2,403	4.6%
Property operating expenses	234,003	223,158	10,845	4.9%
Real Property NOI	$512,357	$480,114	$32,243	6.7%

	As of December 31,
Other Information	2018	2017		Change
Number of properties	336	336		—

MH occupancy (2)	97.4%
RV occupancy (2)	100.0%
MH & RV blended occupancy (2)	98.0%	95.8%	(3)	2.2%

Sites available for development	7,348	5,087		2,261

Monthly base rent per site - MH	$554	$533		$21
Monthly base rent per site - RV (4)	$455	$431		$24
Monthly base rent per site - Total	$532	$511		$21

(1) Year ended December 31, 2017 excludes $2.6 million of expenses incurred for recently acquired properties to bring the properties up to Sun’s operating standards. These costs did not meet the Company’s capitalization policy.
(2) The Same Community occupancy percentage for 2018 is derived from 104,059 developed sites, of which 101,988 were occupied. The number of developed sites excludes RV transient sites and approximately 2,100 recently completed but vacant MH expansion sites.
(3) The Same Community occupancy percentage for 2017 has been adjusted to reflect incremental growth period-over-period from filled expansion sites and the conversion of transient RV sites to annual RV sites.
(4) Monthly base rent pertains to annual RV sites and excludes transient RV sites.

The 6.7 percent growth in NOI is primarily due to a 6.1 percent increase in Income from real property. The 6.1 percent increase in Income from real property is primarily due to a 2.2 percent increase in MH & RV blended occupancy and a 4.1 percent increase in total monthly base rent per site. The increase in Income from real property was partially offset by a 4.9 percent increase in Property operating expenses compared to 2017, which was primarily due to higher utilities, real estate taxes, and legal, taxes, and insurance in 2018.

SUN COMMUNITIES, INC.

HOME SALES AND RENTALS

We purchase new homes and acquire pre-owned and repossessed manufactured homes, generally located within our communities, from lenders, dealers, and former residents to lease or sell to current and prospective residents.

The following table reflects certain financial and statistical information for our Home Sales Program for the years ended December 31, 2018 and 2017 (in thousands, except for average selling prices and statistical information):

	Year Ended December 31,
Financial Information	2018	2017	Change	% Change
Revenue:
New home sales	$59,578	$36,915	$22,663	61.4%
Pre-owned home sales	106,453	90,493	15,960	17.6%
Revenue from homes sales	166,031	127,408	38,623	30.3%
Expenses:
New home cost of sales	51,913	31,578	20,335	64.4%
Pre-owned home cost of sales	71,420	63,536	7,884	12.4%
Cost of home sales	123,333	95,114	28,219	29.7%
NOI / Gross profit	$42,698	$32,294	$10,404	32.2%

Gross profit – new homes	$7,665	$5,337	$2,328	43.6%
Gross margin % – new homes	12.9%	14.5%	(1.6)%
Average selling price – new homes	$113,266	$101,975	$11,291	11.1%

Gross profit – pre-owned homes	$35,033	$26,957	$8,076	30.0%
Gross margin % – pre-owned homes	32.9%	29.8%	3.1%
Average selling price – pre-owned homes	$34,306	$30,991	$3,315	10.7%

Statistical Information
New home sales volume	526	362	164	45.3%
Pre-owned home sales volume	3,103	2,920	183	6.3%
Total homes sold	3,629	3,282	347	10.6%

Gross profit for new and pre-owned home sales increased $2.3 million and $8.1 million, respectively, in 2018 as compared to 2017. The increases for both new and pre-owned home sales are primarily the result of higher home sales volumes combined with higher average selling prices in 2018 as compared to 2017.

SUN COMMUNITIES, INC.

The following table reflects certain financial and other information for our Rental Program as of and for the years ended December 31, 2018 and 2017 (in thousands, except for statistical information):

	Year Ended December 31,
Financial Information	2018	2017	Change	% Change
Revenues:
Rental home revenue	$53,657	$50,549	$3,108	6.1%
Site rent from Rental Program (1)	65,615	63,833	1,782	2.8%
Rental Program revenue	119,272	114,382	4,890	4.3%

Expenses:
Commissions	2,291	2,734	(443)	(16.2)%
Repairs and refurbishment	10,312	9,864	448	4.5%
Taxes and insurance	6,364	6,102	262	4.3%
Marketing and other	4,132	3,414	718	21.0%
Rental Program operating and maintenance	23,099	22,114	985	4.5%
Rental Program NOI	$96,173	$92,268	$3,905	4.2%

Other Information
Number of occupied rentals, end of period	10,994	11,074	(80)	(0.7)%
Investment in occupied rental homes, end of period	$530,006	$494,945	$35,061	7.1%
Number of sold rental homes	1,122	1,168	(46)	(3.9)%
Weighted average monthly rental rate, end of period	$949	$901	$48	5.3%

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

Rental Program NOI increased by 4.2 percent compared to 2017. The increase is due to a 4.3 percent increase in Rental Program revenue which is primarily attributable to a 5.3 percent increase in weighted average monthly rental rates.

The 4.5 percent increase in Rental Program operating and maintenance expenses is primarily due to higher Marketing and other expenses, driven by higher utility and bad debt expenses in 2018 as compared to 2017, partially offset by the decrease in commission expenses due to a decrease in the number of sold rental homes in 2018 as compared to 2017.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

The following table summarizes other income and expenses for the years ended December 31, 2018 and 2017 (amounts in thousands):

	Year Ended December 31,
	2018	2017	Change	% Change
Ancillary revenue, net	$16,484	$10,075	$6,409	63.6%
Interest income	$20,853	$21,180	$(327)	(1.5)%
Brokerage commissions and other revenues, net	$6,204	$3,694	$2,510	67.9%
Home selling expenses	$15,722	$12,457	$3,265	26.2%
General and administrative expenses	$81,438	$74,232	$7,206	9.7%
Transaction costs	$472	$9,801	$(9,329)	(95.2)%
Catastrophic weather related charges, net	$92	$8,352	$(8,260)	(98.9)%
Depreciation and amortization	$287,262	$261,536	$25,726	9.8%
Loss on extinguishment of debt	$2,657	$6,019	$(3,362)	(55.9)%
Interest expense	$132,783	$130,242	$2,541	2.0%
Remeasurement of marketable securities	$(3,639)	$—	$(3,639)	N/A
Other (expense) / income, net	$(6,453)	$8,982	$(15,435)	(171.8)%
Income from nonconsolidated affiliates	$646	$—	$646	N/A
Current tax expense	$(595)	$(446)	$(149)	(33.4)%
Deferred tax benefit	$507	$582	$(75)	(12.9)%

Ancillary revenue, net - increased primarily due to RV vacation home rental income as a result of acquisition activities, in addition to an increase in golf course, restaurant, and resort activity net profit during the year ended December 31, 2018 as compared to the same period in 2017.

Brokerage commissions and other revenues, net - increased primarily due to a higher number of broker homes sold during the year ended December 31, 2018 as compared to the same period in 2017, in addition to $1.9 million in business interruption insurance proceeds related to Hurricane Irma.

Home selling expenses - increased as a result of higher commissions due to a higher volume of home sales for the year ended December 31, 2018 as compared to the same period in 2017.

General and administrative expenses - increased primarily due to employee related costs including salaries, incentive compensation, and deferred compensation amortization, in addition to higher software support and maintenance fees during the year ended December 31, 2018 as compared to the same period in 2017.

Transaction costs - for the year ended December 31, 2018, decreased by $9.3 million as compared to the same period in 2017. Beginning January 2018, only direct acquisition related costs are capitalized as part of the purchase price. Acquisition costs that do not meet the criteria for capitalization are expensed as incurred.

Catastrophic weather related charges, net - decreased primarily due to a smaller impact from Hurricanes Florence and Michael for the year ended December 31, 2018 as compared to a larger impact from Hurricane Irma in the same period in 2017.

Depreciation and amortization - increased as a result of our recent property acquisitions and our ongoing expansion and development activities. Refer to Note 3, “Real Estate Acquisitions,” in our accompanying Consolidated Financial Statements for additional information.

Loss on extinguishment of debt - decreased $3.4 million primarily due to lower prepayment penalties related to debt and financing activity as compared to 2017. Refer to Note 9, “Debt and Lines of Credit,” in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.

Interest expense - for the year ended December 31, 2018, increased $2.5 million as compared to the same period in 2017, primarily due to entering into two collateralized term loans totaling $249.7 million. Refer to Note 9, “Debt and Lines of Credit,” in our accompanying Consolidated Financial Statements for additional information.

Remeasurement of marketable securities - was $3.6 million in 2018, primarily due to the change in the fair value of exchange traded marketable securities. Refer to Note 7, “Investment in Nonconsolidated Affiliates,” in our accompanying Consolidated Financial Statements for additional information.

Other (expense) / income, net - for the year ended December 31, 2018, was primarily comprised of foreign currency translation loss of $8.4 million, and $0.4 million in other expenses, partially offset by contingent liability remeasurement gain of $2.3 million compared to 2017 which consisted of foreign currency translation gains of $5.9 million and a contingent liability remeasurement gain of $3.0 million.
Income from nonconsolidated affiliates - was $0.6 million in 2018, primarily due to equity earnings from our investments in GTSC and Origen Financial Services, LLC. Refer to Note 7, “Investment in Nonconsolidated Affiliates,” in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2017 AND 2016

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
Financial Information (in thousands)	2017	2016	Change	% Change
Income from Real Property	742,228	620,917	$121,311	19.5%
Property operating expenses:
Payroll and benefits	67,075	56,744	10,331	18.2%
Legal, taxes, and insurance	7,264	5,941	1,323	22.3%
Utilities	83,550	67,495	16,055	23.8%
Supplies and repair	25,871	20,732	5,139	24.8%
Other	26,518	22,362	4,156	18.6%
Real estate taxes	52,288	44,306	7,982	18.0%
Property operating expenses	262,566	217,580	44,986	20.7%
Real Property NOI	$479,662	$403,337	$76,325	18.9%

	As of December 31,
Other Information	2017	2016	Change
Number of properties	350	341	9

MH occupancy	94.6%
RV occupancy	100.0%
MH & RV blended occupancy (1)	95.8%	96.2%	(0.4)%

Sites available for development	9,617	10,337	(720)

Monthly base rent per site - MH	$533	$515	$18
Monthly base rent per site - RV (2)	$439	$420	$19
Monthly base rent per site - Total	$512	$495	$17
(1)  Overall occupancy (percentage) includes MH and annual RV sites, and excludes transient RV sites.
(2) Monthly base rent pertains to annual RV sites and excludes transient RV sites.

The $76.3 million growth in Real Property NOI consists of $51.7 million from newly acquired properties and $24.6 million from Same Community properties as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME COMMUNITY

The following tables reflect certain financial and other information for our Same Communities, which includes all properties we have owned and operated continuously since January 1, 2016 as of and for the years ended December 31, 2017 and 2016. We have reclassified $26.9 million and $25.8 million for the year ended December 31, 2017 and 2016, respectively, to reflect the utility expenses associated with our Same Community portfolio net of recovery.

	Year Ended December 31,
Financial Information (in thousands)	2017	2016	Change	% Change
Income from Real Property	$533,942	$503,770	$30,172	6.0%
Property operating expenses:
Payroll and benefits	45,240	43,078	2,162	5.0%
Legal, taxes, and insurance	5,562	5,174	388	7.5%
Utilities	29,726	28,475	1,251	4.4%
Supplies and repair (1)	19,109	18,729	380	2.0%
Other	13,696	13,988	(292)	(2.1)%
Real estate taxes	38,399	36,708	1,691	4.6%
Property operating expenses	151,732	146,152	5,580	3.8%
Real Property NOI	$382,210	$357,618	$24,592	6.9%

	As of December 31,
Other Information	2017	2016		Change
Number of properties	231	231		—

MH occupancy (2)	96.9%
RV occupancy (2)	100.0%
MH & RV blended occupancy (2)	97.3%	95.4%	(3)	1.9%

Sites available for development	5,087	6,263		(1,176)

Monthly base rent per site - MH	$518	$500		$18
Monthly base rent per site - RV (4)	$459	$441		$18
Monthly base rent per site - Total	$510	$492		$18
(1) Year ended December 31, 2016 excludes $0.1 million of expenses incurred for recently acquired properties to bring the properties up to Sun’s operating standards. These costs did not meet the Company’s capitalization policy.
(2) The Same Community occupancy percentage for 2017 is derived from 80,407 developed sites, of which 78,257 were occupied. The number of developed sites excludes RV transient sites and approximately 1,800 recently completed by vacant MH expansion sites.
(3) The Same Community occupancy percentage for 2016 has been adjusted to reflect incremental growth period-over-period from filled expansion sites and the conversion of transient RV sites to annual RV sites.
(4) Monthly base rent pertains to annual RV sites and excludes transient RV sites.

The 6.9 percent growth in NOI is primarily due to a 6.0 percent increase in Income from real property. The 6.0 percent increase in Income from real property is primarily due to a 1.9 percent increase in MH & RV blended occupancy, a 3.6 percent increase in total monthly base rent per site, and a 0.5 percent increase in transient revenue and other revenue. The increase in Income from real property was partially offset by a 3.8 percent increase in Property operating expenses compared to 2016, which was primarily due to higher payroll and benefits, real estate taxes, and utilities in 2017.

SUN COMMUNITIES, INC.

HOME SALES AND RENTALS

The following table reflects certain financial and statistical information for our Home Sales Program for the years ended December 31, 2017 and 2016 (in thousands, except for average selling prices and statistical information):

	Year Ended December 31,
Financial Information	2017	2016	Change	% Change
Revenue:
New home sales	$36,915	$30,977	$5,938	19.2%
Pre-owned home sales	90,493	79,530	10,963	13.8%
Revenue from homes sales	127,408	110,507	16,901	15.3%
Expenses:
New home cost of sales	31,578	26,802	4,776	17.8%
Pre-owned home cost of sales	63,536	53,618	9,918	18.5%
Cost of home sales	95,114	80,420	14,694	18.3%
NOI / Gross profit	$32,294	$30,087	$2,207	7.3%

Gross profit – new homes	$5,337	$4,175	$1,162	27.8%
Gross margin % – new homes	14.5%	13.5%	1.0%
Average selling price – new homes	$101,975	$94,156	$7,819	8.3%

Gross profit – pre-owned homes	$26,957	$25,912	$1,045	4.0%
Gross margin % – pre-owned homes	29.8%	32.6%	(2.8)%
Average selling price – pre-owned homes	$30,991	$27,974	$3,017	10.8%

Statistical Information
New home sales volume	362	329	33	10.0%
Pre-owned home sales volume	2,920	2,843	77	2.7%
Total homes sold	3,282	3,172	110	3.5%

Gross profit for new and pre-owned home sales increased $1.2 million and $1.0 million, respectively, in 2017 as compared to 2016. The increases for both new and pre-owned home sales are primarily the result of higher volume of home sales combined with higher average selling prices in 2017 as compared to 2016.

SUN COMMUNITIES, INC.

The following table reflects certain financial and other information for our Rental Program as of and for the years ended December 31, 2017 and 2016 (in thousands, except for statistical information):

	Year Ended December 31,
Financial Information	2017	2016	Change	% Change
Revenues:
Rental home revenue	$50,549	$47,780	$2,769	5.8%
Site rent from Rental Program (1)	63,833	61,600	2,233	3.6%
Rental Program revenue	114,382	109,380	5,002	4.6%
Expenses:
Commissions	2,734	2,309	425	18.4%
Repairs and refurbishment	9,864	12,825	(2,961)	(23.1)%
Taxes and insurance	6,102	5,734	368	6.4%
Marketing and other	3,414	3,493	(79)	(2.3)%
Rental Program operating and maintenance	22,114	24,361	(2,247)	(9.2)%
Rental Program NOI	$92,268	$85,019	$7,249	8.5%

Other Information
Number of occupied rentals, end of period	11,074	10,733	341	3.2%
Investment in occupied rental homes, end of period	$494,945	$457,691	$37,254	8.1%
Number of sold rental homes	1,168	1,089	79	7.3%
Weighted average monthly rental rate, end of period	$901	$882	$19	2.2%

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

Rental Program NOI increased by 8.5 percent compared to 2016. The increase is due to a 4.6 percent increase in Rental Program revenue attributable to a 2.2 percent increase in weighted average monthly rental rates and a 3.2 percent increase in the number of occupied rentals, combined with an overall decrease in Rental Program operating and maintenance expenses.

The 9.2 percent decrease in Rental Program operating and maintenance expenses is primarily due to lower Repairs and refurbishment expenses in 2017 as compared to 2016.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

The following table summarizes other income and expenses for the years ended December 31, 2017 and 2016 (amounts in thousands):

	Year Ended December 31,
	2017	2016	Change	% Change
Ancillary revenue, net	$10,075	$9,641	$434	4.5%
Interest income	$21,180	$18,113	$3,067	16.9%
Brokerage commissions and other revenues, net	$3,694	$3,037	$657	21.6%
Home selling expenses	$12,457	$9,744	$2,713	27.8%
General and administrative expenses	$74,232	$63,662	$10,570	16.6%
Transaction costs	$9,801	$31,914	$(22,113)	(69.3)%
Catastrophic weather related charges, net	$8,352	$1,172	$7,180	612.6%
Depreciation and amortization	$261,536	$221,770	$39,766	17.9%
Loss on extinguishment of debt	$6,019	$1,127	$4,892	434.1%
Interest expense	$130,242	$122,315	$7,927	6.5%
Other income / (expense), net	$8,982	$(4,676)	$13,658	292.1%
Income from nonconsolidated affiliates	$—	$500	$(500)	(100.0)%
Current tax expense	$(446)	$(683)	$237	(34.7)%
Deferred tax benefit	$582	$400	$182	45.5%

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

Transaction costs - relate to diligence and other expenses incurred in connection with our acquisitions. These costs were significantly lower in 2017 as compared to 2016, due to the acquisition of Carefree Communities, Inc. (“Carefree”) in 2016.

Catastrophic weather related charges, net - In September 2017, Hurricane Irma impacted 121 of our communities in Florida and three in Georgia. We recognized charges totaling $31.7 million comprised of $21.3 million for debris and tree removal, common area repairs, and minor flooding damage, as well as $10.4 million for impaired assets at the three Florida Keys communities. These charges were partially offset by estimated insurance recoveries of $23.7 million.

In 2016, Catastrophic weather related charges, net were primarily attributable to debris and tree removal, common area repairs, and minor flooding damage from hurricanes Hermine and Matthew.

Depreciation and amortization - increased as a result of our acquisition of Carefree in 2016, as well as other properties in the second half of 2016 and during 2017.

Loss on extinguishment of debt - in 2017 of $6.0 million was recognized in connection with defeasement or repayment of collateralized term loans totaling $61.4 million. In 2016, the loss on extinguishment of debt of $1.1 million was in connection with repayment of a total of $79.1 million of collateralized term loans. Refer to Note 9, “Debt and Lines for Credit,” in our accompanying Consolidated Financial Statements for additional information.

Interest expense - increased primarily due to 2017 including a full year of interest expense from incremental borrowings of

SUN COMMUNITIES, INC.

$338.0 million, $405.0 million, and $139.0 million in connection with our Fannie Mae Financing, NML Financing, and Freddie Mac Financing arrangements, respectively. The $338.0 million and $405.0 million borrowings were entered into in June 2016, and the $139.0 million was entered into in September 2016.

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

Income from nonconsolidated affiliates - of $0.5 million in 2016 was due to the sale of our entire interest in Origen Financial, Inc. Prior to the sale, the carrying value of our investment was zero.

SUN COMMUNITIES, INC.

RECONCILIATION OF NET INCOME ATTRIBUTABLE TO SUN COMMUNITIES, INC. COMMON STOCKHOLDERS TO FFO

The following table reconciles Net income attributable to Sun Communities, Inc. common stockholders to FFO for the years ended December 31, 2018, 2017, and 2016 (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Net income attributable to Sun Communities, Inc. common stockholders	$105,493	$65,021	$17,369
Adjustments:
Depreciation and amortization	288,206	262,211	221,576
Remeasurement of marketable securities	3,639	—	—
Amounts attributable to noncontrolling interests	7,740	4,535	(41)
Preferred return to preferred OP units	2,206	2,320	2,462
Preferred distribution to Series A-4 Preferred Stock	1,737	2,107	—
Gain on disposition of assets, net	(23,406)	(16,075)	(15,713)
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities (1)	$385,615	$320,119	$225,653
Adjustments:
Transaction costs (2)	—	9,801	31,914
Other acquisition related costs (3)	1,001	2,810	3,328
Income from nonconsolidated affiliates	—	—	(500)
Loss on extinguishment of debt	2,657	6,019	1,127
Catastrophic weather related costs, net	92	8,352	1,172
Loss of earnings - catastrophic weather related (4)	(292)	292	—
Other expense / (income), net	6,453	(8,982)	4,676
Debt premium write-off	(1,467)	(1,343)	(839)
Ground lease intangible write-off	817	898	—
Deferred tax benefit	(507)	(582)	(400)
Core FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities (1)	$394,369	$337,384	$266,131

Weighted average common shares outstanding - basic:	81,387	76,084	65,856
Add:
Common stock issuable upon conversion of stock options	2	2	8
Restricted stock	651	625	457
Common OP units	2,733	2,756	2,844
Common stock issuable upon conversion of Series A-1 preferred OP units	821	869	925
Common stock issuable upon conversion of Series A-4 preferred stock	472	585	—
Common stock issuable upon conversion of Series A-3 preferred OP units	75	75	75
Weighted average common shares outstanding - fully diluted	86,141	80,996	70,165

FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per share - fully diluted	$4.48	$3.95	$3.22
Core FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per share - fully diluted	$4.58	$4.17	$3.79

(1) The effect of certain anti-dilutive convertible securities is excluded from these items.
(2)  In January 2018, we adopted ASU 2017-01. Under previous guidance, substantially all of our property acquisitions were accounted for as business combinations with acquisition related costs expensed as incurred and reported as Transaction costs. Under ASU 2017-01, direct acquisition related costs are capitalized as part of the purchase price. Acquisitions costs that do not meet the criteria for capitalization are expensed as incurred.
(3) These costs represent the expenses incurred to bring recently acquired properties up to our operating standards, including items such as tree trimming and painting costs that do not meet our capitalization policy.
(4)  During 2018, the adjustment was for the previously estimated FFO impact of the income related to the loss of earnings in excess of the applicable business interruption deductible in relation to our Florida Keys communities, impaired by Hurricane Irma, that was not recognized as income in those respective periods. The income related to the loss of earnings was recognized during the three months ended December 31, 2018 upon notification of payment by the insurance company. During 2017, the adjustment represented the related estimated loss of earnings in excess of the applicable business interruption deductible.

SUN COMMUNITIES, INC.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity demands have historically been, and are expected to continue to be, distributions to our stockholders and the unit holders of the Operating Partnership, capital improvement of properties, the purchase of new and pre-owned homes, property acquisitions, development and expansion of properties, and debt repayment.

Subject to market conditions, we intend to continue to identify opportunities to expand our development pipeline and acquire existing communities. We finance acquisitions through available cash, secured financing, draws on our lines of credit, the assumption of existing debt on properties, and the issuance of equity securities. We will continue to evaluate acquisition opportunities that meet our criteria. During the year ended December 31, 2018, we acquired 20 communities. Refer to Note 3, “Real Estate Acquisitions” in our accompanying Consolidated Financial Statements for information regarding recent community acquisitions.

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

Our capital expenditures include expansion sites and ground-up development construction costs, lot modifications, recurring capital expenditures and rental home purchases. For the years ended December 31, 2018 and 2017, expansion and development activities of $152.7 million and $88.3 million, respectively, related to costs consisting primarily of construction of sites and other costs necessary to complete home site improvements.

For the years ended December 31, 2018 and 2017, lot modification expenditures were $22.9 million and $18.1 million, respectively. These expenditures improve asset quality in our communities and are incurred when an existing home is removed and the site is prepared for a new home (more often than not, a multi-sectional home). These activities, which are mandated by strict manufacturer’s installation requirements and state building codes, include items such as new foundations, driveways, and utility upgrades.

For the years ended December 31, 2018 and 2017, recurring capital expenditures were $24.3 million and $14.2 million, respectively, related to our continued commitment to the upkeep of our properties.

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

Our cash flow activities are summarized as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net Cash Provided by Operating Activities	$363,114	$257,983	$241,455
Net Cash Used for Investing Activities	$(733,743)	$(401,642)	$(1,614,512)
Net Cash Provided by Financing Activities	$409,905	$141,557	$1,338,970
Effect of exchange rate on cash, cash equivalents and restricted cash	$(523)	$298	$(73)

Cash, cash equivalents, and restricted cash increased by $38.8 million from $23.5 million as of December 31, 2017, to $62.3 million as of December 31, 2018.

Operating Activities

Net cash provided by operating activities increased by $105.1 million from $258.0 million for the year ended December 31, 2017 to $363.1 million for the year ended December 31, 2018.

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

Investing Activities

Net cash used for investing activities was $733.7 million for the year ended December 31, 2018, compared to $401.6 million for the year ended December 31, 2017.

Financing Activities

Net cash provided by financing activities was $409.9 million for the year ended December 31, 2018, compared to $141.6 million for the year ended December 31, 2017. Refer to Note 9, “Debt and Lines of Credit” and Note 10, “Equity and Mezzanine Securities” in our accompanying Consolidated Financial Statements for additional information.

Financial Flexibility

In July 2017, we entered into a new at the market offering sales agreement (the “Sales Agreement”) with certain sales agents (collectively, the “Sales Agents”), whereby we may offer and sell shares of our common stock, having an aggregate offering price of up to $450.0 million, from time to time through the Sales Agents. The Sales Agents are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold from time to time under the Sales Agreement. Through December 31, 2018, we have sold shares of our common stock for gross proceeds of $163.8 million under the Sales Agreement.

In April 2017, we amended and restated our credit agreement (the “A&R Credit Agreement”) with Citibank, N.A. (“Citibank”) and certain other lenders. Pursuant to the A&R Credit Agreement, we entered into a senior revolving credit facility with Citibank and certain other lenders in the amount of $650.0 million, comprised of a $550.0 million revolving loan and a $100.0 million term loan (the “A&R Facility”). We repaid the term loan in full on September 7, 2018 and are unable to reborrow on the term loan. The A&R Credit Agreement has a four-year term ending April 25, 2021, which can be extended for two additional six-month periods at our option, subject to the satisfaction of certain conditions as defined in the A&R Credit Agreement. The A&R Credit Agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $350.0 million. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the A&R Facility may be increased up to $900.0 million.

The A&R Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the A&R Credit Agreement, which margin can range from 1.35 percent to 2.20 percent for the revolving loan. As of December 31, 2018, the margin on our leverage ratio was 1.35 percent on the revolving loan. We had $128.0 million borrowings on the revolving loan and no borrowings on the term loan as of December 31, 2018.

The A&R Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but does reduce the borrowing amount available. At December 31, 2018 and December 31, 2017, approximately $3.9 million and $1.3 million of availability was used to back standby letters of credit.

Pursuant to the terms of the A&R Facility, we are subject to various financial and other covenants. We are currently in compliance with these covenants. The most restrictive financial covenants for the A&R Facility are as follows:

Covenant	Requirement	As of December 31, 2018
Maximum Leverage Ratio	< 65.0%	31.3%
Minimum Fixed Charge Coverage Ratio	> 1.40	2.95
Minimum Tangible Net Worth (in thousands)	> $2,918,046	$4,677,834
Maximum Dividend Payout Ratio	< 95.0%	58.7%

SUN COMMUNITIES, INC.

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, construction of expansion sites and ground-up development communities, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. At December 31, 2018, we had 186 unencumbered properties, of which 61 support the borrowing base for our $650.0 million line of credit.

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

Contractual Cash Obligations

Our primary long-term liquidity needs are principal payments on outstanding indebtedness. As of December 31, 2018, our outstanding contractual obligations, including interest expense, were as follows:

		Payments Due By Period
		(In thousands)
Contractual Cash Obligations (1)	Total Due	<1 year	1-3 years	3-5 years	After 5 years
Collateralized term loans - Life Companies	$1,262,351	$27,576	$75,797	$62,806	$1,096,172
Collateralized term loans - FNMA	762,632	16,416	221,560	223,628	301,028
Collateralized term loans - CMBS	405,864	7,890	136,570	81,619	179,785
Collateralized term loans - FMCC	382,754	6,281	13,305	131,827	231,341
Secured borrowings	107,731	5,265	11,917	12,754	77,795
Lines of credit	128,000	—	128,000	—	—
Preferred Equity - Sun NG Resorts - mandatorily redeemable	35,277	—	—	35,277	—
Preferred OP units - mandatorily redeemable	37,338	2,675	—	—	34,663
Total principal payments	$3,121,947	$66,103	$587,149	$547,911	$1,920,784

Interest expense (2)	$899,780	$129,261	$237,145	$185,468	$347,906
Operating leases	64,070	3,765	7,530	7,530	45,245
Capital lease obligation	4,660	120	240	240	4,060
Total contractual cash obligations	$4,090,457	$199,249	$832,064	$741,149	$2,317,995

(1) Contractual cash obligations in this table exclude debt premiums, discounts and deferred financing costs, as applicable.
(2) Our contractual cash obligations related to interest expense are calculated based on the current debt levels, rates and maturities as of December 31, 2018 (including capital leases and excluding secured borrowings), and actual payments required in future periods may be different than the amounts included above. Perpetual securities include one year of interest expense in the “After 5 years” category.

As of December 31, 2018, our net debt to enterprise value approximated 25.2 percent (assuming conversion of all common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series A-4 preferred OP units, and Series C preferred OP units to shares of common stock). Our debt had a weighted average maturity of approximately 9.0 years and a weighted average interest rate of 4.5 percent.

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

Refer to Note 1, “Significant Accounting Policies,” in our accompanying Consolidated Financial Statements for information regarding our critical accounting estimates.

Impact of New Accounting Standards

Refer to Note 17, “Recent Accounting Pronouncements,” in our accompanying Consolidated Financial Statements for information regarding new accounting pronouncements.

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

Our variable rate debt totaled $128.0 million and $194.7 million as of December 31, 2018 and 2017, respectively, and bears interest based on Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0 percent, our interest expense would have increased or decreased by approximately $2.4 million and $2.3 million for the years ended December 31, 2018 and 2017, respectively, based on the $235.9 million and $229.6 million average balances outstanding under our variable rate debt facilities, respectively.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the risk that fluctuations in currencies against the U.S. dollar will negatively impact our results of operations. We are exposed to foreign currency exchange rate risk as a result of remeasurement and translation of the assets and liabilities of our Canadian properties, and our Australian equity investment and joint venture into U.S. dollars. Fluctuations in foreign currency exchange rates can therefore create volatility in our results of operations and may adversely affect our financial condition.

At December 31, 2018 and 2017, our stockholder’s equity included $141.4 million and $91.5 million from our Canadian subsidiaries and Australian equity investments, respectively, which represented 4.6 percent and 3.4 percent of total equity, respectively. Based on our sensitivity analysis, a 10.0 percent strengthening of the U.S. dollar against the Canadian and Australian dollars would have caused a reduction of $14.1 million and $9.2 million to our total stockholder’s equity at December 31, 2018 and 2017, respectively.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at December 31, 2018. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2018, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2018. Based on management’s assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2018.

The effectiveness of our internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting during the year ended December 31, 2018.

ITEM 9B.    OTHER INFORMATION

None.

SUN COMMUNITIES, INC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, certain information regarding our executive officers is contained in Part I of this Form 10-K. Unless provided in an amendment to this Annual Report on Form 10-K, the other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2019 annual meeting (the “Proxy Statement,”) including the information set forth under the captions “Board of Directors and Corporate Governance - Incumbent Directors and Nominees,” “Management and Executive Compensation - Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors and Corporate Governance - Board of Directors and Committees” and “Board of Directors and Corporate Governance - Consideration of Director Nominees.”

ITEM 11. EXECUTIVE COMPENSATION

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by this Item is incorporated by reference to the applicable information in the Proxy Statement, including the information set forth under the captions “Management and Executive Compensation,” “Board of Directors and Corporate Governance - Director Compensation Table,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.” The information in the section captioned “Compensation Committee Report” in the Proxy Statement or an amendment to this Annual Report on Form 10-K is incorporated by reference herein but shall be deemed furnished, not filed, and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act or the Exchange Act.

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

ITEM 16. FORM 10-K SUMMARY

None.

SUN COMMUNITIES, INC.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
3.1	Sun Communities, Inc. Articles of Restatement	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 10-K filed on February 22, 2018
3.2	Third Amended and Restated Bylaws	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on May 12, 2017
4.1	Registration Rights Agreement dated February 8, 2013 among Sun Communities, Inc., and the holders of Series A-3 Preferred Units that are parties thereto	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed February 12, 2013
4.2	Form of Registration Rights Agreement between Sun Communities, Inc. and Carefree Communities Intermediate Holdings, L.L.C.	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed March 22, 2016
4.3	Form of certificate evidencing common stock	Incorporated by reference to Sun Communities, Inc.’s Registration Statement on Form 8-A filed November 9, 2012
4.4	Form of certificate evidencing 6.50% Series A-4 Cumulative Convertible Preferred Stock	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed December 2, 2014
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
Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed June 9, 2016
10.4	Master Loan Agreement dated June 9, 2016, by and between Carefree Communities CA LLC and The Northwestern Mutual Life Insurance Company	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed June 9, 2016
10.5	Promissory Note dated June 9, 2016 in the original principal amount of $163.0 million executed by Carefree Communities CA LLC in favor of The Northwestern Mutual Life Insurance Company	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed June 9, 2016
10.6	Amended and Restated Mortgage and Security Agreement dated June 9, 2016, by and between SNF Property LLC and The Northwestern Mutual Life Insurance Company	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed June 9, 2016
10.7	Amended and Restated Promissory Note dated June 9, 2016 in the original principal amount of $80.0 million executed by SNF Property LLC in favor of The Northwestern Mutual Life Insurance Company	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed June 9, 2016
10.8	Lease, dated November 1, 2002, by and between Sun Communities Operating Limited Partnership as Tenant and American Center LLC as Landlord	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, December 31, 2002, as amended
10.9	Sixth Lease Modification dated June 26, 2018 by and between Sun Communities Operating Limited Partnership as Tenant and American Center LLC as Landlord	Filed herewith
10.10	Fourth Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated January 31, 2019.	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed February 5, 2019
10.11	First Amended and Restated 2004 Non-Employee Director Option Plan#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed July 25, 2012
10.12	First Amendment to First Amended and Restated 2004 Non-Employee Director Option Plan#	Incorporate by reference to Exhibit A to Sun Communities, Inc.’s Definitive Proxy Statement filed on March 29, 2018
10.13	Sun Communities, Inc. 2015 Equity Incentive Plan#	Incorporated by reference to Sun Communities, Inc.’s Proxy Statement dated April 29, 2015 for the Annual meeting of Stockholders held July 20, 2015
10.14	Form of Stock Option Agreement between Sun Communities, Inc. and certain directors, officers and other individuals#	Incorporated by reference to Sun Communities, Inc.’s Registration Statement No. 33 69340

SUN COMMUNITIES, INC.

10.15	Form of Non-Employee Director Stock Option Agreement between Sun Communities, Inc. and certain directors#	Incorporated by reference to Sun Communities, Inc.’s Registration Statement No. 33 80972
10.16	Form of Restricted Stock Award Agreement#	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004
10.17	First Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A. Shiffman dated July 15, 2014#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed July 15, 2014
10.18	Employment Agreement dated June 20, 2013 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed June 24, 2013
10.19	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman dated July 15, 2014#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed July 15, 2014
10.20	Second Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman dated March 8, 2017#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on March 8, 2017
10.21	Employment Agreement dated May 19, 2015 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and John B. McLaren#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed May 20, 2015
10.22	First Amendment to Employment Agreement among Sun Communities, Inc. Sun Communities Operating Limited Partnership, and John B. McLaren dated March 8, 2017#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on March 8, 2017
10.23	Employment Agreement July 16, 2015 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Karen J. Dearing#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed July 17, 2015
10.24	First Amendment Employment Agreement among Sun Communities, Inc., Sun Communities Operating Partnership, and Karen J. Dearing dated March 8, 2017#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on March 8, 2017
10.25	Sun Communities, Inc. Executive Compensation “Clawback” Policy#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed July 15, 2014
10.26
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
10.27
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
10.28
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

Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on April 27, 2017
21.1	List of Subsidiaries of Sun Communities, Inc.	Filed herewith
23.1	Consent of Grant Thornton LLP	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

#	Management contract or compensatory plan or arrangement.

SUN COMMUNITIES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN COMMUNITIES, INC. (Registrant)
Dated: February 21, 2019	By	/s/	Gary A. Shiffman
Gary A. Shiffman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Capacity	Date
/s/	Gary A. Shiffman	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 21, 2019
Gary A. Shiffman
/s/	Karen J. Dearing	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 21, 2019
Karen J. Dearing
/s/	Meghan G. Baivier	Director	February 21, 2019
Meghan G. Baivier
/s/	Stephanie W. Bergeron	Director	February 21, 2019
Stephanie W. Bergeron
/s/	Brian M. Hermelin	Director	February 21, 2019
Brian M. Hermelin
/s/	Ronald A. Klein	Director	February 21, 2019
Ronald A. Klein
/s/	Clunet R. Lewis	Director	February 21, 2019
Clunet R. Lewis
/s/	Arthur A. Weiss	Director	February 21, 2019
Arthur A. Weiss

SUN COMMUNITIES, INC.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

SUN COMMUNITIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sun Communities, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Sun Communities, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes, and the financial statement schedule, Real Estate and Accumulated Depreciation, Schedule III (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 21, 2019 expressed an unqualified opinion.

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
February 21, 2019

SUN COMMUNITIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sun Communities, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Sun Communities, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 21, 2019 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 21, 2019

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of December 31,
	2018	2017
ASSETS
Land	$1,201,945	$1,107,838
Land improvements and buildings	5,586,250	5,102,014
Rental homes and improvements	571,661	528,074
Furniture, fixtures and equipment	201,090	144,953
Investment property	7,560,946	6,882,879
Accumulated depreciation	(1,442,630)	(1,237,525)
Investment property, net (including $308,171 and $50,193 for consolidated variable interest entities at December 31, 2018 and December 31, 2017; see Note 8)	6,118,316	5,645,354
Cash and cash equivalents	50,311	10,127
Inventory of manufactured homes	49,199	30,430
Notes and other receivables, net	160,077	163,496
Collateralized receivables, net	106,924	128,246
Other assets, net (including $19,809 and $1,659 for consolidated variable interest entities at December 31, 2018 and December 31, 2017; see Note 8)	225,199	134,304
TOTAL ASSETS	$6,710,026	$6,111,957
LIABILITIES
Mortgage loans payable (including $44,172 and $41,970 for consolidated variable interest entities at December 31, 2018 and December 31, 2017; see Note 8)	$2,815,957	$2,867,356
Secured borrowings on collateralized receivables	107,731	129,182
Preferred Equity - Sun NG RV Resorts LLC - mandatorily redeemable (fully attributable to consolidated variable interest entities at December 31, 2018; See Note 8)	35,277	—
Preferred OP units - mandatorily redeemable	37,338	41,443
Lines of credit	128,000	41,257
Distributions payable	63,249	55,225
Advanced reservation deposits and rent	133,698	132,205
Other liabilities (including $6,914 and $1,468 for consolidated variable interest entities at December 31, 2018 and December 31, 2017; see Note 8)	157,862	138,536
TOTAL LIABILITIES	3,479,112	3,405,204
Commitments and contingencies (see Note 18)
Series A-4 preferred stock, $0.01 par value. Issued and outstanding: 1,063 shares at December 31, 2018 and 1,085 shares at December 31, 2017	31,739	32,414
Series A-4 preferred OP units	9,877	10,652
Equity Interests - NG Sun LLC (fully attributable to consolidated variable interest entities at December 31, 2018; See Note 8)	21,976	—
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value. Authorized: 180,000 shares; Issued and outstanding: 86,357 shares at December 31, 2018 and 79,679 shares at December 31, 2017	864	797
Additional paid-in capital	4,398,949	3,758,533
Accumulated other comprehensive (loss) income	(4,504)	1,102
Distributions in excess of accumulated earnings	(1,288,486)	(1,162,001)
Total Sun Communities, Inc. stockholders' equity	3,106,823	2,598,431
Noncontrolling interests
Common and preferred OP units	53,354	60,971
Consolidated variable interest entities	7,145	4,285
Total noncontrolling interests	60,499	65,256
TOTAL STOCKHOLDERS' EQUITY	3,167,322	2,663,687
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,710,026	$6,111,957

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
REVENUES
Income from real property	$825,973	$742,228	$620,917
Revenue from home sales	166,031	127,408	110,507
Rental home revenue	53,657	50,549	47,780
Ancillary revenue	54,107	37,511	33,424
Interest	20,853	21,180	18,113
Brokerage commissions and other revenues, net	6,204	3,694	3,037
Total Revenues	1,126,825	982,570	833,778
COSTS AND EXPENSES
Property operating and maintenance	236,097	210,278	173,274
Real estate taxes	56,555	52,288	44,306
Cost of home sales	123,333	95,114	80,420
Rental home operating and maintenance	23,099	22,114	24,361
Ancillary expenses	37,623	27,436	23,783
Home selling expenses	15,722	12,457	9,744
General and administrative	81,438	74,232	63,662
Transaction costs	472	9,801	31,914
Catastrophic weather related charges, net	92	8,352	1,172
Depreciation and amortization	287,262	261,536	221,770
Loss on extinguishment of debt	2,657	6,019	1,127
Interest	129,089	127,128	119,163
Interest on mandatorily redeemable preferred OP units / equity	3,694	3,114	3,152
Total Expenses	997,133	909,869	797,848
Income Before Other Items	129,692	72,701	35,930
Remeasurement of marketable securities	(3,639)	—	—
Other (expense) / income, net	(6,453)	8,982	(4,676)
Income from nonconsolidated affiliates	646	—	500
Current tax expense	(595)	(446)	(683)
Deferred tax benefit	507	582	400
Net Income	120,158	81,819	31,471
Less: Preferred return to preferred OP units / equity	(4,486)	(4,581)	(5,006)
Less: Amounts attributable to noncontrolling interests	(8,443)	(5,055)	(150)
Net Income Attributable to Sun Communities, Inc.	107,229	72,183	26,315
Less: Preferred stock distribution	(1,736)	(7,162)	(8,946)
Net Income Attributable to Sun Communities, Inc. Common Stockholders	$105,493	$65,021	$17,369

Weighted average common shares outstanding:
Basic	81,387	76,084	65,856
Diluted	82,040	76,711	66,321
Earnings per share (Refer to Note 14):
Basic	$1.29	$0.85	$0.27
Diluted	$1.29	$0.85	$0.26

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net Income	$120,158	$81,819	$31,471
Foreign currency translation (loss) / gain	(5,878)	4,527	(3,401)
Total Comprehensive Income	114,280	86,346	28,070
Less: Comprehensive income / (loss) attributable to noncontrolling interests	8,171	5,299	(70)
Comprehensive Income Attributable to Sun Communities, Inc.	$106,109	$81,047	$28,140

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

		Stockholders’ Equity
	Temporary Equity	7.125% Series A Cumulative Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2015	$82,797	$34	$584	$2,319,314	$(864,122)	$—	$80,771	$1,536,581
Issuance of common stock from exercise of options, net	—	—	—	149	—	—	—	149
Issuance, conversion of OP units and associated costs of common stock, net	(3,248)	—	144	981,174	—	—	(2,687)	978,631
Conversion of Series A-4 preferred stock	(11,503)	—	—	11,503	—	—	—	11,503
Share-based compensation - amortization and forfeitures	—	—	4	9,301	252	—	—	9,557
Foreign currency translation loss	—	—	—	—	—	(3,181)	(220)	(3,401)
Net income	90	—	—	—	31,321	—	60	31,381
Distributions	(1,192)	—	—	—	(190,866)	—	(11,308)	(202,174)
Balance at December 31, 2016	$66,944	$34	$732	$3,321,441	$(1,023,415)	$(3,181)	$66,616	$2,362,227
Issuance of common stock and common OP units, net	—	—	63	514,024	—	—	2,001	516,088
Conversion of OP units	(259)	—	1	3,556	—	—	(3,298)	259
Redemption of Series A-4 preferred stock	(13,093)	—	—	(3,867)	—	—	—	(3,867)
Conversion of Series A-4 preferred stock	(4,720)	—	1	4,719	—	—	—	4,720
Redemption of Series A-4 preferred OP units	(5,166)	—	—	(2,571)	—	—	—	(2,571)
Redemption of Series A Cumulative Convertible Preferred Stock	—	(34)	—	(84,966)	—	—	—	(85,000)
Share-based compensation - amortization and forfeitures	—	—	—	12,398	297	—	—	12,695
Acquisition of noncontrolling interests	—	—	—	(6,201)	—	—	6,101	(100)
Foreign currency translation gain	—	—	—	—	—	4,283	244	4,527
Net income	205	—	—	—	76,765	—	4,849	81,614
Distributions	(845)	—	—	—	(215,648)	—	(11,257)	(226,905)
Balance at December 31, 2017	$43,066	$—	$797	$3,758,533	$(1,162,001)	$1,102	$65,256	$2,663,687
Issuance of common stock and common OP units, net	—	—	66	623,474	—	—	—	623,540
Conversion of OP units	(342)	—	1	1,514	—	—	(1,173)	342
Conversion of Series A-4 preferred stock	(675)	—	—	675	—	—	—	675
Share-based compensation - amortization and forfeitures	—	—	—	14,753	313	—	—	15,066
Equity Interest - NG Sun LLC	21,976	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	(5,606)	(272)	(5,878)
Net income	241	—	—	—	111,715	—	8,202	119,917
Distributions	(674)	—	—	—	(238,513)	—	(11,514)	(250,027)
Balance at December 31, 2018	$63,592	$—	$864	$4,398,949	$(1,288,486)	$(4,504)	$60,499	$3,167,322

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES:
Net income	$120,158	$81,819	$31,471
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of assets	(9,376)	(9,338)	(11,224)
Gain on acquisition of property	—	—	(510)
Unrealized foreign currency translation loss / (gain)	8,234	(6,146)	5,005
Remeasurement of marketable securities	3,639	—	—
Contingent liability remeasurement (gain) / loss	(2,336)	(3,035)	181
Asset impairment charges	—	742	—
Share-based compensation	15,066	12,695	9,557
Depreciation and amortization	274,432	256,193	218,669
Deferred tax benefit	(507)	(582)	(400)
Amortization of below market lease	(7,399)	(7,402)	(6,570)
Amortization of debt premium	(7,821)	(9,548)	(10,693)
Amortization of deferred financing costs	3,867	2,910	2,160
Amortization of ground lease intangibles	1,638	1,914	600
Loss on extinguishment of debt	2,024	6,019	1,127
Income from nonconsolidated affiliates	—	—	(500)
Change in notes receivable from financed sales of inventory homes, net of repayments	(2,299)	(26,193)	(20,933)
Change in inventory, other assets and other receivables, net	(40,304)	(33,031)	30,880
Change in other liabilities	4,098	(9,034)	(7,365)
NET CASH PROVIDED BY OPERATING ACTIVITIES	363,114	257,983	241,455
INVESTING ACTIVITIES:
Investment in properties	(389,399)	(288,537)	(223,429)
Acquisitions of properties, net of cash acquired	(320,268)	(120,377)	(1,487,593)
Proceeds from nonconsolidated affiliate transactions	—	—	500
Proceeds from dispositions of assets and depreciated homes, net	55,855	8,575	4,709
Proceeds from disposition of properties	—	—	88,696
Issuance of notes and other receivables	(216)	(3,918)	(10,633)
Repayments of notes and other receivables	4,312	2,615	13,238
Investments in nonconsolidated affiliates	(84,027)	—	—
NET CASH USED FOR INVESTING ACTIVITIES	(733,743)	(401,642)	(1,614,512)
FINANCING ACTIVITIES:
Issuance of common stock, OP units, and preferred OP units, net	623,540	487,677	750,534
Redemption of Series B-3 preferred OP units	(4,105)	(4,460)	—
Borrowings on lines of credit	1,542,677	661,000	580,754
Payments on lines of credit	(1,456,486)	(719,536)	(505,409)
Proceeds from issuance of other debt	250,000	185,153	964,252
Payments on other debt	(298,754)	(124,427)	(230,785)
Prepayment penalty on debt	(2,024)	(6,019)	(1,127)
Redemption of Series A-4 preferred stock and OP units	—	(24,698)	—
Redemption of Series A cumulative convertible preferred stock	—	(85,000)	—
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(242,813)	(224,483)	(193,740)
Payments for deferred financing costs	(2,130)	(3,650)	(25,509)
NET CASH PROVIDED BY FINANCING ACTIVITIES	409,905	141,557	1,338,970
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(523)	298	(73)
Net change in cash, cash equivalents and restricted cash	38,753	(1,804)	(34,160)
Cash, cash equivalents and restricted cash, beginning of period	23,509	25,313	59,473
Cash, cash equivalents and restricted cash, end of period (See Note 1 and 17)	$62,262	$23,509	$25,313

	Year Ended December 31,
	2018	2017	2016
SUPPLEMENTAL INFORMATION:
Cash paid for interest (net of capitalized interest of $4,328, $2,755 and $1,595, respectively)	$126,153	$124,046	$121,480
Cash paid for interest on mandatorily redeemable debt	$2,551	$3,114	$3,152
Cash paid (refunds) for income taxes	$461	$(194)	$452
Noncash investing and financing activities:
Reduction in secured borrowing balance	$21,451	$23,449	$19,734
Change in distributions declared and outstanding	$7,889	$3,267	$9,626
Conversion of common and preferred OP units	$1,515	$3,556	$5,933
Conversion of Series A-4 preferred stock	$675	$4,720	$11,503
Capital lease	$—	$4,114	$—
Noncash investing and financing activities at the date of acquisition:
Acquisitions - Common stock and OP units issued	$—	$28,410	$225,000
Acquisitions - Equity Interests - NG Sun LLC (see Note 8)	$21,976	$—	$—
Acquisitions - Preferred Equity - Sun NG RV Resorts LLC (see Note 8)	$35,277	$—	$—
Acquisitions - debt assumed	$3,120	$4,592	$—
Acquisitions - contingent consideration liability	$—	$—	$9,830

See accompanying Notes to Consolidated Financial Statements.

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

We own, operate, or have an interest in a portfolio, and develop manufactured housing (“MH”) and recreational vehicle (“RV”) communities throughout the United States (“U.S.”). As of December 31, 2018, we owned, operated or had an interest in a portfolio of 371 developed properties located in 31 states and Ontario, Canada (collectively the “Properties”), including 230 MH communities, 110 RV communities, and 31 communities containing both MH and RV sites. As of December 31, 2018, the Properties contained an aggregate of 128,454 developed sites comprised of 84,428 developed MH sites, 24,535 annual RV sites, and 19,491 transient RV sites. There are approximately 11,300 additional MH and RV sites suitable for development.

Principles of Consolidation

We consolidate our majority-owned subsidiaries in which we have the ability to control the operations of our subsidiaries and all variable interest entities with respect to which we are the primary beneficiary.  We also consolidate entities in which we have a direct or indirect controlling or voting interest. All significant inter-company transactions have been eliminated. Any subsidiaries in which we have an ownership percentage equal to or greater than 50%, but less than 100%, or considered a VIE, represent subsidiaries with a noncontrolling interest. The noncontrolling interests in our subsidiaries are allocated their proportionate share of the subsidiaries’ financial results. This allocation is recorded as the noncontrolling interest in our Consolidated Financial Statements.

Certain prior period amounts have been reclassified on our Consolidated Financial Statements to conform with current year presentation.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” Upon adoption of this standard, substantially all of our property acquisitions are accounted for as asset acquisitions. Refer to Note 17, “Recent Accounting Pronouncements,” for additional information regarding adoption of this ASU.

Capitalized Costs

We capitalize certain costs incurred in connection with the development, redevelopment, capital enhancement and leasing of our properties. Management is required to use professional judgment in determining whether such costs meet the criteria for immediate expense or capitalization. The amounts are dependent on the volume and timing of such activities and the costs associated with such activities. Maintenance, repairs and minor improvements to properties are expensed when incurred. Renovations and improvements to properties are capitalized and depreciated over their estimated useful lives and real estate project costs related to the development of new community or expansion sites are capitalized until the property is substantially complete and available for occupancy. Costs incurred to initially renovate pre-owned and repossessed homes that we acquire for our Rental Program are capitalized and the majority of costs incurred to refurbish the homes at turnover and repair the homes while occupied are expensed, unless they extend the life of the home. Certain expenditures to dealers and residents related to obtaining lessees in our communities are capitalized and amortized based on the anticipated term of occupancy of a resident. Costs associated with implementing our computer systems are capitalized and amortized over the estimated useful lives of the related software and hardware. Costs incurred to obtain new debt financing are capitalized and amortized over the terms of the related loan agreement using the straight-line method (which approximates the effective interest method).

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less from the date of purchase to be cash and cash equivalents. The maximum amount of credit risk arising from cash deposits in excess of federally insured amounts was approximately $49.5 million and $17.7 million as of December 31, 2018 and 2017, respectively.

Marketable Securities

Marketable securities are recorded at fair value with changes in fair value recorded in Remeasurement of marketable securities within the Consolidated Statement of Operations. We hold a less than 10 percent ownership in Ingenia. The value of marketable securities as of December 31, 2018 was $49.0 million and is included within Other assets, net on the Consolidated Balance Sheet.

Restricted Cash

Restricted cash consists of amounts held in deposit for tax, insurance and repair escrows held by lenders in accordance with certain debt agreements. At December 31, 2018 and 2017, $12.0 million and $13.4 million of restricted cash, respectively, was included as a component of Other assets, net on the Consolidated Balance Sheets.

Inventory

Inventory of manufactured homes is stated at lower of specific cost or market based on the specific identification method.

Investments in Nonconsolidated Affiliates

We apply the equity method of accounting to entities in which we do not have a direct or indirect controlling interest or for variable interest entities where we are not considered the primary beneficiary, but can exercise influence over the entity with respect to its operations and major decisions. The cost method is applied when (i) the investment is minimal (typically less than 5.0%) and (ii) our investment is passive. Our exposure to losses associated with unconsolidated joint ventures is primarily limited to the

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carrying value of these investments. Accordingly, distributions from a joint venture in excess of our carrying value are recognized in earnings. We review the carrying value of our investments in nonconsolidated affiliates for other than temporary impairment whenever events or changes in circumstances indicate a possible impairment. Financial condition, operational performance, and other economic trends are among the factors we consider when we evaluate the existence of impairment indicators. Refer to Note 7, “Investments in Nonconsolidated Affiliates,” for additional information.

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

Intangible Assets

The Company amortizes identified intangible assets that are determined to have finite lives over the period the assets are expected to contribute directly or indirectly to the future cash flows of the property or business. The carrying amounts of the identified intangible assets are included in Other assets, net on our Consolidated Balance Sheets. Refer to Note 6, “Intangible Assets,” for additional information.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Taxes

We are subject to certain state taxes that are considered to be income taxes and have certain subsidiaries that are taxed as regular corporations for U.S. (i.e., federal, state, local, etc.) and non-U.S. income tax purposes. Deferred tax assets or liabilities are recognized for temporary differences between the tax basis of assets and liabilities and their carrying amounts in the financial statements and net operating loss carryforwards in certain subsidiaries, including those domiciled in foreign jurisdictions, which may be realized in future periods if the respective subsidiary generates sufficient taxable income. Deferred tax assets and liabilities are measured using currently enacted tax rates. A valuation allowance is established if, based on the available evidence, it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. Refer to Note 13, “Income Taxes,” for additional information.

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

Share-Based Compensation

Share-based compensation cost for service vesting restricted stock awards is measured based on the closing share price of our common stock on the date of grant. We measure the fair value of awards with performance conditions based on an estimate of shares expected to vest using the closing price of our common stock as of the grant date. If it is not probable that the performance conditions will be satisfied, we do not recognize compensation expense. We estimate the fair value of share-based compensation for restricted stock with market conditions using a Monte Carlo simulation. We recognize compensation cost ratably over each tranche of shares based on the fair value estimated by the model.

Share-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Binomial (lattice) option-pricing model. The Binomial (lattice) option-pricing model incorporates various assumptions including expected volatility, expected life, dividend yield, and interest rates. Refer to Note 11, “Share-Based Compensation” for additional information.

Fair Value of Financial Instruments

Our financial instruments consist of cash, cash equivalents and restricted cash, accounts and notes receivable, marketable securities, accounts payable, debt, and contingent consideration liability. We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures, pursuant to FASB ASC 820, “Fair Value Measurements and Disclosures.” Refer to Note 16, “Fair Value of Financial Instruments,” for additional information regarding the estimates and assumptions used to estimate the fair value of each financial instrument class.

Revenue Recognition

Rental income attributable to site and home leases is recorded on a straight-line basis when earned from tenants. The majority of our leases entered into by tenants are generally for one year terms, but may range from month-to-month to two years and are renewable by mutual agreement from us and the resident, or in some cases, as provided by state statute. A small portion of tenant leases are for greater than two years. Revenue from the sale of manufactured homes is recognized upon transfer of title at the closing of the sales transaction. Interest income on notes receivable is recorded on a level yield basis over the life of the notes. We report real estate taxes collected from residents and remitted to taxing authorities in revenue. On January 1, 2018, we adopted ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” and the related updates subsequently issued by the FASB. The adoption of ASU 2014-09 did not result in any changes to our accounting policies for revenue recognition. Refer to Note 2, “Revenue Recognition,” for additional information.

Advertising Costs

Advertising costs are expensed as incurred. As of December 31, 2018, 2017 and 2016, we had advertising costs of $6.2 million, $5.9 million and $4.2 million, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and Amortization

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets. Useful lives are thirty years for land improvements and buildings, ten years for rental homes, seven years for furniture, fixtures and equipment, four years for computer hardware and software, and two years to seventy-five years for intangible assets.

Foreign Currency

The assets and liabilities of our Australian and Canadian operations, where the functional currency is the Australian dollar and Canadian dollar, are translated into U.S. dollars using the exchange rate in effect as of the balance sheet date. Income statement amounts are translated at the average exchange rate prevailing during the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss). Foreign currency exchange gains and losses arising from fluctuations in currency exchange rates on transactions and the effects of remeasurement of monetary balances denominated in currencies other than the functional currency are recorded in earnings.

For the year ended December 31, 2018, we recorded a foreign currency translation loss of $8.4 million within Other income / (expense), net on our Consolidated Statements of Operations, as compared to a foreign currency translation gain of $5.9 million, for the year ended December 31, 2017 and $5.0 million foreign currency translation loss for the year ended December 31, 2016.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Revenue

Disaggregation of Revenue

The following table disaggregates our revenue by major source (in thousands):

	Year Ended December 31, 2018			Year Ended December 31, 2017			Year Ended December 31, 2016
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
REVENUE
Income from real property	$825,973	$—	$825,973	$742,228	$—	$742,228	$620,917	$—	$620,917
Revenue from home sales	—	166,031	166,031	—	127,408	127,408	—	110,507	110,507
Rental home revenue	—	53,657	53,657	—	50,549	50,549	—	47,780	47,780
Ancillary revenues	54,107	—	54,107	37,511	—	37,511	33,424	—	33,424
Interest	20,853	—	20,853	21,181	(1)	21,180	18,113	—	18,113
Brokerage commissions and other revenues, net	6,204	—	6,204	3,694	—	3,694	3,037	—	3,037
Total revenue	$907,137	$219,688	$1,126,825	$804,614	$177,956	$982,570	$675,491	$158,287	$833,778

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
Revenue from home sales - Our taxable REIT subsidiary, SHS, sells manufactured homes and RV park models to current and prospective residents in our communities. Prior to adoption of ASC 606, we recognized revenue for home sales pursuant to ASC 605 “Revenue Recognition,” as manufactured homes are tangible personal property that can be located on any land parcel. Manufactured homes are not permanent fixtures or improvements to the underlying real estate, and were therefore not considered to be subject to the guidance in ASC 360-20 “Real Estate Sales” by the Company. In accordance with the core principle of ASC 606, we recognize revenue from home sales at the time of closing when control of the home transfers to the customer. After closing of the sale transaction, we have no remaining performance obligation.
Rental home revenue - is comprised of rental agreements whereby we lease homes to residents in our communities. We account for these revenues under ASC 840.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Contract Balances

As of December 31, 2018 and 2017, we had $16.1 million and $13.8 million, respectively, of receivables from contracts with customers. Receivables from contracts with customers are presented as a component of Notes and other receivables on our Consolidated Balance Sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes. Due to the nature of our revenue from contacts with customers, we do not have material contract assets or liabilities that fall under the scope of ASC 606.

3. Real Estate Acquisitions

2018 Acquisitions

In 2018 we acquired the following communities and portfolios:

Community Name	Type	Sites	Development Sites	State	Month Acquired
Leaf Verde RV Resort	RV	376	—	AZ	October
Archview RV Resort & Campground	RV	114	50	UT	August
Petoskey KOA RV Resort	RV	210	—	MI	August
The Sands RV & Golf Resort	RV (Age Restricted)	507	—	CA	July
Sun NG RV Resorts LLC (1)(2)	RV	2,700	940	Various	June
Silver Creek RV Resort	RV	264	176	MI	June
Highway West (Four Resorts) (1)	RV	536	—	UT & OR	June
Compass RV	RV	175	—	FL	May
	Total	4,882	1,166
(1) Highway West and Sun NG RV Resorts LLC are comprised of 4 RV and 10 RV resorts, respectively.
(2) Refer to Note 8, “Consolidated Variable Interest Entities,” Note 9, “Debt and Lines of Credit,” and Note 10, “Equity and Mezzanine Securities” in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the amounts of assets acquired net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed in 2018 (in thousands):

At Acquisition Date	Leaf Verde	Archview	Petoskey KOA	Sands	Sun NG Resorts	Silver Creek	Highway West	Compass	Total
Investment in property	$11,587	$14,550	$8,730	$13,790	$240,649	$7,250	$36,500	$13,930	$346,986
In-place leases and other intangible assets	60	—	270	460	16,339	—	—	70	17,199
Debt assumed	—	—	—	—	(3,120)	—	—	—	(3,120)
Other liabilities, net	—	—	—	—	(11,990)	—	—	—	(11,990)
Total identifiable assets acquired net of liabilities assumed	$11,647	$14,550	$9,000	$14,250	$241,878	$7,250	$36,500	$14,000	$349,075

Consideration
Cash	$11,647	$14,550	$9,000	$14,250	$184,625	$7,250	$36,500	$14,000	$291,822
Preferred Equity - Sun NG Resorts	—	—	—	—	35,277	—	—	—	35,277
Equity Interests - NG Sun LLC	—	—	—	—	21,976	—	—	—	21,976
Total consideration	$11,647	$14,550	$9,000	$14,250	$241,878	$7,250	$36,500	$14,000	$349,075

In 2018, we acquired the following land for expansion / development:

Name	Location	Type	Expansion / Development Sites	Cost (millions)	Month Acquired
Ocean West	McKinleyville, CA	MH	26	$0.2	December
Water Oak Country Club Estates	Lady Lake, FL	MH	296	$1.9	November
Oak Crest	Austin, TX	MH	220	$4.2	October
Pecan Park RV Resort	Jacksonville, FL	RV	158	$1.3	September
Smith Creek Crossing	Granby, CO	MH	310	$0.9	September
Apple Carr	Egelston, MI	MH	121	$0.2	May
River Run Ranch	Granby, CO	MH / RV	1,144	$5.3	May
		Total	2,275	$14.0

Refer to Note 20, “Subsequent Events,” for information regarding real estate acquisition activity after December 31, 2018.

The total amount of revenues and net income included in the Consolidated Statements of Operations for the year ended December 31, 2018 related to the acquisitions completed in 2018 are set forth in the following table (in thousands):

Year Ended December 31, 2018
(unaudited)
Total revenues	$41,937
Net income	$6,718

The following unaudited pro forma financial information presents the results of our operations for the years ended December 31, 2018 and 2017, as if the properties acquired in 2018 had been acquired on January 1, 2017. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees, and purchase accounting.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisition been consummated on January 1, 2017 (in thousands, except per-share data):

	Year Ended December 31,
	(unaudited)
	2018	2017
Total revenues	$1,136,581	$1,028,894
Net income attributable to Sun Communities, Inc. common stockholders	$103,308	$75,607
Net income per share attributable to Sun Communities, Inc. common stockholders - basic	$1.27	$0.99
Net income per share attributable to Sun Communities, Inc. common stockholders - diluted	$1.26	$0.99

Transaction costs of $0.5 million, $9.8 million, and $31.9 million have been incurred for the years ended December 31, 2018, 2017, and 2016, respectively. These costs are presented as Transaction costs in our Consolidated Statements of Operations. Beginning January 1, 2018, substantially all of our property acquisitions are considered asset acquisitions, and direct acquisition related costs are capitalized as part of the purchase price. Acquisitions costs that do not meet the criteria for capitalization are expensed as incurred. Refer to Note 17, “Recent Accounting Pronouncements,” for additional information.

2017 Acquisitions

In 2017, we acquired the following communities:

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The transferred assets have been classified as Collateralized receivables, net and the cash proceeds received from these transactions have been classified as Secured borrowings on collateralized receivables within the Consolidated Balance Sheets. The balance of the collateralized receivables was $106.9 million (net of allowance of $0.8 million) and $128.2 million (net of allowance of $0.9 million) as of December 31, 2018, and December 31, 2017, respectively. The receivables have a weighted average interest rate and maturity of 9.9 percent and 14.1 years as of December 31, 2018, and 10.0 percent and 15.3 years as of December 31, 2017.

The outstanding balance on the secured borrowing was $107.7 million and $129.2 million as of December 31, 2018, and December 31, 2017, respectively.

The collateralized receivables earn interest income, and the secured borrowings accrue interest expense at the same interest rates. The amount of interest income and expense recognized was $11.2 million, $13.2 million and $14.0 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

	Year Ended
	December 31, 2018	December 31, 2017
Beginning balance	$129,182	$144,477
Financed sales of manufactured homes	—	8,153
Principal payments and payoffs from our customers	(12,577)	(12,186)
Principal reduction from repurchased homes	(8,874)	(11,262)
Total activity	(21,451)	(15,295)
Ending balance	$107,731	$129,182

The following table sets forth the allowance for the collateralized receivables (in thousands):

	Year Ended
	December 31, 2018	December 31, 2017
Beginning balance	$(936)	$(607)
Lower of cost or market write-downs	660	1,024
Increase to reserve balance	(531)	(1,353)
Total activity	129	(329)
Ending balance	$(807)	$(936)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	Year Ended
	December 31, 2018	December 31, 2017
Installment notes receivable on manufactured homes, net	$112,798	$115,797
Other receivables, net	47,279	47,699
Total notes and other receivables, net	$160,077	$163,496

Installment Notes Receivable on Manufactured Homes

The installment notes of $112.8 million (net of allowance of $0.7 million) and $115.8 million (net of allowance of $0.4 million) as of December 31, 2018 and December 31, 2017, respectively, are collateralized by manufactured homes. The notes represent financing provided to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes have a weighted average interest rate (net of servicing costs) and maturity of 8.0 percent and 16.6 years as of December 31, 2018, and 8.2 percent and 17.2 years as of December 31, 2017.

The change in the aggregate gross principal balance of the installment notes receivable is as follows (in thousands):

	Year Ended
	December 31, 2018	December 31, 2017
Beginning balance	$116,174	$59,524
Financed sales of manufactured homes	14,237	66,104
Acquired notes	—	23
Principal payments and payoffs from our customers	(8,966)	(6,128)
Principal reduction from repossessed homes	(7,950)	(3,349)
Total activity	(2,679)	56,650
Ending balance	$113,495	$116,174

Allowance for Losses for Installment Notes Receivable

The following table sets forth the allowance change for the installment notes receivable (in thousands):

	Year Ended
	December 31, 2018	December 31, 2017
Beginning balance	$(377)	$(205)
Lower of cost or market write-downs	678	170
Increase to reserve balance	(998)	(342)
Total activity	(320)	(172)
Ending balance	$(697)	$(377)

Other Receivables

As of December 31, 2018, other receivables were comprised of amounts due from residents for rent, and water and sewer usage of $7.1 million (net of allowance of $1.5 million), home sale proceeds of $16.1 million, and insurance and other receivables of $24.1 million. As of December 31, 2017, other receivables were comprised of amounts due from residents for rent, and water and sewer usage of $7.0 million (net of allowance of $1.5 million), home sale proceeds of $13.8 million, insurance and other receivables of $26.9 million.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Intangible Assets

Our intangible assets include below market ground leases, in-place leases, franchise agreements and other intangible assets. These intangible assets are recorded in Other assets, net on the Consolidated Balance Sheets.

In June 2018, we acquired 50 percent of a land parcel that was previously subject to a ground lease at one of our California communities for $8.0 million. As a result of the transaction, we wrote off $1.1 million of the gross carrying amount of the ground lease intangible and $0.3 million of the related accumulated amortization. The $0.8 million net write off is included within the Property operating and maintenance expenses in our Consolidated Statements of Operations for the year ended December 31, 2018.

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

The gross carrying amounts and accumulated amortization are as follows (in thousands):

		December 31, 2018		December 31, 2017
Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Below market ground leases	2 - 75 years	$31,060	$(1,942)	$32,165	$(1,409)
In-place leases	7 years	103,547	(59,068)	100,843	(45,576)
Franchise agreements and other intangible assets	7 - 20 years	16,641	(1,942)	1,880	(1,451)
Total		$151,248	$(62,952)	$134,888	$(48,436)

Total amortization expenses related to our intangible assets are as follows (in thousands):

	Year Ended December 31,
Intangible Asset	2018	2017	2016
Below market ground leases	$821	$809	$600
In-place leases	12,913	13,812	11,559
Franchise fees and other intangible assets	507	301	535
Total	$14,241	$14,922	$12,694

We anticipate amortization expense for our intangible assets to be as follows for the next five years (in thousands):

	Year
	2019	2020	2021	2022	2023
Estimated expense	$14,630	$12,902	$12,510	$7,908	$4,533

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Investments in Nonconsolidated Affiliates

Investments in joint ventures in which we do not have a controlling direct or indirect voting interest, but can exercise significant influence over the entity with respect to our operations and major decisions, are accounted for using the equity method of accounting whereby the cost of an investment is adjusted for our share of the equity in net income or loss from the date of acquisition, reduced by distributions received and increased by contributions made. The income or loss of each entity is allocated in accordance with the provisions of the applicable operating agreements. The allocation provisions in these agreements may differ from the ownership interests held by each investor.

Sungenia JV - In November 2018, the Company and Ingenia Communities Group entered into a joint venture (“JV”) to establish and grow a manufactured housing community development program in Australia. The JV is referred to as “Sungenia JV.” We hold a 50 percent interest in the JV entity. We account for our interest in the Sungenia JV under the equity method of accounting as prescribed by FASB ASC Topic 323, “Investments - Equity Method and Joint Ventures,” as neither party of the Sungenia JV has individual control and we have equal exercise of significant influence. As of December 31, 2018 we had a $0.7 million investment in the Sungenia JV. During the year ended December 31, 2018, we recognized no equity gain or loss on the Consolidated Statement of Operations related to our ownership interest.

GTSC LLC (“GTSC”) - In February 2018, we became a noncontrolling member of GTSC. GTSC engages in acquiring, holding and selling loans secured, directly or indirectly, by manufactured homes located in our communities. At December 31, 2018, we had a 40 percent ownership interest in GTSC. The remaining 60 percent interest is owned by an unrelated third party. We account for our interest in GTSC under the equity method of accounting as prescribed by FASB ASC Topic 323 “Investments - Equity Method and Joint Ventures.” During the year ended December 31, 2018, there was $0.5 million net gain in Income from nonconsolidated affiliates on the Consolidated Statement of Operations related to our ownership interest. Our investment in GTSC as of December 31, 2018, is $29.8 million and recorded within Other assets, net on the Consolidated Balance Sheet.

Origen Financial Services, LLC (“OFS LLC”) - At December 31, 2018 and 2017, we had a 22.9 percent ownership interest in OFS LLC, an entity that specializes in resident screening services. Previously we had suspended equity method accounting as the carrying value of our investment was zero as prescribed by FASB ASC Topic 323 “Investments - Equity Method and Joint Ventures.” Subsequently in 2018, we resumed equity method accounting as our unrecorded losses were recovered. As of December 31, 2018 and 2017 our investment in OFS LLC was $0.1 million and zero, respectively and is recorded within Other assets, net on the Consolidated Balance Sheet. During the year ended December 31, 2018 and 2017, we recognized $0.2 million and zero income, respectively, in the Income from nonconsolidated affiliates on the Consolidated Statement of Operations.

8. Consolidated Variable Interest Entities

In 2016, we adopted (“ASU 2015-02”) Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 modified the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. We evaluated the application of ASU 2015-02 and concluded that no change was required to our accounting for interests in less than wholly-owned Joint ventures. However, the Operating Partnership now meets the criteria as a VIE. Our significant asset is our investment in the Operating Partnership, and consequently, substantially all of our assets and liabilities represent those assets and liabilities of the Operating Partnership. We are the sole general partner and generally have the power to manage and have complete control over the Operating Partnership and the obligation to absorb its losses or the right to receive its benefits. Accordingly, we consolidate the Operating Partnership under this new guidance.

Effective June 1, 2018, we acquired a majority interest in Sun NG RV Resorts LLC (“Sun NG Resorts”), which is comprised of ten RV resorts and one ground up RV development with 2,700 RV sites and an additional 940 sites available for development. We purchased an 80 percent interest in Sun NG Resorts for $61.6 million through Sun NG LLC; the remaining 20 percent interest of $15.4 million is held by an unrelated third party. We paid additional consideration of $123.3 million, consisting of a $1.8 million preferred equity investment and a $121.5 million temporary loan to Sun NG Resorts.

We consolidate Sun NG Resorts under the guidance set forth in FASB ASC Topic 810 “Consolidation.” We concluded that Sun NG Resorts is a VIE where we are the primary beneficiary, as we have power to direct the significant activities, absorb the significant losses and receive the significant benefits from the entity. Refer to Note 3, “Real Estate Acquisitions,” Note 9, “Debt and Lines of Credit,” and Note 10, “Equity and Mezzanine Securities” for additional information.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the assets and liabilities included in our Consolidated Balance Sheets after appropriate eliminations have been made (in thousands):

	December 31, 2018	December 31, 2017
ASSETS
Investment property, net	$308,171	$50,193
Other assets	19,809	1,659
Total Assets	$327,980	$51,852

LIABILITIES AND OTHER EQUITY
Debt	$44,172	$41,970
Preferred Equity - Sun NG Resorts - mandatorily redeemable	35,277	—
Other liabilities	6,914	1,468
Total Liabilities	86,363	43,438
Equity Interest - NG Sun LLC	21,976	—
Noncontrolling interests	7,145	4,285
Total Liabilities and Other Equity	$115,484	$47,723

Investment property, net and other assets, net related to the consolidated VIEs, with the exception of SCOLP, comprised approximately 4.9 percent and 0.8 percent of our consolidated total assets at December 31, 2018 and December 31, 2017, respectively. Debt, Preferred Equity and other liabilities comprised approximately 2.6 percent and 1.2 percent of our consolidated total liabilities at December 31, 2018 and December 31, 2017, respectively. Equity Interests and Noncontrolling interests related to the consolidated VIEs, on an absolute basis, comprised less than 1.0 percent of our consolidated total equity at December 31, 2018 and December 31, 2017.

9. Debt and Lines of Credit

The following table sets forth certain information regarding debt including premiums, discounts, and deferred financing costs (in thousands):

	Carrying Amount		Weighted Average Years to Maturity		Weighted Average Interest Rates
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Collateralized term loans - Life Companies	$1,259,158	$1,044,246	14.4	13.9	3.9%	3.9%
Collateralized term loans - FNMA	770,417	1,026,014	5.1	5.6	4.4%	4.4%
Collateralized term loans - CMBS	405,702	410,747	4.1	5.0	5.1%	5.1%
Collateralized term loans - FMCC	380,680	386,349	5.9	6.9	3.9%	3.9%
Secured borrowings	107,731	129,182	14.4	15.3	9.9%	10.0%
Lines of credit	128,000	41,257	2.3	3.1	3.8%	2.8%
Preferred Equity - Sun NG Resorts - mandatorily redeemable	35,277	—	3.8	—	6.0%	—%
Preferred OP units - mandatorily redeemable	37,338	41,443	4.7	5.0	6.6%	6.7%
Total debt	$3,124,303	$3,079,238	9.0	8.9	4.5%	4.5%

Collateralized Term Loans

During the three months ended December 31, 2018, we repaid a term loan of $10.2 million with an interest rate of 5.66 percent. The loan was due to mature on February 28, 2019. Concurrently, we entered into a $21.7 million collateralized term loan with a 4.10 fixed interest rate and 20-year term.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended September 30, 2018, we entered into a $228.0 million collateralized term loan with a 4.10 percent fixed interest rate and a 20-year term. During the three months ended September 30, 2018, we repaid one collateralized term loan of $30.5 million with an interest rate of 6.34 percent, releasing one encumbered community, which was due to mature March 1, 2019. We recognized a loss on extinguishment of debt of $0.3 million as a result of the repayment transaction in our Consolidated Statement of Operations.

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

The collateralized term loans totaling $2.8 billion as of December 31, 2018, are secured by 185 properties comprised of 72,799 sites representing approximately $3.2 billion of net book value.

Secured Borrowings

See Note 4, “Collateralized Receivables and Transfers of Financial Assets,” for information regarding our collateralized receivables and secured borrowing transactions.

Preferred OP Units

Preferred OP units at December 31, 2018 and 2017 include $34.7 million of Aspen preferred OP units issued by the Operating Partnership. As of December 31, 2018, these units are convertible indirectly into 447,049 shares of our common stock. Subject to certain limitations, at any time prior to January 1, 2024, the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the market price of our common stock is $68.00 per share or less, 0.397 common OP units; or (b) if the market price of our common stock is greater than $68.00 per share, the number of common OP units is determined by dividing (i) the sum of (A) $27.00 plus (B) 25 percent of the amount by which the market price of our common stock exceeds $68.00 per share, by (ii) the per-share market price of our common stock. The current preferred distribution rate is 6.5 percent. On January 2, 2024, we are required to redeem all Aspen preferred OP units that have not been converted to common OP units.

Preferred OP units also include $2.7 million and $6.7 million at December 31, 2018 and 2017, respectively, of Series B-3 preferred OP units, which are not convertible. During the year ended December 31, 2018, we redeemed 41,051 of the Series B-3 preferred OP units at an average redemption price per unit, which included accrued and unpaid distributions, of $100.065753. In the aggregate, we paid $4.1 million to redeem these units. In January 2019, we redeemed all remaining 26,750 Series B-3 preferred OP units.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average redemption price per unit, which included accrued and unpaid distributions, was $100.153425. In the aggregate, we paid $2.7 million to redeem the Series B-3 preferred OP units.

Preferred Equity - Sun NG Resorts - mandatorily redeemable

In June 2018, in connection with the investment in Sun NG Resorts, $35.3 million of mandatorily redeemable Preferred Equity (“Preferred Equity - Sun NG Resorts”) was purchased by unrelated third parties. The Preferred Equity - Sun NG Resorts carries a preferred rate of return of 6.0 percent per annum. The Preferred Equity - Sun NG Resorts has a 7-year term and can be redeemed in the fourth quarter of 2022 at the holders’ option. The Preferred Equity - Sun NG Resorts as of December 31, 2018 was $35.3 million. Refer to Note 3, “Real Estate Acquisitions,” Note 8, “Consolidated Variable Interest Entities,” and Note 10, “Equity and Mezzanine Securities” for additional information.

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

The A&R Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the A&R Credit Agreement, which margin can range from 1.35 percent to 2.20 percent for the revolving loan. As of December 31, 2018, the margin based on our leverage ratio was 1.35 percent on the revolving loan. We had $128.0 million borrowings on the revolving loan and no borrowings on the term loan as of December 31, 2018.

The A&R Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but does reduce the borrowing amount available. At December 31, 2018 and December 31, 2017, $3.9 million and $1.3 million, respectively, of availability was used to back standby letters of credit.

We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us at least a twelve month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate as quoted in the Wall Street Journal on the first business day of each month or 6.0 percent. At December 31, 2018, the effective interest rate was 7.0 percent. The outstanding balance was zero and $4.0 million as of December 31, 2018 and December 31, 2017, respectively.

Covenants

Pursuant to the terms of the A&R Facility, we are subject to various financial and other covenants. The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution, and net worth requirements. At December 31, 2018, we were in compliance with all covenants.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term Debt Maturities

As of December 31, 2018, the total of maturities and amortization of our debt (excluding premiums and discounts) and lines of credit during the next five years were as follows (in thousands):

	Maturities and Amortization By Year
	Total Due	2019	2020	2021	2022	2023	Thereafter
Mortgage loans payable:
Maturities	$2,078,926	$—	$58,078	$270,680	$82,155	$307,465	$1,360,548
Principal amortization	734,675	58,164	59,630	58,843	56,822	53,437	447,779
Secured borrowings	107,731	5,265	5,746	6,171	6,379	6,374	77,796
Preferred Equity - Sun NG Resorts - mandatorily redeemable	35,277	—	—	—	35,277	—	—
Preferred OP units - mandatorily redeemable	37,338	2,675	—	—	—	—	34,663
Lines of credit	128,000	—	—	128,000	—	—	—
Total	$3,121,947	$66,104	$123,454	$463,694	$180,633	$367,276	$1,920,786

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

At the Market Offering Sales Agreement

In July 2017, we entered into a new at the market offering sales agreement (the “Sales Agreement”) with certain sales agents (collectively, the “Sales Agents”), whereby we may offer and sell shares of our common stock, having an aggregate offering price of up to $450.0 million, from time to time through the Sales Agents. The Sales Agents are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold from time to time under the Sales Agreement. Through December 31, 2018 we have sold shares of our common stock for gross proceeds of $163.8 million under the Sales Agreement.

Issuances of common stock under the Sales Agreement through December 31, 2018 were as follows:

Quarter Ended	Common Stock Issued	Weighted Average Sales Price	Net Proceeds (in Millions)
September 30, 2018	398,516	$100.19	$39.4
June 30, 2018	1,008,699	$92.98	$92.6
December 31, 2017	321,800	$93.33	$29.7

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Issuances of common stock under our previous at the market offering sales agreement during 2017 and 2016 were as follows:

Quarter Ended	Common Stock Issued	Weighted Average Sales Price	Net Proceeds (in Millions)
June 30, 2017	400,000	$85.01	$33.6
March 31, 2017	280,502	$76.47	$21.2
December 31, 2016	19,498	$75.90	$1.5
September 30, 2016	620,828	$76.81	$47.1
June 30, 2016	485,000	$71.86	$34.4

Equity Interests - NG Sun LLC

In June 2018, in connection with the investment in Sun NG Resorts, unrelated third parties purchased $6.5 million of Series B preferred equity interests and $15.4 million of common equity interest in Sun NG Resorts (herein jointly referred to as “Equity Interest - NG Sun LLC”). The Series B preferred equity interests carry a preferred return at a rate that, at any time, is equal to the interest rate on Sun NG Resorts’ indebtedness at such time. The current rate of return is 5.0 percent. The Equity Interests - NG Sun LLC do not have a fixed maturity date and can be redeemed in the fourth quarter of 2022 at the holders’ option. Sun NG LLC, our subsidiary, has the right during certain periods each year, with or without cause, or for cause at any time, to elect to buy NG Sun LLC’s interest. During a limited period in 2022, NG Sun LLC has the right to put its interest to Sun NG LLC. If either party exercises their option, the property management agreement will be terminated and the Company is required to purchase the remaining interests of NG Sun LLC and the property management agreement at fair value. Refer to Note 3, “Real Estate Acquisitions,” Note 8, “Consolidated Variable Interest Entities,” and Note 9, “Debt and Lines of Credit” for additional information.

Issuances of Common Stock and Common OP Units

In July 2017, we issued 298,900 shares of common stock totaling $26.4 million in connection with the acquisition of Pismo Dunes.

In June 2017, we issued a total of 23,311 common OP units for total consideration of $2.0 million in connection with acquisition activity during the three months ended June 30, 2017.

Conversions

Subject to certain limitations, holders can convert certain series of stock and OP units to shares of our common stock at any time. Below is the activity of conversions during 2018 and 2017:

		Year Ended December 31, 2018		Year Ended December 31, 2017
Series	Conversion Rate	Units/Shares	Common Stock	Units/Shares	Common Stock
Common OP unit	1	20,608	20,608	36,055	36,055
Series A-1 preferred OP unit	2.439	13,430	32,752	21,919	53,456
Series A-4 preferred OP unit	0.4444	13,765	6,116	10,000	4,440
Series A-4 preferred stock	0.4444	22,576	10,033	158,036	70,238
Series C preferred OP unit	1.11	1,919	2,130	16,806	18,651

Dividends

Dividend distributions declared for the quarter ended December 31, 2018 are as follows:

Dividend	Record Date	Payment Date	Distribution per Share	Total Distribution (in Thousands)
Common Stock, Common OP units and Restricted Stock	12/31/2018	1/15/2019	$0.71	$63,249
Series A-4 Preferred Stock	12/14/2018	12/31/2018	$0.40625	$432

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Repurchase Program

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock. We have 400,000 common shares remaining in the repurchase program. No common shares were repurchased during 2018 or 2017. There is no expiration date specified for the repurchase program.

11. Share-Based Compensation

As of December 31, 2018, we had two share-based compensation plans; the Sun Communities, Inc. 2015 Equity Incentive Plan (“2015 Equity Incentive Plan”) and the First Amended and Restated 2004 Non-Employee Director Option Plan (“2004 Non-Employee Director Option Plan”). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success, and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future.

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

2015 Equity Incentive Plan

At the Annual Meeting of Stockholders held on July 20, 2015, the stockholders approved the 2015 Equity Plan. The 2015 Equity Plan had been adopted by the Board and was effective upon approval by our stockholders. The maximum number of shares of common stock that may be issued under the 2015 Equity Plan is 1,750,000 shares of our common stock, with 1,136,194 shares remaining for future issuance.

2004 Non-Employee Director Option Plan

The director plan was approved by our stockholders at the Annual Meeting of Stockholders held on July 19, 2012. The director plan amended and restated in its entirety our 2004 Non-Employee Director Stock Option Plan. At the Annual Meeting of the Stockholders held on May 17, 2018, the stockholders approved the First Amendment to Sun Communities, Inc. First Amended and Restated 2004 Non-Employee Director Option Plan to increase the number of authorized shares under the plan by 200,000 shares.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The types of awards that may be granted under the director plan are options, restricted stock and OP units. Only non-employee directors are eligible to participate in the director plan. The maximum number of options, restricted stock and OP units that may be issued under the Director Plan is 375,000 shares, with 209,774 shares remaining for future issuance.

During the year ended December 31, 2018 and 2017, shares were granted as follows:

Award	Type	Plan	Shares Granted	Grant Date Fair Value Per Share		Vesting Type	Vesting Anniversary	Percentage
2018	Key Employees	2015 Equity Incentive Plan	16,500	$88.30	(1)	Time Based	2nd	35.0%
							3rd	35.0%
							4th	20.0%
							5th	5.0%
							6th	5.0%
2018	Key Employees	2015 Equity Incentive Plan	50,100	$86.97	(1)	Time Based	20% annually over 5 years
2018	Executive Officers	2015 Equity Incentive Plan	60,000	$87.24	(1)	Time Based	20% annually over 5 years
2018	Executive Officers	2015 Equity Incentive Plan	90,000	$65.24	(2)	Market Condition	3rd	100.0%
2018	Directors	2004 Non-Employee Director Option Plan	16,800	$85.28	(1)	Time Based	3rd	100.0%
2017	Key Employees	2015 Equity Incentive Plan	2,500	$84.18	(1)	Time Based	2nd	35.0%
							3rd	35.0%
							4th	20.0%
							5th	5.0%
							6th	5.0%
2017	Executive Officers	2015 Equity Incentive Plan	100,000	$79.30	(1)	Time Based	3rd	20.0%
							4th	30.0%
							5th	35.0%
							6th	10.0%
							7th	5.0%
2017	Executive Officers	2015 Equity Incentive Plan	100,000	$72.39	(3)	Market & Performance Conditions	Multiple tranches through March 2022
2017	Directors	2004 Non-Employee Director Option Plan	16,900	$79.64	(1)	Time Based	3rd	100.0%
(1) Grant date fair value is measured based on the closing price of our common stock on the date(s) shares are issued.
(2) Share-based compensation for restricted stock awards with market conditions is measured based on an estimate of shares expected to vest. We estimate the fair value of share-based compensation for restricted stock with market conditions using a Monte Carlo simulation. At the grant date, our common stock price was $87.24. Based on the Monte Carlo simulation we expect 74.8% of the 90,000 shares to vest.
(3) Share-based compensation for restricted stock awards with market and performance conditions is measured based on an estimate of shares expected to vest. We estimate the fair value of share-based compensation for restricted stock with market conditions using a Monte Carlo simulation. At the grant date, our common stock price was $79.30. Based on the Monte Carlo simulation we expect 91.3% of the 100,000 shares to vest.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our restricted stock activity for the years ended December 31, 2018, 2017, and 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted shares at January 1, 2016	813,260	$50.59
Granted	227,800	$69.43
Vested	(165,631)	$45.90
Forfeited	(33,795)	$56.49
Unvested restricted shares at December 31, 2016	841,634	$56.38
Granted	219,400	$79.38
Vested	(196,412)	$47.60
Forfeited	(4,769)	$56.43
Unvested restricted shares at December 31, 2017	859,853	$64.25
Granted	233,400	$87.12
Vested	(214,111)	$54.69
Forfeited	(8,025)	$72.16
Unvested restricted shares at December 31, 2018	871,117	$72.65

Total compensation cost recognized for restricted stock was $15.1 million, $12.7 million, and $9.6 million for the years ended December 31, 2018, 2017, and 2016, respectively. The total fair value of shares vested was $11.7 million, $9.3 million, and $7.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The remaining share-based compensation cost, net related to our unvested restricted shares outstanding as of December 31, 2018 is approximately $37.5 million. The following table summarizes our expected share-based compensation cost, net related to our unvested restricted shares, in millions:

	2019	2020	2021	Thereafter
Expected share-based compensation costs, net	$13.0	$12.0	$6.9	$5.6

Options

During 2018, there were no non-employee director options exercised. At December 31, 2018, 3,000 fully vested non-employee director options remained outstanding with an intrinsic value of $0.2 million. These options had a weighted average exercise price of $33.45 and a weighted average contractual term of 2.1 years. No options have been granted, and there has been no compensation expense associated with non-vested stock option awards for the years ended December 31, 2018, 2017, or 2016.

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

Transactions between our segments are eliminated in consolidation. Transient RV revenue is included in the Real Property Operations segment revenues and is approximately $106.2 million for the year ended December 31, 2018. In 2018, transient RV revenue was recognized 20.7 percent in the first quarter, 20.3 percent in the second quarter, 42.6 percent in the third quarter, and 16.4 percent in the fourth quarter.

A presentation of our segment financial information is summarized as follows (amounts in thousands):

	Year Ended December 31, 2018
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$880,080	$219,688	$1,099,768
Operating expenses / Cost of sales	330,275	146,432	476,707
NOI / Gross profit	549,805	73,256	623,061
Adjustments to arrive at net income / (loss):
Interest and other revenues, net	27,057	—	27,057
Home selling expense	—	(15,722)	(15,722)
General and administrative	(70,042)	(11,396)	(81,438)
Transaction costs	(470)	(2)	(472)
Catastrophic weather related charges, net	140	(232)	(92)
Depreciation and amortization	(218,617)	(68,645)	(287,262)
Loss on extinguishment of debt	(2,657)	—	(2,657)
Interest	(129,068)	(21)	(129,089)
Interest on mandatorily redeemable preferred OP units	(3,694)	—	(3,694)
Remeasurement of marketable securities	(3,639)	—	(3,639)
Other expense, net	(6,414)	(39)	(6,453)
Income from nonconsolidated affiliates	—	646	646
Current tax expense	(372)	(223)	(595)
Deferred tax benefit	507	—	507
Net income / (loss)	142,536	(22,378)	120,158
Less: Preferred return to preferred OP units	4,486	—	4,486
Less: Amounts attributable to noncontrolling interests	9,532	(1,089)	8,443
Net income / (loss) attributable to Sun Communities, Inc.	128,518	(21,289)	107,229
Less: Preferred stock distributions	1,736	—	1,736
Net income / (loss) attributable to Sun Communities, Inc. common stockholders	$126,782	$(21,289)	$105,493

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2017
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$779,739	$177,957	$957,696
Operating expenses / Cost of sales	290,002	117,228	407,230
NOI / Gross profit	489,737	60,729	550,466
Adjustments to arrive at net income / (loss):
Interest and other revenues, net	24,875	(1)	24,874
Home selling expenses	—	(12,457)	(12,457)
General and administrative	(64,735)	(9,497)	(74,232)
Transaction costs	(9,812)	11	(9,801)
Catastrophic weather related charges, net	(7,856)	(496)	(8,352)
Depreciation and amortization	(199,960)	(61,576)	(261,536)
Loss on extinguishment of debt	(6,019)	—	(6,019)
Interest	(127,113)	(15)	(127,128)
Interest on mandatorily redeemable preferred OP units	(3,114)	—	(3,114)
Other income / (expense), net	8,983	(1)	8,982
Current tax expense	(62)	(384)	(446)
Deferred tax benefit	582	—	582
Net income / (loss)	105,506	(23,687)	81,819
Less: Preferred return to preferred OP units	4,581	—	4,581
Less: Amounts attributable to noncontrolling interests	6,319	(1,264)	5,055
Net income / (loss) attributable to Sun Communities, Inc.	94,606	(22,423)	72,183
Less: Preferred stock distribution	7,162	—	7,162
Net income / (loss) attributable to Sun Communities, Inc. common stockholders	$87,444	$(22,423)	$65,021

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2016
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$654,341	$158,287	$812,628
Operating expenses / Cost of sales	241,363	104,781	346,144
Net operating income / Gross profit	412,978	53,506	466,484
Adjustments to arrive at net income / (loss):
Interest and other revenues, net	21,150	—	21,150
Home selling expenses	—	(9,744)	(9,744)
General and administrative	(55,481)	(8,181)	(63,662)
Transaction costs	(31,863)	(51)	(31,914)
Catastrophic weather related charges, net	(1,147)	(25)	(1,172)
Depreciation and amortization	(166,296)	(55,474)	(221,770)
Loss on extinguishment of debt	(1,127)	—	(1,127)
Interest	(119,150)	(13)	(119,163)
Interest on mandatorily redeemable preferred OP units	(3,152)	—	(3,152)
Other expenses, net	(4,675)	(1)	(4,676)
Income from nonconsolidated affiliates	500	—	500
Current tax expense	(471)	(212)	(683)
Deferred tax benefit	400	—	400
Net income / (loss)	51,666	(20,195)	31,471
Less: Preferred return to preferred OP units	5,006	—	5,006
Less: Amounts attributable to noncontrolling interests	1,455	(1,305)	150
Net income / (loss) attributable to Sun Communities, Inc.	45,205	(18,890)	26,315
Less: Preferred stock distribution	8,946	—	8,946
Net income / (loss) attributable to Sun Communities, Inc. common stockholders	$36,259	$(18,890)	$17,369

	December 31, 2018			December 31, 2017
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$5,586,444	$531,872	$6,118,316	$5,172,521	$472,833	$5,645,354
Cash and cash equivalents	24,343	25,968	50,311	(7,649)	17,776	10,127
Inventory of manufactured homes	—	49,199	49,199	—	30,430	30,430
Notes and other receivables, net	145,673	14,404	160,077	149,798	13,698	163,496
Collateralized receivables, net	106,924	—	106,924	128,246	—	128,246
Other assets, net	189,064	36,135	225,199	130,455	3,849	134,304
Total assets	$6,052,448	$657,578	$6,710,026	$5,573,371	$538,586	$6,111,957

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

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation, which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the year ended December 31, 2018.

As a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on the ordinary taxable income we distribute to our stockholders as dividends. If we fail to qualify as a REIT in any taxable year, our taxable income could be subject to U.S. federal income tax at regular corporate rates (including any applicable alternative minimum tax (“AMT”) in 2017 as AMT is no longer applicable for years beginning after 2017). Even if we qualify as a REIT, we may be subject to certain state and local income taxes as well as U.S. federal income and excise taxes on our undistributed income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries (“TRSs”) is subject to federal, state and local income taxes. The Company is also subject to income taxes in Canada as a result of the acquisition of Carefree in 2016 and in Australia as a result of our investment in Ingenia Communities Group in 2018. We do not provide for withholding taxes on our undistributed earnings from our Canadian subsidiaries as they are reinvested and will continue to be reinvested indefinitely outside the United States.

For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, and return of capital. For the years ended December 31, 2018, 2017, and 2016, distributions paid per share were taxable as follows (unaudited / rounded):

	Years Ended December 31,
	2018		2017		2016
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income (1)	$1.58	56.4%	$0.83	31.2%	$0.81	31.2%
Capital gain	0.13	4.8%	—	—%	0.51	19.6%
Return of capital	1.09	38.8%	1.83	68.8%	1.28	49.2%
Total distributions declared	$2.80	100.0%	$2.66	100.0%	$2.60	100.0%

(1) 100% of the ordinary taxable dividend qualifies as Section 199A dividend for 2018.

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

The components of our provision / (benefit) for income taxes attributable to continuing operations for the year ended December 31, 2018 and 2017 are as follows (amounts in thousands):

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2018	Year Ended December 31, 2017
Federal
Current	$(102)	$(181)
State and Local
Current	701	675
Deferred	11	(11)
Foreign
Current	(4)	(48)
Deferred	(518)	(571)

Total Provision / (Benefit)	$88	$(136)

A reconciliation of the provision / (benefit) for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the year ended December 31, 2018 and 2017 is as follows (amounts in thousands):

	Year Ended December 31, 2018		Year Ended December 31, 2017
Pre-tax loss attributable to taxable subsidiaries	$(7,299)		$(17,404)

Federal provision / (benefit) at statutory tax rate	(1,534)	21.0%	(5,918)	34.0%
State and local taxes, net of federal benefit	—	—%	(3)	—%
Alternative minimum tax	—	—%	—	—%
Rate differential	(112)	1.5%	318	(1.8)%
Change in valuation allowance	2,885	(39.5)%	(21,322)	122.5%
Change in deferred tax asset	—	—%	25,885	(148.7)%
Others	(1,576)	21.6%	360	(2.1)%
Tax (benefit) / provision - taxable subsidiaries	(337)	4.6%	(680)	3.9%
Other state taxes - flow through subsidiaries	425		544
Total provision / (benefit)	$88		$(136)

Our deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards, and depreciation and basis differences between tax and U.S. GAAP.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred tax assets and liabilities included in the consolidated balance sheets are comprised of the following tax effects of temporary differences and based on the Tax Act (amounts in thousands):

	As of December 31,
	2018	2017
Deferred Tax Assets
NOL carryforwards	$18,071	$19,739
Depreciation and basis differences	28,140	23,523
Other	784	1,272
Gross deferred tax assets	46,995	44,534
Valuation allowance	(44,817)	(41,932)
Net deferred tax assets	2,178	2,602

Deferred Tax Liabilities
Basis differences - foreign investment	(22,406)	(25,114)
Gross deferred tax liabilities	(22,406)	(25,114)

Net Deferred Tax Liability (1)	$(20,228)	$(22,512)

(1) Net deferred tax liability is included within Other liabilities in our Consolidated Balance Sheets.

SHS had U.S. operating loss carryforwards of $73.6 million, or $15.6 million after tax, as of December 31, 2018. The loss carryforwards will begin to expire in 2023 through 2035 if not offset by future taxable income. In addition, our Canadian subsidiaries have operating loss carryforwards of $9.3 million, or $2.5 million after tax, as of December 31, 2018. The loss carryforwards will begin to expire in 2033 through 2038 if not offset by future taxable income.

We had no unrecognized tax benefits as of December 31, 2018 and 2017. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2018.

We classify certain state taxes as income taxes for financial reporting purposes. We recorded a provision for state income taxes of $0.7 million for the year ended December 31, 2018, $0.7 million for the year ended December 31, 2017, and $0.4 million for the year ended December 31, 2016.

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

Our policy is to report income tax penalties and income tax related interest expense as a component of income tax expense. No interest or penalty associated with any unrecognized income tax benefit or provision was accrued, nor was any income tax related interest or penalty recognized during the years ended December 31, 2018, 2017 and 2016.

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

Computations of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Numerator
Net income attributable to common stockholders	$105,493	$65,021	$17,369
Allocation to restricted stock awards	(831)	(455)	115
Basic earnings: net income attributable to common stockholders after allocation	$104,662	$64,566	$17,484
Allocation of income to restricted stock awards	831	455	(115)
Diluted earnings: net income attributable to common stockholders after allocation	$105,493	$65,021	$17,369
Denominator
Weighted average common shares outstanding	81,387	76,084	65,856
Add: dilutive stock options	2	2	8
Add: dilutive restricted stock	651	625	457
Diluted weighted average common shares and securities	82,040	76,711	66,321
Earnings per share available to common stockholders after allocation:
Basic	$1.29	$0.85	$0.27
Diluted	$1.29	$0.85	$0.26

We have excluded certain securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Common OP units	2,726	2,746	2,759
Series A-1 preferred OP units	332	345	367
Series A-3 preferred OP units	40	40	40
Series A-4 preferred OP units	410	424	634
Series A-4 preferred stock	1,063	1,085	1,682
Series C preferred OP units	314	316	333
Aspen preferred OP units	1,284	1,284	1,284
Total securities	6,169	6,240	7,099

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Selected Quarterly Financial Information (Unaudited)

The following is a condensed summary of our unaudited quarterly results for years ended December 31, 2018 and 2017. Income per share for the year may not equal the sum of the fiscal quarters’ income per share due to changes in basic and diluted shares outstanding.

	Quarters
	1st	2nd	3rd	4th
	(In thousands, except per share amounts)
2018
Total Revenues	$257,975	$271,434	$323,412	$274,004
Total Expenses	221,871	245,091	273,040	257,131
Income before other items	$36,104	$26,343	$50,372	$16,873

Net Income Attributable to Sun Communities, Inc. Common Stockholders	$29,986	$20,408	$46,060	$9,039

Earnings per share:
Basic	$0.38	$0.25	$0.56	$0.11
Diluted	$0.38	$0.25	$0.56	$0.11

2017
Total Revenues	$234,400	$237,899	$268,245	$242,026
Total Expenses	209,816	222,452	242,751	234,850
Income before other items	$24,584	$15,447	$25,494	$7,176

Net Income Attributable to Sun Communities, Inc. Common Stockholders	$21,104	$12,364	$24,115	$7,438

Earnings per share:
Basic	$0.29	$0.16	$0.31	$0.09
Diluted	$0.29	$0.16	$0.31	$0.09

16. Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, cash equivalents and restricted cash, marketable securities, accounts and notes receivable, accounts payable, and debt.

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

Marketable Securities

In November 2018, we purchased marketable securities on the Australian Securities Exchange (“ASX”) for total consideration of $54 million US. The marketable securities held by us accounted for under the ASC 321 “Investment Equity Securities” are measured at fair value. Any change in fair value is recognized in the Consolidated Statement of Operations in Remeasurement of marketable securities in accordance with ASU 2016-01 “Financial Instruments - Overall (Subtopic 825-10): Recognition and measurement of financial assets and financial liabilities.” The fair value is measured by the quoted unadjusted share price of which is readily available in active markets (Level 1).

Installment Notes Receivable on Manufactured Homes

The net carrying value of the installment notes receivable on manufactured homes estimates the fair value as the interest rates in the portfolio are comparable to current prevailing market rates (Level 2). Refer Note 5, “Notes and Other Receivables.”

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair market values due to the short-term nature of these instruments.

The table below sets forth our financial assets and liabilities that required disclosure of their fair values on a recurring basis as of December 31, 2018. The table presents the carrying values and fair values of our financial instruments as of December 31, 2018 and December 31, 2017 that were measured using the valuation techniques described above (in thousands). The table excludes other financial instruments such as cash, cash equivalents and restricted cash, accounts receivable, and accounts payable as the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	December 31, 2018		December 31, 2017
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Marketable securities	$49,037	$49,037	$—	$—
Installment notes receivable on manufactured homes, net	$112,798	$112,798	$115,797	$115,797
Collateralized receivables, net	$106,924	$106,924	$128,246	$128,246
Financial liabilities
Debt (excluding secured borrowings)	$2,888,572	$2,757,649	$2,908,799	$2,726,770
Secured borrowings	$107,731	$107,731	$129,182	$129,182
Lines of credit	$128,000	$128,000	$41,257	$41,257
Other liabilities (contingent consideration)	$4,640	$4,640	$6,976	$6,976

17. Recent Accounting Pronouncements

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

With the adoption of ASU 2017-01, substantially all of our future property acquisitions are accounted for as asset acquisitions. We allocate the purchase price of these properties on a relative fair value basis and capitalize direct acquisition related costs as part of the purchase price. Acquisitions costs that do not meet the criteria to be capitalized will be expensed as incurred and presented as General and administrative costs in our Consolidated Statements of Operations.

On January 1, 2018, we adopted ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash.” This update required inclusion of restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table reconciles our beginning-of-period and end-of-period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$50,311	$10,127	$8,164
Restricted cash	11,951	13,382	17,149
Cash, cash equivalents and restricted cash	$62,262	$23,509	$25,313

Recent Accounting Pronouncements - Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are evaluating how this guidance will impact our accounting policies regarding assessment of, and allowance for, loan losses.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” The core principle of this update is that a lessee should recognize the right of use (“ROU”) asset and corresponding liabilities in the Consolidated Balance Sheet that arise from lease agreements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We will adopt the amendment in the first quarter 2019 using the prospective approach. Our income from real property and rental home revenue streams is derived from rental agreements where we are the lessor. The new accounting standard narrowed the definition of initial direct costs which can be capitalized. The new standard defines initial direct costs as the incremental costs of signing a lease. Employee salaries, legal fees rendered prior to the execution of a lease, negotiation costs, advertising and other origination effort costs no longer meet the definition of initial direct costs and will not be capitalized. These costs will be included in general and administrative costs, or property operating and maintenance expense, in our Consolidated Statement of Operations. Certain commissions will be capitalized as initial direct costs pursuant to adoption of the standard. We are the lessee in other arrangements, primarily for our executive offices, ground leases at certain communities and certain property. For leases with a term greater than one year, a ROU asset and corresponding liabilities will be included on the Consolidated Balance Sheet. The ROU asset and corresponding liabilities are measured as the estimated present value of minimum lease payments at the commencement of the lease agreement and discounted by our incremental borrowing rate of a collateralized term loan. As of January 1, 2019, we expect to recognize operating lease ROU assets of $40.0 million to $50.0 million which will include the present value of minimum lease payments as well as certain existing below market lease intangibles associated with such leases. Also upon adoption, we expect to recognize operating lease liabilities of $15.0 million to $25.0 million. We will elect certain practical expedients allowable by the ASU, including the expedient to forego separation of lease and non-lease component of lessee contracts, resulting in a gross-up effect on the balance sheet assets and liabilities. Additionally for all leases, we will elect the package of practical expedients, which permits the Company not to reassess expired or existing contracts containing a lease, the lease classification for expired or existing contracts, and measurement of initial direct costs for any existing leases.

In August 2018, the FASB issued ASU 2018-15 “Intangibles- Goodwill and Other - Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software. The amendments in this update are effective for fiscal years beginning after December 15, 2020. Early adoption of the amendments in this update is permitted, including adoption in any interim period, for all entities. We are currently evaluating the potential impact of adoption of this standard on our consolidated financial statements.

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

Year Ended December 31, 2018
Total estimated insurance receivable - December 31, 2017	$23.7
Change in estimated insurance recoveries	9.2
Business interruption payment receivable	2.2
Advances from insurer	(16.4)
Total estimated insurance receivable - December 31, 2018	$18.7

Changes in estimated insurance recoveries for damages during the year ended December 31, 2018, were primarily the result of incremental invoices for which the total costs exceeded the applicable deductible and confirmation of payment on the business interruption insurance claim.

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

19. Related Party Transactions

Lease of Executive Offices. Gary A. Shiffman, together with certain of his family members, indirectly owns an equity interest of approximately 28.1 percent in American Center LLC, the entity from which we lease office space for our principal executive offices. Each of Brian M. Hermelin, Ronald A. Klein and Arthur A. Weiss indirectly owns a less than one percent interest in American Center LLC. Mr. Shiffman is our Chief Executive Officer and Chairman of the Board. Each of Mr. Hermelin, Mr. Klein and Mr. Weiss is a director of the Company. Under this agreement, we lease approximately 103,100 rentable square feet of permanent space. The initial term of the lease is until October 31, 2026, and the average gross base rent is $18.55 per square foot until October 31, 2019 with graduated rental increases thereafter. Each of Mr. Shiffman, Mr. Hermelin, Mr. Klein and Mr. Weiss may have a conflict of interest with respect to his obligations as our officer and/or director and his ownership interest in American Center LLC.

Legal Counsel. During 2015-2018, Jaffe, Raitt, Heuer, & Weiss, Professional Corporation acted as our general counsel and represented us in various matters. Arthur A. Weiss is the Chairman of the Board of Directors and a shareholder of such firm. We incurred legal fees and expenses owed to Jaffe, Raitt, Heuer, & Weiss of approximately $7.1 million, $5.0 million and $8.0 million in the years ended December 31, 2018, 2017 and 2016, respectively.

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

20. Subsequent Events

Subsequent to the quarter ended December 31, 2018, we acquired seven communities for $324.7 million, containing 2,956 MH sites and 612 RV sites.

Subsequent to the quarter, we completed a $265.0 million twenty-five year term loan transaction which carries an interest rate of 4.17 percent. Concurrently, we repaid a $187.9 million term loan which was due to mature in January 2030.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 31, 2019, the Operating Partnership created a new class of OP units named Series D Preferred OP Units in conjunction with the acquisition of a MH community in Oregon City, Oregon. As of February 14, 2019, 488,958 Series D Preferred OP Units were outstanding. The Series D Preferred OP Units provide for quarterly distributions on the $100 per unit issue price of 3.75% per year until January 31, 2021, and 4.0% per year thereafter.

We have evaluated our Consolidated Financial Statements for subsequent events through the date that this Form 10-K was issued.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2018
(amounts in thousands)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2018
(amounts in thousands)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2018
(amounts in thousands)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2018
(amounts in thousands)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2018
(amounts in thousands)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2018
(amounts in thousands)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2018
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2018
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
49’er Village RV Resort	Plymouth, CA	—	$2,180	$10,710	$—		$2,006	$2,180	$12,716	$14,896	$(717)	2017	(A)
Academy / West Point	Canton, MI	B	1,485	14,278	—		8,768	1,485	23,046	24,531	(12,046)	2000	(A)
Adirondack Gateway RV Resort & Campground	Gansevoort, NY	—	620	1,970	—		2,563	620	4,533	5,153	(384)	2016	(A)
Allendale Meadows Mobile Village	Allendale, MI	—	366	3,684	—		10,892	366	14,576	14,942	(8,647)	1996	(A)
Alpine Meadows Mobile Village	Grand Rapids, MI	A	729	6,692	—		9,893	729	16,585	17,314	(9,691)	1996	(A&C)
Alta Laguna	Rancho Cucamonga, CA	D	23,736	21,088	—		1,405	23,736	22,493	46,229	(1,953)	2016	(A)
Apple Carr Village	Muskegon, MI	—	800	6,172	334		13,629	1,134	19,801	20,935	(4,090)	2011	(A&C)
Apple Creek	Amelia, OH	B	543	5,480	—		3,058	543	8,538	9,081	(4,313)	1999	(A)
Arbor Terrace RV Park	Bradenton, FL	C	456	4,410	—		4,709	456	9,119	9,575	(4,718)	1996	(A)
Arbor Woods	Ypsilanti, MI	—	3,340	12,385	—		10,778	3,340	23,163	26,503	(1,346)	2017	(A)
Archview RV Resort & Campground (4)	Moab, UT	—	6,289	8,419	—		—	6,289	8,419	14,708	(156)	2018	(A)
Ariana Village	Lakeland, FL	D	240	2,195	—		1,585	240	3,780	4,020	(2,224)	1994	(A)
Arran Lake RV Resort & Campground	Allenford, ON	—	1,190	1,175	(81)	(1)	254	1,109	1,429	2,538	(125)	2016	(A)
Austin Lone Star RV Resort	Austin, TX	—	630	7,913	—		2,075	630	9,988	10,618	(870)	2016	(A)
Autumn Ridge	Ankeny, IA	D	890	8,054	(33)	(3)	4,908	857	12,962	13,819	(7,521)	1996	(A)
Bahia Vista Estates	Sarasota, FL	—	6,810	17,650	—		1,381	6,810	19,031	25,841	(1,633)	2016	(A)
Baker Acres RV Resort	Zephyrhills, FL	E	2,140	11,880	—		1,939	2,140	13,819	15,959	(1,216)	2016	(A)
Bell Crossing	Clarksville, TN	B	717	1,916	(13)	(3)	8,364	704	10,280	10,984	(5,798)	1999	(A&C)
Big Timber Lake RV Camping Resort	Cape May Court House, NJ	A	590	21,308	—		2,027	590	23,335	23,925	(4,936)	2013	(A)
Big Tree RV Resort	Arcadia, FL	—	1,250	13,534	—		2,063	1,250	15,597	16,847	(1,375)	2016	(A)
Blazing Star	San Antonio, TX	C	750	6,163	—		1,733	750	7,896	8,646	(2,096)	2012	(A)
Blue Heron Pines	Punta Gorda, FL	E	410	35,294	—		4,195	410	39,489	39,899	(4,447)	2015	(A&C)
Blue Jay MH & RV Resort	Dade City, FL	—	2,040	9,679	—		1,422	2,040	11,101	13,141	(936)	2016	(A)
Blue Star / Lost Dutchman MH & RV Resort	Apache Junction, AZ	E	5,120	12,720	—		5,946	5,120	18,666	23,786	(2,885)	2014	(A)
Blueberry Hill	Bushnell, FL	C	3,830	3,240	—		3,545	3,830	6,785	10,615	(1,906)	2012	(A)
Boulder Ridge	Pflugerville, TX	B	1,000	500	3,324		32,283	4,324	32,783	37,107	(12,231)	1998	(C)
Branch Creek Estates	Austin, TX	D	796	3,716	—		6,151	796	9,867	10,663	(6,287)	1995	(A&C)
Brentwood Estates	Hudson, FL	E	1,150	9,359	—		2,593	1,150	11,952	13,102	(1,490)	2015	(A)
Brentwood Mobile Village	Kentwood, MI	B	385	3,592	—		2,091	385	5,683	6,068	(3,527)	1996	(A)
Brentwood West	Mesa, AZ	—	13,620	24,202	—		1,070	13,620	25,272	38,892	(4,001)	2014	(A)
Brookside Mobile Home Village	Goshen, IN	B	260	1,080	386		18,380	646	19,460	20,106	(9,204)	1985	(A&C)
Brookside Village	Kentwood, MI	D	170	5,564	—		323	170	5,887	6,057	(1,496)	2011	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2018
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2018
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Buttonwood Bay MH & RV Resort	Sebring, FL	D	1,952	18,294	—	7,109	1,952	25,403	27,355	(13,596)	2001	(A)
Byron Center Mobile Village	Byron Center, MI	A	253	2,402	—	2,002	253	4,404	4,657	(2,792)	1996	(A)
Caliente Sands	Cathedral City, CA	—	1,930	6,710	—	221	1,930	6,931	8,861	(358)	2017	(A)
Camelot Villa	Macomb, MI	A	910	21,211	—	11,972	910	33,183	34,093	(7,307)	2013	(A)
Campers Haven RV Resort	Dennisport, MA	—	14,260	11,915	—	2,395	14,260	14,310	28,570	(1,177)	2016	(A)
Candlelight Manor	South Daytona, FL	—	3,140	3,867	—	1,903	3,140	5,770	8,910	(427)	2016	(A)
Candlelight Village	Sauk Village, IL	A	600	5,623	—	11,641	600	17,264	17,864	(9,256)	1996	(A)
Canyonlands RV Resort & Campground (4)	Moab, UT	—	3,661	7,415	—	41	3,661	7,456	11,117	(148)	2018	(A)
Cape May Crossing	Cape May, NJ	—	270	1,693	—	476	270	2,169	2,439	(185)	2016	(A)
Cape May KOA	Cape May, NJ	C	650	7,736	—	7,302	650	15,038	15,688	(3,572)	2013	(A)
Carolina Pines RV Resort (5)	Longs, SC	—	5,900	—	—	10,521	5,900	10,521	16,421	—	2017	(A)
Carriage Cove	Sanford, FL	E	6,050	21,235	—	2,341	6,050	23,576	29,626	(3,752)	2014	(A)
Carrington Pointe	Ft. Wayne, IN	—	1,076	3,632	—	15,234	1,076	18,866	19,942	(6,886)	1997	(A&C)
Castaways RV Resort & Campground	Berlin, MD	A	14,320	22,277	—	5,029	14,320	27,306	41,626	(5,015)	2014	(A&C)
Cava Robles RV Resort	Paso Robles, CA	—	1,396	—	—	37,097	1,396	37,097	38,493	(866)	2014	(C)
Cave Creek	Evans, CO	B	2,241	15,343	—	9,463	2,241	24,806	27,047	(9,209)	2004	(C)
Central Park MH & RV Resort	Haines City, FL	—	2,600	10,405	—	1,482	2,600	11,887	14,487	(1,040)	2016	(A)
Chisholm Point Estates	Pflugerville, TX	—	609	5,286	—	4,354	609	9,640	10,249	(5,950)	1995	(A&C)
Cider Mill Crossings	Fenton, MI	C	520	1,568	—	31,130	520	32,698	33,218	(6,890)	2011	(A&C)
Cider Mill Village	Middleville, MI	A	250	3,590	—	2,940	250	6,530	6,780	(2,138)	2011	(A)
Citrus Hill RV Resort	Dade City, FL	—	1,170	2,422	—	1,268	1,170	3,690	4,860	(297)	2016	(A)
Clear Water Mobile Village	South Bend, IN	B	80	1,270	61	6,419	141	7,689	7,830	(4,222)	1986	(A)
Club Naples	Naples, FL	C	5,780	4,952	—	2,852	5,780	7,804	13,584	(2,332)	2011	(A)
Club Wildwood	Hudson, FL	E	14,206	21,275	—	1,005	14,206	22,280	36,486	(1,886)	2016	(A)
Cobus Green Mobile Home Park	Osceola, IN	A	762	7,037	—	8,264	762	15,301	16,063	(8,928)	1993	(A)
Colony in the Wood	Port Orange, FL	—	5,650	26,828	16	445	5,666	27,273	32,939	(466)	2017	(A&C)
Comal Farms	New Braunfels, TX	C	1,455	1,732	—	9,240	1,455	10,972	12,427	(5,153)	2000	(A&C)
Compass RV Resort (4)	St. Augustine, FL	—	4,151	10,480	—	37	4,151	10,517	14,668	(193)	2018	(A)
Continental North	Davison, MI	A	749	6,089	—	16,332	749	22,421	23,170	(11,407)	1996	(A&C)
Country Acres Mobile Village	Cadillac, MI	A	380	3,495	—	3,775	380	7,270	7,650	(4,301)	1996	(A)
Country Hills Village	Hudsonville, MI	A	340	3,861	—	693	340	4,554	4,894	(1,286)	2011	(A)
Country Meadows Mobile Village	Flat Rock, MI	B	924	7,583	296	19,467	1,220	27,050	28,270	(16,314)	1994	(A&C)
Country Meadows Village	Caledonia, MI	C	550	5,555	—	8,218	550	13,773	14,323	(2,543)	2011	(A&C)
Country Squire MH & RV Resort	Paisley, FL	—	520	1,719	—	1,272	520	2,991	3,511	(255)	2016	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2018
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2018
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Countryside Estates	Mckean, PA	E	320	11,610	—		1,534	320	13,144	13,464	(2,042)	2014	(A)
Countryside Village	Great Falls, MT	C	430	7,157	—		1,025	430	8,182	8,612	(1,268)	2014	(A)
Countryside Village of Atlanta	Lawrenceville, GA	C	1,274	10,957	—		9,478	1,274	20,435	21,709	(6,080)	2004	(A&C)
Countryside Village of Gwinnett	Buford, GA	A	1,124	9,539	—		2,418	1,124	11,957	13,081	(5,831)	2004	(A)
Countryside Village of Lake Lanier	Buford, GA	B	1,916	16,357	—		8,348	1,916	24,705	26,621	(11,509)	2004	(A)
Craigleith RV Resort & Campground	Clarksburg, ON	—	420	705	(28)	(1)	458	392	1,163	1,555	(74)	2016	(A)
Creekwood Meadows	Burton, MI	A	808	2,043	404		14,796	1,212	16,839	18,051	(9,494)	1997	(C)
Cutler Estates Mobile Village	Grand Rapids, MI	B	749	6,941	—		3,795	749	10,736	11,485	(6,665)	1996	(A)
Cypress Greens	Lake Alfred, FL	E	960	17,518	—		1,882	960	19,400	20,360	(2,314)	2015	(A)
Daytona Beach RV Resort	Port Orange, FL	—	2,300	7,158	—		2,210	2,300	9,368	11,668	(845)	2016	(A)
Deer Lake RV Resort & Campground	Huntsville, ON	—	2,830	4,260	(192)	(1)	358	2,638	4,618	7,256	(385)	2016	(A)
Deerfield Run	Anderson, IN	C	990	1,607	—		6,772	990	8,379	9,369	(4,135)	1999	(A&C)
Deerwood	Orlando, FL	B	6,920	37,593	—		4,743	6,920	42,336	49,256	(5,265)	2015	(A)
Desert Harbor	Apache Junction, AZ	E	3,940	14,891	—		314	3,940	15,205	19,145	(2,367)	2014	(A)
Driftwood RV Resort & Campground	Clermont, NJ	D	1,450	29,851	—		2,985	1,450	32,836	34,286	(5,689)	2014	(A)
Dunedin RV Resort	Dunedin, FL	E	4,400	16,923	—		2,370	4,400	19,293	23,693	(1,657)	2016	(A)
Dutton Mill Village	Caledonia, MI	A	370	8,997	—		1,840	370	10,837	11,207	(2,949)	2011	(A)
Eagle Crest	Firestone, CO	D	2,015	150	—		30,681	2,015	30,831	32,846	(15,698)	1998	(C)
East Fork Crossing	Batavia, OH	C	1,280	6,302	—		19,369	1,280	25,671	26,951	(10,734)	2000	(A&C)
East Village Estates	Washington Twp, MI	A	1,410	25,413	—		5,123	1,410	30,536	31,946	(7,305)	2012	(A)
Egelcraft	Muskegon, MI	D	690	22,596	—		2,136	690	24,732	25,422	(4,068)	2014	(A)
Ellenton Gardens RV Resort	Ellenton, FL	E	2,130	7,755	—		2,121	2,130	9,876	12,006	(850)	2016	(A)
Emerald Coast MH & RV Resort (2)	Panama City Beach, FL	—	10,330	9,070	—		531	10,330	9,601	19,931	(518)	2017	(A)
Fairfield Village	Ocala, FL	B	1,160	18,673	—		475	1,160	19,148	20,308	(2,319)	2015	(A)
Fiesta Village MH & RV Resort	Mesa, AZ	—	2,830	4,475	—		1,235	2,830	5,710	8,540	(868)	2014	(A)
Fisherman’s Cove	Flint Twp, MI	A	380	3,438	—		4,369	380	7,807	8,187	(4,982)	1993	(A)
Forest Meadows	Philomath, OR	A	1,031	2,050	—		588	1,031	2,638	3,669	(1,440)	1999	(A)
Forest View	Homosassa, FL	B	1,330	22,056	—		735	1,330	22,791	24,121	(2,748)	2015	(A)
Fort Tatham RV Resort & Campground	Sylva, NC	—	110	760	—		788	110	1,548	1,658	(137)	2016	(A)
Fort Whaley RV Resort & Campground	Whaleyville, MD	C	510	5,194	—		6,219	510	11,413	11,923	(1,077)	2015	(A)
Four Seasons	Elkhart, IN	A	500	4,811	—		3,474	500	8,285	8,785	(4,194)	2000	(A)
Frenchtown Villa / Elizabeth Woods	Newport, MI	E	1,450	52,327	—		22,607	1,450	74,934	76,384	(11,053)	2014	(A&C)
Friendly Village of La Habra	La Habra, CA	D	26,956	25,202	—		1,223	26,956	26,425	53,381	(2,359)	2016	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2018
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2018
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Friendly Village of Modesto	Modesto, CA	D	6,260	20,885	—		1,370	6,260	22,255	28,515	(1,870)	2016	(A)
Friendly Village of Simi	Simi Valley, CA	D	14,906	15,986	—		904	14,906	16,890	31,796	(1,462)	2016	(A)
Friendly Village of West Covina	West Covina, CA	D	14,520	5,221	—		833	14,520	6,054	20,574	(547)	2016	(A)
Frontier Town RV Resort & Campground	Berlin, MD	C	18,960	43,166	—		19,610	18,960	62,776	81,736	(6,512)	2015	(A)
Glen Haven RV Resort	Zephyrhills, FL	E	1,980	8,373	—		1,290	1,980	9,663	11,643	(874)	2016	(A)
Glen Laurel	Concord, NC	C	1,641	453	—		13,273	1,641	13,726	15,367	(6,996)	2001	(A&C)
Gold Coaster MH & RV Resort	Homestead, FL	A	446	4,234	172		5,809	618	10,043	10,661	(5,122)	1997	(A)
Grand Bay	Dunedin, FL	—	3,460	6,314	—		866	3,460	7,180	10,640	(596)	2016	(A)
Grand Lakes RV Resort	Citra, FL	C	5,280	4,501	—		4,186	5,280	8,687	13,967	(2,248)	2012	(A)
Grand Mobile Estates	Grand Rapids, MI	B	374	3,587	—		4,077	374	7,664	8,038	(3,889)	1996	(A)
Grand Oaks RV Resort & Campground	Cayuga, ON	—	970	4,220	(66)	(1)	656	904	4,876	5,780	(370)	2016	(A)
Grove Ridge RV Resort	Dade City, FL	E	1,290	5,387	—		1,702	1,290	7,089	8,379	(607)	2016	(A)
Groves RV Resort	Ft. Myers, FL	A	249	2,396	—		3,946	249	6,342	6,591	(3,028)	1997	(A)
Gulfstream Harbor	Orlando, FL	—	14,510	78,930	—		5,313	14,510	84,243	98,753	(10,240)	2015	(A)
Gulliver’s Lake RV Resort & Campground	Millgrove, ON	—	2,950	2,950	(200)	(1)	286	2,750	3,236	5,986	(274)	2016	(A)
Gwynn’s Island RV Resort & Campground	Gwynn, VA	C	760	595	—		1,801	760	2,396	3,156	(613)	2013	(A)
Hamlin	Webberville, MI	B	125	1,675	536		13,227	661	14,902	15,563	(6,811)	1984	(A&C)
Heritage	Temecula, CA	D	13,200	7,877	—		1,017	13,200	8,894	22,094	(789)	2016	(A)
Hickory Hills Village	Battle Creek, MI	—	760	7,697	—		2,227	760	9,924	10,684	(2,950)	2011	(A)
Hidden Ridge RV Resort	Hopkins, MI	C	440	893	—		3,397	440	4,290	4,730	(1,020)	2011	(A)
Hidden River RV Resort	Riverview, FL	—	3,950	6,376	—		2,459	3,950	8,835	12,785	(709)	2016	(A)
Hidden Valley RV Resort & Campground	Normandale, ON	—	2,610	4,170	(177)	(1)	847	2,433	5,017	7,450	(419)	2016	(A)
High Point Park	Frederica, DE	—	898	7,031	(42)	(3)	7,433	856	14,464	15,320	(6,972)	1997	(A)
Hill Country Cottage and RV Resort	New Braunfels, TX	C	3,790	27,200	—		2,588	3,790	29,788	33,578	(3,007)	2016	(A&C)
Holiday West Village	Holland, MI	B	340	8,067	—		866	340	8,933	9,273	(2,373)	2011	(A)
Holly Forest Estates	Holly Hill, FL	D	920	8,376	—		1,153	920	9,529	10,449	(6,307)	1997	(A)
Holly Village / Hawaiian Gardens	Holly, MI	B	1,514	13,596	—		5,768	1,514	19,364	20,878	(8,629)	2004	(A)
Homosassa River RV Resort	Homosassa Springs, FL	—	1,520	5,020	—		2,019	1,520	7,039	8,559	(652)	2016	(A)
Horseshoe Cove RV Resort	Bradenton, FL	E	9,466	32,612	—		3,011	9,466	35,623	45,089	(3,141)	2016	(A)
Hunters Crossing	Capac, MI	C	430	1,092	—		1,253	430	2,345	2,775	(490)	2012	(A)
Hunters Glen	Wayland, MI	C	1,102	11,926	—		14,989	1,102	26,915	28,017	(8,704)	2004	(C)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2018
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2018
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Indian Creek Park	Ft. Myers Beach, FL	D	3,832	34,660	—		11,988	3,832	46,648	50,480	(29,971)	1996	(A)
Indian Creek RV & Camping Resort	Geneva on the Lake, OH	C	420	20,791	(5)	(3)	7,888	415	28,679	29,094	(5,188)	2013	(A&C)
Indian Wells RV Resort	Indio, CA	D	2,880	19,470	—		3,213	2,880	22,683	25,563	(1,969)	2016	(A)
Island Lakes	Merritt Island, FL	D	700	6,431	—		953	700	7,384	8,084	(5,292)	1995	(A)
Jellystone Park™ at Birchwood Acres MH & RV Resort	Greenfield Park, NY	A	560	5,527	—		7,256	560	12,783	13,343	(2,851)	2013	(A)
Jellystone Park™ at Gardiner (4)	Gardiner, NY	—	873	28,406	—		449	873	28,855	29,728	(669)	2018	(A)
Jellystone Park™ at Golden Valley (4) (5)	Bostic, NC	—	4,829	4,260	—		9,412	4,829	13,672	18,501	(119)	2018	(A&C)
Jellystone Park™ at Guadalupe River (4)	Kerrville, TX	—	2,519	23,939	—		594	2,519	24,533	27,052	(555)	2018	(A)
Jellystone Park™ at Hill Country (4)	Canyon Lake, TX	—	1,991	20,709	—		74	1,991	20,783	22,774	(428)	2018	(A)
Jellystone Park™ at Larkspur	Larkspur, CO	—	1,880	5,521	—		11,277	1,880	16,798	18,678	(620)	2016	(A)
Jellystone Park™ at Luray(4)	East Luray, VA	—	3,164	29,588	—		476	3,164	30,064	33,228	(645)	2018	(A)
Jellystone Park™ at Maryland (4)	Williamsport, MD	—	2,096	23,737	—		131	2,096	23,868	25,964	(539)	2018	(A)
Jellystone Park™ at Memphis (4)	Horn Lake, TN	A	889	6,846	—		16	889	6,862	7,751	(151)	2018	(A)
Jellystone Park™ at Quarryville (4)	Quarryville, PA	—	3,882	33,781	—		59	3,882	33,840	37,722	(726)	2018	(A)
Jellystone Park™ at Tower Park (4)	Lodi, CA	—	2,560	29,819	—		963	2,560	30,782	33,342	(661)	2018	(A)
Jellystone Park™ of Western New York	North Java, NY	A	870	8,884	—		6,801	870	15,685	16,555	(3,537)	2013	(A)
Kensington Meadows	Lansing, MI	B	250	2,699	—		8,762	250	11,461	11,711	(6,971)	1995	(A&C)
Kimberly Estates	Newport, MI	C	1,250	6,160	—		10,017	1,250	16,177	17,427	(1,772)	2016	(A)
King’s Lake	DeBary, FL	D	280	2,542	—		2,808	280	5,350	5,630	(3,478)	1994	(A)
King’s Pointe	Lake Alfred, FL	B	510	16,763	—		502	510	17,265	17,775	(2,069)	2015	(A)
King’s Court Mobile Village	Traverse City, MI	—	1,473	13,782	269		12,730	1,742	26,512	28,254	(12,318)	1996	(A&C)
Kings Manor	Lakeland, FL	—	2,270	5,578	—		3,708	2,270	9,286	11,556	(711)	2016	(A)
Kissimmee Gardens	Kissimmee, FL	—	3,270	14,402	—		1,369	3,270	15,771	19,041	(1,351)	2016	(A)
Kissimmee South MH & RV Resort	Davenport, FL	—	3,740	6,819	—		2,763	3,740	9,582	13,322	(785)	2016	(A)
Knollwood Estates	Allendale, MI	A	400	4,061	—		3,894	400	7,955	8,355	(4,173)	2001	(A)
La Casa Blanca	Apache Junction, AZ	B	4,370	14,142	—		592	4,370	14,734	19,104	(2,300)	2014	(A)
La Costa Village	Port Orange, FL	D	3,640	62,315	—		1,251	3,640	63,566	67,206	(7,638)	2015	(A)
La Hacienda RV Resort	Austin, TX	C	3,670	22,225	—		926	3,670	23,151	26,821	(3,421)	2015	(A)
Lafayette Place	Warren, MI	A	669	5,979	—		8,105	669	14,084	14,753	(7,711)	1998	(A)
Lafontaine RV Resort & Campground	Tiny, ON	—	1,290	2,075	(87)	(1)	1,354	1,203	3,429	4,632	(236)	2016	(A)
Lake Avenue RV Resort & Campground	Cherry Valley, ON	—	670	1,290	(45)	(1)	505	625	1,795	2,420	(155)	2016	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2018
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2018
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Lake in Wood RV Resort	Narvon, PA	A	7,360	7,097	—	2,107	7,360	9,204	16,564	(2,296)	2012	(A)
Lake Josephine RV Resort	Sebring, FL	—	490	2,830	—	838	490	3,668	4,158	(176)	2016	(A)
Lake Juliana Landings	Auburndale, FL	A	335	3,048	—	1,821	335	4,869	5,204	(3,198)	1994	(A)
Lake Pointe Village	Mulberry, FL	D	480	29,795	—	444	480	30,239	30,719	(3,619)	2015	(A)
Lake Rudolph Campground & RV Resort	Santa Claus, IN	A	2,340	28,113	—	8,092	2,340	36,205	38,545	(7,922)	2014	(A&C)
Lake San Marino RV Park	Naples, FL	A	650	5,760	—	4,576	650	10,336	10,986	(5,575)	1996	(A)
Lakefront	Lakeside, CA	D	21,556	17,440	—	1,050	21,556	18,490	40,046	(1,608)	2016	(A)
Lakeland RV Resort	Lakeland, FL	—	1,730	5,524	—	1,812	1,730	7,336	9,066	(607)	2016	(A)
Lakeshore Landings	Orlando, FL	D	2,570	19,481	—	1,351	2,570	20,832	23,402	(3,222)	2014	(A)
Lakeshore Villas	Tampa, FL	B	3,080	18,983	—	843	3,080	19,826	22,906	(2,363)	2015	(A)
Lakeside Crossing	Conway, SC	D	3,520	31,615	—	8,838	3,520	40,453	43,973	(4,162)	2015	(A&C)
Lakeview	Ypsilanti, MI	C	1,156	10,903	—	7,166	1,156	18,069	19,225	(8,051)	2004	(A)
Lamplighter	Port Orange, FL	B	1,330	12,846	—	695	1,330	13,541	14,871	(1,629)	2015	(A)
Lazy J Ranch	Arcata, CA	—	7,100	6,838	—	84	7,100	6,922	14,022	(371)	2017	(A)
Leaf Verde RV Resort (4)	Buckeye, AZ	—	3,417	8,437	—	—	3,417	8,437	11,854	(1)	2018	(A)
Leisure Village	Belmont, MI	C	360	8,219	113	1,612	473	9,831	10,304	(2,233)	2011	(A)
Lemon Wood	Ventura, CA	D	19,540	6,918	—	1,068	19,540	7,986	27,526	(692)	2016	(A)
Liberty Farm	Valparaiso, IN	C	66	1,201	116	3,630	182	4,831	5,013	(2,829)	1985	(A&C)
Lincoln Estates	Holland, MI	—	455	4,201	—	2,625	455	6,826	7,281	(4,150)	1996	(A)
Long Beach RV Resort & Campground	Barnegat, NJ	—	710	3,414	—	1,174	710	4,588	5,298	(373)	2016	(A)
Majestic Oaks RV Resort	Zephyrhills, FL	E	3,940	4,725	28	1,984	3,968	6,709	10,677	(571)	2016	(A)
Maple Brook	Matteson, IL	D	8,460	48,865	—	574	8,460	49,439	57,899	(7,676)	2014	(A)
Maplewood Manor	Brunswick, ME	E	1,770	12,982	—	1,513	1,770	14,495	16,265	(2,255)	2014	(A)
Marco Naples RV Resort	Naples, FL	—	2,790	10,458	—	2,308	2,790	12,766	15,556	(1,104)	2016	(A)
Meadow Lake Estates	White Lake, MI	—	1,188	11,498	127	8,277	1,315	19,775	21,090	(13,621)	1994	(A)
Meadowbrook	Charlotte, NC	C	1,310	6,570	—	14,531	1,310	21,101	22,411	(9,507)	2000	(A&C)
Meadowbrook Estates	Monroe, MI	A	431	3,320	379	14,782	810	18,102	18,912	(10,729)	1986	(A)
Meadowbrook Village	Tampa, FL	B	519	4,728	—	1,249	519	5,977	6,496	(4,321)	1994	(A)
Meadowlands of Gibraltar	Gibraltar, MI	A	640	7,673	—	4,913	640	12,586	13,226	(1,848)	2015	(A)
Merrymeeting	Brunswick, ME	C	250	1,020	—	881	250	1,901	2,151	(342)	2014	(A)
Mill Creek MH & RV Resort	Kissimmee, FL	—	1,400	4,839	—	2,530	1,400	7,369	8,769	(632)	2016	(A)
Mi-Te-Jo Campground (4)	Milton, NH	—	1,416	7,580	—	482	1,416	8,062	9,478	(166)	2018	(A)
Moab Valley RV Resort & Campground (4)	Moab, UT	—	3,693	8,732	—	244	3,693	8,976	12,669	(178)	2018	(A)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2018
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Mountain View	Mesa, AZ	B	5,490	12,325	—		407	5,490	12,732	18,222	(1,998)	2014	(A)
Napa Valley	Napa, CA	D	17,740	11,675	—		680	17,740	12,355	30,095	(1,109)	2016	(A)
Naples RV Resort	Naples, FL	C	3,640	2,020	—		1,958	3,640	3,978	7,618	(1,108)	2011	(A)
New Point RV Resort	New Point, VA	C	1,550	5,259	—		4,073	1,550	9,332	10,882	(2,186)	2013	(A)
New Ranch	Clearwater, FL	—	2,270	2,723	—		944	2,270	3,667	5,937	(293)	2016	(A)
North Lake Estates	Moore Haven, FL	C	4,150	3,486	—		1,801	4,150	5,287	9,437	(1,631)	2011	(A)
North Point Estates	Pueblo, CO	C	1,582	3,027	—		4,550	1,582	7,577	9,159	(3,941)	2001	(C)
Northville Crossing	Northville, MI	B	1,236	29,564	—		8,360	1,236	37,924	39,160	(10,422)	2012	(A)
Oak Creek	Coarsegold, CA	B	4,760	11,185	—		1,483	4,760	12,668	17,428	(1,967)	2014	(A)
Oak Crest	Austin, TX	B	4,311	12,611	4,365		8,101	8,676	20,712	29,388	(8,909)	2002	(C)
Oak Island Village	East Lansing, MI	—	320	6,843	—		2,970	320	9,813	10,133	(2,798)	2011	(A)
Oak Ridge	Manteno, IL	D	1,090	36,941	—		3,255	1,090	40,196	41,286	(6,291)	2014	(A)
Oakview Estates	Arcadia, FL	—	850	3,881	—		1,221	850	5,102	5,952	(415)	2016	(A)
Oakwood Village	Miamisburg, OH	B	1,964	6,401	—		14,183	1,964	20,584	22,548	(11,699)	1998	(A&C)
Ocean Breeze Jensen Beach MH & RV Resort	Jensen Beach, FL	—	19,026	13,862	—		22,498	19,026	36,360	55,386	(2,016)	2016	(A&C)
Ocean Breeze MH & RV Resort (6)	Marathon, FL	—	2,330	1,770	—		(150)	2,330	1,620	3,950	—	2016	(A)
Ocean West	McKinleyville, CA	B	5,040	4,413	345		149	5,385	4,562	9,947	(239)	2017	(A)
Oceanside RV Resort & Campground (4)	Coos Bay, OR	—	2,718	3,244	—		54	2,718	3,298	6,016	(73)	2018	(A)
Orange City MH & RV Resort	Orange City, FL	C	920	5,540	—		2,334	920	7,874	8,794	(2,002)	2011	(A)
Orange Tree Village	Orange City, FL	D	283	2,530	15		1,121	298	3,651	3,949	(2,642)	1994	(A)
Orchard Lake	Milford, OH	C	395	4,025	(15)	(3)	2,168	380	6,193	6,573	(3,059)	1999	(A)
Paddock Park South	Ocala, FL	—	630	6,601	—		1,165	630	7,766	8,396	(632)	2016	(A)
Palm Creek Golf & RV Resort	Casa Grande, AZ	D	11,836	76,143	—		23,627	11,836	99,770	111,606	(23,840)	2012	(A&C)
Palm Key Village	Davenport, FL	B	3,840	15,661	—		934	3,840	16,595	20,435	(2,067)	2015	(A)
Palm Village	Bradenton, FL	—	2,970	2,849	—		1,174	2,970	4,023	6,993	(319)	2016	(A)
Palos Verdes Shores MH & Golf Community (2)	San Pedro, CA	D	—	21,815	—		2,043	—	23,858	23,858	(1,986)	2016	(A)
Park Place	Sebastian, FL	D	1,360	48,678	67		2,856	1,427	51,534	52,961	(5,975)	2015	(A)
Park Royale	Pinellas Park, FL	D	670	29,046	—		372	670	29,418	30,088	(3,540)	2015	(A)
Parkside Village	Cheektowaga, NY	B	550	10,402	—		292	550	10,694	11,244	(1,646)	2014	(A)
Pebble Creek	Greenwood, IN	C	1,030	5,074	—		9,182	1,030	14,256	15,286	(6,632)	2000	(A&C)
Pecan Branch	Georgetown, TX	C	1,379	—	235		10,234	1,614	10,234	11,848	(2,267)	1999	(C)
Pecan Park RV Resort	Jacksonville, FL	—	2,000	5,000	1,417		1,051	3,417	6,051	9,468	(493)	2016	(A)
Pelican Bay	Micco, FL	D	470	10,543	—		1,646	470	12,189	12,659	(1,428)	2015	(A)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2018
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Pelican RV Resort & Marina	Marathon, FL	—	4,760	4,742	—		1,621	4,760	6,363	11,123	(576)	2016	(A)
Pembroke Downs	Chino, CA	D	9,560	7,269	—		757	9,560	8,026	17,586	(654)	2016	(A)
Peter’s Pond RV Resort	Sandwich, MA	C	4,700	22,840	—		3,485	4,700	26,325	31,025	(6,334)	2013	(A)
Petoskey KOA RV Resort (4)	Petoskey, MI	—	214	8,676	—		11	214	8,687	8,901	(160)	2018	(A)
Petoskey RV Resort	Petoskey, MI	—	230	3,270	—		3,391	230	6,661	6,891	(502)	2016	(A)
Pheasant Ridge	Lancaster, PA	A	2,044	19,279	—		878	2,044	20,157	22,201	(10,794)	2002	(A)
Pickerel Park RV Resort & Campground	Napanee, ON	—	900	2,125	(61)	(1)	1,029	839	3,154	3,993	(233)	2016	(A)
Pin Oak Parc	O’Fallon, MO	—	1,038	3,250	467		15,333	1,505	18,583	20,088	(8,942)	1994	(A&C)
Pine Hills	Middlebury, IN	A	72	544	60		3,394	132	3,938	4,070	(2,313)	1980	(A)
Pine Ridge	Prince George, VA	B	405	2,397	—		13,415	405	15,812	16,217	(4,460)	1986	(A&C)
Pine Trace	Houston, TX	C	2,907	17,169	(257)	(3)	17,555	2,650	34,724	37,374	(13,644)	2004	(A&C)
Pinebrook Village	Kentwood, MI	C	130	5,692	—		1,583	130	7,275	7,405	(2,193)	2011	(A)
Pismo Dunes RV Resort	Pismo Beach, CA	—	11,070	10,190	—		866	11,070	11,056	22,126	(564)	2017	(A)
Plantation Landings	Haines City, FL	D	3,070	30,973	—		2,069	3,070	33,042	36,112	(3,882)	2015	(A)
Pleasant Lake RV Resort	Bradenton, FL	E	5,220	20,403	—		2,999	5,220	23,402	28,622	(1,988)	2016	(A)
Pony Express RV Resort & Campground (4)	North Salt Lake, UT	—	3,429	4,643	—		5	3,429	4,648	8,077	(118)	2018	(A)
Presidential Estates Mobile Village	Hudsonville, MI	B	680	6,314	—		6,157	680	12,471	13,151	(7,600)	1996	(A)
Rainbow MH & RV Resort	Frostproof, FL	A	1,890	5,682	—		4,210	1,890	9,892	11,782	(2,449)	2012	(A)
Rainbow Village of Largo	Largo, FL	E	4,420	12,529	—		2,979	4,420	15,508	19,928	(1,356)	2016	(A)
Rainbow Village of Zephyrhills	Zephyrhills, FL	—	1,800	9,884	—		1,907	1,800	11,791	13,591	(1,007)	2016	(A)
Rancho Alipaz (2)	San Juan Capistrano, CA	D	—	2,856	16,165		861	16,165	3,717	19,882	(310)	2016	(A)
Rancho Caballero	Riverside, CA	D	16,560	12,446	—		1,168	16,560	13,614	30,174	(1,120)	2016	(A)
Rancho Mirage	Apache Junction, AZ	B	7,510	22,238	—		921	7,510	23,159	30,669	(3,528)	2014	(A)
Red Oaks MH & RV Resort (2)	Bushnell, FL	—	5,180	20,499	—		4,089	5,180	24,588	29,768	(2,134)	2016	(A)
Regency Heights	Clearwater, FL	—	11,330	15,734	—		1,565	11,330	17,299	28,629	(1,421)	2016	(A)
Reserve at Fox Creek	Bullhead City, AZ	D	1,950	20,074	—		1,250	1,950	21,324	23,274	(3,256)	2014	(A)
Richmond Place	Richmond, MI	A	501	2,040	(31)	(3)	3,222	470	5,262	5,732	(2,530)	1998	(A)
Riptide RV Resort & Marina	Key Largo, FL	—	2,440	991	—		1,724	2,440	2,715	5,155	(203)	2016	(A)
River Haven Village	Grand Haven, MI	C	1,800	16,967	—		14,422	1,800	31,389	33,189	(13,636)	2001	(A)
River Ranch	Austin, TX	C	4,690	843	182		42,959	4,872	43,802	48,674	(11,408)	2000	(A&C)
River Ridge Estates	Austin, TX	A	3,201	15,090	—		8,941	3,201	24,031	27,232	(11,751)	2002	(C)
River Run Ranch (4) (5)	Granby, CO	—	8,642	—	—		9,153	8,642	9,153	17,795	—	2018	(C)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2018
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Riverside Club	Ruskin, FL	D	1,600	66,207	—		5,123	1,600	71,330	72,930	(8,321)	2015	(A)
Rock Crusher Canyon RV Resort	Crystal River, FL	C	420	5,542	166		3,162	586	8,704	9,290	(1,234)	2015	(A)
Roxbury Park	Goshen, IN	B	1,057	9,870	—		4,204	1,057	14,074	15,131	(7,229)	2001	(A)
Royal Country	Miami, FL	E	2,290	20,758	—		2,546	2,290	23,304	25,594	(18,076)	1994	(A)
Royal Palm Village	Haines City, FL	E	1,730	27,446	—		3,248	1,730	30,694	32,424	(3,666)	2015	(A)
Royal Palms MH & RV Resort (2)	Cathedral City, CA	—	—	21,660	—		1,364	—	23,024	23,024	(1,946)	2016	(A)
Rudgate Clinton	Clinton Township, MI	A	1,090	23,664	—		8,224	1,090	31,888	32,978	(7,712)	2012	(A)
Rudgate Manor	Sterling Heights, MI	A	1,440	31,110	—		11,129	1,440	42,239	43,679	(10,136)	2012	(A)
Saco / Old Orchard Beach KOA	Saco, ME	C	790	3,576	—		5,361	790	8,937	9,727	(1,577)	2014	(A)
Saddle Oak Club	Ocala, FL	D	730	6,743	—		1,605	730	8,348	9,078	(6,101)	1995	(A)
Saddlebrook	San Marcos, TX	C	1,703	11,843	—		23,412	1,703	35,255	36,958	(11,682)	2002	(C)
San Pedro RV Resort & Marina (6)	Islamorada, FL	—	3,110	2,416	—		(1,885)	3,110	531	3,641	—	2016	(A)
Sandy Lake MH & RV Resort	Carrolton, TX	—	730	17,837	—		1,499	730	19,336	20,066	(1,636)	2016	(A)
Saralake Estates	Sarasota, FL	—	6,540	11,403	—		1,027	6,540	12,430	18,970	(1,072)	2016	(A)
Savanna Club	Port St. Lucie, FL	D	12,810	79,887	—		287	12,810	80,174	92,984	(9,659)	2015	(A&C)
Scio Farms Estates	Ann Arbor, MI	B	2,300	22,659	(12)	(3)	15,500	2,288	38,159	40,447	(24,534)	1995	(A&C)
Sea Air Village	Rehoboth Beach, DE	—	1,207	10,179	—		2,492	1,207	12,671	13,878	(6,626)	1997	(A)
Sea Breeze MH & RV Resort (6)	Islamorada, FL	—	7,390	4,616	2,311		(3,397)	9,701	1,219	10,920	—	2016	(A)
Seaport RV Resort	Old Mystic, CT	C	120	290	—		2,481	120	2,771	2,891	(1,076)	2013	(A)
Seashore Campsites & RV Resort	Cape May, NJ	D	1,030	23,228	—		2,735	1,030	25,963	26,993	(4,473)	2014	(A)
Serendipity	North Fort Myers, FL	B	1,160	23,522	—		3,092	1,160	26,614	27,774	(3,287)	2015	(A)
Settler’s Rest RV Resort	Zephyrhills, FL	—	1,760	7,685	—		1,468	1,760	9,153	10,913	(782)	2016	(A)
Shadow Wood Village	Hudson, FL	—	4,520	3,898	—		1,525	4,520	5,423	9,943	(388)	2016	(A)
Shady Pines MH & RV Resort	Galloway Township, NJ	—	1,060	3,768	—		1,247	1,060	5,015	6,075	(412)	2016	(A)
Shady Road Villas	Ocala, FL	—	450	2,819	—		1,051	450	3,870	4,320	(304)	2016	(A)
Sheffield Estates	Auburn Hills, MI	C	778	7,165	—		2,196	778	9,361	10,139	(4,129)	2006	(A)
Shell Creek RV Resort & Marina	Punta Gorda, FL	E	2,200	9,662	—		1,551	2,200	11,213	13,413	(938)	2016	(A)
Sherkston Shores Beach Resort & Campground	Sherkston, ON	—	22,750	97,164	(1,130)	(1)	(2,107)	21,620	95,057	116,677	(8,503)	2016	(A)
Siesta Bay RV Park	Ft. Myers, FL	A	2,051	18,549	4		4,963	2,055	23,512	25,567	(15,644)	1996	(A)
Silver Birches RV Resort & Campground	Lambton Shores, ON	—	880	1,540	(60)	(1)	366	820	1,906	2,726	(161)	2016	(A)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2018
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Silver Creek RV Resort (4)	Mears, MI	—	605	7,014	—		139	605	7,153	7,758	(142)	2018	(C)
Silver Springs	Clinton Township, MI	B	861	16,595	—		3,590	861	20,185	21,046	(5,194)	2012	(A)
Sky Harbor	Cheektowaga, NY	A	2,318	24,253	—		5,522	2,318	29,775	32,093	(4,291)	2014	(A)
Skyline	Fort Collins, CO	E	2,260	12,120	—		717	2,260	12,837	15,097	(2,027)	2014	(A)
Smith Creek Crossing (4) (5)	Granby, CO	—	1,395	—	—		614	1,395	614	2,009	—	2018	(C)
Southern Charm MH & RV Resort	Zephyrhills, FL	E	4,940	17,366	—		2,163	4,940	19,529	24,469	(1,715)	2016	(A)
Southern Hills / Northridge Place	Stewartville, MN	E	360	12,723	—		11,694	360	24,417	24,777	(3,463)	2014	(A&C)
Southern Pines	Bradenton, FL	—	1,710	3,337	—		1,117	1,710	4,454	6,164	(376)	2016	(A)
Southfork	Belton, MO	A	1,000	9,011	—		8,628	1,000	17,639	18,639	(8,722)	1997	(A)
Southport Springs Golf & Country Club	Zephyrhills, FL	B	15,060	17,229	—		3,111	15,060	20,340	35,400	(2,366)	2015	(A&C)
Southwood Village	Grand Rapids, MI	—	300	11,517	—		1,792	300	13,309	13,609	(3,596)	2011	(A)
Spanish Main MH & RV Resort	Thonotasassa, FL	—	2,390	8,159	—		2,677	2,390	10,836	13,226	(862)	2016	(A)
St. Clair Place	St. Clair, MI	A	501	2,029	—		2,321	501	4,350	4,851	(2,169)	1998	(A)
Stonebridge (MI) (5)	Richfield Twp, MI	—	2,044	—	246		2,195	2,290	2,195	4,485	—	1998	(C)
Stonebridge (TX)	San Antonio, TX	C	2,515	2,096	(615)	(3)	6,657	1,900	8,753	10,653	(4,727)	2000	(A&C)
Stonebrook	Homosassa, FL	—	650	14,063	—		790	650	14,853	15,503	(1,747)	2015	(A)
Summit Ridge	Converse, TX	C	2,615	2,092	(883)	(3)	21,225	1,732	23,317	25,049	(8,743)	2000	(A&C)
Sun N Fun RV Resort	Sarasota, FL	D	50,952	117,457	(139)	(3)	6,275	50,813	123,732	174,545	(11,798)	2016	(A)
Sun Valley	Apache Junction, AZ	D	2,750	18,408	—		1,602	2,750	20,010	22,760	(3,052)	2014	(A)
Sun Villa Estates	Reno, NV	B	2,385	11,773	(1,100)	(3)	1,623	1,285	13,396	14,681	(8,508)	1998	(A)
Suncoast Gateway	Port Richey, FL	—	594	300	—		788	594	1,088	1,682	(286)	2016	(A)
Sundance	Zephyrhills, FL	B	890	25,306	—		975	890	26,281	27,171	(3,144)	2015	(A)
Sunlake Estates	Grand Island, FL	D	6,290	24,084	—		1,743	6,290	25,827	32,117	(3,079)	2015	(A)
Sunset Beach RV Resort	Cape Charles, VA	—	3,800	24,030	—		—	3,800	24,030	27,830	(2,120)	2016	(A)
Sunset Harbor at Cow Key Marina	Key West, FL	—	8,570	7,636	—		798	8,570	8,434	17,004	(672)	2016	(A)
Sunset Lakes RV Resort	Hillsdale, IL	—	1,840	5,995	—		2,390	1,840	8,385	10,225	(442)	2017	(A)
Sunset Ridge (MI)	Portland, MI	C	2,044	—	(9)	(3)	23,838	2,035	23,838	25,873	(8,527)	1998	(C)
Sunset Ridge (TX)	Kyle, TX	C	2,190	2,775	—		6,656	2,190	9,431	11,621	(4,687)	2000	(A&C)
Swan Meadow Village	Dillon, CO	E	2,140	19,734	—		461	2,140	20,195	22,335	(2,854)	2014	(A)
Sweetwater RV Resort	Zephyrhills, FL	E	1,340	9,113	—		1,576	1,340	10,689	12,029	(932)	2016	(A)
Sycamore Village	Mason, MI	—	390	13,341	—		4,213	390	17,554	17,944	(5,004)	2011	(A)
Tallowwood Isle	Coconut Creek, FL	—	13,796	20,797	—		854	13,796	21,651	35,447	(1,815)	2016	(A)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2018
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Tamarac Village MH & RV Resort	Ludington, MI	—	300	12,028	85		3,549	385	15,577	15,962	(3,887)	2011	(A)
Tampa East MH & RV Resort	Dover, FL	A	734	6,310	—		5,393	734	11,703	12,437	(4,949)	2005	(A)
The Colony (2)	Oxnard, CA	—	—	6,437	—		922	—	7,359	7,359	(628)	2016	(A)
The Grove at Alta Ridge	Thornton, CO	E	5,370	37,116	—		30	5,370	37,146	42,516	(5,703)	2014	(A)
The Hamptons Golf & Country Club	Auburndale, FL	B	15,890	67,555	—		2,278	15,890	69,833	85,723	(8,331)	2015	(A)
The Hideaway	Key West, FL	—	2,720	972	—		631	2,720	1,603	4,323	(135)	2016	(A)
The Hills	Apopka, FL	—	1,790	3,869	—		1,166	1,790	5,035	6,825	(419)	2016	(A)
The Ridge	Davenport, FL	B	8,350	35,463	—		3,019	8,350	38,482	46,832	(4,718)	2015	(A)
The Sands RV & Golf Resort (4)	Desert Hot Springs, CA	—	3,071	12,611	—		542	3,071	13,153	16,224	(287)	2018	(A)
The Valley	Apopka, FL	—	2,530	5,660	—		1,264	2,530	6,924	9,454	(552)	2016	(A)
The Villas at Calla Pointe	Cheektowaga, NY	A	380	11,014	—		160	380	11,174	11,554	(1,709)	2014	(A)
Three Lakes	Hudson, FL	C	5,050	3,361	—		2,922	5,050	6,283	11,333	(1,757)	2012	(A)
Thunderhill Estates	Sturgeon Bay, WI	E	640	9,008	425		1,632	1,065	10,640	11,705	(1,685)	2014	(A)
Timber Ridge	Ft. Collins, CO	D	990	9,231	—		3,079	990	12,310	13,300	(7,964)	1996	(A)
Timberline Estates	Coopersville, MI	B	535	4,867	—		4,685	535	9,552	10,087	(6,107)	1994	(A)
Town & Country Mobile Village	Traverse City, MI	A	406	3,736	—		1,878	406	5,614	6,020	(3,270)	1996	(A)
Town & Country Village	Lisbon, ME	E	230	4,539	—		1,721	230	6,260	6,490	(1,058)	2014	(A)
Trailside RV Resort & Campground	Seguin, ON	—	3,690	3,650	(250)	(1)	436	3,440	4,086	7,526	(359)	2016	(A)
Traveler’s World MH & RV Resort	San Antonio, TX	—	790	7,952	—		1,791	790	9,743	10,533	(888)	2016	(A)
Treetops RV Resort	Arlington, TX	—	730	9,831	—		1,629	730	11,460	12,190	(992)	2016	(A)
Vallecito	Newbury Park, CA	D	25,766	9,814	—		1,036	25,766	10,850	36,616	(893)	2016	(A)
Verde Plaza	Tucson, AZ	—	710	7,069	—		2,709	710	9,778	10,488	(815)	2016	(A)
Victor Villa	Victorville, CA	D	2,510	20,408	—		1,684	2,510	22,092	24,602	(1,885)	2016	(A)
Vines RV Resort	Paso Robles, CA	C	890	7,110	—		1,951	890	9,061	9,951	(1,828)	2013	(A)
Vista Del Lago	Scotts Valley, CA	D	17,830	9,456	—		1,123	17,830	10,579	28,409	(777)	2016	(A)
Vista Del Lago MH & RV Resort	Bradenton, FL	E	3,630	5,329	—		1,819	3,630	7,148	10,778	(555)	2016	(A)
Vizcaya Lakes	Port Charlotte, FL	C	670	4,221	—		566	670	4,787	5,457	(535)	2015	(A)
Wagon Wheel RV Resort & Campground	Old Orchard Beach, ME	C	590	7,703	—		3,080	590	10,783	11,373	(2,783)	2013	(A)
Walden Woods	Homosassa, FL	B / D	1,550	26,375	—		1,151	1,550	27,526	29,076	(3,278)	2015	(A)
Warren Dunes Village	Bridgman, MI	C	310	3,350	—		10,143	310	13,493	13,803	(1,829)	2011	(A&C)
Water Oak Country Club Estates	Lady Lake, FL	D	2,834	16,706	2,603		28,532	5,437	45,238	50,675	(21,286)	1993	(A&C)
Waters Edge RV Resort	Zephyrhills, FL	E	1,180	5,450	—		1,908	1,180	7,358	8,538	(633)	2016	(A)
Waverly Shores Village	Holland, MI	B	340	7,267	450		7,528	790	14,795	15,585	(2,110)	2011	(A&C)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2018
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
West Village Estates	Romulus, MI	B	884	19,765	—		4,457	884	24,222	25,106	(5,730)	2012	(A)
Westbrook Senior Village	Toledo, OH	D	355	3,295	—		665	355	3,960	4,315	(2,128)	2001	(A)
Westbrook Village	Toledo, OH	B	1,110	10,462	—		5,047	1,110	15,509	16,619	(8,916)	1999	(A)
Westside Ridge	Auburndale, FL	D	760	10,714	—		734	760	11,448	12,208	(1,386)	2015	(A)
Westward Ho RV Resort & Campground	Glenbeulah, WI	C	1,050	5,642	—		2,589	1,050	8,231	9,281	(1,900)	2013	(A)
Westward Shores Cottages & RV Resort (4)	West Ossipee, NH	—	1,901	15,326	—		1,536	1,901	16,862	18,763	(299)	2018	(A)
White Lake Mobile Home Village	White Lake, MI	B	672	6,179	—		10,891	672	17,070	17,742	(9,585)	1997	(A&C)
Wild Acres RV Resort & Campground	Old Orchard Beach, ME	C	1,640	26,786	—		4,425	1,640	31,211	32,851	(7,989)	2013	(A)
Wildwood Community	Sandwich, IL	D	1,890	37,732	—		924	1,890	38,656	40,546	(5,982)	2014	(A)
Willow Lake RV Resort & Campground	Scotland, ON	—	1,260	2,275	(85)	(1)	560	1,175	2,835	4,010	(206)	2016	(A)
Willowbrook Place	Toledo, OH	B	781	7,054	—		4,992	781	12,046	12,827	(6,697)	1997	(A)
Willowood RV Resort & Campground	Amherstburg, ON	—	1,160	1,490	(78)	(1)	409	1,082	1,899	2,981	(163)	2016	(A)
Windham Hills Estates	Jackson, MI	—	2,673	2,364	—		20,818	2,673	23,182	25,855	(11,000)	1998	(A&C)
Windmill Village	Davenport, FL	B	7,560	36,294	—		1,566	7,560	37,860	45,420	(4,567)	2015	(A)
Windsor Woods Village	Wayland, MI	C	270	5,835	—		3,445	270	9,280	9,550	(3,110)	2011	(A)
Wine Country RV Resort	Paso Robles, CA	C	1,740	11,510	—		3,757	1,740	15,267	17,007	(2,659)	2014	(A&C)
Woodhaven Place	Woodhaven, MI	B	501	4,541	—		6,407	501	10,948	11,449	(5,147)	1998	(A)
Woodlake Trails	San Antonio, TX	C	1,186	287	(56)	(3)	15,848	1,130	16,135	17,265	(4,862)	2000	(A&C)
Woodland Lake RV Resort & Campground	Bornholm, ON	—	1,650	2,165	(112)	(1)	435	1,538	2,600	4,138	(240)	2016	(A)
Woodland Park Estates	Eugene, OR	—	1,592	14,398	—		936	1,592	15,334	16,926	(10,152)	1998	(A)
Woodlands at Church Lake	Groveland, FL	—	2,480	9,072	—		1,954	2,480	11,026	13,506	(1,250)	2015	(A)
Woodside Terrace	Holland, OH	B	1,063	9,625	—		9,929	1,063	19,554	20,617	(10,368)	1997	(A)
Subtotal of Properties			$1,171,638	$4,592,685	$30,307		$1,685,224	$1,201,945	$6,277,909	$7,479,854	$(1,422,583)
Corporate Headquarters and Other (7)	Southfield, MI	—	—	—	—		81,092	—	81,092	81,092	(20,047)
Total			$1,171,638	$4,592,685	$30,307		$1,766,316	$1,201,945	$6,359,001	$7,560,946	$(1,442,630)

A These communities collateralize $405.9 million of secured debt.
B These communities collateralize $762.6 million of secured debt.
C These communities support the borrowing base for our secured line of credit, which had $128.0 million outstanding.
D These communities collateralize $1.3 billion of secured debt.
E These communities collateralize $382.8 million of secured debt.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2018
(amounts in thousands)

(1) Gross amount carried at December 31, 2018, at our Canadian properties, reflects the impact of foreign currency translation.
(2) All or part of this property is subject to ground lease.
(3) Gross amount carried at December 31, 2018 has decreased at this property due to a partial disposition of land or depreciable assets, as applicable.
(4) This property was acquired during 2018. The purchase price allocations and related values shown in the table above are preliminary and may be adjusted as final costs and valuations are determined.
(5) This property was not included in our community count as of December 31, 2018 as it was not fully developed.
(6) This property was impaired as a result of Hurricane Irma in September 2017.
(7) Corporate Headquarters and other fixed assets.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2018
(amounts in thousands)

The change in investment property for the years ended December 31, 2018, 2017, and 2016 is as follows:

	Years Ended December 31,
	2018	2017	2016
Beginning balance	$6,882,879	$6,496,339	$4,573,522
Community and land acquisitions, including immediate improvements	414,840	204,375	1,822,564
Community expansion and development	152,672	88,331	47,958
Improvements	205,006	168,315	113,803
Asset impairment	—	(10,511)	—
Dispositions and other	(94,451)	(63,970)	(61,508)
Ending balance	$7,560,946	$6,882,879	$6,496,339

The change in accumulated depreciation for the years ended December 31, 2018, 2017, and 2016 is as follows:

	Years Ended December 31,
	2018	2017	2016
Beginning balance	$1,237,525	$1,026,858	$852,407
Depreciation for the period	253,952	236,422	201,157
Asset impairment	—	(405)	—
Dispositions and other	(48,847)	(25,350)	(26,706)
Ending balance	$1,442,630	$1,237,525	$1,026,858