Form 10-Q
period 2019-03-31
SUN COMMUNITIES INC
filed 2019-04-25
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]

Number of shares of Common Stock, $0.01 par value per share, outstanding as of April 18, 2019:  86,505,876

PART I – FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except per share amounts)

	(unaudited) March 31, 2019	December 31, 2018
ASSETS
Land	$1,279,306	$1,201,945
Land improvements and buildings	5,899,149	5,586,250
Rental homes and improvements	585,994	571,661
Furniture, fixtures and equipment	208,177	201,090
Investment property	7,972,626	7,560,946
Accumulated depreciation	(1,501,370)	(1,442,630)
Investment property, net (including $314,669 and $308,171 for consolidated variable interest entities at March 31, 2019 and December 31, 2018; see Note 8)	6,471,256	6,118,316
Cash and cash equivalents	21,946	50,311
Marketable securities	50,501	49,037
Inventory of manufactured homes	52,993	49,199
Notes and other receivables, net	179,814	160,077
Collateralized receivables, net	101,938	106,924
Other assets, net (including $22,369 and $19,809 for consolidated variable interest entities at March 31, 2019 and December 31, 2018; see Note 8)	220,214	176,162
TOTAL ASSETS	$7,098,662	$6,710,026
LIABILITIES
Mortgage loans payable (including $43,913 and $44,172 for consolidated variable interest entities at March 31, 2019 and December 31, 2018; see Note 8)	$2,879,017	$2,815,957
Secured borrowings on collateralized receivables	102,676	107,731
Preferred Equity - Sun NG RV Resorts LLC - mandatorily redeemable (fully attributable to consolidated variable interest entities; See Note 8)	35,249	35,277
Preferred OP units - mandatorily redeemable	34,663	37,338
Lines of credit	396,512	128,000
Distributions payable	66,887	63,249
Advanced reservation deposits and rent	151,860	133,698
Other liabilities (including $21,049 and $6,914 for consolidated variable interest entities at March 31, 2019 and December 31, 2018; see Note 8)	179,461	157,862
TOTAL LIABILITIES	3,846,325	3,479,112
Commitments and contingencies (see Note 17)
Series A-4 preferred stock, $0.01 par value. Issued and outstanding:1,063 shares at March 31, 2019 and December 31, 2018	31,739	31,739
Series A-4 preferred OP units	9,784	9,877
Series D preferred OP units	51,738	—
Equity Interests - NG Sun LLC (fully attributable to consolidated variable interest entities; See Note 8)	22,167	21,976
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value. Authorized: 180,000 shares; Issued and outstanding:86,463 shares at March 31, 2019 and 86,357 shares at December 31, 2018	865	864
Additional paid-in capital	4,398,641	4,398,949
Accumulated other comprehensive loss	(3,006)	(4,504)
Distributions in excess of accumulated earnings	(1,317,605)	(1,288,486)
Total Sun Communities, Inc. stockholders' equity	3,078,895	3,106,823
Noncontrolling interests
Common and preferred OP units	51,816	53,354
Consolidated variable interest entities	6,198	7,145
Total noncontrolling interests	58,014	60,499
TOTAL STOCKHOLDERS' EQUITY	3,136,909	3,167,322
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$7,098,662	$6,710,026
See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
REVENUES
Income from real property	$216,779	$197,211
Revenue from home sales	39,618	34,900
Rental home revenue	13,971	13,020
Ancillary revenue	8,482	6,568
Interest	4,800	5,316
Brokerage commissions and other revenues, net	3,680	960
Total revenues	287,330	257,975
EXPENSES
Property operating and maintenance	57,909	51,630
Real estate taxes	15,330	13,836
Cost of home sales	29,277	26,571
Rental home operating and maintenance	4,788	5,227
Ancillary expenses	7,101	5,383
Home selling expenses	3,324	3,290
General and administrative	21,887	19,757
Catastrophic weather related charges, net	782	(2,213)
Depreciation and amortization	76,556	66,437
Loss on extinguishment of debt	653	196
Interest	34,014	31,138
Interest on mandatorily redeemable preferred OP units / equity	1,094	619
Total expenses	252,715	221,871
Income Before Other Items	34,615	36,104
Remeasurement of marketable securities	267	—
Other income / (expense), net	1,898	(2,617)
Income / (loss) from nonconsolidated affiliates	344	(59)
Current tax expense	(214)	(174)
Deferred tax benefit	217	347
Net Income	37,127	33,601
Less: Preferred return to preferred OP units / equity	(1,323)	(1,080)
Less: Amounts attributable to noncontrolling interests	(1,041)	(2,094)
Net Income Attributable to Sun Communities, Inc.	34,763	30,427
Less: Preferred stock distribution	(432)	(441)
Net income attributable to Sun Communities, Inc. common stockholders	$34,331	$29,986
Weighted average common shares outstanding:
Basic	85,520	78,855
Diluted	86,033	79,464
Earnings per share (Refer to Note 14):
Basic	$0.40	$0.38
Diluted	$0.40	$0.38
See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$37,127	$33,601
Foreign currency translation adjustment	1,575	(1,861)
Total comprehensive income	38,702	31,740
Less: Comprehensive income attributable to noncontrolling interests	1,118	2,005
Comprehensive income attributable to Sun Communities, Inc.	$37,584	$29,735

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited - dollars in thousands)

		Stockholders’ Equity
	Temporary Equity	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2018	$63,592	$864	$4,398,949	$(1,288,486)	$(4,504)	$60,499	$3,167,322
Issuance of common stock and common OP units, net	—	1	(4,322)	—	—	—	(4,321)
Conversion of OP units	—	—	280	—	—	(280)	—
Share-based compensation - amortization and forfeitures	—	—	3,719	74	—	—	3,793
Issuance of Series D OP Units	51,930	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	1,498	77	1,575
Net income	178	—	—	36,086	—	863	36,949
Distributions	(272)	—	15	(65,279)	—	(3,145)	(68,409)
Balance at March 31, 2019	$115,428	$865	$4,398,641	$(1,317,605)	$(3,006)	$58,014	$3,136,909

		Stockholders’ Equity
	Temporary Equity	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2017	$43,066	$797	$3,758,533	$(1,162,001)	$1,102	$65,256	$2,663,687
Issuance of common stock and common OP units, net	—	2	(3,298)	—	—	—	(3,296)
Conversion of OP units	(60)	—	342	—	—	(283)	59
Share-based compensation - amortization and forfeitures	—	—	3,489	90	—	—	3,579
Foreign currency translation	—	—	—	—	(1,772)	(89)	(1,861)
Net income	71	—	—	31,507	—	2,023	33,530
Distributions	(171)	—	—	(57,159)	—	(2,888)	(60,047)
Balance at March 31, 2018	$42,906	$799	$3,759,066	$(1,187,563)	$(670)	$64,019	$2,635,651

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - dollars in thousands)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES	$103,141	$80,905
INVESTING ACTIVITIES:
Investment in properties	(114,804)	(68,524)
Acquisitions of properties, net of cash acquired	(279,302)	(2,384)
Proceeds from dispositions of assets and depreciated homes, net	11,788	5,312
Purchases of notes receivable	—	(893)
Other investing activities	—	(1,925)
Repayments of notes and other receivables	1,030	679
Investments in nonconsolidated affiliates	(11,195)	(783)
NET CASH USED FOR INVESTING ACTIVITIES	(392,483)	(68,518)
FINANCING ACTIVITIES:
Issuance of common stock, OP units, and preferred OP units, net	(4,321)	(3,296)
Redemption of Series B-3 preferred OP units	(2,675)	(4,105)
Borrowings on lines of credit	1,428,948	302,355
Payments on lines of credit	(1,160,436)	(201,853)
Proceeds from issuance of other debt	265,000	—
Payments on other debt	(200,892)	(43,883)
Prepayment penalty on debt	—	(196)
Proceeds received from return of prepaid deferred financing costs	1,618	—
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(65,145)	(56,881)
Payments for deferred financing costs	(1,000)	(605)
NET CASH PROVIDED BY FINANCING ACTIVITIES	261,097	(8,464)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	158	(8)
Net change in cash, cash equivalents and restricted cash	(28,087)	3,915
Cash, cash equivalents and restricted cash, beginning of period	62,262	23,509
Cash, cash equivalents and restricted cash, end of period (See Note 16)	$34,175	$27,424

	Three Months Ended March 31,
	2019	2018
SUPPLEMENTAL INFORMATION:
Cash paid for interest (net of capitalized interest of $1,357 and $1,184 respectively)	$32,711	$30,402
Cash paid for interest on mandatorily redeemable debt	$1,094	$619
Cash paid (refunds) for income taxes	$(60)	$135
Noncash investing and financing activities:
Reduction in secured borrowing balance	$5,055	$5,105
Change in distributions declared and outstanding	$3,536	$3,337
Conversion of common and preferred OP units	$280	$342
Noncash investing and financing activities at the date of acquisition:
Acquisitions - Series D preferred interest	$51,930	$—
Acquisitions - Escrow	$4,035	$—
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

The results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on February 21, 2019 (the “2018 Annual Report”). These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our 2018 Annual Report.

2. Revenue

Disaggregation of Revenue

The following tables details our revenue by major source (in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
REVENUE
Income from real property	$216,779	$—	$216,779	$197,211	$—	$197,211
Revenue from home sales	—	39,618	39,618	—	34,900	34,900
Rental home revenue	—	13,971	13,971	—	13,020	13,020
Ancillary revenues	8,482	—	8,482	6,568	—	6,568
Interest	4,800	—	4,800	5,316	—	5,316
Brokerage commissions and other revenues, net	3,680	—	3,680	960	—	960
Total revenue	$233,741	$53,589	$287,330	$210,055	$47,920	$257,975

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As a real estate owner and operator, the majority of our revenue is derived from site and home leases that are accounted for pursuant to ASC 842 “Leases.” For transactions in the scope of ASC 606, we recognize revenue when control of goods or services transfers to the customer, in the amount that we expect to receive for the transfer of goods or provision of services. The adoption of ASC 606 did not result in any change to our accounting policies for revenue recognition. Accordingly, retrospective application to prior periods or a cumulative catch-up adjustment was unnecessary.
Income from real property - Residents in our communities lease the site on which their home is located, and either own or lease their home. Lease revenues for sites and homes fall under the scope of ASC 842, and are accounted for as operating leases with straight-line recognition. Resident leases are generally for one-year or month-to-month terms, and are renewable by mutual agreement from us and the resident, or in some cases, as provided by jurisdictional statute. Income from real property includes site leases for annual MH residents which are within the scope of ASC 842. Annual recreational vehicle (“RV”) site leases with residents are also included within the scope of ASC 842 and revenue is recorded within Income from real property. Non-lease components of our site lease contracts, which are primarily provision of utility services, are accounted for with the site lease as a single lease under ASC 842. Additionally, we include collections of real estate taxes from residents within Income from real property. The site rental associated with a transient RV resident stay is accounted for under ASC 842 and is recorded within Income from real property.
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

Rental home revenue - is comprised of rental agreements whereby we lease homes to residents in our communities. We account for these revenues under ASC 842.
Ancillary revenues - are primarily composed of proceeds from restaurant, golf, merchandise and other activities at our RV communities and are included in the scope of ASC 606. Short-term vacation home rentals are included within ancillary revenues and within the scope of ASC 842. Revenues are recognized at point of sale when control of the good or service transfers to the customer and our performance obligation is satisfied. In addition, ancillary revenues include the leasing of short term vacation rentals. Sales and other taxes that we collect concurrent with revenue-producing activities are excluded from the transaction price.
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

Contract Balances

As of March 31, 2019 and December 31, 2018, we had $18.0 million and $16.1 million, respectively, of receivables from contracts with customers. Receivables from contracts with customers are presented as a component of Notes and other receivables on our Consolidated Balance Sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes. Due to the nature of our revenue from contracts with customers, we do not have material contract assets or liabilities that fall under the scope of ASC 606.

3.      Real Estate Acquisitions

2019 Acquisitions

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In 2019 we acquired the following communities:

Community Name	Type	Sites	Development Sites	State	Month Acquired
Massey’s Landing RV	RV	291	—	DE	February
Shelby Properties(1)	MH	1,308	—	MI	February
Buena Vista	MH	400	—	AZ	February
Country Village Estates (2)	MH	518	—	OR	January
Hid’n Pines RV	RV	321	—	ME	January
Hacienda del Rio	MH (Age-Restricted)	730	70	FL	January
	Total	3,568	70
(1) Contains two MH communities.
(2) In conjunction with the acquisition, we issued Series D Preferred Operating Partnership (“OP”) Units. As of March 31, 2019, 488,958 Series D Preferred OP Units were outstanding.

The following table summarizes the amounts of assets acquired net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed in the three months ended March 31, 2019 (in thousands):

At Acquisition Date (1)	Massey's Landing	Shelby Properties	Buena Vista	Country Village	Hid'n Pines	Hacienda del Rio	Total
Investment in property	$20,000	$85,969	$20,221	$62,784	$10,680	$111,971	$311,625
Inventory of manufactured homes	—	2,011	439	—	—	15	2,465
In-place leases and other intangible assets	—	6,520	1,590	2,020	70	3,280	13,480
Other assets (liabilities), net	(446)	(1,015)	(93)	31	(233)	(237)	(1,993)
Total identifiable assets acquired net of liabilities assumed	$19,554	$93,485	$22,157	$64,835	$10,517	$115,029	$325,577

Consideration
Cash and escrow	$19,554	$93,485	$22,157	$12,905	$10,517	$115,029	$273,647
Series D Preferred OP units	—	—	—	51,930	—	—	51,930
Total consideration	$19,554	$93,485	$22,157	$64,835	$10,517	$115,029	$325,577
(1) The purchase price allocations are preliminary and may be adjusted as final valuations are determined.

As of March 31,2019, the Company has incurred $5.1 million of additional capitalized transaction costs which have been allocated among the various categories above.

During the quarter, the Company entered into a four year Temporary Occupancy and Use Permit with the Port of San Diego to operate an RV resort located in Chula Vista, CA until such time as a new RV resort is constructed in the area. Concurrent with the transaction, we purchased tangible personal property from the prior owner of the RV resort for $0.3 million.

Refer to Note 19, “Subsequent Events,” for information regarding real estate acquisition activity after March 31, 2019.

The total amount of revenues and net income included in the Consolidated Statements of Operations for the three months ended March 31, 2019 related to the acquisitions completed in 2019 are set forth in the following table (in thousands):

Three Months Ended March 31, 2019
(unaudited)
Total revenues	$3,764
Net income	$1,317

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following unaudited pro forma financial information presents the results of our operations for the three months ended March 31, 2019 and 2018, as if the properties acquired in 2019 had been acquired on January 1, 2018. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees, and purchase accounting.

The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisition been consummated on January 1, 2018 (in thousands, except per-share data):

	Three Months Ended March 31,
	(unaudited)
	2019	2018
Total revenues	$289,253	$263,706
Net income attributable to Sun Communities, Inc. common stockholders	$34,885	$31,732
Net income per share attributable to Sun Communities, Inc. common stockholders - basic	$0.41	$0.40
Net income per share attributable to Sun Communities, Inc. common stockholders - diluted	$0.41	$0.40

2018 Acquisitions

In 2018 we acquired the following communities:

Community Name	Type	Sites	Development Sites	State	Month Acquired
Leaf Verde RV Resort	RV	376	—	AZ	October
Archview	RV	114	50	UT	August
Petoskey KOA	RV	210	—	MI	August
The Sands RV and Golf Resort	RV (Age Restricted)	507	—	CA	July
Sun NG RV Resorts LLC (1)(2)	RV	2,700	940	Various	June
Silver Creek	RV	264	176	MI	June
Highway West (1)	RV	536	—	UT & OR	June
Compass RV	RV	175	—	FL	May
	Total	4,882	1,166

(1) Highway West and Sun NG RV Resorts LLC are comprised of 4 RV and 10 RV resorts, respectively.
(2) Refer to Note 8, “Consolidated Variable Interest Entities,” Note 9, “Debt and Lines of Credit,” and Note 10, “Equity and Temporary Equity” in our accompanying Consolidated Financial Statements for additional information.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

installment note receivable is based on the number of payments made on the note. In general, the repurchase price is determined as follows:

Number of Payments	Repurchase Percentage
Fewer than or equal to 15	100%
Greater than 15 but fewer than 64	90%
Equal to or greater than 64 but fewer than 120	65%
120 or more	50%

The transferred assets have been classified as Collateralized receivables, net and the cash proceeds received from these transactions have been classified as Secured borrowings on collateralized receivables within the Consolidated Balance Sheets. The balance of the collateralized receivables was $101.9 million (net of allowance of $0.7 million) and $106.9 million (net of allowance of $0.8 million) as of March 31, 2019 and December 31, 2018, respectively. The receivables have a weighted average interest rate and maturity of 9.9 percent and 13.9 years as of March 31, 2019, and 9.9 percent and 14.1 years as of December 31, 2018.

The outstanding balance on the secured borrowing was $102.7 million and $107.7 million as of March 31, 2019 and December 31, 2018, respectively.

The collateralized receivables earn interest income, and the secured borrowings accrue interest expense at the same interest rates. The amount of interest income and expense recognized was $2.4 million and $2.8 million for the three months ended March 31, 2019 and 2018, respectively.

The balances of the collateralized receivables and secured borrowings are reduced as the related collateralized receivables are collected from the customers, or as the underlying collateral is repurchased. The change in the aggregate gross principal balance of the collateralized receivables is as follows (in thousands):

Three Months Ended March 31, 2019
Beginning balance	$107,731
Principal payments and payoffs from our customers	(3,109)
Principal reduction from repurchased homes	(1,946)
Total activity	(5,055)
Ending balance	$102,676

The following table sets forth the allowance for the collateralized receivables as of March 31, 2019 (in thousands):

Three Months Ended March 31, 2019
Beginning balance	$(807)
Lower of cost or market write-downs	45
Decrease to reserve balance	24
Total activity	69
Ending balance	$(738)

5.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	March 31, 2019	December 31, 2018
Installment notes receivable on manufactured homes, net	$109,256	$112,798
Other receivables, net	70,558	47,279
Total notes and other receivables, net	$179,814	$160,077

Installment Notes Receivable on Manufactured Homes

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our investment in installment notes of $109.3 million (net of allowance of $0.7 million) and $112.8 million (net of allowance of $0.7 million) as of March 31, 2019 and December 31, 2018, respectively, are collateralized by manufactured homes. The notes represent financing to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes have a net weighted average interest rate (net of servicing costs) and maturity of 8.0 percent and 16.4 years as of March 31, 2019, and 8.0 percent and 16.6 years as of December 31, 2018, respectively.

The change in the aggregate gross principal balance of the installment notes receivable is as follows (in thousands):

Three Months Ended March 31, 2019
Beginning balance	$113,495
Investment in installment notes	63
Principal payments and payoffs from customers	(1,653)
Principal reduction from repossessed homes	(1,994)
Total activity	(3,584)
Ending balance	$109,911

Allowance for Losses for Installment Notes Receivable

The following table sets forth the allowance change for the installment notes receivable as follows (in thousands):

Three Months Ended March 31, 2019
Beginning balance	$(697)
Lower of cost or market write-downs	57
Increase to reserve balance	(15)
Total activity	42
Ending balance	$(655)

Other Receivables

As of March 31, 2019, other receivables were comprised of amounts due from: residents for rent, utility charges, fees and other pass through charges of $13.0 million; home sale proceeds of $18.0 million; insurance receivables of $18.5 million and other receivables of $21.1 million. As of December 31, 2018, other receivables were comprised of amounts due from: residents for rent, utility charges, fees and other pass through charges of $7.1 million (net of allowance of $1.5 million); home sale proceeds of $16.1 million; and insurance and other receivables of $24.1 million.

6.	Intangible Assets

Our intangible assets include in-place leases, franchise agreements and other intangible assets. These intangible assets are recorded in Other assets, net on the Consolidated Balance Sheets. In accordance with ASC 842, below market leases are now classified as a right of use asset.

The gross carrying amounts, and accumulated amortization are as follows (in thousands):

		March 31, 2019		December 31, 2018
Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	7 years	117,544	(62,740)	103,547	(59,068)
Franchise agreements and other intangible assets	7-20 years	16,944	(2,146)	16,641	(1,942)
Total		$134,488	$(64,886)	$120,188	$(61,010)

Total amortization expenses related to the intangible assets are as follows (in thousands):

	Three Months Ended March 31,
Intangible Asset	2019	2018
In-place leases	3,672	3,490
Franchise agreements and other intangible assets	205	19
Total	$3,877	$3,509

We anticipate amortization expense for our intangible assets to be as follows for the next five years (in thousands):

	Year
	Remainder of 2019	2020	2021	2022	2023
Estimated expense	$11,850	$14,144	$13,752	$9,151	$5,776

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.      Investment in Affiliates

Investments in joint ventures that are not consolidated, nor investments recorded at cost, are accounted for using the equity method of accounting as prescribed in FASB ASC Topic 323, “Investments - Equity Method and Joint Ventures.”

RezPlot Systems LLC (“Rezplot”) - In January 2019, the Company acquired a 50 percent ownership interest in RezPlot, a software technology company. As of March 31, 2019 we had a $5.3 million investment in RezPlot which is recorded within Other assets, net on the Consolidated Balance Sheets. During the three months ended March 31, 2019, we recognized $0.2 million loss in the Income / (loss) from nonconsolidated affiliates on the Consolidated Statement of Operations related to our ownership interest.

Sungenia JV - In November 2018, the Company and Ingenia Communities Group entered into a joint venture (“JV”) to establish and grow a manufactured housing community development program in Australia. We hold a 50 percent interest in the JV entity. As of March 31, 2019 and December 31, 2018, we had a $2.2 million and $0.7 million investment in the JV which is recorded within Other assets, net on the Consolidated Balance Sheets. During the three months ended March 31, 2019 we recognized less than $0.1 million loss in the Income / (loss) from nonconsolidated affiliates on the Consolidated Statement of Operations related to our ownership interest.

GTSC LLC (“GTSC”) - At March 31, 2019, we had a 40 percent ownership interest in GTSC which engages in acquiring, holding and selling loans secured, directly or indirectly, by manufactured homes located in communities of Sun Communities. Our investment in GTSC as of March 31, 2019 and December 31, 2018 was $37.9 million and $29.8 million, respectively, and is recorded within Other assets, net on the Consolidated Balance Sheets. During the three months ended March 31, 2019 and March 31, 2018, there was $0.5 million net gain and $0.1 million net loss, respectively, in the Income / (loss) from nonconsolidated affiliates on the Consolidated Statement of Operations related to our ownership interest.

Origen Financial Services, LLC (“OFS LLC”) - At March 31, 2019 and 2018, we had a 22.9 percent ownership interest in OFS LLC.  As of both March 31, 2019 and December 31, 2018 our investment in OFS LLC was $0.1 million respectively and is recorded within Other assets, net on the Consolidated Balance Sheets. During the three months ended March 31, 2019 and March 31, 2018, we recognized less than $0.1 million and no income, respectively, in Income / (loss) from nonconsolidated affiliates on the Consolidated Statement of Operations.

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
We consolidate Sun NG Resorts under the guidance set forth in FASB ASC Topic 810 “Consolidation.” We concluded that Sun NG Resorts is a variable interest entity where we are the primary beneficiary, as we have power to direct the significant activities, absorb the significant losses and receive the significant benefits from the entity. Refer to Note 3, “Real Estate Acquisitions,” Note 9, “Debt and Lines of Credit,” and Note 10, “Equity and Temporary Equity” for additional information.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table summarizes the assets and liabilities included in our Consolidated Balance Sheets after eliminations (in thousands):

	March 31, 2019	December 31, 2018
ASSETS
Investment property, net	$314,669	$308,171
Other assets, net	22,369	19,809
Total Assets	$337,038	$327,980

LIABILITIES AND OTHER EQUITY
Debt	$43,913	$44,172
Preferred Equity - Sun NG Resorts - mandatorily redeemable	35,249	35,277
Other liabilities	21,049	6,914
Total Liabilities	100,211	86,363
Equity Interests - NG Sun LLC	22,167	21,976
Noncontrolling interests	6,198	7,145
Total Liabilities and Other Equity	$128,576	$115,484

Investment property, net and other assets, net related to the consolidated VIEs comprised approximately 4.7 percent and 4.9 percent of our consolidated total assets at March 31, 2019 and December 31, 2018, respectively. Debt, Preferred Equity and other liabilities comprised approximately 2.6 percent and 2.6 percent of our consolidated total liabilities at March 31, 2019 and December 31, 2018, respectively. Equity Interests and Noncontrolling interests related to the consolidated VIEs, on an absolute basis, comprised less than 1.0 percent of our consolidated total equity at March 31, 2019 and at December 31, 2018, respectively.

9.      Debt and Lines of Credit

The following table sets forth certain information regarding debt including premiums, discounts and deferred financing costs (in thousands):

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Carrying Amount		Weighted Average Years to Maturity		Weighted Average Interest Rates
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Collateralized term loans - Life Companies	$1,330,591	$1,259,158	16.7	14.4	4.0%	3.9%
Collateralized term loans - FNMA	765,391	770,417	4.9	5.1	4.4%	4.4%
Collateralized term loans - CMBS	403,878	405,702	3.8	4.1	5.1%	5.1%
Collateralized term loans - FMCC	379,157	380,680	5.6	5.9	3.9%	3.9%
Secured borrowings	102,676	107,731	14.2	14.4	9.9%	9.9%
Lines of credit	396,512	128,000	2.1	2.3	3.7%	3.8%
Preferred Equity - Sun NG Resorts - mandatorily redeemable	35,249	35,277	3.5	3.8	6.0%	6.0%
Preferred OP units - mandatorily redeemable	34,663	37,338	4.8	4.7	6.5%	6.6%
Total debt	$3,448,117	$3,124,303	9.3	9.0	4.4%	4.5%

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Collateralized Term Loans

During the three months ended March 31, 2019, we completed a $265.0 million 25-year term loan transaction which carries an interest rate of 4.17 percent. Concurrently, we repaid a $186.8 million term loan with an interest rate of 3.83 percent which was due to mature in January 2030. We recognized a loss on extinguishment of debt of $0.7 million as a result of the repayment transaction in our Consolidated Statement of Operations.

During the three months ended December 31, 2018, we repaid a term loan of $10.2 million with an interest rate of 5.66 percent. The loan was due to mature on February 28, 2019. Concurrently, we entered into a $21.7 million collateralized term loan with a 4.10 percent fixed interest rate and 20-year term.

During the three months ended September 30, 2018, we entered into a $228.0 million collateralized term loan with a 4.10 percent fixed rate and a 20-year term. During the three months ended September 30, 2018, we repaid one collateralized term loan of $30.5 million with an interest rate of 6.34 percent, releasing one encumbered community, which was due to mature March 1, 2019. We recognized a loss on extinguishment of debt of $0.9 million as a result of the repayment transaction in our Consolidated Statement of Operations.

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

In the first quarter of 2018, we repaid four collateralized term loans totaling $24.4 million with a weighted average interest rate of 6.36 percent, releasing three encumbered communities. The loans were due to mature on March 1, 2019. We recognized a loss on extinguishment of debt of $0.2 million as a result of the repayment transactions.

The collateralized term loans totaling $2.9 billion as of March 31, 2019, are secured by 185 properties comprised of 72,964 sites representing approximately $3.2 billion of net book value.

Secured Borrowing

See Note 4, “Collateralized Receivables and Transfers of Financial Assets,” for information regarding our collateralized receivables and secured borrowing transactions.

Preferred OP Units - mandatorily redeemable

Preferred OP units at March 31, 2019 and December 31, 2018 include $34.7 million of Aspen preferred OP units issued by the Operating Partnership. As of March 31, 2019, these units are convertible indirectly into 430,260 shares of our common stock. Subject to certain limitations, at any time prior to January 1, 2024, the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the market price of our common stock is $68.00 per share or less, 0.397 common OP units; or (b) if the market price of our common stock is greater than $68.00 per share, the number of common OP units is determined by dividing (i) the sum of (A) $27.00 plus (B) 25 percent of the amount by which the market price of our common stock exceeds $68.00 per share, by (ii) the per share market price of our common stock. The current preferred distribution rate is 6.5 percent. On January 2, 2024, we are required to redeem all Aspen preferred OP units that have not been converted to common OP units.

Preferred OP units also include $2.7 million of Series B-3 preferred OP units at December 31, 2018, which are not convertible. In January 2019, we redeemed all remaining 26,750 Series B-3 preferred OP units. The weighted average redemption price per unit, which included accrued and unpaid distributions, of $100.153424. In the aggregate, we paid $2.7 million to redeem these units.

Preferred Equity - Sun NG Resorts - mandatorily redeemable

In June 2018, in connection with the investment in Sun NG Resorts, $35.3 million of mandatorily redeemable Preferred Equity (“Preferred Equity - Sun NG Resorts”) was purchased by unrelated third parties. The Preferred Equity - Sun NG Resorts carries a preferred rate of return of 6.0 percent per annum. The Preferred Equity - Sun NG Resorts has a seven-year term and can be redeemed in the fourth quarter of 2022 at the holders’ option. The Preferred Equity - Sun NG Resorts as of March 31, 2019 was

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$35.2 million. Refer to Note 3, “Real Estate Acquisitions,” Note 8, “Consolidated Variable Interest Entities,” and Note 10, “Equity and Temporary Equity” for additional information.

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

The A&R Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the A&R Credit Agreement, which margin can range from 1.35 percent to 2.20 percent for the revolving loan. As of March 31, 2019, the margin based on our leverage ratio was 1.35 percent on the revolving loan. We had $393.0 million borrowings on the revolving loan as of March 31, 2019.

The A&R Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but does reduce the borrowing amount available. At March 31, 2019 and December 31, 2018, approximately $3.9 million of availability was used to back standby letters of credit.

We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us at least a twelve month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate as quoted in the Wall Street Journal on the first business day of each month or 6.0 percent. At March 31, 2019, the effective interest rate was 7.0 percent. The outstanding balance was $3.5 million as of March 31, 2019 and zero as of December 31, 2018.

Covenants

Pursuant to the terms of the A&R Facility, we are subject to various financial and other covenants. The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution, and net worth requirements. At March 31, 2019, we were in compliance with all covenants.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.      Equity and Temporary Equity

At the Market Offering Sales Agreement

In July 2017, we entered into a new at the market offering sales agreement (the “Sales Agreement”) with certain sales agents
(collectively, the “Sales Agents”), whereby we may offer and sell shares of our common stock, having an aggregate offering price of up to $450.0 million, from time to time through the Sales Agents. The Sales Agents are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold from time to time under the Sales Agreement. Through March 31, 2019, we have sold shares of our common stock for gross proceeds of $163.8 million under the Sales Agreement. There were no issuances of common stock under the Sales Agreement during 2019.

Issuance of Series D Preferred OP Units - Temporary Equity

In February 2019, we issued 488,958 Series D Preferred OP Units in connection with the acquisition of Country Village Estates. The Series D preferred OP units have a stated issuance price of $100.00 per OP Unit and carry a preferred return of 3.75 percent until the second anniversary of the issuance date. Commencing with the second anniversary of the issuance date, the Series D Preferred OP Units carry a preferred return of 4.0 percent. Commencing with the first anniversary of the issuance date, each Series D Preferred OP Unit can be exchanged for 0.8 shares of SUI stock at the holder’s option. The holders may require redemption in cash after the fifth anniversary of the Series D issuance date or upon the holder’s death. Refer to Note 3, “Real Estate Acquisitions”.

Equity Interests - NG Sun LLC - Temporary Equity

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

Conversions

Subject to certain limitations, holders can convert certain series of stock and OP units to shares of our common stock at any time. Below is the activity of conversions during the three months ended March 31, 2019 and 2018:

		Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
Series	Conversion Rate	Units/Shares Converted	Common Stock	Units/Shares Converted	Common Stock
Common OP unit	1	6,533	6,533	6,777	6,777
Series A-1 preferred OP unit	2.439	3,950	9,633	3,700	9,023
Series A-4 preferred OP unit	0.4444	—	—	2,373	1,054

Cash Distributions

Cash Distributions for the three months ended March 31, 2019 were as follows:

Cash Distributions	Record Date	Payment Date	Distribution per Share	Total Distribution (thousands)
Common Stock, Common OP units and Restricted Stock	3/29/2019	4/15/2019	$0.75	$66,886
Series A-4 Preferred Stock	3/15/2019	4/1/2019	$0.40625	$432

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Repurchase Program

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock. We have 400,000 common shares remaining in the repurchase program as of March 31, 2019. No common shares were repurchased during the three months ended March 31, 2019 or 2018. There is no expiration date specified for the buyback program.

11.      Share-Based Compensation

As of March 31, 2019, we had two share-based compensation plans; the Sun Communities, Inc. 2015 Equity Incentive Plan (“2015 Equity Incentive Plan”) and the First Amended and Restated 2004 Non-Employee Director Option Plan (“2004 Non-Employee Director Option Plan”). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success, and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future.

The following table shows details on grants of equity awards during the three months ended March 31, 2019:

Grant Period	Type	Plan	Shares Granted	Grant Date Fair Value Per Share		Vesting Type	Vesting Anniversary	Percentage

2019	Executive Officers	2015 Equity Incentive Plan	44,000	$115.39	(1)	Time Based	20.0% annually over 5 years
2019	Executive Officers	2015 Equity Incentive Plan	66,000	$86.71	(2)	Market Condition	3rd	100.0%
2019	Directors	2004 Non-Employee Director Option Plan	18,000	$113.68	(1)	Time Based	3rd	100.0%

(1) The fair value of the grants were determined by using the average closing price of our common stock on the dates the shares were issued.
(2) Share-based compensation for restricted stock awards with market conditions is measured based on an estimate of shares expected to vest. We estimate the fair value of share-based compensation for restricted stock with market conditions using a Monte Carlo simulation. At the grant date our common stock price was $115.39. Based on the Monte Carlo simulation we expect 75.1% of the 66,000 shares to vest.

Options

During the three months ended March 31, 2019, 1,500 shares of common stock were issued in connection with the exercise of stock options with net proceeds of less than $0.1 million. There were no stock option exercises during the three months ended March 31, 2018.

Vesting

The vesting requirements for 108,435 restricted shares granted to our executives, directors and employees were satisfied during the three months ended March 31, 2019.

12.     Segment Reporting

We group our operating segments into reportable segments that provide similar products and services. Each operating segment has discrete financial information evaluated regularly by our chief operating decision maker in evaluating and assessing performance. We have two reportable segments: (i) Real Property Operations and (ii) Home Sales and Rentals. The Real Property Operations segment owns, operates, has an interest in a portfolio, and develops MH communities and RV communities, and is in the business of acquiring, operating, and expanding MH and RV communities. The Home Sales and Rentals segment offers manufactured home sales and leasing services to tenants and prospective tenants of our communities.

Transactions between our segments are eliminated in consolidation. Transient RV revenue is included in the Real Property Operations segment revenues and is expected to approximate $129.7 million annually. Transient RV revenue was recognized 20.2 percent in the first quarter, and is expected to be 23.0 percent, 41.5 percent, and 15.3 percent in the second, third, and fourth quarters, respectively. Transient revenue was $106.2 million for the year ended December 31, 2018. We recognized 20.7 percent in the first quarter, 20.3 percent in the second quarter, 42.6 percent in the third quarter, and 16.4 percent in the fourth quarter.

A presentation of segment financial information is summarized as follows (in thousands):

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$225,261	$53,589	$278,850	$203,779	$47,920	$251,699
Operating expenses/Cost of sales	80,340	34,065	114,405	70,849	31,798	102,647
Net operating income/Gross profit	144,921	19,524	164,445	132,930	16,122	149,052
Adjustments to arrive at net income / (loss):
Interest and other revenues, net	8,480	—	8,480	6,276	—	6,276
Home selling expenses	—	(3,324)	(3,324)	—	(3,290)	(3,290)
General and administrative	(19,234)	(2,653)	(21,887)	(17,187)	(2,570)	(19,757)
Depreciation and amortization	(58,245)	(18,311)	(76,556)	(50,508)	(15,929)	(66,437)
Loss on extinguishment of debt	(653)	—	(653)	(196)	—	(196)
Interest	(34,010)	(4)	(34,014)	(31,134)	(4)	(31,138)
Interest on mandatorily redeemable preferred OP units / equity	(1,094)	—	(1,094)	(619)	—	(619)
Catastrophic weather related charges, net	(782)	—	(782)	2,357	(144)	2,213
Remeasurement of marketable securities	267	—	267	—	—	—
Income / (loss) from nonconsolidated affiliates	—	344	344	—	(59)	(59)
Other income / (expense), net	1,860	38	1,898	(2,616)	(1)	(2,617)
Current tax expense	(122)	(92)	(214)	(96)	(78)	(174)
Deferred tax benefit	217	—	217	347	—	347
Net income / (loss)	41,605	(4,478)	37,127	39,554	(5,953)	33,601
Less: Preferred return to preferred OP units / equity	1,323	—	1,323	1,080	—	1,080
Less: Amounts attributable to noncontrolling interests	1,259	(218)	1,041	2,394	(300)	2,094
Net income / (loss) attributable to Sun Communities, Inc.	39,023	(4,260)	34,763	36,080	(5,653)	30,427
Less: Preferred stock distributions	432	—	432	441	—	441
Net income / (loss) attributable to Sun Communities, Inc. common stockholders	$38,591	$(4,260)	$34,331	$35,639	$(5,653)	$29,986

	March 31, 2019				December 31, 2018
	Real Property Operations		Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Identifiable assets:
Investment property, net	$5,929,030		$542,226	$6,471,256	$5,586,444	$531,872	$6,118,316
Cash and cash equivalents	(7,233)		29,179	21,946	24,343	25,968	50,311
Marketable securities	50,501	—	—	50,501	49,037	—	49,037
Inventory of manufactured homes	—		52,993	52,993	—	49,199	49,199
Notes and other receivables, net	163,362		16,452	179,814	145,673	14,404	160,077
Collateralized receivables, net	101,938		—	101,938	106,924	—	106,924
Other assets, net	165,743		54,471	220,214	140,027	36,135	176,162
Total assets	$6,403,341		$695,321	$7,098,662	$6,052,448	$657,578	$6,710,026

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

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended March 31, 2019.

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

Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards, depreciation and basis differences between tax and U.S. GAAP on our Canadian investments. Our deferred tax assets that have a full valuation allowance relate to our taxable REIT subsidiaries (“TRS”) business. Net deferred tax liabilities of $20.3 million for Canadian entities have been recorded in relation to corporate entities and included in “Other liabilities” in our Consolidated Balance Sheets as of March 31, 2019. Net deferred tax liabilities of $21.6 million (Canada) and $0.1 million (U.S.) have been recorded in relation to corporate entities and included in “Other liabilities” in our Consolidated Balance Sheets as of March 31, 2018. There are no U.S. federal deferred tax assets or liabilities included in our Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.

We had no unrecognized tax benefits as of March 31, 2019 and 2018. We do not expect significant changes in tax positions that would result in unrecognized tax benefits within one year of March 31, 2019.

We recorded a current tax expense for federal, state, and Canadian income taxes of $0.2 million for the three months ended March 31, 2019 and a current tax expense of approximately $0.2 million for the three months ended March 31, 2018.

For the three months ended March 31, 2019 and 2018, we recorded a deferred tax benefit of $0.2 million and $0.3 million, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.     Earnings Per Share

We have outstanding stock options, unvested restricted common shares, and Series A-4 Preferred Stock, and our Operating Partnership has: outstanding common OP units; Series A-1 preferred OP units; Series A-3 preferred OP units; Series A-4 preferred OP units; Series C preferred OP units; Series D preferred OP units; and Aspen preferred OP Units, which, if converted or exercised, may impact dilution.

Computations of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Three Months Ended March 31,
Numerator	2019	2018
Net income attributable to common stockholders	$34,331	$29,986
Allocation to restricted stock awards	(437)	(303)
Basic earnings: Net income attributable to common stockholders after allocation	33,894	29,683
Allocation to restricted stock awards	437	303
Diluted earnings: Net income attributable to common stockholders after allocation	$34,331	$29,986

Denominator
Weighted average common shares outstanding	85,520	78,855
Add: dilutive stock options	1	2
Add: dilutive restricted stock	512	607
Diluted weighted average common shares and securities	86,033	79,464
Earnings per share available to common stockholders after allocation:
Basic	$0.40	$0.38
Diluted	$0.40	$0.38

We have excluded certain convertible securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share as of March 31, 2019 and 2018 (in thousands):

	As of March 31,
	2019	2018
Common OP units	2,719	2,739
Series A-4 preferred stock	1,063	1,085
Series A-3 preferred OP units	40	40
Series A-1 preferred OP units	328	342
Series D preferred OP units	489	—
Aspen preferred OP units	1,284	1,284
Series A-4 preferred OP units	410	422
Series C preferred OP units	314	316
Total securities	6,647	6,228

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
(Unaudited)

Other Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair market values due to the short-term nature of these instruments.

The table below sets forth our financial assets and liabilities that required disclosure of fair value on a recurring basis as of March 31, 2019. The table presents the carrying values and fair values of our financial instruments as of March 31, 2019 and December 31, 2018, that were measured using the valuation techniques described above (in thousands). The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable as the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	March 31, 2019		December 31, 2018
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Marketable securities	$50,501	$50,501	$49,037	$49,037
Installment notes receivable on manufactured homes, net	$109,256	$109,256	$112,798	$112,798
Collateralized receivables, net	$101,938	$101,938	$106,924	$106,924
Financial liabilities
Debt (excluding secured borrowings)	$2,948,929	$2,906,358	$2,888,572	$2,757,649
Secured borrowings	$102,676	$102,676	$107,731	$107,731
Lines of credit	$396,512	$396,512	$128,000	$128,000
Other liabilities (contingent consideration)	$4,702	$4,702	$4,640	$4,640

16.     Recent Accounting Pronouncements

Recent Accounting Pronouncements - Adopted

In February 2016, the FASB issued ASC 2016-02 codified in ASC Topic 842, Leases, which amends the guidance in former ASC Topic 840, Leases. On January 1, 2019, we adopted ASC 2016-02. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for those leases classified as operating leases and disclose key information about leasing arrangements. As amended by ASU 2018-11, comparative reporting periods are presented in accordance with Topic 840, while periods subsequent to the effective date are presented in accordance with Topic 842. The Company elected the package of practical expedients, which permits the Company not to reassess expired or existing contracts containing a lease, the lease classification for expired or existing contracts, initial direct costs for any existing leases. The Company elected not to allocate lease obligation between lease and non-lease components of our agreements for both leases where we are a lessor and leases where we are a lessee. The Company did not elect the hindsight practical expedient, which permits the company to use hindsight in determining the lease terms and impairment implications. The Company did not elect to use a portfolio approach in the valuation of ROU assets and corresponding liabilities. Some ROU assets include an extension option, which is included in the ROU assets and liabilities only if we are reasonably certain to exercise.

Lessor Accounting

Our income from real property and rental home revenue streams are derived from rental agreements where we are the lessor. Our recognition of rental revenue remains mainly consistent with previous guidance, apart from the narrower definition of initial direct costs that can be capitalized. Our leases with customers are classified as operating leases and rental revenue is recognized on a straight-line basis over the customer lease term.

ASC 842 limits the definition of initial direct costs to only the incremental costs of signing a lease. Internal sales employees’ compensation, payroll-related fringe benefits, certain legal fees rendered prior to the execution of a lease, negotiation costs, advertising and other origination effort costs no longer meet the definition of initial direct costs under the new standard, and will be accounted for as general and administrative expense in our condensed consolidated statements of operations. ASC 842 permits the capitalization of direct commission costs. The application of ASC 842 resulted in an immaterial impact on the statement of consolidated operations.
Lease income from tenants is recognized on a straight-line basis over the terms of the relevant lease agreement and is included within income from real property, rental home revenue and ancillary revenue on the Consolidated Statements of Operations.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue is not recognized when collection is not reasonably assured. When collectability is not reasonably assured, the resident is placed on non-accrual status and revenue is recognized when cash payments are received.

Lessee Accounting

We determine if an arrangement is a lease at inception. Our operating lease agreements are primarily for executive office spaces, ground leases at certain communities, and certain equipment leases. The ROU asset and ROU liabilities are included within Other assets, net and Other liabilities on the Consolidated Balance Sheets.
For operating leases with a term greater than one year, the company recognizes the ROU assets and liabilities related to the lease payments on the Consolidated Balance Sheets. The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The ROU assets represent our right to use the underlying assets for the term of the lease and the lease liabilities represent our obligation to make lease payments arising for the agreements. The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. The ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus unamortized initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The ROU asset is periodically reduced by impairment losses. As of March 31, 2019, we have not encountered any impairment losses. Variable lease payments, except for the ones that depend on index or rate, are excluded from the calculation of the ROU assets and lease liabilities and are recognized as variable lease expense in the consolidated Statement of Operations in the period in which they are incurred. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Many of our lessee agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. The Lease liability costs are amortized over the straight-line method over the term of the lease. Operating leases with a term of less than one year are recognized as a lease expense over the term of the lease, with no asset or liability recognized on the Consolidated Balance Sheets.
Finance leases where we are the lessee are included in Other assets, net and Other liabilities on our Consolidated Balance Sheets. The lease liabilities are initially measured in the same manner as operating leases and are subsequently measured at amortized cost using the effective interest method. The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. For finance leases the ROU asset is subsequently amortized using the straight-line method from the lease commencement date to the earlier of the end of its useful life or the end of the lease term unless the lease transfers ownership of the underlying asset to us, or we are reasonably certain to exercise an option to purchase the underlying asset. In those cases, the ROU asset is amortized over the useful life of the underlying asset. Amortization of the ROU asset is recognized and presented separately from interest expense on the lease liability. ROU assets are periodically reduced by impairment losses. As of March 31, 2019, we have not encountered any impairment losses. Refer to Refer to Note 18, “Leases,” for information regarding leasing activities.

On January 1, 2018, we adopted ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” Refer to Note 2, “Revenue” for information regarding our adoption of this guidance.

On January 1, 2018, we adopted ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business” and now capitalize direct acquisition related costs as part of the purchase price of asset acquisitions. Under previous guidance, substantially all of our property acquisitions were accounted for as business combinations with identifiable assets and liabilities measured at fair value, and acquisition related costs expensed as incurred.

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

The following table reconciles our beginning-of-period and end-of-period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Cash and cash equivalents	$21,946	$50,311	$15,153	$10,127
Restricted cash	12,229	11,951	12,271	13,382
Cash, cash equivalents and restricted cash	$34,175	$62,262	$27,424	$23,509

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

18.    Leases

Lessee accounting:
Future minimum lease payments under non-cancellable leases as of the quarter ended March 31, 2019 where we are the lessee include:

	Operating Leases	Finance Leases
2019 (excluding the three months ended March 31, 2019)	$1,766	$112
2020	2,397	120
2021	2,446	120
2022	2,483	120
2023	2,509	120
Thereafter	13,725	4,060
Total undiscounted lease payments	$25,326	$4,652
Less: Imputed interest	(6,213)	(539)
Total lease liabilities	$19,113	$4,113

ROU assets and lease liabilities from operating lease as included within other assets, net and other liabilities in the Consolidated Balance Sheet were $47.7 million and $19.1 million, respectively, as of March 31, 2019. ROU assets from below market leases included within other assets, net in the Consolidated Balance Sheet was $29.1 as of December 31, 2018. No lease liabilities for operating leases were recognized as of December 31, 2018.

ROU assets and lease liabilities from finance lease as included within land and other liabilities in the Consolidated Balance Sheets were $4.1 million respectively as of March 31, 2019. Capital lease assets and liabilities from finance lease as included within land and other liabilities in the Consolidated Balance Sheets were $4.1 million respectively as of December 31, 2018.

Lease expense, as included in our consolidated statement of operations for the respective periods and additional information regarding lease terms are as follows (in thousands except*):

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2019		March 31, 2018
Lease expense		Lease expense
Finance lease expense:		Capital lease expense:
Amortization of right - of-use assets	$18	Amortization of lease	$18
Interest on lease liabilities	26	Interest on lease liabilities	26
Operating lease expense	822	Operating lease expense	851
Variable lease expense	319	Below market ground lease amortization expense	223
Total lease expense	1,185		267

Other information		Other information
Cash paid for amounts included in the measurement of lease liabilities		Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow used for operating leases	450	Operating cash flow used for operating leases	549
Financing cash flow used for finance leases	8	Financing cash flow used for finance leases	8
Right of use asset obtained (land) in exchange for new finance lease liabilities	4,116

	March 31, 2019		December 31, 2018
Right of use asset obtained in exchange for new operating lease liabilities	18,775
Right of use asset obtained relative to below market operating leases	28,930	Below market ground lease intangibles asset	29,118
Total right of use asset from operating leases	47,705

Weighted - average remaining lease term - finance leases (in years)*	5.25
Weighted - average remaining lease term - operating leases (in years)*	13.56
Weighted - average discount rate - finance leases (annual)*	2.50%
Weighted - average discount rate - operating leases (annual)*	4.11%

As of the quarter ended March 31, 2019, we have an additional executive office space operating lease that has not yet commenced of $2.9 million. The lease will commence in November 2019 with a lease term of seven years.
Related Party Leases: Lease of Executive Offices. Gary A. Shiffman, together with certain of his family members, indirectly owns an equity interest of approximately 28.1 percent in American Center LLC, the entity from which we lease office space for our principal executive offices. Each of Brian M. Hermelin, Ronald A. Klein and Arthur A. Weiss indirectly owns a less than one percent interest in American Center LLC. Mr. Shiffman is our Chief Executive Officer and Chairman of the Board. Each of Mr. Hermelin, Mr. Klein and Mr. Weiss is a director of the Company. Under this agreement, we lease approximately 103,100 rentable square feet of permanent space. The initial term of the lease is until October 31, 2026, and the average gross base rent is $18.55 per square foot until October 31, 2019 with graduated rental increases thereafter. Each of Mr. Shiffman, Mr. Hermelin, Mr. Klein and Mr. Weiss may have a conflict of interest with respect to his obligations as our officer and/or director and his ownership interest in American Center LLC.

Lessor Accounting:
We are not the lessor for any finance leases as of March 31, 2019. Over 99% of our operating leases where we are the lessor are either month to month or for a time period not to exceed one year.  As of the reporting date, future minimum lease payments would

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

not exceed twelve months.  Similarly, over 95% of our investment property, net on the Consolidated balance sheets, and related depreciation amounts, relate to assets whereby we are the lessor under an operating lease.

19.    Subsequent Events

Subsequent to the quarter ended March 31, 2019, we acquired a RV community located in New Hampshire for $2.7 million.

We have evaluated our Consolidated Financial Statements for subsequent events through the date that this Form 10-Q was issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes filed herewith, along with our 2018 Annual Report. Capitalized terms are used as defined elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. As of March 31, 2019, we owned and operated or held an interest in a portfolio of 379 developed properties located in 31 states throughout the U.S. and one province in Canada, including 235 MH communities, 113 RV communities, and 31 properties containing both MH and RV sites.

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

SIGNIFICANT ACCOUNTING POLICIES

We have identified significant accounting policies that, as a result of the judgments, uncertainties, and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition or results of operations under different conditions or using different assumptions. Details regarding significant accounting policies are described fully in our 2018 Annual Report.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

SUMMARY STATEMENTS OF OPERATIONS

The following table summarizes our consolidated financial results and reconciles net income to NOI for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income attributable to Sun Communities, Inc., common stockholders:	$34,331	$29,986
Other revenues	(8,480)	(6,276)
Home selling expenses	3,324	3,290
General and administrative	21,887	19,757
Depreciation and amortization	76,556	66,437
Catastrophic weather related charges, net	782	(2,213)
Loss on extinguishment of debt	653	196
Interest expense	35,108	31,757
Remeasurement of marketable securities	(267)	—
Other (income) / expense, net	(1,898)	2,617
(Income) / loss from nonconsolidated affiliates	(344)	59
Current tax expense	214	174
Deferred tax benefit	(217)	(347)
Preferred return to preferred OP units / equity	1,323	1,080
Amounts attributable to noncontrolling interests	1,041	2,094
Preferred stock distribution	432	441
NOI / Gross profit	$164,445	$149,052

	Three Months Ended March 31,
	2019	2018
Real Property NOI	$143,540	$131,745
Rental Program NOI	26,061	24,102
Home Sales NOI / Gross profit	10,341	8,329
Ancillary NOI / Gross profit	1,381	1,185
Site rent from Rental Program (included in Real Property NOI) (1)	(16,878)	(16,309)
NOI / Gross profit	$164,445	$149,052

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

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
Financial Information (in thousands)	2019	2018	Change	% Change
Income from real property	$216,779	$197,211	$19,568	9.9%
Property operating expenses:
Payroll and benefits	18,871	15,658	3,213	20.5%
Legal, taxes, and insurance	2,384	2,482	(98)	(3.9)%
Utilities	24,428	22,553	1,875	8.3%
Supplies and repair	6,354	5,256	1,098	20.9%
Other	5,872	5,681	191	3.4%
Real estate taxes	15,330	13,836	1,494	10.8%
Property operating expenses	73,239	65,466	7,773	11.9%
Real Property NOI	$143,540	$131,745	$11,795	9.0%

	As of March 31,
Other Information	2019	2018	Change
Number of properties	379	350	29

MH occupancy	95.4%
RV occupancy	100.0%
MH & RV blended occupancy (1)	96.4%	95.8%	0.6%

Sites available for development	11,246	9,345	1,901

Monthly base rent per site - MH	$565	$543	$22
Monthly base rent per site - RV (2)	$457	$436	$21
Monthly base rent per site - Total	$526	$505	$21

(1)	Overall occupancy percentage includes MH and annual RV sites, and excludes transient RV sites.

(2)	Monthly base rent pertains to annual RV sites and excludes transient RV sites.

The $11.8 million increase in Real Property NOI consists of $9.5 million from Same Communities as detailed below and $2.3 million from acquired properties.

REAL PROPERTY OPERATIONS – SAME COMMUNITIES

A key management tool used when evaluating performance and growth of our properties is a comparison of our Same Communities. Same Communities consist of properties owned and operated since January 1, 2018. The Same Community data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations. The Same Community data in this Form 10-Q includes all properties which we have owned and operated continuously since January 1, 2018.

In order to evaluate the growth of the Same Communities, management has classified certain items differently than our GAAP statements. The reclassification difference between our GAAP statements and our Same Community portfolio is the reclassification of water and sewer revenues from income from real property to utilities. A significant portion of our utility charges are re-billed to our residents. We have reclassified $8.4 million and $8.1 million for the three months ended March 31, 2019 and 2018, respectively, to reflect the utility expenses associated with our Same Community portfolio net of recovery.

The following tables reflect certain financial and other information for our Same Communities as of and for the three months ended March 31, 2019 and 2018. The amounts in the table below reflect constant currency for comparative purposes. Canadian currency figures included within the three months ended March 31, 2018 have been translated at 2019 exchange rates:

	Three Months Ended March 31,
Financial Information (in thousands)	2019	2018	Change	% Change
Income from real property(1)	$199,084	$187,826	$11,258	6.0%
Property operating expenses:
Payroll and benefits	16,421	15,534	887	5.7%
Legal, taxes, and insurance	2,191	2,471	(280)	(11.3)%
Utilities	14,434	14,463	(29)	(0.2)%
Supplies and repair	5,719	5,159	560	10.9%
Other	4,455	4,688	(233)	(5.0)%
Real estate taxes	14,590	13,766	824	6.0%
Property operating expenses	57,810	56,081	1,729	3.1%
Real Property NOI	$141,274	$131,745	$9,529	7.2%

	As of March 31,
Other Information	2019	2018	Change
Number of properties	345	345	—

MH occupancy (2)	97.6%
RV occupancy (2)	100.0%
MH & RV blended occupancy (2) (3)	98.2%	96.1%	2.1%

Sites available for development	7,296	7,602	(306)

Monthly base rent per site - MH	$565	$543	$22
Monthly base rent per site - RV (4)	$457	$434	$23
Monthly base rent per site - Total	$541	$519	$22

(1)
The Company adopted ASC 842, the new leasing standard, as of January 1, 2019 which required the reclassification of bad debt expense from Property operating expense to Income from real property. To assist with comparability within Same Community results, bad debt expense has been reclassified to be shown as a reduction of Income from real property for all periods presented.

(2)	The occupancy percentage includes MH and annual RV sites, and excludes recently completed but vacant expansion sites and transient RV sites.

(3)	The occupancy percentage for 2018 has been adjusted to reflect incremental growth period-over-period from filled MH expansion sites and the conversion of transient RV sites to annual RV sites.

(4)	Monthly base rent pertains to annual RV sites and excludes transient RV sites.

The 7.2 percent growth in NOI is primarily due to increased Income from real property of $11.3 million, or 6.0 percent. The 6.0 percent increase is primarily attributable to a 2.1 percent increase in occupancy and a 4.2 percent increase in total monthly base rent per site when compared to the same period in 2018. The increase in Income from real property was partially offset by a $1.7 million, or 3.1 percent, increase in Property operating expenses, primarily attributable to increases in Payroll and benefits, Real estate taxes, and Supplies and repair.

HOME SALES AND RENTALS

We purchase new homes and acquire pre-owned and repossessed manufactured homes, generally located within our communities, from lenders, dealers, and former residents to sell or lease to current and prospective residents.

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended March 31, 2019 and 2018 (in thousands, except for average selling prices and statistical information):

	Three Months Ended March 31,
Financial Information	2019	2018	Change	% Change
New home sales	$15,381	$11,893	$3,488	29.3%
Pre-owned home sales	24,237	23,007	1,230	5.3%
Revenue from home sales	39,618	34,900	4,718	13.5%

New home cost of sales	13,146	10,197	2,949	28.9%
Pre-owned home cost of sales	16,131	16,374	(243)	(1.5)%
Cost of home sales	29,277	26,571	2,706	10.2%
NOI / Gross profit	$10,341	$8,329	$2,012	24.2%

Gross profit – new homes	$2,235	$1,696	$539	31.8%
Gross margin % – new homes	14.5%	14.3%	0.2%
Average selling price – new homes	$123,048	$112,198	$10,850	9.7%

Gross profit – pre-owned homes	$8,106	$6,633	$1,473	22.2%
Gross margin % – pre-owned homes	33.4%	28.8%	4.6%
Average selling price – pre-owned homes	$36,013	$31,473	$4,540	14.4%

Statistical Information
Home sales volume:
New home sales	125	106	19	17.9%
Pre-owned home sales	673	731	(58)	(7.9)%
Total homes sold	798	837	(39)	(4.7)%

Gross profit for new and pre-owned home sales increased $0.5 million and $1.5 million, respectively, in the three months ended March 31, 2019 as compared to the same period in 2018. The increase for new home sales is primarily the result of higher new home sales volumes coupled with a 9.7 percent increase in average selling price in the three months ended March 31, 2019 as compared to the same period in 2018. The gross profit increase for pre-owned home sales is primarily the result of a 14.4 percent increase in average selling price in the three months ended March 31, 2019 as compared to the same period in 2018.

The following table reflects certain financial and other information for our Rental Program as of and for the three months ended March 31, 2019 and 2018 (in thousands, except for statistical information):

	Three Months Ended March 31,
Financial Information	2019	2018	Change	% Change
Revenues:
Rental home revenue	$13,971	$13,020	$951	7.3%
Site rent from Rental Program (1)	16,878	16,309	569	3.5%
Rental Program revenue	30,849	29,329	1,520	5.2%
Expenses:
Repairs and refurbishment	2,304	2,314	(10)	(0.4)%
Taxes and insurance	1,864	1,546	318	20.6%
Other	620	1,367	(747)	(54.6)%
Rental Program operating and maintenance	4,788	5,227	(439)	(8.4)%
Rental Program NOI	$26,061	$24,102	$1,959	8.1%

Other Information
Number of occupied rentals, end of period	11,170	11,074	96	0.9%
Investment in occupied rental homes, end of period	$547,844	$504,402	$43,442	8.6%
Number of sold rental homes	210	234	(24)	(10.3)%
Weighted average monthly rental rate, end of period	$963	$913	$50	5.5%

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

Rental Program NOI increased by 8.1 percent for the three months ended March 31, 2019 as compared to the same period in 2018. The increase is due to an increase in Rental Program revenues of 5.2 percent, or $1.5 million, which is primarily attributable to a 5.5 percent increase in the weighted average monthly rental rate, combined with a decrease of $0.4 million in expenses.

OTHER ITEMS - STATEMENTS OF OPERATIONS

The following table summarizes other income and expenses for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	Three Months Ended March 31,
	2019	2018	Change	% Change
Ancillary revenues, net	$1,381	$1,185	$196	16.5%
Interest income	$4,800	$5,316	$(516)	(9.7)%
Brokerage commissions and other revenues, net	$3,680	$960	$2,720	283.3%
Home selling expenses	$3,324	$3,290	$34	1.0%
General and administrative expenses	$21,887	$19,757	$2,130	10.8%
Depreciation and amortization	$76,556	$66,437	$10,119	15.2%
Loss on extinguishment of debt	$653	$196	$457	233.2%
Interest expense	$35,108	$31,757	$3,351	10.6%
Catastrophic weather related charges, net	$782	$(2,213)	$2,995	(135.3)%
Other income / (expense), net	$1,898	$(2,617)	$4,515	172.5%
Income / (loss) from nonconsolidated affiliates	$344	$(59)	$403	683.1%
Current tax expense	$(214)	$(174)	$(40)	(23.0)%
Deferred tax benefit	$217	$347	$(130)	(37.5)%

Interest income - for the three months ended March 31, 2019, decreased primarily due to a decrease in our interest bearing receivables as compared to the same period in 2018. Refer to Note 4, “Collateralized Receivables and Transfers of Financial Assets,” and Note 5, “Notes and Other Receivables” of our accompanying Consolidated Financial Statements for additional information.

Brokerage commissions and other revenues, net - for the three months ended March 31, 2019, increased primarily due to an increase in dividend income of $0.9 million for the three months ended March 31, 2019, primarily due to our investment in marketable securities, as compared to the same period in 2018, in addition to $0.4 million in business interruption insurance proceeds related to Hurricane Irma.

General and administrative expenses - for the three months ended March 31, 2019, increased primarily due to an increase in wages, taxes,incentives and deferred compensation expenses as compared to the same period in 2018.

Depreciation and amortization - increased as a result of our recent property acquisitions and ongoing expansion and development activities. Refer to Note 3, “Real Estate Acquisitions” of our accompanying Consolidated Financial Statements for additional information.

Interest Expense - for the three months ended March 31, 2019, increased primarily due to an increase in mortgage loans outstanding and a higher line of credit balance for the quarter ended March 31, 2019 as compared to 2018. Refer to Note 9, “Debt and Lines of Credit,” in our accompanying Consolidated Financial Statements for additional information.

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

Other income / (expense), net - in the three months ended March 31, 2019, was primarily comprised of a foreign currency translation gain of $2.0 million partially offset by a contingent liability re-measurement of $0.1 million, as compared to a foreign currency translation loss of $2.5 million partially offset by a contingent liability re-measurement of $0.1 million during the same period in 2018.

FUNDS FROM OPERATIONS

The following table reconciles net income to FFO data for diluted purposes for the three months ended March 31, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net income attributable to Sun Communities, Inc. common stockholders:	$34,331	$29,986
Adjustments:
Depreciation and amortization	76,712	66,646
Remeasurement of marketable securities	(267)	—
Amounts attributable to noncontrolling interests	723	1,889
Preferred return to preferred OP units	527	553
Preferred distribution to Series A-4 preferred stock	432	441
Gain on disposition of assets, net	(5,679)	(4,539)
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities (1)	106,779	94,976
Adjustments:
Other acquisition related costs (2)	160	135
Loss on extinguishment of debt	653	196
Catastrophic weather related charges, net	782	(2,213)
Loss of earnings - catastrophic weather related (3)	—	325
Other (income) / expense, net	(1,898)	2,617
Debt premium write-off	—	(782)
Deferred tax benefit	(217)	(347)
Core FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible(1)	$106,259	$94,907

Weighted average common shares outstanding - basic:	85,520	78,855
Add:
Common stock issuable upon conversion of stock options	1	2
Restricted stock	512	607
Common OP units	2,722	2,741
Common stock issuable upon conversion of Series A-4 preferred stock	472	482
Common stock issuable upon conversion of Series A-3 preferred OP units	75	75
Common stock issuable upon conversion of Series A-1 preferred OP units	803	836
Weighted average common shares outstanding - fully diluted	90,105	83,598

FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per share - fully diluted	$1.19	$1.14
Core FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per share - fully diluted	$1.18	$1.14
(1)    The effect of certain anti-dilutive convertible securities is excluded from these items.

(2)
These costs represent the expenses incurred to bring recently acquired properties up to our operating standards, including items such as tree trimming and painting costs that do not meet our capitalization policy.

(3)
Adjustment represents estimated loss of earnings in excess of the applicable business interruption deductible in relation to our three Florida Keys communities that were impaired by Hurricane Irma which had not yet been received from our insurer.

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

We also intend to continue to strengthen our capital and liquidity positions by focusing on our core fundamentals, which are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our liquidity requirements through available cash balances, cash flows generated from operations, draws on our lines of credit, and the use of debt and equity offerings under our shelf registration statement. Refer to Note 9, “Debt and Lines of Credit” and Note 10, “Equity and Temporary Equity” in our accompanying Consolidated Financial Statements for additional information.

Our capital expenditures include expansion and development, lot modifications, recurring capital expenditures and rental home purchases. For the three months ended March 31, 2019 and 2018, expansion and development activities of $51.2 million and $24.6 million, respectively, related to costs consisting primarily of construction of sites and other costs necessary to complete home site improvements.

For the three months ended March 31, 2019 and 2018, lot modification expenditures were $5.6 million and $5.1 million, respectively. These expenditures improve asset quality in our communities and are incurred when an existing home is removed and the site is prepared for a new home (more often than not, a multi-sectional home). These activities, which are mandated by strict manufacturer’s installation requirements and state building codes, include items such as new foundations, driveways, and utility upgrades.

For the three months ended March 31, 2019 and 2018, recurring capital expenditures of $5.3 million and $3.3 million, respectively, related to our continued commitment to the upkeep of our properties.

We invest in the acquisition of homes intended for the Rental Program. Expenditures for these investments depend upon the condition of the markets for repossessions and new home sales, as well as rental homes. We finance certain of our new home purchases with a $12.0 million manufactured home floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third-party financing of our home sales, available manufactured home floor plan financing and working capital available on our lines of credit.

Our cash flow activities are summarized as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net Cash Provided by Operating Activities	$103,141	$80,905
Net Cash Used for Investing Activities	$(392,483)	$(68,518)
Net Cash Provided by Financing Activities	$261,097	$(8,464)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$158	$(8)

Cash, cash equivalents and restricted cash decreased by $28.1 million from $62.3 million as of December 31, 2018, to $34.2 million as of March 31, 2019.

Operating Activities

Net cash provided by operating activities increased by $22.2 million from $80.9 million for the three months ended March 31, 2018 to $103.1 million for the three months ended March 31, 2019.

Our net cash flows provided by operating activities from continuing operations may be adversely impacted by, among other things: (a) the market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets; (b) lower occupancy and rental rates of our properties; (c) increased operating costs, such as wage and benefit costs, insurance premiums, real estate taxes and utilities, that cannot be passed on to our tenants; (d) decreased sales of manufactured homes; and (e) current volatility in economic conditions and the financial markets. See “Risk Factors” in Part I, Item 1A of our 2018 Annual Report.

Investing Activities

Net cash used for investing activities was $392.5 million for the three months ended March 31, 2019, compared to $68.5 million for the three months ended March 31, 2018. Refer to Note 3, “Real Estate Acquisitions” in our accompanying Consolidated Financial Statements for additional information.

Financing Activities

Net cash provided by financing activities was $261.1 million for the three months ended March 31, 2019, compared to net cash provided by financing activities of $8.5 million for the three months ended March 31, 2018. Refer to Note 9, “Debt and Lines of Credit” and Note 10, “Equity and Temporary Equity” in our accompanying Consolidated Financial Statements for additional information.

Financial Flexibility

In July 2017, we entered into an at the market offering sales agreement (the “Sales Agreement”) with certain sales agents (collectively, the “Sales Agents”), whereby we may offer and sell shares of our common stock, having an aggregate offering price of up to $450.0 million, from time to time through the Sales Agents. The Sales Agents are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold from time to time under the Sales Agreement. Through March 31, 2019, we have sold shares of our common stock for gross proceeds of $163.8 million under the Sales Agreement.

In April 2017, we amended and restated our credit agreement (the “A&R Credit Agreement”) with Citibank, N.A. (“Citibank”) and certain other lenders. Pursuant to the A&R Credit Agreement, we entered into a senior revolving credit facility with Citibank and certain other lenders in the amount of $650.0 million, comprised of a $550.0 million revolving loan and a $100.0 million term loan (the “A&R Facility”). We repaid the term loan in full on September 7, 2018 and we are unable to reborrow on the term loan. The A&R Credit Agreement has a four-year term ending April 25, 2021, which can be extended for two additional six-month periods at our option, subject to the satisfaction of certain conditions as defined in the A&R Credit Agreement. The A&R Credit Agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $350.0 million. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the A&R Facility may be increased up to $900.0 million.

The A&R Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the A&R Credit Agreement, which margin can range from 1.35 percent to 2.20 percent for the revolving loan. As of March 31, 2019, the margin based on our leverage ratio was 1.35 percent on the revolving loan. We had $393.0 million borrowings on the revolving loan as of March 31, 2019.

The A&R Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but does reduce the borrowing amount available. At March 31, 2019 and December 31, 2018, approximately $3.9 million of availability was used to back standby letters of credit.

Pursuant to the terms of the A&R Facility, we are subject to various financial and other covenants. We are currently in compliance with these covenants. The most restrictive financial covenants for the A&R Facility are as follows:

Covenant	Requirement	As of March 31, 2019
Maximum Leverage Ratio	<65%	33.0%
Minimum Fixed Charge Coverage Ratio	>1.40	3.00
Minimum Tangible Net Worth	>2,918,046	$4,734,859
Maximum Dividend Payout Ratio	<95.0%	59.0%

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, expansion and development of communities, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. At March 31, 2019, we had 195 unencumbered properties, of which 61 support the borrowing base for our $550.0 million revolving loan in our A&R Facility.

From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, obtain debt financing, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the MH and RV community industry at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those markets could make borrowing more difficult to secure, more expensive, or effectively unavailable. See “Risk Factors” in Part I, Item 1A of our 2018 Annual Report and in Part II, Item 1A of this report. If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of March 31, 2019, our net debt to enterprise value was approximately 24.1 percent (assuming conversion of all common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series A-4 preferred OP units, Series C preferred OP units and Series D preferred OP units to shares of common stock). Our debt has a weighted average maturity of approximately 9.3 years and a weighted average interest rate of 4.4 percent.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as “forecasts,” “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “predicts,” “potential,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled,” “guidance” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under “Risk Factors” in Part I, Item IA, contained in our 2018 Annual Report and Item 8.01 in our Current Report on Form 8-K filed February 22, 2019, and our other filings with the SEC, such risks and uncertainties include, but are not limited to:

•	changes in general economic conditions, the real estate industry, and the markets in which we operate;

•	difficulties in our ability to evaluate, finance, complete and integrate acquisitions, developments and expansions successfully;

•	our liquidity and refinancing demands;

•	our ability to obtain or refinance maturing debt;

•	our ability to maintain compliance with covenants contained in our debt facilities;

•	availability of capital;

•	changes in foreign currency exchange rates, including between the U.S. dollar and each of the Canadian and the Australian dollar;

•	our ability to maintain rental rates and occupancy levels;

•	our failure to maintain effective internal control over financial reporting and disclosure controls and procedures;

•	increases in interest rates and operating costs, including insurance premiums and real property taxes;

•	risks related to natural disasters such as hurricanes, earthquakes, floods and wildfires;

•	general volatility of the capital markets and the market price of shares of our capital stock;

•	our failure to maintain our status as a REIT;

•	changes in real estate and zoning laws and regulations;

•	legislative or regulatory changes, including changes to laws governing the taxation of REITs;

•	litigation, judgments or settlements;

•	competitive market forces;

•	the ability of manufactured home buyers to obtain financing; and

•	the level of repossessions by manufactured home lenders.

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

Our variable rate debt totaled $396.5 million and $294.8 million as of March 31, 2019 and 2018, respectively, and bears interest at Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0 percent, our interest expense would have increased or decreased by approximately $0.7 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively, based on the $290.3 million and $260.1 million average balances outstanding under our variable rate debt facilities, respectively.

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

At March 31, 2019 and December 31, 2018, our stockholder’s equity included $146.6 million and $141.4 million from our Canadian subsidiaries and Australian equity investments, respectively, which represented 4.7 percent and 4.6 percent of total stockholder’s equity, respectively. Based on our sensitivity analysis, a 10.0 percent strengthening of the U.S. dollar against the Canadian and Australian dollar would have caused a reduction of $14.7 million and $14.1 million to our total stockholder’s equity at March 31, 2019 and December 31, 2018, respectively.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at March 31, 2019. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in internal control over financial reporting

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to “Legal Proceedings” in Part 1 - Item 1 - Note 17, “Commitments and Contingencies” in our accompanying Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors described in Part 1, Item 1A., “Risk Factors,” in our 2018 Annual Report, and Item 8.01 in our Current Report on Form 8-K filed February 22, 2019, which could materially affect our business, financial condition or future results. There have been no material changes to the disclosure on these matters set forth in the 2018 Annual Report and the Current Report on Form 8-K.

The phaseout of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates.

On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phaseout LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or if alternative rates or benchmarks will be adopted. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect the Company’s results or operations, cash flows and liquidity. With such uncertainty, we cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks. If changes are made to the method of calculating LIBOR or LIBOR ceases to exist, we may need to amend certain contracts and cannot predict what alternative rate or benchmark would be negotiated. This may result in an increase to our interest expense.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Holders of our OP units have converted the following units during the three months ended March 31, 2019:

		Three Months Ended March 31, 2019
Series	Conversion Rate	Units/Shares Converted	Common Stock
Common OP unit	1	6,533	6,533
Series A-1 preferred OP unit	2.439	3,950	9,633

All of the above shares of common stock were issued in private placements in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.

ITEM 6.  EXHIBITS

Refer to “Exhibit Index.”

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Fourth Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership dated January 31, 2019	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed February 5, 2019
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 25, 2019	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)