Form 10-Q
period 2019-06-30
SUN COMMUNITIES INC
filed 2019-07-25
CIK 912593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2019.

or

☐ TRANSITION PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12616

SUN COMMUNITIES INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland				38-2730780
(State of Incorporation)				(I.R.S. Employer Identification No.)

27777 Franklin Rd,	Suite 200,	Southfield,	Michigan	48034
(Address of Principal Executive Offices)				(Zip Code)

(248) 208-2500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	SUI	New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☒	☐	☐	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of Common Stock, $0.01 par value per share, outstanding as of July 18, 2019:   90,670,873

SUN COMMUNITIES, INC.

PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	June 30, 2019	December 31, 2018
ASSETS
Land	$1,286,952	$1,201,945
Land improvements and buildings	6,026,193	5,586,250
Rental homes and improvements	599,150	571,661
Furniture, fixtures and equipment	215,610	201,090
Investment property	8,127,905	7,560,946
Accumulated depreciation	(1,560,061)	(1,442,630)
Investment property, net (including 324,931 and 308,171 for consolidated VIEs at June 30, 2019 and December 31, 2018; see Note 8)	6,567,844	6,118,316
Cash and cash equivalents	28,704	50,311
Marketable securities	53,553	49,037
Inventory of manufactured homes	55,869	49,199
Notes and other receivables, net	164,303	160,077
Collateralized receivables, net	97,658	106,924
Other assets, net (including 23,167 and 19,809 for consolidated VIEs at June 30, 2019 and December 31, 2018; see Note 8)	254,153	176,162
TOTAL ASSETS	$7,222,084	$6,710,026
LIABILITIES
Mortgage loans payable (including 43,661 and 44,172 for consolidated VIEs at June 30, 2019 and December 31, 2018; see Note 8)	$2,863,485	$2,815,957
Secured borrowings on collateralized receivables	98,299	107,731
Preferred Equity - Sun NG RV Resorts LLC - mandatorily redeemable (fully attributable to consolidated VIEs; See Note 8)	35,249	35,277
Preferred OP units - mandatorily redeemable	34,663	37,338
Lines of credit	76,079	128,000
Distributions payable	69,719	63,249
Advanced reservation deposits and rent	160,527	133,698
Other liabilities (including 32,461 and 6,914 for consolidated VIEs at June 30, 2019 and December 31, 2018; see Note 8)	204,167	157,862
TOTAL LIABILITIES	3,542,188	3,479,112
Commitments and contingencies (see Note 17)
Series A-4 preferred stock, $0.01 par value. Issued and outstanding: 1,052 shares at June 30, 2019 and 1,063 shares at December 31, 2018	31,402	31,739
Series A-4 preferred OP units	9,590	9,877
Series D preferred OP units	51,462	—
Equity Interests - NG Sun LLC (fully attributable to consolidated VIEs; See Note 8)	22,099	21,976
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value. Authorized: 180,000 shares; Issued and outstanding: 90,667 shares at June 30, 2019 and 86,357 shares at December 31, 2018	907	864
Additional paid-in capital	4,851,323	4,398,949
Accumulated other comprehensive loss	(1,184)	(4,504)
Distributions in excess of accumulated earnings	(1,343,792)	(1,288,486)
Total Sun Communities, Inc. stockholders' equity	3,507,254	3,106,823
Noncontrolling interests
Common and preferred OP units	50,880	53,354
Consolidated variable interest entities	7,209	7,145
Total noncontrolling interests	58,089	60,499
TOTAL STOCKHOLDERS' EQUITY	3,565,343	3,167,322
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$7,222,084	$6,710,026

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
REVENUES
Income from real property	$226,099	$198,670	$442,878	$395,881
Revenue from home sales	47,242	41,217	86,860	76,117
Rental home revenue	14,412	13,348	28,383	26,368
Ancillary revenue	17,265	12,031	25,747	18,599
Interest income	4,919	5,277	9,719	10,593
Brokerage commissions and other revenues, net	2,508	891	6,188	1,851
Total revenues	312,445	271,434	599,775	529,409
EXPENSES
Property operating and maintenance	65,888	58,691	123,797	110,321
Real estate taxes	15,726	14,076	31,056	27,912
Cost of home sales	34,435	30,932	63,712	57,503
Rental home operating and maintenance	5,091	5,315	9,879	10,542
Ancillary expenses	12,480	8,241	19,581	13,624
Home selling expenses	3,626	3,986	6,950	7,276
General and administrative	23,697	21,452	45,584	41,209
Catastrophic weather related charges, net	179	53	961	(2,160)
Depreciation and amortization	76,153	67,773	152,709	134,210
Loss on extinguishment of debt	70	1,522	723	1,718
Interest expense	33,661	32,260	67,675	63,398
Interest on mandatorily redeemable preferred OP units / equity	1,181	790	2,275	1,409
Total expenses	272,187	245,091	524,902	466,962
Income Before Other Items	40,258	26,343	74,873	62,447
Remeasurement of marketable securities	3,620	—	3,887	—
Other income / (expense), net	1,021	(1,828)	2,919	(4,445)
Income / (loss) from nonconsolidated affiliates	393	(8)	737	(67)
Current tax expense	(272)	(225)	(486)	(399)
Deferred tax benefit / (expense)	96	(112)	313	235
Net Income	45,116	24,170	82,243	57,771
Less: Preferred return to preferred OP units / equity	(1,718)	(1,103)	(3,041)	(2,183)
Less: Amounts attributable to noncontrolling interests	(2,585)	(2,227)	(3,626)	(4,321)
Net income attributable to Sun Communities, Inc.	40,813	20,840	75,576	51,267
Less: Preferred stock distribution	(428)	(432)	(860)	(873)
Net income attributable to Sun Communities, Inc. common stockholders	$40,385	$20,408	$74,716	$50,394
Weighted average common shares outstanding
Basic	87,130	79,612	86,325	79,233
Diluted	87,564	80,116	86,770	79,905
Earnings per share (Refer to Note 14):
Basic	$0.46	$0.25	$0.86	$0.63
Diluted	$0.46	$0.25	$0.86	$0.63

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$45,116	$24,170	$82,243	$57,771
Foreign currency translation loss adjustment	(1,913)	(1,594)	(3,488)	(3,455)
Total comprehensive income	43,203	22,576	78,755	54,316
Less: Comprehensive income attributable to noncontrolling interests	(2,494)	(2,147)	(3,458)	(4,152)
Comprehensive income attributable to Sun Communities, Inc.	40,709	20,429	75,297	50,164

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
OPERATING ACTIVITIES
Net Cash Provided By Operating Activities	$259,844	$198,682
INVESTING ACTIVITIES
Investment in properties	(262,944)	(157,863)
Acquisitions of properties, net of cash acquired	(308,165)	(260,426)
Proceeds from dispositions of assets and depreciated homes, net	28,774	18,776
Purchases of notes receivable	—	(213)
Repayments of notes and other receivables	2,307	1,478
Investments in nonconsolidated affiliates	(30,502)	(9,243)
Net Cash Used For Investing Activities	(570,530)	(407,491)
FINANCING ACTIVITIES
Issuance of common stock, OP units, and preferred OP units, net	443,420	85,969
Redemption of Series B-3 preferred OP units	(2,675)	(4,105)
Borrowings on lines of credit	2,345,659	1,041,876
Payments on lines of credit	(2,397,580)	(546,839)
Proceeds from issuance of other debt	265,000	—
Payments on other debt	(223,559)	(235,174)
Prepayment penalty on debt	—	(1,718)
Proceeds received from return of prepaid deferred financing costs	1,618	—
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(133,989)	(117,054)
Payments for deferred financing costs	(3,875)	(602)
Net Cash Provided By Financing Activities	294,019	222,353
Effect of exchange rate changes on cash, cash equivalents and restricted cash	443	(252)
Net change in cash, cash equivalents and restricted cash	(16,224)	13,292
Cash, cash equivalents and restricted cash, beginning of period	62,262	23,509
Cash, cash equivalents and restricted cash, end of period (see Note 16)	$46,038	$36,801

	Six Months Ended
	June 30, 2019	June 30, 2018
SUPPLEMENTAL INFORMATION
Cash paid for interest (net of capitalized interest of $3,283 and $2,205 respectively)	$66,947	$62,648
Cash paid for interest on mandatorily redeemable debt	$2,275	$1,399
Cash paid for income taxes	$703	$680
Noncash investing and financing activities
Reduction in secured borrowing balance	$9,432	$10,940
Change in distributions declared and outstanding	$6,401	$4,106
Conversion of common and preferred OP units	$527	$1,120
Conversion of Series A-4 preferred stock	$337	$675
Noncash investing and financing activities at the date of acquisition:
Acquisitions - Equity Interests - NG Sun LLC (see Note 8)	$—	$21,869
Acquisitions - Preferred Equity - Sun NG RV Resorts LLC (see Note 8)	$—	$35,277
Acquisitions - Debt assumed	$—	$3,012
Acquisitions - Series D preferred interest	$51,930	$—
Acquisitions - Escrow	$1,395	$—

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF EQUITY
(In thousands) (Unaudited)

	Temporary Equity	Stockholders’ Equity
		Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interests	Total Stockholders’ Equity	Total Equity
Balance at December 31, 2018	$63,592	$864	$4,398,949	$(1,288,486)	$(4,504)	$60,499	$3,167,322	$3,230,914
Issuance of common stock and common OP units, net	—	1	(4,322)	—	—	—	(4,321)	(4,321)
Conversion of OP units	—	—	280	—	—	(280)	—	—
Accrued Equity Interests - NG Sun LLC	256	—	—	(65)	—	(191)	(256)	—
Share-based compensation - amortization and forfeitures	—	—	3,719	74	—	—	3,793	3,793
Issuance of Series D OP Units	51,930	—	—	—	—	—	—	51,930
Foreign currency translation	—	—	—	—	1,498	77	1,575	1,575
Net income	178	—	—	36,086	—	863	36,949	37,127
Distributions	(528)	—	15	(65,214)	—	(2,954)	(68,153)	(68,681)
Balance at March 31, 2019	$115,428	$865	$4,398,641	$(1,317,605)	$(3,006)	$58,014	$3,136,909	$3,252,337
Issuance of common stock and common OP units, net	—	37	447,704	—	—	—	447,741	447,741
Conversion of OP units	(112)	5	242	—	—	(135)	112	—
Conversion of Series A-4 preferred stock	(337)	—	337	—	—	—	337	—
Accrued Equity Interests - NG Sun LLC	117	—	—	(308)	—	191	(117)	—
Share-based compensation - amortization and forfeitures	—	—	4,414	84	—	—	4,498	4,498
Issuance of Series D OP Units	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	1,822	91	1,913	1,913
Net income	15	—	—	42,531	—	2,570	45,101	45,116
Distributions	(558)	—	(15)	(68,494)	—	(2,642)	(71,151)	(71,709)
Balance at June 30, 2019	$114,553	$907	$4,851,323	$(1,343,792)	$(1,184)	$58,089	$3,565,343	$3,679,896

		Stockholders’ Equity
	Temporary Equity	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interests	Total Stockholders’ Equity	Total Equity
Balance at December 31, 2017	$43,066	$797	$3,758,533	$(1,162,001)	$1,102	$65,256	$2,663,687	$2,706,753
Issuance of common stock and common OP units, net	—	2	(3,298)	—	—	—	(3,296)	(3,296)
Conversion of OP units	(60)	—	342	—	—	(283)	59	(1)
Share-based compensation - amortization and forfeitures	—	—	3,489	90	—	—	3,579	3,579
Foreign currency translation	—	—	—	—	(1,772)	(89)	(1,861)	(1,861)
Net income	71	—	—	31,507	—	2,023	33,530	33,601
Distributions	(171)	—	—	(57,159)	—	(2,888)	(60,047)	(60,218)
Balance at March 31, 2018	$42,906	$799	$3,759,066	$(1,187,563)	$(670)	$64,019	$2,635,651	$2,678,557
Issuance of common stock and common OP units, net	—	10	89,255	—	—	—	89,265	89,265
Conversion of OP units	(233)	—	778	—	—	(544)	234	1
Conversion of Series A-4 preferred stock	(675)	—	675	—	—	—	675	—
Share-based compensation - amortization and forfeitures	—	—	4,283	91	—	—	4,374	4,374
Foreign currency translation	—	—	—	—	(1,514)	(80)	(1,594)	(1,594)
Acquisition of noncontrolling interests	21,869	—	—	—	—	—	—	21,869
Net income	48	—	—	21,943	—	2,179	24,122	24,170
Distributions	(170)	—	—	(57,865)	—	(2,880)	(60,745)	(60,915)
Balance at June 30, 2018	$63,745	$809	$3,854,057	$(1,223,394)	$(2,184)	$62,694	$2,691,982	$2,755,727

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

2. Revenue

Disaggregation of Revenue

The following tables details our revenue by major source (in thousands):

	Three Months Ended
	June 30, 2019			June 30, 2018
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenue
Income from real property	$226,099	$—	$226,099	$198,670	$—	$198,670
Revenue from home sales	—	47,242	47,242	—	41,217	41,217
Rental home revenue	—	14,412	14,412	—	13,348	13,348
Ancillary revenue	17,265	—	17,265	12,031	—	12,031
Interest Income	4,919	—	4,919	5,277	—	5,277
Brokerage commissions and other revenues, net	2,508	—	2,508	891	—	891
Total revenue	$250,791	$61,654	$312,445	$216,869	$54,565	$271,434

	Six Months Ended
	June 30, 2019			June 30, 2018
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenue
Income from real property	$442,878	$—	$442,878	$395,881	$—	$395,881
Revenue from home sales	—	86,860	86,860	—	76,117	76,117
Rental home revenue	—	28,383	28,383	—	26,368	26,368
Ancillary revenue	25,747	—	25,747	18,599	—	18,599
Interest	9,719	—	9,719	10,593	—	10,593
Brokerage commissions and other revenues, net	6,188	—	6,188	1,851	—	1,851
Total revenue	$484,532	$115,243	$599,775	$426,924	$102,485	$529,409

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
Income from real property - Residents in our communities lease the site on which their home is located, and either own or lease their home. Resident leases are generally for one-year or month-to-month terms, and are renewable by mutual agreement from us and the resident, or in some cases, as provided by jurisdictional statute. Lease revenues for sites and homes fall under the scope of ASC 842, and are accounted for as operating leases with straight-line recognition. Income from real property includes income from site leases for annual MH residents, site leases for annual recreational vehicle (“RV”) residents and site rentals to transient RV residents. Non-lease components of our site lease contracts, which are primarily provision of utility services, are accounted for with the site lease as a single lease under ASC 842. Additionally, we include collections of real estate taxes from residents within Income from real property.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
Ancillary revenue - is primarily composed of proceeds from restaurant, golf, merchandise and other activities at our RV communities and is included in the scope of ASC 606. Revenues are recognized at point of sale when control of the good or service transfers to the customer and our performance obligation is satisfied. In addition, leasing of short-term vacation home rentals is included within ancillary revenue and falls within the scope of ASC 842. Sales and other taxes that we collect concurrent with revenue-producing activities are excluded from the transaction price.
Interest income - is earned primarily on our notes and collateralized receivables, which includes installment loans for manufactured homes purchased by the Company from loan originators and transferred loans that previously did not meet the requirements for sale accounting. Interest income on these receivables is accrued based on the unpaid principal balances of the underlying loans on a level yield basis over the life of the loans. Interest income is not in the scope of ASC 606. Refer to Note 4, “Collateralized Receivables and Transfers of Financial Assets” and Note 5, “Notes and Other Receivables, net” for additional information.
Broker commissions and other revenues, net - is primarily comprised of brokerage commissions for sales of manufactured homes, where we act as agent and arrange for a third party to transfer a manufactured home to a customer within one of our communities. Brokerage commission revenues are recognized on a net basis at closing, when the transaction is completed and our performance obligations have been fulfilled. Loan loss reserve expenses for our collateralized receivables and notes receivables are also included herein. Refer to Note 4, “Collateralized Receivables and Transfers of Financial Assets” and Note 5, “Notes and Other Receivables, net” for additional information regarding our loan loss reserves.

Contract Balances

As of June 30, 2019 and December 31, 2018, we had $17.6 million and $16.1 million, respectively, of receivables from contracts with customers. Receivables from contracts with customers are presented as a component of Notes and other receivables on our Consolidated Balance Sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes. Due to the nature of our revenue from contracts with customers, we do not have material contract assets or liabilities that fall under the scope of ASC 606.

3.      Real Estate Acquisitions

2019 Acquisitions

In 2019 we acquired the following communities:

Community Name	Type	Sites	Development Sites	State	Month Acquired
River Plantation	RV	309	—	TN	May
Massey’s Landing RV	RV	291	—	DE	February
Shelby Properties(1)	MH	1,308	—	MI	February
Buena Vista	MH	400	—	AZ	February
Country Village Estates (2)	MH	518	—	OR	January
Hid’n Pines RV	RV	321	—	ME	January
Hacienda del Rio	MH (Age-Restricted)	730	70	FL	January
	Total	3,877	70
(1) Contains two MH communities.
(2) In conjunction with the acquisition, we issued Series D Preferred Operating Partnership (“OP”) Units. As of June 30, 2019, 488,958 Series D Preferred OP Units were outstanding.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the amounts of assets acquired net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed in the six months ended June 30, 2019 (in thousands):

At Acquisition Date (1)	River Plantation	Massey's Landing	Shelby Properties	Buena Vista	Country Village	Hid'n Pines	Hacienda del Rio	Total
Investment in property	$22,589	$19,780	$85,969	$20,221	$62,784	$10,680	$111,971	$333,994
Inventory of manufactured homes	75	—	2,011	439	—	—	15	2,540
In-place leases and other intangible assets	—	220	6,520	1,590	2,020	70	3,280	13,700
Other assets (liabilities), net	—	(446)	(1,015)	(93)	31	(233)	(237)	(1,993)
Total identifiable assets acquired net of liabilities assumed	$22,664	$19,554	$93,485	$22,157	$64,835	$10,517	$115,029	$348,241

Consideration
Cash and escrow	$22,664	$19,554	$93,485	$22,157	$12,905	$10,517	$115,029	$296,311
Series D Preferred OP units	—	—	—	—	51,930	—	—	51,930
Total consideration	$22,664	$19,554	$93,485	$22,157	$64,835	$10,517	$115,029	$348,241
(1) The purchase price allocations are preliminary and may be adjusted as final valuations are determined.

As of June 30, 2019, the Company has incurred $7.1 million of additional capitalized transaction costs which have been allocated among the various categories above.

During the quarter ended June 30, 2019, the Company opened 281 sites at a ground-up development, Carolina Pines RV Resort (“Carolina Pines”) in Conway, South Carolina.

In April 2019, the Company acquired Strafford/Lake Winnipesaukee South KOA RV Resort ("Strafford") in Strafford, New Hampshire for total consideration of $2.7 million.

In March 2019, the Company entered into a four year Temporary Occupancy and Use Permit with the Port of San Diego to operate an RV resort located in Chula Vista, CA until such time as a new RV resort is constructed in the area. Concurrent with the transaction, we purchased tangible personal property from the prior owner of the RV resort for $0.3 million.

Refer to Note 19, “Subsequent Events,” for information regarding real estate acquisition activity after June 30, 2019.

The total amount of revenues and net income included in the Consolidated Statements of Operations for the three and six months ended June 30, 2019 related to the acquisitions completed in 2019 are set forth in the following table (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Total revenues	$9,163	$12,927
Net income	$3,556	$4,873

The following unaudited pro forma financial information presents the results of our operations for the three and six months ended June 30, 2019 and 2018, as if the properties acquired in 2019 had been acquired on January 1, 2018. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees, and purchase accounting.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisition been consummated on January 1, 2018 (in thousands, except per-share data):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Total revenues	$312,928	$278,823	$602,181	$542,529
Net income attributable to Sun Communities, Inc. common stockholders	$41,377	$23,444	$75,406	$54,312
Net income per share attributable to Sun Communities, Inc. common stockholders - basic	$0.47	$0.29	$0.87	$0.69
Net income per share attributable to Sun Communities, Inc. common stockholders - diluted	$0.47	$0.29	$0.87	$0.68

2018 Acquisitions

In 2018 we acquired the following communities:

Community Name	Type	Sites	Development Sites	State	Month Acquired
Leaf Verde RV Resort	RV	376	—	AZ	October
Archview	RV	114	50	UT	August
Petoskey KOA	RV	210	—	MI	August
The Sands RV and Golf Resort	RV (Age Restricted)	507	—	CA	July
Sun NG RV Resorts LLC (1)(2)	RV	2,700	940	Various	June
Silver Creek	RV	264	176	MI	June
Highway West (1)	RV	536	—	UT & OR	June
Compass RV	RV	175	—	FL	May
	Total	4,882	1,166

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

In 2018, we acquired the following land for expansion / development:

Name	Location	Type	Expansion / Development Sites	Cost (millions)	Month Acquired
Ocean West	McKinleyville, CA	MH	26	$0.2	December
Water Oak Country Club Estates	Lady Lake, FL	MH	296	1.9	November
Oak Crest	Austin, TX	MH	220	4.2	October
Pecan Park	Jacksonville, FL	RV	158	1.3	September
Smith Creek Crossing	Granby, CO	MH	310	0.9	September
Apple Carr	Egelston, MI	MH	121	0.2	May
River Run Ranch	Granby, CO	MH / RV	1,144	5.3	May
		Total	2,275	$14.0

4.      Collateralized Receivables and Transfers of Financial Assets

We previously completed various transactions with an unrelated entity involving our notes receivable under which we received cash proceeds in exchange for relinquishing our right, title, and interest in certain notes receivable. We have no further obligations or rights with respect to the control, management, administration, servicing, or collection of the installment notes receivable. However, we are subject to certain recourse provisions requiring us to purchase the underlying homes collateralizing such notes, in the event of a note default and subsequent repossession of the home by the unrelated entity. The recourse provisions are considered to be a form of continuing involvement, and therefore these transferred loans did not meet the requirements for sale accounting. We continue to recognize these transferred loans on our Consolidated Balance Sheets and refer to them as collateralized receivables. The cash proceeds from the transfer have been recognized as secured borrowings on collateralized receivables within the Consolidated Balance Sheets. The collateralized receivables earn interest income, and the secured borrowings accrue interest expense at the same interest rates.

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

The balance of the collateralized receivables was $97.7 million (net of allowance of $0.6 million) and $106.9 million (net of allowance of $0.8 million) as of June 30, 2019 and December 31, 2018, respectively. The receivables have a weighted average interest rate and maturity of 9.9 percent and 13.7 years as of June 30, 2019, and 9.9 percent and 14.1 years as of December 31, 2018.

The outstanding balance on the secured borrowing was $98.3 million and $107.7 million as of June 30, 2019 and December 31, 2018, respectively.

The amount of interest income and expense recognized was $2.4 million and $2.9 million for the three months ended June 30, 2019 and 2018, respectively, and $4.8 million and $5.7 million for the six months ended June 30, 2019 and 2018, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The balances of the collateralized receivables and secured borrowings are reduced as the related collateralized receivables are collected from the customers, or as the underlying collateral is repurchased. The change in the aggregate gross principal balance of the collateralized receivables is as follows (in thousands):

Six Months Ended
June 30, 2019
Beginning balance	$107,731
Principal payments and payoffs from our customers	(6,063)
Principal reduction from repurchased homes	(3,369)
Total activity	(9,432)
Ending balance	$98,299

The following table sets forth the allowance for the collateralized receivables as of June 30, 2019 (in thousands):

Six Months Ended
June 30, 2019
Beginning balance	$(807)
Lower of cost or market write-downs	85
Decrease to reserve balance	81
Total activity	166
Ending balance	$(641)

5.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	June 30, 2019	December 31, 2018
Installment notes receivable on manufactured homes, net	$104,559	$112,798
Other receivables, net	59,744	47,279
Total notes and other receivables, net	$164,303	$160,077

Installment Notes Receivable on Manufactured Homes

Our investment in installment notes of $104.6 million (net of allowance of $0.7 million) and $112.8 million (net of allowance of $0.7 million) as of June 30, 2019 and December 31, 2018, respectively, are collateralized by manufactured homes. The notes represent financing to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes have a net weighted average interest rate (net of servicing costs) and maturity of 8.0 percent and 16.2 years as of June 30, 2019, and 8.0 percent and 16.6 years as of December 31, 2018, respectively.

The change in the aggregate gross principal balance of the installment notes receivable is as follows (in thousands):

Six Months Ended
June 30, 2019
Beginning balance	$113,495
Investment in installment notes	163
Principal payments and payoffs from customers	(4,093)
Principal reduction from repossessed homes	(4,326)
Total activity	(8,256)
Ending balance	$105,239

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Allowance for Losses for Installment Notes Receivable

The following table sets forth the allowance change for the installment notes receivable as follows (in thousands):

Six Months Ended
June 30, 2019
Beginning balance	$(697)
Lower of cost or market write-downs	101
Increase to reserve balance	(84)
Total activity	17
Ending balance	$(680)

Other Receivables

As of June 30, 2019, other receivables were comprised of amounts due from: residents for rent, utility charges, fees and other pass through charges of $8.2 million (net of allowance of $1.5 million); home sale proceeds of $17.6 million; insurance receivables of $12.0 million and other receivables of $21.9 million. As of December 31, 2018, other receivables were comprised of amounts due from: residents for rent, utility charges, fees and other pass through charges of $7.1 million (net of allowance of $1.5 million); home sale proceeds of $16.1 million; and insurance and other receivables of $24.1 million.

6.	Intangible Assets

Our intangible assets include in-place leases, franchise agreements and other intangible assets. These intangible assets are recorded in Other assets, net on the Consolidated Balance Sheets. In accordance with ASC 842, below market leases are now classified as a right of use asset.

The gross carrying amounts, and accumulated amortization are as follows (in thousands):

		June 30, 2019		December 31, 2018
Intangible asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	7 years	$118,022	$(66,540)	$103,547	$(59,068)
Franchise agreements and other intangible assets	7-20 years	16,944	(2,351)	16,641	(1,942)
Total		$134,966	$(68,891)	$120,188	$(61,010)

Total amortization expenses related to the intangible assets are as follows (in thousands):

	Three Months Ended		Six Months Ended
Intangible asset amortization expense	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
In-place leases	$3,800	$3,345	$7,472	$6,690
Franchise agreements and other intangible assets	205	19	409	38
Total	$4,005	$3,364	$7,881	$6,728

We anticipate amortization expense for our intangible assets to be as follows for the next five years (in thousands)

	Year
	Remainder of 2019	2020	2021	2022	2023
Estimated expense	$7,830	$14,144	$13,752	$9,151	$5,776

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7.      Investment in Affiliates

Investments in joint ventures that are not consolidated, nor recorded at cost, are accounted for using the equity method of accounting as prescribed in FASB ASC Topic 323, “Investments - Equity Method and Joint Ventures.” Investments in nonconsolidated affiliates are recorded within Other assets, net on the Consolidated Balance Sheets. Equity income and loss are recorded in the Income / (loss) from nonconsolidated affiliates on the Consolidated Statement of Operations.

RezPlot Systems LLC (“Rezplot”)
At June 30, 2019, the Company had a 50 percent ownership interest in RezPlot, a software technology company, acquired in January 2019.

Sungenia JV
At June 30, 2019 and December 31, 2018, the Company had a 50 percent interest in Sungenia JV, a joint venture (“JV”) formed between the Company and Ingenia Communities Group in November 2018, to establish and grow a manufactured housing community development program in Australia.

GTSC LLC (“GTSC”)
At June 30, 2019 and December 31, 2018, the Company had a 40 percent ownership interest in GTSC, which engages in acquiring, holding and selling loans secured, directly or indirectly, by manufactured homes located in communities of Sun Communities.

Origen Financial Services, LLC (“OFS LLC”)
At June 30, 2019 and December 31, 2018, the Company had a 22.9 percent ownership interest in OFS LLC, an end-to-end online resident screening and document management suite.

The investment balance in each nonconsolidated affiliate is as follows (in millions):

	June 30, 2019	December 31, 2018
Investment in RezPlot	$5.1	$—
Investment in Sungenia JV	10.3	0.7
Investment in GTSC	48.1	29.8
Investment in OFS LLC	0.2	0.1
Total	$63.7	$30.6

The Equity Income / (loss) from each nonconsolidated affiliate is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
RezPlot equity loss	$(260)	$—	$(449)	$—
Sungenia JV equity loss	(18)	—	(58)	—
GTSC equity income / (loss)	604	(8)	1,135	(67)
OFS LLC equity income	67	—	109	—
Total equity income / (loss)	$393	$(8)	$737	$(67)

8.      Consolidated Variable Interest Entities

The Operating Partnership
We consolidate the Operating Partnership under the guidance set forth in FASB ASC Topic 810 “Consolidation.” ASU 2015-02 modified the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. We evaluated the application of ASU 2015-02 and concluded that the Operating Partnership now meets the criteria of a VIE. Our significant asset is our investment in the Operating Partnership, and consequently, substantially all of our assets and liabilities represent those assets and liabilities of the Operating Partnership. We are the sole general partner and generally have the power to manage and have complete control over the Operating Partnership and the obligation to absorb its losses or the right to receive its benefits.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Sun NG RV Resorts LLC (“Sun NG Resorts”)
We consolidate Sun NG Resorts under the guidance set forth in FASB ASC Topic 810 “Consolidation.” We concluded that Sun NG Resorts is a VIE where we are the primary beneficiary, as we have the power to direct the significant activities, absorb the significant losses and receive the significant benefits from the entity. Refer to Note 3, “Real Estate Acquisitions,” Note 9, “Debt and Lines of Credit,” and Note 10, “Equity and Temporary Equity” for additional information.

Rudgate Village SPE, LLC; Rudgate Clinton SPE, LLC; and Rudgate Clinton Estates SPE, LLC (collectively, “Rudgate”)
We consolidate Rudgate under the guidance set forth in FASB ASC Topic 810 “Consolidation.” We evaluated our arrangement with this property and concluded that Rudgate qualified as a VIE where we are the primary beneficiary, as we have power to direct the significant activities, absorb the significant losses and receive the significant benefits from the entity.
The following table summarizes the assets and liabilities included in our Consolidated Balance Sheets after eliminations (in thousands):

	June 30, 2019	December 31, 2018
Assets
Investment property, net	$324,931	$308,171
Other assets, net	23,167	19,809
Total Assets	$348,098	$327,980

Liabilities and Other Equity
Debt	$43,661	$44,172
Preferred Equity - Sun NG Resorts - mandatorily redeemable	35,249	35,277
Other liabilities	32,461	6,914
Total Liabilities	111,371	86,363
Equity Interests - NG Sun LLC	22,099	21,976
Noncontrolling interests	7,209	7,145
Total Liabilities and Other Equity	$140,679	$115,484

Investment property, net and other assets, net related to the consolidated VIEs comprised approximately 4.8 percent and 4.9 percent of our consolidated total assets at June 30, 2019 and December 31, 2018, respectively. Debt, Preferred Equity and other liabilities comprised approximately 3.1 percent and 2.6 percent of our consolidated total liabilities at June 30, 2019 and December 31, 2018, respectively. Equity Interests and Noncontrolling interests related to the consolidated VIEs, on an absolute basis, comprised less than 1.0 percent of our consolidated total equity at June 30, 2019 and at December 31, 2018, respectively.

9.      Debt and Lines of Credit

The following table sets forth certain information regarding debt including premiums, discounts and deferred financing costs (in thousands):

	Carrying Amount		Weighted Average Years to Maturity		Weighted Average Interest Rates
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Collateralized term loans - Life Companies	$1,323,482	$1,259,158	16.4	14.4	4.0%	3.9%
Collateralized term loans - FNMA	760,315	770,417	4.7	5.1	4.4%	4.4%
Collateralized term loans - CMBS	401,977	405,702	3.6	4.1	5.1%	5.1%
Collateralized term loans - FMCC	377,711	380,680	5.4	5.9	3.9%	3.9%
Secured borrowings	98,299	107,731	14.0	14.4	9.9%	9.9%
Lines of credit	76,079	128,000	3.7	2.3	3.3%	3.8%
Preferred Equity - Sun NG Resorts - mandatorily redeemable	35,249	35,277	3.3	3.8	6.0%	6.0%
Preferred OP units - mandatorily redeemable	34,663	37,338	4.5	4.7	6.5%	6.6%
Total debt	$3,107,775	$3,124,303	9.9	9.0	4.4%	4.5%

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

During the three months ended September 30, 2018, we entered into a $228.0 million collateralized term loan with a 4.10 percent fixed rate and a 20-year term. During the three months ended September 30, 2018, we repaid one collateralized term loan of $30.5 million with an interest rate of 6.34 percent, releasing one encumbered community, which was due to mature March 1, 2019. We recognized a loss on extinguishment of debt of $0.9 million as a result of the repayment transaction.

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

The collateralized term loans totaling $2.9 billion as of June 30, 2019, are secured by 185 properties comprised of 72,958 sites representing approximately $3.2 billion of net book value.

Secured Borrowing

See Note 4, “Collateralized Receivables and Transfers of Financial Assets,” for information regarding our collateralized receivables and secured borrowing transactions.

Preferred OP Units - mandatorily redeemable

Preferred OP units at June 30, 2019 and December 31, 2018 include $34.7 million of Aspen preferred OP units issued by the Operating Partnership. As of June 30, 2019, these units are convertible indirectly into 420,689 shares of our common stock. Subject to certain limitations, at any time prior to January 1, 2024, the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the market price of our common stock is $68.00 per share or less, 0.397 common OP units; or (b) if the market price of our common stock is greater than $68.00 per share, the number of common OP units is determined by dividing (i) the sum of (A) $27.00 plus (B) 25 percent of the amount by which the market price of our common stock exceeds $68.00 per share, by (ii) the per share market price of our common stock. The current preferred distribution rate is 6.5 percent. On January 2, 2024, we are required to redeem all Aspen preferred OP units that have not been converted to common OP units.

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

Preferred Equity - Sun NG Resorts - mandatorily redeemable

In June 2018, in connection with the investment in Sun NG Resorts, $35.3 million of mandatorily redeemable Preferred Equity (“Preferred Equity - Sun NG Resorts”) was purchased by unrelated third parties. The Preferred Equity - Sun NG Resorts carries a preferred rate of return of 6.0 percent per annum. The Preferred Equity - Sun NG Resorts has a seven year term and can be redeemed in the fourth quarter of 2022 at the holders’ option. The Preferred Equity - Sun NG Resorts as of June 30, 2019 was $35.2 million. Refer to Note 3, “Real Estate Acquisitions,” Note 8, “Consolidated Variable Interest Entities,” and Note 10, “Equity and Temporary Equity” for additional information.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Lines of Credit

In May 2019, we amended and restated our credit agreement (the “A&R Credit Agreement”) with Citibank, N.A. (“Citibank”) and certain other lenders. Pursuant to the A&R Credit Agreement, we entered into a senior credit facility with Citibank and certain other lenders in the amount of $750.0 million, comprised of a $650.0 million revolving loan, with the ability to use up to $100.0 million for advances in Australian dollars, and a $100.0 million term loan (the “A&R Facility”). The Company has until November 18, 2019 to draw on the term loan. As of June 30, 2019, the Company has not drawn any funds on the term loan. The A&R Credit Agreement has a four-year term ending May 21, 2023, which can be extended for two additional six-month periods, subject to the satisfaction of certain conditions as defined in the credit agreement. The A&R Credit Agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $350.0 million. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the A&R Facility may be increased up to $1.1 billion.

The A&R Facility bears interest at a floating rate based on the Eurodollar rate or Bank Bill Swap Bid Rate (“BBSY Bid rate”) plus a margin that is determined based on our leverage ratio calculated in accordance with the A&R Credit Agreement, which margin can range from 1.20 percent to 2.10 percent for the revolving loan and 1.20 percent to 2.05 percent for the term loan. As of June 30, 2019, the margin based on our leverage ratio was 1.20 percent on the revolving loan and 1.20 percent on the term loan. We had $71.0 million and zero of borrowings on the revolving loan and the term loans, respectively, as of June 30, 2019.

The A&R Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but does reduce the borrowing amount available. At June 30, 2019 and December 31, 2018, approximately $5.5 million and $3.9 million of availability was used to back standby letters of credit.

We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us at least a twelve month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate as quoted in the Wall Street Journal on the first business day of each month or 6.0 percent. At June 30, 2019, the effective interest rate was 7.0 percent. The outstanding balance was $5.1 million as of June 30, 2019 and zero as of December 31, 2018.

Covenants

Pursuant to the terms of the A&R Facility, we are subject to various financial and other covenants. The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution, and net worth requirements. At June 30, 2019, we were in compliance with all covenants.

In addition, certain of our subsidiary borrowers own properties that secure loans. These subsidiaries are consolidated within our accompanying Consolidated Financial Statements, however, each of these subsidiaries’ assets and credit are not available to satisfy the debts and other obligations of the Company, any of its other subsidiaries or any other person or entity.

10.      Equity and Temporary Equity

Public Equity Offerings

In May 2019, we closed an underwritten registered public offering of 3,737,500 shares of common stock. Proceeds from the offering were $452.1 million after deducting expenses related to the offering. We used the net proceeds of this offering to repay borrowings outstanding under the revolving loan under our senior credit facility.

At the Market Offering Sales Agreement

In July 2017, we entered into a new at the market offering sales agreement (the “Sales Agreement”) with certain sales agents (collectively, the “Sales Agents”), whereby we may offer and sell shares of our common stock, having an aggregate offering price of up to $450.0 million, from time to time through the Sales Agents. The Sales Agents are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold from time to time under the Sales Agreement. Through June 30, 2019, we have sold shares of our common stock for gross proceeds of $163.8 million under the Sales Agreement. There were no issuances of common stock under the Sales Agreement during 2019.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Issuance of Series D Preferred OP Units - Temporary Equity

In February 2019, we issued 488,958 Series D Preferred OP Units in connection with the acquisition of Country Village Estates. The Series D preferred OP units have a stated issuance price of $100.00 per OP Unit and carry a preferred return of 3.75 percent until the second anniversary of the issuance date. Commencing with the second anniversary of the issuance date, the Series D Preferred OP Units carry a preferred return of 4.0 percent. Commencing with the first anniversary of the issuance date, each Series D Preferred OP Unit can be exchanged for 0.8 shares of SUI stock at the holder’s option. The holders may require redemption in cash after the fifth anniversary of the Series D issuance date or upon the holder’s death. Refer to Note 3, “Real Estate Acquisitions” for additional information.

Equity Interests - NG Sun LLC - Temporary Equity

In June 2018, in connection with the investment in Sun NG Resorts, unrelated third parties purchased $6.5 million of Series B preferred equity interests and $15.4 million of common equity interest in Sun NG Resorts (herein jointly referred to as “Equity Interest - NG Sun LLC”). The Series B preferred equity interests carry a preferred return at a rate that, at any time, is equal to the interest rate on Sun NG Resorts’ indebtedness at such time. The current rate of return is 5.5 percent. The Equity Interests - NG Sun LLC do not have a fixed maturity date and can be redeemed in the fourth quarter of 2022 at the holders’ option. Sun NG LLC, our subsidiary, has the right during certain periods each year, with or without cause, or for cause at any time, to elect to buy NG Sun LLC’s interest. During a limited period in 2022, NG Sun LLC has the right to put its interest to Sun NG LLC. If either party exercises their option, the property management agreement will be terminated and the Company is required to purchase the remaining interests of NG Sun LLC and the property management agreement at fair value. Refer to Note 3, “Real Estate Acquisitions,” Note 8, “Consolidated Variable Interest Entities,” and Note 9, “Debt and Lines of Credit” for additional information.

Conversions

Subject to certain limitations, holders can convert certain series of stock and OP units to shares of our common stock at any time. Below is the activity of conversions during the six months ended June 30, 2019 and 2018:

		Six Months Ended		Six Months Ended
		June 30, 2019		June 30, 2018
Series	Conversion Rate	Units/Shares Converted	Common Stock	Units/Shares Converted	Common Stock
Common OP unit	1	436,177	436,177	14,828	14,828
Series A-1 preferred OP unit	2.439	7,950	19,387	8,700	21,217
Series A-4 preferred OP unit	0.4444	4,708	2,092	11,792	5,240
Series A-4 preferred stock	0.4444	11,288	5,016	22,576	10,033
Series C preferred OP unit	1.11	—	—	1,919	2,130

Cash Distributions

Cash Distributions for the three months ended June 30, 2019 were as follows:

Cash Distributions	Record Date	Payment Date	Distribution per Share	Total Distribution (thousands)
Common Stock, Common OP units and Restricted Stock	6/28/2019	7/15/2019	$0.75	$67,359
Series A-4 Preferred Stock	6/14/2019	7/1/2019	$0.40625	$427

Repurchase Program

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock. We have 400,000 common shares remaining in the repurchase program as of June 30, 2019. No common shares were repurchased during the six months ended June 30, 2019 or 2018. There is no expiration date specified for the buyback program.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

11.      Share-Based Compensation

As of June 30, 2019, we had two share-based compensation plans: the Sun Communities, Inc. 2015 Equity Incentive Plan (“2015 Equity Incentive Plan”) and the First Amended and Restated 2004 Non-Employee Director Option Plan (“2004 Non-Employee Director Option Plan”). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success, and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future.

The following table shows details on grants of equity awards during the six months ended June 30, 2019:

Grant Period	Type	Plan	Shares Granted		Grant Date Fair Value Per Share		Vesting Type	Vesting Anniversary	Percentage

2019	Executive Officers	2015 Equity Incentive Plan	44,000		$115.39	(1)	Time Based	20.0% annually over 5 years
2019	Executive Officers	2015 Equity Incentive Plan	66,000	(2)	$115.39	(2)	Market Condition	3rd	100.0%
2019	Directors	2004 Non-Employee Director Option Plan	18,000		$113.68	(1)	Time Based	3rd	100.0%
2019	Key Employees	2015 Equity Incentive Plan	55,770		$120.01	(1)	Time Based	20.0% annually over 5 years

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

Options

During the six months ended June 30, 2019, 1,500 shares of common stock were issued in connection with the exercise of stock options with net proceeds of less than $0.1 million. There were no stock option exercises during the six months ended June 30, 2018.

Vesting

The vesting requirements for 196,106 restricted shares granted to our executives, directors and employees were satisfied during the six months ended June 30, 2019.

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

Transactions between our segments are eliminated in consolidation. Transient RV revenue is included in the Real Property Operations segment revenues and is expected to approximate $132.0 million annually. Transient RV revenue was recognized 19.9 percent in the first quarter, 23.2 percent in the second quarter, and is expected to be 41.3 percent and 15.6 percent in the third and fourth quarters, respectively. Transient revenue was $106.2 million for the year ended December 31, 2018. We recognized 20.7 percent in the first quarter, 20.3 percent in the second quarter, 42.6 percent in the third quarter, and 16.4 percent in the fourth quarter.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

A presentation of segment financial information is summarized as follows (in thousands):

	Three Months Ended
	June 30, 2019			June 30, 2018
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$243,364	$61,654	$305,018	$210,701	$54,565	$265,266
Operating expenses / Cost of sales	94,094	39,526	133,620	81,008	36,247	117,255
Net operating income / Gross profit	149,270	22,128	171,398	129,693	18,318	148,011
Adjustments to arrive at net income / (loss)
Interest and other revenues, net	7,427	—	7,427	6,168	—	6,168
Home selling expenses	—	(3,626)	(3,626)	—	(3,986)	(3,986)
General and administrative	(20,722)	(2,975)	(23,697)	(18,600)	(2,852)	(21,452)
Catastrophic weather related charges, net	(171)	(8)	(179)	22	(75)	(53)
Depreciation and amortization	(57,054)	(19,099)	(76,153)	(50,811)	(16,962)	(67,773)
Loss on extinguishment of debt	(70)	—	(70)	(1,522)	—	(1,522)
Interest expense	(33,656)	(5)	(33,661)	(32,254)	(6)	(32,260)
Interest on mandatorily redeemable preferred OP units / equity	(1,181)	—	(1,181)	(790)	—	(790)
Remeasurement of marketable securities	3,620	—	3,620	—	—	—
Other income / (expense), net	1,061	(40)	1,021	(1,829)	1	(1,828)
Income / (loss) from nonconsolidated affiliates	—	393	393	—	(8)	(8)
Current tax expense	(179)	(93)	(272)	(135)	(90)	(225)
Deferred tax benefit	96	—	96	(112)	—	(112)
Net income / (loss)	48,441	(3,325)	45,116	29,830	(5,660)	24,170
Less: Preferred return to preferred OP units / equity	1,718		1,718	1,103	—	1,103
Less: Amounts attributable to noncontrolling interests	2,740	(155)	2,585	2,509	(282)	2,227
Net income / (loss) attributable to Sun Communities, Inc.	43,983	(3,170)	40,813	26,218	(5,378)	20,840
Less: Preferred stock distributions	428	—	428	432	—	432
Net income / (loss) attributable to Sun Communities, Inc. common stockholders	$43,555	$(3,170)	$40,385	$25,786	$(5,378)	$20,408

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Six Months Ended
	June 30, 2019			June 30, 2018
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$468,625	$115,243	$583,868	$414,480	$102,485	$516,965
Operating expenses / Cost of sales	174,434	73,591	248,025	151,857	68,045	219,902
Net operating income / Gross profit	294,191	41,652	335,843	262,623	34,440	297,063
Adjustments to arrive at net income / (loss):
Interest and other revenues, net	15,907	—	15,907	12,444	—	12,444
Home selling expenses	—	(6,950)	(6,950)	—	(7,276)	(7,276)
General and administrative	(39,956)	(5,628)	(45,584)	(35,787)	(5,422)	(41,209)
Catastrophic weather related charges, net	(953)	(8)	(961)	2,379	(219)	2,160
Depreciation and amortization	(115,299)	(37,410)	(152,709)	(101,319)	(32,891)	(134,210)
Loss on extinguishment of debt	(723)	—	(723)	(1,718)	—	(1,718)
Interest expenses	(67,666)	(9)	(67,675)	(63,388)	(10)	(63,398)
Interest on mandatorily redeemable preferred OP units / equity	(2,275)	—	(2,275)	(1,409)	—	(1,409)
Remeasurement of marketable securities	3,887	—	3,887	—	—	—
Other income / (expense), net	2,921	(2)	2,919	(4,445)	—	(4,445)
Income / (loss) from nonconsolidated affiliates	—	737	737	—	(67)	(67)
Current tax expense	(301)	(185)	(486)	(231)	(168)	(399)
Deferred tax benefit	313	—	313	235	—	235
Net income / (loss)	90,046	(7,803)	82,243	69,384	(11,613)	57,771
Less: Preferred return to preferred OP units / equity	3,041	—	3,041	2,183	—	2,183
Less: Amounts attributable to noncontrolling interests	3,999	(373)	3,626	4,900	(579)	4,321
Net income / (loss) attributable to Sun Communities, Inc.	83,006	(7,430)	75,576	62,301	(11,034)	51,267
Less: Preferred stock distributions	860	—	860	873	—	873
Net income / (loss) attributable to Sun Communities, Inc. common stockholders	$82,146	$(7,430)	$74,716	$61,428	$(11,034)	$50,394

	June 30, 2019			December 31, 2018
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Identifiable assets
Investment property, net	$6,009,366	$558,478	$6,567,844	$5,586,444	$531,872	$6,118,316
Cash and cash equivalents	(5,184)	33,888	28,704	24,343	25,968	50,311
Marketable securities	53,553	—	53,553	49,037	—	49,037
Inventory of manufactured homes	—	55,869	55,869	—	49,199	49,199
Notes and other receivables, net	146,648	17,655	164,303	145,673	14,404	160,077
Collateralized receivables, net	97,658	—	97,658	106,924	—	106,924
Other assets, net	178,195	75,958	254,153	140,027	36,135	176,162
Total assets	$6,480,236	$741,848	$7,222,084	$6,052,448	$657,578	$6,710,026

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended June 30, 2019.

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

Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards, depreciation and basis differences between tax and U.S. GAAP on our Canadian investments. Our deferred tax assets that have a full valuation allowance relate to our taxable REIT subsidiaries (“TRS”) business. Net deferred tax liabilities of $20.1 million and $21.7 million for Canadian entities have been recorded in relation to corporate entities and included in “Other liabilities” in our Consolidated Balance Sheets as of  June 30, 2019 and June 30, 2018, respectively. There are no U.S. federal deferred tax assets or liabilities included in our Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018.

We had no unrecognized tax benefits as of June 30, 2019 and 2018. We do not expect significant changes in tax positions that would result in unrecognized tax benefits within one year of June 30, 2019.

For the three months ended June 30, 2019 and 2018, we recorded a current tax expense for federal, state, and Canadian income taxes of $0.3 million and $0.2 million, respectively. For the six months ended June 30, 2019 and 2018, we recorded a current tax expense of $0.5 million and $0.4 million, respectively.

For the three months ended June 30, 2019, we recorded a deferred tax benefit of $0.1 million. For the three months ended June 30, 2018, we recorded a deferred tax expense $0.1 million. For the six months ended June 30, 2019 and 2018, we recorded a deferred tax benefit of $0.3 million and $0.2 million, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

Computations of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Numerator
Net income attributable to common stockholders	$40,385	$20,408	$74,716	$50,394
Less allocation to restricted stock awards	(448)	(119)	(887)	(422)
Basic earnings - Net income attributable to common stockholders after allocation to restricted stock awards	39,937	20,289	73,829	49,972
Add allocation to restricted stock awards	448	119	887	422
Diluted earnings - Net income attributable to common stockholders after allocation to restricted stock awards	$40,385	$20,408	$74,716	$50,394

Denominator
Weighted average common shares outstanding	87,130	79,612	86,325	79,233
Add: dilutive stock options	1	2	1	2
Add: dilutive restricted stock	433	502	444	670
Diluted weighted average common shares and securities	87,564	80,116	86,770	79,905

Earnings per share available to common stockholders after allocation
Basic	$0.46	$0.25	$0.86	$0.63
Diluted	$0.46	$0.25	$0.86	$0.63

We have excluded certain convertible securities from the computation of diluted earnings per share because the inclusion of those securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share as of June 30, 2019 and 2018 (in thousands):

	As of
	June 30, 2019	June 30, 2018
Series A-4 Preferred Stock	1,052	1,063
Common OP units	2,289	2,731
A-1 preferred OP units	324	337
A-3 preferred OP units	40	40
A-4 preferred OP units	406	412
Series C Preferred OP units	314	314
Series D Preferred OP units	489	—
Aspen Preferred OP units	1,284	1,284
Total securities	6,198	6,181

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

15.     Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable, and debt.

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

Marketable Securities

In November 2018, we purchased marketable securities on the Australian Securities Exchange (“ASX”) for total consideration of $54 million US. The marketable securities held by us and accounted for under the ASC 321 “Investment Equity Securities” are measured at fair value. Any change in fair value is recognized in the Consolidated Statement of Operations in Remeasurement of marketable securities in accordance with ASU 2016-01 “Financial Instruments - Overall (Subtopic 825-10): Recognition and measurement of financial assets and financial liabilities.” The fair value is measured by the quoted unadjusted share price of which is readily available in active markets (Level 1).

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Other Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair market values due to the short-term nature of these instruments.

The table below sets forth our financial assets and liabilities that required disclosure of fair value on a recurring basis as of June 30, 2019. The table presents the carrying values and fair values of our financial instruments as of June 30, 2019 and December 31, 2018, that were measured using the valuation techniques described above (in thousands). The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable as the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	June 30, 2019		December 31, 2018
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Marketable securities	$53,553	$53,553	$49,037	$49,037
Installment notes receivable on manufactured homes, net	104,559	104,559	112,798	112,798
Collateralized receivables, net	97,658	97,658	106,924	106,924
Total	$255,770	$255,770	$268,759	$268,759
Financial liabilities
Debt (excluding secured borrowings)	$2,933,397	$2,977,195	$2,888,572	$2,757,649
Secured borrowings	98,299	98,299	107,731	107,731
Lines of credit	76,079	76,079	128,000	128,000
Other liabilities (contingent consideration)	4,765	4,765	4,640	4,640
Total	$3,112,540	$3,156,338	$3,128,943	$2,998,020

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Our leases with customers are classified as operating leases. Lease income from tenants is recognized on a straight-line basis over the terms of the relevant lease agreement and is included within income from real property, rental home revenue and ancillary revenue on the Consolidated Statements of Operations. Revenue is not recognized when collection is not reasonably assured. When collectability is not reasonably assured, the resident is placed on non-accrual status and revenue is recognized when cash payments are received.

Lessee Accounting

We determine if an arrangement is a lease at inception. Our operating lease agreements are primarily for executive office spaces, ground leases at certain communities, and certain equipment leases. The ROU asset and ROU liabilities are included within Other assets, net and Other liabilities on the Consolidated Balance Sheets.
For operating leases with a term greater than one year, the company recognizes the ROU assets and liabilities related to the lease payments on the Consolidated Balance Sheets. The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The ROU assets represent our right to use the underlying assets for the term of the lease and the lease liabilities represent our obligation to make lease payments arising for the agreements. The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. The ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus unamortized initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The ROU asset is periodically reduced by impairment losses. As of June 30, 2019, we have not encountered any impairment losses. Variable lease payments, except for the ones that depend on index or rate, are excluded from the calculation of the ROU assets and lease liabilities and are recognized as variable lease expense in the consolidated Statement of Operations in the period in which they are incurred. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Many of our lessee agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. The Lease liability costs are amortized over the straight-line method over the term of the lease. Operating leases with a term of less than one year are recognized as a lease expense over the term of the lease, with no asset or liability recognized on the Consolidated Balance Sheets.
Finance leases where we are the lessee are included in Other assets, net and Other liabilities on our Consolidated Balance Sheets. The lease liabilities are initially measured in the same manner as operating leases and are subsequently measured at amortized cost using the effective interest method. The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. For finance leases the ROU asset is subsequently amortized using the straight-line method from the lease commencement date to the earlier of the end of its useful life or the end of the lease term unless the lease transfers ownership of the underlying asset to us, or we are reasonably certain to exercise an option to purchase the underlying asset. In those cases, the ROU asset is amortized over the useful life of the underlying asset. Amortization of the ROU asset is recognized and presented separately from interest expense on the lease liability. ROU assets are periodically reduced by impairment losses. As of June 30, 2019, we have not encountered any impairment losses. Refer to Note 18, “Leases,” for information regarding leasing activities.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table reconciles our beginning-of-period and end-of-period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
Cash and cash equivalents	$28,704	$50,311	$20,046	$10,127
Restricted cash	17,334	11,951	16,755	13,382
Cash, cash equivalents and restricted cash	$46,038	$62,262	$36,801	$23,509

Recent Accounting Pronouncements - Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are in the process of reviewing the population and analyzing the impact of the guidance on our accounting policies regarding assessment of, and allowance for, credit losses on loans and other financial instruments.

17.    Commitments and Contingencies

Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

18.    Leases

Lessee accounting:
Future minimum lease payments under non-cancellable leases as of the quarter ended June 30, 2019 where we are the lessee include:

Maturity of lease liabilities (in thousands)
	Operating Leases	Finance Leases	Total
2019 (excluding the six months ended June 30, 2019)	$1,086	$105	$1,191
2020	2,397	120	2,517
2021	2,446	120	2,566
2022	2,483	120	2,603
2023	2,509	120	2,629
Thereafter	13,725	4,060	17,785
Total lease payments	$24,646	$4,645	$29,291
Less: Imputed interest	(6,083)	(511)	(6,594)
Present Value of lease liabilities	$18,563	$4,134	$22,697

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

ROU assets and lease liabilities for finance and operating leases as included in our Consolidated Financial Statements are as follows:

Lease asset and liabilities (in thousands)
	Classification	June 30, 2019		Classification	December 31, 2018
Lease assets
Right-of-use asset obtained in exchange for new finance lease liabilities	Other Asset, net	$4,134	Capital lease asset	Land	$4,098
Right-of-use asset obtained in exchange for new operating lease liabilities	Other Asset, net	$18,316	n/a
Right-of-use asset obtained relative to below market operating lease	Other Asset, net	$28,742	Below market Lease intangible asset	Other Asset, net	$29,118
Lease liabilities
Finance lease liabilities	Other Liabilities	$4,134	Capital lease liabilities	Other Liabilities	$4,098
Operating lease liabilities	Other Liabilities	$18,563	n/a

Lease expense for finance and operating leases as included in our Consolidated Financial Statements are as follows:

Lease Expense (in thousands)		Three Months Ended	Six Months Ended
	Classification	June 30, 2019	June 30, 2019
Finance Lease Expense
Amortization of right-of-use assets	Interest Expense	$18	$36
Interest on lease liabilities	Interest Expense	26	52
Operating lease cost	General and administrative, Property Operating and maintenance	982	1,804
Variable lease cost	Property Operating and maintenance	427	746
Total lease Expense		$1,453	$2,638

		Three Months Ended	Six Months Ended
	Classification	June 30, 2019	June 30, 2019
Capital Lease Expense
Amortization of lease	Interest Expense	$18	$36
Interest on lease liabilities	Interest Expense	26	52
Operating lease expense	General and administrative, Property Operating and maintenance	829	1,680
Below market ground lease amortization expense	Property Operating and maintenance	223	445
Total lease Expense		$1,096	$2,213

Lease term, discount rates and additional information for finance and operating leases are as follows:

Lease term and discount rate
June 30, 2019
Weighted-average remaining lease term (years)
Finance lease	5.00
Operating lease	12.25
Weighted-average discount rate
Finance lease	2.50%
Operating lease	4.06%

Other Information (in thousands)	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018
Cash paid for amounts included in the measurement of lease liabilities
Operating Cash flow from Operating leases	$1,130	$2,052
Financing cash flow from Finance leases	15	15
Total Cash paid on lease liabilities	$1,145	$2,067

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

As of the quarter ended June 30, 2019, we have an additional executive office space operating lease for $2.9 million which will commence in November 2019 with a lease term of seven years.
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

Lessor Accounting:
We are not the lessor for any finance leases as of June 30, 2019. Over 99 percent of our operating leases where we are the lessor are either month to month or for a time period not to exceed one year.  As of the reporting date, future minimum lease payments would not exceed twelve months.  Similarly, over 95 percent of our investment property, net on the Consolidated Balance Sheets, and related depreciation amounts relate to assets whereby we are the lessor under an operating lease.

19.    Subsequent Events

Subsequent to the quarter ended June 30, 2019, we acquired a RV resort in Ponchatoula, Louisiana with 202 developed sites and 69 expansion sites for $23.5 million.

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

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. As of June 30, 2019, we owned and operated or held an interest in a portfolio of 382 developed properties located in 31 states throughout the U.S. and one province in Canada, including 235 MH communities, 116 RV communities, and 31 properties containing both MH and RV sites.

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

Comparison of the Three and Six Months Ended June 30, 2019 and 2018

Summary Statements of Operations

The following table summarizes our consolidated financial results and reconciles net income to NOI for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income attributable to Sun Communities, Inc. common stockholders	$40,385	$20,408	$74,716	$50,394
Other revenues	(7,427)	(6,168)	(15,907)	(12,444)
Home selling expenses	3,626	3,986	6,950	7,276
General and administrative	23,697	21,452	45,584	41,209
Catastrophic weather related charges, net	179	53	961	(2,160)
Depreciation and amortization	76,153	67,773	152,709	134,210
Loss on extinguishment of debt	70	1,522	723	1,718
Interest expense	34,842	33,050	69,950	64,807
Remeasurement of marketable securities	(3,620)	—	(3,887)	—
Other (income) / expense, net	(1,021)	1,828	(2,919)	4,445
(Income) / loss from nonconsolidated affiliates	(393)	8	(737)	67
Current tax expense	272	225	486	399
Deferred tax (benefit) / expense	(96)	112	(313)	(235)
Preferred return to preferred OP units / equity	1,718	1,103	3,041	2,183
Amounts attributable to noncontrolling interests	2,585	2,227	3,626	4,321
Preferred stock distribution	428	432	860	873
NOI / Gross profit	$171,398	$148,011	$335,843	$297,063

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Real Property NOI	$144,485	$125,903	$288,025	$257,648
Home Sales NOI / Gross profit	12,807	10,285	23,148	18,614
Rental Program NOI	26,499	24,572	52,560	48,674
Ancillary NOI / Gross profit	4,785	3,790	6,166	4,975
Site rent from Rental Program (included in Real Property NOI) (1)	(17,178)	(16,539)	(34,056)	(32,848)
NOI / Gross profit	$171,398	$148,011	$335,843	$297,063

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

Real Property Operations - Total Portfolio

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended				Six Months Ended
	June 30, 2019	June 30, 2018	Change	% Change	June 30, 2019	June 30, 2018	Change	% Change
Financial Information (in thousands)
Income from real property	$226,099	$198,670	$27,429	13.8%	$442,878	$395,881	$46,997	11.9%
Property operating expenses
Payroll and benefits	22,097	18,671	3,426	18.3%	40,968	34,329	6,639	19.3%
Legal, taxes, and insurance	2,365	2,086	279	13.4%	4,748	4,568	180	3.9%
Utilities	23,650	21,606	2,044	9.5%	48,078	44,159	3,919	8.9%
Supplies and repair	9,729	7,833	1,896	24.2%	16,083	13,089	2,994	22.9%
Other	8,047	8,495	(448)	(5.3)%	13,920	14,176	(256)	(1.8)%
Real estate taxes	15,726	14,076	1,650	11.7%	31,056	27,912	3,144	11.3%
Property operating expenses	81,614	72,767	8,847	12.2%	154,853	138,233	16,620	12.0%
Real Property NOI	$144,485	$125,903	$18,582	14.8%	$288,025	$257,648	$30,377	11.8%

	As of
	June 30, 2019	June 30, 2018	Change
Other Information
Number of properties	382	367	15

MH occupancy	95.7%
RV occupancy	100.0%
MH & RV blended occupancy (1)	96.6%	96.1%	0.5%

Sites available for development	10,823	11,398	(575)

Monthly base rent per site - MH	$569	$546	$23
Monthly base rent per site - RV (2)	$473	$446	$27
Monthly base rent per site - Total	$533	$509	$24

(1)	Overall occupancy percentage includes MH and annual RV sites, and excludes transient RV sites.

(2)	Monthly base rent pertains to annual RV sites and excludes transient RV sites.

The $18.6 million increase in Real Property NOI consists of $9.0 million from Same Communities as detailed below and $9.6 million from recently acquired properties in the three months ended June 30, 2019 as compared to the same period in 2018.

The $30.4 million increase in Real Property NOI consists of $18.5 million from Same Communities as detailed below and $11.9 million from recently acquired properties in the six months ended June 30, 2019 as compared to the same period in 2018.

Real Property Operations - Same Communities

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

In order to evaluate the growth of the Same Communities, management has classified certain items differently than our GAAP statements. The reclassification difference between our GAAP statements and our Same Community portfolio is the reclassification of water and sewer revenues from income from real property to utilities. A significant portion of our utility charges are re-billed to our residents. We have reclassified water and sewer revenues of $8.5 million and $7.8 million for the three months ended June 30, 2019 and 2018, and $16.9 million and $15.7 million for the six months ended June 30, 2019 and 2018, respectively, to reflect the utility expenses associated with our Same Community portfolio net of recovery.

The following tables reflect certain financial and other information for our Same Communities as of and for the three and six months ended June 30, 2019 and 2018. The amounts in the table below reflect constant currency for comparative purposes. Canadian currency figures included within the three and six months ended June 30, 2018 have been translated at 2019 exchange rates:

	Three Months Ended				Six Months Ended
	June 30, 2019	June 30, 2018	Change	% Change	June 30, 2019	June 30, 2018	Change	% Change
Financial Information (in thousands)
Income from real property(1)	$196,305	$184,532	$11,773	6.4%	$395,389	$372,358	$23,031	6.2%
Property operating expenses
Payroll and benefits	18,673	17,609	1,064	6.0%	35,094	33,143	1,951	5.9%
Legal, taxes, and insurance	2,131	2,047	84	4.1%	4,322	4,518	(196)	(4.3)%
Utilities	13,244	13,325	(81)	(0.6)%	27,678	27,788	(110)	(0.4)%
Supplies and repair	8,472	7,739	733	9.5%	14,191	12,898	1,293	10.0%
Other	5,411	5,402	9	0.2%	9,866	10,090	(224)	(2.2)%
Real estate taxes	14,896	13,896	1,000	7.2%	29,486	27,662	1,824	6.6%
Property operating expenses	62,827	60,018	2,809	4.7%	120,637	116,099	4,538	3.9%
Real Property NOI	$133,478	$124,514	$8,964	7.2%	$274,752	$256,259	$18,493	7.2%

	As of
	June 30, 2019	June 30, 2018	Change
Other Information
Number of properties	345

MH occupancy (2)	97.7%
RV occupancy (2)	100.0%
MH & RV blended occupancy (2) (3)	98.2%	96.2%	2.0%

Sites available for development	7,237	7,463	(226)

Monthly base rent per site - MH	$568	$545	$23
Monthly base rent per site - RV (4)	$473	$445	$28
Monthly base rent per site - Total	$547	$523	$24

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

For the three months ended June 30, 2019 and 2018 the 7.2 percent growth in NOI is primarily due to increased Income from real property of $11.8 million, or 6.4 percent. The 6.4 percent increase is primarily attributable to a 2.0 percent increase in occupancy and a 4.5 percent increase in total monthly base rent per site when compared to the same period in 2018. The increase in Income from real property was partially offset by a $2.8 million, or 4.7 percent, increase in Property operating expenses, primarily attributable to increases in Payroll and benefits, Real estate taxes, and Supplies and repair.

For the six months ended June 30, 2019 and 2018 the 7.2 percent growth in NOI is primarily due to increased Income from real property of $23 million, or 6.2 percent. The 6.2 percent increase is primarily attributable to a 2.0 percent increase in occupancy and a 4.5 percent increase in total monthly base rent per site when compared to the same period in 2018. The increase in Income from real property was partially offset by a $4.5 million, or 3.9 percent, increase in Property operating expenses, primarily attributable to increases in Payroll and benefits, Real estate taxes, and Supplies and repair.

Home Sales Summary

The following table reflects certain financial and statistical information for our Home Sales Program for the three and six months ended June 30, 2019 and 2018 (in thousands, except for average selling prices and statistical information):

	Three Months Ended				Six Months Ended
Financial Information	June 30, 2019	June 30, 2018	Change	% Change	June 30, 2019	June 30, 2018	Change	% Change
New homes							`
New home sales	16,704	14,652	2,052	14.0%	32,085	26,545	5,540	20.9%
New home cost of sales	14,833	12,712	2,121	16.7%	27,979	22,909	5,070	22.1%
NOI / Gross profit - new homes	$1,871	$1,940	$(69)	(3.6)%	$4,106	$3,636	$470	12.9%
Gross margin % – new homes	11.2%	13.2%	(2.0)%		12.8%	13.7%	(0.9)%
Average selling price – new homes	$120,173	$109,343	$10,830	9.9%	$121,534	$110,604	$10,930	9.9%

Pre-owned homes
Pre-owned home sales	30,538	26,565	3,973	15.0%	54,775	49,572	5,203	10.5%
Pre-owned home cost of sales	19,602	18,220	1,382	7.6%	35,733	34,594	1,139	3.3%
NOI / Gross profit - pre-owned homes	$10,936	$8,345	$2,591	31.0%	$19,042	$14,978	$4,064	27.1%
Gross margin % – pre-owned homes	35.8%	31.4%	4.4%		34.8%	30.2%	4.6%
Average selling price – pre-owned homes	$38,754	$32,837	$5,917	18.0%	$37,491	$32,190	$5,301	16.5%

Revenue from home sales	47,242	41,217	6,025	14.6%	86,860	76,117	10,743	14.1%
Cost of home sales	34,435	30,932	3,503	11.3%	63,712	57,503	6,209	10.8%
NOI / Gross profit - home sales	$12,807	$10,285	$2,522	24.5%	$23,148	$18,614	$4,534	24.4%

Statistical Information
New home sales	139	134	5	3.7%	264	240	24	10.0%
Pre-owned home sales	788	809	(21)	(2.6)%	1,461	1,540	(79)	(5.1)%
Total homes sold	927	943	(16)	(1.7)%	1,725	1,780	(55)	(3.1)%

Gross profit - new homes
Decreased $0.1 million or 3.6 percent in the three months ended June 30, 2019 as compared to the same period in 2018. This decrease is the result of increased cost of sales that outpaced the increase in selling price in the three months ended June 30, 2019 as compared to the same period in 2018.
Increased $0.5 million or 12.9 percent in the six months ended June 30, 2019, as compared to the same period in 2018. This increase is primarily the result of a 10.0 percent increase in new home sales volumes.
Gross profit - pre-owned homes
Increased $2.6 million, or 31.0 percent in the three months ended June 30, 2019 as compared to the same period in 2018. The increase is primarily the result of a 18.0 percent increase in the average selling price of pre-owned homes.
Increased $4.1 million or 27.1 percent in the six months ended June 30, 2019, as compared to the same period in 2018. This increase is primarily the result of a 16.5 percent increase in the average selling price of pre-owned homes.

Rental Program

The following table reflects certain financial and other information for our Rental Program as of and for the three and six months ended June 30, 2019 and 2018 (in thousands, except for statistical information):

	Three Months Ended				Six Months Ended
	June 30, 2019	June 30, 2018	Change	% Change	June 30, 2019	June 30, 2018	Change	% Change
Financial Information
Revenues
Rental home revenue	$14,412	$13,348	$1,064	8.0%	$28,383	$26,368	$2,015	7.6%
Site rent from Rental Program (1)	17,178	16,539	639	3.9%	34,056	32,848	1,208	3.7%
Rental Program revenue	31,590	29,887	1,703	5.7%	62,439	59,216	3,223	5.4%
Expenses
Repairs and refurbishment	2,803	2,207	596	27.0%	5,107	4,521	586	13.0%
Taxes and insurance	1,827	1,569	258	16.4%	3,691	3,115	576	18.5%
Other	461	1,539	(1,078)	(70.0)%	1,081	2,906	(1,825)	(62.8)%
Rental Program operating and maintenance	5,091	5,315	(224)	(4.2)%	9,879	10,542	(663)	(6.3)%
Rental Program NOI	$26,499	$24,572	$1,927	7.8%	$52,560	$48,674	$3,886	8.0%

Other Information
Number of sold rental homes	332	275	57	20.7%	542	509	33	6.5%
Number of occupied rentals, end of period					11,230	11,072	158	1.4%
Investment in occupied rental homes, end of period					$561,219	$514,756	$46,463	9.0%
Weighted average monthly rental rate, end of period					$975	$927	$48	5.2%

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

Rental Program NOI increased by 7.8 percent for the three months ended June 30, 2019 as compared to the same period in 2018. The increase is due to an increase in Rental Program revenues of 5.7 percent, or $1.7 million, which is primarily attributable to a 5.2 percent increase in the weighted average monthly rental rate, coupled with a decrease of $0.2 million in expenses.

Rental Program NOI increased by 8.0 percent for the six months ended June 30, 2019 as compared to the same period in 2018. The increase is primarily due to an increase in Rental Program revenues of 5.4 percent, or $3.2 million, and a decrease in operating and maintenance expenses of 6.3 percent, or $0.7 million. The increase in revenues is partially attributable to a 5.2 percent increase in the weighted average monthly rental rate and a slight increase in the number of occupied rentals. The decrease in operating and maintenance expenses of $0.7 million is primarily the result of commission expenses being capitalized under ASC 842 in the six months ended June 30, 2019 as compared to the same period in 2018.

Other Items - Statements of Operations

The following table summarizes other income and expenses for the three and six months ended June 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2019	June 30, 2018	Change	% Change	June 30, 2019	June 30, 2018	Change	% Change
Ancillary revenues, net	$4,785	$3,790	$995	26.3%	$6,166	$4,975	$1,191	23.9%
Interest income	$4,919	$5,277	$(358)	(6.8)%	$9,719	$10,593	$(874)	(8.3)%
Brokerage commissions and other revenues, net	$2,508	$891	$1,617	181.5%	$6,188	$1,851	$4,337	234.3%
Home selling expenses	$3,626	$3,986	$(360)	(9.0)%	$6,950	$7,276	$(326)	(4.5)%
General and administrative expenses	$23,697	$21,452	$2,245	10.5%	$45,584	$41,209	$4,375	10.6%
Catastrophic weather related charges, net	$179	$53	$126	237.7%	$961	$(2,160)	$3,121	(144.5)%
Depreciation and amortization	$76,153	$67,773	$8,380	12.4%	$152,709	$134,210	$18,499	13.8%
Loss on extinguishment of debt	$70	$1,522	$(1,452)	(95.4)%	$723	$1,718	$(995)	(57.9)%
Interest expense (1)	$34,842	$33,050	$1,792	5.4%	$69,950	$64,807	$5,143	7.9%
Remeasurement of marketable securities	$3,620	$—	$3,620	—%	$3,887	$—	$3,887	—%
Other income / (expense), net	$1,021	$(1,828)	$2,849	155.9%	$2,919	$(4,445)	$7,364	165.7%
Income / (loss) from nonconsolidated affiliates	$393	$(8)	$401	5,012.5%	$737	$(67)	$804	1,200.0%
Current tax expense	$(272)	$(225)	$(47)	(20.9)%	$(486)	$(399)	$(87)	(21.8)%
Deferred tax benefit / (expense)	$96	$(112)	$208	(185.7)%	$313	$235	$78	33.2%
Preferred return to preferred OP units / equity	$1,718	$1,103	$615	55.8%	$3,041	$2,183	$858	39.3%
Amounts attributable to noncontrolling interests	$2,585	$2,227	$358	16.1%	$3,626	$4,321	$(695)	(16.1)%
Preferred stock distribution	$428	$432	$(4)	(0.9)%	$860	$873	$(13)	(1.5)%

(1)  Includes interest expense and interest on mandatorily redeemable preferred OP units / equity

Ancillary revenues, net - for the three and six months ended June 30, 2019, increased primarily due to RV vacation home rental income as a result of increased acquisitions as compared to the same period in 2018.

Interest income - for the three and six months ended June 30, 2019, decreased primarily due to a decrease in our interest bearing receivables as compared to the same period in 2018. Refer to Note 4, “Collateralized Receivables and Transfers of Financial Assets,” and Note 5, “Notes and Other Receivables” of our accompanying Consolidated Financial Statements for additional information.

Brokerage commissions and other revenues, net - for the three months ended June 30, 2019, increased primarily due to a $0.8 million increase in brokerage commissions and a decrease in loan loss reserve estimates, as compared to the same period in 2018. For the six months ended June 30, 2019, increased primarily due to a $1.6 million increase in brokerage commissions, a $1.0 million decrease in loan loss reserve estimates and a $0.9 million increase in dividend income from our investment in marketable securities, as compared to the same period in 2018.

Home selling expenses - decreased primarily due to a 1.7 percent decrease and 3.1 percent decrease in total homes sold for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018.

General and administrative expenses - for the three and six months ended June 30, 2019, increased primarily due to an increase in wages and incentives as compared to the same periods in 2018.

Catastrophic weather related charges, net - for the six months ended June 30, 2019, the catastrophic weather related charges, net was favorable due to $2.2 million adjustment of insurance recovery estimates, related to our Florida Keys communities in 2018 compared to estimated damage losses for recent weather events of $1.0 million in 2019.

Depreciation and amortization - for the three and six months ended June 30, 2019, increased as a result of our recent property acquisitions and ongoing expansion and development activities. Refer to Note 3, “Real Estate Acquisitions” of our accompanying Consolidated Financial Statements for additional information.

Loss on extinguishment of debt - for the three and six months ended June 30, 2019, decreased primarily due to lower prepayment penalties related to debt and financing activity as compared to 2018. Refer to Note 9, “Debt and Lines of Credit” of our accompanying Consolidated Financial Statements for additional information.

Interest expense - for the three and six months ended June 30, 2019, increased primarily due to a net increase in mortgage interest expense as a result of our recent acquisitions and an increase in interest expense on our line of credit due a higher average balance for the quarter and year ended June 30, 2019 as compared to 2018. Refer to Note 9, “Debt and Lines of Credit,” in our accompanying Consolidated Financial Statements for additional information.

Remeasurement of marketable securities - for the three and six months ended June 30, 2019, was $3.6 million and $3.8 million remeasurement loss from our investment in marketable securities. Refer to Note 15, “Fair Value of Financial Instruments,” in our accompanying Consolidated Financial Statements for additional information.

Other income / (expense), net - for the three months ended June 30, 2019, was primarily due to a foreign currency translation gain of $1.1 million as compared to a foreign currency translation loss of $1.7 million during the same period in 2018. In the six months ended June 30, 2019, other income / (expense) was primarily due to a foreign currency translation gain of $3.1 million as compared to a foreign currency translation loss of $4.2 million during the same period in 2018.

Income / (loss) from nonconsolidated affiliates - for the three and six months ended June 30, 2019, was $0.4 million and $0.7 million income respectively, primarily from our investment in GTSC, partially offset by losses at RezPlot. Refer to Note 7, “Investment in Affiliates,” of our accompanying Consolidated Financial Statements for additional information.

Current tax expense - Refer to Note 13, “Income Taxes,” of our accompanying Consolidated Financial Statements for additional information.

Deferred tax benefit / (expense) - Refer to Note 13, “Income Taxes,” of our accompanying Consolidated Financial Statements for additional information.

Funds From Operations

The following table reconciles net income to FFO data for diluted purposes for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income attributable to Sun Communities, Inc. common stockholders:	$40,385	$20,408	$74,716	$50,394
Adjustments
Depreciation and amortization	76,294	67,977	153,006	134,623
Remeasurement of marketable securities	(3,620)	—	(3,887)	—
Amounts attributable to noncontrolling interests	2,158	2,089	2,881	3,978
Preferred return to preferred OP units	537	552	1,064	1,105
Preferred distribution to Series A-4 preferred stock	428	432	860	873
Gain on disposition of assets, net	(8,070)	(5,835)	(13,749)	(10,374)
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities (1)	108,112	85,623	214,891	180,599
Adjustments
Other acquisition related costs (2)	366	301	526	436
Loss on extinguishment of debt	70	1,522	723	1,718
Debt premium write-off	—	(209)	—	(991)
Catastrophic weather related charges, net	194	53	976	(2,160)
Loss of earnings - catastrophic weather related (3)	377	325	377	650
Other (income) / expense, net	(1,021)	1,828	(2,919)	4,445
Ground lease intangible write-off	—	817	—	817
Deferred tax benefit	(96)	112	(313)	(235)
Core FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible(1)	$108,002	$90,372	$214,261	$185,279

Weighted average common shares outstanding - basic	87,130	79,612	86,325	79,233
Add
Common stock issuable upon conversion of stock options	1	2	1	2
Restricted stock	433	502	444	670
Common OP units	2,487	2,735	2,605	2,738
Common stock issuable upon conversion of Series A-4 preferred stock	467	472	467	472
Common stock issuable upon conversion of Series A-3 preferred OP units	75	75	75	75
Common stock issuable upon conversion of Series A-1 preferred OP units	793	825	798	831
Weighted average common shares outstanding - fully diluted	91,386	84,223	90,715	84,021

FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per share - fully diluted	$1.18	$1.02	$2.37	$2.15
Core FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per share - fully diluted	$1.18	$1.07	$2.36	$2.21

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

For the six months ended June 30, 2019 and 2018, expansion and development activities of $121.3 million and $61.3 million, respectively, related to costs consisting primarily of construction of sites and other costs necessary to complete home site improvements.

For the six months ended June 30, 2019 and 2018, lot modification expenditures were $13.9 million and $9.5 million, respectively. These expenditures improve asset quality in our communities and are incurred when an existing home is removed and the site is prepared for a new home (more often than not, a multi-sectional home). These activities, which are mandated by strict manufacturer’s installation requirements and state building codes, include items such as new foundations, driveways, and utility upgrades.

For the six months ended June 30, 2019 and 2018, recurring capital expenditures of $11.1 million and $7.1 million, respectively, related to our continued commitment to the upkeep of our properties.

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

Our cash flow activities are summarized as follows (in thousands):

	Six Months Ended
	June 30, 2019	June 30, 2018
Net Cash Provided by Operating Activities	$259,844	$198,682
Net Cash Used for Investing Activities	$(570,530)	$(407,491)
Net Cash Provided by Financing Activities	$294,019	$222,353
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$443	$(252)

Cash, cash equivalents and restricted cash decreased by $16.3 million from $62.3 million as of December 31, 2018, to $46.0 million as of June 30, 2019.

Operating Activities

Net cash provided by operating activities increased by $61.1 million from $198.7 million for the six months ended June 30, 2018 to $259.8 million for the six months ended June 30, 2019.

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

Investing Activities

Net cash used for investing activities was $570.5 million for the six months ended June 30, 2019, compared to $407.5 million for the six months ended June 30, 2018. Refer to Note 3, “Real Estate Acquisitions” in our accompanying Consolidated Financial Statements for additional information.

Financing Activities

Net cash provided by financing activities was $294.0 million for the six months ended June 30, 2019, compared to net cash provided by financing activities of $222.4 million for the six months ended June 30, 2018. Refer to Note 9, “Debt and Lines of Credit” and Note 10, “Equity and Temporary Equity” in our accompanying Consolidated Financial Statements for additional information.

Financial Flexibility

In July 2017, we entered into an at the market offering sales agreement (the “Sales Agreement”) with certain sales agents (collectively, the “Sales Agents”), whereby we may offer and sell shares of our common stock, having an aggregate offering price of up to $450.0 million, from time to time through the Sales Agents. The Sales Agents are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold from time to time under the Sales Agreement. Through June 30, 2019, we have sold shares of our common stock for gross proceeds of $163.8 million under the Sales Agreement.

In May 2019, we amended and restated our credit agreement (the “A&R Credit Agreement”) with Citibank, N.A. (“Citibank”) and certain other lenders. Pursuant to the A&R Credit Agreement, we entered into a senior credit facility with Citibank and certain other lenders in the amount of $750.0 million, comprised of a $650.0 million revolving loan, with the ability to use up to $100.0 million for advances in Australian dollars, and a $100.0 million term loan (the “A&R Facility”). The Company has until November 18, 2019 to draw on the term loan. As of June 30, 2019, the Company has not drawn any funds on the term loan. The A&R Credit Agreement has a four-year term ending May 21, 2023, which can be extended for two additional six-month periods, subject to the satisfaction of certain conditions as defined in the credit agreement. The A&R Credit Agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $350.0 million. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the A&R Facility may be increased up to $1.1 billion.

The A&R Facility bears interest at a floating rate based on the Eurodollar rate or BBSY Bid rate plus a margin that is determined based on our leverage ratio calculated in accordance with the A&R Credit Agreement, which margin can range from 1.20 percent to 2.10 percent for the revolving loan and 1.20 percent to 2.05 percent for the term loan. As of June 30, 2019, the margin based on our leverage ratio was 1.20 percent on the revolving loan and 1.20 percent on the term loan. We had $71.0 million and zero of borrowings on the revolving loan and the term loans, respectively, as of June 30, 2019.

The A&R Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but does reduce the borrowing amount available. At June 30, 2019 and December 31, 2018, approximately $5.5 million and $3.9 million of availability was used to back standby letters of credit.

Pursuant to the terms of the A&R Facility, we are subject to various financial and other covenants. We are currently in compliance with these covenants. The most restrictive financial covenants for the A&R Facility are as follows:

Covenant	Requirement	As of June 30, 2019
Maximum Leverage Ratio	<65.0%	26.4%
Minimum Fixed Charge Coverage Ratio	>1.40	3.14
Minimum Tangible Net Worth	>$3,257,121	$5,221,696
Maximum Dividend Payout Ratio	<95.0%	58.2%

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, expansion and development of communities, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. At June 30, 2019, we had 197 unencumbered properties, of which 65 support the borrowing base for our $650.0 million revolving loan in our A&R Facility.

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

As of June 30, 2019, our net debt to enterprise value was approximately 20.2 percent (assuming conversion of all common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series A-4 preferred OP units, Series C preferred OP units and Series D preferred OP units to shares of common stock). Our debt has a weighted average maturity of approximately 9.9 years and a weighted average interest rate of 4.4 percent.

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

Our variable rate debt totaled $76.1 million and $536.8 million as of June 30, 2019 and 2018, respectively, and bears interest at Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0 percent, our interest expense would have increased or decreased by approximately $1.5 million and $1.4 million for the six months ended June 30, 2019 and 2018, respectively, based on the $307.1 million and $291.5 million average balances outstanding under our variable rate debt facilities, respectively.

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

At June 30, 2019 and December 31, 2018, our stockholder’s equity included $159.2 million and $141.4 million from our Canadian subsidiaries and Australian equity investments, respectively, which represented 4.5 percent and 4.6 percent of total stockholder’s equity, respectively. Based on our sensitivity analysis, a 10.0 percent strengthening of the U.S. dollar against the Canadian and Australian dollar would have caused a reduction of $15.9 million and $14.1 million to our total stockholder’s equity at June 30, 2019 and December 31, 2018, respectively.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at June 30, 2019. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in internal control over financial reporting

There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to “Legal Proceedings” in Part 1 - Item 1 - Note 17, “Commitments and Contingencies” in our accompanying Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors described in Part 1, Item 1A, “Risk Factors,” in our 2018 Annual Report, Item 8.01 in our Current Report on Form 8-K filed February 22, 2019, and Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q filed April 25, 2019 which could materially affect our business, financial condition or future results. There have been no material changes to the disclosure on these matters as set forth in such reports.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Holders of our OP units and Preferred stock have converted the following units during the three months ended June 30, 2019:

		Three Months Ended
		June 30, 2019
Series	Conversion Rate	Units/Shares Converted	Common Stock
Common OP unit	1	429,644	429,644
Series A-1 preferred OP unit	2.439	4,000	9,754
Series A-4 preferred OP unit	0.4444	4,708	2,092
Series A-4 preferred stock	0.4444	11,288	5,016

All of the above shares of common stock were issued in private placements in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
10.1
Third Amended and Restated Credit Agreement, dated May 21, 2019, among Sun Communities Operating Limited Partnership, as Borrower, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., BofA Securities, Inc., and BMO Capital Markets, as Joint Lead Arrangers, and Citibank, N.A., BofA Securities, Inc., as Joint Bookrunners, and Bank of America, N.A. and Bank of Montreal, as Co-Syndication Agents and Fifth Third Bank, an Ohio Banking Corporation, Regions Bank and RBC Capital Markets as Co-Documentation Agents

Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on May 24, 2019
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

Dated: July 25, 2019	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)