Form 10-Q
period 2019-09-30
SUN COMMUNITIES INC
filed 2019-10-24
CIK 912593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2019.

or

☐ TRANSITION PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

SUN COMMUNITIES INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	1-12616	38-2730780
(State of Incorporation)	Commission file number	(I.R.S. Employer Identification No.)

27777 Franklin Rd,	Suite 200,	Southfield,	Michigan	48034
(Address of Principal Executive Offices)				(Zip Code)

(248) 208-2500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	SUI	New York Stock Exchange

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

Number of shares of Common Stock, $0.01 par value per share, outstanding as of October 17, 2019: 90,687,618

SUN COMMUNITIES, INC.

PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	September 30, 2019	December 31, 2018
Assets
Land	$1,311,103	$1,201,945
Land improvements and buildings	6,200,895	5,586,250
Rental homes and improvements	614,002	571,661
Furniture, fixtures and equipment	251,363	201,090
Investment property	8,377,363	7,560,946
Accumulated depreciation	(1,619,924)	(1,442,630)
Investment property, net (including $341,563 and $308,171 for consolidated VIEs at September 30, 2019 and December 31, 2018; see Note 8)	6,757,439	6,118,316
Cash and cash equivalents	26,198	50,311
Marketable securities	64,818	49,037
Inventory of manufactured homes	55,234	49,199
Notes and other receivables, net	174,934	160,077
Collateralized receivables, net	93,054	106,924
Other assets, net (including $22,598 and $19,809 for consolidated VIEs at September 30, 2019 and December 31, 2018; see Note 8)	226,177	176,162
Total Assets	$7,397,854	$6,710,026
Liabilities
Mortgage loans payable (including $47,256 and $44,172 for consolidated VIEs at September 30, 2019 and December 31, 2018; see Note 8)	$2,967,128	$2,815,957
Secured borrowings on collateralized receivables	93,669	107,731
Preferred Equity - Sun NG RV Resorts LLC - mandatorily redeemable (fully attributable to consolidated VIEs; see Note 8)	35,249	35,277
Preferred OP units - mandatorily redeemable	34,663	37,338
Lines of credit	140,632	128,000
Distributions payable	69,726	63,249
Advanced reservation deposits and rent	137,797	133,698
Other liabilities (including $28,031 and $6,914 for consolidated VIEs at September 30, 2019 and December 31, 2018; see Note 8)	242,119	157,862
Total Liabilities	3,720,983	3,479,112
Commitments and contingencies (see Note 17)
Series A-4 preferred stock, $0.01 par value. Issued and outstanding: 1,052 September 30, 2019 and 1,063 December 31, 2018	31,402	31,739
Series A-4 preferred OP units	9,540	9,877
Series D preferred OP units	51,248	—
Equity interests - NG Sun LLC and NG Whitewater (fully attributable to consolidated VIEs; see Note 8)	27,461	21,976
Stockholders' Equity
Common stock, $0.01 par value. Authorized: 180,000 shares; Issued and outstanding: 90,690 September 30, 2019 and 86,357 December 31, 2018	907	864
Additional paid-in capital	4,854,958	4,398,949
Accumulated other comprehensive loss	(2,825)	(4,504)
Distributions in excess of accumulated earnings	(1,353,214)	(1,288,486)
Total Sun Communities, Inc. stockholders' equity	3,499,826	3,106,823
Noncontrolling interests
Common and preferred OP units	49,540	53,354
Consolidated variable interest entities	7,854	7,145
Total noncontrolling interests	57,394	60,499
Total Stockholders' Equity	3,557,220	3,167,322
Total Liabilities, Temporary Equity and Stockholders' Equity	$7,397,854	$6,710,026

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues
Income from real property	$256,423	$229,607	$699,301	$625,488
Revenue from home sales	49,805	46,131	136,665	122,248
Rental home revenue	14,444	13,589	42,827	39,957
Ancillary revenue	31,999	27,608	57,746	46,207
Interest income	4,770	5,256	14,489	15,849
Brokerage commissions and other revenues, net	5,002	1,222	11,190	3,073
Total Revenues	362,443	323,413	962,218	852,822
Expenses
Property operating and maintenance	79,095	71,656	202,892	181,977
Real estate taxes	15,399	14,533	46,455	42,445
Cost of home sales	36,318	33,692	100,030	91,195
Rental home operating and maintenance	6,008	6,236	15,887	16,778
Ancillary expenses	18,707	15,361	38,288	28,985
Home selling expenses	3,988	4,043	10,938	11,319
General and administrative expenses	22,975	19,763	68,559	60,972
Catastrophic weather related charges, net	341	173	1,302	(1,987)
Depreciation and amortization	76,532	71,982	229,241	206,192
Loss on extinguishment of debt	12,755	528	13,478	1,255
Interest expense	32,219	33,932	99,894	98,321
Interest on mandatorily redeemable preferred OP units / equity	1,216	1,142	3,491	2,551
Total Expenses	305,553	273,041	830,455	740,003
Income Before Other Items	56,890	50,372	131,763	112,819
Remeasurement of marketable securities	12,661	—	16,548	—
Other income / (expense), net	(4,408)	1,231	(1,489)	(3,214)
Income from nonconsolidated affiliates	77	126	814	59
Current tax expense	(420)	(213)	(906)	(612)
Deferred tax benefit / (expense)	(349)	199	(36)	434
Net Income	64,451	51,715	146,694	109,486
Less: Preferred return to preferred OP units / equity	(1,599)	(1,152)	(4,640)	(3,335)
Less: Amounts attributable to noncontrolling interests	(5,422)	(4,071)	(9,048)	(8,392)
Net Income attributable to Sun Communities, Inc.	57,430	46,492	133,006	97,759
Less: Preferred stock distribution	(428)	(432)	(1,288)	(1,305)
Net Income attributable to Sun Communities, Inc. common stockholders	$57,002	$46,060	$131,718	$96,454

Weighted average common shares outstanding - basic	89,847	81,599	87,499	80,022
Weighted average common shares outstanding - diluted	90,332	82,081	87,931	80,024

Basic earnings per share (see Note 14)	$0.63	$0.56	$1.49	$1.19
Diluted earnings per share (see Note 14)	$0.63	$0.56	$1.50	$1.19

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net Income	$64,451	$51,715	$146,694	$109,486
Foreign currency translation gain / (loss) adjustment	(1,717)	1,890	1,771	(1,565)
Total Comprehensive Income	62,734	53,605	148,465	107,921
Less: Comprehensive Income attributable to noncontrolling interests	(5,346)	(4,167)	(9,140)	(8,319)
Comprehensive Income attributable to Sun Communities, Inc.	$57,388	$49,438	$139,325	$99,602

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Operating Activities
Net Cash Provided By Operating Activities	$398,293	$301,204
Investing Activities
Investment in properties	(412,092)	(257,017)
Acquisitions of properties, net of cash acquired	(403,889)	(305,724)
Proceeds from dispositions of assets and depreciated homes, net	43,157	34,825
Issuance of notes and other receivables	(30,186)	(216)
Repayments of notes and other receivables	3,249	2,880
Investments in nonconsolidated affiliates	(42,896)	(19,851)
Distributions from nonconsolidated affiliates	43,406	—
Net Cash Used For Investing Activities	(799,251)	(545,103)
Financing Activities
Issuance of common stock, OP units, and preferred OP units, net	441,871	624,152
Redemption of Series B-3 preferred OP units	(2,675)	(4,105)
Borrowings on lines of credit	2,681,980	1,187,098
Payments on lines of credit	(2,669,348)	(1,228,907)
Proceeds from issuance of other debt	523,721	228,336
Payments on other debt	(372,219)	(275,401)
Prepayment penalty on debt	(12,610)	(2,024)
Proceeds received from return of prepaid deferred financing costs	1,618	—
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(205,639)	(177,926)
Payments for deferred financing costs	(6,568)	(1,645)
Net Cash Provided By Financing Activities	380,131	349,578
Effect of exchange rate changes on cash, cash equivalents and restricted cash	291	(94)
Net change in cash, cash equivalents and restricted cash	(20,536)	105,585
Cash, cash equivalents and restricted cash, beginning of period	62,262	23,509
Cash, cash equivalents and restricted cash, end of period (see Note 16)	$41,726	$129,094

	Nine Months Ended
	September 30, 2019	September 30, 2018
Supplemental Information
Cash paid for interest (net of capitalized interest of $5,673 and $3,216 respectively)	$99,925	$94,801
Cash paid for interest on mandatorily redeemable debt	$3,132	$2,551
Cash paid (refunds) for income taxes	$818	$741
Noncash investing and financing activities
Reduction in secured borrowing balance	$14,062	$16,093
Change in distributions declared and outstanding	$6,442	$7,991
Conversion of common and preferred OP units	$1,411	$1,489
Conversion of Series A-4 preferred stock	$337	$675
Noncash investing and financing activities at the date of acquisition
Acquisitions - Equity Interests - NG Sun LLC (see Note 8)	$—	$21,976
Acquisitions - Preferred Equity - Sun NG RV Resorts LLC (see Note 8)	$—	$35,277
Acquisitions - Debt assumed	$3,900	$3,120
Acquisitions - Series D preferred interest	$51,930	$—
Acquisitions - Escrow	$1,395	$—
Acquisitions - Deferred liability	$12,597	$—

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENT OF EQUITY
(In thousands) (Unaudited)

	Temporary Equity	Stockholders’ Equity
		Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interests	Total Stockholders’ Equity	Total Equity
Balance at December 31, 2018	$63,592	$864	$4,398,949	$(1,288,486)	$(4,504)	$60,499	$3,167,322	$3,230,914
Issuance of common stock and common OP units, net	—	1	(4,322)	—	—	—	(4,321)	(4,321)
Conversion of OP units	—	—	280	—	—	(280)	—	—
Equity Interests - NG Sun LLC	256	—	—	(65)	—	(191)	(256)	—
Share-based compensation - amortization and forfeitures	—	—	3,719	74	—	—	3,793	3,793
Issuance of Series D OP units	51,930	—	—	—	—	—	—	51,930
Foreign currency translation	—	—	—	—	1,498	77	1,575	1,575
Net income	178	—	—	36,086	—	863	36,949	37,127
Distributions	(528)	—	15	(65,214)	—	(2,954)	(68,153)	(68,681)
Balance at March 31, 2019	$115,428	$865	$4,398,641	$(1,317,605)	$(3,006)	$58,014	$3,136,909	$3,252,337
Issuance of common stock and common OP units, net	—	37	447,704	—	—	—	447,741	447,741
Conversion of OP units	(112)	5	242	—	—	(135)	112	—
Conversion of Series A-4 preferred stock	(337)	—	337	—	—	—	337	—
Equity Interests - NG Sun LLC	117	—	—	(308)	—	191	(117)	—
Share-based compensation - amortization and forfeitures	—	—	4,414	84	—	—	4,498	4,498
Foreign currency translation	—	—	—	—	1,822	91	1,913	1,913
Net income	15	—	—	42,531	—	2,570	45,101	45,116
Distributions	(558)	—	(15)	(68,494)	—	(2,642)	(71,151)	(71,709)
Balance at June 30, 2019	$114,553	$907	$4,851,323	$(1,343,792)	$(1,184)	$58,089	$3,565,343	$3,679,896
Issuance of common stock and common OP units, net	—	—	(1,549)	—	—	—	(1,549)	(1,549)
Conversion of OP units	—	—	884	—	—	(884)	—	—
Equity Interests - NG Sun LLC	788	—	—	(93)	—	—	(93)	695
Equity Interests - NG Sun Whitewater LLC	2,404	—	—	—	—	—	—	2,404
Share-based compensation - amortization and forfeitures	—	—	4,300	82	—	—	4,382	4,382
Foreign currency translation	—	—	—	—	(1,641)	(76)	(1,717)	(1,717)
Net income	2,533	—	—	59,028	—	2,890	61,918	64,451
Distributions	(627)	—	—	(68,439)	—	(2,625)	(71,064)	(71,691)
Balance at September 30, 2019	$119,651	$907	$4,854,958	$(1,353,214)	$(2,825)	$57,394	$3,557,220	$3,676,871

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENT OF EQUITY
(In thousands) (Unaudited) - (Continued)

		Stockholders’ Equity
	Temporary Equity	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interests	Total Stockholders’ Equity	Total Equity
Balance at December 31, 2017	$43,066	$797	$3,758,533	$(1,162,001)	$1,102	$65,256	$2,663,687	$2,706,753
Issuance of common stock and common OP units, net	—	2	(3,298)	—	—	—	(3,296)	(3,296)
Conversion of OP units	(60)	—	342	—	—	(283)	59	(1)
Share-based compensation - amortization and forfeitures	—	—	3,489	90	—	—	3,579	3,579
Foreign currency translation	—	—	—	—	(1,772)	(89)	(1,861)	(1,861)
Net income	71	—	—	31,507	—	2,023	33,530	33,601
Distributions	(171)	—	—	(57,159)	—	(2,888)	(60,047)	(60,218)
Balance at March 31, 2018	$42,906	$799	$3,759,066	$(1,187,563)	$(670)	$64,019	$2,635,651	$2,678,557
Issuance of common stock and common OP units, net	—	10	89,255	—	—	—	89,265	89,265
Conversion of OP units	(233)	—	778	—	—	(544)	234	1
Conversion of Series A-4 preferred stock	(675)	—	675	—	—	—	675	—
Share-based compensation - amortization and forfeitures	—	—	4,283	91	—	—	4,374	4,374
Foreign currency translation	—	—	—	—	(1,514)	(80)	(1,594)	(1,594)
Equity Interests - NG Sun LLC	21,869	—	—	—	—	—	—	21,869
Net income	48	—	—	21,943	—	2,179	24,122	24,170
Distributions	(170)	—	—	(57,865)	—	(2,880)	(60,745)	(60,915)
Balance at June 30, 2018	$63,745	$809	$3,854,057	$(1,223,394)	$(2,184)	$62,694	$2,691,982	$2,755,727
Issuance of common stock and common OP units, net	—	54	538,129	—	—	—	538,183	538,183
Conversion of OP units	(49)	1	368	—	—	(320)	49	—
Share-based compensation - amortization and forfeitures	—	—	3,538	66	—	—	3,604	3,604
Foreign currency translation	—	—	—	—	1,794	96	1,890	1,890
Equity Interests - NG Sun LLC	107	—	—	—	—	—	—	107
Net income	106	—	—	47,643	—	3,966	51,609	51,715
Distributions	(168)	—	—	(61,743)	—	(2,874)	(64,617)	(64,785)
Balance at September 30, 2018	$63,741	$864	$4,396,092	$(1,237,428)	$(390)	$63,562	$3,222,700	$3,286,441

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

2. Revenue

Disaggregation of Revenue

The following tables details our revenue by major source (in thousands):

	Three Months Ended
	September 30, 2019			September 30, 2018
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues
Income from real property	$256,423	$—	$256,423	$229,607	$—	$229,607
Revenue from home sales	—	49,805	49,805	—	46,131	46,131
Rental home revenue	—	14,444	14,444	—	13,589	13,589
Ancillary revenue	31,999	—	31,999	27,608	—	27,608
Interest income	4,770	—	4,770	5,256	—	5,256
Brokerage commissions and other revenues, net	5,002	—	5,002	1,222	—	1,222
Total Revenues	$298,194	$64,249	$362,443	$263,693	$59,720	$323,413

	Nine Months Ended
	September 30, 2019			September 30, 2018
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues
Income from real property	$699,301	$—	$699,301	$625,488	$—	$625,488
Revenue from home sales	—	136,665	136,665	—	122,248	122,248
Rental home revenue	—	42,827	42,827	—	39,957	39,957
Ancillary revenue	57,746	—	57,746	46,207	—	46,207
Interest income	14,489	—	14,489	15,849	—	15,849
Brokerage commissions and other revenues, net	11,190	—	11,190	3,073	—	3,073
Total Revenues	$782,726	$179,492	$962,218	$690,617	$162,205	$852,822

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
As a real estate owner and operator, the majority of our revenue is derived from site and home leases that are accounted for pursuant to ASC 842 “Leases.” For transactions in the scope of ASC 606, we recognize revenue when control of goods or services transfers to the customer, in the amount that we expect to receive for the transfer of goods or provision of services. The adoption of ASC 606 did not result in any change to the timing and pattern of revenue recognition. Accordingly, retrospective application to prior periods or a cumulative catch-up adjustment was unnecessary.
Income from real property - Residents in our communities lease the site on which their home is located, and either own or lease their home. Resident leases are generally for one-year or month-to-month terms, and are renewable by mutual agreement from us and the resident, or in some cases, as provided by jurisdictional statute. Lease revenues for sites and homes fall under the scope of ASC 842, and are accounted for as operating leases with straight-line recognition. Income from real property includes income from site leases for annual manufactured homes (“MH”) residents, site leases for annual recreational vehicle (“RV”) residents and site rentals to transient RV residents. Non-lease components of our site lease contracts, which are primarily provision of utility services, are accounted for with the site lease as a single lease under ASC 842. Additionally, we include collections of real estate taxes from residents within Income from real property.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Revenue from home sales - Our taxable REIT subsidiary, SHS, sells manufactured homes to current and prospective residents in our communities. Prior to adoption of ASC 606, we recognized revenue for home sales pursuant to ASC 605 “Revenue Recognition,” as manufactured homes are tangible personal property that can be located on any land parcel. Manufactured homes are not permanent fixtures or improvements to the underlying real estate, and were therefore not considered to be subject to the guidance in ASC 360-20 “Real Estate Sales” by the Company. In accordance with the core principle of ASC 606, we recognize revenue from home sales at the time of closing when control of the home transfers to the customer. After closing of the sale transaction, we have no remaining performance obligation.

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
Interest income - is earned primarily on our notes and collateralized receivables, which includes installment loans for manufactured homes purchased by the Company from loan originators and transferred loans that previously did not meet the requirements for sale accounting. Interest income on these receivables is accrued based on the unpaid principal balances of the underlying loans on a level yield basis over the life of the loans. Interest income is not in the scope of ASC 606. Refer to Note 4, “Collateralized Receivables and Transfers of Financial Assets” and Note 5, “Notes and Other Receivables” for additional information.
Broker commissions and other revenues, net - is primarily comprised of brokerage commissions for sales of manufactured homes, where we act as agent and arrange for a third party to transfer a manufactured home to a customer within one of our communities. Brokerage commission revenues are recognized on a net basis at closing, when the transaction is completed and our performance obligations have been fulfilled. Loan loss reserve expenses for our collateralized receivables and notes receivables are also included herein. Refer to Note 4, “Collateralized Receivables and Transfers of Financial Assets” and Note 5, “Notes and Other Receivables” for additional information regarding our loan loss reserves.

Contract Balances

As of September 30, 2019 and December 31, 2018, we had $20.1 million and $16.1 million, respectively, of receivables from contracts with customers. Receivables from contracts with customers are presented as a component of Notes and other receivables, net on our Consolidated Balance Sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes. Due to the nature of our revenue from contracts with customers, we do not have material contract assets or liabilities that fall under the scope of ASC 606.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

3.      Real Estate Acquisitions

2019 Acquisitions

Communities

For the nine months ended September 30, 2019, we acquired the following communities:

Community Name	Type	Sites	Development Sites	State	Month Acquired
Glen Ellis	RV	244	40	NH	September
Leisure Point Resort (1)	MH / RV	502	—	DE	September
Reunion Lake	RV	202	69	LA	July
River Plantation	RV	309	—	TN	May
Massey’s Landing RV	RV	291	—	DE	February
Shelby Properties (2)	MH	1,308	—	MI	February
Buena Vista	MH	400	—	AZ	February
Country Village Estates (3)	MH	518	—	OR	January
Hid’n Pines RV	RV	321	—	ME	January
Hacienda del Rio	MH (Age-Restricted)	730	—	FL	January
	Total	4,825	109
(1) Contains 201 MH sites and 301 RV sites.
(2) Contains two MH communities.
(3) In conjunction with the acquisition, we issued Series D Preferred Operating Partnership (“OP”) Units. As of September 30, 2019, 488,958 Series D Preferred OP Units were outstanding.

The following table summarizes the amounts of assets acquired net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed for the nine months ended September 30, 2019 (in thousands):

	At Acquisition Date (1)					Consideration
	Investment in property	Inventory of manufactured homes	In-place leases and other intangible assets	Other assets (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Debt assumed	Series D Preferred OP units	Total consideration
Glen Ellis	$5,955	$—	$—	$(79)	$5,876	$1,976	$3,900	$—	$5,876
Leisure Point Resort	43,632	18	850	(678)	43,822	43,822	—	—	43,822
Reunion Lake	23,493	—	—	(1,153)	22,340	22,340	—	—	22,340
River Plantation	22,589	75	—	—	22,664	22,664	—	—	22,664
Massey's Landing (2)	19,780	—	220	(446)	19,554	19,554	—	—	19,554
Shelby Properties	85,969	2,011	6,520	(1,015)	93,485	93,485	—	—	93,485
Buena Vista	20,221	439	1,590	(93)	22,157	22,157	—	—	22,157
Country Village	62,784	—	2,020	31	64,835	12,905	—	51,930	64,835
Hid'n Pines	10,680	—	70	(233)	10,517	10,517	—	—	10,517
Hacienda del Rio	111,971	15	3,280	(237)	115,029	115,029	—	—	115,029
Total	$407,074	$2,558	$14,550	$(3,903)	$420,279	$364,449	$3,900	$51,930	$420,279
(1) The purchase price allocations are preliminary and may be adjusted as final valuations are determined.
(2) As of September 30, 2019, Massey’s Landing has an incremental estimated deferred purchase price of $12.6 million which is recorded within Land improvements and buildings, and Other liabilities on the Consolidated Balance Sheets and will be allocated as additional purchase price consideration once finalized.

As of September 30, 2019, the Company has incurred $9.3 million of additional capitalized transaction costs which have been allocated among the various categories above.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Agreement and Plan of Merger - Jensen Portfolio

On August 22, 2019, the Company entered into an agreement to acquire a 31-community manufactured housing portfolio (the “Jensen Portfolio”) for $343.6 million. The Jensen Portfolio has 5,230 operating sites and 466 additional sites available for development. The 31 communities are located in eight states across the eastern United States. The purchase price will be paid through a combination of $274.8 million shares of common stock and cash consideration. We expect to acquire the Jensen Portfolio no later than October 31, 2019. However, the closing is subject to the satisfaction of customary closing conditions, including obtaining certain third party consents. If these conditions are not satisfied or waived, or if the merger agreement is otherwise terminated in accordance with its terms, then the acquisition will not be consummated.

Land for Development

In August 2019, the Company acquired land in New Braunfels, Texas, in association with our Sun NG Whitewater RV variable interest entity, for the development of Whitewater RV Resort (“Whitewater”) for total consideration of $4.7 million.

Ground Leases

In September 2019, the Company entered into a 66-year Temporary Occupancy and Use Permit with the Port of San Diego to construct and operate a new RV resort in Chula Vista. Refer to Note 18. “ Leases ” for disclosures on accounting treatment.

In August 2019, the Company acquired Chincoteague Island KOA RV Resort (“Chincoteague”), in Chincoteague Island, Virginia for total consideration of $19.5 million. The sellers of Chincoteague continue to operate the property. Refer to Note 18. “ Leases ” for disclosures on accounting treatment.

In April 2019, the Company acquired Strafford/Lake Winnipesaukee South KOA RV Resort ("Strafford") in Strafford, New Hampshire for total consideration of $2.7 million. The sellers of Strafford continue to operate the property. Refer to Note 18. “ Leases ” for disclosures on accounting treatment.

In March 2019, the Company entered into a four year Temporary Occupancy and Use Permit with the Port of San Diego to operate a RV resort located in Chula Vista, CA until such time as a new RV resort is constructed in the area. Concurrent with the transaction, we purchased tangible personal property from the prior owner of the RV resort for $0.3 million. Refer to Note 18. “ Leases ” for disclosures on accounting treatment.

Refer to Note 19, “Subsequent Events” for information regarding real estate acquisition activity after September 30, 2019.

The total amount of revenues and net income included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2019 related to the acquisitions completed in 2019 are set forth in the following table (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Total revenues	$14,010	$26,938
Net income	$6,308	$11,181

The following unaudited pro forma financial information presents the results of our operations for the three and nine months ended September 30, 2019 and 2018, as if the properties acquired in 2019 had been acquired on January 1, 2018. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees, and purchase accounting.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisition been consummated on January 1, 2018 (in thousands, except per-share data):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Total revenues	$369,296	$335,548	$971,477	$878,077
Net income attributable to Sun Communities, Inc. common stockholders	$59,317	$48,289	$133,868	$101,737
Net income per share attributable to Sun Communities, Inc. common stockholders - basic	$0.68	$0.61	$1.53	$1.27
Net income per share attributable to Sun Communities, Inc. common stockholders - diluted	$0.68	$0.60	$1.52	$1.27

2018 Acquisitions

In 2018 we acquired the following communities:

Community Name	Type	Sites	Development Sites	State	Month Acquired
Leaf Verde RV Resort	RV	376	—	AZ	October
Archview	RV	114	50	UT	August
Petoskey KOA	RV	210	—	MI	August
The Sands RV and Golf Resort	RV (Age Restricted)	507	—	CA	July
Sun NG RV Resorts LLC (1)(2)	RV	2,700	940	Various	June
Silver Creek	RV	264	176	MI	June
Highway West (1)	RV	536	—	UT & OR	June
Compass RV	RV	175	—	FL	May
	Total	4,882	1,166

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

The following table summarizes the amounts of assets acquired net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed in 2018 (in thousands):

	At Acquisition Date					Consideration
	Investment in property	In-place leases and other intangible assets	Debt assumed	Other liabilities, net	Total identifiable assets acquired net of liabilities assumed	Cash	Preferred Equity - Sun NG Resorts	Equity Interests - NG Sun LLC	Total consideration
Leaf Verde	$11,587	$60	$—	$—	$11,647	$11,647	$—	$—	$11,647
Archview	14,550	—	—	—	14,550	14,550	—	—	14,550
Petoskey KOA	8,730	270	—	—	9,000	9,000	—	—	9,000
Sands	13,790	460	—	—	14,250	14,250	—	—	14,250
Sun NG Resorts	240,649	16,339	(3,120)	(11,990)	241,878	184,625	35,277	21,976	241,878
Silver Creek	7,250	—	—	—	7,250	7,250	—	—	7,250
Highway West	36,500	—	—	—	36,500	36,500	—	—	36,500
Compass	13,930	70	—	—	14,000	14,000	—	—	14,000
Total	$346,986	$17,199	$(3,120)	$(11,990)	$349,075	$291,822	$35,277	$21,976	$349,075

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

The balance of the collateralized receivables was $93.1 million (net of allowance of $0.6 million) and $106.9 million (net of allowance of $0.8 million) as of September 30, 2019 and December 31, 2018, respectively. The receivables had a weighted average interest rate and maturity of 9.9 percent and 13.5 years as of September 30, 2019, and 9.9 percent and 14.1 years as of December 31, 2018.

The outstanding balance on the secured borrowing was $93.7 million and $107.7 million as of September 30, 2019 and December 31, 2018, respectively.

The amount of interest income and expense recognized was $2.3 million and $2.8 million for the three months ended September 30, 2019 and 2018, respectively, and $7.1 million and $8.5 million for the nine months ended September 30, 2019 and 2018, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The balances of the collateralized receivables and secured borrowings are reduced as the related collateralized receivables are collected from the customers, or as the underlying collateral is repurchased. The change in the aggregate gross principal balance of the collateralized receivables is as follows (in thousands):

Nine Months Ended
September 30, 2019
Beginning balance	$107,731
Principal payments and payoffs from our customers	(9,110)
Principal reduction from repurchased homes	(4,952)
Total activity	(14,062)
Ending balance	$93,669

The following table sets forth the allowance for the collateralized receivables as of September 30, 2019 (in thousands):

Nine Months Ended
September 30, 2019
Beginning balance	$(807)
Lower of cost or market write-downs	135
Decrease to reserve balance	57
Total activity	192
Ending balance	$(615)

5.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	September 30, 2019	December 31, 2018
Installment notes receivable on manufactured homes, net	$100,431	$112,798
Other receivables, net	74,503	47,279
Total notes and other receivables, net	$174,934	$160,077

Installment Notes Receivable on Manufactured Homes

Our investment in installment notes of $100.4 million (net of allowance of $0.7 million) and $112.8 million (net of allowance of $0.7 million) as of September 30, 2019 and December 31, 2018, respectively, are collateralized by manufactured homes. The notes represent financing to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes had a net weighted average interest rate (net of servicing costs) and maturity of 8.0 percent and 16.0 years as of September 30, 2019, and 8.0 percent and 16.6 years as of December 31, 2018, respectively.

The change in the aggregate gross principal balance of the installment notes receivable is as follows (in thousands):

Nine Months Ended
September 30, 2019
Beginning balance	$113,495
Investment in installment notes	248
Principal payments and payoffs from our customers	(6,242)
Principal reduction from repossessed homes	(6,380)
Total activity	(12,374)
Ending balance	$101,121

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Allowance for Losses for Installment Notes Receivable

The following table sets forth the allowance change for the installment notes receivable as follows (in thousands):

Nine Months Ended
September 30, 2019
Beginning balance	$(697)
Lower of cost or market write-downs	147
Increase to reserve balance	(140)
Total activity	7
Ending balance	$(690)

Other Receivables

As of September 30, 2019, other receivables were comprised of amounts due from: residents for rent, utility charges, fees and other pass through charges of $8.6 million (net of allowance of $1.8 million); home sale proceeds of $20.1 million; insurance receivables of $9.6 million, notes receivables of $30.2 million and other receivables of $6.0 million. As of December 31, 2018, other receivables were comprised of amounts due from: residents for rent, utility charges, fees and other pass through charges of $7.1 million (net of allowance of $1.5 million); home sale proceeds of $16.1 million; and insurance and other receivables of $24.1 million.

6.	Intangible Assets

Our intangible assets include in-place leases, franchise agreements and other intangible assets. These intangible assets are recorded in Other assets, net on the Consolidated Balance Sheets. In accordance with FASB ASC Topic 842, below market leases are now classified as a right of use asset.

The gross carrying amounts, and accumulated amortization are as follows (in thousands):

		September 30, 2019		December 31, 2018
Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	7 years	$119,184	$(70,321)	$103,547	$(59,068)
Franchise agreements and other intangible assets	7 - 20 years	16,944	(2,555)	16,641	(1,942)
Total		$136,128	$(72,876)	$120,188	$(61,010)

Total amortization expenses related to the intangible assets are as follows (in thousands):

	Three Months Ended		Nine Months Ended
Intangible Asset Amortization Expense	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
In-place leases	$3,781	$3,320	$11,253	$10,305
Franchise fees and other intangible assets	205	717	614	755
Total	$3,986	$4,037	$11,867	$11,060

We anticipate amortization expense for our intangible assets to be as follows for the next five years (in thousands)

	Year
	Remainder of 2019	2020	2021	2022	2023
Estimated expense	$3,873	$14,373	$13,981	$9,379	$6,004

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7.      Investment in Affiliates

Investments in joint ventures that are not consolidated, nor recorded at cost, are accounted for using the equity method of accounting as prescribed in FASB ASC Topic 323, “Investments - Equity Method and Joint Ventures.” Investments in nonconsolidated affiliates are recorded within Other assets, net on the Consolidated Balance Sheets. Equity income and loss are recorded in the Income / (loss) from nonconsolidated affiliates on the Consolidated Statements of Operations.

RezPlot Systems LLC (“Rezplot”)
At September 30, 2019, the Company had a 50 percent ownership interest in RezPlot, a RV reservation software technology company, acquired in January 2019.

Sungenia JV
At September 30, 2019 and December 31, 2018, the Company had a 50 percent interest in Sungenia JV, a joint venture (“JV”) formed between the Company and Ingenia Communities Group in November 2018, to establish and grow a manufactured housing community development program in Australia.

GTSC LLC (“GTSC”)
At September 30, 2019 and December 31, 2018, the Company had a 40 percent ownership interest in GTSC, which engages in acquiring, holding and selling loans secured, directly or indirectly, by manufactured homes located in communities of Sun Communities.

Origen Financial Services, LLC (“OFS LLC”)
At September 30, 2019 and December 31, 2018, the Company had a 22.9 percent ownership interest in OFS LLC, an end-to-end online resident screening and document management suite.

The investment balance in each nonconsolidated affiliate is as follows (in millions):

Investment	September 30, 2019	December 31, 2018
Investment in RezPlot	$4.7	$—
Investment in Sungenia JV	9.9	0.7
Investment in GTSC (1)	15.8	29.8
Investment in OFS LLC	0.3	0.1
Total	$30.7	$30.6
(1) The decrease in investment balance is primarily due to return of capital.

The Equity income / (loss) from each nonconsolidated affiliate is as follows (in thousands):

	Three Months Ended		Nine Months Ended
Equity income	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
RezPlot equity loss	$(356)	$—	$(804)	$—
Sungenia JV equity loss	(127)	—	(185)	—
GTSC equity income	478	126	1,611	59
OFS LLC equity income	82	—	192	—
Total equity income	$77	$126	$814	$59

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

Sun NG RV Resorts LLC (“Sun NG Resorts”); Rudgate Village SPE, LLC, Rudgate Clinton SPE, LLC, and Rudgate Clinton Estates SPE, LLC (collectively, “Rudgate”); Sun NG Whitewater RV LLC (“Whitewater Resorts”)
We consolidate Sun NG Resorts, Rudgate, and Whitewater Resorts under the guidance set forth in FASB ASC Topic 810 “Consolidation.” We concluded that each of them is a VIE where we are the primary beneficiary, as we have the power to direct the significant activities, absorb the significant losses and receive the significant benefits from the entity. Refer to Note 3, “Real Estate Acquisitions,” Note 9, “Debt and Lines of Credit,” and Note 10, “Equity and Temporary Equity” for additional information on Sun NG Resorts.

The following table summarizes the assets and liabilities included in our Consolidated Balance Sheets after eliminations (in thousands):

	September 30, 2019	December 31, 2018
Assets
Investment property, net	$341,563	$308,171
Other assets, net	22,598	19,809
Total Assets	$364,161	$327,980

Liabilities and Other Equity
Debt	$47,256	$44,172
Preferred Equity - Sun NG Resorts - mandatorily redeemable	35,249	35,277
Other liabilities	28,031	6,914
Total Liabilities	110,536	86,363
Equity Interests - NG Sun LLC	27,461	21,976
Noncontrolling interests	7,854	7,145
Total Liabilities and Other Equity	$145,851	$115,484

Investment property, net and other assets, net related to the consolidated VIEs comprised approximately 4.9 percent of our consolidated total assets at September 30, 2019 and December 31, 2018, respectively. Debt, Preferred Equity and other liabilities comprised approximately 3.0 percent and 2.6 percent of our consolidated total liabilities at September 30, 2019 and December 31, 2018, respectively. Equity Interests and Noncontrolling interests related to the consolidated VIEs, on an absolute basis, comprised approximately 1.0 percent and less than 1.0 percent of our consolidated total equity at September 30, 2019 and at December 31, 2018, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

9.      Debt and Lines of Credit

The following table sets forth certain information regarding debt including premiums, discounts and deferred financing costs (in thousands):

	Carrying Amount		Weighted Average Years to Maturity		Weighted Average Interest Rates
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Collateralized term loans - Life Companies	$1,320,199	$1,259,158	16.2	14.4	4.0%	3.9%
Collateralized term loans - FNMA	870,627	770,417	6.1	5.1	4.0%	4.4%
Collateralized term loans - CMBS	400,051	405,702	3.3	4.1	5.1%	5.1%
Collateralized term loans - FMCC	376,251	380,680	5.1	5.9	3.9%	3.9%
Secured borrowings	93,669	107,731	13.8	14.4	9.9%	9.9%
Preferred equity - Sun NG Resorts - mandatorily redeemable	35,249	35,277	3.0	3.8	6.0%	6.0%
Preferred OP units - mandatorily redeemable	34,663	37,338	4.3	4.7	6.5%	6.6%
Lines of credit	140,632	128,000	3.6	2.3	3.2%	3.8%
Total debt	$3,271,341	$3,124,303	9.8	9.0	4.3%	4.5%

Collateralized Term Loans

During the three months ended September 30, 2019, the Company completed a $250.0 million ten-year term loan transaction which carries an interest rate of 2.925 percent. Concurrently, the Company repaid a $134.0 million term loan with an interest rate of 4.30 percent which was due to mature in May 2023. We recognized a loss on extinguishment of debt of $12.8 million as a result of the repayment transaction in our Consolidated Statement of Operations.

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

The collateralized term loans totaling $3.0 billion as of September 30, 2019, are secured by 183 properties comprised of 71,920 sites representing approximately $3.2 billion of net book value.

Secured Borrowing

See Note 4, “Collateralized Receivables and Transfers of Financial Assets,” for information regarding our collateralized receivables and secured borrowing transactions.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Preferred Equity - Sun NG Resorts - mandatorily redeemable

In June 2018, in connection with the investment in Sun NG Resorts, $35.3 million of mandatorily redeemable Preferred Equity (“Preferred Equity - Sun NG Resorts”) was purchased by unrelated third parties. The Preferred Equity - Sun NG Resorts carries a preferred rate of return of 6.0 percent per annum. The Preferred Equity - Sun NG Resorts has a seven year term and can be redeemed in the fourth quarter of 2022 at the holders’ option. The Preferred Equity - Sun NG Resorts as of September 30, 2019 was $35.2 million. Refer to Note 3, “Real Estate Acquisitions,” Note 8, “Consolidated Variable Interest Entities,” and Note 10, “Equity and Temporary Equity” for additional information.

Preferred OP Units - mandatorily redeemable

Preferred OP units at September 30, 2019 and December 31, 2018 include $34.7 million of Aspen preferred OP units issued by the Operating Partnership. As of September 30, 2019, these units are convertible indirectly into 406,974 shares of our common stock. Subject to certain limitations, at any time prior to January 1, 2024, the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the market price of our common stock is $68.00 per share or less, 0.397 common OP units; or (b) if the market price of our common stock is greater than $68.00 per share, the number of common OP units is determined by dividing (i) the sum of (A) $27.00 plus (B) 25 percent of the amount by which the market price of our common stock exceeds $68.00 per share, by (ii) the per share market price of our common stock. The current preferred distribution rate is 6.5 percent. On January 2, 2024, we are required to redeem all Aspen preferred OP units that have not been converted to common OP units.

Preferred OP units also include $2.7 million of Series B-3 preferred OP units at December 31, 2018, which are not convertible. In January 2019, we redeemed all remaining 26,750 Series B-3 preferred OP units. The weighted average redemption price per unit, which included accrued and unpaid distributions, of $100.153424. In the aggregate, we paid $2.7 million to redeem these units.

Lines of Credit

In May 2019, we amended and restated our credit agreement (the “A&R Credit Agreement”) with Citibank, N.A. (“Citibank”) and certain other lenders. Pursuant to the A&R Credit Agreement, we entered into a senior credit facility with Citibank and certain other lenders in the amount of $750.0 million, comprised of a $650.0 million revolving loan, with the ability to use up to $100.0 million for advances in Australian dollars, and a $100.0 million term loan (the “A&R Facility”). The Company has until March 17, 2020 to draw on the term loan. As of September 30, 2019, the Company had not drawn any funds on the term loan. The A&R Credit Agreement has a four-year term ending May 21, 2023, which can be extended for two additional six-month periods, subject to the satisfaction of certain conditions as defined in the credit agreement. The A&R Credit Agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $350.0 million. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the A&R Facility may be increased up to $1.1 billion.

The A&R Facility bears interest at a floating rate based on the Eurodollar rate or Bank Bill Swap Bid Rate (“BBSY Bid rate”) plus a margin that is determined based on our leverage ratio calculated in accordance with the A&R Credit Agreement, which margin can range from 1.20 percent to 2.10 percent for the revolving loan and 1.20 percent to 2.05 percent for the term loan. As of September 30, 2019, the margin based on our leverage ratio was 1.2 percent on the revolving loan and 1.2 percent on the term loan. We had $137.0 million and zero of borrowings on the revolving loan and the term loans, respectively, as of September 30, 2019.

The A&R Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but does reduce the borrowing amount available. At September 30, 2019 and December 31, 2018, approximately $3.4 million and $3.9 million of availability was used to back standby letters of credit.

We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us at least a twelve month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate as quoted in the Wall Street Journal on the first business day of each month or 6.0 percent. At September 30, 2019, the effective interest rate was 7.0 percent. The outstanding balance was $3.6 million as of September 30, 2019 and zero as of December 31, 2018.

Covenants

Pursuant to the terms of the A&R Facility, we are subject to various financial and other covenants. The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution, and net worth requirements. At September 30, 2019, we were in compliance with all covenants.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

In addition, certain of our subsidiary borrowers own properties that secure loans. These subsidiaries are consolidated within our accompanying Consolidated Financial Statements, however, each of these subsidiaries’ assets and credit are not available to satisfy the debts and other obligations of the Company, any of its other subsidiaries or any other person or entity.

Off-Balance Sheet Arrangements - Nonconsolidated Affiliate Indebtedness

We have a 40 percent investment in GTSC, a nonconsolidated affiliate.  During September 2019, GTSC entered into a warehouse line of credit with a maximum loan amount of $125.0 million.  As of September 30, 2019, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by GTSC was approximately $110.3 million (of which our proportionate share is approximately $44.1 million).  The debt bears interest at a variable rate based on LIBOR plus 1.65 percent per annum and matures on September 15, 2023.

10.      Equity and Temporary Equity

Public Equity Offerings

In May 2019, we closed an underwritten registered public offering of 3,737,500 shares of common stock. Proceeds from the offering were $452.1 million after deducting expenses related to the offering. We used the net proceeds of this offering to repay borrowings outstanding under the revolving loan under our senior credit facility.

At the Market Offering Sales Agreement

In July 2017, we entered into a new at the market offering sales agreement (the “Sales Agreement”) with certain sales agents (collectively, the “Sales Agents”), whereby we may offer and sell shares of our common stock, having an aggregate offering price of up to $450.0 million, from time to time through the Sales Agents. The Sales Agents are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold from time to time under the Sales Agreement. Through September 30, 2019, we have sold shares of our common stock for gross proceeds of $163.8 million under the Sales Agreement. There were no issuances of common stock under the Sales Agreement during 2019.

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

Equity Interests - NG Sun LLC - Temporary Equity

In June 2018, in connection with the investment in Sun NG Resorts, unrelated third parties purchased 6.5 million of Series B preferred equity interests and $15.4 million of common equity interest in Sun NG Resorts (herein jointly referred to as “Equity Interest - NG Sun LLC”). The Series B preferred equity interests carry a preferred return at a rate that, at any time, is equal to the interest rate on Sun NG Resorts’ indebtedness at such time. The current rate of return is 5.5 percent. The Equity Interests - NG Sun LLC do not have a fixed maturity date and can be redeemed in the fourth quarter of 2022 at the holders’ option. Sun NG LLC, our subsidiary, has the right during certain periods each year, with or without cause, or for cause at any time, to elect to buy NG Sun LLC’s interest. During a limited period in 2022, NG Sun LLC has the right to put its interest to Sun NG LLC. If either party exercises their option, the property management agreement will be terminated and the Company is required to purchase the remaining interests of NG Sun LLC and the property management agreement at fair value. Refer to Note 3, “Real Estate Acquisitions,” Note 8, “Consolidated Variable Interest Entities,” and Note 9, “Debt and Lines of Credit” for additional information.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Equity Interests - NG Sun Whitewater RV LLC - Temporary Equity

In August 2019, in connection with the investment in land at the property known as Whitewater, NG Sun Whitewater LLC purchased $2.4 million of common equity interest in Sun NG Whitewater RV LLC Resorts (referred to as “Equity Interests - NG Sun Whitewater RV LLC”). The Equity Interests - NG Sun Whitewater RV LLC do not have a fixed maturity date and can be redeemed anytime after the last day of the third full year that the RV park has been operated as a recreational vehicle park, or last day of the third full year that the RV park has been operated as a recreational vehicle park after the completion of the development of phase two (the “buy-sell trigger date”). Sun NG LLC, our subsidiary, has the right to terminate the agreement after the buy-sell trigger date. If either party exercises their option, the property management agreement will be terminated and Sun NG LLC is required to purchase the remaining interests of NG Sun Whitewater LLC and the property management agreement at fair value. Refer to Note 3, “Real Estate Acquisitions,” and Note 8, “Consolidated Variable Interest Entities,” for additional information.

Conversions

Subject to certain limitations, holders can convert certain series of stock and OP units to shares of our common stock at any time. Below is the activity of conversions during the nine months ended September 30, 2019 and 2018:

		Nine Months Ended		Nine Months Ended
		September 30, 2019		September 30, 2018
Series	Conversion Rate	Units/Shares Converted	Common Stock (1)	Units/Shares Converted	Common Stock (1)
Common OP unit	1.0000	443,158	443,158	16,908	16,908
Series A-1 preferred OP unit	2.4390	15,732	38,363	13,100	31,948
Series A-4 preferred OP unit	0.4444	4,708	2,092	13,765	6,116
Series A-4 preferred stock	0.4444	11,288	5,016	22,576	10,033
Series C preferred OP unit	1.1100	4,014	4,455	1,919	2,130

(1) Calculation may yield minor differences due to rounding incorporated in the above numbers.

Cash Distributions

Cash Distributions for the three months ended September 30, 2019 were as follows:

Cash Distributions	Record Date	Payment Date	Distribution per Share	Total Distribution (thousands)
Common Stock, Common OP units and Restricted Stock	9/30/2019	10/15/2019	$0.75	$69,724
Series A-4 Preferred Stock	9/14/2019	9/30/2019	$0.40625	$427

Repurchase Program

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock. We have 400,000 common shares remaining in the repurchase program as of September 30, 2019. No common shares were repurchased during nine months ended September 30, 2019 or 2018. There is no expiration date specified for the buyback program.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

11.      Share-Based Compensation

As of September 30, 2019, we had two share-based compensation plans: the Sun Communities, Inc. 2015 Equity Incentive Plan (“2015 Equity Incentive Plan”) and the First Amended and Restated 2004 Non-Employee Director Option Plan (“2004 Non-Employee Director Option Plan”). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success, and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future.

The following table shows details on grants of equity awards during the nine months ended September 30, 2019:

Grant Period	Type	Plan	Shares Granted		Grant Date Fair Value Per Share		Vesting Type	Vesting Anniversary	Percentage

2019	Executive Officers	2015 Equity Incentive Plan	44,000		$115.39	(1)	Time Based	20.0% annually over 5 years
2019	Executive Officers	2015 Equity Incentive Plan	66,000	(2)	$115.39	(2)	Market Condition	3rd	100.0%
2019	Directors	2004 Non-Employee Director Option Plan	18,000		$113.68	(1)	Time Based	3rd	100.0%
2019	Key Employees	2015 Equity Incentive Plan	55,770		$120.01	(1)	Time Based	20.0% annually over 5 years
2019	Key Employees	2015 Equity Incentive Plan	3,500		$138.07	(1)	Time Based	20.0% annually over 5 years

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

Options

During the nine months ended September 30, 2019, 1,500 shares of common stock were issued in connection with the exercise of stock options with net proceeds of less than $0.1 million. There were no stock option exercises during the nine months ended September 30, 2018.

Vesting

The vesting requirements for 223,781 restricted shares granted to our executives, directors and employees were satisfied during the nine months ended September 30, 2019.

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

Transactions between our segments are eliminated in consolidation. Transient RV revenue is included in the Real Property Operations segment revenues and is expected to approximate $131.9 million annually. Transient RV revenue was recognized 19.9 percent in the first quarter, 23.2 percent in the second quarter, 41.1 percent in the third quarter and is expected to be 15.8 percent in the fourth quarter. Transient revenue was $106.2 million for the year ended December 31, 2018. We recognized 20.7 percent in the first quarter, 20.3 percent in the second quarter, 42.6 percent in the third quarter, and 16.4 percent in the fourth quarter.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

A presentation of segment financial information is summarized as follows (in thousands):

	Three Months Ended
	September 30, 2019			September 30, 2018
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$288,422	$64,249	$352,671	$257,215	$59,720	$316,935
Operating expenses / Cost of sales	113,201	42,326	155,527	101,550	39,928	141,478
Net operating income / Gross profit	175,221	21,923	197,144	155,665	19,792	175,457
Adjustments to arrive at net income / (loss)
Interest and other revenues, net	9,772	—	9,772	6,478	—	6,478
Home selling expenses	—	(3,988)	(3,988)	—	(4,043)	(4,043)
General and administrative expenses	(19,966)	(3,009)	(22,975)	(16,919)	(2,844)	(19,763)
Catastrophic weather related charges, net	(341)	—	(341)	(173)	—	(173)
Depreciation and amortization	(56,568)	(19,964)	(76,532)	(54,305)	(17,677)	(71,982)
Loss on extinguishment of debt	(12,755)	—	(12,755)	(528)	—	(528)
Interest on mandatorily redeemable preferred OP units / equity	(1,216)	—	(1,216)	(1,142)	—	(1,142)
Interest expense	(32,214)	(5)	(32,219)	(33,927)	(5)	(33,932)
Remeasurement of marketable securities	12,661	—	12,661	—	—	—
Other income / (expense), net	(4,401)	(7)	(4,408)	1,230	1	1,231
Income from nonconsolidated affiliates	—	77	77	—	126	126
Current tax expense	(328)	(92)	(420)	(135)	(78)	(213)
Deferred tax benefit / (expense)	(349)	—	(349)	199	—	199
Net income / (loss)	69,516	(5,065)	64,451	56,443	(4,728)	51,715
Less: Preferred return to preferred OP units / equity	(1,599)	—	(1,599)	(1,152)	—	(1,152)
Less: Amounts attributable to noncontrolling interests	(5,644)	222	(5,422)	(4,299)	228	(4,071)
Net income / (loss) attributable to Sun Communities, Inc.	62,273	(4,843)	57,430	50,992	(4,500)	46,492
Less: Preferred stock distribution	(428)	—	(428)	(432)	—	(432)
Net income / (loss) attributable to Sun Communities, Inc. common stockholders	$61,845	$(4,843)	$57,002	$50,560	$(4,500)	$46,060

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended
	September 30, 2019			September 30, 2018
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$757,047	$179,492	$936,539	$671,695	$162,205	$833,900
Operating expenses / Cost of sales	287,635	115,917	403,552	253,407	107,973	361,380
Net operating income / Gross profit	469,412	63,575	532,987	418,288	54,232	472,520
Adjustments to arrive at net income / (loss)
Interest and other revenues, net	25,679	—	25,679	18,922	—	18,922
Home selling expenses	—	(10,938)	(10,938)	—	(11,319)	(11,319)
General and administrative expenses	(59,922)	(8,637)	(68,559)	(52,706)	(8,266)	(60,972)
Catastrophic weather related charges, net	(1,294)	(8)	(1,302)	2,206	(219)	1,987
Depreciation and amortization	(171,867)	(57,374)	(229,241)	(155,624)	(50,568)	(206,192)
Loss on extinguishment of debt	(13,478)	—	(13,478)	(1,255)	—	(1,255)
Interest on mandatorily redeemable preferred OP units / equity	(3,491)	—	(3,491)	(2,551)	—	(2,551)
Interest expense	(99,880)	(14)	(99,894)	(98,306)	(15)	(98,321)
Remeasurement of marketable securities	16,548	—	16,548	—	—	—
Other income / (expense), net	(1,480)	(9)	(1,489)	(3,215)	1	(3,214)
Income from nonconsolidated affiliates	—	814	814	—	59	59
Current tax expense	(629)	(277)	(906)	(366)	(246)	(612)
Deferred tax benefit / (expense)	(36)	—	(36)	434	—	434
Net income / (loss)	159,562	(12,868)	146,694	125,827	(16,341)	109,486
Less: Preferred return to preferred OP units / equity	(4,640)	—	(4,640)	(3,335)	—	(3,335)
Less: Amounts attributable to noncontrolling interests	(9,643)	595	(9,048)	(9,202)	810	(8,392)
Net income / (loss) attributable to Sun Communities, Inc.	145,279	(12,273)	133,006	113,290	(15,531)	97,759
Less: Preferred stock distribution	(1,288)	—	(1,288)	(1,305)	—	(1,305)
Net income / (loss) attributable to Sun Communities, Inc. common stockholders	$143,991	$(12,273)	$131,718	$111,985	$(15,531)	$96,454

	September 30, 2019			December 31, 2018
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Identifiable assets
Investment property, net	$6,184,173	$573,266	$6,757,439	$5,586,444	$531,872	$6,118,316
Cash and cash equivalents	(12,506)	38,704	26,198	24,343	25,968	50,311
Marketable securities	64,818	—	64,818	49,037	—	49,037
Inventory of manufactured homes	17	55,217	55,234	—	49,199	49,199
Notes and other receivables, net	158,136	16,798	174,934	145,673	14,404	160,077
Collateralized receivables, net	93,054	—	93,054	106,924	—	106,924
Other assets, net	181,895	44,282	226,177	140,027	36,135	176,162
Total assets	$6,669,587	$728,267	$7,397,854	$6,052,448	$657,578	$6,710,026

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

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended September 30, 2019.

As a REIT, we generally will not be subject to United States (“U.S.”) federal income taxes at the corporate level on the ordinary taxable income we distribute to our stockholders as dividends. If we fail to qualify as a REIT in any taxable year, our taxable income could be subject to U.S. federal income tax at regular corporate rates. Even if we qualify as a REIT, we may be subject to certain state and local income taxes as well as U.S. federal income and excise taxes on our undistributed income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state, and local income taxes. The Company is also subject to local income taxes in Canada as a result of the acquisition in 2016 of certain properties located in Canada. We do not provide for withholding taxes on our undistributed earnings from our Canadian subsidiaries as they are reinvested and will continue to be reinvested indefinitely outside of the U.S. However, we are subject to Australian withholding taxes on distributions from our investment in Ingenia Communities Group.

Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards, depreciation and basis differences between tax and U.S. GAAP on our Canadian investments. Our deferred tax assets that have a full valuation allowance relate to our taxable REIT subsidiaries business. Net deferred tax liabilities of $20.7 million and $20.2 million for Canadian entities have been recorded in relation to corporate entities and included in “Other liabilities” in our Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively. There are no U.S. federal deferred tax assets or liabilities included in our Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.

We had no unrecognized tax benefits as of September 30, 2019 and 2018. We do not expect significant changes in tax positions that would result in unrecognized tax benefits within one year of September 30, 2019.

For the three months ended September 30, 2019 we recorded a current tax expense for federal, state, Canadian income taxes and Australian withholding taxes of $0.4 million. For the three months ended September 30, 2018 we recorded a current tax expense for federal, state and Canadian income taxes of $0.2 million. For the nine months ended September 30, 2019 and 2018, we recorded a current tax expense of $0.9 million and $0.6 million, respectively.

For the three months ended September 30, 2019, we recorded a deferred tax expense of $0.3 million. For the three months ended September 30, 2018, we recorded a deferred tax benefit of $0.2 million. For the nine months ended September 30, 2019 and 2018, we recorded a deferred tax benefit of $0.0 million and $0.4 million, respectively.

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

Computations of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Numerator
Net Income attributable to Sun Communities, Inc. common stockholders	$57,002	$46,060	$131,718	$96,454
Less allocation to restricted stock awards	(437)	(396)	(1,020)	(830)
Basic earnings - Net income attributable to common stockholders after allocation to restricted stock awards	56,565	45,664	130,698	95,624
Add allocation to restricted stock awards	437	396	1,020	—
Diluted earnings - Net income attributable to common stockholders after allocation to restricted stock awards	$57,002	$46,060	$131,718	$95,624

Denominator
Weighted average common shares outstanding	89,847	81,599	87,499	80,022
Add: dilutive stock options	1	2	1	2
Add: dilutive restricted stock	484	480	431	—
Diluted weighted average common shares and securities	90,332	82,081	87,931	80,024
Earnings per share available to common stockholders after allocation
Basic	0.63	0.56	1.49	1.19
Diluted	0.63	0.56	1.50	1.19

We have excluded certain convertible securities from the computation of diluted earnings per share because the inclusion of those securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share as of September 30, 2019 and 2018 (in thousands):

	As of
	September 30, 2019	September 30, 2018
Series A-4 preferred stock	1,052	1,063
Common OP units	2,282	2,729
A-1 preferred OP units	316	332
A-3 preferred OP units	40	40
A-4 preferred OP units	406	410
Series C preferred OP units	310	314
Series D preferred OP units	489	—
Aspen preferred OP units	1,284	1,284
Total securities	6,179	6,172

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

Marketable Securities

In November 2018, we purchased marketable securities on the Australian Securities Exchange (“ASX”) for total consideration of $54.0 million US. The marketable securities held by us and accounted for under the ASC 321 “Investment Equity Securities” are measured at fair value. Any change in fair value is recognized in the Consolidated Statement of Operations in Remeasurement of marketable securities in accordance with ASU 2016-01 “Financial Instruments - Overall (Subtopic 825-10): Recognition and measurement of financial assets and financial liabilities.” The fair value is measured by the quoted unadjusted share price of which is readily available in active markets (Level 1).

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Other Financial Instruments

The carrying values of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate their fair market values due to the short-term nature of these instruments.

The table below sets forth our financial assets and liabilities that required disclosure of fair value on a recurring basis as of September 30, 2019. The table presents the carrying values and fair values of our financial instruments as of September 30, 2019 and December 31, 2018, that were measured using the valuation techniques described above (in thousands). The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable as the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	September 30, 2019		December 31, 2018
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Marketable securities	$64,818	$64,818	$49,037	$49,037
Installment notes receivable on manufactured homes, net	100,431	100,431	112,798	112,798
Collateralized receivables, net	93,054	93,054	106,924	106,924
Notes receivable from third party	30,186	30,186	—	—
Total	$288,489	$288,489	$268,759	$268,759

Financial liabilities
Debt (excluding secured borrowings)	$3,037,040	$3,099,392	$2,888,572	$2,757,649
Secured borrowings	93,669	93,669	107,731	107,731
Lines of credit	140,632	140,632	128,000	128,000
Other liabilities (contingent consideration)	6,052	6,052	4,640	4,640
Total	$3,277,393	$3,339,745	$3,128,943	$2,998,020

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

ASC 842 limits the definition of initial direct costs to only the incremental costs of signing a lease. Internal sales employees’ compensation, payroll-related fringe benefits, certain legal fees rendered prior to the execution of a lease, negotiation costs, advertising and other origination effort costs no longer meet the definition of initial direct costs under the new standard, and will be accounted for as general and administrative expense in our consolidated statements of operations. ASC 842 permits the capitalization of direct commission costs. The application of ASC 842 resulted in an immaterial impact on the statement of consolidated operations.

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
For operating leases with a term greater than one year, the company recognizes the ROU assets and liabilities related to the lease payments on the Consolidated Balance Sheets. The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The ROU assets represent our right to use the underlying assets for the term of the lease and the lease liabilities represent our obligation to make lease payments arising for the agreements. The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. The ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus unamortized initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The ROU asset is periodically reduced by impairment losses. As of September 30, 2019, we have not encountered any impairment losses. Variable lease payments, except for the ones that depend on index or rate, are excluded from the calculation of the ROU assets and lease liabilities and are recognized as variable lease expense in the Consolidated Statements of Operations in the period in which they are incurred. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Many of our lessee agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. The lease liability costs are amortized over the straight-line method over the term of the lease. Operating leases with a term of less than one year are recognized as a lease expense over the term of the lease, with no asset or liability recognized on the Consolidated Balance Sheets.
Finance leases where we are the lessee are included in Other assets, net and Other liabilities on our Consolidated Balance Sheets. The lease liabilities are initially measured in the same manner as operating leases and are subsequently measured at amortized cost using the effective interest method. The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. For finance leases the ROU asset is subsequently amortized using the straight-line method from the lease commencement date to the earlier of the end of its useful life or the end of the lease term unless the lease transfers ownership of the underlying asset to us, or we are reasonably certain to exercise an option to purchase the underlying asset. In those cases, the ROU asset is amortized over the useful life of the underlying asset. Amortization of the ROU asset is recognized and presented separately from interest expense on the lease liability. ROU assets are periodically reduced by impairment losses. As of September 30, 2019, we have not encountered any impairment losses. Refer to Note 18, “Leases” for information regarding leasing activities.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table reconciles our beginning-of-period and end-of-period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
Cash and cash equivalents	$26,198	$50,311	$113,556	$10,127
Restricted cash	15,528	11,951	15,538	13,382
Cash, cash equivalents and restricted cash	$41,726	$62,262	$129,094	$23,509

Recent Accounting Pronouncements - Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are in the process of evaluating the provisions of ASU 2016-13 and have taken steps to prepare for the implementation, such as finalizing the population in scope, gathering and analyzing relevant data, and evaluating the most appropriate valuation methodology under the issued guidance. As of September 30, 2019, the Company is still evaluating the impacts of ASU 2016-13 on its consolidated financial statements.

17.    Commitments and Contingencies

Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

18.    Leases

Lessee accounting
Future minimum lease payments under non-cancellable leases as of the quarter ended September 30, 2019 where we are the lessee include:

Maturity of lease liabilities (in thousands)
	Operating Leases	Finance Leases	Total
2019 (excluding the nine months ended September 30, 2019)	$712	$97	$809
2020	2,397	120	2,517
2021	2,446	120	2,566
2022	2,483	120	2,603
2023	2,572	120	2,692
Thereafter	35,185	4,060	39,245
Total lease payments	$45,795	$4,637	$50,432
Less: Imputed interest	(21,121)	(485)	(21,606)
Present value of lease liabilities	$24,674	$4,152	$28,826

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

ROU assets and lease liabilities for finance and operating leases as included in our Consolidated Financial Statements are as follows:

Lease asset and liabilities (in thousands)
Description	Financial Statement Classification	September 30, 2019	Description	Financial Statement Classification	December 31, 2018
Lease assets
Right-of-use asset obtained in exchange for new finance lease liabilities	Other asset, net	$4,152	Capital lease asset	Land	$4,098
Right-of-use asset obtained in exchange for new operating lease liabilities	Other asset, net	$24,197	n/a
Right-of-use asset obtained relative to below market operating lease	Other asset, net	$28,554	Below market Lease intangible asset	Other Asset, net	$29,118
Lease liabilities
Finance lease liabilities	Other liabilities	$4,152	Capital lease liabilities	Other Liabilities	$4,098
Operating lease liabilities	Other liabilities	$24,674	n/a

Lease expense for finance and operating leases as included in our Consolidated Financial Statements are as follows:

Lease expense (in thousands)		Three Months Ended	Nine Months Ended
Description	Financial Statement Classification	September 30, 2019	September 30, 2019
Finance lease expense
Amortization of right-of-use assets	Interest expense	$18	$55
Interest on lease liabilities	Interest expense	26	77
Operating lease cost	General and administrative expense, Property operating and maintenance	794	2,598
Variable lease cost	Property operating and maintenance	468	1,214
Total lease expense		$1,306	$3,944

		Three Months Ended	Nine Months Ended
Description	Financial Statement Classification	September 30, 2018	September 30, 2018
Capital lease expense
Amortization of lease	Interest expense	$18	$55
Interest on lease liabilities	Interest expense	26	78
Operating lease expense	General and administrative expense, Property operating and maintenance	845	2,468
Below market ground lease amortization expense	Property operating and maintenance	188	633
Total lease expense		$1,077	$3,234

Lease term, discount rates and additional information for finance and operating leases are as follows:

Lease term and discount rate
September 30, 2019
Weighted-average remaining lease terms (years)
Finance lease	4.75
Operating lease	26.90
Weighted-average discount rate
Finance lease	2.50%
Operating lease	4.03%

Other Information (in thousands)	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash paid for amounts included in the measurement of lease liabilities
Operating Cash Flow from Operating leases	$1,504	$2,556
Financing Cash Flow from Finance leases	23	23
Total Cash paid on lease liabilities	$1,527	$2,579

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

As of the quarter ended September 30, 2019, we have an additional executive office space operating lease for $2.9 million which will commence in January 2020 with a lease term of seven years.
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

Lessor Accounting
We are not the lessor for any finance leases as of September 30, 2019. Over 95 percent of our operating leases where we are the lessor are either month to month or for a time period not to exceed one year.  As of the reporting date, future minimum lease payments would not exceed twelve months. Similarly, over 95 percent of our investment property, net on the Consolidated Balance Sheets, and related depreciation amounts relate to assets whereby we are the lessor under an operating lease.

19.    Subsequent Events

We expect to acquire the Jensen Portfolio no later than October 31, 2019. However, the closing is subject to the satisfaction of customary closing conditions, including obtaining certain third party consents. If these conditions are not satisfied or waived, or if the merger agreement is otherwise terminated in accordance with its terms, then the acquisition will not be consummated. Refer to Note 3, “Real Estate Acquisitions” for additional information regarding this transaction.

The Company intends to convert 1,051,501 shares of Series A-4 preferred stock and 405,656 Series A-4 preferred OP units issued by the Operating Partnership into its common stock and common OP units. Each share of Series A-4 preferred stock is convertible into approximately 0.4444 shares of common stock and each Series A-4 preferred OP units is convertible into approximately 0.4444 common OP units. The Company has the right under its charter and the Operating Partnership’s partnership agreement to convert these securities, if at any time after November 26, 2019, the volume weighted average of the daily volume weighted average price of a share of its common stock on the New York Stock Exchange is equal to or greater than $64.97 for at least 20 trading days in a period of 30 consecutive trading days (the “Pricing Target”). On October 17, 2019, the Company’s Board of Directors approved the conversion of all of the Series A-4 preferred stock and Series A-4 preferred OP units into common stock and common OP units, respectively, provided that the Pricing Target is satisfied on November 27, 2019. If the Pricing Target is satisfied, the conversion is expected to occur on December 13, 2019.

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

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. As of September 30, 2019, we owned and operated or held an interest in a portfolio of 389 developed properties located in 32 states throughout the U.S. and one province in Canada, including 236 MH communities, 120 RV communities, and 33 properties containing both MH and RV sites.

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

SUN COMMUNITIES, INC.

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

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

Summary Statements of Operations

The following table summarizes our consolidated financial results and reconciles net income attributable to Sun Communities, Inc. common stockholders to NOI for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net Income attributable to Sun Communities, Inc. common stockholders	$57,002	$46,060	$131,718	$96,454
Other revenues	(9,772)	(6,478)	(25,679)	(18,922)
Home selling expenses	3,988	4,043	10,938	11,319
General and administrative expenses	22,975	19,763	68,559	60,972
Catastrophic weather related charges, net	341	173	1,302	(1,987)
Depreciation and amortization	76,532	71,982	229,241	206,192
Loss on extinguishment of debt	12,755	528	13,478	1,255
Interest expense	33,435	35,074	103,385	100,872
Remeasurement of marketable securities	(12,661)	—	(16,548)	—
Other (income) / expense, net	4,408	(1,231)	1,489	3,214
Income from nonconsolidated affiliates	(77)	(126)	(814)	(59)
Current tax expense	420	213	906	612
Deferred tax (benefit) / expense	349	(199)	36	(434)
Preferred return to preferred OP units / equity	1,599	1,152	4,640	3,335
Amounts attributable to noncontrolling interests	5,422	4,071	9,048	8,392
Preferred stock distribution	428	432	1,288	1,305
NOI / Gross Profit	$197,144	$175,457	$532,987	$472,520

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Real Property NOI	$161,929	$143,418	$449,954	$401,066
Home Sales NOI / Gross Profit	13,487	12,439	36,635	31,053
Rental Program NOI	25,706	23,750	78,266	72,424
Ancillary NOI / Gross Profit	13,292	12,247	19,458	17,222
Site rent from Rental Program (included in Real Property NOI) (1)	(17,270)	(16,397)	(51,326)	(49,245)
NOI / Gross Profit	$197,144	$175,457	$532,987	$472,520

(1)   The renter’s monthly payment includes the site rent and an amount attributable to the home lease. The site rent is reflected in Real Property Operations’ segment revenue. For purposes of management analysis, site rent is included in Rental Program revenue to evaluate the incremental revenue gains associated with the implementation of the Rental Program, and to assess the overall growth and performance of the Rental Program and financial impact on the Company’s operations.

SUN COMMUNITIES, INC.

Real Property Operations - Total Portfolio

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended				Nine Months Ended
	September 30, 2019	September 30, 2018	Change	% Change	September 30, 2019	September 30, 2018	Change	% Change
Financial Information (in thousands)
Income from real property	$256,423	$229,607	$26,816	11.7%	$699,301	$625,488	$73,813	11.8%
Property operating expenses
Payroll and benefits	25,427	22,481	2,946	13.1%	66,393	56,810	9,583	16.9%
Legal, taxes, and insurance	2,968	2,743	225	8.2%	7,716	7,311	405	5.5%
Utilities	29,383	27,204	2,179	8.0%	77,462	71,363	6,099	8.5%
Supplies and repairs	10,966	9,283	1,683	18.1%	27,049	22,371	4,678	20.9%
Other	10,351	9,945	406	4.1%	24,272	24,122	150	0.6%
Real estate taxes	15,399	14,533	866	6.0%	46,455	42,445	4,010	9.4%
Property operating expenses	94,494	86,189	8,305	9.6%	249,347	224,422	24,925	11.1%
Real Property NOI	$161,929	$143,418	$18,511	12.9%	$449,954	$401,066	$48,888	12.2%

	As of
	September 30, 2019	September 30, 2018	Change
Other Information
Number of properties	389	370	19

MH occupancy	95.7%
RV occupancy	100.0%
MH & RV blended occupancy (1)	96.7%	96.1%	0.6%

Sites available for development	10,557	11,315	(758)

Monthly base rent per site - MH	$574	$551	$23
Monthly base rent per site - RV (2)	$472	$448	$24
Monthly base rent per site - Total	$550	$527	$23

(1)	Overall occupancy percentage includes MH and annual RV sites, and excludes transient RV sites.

(2)	Monthly base rent pertains to annual RV sites and excludes transient RV sites.

The $18.5 million increase in Real Property NOI consists of $9.7 million from Same Communities as detailed below and $8.8 million from recently acquired properties in the three months ended September 30, 2019 as compared to the same period in 2018.

The $48.9 million increase in Real Property NOI consists of $28.2 million from Same Communities as detailed below and $20.7 million from recently acquired properties in the nine months ended September 30, 2019 as compared to the same period in 2018.

SUN COMMUNITIES, INC.

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

In order to evaluate the growth of the Same Communities, management has classified certain items differently than our GAAP statements. The reclassification difference between our GAAP statements and our Same Community portfolio is the reclassification of water and sewer revenues from income from real property to utilities. A significant portion of our utility charges are re-billed to our residents. We have reclassified water and sewer revenues of $8.9 million and $8.4 million for the three months ended September 30, 2019 and 2018, and $25.8 million and $24.1 million for the nine months ended September 30, 2019 and 2018, respectively, to reflect the utility expenses associated with our Same Community portfolio net of recovery.

The following tables reflect certain financial and other information for our Same Communities as of and for the three and nine months ended September 30, 2019 and 2018. The amounts in the table below reflect constant currency for comparative purposes. Canadian currency figures included within the three and nine months ended September 30, 2018 have been translated at 2019 exchange rate.

	Three Months Ended				Nine Months Ended
	September 30, 2019	September 30, 2018	Change	% Change	September 30, 2019	September 30, 2018	Change	% Change
Financial Information (in thousands)
Income from real property (1)	$214,452	$202,133	$12,319	6.1%	$609,841	$574,491	$35,350	6.2%
Property operating expenses
Payroll and benefits	20,418	19,244	1,174	6.1%	55,512	52,387	3,125	6.0%
Legal, taxes, and insurance	2,589	2,600	(11)	(0.4)%	6,911	7,118	(207)	(2.9)%
Utilities	17,382	16,958	424	2.5%	45,060	44,746	314	0.7%
Supplies and repairs	9,492	8,575	917	10.7%	23,683	21,473	2,210	10.3%
Other	5,670	6,013	(343)	(5.7)%	15,536	16,103	(567)	(3.5)%
Real estate taxes	14,607	14,110	497	3.5%	44,093	41,772	2,321	5.6%
Property operating expenses	70,158	67,500	2,658	3.9%	190,795	183,599	7,196	3.9%
Real Property NOI	$144,294	$134,633	$9,661	7.2%	$419,046	$390,892	$28,154	7.2%

	As of
	September 30, 2019	September 30, 2018	Change
Other Information
Number of properties	345

MH occupancy (2)	97.8%
RV occupancy (2)	100.0%
MH & RV blended occupancy (2) (3)	98.3%	96.2%	2.1%

Monthly base rent per site - MH	$573	$551	$22
Monthly base rent per site - RV (4)	$475	$448	$27
Monthly base rent per site - Total	$551	$527	$24

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

SUN COMMUNITIES, INC.

For the three months ended September 30, 2019 and 2018, the 7.2 percent growth in NOI is primarily due to increased Income from real property of $12.3 million, or 6.1 percent. The 6.1 percent increase is primarily attributable to a 2.1 percent increase in occupancy and a 4.5 percent increase in total monthly base rent per site when compared to the same period in 2018. The increase in Income from real property was partially offset by a $2.7 million, or 3.9 percent, increase in Property operating expenses, primarily attributable to increases in supplies and repairs, payroll and benefits and real estate taxes.

For the nine months ended September 30, 2019 and 2018, the 7.2 percent growth in NOI is primarily due to increased Income from real property of $35.4 million, or 6.2 percent. The 6.2 percent increase is primarily attributable to a 2.1 percent increase in occupancy and a 4.5 percent increase in total monthly base rent per site when compared to the same period in 2018. The increase in Income from real property was partially offset by a $7.2 million, or 3.9 percent, increase in Property operating expenses, primarily attributable to increases in supplies and repairs, payroll and benefits and real estate taxes.

SUN COMMUNITIES, INC.

Home Sales Summary

The following table reflects certain financial and statistical information for our Home Sales Program for the three and nine months ended September 30, 2019 and 2018 (in thousands, except for average selling prices and statistical information):

	Three Months Ended				Nine Months Ended
	September 30, 2019	September 30, 2018	Change	% Change	September 30, 2019	September 30, 2018	Change	% Change
Financial Information
New homes							`
New home sales	$19,775	$16,433	$3,342	20.3%	$51,860	$42,978	$8,882	20.7%
New home cost of sales	16,761	14,278	2,483	17.4%	44,740	37,187	7,553	20.3%
NOI / Gross Profit – new homes	$3,014	$2,155	$859	39.9%	$7,120	$5,791	$1,329	22.9%
Gross margin % – new homes	15.2%	13.1%	2.1%		13.7%	13.5%	0.2%
Average selling price – new homes	$118,413	$112,555	$5,858	5.2%	$120,325	$111,342	$8,983	8.1%

Pre-owned homes
Pre-owned home sales	$30,030	$29,698	$332	1.1%	$84,805	$79,270	$5,535	7.0%
Pre-owned home cost of sales	19,557	19,414	143	0.7%	55,290	54,008	1,282	2.4%
NOI / Gross Profit – pre-owned homes	$10,473	$10,284	$189	1.8%	$29,515	$25,262	$4,253	16.8%
Gross margin % – pre-owned homes	34.9%	34.6%	0.3%		34.8%	31.9%	2.9%
Average selling price – pre-owned homes	$40,636	$35,998	$4,638	12.9%	$38,548	$33,518	$5,030	15.0%

Total home sales
Revenue from home sales	49,805	46,131	3,674	8.0%	136,665	122,248	14,417	11.8%
Cost of home sales	36,318	33,692	2,626	7.8%	100,030	91,195	8,835	9.7%
NOI / Gross Profit – home sales	$13,487	$12,439	$1,048	8.4%	$36,635	$31,053	$5,582	18.0%

Statistical Information
New home sales volume	167	146	21	14.4%	431	386	45	11.7%
Pre-owned home sales volume	739	825	(86)	(10.4)%	2,200	2,365	(165)	(7.0)%
Total home sales volume	906	971	(65)	(6.7)%	2,631	2,751	(120)	(4.4)%

Gross Profit - new homes
For the three months ended September 30, 2019, the $0.9 million, or 39.9 percent increase in gross profit is primarily the result of a 14.4 percent increase in new home sales volume coupled with a 5.2 percent increase in the average selling price, as compared to the same period in 2018.
For the nine months ended September 30, 2019, the $1.3 million or 22.9 percent increase in gross profit is primarily the result of a 11.7 percent increase in new home sales volume coupled with a 8.1 percent increase in the average selling price, as compared to the same period in 2018.
Gross Profit - pre-owned homes
For the three months ended September 30, 2019, the $0.2 million, or 1.8 percent increase in gross profit is primarily the result of a 12.9 percent increase in the average selling price, which is partially offset by a 10.4 percent decrease in pre-owned home sales volume, as compared to the same period in 2018.
For the nine months ended September 30, 2019, the $4.3 million or 16.8 percent increase is primarily the result of a 15.0 percent increase in the average selling price, which is partially offset by a 7.0 percent decrease in pre-owned home sales volume, as compared to the same period in 2018.

SUN COMMUNITIES, INC.

Rental Program

The following table reflects certain financial and other information for our Rental Program as of and for the three and nine months ended September 30, 2019 and 2018 (in thousands, except for statistical information):

	Three Months Ended				Nine Months Ended
	September 30, 2019	September 30, 2018	Change	% Change	September 30, 2019	September 30, 2018	Change	% Change
Financial Information
Revenues
Rental home revenue	$14,444	$13,589	$855	6.3%	$42,827	$39,957	$2,870	7.2%
Site rent from Rental Program (1)	17,270	16,397	873	5.3%	51,326	49,245	2,081	4.2%
Rental Program revenue	31,714	29,986	1,728	5.8%	94,153	89,202	4,951	5.6%
Expenses
Repairs and refurbishment	3,644	2,818	826	29.3%	8,751	7,339	1,412	19.2%
Taxes and insurance	1,940	1,593	347	21.8%	5,631	4,708	923	19.6%
Other	424	1,825	(1,401)	(76.8)%	1,505	4,731	(3,226)	(68.2)%
Rental Program operating and maintenance	6,008	6,236	(228)	(3.7)%	15,887	16,778	(891)	(5.3)%
Rental Program NOI	$25,706	$23,750	$1,956	8.2%	$78,266	$72,424	$5,842	8.1%

Other Information
Number of sold rental homes	317	316	1	0.3%	859	825	34	4.1%
Number of occupied rentals, end of period					11,170	10,913	257	2.4%
Investment in occupied rental homes, end of period					$570,053	$517,321	$52,732	10.2%
Weighted average monthly rental rate, end of period					$987	$940	$47	5.0%

(1)   The renter’s monthly payment includes the site rent and an amount attributable to the home lease. The site rent is reflected in Real Property Operations’ segment revenue. For purposes of management analysis, site rent is included in Rental Program revenue to evaluate the incremental revenue gains associated with the implementation of the Rental Program, and to assess the overall growth and performance of the Rental Program and financial impact on the Company’s operations.

Rental Program NOI increased $2.0 million, or 8.2 percent for the three months ended September 30, 2019 as compared to the same period in 2018. The increase is due to an increase in Rental Program revenue of 5.8 percent, or $1.7 million, which is primarily attributable to a 5.0 percent increase in the weighted average monthly rental rate, coupled with a decrease of $0.2 million in expenses.

Rental Program NOI increased $5.8 million, or 8.1 percent for the nine months ended September 30, 2019 as compared to the same period in 2018. The increase is primarily due to an increase in Rental Program revenue of 5.6 percent, or $5.0 million, and a decrease in expenses of 5.3 percent, or $0.9 million. The increase in revenue is partially attributable to a 5.0 percent increase in the weighted average monthly rental rate and a slight increase in the number of occupied rentals. The decrease in operating and maintenance expenses of $0.9 million is primarily the result of commission expenses being capitalized under ASC 842 in the nine months ended September 30, 2019 as compared to the same period in 2018.

SUN COMMUNITIES, INC.

Other Items - Statements of Operations

The following table summarizes other income and expenses for the three and nine months ended September 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2019	September 30, 2018	Change	% Change	September 30, 2019	September 30, 2018	Change	% Change
Ancillary revenues, net	$13,292	$12,247	$1,045	8.5%	$19,458	$17,222	$2,236	13.0%
Interest income	$4,770	$5,256	$(486)	(9.2)%	$14,489	$15,849	$(1,360)	(8.6)%
Brokerage commissions and other revenues, net	$5,002	$1,222	$3,780	309.3%	$11,190	$3,073	$8,117	264.1%
Home selling expenses	$3,988	$4,043	$(55)	(1.4)%	$10,938	$11,319	$(381)	(3.4)%
General and administrative expenses	$22,975	$19,763	$3,212	16.3%	$68,559	$60,972	$7,587	12.4%
Catastrophic weather related charges, net	$341	$173	$168	97.1%	$1,302	$(1,987)	$3,289	(165.5)%
Depreciation and amortization	$76,532	$71,982	$4,550	6.3%	$229,241	$206,192	$23,049	11.2%
Loss on extinguishment of debt	$12,755	$528	$12,227	2,315.7%	$13,478	$1,255	$12,223	973.9%
Interest expense (1)	$33,435	$35,074	$(1,639)	(4.7)%	$103,385	$100,872	$2,513	2.5%
Remeasurement of marketable securities	$12,661	$—	$12,661	N/A	$16,548	$—	$16,548	N/A
Other income / (expense), net	$(4,408)	$1,231	$(5,639)	(458.1)%	$(1,489)	$(3,214)	$1,725	(53.7)%
Income from nonconsolidated affiliates	$77	$126	$(49)	(38.9)%	$814	$59	$755	1,279.7%
Current tax expense	$(420)	$(213)	$(207)	97.2%	$(906)	$(612)	$(294)	48.0%
Deferred tax benefit / (expense)	$(349)	$199	$(548)	(275.4)%	$(36)	$434	$(470)	(108.3)%
Preferred return to preferred OP units / equity	$1,599	$1,152	$447	38.8%	$4,640	$3,335	$1,305	39.1%
Amounts attributable to noncontrolling interests	$5,422	$4,071	$1,351	33.2%	$9,048	$8,392	$656	7.8%
Preferred stock distribution	$428	$432	$(4)	(0.9)%	$1,288	$1,305	$(17)	(1.3)%

(1) - Includes interest expense and interest on mandatorily redeemable preferred OP units / equity

Ancillary revenues, net - for the three and nine months ended September 30, 2019, increased primarily due to increases in golf course, restaurant, and resort activity revenues as compared to the same period in 2018.

Brokerage commissions and other revenues, net - for the three months ended September 30, 2019, increased primarily due to a $0.9 million increase in brokerage commissions and a $0.9 million increase in dividend income from our investment in marketable securities as compared to the same period in 2018. For the nine months ended September 30, 2019, increased primarily due to a $2.4 million increase in brokerage commissions, a $1.2 million decrease in loan loss reserve estimates and a $1.8 million increase in dividend income from our investment in marketable securities, as compared to the same period in 2018.

General and administrative expenses - for the three and nine months ended September 30, 2019, increased primarily due to an increase in wages and incentives driven by growth in acquisitions and the Company’s performance as compared to the same periods in 2018.

Catastrophic weather related charges, net - for the nine months ended September 30, 2019, was favorable due to a $2.2 million adjustment of insurance recovery estimates, related to our Florida Keys communities in 2018 compared to estimated damage losses for recent weather events of $1.3 million in 2019.

Depreciation and amortization - for the nine months ended September 30, 2019, increased as a result of our recent property acquisitions and ongoing expansion and development activities. Refer to Note 3, “Real Estate Acquisitions” of our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.

Loss on extinguishment of debt - for the three and nine months ended September 30, 2019, increased primarily due to higher prepayment penalties related to debt and financing activity as compared to 2018. Refer to Note 9, “Debt and Lines of Credit” of our accompanying Consolidated Financial Statements for additional information.

Remeasurement of marketable securities - for the three and nine months ended September 30, 2019, was $12.7 million and $16.5 million remeasurement gain from our investment in marketable securities. Refer to Note 15, “Fair Value of Financial Instruments,” in our accompanying Consolidated Financial Statements for additional information.

Other income / (expense), net - for the three months ended September 30, 2019, was primarily due to a foreign currency translation loss of $3.1 million as compared to a foreign currency translation gain of $1.5 million during the same period in 2018. In the nine months ended September 30, 2019, other income / (expense) was primarily due to a foreign currency translation loss of $0.03 million as compared to a foreign currency translation loss of $2.6 million during the same period in 2018.

Current tax expense - Refer to Note 13, “Income Taxes,” of our accompanying Consolidated Financial Statements for additional information.

Deferred tax benefit / (expense) - Refer to Note 13, “Income Taxes,” of our accompanying Consolidated Financial Statements for additional information.

Preferred return to preferred OP units / equity - for the three and nine months ended September 30, 2019 increased primarily as a result of issuing 488,958 Series D Preferred OP units in conjunction with an acquisition in January 2019. Refer to Note 3, “Acquisitions,” and Note 10, “Equity and Temporary Equity,” of our accompanying Consolidated Financial Statements for additional information.

Amounts attributable to noncontrolling interests - for the three months ended September 30, 2019 increased primarily as a result of increased performance in our Sun NG Resorts portfolio as compared to the same period in 2018.

SUN COMMUNITIES, INC.

Funds From Operations

The following table reconciles net income to FFO data for diluted purposes for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$57,002	$46,060	$131,718	$96,454
Adjustments
Depreciation and amortization	76,692	72,269	229,698	206,892
Remeasurement of marketable securities	(12,661)	—	(16,548)	—
Amounts attributable to noncontrolling interests	4,839	4,311	7,720	7,724
Preferred return to preferred OP units	530	549	1,594	1,654
Preferred distribution to Series A-4 preferred stock	428	432	1,288	1,305
Gain on disposition of assets, net	(7,334)	(6,603)	(21,083)	(16,977)
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities (1)	119,496	117,018	334,387	297,052
Adjustments
Other acquisition related costs (2)	375	345	902	781
Loss on extinguishment of debt	12,755	528	13,478	1,255
Catastrophic weather related charges, net	363	173	1,339	(1,987)
Loss of earnings - catastrophic weather related (3)	(377)	325	—	975
Other (income) / expense, net	4,408	(1,231)	1,489	3,214
Ground lease intangible write-off	—	—	—	817
Deferred tax (benefit) / expense	349	(199)	36	(434)
Core FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible(1)	$137,369	$116,959	$351,631	$301,673

Weighted average common shares outstanding - basic	89,847	81,599	87,499	80,022
Add
Common stock issuable upon conversion of stock options	1	2	1	2
Restricted stock	484	480	431	633
Common OP units	2,284	2,731	2,498	2,735
Common stock issuable upon conversion of Series A-4 preferred stock	467	472	467	472
Common stock issuable upon conversion of Series A-3 preferred OP units	75	75	75	75
Common stock issuable upon conversion of Series A-1 preferred OP units	780	813	792	825
Common stock issuable upon conversion of Aspen preferred OP units	—	448	—	—
Weighted average common shares outstanding - fully diluted	93,938	86,620	91,763	84,764

FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per share - fully diluted	$1.27	$1.35	$3.64	$3.50
Core FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per share - fully diluted	$1.46	$1.35	$3.83	$3.56

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

For the nine months ended September 30, 2019 and 2018, expansion and development activities of $203.9 million and $96.2 million, respectively, related to costs consisting primarily of construction of sites and other costs necessary to complete home site improvements. The increase is primarily driven by the ground-up developments and redevelopment at four communities.

For the nine months ended September 30, 2019 and 2018, lot modification expenditures were $22.2 million and $15.5 million, respectively. These expenditures improve asset quality in our communities and are incurred when an existing home is removed and the site is prepared for a new home (more often than not, a multi-sectional home). These activities, which are mandated by strict manufacturer’s installation requirements and state building codes, include items such as new foundations, driveways, and utility upgrades.

For the nine months ended September 30, 2019 and 2018, recurring capital expenditures of $16.9 million and $14.7 million, respectively, related to our continued commitment to the upkeep of our properties.

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

Our cash flow activities are summarized as follows (in thousands):

	Nine Months Ended
	September 30, 2019	September 30, 2018
Net Cash Provided By Operating Activities	$398,293	$301,204
Net Cash Used For Investing Activities	$(799,251)	$(545,103)
Net Cash Provided By Financing Activities	$380,131	$349,578
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$291	$(94)

Cash, cash equivalents and restricted cash decreased by $20.6 million from $62.3 million as of December 31, 2018, to $41.7 million as of September 30, 2019.

Operating Activities

Net cash provided by operating activities increased by $97.1 million from $301.2 million for the nine months ended September 30, 2018 to $398.3 million for the nine months ended September 30, 2019.

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

Investing Activities

Net cash used for investing activities was $799.3 million for the nine months ended September 30, 2019, compared to $545.1 million for the nine months ended September 30, 2018. Refer to Note 3, “Real Estate Acquisitions” in our accompanying Consolidated Financial Statements for additional information.

Financing Activities

Net cash provided by financing activities was $380.1 million for the nine months ended September 30, 2019, compared to net cash provided by financing activities of $349.6 million for the nine months ended September 30, 2018. Refer to Note 9, “Debt and Lines of Credit” and Note 10, “Equity and Temporary Equity” in our accompanying Consolidated Financial Statements for additional information.

Financial Flexibility

In July 2017, we entered into an at the market offering sales agreement (the “Sales Agreement”) with certain sales agents (collectively, the “Sales Agents”), whereby we may offer and sell shares of our common stock, having an aggregate offering price of up to $450.0 million, from time to time through the Sales Agents. The Sales Agents are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold from time to time under the Sales Agreement. Through September 30, 2019, we have sold shares of our common stock for gross proceeds of $163.8 million under the Sales Agreement.

In May 2019, we amended and restated our credit agreement (the “A&R Credit Agreement”) with Citibank, N.A. (“Citibank”) and certain other lenders. Pursuant to the A&R Credit Agreement, we entered into a senior credit facility with Citibank and certain other lenders in the amount of $750.0 million, comprised of a $650.0 million revolving loan, with the ability to use up to $100.0 million for advances in Australian dollars, and a $100.0 million term loan (the “A&R Facility”). The Company has until March 17, 2020 to draw on the term loan. As of September 30, 2019, the Company has not drawn any funds on the term loan. The A&R Credit Agreement has a four-year term ending May 21, 2023, which can be extended for two additional six-month periods, subject to the satisfaction of certain conditions as defined in the credit agreement. The A&R Credit Agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $350.0 million. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the A&R Facility may be increased up to $1.1 billion.

The A&R Facility bears interest at a floating rate based on the Eurodollar rate or BBSY Bid rate plus a margin that is determined based on our leverage ratio calculated in accordance with the A&R Credit Agreement, which margin can range from 1.20 percent to 2.10 percent for the revolving loan and 1.20 percent to 2.05 percent for the term loan. As of September 30, 2019, the margin based on our leverage ratio was 1.20 percent on the revolving loan and 1.20 percent on the term loan. We had $137.0 million and zero of borrowings on the revolving loan and the term loans, respectively, as of September 30, 2019.

The A&R Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but does reduce the borrowing amount available. At September 30, 2019 and December 31, 2018, approximately $3.4 million and $3.9 million of availability was used to back standby letters of credit.

Pursuant to the terms of the A&R Facility, we are subject to various financial and other covenants. We are currently in compliance with these covenants. The most restrictive financial covenants for the A&R Facility are as follows:

Covenant	Requirement	As of September 30, 2019
Maximum Leverage Ratio	<65.0%	26.8%
Minimum Fixed Charge Coverage Ratio	>1.40	3.25
Minimum Tangible Net Worth	>$3,257,121	$5,278,977
Maximum Dividend Payout Ratio	<95.0%	56.4%

SUN COMMUNITIES, INC.

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, expansion and development of communities, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. At September 30, 2019, we had 183 unencumbered properties, of which 65 support the borrowing base for our $650.0 million revolving loan in our A&R Facility.

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

As of September 30, 2019, our net debt to enterprise value was approximately 18.7 percent (assuming conversion of all common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series A-4 preferred OP units, Series C preferred OP units and Series D preferred OP units to shares of common stock). Our debt has a weighted average maturity of approximately 9.8 years and a weighted average interest rate of 4.3 percent.

Off-Balance Sheet Arrangements

We have off-balance sheet investments, including nonconsolidated affiliates, preferred OP units, debt and preferred equity investments. These investments all have varying ownership structures. Substantially all of our nonconsolidated affiliates are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control, over the operating and financial decisions of these joint venture arrangements. Our off-balance sheet arrangements are discussed in Note 7,"Investments in Affiliates" and Note 9, "Debt and Lines of Credit" in the accompanying consolidated financial statements.

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

Our variable rate debt totaled $140.6 million and $153.7 million as of September 30, 2019 and 2018, respectively, and bears interest at Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0 percent, our interest expense would have increased or decreased by approximately $2.0 million and $2.2 million for the nine months ended September 30, 2019 and 2018, respectively, based on the $270.2 million and $300.8 million average balances outstanding under our variable rate debt facilities, respectively.

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

At September 30, 2019 and December 31, 2018, our stockholder’s equity included $169.6 million and $141.4 million from our Canadian subsidiaries and Australian equity investments, respectively, which represented 4.8 percent and 4.6 percent of total stockholder’s equity, respectively. Based on our sensitivity analysis, a 10.0 percent strengthening of the U.S. dollar against the Canadian and Australian dollar would have caused a reduction of $17.0 million and $14.1 million to our total stockholder’s equity at September 30, 2019 and December 31, 2018, respectively.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at September 30, 2019. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in internal control over financial reporting

There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not acquire the Jensen Portfolio.

We expect to acquire the Jensen Portfolio no later than October 31, 2019. However, the closing is subject to the satisfaction of customary closing conditions, including obtaining certain third party consents. If these conditions are not satisfied or waived, or if the merger agreement is otherwise terminated in accordance with its terms, then the acquisition will not be consummated. We have incurred significant costs associated with the potential acquisition of the Jensen Portfolio and expect to continue to incur such costs until the acquisition closes or is terminated. If the acquisition is not consummated we will not receive any benefits associated with these costs. The price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the Jensen Portfolio will be acquired and that we will realize certain anticipated benefits of acquiring the Jensen Portfolio.

The intended benefits of the Jensen Portfolio may not be realized.

The Jensen Portfolio acquisition poses risks for our ongoing operations, including, among others:

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

As a result of the foregoing, we cannot assure that the Jensen Portfolio acquisition will be accretive to us in the near term or at all. Furthermore, if we fail to realize the intended benefits of the properties acquired in the acquisition, the market price of our common stock could decline to the extent that the market price reflects those benefits.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Holders of our OP units and Preferred stock have converted the following units during the three months ended September 30, 2019:

		Three Months Ended
		September 30, 2019
Series	Conversion Rate	Units/Shares Converted	Common Stock (1)
Common OP unit	1.0000	6,981	6,981
Series A-1 preferred OP unit	2.4390	7,782	18,976
Series C preferred OP unit	1.1100	4,014	4,455
(1) Calculation may yield minor differences due to rounding incorporated in the above numbers.

All of the above shares of common stock were issued in private placements in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger Among Jensen’s, Inc, JSREP, Inc, in its capacity as the Shareholder Representative, Sun Communities, Inc, and Sun Jensen LLC	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on August 22, 2019
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SUN COMMUNITIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 24, 2019	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)