Form 10-K
period 2019-12-31
SUN COMMUNITIES INC
filed 2020-02-20
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

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

As of June 30, 2019, the aggregate market value of the Registrant’s stock held by non-affiliates was $11,363,494,077 (computed by reference to the closing sales price of the Registrant’s common stock as of June 30, 2019). For this computation, the Registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

Number of shares of common stock, $0.01 par value per share, outstanding as of February 13, 2020: 93,319,200

Documents Incorporated By Reference

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by Part III is incorporated by reference to the registrant’s proxy statement to be filed pursuant to Regulation 14A, with respect to the registrant’s 2020 annual meeting of stockholders.

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

We own, operate, or have an interest in a portfolio of MH and RV communities. As of December 31, 2019, we owned, operated or had an interest in a portfolio of 422 properties in 33 states and Ontario, Canada (collectively, the “Properties” or “Communities”), including 266 MH communities, 122 RV communities, and 34 Properties containing both MH and RV sites. As of December 31, 2019, the Properties contained an aggregate of 141,293 developed sites comprised of 93,821 developed MH sites, 26,056 annual RV sites (inclusive of both annual and seasonal usage rights), and 21,416 transient RV sites. There are approximately 10,300 additional MH and RV sites suitable for development. We also own a 50 percent interest in a joint venture formed to establish and grow a manufactured housing community development program in Australia.

Our executive and principal property management office is located at 27777 Franklin Road, Suite 200, Southfield, Michigan 48034 and our telephone number is (248) 208-2500. We have regional property management offices located in Austin, Texas; Grand Rapids, Michigan; Denver, Colorado; Ft. Myers, Florida; and Orlando, Florida; and we employed an aggregate of 3,146 full and part time employees as of December 31, 2019.

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

SUN COMMUNITIES, INC.

We do not own all of the OP units. As of December 31, 2019, the Operating Partnership had issued and outstanding:

•	1,283,819 preferred OP units (“Aspen preferred OP units”);

•	309,234 Series A-1 preferred OP units;

•	310,424 Series C preferred OP units;

•	488,958 Series D preferred OP units;

•	40,268 Series A-3 preferred OP units;

•	95,600,640 common OP units.

As of December 31, 2019, we held:

•	no Aspen preferred OP units, Series A-1 preferred OP units, Series C preferred OP units, Series D preferred OP units, or Series A-3 preferred OP units;

•	93,180,481 common OP units, or approximately 97.5 percent of the issued and outstanding common OP units;

In January 2019, we redeemed all 26,750 outstanding Series B-3 preferred OP units. The weighted average redemption price per unit, which included accrued and unpaid distributions, was $100.153424. In the aggregate, we paid $2.7 million to redeem all of the Series B-3 OP units.

In December 2019, we converted all outstanding shares of our 6.50 percent Series A-4 Cumulative Convertible Preferred Stock and Series A-4 preferred OP units into common stock and common OP units, respectively. All 1,031,747 shares of Series A-4 preferred stock were converted into 458,541 shares of common stock (net of fractional shares paid in cash) and all 405,656 Series A-4 preferred OP units were converted into 180,277 common OP units (net of fractional shares paid in cash).

On January 9, 2020, the Operating Partnership created a new class of OP units named Series E Preferred OP Units in conjunction with the acquisition of a MH community in East Falmouth, Massachusetts. As of February 13, 2020, 90,000 Series E Preferred OP Units were outstanding.

Ranking and Priority

The various classes and series of OP units issued by the Operating Partnership rank as follows with respect to rights to the payment of distributions and the distribution of assets in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Operating Partnership:

•	first, Aspen preferred OP units and Series A-1 preferred OP units, on parity with each other;

•	next, the Series C preferred OP units;

•	next, the Series D preferred OP units;

•	next, the Series E preferred OP units;

•	next, the Series A-3 preferred OP units; and

•	finally, the common OP units.

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

Aspen Preferred OP Units

Subject to certain limitations, at any time prior to January 1, 2024 (or prior to January 1, 2034 with respect to the extended units discussed below), the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the average closing price of our common stock for the preceding ten trading days is $68.00 per share or less, 0.397 common OP units, or (b) if the average closing price of our common stock for the preceding ten trading days is greater than $68.00 per share, the number of common OP units determined by dividing (i) the sum of (A) $27.00 plus (B) 25 percent of the amount by which the average closing price of our common stock for the preceding ten trading days exceeds $68.00 per share, by (ii) the average closing price of our common stock for the preceding

SUN COMMUNITIES, INC.

ten trading days. The holders of Aspen preferred OP units are entitled to receive distributions not less than quarterly. Distributions on Aspen preferred OP units are generally paid on the same dates as distributions are paid to holders of common OP units. Except for Extended Units as discussed below, each Aspen preferred OP unit is entitled to receive distributions in an amount equal to the product of (x) its original per unit issuance price of $27.00, multiplied by (y) an annual rate equal to the 10-year U.S. Treasury bond yield plus 239 basis points; provided, however, that the aggregate distribution rate shall not be less than 6.5 percent nor more than 9 percent. On January 2, 2024, (or on January 2, 2034, with respect to the Extended Units described below), we are required to redeem all Aspen preferred OP units that have not been converted to common OP units. In addition, we are required to redeem the Aspen preferred OP units of any holder thereof within five days after receipt of a written demand during the existence of certain uncured Aspen preferred OP unit defaults, including our failure to pay distributions on the Aspen preferred OP units when due and our failure to provide certain security for the payment of distributions on the Aspen preferred OP units. We may also redeem Aspen preferred OP units from time to time if we and the holder thereof agree to do so.

On January 13, 2020, at the election of certain Aspen preferred OP unit holders, the Operating Partnership extended the automatic redemption date and reduced the annual distribution rate for 270,000 of the Aspen preferred OP units (the “Extended Units”). The Extended Units may be converted at the holder’s election into common OP units at any time before January 1, 2034 using the same formula as for the other Aspen Units. All Extended Units then outstanding must be redeemed by the Operating Partnership on January 2, 2034 at the same redemption price as for the other Aspen preferred OP units. The Extended Units receive annual distributions at a rate of 3.8 percent on their original $27.00 per unit issuance price. As of February 13, 2020, 270,000 of the Extended Units and 1,013,813 other Aspen preferred OP units were outstanding.

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

Series D Preferred OP Units

Subject to certain limitations, each Series D preferred OP unit is exchangeable at any time after the first anniversary of its issuance date into 0.8 shares of the Company’s common stock (as such ratio is subject to adjustment for certain capital events). The Series D preferred OP units provide for quarterly distributions on the $100 per unit issue price of 3.75 percent per year until January 31, 2021, and 4.0 percent per year thereafter. Subject to certain limitations, the Series D preferred OP unit holders may cause the Operating Partnership to redeem all or a portion of their Series D preferred OP units for $100 per unit (plus any accrued but unpaid distributions) any time after the earlier of: (i) the fifth anniversary of the issuance of the Series D preferred OP units, or (ii) the Operating Partnership’s notice of the death of the principal of the initial holder of the Series D preferred OP units. The Series D preferred OP units have no voting rights.

SUN COMMUNITIES, INC.

Series E Preferred OP Units

Subject to certain limitations, each Series E Preferred Unit is exchangeable at any time after the first anniversary of its issuance date into that number of shares of the Company’s common stock equal to the quotient obtained by dividing $100.00 by $145.00 (which ratio is subject to adjustment for certain capital events). The Series E Preferred Units provide for quarterly distributions of 5.25 percent per year until the second anniversary of their issuance date and 5.50 percent per year thereafter. The Series E preferred OP units have no voting rights.

REAL PROPERTY OPERATIONS

Properties are designed and improved for several home options of various sizes and designs that consist of both MH communities and RV communities.

An MH community is a residential subdivision designed and improved with sites for the placement of manufactured homes, related improvements, and amenities. Manufactured homes are detached, single‑family homes which are produced off‑site by manufacturers and installed on site within the community. Manufactured homes are available in a wide array of designs, providing owners with a level of customization generally unavailable in multi-family housing developments.

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

Renters at our Properties lease the site on which a manufactured home, vacation rental home, or RV is located. We typically own the underlying land, utility connections, streets, lighting, driveways, common area amenities, and other capital improvements and are responsible for enforcement of community guidelines and maintenance. In eight of our 422 communities, we do not own all of the underlying land and operate the communities pursuant to ground leases. Certain of the Properties provide water and sewer service through public or private utilities, while others provide these services to residents from on-site facilities. Each owner of a home within our Properties is responsible for the maintenance of the home and leased site. As a result, our capital expenditure needs tend to be less significant relative to multi-family rental apartment complexes.

We compete with other available MH and RV communities, and alternative forms of housing (such as on-site constructed homes, condominiums and townhouses) as they provide housing alternatives to potential tenants of MH and RV communities.

PROPERTY MANAGEMENT

Our property management strategy emphasizes intensive, hands-on management by dedicated, on-site community managers. We believe that this on-site focus enables us to continually monitor and address resident concerns, the performance of competitive properties, and local market conditions. As of December 31, 2019, we employed 3,146 full and part time employees, of which 2,742 were located on-site as property managers, support staff, or maintenance personnel.

Our community managers are overseen by John B. McLaren, our President and Chief Operating Officer, who has been in the MH industry since 1995, three Senior Vice Presidents of Operations and Sales, 10 Divisional Vice Presidents and 36 Regional Vice Presidents. Each Regional Vice President is responsible for regular property inspections, and oversight of property operations and sales functions, semi-annual market surveys of competitive communities, and interaction with local manufactured home dealers for eight to fifteen properties.

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

SUN COMMUNITIES, INC.

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

SHS also leases homes to prospective tenants. At December 31, 2019, SHS had 11,325 occupied leased homes in its portfolio. New and pre-owned homes are purchased for the Rental Program. Leases associated with the Rental Program generally have a term of one year. The Rental Program requires intensive management of costs associated with repair and refurbishment of these homes as the tenants vacate and the homes are re-leased, similar to apartment rentals. We received approximately 46,400 applications during 2019 to live in our Properties, providing a significant “resident boarding” system that allows us to market the purchase of a home to the qualified applicants. Through the Rental Program we are able to demonstrate our product and lifestyle to the renters, while monitoring their payment history and converting qualified renters to owners.

Our home sales and leasing operations compete with other local and national MH dealers and MH community owners.

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

SITE LEASES OR USAGE RIGHTS

Typical tenant leases for MH sites are year-to-year or month-to-month, renewable upon the consent of both parties, or, in some instances, as provided by statute. Certain of our leases, mainly at our Florida and California properties, are tied to the consumer price index or other indices as they relate to rent increases. Generally, market rate adjustments are made on an annual basis. These leases are cancelable for non-payment of rent, violation of community rules and regulations or other specified defaults.

During the five calendar years ended December 31, 2019, on average 2.2 percent of the homes in our communities have been removed by their owners and 6.5 percent of the homes have been sold by their owners to a new owner who then assumes rental obligations as a community resident. The average cost to move a home is approximately $7,000. On average, our residents remain in our communities for approximately 12 years, while homes, which give rise to the rental stream, remain for over 40 years.

Please see the Risk Factors in Item 1A, and our accompanying Consolidated Financial Statements and related notes thereto beginning on page F-1 of this Annual Report on Form 10-K for more detailed information.

ACQUISITIONS

For the year ended December 31, 2019, the Company acquired 47 communities, totaling over 10,000 developed sites and over 900 sites available for expansion, for a total purchase price of approximately $815.2 million.

SUN COMMUNITIES, INC.

EXPANSION / DEVELOPMENT

For the year ended December 31, 2019, the Company completed the construction of approximately 1,230 expansion sites in 16 existing communities.

For the year ended December 31, 2019, the Company completed the construction of approximately 1,100 sites at four ground-up developments and one redevelopment community.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The persons listed below are our executive officers.

Name	Age	Title
Gary A. Shiffman	65	Chairman and Chief Executive Officer
John B. McLaren	49	President and Chief Operating Officer
Karen J. Dearing	55	Executive Vice President, Treasurer, Chief Financial Officer and Secretary
Jonathan M. Colman	64	Executive Vice President

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

Karen J. Dearing has served as our Chief Financial Officer and Executive Vice President since 2008. She joined us in 1998 as the Director of Finance where she worked extensively with accounting and finance matters related to our ground-up developments and expansions. Ms. Dearing became our Corporate Controller in 2002 and Senior Vice President in 2006. She is responsible for the overall management of our information technology, accounting, tax and finance departments, and all internal and external financial reporting. Prior to working for us, Ms. Dearing had over seven years of experience as the Financial Controller of a privately-owned automotive supplier and over four years of experience as a certified public accountant with Deloitte.

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

SUN COMMUNITIES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as “forecasts,” “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “predicts,” “potential,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled,” “guidance” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under “Risk Factors” in this Annual Report on Form 10-K and our other filings with the SEC, such risks and uncertainties include, but are not limited to:

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

As of December 31, 2019, 125 properties, representing approximately 31.6 percent of developed sites, are located in Florida; 72 properties, representing approximately 20.2 percent of developed sites, are located in Michigan; 23 properties, representing approximately 6.5 percent of developed sites, are located in Texas; and 31 properties, representing approximately 5.6 percent of developed sites, are located in California. As a result of the geographic concentration of our Properties in Florida, Michigan, Texas and California, we are exposed to the risks of downturns in local economies or other local real estate market conditions which could adversely affect occupancy rates, rental rates, and property values in these markets.

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

The following factors, among others, may adversely affect the revenues generated by our communities:

•	the national and local economic climate which may be adversely impacted by, among other factors, plant closings, and industry slowdowns;

•	local real estate market conditions such as the oversupply of MH and RV sites or a reduction in demand for MH and RV sites in an area;

•	changes in foreign currency exchange rates, including between the U.S. dollar and each of the Canadian dollar and Australian dollar;

•	the number of repossessed homes in a particular market;

•	the lack of an established dealer network;

•	the rental market which may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates;

•	the perceptions by prospective tenants of the safety, convenience and attractiveness of our Properties and the neighborhoods where they are located;

•	zoning or other regulatory restrictions;

•	competition from other available MH and RV communities and alternative forms of housing (such as apartment buildings and site-built single-family homes);

SUN COMMUNITIES, INC.

•	our ability to effectively manage, maintain and insure our Properties;

•	increased operating costs, including insurance premiums, real estate taxes, and utilities; and

•	the enactment of rent control laws or laws taxing the owners of manufactured homes.

Competition affects occupancy levels and rents which could adversely affect our revenues.

Our Properties are located in developed areas that include other MH and RV communities. The number of competitive MH and RV communities in a particular area could have a material adverse effect on our ability to lease sites and increase rents charged at our Properties or at any newly acquired properties. We may be competing with others with greater resources and whose officers and directors have more experience than our officers and directors. In addition, other forms of multi‑family residential properties, such as private and federally funded or assisted multi-family housing projects and single‑family housing, provide housing alternatives to potential tenants of MH and RV communities.

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

The cyclical and seasonal nature of the RV industries may lead to fluctuations in our operating results.

The RV markets can experience cycles of growth and downturn due to seasonality patterns. In the RV market, certain Properties maintain higher occupancy during the summer months, while other Properties maintain higher occupancy during the winter months. The RV market typically shows a decline in demand over the winter months, yet usually produces higher growth in the spring and summer months due to higher use by vacationers. Our results on a quarterly basis can fluctuate due to this cyclicality and seasonality.

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

SUN COMMUNITIES, INC.

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

In addition, we may acquire properties subject to liabilities and we may be left with no, or limited, recourse, with respect to unknown liabilities. As a result, we may have to pay substantial sums to settle any liabilities asserted against us based upon ownership of newly acquired properties, which could adversely affect our cash flow.

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

We engage in the construction and development of new communities or expansion of existing communities and intend to continue to engage in the development and construction business in the future. Our construction and development pipeline may be exposed to the following risks which are in addition to those risks associated with the ownership and operation of established MH and RV communities:

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

State and local rent control laws in certain jurisdictions may limit our ability to increase rents to recover increases in operating expenses and the costs of capital improvements. Enactment of such laws has been considered from time to time in other jurisdictions. Certain Properties are located, and we may purchase additional properties, in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted.

SUN COMMUNITIES, INC.

Legislative requirements can limit accessibility of affordable financing for potential manufactured home buyers.

Legislation impacting third party loan originators, consumer protection laws and lender requirements to investigate a borrower's creditworthiness may restrict access to affordable financing to potential manufactured home buyers.

We may be subject to environmental liability.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous substances at, on, under or in such property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s ability to sell or rent the property, to borrow using the property as collateral or to develop the property. Persons who arrange for the disposal or treatment of hazardous substances also may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility owned or operated by another person. In addition, certain environmental laws impose liability for the management and disposal of asbestos‑containing materials and for the release of such materials into the air. These laws may permit third parties to seek recovery from owners or operators of real properties for personal injury associated with asbestos‑containing materials. In connection with the ownership, operation, management, and development of real properties, we may be considered an owner or operator of such properties and, therefore, are potentially liable for removal or remediation costs, and also may be liable for governmental fines and injuries to persons and property. When we arrange for the treatment or disposal of hazardous substances at landfills or other facilities owned by other persons, we may be liable for the removal or remediation costs at such facilities.

We subject our Properties to a Phase I or similar environmental audit (which involves general inspections without soil sampling or ground water analysis) completed by independent environmental consultants. These environmental audits have not revealed any significant environmental liability that would have a material adverse effect on our business. These audits cannot reflect conditions arising after the studies were completed, and no assurances can be given that existing environmental studies reveal all environmental liabilities, that any prior owner or operator of a property or neighboring owner or operator did not create any material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any one or more Properties.

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

SUN COMMUNITIES, INC.

We are dependent on continuous access to the internet to use our cloud-based applications. Damage to, or failure of our information technology systems, including as a result of any of the reasons described above, could adversely affect our results of operations as we may incur significant costs or data loss. We continually assess new and enhanced information technology solutions to manage the risk of system failure or interruption.

Expanding social media platforms present new challenges.

Social media outlets continue to grow and expand, which presents us with new risks. Adverse content about us and our Properties on social media platforms could result in damage to our reputation or brand. Improper posts by employees or others could result in disclosure of confidential or proprietary information regarding our operations.

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

We have a significant amount of debt. As of December 31, 2019, we had approximately $3.4 billion of total debt outstanding, consisting of approximately $3.2 billion in debt that is collateralized by mortgage liens on 188 of the Properties, $183.9 million on our lines of credit, $35.2 million of mandatorily redeemable interest, and $34.7 million that is preferred OP units - mandatorily redeemable. If we fail to meet our obligations under our secured debt, the lenders would be entitled to foreclose on all or some of the collateral securing such debt which could have a material adverse effect on us and our ability to make expected distributions, and could threaten our continued viability.

SUN COMMUNITIES, INC.

We are subject to the risks normally associated with debt financing, including the following risks:

•	our cash flow may be insufficient to meet required debt payments, or we may need to dedicate a substantial portion of our cash flow to pay our debt rather than to other areas of our business;

•	our existing indebtedness may limit our operating flexibility due to financial and other restrictive covenants, including restrictions on incurring additional debt;

•	it may be more difficult for us to obtain additional financing for our operations, working capital requirements, capital expenditures, debt service or other general requirements;

•	we may be more vulnerable in the event of adverse economic and industry conditions or a downturn in our business;

•	we may be placed at a competitive disadvantage compared to our competitors that have less debt; and

•	we may not be able to refinance at all or on favorable terms, as our debt matures.

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

The phase out of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates.

On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phase out LIBOR by the end of 2021. Many of our Property-level real estate loans have fixed interest rates which will not be impacted by any change in LIBOR. Certain of our other loans, including a majority of the borrowings under our $750.0 million senior credit facility, have interest rates based on LIBOR. Our senior credit facility provides that we and the administrative agent for the lenders will negotiate an interest rate to replace the current LIBOR-based rate, and if the parties do not negotiate a replacement interest rate, the new rate will be based on the prime rate. The replacement of LIBOR with an alternative rate or benchmark may adversely affect our interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows and liquidity.

TAX RISKS

We may suffer adverse tax consequences and be unable to attract capital if we fail to qualify as a REIT.

We believe that since our taxable year ended December 31, 1994, we have been organized and operated, and intend to continue to operate, so as to qualify for taxation as a REIT under the Code. Although we believe that we have been and will continue to be organized and have operated and will continue to operate so as to qualify for taxation as a REIT, we cannot be assured that we have been or will continue to qualify as a REIT. Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation, which require us to continually monitor our tax status.

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

SUN COMMUNITIES, INC.

Federal, state and foreign income tax laws governing REITs and related interpretations may change at any time, and any such legislative or other actions affecting REITs could have a negative effect on us.

Federal, state and foreign income tax laws governing REITs, or the administrative interpretations of those laws may be amended at any time. Federal, state, and foreign tax laws are under constant review by persons involved in the legislative process, at the Internal Revenue Service and the U.S. Department of the Treasury, and at various state and foreign tax authorities. Changes to tax laws, regulations, or administrative interpretations, which may be applied retroactively, could adversely affect us. We cannot predict whether, when, in what forms, or with what effective dates, the tax laws, regulations, and administrative interpretations applicable to us may be changed. Accordingly, we cannot assert that any such change will not significantly affect either our ability to qualify for taxation as a REIT or the income tax consequences to us.

The Tax Cut and Jobs Act (the “Tax Act”) was enacted into law in December 2017. The overall impact of the Tax Act is uncertain. In addition, there are a significant number of technical issues clarified with respect to the interpretation and application of the Tax Act which may or may not be clarified by future guidance. It is not possible to predict whether such clarifications will result in adverse consequences to the Company or its stockholders. Stockholders are urged to consult their tax advisors with respect to the effects of the Tax Act and any other potential amendments to relevant tax laws.

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

Partnership tax audit rules could have a material adverse effect on us.

The Bipartisan Budget Act of 2015 changed the rules applicable to U.S. federal income tax audits of partnerships. Under the rules, effective for taxable years beginning in 2018, among other changes and subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and a partner’s allocable share thereof) is determined, and taxes, interest, and penalties attributable thereto are assessed and collected, at the partnership level. Unless the partnership makes an election permitted under the new law or takes certain steps to require the partners to pay their tax on their allocable shares of the adjustment, it is possible that partnerships in which we directly or indirectly invest, including the Operating Partnership, would be required to pay additional taxes, interest and penalties as a result of an audit adjustment. We, as a direct or indirect partner of the Operating Partnership and other partnerships, could be required to bear the economic burden of those taxes, interest, and penalties even though the Company, as a REIT, may not otherwise have been required to pay additional corporate-level tax. The changes created by these rules are significant for collecting tax in partnership audits and, accordingly, there can be no assurance that these rules will not have a material adverse effect on us.

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

As a REIT, we must pay a 100 percent penalty tax on certain payments that we receive if the economic arrangements between us and any of our TRSs are not comparable to similar arrangements between unrelated parties. The Internal Revenue Service may successfully assert that the economic arrangements of any of our inter-company transactions are not comparable to similar arrangements between unrelated parties. This would result in unexpected tax liability which would adversely affect our cash flows.

SUN COMMUNITIES, INC.

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

Lease of Executive Offices. Gary A. Shiffman, together with certain of his family members, indirectly owns an equity interest of approximately 28.1 percent in American Center LLC, the entity from which we lease office space for our principal executive offices. Each of Brian M. Hermelin, Ronald A. Klein and Arthur A. Weiss indirectly owns a less than one percent interest in American Center LLC. Mr. Shiffman is our Chief Executive Officer and Chairman of the Board. Each of Mr. Hermelin, Mr. Klein and Mr. Weiss is a director of the Company. Under this agreement, we lease approximately 103,100 rentable square feet of permanent space. The initial term of the lease is until October 31, 2026, and the average gross base rent is $18.95 per square foot until October 31, 2020 with graduated rental increases thereafter. Each of Mr. Shiffman, Mr. Hermelin, Mr. Klein and Mr. Weiss may have a conflict of interest with respect to his obligations as our officer and/or director and his ownership interest in American Center LLC.

Legal Counsel. During 2017-2019, Jaffe, Raitt, Heuer, & Weiss, Professional Corporation acted as our general counsel and represented us in various matters. Arthur A. Weiss is the Chairman of the Board of Directors and a shareholder of such firm. We incurred legal fees and expenses owed to Jaffe, Raitt, Heuer, & Weiss of approximately $11.1 million, $7.1 million and $5 million in the years ended December 31, 2019, 2018 and 2017, respectively.

Use of Airplane. Gary A. Shiffman is the beneficial owner of an airplane that we use from time to time for business purposes. During the year ended December 31, 2019, we paid $0.4 million for the use of the airplane. Mr. Shiffman may have a conflict of interest with respect to his obligations as our officer and director and his ownership interest in the airplane.

Telephone Services. Brian M. Hermelin is a principal and a beneficial owner of an entity that installs and maintains emergency telephone systems at our Properties. During the year ended December 31, 2019, we paid $0.2 million for these services. Mr. Hermelin may have a conflict of interest with respect to his obligations as our director and his position with and ownership interest in the provider of these services.

SUN COMMUNITIES, INC.

Tax Consequences Upon Sale of Properties. Gary A. Shiffman holds limited partnership interests in the Operating Partnership which were received in connection with the contribution of properties from partnerships previously affiliated with him. Prior to any redemption of these limited partnership interests for our common stock, Mr. Shiffman will have tax consequences different than our public stockholders upon the sale of any of these partnerships. Therefore, we and Mr. Shiffman may have different objectives regarding the appropriate pricing and timing of any sale of those properties.

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

The 9.8 percent ownership limit, as well as our ability to issue additional shares of common stock or shares of other stock (which may have rights and preferences over the common stock), may discourage a change of control of the Company and may also: (a) deter tender offers for the common stock, which offers may be advantageous to stockholders; and (b) limit the opportunity for stockholders to receive a premium for their common stock that might otherwise exist if an investor were attempting to assemble a block of common stock in excess of 9.8 percent of our outstanding shares or otherwise effect a change of control of the Company.

Preferred Stock. Our charter authorizes the Board of Directors to issue up to 20,000,000 shares of preferred stock, none of which is currently outstanding, and to establish the preferences and rights (including the right to vote and the right to convert into shares of common stock) of any shares issued. The power to issue preferred stock could have the effect of delaying or preventing a change in control of the Company even if a change in control were in the stockholders’ interest.

Certain provisions of Maryland law could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest.

Certain provisions of the Maryland General Corporation Law (“MGCL”) may have the effect of inhibiting a third-party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our capital stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

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

SUN COMMUNITIES, INC.

As a result, these persons may be able to enter into business combinations with us that may not be in the best interests of our stockholders without compliance by our company with the supermajority vote requirements and the other provisions of the statute.

Also, pursuant to a provision in our bylaws, we have exempted any acquisition of our stock from the control share provisions of the MGCL. However, our Board of Directors may by amendment to our bylaws opt into the control share provisions of the MGCL at any time in the future.

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

Substantial sales or issuances of our common or preferred stock could cause our stock price to fall.

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

Based on the applicable conversion ratios then in effect, as of February 13, 2020, in the future we may issue to the limited partners of the Operating Partnership, up to approximately 4.4 million shares of our common stock in exchange for their OP units. The limited partners may sell such shares pursuant to registration rights, if available, or an available exemption from registration. As of February 13, 2020, options to purchase 1,500 shares of our common stock were outstanding under our equity incentive plans, and we currently have the authority to issue restricted stock awards or options to purchase up to an additional 1,041,758 shares of our common stock pursuant to our equity incentive plans. In addition, we entered into an At-the-Market Offering Sales Agreement in July 2017 to issue and sell shares of common stock. As of February 13, 2020, our Board of Directors had authorized us to sell an additional $286.3 million of common stock under this agreement. No prediction can be made regarding the effect that future sales of shares of our common stock or our other securities will have on the market price of shares.

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

The decision to declare and pay distributions on shares of our common stock in the future, as well as the timing, amount and composition of any such future distributions, will be at the sole discretion of our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions, general overall economic conditions and other factors. Any change in our distribution policy could have a material adverse effect on the market price of our common stock.

Our ability to pay distributions is limited by the requirements of Maryland law.

Our ability to pay distributions on our common stock and preferred stock is limited by the laws of Maryland. Under Maryland law, a Maryland corporation generally may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as they become due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter provides otherwise, the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution, provided, however, that a Maryland corporation may make a distribution from: (a) its net earnings for the fiscal year in which the distribution is made; (b) its net earnings for the preceding fiscal year; or (c) the sum of its net earnings for its preceding eight fiscal quarters even if, after such distribution, the corporation’s total assets would be less than its total liabilities. Accordingly, we generally may not make a distribution on our common stock or preferred stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or, unless paid from one of the permitted sources of net earnings as described above, our total assets would be less than the sum of our total liabilities plus, unless the terms of such class or series of stock provide otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of stock then outstanding, if any, with preferential rights upon dissolution senior to those of our common stock or, if any, currently outstanding preferred stock.

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

SUN COMMUNITIES, INC.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

SUN COMMUNITIES, INC.

ITEM 2. PROPERTIES

As of December 31, 2019, the Properties were located throughout the US and in Ontario, Canada and consisted of 266 MH communities, 122 RV communities, and 34 properties containing both MH and RV sites. As of December 31, 2019, the Properties contained an aggregate of 141,293 developed sites comprised of 93,821 developed manufactured home sites, 26,056 annual RV sites (inclusive of both annual and seasonal usage rights), and 21,416 transient RV sites. There are approximately 10,300 additional MH and RV sites suitable for development. Most of the Properties include amenities oriented toward family and retirement living. Of the 422 Properties, 194 each have more than 300 developed sites, with the largest having 2,341 developed MH and RV sites. See “Real Estate and Accumulated Depreciation, Schedule III”, included in our Consolidated Financial Statements, for detail on Properties that are encumbered.

As of December 31, 2019, the Properties had an occupancy rate of 96.4 percent excluding transient RV sites. Since January 1, 2019, the Properties have averaged an aggregate annual turnover of homes (where the home is moved out of the community) of approximately 2.8 percent and an average annual turnover of residents (where the resident-owned home is sold and remains within the community, typically without interruption of rental income) of approximately 7.0 percent. The average renewal rate for residents in our Rental Program was 63.2 percent for the year ended December 31, 2019.

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

The following tables set forth certain information relating to the Properties as of December 31, 2019. The occupancy percentage includes MH sites and annual RV sites and excludes transient RV sites.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/19	Transient RV Sites as of 12/31/19	Occupancy as of 12/31/19		Occupancy as of 12/31/18
UNITED STATES
MIDWEST
Michigan
Academy / West Point	MH	Canton	MI	441	—	98.2%		97.5%
Allendale Meadows Mobile Village	MH	Allendale	MI	352	—	98.9%		94.9%
Alpine Meadows Mobile Village	MH	Grand Rapids	MI	403	—	98.3%		98.0%
Apple Carr Village	MH	Muskegon	MI	716	—	78.5%	(1)	79.4%	(1)
Arbor Woods	MH	Ypsilanti	MI	458	—	99.1%		96.1%
Brentwood Mobile Village	MH	Kentwood	MI	195	—	97.4%		98.5%
Broadview Estates	MH	Davison	MI	474	—	82.3%		77.6%
Brookside Village	MH	Kentwood	MI	196	—	100.0%		99.0%
Byron Center Mobile Village	MH	Kentwood	MI	143	—	97.9%		98.6%
Camelot Villa	MH	Macomb	MI	712	—	99.0%		98.6%
Cider Mill Crossings	MH	Fenton	MI	621	—	74.6%	(1)	67.5%	(1)
Cider Mill Village	MH	Middleville	MI	258	—	98.4%		98.4%
Country Acres Mobile Village	MH	Cadillac	MI	182	—	95.1%		99.5%
Country Hills Village	MH	Hudsonville	MI	239	—	99.6%		98.3%
Country Meadows Mobile Village	MH	Flat Rock	MI	577	—	97.7%		96.9%
Country Meadows Village	MH	Caledonia	MI	395	—	99.5%		98.5%
Creekwood Meadows	MH	Burton	MI	336	—	94.0%		97.6%
Cutler Estates Mobile Village	MH	Grand Rapids	MI	259	—	98.8%		98.1%
Dutton Mill Village	MH	Caledonia	MI	307	—	99.7%		99.0%
East Village Estates	MH	Washington Twp.	MI	708	—	98.6%		99.4%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/19	Transient RV Sites as of 12/31/19	Occupancy as of 12/31/19		Occupancy as of 12/31/18
Egelcraft	MH	Muskegon	MI	458	—	97.4%		96.9%
Fisherman's Cove	MH	Flint Twp.	MI	162	—	97.5%		95.7%
Frenchtown Villa / Elizabeth Woods	MH	Newport	MI	1,140	—	94.6%		88.9%	(1)
Grand Mobile Estates	MH	Grand Rapids	MI	219	—	96.8%		96.3%
Hamlin	MH	Webberville	MI	230	—	95.7%		98.7%
Hickory Hills Village	MH	Battle Creek	MI	283	—	97.5%		97.5%
Hidden Ridge RV Resort (2)	RV	Hopkins	MI	188	147	100.0%		100.0%
Holiday West Village	MH	Holland	MI	341	—	100.0%		99.7%
Holly Village / Hawaiian Gardens	MH	Holly	MI	425	—	96.2%		94.4%
Hunters Crossing	MH	Capac	MI	114	—	98.2%		99.1%
Hunters Glen	MH	Wayland	MI	396	—	97.2%		89.9%	(1)
Kensington Meadows	MH	Lansing	MI	290	—	94.8%		96.9%
Kimberly Estates	MH	Newport	MI	387	—	98.4%		98.7%
King's Court Mobile Village	MH	Traverse City	MI	802	—	90.6%		84.4%	(1)
Knollwood Estates	MH	Allendale	MI	161	—	97.5%		96.9%
Lafayette Place	MH	Warren	MI	254	—	96.9%		97.2%
Lakeview	MH	Ypsilanti	MI	392	—	98.5%		98.7%
Leisure Village	MH	Belmont	MI	256	—	98.4%		94.9%
Lincoln Estates	MH	Holland	MI	191	—	99.5%		99.0%
Meadow Lake Estates	MH	White Lake	MI	425	—	98.6%		99.1%
Meadowbrook Estates	MH	Monroe	MI	453	—	96.5%		95.4%
Meadowlands of Gibraltar	MH	Gibraltar	MI	320	—	100.0%		99.7%
Northville Crossing	MH	Northville	MI	756	—	99.1%		99.7%
Oak Island Village	MH	East Lansing	MI	250	—	97.6%		98.4%
Petoskey KOA RV Resort (2)	RV	Petoskey	MI	48	162	100.0%		100.0%
Petoskey RV Resort (2)	RV	Petoskey	MI	3	149	N/A		N/A
Pinebrook Village	MH	Kentwood	MI	185	—	97.8%		100.0%
Presidential Estates Mobile Village	MH	Hudsonville	MI	364	—	97.8%		98.1%
Richmond Place	MH	Richmond	MI	117	—	94.9%		95.7%
River Haven Village	MH	Grand Haven	MI	721	—	90.7%		85.4%
Rudgate Clinton	MH	Clinton Township	MI	667	—	98.4%		99.0%
Rudgate Manor	MH	Sterling Heights	MI	931	—	97.6%		97.9%
Scio Farms Estates	MH	Ann Arbor	MI	913	—	98.9%		99.5%
Sheffield Estates	MH	Auburn Hills	MI	228	—	98.2%		100.0%
Shelby Forest	MH	Shelby Twp.	MI	664	—	99.1%		N/A	(5)
Shelby West	MH	Shelby Twp.	MI	644	—	98.9%		N/A	(5)
Silver Creek RV Resort (2)	RV	Mears	MI	157	107	100.0%		100.0%
Silver Springs	MH	Clinton Township	MI	547	—	98.7%		99.5%
Southwood Village	MH	Grand Rapids	MI	394	—	99.0%		98.0%
St. Clair Place	MH	St. Clair	MI	100	—	90.0%		97.0%
Sunset Ridge	MH	Portland	MI	388	—	78.1%	(1)	65.7%	(1)
Sycamore Village	MH	Mason	MI	396	—	98.7%		99.7%
Tamarac Village	MH	Ludington	MI	301	—	99.7%		98.7%
Tamarac Village RV Resort (2)	RV	Ludington	MI	109	5	100.0%		100.0%
Timberline Estates	MH	Coopersville	MI	296	—	96.6%		98.3%
Town & Country Mobile Village	MH	Traverse City	MI	192	—	99.0%		99.0%
Warren Dunes Village	MH	Bridgman	MI	314	—	89.2%	(1)	87.6%	(1)
Waverly Shores Village	MH	Holland	MI	415	—	100.0%		96.4%
West Village Estates	MH	Romulus	MI	628	—	99.0%		99.4%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/19	Transient RV Sites as of 12/31/19	Occupancy as of 12/31/19		Occupancy as of 12/31/18
White Lake Mobile Home Village	MH	White Lake	MI	315	—	98.7%		98.4%
Windham Hills Estates	MH	Jackson	MI	469	—	95.5%		88.9%	(1)
Windsor Woods Village	MH	Wayland	MI	314	—	99.7%		98.4%
Woodhaven Place	MH	Woodhaven	MI	220	—	98.6%		95.5%
Michigan Total				27,905	570	96.0%		94.6%

Indiana
Brookside Mobile Home Village	MH	Goshen	IN	570	—	95.6%		93.0%
Carrington Pointe	MH	Fort Wayne	IN	468	—	93.3%		73.5%	(1)
Clear Water Mobile Village	MH	South Bend	IN	227	—	95.2%		97.8%
Cobus Green Mobile Home Park	MH	Osceola	IN	386	—	96.6%		93.8%
Deerfield Run	MH	Anderson	IN	175	—	93.7%		86.3%
Four Seasons	MH	Elkhart	IN	218	—	95.0%		93.6%
Lake Rudolph Campground & RV Resort (2)	RV	Santa Claus	IN	—	534	N/A		N/A
Liberty Farm	MH	Valparaiso	IN	220	—	95.9%		95.9%
Pebble Creek	MH	Greenwood	IN	296	—	93.2%		80.5%	(1)
Pine Hills	MH	Middlebury	IN	129	—	98.4%		93.8%
Roxbury Park	MH	Goshen	IN	398	—	98.2%		97.2%
Indiana Total				3,087	534	93.9%		89.7%

Ohio
Apple Creek	MH	Amelia	OH	176	—	98.3%		98.9%
East Fork Crossing	MH	Batavia	OH	350	—	99.4%		99.1%
Indian Creek RV & Camping Resort (2)	RV	Geneva on the Lake	OH	425	150	100.0%		100.0%
Oakwood Village	MH	Miamisburg	OH	511	—	98.2%		99.0%
Orchard Lake	MH	Milford	OH	147	—	97.3%		95.9%
Westbrook Senior Village	MH	Toledo	OH	112	—	100.0%		98.2%
Westbrook Village	MH	Toledo	OH	344	—	98.8%		95.6%
Willowbrook Place	MH	Toledo	OH	266	—	98.1%		97.4%
Woodside Terrace	MH	Holland	OH	439	—	93.8%		91.6%
Ohio Total				2,770	150	98.1%		97.2%

SOUTH
Texas
Austin Lone Star RV Resort (2)	RV	Austin	TX	50	107	100.0%		100.0%
Blazing Star (2)	RV	San Antonio	TX	126	136	100.0%		100.0%
Boulder Ridge	MH	Pflugerville	TX	1,220	—	78.9%	(1)	80.2%	(1)
Branch Creek Estates	MH	Austin	TX	400	—	98.0%		100.0%
Chisholm Point Estates	MH	Pflugerville	TX	427	—	97.7%		100.0%
Comal Farms	MH	New Braunfels	TX	367	—	99.7%		99.5%
Hill Country Cottage and RV Resort (2)	RV	New Braunfels	TX	27	342	100.0%		100.0%
Jellystone Park™ at Guadalupe River (2)	RV	Kerrville	TX	—	250	N/A		N/A
Jellystone Park™ at Hill Country (2)	RV	Canyon Lake	TX	—	175	N/A		N/A
La Hacienda RV Resort (2)	RV	Austin	TX	—	244	N/A		N/A
Oak Crest	MH	Austin	TX	654	—	76.3%	(1)	99.1%
Pecan Branch	MH	Georgetown	TX	229	—	78.6%	(1)	49.3%	(1)
Pine Trace	MH	Houston	TX	680	—	98.4%		98.8%
River Ranch	MH	Austin	TX	848	—	98.5%		99.3%
River Ridge Estates	MH	Austin	TX	515	—	99.4%		99.2%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/19	Transient RV Sites as of 12/31/19	Occupancy as of 12/31/19		Occupancy as of 12/31/18
Saddlebrook	MH	San Marcos	TX	562	—	97.9%		87.7%	(1)
Sandy Lake	MH	Carrollton	TX	54	—	98.1%		100.0%
Sandy Lake RV Resort (2)	RV	Carrollton	TX	108	112	100.0%		100.0%
Stonebridge	MH	San Antonio	TX	335	—	96.7%		98.8%
Summit Ridge	MH	Converse	TX	446	—	96.2%		97.3%
Sunset Ridge	MH	Kyle	TX	171	—	98.2%		97.7%
Travelers World	MH	San Antonio	TX	8	—	100.0%		100.0%
Travelers World RV Resort (2)	RV	San Antonio	TX	24	131	100.0%		100.0%
Treetops RV Resort (2)	RV	Arlington	TX	48	126	100.0%		100.0%
Woodlake Trails	MH	San Antonio	TX	316	—	82.0%	(1)	72.2%	(1)
Texas Total				7,615	1,623	92.0%		92.9%

SOUTHEAST
Florida
Arbor Terrace RV Park (2)	RV	Brandenton	FL	227	134	100.0%		100.0%
Ariana Village	MH	Lakeland	FL	207	—	98.6%		97.1%
Bahia Vista Estates	MH	Sarasota	FL	251	—	99.6%		99.2%
Baker Acres RV Resort	RV	Zephyrhills	FL	279	73	100.0%		100.0%
Big Tree RV Resort	RV	Arcadia	FL	367	44	100.0%		100.0%
Blue Heron Pines	MH	Punta Gorda	FL	408	—	97.1%		96.3%
Blue Jay	MH	Dade City	FL	206	—	99.5%		98.5%
Blue Jay RV Resort (2)	RV	Dade City	FL	32	23	100.0%		100.0%
Blueberry Hill (2)	RV	Bushnell	FL	279	126	100.0%		100.0%
Brentwood Estates	MH	Hudson	FL	191	—	99.0%		97.9%
Buttonwood Bay	MH	Sebring	FL	407	—	99.5%		99.8%
Buttonwood Bay RV Resort	RV	Sebring	FL	365	167	100.0%		100.0%
Candlelight Manor	MH	South Daytona	FL	128	—	96.1%		94.5%
Carriage Cove	MH	Sanford	FL	467	—	99.6%		99.1%
Central Park	MH	Haines City	FL	113	—	90.3%		92.6%
Central Park Resort RV Resort (2)	RV	Haines City	FL	187	178	100.0%		100.0%
Citrus Hill RV Resort (2)	RV	Dade City	FL	136	46	100.0%		100.0%
Club Naples (2)	RV	Naples	FL	234	70	100.0%		100.0%
Club Wildwood	MH	Hudson	FL	478	—	99.8%		98.5%
Colony in the Wood	MH	Port Orange	FL	383	—	98.4%		97.7%
Compass RV Resort (2)	RV	St. Augustine	FL	—	175	N/A		N/A
Country Squire	MH	Paisley	FL	97	—	97.9%		90.7%
Country Squire RV Resort (2)	RV	Paisley	FL	25	—	100.0%		100.0%
Cypress Greens	MH	Lake Alfred	FL	259	—	98.1%		96.5%
Daytona Beach RV Resort (2)	RV	Port Orange	FL	150	82	100.0%		100.0%
Deerwood	MH	Orlando	FL	569	—	99.5%		98.9%
Dunedin RV Resort (2)	RV	Dunedin	FL	195	44	100.0%		100.0%
Ellenton Gardens RV Resort (2)	RV	Ellenton	FL	146	48	100.0%		100.0%
Emerald Coast	MH	Panama City Beach	FL	42	—	92.9%		88.1%
Emerald Coast RV Resort (2)	RV	Panama City Beach	FL	4	155	100.0%		100.0%
Fairfield Village	MH	Ocala	FL	293	—	98.6%		98.3%
Forest View	MH	Homosassa	FL	300	—	98.7%		97.0%
Glen Haven	MH	Zephyrhills	FL	52	—	98.1%		100.0%
Glen Haven RV Resort (2)	RV	Zephyrhills	FL	161	57	100.0%		100.0%
Goldcoaster	MH	Homestead	FL	522	—	99.8%		94.9%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/19	Transient RV Sites as of 12/31/19	Occupancy as of 12/31/19		Occupancy as of 12/31/18
Goldcoaster RV Resort (2)	RV	Homestead	FL	11	12	100.0%		100.0%
Grand Bay	MH	Dunedin	FL	135	—	99.3%		98.5%
Grand Lakes RV Resort (2)	RV	Citra	FL	319	90	100.0%		100.0%
Grove Ridge RV Resort (2)	RV	Dade City	FL	161	85	100.0%		100.0%
Groves RV Resort (2)	RV	Fort Myers	FL	236	33	100.0%		100.0%
Gulfstream Harbor	MH	Orlando	FL	974	—	99.2%		97.5%
Hacienda Del Rio	MH	Edgewater	FL	730	—	98.9%		N/A	(5)
Hidden River RV Resort (2)	RV	Riverview	FL	185	128	98.6%		100.0%
Holly Forest Estates	MH	Holly Hill	FL	402	—	100.0%		100.0%
Homosassa River RV Resort (2)	RV	Homosassa Springs	FL	104	120	100.0%		100.0%
Horseshoe Cove RV Resort (2)	RV	Bradenton	FL	340	136	100.0%		100.0%
Indian Creek Park	MH	Ft. Myers Beach	FL	353	—	99.7%		100.0%
Indian Creek RV Park (2)	RV	Ft. Myers Beach	FL	975	102	100.0%		100.0%
Island Lakes	MH	Merrit Island	FL	301	—	100.0%		99.7%
King’s Lake	MH	DeBary	FL	245	—	100.0%		100.0%
Kings Manor	MH	Lakeland	FL	239	—	95.8%		92.5%
King’s Pointe	MH	Lake Alfred	FL	226	—	98.7%		99.6%
Kissimmee Gardens	MH	Kissimmee	FL	239	—	100.0%		99.6%
Kissimmee South	MH	Davenport	FL	142	—	91.5%		90.1%
Kissimmee South RV Resort (2)	RV	Davenport	FL	112	89	100.0%		100.0%
La Costa Village	MH	Port Orange	FL	658	—	100.0%		99.8%
Lake Josephine RV Resort (2)	RV	Sebring	FL	111	67	100.0%		100.0%
Lake Juliana Landings	MH	Auburndale	FL	274	—	98.2%		98.2%
Lake Pointe Village	MH	Mulberry	FL	362	—	99.4%		99.2%
Lake San Marino RV Park (2)	RV	Naples	FL	264	143	100.0%		100.0%
Lakeland RV Resort (2)	RV	Lakeland	FL	196	35	100.0%		100.0%
Lakeshore Landings	MH	Orlando	FL	306	—	99.3%		99.3%
Lakeshore Villas	MH	Tampa	FL	280	—	99.6%		98.6%
Lamplighter	MH	Port Orange	FL	260	—	99.2%		96.5%
Majestic Oaks RV Resort (2)	RV	Zephyrhills	FL	207	47	100.0%		100.0%
Marco Naples RV Resort (2)	RV	Naples	FL	221	80	100.0%		100.0%
Meadowbrook Village	MH	Tampa	FL	257	—	100.0%		100.0%
Mill Creek	MH	Kissimmee	FL	34	—	91.2%		96.9%
Mill Creek RV Resort (2)	RV	Kissimmee	FL	133	23	100.0%		100.0%
Naples RV Resort (2)	RV	Naples	FL	108	59	100.0%		100.0%
New Ranch	MH	Clearwater	FL	94	—	97.9%		97.9%
North Lake Estates (2)	RV	Moor Haven	FL	209	63	100.0%		100.0%
Oakview Estates	MH	Arcatia	FL	119	—	100.0%		99.2%
Ocean Breeze	MH	Marathon	FL	47	—	8.5%	(1)	—%	(4)
Ocean Breeze RV Resort	RV	Marathon	FL	—	—	—%		—%	(4)
Ocean Breeze - Jensen Beach	MH	Jensen Beach	FL	244	—	76.2%	(1)	64.0%	(1)
Ocean Breeze - Jensen Beach RV Resort (2)	RV	Jensen Beach	FL	77	168	100.0%		100.0%
Orange City	MH	Orange City	FL	4	—	100.0%		100.0%
Orange City RV Resort (2)	RV	Orange City	FL	345	176	100.0%		100.0%
Orange Tree Village	MH	Orange City	FL	246	—	100.0%		99.6%
Paddock Park South	MH	Ocala	FL	188	—	79.3%		78.7%
Palm Key Village	MH	Davenport	FL	204	—	100.0%		99.5%
Palm Village	MH	Bradenton	FL	146	—	100.0%		97.9%
Park Place	MH	Sebastian	FL	475	—	94.9%		94.7%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/19	Transient RV Sites as of 12/31/19	Occupancy as of 12/31/19		Occupancy as of 12/31/18
Park Royale	MH	Pinellas Park	FL	309	—	100.0%		99.7%
Pecan Park RV Resort (2)	RV	Jacksonville	FL	15	226	N/A		N/A
Pelican Bay	MH	Micco	FL	216	—	98.6%		99.5%
Pelican RV Resort & Marina (2)	RV	Marathon	FL	71	15	100.0%		100.0%
Plantation Landings	MH	Haines City	FL	394	—	99.2%		99.2%
Pleasant Lake RV Resort (2)	RV	Jacksonville	FL	281	60	100.0%		100.0%
Rainbow	MH	Frostproof	FL	37	—	100.0%		100.0%
Rainbow RV Resort (2)	RV	Frostproof	FL	396	66	100.0%		100.0%
Rainbow Village of Largo (2)	RV	Largo	FL	267	42	100.0%		100.0%
Rainbow Village of Zephyrhills (2)	RV	Zephyrhills	FL	334	48	100.0%		100.0%
Red Oaks	MH	Bushnell	FL	103	—	92.2%		92.2%
Red Oaks RV Resort (2)	RV	Bushnell	FL	502	415	100.0%		100.0%
Regency Heights	MH	Clearwater	FL	391	—	98.2%		97.4%
Riptide RV Resort & Marina (2)	RV	Key Largo	FL	23	17	100.0%		100.0%
Riverside Club	MH	Ruskin	FL	728	—	84.2%		82.6%
Rock Crusher Canyon RV Resort (2)	RV	Crystal River	FL	169	226	100.0%		100.0%
Royal Country	MH	Miami	FL	864	—	99.9%		99.8%
Royal Palm Village	MH	Haines City	FL	395	—	84.3%		86.1%
Saddle Oak Club	MH	Ocala	FL	376	—	99.7%		99.5%
San Pedro Marina	MH	Islamorada	FL	—	—	—%		—%	(4)
San Pedro RV Resort & Marina	RV	Islamorada	FL	—	—	—%		—%	(4)
Saralake Estates	MH	Sarasota	FL	202	—	100.0%		100.0%
Savanna Club	MH	Port St. Lucie	FL	1,069	—	98.4%		98.0%
Seabreeze	MH	Islamorada	FL	—	—	—%		—%	(4)
Seabreeze RV Resort	RV	Islamorada	FL	—	—	—%		—%	(4)
Serendipity	MH	North Fort Myers	FL	338	—	97.9%		97.0%
Settler's Rest RV Resort (2)	RV	Zephyrhills	FL	303	75	100.0%		100.0%
Shadow Wood Village	MH	Hudson	FL	215	—	73.0%	(1)	99.4%
Shady Road Villas	MH	Ocala	FL	130	—	70.0%		61.5%
Shell Creek Marina	MH	Punta Gorda	FL	54	—	98.1%		100.0%
Shell Creek RV Resort & Marina (2)	RV	Punta Gorda	FL	154	31	100.0%		100.0%
Siesta Bay RV Park (2)	RV	Fort Myers	FL	738	59	100.0%		100.0%
Southern Charm	MH	Zephyrhills	FL	1	—	100.0%		100.0%
Southern Charm RV Resort	RV	Zephyrhills	FL	403	93	100.0%		100.0%
Southern Pines	MH	Bradenton	FL	107	—	97.2%		96.3%
Southport Springs Golf & Country Club	MH	Zephyrhills	FL	547	—	98.9%		98.9%
Spanish Main	MH	Thontosassa	FL	56	—	87.5%		91.1%
Spanish Main RV Resort (2)	RV	Thontosassa	FL	235	44	100.0%		100.0%
Stonebrook	MH	Homosassa	FL	215	—	92.1%		92.1%
Sun N Fun RV Resort (2)	RV	Sarasota	FL	1,018	501	100.0%		100.0%
Suncoast Gateway	MH	Port Richey	FL	173	—	98.8%		98.8%
Sundance	MH	Zephyrhills	FL	332	—	100.0%		99.7%
Sunlake Estates	MH	Grand Island	FL	408	—	96.1%		94.7%
Sunset Harbor at Cow Key Marina	MH	Key West	FL	77	—	98.7%		98.7%
Sweetwater RV Resort (2)	RV	Zephyrhills	FL	212	79	100.0%		100.0%
Tallowwood Isle	MH	Coconut Creek	FL	273	—	95.6%		95.2%
Tampa East	MH	Dover	FL	31	—	100.0%		96.8%
Tampa East RV Resort (2)	RV	Dover	FL	434	235	100.0%		100.0%
The Hamptons Golf & Country Club	MH	Auburndale	FL	829	—	98.6%		98.4%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/19	Transient RV Sites as of 12/31/19	Occupancy as of 12/31/19		Occupancy as of 12/31/18
The Hideaway	MH	Key West	FL	13	—	84.6%		92.3%
The Hills	MH	Apopka	FL	97	—	100.0%		99.0%
The Ridge	MH	Davenport	FL	481	—	99.0%		99.2%
The Valley	MH	Apopka	FL	148	—	100.0%		100.0%
Three Lakes (2)	RV	Hudson	FL	237	70	100.0%		100.0%
Vista del Lago	MH	Bradenton	FL	136	—	97.8%		96.3%
Vista del Lago RV Resort (2)	RV	Bradenton	FL	32	8	100.0%		100.0%
Vizcaya Lakes	MH	Port Charlotte	FL	108	—	91.7%		86.7%
Walden Woods	MH	Homosassa	FL	213	—	100.0%		100.0%
Walden Woods II	MH	Homosassa	FL	213	—	99.1%		99.1%
Water Oak Country Club Estates	MH	Lady Lake	FL	1,310	—	91.9%	(1)	89.5%	(1)
Waters Edge RV Resort (2)	RV	Zephyrhills	FL	140	77	100.0%		100.0%
Westside Ridge	MH	Auburndale	FL	219	—	99.5%		99.1%
Windmill Village	MH	Davenport	FL	509	—	99.6%		98.8%
Woodlands at Church Lake	MH	Groveland	FL	291	—	78.4%		73.9%
Florida Total				39,230	5,465	97.7%		97.3%

SOUTHWEST
California
49'er Village RV Resort (2)	RV	Plymouth	CA	51	275	100.0%		100.0%
Alta Laguna	MH	Rancho Cucamonga	CA	296	—	99.3%		99.7%
Caliente Sands	MH	Cathedral City	CA	118	—	98.3%		99.2%
Cava Robles RV Resort (2)	RV	Paso Robles	CA	—	332	N/A		N/A
Chula Vista RV Resort (2)	RV	San Diego	CA	—	237	N/A		N/A
Friendly Village of La Habra	MH	La Habra	CA	330	—	99.7%		99.7%
Friendly Village of Modesto	MH	Modesto	CA	289	—	98.6%		97.2%
Friendly Village of Simi	MH	Simi Valley	CA	222	—	100.0%		100.0%
Friendly Village of West Covina	MH	West Covina	CA	157	—	100.0%		100.0%
Heritage	MH	Temecula	CA	196	—	100.0%		100.0%
Indian Wells RV Resort (2)	RV	Indio	CA	158	144	100.0%		100.0%
Jellystone Park™ at Tower Park (2)	RV	Lodi	CA	—	360	N/A		N/A
Lakefront	MH	Lakeside	CA	295	—	100.0%		99.7%
Lazy J Ranch	MH	Arcata	CA	220	—	98.6%		99.1%
Lemon Wood	MH	Ventura	CA	231	—	99.6%		100.0%
Napa Valley	MH	Napa	CA	257	—	100.0%		100.0%
Oak Creek	MH	Coarsegold	CA	198	—	98.0%		97.0%
Ocean West	MH	McKinleyville	CA	130	—	99.2%		97.7%
Palos Verdes Shores MH & Golf Community	MH	San Pedro	CA	242	—	100.0%		100.0%
Pembroke Downs	MH	Chino	CA	163	—	100.0%		100.0%
Pismo Dunes RV Resort (2)	RV	Pismo Beach	CA	330	1	100.0%		100.0%
Rancho Alipaz	MH	San Juan Capistrano	CA	132	—	100.0%		99.2%
Rancho Caballero	MH	Riverside	CA	303	—	100.0%		99.7%
Royal Palms	MH	Cathedral City	CA	439	—	95.7%		99.6%
Royal Palms RV Resort	RV	Cathedral City	CA	38	—	100.0%		100.0%
The Colony	MH	Oxnard	CA	150	—	100.0%		100.0%
The Sands RV & Golf Resort (2)	RV	Desert Hot Springs	CA	244	270	100.0%		100.0%
Vallecito	MH	Newbury Park	CA	303	—	100.0%		100.0%
Victor Villa	MH	Victorville	CA	287	—	99.0%		99.0%
Vines RV Resort (2)	RV	Paso Robles	CA	—	130	N/A		N/A

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/19	Transient RV Sites as of 12/31/19	Occupancy as of 12/31/19		Occupancy as of 12/31/18
Vista del Lago	MH	Scotts Valley	CA	202	—	100.0%		100.0%
Wine Country RV Resort (2)	RV	Paso Robles	CA	—	203	N/A		N/A
California Total				5,981	1,952	99.3%		99.3%

Arizona
Blue Star / Lost Dutchman	MH	Apache Junction	AZ	175	—	96.6%		95.9%
Blue Star / Lost Dutchman RV Resort (2)	RV	Apache Junction	AZ	97	103	100.0%		100.0%
Brentwood West	MH	Mesa	AZ	350	—	99.1%		98.9%
Buena Vista	MH	Buckeye	AZ	400	—	75.5%		N/A	(5)
Desert Harbor	MH	Apache Junction	AZ	205	—	99.5%		99.5%
Fiesta Village	MH	Mesa	AZ	154	—	85.1%		83.8%
Fiesta Village RV Resort (2)	RV	Mesa	AZ	2	8	100.0%		100.0%
La Casa Blanca	MH	Apache Junction	AZ	198	—	100.0%		100.0%
Leaf Verde RV Resort (2)	RV	Buckeye	AZ	—	377	N/A		N/A
Mountain View	MH	Mesa	AZ	170	—	97.6%		99.4%
Palm Creek Golf	MH	Casa Grande	AZ	506	—	60.7%	(1)	57.0%	(1)
Palm Creek Golf & RV Resort (2)	RV	Casa Grande	AZ	926	909	100.0%		100.0%
Rancho Mirage	MH	Apache Junction	AZ	312	—	100.0%		100.0%
Reserve at Fox Creek	MH	Bullhead City	AZ	311	—	99.0%		97.7%
Sun Valley	MH	Apache Junction	AZ	268	—	95.9%		94.0%
Verde Plaza	MH	Tucson	AZ	189	—	87.8%		93.1%
Arizona Total				4,263	1,397	91.3%		92.4%

Colorado
Cave Creek	MH	Evans	CO	447	—	98.9%		98.7%
Eagle Crest	MH	Firestone	CO	441	—	99.5%		99.8%
Jellystone Park™ at Larkspur (2)	RV	Lakespur	CO	—	—	N/A		N/A
North Point Estates	MH	Pueblo	CO	108	—	99.1%		97.2%
River Run Ranch	MH	Granby	CO	36	—	2.8%	(1)	—%
River Run Ranch RV Resort (2)	RV	Granby	CO	—	291	N/A		N/A
Skyline	MH	Fort Collins	CO	170	—	97.6%		100.0%
Smith Creek Crossing	MH	Granby	CO	52	—	5.8%	(1)	—%
Swan Meadow Village	MH	Dillon	CO	175	—	100.0%		99.4%
The Grove at Alta Ridge	MH	Thornton	CO	409	—	99.5%		99.5%
Timber Ridge	MH	Fort Collins	CO	585	—	99.5%		99.7%
Colorado Total				2,423	291	95.8%		99.4%

OTHER
Pandion Ridge RV Resort (2)	RV	Orange Beach	AL	—	142	N/A		N/A
Beechwood	MH	Killingworth	CT	297	—	98.7%		N/A	(5)
Cedar Springs	MH	Southington	CT	190	—	90.0%		N/A	(5)
Forest Hill	MH	Southington	CT	188	—	97.9%		N/A	(5)
Grove Beach	MH	Westbrook	CT	136	—	97.8%		N/A	(5)
Hillcrest	MH	Uncasville	CT	208	—	98.1%		N/A	(5)
Lakeside	MH	Terryville	CT	76	—	93.4%		N/A	(5)
Lakeview CT	MH	Danbury	CT	179	—	86.6%		N/A	(5)
Laurel Heights	MH	Uncasville	CT	49	—	98.0%		N/A	(5)
Marina Cove	MH	Uncasville	CT	25	—	80.0%		N/A	(5)
Millwood	MH	Uncasville	CT	45	—	—%	(1)	N/A	(5)

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/19	Transient RV Sites as of 12/31/19	Occupancy as of 12/31/19	Occupancy as of 12/31/18
New England Village	MH	Westbrook	CT	60	—	100.0%	N/A	(5)
Oak Grove	MH	Plainville	CT	45	—	100.0%	N/A	(5)
Rolling Hills	MH	Storrs	CT	200	—	79.5%	N/A	(5)
Seaport RV Resort (2)	RV	Old Mystic	CT	36	113	100.0%	100.0%
Three Gardens	MH	Southington	CT	135	—	89.6%	N/A	(5)
Yankee Village	MH	Old Saybrook	CT	23	—	100.0%	N/A	(5)
High Point Park	MH	Frederica	DE	409	—	97.3%	96.3%
Leisure Point Resort	MH	Millsboro	DE	201	—	90.0%	N/A	(5)
Leisure Point RV Resort (2)	RV	Millsboro	DE	277	24	100.0%	—%
Massey’s Landing RV Resort (2)	RV	Millsboro	DE	—	291	—%	—%
Sea Air Village	MH	Rehoboth Beach	DE	373	—	99.2%	100.0%
Sea Air Village RV Resort (2)	RV	Rehoboth Beach	DE	119	15	100.0%	100.0%
Countryside Village of Atlanta	MH	Lawrenceville	GA	261	—	100.0%	87.4%	(1)
Countryside Village of Gwinnett	MH	Buford	GA	331	—	99.1%	98.2%
Countryside Village of Lake Lanier	MH	Buford	GA	548	—	99.8%	99.5%
Wymberly	MH	Martinez	GA	215	—	99.5%	N/A	(5)
Autumn Ridge	MH	Ankeny	IA	413	—	97.1%	96.6%
Candlelight Village	MH	Sauk Village	IL	309	—	92.2%	93.2%
Maple Brook	MH	Matteson	IL	441	—	99.3%	99.5%
Oak Ridge	MH	Manteno	IL	426	—	95.1%	93.2%
Sunset Lakes RV Resort (2)	RV	Hillsdale	IL	225	273	100.0%	100.0%
Wildwood Community	MH	Sandwich	IL	476	—	98.7%	99.2%
Reunion Lake RV Resort (2)	RV	Ponchatoula	LA	—	201	—%	—%
Campers Haven RV Resort (2)	RV	Dennisport	MA	224	41	100.0%	100.0%
Peter's Pond RV Resort (2)	RV	Sandwich	MA	328	78	100.0%	100.0%
Castaways RV Resort & Campground (2)	RV	Berlin	MD	1	392	100.0%	100.0%
Fort Whaley RV Resort & Campground (2)	RV	Whaleyville	MD	—	183	N/A	N/A
Frontier Town RV Resort & Campground (2)	RV	Berlin	MD	—	685	N/A	N/A
Hyde Park	MH	Easton	MD	240	—	98.3%	N/A	(5)
Jellystone Park™ at Maryland (2)	RV	Williamsport	MD	—	228	N/A	N/A
Southside Landing	MH	Cambridge	MD	96	—	81.3%	N/A	(5)
Hid'n Pines RV Resort (2)	RV	Old Orchard Beach	ME	66	255	100.0%	N/A
Maplewood Manor	MH	Brunswick	ME	296	—	98.3%	99.7%
Merrymeeting	MH	Brunswick	ME	43	—	100.0%	93.0%
Saco / Old Orchard Beach KOA (2)	RV	Saco	ME	—	191	N/A	N/A
Town & Country Village	MH	Lisbon	ME	144	—	97.9%	95.8%
Wagon Wheel RV Resort & Campground (2)	RV	Old Orchard Beach	ME	237	49	100.0%	100.0%
Wild Acres RV Resort & Campground (2)	RV	Old Orchard Beach	ME	314	316	100.0%	100.0%
Southern Hills / Northridge Place	MH	Stewartville	MN	475	—	98.5%	98.1%	(1)
Pin Oak Parc	MH	O'Fallon	MO	502	—	99.2%	98.0%
Southfork	MH	Belton	MO	474	—	67.7%	68.6%
Countryside Village	MH	Great Falls	MT	226	—	94.7%	97.3%
Coastal Plantation	MH	Hampstead	NC	101	—	100.0%	N/A	(5)
Fort Tatham RV Resort & Campground (2)	RV	Sylva	NC	59	31	100.0%	100.0%
Glen Laurel	MH	Concord	NC	260	—	100.0%	99.2%
Jellystone Park™ at Golden Valley (2)	RV	Bostic	NC	—	182	N/A	N/A
Meadowbrook	MH	Charlotte	NC	321	—	100.0%	99.7%
Brook Ridge	MH	Hooksett	NH	91	—	100.0%	N/A	(5)
Crestwood	MH	Concord	NH	320	—	98.4%	N/A	(5)

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/19	Transient RV Sites as of 12/31/19	Occupancy as of 12/31/19		Occupancy as of 12/31/18
Farmwood Village	MH	Dover	NH	159	—	98.7%		N/A	(5)
Glen Ellis Family Campground (2)	RV	Glen	NH	40	238	100.0%		N/A	(5)
Hannah Village	MH	Lebanon	NH	81	—	100.0%		N/A	(5)
Hemlocks	MH	Tilton	NH	103	—	99.0%		N/A	(5)
Mi-Te-Jo Campground (2)	RV	Milton	NH	107	117	100.0%		100.0%
River Pines	MH	Nashua	NH	480	—	98.8%		N/A	(5)
Strafford / Lake Winnipesaukee South KOA	RV	Strafford	NH	—	—	N/A		N/A
Westward Shores Cottages & RV Resort (2)	RV	West Ossipee	NH	386	114	100.0%		100.0%
Big Timber Lake RV Camping Resort	RV	Cape May Court House	NJ	325	203	100.0%		100.0%
Cape May Crossing	MH	Cape May	NJ	28	—	100.0%		100.0%
Deep Run	MH	Cream Ridge	NJ	243	—	100.0%		N/A	(5)
Driftwood RV Resort & Campground (2)	RV	Clemont	NJ	630	77	100.0%		100.0%
Lake Laurie RV and Camping Resort	RV	Cape May	NJ	374	255	100.0%		100.0%
Long Beach RV Resort & Campground (2)	RV	Barnegat	NJ	170	44	100.0%		100.0%
Seashore Campsites & RV Resort (2)	RV	Cape May	NJ	434	242	100.0%		100.0%
Shady Pines	MH	Galloway Twp.	NJ	39	—	100.0%		100.0%
Shady Pines RV Resort (2)	RV	Galloway Twp.	NJ	52	43	100.0%		100.0%
Sun Villa Estates	MH	Reno	NV	324	—	99.7%		99.7%
Adirondack Gateway RV Resort & Campground (2)	RV	Gansevoort	NY	302	40	100.0%		100.0%
Cherrywood	MH	Clinton	NY	176	—	80.7%		N/A	(5)
Jellystone Park™ at Birchwood Acres	MH	Greenfield Park	NY	1	—	100.0%		100.0%
Jellystone Park™ at Birchwood Acres RV Resort (2)	RV	Greenfield Park	NY	103	201	100.0%		100.0%
Jellystone Park™ at Gardiner (2)	RV	Gardiner	NY	—	338	N/A		N/A
Jellystone Park™ of Western New York (2)	RV	North Java	NY	15	344	100.0%		100.0%
Parkside Village	MH	Cheektowaga	NY	156	—	100.0%		100.0%
Sky Harbor	MH	Cheektowaga	NY	522	—	98.3%		96.7%
The Villas at Calla Pointe	MH	Cheektowaga	NY	116	—	100.0%		98.3%
Country Village Estates	MH	Oregon City	OR	518	—	99.8%		N/A	(5)
Forest Meadows	MH	Philomath	OR	75	—	100.0%		98.7%
Oceanside RV Resort & Campground (2)	RV	Coos Bay	OR	—	86	N/A		N/A
Woodland Park Estates	MH	Eugene	OR	398	—	100.0%		99.7%
Countryside Estates	MH	Mckean	PA	304	—	95.4%		98.0%
Jellystone Park™ at Quarryville (2)	RV	Quarryville	PA	—	256	N/A		N/A
Lake in Wood RV Resort (2)	RV	Narvon	PA	276	145	100.0%		100.0%
Pheasant Ridge	MH	Lancaster	PA	553	—	100.0%		100.0%
Carolina Pines RV Resort (2)	RV	Conway	SC	75	420	100.0%		—%
Country Lakes	MH	Little River	SC	136	—	95.6%		N/A	(5)
Crossroads	MH	Aiken	SC	171	—	25.7%		N/A	(5)
Crossroads RV Resort (2)	RV	Aiken	SC	17	5	100.0%		—%
Lakeside Crossing	MH	Conway	SC	688	—	76.6%	(1)	82.7%	(1)
Ocean Pines	MH	Garden City	SC	579	—	99.5%		N/A	(5)
Southern Palms	MH	Ladson	SC	194	—	100.0%		N/A	(5)
Bell Crossing	MH	Clarksville	TN	237	—	98.7%		97.5%
Jellystone Park™ at Memphis (2)	RV	Horn Lake	TN	—	155	N/A		N/A
River Plantation RV Resort (2)	RV	Sevierville	TN	—	308	N/A		N/A
Archview RV Resort & Campground (2)	RV	Moab	UT	—	113	N/A		N/A
Canyonlands RV Resort & Campground (2)	RV	Moab	UT	—	131	N/A		N/A
Moab Valley RV Resort & Campground (2)	RV	Moab	UT	—	131	N/A		N/A
Pony Express RV Resort & Campground (2)	RV	North Salt Lake	UT	—	185	N/A		N/A

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/19	Transient RV Sites as of 12/31/19	Occupancy as of 12/31/19		Occupancy as of 12/31/18
Slickrock RV Resort & Campground (2)	RV	Moab	UT	—	193	N/A		N/A
Chincoteague Island KOA RV Resort (3)	RV	Chincoteague	VA	—	—	N/A		N/A
Gwynn's Island RV Resort & Campground (2)	RV	Gwynn	VA	107	22	100.0%		100.0%
Jellystone Park™ at Luray (2)	RV	East Luray	VA	—	255	N/A		N/A
New Point RV Resort (2)	RV	New Point	VA	277	47	100.0%		100.0%
Pine Ridge	MH	Prince George	VA	376	—	90.2%	(1)	82.4%	(1)
Sunset Beach RV Resort (3)	RV	Cape Charles	VA	—	—	N/A		N/A
Thunderhill Estates	MH	Sturgeon Bay	WI	266	—	98.5%		93.6%
Westward Ho RV Resort & Campground (2)	RV	Glenbeulah	WI	225	97	100.0%		100.0%
Other Total				22,572	8,495	96.0%		96.7%

US TOTAL / AVERAGE				115,846	20,477	96.3%		96.0%

CANADA
Arran Lake RV Resort & Campground (2)	RV	Allenford	ON	166	23	100.0%		100.0%
Craigleith RV Resort & Campground (2)	RV	Clarksburg	ON	85	26	100.0%		100.0%
Deer Lake RV Resort & Campground (2)	RV	Huntsville	ON	179	62	100.0%		100.0%
Grand Oaks RV Resort & Campground (2)	RV	Cayuga	ON	234	44	100.0%		100.0%
Gulliver's Lake RV Resort & Campground (2)	RV	Millgrove	ON	198	—	100.0%		100.0%
Hidden Valley RV Resort & Campground (2)	RV	Normandale	ON	204	41	100.0%		100.0%
Lafontaine RV Resort & Campground (2)	RV	Tiny	ON	210	53	100.0%		100.0%
Lake Avenue RV Resort & Campground (2)	RV	Cherry Valley	ON	124	12	100.0%		100.0%
Pickerel Park RV Resort & Campground (2)	RV	Napanee	ON	148	61	100.0%		100.0%
Sherkston Shores Beach Resort & Campground (2)	RV	Sherkston	ON	1,454	327	100.0%		100.0%
Silver Birches RV Resort & Campground (2)	RV	Lambton Shores	ON	133	29	100.0%		100.0%
Trailside RV Resort & Campground (2)	RV	Seguin	ON	197	40	100.0%		100.0%
Willow Lake RV Resort & Campground (2)	RV	Scotland	ON	371	2	100.0%		100.0%
Willowood RV Resort & Campground (2)	RV	Amherstburg	ON	139	188	100.0%		100.0%
Woodland Lake RV Resort & Campground (2)	RV	Bornholm	ON	189	31	100.0%		100.0%
CANADA TOTAL / AVERAGE				4,031	939	100.0%		100.0%

COMPANY TOTAL / AVERAGE				119,877	21,416	96.4%		96.1%
(1) Occupancy in these Properties reflects the fact that these communities are in a lease-up phase following an expansion, redevelopment or initial construction.
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
(3) We have an ownership interest in Sunset Beach, Strafford, and Chincoteague Island, but do not maintain and operate the property.
(4) Occupancy in these Properties at 12/31/2019 reflects redevelopment following asset impairments resulting from Hurricane Irma in September 2017.
(5) No occupancy in 2018 as communities were acquired in 2019.

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

Market Information

Our common stock has been listed on the NYSE since December 8, 1993, and traded under the symbol “SUI”. On February 13, 2020, the closing share price of our common stock was 165.97 per share on the NYSE, and there were 283 holders of record for the 93,319,200 outstanding shares of common stock.

On February 13, 2020, the following OP units of the Operating Partnership were outstanding:

OP Units	OP units issued and outstanding	Exchangeable shares of common stock
Aspen preferred OP units	1,283,819	399,872
Series A-1 preferred OP units	307,634	750,327
Series C preferred OP units	310,424	344,571
Series D preferred OP units	488,958	391,166
Series E preferred OP units	90,000	62,069
Series A-3 preferred OP units	40,268	74,917
Common OP units	2,408,210	2,408,210
	4,929,313	4,431,132

We have historically paid regular quarterly distributions to holders of our common stock and common OP units. In addition, we are obligated to make distributions to holders of shares of Aspen preferred OP units, Series A-1 preferred OP units, Series C preferred OP units, Series D preferred OP units, Series E preferred OP units, and Series A-3 preferred OP units. See “Structure of the Company” under Part I, Item 1 of this Annual Report on Form 10-K. Our ability to make distributions on our common stock and preferred OP units, payments on our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. The decision to declare and pay distributions on shares of our common stock and common OP units in the future, as well as the timing, amount, and composition of any such future distributions, will be at the sole discretion of our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions, general overall economic conditions, and other factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table reflects information about the securities authorized for issuance under our equity compensation plans as of December 31, 2019:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,500	$37.35	974,864
Equity compensation plans not approved by stockholders	—	—	—
Total	1,500	—	974,864

SUN COMMUNITIES, INC.

Recent Sales of Unregistered Securities

From time to time, we may issue shares of common stock in exchange for OP units that may be tendered to the Operating Partnership for redemption in accordance with the terms and provisions of the limited partnership agreement of the Operating Partnership. Such shares are issued based on the exchange ratios and formulas described in “Structure of the Company” under Part I, Item 1 of this Annual Report on Form 10-K. Below is the activity of conversions for the quarter and year ended December 31, 2019:

		Three Months Ended December 31, 2019		Year Ended December 31, 2019
OP units	Conversion Rate	Units / Shares	Common Stock	Units / Shares	Common Stock
Common OP units	1.0000	42,471	42,471	485,629	485,629
Series A-1 preferred OP units	2.4390	6,975	17,007	22,707	55,370
Series A-4 preferred OP units	0.4444	—	—	4,708	2,092
Series A-4 preferred stock	0.4444	1,051,501	467,320	1,062,789	472,366
Series C preferred OP units	1.1100	—	—	4,014	4,455

In addition to the shares of common stock issued pursuant to OP unit conversions above, we issued 1,972,876 shares of common stock on October 30, 2019 in connection with an acquisition.

All of the securities described above were issued in private placements in reliance on Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder, based on certain investment representations made by the parties to whom the securities were issued. No underwriters were used in connection with any of such issuances.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of a broad market index composed of all issuers listed on the NYSE and an industry index comprised of 13 publicly traded REITs, for the five year period ending on December 31, 2019. This line graph assumes a $100 investment on December 31, 2014, a reinvestment of distributions and actual increase of the market value of our common stock relative to an initial investment of $100.The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Peer Group

We utilize peer group data for quantitative benchmarking against external market participants. We select our peer group based on a number of quantitative and qualitative factors including, but not limited to, revenues, total assets, market capitalization, industry, sub-industry, location, total shareholder return history, executive compensation components, and peer decisions made by other companies. From time to time, we update our peer group based on analysis of the aforementioned factors and application of judgment. During 2019, we updated our peer group, as shown in the “SUI New Peer Group” caption in the table below.

SUN COMMUNITIES, INC.

Sun Communities, Inc.

Total Return Performance
Sun Communities, Inc.
SNL U.S. REIT Residential Index
NYSE Composite Index
New Peer Group
Old Peer Group
Index Value
300
250
200
150
100
50
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

	Year Ended
Index	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
Sun Communities, Inc.	$100.00	$117.89	$136.51	$170.55	$192.54	$290.57
SNL U.S. REIT Residential Index	$100.00	$116.35	$122.15	$132.87	$135.24	$172.60
NYSE Composite Index	$100.00	$95.91	$107.36	$127.46	$116.06	$145.66
SUI New Peer Group (1)	$100.00	$118.97	$120.98	$128.53	$127.38	$159.20
SUI Old Peer Group (2)	$100.00	$114.52	$117.98	$120.65	$117.90	$146.89
(1) SUI new peer group includes: American Campus Communities, Inc., Apartment Investment and Management Company, AvalonBay Communities, Inc., Camden Property Trust, CubeSmart, Equity Lifestyles Properties, Inc., Essex Property Trust, Inc., Extra Space Storage Inc., Federal Realty Investment Trust, Invitation Homes, Inc., Mid-America Apartment Communities, Inc., The Macerich Company, and UDR, Inc.
(2) SUI old peer group included: American Campus Communities, Inc., Apartment Investment and Management Company, AvalonBay Communities, Inc., Brandywine Realty Trust, Camden Property Trust, CubeSmart, Equity Lifestyles Properties, Inc., Essex Property Trust, Inc., Federal Realty Investment Trust, Kimco Realty Corp., The Macerich Company, Mid-America Apartment Communities, Inc., UDR, Inc., and Weingarten Realty Investors.

The information included under the heading “Performance Graph” is not to be treated as “soliciting material” or as “filed” with the SEC, and is not incorporated by reference into any filing by the Company under the Securities Act or the Exchange Act that is made on, before or after the date of filing of this Annual Report on Form 10-K.

SUN COMMUNITIES, INC.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial information on a historical basis. The historical financial data has been derived from our historical financial statements. The following information should be read in conjunction with the information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and the Notes thereto. In addition to the results presented in accordance with GAAP below, we have provided funds from operations (“FFO”) as a supplemental performance measure. Refer to Non-GAAP Financial Measures in Item 7 below for additional information.

	Year Ended
	December 31, 2019	December 31, 2018 (1)	December 31, 2017 (1)	December 31, 2016 (1)	December 31, 2015 (1)
	(In thousands, except for share related data)
Financial Information
Total revenues	$1,264,037	$1,126,825	$982,570	$833,778	$674,731
Net income	$177,379	$120,158	$81,819	$31,471	$170,473
Net Income attributable to Sun Communities Inc. common stockholders	$160,265	$105,493	$65,021	$17,369	$137,325
Basic earnings per share	$1.80	$1.29	$0.85	$0.27	$2.53
Diluted earnings per share	$1.80	$1.29	$0.85	$0.26	$2.52

Cash distributions declared per common share	$3.00	$2.84	$2.68	$2.60	$2.60

FFO common stockholders and dilutive convertible securities	$440,687	$385,615	$320,119	$225,653	$192,128
Core FFO common stockholders and dilutive convertible securities	$456,932	$394,369	$337,384	$266,131	$210,559
FFO common stockholders and dilutive convertible securities per share - fully diluted	$4.75	$4.48	$3.95	$3.22	$3.31
Core FFO common stockholders and dilutive convertible securities per share - fully diluted	$4.92	$4.58	$4.17	$3.79	$3.63

Balance Sheets
Total assets	$7,802,060	$6,710,026	$6,111,957	$5,870,776	$4,181,799
Total debt	$3,434,402	$3,124,303	$3,079,238	$3,110,042	$2,336,297
Total liabilities	$3,848,104	$3,479,112	$3,405,204	$3,441,605	$2,562,421
(1) Financial information has been revised to reflect certain reclassifications in prior periods to conform to current period presentation.

SUN COMMUNITIES, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. As of December 31, 2019, we owned and operated or held an interest in a portfolio of 422 developed properties located in 33 states throughout the United States and one province in Canada, including 266 MH communities, 122 RV communities, and 34 properties containing both MH and RV sites. We have been in the business of acquiring, operating, developing, and expanding MH and RV communities since 1975. We lease individual sites with utility access for placement of manufactured homes and RVs to our customers. We are also engaged through SHS in the marketing, selling, and leasing of new and pre-owned homes to current and future residents in our communities. The operations of SHS support and enhance our occupancy levels, property performance, and cash flows.

EXECUTIVE SUMMARY

2019 Accomplishments

•	Total revenues for 2019 increased 12.2 percent to $1.3 billion.

•	Core FFO for 2019 was $4.92 per diluted share and OP unit, an increase of 7.4 percent over 2018.

•	Achieved Same Community NOI growth of 7.3 percent.

•	Gained 2,674 revenue producing sites.

•	Reached Same Community occupancy of 98.4 percent.

•	Brokered homes sales increased by 3.9 percent to 2,231 in 2019 as compared to 2,147 in 2018.

•
Achieved 1-year, 3-year and 5-year total shareholder return of 50.9 percent, 112.8 percent and 190.2 percent, respectively, outperforming the MSCI US REIT, Russell 1000, U.S. REIT Residential, and S&P 500 indexes.

•	Delivered 1,230 expansion sites in 16 communities.

•	Completed the construction of approximately 1,100 sites at four ground-up developments and one re-development community.

•	Acquired the Jensen Portfolio containing 31 MH communities in desirable areas along the Atlantic Coast.

•	Including the Jensen Portfolio, acquired 47 communities, totaling over 10,000 sites, for a total purchase price of $815.2 million.

Property Operations

Occupancy in our Properties, as well as our ability to increase rental rates, directly affect revenues. Our revenue streams are predominantly derived from customers renting our sites on a long-term basis. Our Same Community properties continue to achieve revenue and occupancy increases which drive continued NOI growth. We continue to sell homes at a high level in our communities and expect this trend to continue.

	Year Ended
Portfolio Information:	December 31, 2019	December 31, 2018	December 31, 2017
Occupancy % - Total Portfolio - MH and RV blended (1)	96.4%	96.1%	95.8%
Occupancy % - Same Community - MH and RV blended (1)(2)(3)	98.4%	98.0%	97.3%
Core FFO	$4.92	$4.58	$4.17
NOI - Total Portfolio (in thousands)	$597,406	$533,321	$479,662
NOI - Same Community (in thousands)	$558,296	$539,511	$386,807
Homes Sold	3,439	3,629	3,282
Number of Occupied Rental Homes	11,325	10,994	11,074
(1)  Occupancy percent includes annual RV sites and excludes transient RV sites.
(2) Occupancy percent excludes recently completed but vacant expansion sites.
(3) Same community is based on the as reported year end same community count for each respective year.

SUN COMMUNITIES, INC.

Acquisition Activity

During the past three years, we have completed acquisitions of over 75 properties with approximately 18,000 sites located in high growth areas and retirement and vacation destinations such as California, Florida, Texas, Arizona and the Eastern United States coastal areas.

During 2019, we acquired 47 (1) communities, as detailed below:

Community Name	Type	Sites	Development Sites	State	Month Acquired
Slickrock Campground	RV	193	—	UT	December
Pandion Ridge	RV	142	351	AL	November
Jensen Portfolio (2)	MH	5,230	466	Various	October
Glen Ellis	RV	244	40	NH	September
Leisure Point Resort (3)	MH / RV	502	—	DE	September
Reunion Lake	RV	202	69	LA	July
River Plantation	RV	309	—	TN	May
Massey’s Landing RV	RV	291	—	DE	February
Shelby Properties (4)	MH	1,308	—	MI	February
Buena Vista	MH	400	—	AZ	February
Country Village Estates (5)	MH	518	—	OR	January
Hid’n Pines RV	RV	321	—	ME	January
Hacienda del Rio	MH (Age-Restricted)	730	—	FL	January
	Total	10,390	926
(1) Refer to Note 3, “Acquisitions” for information on the Chula Vista, Chincoteague Island KOA RV Resort, and Strafford/Lake Winnipesaukee South KOA RV Resort ground leases not included in the table above.
(2) Contains 31 communities located in CT, GA, MD, NH, NJ, NY, NC and SC. In conjunction with the acquisition, we issued 1,972,876 shares of common stock, net of fractional shares paid in cash.
(3) Contains 201 MH sites and 301 RV sites.
(4) Contains two MH communities.
(5) In conjunction with the acquisition, we issued Series D Preferred OP units. As of December 31, 2019, 488,958 Series D Preferred OP units were outstanding.

Construction Activity

Ground-up Developments - During the year ended December 31, 2019, we constructed nearly 1,100 sites at four ground-up development communities and one re-development located in Colorado, Florida, North Carolina and South Carolina. We expect to construct 550 - 750 sites in 2020.

Expansions - We have been focused on expansion opportunities adjacent to our existing communities, and we have developed over 4,600 sites within the past three years. We have expanded approximately 1,230 sites at 16 communities in 2019. We continue to expand our Properties utilizing our inventory of owned and entitled land (approximately 10,300 sites available for development in 84 communities) and expect to construct 1,000 - 1,200 additional expansion sites in 2020.

Markets

Our Properties are largely concentrated in Florida, Michigan, Texas and California. We have expanded our market share in multiple states through recent acquisitions and increased our property holdings in high growth areas of the U.S. including retirement and vacation destinations.

We have also experienced strong revenue growth through recent acquisitions of RV communities. The age demographic of RV communities is attractive, as the population of retirement age baby boomers in the U.S. is growing. RV communities have become a trending vacation opportunity not only for the retiree population, but as an affordable vacation alternative for families and millennials.

SUN COMMUNITIES, INC.

The following table identifies our markets by total sites:

	December 31, 2019			December 31, 2018
Major Market	Number of Properties	Total Sites	% of Total Sites	Number of Properties	Total Sites	% of Total Sites
Florida	125	44,695	31.6%	124	43,791	34.1%
Michigan	72	28,475	20.2%	70	27,080	21.1%
Texas	23	9,238	6.5%	23	8,674	6.8%
California	31	7,933	5.6%	30	7,706	6.0%
Arizona	13	5,660	4.0%	12	5,259	4.1%
Ontario, Canada	15	4,970	3.5%	15	4,891	3.8%
Indiana	11	3,621	2.6%	11	3,608	2.8%
New Jersey	8	3,159	2.2%	7	2,916	2.3%
Ohio	9	2,920	2.1%	9	2,920	2.3%
Colorado	10	2,714	1.9%	8	2,472	1.9%
New York	8	2,314	1.6%	7	2,118	1.6%
South Carolina	6	2,285	1.6%	1	588	0.5%
New Hampshire	10	2,236	1.6%	2	682	0.5%
Illinois	5	2,150	1.5%	5	2,150	1.6%
Connecticut	16	2,005	1.4%	1	149	0.1%
Maine	7	1,911	1.4%	6	1,595	1.2%
Maryland	6	1,825	1.3%	4	1,382	1.1%
Delaware	4	1,709	1.2%	2	916	0.7%
Pennsylvania	4	1,534	1.1%	4	1,519	1.2%
Georgia	4	1,355	1.0%	3	1,140	0.9%
Virginia	6	1,084	0.8%	5	1,031	0.8%
Oregon	4	1,077	0.8%	3	561	0.4%
Missouri	2	976	0.7%	2	976	0.8%
North Carolina	5	954	0.7%	3	671	0.5%
Utah	5	753	0.5%	4	562	0.4%
Tennessee	3	700	0.5%	2	392	0.3%
Massachusetts	2	671	0.5%	2	679	0.5%
Wisconsin	2	588	0.4%	2	588	0.5%
Minnesota	1	475	0.3%	1	475	0.4%
Iowa	1	413	0.3%	1	413	0.3%
Nevada	1	324	0.2%	1	324	0.3%
Montana	1	226	0.2%	1	226	0.2%
Louisiana	1	201	0.1%	—	—	—%
Alabama	1	142	0.1%	—	—	—%
	422	141,293		371	128,454

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

Summary Statements of Operations

The following tables reconcile the Net income attributable to Sun Communities, Inc. common stockholders to NOI and summarize our consolidated financial results for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Net Income attributable to Sun Communities, Inc. common stockholders	$160,265	$105,493	$65,021
Other revenues	(31,984)	(27,057)	(24,874)
Home selling expenses	14,690	15,722	12,457
General and administrative expenses	93,964	81,429	83,973
Catastrophic weather related charges, net	1,737	92	8,352
Depreciation and amortization	328,067	287,262	261,536
Loss on extinguishment of debt	16,505	1,190	4,676
Interest expense	137,851	134,250	131,585
(Gain) / loss on remeasurement of marketable securities	(34,240)	3,639	—
Other (income) / expense, net	(3,457)	6,453	(8,982)
Income from nonconsolidated affiliates	(1,374)	(790)	—
Current tax expense	1,095	595	446
Deferred tax benefit	(222)	(507)	(582)
Preferred return to preferred OP units / equity	6,058	4,486	4,581
Amounts attributable to noncontrolling interests	9,768	8,443	5,055
Preferred stock distribution	1,288	1,736	7,162
NOI / Gross Profit	$700,011	$622,436	$550,406

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Real Property NOI	$597,406	$533,321	$479,662
Home Sales NOI / Gross Profit	47,579	42,698	32,294
Rental Program NOI	104,382	95,968	92,222
Ancillary NOI / Gross Profit	19,449	16,064	10,061
Site rent from Rental Program (included in Real Property NOI) (1)	(68,805)	(65,615)	(63,833)
NOI / Gross Profit	$700,011	$622,436	$550,406
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

SUN COMMUNITIES, INC.

Comparison of the Years Ended December 31, 2019, 2018 and 2017

Real Property Operations - Total Portfolio

The following tables reflect certain financial and other information for our Total Portfolio as of and for the years ended December 31, 2019, 2018 and 2017:

	Year Ended				Year Ended
Financial Information (in thousands)	December 31, 2019	December 31, 2018	Change	% Change	December 31, 2018	December 31, 2017	Change	% Change
Income from real property	$925,664	$825,973	$99,691	12.1%	$825,973	$742,228	$83,745	11.3%
Property operating expenses
Payroll and benefits	88,085	74,653	13,432	18.0%	74,653	67,075	7,578	11.3%
Legal, taxes, and insurance	10,778	9,524	1,254	13.2%	9,524	7,264	2,260	31.1%
Utilities	101,910	93,205	8,705	9.3%	93,205	83,550	9,655	11.6%
Supplies and repairs	34,663	28,594	6,069	21.2%	28,594	25,871	2,723	10.5%
Other	30,942	30,121	821	2.7%	30,121	26,518	3,603	13.6%
Real estate taxes	61,880	56,555	5,325	9.4%	56,555	52,288	4,267	8.2%
Property operating expenses	328,258	292,652	35,606	12.2%	292,652	262,566	30,086	11.5%
Real Property NOI	$597,406	$533,321	$64,085	12.0%	$533,321	$479,662	$53,659	11.2%

	As of				As of
Other Information	December 31, 2019	December 31, 2018		Change	December 31, 2018	December 31, 2017		Change
Number of properties	422	371		51	371	350		21

MH occupancy	95.5%
RV occupancy	100.0%
MH & RV blended occupancy (1)	96.4%	96.1%		0.3%	96.1%	95.8%		0.3%

Sites available for development	10,293	11,258		(965)	11,258	9,617		1,641

Monthly base rent per site - MH	$571	$554		$17	$554	$533		$21
Monthly base rent per site - RV (2)	$485	$458	(3)	$27	$455	$435	(3)	$20
Monthly base rent per site - Total	$551	$532	(3)	$19	$532	$512	(3)	$20
(1)  Overall occupancy percentage includes MH and annual RV sites and excludes transient RV sites.
(2) Monthly base rent pertains to annual RV sites and excludes transient RV sites.
(3) Canadian currency figures included within the year ended December 31, 2018 and 2017 have been translated at 2019 and 2018 average exchange rates, respectively.

The $64.1 million increase in Real Property NOI from 2018 to 2019 consists of $38.0 million from Same Communities as detailed below and $26.1 million from recently acquired properties in the year ended December 31, 2019 as compared to 2018.

The $53.7 million increase in Real Property NOI from 2017 to 2018 consists of $35.6 million from Same Communities as detailed below and $18.1 million from recently acquired properties in the years ended December 31, 2018 as compared to 2017.

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

	Year Ended				Year Ended
Financial Information (in thousands)	December 31, 2019	December 31, 2018	Change	% Change	December 31, 2018	December 31, 2017	Change	% Change
Income from real property (1)	$805,982	$758,853	$47,129	6.2%	$770,470	$724,196	$46,274	6.4%
Property operating expenses
Payroll and benefits	72,519	68,630	3,889	5.7%	66,502	65,524	978	1.5%
Legal, taxes, and insurance	9,579	9,212	367	4.0%	9,026	7,152	1,874	26.2%
Utilities	58,044	57,309	735	1.3%	54,949	51,480	3,469	6.7%
Supplies and repairs (2)	30,025	27,158	2,867	10.6%	26,476	25,347	1,129	4.5%
Other	19,966	20,535	(569)	(2.8)%	19,908	19,091	817	4.3%
Real estate taxes	57,553	55,667	1,886	3.4%	54,098	51,695	2,403	4.6%
Property operating expenses	247,686	238,511	9,175	3.8%	230,959	220,289	10,670	4.8%
Real Property NOI	$558,296	$520,342	$37,954	7.3%	$539,511	$503,907	$35,604	7.1%

	As of				As of
Other Information	December 31, 2019	December 31, 2018		Change	December 31, 2018	December 31, 2017		Change
Number of properties	345	345		—	336	336		—

MH occupancy (3)	97.9%				97.4%
RV occupancy (3)	100.0%				100.0%
MH & RV blended occupancy (3)	98.4%	96.2%	(4)	2.2%	98.0%	95.8%	(4)	2.2%

Sites available for development	6,314	7,348		(1,034)	7,348	5,087		2,261

Monthly base rent per site - MH	$577	$554		$23	$554	$533		$21
Monthly base rent per site - RV (5)	$489	$461		$28	$455	$431		$24
Monthly base rent per site - Total	$557	$533		$24	$532	$511		$21
(1) The Company adopted ASC 842, the new lease accounting standard, as of January 1, 2019 which required the reclassification of bad debt expense from Property operating expense to Income from real property. To assist with comparability within Same Community results, bad debt expense has been reclassified to be shown as a reduction of Income from real property for all periods presented.
(2) For the comparative periods December 31, 2019 and 2018, the year ended 2018 excludes $0.7 million of expenses incurred for recently acquired properties to bring the properties up to our operating standards. For the comparative periods December 31, 2018 and 2017, the year ended 2017 excludes $2.6 million of expenses incurred for recently acquired properties to bring the properties up to our operating standards. These costs did not meet the Company’s capitalization policy.
(3) The occupancy percentages include MH and annual RV sites and exclude recently completed but vacant expansion sites and transient RV sites.
(4) The occupancy percentages for 2018 and 2017 have been adjusted to reflect incremental growth period-over-period from filled MH expansion sites and the conversion of transient RV sites to annual RV sites.
(5) Monthly base rent pertains to annual RV sites and excludes transient RV sites.

SUN COMMUNITIES, INC.

Year ended December 31, 2019 and 2018

The Same Community data includes all properties which we have owned and operated continuously since January 1, 2018, exclusive of properties under construction. The amounts in the table above reflect constant currency for comparative purposes. Canadian currency figures included within the year ended December 31, 2018 have been translated at 2019 average exchange rates. We have reclassified $34.7 million and $32.7 million for the years ended December 31, 2019 and 2018, respectively, to reflect the utility expenses associated with our Same Community portfolio net of recovery.

The 7.3 percent growth in NOI is primarily due to increased Income from real property of $47.1 million, or 6.2 percent. The 6.2 percent increase is primarily attributable to a 2.2 percent increase in MH & RV blended occupancy and a 4.5 percent increase in total monthly base rent per site when compared to 2018. The increase in Income from real property was partially offset by a $9.2 million, or 3.8 percent, increase in Property operating expenses, primarily attributable to increases in payroll and benefits, supplies and repairs and real estate taxes.

Year ended December 31, 2018 and 2017

The Same Community data includes all properties which we have owned and operated continuously since January 1, 2017, exclusive of properties under construction. The amounts in the table above reflect constant currency for comparative purposes. Canadian currency figures included within the year ended December 31, 2017 have been translated at 2018 average exchange rates. We have reclassified $32.2 million and $30.6 million for the years ended December 31, 2018 and 2017, respectively, to reflect the utility expenses associated with our Same Community portfolio net of recovery.

The 7.1 percent growth in NOI is primarily due to a 6.4 percent increase in Income from real property. The 6.4 percent increase in Income from real property is primarily due to a 2.2 percent increase in MH & RV blended occupancy and a 4.1 percent increase in total monthly base rent per site. The increase in Income from real property was partially offset by a 4.8 percent increase in Property operating expenses compared to 2017, which was primarily due to higher utilities, real estate taxes, and legal, taxes, and insurance in 2018.

SUN COMMUNITIES, INC.

Home Sales Summary

We purchase new homes and acquire pre-owned and repossessed manufactured homes, generally located within our communities, from lenders, dealers, and former residents to lease or sell to current and prospective residents.

The following table reflects certain financial and statistical information for our Home Sales Program for the years ended December 31, 2019, 2018 and 2017 (in thousands, except for average selling prices and statistical information):

	Year Ended				Year Ended
Financial Information	December 31, 2019	December 31, 2018	Change	% Change	December 31, 2018	December 31, 2017	Change	% Change
New homes
New home sales	$71,760	$59,578	$12,182	20.4%	$59,578	$36,915	$22,663	61.4%
New home cost of sales	61,557	51,913	9,644	18.6%	51,913	31,578	20,335	64.4%
NOI / Gross Profit – new homes	$10,203	$7,665	$2,538	33.1%	$7,665	$5,337	$2,328	43.6%
Gross margin % – new homes	14.2%	12.9%	1.3%		12.9%	14.5%	(1.6)%
Average selling price – new homes	$125,674	$113,266	$12,408	11.0%	$113,266	$101,975	$11,291	11.1%

Pre-owned homes
Pre-owned home sales	$110,176	$106,453	$3,723	3.5%	$106,453	$90,493	$15,960	17.6%
Pre-owned home cost of sales	72,800	71,420	1,380	1.9%	71,420	63,536	7,884	12.4%
NOI / Gross Profit – pre-owned homes	$37,376	$35,033	$2,343	6.7%	$35,033	$26,957	$8,076	30.0%
Gross margin % – pre-owned homes	33.9%	32.9%	1.0%		32.9%	29.8%	3.1%
Average selling price – pre-owned homes	$38,416	$34,306	$4,110	12.0%	$34,306	$30,991	$3,315	10.7%

Total home sales
Revenue from home sales	$181,936	$166,031	$15,905	9.6%	$166,031	$127,408	$38,623	30.3%
Cost of home sales	134,357	123,333	11,024	8.9%	123,333	95,114	28,219	29.7%
NOI / Gross Profit – home sales	$47,579	$42,698	$4,881	11.4%	$42,698	$32,294	$10,404	32.2%

Statistical Information
New home sales volume	571	526	45	8.6%	526	362	164	45.3%
Pre-owned home sales volume	2,868	3,103	(235)	(7.6)%	3,103	2,920	183	6.3%
Total home sales volume	3,439	3,629	(190)	(5.2)%	3,629	3,282	347	10.6%

Gross Profit - new homes - For the year ended December 31, 2019, the $2.5 million, or 33.1 percent, increase in gross profit is primarily the result of a 8.6 percent increase in new home sales volume coupled with a 11.0 percent increase in the average selling price, as compared to 2018.
For the year ended December 31, 2018, the $2.3 million, or 43.6 percent, increase in gross profit is primarily the result of a 45.3 percent increase in new home sales volume coupled with a 11.1 percent increase in the average selling price, as compared to 2017.
Gross Profit - pre-owned homes - For the year ended December 31, 2019, the $2.3 million, or 6.7 percent, increase in gross profit is primarily the result of a 12.0 percent increase in the average selling price, which is partially offset by a 7.6 percent decrease in pre-owned home sales volume, as compared to 2018.
For the year ended December 31, 2018, the $8.1 million, or 30.0 percent, increase in gross profit is primarily the result of a 10.7 percent increase in the average selling price coupled with a 6.3 percent increase in pre-owned home sales volume as compared to 2017.

SUN COMMUNITIES, INC.

Rental Program Summary

The following table reflects certain financial and other information for our Rental Program for the years ended December 31, 2019, 2018 and 2017 (in thousands, except for statistical information):

	Year Ended				Year Ended
Financial Information	December 31, 2019	December 31, 2018	Change	% Change	December 31, 2018	December 31, 2017	Change	% Change
Revenues
Rental home revenue	$57,572	$53,657	$3,915	7.3%	$53,657	$50,549	$3,108	6.1%
Site rent from Rental Program (1)	68,805	65,615	3,190	4.9%	65,615	63,833	1,782	2.8%
Rental Program revenue	126,377	119,272	7,105	6.0%	119,272	114,382	4,890	4.3%
Expenses
Repairs and refurbishment	12,591	10,456	2,135	20.4%	10,456	9,864	592	6.0%
Taxes and insurance	7,488	6,425	1,063	16.5%	6,425	6,149	276	4.5%
Other	1,916	6,423	(4,507)	(70.2)%	6,423	6,147	276	4.5%
Rental Program operating and maintenance	21,995	23,304	(1,309)	(5.6)%	23,304	22,160	1,144	5.2%
Rental Program NOI	$104,382	$95,968	$8,414	8.8%	$95,968	$92,222	$3,746	4.1%

Other Information
Number of sold rental homes	1,140	1,122	18	1.6%	1,122	1,168	(46)	(3.9)%
Number of occupied rentals, end of period	11,325	10,994	331	3.0%	10,994	11,074	(80)	(0.7)%
Investment in occupied rental homes, end of period	$584,771	$530,006	$54,765	10.3%	$530,006	$494,945	$35,061	7.1%
Weighted average monthly rental rate, end of period	$997	$949	$48	5.1%	$949	$901	$48	5.3%
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

For the year ended December 31, 2019, Rental Program NOI increased $8.4 million, or 8.8 percent, as compared to 2018. The increase is primarily due to (a) an increase in Rental Program revenue of $7.1 million, or 6.0 percent, primarily attributable to a 5.1 percent increase in the weighted average monthly rental rate and a 3.0 percent increase in the number of occupied rentals, and (b) a decrease in Rental Program operating and maintenance expenses of $1.3 million, or 5.6 percent, resulting primarily from the capitalization of commission expenses under ASC 842 in the year ended December 31, 2019 as compared to 2018.

For the year ended December 31, 2018, Rental Program NOI increased $3.7 million, or 4.1 percent, as compared to 2017. The increase is primarily due to (a) an increase in Rental Program revenue of $4.9 million, or 4.3 percent, primarily attributable to a 5.3 percent increase in weighted average monthly rental rates, partially offset by (b) an increase in Rental Program operating and maintenance expenses of $1.1 million, or 5.2 percent, primarily due to higher repairs and refurbishment expense in 2018 as compared to 2017.

SUN COMMUNITIES, INC.

Other Items - Statements of Operations (1)

The following table summarizes other income and expenses for the years ended December 31, 2019, 2018 and 2017 (amounts in thousands):

	Year Ended				Year Ended
	December 31, 2019	December 31, 2018	Change	% Change	December 31, 2018	December 31, 2017	Change	% Change
Ancillary revenues, net	$19,449	$16,064	$3,385	21.1%	$16,064	$10,061	$6,003	59.7%
Interest income	$17,857	$20,852	$(2,995)	(14.4)%	$20,852	$21,179	$(327)	(1.5)%
Brokerage commissions and other revenues, net	$14,127	$6,205	$7,922	127.7%	$6,205	$3,695	$2,510	67.9%
Home selling expenses	$14,690	$15,722	$(1,032)	(6.6)%	$15,722	$12,457	$3,265	26.2%
General and administrative expenses	$93,964	$81,429	$12,535	15.4%	$81,429	$83,973	$(2,544)	(3.0)%
Catastrophic weather related charges, net	$1,737	$92	$1,645	1,788.0%	$92	$8,352	$(8,260)	(98.9)%
Depreciation and amortization	$328,067	$287,262	$40,805	14.2%	$287,262	$261,536	$25,726	9.8%
Loss on extinguishment of debt	$16,505	$1,190	$15,315	1,287.0%	$1,190	$4,676	$(3,486)	(74.6)%
Interest expense (2)	$137,851	$134,250	$3,601	2.7%	$134,250	$131,585	$2,665	2.0%
Gain / (loss) on remeasurement of marketable securities	$34,240	$(3,639)	$37,879	(1,040.9)%	$(3,639)	$—	$(3,639)	N/A
Other income / (expense), net	$3,457	$(6,453)	$9,910	(153.6)%	$(6,453)	$8,982	$(15,435)	(171.8)%
Income from nonconsolidated affiliates	$1,374	$790	$584	73.9%	$790	$—	$790	N/A
Current tax expense	$(1,095)	$(595)	$(500)	84.0%	$(595)	$(446)	$(149)	33.4%
Deferred tax benefit	$222	$507	$(285)	(56.2)%	$507	$582	$(75)	(12.9)%
Preferred return to preferred OP units / equity	$6,058	$4,486	$1,572	35.0%	$4,486	$4,581	$(95)	(2.1)%
Amounts attributable to noncontrolling interests	$9,768	$8,443	$1,325	15.7%	$8,443	$5,055	$3,388	67.0%
Preferred stock distribution	$1,288	$1,736	$(448)	(25.8)%	$1,736	$7,162	$(5,426)	(75.8)%
(1) Only items judgmentally determined by management to be material are explained.
(2) Includes interest expense and interest on mandatorily redeemable preferred OP units / equity.

Ancillary revenues, net - for the year ended December 31, 2019, increased primarily due to increases in golf course, restaurant, and resort activity revenues as compared to 2018. For the year ended December 31, 2018, the increase is primarily due to RV vacation home rental income as a result of acquisition activities, in addition to an increase in golf course, restaurant, and resort activity net profit as compared to 2017.

Interest income - for the year ended December 31, 2019, decreased primarily due to lower balances on our notes receivable and derecognition of collateralized notes receivable in 2019 as we satisfied the criteria of paragraph ASC 860-10-40-5 to be accounted for as a sale. Refer to Note 4, “Collateralized Receivables and Transfers of Financial Assets,” in our accompanying Consolidated Financial Statements for additional information.

Brokerage commissions and other revenues, net - for the year ended December 31, 2019, increased primarily due to a $3.1 million increase in brokerage commissions, and a $1.8 million increase in dividend income from our investment in marketable securities, as compared to 2018. For the year ended December 31, 2018, the increase is primarily due to a higher number of broker homes sold during the year as compared to 2017, in addition to a $1.9 million insurance proceeds from business interruption related to Hurricane Irma.

Home selling expenses - for the year ended December 31, 2018, increased primarily due to higher commissions driven by a higher home sales volume for the year as compared to 2017.

General and administrative expenses - for the year ended December 31, 2019, increased primarily due to an increase in wages and incentives driven by growth in acquisitions and the Company’s performance as compared to 2018.

Catastrophic weather related charges, net - for the year ended December 31, 2019, increased primarily due to estimated damage losses for recent weather events. For the year ended December 31, 2018, the decrease is primarily due to a smaller impact from Hurricanes Florence and Michael as compared to a larger impact from Hurricane Irma in 2017.

SUN COMMUNITIES, INC.

Depreciation and amortization - for the year ended December 31, 2019, increased as a result of our recent property acquisitions and ongoing expansion and development activities. Refer to Note 3, “Real Estate Acquisitions” of our accompanying Consolidated Financial Statements for additional information.

Loss on extinguishment of debt - for the year ended December 31, 2019, increased primarily due to higher prepayment penalties related to debt and financing activity as compared to 2018. For the year ended December 31, 2018, the decrease is primarily due to lower prepayment penalties related to debt and financing activity as compared to 2017. Refer to Note 9, “Debt and Lines of Credit,” in our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on remeasurement of marketable securities - for the year ended December 31, 2019, increased primarily due to a $34.2 million gain on the remeasurement of our investment in marketable securities as compared to a $3.6 million remeasurement loss in 2018. For the year ended December 31, 2018, the decrease is primarily due to a $3.6 million loss on the remeasurement of our investment in marketable securities.

Other income / (expense), net - for the year ended December 31, 2019, increased primarily due to a $4.5 million foreign currency translation gain as compared to a $8.4 million loss in 2018, partially offset by a $3.8 million decrease resulting from a $1.5 million loss on the remeasurement of contingent liability in 2019 as compared to a $2.3 million gain in 2018. For the year ended December 31, 2018, the decrease is primarily due to an $8.4 million foreign currency translation loss as compared to a $5.9 million gain in 2017.

Preferred return to preferred OP units / equity - for the year ended December 31, 2019 increased primarily as a result of issuing 488,958 Series D Preferred OP units in conjunction with an acquisition in January 2019. Refer to Note 3, “Acquisitions,” and Note 10, “Equity and Temporary Equity,” of our accompanying Consolidated Financial Statements for additional information.

Amounts attributable to noncontrolling interests - for the year ended December 31, 2019 increased primarily as a result of increased performance in our Sun NG Resorts portfolio as compared to 2018. For the year ended December 31, 2018, the increase is due to the acquisition of our Sun NG Resorts portfolio in June 2018 as compared to 2017.

Preferred stock distributions - for the year ended December 31, 2018 distributions decreased as compared to 2017 as a result of the redemption of 3.4 million outstanding shares of our 7.125% Series A Cumulative Redeemable Preferred Stock in November 2017.

SUN COMMUNITIES, INC.

RECONCILIATION OF NET INCOME ATTRIBUTABLE TO SUN COMMUNITIES, INC. COMMON STOCKHOLDERS TO FFO

The following table reconciles Net income attributable to Sun Communities, Inc. common stockholders to FFO for the years ended December 31, 2019, 2018, and 2017 (in thousands, except per share amounts):

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Net income attributable to Sun Communities, Inc. common stockholders	$160,265	$105,493	$65,021
Adjustments
Depreciation and amortization	328,646	288,206	262,211
(Gain) / loss on remeasurement of marketable securities	(34,240)	3,639	—
Amounts attributable to noncontrolling interests	8,474	7,740	4,535
Preferred return to preferred OP units	2,610	2,206	2,320
Preferred distribution to Series A-4 preferred stock	1,288	1,737	2,107
Gain on disposition of assets, net	(26,356)	(23,406)	(16,075)
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities (4)	$440,687	$385,615	$320,119
Adjustments:
Transaction costs (1)	—	—	9,801
Other acquisition related costs (2)	1,146	1,001	2,810
(Gain) / loss on extinguishment of debt	16,505	1,190	4,676
Catastrophic weather related charges, net	1,737	92	8,352
Loss of earnings - catastrophic weather related (3)	—	(292)	292
Other (income) / expense, net	(3,457)	6,453	(8,982)
Other adjustments (4)	314	310	316
Core FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities (5)	$456,932	$394,369	$337,384

Weighted average common shares outstanding - basic	88,460	81,387	76,084
Add
Common stock issuable upon conversion of stock options	1	2	2
Restricted stock	454	651	625
Common stock issuable upon conversion of Series A-4 preferred stock	423	472	585
Common stock issuable upon conversion of Series A-4 preferred OP units	172	—	—
Common OP units	2,448	2,733	2,756
Common stock issuable upon conversion of Series A-3 preferred OP units	75	75	75
Common stock issuable upon conversion of Series A-1 preferred OP units	784	821	869
Weighted average common shares outstanding - fully diluted	92,817	86,141	80,996

FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per share - fully diluted	$4.75	$4.48	$3.95
Core FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per share - fully diluted	$4.92	$4.58	$4.17
(1)  In January 2018, we adopted ASU 2017-01. Under previous guidance, substantially all of our property acquisitions were accounted for as business combinations with acquisition related costs expensed as incurred and reported as Transaction costs. Under ASU 2017-01, direct acquisition related costs are capitalized as part of the purchase price. Acquisitions costs that do not meet the criteria for capitalization are expensed as incurred.
(2) These costs represent the expenses incurred to bring recently acquired properties up to our operating standards, including items such as tree trimming and painting costs that do not meet our capitalization policy.
(3)  During 2018, the adjustment was for the previously estimated FFO impact of the income related to the loss of earnings in excess of the applicable business interruption deductible in relation to our Florida Keys communities, impaired by Hurricane Irma, that was not recognized as income in those respective periods. The income related to the loss of earnings was recognized during the three months ended December 31, 2018 upon notification of payment by the insurance company. During 2017, the adjustment represented the related estimated loss of earnings in excess of the applicable business interruption deductible.
(4) Other adjustments include early retirement compensation expense, ground lease intangible write-off, and deferred tax benefits.
(5) The effect of certain anti-dilutive convertible securities is excluded from these items.

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

Capital Expenditures

Our capital expenditures include expansion sites and development construction costs, lot modifications, recurring capital expenditures and rental home purchases.

For the years ended December 31, 2019 and 2018, expansion and development activities of $281.8 million and $152.7 million, respectively, related to costs consisting primarily of construction of sites and other costs necessary to complete home site improvements. The increase is primarily driven by the ground-up developments and redevelopment at five communities.

For the years ended December 31, 2019 and 2018, lot modification expenditures were $31.1 million and $22.9 million, respectively. These expenditures improve asset quality in our communities and are incurred when an existing home is removed and the site is prepared for a new home (more often than not, a multi-sectional home). These activities, which are mandated by strict manufacturer’s installation requirements and state building codes, include items such as new foundations, driveways, and utility upgrades.

For the years ended December 31, 2019 and 2018, recurring capital expenditures were $30.4 million and $24.3 million, respectively, related to our continued commitment to the upkeep of our properties.

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

Cash Flow Activities

Our cash flow activities are summarized as follows (in thousands):

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Net Cash Provided By Operating Activities	$476,734	$363,114	$257,983
Net Cash Used For Investing Activities	$(1,010,457)	$(733,743)	$(401,642)
Net Cash Provided By Financing Activities	$505,880	$409,905	$141,557
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$411	$(523)	$298

Cash, cash equivalents, and restricted cash decreased by approximately by $27.5 million from $62.3 million as of December 31, 2018, to $34.8 million as of December 31, 2019.

SUN COMMUNITIES, INC.

Operating Activities - Net cash provided by operating activities increased by $113.6 million from $363.1 million for the year ended December 31, 2018 to $476.7 million for the year ended December 31, 2019.

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

Investing Activities - Net cash used for investing activities was $1.0 billion for the year ended December 31, 2019, compared to $733.7 million for year ended December 31, 2018. Refer to Note 3, “Real Estate Acquisitions” in our accompanying Consolidated Financial Statements for additional information.

Financing Activities - Net cash provided by financing activities was $505.9 million for the year ended December 31, 2019, compared to $409.9 million for the year ended December 31, 2018. Refer to Note 9, “Debt and Lines of Credit” and Note 10, “Equity and Temporary Equity” in our accompanying Consolidated Financial Statements for additional information.

Financial Flexibility

In July 2017, we entered into an at the market offering sales agreement (as amended, the “Sales Agreement”) with certain sales agents (collectively, the “Sales Agents”), whereby we may offer and sell shares of our common stock, having an aggregate offering price of up to $450.0 million, from time to time through the Sales Agents. The Sales Agents are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold from time to time under the Sales Agreement. Through December 31, 2019, we have sold shares of our common stock for gross proceeds of $163.8 million under the Sales Agreement. Refer to Note 10, “Equity and Temporary Equity” in our accompanying Consolidated Financial Statements for additional information.

In October 2019, we assumed a term loan facility with Citibank N.A. (“Citibank”), in the amount of $58.0 million. The term loan has a four-year term ending October 29, 2023, and bears interest at a floating rate based on the Eurodollar rate or Prime rate. The outstanding balance was $57.0 million at December 31, 2019.

In May 2019, we amended and restated our credit agreement with Citibank, N.A. and certain other lenders. Pursuant to the credit agreement, we entered into a senior credit facility with Citibank and certain other lenders in the amount of $750.0 million, comprised of a $650.0 million revolving loan, with the ability to use up to $100.0 million for advances in Australian dollars, and a $100.0 million term loan (the “A&R Facility”). We have until March 17, 2020 to draw on the term loan. As of December 31, 2019, we had not drawn any funds on the term loan. The credit agreement has a four-year term ending May 21, 2023, which can be extended for two additional six-month periods, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $350.0 million. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the A&R Facility may be increased up to $1.1 billion.

The A&R Facility bears interest at a floating rate based on the Eurodollar rate or Bank Bill Swap Bid Rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which margin can range from 1.20 percent to 2.10 percent for the revolving loan and 1.20 percent to 2.05 percent for the term loan. As of December 31, 2019, the margin based on our leverage ratio was 1.20 percent on the revolving loan and 1.20 percent on the term loan. We had $123.6 million and zero of borrowings on the revolving loan and the term loan, respectively, as of December 31, 2019.

The A&R Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but does reduce the borrowing amount available. At December 31, 2019 and December 31, 2018, approximately $2.8 million and $3.9 million of availability was used to back standby letters of credit.

Pursuant to the terms of the A&R Facility, we are subject to various financial and other covenants. We are currently in compliance with these covenants. The most restrictive financial covenants for the A&R Facility are as follows:

Covenant	Requirement	As of December 31, 2019
Maximum Leverage Ratio	<65.0%	26.8%
Minimum Fixed Charge Coverage Ratio	>1.40	3.52
Minimum Tangible Net Worth	>$3,257,121	$5,633,050
Maximum Dividend Payout Ratio	<95.0%	58.0%

SUN COMMUNITIES, INC.

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, expansion and development of communities, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. At December 31, 2019, we had 234 unencumbered properties, of which 65 support the borrowing base for our $650.0 million revolving loan in our A&R Facility and 31 support the borrowing base for a term loan facility.

From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, obtain debt financing, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the MH and RV community industry at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those markets could make borrowing more difficult to secure, more expensive, or effectively unavailable. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of December 31, 2019, our net debt to enterprise value was approximately 19.0 percent (assuming conversion of all common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series C preferred OP units and Series D preferred OP units to shares of common stock). Our debt has a weighted average maturity of approximately 11.1 years and a weighted average interest rate of 4.0 percent.

Off-Balance Sheet Arrangements

Our off-balance sheet investments include nonconsolidated affiliates. These investments all have varying ownership structures. Substantially all of our nonconsolidated affiliates are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control, over the operating and financial decisions of these joint venture arrangements. Refer to Note 7,"Investments in Nonconsolidated Affiliates" and Note 9, "Debt and Lines of Credit" in the accompanying consolidated financial statements, for additional information on our off-balance sheet investments.

Nonconsolidated Affiliate Indebtedness - During September 2019, GTSC, LLC entered into a warehouse line of credit with a maximum loan amount of $125.0 million. As of December 31, 2019, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by GTSC was approximately $123.4 million (of which our proportionate share is approximately $49.4 million). The debt bears interest at a variable rate based on LIBOR plus 1.65 percent per annum and matures on September 15, 2023. Refer to Note 7,"Investments in Nonconsolidated Affiliates" for additional information on our nonconsolidated affiliates.

SUN COMMUNITIES, INC.

Contractual Cash Obligations

Our primary long-term liquidity needs are principal payments on outstanding indebtedness. As of December 31, 2019, our outstanding contractual obligations, including interest expense, were as follows:

		Payments Due By Period
		(In thousands)
Contractual Cash Obligations (1)	Total Due	<1 year	1-3 years	3-5 years	After 5 years
Collateralized term loans - Life Companies	$1,716,587	$36,319	$93,232	$82,444	$1,504,592
Collateralized term loans - FNMA	697,449	29,623	56,375	78,349	533,102
Collateralized term loans - CMBS	397,963	8,075	189,243	198,524	2,121
Collateralized term loans - FMCC	376,473	6,502	13,883	259,317	96,771
Preferred Equity - Sun NG Resorts - mandatory redeemable	35,249	—	35,249	—	—
Preferred OP units - mandatorily redeemable	34,663	—	—	34,663	—
Lines of credit	183,898	10,000	23,293	150,605	—
Total principal payments	$3,442,282	$90,519	$411,275	$803,902	$2,136,586

Interest expense (2)	$1,202,326	$138,025	$250,970	$206,271	$607,060
Operating leases	45,083	2,397	4,929	5,465	32,292
Finance lease	4,540	120	240	4,180	—
Total contractual cash obligations	$4,694,231	$231,061	$667,414	$1,019,818	$2,775,938
(1) Contractual cash obligations in this table exclude debt premiums, discounts and deferred financing costs, as applicable.
(2) Our contractual cash obligations related to interest expense are calculated based on the current debt levels, rates and maturities as of December 31, 2019 (including finance leases), and actual payments required in future periods may be different than the amounts included above. Perpetual securities include one year of interest expense in the “After 5 years” category.

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

Off-Balance Sheet Arrangements

Nonconsolidated Affiliate Indebtedness - During September 2019, GTSC entered into a warehouse line of credit with a maximum loan amount of $125.0 million. As of December 31, 2019, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by GTSC was approximately $123.4 million (of which our proportionate share is approximately $49.4 million). The debt bears interest at a variable rate based on LIBOR plus 1.65 percent per annum and matures on September 15, 2023.

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

Our variable rate debt totaled $183.9 million and $128.0 million as of December 31, 2019 and 2018, respectively, and bears interest based on Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0 percent, our interest expense would have increased or decreased by approximately $2.6 million and $2.4 million for the years ended December 31, 2019 and 2018, respectively, based on the $259.4 million and $235.9 million average balances outstanding under our variable rate debt facilities, respectively.

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

At December 31, 2019 and 2018, our stockholder’s equity included $202.5 million and $141.4 million from our Canadian subsidiaries and Australian equity investments, respectively, which represented 5.2 percent and 4.6 percent of total equity, respectively. Based on our sensitivity analysis, a 10.0 percent strengthening of the U.S. dollar against the Canadian and Australian dollars would have caused a reduction of $20.2 million and $14.1 million to our total stockholder’s equity at December 31, 2019 and 2018, respectively.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at December 31, 2019. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2019, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2019. Based on management’s assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2019.

The effectiveness of our internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting during the year ended December 31, 2019.

ITEM 9B.    OTHER INFORMATION

None.

SUN COMMUNITIES, INC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to the general instructions of Item 401 of Regulation S-K, certain information regarding our executive officers is contained in Part I of this Form 10-K. Unless provided in an amendment to this Annual Report on Form 10-K, the other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2020 annual meeting (the “Proxy Statement,”) including the information set forth under the captions “Proposal No.1 Election of Directors - Consideration of Director Nominees,” “Corporate Governance - Board of Directors,” “Corporate Governance - Committees of the Board of Directors,” “Security Ownership Information - Section 16(a) Beneficial Ownership Reporting Compliance,” and “ Information About Executive Officers - Executive Officers Biography.”

ITEM 11. EXECUTIVE COMPENSATION

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by this Item is incorporated by reference to the applicable information in the Proxy Statement, including the information set forth under the captions “Proposal No.1 Election of Directors - Director Compensation,” “Corporate Governance - Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation.” The information in the section captioned “Executive Compensation - Compensation Committee Report” in the Proxy Statement or an amendment to this Annual Report on Form 10-K is incorporated by reference herein but shall be deemed furnished, not filed, and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act or the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by this Item is incorporated by reference to the applicable information in the Proxy Statement, including the information set forth under the captions “Security Ownership Information”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by this Item is incorporated by reference to the Proxy Statement, including the information set forth under the captions “Corporate Governance - Board of Directors,” “Corporate Governance - Committees of the Board of Directors,” “Corporate Governance - Board Leadership Structure and Independence of Non-Employee Directors,” and “Corporate Governance - Certain Relationships and Related Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by this Item is incorporated by reference to the Proxy Statement, including the information set forth under the caption “ Proposal No.3 - Ratification of Selection of Grant Thornton LLP.”

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

3.    Exhibits
A list of the exhibits required by Item 601 of Regulation S‑K to be filed as a part of this Annual Report on Form 10-K is filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SUN COMMUNITIES, INC.

EXHIBITS

Exhibit Number	Description	Method of Filing
2.1	Agreement and Plan of Merger Among Jensen’s, Inc, JSREP, Inc, in its capacity as the Shareholder Representative, Sun Communities, Inc, and Sun Jensen LLC	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on August 22, 2019
3.1	Sun Communities, Inc. Articles of Restatement	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 10-K filed on February 22, 2018
3.2	Third Amended and Restated Bylaws	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on May 12, 2017
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith
10.8	Lease, dated November 1, 2002, by and between Sun Communities Operating Limited Partnership as Tenant and American Center LLC as Landlord	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, December 31, 2002, as amended
10.9	Sixth Lease Modification dated June 26, 2018 by and between Sun Communities Operating Limited Partnership as Tenant and American Center LLC as Landlord	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 10-K filed on February 21, 2019
10.10	Fourth Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated January 31, 2019.	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed February 5, 2019
10.11	First Amended and Restated 2004 Non-Employee Director Option Plan#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed July 25, 2012
10.12	First Amendment to First Amended and Restated 2004 Non-Employee Director Option Plan#	Incorporate by reference to Exhibit A to Sun Communities, Inc.’s Definitive Proxy Statement filed on March 29, 2018
10.13	Sun Communities, Inc. 2015 Equity Incentive Plan#	Incorporated by reference to Sun Communities, Inc.’s Proxy Statement dated April 29, 2015 for the Annual meeting of Stockholders held July 20, 2015
10.14	Form of Stock Option Agreement between Sun Communities, Inc. and certain directors, officers and other individuals#	Incorporated by reference to Sun Communities, Inc.’s Registration Statement No. 33 69340
10.15	Form of Non-Employee Director Stock Option Agreement between Sun Communities, Inc. and certain directors#	Incorporated by reference to Sun Communities, Inc.’s Registration Statement No. 33 80972
10.16	Form of Restricted Stock Award Agreement#	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004
10.17	First Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A. Shiffman dated July 15, 2014#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed July 15, 2014
10.18	Employment Agreement dated June 20, 2013 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed June 24, 2013
10.19	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman dated July 15, 2014#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed July 15, 2014
10.20	Second Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman dated March 8, 2017#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on March 8, 2017
10.21	Employment Agreement dated May 19, 2015 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and John B. McLaren#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed May 20, 2015
10.22	First Amendment to Employment Agreement among Sun Communities, Inc. Sun Communities Operating Limited Partnership, and John B. McLaren dated March 8, 2017#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on March 8, 2017
10.23	Employment Agreement July 16, 2015 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Karen J. Dearing#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed July 17, 2015
10.24	First Amendment Employment Agreement among Sun Communities, Inc., Sun Communities Operating Partnership, and Karen J. Dearing dated March 8, 2017#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on March 8, 2017
10.25	Sun Communities, Inc. Executive Compensation “Clawback” Policy#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed July 15, 2014
10.29
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

SUN COMMUNITIES, INC. (Registrant)
Dated: February 20, 2020	By	/s/	Gary A. Shiffman
Gary A. Shiffman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Capacity	Date
/s/	Gary A. Shiffman	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 20, 2020
Gary A. Shiffman
/s/	Karen J. Dearing	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 20, 2020
Karen J. Dearing
/s/	Meghan G. Baivier	Director	February 20, 2020
Meghan G. Baivier
/s/	Stephanie W. Bergeron	Director	February 20, 2020
Stephanie W. Bergeron
/s/	Brian M. Hermelin	Director	February 20, 2020
Brian M. Hermelin
/s/	Ronald A. Klein	Director	February 20, 2020
Ronald A. Klein
/s/	Clunet R. Lewis	Director	February 20, 2020
Clunet R. Lewis
/s/	Arthur A. Weiss	Director	February 20, 2020
Arthur A. Weiss

SUN COMMUNITIES, INC.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

SUN COMMUNITIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sun Communities, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Sun Communities, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 20, 2020 expressed an unqualified opinion.

Change in accounting principle
As discussed in Note 17 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of ASC Topic 842, Leases.

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

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Acquisitions
The Company's strategy includes growth by acquisition. As described in footnote 3, during 2019, the Company completed forty-four community acquisitions for total consideration of $854 million. The principal considerations for our determination that the accounting for acquisitions is a critical audit matter is that it involves a high degree of subjectivity in evaluating the reasonableness of management's estimates and related assumptions related to the accounting for the recognition of the fair value of assets acquired and liabilities assumed. We performed the following procedures, among others, in connection with forming our overall opinion on the financial statements. We tested management’s controls over the accounting for acquisitions, such as controls over the recognition and measurement of assets acquired, liabilities assumed, and consideration paid. For each of the acquisitions, we read the purchase agreements, evaluated the significant assumptions and methods used in developing the fair value estimates and tested the recognition of the assets acquired and liabilities assumed at fair value.

More specifically, for each acquisition, we assessed, through the use of our internal valuation specialist, whether (1) the values assigned to the tangible assets appeared reasonable based on a cost or market approach for similar properties in each geographic area, (2) intangible assets were properly considered and identified, and (3) the significant assumptions used in valuing the assets and liabilities were reasonable

SUN COMMUNITIES, INC.

and (4) if applicable, the value assigned to and accounting for, equity interests in the Company or its subsidiaries that was issued as consideration in the transaction.

As described in footnote 10, the purchase consideration for the acquisition of Country Village Estate also reflected, in part, the estimated fair value of preferred equity interests. In testing the valuation of the equity interests, we considered management’s estimated amount that would be paid upon the ultimate redemption of the securities and the discount rate. We also evaluated management's classification of the equity consideration as either debt, temporary equity or equity on the consolidated balance sheet based on the characteristics of the equity instrument.

Impairment of Investment Properties
As described in footnote 1, the Company reviews the carrying value of investment properties on a quarterly basis or whenever events or changes in circumstances indicate a possible impairment. Events or circumstances that may prompt a review of the carrying value of investment properties may include a significant decrease in the anticipated market price of the investment property, an adverse change to the extent or manner in which an asset may be used, or a significant change in its physical condition or damage due to catastrophic event.

The Company reviews its investment properties for potential impairment through an analysis of net operating income trends period over period. In the event that any impairment indicators are present, the Company undertakes additional analyses utilizing expected undiscounted future cash flows and expected disposition proceeds for a given asset. Forecasting of cash flows requires management to make estimates and assumptions about such variables as the anticipated holding period, rental revenues and operating expenses during the holding period, capital expenditures and rates of return.

In 2019, the Company’s net operating income trend analysis resulted in 10 properties requiring additional analysis. No impairments were identified as a result of the quarterly analysis nor events occurring in 2019.

The principal consideration for our determination that the impairment of investment properties is a critical audit matter is that it involves a high degree of subjectivity in evaluating management's estimates used in determining the undiscounted cash flow estimates. We performed the following procedures, among others, in connection with forming our overall opinion on the financial statements. We tested management’s internal controls over the identification of potential investment property impairments, such as controls over the Company’s quarterly analysis of net operating income trends, as well management review controls to identify potential events which could indicate impairment We examine and evaluate the Company’s net operating income trend analysis and its assessment of other events, and if additional analysis is necessary, we evaluated the significant assumptions and methods used in developing the undiscounted cash flow estimates.

More specifically, when the net operating income analysis indicated that additional analysis was required, we assessed whether the significant assumptions, including estimated holding period, rental revenues and operating expenses during the holding period, capital expenditures and rates of return used in determining the future undiscounted cash flows were reasonable.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2003.

Southfield, Michigan
February 20, 2020

SUN COMMUNITIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sun Communities, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Sun Communities, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 20, 2020 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Southfield, Michigan
February 20, 2020

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of
	December 31, 2019	December 31, 2018
Assets
Land	$1,414,279	$1,201,945
Land improvements and buildings	6,595,272	5,586,250
Rental homes and improvements	627,175	571,661
Furniture, fixtures and equipment	282,874	201,090
Investment property	8,919,600	7,560,946
Accumulated depreciation	(1,686,980)	(1,442,630)
Investment property, net (including $344,300 and $308,171 for consolidated VIEs at December 31, 2019 and December 31, 2018; see Note 8)	7,232,620	6,118,316
Cash, cash equivalents and restricted cash	34,830	62,262
Marketable securities	94,727	49,037
Inventory of manufactured homes	62,061	49,199
Notes and other receivables, net	157,926	160,077
Collateralized receivables, net	—	106,924
Other assets, net (including $23,894 and $19,809 for consolidated VIEs at December 31, 2019 and December 31, 2018; see Note 8)	219,896	164,211
Total Assets	$7,802,060	$6,710,026
Liabilities
Mortgage loans payable (including $46,993 and $44,172 for consolidated VIEs at December 31, 2019 and December 31, 2018; see Note 8)	$3,180,592	$2,815,957
Secured borrowings on collateralized receivables	—	107,731
Preferred Equity - Sun NG RV Resorts LLC - mandatorily redeemable (fully attributable to consolidated VIEs; see Note 8)	35,249	35,277
Preferred OP units - mandatorily redeemable	34,663	37,338
Lines of credit	183,898	128,000
Distributions payable	71,704	63,249
Advanced reservation deposits and rent	133,420	133,698
Accrued expenses and accounts payable	127,289	106,281
Other liabilities (including $13,631 and $6,914 for consolidated VIEs at December 31, 2019 and December 31, 2018; see Note 8)	81,289	51,581
Total Liabilities	3,848,104	3,479,112
Commitments and contingencies (see Note 18)
Series A-4 preferred stock, $0.01 par value. Issued and outstanding:1,063 December 31, 2018	—	31,739
Series A-4 preferred OP units	—	9,877
Series D preferred OP units	50,913	—
Equity interests - NG Sun LLC and NG Whitewater (fully attributable to consolidated VIEs; see Note 8)	27,091	21,976
Stockholders' Equity
Common stock, $0.01 par value. Authorized: 180,000 shares; Issued and outstanding: 93,180 December 31, 2019 and 86,357 December 31, 2018	932	864
Additional paid-in capital	5,213,264	4,398,949
Accumulated other comprehensive loss	(1,331)	(4,504)
Distributions in excess of accumulated earnings	(1,393,141)	(1,288,486)
Total Sun Communities, Inc. stockholders' equity	3,819,724	3,106,823
Noncontrolling interests
Common and preferred OP units	47,686	53,354
Consolidated variable interest entities	8,542	7,145
Total noncontrolling interests	56,228	60,499
Total Stockholders' Equity	3,875,952	3,167,322
Total Liabilities, Temporary Equity and Stockholders' Equity	$7,802,060	$6,710,026

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Revenues
Income from real property	$925,664	$825,973	$742,228
Revenue from home sales	181,936	166,031	127,408
Rental home revenue	57,572	53,657	50,549
Ancillary revenue	66,881	54,107	37,511
Interest income	17,857	20,852	21,179
Brokerage commissions and other revenues, net	14,127	6,205	3,695
Total Revenues	1,264,037	1,126,825	982,570
Expenses
Property operating and maintenance	266,378	236,097	210,278
Real estate taxes	61,880	56,555	52,288
Cost of home sales	134,357	123,333	95,114
Rental home operating and maintenance	21,995	23,304	22,160
Ancillary expenses	47,432	38,043	27,450
Home selling expenses	14,690	15,722	12,457
General and administrative expenses	93,964	81,429	83,973
Catastrophic weather related charges, net	1,737	92	8,352
Depreciation and amortization	328,067	287,262	261,536
Loss on extinguishment of debt	16,505	1,190	4,676
Interest expense	133,153	130,556	128,471
Interest on mandatorily redeemable preferred OP units / equity	4,698	3,694	3,114
Total Expenses	1,124,856	997,277	909,869
Income Before Other Items	139,181	129,548	72,701
Gain / (loss) on remeasurement of marketable securities	34,240	(3,639)	—
Other income / (expense), net	3,457	(6,453)	8,982
Income from nonconsolidated affiliates	1,374	790	—
Current tax expense	(1,095)	(595)	(446)
Deferred tax benefit	222	507	582
Net Income	177,379	120,158	81,819
Less: Preferred return to preferred OP units / equity	(6,058)	(4,486)	(4,581)
Less: Amounts attributable to noncontrolling interests	(9,768)	(8,443)	(5,055)
Net Income attributable to Sun Communities, Inc.	161,553	107,229	72,183
Less: Preferred stock distribution	(1,288)	(1,736)	(7,162)
Net Income attributable to Sun Communities, Inc. common stockholders	$160,265	$105,493	$65,021

Weighted average common shares outstanding - basic	88,460	81,387	76,084
Weighted average common shares outstanding - diluted	88,915	82,040	76,711

Basic earnings per share (see Note 14)	$1.80	$1.29	$0.85
Diluted earnings per share (see Note 14)	$1.80	$1.29	$0.85

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Net Income	$177,379	$120,158	$81,819
Foreign currency translation gain / (loss) adjustment	3,328	(5,878)	4,527
Total Comprehensive Income	180,707	114,280	86,346
Less: Comprehensive Income attributable to noncontrolling interests	(9,923)	(8,171)	(5,299)
Comprehensive Income attributable to Sun Communities, Inc.	$170,784	$106,109	$81,047

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Operating Activities
Net income	$177,379	$120,158	$81,819
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of assets	(11,085)	(9,376)	(9,338)
Unrealized foreign currency translation (gain) / loss	(4,557)	8,234	(6,146)
Remeasurement of marketable securities	(34,240)	3,639	—
Contingent liability remeasurement (gain) / loss	1,503	(2,336)	(3,035)
Asset impairment charges	—	—	742
Share-based compensation	17,482	15,066	12,695
Depreciation and amortization	313,966	274,432	256,193
Deferred tax benefit	(222)	(507)	(582)
Amortization of below market lease	(7,442)	(7,399)	(7,402)
Amortization of debt premium	(4,962)	(6,353)	(8,205)
Amortization of deferred financing costs	2,988	3,233	2,910
Amortization of ground lease intangibles	752	1,638	1,914
Loss on extinguishment of debt	16,505	1,190	4,676
Income from nonconsolidated affiliates	(1,374)	(790)	—
Distributions from nonconsolidated affiliates	3,049	—	—
Change in notes receivable from financed sales of inventory homes, net of repayments	2,988	(2,299)	(26,193)
Change in inventory, other assets and other receivables, net	(44,322)	(39,514)	(33,031)
Change in other liabilities	48,326	4,098	(9,034)
Net Cash Provided By Operating Activities	476,734	363,114	257,983
Investing Activities
Investment in properties	(569,261)	(389,399)	(288,537)
Acquisitions of properties, net of cash acquired	(472,681)	(320,268)	(120,377)
Proceeds from dispositions of assets and depreciated homes, net	61,337	55,855	8,575
Issuance of notes and other receivables	(18,122)	(216)	(3,918)
Repayments of notes and other receivables	4,542	4,312	2,615
Investments in nonconsolidated affiliates	(60,742)	(84,997)	—
Distributions from nonconsolidated affiliates	44,470	970	—
Net Cash Used For Investing Activities	(1,010,457)	(733,743)	(401,642)
Financing Activities
Issuance of common stock, OP units, and preferred OP units, net	440,782	623,540	487,677
Redemption of Series B-3 preferred OP units	(2,675)	(4,105)	(4,460)
Borrowings on lines of credit	3,881,543	1,542,677	661,000
Payments on lines of credit	(3,883,950)	(1,456,486)	(719,536)
Proceeds from issuance of other debt	923,721	250,000	185,153
Payments on other debt	(552,868)	(298,754)	(124,427)
Prepayment penalty on debt	(18,838)	(2,024)	(6,019)
Redemption of Series A-4 cumulative convertible preferred stock	—	—	(85,000)
Proceeds received from return of prepaid deferred financing costs	1,618	—	—
Redemption of Series A-4 preferred stock and OP units	—	—	(24,698)
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(276,697)	(242,813)	(224,483)
Payments for deferred financing costs	(6,756)	(2,130)	(3,650)
Net Cash Provided By Financing Activities	505,880	409,905	141,557
Effect of exchange rate changes on cash, cash equivalents and restricted cash	411	(523)	298
Net change in cash, cash equivalents and restricted cash	(27,432)	38,753	(1,804)
Cash, cash equivalents and restricted cash, beginning of period	62,262	23,509	25,313
Cash, cash equivalents and restricted cash, end of period	$34,830	$62,262	$23,509

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Supplemental Information
Cash paid for interest (net of capitalized interest of $7,943, $4,328 and $2,755 respectively)	$134,990	$126,153	$124,046
Cash paid for interest on mandatorily redeemable debt	$4,698	$2,551	$3,114
Cash paid (refunds) for income taxes	$948	$461	$(194)
Noncash investing and financing activities
Reduction in secured borrowing balance	$107,731	$21,451	$23,449
Change in distributions declared and outstanding	$8,452	$7,889	$3,267
Conversion of common and preferred OP units	$11,310	$1,515	$3,556
Conversion of Series A-4 preferred stock	$31,739	$675	$4,720
Capital lease	$—	$—	$4,114
Noncash investing and financing activities at the date of acquisition
Acquisitions - Common stock and OP units issued	$313,391	$—	$28,410
Acquisitions - Equity Interests - NG Sun LLC (see Note 8)	$—	$21,976	$—
Acquisitions - Preferred Equity - Sun NG RV Resorts LLC (see Note 8)	$—	$35,277	$—
Acquisitions - Debt	$61,900	$3,120	$4,592
Acquisitions - Series D preferred interest	$51,930	$—	$—
Acquisitions - Escrow	$392	$—	$—
See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

		Stockholders’ Equity
	Temporary Equity	7.125% Series A Cumulative Redeemable Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interests	Total Stockholders’ Equity	Total Equity
Balance at December 31, 2016	$66,944	$34	$732	$3,321,441	$(1,023,415)	$(3,181)	$66,616	$2,362,227	$2,429,171
Issuance of common stock and common OP units, net	—	—	63	514,024	—	—	2,001	516,088	516,088
Conversion of OP units	(259)	—	1	3,556	—	—	(3,298)	259	—
Redemption of series A-4 preferred stock	(13,093)	—	—	(3,867)	—	—	—	(3,867)	(16,960)
Conversion of series A-4 preferred stock	(4,720)	—	1	4,719	—	—	—	4,720	—
Redemption of Series A-4 preferred OP units	(5,166)	—	—	(2,571)	—	—	—	(2,571)	(7,737)
Redemption of Series A cumulative convertible preferred stock	—	(34)	—	(84,966)	—	—	—	(85,000)	(85,000)
Share-based compensation - amortization and forfeitures	—	—	—	12,398	297	—	—	12,695	12,695
Acquisition of noncontrolling interest	—	—	—	(6,201)	—	—	6,101	(100)	(100)
Foreign currency translation gain	—	—	—	—	—	4,283	244	4,527	4,527
Net income	205	—	—	—	76,765	—	4,849	81,614	81,819
Distributions	(845)	—	—	—	(215,648)	—	(11,257)	(226,905)	(227,750)
Balance at December 31, 2017	$43,066	$—	$797	$3,758,533	$(1,162,001)	$1,102	$65,256	$2,663,687	$2,706,753
Issuance of common stock and common OP units, net	—	—	66	623,474	—	—	—	623,540	623,540
Conversion of OP units	(342)	—	1	1,514	—	—	(1,173)	342	—
Conversion of Series A-4 preferred stock	(675)	—	—	675	—	—	—	675	—
Equity Interests - NG Sun LLC	21,976	—	—	—	—	—	—	—	21,976
Share-based compensation - amortization and forfeitures	—	—	—	14,753	313	—	—	15,066	15,066
Foreign currency translation	—	—	—	—	—	(5,606)	(272)	(5,878)	(5,878)
Net income	241	—	—	—	111,715	—	8,202	119,917	120,158
Distributions	(674)	—	—	—	(238,513)	—	(11,514)	(250,027)	(250,701)
Balance at December 31, 2018	$63,592	$—	$864	$4,398,949	$(1,288,486)	$(4,504)	$60,499	$3,167,322	$3,230,914
Issuance of common stock and common OP units, net	—	—	58	754,116	—	—	—	754,174	754,174
Conversion of OP units	(9,652)	—	5	11,305	—	—	(1,658)	9,652	—
Conversion of Series A-4 preferred stock	(31,739)	—	5	31,734	—	—	—	31,739	—
Equity Interests - NG Sun LLC & Whitewater	4,451	—	—	—	(553)	—	—	(553)	3,898
Share-based compensation - amortization and forfeitures	—	—	—	17,160	322	—	—	17,482	17,482
Issuance of Series preferred D OP units	51,930	—	—	—	—	—	—	—	51,930
Foreign currency translation	—	—	—	—	—	3,173	155	3,328	3,328
Net income	1,599	—	—	—	167,611	—	8,169	175,780	177,379
Distributions	(2,177)	—	—	—	(272,035)	—	(10,937)	(282,972)	(285,149)
Balance at December 31, 2019	$78,004	$—	$932	$5,213,264	$(1,393,141)	$(1,331)	$56,228	$3,875,952	$3,953,956

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

We own, operate, or have an interest in a portfolio, and develop manufactured housing (“MH”) and recreational vehicle (“RV”) communities throughout the United States (“U.S.”). As of December 31, 2019, we owned, operated or had an interest in a portfolio of 422 developed properties located in 33 states and Ontario, Canada (collectively the “Properties”), including 266 MH communities, 122 RV communities, and 34 communities containing both MH and RV sites. As of December 31, 2019, the Properties contained an aggregate of 141,293 developed sites comprised of 93,821 developed MH sites, 26,056 annual RV sites, and 21,416 transient RV sites. There are approximately 10,300 additional MH and RV sites suitable for development.

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

On January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. Upon adoption of this standard, substantially all of our property acquisitions are accounted for as asset acquisitions. We allocate the purchase price of these properties on a relative fair value basis and capitalize direct acquisition related costs as part of the purchase price. Acquisition costs that do not meet the criteria to be capitalized are expensed as incurred and presented as General and administrative costs in our Consolidated Statements of Operations.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less from the date of purchase to be cash and cash equivalents. At December 31, 2019 and 2018, $22.1 million and $50.3 million of Cash and Cash Equivalents, respectively, was included as a component of Cash, cash equivalents and restricted cash on the Consolidated Balance Sheets. The maximum amount of credit risk arising from cash deposits in excess of federally insured amounts was approximately $22.9 million and $49.5 million as of December 31, 2019 and 2018, respectively.

Restricted Cash

Restricted cash consists of amounts primarily held in deposit for tax, insurance and repair escrows held by lenders in accordance with certain debt agreements. At December 31, 2019 and 2018, $12.7 million and $12.0 million of restricted cash, respectively, was included as a component of Cash, cash equivalents and restricted cash on the Consolidated Balance Sheets

On January 1, 2018, we adopted ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash.” This update required inclusion of restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Upon adoption of this standard, changes in restricted cash are reported in our Consolidated Statements of Cash Flows as operating, investing or financing activities based on the nature of the underlying activity.

Marketable Securities

Marketable securities are recorded at fair value with changes in fair value recorded in Remeasurement of marketable securities within the Consolidated Statement of Operations. We hold less than 10 percent ownership in Ingenia Communities Group. The value of marketable securities as of December 31, 2019 was $94.7 million and is disclosed on the Consolidated Balance Sheet.

Inventory

Inventory of manufactured homes is stated at lower of specific cost or market based on the specific identification method.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments in Nonconsolidated Affiliates

We apply the equity method of accounting to entities in which we do not have a direct or indirect controlling interest or for variable interest entities where we are not considered the primary beneficiary but can exercise influence over the entity with respect to its operations and major decisions. The cost method is applied when (i) the investment is minimal (typically less than 5.0%) and (ii) our investment is passive. Our exposure to losses associated with unconsolidated joint ventures is primarily limited to the carrying value of these investments. Accordingly, distributions from a joint venture in excess of our carrying value are recognized in earnings. We review the carrying value of our investments in nonconsolidated affiliates for other than temporary impairment whenever events or changes in circumstances indicate a possible impairment. Financial condition, operational performance, and other economic trends are among the factors we consider when we evaluate the existence of impairment indicators. Refer to Note 7, “Investments in Nonconsolidated Affiliates,” for additional information.

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

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term financing. The costs are amortized over the terms of the respective loans. Unamortized deferred financing costs are written off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing costs and discount and premium costs are accounted for in accordance with FASB Accounting Standards Codification (“ASC”) 470-50-40, “Modifications and Extinguishments.” At December 31, 2019 and 2018, $4.5 million and $4.7 million of line of credit deferred financing costs, respectively, were presented as a component of Other asset, net on the Consolidated Balance Sheets. At December 31, 2019 and 2018, $7.9 million and $2.4 million of deferred financing costs and discount and premium costs, respectively, were netted and presented as a component of Mortgage loans payable on the Consolidated Balance Sheets.

Temporary Equity

Temporary equity includes preferred securities that are redeemable for cash at the option of the holder or upon the occurrence of an event that is not solely within our control based on a fixed or determinable price. These preferred securities are not mandatorily redeemable for cash nor do they contain a fixed maturity date. Temporary equity is classified between Liabilities and Stockholders’ Equity on the Consolidated Balance Sheets.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Rental income attributable to site and home leases is recorded on a straight-line basis when earned from tenants. The majority of our leases entered into by tenants are generally for one year terms, but may range from month-to-month to two years and are renewable by mutual agreement from us and the resident, or in some cases, as provided by state statute. A small portion of tenant leases are for greater than two years. Revenue from the sale of manufactured homes is recognized upon transfer of title at the closing of the sales transaction. Interest income on notes receivable is recorded on a level yield basis over the life of the notes. We report real estate taxes collected from residents and remitted to taxing authorities in revenue. On January 1, 2018, we adopted ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” and the related updates subsequently issued by the FASB. The adoption of ASU 2014-09 did not result in any changes to our accounting policies for revenue recognition. Refer to Note 2, “Revenue,” for additional information.

Advertising Costs

Advertising costs are expensed as incurred. As of December 31, 2019, 2018 and 2017, we had advertising costs of $6.7 million, $6.2 million and $5.9 million, respectively.

Depreciation and Amortization

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets. Useful lives are thirty years for land improvements and buildings, ten years for rental homes, seven years for furniture, fixtures and equipment, four years for computer hardware and software, and seven years to twenty years for intangible assets.

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

For the year ended December 31, 2019, we recorded a foreign currency translation gain of $4.5 million within Other income / (expense), net on our Consolidated Statements of Operations, as compared to a foreign currency translation loss of $8.4 million, for the year ended December 31, 2018 and $5.9 million foreign currency translation gain for the year ended December 31, 2017.

Accounting for leases

We determine if an arrangement is a lease at inception. Our operating lease agreements are primarily for executive office spaces, ground leases at certain communities, and certain equipment leases. The ROU asset and liabilities are included within Other assets, net and Other liabilities on the Consolidated Balance Sheets.

For operating leases with a term greater than one year, the company recognizes the ROU assets and liabilities related to the lease payments on the Consolidated Balance Sheets. The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The ROU assets represent our right to use the underlying assets for the term of the lease and the lease liabilities represent our obligation to make lease payments arising for the agreements. The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. The ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus unamortized initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The ROU asset is periodically reduced by impairment losses. As of December 31, 2019, we have not encountered any impairment losses. Variable lease payments, except for the ones that depend on index or rate, are excluded from the calculation of the ROU assets and lease liabilities and are recognized as variable lease expense in the Consolidated Statements of Operations in the period in which they are incurred. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Many of our lessee agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. The lease liability costs are amortized over the straight-line method over the term of the lease. Operating leases with a term of less than one year are recognized as a lease expense over the term of the lease, with no asset or liability recognized on the Consolidated Balance Sheets.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finance leases where we are the lessee are included in Other assets, net and Other liabilities on our Consolidated Balance Sheets. The lease liabilities are initially measured in the same manner as operating leases and are subsequently measured at amortized cost using the effective interest method. The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. For finance leases the ROU asset is subsequently amortized using the straight-line method from the lease commencement date to the earlier of the end of its useful life or the end of the lease term unless the lease transfers ownership of the underlying asset to us, or we are reasonably certain to exercise an option to purchase the underlying asset. In those cases, the ROU asset is amortized over the useful life of the underlying asset. Amortization of the ROU asset is recognized and presented separately from interest expense on the lease liability. ROU assets are periodically reduced by impairment losses. As of December 31, 2019, we have not encountered any impairment losses. Refer to Note 19, “Leases” for information regarding leasing activities.

2. Revenue

Disaggregation of Revenue

The following table disaggregates our revenue by major source (in thousands):

	Year Ended
	December 31, 2019			December 31, 2018			December 31, 2017
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues
Income from real property	$925,664	$—	$925,664	$825,973	$—	$825,973	$742,228	$—	$742,228
Revenue from home sales	—	181,936	181,936	—	166,031	166,031	—	127,408	127,408
Rental home revenue	—	57,572	57,572	—	53,657	53,657	—	50,549	50,549
Ancillary revenue	66,881	—	66,881	54,107	—	54,107	37,511	—	37,511
Interest income	17,857	—	17,857	20,852	—	20,852	21,180	(1)	21,179
Brokerage commissions and other revenues, net	14,127	—	14,127	6,205	—	6,205	3,695	—	3,695
Total Revenues	$1,024,529	$239,508	$1,264,037	$907,137	$219,688	$1,126,825	$804,614	$177,956	$982,570

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
Income from real property - Residents in our communities lease the site on which their home is located, and either own or lease their home. Resident leases are generally for one-year or month-to-month terms and are renewable by mutual agreement from us and the resident, or in some cases, as provided by jurisdictional statute. Lease revenues for sites and homes fall under the scope of ASC 842, and are accounted for as operating leases with straight-line recognition. Income from real property includes income from site leases for annual MH residents, site leases for annual recreational vehicle RV residents and site rentals to transient RV residents. Non-lease components of our site lease contracts, which are primarily provision of utility services, are accounted for with the site lease as a single lease under ASC 842. Additionally, we include collections of real estate taxes from residents within Income from real property.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue from home sales - Our taxable REIT subsidiary, SHS, sells manufactured homes to current and prospective residents in our communities. Prior to adoption of ASC 606, we recognized revenue for home sales pursuant to ASC 605 “Revenue Recognition,” as manufactured homes are tangible personal property that can be located on any land parcel. Manufactured homes are not permanent fixtures or improvements to the underlying real estate and were therefore not considered to be subject to the guidance in ASC 360-20 “Real Estate Sales” by the Company. In accordance with the core principle of ASC 606, we recognize revenue from home sales at the time of closing when control of the home transfers to the customer. After closing of the sale transaction, we have no remaining performance obligation.

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
Interest income - is earned primarily on our notes receivables, which includes installment loans for manufactured homes purchased by the Company from loan originators. Interest income on these receivables is accrued based on the unpaid principal balances of the underlying loans on a level yield basis over the life of the loans. Interest income is not in the scope of ASC 606. Refer to Note 5, “Notes and Other Receivables” for additional information.
Broker commissions and other revenues, net - is primarily comprised of brokerage commissions for sales of manufactured homes, where we act as agent and arrange for a third party to transfer a manufactured home to a customer within one of our communities. Brokerage commission revenues are recognized on a net basis at closing, when the transaction is completed and our performance obligations have been fulfilled. Loan loss reserve expenses for our notes receivables are also included herein. Refer to Note 5, “Notes and Other Receivables” for additional information regarding our loan loss reserves.

Contract Balances

As of December 31, 2019, and December 31, 2018, we had $20.9 million and $16.1 million, respectively, of receivables from contracts with customers. Receivables from contracts with customers are presented as a component of Notes and other receivables, net on our Consolidated Balance Sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes. Due to the nature of our revenue from contracts with customers, we do not have material contract assets or liabilities that fall under the scope of ASC 606.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Real Estate Acquisitions

2019 Acquisitions

Communities

For the year ended December 31, 2019, we acquired the following communities and portfolios:

Community Name	Type	Sites	Development Sites	State	Month Acquired
Slickrock Campground	RV	193	—	UT	December
Pandion Ridge	RV	142	351	AL	November
Jensen Portfolio (1)	MH	5,230	466	Various	October
Glen Ellis	RV	244	40	NH	September
Leisure Point Resort (2)	MH / RV	502	—	DE	September
Reunion Lake	RV	202	69	LA	July
River Plantation	RV	309	—	TN	May
Massey’s Landing RV	RV	291	—	DE	February
Shelby Properties (3)	MH	1,308	—	MI	February
Buena Vista	MH	400	—	AZ	February
Country Village Estates (4)	MH	518	—	OR	January
Hid’n Pines RV	RV	321	—	ME	January
Hacienda del Rio	MH (Age-Restricted)	730	—	FL	January
	Total	10,390	926
(1) Contains 31 communities located in CT, GA, MD, NH, NJ, NY, NC and SC. In conjunction with the acquisition, we issued 1,972,876 shares of common stock, net of fractional shares paid in cash.
(2) Contains 201 MH sites and 301 RV sites.
(3) Contains two MH communities.
(4) In conjunction with the acquisition, we issued Series D Preferred OP Units. As of December 31, 2019, 488,958 Series D Preferred OP Units were outstanding.

The following table summarizes the amounts of assets acquired net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed for the year ended December 31, 2019 (in thousands):

	At Acquisition Date					Consideration
	Investment in property	Inventory of manufactured homes	In-place leases and other intangible assets	Other assets (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Debt assumed	Temporary and permanent equity	Total consideration
Slickrock Campground	$8,250	$—	$—	$8	$8,258	$8,258	$—	$—	$8,258
Pandion Ridge	19,070	—	—	(92)	$18,978	18,978	—	—	18,978
Jensen Portfolio	374,402	3,605	7,752	3,938	$389,697	18,306	58,000	313,391	389,697
Glen Ellis	5,955	—	—	(79)	5,876	1,976	3,900	—	5,876
Leisure Point Resort	43,632	18	850	(678)	43,822	43,822	—	—	43,822
Reunion Lake	23,493	—	—	(1,153)	22,340	22,340	—	—	22,340
River Plantation	22,589	75	—	—	22,664	22,664	—	—	22,664
Massey's Landing	36,250	—	220	(446)	36,024	36,024	—	—	36,024
Shelby Properties	85,969	2,011	6,520	(1,015)	93,485	93,485	—	—	93,485
Buena Vista	20,221	439	1,590	(93)	22,157	22,157	—	—	22,157
Country Village	62,784	—	2,020	31	64,835	12,905	—	51,930	64,835
Hid'n Pines	10,680	—	70	(233)	10,517	10,517	—	—	10,517
Hacienda del Rio	111,971	15	3,280	(237)	115,029	115,029	—	—	115,029
Total	$825,266	$6,163	$22,302	$(49)	$853,682	$426,461	$61,900	$365,321	$853,682

As of December 31, 2019, the Company incurred $19.3 million of transaction costs which have been capitalized and allocated among the various categories above.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Land for Expansion / Development

During the year ended December 31, 2019, the Company acquired four land parcels which are located in New Braunfels, Texas; Petoskey, Michigan; Uhland, Texas and Hudson, Florida for total consideration of $7.7 million. Two of the land parcels are adjacent to existing communities. The land acquired for expansion and development have potential to add approximately 900 usable sites once constructed.

Ground Leases

In September 2019, the Company entered into a 66-year Temporary Occupancy and Use Permit with the Port of San Diego to construct and operate a new RV resort in Chula Vista. Refer to Note 19, “ Leases” for disclosures on accounting treatment.

In August 2019, the Company acquired Chincoteague Island KOA RV Resort (“Chincoteague”), in Chincoteague Island, Virginia for total consideration of $19.5 million. The sellers of Chincoteague continue to operate the property. Refer to Note 19, “Leases” for disclosures on accounting treatment.

In April 2019, the Company acquired Strafford/Lake Winnipesaukee South KOA RV Resort ("Strafford") in Strafford, New Hampshire for total consideration of $2.7 million. The sellers of Strafford continue to operate the property. Refer to Note 19, “Leases” for disclosures on accounting treatment.

In March 2019, the Company entered into a four-year Temporary Occupancy and Use Permit with the Port of San Diego to operate a RV resort located in Chula Vista, CA until such time as the Company constructs a new RV resort in the area. Concurrent with the transaction, we purchased tangible personal property from the prior owner of the RV resort for $0.3 million. Refer to Note 19. “Leases ” for disclosures on accounting treatment.

Refer to Note 21, “Subsequent Events” for information regarding real estate acquisition activity after December 31, 2019.

The total amount of revenues and net income included in the Consolidated Statements of Operations for the year ended December 31, 2019 related to the acquisitions completed in 2019 are set forth in the following table (in thousands):

Year Ended December 31, 2019
(unaudited)
Total revenues	$42,715
Net income	$10,050

The following unaudited pro forma financial information presents the results of our operations for the years ended December 31, 2019 and 2018, as if the properties acquired in 2019 had been acquired on January 1, 2018. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees, and purchase accounting.

The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisition been consummated on January 1, 2018 (in thousands, except per-share data):

	Year Ended
	(unaudited)
	December 31, 2019	December 31, 2018
Total revenues	$1,298,096	$1,194,093
Net income attributable to Sun Communities, Inc. common stockholders	$166,446	$120,891
Net income per share attributable to Sun Communities, Inc. common stockholders - basic	$1.88	$1.49
Net income per share attributable to Sun Communities, Inc. common stockholders - diluted	$1.87	$1.47

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2018 Acquisitions

For the year ended December 31, 2018 we acquired the following communities:

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

The following table summarizes the amounts of assets acquired net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed in 2018 (in thousands):

	At Acquisition Date					Consideration
	Investment in property	In-place leases and other intangible assets	Debt assumed	Other liabilities, net	Total identifiable assets acquired net of liabilities assumed	Cash	Preferred Equity - Sun NG Resorts	Equity Interests - NG Sun LLC	Total consideration
Leaf Verde	$11,587	$60	$—	$—	$11,647	$11,647	$—	$—	$11,647
Archview	14,550	—	—	—	14,550	14,550	—	—	14,550
Petoskey KOA	8,730	270	—	—	9,000	9,000	—	—	9,000
Sands	13,790	460	—	—	14,250	14,250	—	—	14,250
Sun NG Resorts	240,649	16,339	(3,120)	(11,990)	241,878	184,625	35,277	21,976	241,878
Silver Creek	7,250	—	—	—	7,250	7,250	—	—	7,250
Highway West	36,500	—	—	—	36,500	36,500	—	—	36,500
Compass	13,930	70	—	—	14,000	14,000	—	—	14,000
Total	$346,986	$17,199	$(3,120)	$(11,990)	$349,075	$291,822	$35,277	$21,976	$349,075

For the year ended December 31, 2018, we acquired the following land for expansion / development:

Name	Location	Type	Expansion / Development Sites	Cost (millions)	Month Acquired
Ocean West	McKinleyville, CA	MH	26	$0.2	December
Water Oak Country Club Estates	Lady Lake, FL	MH	296	1.9	November
Oak Crest	Austin, TX	MH	220	4.2	October
Pecan Park	Jacksonville, FL	RV	158	1.3	September
Smith Creek Crossing	Granby, CO	MH	310	0.9	September
Apple Carr	Egelston, MI	MH	121	0.2	May
River Run	Granby, CO	MH / RV	1,144	5.3	May
		Total	2,275	$14.0

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Collateralized Receivables and Transfers of Financial Assets

Prior to November 2019, we completed various transactions with an unrelated entity involving our notes receivable under which we received cash proceeds in exchange for relinquishing our right, title, and interest in certain notes receivable. We had no further obligations or rights with respect to the control, management, administration, servicing, or collection of the installment notes receivable. However, we were subject to certain recourse provisions requiring us to purchase the underlying homes collateralizing such notes, in the event of a note default and subsequent repossession of the home by the unrelated entity. The recourse provisions were considered to be a form of continuing involvement which precluded establishing legal isolation, a necessary condition for derecognition of a financial asset, and therefore these transferred loans did not meet the requirements for sale accounting. We continued to recognize these transferred loans and we also recognized the cash proceeds on our Consolidated Balance Sheets and referred to them as collateralized receivables and as secured borrowings on collateralized receivables respectively.

In November 2019, the facts and circumstances regarding the recourse provisions, to which we remain subject, evolved such that the purchasers become subject to substantive economic risk.  Accordingly, we reassessed the legal isolation analysis in consultation with legal counsel, and concluded that the transaction now achieved the sale accounting requirements for the transferred notes receivable. Following the derecognition guidance, we (a) derecognized the transferred financial assets, (b) applied the guidance in ASC paragraphs 860-20-25-1 and 860-20-30-1 on recognition and measurement of assets obtained and liabilities incurred in the sale, and (c) recognized in earnings a $0.6 million gain on sale.

There was no balance of collateralized receivables at December 31, 2019. The balance of the collateralized receivables was $106.9 million (net of allowance of $0.8 million) as of December 31, 2018. The receivables had a weighted average interest rate and maturity of 9.9 percent and 14.1 years as of December 31, 2018.

There was no balance of secured borrowing as of December 31, 2019. The balance of the secured borrowing was $107.7 million as of December 31, 2018.

The amount of interest income and expense recognized was $8.0 million, $11.2 million and $13.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The change in the aggregate gross principal balance of the collateralized receivables is as follows (in thousands):

	December 31, 2019	December 31, 2018
Beginning balance	$107,731	$129,182
Principal payments and payoffs from our customers	(11,408)	(12,577)
Principal reduction from repurchased homes	(5,973)	(8,874)
Derecognition of collateralized receivables	(90,350)	—
Total activity	(107,731)	(21,451)
Ending balance	$—	$107,731

The following table sets forth the allowance for the collateralized receivables (in thousands):

	December 31, 2019	December 31, 2018
Beginning balance	$(807)	$(936)
Lower of cost or market write-downs	140	660
(Increase) / decrease to reserve balance	80	(531)
Gain on derecognition of collaterized receivables	587	—
Total activity	807	129
Ending balance	$—	$(807)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	December 31, 2019	December 31, 2018
Installment notes receivable on manufactured homes, net	$95,580	$112,798
Notes receivable from real estate developers	18,960	—
Other receivables, net	43,386	47,279
Total notes and other receivables, net	$157,926	$160,077

Installment Notes Receivable on Manufactured Homes

The installment notes of $95.6 million (net of allowance of $0.6 million) and $112.8 million (net of allowance of $0.7 million) as of December 31, 2019 and December 31, 2018, respectively, are collateralized by manufactured homes. The notes represent financing provided to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes have a weighted average interest rate (net of servicing costs) and maturity of 8.0 percent and 15.8 years as of December 31, 2019, and 8.0 percent and 16.6 years as of December 31, 2018.

The change in the aggregate gross principal balance of the installment notes receivable is as follows (in thousands):

	December 31, 2019	December 31, 2018
Beginning balance	$113,495	$116,174
Financed sales of manufactured homes	341	14,237
Principal payments and payoffs from our customers	(8,710)	(8,966)
Principal reduction from repossessed homes	(8,901)	(7,950)
Total activity	(17,270)	(2,679)
Ending balance	$96,225	$113,495

Allowance for Losses for Installment Notes Receivable

The following table sets forth the allowance change for the installment notes receivable (in thousands):

	December 31, 2019	December 31, 2018
Beginning balance	$(697)	$(377)
Lower of cost or market write-downs	203	678
Increase to reserve balance	(151)	(998)
Total activity	52	(320)
Ending balance	$(645)	$(697)

Notes Receivable from Real Estate Developers

As of December 31, 2019, the notes receivables balance of $19.0 million primarily comprise short term construction loans provided to real estate developers.

Other Receivables

As of December 31, 2019, other receivables were comprised of amounts due from: residents for rent, utility charges, fees and other pass through charges of $7.8 million (net of allowance of $2.2 million); home sale proceeds of $20.9 million; insurance receivables of $9.9 million, and other receivables of $4.8 million. As of December 31, 2018, other receivables were comprised of amounts due from: residents for rent, utility charges, fees and other pass through charges of $7.1 million (net of allowance of $1.5 million); home sale proceeds of $16.1 million; and insurance and other receivables of $24.1 million.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Intangible Assets

Our intangible assets include in-place leases, franchise agreements and other intangible assets. These intangible assets are recorded in Other assets, net on the Consolidated Balance Sheets. In accordance with FASB ASC Topic 842, below market leases are now classified as a right of use asset.

The gross carrying amounts and accumulated amortization are as follows (in thousands):

		December 31, 2019		December 31, 2018
Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	7 years	$127,313	$(73,980)	$103,547	$(59,068)
Franchise agreements and other intangible assets	7 - 20 years	16,943	(2,760)	16,641	(1,942)
Total		$144,256	$(76,740)	$120,188	$(61,010)

Total amortization expenses related to our intangible assets are as follows (in thousands):

	Year Ended
Intangible Asset	December 31, 2019	December 31, 2018	December 31, 2017
In-place leases	$14,912	$12,913	$13,812
Franchise fees and other intangible assets	818	507	301
Total	$15,730	$13,420	$14,113

We anticipate amortization expense for our intangible assets to be as follows for the next five years (in thousands):

	2020	2021	2022	2023	2024
Estimated expense	$15,522	$15,130	$10,529	$7,154	$4,791

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

RezPlot Systems LLC (“Rezplot”)
At December 31, 2019, the Company had a 50 percent ownership interest in RezPlot, a RV reservation software technology company, acquired in January 2019.

Sungenia JV
At December 31, 2019 and December 31, 2018, the Company had a 50 percent interest in Sungenia JV, a joint venture (“JV”) formed between the Company and Ingenia Communities Group in November 2018, to establish and grow a manufactured housing community development program in Australia.

GTSC LLC (“GTSC”)
At December 31, 2019 and December 31, 2018, the Company had a 40 percent ownership interest in GTSC, which engages in acquiring, holding and selling loans secured, directly or indirectly, by manufactured homes located in communities of Sun Communities.

Origen Financial Services, LLC (“OFS”)
At December 31, 2019 and December 31, 2018, the Company had a 22.9 percent ownership interest in OFS, an end-to-end online resident screening and document management suite.

The investment balance in each nonconsolidated affiliate is as follows (in millions):

Investment	December 31, 2019	December 31, 2018
Investment in RezPlot	$4.2	$—
Investment in Sungenia JV	12.0	0.7
Investment in GTSC (1)	18.5	29.8
Investment in OFS	0.1	0.1
Total	$34.8	$30.6
(1) The decrease in investment balance is primarily due to return of capital.

The year to date Equity income / (loss) from each nonconsolidated affiliate is as follows (in thousands):

Equity income	December 31, 2019	December 31, 2018
RezPlot equity loss	$(1,344)	$—
Sungenia JV equity loss	(290)	—
GTSC equity income	2,803	604
OFS equity income	205	186
Total equity income	$1,374	$790

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

Sun NG RV Resorts LLC (“Sun NG Resorts”); Rudgate Village SPE, LLC, Rudgate Clinton SPE, LLC, and Rudgate Clinton Estates SPE, LLC (collectively, “Rudgate”); Sun NG Whitewater RV LLC (“Whitewater Resorts”);
We consolidate Sun NG Resorts, Rudgate, and Whitewater Resorts, under the guidance set forth in FASB ASC Topic 810 “Consolidation.” We concluded that each of them is a VIE where we are the primary beneficiary, as we have the power to direct the significant activities, absorb the significant losses and receive the significant benefits from the entity. Refer to Note 3, “Real Estate Acquisitions,” Note 9, “Debt and Lines of Credit,” and Note 10, “Equity and Temporary Equity” for additional information on Sun NG Resorts.

The following table summarizes the assets and liabilities included in our Consolidated Balance Sheets after appropriate eliminations have been made (in thousands):

	December 31, 2019	December 31, 2018
Assets
Investment property, net	$344,300	$308,171
Other assets	23,894	19,809
Total Assets	$368,194	$327,980

Liabilities and Other Equity
Debt	$46,993	$44,172
Preferred Equity - Sun NG Resorts - mandatorily redeemable	35,249	35,277
Other liabilities	13,631	6,914
Total Liabilities	95,873	86,363
Equity Interest - NG Sun LLC & NG Whitewater	27,091	21,976
Noncontrolling interests	8,542	7,145
Total Liabilities and Other Equity	$131,506	$115,484

Investment property, net and other assets, net related to the consolidated VIEs, with the exception of SCOLP, comprised approximately 4.7 percent and 4.9 percent of our consolidated total assets at December 31, 2019 and December 31, 2018, respectively. Debt, Preferred Equity and other liabilities comprised approximately 2.5 percent and 2.6 percent of our consolidated total liabilities at December 31, 2019 and December 31, 2018, respectively. Equity Interests and Noncontrolling interests related to the consolidated VIEs, on an absolute basis, comprised approximately less than 1.0 percent of our consolidated total equity at December 31, 2019 and at December 31, 2018.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Debt and Lines of Credit

The following table sets forth certain information regarding debt including premiums, discounts, and deferred financing costs (in thousands):

	Carrying Amount		Weighted Average Years to Maturity		Weighted Average Interest Rates
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Collateralized term loans - Life Companies	$1,710,408	$1,259,158	17.1	14.4	4.0%	3.9%
Collateralized term loans - FNMA	697,589	770,417	7.0	5.1	3.7%	4.4%
Collateralized term loans - CMBS	397,868	405,702	3.1	4.1	5.1%	5.1%
Collateralized term loans - FMCC	374,727	380,680	4.9	5.9	3.9%	3.9%
Secured borrowings	—	107,731	0.0	14.4	—%	9.9%
Preferred equity - Sun NG Resorts - mandatorily redeemable	35,249	35,277	2.8	3.8	6.0%	6.0%
Preferred OP units - mandatorily redeemable	34,663	37,338	4.0	4.7	6.5%	6.6%
Lines of credit	183,898	128,000	3.5	2.3	2.7%	3.8%
Total debt	$3,434,402	$3,124,303	11.1	9.0	4.0%	4.5%

Collateralized Term Loans

All of our collateralized term loans are mortgage loans.

During the years ended December 31, 2019 and 2018, we repaid the following collateralized term loans:

Three months ended	Repayment amount (in millions)		Fixed Interest rate		Maturity date	(Gain) / loss on extinguishment of debt (in millions)	Encumbered communities released
December 31, 2019	$17.0		5.62%		March 1, 2020	$—	—
	$127.3		5.10%		November 1, 2021	$3.2	—
	$21.5	(1)	6.24%	(4)	March 1, 2020 April 1, 2020	$(0.2)	3
September 30, 2019	$134.0		4.3%		May 1, 2023	$12.8	—
March 31, 2019	$186.8		3.83%		January 1, 2030	$0.7	—
December 31, 2018	$10.2		5.66%		February 28, 2019	$—	—
September 30, 2018	$30.5		6.34%		March 1, 2019	$0.9	1
June 30, 2018 (2)	$177.7		4.53%	(4)	August 1, 2018 May 1, 2023	$1.5	11
March 31, 2018 (3)	$24.4		6.36%	(4)	March 1, 2019	$0.2	3

(1) Includes four collateralized term loans, three due to mature on March 1, 2020 and one due to mature on April 1, 2020.
(2) Includes three collateralized term loans, one due to mature on August 1, 2018 and two due to mature on May 1, 2023.
(3) Includes four collateralized term loans, all due to mature on March 1, 2019.
(4) The interest rate represents the weighted average interest rate on collateralized term loans.

During the years ended December 31, 2019 and 2018, we entered into the following collateralized term loans:

Three months ended	Loan amount (in millions)		Term (in years)	Interest rate	Maturity date
December 31, 2019	$400.0	(1)	21	4.026%	December 15, 2039 December 15, 2041
September 30, 2019	$250.0		10	2.925%	October 1, 2029
March 31, 2019	$265.0		25	4.170%	January 15, 2044
December 31, 2018	$21.7		20	4.100%	August 15, 2038
September 30, 2018	$228.0		20	4.100%	August 15, 2038

(1) Includes two collateralized term loans one due to mature on December 15, 2039 and the other on December 1, 2041.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The collateralized term loans totaling $3.2 billion as of December 31, 2019, are secured by 188 properties comprised of 74,170 sites representing approximately $3.3 billion of net book value.
Secured Borrowings

See Note 4, “Collateralized Receivables and Transfers of Financial Assets,” for information regarding our collateralized receivables and secured borrowing transactions.

Preferred OP Units - mandatorily redeemable

Preferred OP units at December 31, 2019 and December 31, 2018 include $34.7 million of Aspen preferred OP units issued by the Operating Partnership. As of December 31, 2019, these units are convertible indirectly into 407,190 shares of our common stock. Subject to certain limitations, at any time prior to January 1, 2024, the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the market price of our common stock is $68.00 per share or less, 0.397 common OP units; or (b) if the market price of our common stock is greater than $68.00 per share, the number of common OP units is determined by dividing (i) the sum of (A) $27.00 plus (B) 25 percent of the amount by which the market price of our common stock exceeds $68.00 per share, by (ii) the per share market price of our common stock. The current preferred distribution rate is 6.5 percent. On January 2, 2024, we are required to redeem all Aspen preferred OP units that have not been converted to common OP units. Refer to Note 21, “Subsequent Events,” for additional information regarding revisions to the terms of certain of the Aspen preferred OP units.

Preferred OP units also include $2.7 million of Series B-3 preferred OP units at December 31, 2018, which are not convertible. In January 2019, we redeemed all remaining 26,750 Series B-3 preferred OP units. The weighted average redemption price per unit, which included accrued and unpaid distributions, was $100.153424. In the aggregate, we paid $2.7 million to redeem these units.

Preferred Equity - Sun NG Resorts - mandatorily redeemable

In June 2018, in connection with the investment in Sun NG Resorts, $35.3 million of mandatorily redeemable Preferred Equity (“Preferred Equity - Sun NG Resorts”) was purchased by unrelated third parties. The Preferred Equity - Sun NG Resorts carries a preferred rate of return of 6.0 percent per annum. The Preferred Equity - Sun NG Resorts has a 7-year term and can be redeemed in the fourth quarter of 2022 at the holders’ option. The Preferred Equity - Sun NG Resorts balance was $35.2 million and $35.3 million at December 31, 2019 and December 31, 2018. Refer to Note 3, “Real Estate Acquisitions,” Note 8, “Consolidated Variable Interest Entities,” and Note 10, “Equity and Temporary Equity” for additional information.

Lines of Credit (“LOC”)

Credit agreement - In May 2019, we amended and restated our credit agreement with Citibank and certain other lenders. Pursuant to the credit agreement, we entered into a senior credit facility with Citibank and certain other lenders in the amount of $750.0 million, comprised of a $650.0 million revolving loan, with the ability to use up to $100.0 million for advances in Australian dollars, and a $100.0 million term loan (the “A&R Facility”). We have until March 17, 2020 to draw on the term loan. As of December 31, 2019, we had not drawn any funds on the term loan. The credit agreement has a four-year term ending May 21, 2023, which can be extended for two additional six-month periods, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $350.0 million. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the A&R Facility may be increased up to $1.1 billion.

The A&R Facility bears interest at a floating rate based on the Eurodollar rate or Bank Bill Swap Bid Rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which margin can range from 1.20 percent to 2.10 percent for the revolving loan and 1.20 percent to 2.05 percent for the term loan. As of December 31, 2019, the margin based on our leverage ratio was 1.20 percent on the revolving loan and 1.20 percent on the term loan. We had $123.6 million and zero of borrowings on the revolving loan and the term loan, respectively, as of December 31, 2019.

The A&R Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit but does reduce the borrowing amount available. At December 31, 2019 and December 31, 2018, approximately $2.8 million and $3.9 million of availability was used to back standby letters of credit.

Floor plan - We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us at least a twelve month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate as quoted in the Wall Street Journal on the first business day of each month or 6.0 percent. At December 31, 2019, the effective interest rate was 7.0 percent. The outstanding balance was $3.3 million and zero as of December 31, 2019 and December 31, 2018, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Jensen - In October 2019, we assumed a term loan facility with Citibank N.A. (“Citibank”), in the amount of $58.0 million. The term loan has a four-year term ending October 29, 2023, and bears interest at a floating rate based on the Eurodollar rate or Prime rate. The outstanding balance was $57.0 million at December 31, 2019.

Covenants

Pursuant to the terms of the A&R Facility, we are subject to various financial and other covenants. The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution, and net worth requirements. At December 31, 2019, we were in compliance with all covenants.

In addition, certain of our subsidiary borrowers own properties that secure loans. These subsidiaries are consolidated within our accompanying Consolidated Financial Statements, however, each of these subsidiaries’ assets and credit are not available to satisfy the debts and other obligations of the Company, any of its other subsidiaries or any other person or entity.

Long-term Debt Maturities

As of December 31, 2019, the total of maturities and amortization of our debt (excluding premiums and discounts) and lines of credit during the next five years were as follows (in thousands):

	Maturities and Amortization By Year
	Total Due	2020	2021	2022	2023	2024	Thereafter
Mortgage loans payable
Maturities	$2,161,615	$19,796	$148,378	$82,155	$185,618	$315,331	$1,410,337
Principal amortization	1,026,857	60,723	60,873	61,326	60,604	57,082	726,249
Preferred Equity - Sun NG Resorts - mandatorily redeemable	35,249	—	—	35,249	—	—	—
Preferred OP units - mandatorily redeemable	34,663	—	—	—	—	34,663	—
Lines of credit	183,898	10,000	13,293	10,000	150,605	—	—
Total	$3,442,282	$90,519	$222,544	$188,730	$396,827	$407,076	$2,136,586

Off-Balance Sheet Arrangements - Nonconsolidated Affiliate Indebtedness

We have a 40 percent investment in GTSC, a nonconsolidated affiliate. During September 2019, GTSC entered into a warehouse line of credit with a maximum loan amount of $125.0 million. As of December 31, 2019, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by GTSC was approximately $123.4 million (of which our proportionate share is approximately $49.4 million). The debt bears interest at a variable rate based on LIBOR plus 1.65 percent per annum and matures on September 15, 2023.

10. Equity and Temporary Equity

Public Equity Offerings

In May 2019, we closed an underwritten registered public offering of 3,737,500 shares of common stock. Proceeds from the offering were $452.1 million after deducting expenses related to the offering. We used the net proceeds of this offering to repay borrowings outstanding under the revolving loan under our senior credit facility.

At the Market Offering Sales Agreement

In July 2017, we entered into a new at the market offering sales agreement (as amended, the “Sales Agreement”) with certain sales agents (collectively, the “Sales Agents”), whereby we may offer and sell shares of our common stock, having an aggregate offering price of up to $450.0 million, from time to time through the Sales Agents. The Sales Agents are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold from time to time under the Sales Agreement. Through December 31, 2019 we have sold shares of our common stock for gross proceeds of $163.8 million under the Sales Agreement.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There was no issuance of common stock under the Sales Agreement in 2019. Issuances of common stock under the Sales Agreement through December 31, 2018, and 2017 were as shown in the table below:

Quarter Ended	Common stock issued	Weighted average sales price	Net proceeds (in millions)
September 30, 2018	398,516	$100.19	$39.4
June 30, 2018	1,008,699	$92.98	$92.6
December 31, 2017	321,800	$93.33	$29.7

Issuances of common stock under our previous at the market offering sales agreement during 2017 were as follows:

Quarter Ended	Common stock issued	Weighted average sales price	Net proceeds (in millions)
June 30, 2017	400,000	$85.01	$33.6
March 31, 2017	280,502	$76.47	$21.2

Temporary Equity

Equity Interests - NG Sun Whitewater RV LLC - In August 2019, in connection with the investment in land at the property known as Whitewater, NG Sun Whitewater LLC purchased $2.4 million of common equity interest in Sun NG Whitewater RV LLC Resorts (referred to as “Equity Interests - NG Sun Whitewater RV LLC”). The Equity Interests - NG Sun Whitewater RV LLC do not have a fixed maturity date and can be redeemed any time after the last day of the third full year that the RV park has been operated as a recreational vehicle park, or last day of the third full year that the RV park has been operated as a recreational vehicle park after the completion of the development of phase two (the “buy-sell trigger date”). Sun NG LLC, our subsidiary, has the right to terminate the agreement after the buy-sell trigger date. If either party exercises their option, the property management agreement will be terminated, and Sun NG LLC is required to purchase the remaining interests of NG Sun Whitewater LLC and the property management agreement at fair value. Refer to Note 3, “Real Estate Acquisitions,” and Note 8, “Consolidated Variable Interest Entities,” for additional information.

Issuance of Series D Preferred OP Units - In February 2019, we issued 488,958 Series D Preferred OP Units in connection with the acquisition of Country Village Estates. The Series D preferred OP units have a stated issuance price of $100.00 per OP Unit and carry a preferred return of 3.75 percent until the second anniversary of the issuance date. Commencing with the second anniversary of the issuance date, the Series D Preferred OP Units carry a preferred return of 4.0 percent. Commencing with the first anniversary of the issuance date, each Series D Preferred OP Unit can be exchanged for 0.8 shares of our common stock at the holder’s option. The holders may require redemption in cash after the fifth anniversary of the Series D issuance date or upon the holder’s death. Refer to Note 3, “Real Estate Acquisitions” for additional information.

Equity Interests - NG Sun LLC - In June 2018, in connection with the investment in Sun NG Resorts, unrelated third parties purchased $6.5 million of Series B preferred equity interests and $15.4 million of common equity interest in Sun NG Resorts (herein jointly referred to as “Equity Interest - NG Sun LLC”). The Series B preferred equity interests carry a preferred return at a rate that, at any time, is equal to the interest rate on Sun NG Resorts’ indebtedness at such time. The current rate of return is 5.0 percent. The Equity Interests - NG Sun LLC do not have a fixed maturity date and can be redeemed in the fourth quarter of 2022 at the holders’ option. Sun NG LLC, our subsidiary, has the right during certain periods each year, with or without cause, or for cause at any time, to elect to buy NG Sun LLC’s interest. During a limited period in 2022, NG Sun LLC has the right to put its interest to Sun NG LLC. If either party exercises their option, the property management agreement will be terminated, and the Company is required to purchase the remaining interests of NG Sun LLC and the property management agreement at fair value. Refer to Note 3, “Real Estate Acquisitions,” Note 8, “Consolidated Variable Interest Entities,” and Note 9, “Debt and Lines of Credit” for additional information.

Series A-4 Preferred OP Units

On December 13, 2019, all outstanding shares of the Company’s 6.50% Series A-4 Cumulative Convertible Preferred Stock, and all of the Operating Partnership’s Series A-4 Preferred OP Units, were converted into common stock and common OP units, respectively. All 1,031,747 shares of Series A-4 preferred stock were converted into 458,541 shares of common stock (net of fractional shares paid in cash). All 405,656 Series A-4 preferred OP units were converted into 180,277 common OP units (net of fractional units paid in cash). The Series A-4 preferred shares and units were issued to the sellers of the American Land Lease portfolio which we acquired in 2014 and 2015.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Issuances of Common Stock and Common OP Units

In October 2019, in connection with the acquisition of the Jensen Portfolio, we issued 1,972,876 shares of common stock, net of fractional shares paid in cash.

Conversions

Conversions to Common Stock - Subject to certain limitations, holders can convert certain series of stock and OP units to shares of our common stock at any time. Below is the activity of conversions during 2019 and 2018:

		Year Ended
		December 31, 2019		December 31, 2018
Series	Conversion Rate	Units/Shares	Common Stock	Units/Shares	Common Stock
Common OP unit	1.0000	485,629	485,629	20,608	20,608
Series A-1 preferred OP unit	2.4390	22,707	55,370	13,430	32,752
Series A-4 preferred OP unit	0.4444	4,708	2,092	13,765	6,116
Series A-4 preferred stock	0.4444	1,062,789	472,366	22,576	10,033
Series C preferred OP unit	1.1100	4,014	4,455	1,919	2,130

Conversions to Common OP Units - Subject to certain limitations, holders can convert certain series OP units to other series of OP units. There was no such conversion in 2018. Below is the activity of conversions during 2019:

	Year Ended
	December 31, 2019
Series	Units/Shares	Common OP units
Series A-4 preferred OP units	405,656	180,277

Dividends

Dividend distributions declared for the quarter ended December 31, 2019 are as follows:

Dividend	Record Date	Payment Date	Distribution per Share	Total Distribution (in Thousands)
Common Stock, Common OP units and Restricted Stock	12/31/2019	1/15/2020	$0.75	$71,704

11. Share-Based Compensation

As of December 31, 2019, we had two share-based compensation plans; the Sun Communities, Inc. 2015 Equity Incentive Plan (“2015 Equity Incentive Plan”) and the First Amended and Restated 2004 Non-Employee Director Option Plan (“2004 Non-Employee Director Option Plan”). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future.

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

2015 Equity Incentive Plan

At the Annual Meeting of Stockholders held on July 20, 2015, the stockholders approved the 2015 Equity Plan. The 2015 Equity Plan had been adopted by the Board and was effective upon approval by our stockholders. The maximum number of shares of common stock that may be issued under the 2015 Equity Plan is 1,750,000 shares of our common stock, with 974,864 shares remaining for future issuance.

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

The types of awards that may be granted under the director plan are options, restricted stock and OP units. Only non-employee directors are eligible to participate in the director plan. The maximum number of options, restricted stock and OP units that may be issued under the Director Plan is 375,000 shares, with 191,774 shares remaining for future issuance.

During the year ended December 31, 2019 and 2018, shares were granted as follows:

Grant Period	Type	Plan	Shares Granted		Grant Date Fair Value Per Share		Vesting Type	Vesting Anniversary	Percentage
2019	Executive Officers	2015 Equity Incentive Plan	44,000		$115.39	(1)	Time Based	20.0% annually over 5 years
2019	Executive Officers	2015 Equity Incentive Plan	66,000	(2)	$115.39	(2)	Market Condition	3rd	100.0%
2019	Directors	2004 Non-Employee Director Option Plan	18,000		$113.68	(1)	Time Based	3rd	100.0%
2019	Key Employees	2015 Equity Incentive Plan	55,770		$120.01	(1)	Time Based	20.0% annually over 5 years
2019	Key Employees	2015 Equity Incentive Plan	6,250		$142.48	(1)	Time Based	20.0% annually over 5 years
2018	Key Employees	2015 Equity Incentive Plan	16,500		$88.30	(1)	Time Based	2nd	35.0%
								3rd	35.0%
								4th	20.0%
								5th	5.0%
								6th	5.0%
2018	Key Employees	2015 Equity Incentive Plan	50,100		$86.97	(1)	Time Based	20.0% annually over 5 years
2018	Executive Officers	2015 Equity Incentive Plan	60,000		$87.24	(1)	Time Based	20.0% annually over 5 years
2018	Executive Officers	2015 Equity Incentive Plan	90,000		$65.24	(3)	Market Condition	3rd	100.0%
2018	Directors	2004 Non-Employee Director Option Plan	16,800		$85.28	(1)	Time Based	3rd	100.0%
(1) Grant date fair value is measured based on the closing price of our common stock on the date(s) shares are issued.
(2) Share-based compensation for restricted stock awards with market and performance conditions is measured based on an estimate of shares expected to vest. We estimate the fair value of share-based compensation for restricted stock with market conditions using a Monte Carlo simulation. At the grant date, our common stock price was $115.39. Based on the Monte Carlo simulation we expect 75.1% of the 66,000 shares to vest.
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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our restricted stock activity for the years ended December 31, 2019, 2018, and 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted shares at January 1, 2017	841,634	$56.38
Granted	219,400	$79.38
Vested	(196,412)	$47.60
Forfeited	(4,769)	$56.43
Unvested restricted shares at December 31, 2017	859,853	$64.25
Granted	233,400	$87.12
Vested	(214,111)	$54.69
Forfeited	(8,025)	$72.16
Unvested restricted shares at December 31, 2018	871,117	$72.65
Granted	190,020	$117.47
Vested	(237,406)	$64.46
Forfeited	(10,690)	$79.58
Unvested restricted shares at December 31, 2019	813,041	$85.43

Total compensation cost recognized for restricted stock was $17.5 million, $15.1 million, and $12.7 million for the years ended December 31, 2019, 2018, and 2017, respectively. The total fair value of shares vested was $15.3 million, $11.7 million, and $9.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The remaining share-based compensation cost, net related to our unvested restricted shares outstanding as of December 31, 2019 is approximately $39.0 million. The following table summarizes our expected share-based compensation cost, net related to our unvested restricted shares, in millions:

	2020	2021	2022	Thereafter
Expected share-based compensation costs, net	$16.6	$11.3	$7.1	$4.0

Options

During 2019, 1,500 non-employee director options exercised for net proceeds of less than $0.2 million. There were no non-employee director options exercised during 2018. At December 31, 2019, 1,500 fully vested non-employee director options remained outstanding with an intrinsic value of less than $0.1 million. These options had a weighted average exercise price of $37.35 and a weighted average contractual term of approximately 1.6 years. No options have been granted, and there has been no compensation expense associated with non-vested stock option awards for the years ended December 31, 2019, 2018, or 2017.

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

Transactions between our segments are eliminated in consolidation. Transient RV revenue is included in the Real Property Operations segment revenues and is approximately $132.3 million for the year ended December 31, 2019. In 2019, transient RV revenue was recognized 19.8 percent in the first quarter, 23.1 percent in the second quarter, 41.0 percent in the third quarter, and 16.1 percent in the fourth quarter.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A presentation of our segment financial information is summarized as follows (amounts in thousands):

	Year Ended
	December 31, 2019			December 31, 2018			December 31, 2017
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$992,545	$239,508	$1,232,053	$880,080	$219,688	$1,099,768	$779,739	$177,957	$957,696
Operating expenses / Cost of sales	375,690	156,352	532,042	330,695	146,637	477,332	290,016	117,274	407,290
Net operating income / Gross profit	616,855	83,156	700,011	549,385	73,051	622,436	489,723	60,683	550,406
Adjustments to arrive at net income / (loss)
Interest and other revenues, net	31,984	—	31,984	27,057	—	27,057	24,875	(1)	24,874
Home selling expenses	—	(14,690)	(14,690)	—	(15,722)	(15,722)	—	(12,457)	(12,457)
General and administrative expenses	(82,320)	(11,644)	(93,964)	(70,512)	(10,917)	(81,429)	(74,548)	(9,425)	(83,973)
Catastrophic weather related charges, net	(1,729)	(8)	(1,737)	140	(232)	(92)	(7,856)	(496)	(8,352)
Depreciation and amortization	(250,686)	(77,381)	(328,067)	(218,617)	(68,645)	(287,262)	(199,960)	(61,576)	(261,536)
Loss on extinguishment of debt	(16,505)	—	(16,505)	(1,190)	—	(1,190)	(4,676)	—	(4,676)
Interest on mandatorily redeemable preferred OP units / equity	(4,698)	—	(4,698)	(3,694)	—	(3,694)	(3,114)	—	(3,114)
Interest expense	(133,125)	(28)	(133,153)	(130,535)	(21)	(130,556)	(128,456)	(15)	(128,471)
Gain / (loss) on remeasurement of marketable securities	34,240	—	34,240	(3,639)	—	(3,639)	—	—	—
Other income / (expense), net	3,604	(147)	3,457	(6,414)	(39)	(6,453)	8,983	(1)	8,982
Income from nonconsolidated affiliates	—	1,374	1,374	—	790	790	—	—	—
Current tax expense	(746)	(349)	(1,095)	(372)	(223)	(595)	(62)	(384)	(446)
Deferred tax benefit	222	—	222	507	—	507	582	—	582
Net income / (loss)	197,096	(19,717)	177,379	142,116	(21,958)	120,158	105,491	(23,672)	81,819
Less: Preferred return to preferred OP units / equity	(6,058)	—	(6,058)	(4,486)	—	(4,486)	(4,581)	—	(4,581)
Less: Amounts attributable to noncontrolling interests	(10,659)	891	(9,768)	(9,512)	1,069	(8,443)	(6,319)	1,264	(5,055)
Net income / (loss) attributable to Sun Communities, Inc.	180,379	(18,826)	161,553	128,118	(20,889)	107,229	94,591	(22,408)	72,183
Less: Preferred stock distribution	(1,288)	—	(1,288)	(1,736)	—	(1,736)	(7,162)	—	(7,162)
Net income / (loss) attributable to Sun Communities, Inc. common stockholders	$179,091	$(18,826)	$160,265	$126,382	$(20,889)	$105,493	$87,429	$(22,408)	$65,021

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019			December 31, 2018
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Identifiable assets
Investment property, net	$6,651,275	$581,345	$7,232,620	$5,586,444	$531,872	$6,118,316
Cash, cash equivalents and restricted cash	(8,346)	43,176	34,830	36,294	25,968	62,262
Marketable securities	94,727	—	94,727	49,037	—	49,037
Inventory of manufactured homes	—	62,061	62,061	—	49,199	49,199
Notes and other receivables, net	142,509	15,417	157,926	145,673	14,404	160,077
Collateralized receivables, net	—	—	—	106,924	—	106,924
Other assets, net	167,804	52,092	219,896	128,076	36,135	164,211
Total assets	$7,047,969	$754,091	$7,802,060	$6,052,448	$657,578	$6,710,026

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

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation, which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the year ended December 31, 2019.

As a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on the ordinary taxable income we distribute to our stockholders as dividends. If we fail to qualify as a REIT in any taxable year, our taxable income could be subject to U.S. federal income tax at regular corporate rates (including any applicable alternative minimum tax (“AMT”) in 2017 as AMT is no longer applicable for years beginning after 2017). Even if we qualify as a REIT, we may be subject to certain state and local income taxes as well as U.S. federal income and excise taxes on our undistributed income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries (“TRSs”) is subject to federal, state and local income taxes. The Company is also subject to income taxes in Canada as a result of the acquisition of Carefree in 2016 and in Australia as a result of our investment in Ingenia Communities Group in 2018. We do not provide for withholding taxes on our undistributed earnings from our Canadian subsidiaries as they are reinvested and will continue to be reinvested indefinitely outside the United States. However, we did incur $0.2 million of withholding taxes on distributions from our investment in Ingenia Communities Group.

For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, and return of capital. For the years ended December 31, 2019, 2018, and 2017, distributions paid per share were taxable as follows (unaudited / rounded):

	Year Ended
	December 31, 2019		December 31, 2018		December 31, 2017
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income (1)	$1.66	56.0%	$1.58	56.4%	$0.83	31.2%
Capital gain	—	—%	0.13	4.8%	—	—%
Return of capital	1.30	44.0%	1.09	38.8%	1.83	68.8%
Total distributions declared	$2.96	100.0%	$2.80	100.0%	$2.66	100.0%

(1) 98.8276%% of the ordinary taxable dividend qualifies as Section 199A dividend for 2019 and 1.1724% of the ordinary taxable dividend qualifies as a Qualified Dividend for 2019.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. Under the Tax Act, the corporate income tax rate is reduced from a maximum marginal rate of 35.0 percent to a flat 21.0 percent. In accordance with ASC 740, “Accounting for Income Taxes,” we recognized the effect of tax law changes in the period of enactment even though the effective date of most provisions of the Tax Act was January 1, 2018.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our provision / (benefit) for income taxes attributable to continuing operations for the year ended December 31, 2019 and 2018 are as follows (amounts in thousands):

	Year Ended
	December 31, 2019	December 31, 2018
Federal
Current	$(3)	$(102)
State and Local
Current	919	701
Deferred	—	11
Foreign
Current	179	(4)
Deferred	(222)	(518)

Total (benefit) / provision	$873	$88

A reconciliation of the provision / (benefit) for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the year ended December 31, 2019 and 2018 is as follows (amounts in thousands):

	Year Ended
	December 31, 2019		December 31, 2018
Pre-tax loss attributable to taxable subsidiaries	$(4,122)		$(7,299)

Federal (benefit) / provision at statutory tax rate	(866)	21.0%	(1,534)	21.0%
State and local taxes, net of federal benefit	42	(1.0)%	—	—%
Alternative minimum tax	—	—%	—	—%
Rate differential	(73)	1.8%	(112)	1.5%
Change in valuation allowance	526	(12.7)%	2,885	(39.5)%
Change in deferred tax asset	—	—%	—	—%
Others	692	(16.8)%	(1,576)	21.6%
Tax (benefit) / provision - taxable subsidiaries	321	(7.7)%	(337)	4.6%
Other state taxes - flow through subsidiaries	552		425
Total (benefit) / provision	$873		$88

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred tax assets and liabilities included in the consolidated balance sheets are comprised of the following tax effects of temporary differences and based on the Tax Act (amounts in thousands):

	As of
	December 31, 2019	December 31, 2018
Deferred Tax Assets
NOL carryforwards	$18,009	$18,071
Depreciation and basis differences	28,787	28,140
Other	395	784
Gross deferred tax assets	47,191	46,995
Valuation allowance	(45,342)	(44,817)
Net deferred tax assets	1,849	2,178

Deferred Tax Liabilities
Basis differences - foreign investment	(22,813)	(22,406)
Gross deferred tax liabilities	(22,813)	(22,406)

Net Deferred Tax Liability (1)	$(20,964)	$(20,228)

(1) Net deferred tax liability is included within Other liabilities in our Consolidated Balance Sheets.

Our U.S. TRS operating loss carryforwards are $75.3 million, or $15.6 million after tax, including SHS loss carryforwards of $73.0 million, or $15.3 million after tax, as of December 31, 2019. The loss carryforwards will begin to expire in 2023 through 2035 if not offset by future taxable income. In addition, our Canadian subsidiaries have operating loss carryforwards of $9.1 million, or $2.4 million after tax, as of December 31, 2019. The loss carryforwards will begin to expire in 2033 through 2038 if not offset by future taxable income.

We had no unrecognized tax benefits as of December 31, 2019 and 2018. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2019.

We classify certain state taxes as income taxes for financial reporting purposes. We recorded a provision for state income taxes of $0.9 million for the year ended December 31, 2019, $0.7 million for the year ended December 31, 2018, and $0.7 million for the year ended December 31, 2017.

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

Our policy is to report income tax penalties and income tax related interest expense as a component of income tax expense. No interest or penalty associated with any unrecognized income tax benefit or provision was accrued, nor was any income tax related interest or penalty recognized during the years ended December 31, 2019, 2018 and 2017.

In 2017, SHS underwent an audit by the Internal Revenue Service for the 2015 tax year. Upon conclusion of the audit, no adjustment was required.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Earnings Per Share

We have outstanding stock options and unvested restricted common shares. Our Operating Partnership has outstanding common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series C preferred OP units, Series D preferred OP units and Aspen preferred OP Units, which, if converted or exercised, may impact dilution.

Computations of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Numerator
Net Income attributable to Sun Communities, Inc. common stockholders	$160,265	$105,493	$65,021
Less allocation to restricted stock awards	(1,170)	(831)	(455)
Basic earnings - Net income attributable to common stockholders after allocation to restricted stock awards	$159,095	$104,662	$64,566
Add allocation to restricted stock awards	1,170	831	455
Diluted earnings - Net income attributable to common stockholders after allocation to restricted stock awards	$160,265	$105,493	$65,021

Denominator
Weighted average common shares outstanding	88,460	81,387	76,084
Add: dilutive stock options	1	2	2
Add: dilutive restricted stock	454	651	625
Diluted weighted average common shares and securities	88,915	82,040	76,711
Earnings per share available to common stockholders after allocation
Basic earnings per share	$1.80	$1.29	$0.85
Diluted earnings per share	$1.80	$1.29	$0.85

We have excluded certain securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share for the years ended December 31, 2019, 2018 and 2017 (amounts in thousands):

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Common OP units	2,420	2,726	2,746
Series A-4 preferred stock	—	1,063	1,085
A-3 preferred OP units	40	40	40
A-1 preferred OP units	309	332	345
A-4 preferred OP units	—	410	424
Aspen preferred OP units	1,284	1,284	1,284
Series C preferred OP units	310	314	316
Series D preferred OP units	489	—	—
Total securities	4,852	6,169	6,240

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Selected Quarterly Financial Information (Unaudited)

The following is a condensed summary of our unaudited quarterly results for years ended 2019 and 2018 (in thousands, except per share data):

	2019 Quarters				2018 Quarters
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total Revenues	$287,330	$312,445	$362,443	$301,819	$257,975	$271,434	$323,413	$274,003
Total Expenses	252,759	272,273	305,989	293,835	221,871	245,125	273,119	257,162
Income Before Other Items	$34,571	$40,172	$56,454	$7,984	$36,104	$26,309	$50,294	$16,841

Net Income attributable to Sun Communities, Inc. common stockholders	$34,331	$40,385	$57,002	$28,547	$29,986	$20,408	$46,060	$9,039

Earnings per share (1)
Basic earnings per share	$0.40	$0.46	$0.63	$0.31	$0.38	$0.25	$0.56	$0.11
Diluted earnings per share	$0.40	$0.46	$0.63	$0.31	$0.38	$0.25	$0.56	$0.11

(1) Earnings per share for the year may not equal the sum of the fiscal quarters’ earnings per share due to changes in basic and diluted shares outstanding.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketable Securities

Marketable securities held by us and accounted for under the ASC 321 “Investment Equity Securities” are measured at fair value. Any change in fair value is recognized in the Consolidated Statement of Operations in Remeasurement of marketable securities in accordance with ASU 2016-01 “Financial Instruments - Overall (Subtopic 825-10): Recognition and measurement of financial assets and financial liabilities.” The fair value is measured by the quoted unadjusted share price which is readily available in active markets (Level 1).

Installment Notes Receivable on Manufactured Homes

The net carrying value of the installment notes receivable on manufactured homes estimates the fair value as the interest rates in the portfolio are comparable to current prevailing market rates (Level 2). Refer Note 5, “Notes and Other Receivables.”

Notes Receivable from Real Estate Developers

The net carrying value of the notes receivable from real estate developers estimates the fair value as the interest rates in the portfolio are comparable to current prevailing market rates (Level 2). Refer Note 5, “Notes and Other Receivables.”

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

Financial Liabilities

We estimate the fair value of our contingent consideration liability based on discounting of future cash flows using market interest rates and adjusting for nonperformance risk over the remaining term of the liability (Level 2).

Other Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair market values due to the short-term nature of those instruments.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth our financial assets and liabilities that required disclosure of fair value on a recurring basis as of December 31, 2019. The table presents the carrying values and fair values of our financial instruments as of December 31, 2019 and December 31, 2018, that were measured using the valuation techniques described above (in thousands). The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable as the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	December 31, 2019		December 31, 2018
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Marketable securities	$94,727	$94,727	$49,037	$49,037
Installment notes receivable on manufactured homes, net	95,580	95,580	112,798	112,798
Collateralized receivables, net	—	—	106,924	106,924
Notes receivable from real estate developers	18,960	18,960	—	—
Total	$209,267	$209,267	$268,759	$268,759

Financial liabilities
Debt (excluding secured borrowings)	$3,250,504	$3,270,544	$2,888,572	$2,757,649
Secured borrowings	—	—	107,731	107,731
Lines of credit	183,898	183,898	128,000	128,000
Other liabilities (contingent consideration)	6,134	6,134	4,640	4,640
Total	$3,440,536	$3,460,576	$3,128,943	$2,998,020

17. Recent Accounting Pronouncements

Recent Accounting Pronouncements - Adopted

In February 2016, the FASB issued ASC 2016-02 codified in ASC Topic 842, Leases, which amends the guidance in former ASC Topic 840, Leases. On January 1, 2019, we adopted ASC 2016-02. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right of-use (“ROU”) assets and lease liabilities on the balance sheet for those leases classified as operating leases and disclose key information about leasing arrangements. As amended by ASU 2018-11, comparative reporting periods are presented in accordance with Topic 840, while periods subsequent to the effective date are presented in accordance with Topic 842. The Company elected the package of practical expedients, which permits the Company not to reassess expired or existing contracts containing a lease, the lease classification for expired or existing contracts, initial direct costs for any existing leases. The Company elected not to allocate lease obligation between lease and non-lease components of our agreements for both leases where we are a lessor and leases where we are a lessee. The Company did not elect the hindsight practical expedient, which permits the company to use hindsight in determining the lease terms and impairment implications. The Company did not elect to use a portfolio approach in the valuation of ROU assets and corresponding liabilities. Some ROU assets include an extension option, which is included in the ROU assets and liabilities only if we are reasonably certain to exercise.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lessee Accounting

We determine if an arrangement is a lease at inception. Our operating lease agreements are primarily for executive office spaces, ground leases at certain communities, and certain equipment leases. The ROU asset and ROU liabilities are included within Other assets, net and Other liabilities on the Consolidated Balance Sheets. For operating leases with a term greater than one year, the company recognizes the ROU assets and liabilities related to the lease payments on the Consolidated Balance Sheets. The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The ROU assets represent our right to use the underlying assets for the term of the lease and the lease liabilities represent our obligation to make lease payments arising for the agreements. The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. The ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus unamortized initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The ROU asset is periodically reduced by impairment losses. As of December 31, 2019, we have not encountered any impairment losses. Variable lease payments, except for the ones that depend on index or rate, are excluded from the calculation of the ROU assets and lease liabilities and are recognized as variable lease expense in the Consolidated Statements of Operations in the period in which they are incurred. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Many of our lessee agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. The lease liability costs are amortized over the straight-line method over the term of the lease. Operating leases with a term of less than one year are recognized as a lease expense over the term of the lease, with no asset or liability recognized on the Consolidated Balance Sheets. Finance leases where we are the lessee are included in Other assets, net and Other liabilities on our Consolidated Balance Sheets. The lease liabilities are initially measured in the same manner as operating leases and are subsequently measured at amortized cost using the effective interest method. The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received.

For finance leases the ROU asset is subsequently amortized using the straight-line method from the lease commencement date to the earlier of the end of its useful life or the end of the lease term unless the lease transfers ownership of the underlying asset to us, or we are reasonably certain to exercise an option to purchase the underlying asset. In those cases, the ROU asset is amortized over the useful life of the underlying asset. Amortization of the ROU asset is recognized and presented separately from interest expense on the lease liability. ROU assets are periodically reduced by impairment losses. As of December 31, 2019, we have not encountered any impairment losses. Refer to Note 19, “Leases” for information regarding leasing activities.

Recent Accounting Pronouncements - Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” “CECL” This update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As of January 1, 2020, we adopted the fair value option for our installment notes receivable and the notes receivable within the GTSC joint venture which resulted in fair value adjustments of $0.3 million and $0.6 million, respectively. We do not expect the impact of the adoption of CECL on the remaining in scope financial instruments to be material.

18. Commitments and Contingencies

Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Leases
Lessee accounting
Future minimum lease payments under non-cancellable leases as of the year ended December 31, 2019 where we are the lessee include:

Maturity of lease liabilities (in thousands)
	Operating Leases	Finance Leases	Total
2020	$2,397	$120	$2,517
2021	2,446	120	2,566
2022	2,483	120	2,603
2023	2,572	120	2,692
2024	2,868	4,060	6,928
Thereafter	32,277	—	32,277
Total lease payments	$45,043	$4,540	$49,583
Less: Imputed interest	(20,821)	(459)	(21,280)
Present value of lease liabilities	$24,222	$4,081	$28,303

ROU assets and lease liabilities for finance and operating leases as included in our Consolidated Financial Statements are as follows:

Lease asset and liabilities (in thousands)
Description	Financial Statement Classification	December 31, 2019	Description	Financial Statement Classification	December 31, 2018
Lease assets
Right-of-use asset obtained in exchange for new finance lease liabilities	Other asset, net	$4,081	Capital lease asset	Land	$4,098
Right-of-use asset obtained in exchange for new operating lease liabilities	Other asset, net	$23,751	n/a
Right-of-use asset obtained relative to below market operating lease	Other asset, net	$28,366	Below market Lease intangible asset	Other Asset, net	$29,118
Lease liabilities
Finance lease liabilities	Other liabilities	$4,081	Capital lease liabilities	Other Liabilities	$4,098
Operating lease liabilities	Other liabilities	$24,222	n/a

Lease expense for finance and operating leases as included in our Consolidated Financial Statements are as follows:

Lease expense (in thousands)		Year Ended
		December 31,
Description	Financial Statement Classification	2019
Finance lease expense
Amortization of right-of-use assets	Interest expense	$17
Interest on lease liabilities	Interest expense	103
Operating lease cost	General and administrative expense, Property operating and maintenance	3,474
Variable lease cost	Property operating and maintenance	1,584
Total lease expense		$5,178

		Year Ended
Description	Financial Statement Classification	December 31, 2018	December 31, 2017
Capital lease expense
Amortization of lease	Interest expense	$16	$—
Interest on lease liabilities	Interest expense	104	—
Operating lease expense	General and administrative expense, Property operating and maintenance	3,310	3,303
Below market ground lease amortization expense	Property operating and maintenance	821	1,017
Total lease expense		$4,251	$4,320

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Lease term, discount rates and additional information for finance and operating leases are as follows:

Lease term and discount rate
December 31, 2019
Weighted-average remaining lease terms (years)
Finance lease	4.50
Operating lease	27.15
Weighted-average discount rate
Finance lease	2.50%
Operating lease	4.15%

Other Information (in thousands)	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Cash paid for amounts included in the measurement of lease liabilities
Operating Cash Flow from Operating leases	$2,199	$3,340	$3,182
Financing Cash Flow from Finance leases	120	120	121
Total Cash paid on lease liabilities	$2,319	$3,460	$3,303

As of the year ended December 31, 2019, we have an additional executive office space operating lease for $2.9 million which will commence in January 2020 with a lease term of seven years.
Lessor Accounting
We are not the lessor for any finance leases as of December 31, 2019. Over 95 percent of our operating leases where we are the lessor are either month to month or for a time period not to exceed one year.  As of the reporting date, future minimum lease payments would not exceed twelve months. Similarly, over 95 percent of our investment property, net on the Consolidated Balance Sheets, and related depreciation amounts relate to assets whereby we are the lessor under an operating lease.
20. Related Party Transactions

Lease of Executive Offices. Gary A. Shiffman, together with certain of his family members, indirectly owns an equity interest of approximately 28.1 percent in American Center LLC, the entity from which we lease office space for our principal executive offices. Each of Brian M. Hermelin, Ronald A. Klein and Arthur A. Weiss indirectly owns a less than one percent interest in American Center LLC. Mr. Shiffman is our Chief Executive Officer and Chairman of the Board. Each of Mr. Hermelin, Mr. Klein and Mr. Weiss is a director of the Company. Under this agreement, we lease approximately 103,100 rentable square feet of permanent space. The initial term of the lease is until October 31, 2026, and the average gross base rent is $18.95 per square foot until October 31, 2020 with graduated rental increases thereafter. Each of Mr. Shiffman, Mr. Hermelin, Mr. Klein and Mr. Weiss may have a conflict of interest with respect to his obligations as our officer and/or director and his ownership interest in American Center LLC.

Use of Airplane. Gary A. Shiffman is the beneficial owner of an airplane that we use from time to time for business purposes. During the year ended December 31, 2019, we paid $0.4 million for the use of the airplane. Mr. Shiffman may have a conflict of interest with respect to his obligations as our officer and director and his ownership interest in the airplane.

Telephone Services. Brian M. Hermelin is a principal and a beneficial owner of an entity that installs and maintains emergency telephone systems at our Properties. During the year ended December 31, 2019, we paid $0.2 million for these services. Mr. Hermelin may have a conflict of interest with respect to his obligations as our director and his position with and ownership interest in the provider of these services.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Counsel. During 2017-2019, Jaffe, Raitt, Heuer, & Weiss, Professional Corporation acted as our general counsel and represented us in various matters. Arthur A. Weiss is the Chairman of the Board of Directors and a shareholder of such firm. We incurred legal fees and expenses owed to Jaffe, Raitt, Heuer, & Weiss of approximately $11.1 million, $7.1 million and $5.0 million in the years ended December 31, 2019, 2018 and 2017, respectively.

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

21. Subsequent Events

Subsequent to the quarter ended December 31, 2019, we acquired one MH community located in East Falmouth, Massachusetts for $13.5 million, containing 230 RV sites. In conjunction with the acquisition, the Operating Partnership created a new class of OP units named Series E preferred OP units. As of February 13, 2020, 90,000 Series E preferred OP units were outstanding. The Series E preferred OP units provide for quarterly distributions on the $100 per unit issue price of 5.3 percent per year until January 9, 2022, and 5.5 percent per year thereafter. Subject to certain limitations, each Series E Preferred Unit is exchangeable at any time after the first anniversary of its issuance date into that number of shares of the Company’s common stock equal to the quotient obtained by dividing $100.00 by $145.00 (as such ratio is subject to adjustment for certain capital events).

On January 13, 2020, the Operating Partnership’s partnership agreement was amended to revise the terms of 270,000 of the operating partnership’s outstanding 1,283,819 Aspen preferred OP units. With respect to those 270,000 units, the automatic redemption date was extended to January 2, 2034 (as compared to January 2, 2024 for the other Aspen preferred OP units) and the annual distribution rate was reduced to 3.8 percent (as compared to a rate determined by a formula, currently 6.5 percent, for the other Aspen preferred OP units).

We have evaluated our Consolidated Financial Statements for subsequent events through the date that this Form 10-K was issued.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2019
(amounts in thousands)

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2019
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
49’er Village RV Resort	Plymouth, CA	C	$—	$2,180	$10,710	$—		$2,252	$2,180	$12,962	$15,142	$(1,251)	2017	(A)
Academy / West Point	Canton, MI	—	—	1,485	14,278	—		9,496	1,485	23,774	25,259	(12,715)	2000	(A)
Adirondack Gateway RV Resort & Campground	Gansevoort, NY	—	—	620	1,970	—		2,577	620	4,547	5,167	(599)	2016	(A)
Allendale Meadows Mobile Village	Allendale, MI	—	—	366	3,684	—		10,928	366	14,612	14,978	(8,782)	1996	(A)
Alpine Meadows Mobile Village	Grand Rapids, MI	A	10,895	729	6,692	—		10,072	729	16,764	17,493	(10,114)	1996	(A&C)
Alta Laguna	Rancho Cucamonga, CA	D	28,090	23,736	21,088	—		1,687	23,736	22,775	46,511	(2,768)	2016	(A)
Apple Carr Village	Muskegon, MI	—	—	800	6,172	336		18,359	1,136	24,531	25,667	(5,138)	2011	(A&C)
Apple Creek	Amelia, OH	B	7,582	543	5,480	—		2,901	543	8,381	8,924	(4,546)	1999	(A)
Arbor Terrace RV Park	Bradenton, FL	C	—	456	4,410	—		5,412	456	9,822	10,278	(5,142)	1996	(A)
Arbor Woods	Ypsilanti, MI	—	—	3,340	12,385	—		11,303	3,340	23,688	27,028	(2,707)	2017	(A)
Archview RV Resort & Campground	Moab, UT	—	—	6,289	8,419	5		305	6,294	8,724	15,018	(490)	2018	(A)
Ariana Village	Lakeland, FL	D	5,340	240	2,195	—		1,873	240	4,068	4,308	(2,364)	1994	(A)
Arran Lake RV Resort & Campground	Allenford, ON	—	—	1,190	1,175	(28)	(1)	387	1,162	1,562	2,724	(203)	2016	(A)
Austin Lone Star RV Resort	Austin, TX	C	—	630	7,913	—		2,104	630	10,017	10,647	(1,257)	2016	(A)
Autumn Ridge	Ankeny, IA	D	24,344	890	8,054	(33)	(3)	5,835	857	13,889	14,746	(7,992)	1996	(A)
Bahia Vista Estates	Sarasota, FL	—	—	6,810	17,650	—		1,804	6,810	19,454	26,264	(2,277)	2016	(A)
Baker Acres RV Resort	Zephyrhills, FL	E	7,218	2,140	11,880	—		2,520	2,140	14,400	16,540	(1,743)	2016	(A)
Beechwood (4)	Killingworth, CT	C	—	7,897	18,400	—		5	7,897	18,405	26,302	(307)	2019	(A)
Bell Crossing	Clarksville, TN	B	9,425	717	1,916	(13)	(3)	8,330	704	10,246	10,950	(6,134)	1999	(A&C)
Big Timber Lake RV Camping Resort	Cape May Court House, NJ	A	10,833	590	21,308	—		2,195	590	23,503	24,093	(5,827)	2013	(A)
Big Tree RV Resort	Arcadia, FL	—	—	1,250	13,534	—		2,627	1,250	16,161	17,411	(1,991)	2016	(A)
Blazing Star	San Antonio, TX	C	—	750	6,163	—		1,764	750	7,927	8,677	(2,407)	2012	(A)
Blue Heron Pines	Punta Gorda, FL	E	18,066	410	35,294	—		5,043	410	40,337	40,747	(5,829)	2015	(A&C)
Blue Jay MH & RV Resort	Dade City, FL	—	—	2,040	9,679	—		1,703	2,040	11,382	13,422	(1,343)	2016	(A)
Blue Star / Lost Dutchman MH & RV Resort	Apache Junction, AZ	E	6,406	5,120	12,720	—		5,627	5,120	18,347	23,467	(3,497)	2014	(A)
Blueberry Hill	Bushnell, FL	C	—	3,830	3,240	—		3,646	3,830	6,886	10,716	(2,285)	2012	(A)
Boulder Ridge	Pflugerville, TX	B	26,945	1,000	500	3,324		49,478	4,324	49,978	54,302	(13,237)	1998	(C)
Branch Creek Estates	Austin, TX	D	23,249	796	3,716	—		7,047	796	10,763	11,559	(6,525)	1995	(A&C)
Brentwood Estates	Hudson, FL	B	5,838	1,150	9,359	—		3,049	1,150	12,408	13,558	(2,035)	2015	(A)
Brentwood Mobile Village	Kentwood, MI	E	10,308	385	3,592	—		2,004	385	5,596	5,981	(3,571)	1996	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2019
(amounts in thousands)

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2019
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Brentwood West	Mesa, AZ	D	28,800	13,620	24,202	—		1,052	13,620	25,254	38,874	(4,911)	2014	(A)
Broadview Estates	Davison, MI	A	4,805	749	6,089	—		17,136	749	23,225	23,974	(12,158)	1996	(A&C)
Brook Ridge (4)	Hooksett, NH	C	—	959	5,971	—		—	959	5,971	6,930	(100)	2019	(A)
Brookside Mobile Home Village	Goshen, IN	—	—	260	1,080	386		19,555	646	20,635	21,281	(10,050)	1985	(A&C)
Brookside Village	Kentwood, MI	D	6,886	170	5,564	—		392	170	5,956	6,126	(1,650)	2011	(A)
Buena Vista (4)	Buckeye, AZ	—	—	9,190	14,363	—		59	9,190	14,422	23,612	(313)	2019	(A)
Buttonwood Bay MH & RV Resort	Sebring, FL	D	32,107	1,952	18,294	—		7,341	1,952	25,635	27,587	(14,582)	2001	(A)
Byron Center Mobile Village	Byron Center, MI	A	3,235	253	2,402	—		1,815	253	4,217	4,470	(2,684)	1996	(A)
Caliente Sands	Cathedral City, CA	—	—	1,930	6,710	—		640	1,930	7,350	9,280	(612)	2017	(A)
Camelot Villa	Macomb, MI	A	16,442	910	21,211	—		12,349	910	33,560	34,470	(8,482)	2013	(A)
Campers Haven RV Resort	Dennisport, MA	D	16,300	14,260	11,915	—		8,230	14,260	20,145	34,405	(1,874)	2016	(A)
Candlelight Manor	South Daytona, FL	—	—	3,140	3,867	—		2,650	3,140	6,517	9,657	(708)	2016	(A)
Candlelight Village	Sauk Village, IL	A	7,222	600	5,623	—		11,926	600	17,549	18,149	(10,139)	1996	(A)
Canyonlands RV Resort & Campground	Moab, UT	—	—	3,661	7,415	1		519	3,662	7,934	11,596	(469)	2018	(A)
Cape May Crossing	Cape May, NJ	—	—	270	1,693	—		494	270	2,187	2,457	(260)	2016	(A)
Cape May KOA	Cape May, NJ	C	—	650	7,736	—		7,950	650	15,686	16,336	(4,287)	2013	(A)
Carolina Pines RV Resort	Longs, SC	—	—	5,900	—	694		—	6,594	63,828	70,422	(966)	2017	(A)
Carriage Cove	Sanford, FL	E	16,716	6,050	21,235	—		1,977	6,050	23,212	29,262	(4,426)	2014	(A)
Carrington Pointe	Ft. Wayne, IN	—	—	1,076	3,632	(1)	(3)	18,984	1,075	22,616	23,691	(7,753)	1997	(A&C)
Castaways RV Resort & Campground	Berlin, MD	A	20,607	14,320	22,277	—		5,150	14,320	27,427	41,747	(6,131)	2014	(A&C)
Cava Robles RV Resort	Paso Robles, CA	—	—	1,396	—	—		—	1,396	39,084	40,480	(2,668)	2014	(C)
Cave Creek	Evans, CO	B	24,811	2,241	15,343	—		9,338	2,241	24,681	26,922	(9,921)	2004	(C)
Cedar Springs (4)	Southington, CT	C	—	2,899	10,253	—		22	2,899	10,275	13,174	(171)	2019	(A)
Central Park MH & RV Resort	Haines City, FL	C	—	2,600	10,405	—		3,507	2,600	13,912	16,512	(1,525)	2016	(A)
Cherrywood (4)	Clinton, NY	C	—	662	9,629	—		57	662	9,686	10,348	(160)	2019	(A)
Chisholm Point Estates	Pflugerville, TX	D	23,200	609	5,286	—		6,131	609	11,417	12,026	(6,327)	1995	(A&C)
Chincoteague Island KOA (2)	Chincoteague, VA	—	—	5,750	13,836	—		—	5,750	13,836	19,586	(273)	2019	(A)
Chula Vista RV Resort (2) (4)	Chula Vista, CA	—	—	—	—	—		1,125	—	1,125	1,125	(25)	2019	(A&C)
Cider Mill Crossings	Fenton, MI	C	—	520	1,568	—		39,810	520	41,378	41,898	(9,046)	2011	(A&C)
Cider Mill Village	Middleville, MI	A	4,590	250	3,590	—		2,621	250	6,211	6,461	(2,283)	2011	(A)
Citrus Hill RV Resort	Dade City, FL	C	—	1,170	2,422	—		1,486	1,170	3,908	5,078	(431)	2016	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2019
(amounts in thousands)

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2019
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Clear Water Mobile Village	South Bend, IN	B	12,249	80	1,270	61		6,335	141	7,605	7,746	(4,378)	1986	(A)
Club Naples	Naples, FL	C	—	5,780	4,952	—		3,139	5,780	8,091	13,871	(2,694)	2011	(A)
Club Wildwood	Hudson, FL	E	22,629	14,206	21,275	—		2,133	14,206	23,408	37,614	(2,690)	2016	(A)
Coastal Plantation (4)	Hampstead, NC	C	—	3,264	6,469	—		223	3,264	6,692	9,956	(108)	2019	(A)
Costa Vista (4)	San Diego, CA	—	—	—	—	—		4,777	—	4,777	4,777	—	2019
Cobus Green Mobile Home Park	Osceola, IN	A	8,864	762	7,037	—		8,002	762	15,039	15,801	(9,274)	1993	(A)
Colony in the Wood	Port Orange, FL	—	—	5,650	26,828	29		2,065	5,679	28,893	34,572	(1,426)	2017	(A&C)
Comal Farms	New Braunfels, TX	C	—	1,455	1,732	—		9,458	1,455	11,190	12,645	(5,422)	2000	(A&C)
Compass RV Resort	St. Augustine, FL	—	—	4,151	10,480	2		406	4,153	10,886	15,039	(593)	2018	(A)
Country Acres Mobile Village	Cadillac, MI	A	4,309	380	3,495	—		3,652	380	7,147	7,527	(4,558)	1996	(A)
Country Hills Village	Hudsonville, MI	A	5,971	340	3,861	—		543	340	4,404	4,744	(1,208)	2011	(A)
Country Lakes (4)	Little River, SC	C	—	1,746	5,522	—		2	1,746	5,524	7,270	(92)	2019	(A)
Country Meadows Mobile Village	Flat Rock, MI	B	42,427	924	7,583	296		20,185	1,220	27,768	28,988	(17,041)	1994	(A&C)
Country Meadows Village	Caledonia, MI	C	—	550	5,555	—		7,440	550	12,995	13,545	(2,816)	2011	(A&C)
Country Squire MH & RV Resort	Paisley, FL	—	—	520	1,719	—		2,113	520	3,832	4,352	(433)	2016	(A)
Country Village Estates (4)	Oregon City, OR	—	—	22,020	42,615	—		36	22,020	42,651	64,671	(757)	2019	(A)
Countryside Estates	Mckean, PA	E	6,648	320	11,610	—		1,898	320	13,508	13,828	(2,524)	2014	(A)
Countryside Village	Great Falls, MT	—	—	430	7,157	—		987	430	8,144	8,574	(1,556)	2014	(A)
Countryside Village of Atlanta	Lawrenceville, GA	C	—	1,274	10,957	—		11,931	1,274	22,888	24,162	(6,998)	2004	(A&C)
Countryside Village of Gwinnett	Buford, GA	A	9,241	1,124	9,539	—		1,862	1,124	11,401	12,525	(5,247)	2004	(A)
Countryside Village of Lake Lanier	Buford, GA	B	27,216	1,916	16,357	—		7,921	1,916	24,278	26,194	(11,963)	2004	(A)
Craigleith RV Resort & Campground	Clarksburg, ON	—	—	420	705	(10)	(1)	671	410	1,376	1,786	(118)	2016	(A)
Creeks Crossing (4) (5)	Uhland, TX	—	—	3,484	2	—		—	3,484	2	3,486	—	2019	(C)
Creekwood Meadows	Burton, MI	A	3,124	808	2,043	404		14,561	1,212	16,604	17,816	(9,889)	1997	(C)
Crestwood (4)	Concord, NH	C	—	1,849	22,367	—		39	1,849	22,406	24,255	(373)	2019	(A)
Crossroads (4)	Aiken, SC	C	—	822	3,675	—		69	822	3,744	4,566	(210)	2019	(A&C)
Cutler Estates Mobile Village	Grand Rapids, MI	B	14,175	749	6,941	—		3,741	749	10,682	11,431	(6,871)	1996	(A)
Cypress Greens	Lake Alfred, FL	E	7,498	960	17,518	—		2,295	960	19,813	20,773	(3,021)	2015	(A)
Daytona Beach RV Resort	Port Orange, FL	C	—	2,300	7,158	—		3,930	2,300	11,088	13,388	(1,266)	2016	(A)
Deep Run (4)	Cream Ridge, NJ	C	—	2,020	13,053	—		3	2,020	13,056	15,076	(218)	2019	(A)
Deer Lake RV Resort & Campground	Huntsville, ON	—	—	2,830	4,260	(67)	(1)	666	2,763	4,926	7,689	(590)	2016	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2019
(amounts in thousands)

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2019
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Deerfield Run	Anderson, IN	—	—	990	1,607	—	6,918	990	8,525	9,515	(4,422)	1999	(A&C)
Deerwood	Orlando, FL	D	38,125	6,920	37,593	—	5,017	6,920	42,610	49,530	(6,856)	2015	(A)
Desert Harbor	Apache Junction, AZ	E	11,222	3,940	14,891	—	350	3,940	15,241	19,181	(2,904)	2014	(A)
Driftwood RV Resort & Campground	Clermont, NJ	D	17,328	1,450	29,851	—	3,134	1,450	32,985	34,435	(6,962)	2014	(A)
Dunedin RV Resort	Dunedin, FL	E	10,051	4,400	16,923	—	2,782	4,400	19,705	24,105	(2,396)	2016	(A)
Dutton Mill Village	Caledonia, MI	A	9,096	370	8,997	—	2,035	370	11,032	11,402	(3,302)	2011	(A)
Eagle Crest	Firestone, CO	D	32,194	2,015	150	—	30,738	2,015	30,888	32,903	(16,620)	1998	(C)
East Fork Crossing	Batavia, OH	C	—	1,280	6,302	—	18,904	1,280	25,206	26,486	(11,822)	2000	(A&C)
East Village Estates	Washington Twp, MI	A	19,058	1,410	25,413	—	5,245	1,410	30,658	32,068	(8,385)	2012	(A)
Egelcraft	Muskegon, MI	D	19,195	690	22,596	—	2,713	690	25,309	25,999	(5,026)	2014	(A)
Ellenton Gardens RV Resort	Ellenton, FL	E	4,710	2,130	7,755	—	2,660	2,130	10,415	12,545	(1,268)	2016	(A)
Emerald Coast MH & RV Resort (2)	Panama City Beach, FL	D	15,250	10,330	9,070	—	638	10,330	9,708	20,038	(886)	2017	(A)
Fairfield Village	Ocala, FL	B	10,714	1,160	18,673	—	749	1,160	19,422	20,582	(3,002)	2015	(A)
Farmwood Village (4)	Dover, NH	C	—	1,232	12,348	—	7	1,232	12,355	13,587	(206)	2019	(A)
Fiesta Village MH & RV Resort	Mesa, AZ	—	—	2,830	4,475	—	1,523	2,830	5,998	8,828	(1,128)	2014	(A)
Fisherman’s Cove	Flint Twp, MI	A	4,784	380	3,438	—	4,395	380	7,833	8,213	(5,276)	1993	(A)
Forest Hill (4)	Southington, CT	C	—	5,170	10,775	—	17	5,170	10,792	15,962	(180)	2019	(A)
Forest Meadows	Philomath, OR	A	2,508	1,031	2,050	—	754	1,031	2,804	3,835	(1,519)	1999	(A)
Forest View	Homosassa, FL	—	—	1,330	22,056	—	1,239	1,330	23,295	24,625	(3,597)	2015	(A)
Fort Tatham RV Resort & Campground	Sylva, NC	—	—	110	760	—	946	110	1,706	1,816	(206)	2016	(A)
Fort Whaley RV Resort & Campground	Whaleyville, MD	C	—	510	5,194	—	8,817	510	14,011	14,521	(1,479)	2015	(A)
Four Seasons	Elkhart, IN	A	3,984	500	4,811	—	3,479	500	8,290	8,790	(4,263)	2000	(A)
Frenchtown Villa / Elizabeth Woods	Newport, MI	E	29,333	1,450	52,327	—	28,838	1,450	81,165	82,615	(14,657)	2014	(A&C)
Friendly Village of La Habra	La Habra, CA	D	33,205	26,956	25,202	—	1,403	26,956	26,605	53,561	(3,323)	2016	(A)
Friendly Village of Modesto	Modesto, CA	D	17,244	6,260	20,885	—	1,630	6,260	22,515	28,775	(2,645)	2016	(A)
Friendly Village of Simi	Simi Valley, CA	D	16,928	14,906	15,986	—	975	14,906	16,961	31,867	(2,062)	2016	(A)
Friendly Village of West Covina	West Covina, CA	D	13,022	14,520	5,221	—	930	14,520	6,151	20,671	(776)	2016	(A)
Frontier Town RV Resort & Campground	Berlin, MD	C	—	18,960	43,166	—	28,633	18,960	71,799	90,759	(8,946)	2015	(A)
Glen Ellis Family Campground (4)	Glen, NH	D	3,900	448	5,798	—	1,511	448	7,309	7,757	(104)	2019	(A)
Glen Haven RV Resort	Zephyrhills, FL	E	5,322	1,980	8,373	—	1,454	1,980	9,827	11,807	(1,248)	2016	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2019
(amounts in thousands)

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2019
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Glen Laurel	Concord, NC	C	—	1,641	453	—		12,562	1,641	13,015	14,656	(7,063)	2001	(A&C)
Gold Coaster MH & RV Resort	Homestead, FL	A	13,427	446	4,234	172		6,658	618	10,892	11,510	(5,560)	1997	(A)
Grand Bay	Dunedin, FL	B	9,580	3,460	6,314	(3,086)	(3)	1,466	374	7,780	8,154	(4,127)	2016	(A)
Grand Lakes RV Resort	Citra, FL	—	—	5,280	4,501	(1,820)	(3)	4,923	3,460	9,424	12,884	(1,313)	2012	(A)
Grand Mobile Estates	Grand Rapids, MI	C	—	374	3,587	4,906		4,043	5,280	7,630	12,910	(2,174)	1996	(A)
Grand Oaks RV Resort & Campground	Cayuga, ON	—	—	970	4,220	(23)	(1)	2,396	947	6,616	7,563	(618)	2016	(A)
Grove Beach (4)	Westbrook, CT	C	—	1,221	10,225	—		22	1,221	10,247	11,468	(170)	2019	(A)
Grove Ridge RV Resort	Dade City, FL	E	3,331	1,290	5,387	—		1,926	1,290	7,313	8,603	(894)	2016	(A)
Groves RV Resort	Ft. Myers, FL	A	6,108	249	2,396	—		4,215	249	6,611	6,860	(3,179)	1997	(A)
Gulfstream Harbor	Orlando, FL	—	—	14,510	78,930	—		5,464	14,510	84,394	98,904	(13,105)	2015	(A)
Gulliver’s Lake RV Resort & Campground	Millgrove, ON	—	—	2,950	2,950	(70)	(1)	1,044	2,880	3,994	6,874	(432)	2016	(A)
Gwynn’s Island RV Resort & Campground	Gwynn, VA	C	—	760	595	—		1,778	760	2,373	3,133	(690)	2013	(A)
Hacienda Del Rio (4)	Edgewater, FL	—	—	33,309	80,310	—		437	33,309	80,747	114,056	(1,411)	2019	(A)
Hamlin	Webberville, MI	B	10,720	125	1,675	536		12,949	661	14,624	15,285	(7,220)	1984	(A&C)
Hannah Village (4)	Lebanon, NH	C	—	365	4,705	—		—	365	4,705	5,070	(78)	2019	(A)
Hemlocks (4)	Tilton, NH	C	—	1,016	7,151	—		4	1,016	7,155	8,171	(119)	2019	(A)
Heritage	Temecula, CA	D	13,208	13,200	7,877	—		1,090	13,200	8,967	22,167	(1,115)	2016	(A)
Hickory Hills Village	Battle Creek, MI	—	—	760	7,697	—		2,441	760	10,138	10,898	(3,357)	2011	(A)
Hid'n Pines RV Resort (4)	Old Orchard Beach, ME	0	—	1,956	10,020	—		215	1,956	10,235	12,191	(197)	2019	(A)
Hidden Ridge RV Resort	Hopkins, MI	C	—	440	893	—		3,788	440	4,681	5,121	(1,209)	2011	(A)
Hidden River RV Resort	Riverview, FL	C	—	3,950	6,376	—		2,988	3,950	9,364	13,314	(1,038)	2016	(A)
Hidden Valley RV Resort & Campground	Normandale, ON	—	—	2,610	4,170	(62)	(1)	1,763	2,548	5,933	8,481	(655)	2016	(A)
High Point Park	Frederica, DE	0	—	898	7,031	(42)	(3)	7,715	856	14,746	15,602	(7,216)	1997	(A)
Hill Country Cottage and RV Resort	New Braunfels, TX	C	—	3,790	27,200	—		3,239	3,790	30,439	34,229	(4,246)	2016	(A&C)
Hillcrest (4)	Uncasville, CT	C	—	10,670	9,607	—		4	10,670	9,611	20,281	(160)	2019	(A)
Holiday West Village	Holland, MI	B	14,109	340	8,067	—		556	340	8,623	8,963	(2,477)	2011	(A)
Holly Forest Estates	Holly Hill, FL	D	24,733	920	8,376	—		1,194	920	9,570	10,490	(6,623)	1997	(A)
Holly Village / Hawaiian Gardens	Holly, MI	B	19,865	1,514	13,596	—		7,455	1,514	21,051	22,565	(9,310)	2004	(A)
Homosassa River RV Resort	Homosassa Springs, FL	C	—	1,520	5,020	—		2,693	1,520	7,713	9,233	(882)	2016	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2019
(amounts in thousands)

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2019
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Horseshoe Cove RV Resort	Bradenton, FL	E	19,880	9,466	32,612	—		3,387	9,466	35,999	45,465	(4,464)	2016	(A)
Hunters Crossing	Capac, MI	C	—	430	1,092	—		1,461	430	2,553	2,983	(612)	2012	(A)
Hunters Glen	Wayland, MI	C	—	1,102	11,926	—		16,790	1,102	28,716	29,818	(10,020)	2004	(C)
Hyde Park (4)	Easton, MD	C	—	6,585	18,256	—		5	6,585	18,261	24,846	(304)	2019	(A)
Indian Creek Park	Ft. Myers Beach, FL	D	62,296	3,832	34,660	—		12,720	3,832	47,380	51,212	(31,761)	1996	(A)
Indian Creek RV & Camping Resort	Geneva on the Lake, OH	C	—	420	20,791	(5)	(5)	8,738	415	29,529	29,944	(6,246)	2013	(A&C)
Indian Wells RV Resort	Indio, CA	D	11,534	2,880	19,470	—		4,599	2,880	24,069	26,949	(2,817)	2016	(A)
Island Lakes	Merritt Island, FL	D	11,569	700	6,431	—		1,020	700	7,451	8,151	(5,495)	1995	(A)
Jellystone Park™ at Birchwood Acres MH & RV Resort	Greenfield Park, NY	A	3,821	560	5,527	—		9,540	560	15,067	15,627	(3,513)	2013	(A)
Jellystone Park™ at Gardiner	Gardiner, NY	—	—	873	28,406	—		3,807	873	32,213	33,086	(2,090)	2018	(A)
Jellystone Park™ at Golden Valley	Bostic, NC	—	—	4,829	4,260	(9)	(3)	24,740	4,820	29,000	33,820	(1,107)	2018	(A&C)
Jellystone Park™ at Guadalupe River	Kerrville, TX	—	—	2,519	23,939	(2)	(3)	2,718	2,517	26,657	29,174	(1,761)	2018	(A)
Jellystone Park™ at Hill Country	Canyon Lake, TX	—	—	1,991	20,709	—		821	1,991	21,530	23,521	(1,287)	2018	(A)
Jellystone Park™ at Larkspur	Larkspur, CO	—	—	1,880	5,521	—		35,067	1,880	40,588	42,468	(134)	2016	(A)
Jellystone Park™ at Luray	East Luray, VA	—	—	3,164	29,588	(1)	(3)	1,058	3,163	30,646	33,809	(1,938)	2018	(A)
Jellystone Park™ at Maryland	Williamsport, MD	—	—	2,096	23,737	—		1,486	2,096	25,223	27,319	(1,655)	2018	(A)
Jellystone Park™ at Memphis	Horn Lake, TN	A	2,830	889	6,846	3		132	892	6,978	7,870	(447)	2018	(A)
Jellystone Park™ at Quarryville	Quarryville, PA	—	—	3,882	33,781	—		1,297	3,882	35,078	38,960	(2,197)	2018	(A)
Jellystone Park™ at Tower Park	Lodi, CA	—	—	2,560	29,819	(1)	(3)	6,917	2,559	36,736	39,295	(2,139)	2018	(A)
Jellystone Park™ of Western New York	North Java, NY	A	6,537	870	8,884	—		6,912	870	15,796	16,666	(4,306)	2013	(A)
Kensington Meadows	Lansing, MI	B	17,725	250	2,699	—		8,932	250	11,631	11,881	(7,199)	1995	(A&C)
Kimberly Estates	Newport, MI	C	—	1,250	6,160	—		11,017	1,250	17,177	18,427	(2,788)	2016	(A)
King’s Court Mobile Village	Traverse City, MI	—	—	1,473	13,782	269		17,941	1,742	31,723	33,465	(13,441)	1996	(A&C)
King’s Lake	DeBary, FL	D	8,899	280	2,542	—		2,943	280	5,485	5,765	(3,641)	1994	(A)
Kings Manor	Lakeland, FL	—	—	2,270	5,578	—		4,985	2,270	10,563	12,833	(1,283)	2016	(A)
King’s Pointe	Lake Alfred, FL	B	7,847	510	16,763	—		517	510	17,280	17,790	(2,664)	2015	(A)
Kissimmee Gardens	Kissimmee, FL	—	—	3,270	14,402	—		1,479	3,270	15,881	19,151	(1,918)	2016	(A)
Kissimmee South MH & RV Resort	Davenport, FL	—	—	3,740	6,819	—		4,329	3,740	11,148	14,888	(1,195)	2016	(A)
Knollwood Estates	Allendale, MI	A	2,418	400	4,061	—		3,472	400	7,533	7,933	(4,115)	2001	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2019
(amounts in thousands)

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2019
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
La Casa Blanca	Apache Junction, AZ	B	7,758	4,370	14,142	—		616	4,370	14,758	19,128	(2,821)	2014	(A)
La Costa Village	Port Orange, FL	D	51,088	3,640	62,315	—		2,025	3,640	64,340	67,980	(9,854)	2015	(A)
La Hacienda RV Resort	Austin, TX	C	—	3,670	22,225	—		965	3,670	23,190	26,860	(4,396)	2015	(A)
Lafayette Place	Warren, MI	A	2,069	669	5,979	—		7,864	669	13,843	14,512	(8,178)	1998	(A)
Lafontaine RV Resort & Campground	Tiny, ON	—	—	1,290	2,075	(31)	(1)	2,561	1,259	4,636	5,895	(386)	2016	(A)
Lake Avenue RV Resort & Campground	Cherry Valley, ON	—	—	670	1,290	(16)	(1)	725	654	2,015	2,669	(242)	2016	(A)
Lake in Wood RV Resort	Narvon, PA	A	10,066	7,360	7,097	—		2,834	7,360	9,931	17,291	(2,703)	2012	(A)
Lake Josephine RV Resort	Sebring, FL	C	—	490	2,830	—		1,025	490	3,855	4,345	(310)	2016	(A)
Lake Juliana Landings	Auburndale, FL	A	7,935	335	3,048	—		1,880	335	4,928	5,263	(3,327)	1994	(A)
Lake Pointe Village	Mulberry, FL	D	18,211	480	29,795	—		516	480	30,311	30,791	(4,642)	2015	(A)
Lake Rudolph Campground & RV Resort	Santa Claus, IN	A	16,788	2,340	28,113	—		9,197	2,340	37,310	39,650	(9,933)	2014	(A&C)
Lake San Marino RV Park	Naples, FL	A	9,371	650	5,760	—		5,134	650	10,894	11,544	(6,033)	1996	(A)
Lakefront	Lakeside, CA	D	26,751	21,556	17,440	—		1,078	21,556	18,518	40,074	(2,273)	2016	(A)
Lakeland RV Resort	Lakeland, FL	C	—	1,730	5,524	—		2,889	1,730	8,413	10,143	(924)	2016	(A)
Lakeshore Landings	Orlando, FL	D	13,395	2,570	19,481	—		1,395	2,570	20,876	23,446	(3,987)	2014	(A)
Lakeshore Villas	Tampa, FL	—	—	3,080	18,983	—		1,085	3,080	20,068	23,148	(3,065)	2015	(A)
Lakeside (4)	Terryville, CT	C	—	1,278	3,445	—		13	1,278	3,458	4,736	(57)	2019	(A)
Lakeside Crossing	Conway, SC	D	13,056	3,520	31,615	—		13,044	3,520	44,659	48,179	(5,531)	2015	(A&C)
Lakeview	Ypsilanti, MI	—	—	1,156	10,903	(1)	(3)	7,594	1,155	18,497	19,652	(8,868)	2004	(A)
Lakeview CT (4)	Danbury, CT	C	—	2,545	8,884	—		34	2,545	8,918	11,463	(148)	2019	(A)
Lamplighter	Port Orange, FL	B	7,276	1,330	12,846	—		961	1,330	13,807	15,137	(2,098)	2015	(A)
Laurel Heights (4)	Uncasville, CT	C	—	1,678	693	—		—	1,678	693	2,371	(12)	2019	(A)
Lazy J Ranch	Arcata, CA	—	—	7,100	6,838	—		134	7,100	6,972	14,072	(628)	2017	(A)
Leaf Verde RV Resort	Buckeye, AZ	—	—	3,417	8,437	12		534	3,429	8,971	12,400	(475)	2018	(A)
Leisure Point Resort (4)	Millsboro, DE	—	—	3,628	41,291	—		17	3,628	41,308	44,936	(713)	2019	(A)
Leisure Village	Belmont, MI	—	—	360	8,219	113		2,138	473	10,357	10,830	(2,593)	2011	(A)
Lemon Wood	Ventura, CA	D	19,434	19,540	6,918	—		1,162	19,540	8,080	27,620	(990)	2016	(A)
Liberty Farm	Valparaiso, IN	C	—	66	1,201	116		4,168	182	5,369	5,551	(2,936)	1985	(A&C)
Lincoln Estates	Holland, MI	—	—	455	4,201	—		2,148	455	6,349	6,804	(3,910)	1996	(A)
Long Beach RV Resort & Campground	Barnegat, NJ	—	—	710	3,414	—		1,268	710	4,682	5,392	(548)	2016	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2019
(amounts in thousands)

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2019
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Majestic Oaks RV Resort	Zephyrhills, FL	E	4,465	3,940	4,725	28		1,972	3,968	6,697	10,665	(867)	2016	(A)
Maple Brook	Matteson, IL	D	41,935	8,460	48,865	—		642	8,460	49,507	57,967	(9,375)	2014	(A)
Maplewood Manor	Brunswick, ME	E	7,884	1,770	12,982	—		1,798	1,770	14,780	16,550	(2,747)	2014	(A)
Marco Naples RV Resort	Naples, FL	—	—	2,790	10,458	—		3,543	2,790	14,001	16,791	(1,601)	2016	(A)
Marina Cove	Uncasville, CT	C	—	262	365	—		—	262	365	627	(6)	2019	(A)
Massey's Landing RV Resort (4)	Millsboro, DE	—	—	2,755	17,948	—		16,507	2,755	34,455	37,210	(321)	2019	(A)
Meadow Lake Estates	White Lake, MI	—	—	1,188	11,498	127		7,899	1,315	19,397	20,712	(14,011)	1994	(A)
Meadowbrook	Charlotte, NC	C	—	1,310	6,570	—		14,017	1,310	20,587	21,897	(10,131)	2000	(A&C)
Meadowbrook Estates	Monroe, MI	A	13,050	431	3,320	379		15,646	810	18,966	19,776	(11,101)	1986	(A)
Meadowbrook Village	Tampa, FL	B	11,738	519	4,728	—		1,209	519	5,937	6,456	(4,499)	1994	(A)
Meadowlands of Gibraltar	Gibraltar, MI	A	5,087	640	7,673	—		4,739	640	12,412	13,052	(2,353)	2015	(A)
Merrymeeting	Brunswick, ME	C	—	250	1,020	—		1,147	250	2,167	2,417	(432)	2014	(A)
Mi-Te-Jo Campground	Milton, NH	—	—	1,416	7,580	—		1,594	1,416	9,174	10,590	(599)	2018	(A)
Mill Creek MH & RV Resort	Kissimmee, FL	—	—	1,400	4,839	—		3,815	1,400	8,654	10,054	(975)	2016	(A)
Millwood (4)	Uncasville, CT	C	—	2,425	8	—		—	2,425	8	2,433	—	2019	(A&C)
Moab Valley RV Resort & Campground	Moab, UT	—	—	3,693	8,732	1		526	3,694	9,258	12,952	(542)	2018	(A)
Mountain View	Mesa, AZ	B	10,709	5,490	12,325	—		451	5,490	12,776	18,266	(2,456)	2014	(A)
Napa Valley	Napa, CA	D	19,067	17,740	11,675	—		1,024	17,740	12,699	30,439	(1,566)	2016	(A)
Naples RV Resort	Naples, FL	C	—	3,640	2,020	—		2,223	3,640	4,243	7,883	(1,257)	2011	(A)
New England Village (4)	Westbrook, CT	C	—	4,188	1,444	—		42	4,188	1,486	5,674	(24)	2019	(A)
New Point RV Resort	New Point, VA	C	—	1,550	5,259	—		4,315	1,550	9,574	11,124	(2,602)	2013	(A)
New Ranch	Clearwater, FL	—	—	2,270	2,723	—		1,486	2,270	4,209	6,479	(431)	2016	(A)
North Lake Estates	Moore Haven, FL	C	—	4,150	3,486	—		2,014	4,150	5,500	9,650	(1,880)	2011	(A)
North Point Estates	Pueblo, CO	—	—	1,582	3,027	1		4,065	1,583	7,092	8,675	(3,778)	2001	(C)
Northville Crossing	Northville, MI	B	17,546	1,236	29,564	—		7,235	1,236	36,799	38,035	(11,335)	2012	(A)
Oak Creek	Coarsegold, CA	B	8,953	4,760	11,185	—		1,643	4,760	12,828	17,588	(2,441)	2014	(A)
Oak Crest	Austin, TX	B	21,917	4,311	12,611	4,365		15,949	8,676	28,560	37,236	(9,158)	2002	(C)
Oak Grove (4)	Plainville, CT	C	—	1,004	1,660	—		1	1,004	1,661	2,665	(28)	2019	(A)
Oak Island Village	East Lansing, MI	—	—	320	6,843	—		3,112	320	9,955	10,275	(3,061)	2011	(A)
Oak Ridge	Manteno, IL	D	30,121	1,090	36,941	—		3,762	1,090	40,703	41,793	(7,846)	2014	(A)
Oakview Estates	Arcadia, FL	—	—	850	3,881	—		1,470	850	5,351	6,201	(613)	2016	(A)
Oakwood Village	Miamisburg, OH	B	31,451	1,964	6,401	(1)	(3)	13,880	1,963	20,281	22,244	(12,178)	1998	(A&C)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2019
(amounts in thousands)

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2019
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Ocean Breeze Jensen Beach MH & RV Resort	Jensen Beach, FL	—	—	19,026	13,862	—		27,223	19,026	41,085	60,111	(3,574)	2016	(A&C)
Ocean Breeze MH & RV Resort (6)	Marathon, FL	C	—	2,330	1,770	—		4,406	2,330	6,176	8,506	(78)	2016	(A)
Ocean Pine (4)	Garden City, SC	C	—	7,623	35,333	—		1	7,623	35,334	42,957	(735)	2019	(A)
Ocean West	McKinleyville, CA	B	4,592	5,040	4,413	349		509	5,389	4,922	10,311	(407)	2017	(A)
Oceanside RV Resort & Campground	Coos Bay, OR	—	—	2,718	3,244	1		986	2,719	4,230	6,949	(243)	2018	(A)
Orange City MH & RV Resort	Orange City, FL	C	—	920	5,540	—		3,913	920	9,453	10,373	(2,356)	2011	(A)
Orange Tree Village	Orange City, FL	D	10,373	283	2,530	15		1,300	298	3,830	4,128	(2,764)	1994	(A)
Orchard Lake	Milford, OH	C	—	395	4,025	(15)	(3)	2,544	380	6,569	6,949	(3,307)	1999	(A)
Paddock Park South	Ocala, FL	—	—	630	6,601	—		1,544	630	8,145	8,775	(936)	2016	(A)
Palm Creek Golf & RV Resort	Casa Grande, AZ	D	96,555	11,836	76,143	—		24,577	11,836	100,720	112,556	(27,933)	2012	(A&C)
Palm Key Village	Davenport, FL	D	15,900	3,840	15,661	—		811	3,840	16,472	20,312	(2,602)	2015	(A)
Palm Village	Bradenton, FL	—	—	2,970	2,849	—		1,716	2,970	4,565	7,535	(485)	2016	(A)
Palos Verdes Shores MH & Golf Community (2)	San Pedro, CA	D	25,446	—	21,815	—		2,221	—	24,036	24,036	(2,818)	2016	(A)
Pandion Ridge RV Resort (4)	Orange Beach, AL	—	—	12,719	7,515	—		—	12,719	7,515	20,234	(146)	2019	(A)
Park Place	Sebastian, FL	D	17,650	1,360	48,678	67		3,037	1,427	51,715	53,142	(7,747)	2015	(A)
Park Royale	Pinellas Park, FL	D	15,722	670	29,046	—		384	670	29,430	30,100	(4,532)	2015	(A)
Parkside Village	Cheektowaga, NY	—	—	550	10,402	—		307	550	10,709	11,259	(2,021)	2014	(A)
Pebble Creek	Greenwood, IN	C	—	1,030	5,074	—		11,486	1,030	16,560	17,590	(7,161)	2000	(A&C)
Pecan Branch	Georgetown, TX	C	—	1,379	—	235		—	1,614	18,016	19,630	(2,970)	1999	(C)
Pecan Park RV Resort	Jacksonville, FL	—	—	2,000	5,000	1,420		5,872	3,420	10,872	14,292	(813)	2016	(A)
Pelican Bay	Micco, FL	D	6,580	470	10,543	—		1,753	470	12,296	12,766	(1,896)	2015	(A)
Pelican RV Resort & Marina	Marathon, FL	C	—	4,760	4,742	—		1,658	4,760	6,400	11,160	(877)	2016	(A)
Pembroke Downs	Chino, CA	D	10,905	9,560	7,269	—		791	9,560	8,060	17,620	(927)	2016	(A)
Peter’s Pond RV Resort	Sandwich, MA	C	—	4,700	22,840	—		4,056	4,700	26,896	31,596	(7,513)	2013	(A)
Petoskey KOA RV Resort	Petoskey, MI	—	—	214	8,676	652		929	866	9,605	10,471	(507)	2018	(A)
Petoskey RV Resort	Petoskey, MI	—	—	230	3,270	—		4,439	230	7,709	7,939	(846)	2016	(A)
Pheasant Ridge	Lancaster, PA	A	20,833	2,044	19,279	—		1,083	2,044	20,362	22,406	(11,475)	2002	(A)
Pickerel Park RV Resort & Campground	Napanee, ON	—	—	900	2,125	(21)	(1)	2,010	879	4,135	5,014	(406)	2016	(A)
Pin Oak Parc	O’Fallon, MO	—	—	1,038	3,250	467		16,211	1,505	19,461	20,966	(9,676)	1994	(A&C)
Pine Hills	Middlebury, IN	A	2,616	72	544	60		3,473	132	4,017	4,149	(2,415)	1980	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2019
(amounts in thousands)

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2019
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Pine Ridge	Prince George, VA	B	11,802	405	2,397	1		22,207	406	24,604	25,010	(5,299)	1986	(A&C)
Pine Trace	Houston, TX	—	—	2,907	17,169	(212)	(3)	15,896	2,695	33,065	35,760	(14,406)	2004	(A&C)
Pinebrook Village	Kentwood, MI	—	—	130	5,692	—		1,443	130	7,135	7,265	(2,358)	2011	(A)
Pismo Dunes RV Resort	Pismo Beach, CA	D	19,725	11,070	10,190	—		1,101	11,070	11,291	22,361	(964)	2017	(A)
Plantation Landings	Haines City, FL	D	12,314	3,070	30,973	—		2,419	3,070	33,392	36,462	(5,048)	2015	(A)
Pleasant Lake RV Resort	Bradenton, FL	E	12,625	5,220	20,403	—		3,592	5,220	23,995	29,215	(2,898)	2016	(A)
Pony Express RV Resort & Campground	North Salt Lake, UT	—	—	3,429	4,643	1		66	3,430	4,709	8,139	(347)	2018	(A)
Presidential Estates Mobile Village	Hudsonville, MI	B	23,007	680	6,314	—		5,755	680	12,069	12,749	(7,522)	1996	(A)
Rainbow MH & RV Resort	Frostproof, FL	A	4,508	1,890	5,682	—		4,461	1,890	10,143	12,033	(2,905)	2012	(A)
Rainbow Village of Largo	Largo, FL	E	9,070	4,420	12,529	—		3,431	4,420	15,960	20,380	(2,005)	2016	(A)
Rainbow Village of Zephyrhills	Zephyrhills, FL	D	9,200	1,800	9,884	—		2,179	1,800	12,063	13,863	(1,464)	2016	(A)
Rancho Alipaz (2)	San Juan Capistrano, CA	D	12,915	—	2,856	16,168		891	16,168	3,747	19,915	(443)	2016	(A)
Rancho Caballero	Riverside, CA	D	15,626	16,560	12,446	—		1,213	16,560	13,659	30,219	(1,588)	2016	(A)
Rancho Mirage	Apache Junction, AZ	B	12,291	7,510	22,238	—		947	7,510	23,185	30,695	(4,340)	2014	(A)
Red Oaks MH & RV Resort (2)	Bushnell, FL	—	—	5,180	20,499	—		5,555	5,180	26,054	31,234	(3,140)	2016	(A)
Regency Heights	Clearwater, FL	D	27,525	11,330	15,734	—		2,402	11,330	18,136	29,466	(2,035)	2016	(A)
Reserve at Fox Creek	Bullhead City, AZ	D	15,848	1,950	20,074	—		1,386	1,950	21,460	23,410	(4,033)	2014	(A)
Reunion Lake RV Resort (4)	Ponchatoula, LA	—	—	7,726	16,146	—		136	7,726	16,282	24,008	(302)	2019	(A)
Richmond Place	Richmond, MI	A	1,510	501	2,040	(31)	(3)	3,482	470	5,522	5,992	(2,743)	1998	(A)
Riptide RV Resort & Marina	Key Largo, FL	—	—	2,440	991	—		1,748	2,440	2,739	5,179	(327)	2016	(A)
River Haven Village	Grand Haven, MI	—	—	1,800	16,967	—		15,766	1,800	32,733	34,533	(14,666)	2001	(A)
River Pines (4)	Nashua, NH	C	—	2,739	37,802	—		6	2,739	37,808	40,547	(630)	2019	(A)
River Plantation RV Resort (4)	Sevierville, TN	—	—	3,730	19,736	—		225	3,730	19,961	23,691	(366)	2019	(A)
River Ranch	Austin, TX	C	—	4,690	843	182		41,585	4,872	42,428	47,300	(12,285)	2000	(A&C)
River Ridge Estates	Austin, TX	A	8,745	3,201	15,090	—		8,023	3,201	23,113	26,314	(12,035)	2002	(C)
River Run	Granby, CO	—	—	8,642	—	130		—	8,772	82,667	91,439	(798)	2018	(C)
Riverside Club	Ruskin, FL	D	39,768	1,600	66,207	—		7,688	1,600	73,895	75,495	(10,799)	2015	(A)
Rock Crusher Canyon RV Resort	Crystal River, FL	C	—	420	5,542	168		4,046	588	9,588	10,176	(1,394)	2015	(A)
Rolling Hills (4)	Storrs, CT	C	—	3,960	3,755	—		8	3,960	3,763	7,723	(63)	2019	(A)
Roxbury Park	Goshen, IN	—	—	1,057	9,870	1		4,643	1,058	14,513	15,571	(7,647)	2001	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2019
(amounts in thousands)

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2019
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Royal Country	Miami, FL	E	58,500	2,290	20,758	—		2,999	2,290	23,757	26,047	(18,859)	1994	(A)
Royal Palm Village	Haines City, FL	E	11,305	1,730	27,446	—		3,559	1,730	31,005	32,735	(4,788)	2015	(A)
Royal Palms MH & RV Resort (2)	Cathedral City, CA	—	—	—	21,660	—		2,184	—	23,844	23,844	(2,753)	2016	(A)
Rudgate Clinton	Clinton Township, MI	A	25,221	1,090	23,664	—		9,213	1,090	32,877	33,967	(9,065)	2012	(A)
Rudgate Manor	Sterling Heights, MI	A	15,091	1,440	31,110	—		12,629	1,440	43,739	45,179	(11,860)	2012	(A)
Saco / Old Orchard Beach KOA	Saco, ME	C	—	790	3,576	—		5,404	790	8,980	9,770	(2,010)	2014	(A)
Saddle Oak Club	Ocala, FL	D	19,894	730	6,743	—		1,778	730	8,521	9,251	(6,322)	1995	(A)
Saddlebrook	San Marcos, TX	—	—	1,703	11,843	—		26,740	1,703	38,583	40,286	(12,744)	2002	(C)
San Pedro RV Resort & Marina (6)	Islamorada, FL	—	—	3,110	2,416	—		(1,146)	3,110	1,270	4,380	(1)	2016	(A)
Sandy Lake MH & RV Resort	Carrolton, TX	—	—	730	17,837	—		1,605	730	19,442	20,172	(2,319)	2016	(A)
Saralake Estates	Sarasota, FL	—	—	6,540	11,403	—		1,218	6,540	12,621	19,161	(1,519)	2016	(A)
Savanna Club	Port St. Lucie, FL	D	67,035	12,810	79,887	—		373	12,810	80,260	93,070	(12,418)	2015	(A&C)
Scio Farms Estates	Ann Arbor, MI	B	56,802	2,300	22,659	(11)	(3)	15,698	2,289	38,357	40,646	(25,128)	1995	(A&C)
Sea Air Village	Rehoboth Beach, DE	—	—	1,207	10,179	—		2,586	1,207	12,765	13,972	(7,032)	1997	(A)
Sea Breeze MH & RV Resort (6)	Islamorada, FL	—	—	7,390	4,616	2,312		(2,426)	9,702	2,190	11,892	(3)	2016	(A)
Seaport RV Resort	Old Mystic, CT	C	—	120	290	—		2,497	120	2,787	2,907	(1,252)	2013	(A)
Seashore Campsites & RV Resort	Cape May, NJ	D	15,515	1,030	23,228	—		2,951	1,030	26,179	27,209	(5,486)	2014	(A)
Serendipity	North Fort Myers, FL	B	10,142	1,160	23,522	—		3,404	1,160	26,926	28,086	(4,289)	2015	(A)
Settler’s Rest RV Resort	Zephyrhills, FL	C	—	1,760	7,685	—		1,864	1,760	9,549	11,309	(1,141)	2016	(A)
Shadow Wood Village	Hudson, FL	—	—	4,520	3,898	664		4,103	5,184	8,001	13,185	(625)	2016	(A)
Shady Pines MH & RV Resort	Galloway Township, NJ	—	—	1,060	3,768	—		1,329	1,060	5,097	6,157	(610)	2016	(A)
Shady Road Villas	Ocala, FL	—	—	450	2,819	—		1,887	450	4,706	5,156	(499)	2016	(A)
Sheffield Estates	Auburn Hills, MI	C	—	778	7,165	—		2,204	778	9,369	10,147	(4,474)	2006	(A)
Shelby Forest (4)	Shelby Twp, MI	—	—	4,050	42,362	—		87	4,050	42,449	46,499	(895)	2019	(A)
Shelby West (4)	Shelby Twp, MI	—	—	5,676	38,933	—		7	5,676	38,940	44,616	(714)	2019	(A)
Shell Creek RV Resort & Marina	Punta Gorda, FL	E	6,423	2,200	9,662	—		2,455	2,200	12,117	14,317	(1,366)	2016	(A)
Sherkston Shores Beach Resort & Campground	Sherkston, ON	—	—	22,750	97,164	(110)	(1)	8,899	22,640	106,063	128,703	(12,728)	2016	(A)
Siesta Bay RV Park	Ft. Myers, FL	A	30,733	2,051	18,549	5		5,041	2,056	23,590	25,646	(16,378)	1996	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2019
(amounts in thousands)

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2019
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Silver Birches RV Resort & Campground	Lambton Shores, ON	—	—	880	1,540	(21)	(1)	516	859	2,056	2,915	(259)	2016	(A)
Silver Creek RV Resort	Mears, MI	—	—	605	7,014	3		1,062	608	8,076	8,684	(448)	2018	(C)
Silver Springs	Clinton Township, MI	B	6,938	861	16,595	—		3,521	861	20,116	20,977	(5,954)	2012	(A)
Sky Harbor	Cheektowaga, NY	A	13,705	2,318	24,253	—		6,058	2,318	30,311	32,629	(5,427)	2014	(A)
Skyline	Fort Collins, CO	E	9,882	2,260	12,120	—		759	2,260	12,879	15,139	(2,490)	2014	(A)
Slickrock RV Resort & Campground (4)	Moab, UT	—	—	—	—	—		8,515	—	8,515	8,515	—	2019	(A)
Smith Creek Crossing	Granby, CO	—	—	1,395	—	20		—	1,415	11,986	13,401	(1)	2018	(C)
Southern Charm MH & RV Resort	Zephyrhills, FL	E	11,767	4,940	17,366	—		2,691	4,940	20,057	24,997	(2,482)	2016	(A)
Southern Hills / Northridge Place	Stewartville, MN	E	7,576	360	12,723	—		12,551	360	25,274	25,634	(4,739)	2014	(A&C)
Southern Palms (4)	Ladson, SC	C	—	2,351	9,441	—		15	2,351	9,456	11,807	(597)	2019	(A)
Southern Pines	Bradenton, FL	—	—	1,710	3,337	—		1,323	1,710	4,660	6,370	(570)	2016	(A)
Southfork	Belton, MO	A	6,894	1,000	9,011	—		9,350	1,000	18,361	19,361	(9,230)	1997	(A)
Southport Springs Golf & Country Club	Zephyrhills, FL	D	34,500	15,060	17,229	—		3,551	15,060	20,780	35,840	(3,110)	2015	(A&C)
Southside Landing (4)	Cambridge, MD	C	—	1,004	2,535	—		6	1,004	2,541	3,545	(42)	2019	(A)
Southwood Village	Grand Rapids, MI	—	—	300	11,517	—		1,876	300	13,393	13,693	(3,870)	2011	(A)
Spanish Main MH & RV Resort	Thonotasassa, FL	—	—	2,390	8,159	—		4,663	2,390	12,822	15,212	(1,320)	2016	(A)
St. Clair Place	St. Clair, MI	A	1,647	501	2,029	—		2,376	501	4,405	4,906	(2,313)	1998	(A)
Strafford/Lake Winnipesaukee South KOA (2) (4)	Strafford, NH	—	—	—	—	304		2,943	304	2,943	3,247	(52)	2019	(A)
Stonebridge (MI)	Richfield Twp, MI	—	—	2,044	—	246		—	2,290	2,231	4,521	(61)	1998	(C)
Stonebridge (TX)	San Antonio, TX	C	—	2,515	2,096	(615)	(3)	6,332	1,900	8,428	10,328	(4,690)	2000	(A&C)
Stonebrook	Homosassa, FL	—	—	650	14,063	—		1,006	650	15,069	15,719	(2,254)	2015	(A)
Summit Ridge	Converse, TX	C	—	2,615	2,092	(883)	(3)	21,067	1,732	23,159	24,891	(9,639)	2000	(A&C)
Sun N Fun RV Resort	Sarasota, FL	D	74,567	50,952	117,457	(138)	(3)	8,517	50,814	125,974	176,788	(16,768)	2016	(A)
Sun Valley	Apache Junction, AZ	D	12,244	2,750	18,408	—		1,933	2,750	20,341	23,091	(3,776)	2014	(A)
Sun Villa Estates	Reno, NV	B	24,565	2,385	11,773	(1,100)	(3)	2,313	1,285	14,086	15,371	(8,911)	1998	(A)
Suncoast Gateway	Port Richey, FL	—	—	594	300	—		818	594	1,118	1,712	(335)	2016	(A)
Sundance	Zephyrhills, FL	B	12,700	890	25,306	—		1,080	890	26,386	27,276	(4,056)	2015	(A)
Sunlake Estates	Grand Island, FL	D	21,288	6,290	24,084	—		2,491	6,290	26,575	32,865	(4,032)	2015	(A)
Sunset Beach RV Resort	Cape Charles, VA	—	—	3,800	24,030	—		—	3,800	24,030	27,830	(2,965)	2016	(A)
Sunset Harbor at Cow Key Marina	Key West, FL	—	—	8,570	7,636	—		1,491	8,570	9,127	17,697	(973)	2016	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2019
(amounts in thousands)

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2019
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Sunset Lakes RV Resort	Hillsdale, IL	—	—	1,840	5,995	—		2,777	1,840	8,772	10,612	(799)	2017	(A)
Sunset Ridge (MI)	Portland, MI	—	—	2,044	—	(9)	(3)	—	2,035	28,713	30,748	(9,623)	1998	(C)
Sunset Ridge (TX)	Kyle, TX	C	—	2,190	2,775	—		6,987	2,190	9,762	11,952	(4,981)	2000	(A&C)
Swan Meadow Village	Dillon, CO	E	13,566	2,140	19,734	—		444	2,140	20,178	22,318	(3,478)	2014	(A)
Sweetwater RV Resort	Zephyrhills, FL	E	5,505	1,340	9,113	—		2,090	1,340	11,203	12,543	(1,360)	2016	(A)
Sycamore Village	Mason, MI	—	—	390	13,341	—		4,246	390	17,587	17,977	(5,569)	2011	(A)
Tallowwood Isle	Coconut Creek, FL	C	—	13,796	20,797	—		1,289	13,796	22,086	35,882	(2,568)	2016	(A)
Tamarac Village MH & RV Resort	Ludington, MI	D	19,125	300	12,028	85		3,809	385	15,837	16,222	(4,326)	2011	(A)
Tampa East MH & RV Resort	Dover, FL	A	8,400	734	6,310	—		7,486	734	13,796	14,530	(5,511)	2005	(A)
The Colony (2)	Oxnard, CA	—	—	—	6,437	—		959	—	7,396	7,396	(896)	2016	(A)
The Grove at Alta Ridge	Thornton, CO	E	27,122	5,370	37,116	—		99	5,370	37,215	42,585	(6,978)	2014	(A)
The Hamptons Golf & Country Club	Auburndale, FL	D	69,000	15,890	67,555	—		3,040	15,890	70,595	86,485	(10,786)	2015	(A)
The Hideaway	Key West, FL	—	—	2,720	972	—		938	2,720	1,910	4,630	(204)	2016	(A)
The Hills	Apopka, FL	—	—	1,790	3,869	—		1,269	1,790	5,138	6,928	(607)	2016	(A)
The Ridge	Davenport, FL	D	37,350	8,350	35,463	—		3,121	8,350	38,584	46,934	(6,188)	2015	(A)
The Sands RV & Golf Resort	Desert Hot Springs, CA	—	—	3,071	12,611	1		1,915	3,072	14,526	17,598	(905)	2018	(A)
The Valley	Apopka, FL	—	—	2,530	5,660	—		1,666	2,530	7,326	9,856	(808)	2016	(A)
The Villas at Calla Pointe	Cheektowaga, NY	A	3,690	380	11,014	—		171	380	11,185	11,565	(2,094)	2014	(A)
Three Gardens (4)	Southington, CT	C	—	2,031	6,686	—		5	2,031	6,691	8,722	(111)	2019	(A)
Three Lakes	Hudson, FL	C	—	5,050	3,361	—		3,240	5,050	6,601	11,651	(2,055)	2012	(A)
Thunderhill Estates	Sturgeon Bay, WI	E	5,469	640	9,008	439		2,568	1,079	11,576	12,655	(2,147)	2014	(A)
Timber Ridge	Ft. Collins, CO	D	39,258	990	9,231	—		3,388	990	12,619	13,609	(8,288)	1996	(A)
Timberline Estates	Coopersville, MI	B	18,812	535	4,867	1		4,295	536	9,162	9,698	(5,913)	1994	(A)
Town & Country Mobile Village	Traverse City, MI	A	5,294	406	3,736	—		1,860	406	5,596	6,002	(3,412)	1996	(A)
Town & Country Village	Lisbon, ME	E	2,557	230	4,539	—		1,260	230	5,799	6,029	(1,132)	2014	(A)
Trailside RV Resort & Campground	Seguin, ON	—	—	3,690	3,650	(87)	(1)	853	3,603	4,503	8,106	(551)	2016	(A)
Traveler’s World MH & RV Resort	San Antonio, TX	—	—	790	7,952	—		2,008	790	9,960	10,750	(1,280)	2016	(A)
Treetops RV Resort	Arlington, TX	C	—	730	9,831	—		1,802	730	11,633	12,363	(1,413)	2016	(A)
Vallecito	Newbury Park, CA	D	22,044	25,766	9,814	—		1,138	25,766	10,952	36,718	(1,260)	2016	(A)
Verde Plaza	Tucson, AZ	—	—	710	7,069	—		2,971	710	10,040	10,750	(1,276)	2016	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2019
(amounts in thousands)

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2019
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Victor Villa	Victorville, CA	D	11,977	2,510	20,408	—		2,107	2,510	22,515	25,025	(2,701)	2016	(A)
Vines RV Resort	Paso Robles, CA	C	—	890	7,110	—		2,032	890	9,142	10,032	(2,250)	2013	(A)
Vista Del Lago	Scotts Valley, CA	D	18,129	17,830	9,456	—		1,319	17,830	10,775	28,605	(1,173)	2016	(A)
Vista Del Lago MH & RV Resort	Bradenton, FL	E	4,221	3,630	5,329	—		2,007	3,630	7,336	10,966	(805)	2016	(A)
Vizcaya Lakes	Port Charlotte, FL	C	—	670	4,221	—		579	670	4,800	5,470	(700)	2015	(A)
Wagon Wheel RV Resort & Campground	Old Orchard Beach, ME	C	—	590	7,703	—		2,833	590	10,536	11,126	(3,120)	2013	(A)
Walden Woods	Homosassa, FL	D	19,206	1,550	26,375	—		1,410	1,550	27,785	29,335	(4,243)	2015	(A)
Warren Dunes Village	Bridgman, MI	C	—	310	3,350	—		11,275	310	14,625	14,935	(2,528)	2011	(A&C)
Water Oak Country Club Estates	Lady Lake, FL	D	46,725	2,834	16,706	2,666		34,141	5,500	50,847	56,347	(22,950)	1993	(A&C)
Waters Edge RV Resort	Zephyrhills, FL	E	3,670	1,180	5,450	—		2,308	1,180	7,758	8,938	(937)	2016	(A)
Waverly Shores Village	Holland, MI	B	14,660	340	7,267	450		6,508	790	13,775	14,565	(2,614)	2011	(A&C)
West Village Estates	Romulus, MI	B	5,582	884	19,765	—		4,154	884	23,919	24,803	(6,361)	2012	(A)
Westbrook Senior Village	Toledo, OH	D	5,852	355	3,295	—		694	355	3,989	4,344	(2,271)	2001	(A)
Westbrook Village	Toledo, OH	B	23,983	1,110	10,462	—		5,301	1,110	15,763	16,873	(9,255)	1999	(A)
Westside Ridge	Auburndale, FL	D	8,564	760	10,714	—		851	760	11,565	12,325	(1,785)	2015	(A)
Westward Ho RV Resort & Campground	Glenbeulah, WI	C	—	1,050	5,642	—		2,590	1,050	8,232	9,282	(2,208)	2013	(A)
Westward Shores Cottages & RV Resort	West Ossipee, NH	—	—	1,901	15,326	—		3,470	1,901	18,796	20,697	(938)	2018	(A)
White Lake Mobile Home Village	White Lake, MI	B	24,178	672	6,179	1		11,017	673	17,196	17,869	(10,011)	1997	(A&C)
Whitewater RV Resort (4) (5)	Mountain View, AR	—	—	5,163	—	15		1,842	5,178	1,842	7,020	—	2019	(C)
Wild Acres RV Resort & Campground	Old Orchard Beach, ME	C	—	1,640	26,786	—		4,845	1,640	31,631	33,271	(9,439)	2013	(A)
Wildwood Community	Sandwich, IL	D	24,441	1,890	37,732	—		1,023	1,890	38,755	40,645	(7,319)	2014	(A)
Willow Lake RV Resort & Campground	Scotland, ON	—	—	1,260	2,275	(30)	(1)	824	1,230	3,099	4,329	(327)	2016	(A)
Willowbrook Place	Toledo, OH	B	17,392	781	7,054	1		5,486	782	12,540	13,322	(7,005)	1997	(A)
Willowood RV Resort & Campground	Amherstburg, ON	—	—	1,160	1,490	(27)	(1)	770	1,133	2,260	3,393	(278)	2016	(A)
Windham Hills Estates	Jackson, MI	—	—	2,673	2,364	—		21,878	2,673	24,242	26,915	(11,777)	1998	(A&C)
Windmill Village	Davenport, FL	D	46,000	7,560	36,294	—		1,880	7,560	38,174	45,734	(5,949)	2015	(A)
Windsor Woods Village	Wayland, MI	C	—	270	5,835	—		3,260	270	9,095	9,365	(3,321)	2011	(A)
Wine Country RV Resort	Paso Robles, CA	C	—	1,740	11,510	—		3,881	1,740	15,391	17,131	(3,311)	2014	(A&C)
Woodhaven Place	Woodhaven, MI	B	13,700	501	4,541	—		6,648	501	11,189	11,690	(5,611)	1998	(A)
Woodlake Trails	San Antonio, TX	C	—	1,186	287	(56)	(3)	18,407	1,130	18,694	19,824	(5,782)	2000	(A&C)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2019
(amounts in thousands)

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2019
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Woodland Lake RV Resort & Campground	Bornholm, ON	—	—	1,650	2,165	(47)	(1)	562	1,603	2,727	4,330	(339)	2016	(A)
Woodland Park Estates	Eugene, OR	—	—	1,592	14,398	1		996	1,593	15,394	16,987	(10,645)	1998	(A)
Woodlands at Church Lake	Groveland, FL	—	—	2,480	9,072	—		2,812	2,480	11,884	14,364	(1,697)	2015	(A)
Woodside Terrace	Holland, OH	B	25,076	1,063	9,625	—		11,438	1,063	21,063	22,126	(10,972)	1997	(A)
Wymberly (4)	Martinez, GA	C	—	3,058	14,451	—		5	3,058	14,456	17,514	(241)	2019	(A)
Yankee Village (4)	Old Saybrook, CT	C	—	1,552	364	—		—	1,552	364	1,916	(6)	2019	(A)
			$3,188,472	$1,379,317	$5,238,831	$34,962		$1,929,108	$1,414,279	$7,414,464	$8,828,743	$(1,663,277)
Corporate Headquarters and Other (7)	Southfield, MI	—	—	—	—	—		91,589	—	90,857	90,857	(23,703)
			$3,188,472	$1,379,317	$5,238,831	$34,962		$2,020,697	$1,414,279	$7,505,321	$8,919,600	$(1,686,980)
A These communities collateralize $398.0 million of secured debt.
B These communities collateralize $697.4 million of secured debt.
C These communities support the borrowing base for our secured line of credit, which had $180.6 million outstanding.
D These communities collateralize $1.7 billion of secured debt.
E These communities collateralize $376.5 million of secured debt.

(1) Gross amount carried at December 31, 2019, at our Canadian properties, reflects the impact of foreign currency translation.
(2) All or part of this property is subject to ground lease.
(3) Gross amount carried at December 31, 2019 has decreased at this property due to a partial disposition of land or depreciable assets, as applicable.
(4) This property was acquired during 2019.
(5) This property was not included in our community count as of December 31, 2019 as it was not fully developed.
(6) This property was impaired as a result of Hurricane Irma in September 2017.
(7) Corporate Headquarters and other fixed assets.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2019
(amounts in thousands)

The change in investment property for the years ended December 31, 2019, 2018, and 2017 is as follows (in thousands):

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Beginning balance	$7,560,946	$6,882,879	$6,496,339
Community and land acquisitions, including immediate improvements	930,668	414,840	204,375
Community expansion and development	281,808	152,672	88,331
Improvements	233,984	205,006	168,315
Asset impairment	—	—	(10,511)
Dispositions and other	(87,806)	(94,451)	(63,970)
Ending balance	$8,919,600	$7,560,946	$6,882,879

The change in accumulated depreciation for the years ended December 31, 2019, 2018, and 2017 is as follows (in thousands):

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Beginning balance	$1,442,630	$1,237,525	$1,026,858
Depreciation for the period	291,605	253,952	236,422
Asset impairment	—	—	(405)
Dispositions and other	(47,255)	(48,847)	(25,350)
Ending balance	$1,686,980	$1,442,630	$1,237,525