Form 10-Q
period 2020-03-31
SUN COMMUNITIES INC
filed 2020-04-23
CIK 912593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2020.

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

Number of shares of Common Stock, $0.01 par value per share, outstanding as of April 16, 2020: 93,307,207

SUN COMMUNITIES, INC.

PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	March 31, 2020	December 31, 2019
Assets
Land	$1,418,985	$1,414,279
Land improvements and buildings	6,697,376	6,595,272
Rental homes and improvements	640,709	627,175
Furniture, fixtures and equipment	285,922	282,874
Investment property	9,042,992	8,919,600
Accumulated depreciation	(1,754,591)	(1,686,980)
Investment property, net (including $350,019 and $344,300 for consolidated VIEs at March 31, 2020 and December 31, 2019; see Note 7)	7,288,401	7,232,620
Cash, cash equivalents and restricted cash	394,740	34,830
Marketable securities; (see Note 14)	55,602	94,727
Inventory of manufactured homes	64,436	62,061
Notes and other receivables, net	186,692	157,926
Other assets, net (including $23,751 and $23,894 for consolidated VIEs at March 31, 2020 and December 31, 2019; see Note 7)	219,176	219,896
Total Assets	$8,209,047	$7,802,060
Liabilities
Mortgage loans payable (including $46,727 and $46,993 for consolidated VIEs at March 31, 2020 and December 31, 2019; see Note 7)	$3,273,808	$3,180,592
Preferred Equity - Sun NG RV Resorts LLC - mandatorily redeemable (fully attributable to consolidated VIEs; see Note 7)	35,249	35,249
Preferred OP units - mandatorily redeemable	34,663	34,663
Lines of credit	582,774	183,898
Distributions payable	75,636	71,704
Advanced reservation deposits and rent	151,144	133,420
Accrued expenses and accounts payable	110,512	127,289
Other liabilities (including $19,604 and $13,631 for consolidated VIEs at March 31, 2020 and December 31, 2019; see Note 7)	82,341	81,289
Total Liabilities	4,346,127	3,848,104
Commitments and contingencies (see Note 15)
Series D preferred OP units	50,387	50,913
Equity interests - NG Sun LLC and NG Whitewater (fully attributable to consolidated VIEs; see Note 7)	26,063	27,091
Stockholders' Equity
Common stock, $0.01 par value. Authorized: 180,000 shares; Issued and outstanding: 93,327 March 31, 2020 and 93,180 December 31, 2019	933	932
Additional paid-in capital	5,211,678	5,213,264
Accumulated other comprehensive loss	(8,325)	(1,331)
Distributions in excess of accumulated earnings	(1,479,424)	(1,393,141)
Total Sun Communities, Inc. stockholders' equity	3,724,862	3,819,724
Noncontrolling interests
Common and preferred OP units	52,234	47,686
Consolidated VIEs	9,374	8,542
Total noncontrolling interests	61,608	56,228
Total Stockholders' Equity	3,786,470	3,875,952
Total Liabilities, Temporary Equity and Stockholders' Equity	$8,209,047	$7,802,060

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenues
Income from real property	$237,785	$215,083
Revenue from home sales	40,587	39,618
Rental home revenue	15,472	13,971
Ancillary revenue	10,195	10,178
Interest income	2,350	4,800
Brokerage commissions and other revenues, net	3,913	3,680
Total Revenues	310,302	287,330
Expenses
Property operating and maintenance	64,057	57,909
Real estate taxes	17,176	15,330
Cost of home sales	30,032	29,277
Rental home operating and maintenance	5,494	4,832
Ancillary expenses	7,482	7,101
Home selling expenses	3,992	3,324
General and administrative expenses	25,517	21,887
Catastrophic weather-related charges, net	606	782
Depreciation and amortization	83,689	76,556
Loss on extinguishment of debt	3,279	653
Interest expense	32,416	34,014
Interest on mandatorily redeemable preferred OP units / equity	1,041	1,094
Total Expenses	274,781	252,759
Income Before Other Items	35,521	34,571
Gain / (loss) on remeasurement of marketable securities (see Note 14)	(28,647)	267
Gain / (loss) on foreign currency translation	(17,479)	1,965
Other expense, net	(302)	(67)
Loss on remeasurement of notes receivable (see Note 4)	(2,112)	—
Income from nonconsolidated affiliates	52	388
Loss on remeasurement of investment in nonconsolidated affiliates (see Note 6)	(2,191)	—
Current tax expense	(450)	(214)
Deferred tax benefit	130	217
Net Income / (Loss)	(15,478)	37,127
Less: Preferred return to preferred OP units / equity	1,570	1,323
Less: Income / (loss) attributable to noncontrolling interests	(962)	1,041
Net Income / (Loss) Attributable to Sun Communities, Inc.	(16,086)	34,763
Less: Preferred stock distribution	—	432
Net Income / (Loss) Attributable to Sun Communities, Inc. Common Stockholders	$(16,086)	$34,331

Weighted average common shares outstanding - basic	92,410	85,520
Weighted average common shares outstanding - diluted	92,935	86,033

Basic earnings / (loss) per share (see Note 13)	$(0.17)	$0.40
Diluted earnings / (loss) per share (see Note 13)	$(0.17)	$0.40

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Net Income / (Loss)	$(15,478)	$37,127
Foreign currency translation gain / (loss) adjustment	(7,300)	1,575
Total Comprehensive Income / (Loss)	(22,778)	38,702
Less: Comprehensive Income / (Loss) attributable to noncontrolling interests	1,268	(1,118)
Comprehensive Income / (Loss) attributable to Sun Communities, Inc.	$(21,510)	$37,584

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Operating Activities
Net Cash Provided By Operating Activities	$118,513	$103,141
Investing Activities
Investment in properties	(132,759)	(114,804)
Acquisitions of properties, net of cash acquired	(24,439)	(279,302)
Proceeds from dispositions of assets and depreciated homes, net	12,612	11,788
Issuance of notes and other receivables	(19,903)	—
Repayments of notes and other receivables	854	1,030
Investments in nonconsolidated affiliates	(6,970)	(11,416)
Distributions from nonconsolidated affiliates	1,275	221
Net Cash Used For Investing Activities	(169,330)	(392,483)
Financing Activities
Issuance of common stock, OP units, and preferred OP units, net	(7,140)	(4,321)
Redemption of Series B-3 preferred OP units	—	(2,675)
Borrowings on lines of credit	1,163,965	1,428,948
Payments on lines of credit	(763,076)	(1,160,436)
Proceeds from issuance of other debt	230,000	265,000
Payments on other debt	(134,203)	(200,892)
Prepayment penalty on collateralized term loans	(3,250)	—
Proceeds received from return of prepaid deferred financing costs	—	1,618
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(71,859)	(65,145)
Payments for deferred financing costs	(3,328)	(1,000)
Net Cash Provided By Financing Activities	411,109	261,097
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(382)	158
Net change in cash, cash equivalents and restricted cash	359,910	(28,087)
Cash, cash equivalents and restricted cash, beginning of period	34,830	62,262
Cash, Cash Equivalents and Restricted Cash, End of Period	$394,740	$34,175

	Three Months Ended
	March 31, 2020	March 31, 2019
Supplemental Information
Cash paid for interest (net of capitalized interest of $2,258, $1,357 respectively)	$32,464	$32,711
Cash paid for interest on mandatorily redeemable debt	$1,041	$1,094
Cash paid (refunds) for income taxes	$75	$(60)
Noncash investing and financing activities
Reduction in secured borrowing balance	$—	$5,055
Change in distributions declared and outstanding	$4,787	$3,536
Conversion of common and preferred OP units	$446	$280
Acquisitions - Series D preferred interest	$—	$51,930
Acquisitions - Series E preferred interest	$9,000	$—
Acquisitions - Escrow	$—	$4,035

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENT OF EQUITY
(In thousands) (Unaudited)

	Temporary Equity	Stockholders’ Equity
		Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Stockholders’ Equity	Total Equity
Balance at December 31, 2019	$78,004	$932	$5,213,264	$(1,393,141)	$(1,331)	$56,228	$3,875,952	$3,953,956
Issuance of common stock and common OP units, net	—	1	(7,141)	—	—	—	(7,140)	(7,140)
Conversion of OP units	—	—	446	—	—	(446)	—	—
Equity Interests - NG Sun LLC & NG Sun Whitewater RV LLC	98	—	—	(85)	—	—	(85)	13
Share-based compensation - amortization and forfeitures	—	—	4,928	93	—	—	5,021	5,021
Issuance of Series E OP units	—	—	181	—	—	8,819	9,000	9,000
Foreign currency translation	—	—	—	—	(6,994)	(306)	(7,300)	(7,300)
Remeasurement of notes receivable and equity method investment (see Note 17)	—	—	—	1,953	—	—	1,953	1,953
Net income (loss)	(1,195)	—	—	(14,514)	—	231	(14,283)	(15,478)
Distributions	(457)	—	—	(73,730)	—	(2,918)	(76,648)	(77,105)
Balance at March 31, 2020	$76,450	$933	$5,211,678	$(1,479,424)	$(8,325)	$61,608	$3,786,470	$3,862,920

		Stockholders’ Equity
	Temporary Equity	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interests	Total Stockholders’ Equity	Total Equity
Balance at December 31, 2018	$63,592	$864	$4,398,949	$(1,288,486)	$(4,504)	$60,499	$3,167,322	$3,230,914
Issuance of common stock and common OP units, net	—	1	(4,322)	—	—	—	(4,321)	(4,321)
Conversion of OP units	—	—	280	—	—	(280)	—	—
Equity Interests - NG Sun LLC	256	—	—	(65)	—	(191)	(256)	—
Share-based compensation - amortization and forfeitures	—	—	3,719	74	—	—	3,793	3,793
Issuance of Series D OP units	51,930	—	—	—	—	—	—	51,930
Foreign currency translation	—	—	—	—	1,498	77	1,575	1,575
Net income	178	—	—	36,086	—	863	36,949	37,127
Distributions	(528)	—	15	(65,214)	—	(2,954)	(68,153)	(68,681)
Balance at March 31, 2019	$115,428	$865	$4,398,641	$(1,317,605)	$(3,006)	$58,014	$3,136,909	$3,252,337

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

These unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and in accordance with GAAP. We present interim disclosures and certain information and footnote disclosures as required by SEC rules and regulations. Accordingly, the unaudited Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited Consolidated Financial Statements reflect, in the opinion of management, all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of the interim financial statements. All intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statements in order to conform to current period presentation.

Estimates inherent in the current financial reporting process inevitably involve assumptions about future events. Since December 2019, a novel strain of coronavirus, referred to as the COVID-19 virus, has spread to countries in which we operate. COVID-19 has become a global pandemic. Commencing in March 2020, authorities in jurisdictions where our properties are located have issued stay-at-home orders and restrictions on travel and the types of businesses that may continue to operate. Our property site count consists of 66 percent manufactured housing (“MH”) for residents and 34 percent recreational vehicle (“RV”) for guests. As many RV resorts remain closed and unable to generate revenue and as the pandemic may adversely affect our revenues in our MH communities, the extent and duration of the stay-at-home order will have an effect on estimates used in the preparation of financial statements. This includes the net operating income (“NOI”) assumptions in our long-lived asset impairment testing, the ultimate collectability of rent payments from residents and guests due to the effects of COVID-19 on their financial position, and fair value measurement changes for financial assets that the Company has elected to measure at fair value.

The results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 20, 2020 (the “2019 Annual Report”). These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our 2019 Annual Report.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

2. Revenue

Disaggregation of Revenue

The following tables details our revenue by major source (in thousands):

	Three Months Ended
	March 31, 2020			March 31, 2019
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues
Income from real property	$237,785	$—	$237,785	$215,083	$—	$215,083
Revenue from home sales	—	40,587	40,587	—	39,618	39,618
Rental home revenue	—	15,472	15,472	—	13,971	13,971
Ancillary revenue	10,195	—	10,195	10,178	—	10,178
Interest income	2,350	—	2,350	4,800	—	4,800
Brokerage commissions and other revenues, net	3,913	—	3,913	3,680	—	3,680
Total Revenues	$254,243	$56,059	$310,302	$233,741	$53,589	$287,330

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
Income from real property - Residents in our communities lease the site on which their home is located, and either own or lease their home. Resident leases are generally for one-year or month-to-month terms and are renewable by mutual agreement between us and the resident, or in some cases, as provided by jurisdictional statute. Lease revenues for sites and homes fall under the scope of ASC 842, and are accounted for as operating leases with straight-line recognition. Income from real property includes income from site leases for annual MH residents, site leases for annual RV residents and site rentals to transient RV residents. Non-lease components of our site lease contracts, which are primarily provision of utility services, are accounted for with the site lease as a single lease under ASC 842. Additionally, we include collections of real estate taxes from residents within Income from real property.
Revenue from home sales - Our taxable REIT subsidiary, SHS, sells manufactured homes to current and prospective residents in our communities. Prior to adoption of ASC 606, we recognized revenue for home sales pursuant to ASC 605 “Revenue Recognition,” as manufactured homes are tangible personal property that can be located on any land parcel. Manufactured homes are not permanent fixtures or improvements to the underlying real estate and were therefore not considered to be subject to the guidance in ASC 360-20 “Real Estate Sales” by the Company. In accordance with the core principle of ASC 606, we recognize revenue from home sales at the time of closing when control of the home transfers to the customer. After closing of the sale transaction, we have no remaining performance obligation. As of March 31, 2020, and December 31, 2019, we had $27.6 million and $20.9 million, respectively, of receivables from contracts with customers, which consists of home sales proceeds, and are presented as a component of Notes and other receivables, net on our Consolidated Balance Sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes.

Rental home revenue - is comprised of rental agreements whereby we lease homes to residents in our communities. We account for these revenues under ASC 842.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
Interest income - is earned primarily on our notes receivable, which include installment notes receivables on manufactured homes purchased by the Company from loan originators. Interest income on these receivables is accrued based on the unpaid principal balances of the underlying loans on a level yield basis over the life of the loans. Interest income is not in the scope of ASC 606. Refer to Note 4, “Notes and Other Receivables” for additional information.
Broker commissions and other revenues, net - is primarily comprised of brokerage commissions for sales of manufactured homes, where we act as agent and arrange for a third party to transfer a manufactured home to a customer within one of our communities. Brokerage commission revenues are recognized on a net basis at closing, when the transaction is completed and our performance obligations have been fulfilled. Loan loss reserve expenses for our notes receivable are also included herein. Refer to Note 4, “Notes and Other Receivables” for additional information regarding our loan loss reserves.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

3.      Real Estate Acquisitions

2020 Acquisitions

Communities

For the three months ended March 31, 2020, we acquired the following communities:

Community Name	Type	Sites	Development Sites	State	Month Acquired
Cape Cod (1)	RV	230	—	MA	January
Jellystone Natural Bridge	RV	299	—	VA	February
	Total	529	—
(1) In conjunction with the acquisition, we issued Series E Preferred Operating Partnership (“OP”) Units. As of March 31, 2020, 90,000 Series E Preferred OP Units were outstanding.

The following table summarizes the amounts of assets acquired net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed for the three months ended March 31, 2020 (in thousands):

	At Acquisition Date				Consideration
	Investment in property	In-place leases and other intangible assets	Other assets (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Temporary and permanent equity	Total consideration
Cape Cod	$13,350	$150	$(295)	$13,205	$4,205	$9,000	$13,205
Jellystone Natural Bridge	11,364	80	(391)	11,053	11,053	—	11,053
Total	$24,714	$230	$(686)	$24,258	$15,258	$9,000	$24,258

As of March 31, 2020, we have incurred $0.9 million of additional capitalized transaction costs which have been allocated among the various categories above.

The total amount of revenues and net income included in the Consolidated Statements of Operations for the three months ended March 31, 2020 related to the acquisitions completed in 2020 are set forth in the following table (in thousands):

Three Months Ended
March 31, 2020
Total revenues	$92
Net loss	$(106)

The following unaudited pro forma financial information presents the results of our operations for the three months ended March 31, 2020 and 2019, as if the properties acquired in 2020 had been acquired on January 1, 2019. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees, and purchase accounting.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisition been consummated on January 1, 2019 (in thousands, except per-share data):

	Three Months Ended
	March 31, 2020	March 31, 2019
Total revenues	$310,711	$288,136
Net income / (loss) attributable to Sun Communities, Inc. common stockholders	$(14,776)	$40,078
Net income / (loss) per share attributable to Sun Communities, Inc. common stockholders - basic	$(0.16)	$0.47
Net income / (loss) per share attributable to Sun Communities, Inc. common stockholders - diluted	$(0.16)	$0.47

2019 Acquisitions

For the year ended December 31, 2019 we acquired the following communities:

Community Name	Type	Sites	Development Sites	State	Month Acquired
Slickrock Campground	RV	193	—	UT	December
Pandion Ridge	RV	142	351	AL	November
Jensen Portfolio (1)	MH	5,230	466	Various	October
Glen Ellis	RV	244	40	NH	September
Leisure Point Resort (2)	MH / RV	502	—	DE	September
Reunion Lake	RV	202	69	LA	July
River Plantation	RV	309	—	TN	May
Massey’s Landing RV	RV	291	—	DE	February
Shelby Properties (3)	MH	1,308	—	MI	February
Buena Vista	MH	400	—	AZ	February
Country Village Estates (4)	MH	518	—	OR	January
Hid’n Pines RV	RV	321	—	ME	January
Hacienda del Rio	MH (Age-Restricted)	730	—	FL	January
	Total	10,390	926

(1) Contains 31 communities located in CT, GA, MD, NH, NJ, NY, NC and SC. In conjunction with the acquisition, we issued 1,972,876 shares of common stock, net of fractional shares paid in cash.
(2) Contains 201 MH sites and 301 RV sites.
(3) Contains two MH communities.
(4) In conjunction with the acquisition, we issued Series D Preferred Operating Partnership (“OP”) Units. As of December 31, 2019, 488,958 Series D Preferred OP Units were outstanding.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the amounts of assets acquired net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed in 2019 (in thousands):

	At Acquisition Date					Consideration
	Investment in property	Inventory of manufactured homes	In-place leases and other intangible assets	Other assets (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Debt assumed	Temporary and permanent equity	Total consideration
Slickrock Campground	$8,250	$—	$—	$8	$8,258	$8,258	$—	$—	$8,258
Pandion Ridge	19,070	—	—	(92)	18,978	18,978	—	—	18,978
Jensen Portfolio	374,402	3,605	7,752	3,938	389,697	18,306	58,000	313,391	389,697
Glen Ellis	5,955	—	—	(79)	5,876	1,976	3,900	—	5,876
Leisure Point Resort	43,632	18	850	(678)	43,822	43,822	—	—	43,822
Reunion Lake	23,493	—	—	(1,153)	22,340	22,340	—	—	22,340
River Plantation	22,589	75	—	—	22,664	22,664	—	—	22,664
Massey's Landing	36,250	—	220	(446)	36,024	36,024	—	—	36,024
Shelby Properties	85,969	2,011	6,520	(1,015)	93,485	93,485	—	—	93,485
Buena Vista	20,221	439	1,590	(93)	22,157	22,157	—	—	22,157
Country Village	62,784	—	2,020	31	64,835	12,905	—	51,930	64,835
Hid'n Pines	10,680	—	70	(233)	10,517	10,517	—	—	10,517
Hacienda del Rio	111,971	15	3,280	(237)	115,029	115,029	—	—	115,029
Total	$825,266	$6,163	$22,302	$(49)	$853,682	$426,461	$61,900	$365,321	$853,682

Land for Expansion / Development

During the year ended December 31, 2019, we acquired four land parcels which are located in New Braunfels, Texas; Petoskey, Michigan; Uhland, Texas and Hudson, Florida for total consideration of $7.7 million. Two of the land parcels are adjacent to existing communities. The land acquired for expansion and development has the potential to add approximately 900 usable sites once constructed.

Ground Leases

In August 2019, we acquired Chincoteague Island KOA RV Resort (“Chincoteague”), in Chincoteague Island, Virginia for total consideration of $19.5 million. The sellers of Chincoteague continue to operate the property. Refer to Note 16, “Leases” for disclosures on accounting treatment.

In April 2019, we acquired Strafford/Lake Winnipesaukee South KOA RV Resort ("Strafford") in Strafford, New Hampshire for total consideration of $2.7 million. The sellers of Strafford continue to operate the property. Refer to Note 16, “Leases” for disclosures on accounting treatment.

In March 2019, we entered into a four-year Temporary Occupancy and Use Permit with the Port of San Diego to operate a RV resort located in Chula Vista, CA until such time as we construct a new RV resort in the area. Concurrent with the transaction, we purchased tangible personal property from the prior owner of the RV resort for $0.3 million. Subsequently, in September 2019, we entered into a 66-year Temporary Occupancy and Use Permit, to construct and operate a new RV resort in Chula Vista. Refer to Note 16, “Leases” for disclosures on accounting treatment.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

4.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in millions):

	March 31, 2020	December 31, 2019
Installment notes receivable on manufactured homes, net	$92.2	$95.6
Notes receivable from real estate developers	37.5	19.0
Other receivables, net	57.0	43.3
Total Notes and Other Receivables, net	$186.7	$157.9

Installment Notes Receivable on Manufactured Homes

Due to the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, effective January 1, 2020, installment notes receivable are measured at fair value pursuant to the Company electing the value option. The balances of installment notes receivable of $92.2 million (net of fair value adjustment of $1.1 million) and $95.6 million (net of allowance of $0.6 million) as of March 31, 2020 and December 31, 2019, respectively, are collateralized by manufactured homes. The notes represent financing to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes had a net weighted average interest rate (net of servicing costs) and maturity of 8.0 percent and 15.6 years as of March 31, 2020, and 8.0 percent and 15.8 years as of December 31, 2019, respectively. Refer to Note 14, “Fair Value of Financial instruments.” and Note 17, “Recent Accounting Pronouncement.” for additional detail.

The change in the aggregate balance of the installment notes receivable is as follows (in millions):

	Three Months Ended	Year Ended
	March 31, 2020	December 31, 2019
Beginning balance of gross installment notes receivable	$96.2	$113.5
Financed sale of manufactured homes	0.3	0.3
Principal payments and payoffs from our customers	(2.0)	(8.7)
Principal reduction from repossessed homes	(1.2)	(8.9)
Ending balance of gross installment notes receivable	93.3	96.2

Beginning balance of allowance for losses on installment notes receivables	(0.6)	(0.7)
Adjustment to allowance for losses	—	0.1
Initial fair value option adjustment (see Note 17)	0.6	—
Ending balance of allowance for losses on installment notes receivables	—	(0.6)

Initial fair value option adjustment (see Note 17)	1.0	—
Fair value adjustment	(2.1)	—
Fair value adjustments on gross installment notes receivable	(1.1)	—

Ending balance of installment notes receivable, net	$92.2	$95.6

Notes Receivable from Real Estate Developers

As of March 31, 2020 and December 31, 2019, the notes receivable balances of $37.5 million and $19.0 million, respectively, primarily comprise short term construction loans provided to real estate developers. The carrying values of those notes generally approximate their fair market values either due to the short-term nature of the loan and/or or the note being secured by underlying collateral and/or personal guarantees. The notes receivable from real estate developers have a net weighted average interest rate and maturity of 6.1 percent and 1.7 years as of March 31, 2020, and 7.0 percent and 1.3 years as of December 31, 2019, respectively. Refer to Note 14, “Fair Value of Financial instruments.” and Note 17, “Recent Accounting Pronouncement.” for additional detail.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Other Receivables

As of March 31, 2020, other receivables were comprised of amounts due from: residents for rent, utility charges, fees and other pass through charges of $16.0 million (net of allowance of $1.8 million); home sale proceeds of $27.6 million; insurance receivables of $8.0 million, and other receivables of $5.5 million. As of December 31, 2019, other receivables were comprised of amounts due from: residents for rent, utility charges, fees and other pass through charges of $7.8 million (net of allowance of $2.2 million); home sale proceeds of $20.9 million; insurance and other receivables of $9.9 million, and other receivables of $4.8 million.

5.	Intangible Assets

Our intangible assets include in-place leases, franchise agreements and other intangible assets. These intangible assets are recorded in Other assets, net on the Consolidated Balance Sheets. In accordance with FASB ASC Topic 842, below market leases are now classified as a right of use asset.

The gross carrying amounts, and accumulated amortization are as follows (in thousands):

		March 31, 2020		December 31, 2019
Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	7 years	$127,148	$(77,999)	$127,313	$(74,548)
Franchise agreements and other intangible assets	7 - 20 years	16,944	(2,965)	16,943	(2,760)
Total		$144,092	$(80,964)	$144,256	$(77,308)

Total amortization expense related to the intangible assets are as follows (in thousands):

	Three Months Ended
Intangible Asset Amortization Expense	March 31, 2020	March 31, 2019
In-place leases	$3,451	$3,672
Franchise fees and other intangible assets	205	205
Total	$3,656	$3,877

We anticipate amortization expense for our intangible assets to be as follows for the next five years (in thousands):

	Year
	Remainder 2020	2021	2022	2023	2024
Estimated expense	$11,665	$15,164	$10,562	$7,187	$4,825

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

6.      Investment in Affiliates

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

RezPlot Systems LLC (“Rezplot”)
At March 31, 2020 and December 31, 2019, we had a 50 percent ownership interest in RezPlot, a RV reservation software technology company, acquired in January 2019.

Sungenia JV
At March 31, 2020 and December 31, 2019, we had a 50 percent interest in Sungenia JV, a joint venture (“JV”) formed between the Company and Ingenia Communities Group in November 2018, to establish and grow a manufactured housing community development program in Australia.

GTSC LLC (“GTSC”)
At March 31, 2020 and December 31, 2019, we had a 40 percent ownership interest in GTSC, which engages in acquiring, holding and selling loans secured, directly or indirectly, by manufactured homes located in our communities.

Origen Financial Services, LLC (“OFS LLC”)
At March 31, 2020 and December 31, 2019, we had a 22.9 percent ownership interest in OFS LLC, an end-to-end online resident screening and document management suite.

SV Lift, LLC (“SV Lift”)
In November 2019, we and HG GIV, LLC formed SV Lift, a Michigan limited liability company with the purpose to own, operate and lease an aircraft. At March 31, 2020 and December 31, 2019, we had a 50 percent ownership interest in SV Lift.

The investment balance in each nonconsolidated affiliate is as follows (in thousands):

Investment	March 31, 2020	December 31, 2019
Investment in RezPlot	$3,684	$4,184
Investment in Sungenia JV	11,576	11,995
Investment in GTSC	19,028	18,488
Investment in OFS LLC	186	148
Investment in SV Lift	3,470	2,961
Total	$37,944	$37,776

The income / (loss) from each nonconsolidated affiliate is as follows (in thousands):

	Three Months Ended
Income / (Loss) from Nonconsolidated Affiliates	March 31, 2020	March 31, 2019
RezPlot equity loss	$(500)	$(189)
Sungenia JV equity loss	(115)	(40)
GTSC equity income	760	575
OFS LLC equity income	38	42
SV Lift equity loss	(131)	—
Total Income / (Loss) from Nonconsolidated Affiliates	$52	$388

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The change in the GTSC investment balance is as follows (in thousands):

	March 31, 2020	December 31, 2019
Beginning balance	$18,488	$29,780
Adjustment of allowance for losses	—	144
Initial fair value option adjustment (see Note 17)	317	—
Cash contributions	3,689	33,143
Distributions	(2,035)	(47,382)
Equity earnings	760	2,803
Fair value adjustment	(2,191)	—
Ending Balance	$19,028	$18,488

7.      Consolidated Variable Interest Entities

The Operating Partnership
We consolidate the Operating Partnership under the guidance set forth in FASB ASC Topic 810 “Consolidation.” ASU 2015-02 modified the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or, alternatively, voting interest entities. We evaluated the application of ASU 2015-02 and concluded that the Operating Partnership met the criteria of a VIE. Our significant asset is our investment in the Operating Partnership, and consequently, substantially all of our assets and liabilities represent those assets and liabilities of the Operating Partnership. We are the sole general partner and generally have the power to manage and have complete control over the Operating Partnership and the obligation to absorb its losses or the right to receive its benefits.

Sun NG RV Resorts LLC (“Sun NG Resorts”); Rudgate Village SPE, LLC, Rudgate Clinton SPE, LLC, and Rudgate Clinton Estates SPE, LLC (collectively, “Rudgate”); Sun NG Whitewater RV LLC (“NG Sun Whitewater RV LLC”);
We consolidate Sun NG Resorts, Rudgate, and Sun NG Whitewater RV LLC, under the guidance set forth in FASB ASC Topic 810 “Consolidation.” We concluded that each of them is a VIE where we are the primary beneficiary, as we have the power to direct the significant activities, absorb the significant losses and receive the significant benefits from the entity. Refer to Note 3, “Real Estate Acquisitions,” Note 8, “Debt and Lines of Credit,” and Note 9, “Equity and Temporary Equity” for additional information on Sun NG Resorts.

The following table summarizes the assets and liabilities of Sun NG Resorts, Rudgate, and NG Sun Whitewater RV LLC included in our Consolidated Balance Sheets after eliminations (in thousands):

	March 31, 2020	December 31, 2019
Assets
Investment property, net	$350,019	$344,300
Other assets, net	23,751	23,894
Total Assets	$373,770	$368,194

Liabilities and Other Equity
Debt	$46,727	$46,993
Preferred Equity - Sun NG Resorts - mandatorily redeemable	35,249	35,249
Other liabilities	19,604	13,631
Total Liabilities	101,580	95,873
Equity Interest - NG Sun LLC & NG Sun Whitewater RV LLC	26,063	27,091
Noncontrolling interests	9,374	8,542
Total Liabilities and Other Equity	$137,017	$131,506

Investment property, net and other assets, net related to the consolidated VIEs, with the exception of the Operating Partnership, comprised approximately 4.6 percent and 4.7 percent of our consolidated total assets at March 31, 2020 and December 31, 2019, respectively. Debt, Preferred Equity and other liabilities comprised approximately 2.3 percent and 2.5 percent of our consolidated total liabilities at March 31, 2020 and December 31, 2019, respectively. Equity Interests and Noncontrolling interests related to the consolidated VIEs, on an absolute basis, comprised approximately less than 1.0 percent of our consolidated total equity at March 31, 2020 and at December 31, 2019, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

8.      Debt and Lines of Credit

The following table sets forth certain information regarding debt including premiums, discounts and deferred financing costs (in thousands):

	Carrying Amount		Weighted Average Years to Maturity		Weighted Average Interest Rates
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Collateralized term loans - Life Companies	$1,701,478	$1,710,408	16.9	17.1	4.0%	4.0%
Collateralized term loans - FNMA	902,375	697,589	9.0	7.0	3.4%	3.7%
Collateralized term loans - CMBS	296,753	397,868	3.4	3.1	4.9%	5.1%
Collateralized term loans - FMCC	373,202	374,727	4.6	4.9	3.9%	3.9%
Total collateralized term loans	3,273,808	3,180,592
Preferred equity - Sun NG Resorts - mandatorily redeemable	35,249	35,249	2.5	2.8	6.0%	6.0%
Preferred OP units - mandatorily redeemable	34,663	34,663	5.9	4.0	5.9%	6.5%
Lines of credit	582,774	183,898	3.2	3.5	1.8%	2.7%
Total debt	$3,926,494	$3,434,402	10.6	11.1	3.6%	4.0%

Collateralized Term Loans

During the three months ended March 31, 2020 and year ended December 31, 2019, we repaid the following collateralized term loans:

Three Months Ended	Repayment amount (in millions)		Fixed Interest rate		Maturity date	(Gain) / loss on extinguishment of debt (in millions)	Encumbered communities released
March 31, 2020	$99.6		5.837%		March 1, 2021	$3.4	11
	$19.9	(1)	5.83%	(3)	July 1, 2020	$(0.1)	2
December 31, 2019	$17.0		5.62%		March 1, 2020	$—	—
	$127.3		5.10%		November 1, 2021	$3.2	—
	$21.5	(2)	6.24%	(3)	March 1, 2020 April 1, 2020	$(0.2)	3
September 30, 2019	$134.0		4.3%		May 1, 2023	$12.8	—
March 31, 2019	$186.8		3.83%		January 1, 2030	$0.7	—
(1) Includes four collateralized term loans due to mature on July 1, 2020.
(2) Includes four collateralized term loans, three due to mature on March 1, 2020 and one due to mature on April 1, 2020.
(3) The interest rate represents the weighted average interest rate on collateralized term loans.

During the three months ended March 31, 2020 and year ended December 31, 2019, we entered into the following collateralized term loans:

Three Months Ended	Loan amount (in millions)		Term (in years)	Interest rate	Maturity date
March 31, 2020	$230.0		15	2.995%	April 1, 2035
December 31, 2019	$400.0	(1)	21	4.026%	December 15, 2039 December 15, 2041
September 30, 2019	$250.0		10	2.925%	October 1, 2029
March 31, 2019	$265.0		25	4.170%	January 15, 2044
(1) Includes two collateralized term loans one due to mature on December 15, 2039 and the other on December 1, 2041.

The collateralized term loans totaling $3.3 billion as of March 31, 2020, are secured by 185 properties comprised of 73,364 sites representing approximately $3.2 billion of net book value.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Preferred OP Units - mandatorily redeemable

Preferred OP units at March 31, 2020 and December 31, 2019 include $34.7 million of Aspen preferred OP units issued by the Operating Partnership. As of March 31, 2020, these units are convertible indirectly into 433,072 shares of our common stock.

In January 2020, we amended the Operating Partnership’s partnership agreement at the election of certain Aspen preferred OP unit holders. The amendment extended the automatic redemption date and reduced the annual distribution rate for 270,000 of the Aspen preferred OP units (the “Extended Units”). Subject to certain limitations, at any time prior to January 1, 2024 (or prior to January 1, 2034 with respect to the Extended Units), the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the average closing price of our common stock for the preceding ten trading days is $68.00 per share or less, 0.397 common OP units; or (b) if the ten-day average closing price is greater than $68.00 per share, the number of common OP units is determined by dividing (i) the sum of (A) $27.00 plus (B) 25 percent of the amount by which the ten-day average closing price exceeds $68.00 per share, by (ii) the ten-day average closing price. The current preferred distribution rate is 3.8 percent on the Extended Units and 6.5 percent on all other Aspen preferred OP units. On January 2, 2024 (or January 2, 2034 with respect to the Extended Units), we are required to redeem for cash all Aspen preferred OP units that have not been converted to common OP units. As of March 31, 2020, 270,000 of the Extended Units and 1,013,819 other Aspen preferred units were outstanding.

Preferred Equity - Sun NG Resorts - mandatorily redeemable

In connection with the investment in Sun NG Resorts, $35.3 million of mandatorily redeemable Preferred Equity (“Preferred Equity - Sun NG Resorts”) was purchased by unrelated third parties. The Preferred Equity - Sun NG Resorts carries a preferred rate of return of 6.0 percent per annum. The Preferred Equity - Sun NG Resorts has a seven-year term and can be redeemed in the fourth quarter of 2022 at the holders’ option. The Preferred Equity - Sun NG Resorts as of March 31, 2020 was $35.2 million. Refer to Note 3, “Real Estate Acquisitions,” Note 7, “Consolidated Variable Interest Entities,” and Note 9, “Equity and Temporary Equity” for additional information.

Lines of Credit

Credit agreement - In May 2019, we amended and restated our credit agreement with Citibank, N.A. and certain other lenders. Pursuant to the credit agreement, we entered into a senior credit facility with Citibank and certain lenders in the amount of $750.0 million, comprised of a $650.0 million revolving loan, with the ability to use up to $100.0 million for advances in Australian dollars, and a $100.0 million term loan (the “A&R Facility”). As of March 31, 2020, the term loan was fully drawn. The A&R Credit Agreement has a four-year term ending May 21, 2023, which can be extended for two additional six-month periods, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for additional commitments in an amount not to exceed $350.0 million. The funding of these additional commitments is subject to certain conditions, including obtaining the consent of the lenders, some of which are outside of our control. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the A&R Facility may be increased up to $1.1 billion.

The A&R Facility bears interest at a floating rate based on the Eurodollar rate or Bank Bill Swap Bid Rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which margin can range from 1.20 percent to 2.10 percent for the revolving loan and 1.20 percent to 2.05 percent for the term loan. As of March 31, 2020, the margin based on our leverage ratio was 1.2 percent on the revolving loan and 1.2 percent on the term loan. We had $424.9 million and $100.0 million of borrowings on the revolving loan and the term loan, respectively, as of March 31, 2020. We had $123.6 million of borrowings on the revolving loan and no borrowings on the term loan, as of December 31, 2019.

The A&R Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit but does reduce the borrowing amount available. At March 31, 2020 and December 31, 2019, we had approximately $2.6 million and $2.8 million of availability, respectively.

Floor plan - We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us at least a twelve month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate as quoted in the Wall Street Journal on the first business day of each month or 6.0 percent. At March 31, 2020, the effective interest rate was 7.0 percent. The outstanding balance was $4.0 million as of March 31, 2020 and $3.3 million as of December 31, 2019

Other - In October 2019, we assumed a term loan facility with Citibank N.A. (“Citibank”), in the amount of $58.0 million in relation to an acquisition. The term loan has a four-year term ending October 29, 2023, and bears interest at a floating rate based on the Eurodollar rate or Prime rate. The outstanding balance was $54.2 million at March 31, 2020 and $57.0 million at December 31, 2019, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Covenants

Pursuant to the terms of the A&R Facility, we are subject to various financial and other covenants. The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution, and net worth requirements. At March 31, 2020, we were in compliance with all covenants.

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

Off-Balance Sheet Arrangements - Nonconsolidated Affiliate Indebtedness

We have a 40 percent investment in GTSC, a nonconsolidated affiliate. During September 2019, GTSC entered into a warehouse line of credit with a maximum loan amount of $125.0 million. During February 2020, the maximum amount was increased to $140.0 million. As of March 31, 2020, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by GTSC was approximately $139.9 million (of which our proportionate share is approximately $56.0 million). The debt bears interest at a variable rate based on LIBOR plus 1.65 percent per annum and matures on September 15, 2023. As of December 31, 2019, the aggregate carrying amount of debt, including both our and our partner’s share, incurred by GTSC was approximately $123.4 million (of which our proportionate share is approximately $49.4 million).

9.      Equity and Temporary Equity

Public Equity Offerings

In May 2019, we closed an underwritten registered public offering of 3,737,500 shares of common stock. Proceeds from the offering were $452.1 million after deducting expenses related to the offering. We used the net proceeds of this offering to repay borrowings outstanding under the revolving loan under our senior credit facility.

At the Market Offering Sales Agreement

In July 2017, we entered into a new at the market offering sales agreement (the “Sales Agreement”) with certain sales agents (collectively, the “Sales Agents”), whereby we may offer and sell shares of our common stock, having an aggregate offering price of up to $450.0 million, from time to time through the Sales Agents. The Sales Agents are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold from time to time under the Sales Agreement. Through March 31, 2020, we have sold shares of our common stock for gross proceeds of $163.8 million under the Sales Agreement. There were no issuances of common stock under the Sales Agreement during the three months ended March 31, 2020 or the year ended December 31, 2019.

Issuance of Series E Preferred OP Units - In January 2020, we issued 90,000 Series E preferred OP units in connection with the acquisition of Cape Cod RV Resort. The Series E preferred OP units have a stated issuance price of $100.00 per OP Unit and carry a preferred return of 5.25 percent until the second anniversary of the issuance date. Commencing with the second anniversary of the issuance date, the Series E Preferred OP Units carry a preferred return of 5.50 percent. Commencing the first anniversary of the issuance date, subject to certain limitation, each Series E Preferred OP Unit can be exchanged for our common stock equal to the quotient obtained by dividing $100.00 by $145.00 (as such ratio is subject to adjustments for certain capital events). As of March 31, 2020, 90,000 Series E preferred OP Units were outstanding. Refer to Note 3, “Real Estate Acquisitions” for additional information.

Temporary Equity

Equity Interests - NG Sun Whitewater RV LLC - In August 2019, in connection with the investment in land at the property known as Whitewater, NG Sun Whitewater LLC purchased $2.4 million of common equity interest in Sun NG Whitewater RV LLC Resorts (referred to as “Equity Interests - NG Sun Whitewater RV LLC”). The Equity Interests - NG Sun Whitewater RV LLC do not have a fixed maturity date.  Upon the occurrence of certain events, either NG Sun Whitewater LLC or Sun NG LLC, our subsidiary, can trigger a process under which we may be required to purchase the Equity Interests - NG Sun Whitewater RV LLC from NG Sun Whitewater LLC. Refer to Note 3, “Real Estate Acquisitions,” and Note 7, “Consolidated Variable Interest Entities,” for additional information.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Issuance of Series D Preferred OP Units - In February 2019, we issued 488,958 Series D preferred OP units in connection with the acquisition of Country Village Estates. The Series D preferred OP units have a stated issuance price of $100.00 per OP Unit and carry a preferred return of 3.75 percent until the second anniversary of the issuance date. Commencing with the second anniversary of the issuance date, the Series D Preferred OP Units carry a preferred return of 4.0 percent. Commencing with the first anniversary of the issuance date, each Series D Preferred OP Unit can be exchanged for our common stock equal to the quotient obtained by dividing $100.00 by $125.00 (as such ratio is subject to adjustments for certain capital events) at the holder’s option. The holders may require redemption in cash after the fifth anniversary of the Series D issuance date or upon the holder’s death. As of March 31, 2020, 488,958 Series D preferred OP units were outstanding. Refer to Note 3, “Real Estate Acquisitions” for additional information.

Equity Interests - NG Sun LLC - In June 2018, in connection with the investment in Sun NG Resorts, unrelated third parties purchased $6.5 million of Series B preferred equity interests and $15.4 million of common equity interest in Sun NG Resorts (herein jointly referred to as “Equity Interest - NG Sun LLC”). The Series B preferred equity interests carry a preferred return at a rate that, at any time, is equal to the interest rate on Sun NG Resorts’ indebtedness at such time. The current rate of return is 5.0 percent. The Equity Interests - NG Sun LLC do not have a fixed maturity date and can be redeemed in the fourth quarter of 2022 at the holders’ option. Sun NG LLC, our subsidiary, has the right during certain periods each year, with or without cause, or for cause at any time, to elect to buy NG Sun LLC’s interest. During a limited period in 2022, NG Sun LLC has the right to put its interest to Sun NG LLC. If either party exercises their option, the property management agreement will be terminated, and the Company is required to purchase the remaining interests of NG Sun LLC and the property management agreement at fair value. Refer to Note 3, “Real Estate Acquisitions,” Note 7, “Consolidated Variable Interest Entities,” and Note 8, “Debt and Lines of Credit” for additional information.

Series A-4 Preferred OP Units

On December 13, 2019, all outstanding shares of the Company’s 6.50% Series A-4 Cumulative Convertible Preferred Stock, and all of
the Operating Partnership’s Series A-4 Preferred OP Units were converted into common stock and common OP units, respectively. All
1,031,747 shares of Series A-4 preferred stock were converted into 458,541 shares of common stock (net of fractional shares paid in cash). All 405,656 Series A-4 preferred OP units were converted into 180,277 common OP units (net of fractional units paid in cash). The Series A-4 preferred shares and units were issued to the sellers of the American Land Lease portfolio which we acquired in 2014 and 2015.

Issuances of Common Stock and Common OP Units

In October 2019, in connection with the acquisition of the Jensen Portfolio, we issued 1,972,876 shares of common stock, net of fractional shares paid in cash.

Conversions

Conversions to Common Stock - Subject to certain limitations, holders can convert certain series of stock and OP units to shares of our common stock at any time. Below is the activity of conversions during the three months ended March 31, 2020 and 2019:

		Three Months Ended		Three Months Ended
		March 31, 2020		March 31, 2019
Series	Conversion Rate	Units/Shares Converted	Common Stock (1)	Units/Shares Converted	Common Stock (1)
Common OP unit	1.0000	11,949	11,949	6,533	6,533
Series A-1 preferred OP unit	2.4390	6,677	16,283	3,950	9,633

(1) Calculation may yield minor differences due to rounding incorporated in the above numbers.

Dividends

Distributions declared for the three months ended March 31, 2020 were as follows:

Cash Distributions	Record Date	Payment Date	Distribution per Share	Total Distribution (thousands)
Common Stock, Common OP units and Restricted Stock	3/31/2020	4/15/2020	$0.79	$75,631

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

10.      Share-Based Compensation

As of March 31, 2020, we had two share-based compensation plans: the Sun Communities, Inc. 2015 Equity Incentive Plan (“2015 Equity Incentive Plan”) and the First Amended and Restated 2004 Non-Employee Director Option Plan (“2004 Non-Employee Director Option Plan”). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future.

During the three months ended March 31, 2020 and 2019, shares were granted as follow:

Grant Period	Type	Plan	Shares Granted		Grant Date Fair Value Per Share		Vesting Type	Vesting Anniversary	Percentage

2020	Key Employees	2015 Equity Incentive Plan	51,790		$162.42	(1)	Time Based	20.0% annually over 5 years
2020	Executive Officers	2015 Equity Incentive Plan	46,000		$165.97	(1)	Time Based	20.0% annually over 5 years
2020	Executive Officers	2015 Equity Incentive Plan	69,000	(2)	$125.47	(2)	Market Condition	3rd	100.0%
2020	Directors	2004 Non-Employee Director Option Plan	10,200		$147.97	(1)	Time Based	3rd	100.0%
2019	Executive Officers	2015 Equity Incentive Plan	44,000		$115.39	(1)	Time Based	20.0% annually over 5 years
2019	Executive Officers	2015 Equity Incentive Plan	66,000	(3)	$115.39	(3)	Market Condition	3rd	100.0%
2019	Directors	2004 Non-Employee Director Option Plan	18,000		$113.68	(1)	Time Based	3rd	100.0%

(1) The fair values of the grants were determined by using the average closing price of our common stock on the dates the shares were issued.
(2) Share-based compensation for restricted stock awards with market conditions is measured based on an estimate of shares expected to vest. We estimate the fair value of share-based compensation for restricted stock with market conditions using a Monte Carlo simulation. At the grant date our common stock price was $165.97. Based on the Monte Carlo simulation we expect 75.6% of the 69,000 shares to vest.
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

Options

There were no stock option exercises during the three months ended March 31, 2020. During the three months ended March 31, 2019, 1,500 shares of common stock were issued in connection with the exercise of stock options with net proceeds of less than $0.1 million.

Vesting

The vesting requirements for 144,231 restricted shares granted to our executives, directors and employees were satisfied during the three months ended March 31, 2020.

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

Transactions between our segments are eliminated in consolidation. Transient RV revenue is included in the Real Property Operations segment revenues. Transient revenue was $25.3 million for the quarter ended March 31, 2020. Transient revenue was $121.5 million for the year ended December 31, 2019. We recognized 20.1 percent in the first quarter, 23.2 percent in the second quarter, 40.3 percent in the third quarter, and 16.4 percent in the fourth quarter.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

A presentation of segment financial information is summarized as follows (in thousands):

	Three Months Ended
	March 31, 2020			March 31, 2019
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$247,980	$56,059	$304,039	$225,261	$53,589	$278,850
Operating expenses / Cost of sales	88,715	35,526	124,241	80,340	34,109	114,449
Net Operating Income / Gross Profit	159,265	20,533	179,798	144,921	19,480	164,401
Adjustments to arrive at net income / (loss)
Interest and other revenues, net	6,263	—	6,263	8,480	—	8,480
Home selling expenses	—	(3,992)	(3,992)	—	(3,324)	(3,324)
General and administrative expenses	(22,556)	(2,961)	(25,517)	(19,234)	(2,653)	(21,887)
Catastrophic weather-related charges, net	(606)	—	(606)	(782)	—	(782)
Depreciation and amortization	(62,706)	(20,983)	(83,689)	(58,245)	(18,311)	(76,556)
Loss on extinguishment of debt	(3,279)	—	(3,279)	(653)	—	(653)
Interest expense	(32,408)	(8)	(32,416)	(34,010)	(4)	(34,014)
Interest on mandatorily redeemable preferred OP units / equity	(1,041)	—	(1,041)	(1,094)	—	(1,094)
Gain / (loss) on remeasurement of marketable securities	(28,647)	—	(28,647)	267	—	267
Gain / (loss) on foreign currency translation	(17,462)	(17)	(17,479)	1,964	1	1,965
Other income / (expense), net	(303)	1	(302)	(104)	37	(67)
Loss on remeasurement of notes receivable	(2,112)	—	(2,112)	—	—	—
Income from nonconsolidated affiliates	—	52	52	—	388	388
Loss on remeasurement of investment in nonconsolidated affiliates	—	(2,191)	(2,191)	—	—	—
Current tax expense	(296)	(154)	(450)	(122)	(92)	(214)
Deferred tax benefit	130	—	130	217	—	217
Net Income / (Loss)	(5,758)	(9,720)	(15,478)	41,605	(4,478)	37,127
Less: Preferred return to preferred OP units / equity	1,570	—	1,570	1,323	—	1,323
Less: Income / (loss) attributable to noncontrolling interests	(555)	(407)	(962)	1,259	(218)	1,041
Net Income / (Loss) Attributable to Sun Communities, Inc.	(6,773)	(9,313)	(16,086)	39,023	(4,260)	34,763
Less: Preferred stock distribution	—	—	—	432	—	432
Net Income / (Loss) Attributable to Sun Communities, Inc. Common Stockholders	$(6,773)	$(9,313)	$(16,086)	$38,591	$(4,260)	$34,331

	March 31, 2020			December 31, 2019
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Identifiable assets
Investment property, net	$6,689,866	$598,535	$7,288,401	$6,651,275	$581,345	$7,232,620
Cash, cash equivalents and restricted cash	348,470	46,270	394,740	(8,346)	43,176	34,830
Marketable securities	55,602	—	55,602	94,727	—	94,727
Inventory of manufactured homes	128	64,308	64,436	—	62,061	62,061
Notes and other receivables, net	170,569	16,123	186,692	142,509	15,417	157,926
Other assets, net	163,864	55,312	219,176	167,804	52,092	219,896
Total assets	$7,428,499	$780,548	$8,209,047	$7,047,969	$754,091	$7,802,060

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended March 31, 2020.

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

Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards, depreciation and basis differences between tax and U.S. GAAP on our Canadian investments. Our deferred tax assets that have a full valuation allowance relate to our taxable REIT subsidiaries business. Net deferred tax liabilities of $19.1 million and $21.0 million for Canadian entities have been recorded in relation to corporate entities and included in “Other liabilities” in our Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively. There are no U.S. federal deferred tax assets or liabilities included in our Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019.

We had no unrecognized tax benefits as of March 31, 2020 and 2019. We do not expect significant changes in tax positions that would result in unrecognized tax benefits within one year of March 31, 2020.

For the three months ended March 31, 2020 we recorded a current tax expense for federal, state, Canadian income taxes and Australian withholding taxes of $0.5 million. For the three months ended March 31, 2019 we recorded a current tax expense for federal, state and Canadian income taxes of $0.2 million.

For the three months ended March 31, 2020 and 2019, we recorded a deferred tax benefit of $0.1 million and $0.2 million, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

13.     Earnings / (Loss) Per Share

We have outstanding stock options and unvested restricted common shares. Our Operating Partnership has outstanding common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series C preferred OP units, Series D preferred OP units, Series E preferred OP units, and Aspen preferred OP Units, which, if converted or exercised, may impact dilution.

Computations of basic and diluted earnings / (loss) per share were as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2020	March 31, 2019
Numerator
Net Income / (Loss) Attributable to Sun Communities, Inc. Common Stockholders	$(16,086)	$34,331
Less allocation to restricted stock awards	(254)	437
Basic earnings - Net income / (loss) attributable to common stockholders after allocation to restricted stock awards	$(15,832)	$33,894
Add allocation to restricted stock awards	(254)	437
Diluted earnings - Net income attributable to common stockholders after allocation to restricted stock awards	$(16,086)	$34,331

Denominator
Weighted average common shares outstanding	92,410	85,520
Add: dilutive stock options	1	1
Add: dilutive restricted stock	524	512
Diluted weighted average common shares and securities	92,935	86,033
Earnings / (Loss) Per Share Available to Common Stockholders After Allocation
Basic earnings / (loss) per share	$(0.17)	$0.40
Diluted earnings / (loss) per share	$(0.17)	$0.40

We have excluded certain convertible securities from the computation of diluted earnings per share because the inclusion of those securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share as of March 31, 2020 and 2019 (in thousands):

	As of
	March 31, 2020	March 31, 2019
Common OP units	2,408	2,719
A-3 preferred OP units	40	40
A-1 preferred OP units	303	328
Series C preferred OP units	310	314
Series D preferred OP units	489	489
Aspen preferred OP units	1,284	1,284
Series E preferred OP units	90	—
Series A-4 preferred stock	—	1,063
A-4 preferred OP units	—	410
Total Securities	4,924	6,647

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

14.     Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, cash equivalents and restricted cash, marketable securities, notes and other receivables, accounts payable, and debt.

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

The change in the marketable securities balance is as follows (in thousands):

	March 31, 2020	December 31, 2019
Beginning Balance	$94,727	$49,037
Additional purchase	—	8,995
Change in fair value measurement	(28,647)	34,240
Foreign currency translation adjustment	(11,414)	816
Dividend reinvestment, net of tax	936	1,639
Ending Balance	$55,602	$94,727

Installment Notes Receivable on Manufactured Homes

Installment notes receivable on manufactured homes are recorded at fair value and are measured using model-derived indicative pricing using observable inputs, inclusive of default rates, interest rates and recovery rates (Level 2). Refer to Note 4, “Notes and Other Receivables.” and Note 17, “Recent Accounting Pronouncement.” for additional detail.

Notes Receivable from Real Estate Developers

Notes receivable from real estate developers are recorded at fair value and are measured using prevailing market interest rates (Level 2).The carrying values of those notes generally approximate their fair market values either due to the short-term nature of the note and/or the note being secured by underlying collateral and/or personal guarantees. Refer to Note 4, “Notes and Other Receivables.” and Note 17, “Recent Accounting Pronouncement.” for additional detail.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Long-Term Debt and Lines of Credit

The fair value of long-term debt is based on the estimates of management and on rates currently quoted, rates currently prevailing for comparable loans, and instruments of comparable maturities (Level 2). Refer to Note 8, “Debt and Lines of Credit.”

Financial Liabilities

We estimate the fair value of our contingent consideration liability based on discounting of future cash flows using market interest rates and adjusting for non-performance risk over the remaining term of the liability (Level 2).

Other Financial Instruments

The carrying values of cash and cash equivalents, other receivables, and accounts payable approximate their fair market values due to the short-term nature of those instruments.

The table below sets forth our financial assets and liabilities that required disclosure of fair value on a recurring basis as of March 31, 2020. The table presents the carrying values and fair values of our financial instruments as of March 31, 2020 and December 31, 2019, that were measured using the valuation techniques described above (in thousands). The table excludes other financial instruments such as cash and cash equivalents, other receivables, and accounts payable as the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	March 31, 2020		December 31, 2019
Financial Assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Marketable securities	$55,602	$55,602	$94,727	$94,727
Installment notes receivable on manufactured homes, net	92,208	92,208	95,580	95,580
Notes receivable from real estate developers	37,481	37,481	18,960	18,960
Total	$185,291	$185,291	$209,267	$209,267

Financial Liabilities
Debt	$3,343,720	$3,381,041	$3,250,504	$3,270,544
Lines of credit	582,774	582,774	183,898	183,898
Other liabilities (contingent consideration)	4,133	4,133	6,134	6,134
Total	$3,930,627	$3,967,948	$3,440,536	$3,460,576

15.    Commitments and Contingencies

Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

16.    Leases
Lessee accounting
Future minimum lease payments under non-cancellable leases as of the three months ended March 31, 2020 where we are the lessee include:

Maturity of lease liabilities (in thousands)
	Operating Leases	Finance Leases	Total
2020 (Excluding three months ended March 31, 2020)	$2,186	$112	$2,298
2021	2,842	120	2,962
2022	2,863	120	2,983
2023	2,994	120	3,114
2024	3,300	4,060	7,360
Thereafter	32,773	—	32,773
Total Lease Payments	$46,958	$4,532	$51,490
Less: Imputed interest	(20,875)	(433)	(21,308)
Present Value of Lease Liabilities	$26,083	$4,099	$30,182

ROU assets and lease liabilities for finance and operating leases as included in our Consolidated Financial Statements are as follows:

Lease Asset and Liabilities (in thousands)
Description	Financial Statement Classification	March 31, 2020	December 31, 2019
Lease Assets
Right-of-use asset obtained in exchange for new finance lease liabilities	Other asset, net	$4,099	$4,081
Right-of-use asset obtained in exchange for new operating lease liabilities	Other asset, net	$25,442	$23,751
Right-of-use asset obtained relative to below market operating lease	Other asset, net	$28,178	$28,366
Lease Liabilities
Finance lease liabilities	Other liabilities	$4,099	$4,081
Operating lease liabilities	Other liabilities	$26,083	$24,222

Lease expense for finance and operating leases as included in our Consolidated Financial Statements are as follows:

Lease Expense (in thousands)		Three Months Ended	Three Months Ended
Description	Financial Statement Classification	March 31, 2020	March 31, 2019
Finance lease expense
Amortization of right-of-use assets	Interest expense	$(18)	$(18)
Interest on lease liabilities	Interest expense	26	26
Operating lease cost	General and administrative expense, Property operating and maintenance	974	822
Variable lease cost	Property operating and maintenance	369	319
Total Lease Expense		$1,351	$1,149

Lease term, discount rates and additional information for finance and operating leases are as follows:

Lease Term and Discount Rate
March 31, 2020
Weighted-average remaining lease terms (years)
Finance lease	4.25
Operating lease	25.60
Weighted-average discount rate
Finance lease	2.50%
Operating lease	4.14%

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Other Information (in thousands)	Three Months Ended
	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating Cash Flow from Operating leases	$590	$450
Financing Cash Flow from Finance leases	8	8
Total Cash Paid on Lease Liabilities	$598	$458

As of the three months ended March 31, 2020, we have an additional executive office space operating lease for $2.9 million with a lease term of seven years.
Related Party Leases: Lease of Executive Offices. Gary A. Shiffman, together with certain of his family members, indirectly owns an equity interest of approximately 28.1 percent in American Center LLC, the entity from which we lease office space for our principal executive offices. Each of Brian M. Hermelin, Ronald A. Klein and Arthur A. Weiss indirectly owns a less than one percent interest in American Center LLC. Mr. Shiffman is our Chief Executive Officer and Chairman of the Board. Each of Mr. Hermelin, Mr. Klein and Mr. Weiss is a director of the Company. Under this agreement, we lease approximately 103,100 rentable square feet of permanent space. The initial term of the lease is until October 31, 2026, and the current average gross base rent is $18.95 per square foot until October 31, 2020 with graduated rental increases thereafter. We entered into an additional office space operating lease which commenced in January 2020. Under this agreement, we lease approximately 20,087 rentable square feet of permanent space. The initial term of the lease is until October 31, 2026 and the average gross base rent is $18.95 per square foot until October 31, 2020 with graduated rent increases thereafter. Each of Mr. Shiffman, Mr. Hermelin, Mr. Klein and Mr. Weiss may have a conflict of interest with respect to his obligations as our officer and/or director and his ownership interest in American Center LLC.

Lessor Accounting
We are not the lessor for any finance leases as of March 31, 2020. Over 95 percent of our operating leases where we are the lessor are either month to month or for a time period not to exceed one year.  As of the reporting date, future minimum lease payments would not exceed twelve months. Similarly, over 94 percent of our investment property, net on the Consolidated Balance Sheets, and related depreciation amounts relate to assets whereby we are the lessor under an operating lease.

17.     Recent Accounting Pronouncements

Recent Accounting Pronouncements - Adopted

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” “CECL” This update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As of January 1, 2020, we adopted the fair value option for our installment notes receivable on manufactured homes and the notes receivable within the GTSC JV which resulted in fair value adjustments of $1.6 million and $0.3 million, respectively. We also adopted the fair value option on notes receivable from real estate developers. The carrying values of those notes generally approximate their fair market values either due to the short-term nature of the loan and/or or the note being secured by underlying collateral and/or personal guarantees. The adoption of CECL had an immaterial impact on our remaining financial instruments within the CECL scope. Refer to Note 4, “Notes and Other Receivables.”, and Note 6. “Investment in Affiliates.” for additional detail.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

18.    Subsequent Events

We have evaluated our Consolidated Financial Statements for subsequent events through the date that this Form 10-Q was issued.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes, along with our 2019 Annual Report.

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. As of March 31, 2020, we owned and operated or held an interest in a portfolio of 424 developed properties located in 33 states throughout the U.S. and one province in Canada, including 266 MH communities, 124 RV communities, and 34 properties containing both MH and RV sites.

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

COVID-19 IMPACT

We have implemented measures to mitigate the impact of COVID-19 on our business. These efforts include increasing our cash position, bolstering liquidity and eliminating, reducing or deferring non-essential expenditures. Additionally, our Board of Directors and executive officers have elected to forgo base compensation for at least the second quarter. Cost containment measures have also included the furlough of a group of team members and reductions in base compensation for certain non-furloughed team members. We will provide medical health coverage to furloughed team members, if enrolled, at no cost to the team member.

To bolster liquidity, we increased unrestricted cash on hand as of March 31, 2020 to $382.5 million by drawing on our line of credit and completing a secured financing transaction for $230.0 million. As of March 31, 2020, there is $222.5 million of remaining capacity on the line of credit. We also have 143 unencumbered properties with an estimated asset value, as of March 31, 2020, of approximately $2.6 billion available to secure potential mortgage debt.

We are continuing to provide essential services using social distancing techniques and minimal contact. Our community offices are partially staffed with reduced hours and open for essential services only. To promote social distancing, we are encouraging our residents to use our online rent payment portals and other payment methods. Amenities have been closed at the direction of state and local municipalities and to prevent social gathering. We closely monitor and track stay-at-home orders by federal, state and local authorities and hold daily status calls with our operations and Main Office leadership teams. We have implemented remote working arrangements, wherever possible, to keep our team members safe and to do our part to promote social distancing.

We have collected approximately 98 percent of our April MH rent to date. While we are experiencing lower traffic at the communities as would be expected with shelter-in-place mandates; we are still seeing demand for move-ins and expect less move-outs during this time.

We have halted all evictions and provided a hardship program to those residents who have been economically disadvantaged as a result of COVID-19. This hardship program defers the payment of April and May rent ratably over twelve months, commencing on July 1, 2020. As of April 21, 2020, less than three percent of residents in our MH communities, including owner occupied sites and rental home sites have applied and been approved for this program. We anticipate a majority of these residents have or will receive unemployment benefits and economic stimulus under the CARES Act which will aid in the payment of rent due. To the extent stay-at-home restrictions are not lifted, this program could be extended to provide additional temporary relief to residents. Due to the effects of COVID-19 on our residents, we have also suspended charging various fees, including late fees for delinquent payments, resident-paid fees for credit or debit card usage, non-sufficient funds fees, and incremental month to month fees if a resident lease terminates during the pandemic. We have also deferred certain increases to monthly rental rates.

Certain of our RV resorts remain open, where government regulations permit, however all indoor and outdoor activities and gatherings have been suspended to encourage social distancing. Forty four RV resorts in the northern United States and Canada that normally would commence operations in early spring have had their openings delayed and do not yet have confirmed opening dates from local municipalities. To the extent stay-at-home orders and travel restrictions are not lifted, total RV revenue and related ancillary revenue from resort activities will be adversely impacted. For these resorts, peak demand is from Memorial Day weekend in May to Labor Day weekend in September.

SUN COMMUNITIES, INC.

We remain committed to assisting individuals who are in the process of leasing a site or leasing or purchasing a home, while maintaining health and safety protocols including following strict social distancing. Virtual viewings of homes are being utilized to avoid or minimize contact. To the extent stay-at-home orders and travel restrictions are not lifted, home sale revenue will be adversely impacted.

SIGNIFICANT ACCOUNTING POLICIES

We have identified significant accounting policies that, as a result of the judgments, uncertainties, and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition or results of operations under different conditions or using different assumptions. Details regarding significant accounting policies are described fully in our 2019 Annual Report.

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

Summary Statements of Operations

The extent to which the COVID-19 pandemic impacts our operations, financial condition and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic.

The following tables reconcile the Net income / (loss) attributable to Sun Communities, Inc. common stockholders to NOI and summarize our consolidated financial results for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Net Income / (Loss) Attributable to Sun Communities, Inc. Common Stockholders	$(16,086)	$34,331
Other revenues	(6,263)	(8,480)
Home selling expenses	3,992	3,324
General and administrative expenses	25,517	21,887
Catastrophic weather-related charges, net	606	782
Depreciation and amortization	83,689	76,556
Loss on extinguishment of debt	3,279	653
Interest expense	32,416	34,014
Interest on mandatorily redeemable preferred OP units / equity	1,041	1,094
(Gain) / loss on remeasurement of marketable securities	28,647	(267)
(Gain) / loss on foreign currency translation	17,479	(1,965)
Other expense, net	302	67
Loss on remeasurement of notes receivable	2,112	—
Income from nonconsolidated affiliates	(52)	(388)
Loss on remeasurement of investment in nonconsolidated affiliates	2,191	—
Current tax expense	450	214
Deferred tax benefit	(130)	(217)
Preferred return to preferred OP units / equity	1,570	1,323
Income / (loss) attributable to noncontrolling interests	(962)	1,041
Preferred stock distribution	—	432
NOI / Gross Profit	$179,798	$164,401

	Three Months Ended
	March 31, 2020	March 31, 2019
Real Property NOI	$156,552	$141,844
Home Sales NOI / Gross Profit	10,555	10,341
Rental Program NOI	27,985	26,017
Ancillary NOI / Gross Profit	2,713	3,077
Site rent from Rental Program (included in Real Property NOI) (1)	(18,007)	(16,878)
NOI / Gross Profit	$179,798	$164,401
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

SUN COMMUNITIES, INC.

Comparison of the Three Months Ended March 31, 2020 and 2019

Real Property Operations - Total Portfolio

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019	Change	% Change
Financial Information (in thousands)
Income from real property	$237,785	$215,083	$22,702	10.6%
Property operating expenses
Payroll and benefits	21,330	18,871	2,459	13.0%
Legal, taxes, and insurance	3,180	2,384	796	33.4%
Utilities	25,774	24,428	1,346	5.5%
Supplies and repairs	7,030	6,354	676	10.6%
Other	6,743	5,872	871	14.8%
Real estate taxes	17,176	15,330	1,846	12.0%
Property operating expenses	81,233	73,239	7,994	10.9%
Real Property NOI	$156,552	$141,844	$14,708	10.4%

	As of
	March 31, 2020	March 31, 2019		Change
Other Information
Number of properties	424	379		45

MH occupancy	95.8%
RV occupancy	100.0%
MH & RV blended occupancy (1)	96.7%	96.4%		0.3%

Sites available for development	10,290	11,246		(956)

Monthly base rent per site - MH	$580	$565		$15
Monthly base rent per site - RV (2)	$493	$467	(3)	$26
Monthly base rent per site - Total	$561	$543	(3)	$18
(1)  Overall occupancy percentage includes MH and annual RV sites and excludes transient RV sites.
(2) Monthly base rent pertains to annual RV sites and excludes transient RV sites.
(3) Canadian currency figures included within the three months ended March 31, 2019 have been translated at 2020 average exchange rates.

The $14.7 million increase in Real Property NOI consists of $9.4 million from Same Communities as detailed below and $5.3 million from recently acquired properties in the three months ended March 31, 2020 as compared to the same period in 2019.

SUN COMMUNITIES, INC.

Real Property Operations - Same Communities

A key management tool used when evaluating performance and growth of our properties is a comparison of our Same Communities. Same Communities consist of all properties owned and operated continuously since January 1, 2019, exclusive of properties recently completed or under construction, and other properties as determined by management. The Same Community data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations.

In order to evaluate the growth of the Same Communities, management has classified certain items differently than our GAAP statements. The reclassification difference between our GAAP statements and our Same Community portfolio is the reclassification of water and sewer revenues from income from real property to utilities. A significant portion of our utility charges are re-billed to our residents. We have reclassified water and sewer revenues of $9.0 million and $8.5 million for the three months ended March 31, 2020 and 2019, respectively, to reflect the utility expenses associated with our Same Community portfolio net of recovery.

The following tables reflect certain financial and other information for our Same Communities as of and for the three months ended March 31, 2020 and 2019. The amounts in the table below reflect constant currency for comparative purposes. Canadian currency figures included within the three months ended March 31, 2019 have been translated at 2020 average exchange rates.

	Three Months Ended
	March 31, 2020	March 31, 2019	Change	% Change
Financial Information (in thousands)
Income from real property	$214,672	$204,138	$10,534	5.2%
Property operating expenses
Payroll and benefits	18,812	18,424	388	2.1%
Legal, taxes, and insurance	2,888	2,339	549	23.5%
Utilities	15,110	15,720	(610)	(3.9)%
Supplies and repairs	6,129	6,302	(173)	(2.7)%
Other	5,567	5,405	162	3.0%
Real estate taxes	15,964	15,160	804	5.3%
Property operating expenses	64,470	63,350	1,120	1.8%
Real Property NOI	$150,202	$140,788	$9,414	6.7%

	As of
	March 31, 2020	March 31, 2019	Change
Other Information
Number of properties	367	367	—

MH occupancy	96.1%
RV occupancy	100.0%
MH & RV blended occupancy (2)	97.0%

Adjusted MH occupancy (1)	97.9%
Adjusted RV occupancy (1)	100.0%
Adjusted MH & RV blended occupancy (1) (2)	98.4%	96.6%	1.8%

Monthly base rent per site - MH	$589	$567	$22
Monthly base rent per site - RV (3)	$495	$467	$28
Monthly base rent per site - Total	$567	$544	$23

(1)	The adjusted occupancy percentage includes MH and annual RV sites and excludes recently completed but vacant expansion sites and transient RV sites.

(2)	The occupancy percentage for 2019 has been adjusted to reflect incremental growth period-over-period from filled MH expansion sites and the conversion of transient RV sites to annual RV sites.

(3)	Monthly base rent pertains to annual RV sites and excludes transient RV sites.

For the three months ended March 31, 2020 and 2019, the 6.7 percent growth in NOI is primarily due to increased Income from real property of $10.5 million, or 5.2 percent. The 5.2 percent increase is primarily attributable to a 1.8 percent increase in occupancy and a 4.3 percent increase in total monthly base rent per site when compared to the same period in 2019. The increase in Income from real property was partially offset by a $1.1 million, or 1.8 percent, increase in Property operating expenses, primarily attributable to increases in real estate taxes, insurance, and payroll and benefits.

SUN COMMUNITIES, INC.

Home Sales Summary

We purchase new homes and acquire pre-owned and repossessed manufactured homes, generally located within our communities, from lenders, dealers, and former residents to sell or lease to current and prospective residents.

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended March 31, 2020 and 2019 (in thousands, except for average selling prices and statistical information):

	Three Months Ended
	March 31, 2020	March 31, 2019	Change	% Change
Financial Information
New homes
New home sales	$15,596	$15,381	$215	1.4%
New home cost of sales	12,610	13,146	(536)	(4.1)%
NOI / Gross Profit – new homes	$2,986	$2,235	$751	33.6%
Gross margin % – new homes	19.1%	14.5%	4.6%
Average selling price – new homes	$131,059	$123,048	$8,011	6.5%

Pre-owned homes
Pre-owned home sales	$24,991	$24,237	$754	3.1%
Pre-owned home cost of sales	17,422	16,131	1,291	8.0%
NOI / Gross Profit – pre-owned homes	$7,569	$8,106	$(537)	(6.6)%
Gross margin % – pre-owned homes	30.3%	33.4%	(3.1)%
Average selling price – pre-owned homes	$38,806	$36,013	$2,793	7.8%

Total home sales
Revenue from home sales	40,587	39,618	969	2.4%
Cost of home sales	30,032	29,277	755	2.6%
NOI / Gross Profit – home sales	$10,555	$10,341	$214	2.1%

Statistical Information
New home sales volume	119	125	(6)	(4.8)%
Pre-owned home sales volume	644	673	(29)	(4.3)%
Total home sales volume	763	798	(35)	(4.4)%

Gross Profit - new homes
For the three months ended March 31, 2020, the $0.8 million, or 33.6 percent increase in gross profit is primarily the result of a 33.6 percent increase in new home sales gross margin partially offset by a 4.8 percent decrease in the new home sales volume, as compared to the same period in 2019.
Gross Profit - pre-owned homes
For the three months ended March 31, 2020, the $0.5 million or 6.6 percent decrease in gross profit is primarily the result of a 6.6 percent decrease in pre-owned homes gross margin coupled with a 4.3 percent decrease in pre-owned home sales volume, as compared to the same period in 2019.

SUN COMMUNITIES, INC.

Rental Program

The following table reflects certain financial and other information for our Rental Program as of and for the three months ended March 31, 2020 and 2019 (in thousands, except for statistical information):

	Three Months Ended
	March 31, 2020	March 31, 2019	Change	% Change
Financial Information
Revenues
Rental home revenue	$15,472	$13,971	$1,501	10.7%
Site rent from Rental Program (1)	18,007	16,878	1,129	6.7%
Rental Program revenue	33,479	30,849	2,630	8.5%
Expenses
Repairs and refurbishment	2,953	2,349	604	25.7%
Taxes and insurance	2,013	1,864	149	8.0%
Other	528	619	(91)	(14.7)%
Rental Program operating and maintenance	5,494	4,832	662	13.7%
Rental Program NOI	$27,985	$26,017	$1,968	7.6%

Other Information
Number of sold rental homes	234	210	24	11.4%
Number of occupied rentals, end of period	11,431	11,170	261	2.3%
Investment in occupied rental homes, end of period	$596,319	$547,844	$48,475	8.8%
Weighted average monthly rental rate, end of period	$1,009	$963	$46	4.8%
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

Rental Program NOI increased $2.0 million, or 7.6 percent for the three months ended March 31, 2020 as compared to the same period in 2019. The increase is primarily due to an increase in Rental Program revenue of 8.5 percent, or $2.6 million, partially offset by a $0.7 million increase in expenses. The increase in revenue is partially attributable to a 4.8 percent increase in the weighted average monthly rental rate and a 2.3 percent increase in the number of occupied rentals in the three months ended March 31, 2020 as compared to the same period in 2019.

SUN COMMUNITIES, INC.

Other Items - Statements of Operations (1)

The following table summarizes other income and expenses for the three months ended March 31, 2020 and 2019 (amounts in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019	Change	% Change
Ancillary revenues, net	$2,713	$3,077	$(364)	(11.8)%
Interest income	$2,350	$4,800	$(2,450)	(51.0)%
Brokerage commissions and other revenues, net	$3,913	$3,680	$233	6.3%
Home selling expenses	$3,992	$3,324	$668	20.1%
General and administrative expenses	$25,517	$21,887	$3,630	16.6%
Catastrophic weather-related charges, net	$606	$782	$(176)	(22.5)%
Depreciation and amortization	$83,689	$76,556	$7,133	9.3%
Loss on extinguishment of debt	$3,279	$653	$2,626	402.1%
Interest expense	$32,416	$34,014	$(1,598)	(4.7)%
Interest on mandatorily redeemable preferred OP units / equity	$1,041	$1,094	$(53)	(4.8)%
Gain / (loss) on remeasurement of marketable securities	$(28,647)	$267	$(28,914)	N/M (2)
Gain / (loss) on foreign currency translation	$(17,479)	$1,965	$(19,444)	N/M (2)
Other expense, net	$(302)	$(67)	$(235)	350.7%
Loss on remeasurement of notes receivable	$(2,112)	$—	$(2,112)	N/A
Income from nonconsolidated affiliates	$52	$388	$(336)	(86.6)%
Loss on remeasurement of investment in nonconsolidated affiliates	$(2,191)	$—	$(2,191)	N/A
Current tax expense	$(450)	$(214)	$(236)	110.3%
Deferred tax benefit	$130	$217	$(87)	(40.1)%
Preferred return to preferred OP units / equity	$1,570	$1,323	$247	18.7%
Income / (loss) attributable to noncontrolling interests	$(962)	$1,041	$(2,003)	(192.4)%
Preferred stock distribution	$—	$432	$(432)	(100.0)%
(1) Only items determined by management to be material, of interest, or unique to the quarter are explained below.
(2) Percentage change is not meaningful (“N/M “)

Interest income - for the three months ended March 31, 2020, decreased primarily due to lower balances on our notes receivable and derecognition of collateralized notes receivable in November 2019.

General and administrative expenses - for the three months ended March 31, 2020, increased primarily due to an increase in wages and incentives as compared to the same period in 2019.

Depreciation and amortization - for the three months ended March 31, 2020, increased as a result of significant property acquisitions during 2019. Refer to Note 3, “Real Estate Acquisitions” of our accompanying Consolidated Financial Statements for additional information.

Loss on extinguishment of debt - for the three months ended March 31, 2020, increased primarily due to higher prepayment penalties related to debt and financing activity as compared to the same period 2019. Refer to Note 8, “Debt and Lines of Credit” of our accompanying Consolidated Financial Statements for additional information.

Loss on remeasurement of marketable securities - for the three months ended March 31, 2020, was $28.6 million, which represents the remeasurement loss from our investment in marketable securities. Refer to Note 14, “Fair Value of Financial Instruments,” in our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on foreign currency translation - for the three months ended March 31, 2020, was a $17.5 million loss as compared to $2.0 million gain during the same period in 2019, primarily due to the fluctuation in exchange rate on Canadian and Australian denominated currencies.

Loss on remeasurement of notes receivable - for the three months ended March 31, 2020, represents the adjustment of our in-house financing notes receivable portfolio, for which we elected the fair value option on January 1, 2020. Refer to Note 14, “Fair Value of Financial instruments,” and Note 17, “Recent Accounting Pronouncements,” in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.

Income from nonconsolidated affiliates - decreased primarily due to our nonconsolidated affiliates’ decreased performance impacted by COVID-19 for the three months ended March 31, 2020. Refer to Note 6, “Investment in Affiliates,” in our accompanying Consolidated Financial Statements for additional information.

Loss on remeasurement of investment in nonconsolidated affiliates - for the three months ended March 31, 2020, represents the adjustment of our equity investment in GTSC, for which we elected the fair value option on January 1, 2020. Refer to Note 6, “Investment in Affiliates.” and Note 17, “Recent Accounting Pronouncements,” in our accompanying Consolidated Financial Statements for additional information.

Current tax expense - Refer to Note 12, “Income Taxes,” of our accompanying Consolidated Financial Statements for additional information.

Preferred return to preferred OP units / equity - for the three months ended March 31, 2020 increased primarily as a result of issuing 90,000 Series E Preferred OP units in conjunction with an acquisition in March 2020. Refer to Note 3, “Acquisitions,” and Note 9, “Equity and Temporary Equity,” of our accompanying Consolidated Financial Statements for additional information.

Income / (loss) attributable to noncontrolling interests - for the three months ended March 31, 2020 was a loss primarily as a result of decreased performance in our RV based joint ventures as compared to the same period in 2019. This decreased performance is attributable to the impact of COVID-19 on cancellations at RV resorts.

SUN COMMUNITIES, INC.

Reconciliation of Net Income / (Loss) Attributable to Sun Communities, Inc. Common Stockholders to FFO

The following table reconciles Net income / (loss) attributable to Sun Communities, Inc. common stockholders to FFO for the three months ended March 31, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2020	March 31, 2019
Net Income / (Loss) Attributable to Sun Communities, Inc. Common Stockholders	$(16,086)	$34,331
Adjustments
Depreciation and amortization	83,752	76,712
(Gain) / loss on remeasurement of marketable securities	28,647	(267)
Loss on remeasurement of investment in nonconsolidated affiliates	2,191	—
Loss on remeasurement of notes receivable	2,112	—
Income / (loss) attributable to noncontrolling interests	(882)	723
Preferred return to preferred OP units	874	527
Preferred distribution to Series A-4 preferred stock	—	432
Gain on disposition of assets, net	(5,562)	(5,679)
FFO Attributable To Sun Communities, Inc. Common Stockholders And Dilutive Convertible Securities (1)	95,046	106,779
Adjustments
Other acquisition related costs (2)	385	160
Loss on extinguishment of debt	3,279	653
Catastrophic weather-related charges, net	606	782
Loss of earnings - catastrophic weather related (3)	300	—
(Gain) / loss on foreign currency translation	17,479	(1,965)
Other expense, net	302	67
Deferred tax benefits	(130)	(217)
Core FFO Attributable To Sun Communities, Inc. Common Stockholders And Dilutive Convertible(1)	$117,267	$106,259

Weighted average common shares outstanding - basic	92,410	85,520
Add
Common OP units	2,412	2,722
Common stock issuable upon conversion of stock options	1	1
Restricted stock	524	512
Common stock issuable upon conversion of Series A-3 preferred OP units	75	75
Common stock issuable upon conversion of Series A-1 preferred OP units	746	803
Common stock issuable upon conversion of Series C preferred OP units	345	—
Common stock issuable upon conversion of Series A-4 preferred stock	—	472
Weighted Average Common Shares Outstanding - Fully Diluted	96,513	90,105

FFO Attributable To Sun Communities, Inc. Common Stockholders And Dilutive Convertible Securities Per Share - Fully Diluted	$0.98	$1.19
Core FFO Attributable To Sun Communities, Inc. Common Stockholders And Dilutive Convertible Securities Per Share - Fully Diluted	$1.22	$1.18
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

We also intend to continue to strengthen our capital and liquidity positions by focusing on our core fundamentals, which are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our liquidity requirements through available cash balances, cash flows generated from operations, draws on our lines of credit, and the use of debt and equity offerings under our shelf registration statement. Refer to Note 8, “Debt and Lines of Credit” and Note 9, “Equity and Temporary Equity” in our accompanying Consolidated Financial Statements for additional information.

Capital Expenditures

Our capital expenditures include expansion sites and development construction costs, lot modifications, recurring capital expenditures and rental home purchases.

For the three months ended March 31, 2020 and 2019, expansion and development activities of $60.2 million and $51.2 million, respectively, related to costs consisting primarily of construction of sites and other costs necessary to complete home site improvements. The increase is primarily driven by the ground-up developments and redevelopment at five communities.

For the three months ended March 31, 2020 and 2019, lot modification expenditures were $7.9 million and $5.6 million, respectively. These expenditures improve asset quality in our communities and are incurred when an existing home is removed and the site is prepared for a new home (more often than not, a multi-sectional home). These activities, which are mandated by strict manufacturer’s installation requirements and state building codes, include items such as new foundations, driveways, and utility upgrades.

For the three months ended March 31, 2020 and 2019, recurring capital expenditures were $5.9 million and $5.3 million, respectively, related to our continued commitment to the upkeep of our properties.

Due to COVID-19, effective April 1, 2020, we have significantly curtailed non-essential capital expenditures activities, and we are carefully assessing acquisition activity in the near term to preserve financial flexibility.

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

SUN COMMUNITIES, INC.

Cash Flow Activities

Our cash flow activities are summarized as follows (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Net Cash Provided by Operating Activities	$118,513	$103,141
Net Cash Used for Investing Activities	$(169,330)	$(392,483)
Net Cash Provided by Financing Activities	$411,109	$261,097
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$(382)	$158

Cash, cash equivalents and restricted cash increased by $359.9 million from $34.8 million as of December 31, 2019, to $394.7 million as of March 31, 2020.

Operating Activities - Net cash provided by operating activities increased by $15.4 million from $103.1 million for the three months ended March 31, 2019 to $118.5 million for the three months ended March 31, 2020.

Our net cash flows provided by operating activities from continuing operations may be adversely impacted by, among other things: (a) the market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets; (b) lower occupancy and rental rates of our properties; (c) increased operating costs, such as wage and benefit costs, insurance premiums, real estate taxes and utilities, that cannot be passed on to our tenants; (d) decreased sales of manufactured homes; (e) current volatility in economic conditions and the financial markets; and (f) the effects of the COVID-19 pandemic. See “Risk Factors” in Part I, Item 1A of our 2019 Annual Report and Part II, Item 1A of this report.

Investing Activities - Net cash used for investing activities was $169.3 million for the three months ended March 31, 2020, compared to $392.5 million for the three months ended March 31, 2019. Refer to Note 3, “Real Estate Acquisitions” in our accompanying Consolidated Financial Statements for additional information.

Financing Activities - Net cash provided by financing activities was $411.1 million for the three months ended March 31, 2020, compared to net cash provided by financing activities of $261.1 million for the three months ended March 31, 2019. Refer to Note 8, “Debt and Lines of Credit” and Note 9, “Equity and Temporary Equity” in our accompanying Consolidated Financial Statements for additional information.

Financial Flexibility

In July 2017, we entered into an at the market offering sales agreement (as amended, the “Sales Agreement”) with certain sales agents (collectively, the “Sales Agents”), whereby we may offer and sell shares of our common stock, having an aggregate offering price of up to $450.0 million, from time to time through the Sales Agents. The Sales Agents are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold from time to time under the Sales Agreement. Through March 31, 2020, we have sold shares of our common stock for gross proceeds of $163.8 million under the Sales Agreement. There were no issuances of common stock under the Sales Agreement during the three months ended March 31, 2020 or the year ended December 31, 2019.

In October 2019, we assumed a term loan facility with Citibank N.A. (“Citibank”), in the amount of $58.0 million in relation to an acquisition. The term loan has a four-year term ending October 29, 2023, and bears interest at a floating rate based on the Eurodollar rate or Prime rate. The outstanding balance was $54.2 million at March 31, 2020 and $57.0 million at December 31, 2019, respectively.

In May 2019, we amended and restated our credit agreement with Citibank, N.A. and certain other lenders. Pursuant to the credit agreement, we entered into a senior credit facility with Citibank and certain lenders in the amount of $750.0 million, comprised of a $650.0 million revolving loan, with the ability to use up to $100.0 million for advances in Australian dollars, and a $100.0 million term loan (the “A&R Facility”). As of March 31, 2020, the term loan was fully drawn. The A&R Credit Agreement has a four-year term ending May 21, 2023, which can be extended for two additional six-month periods, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for additional commitments in an amount not to exceed $350.0 million. The funding of these additional commitments is subject to certain conditions, including obtaining the consent of the lenders, some of which are outside of our control. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the A&R Facility may be increased up to $1.1 billion.

SUN COMMUNITIES, INC.

The A&R Facility bears interest at a floating rate based on the Eurodollar rate or Bank Bill Swap Bid Rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which margin can range from 1.20 percent to 2.10 percent for the revolving loan and 1.20 percent to 2.05 percent for the term loan. As of March 31, 2020, the margin based on our leverage ratio was 1.2 percent on the revolving loan and 1.2 percent on the term loan. We had $424.9 million and $100.0 million of borrowings on the revolving loan and the term loan, respectively, as of March 31, 2020. We had $123.6 million of borrowings on the revolving loan and no borrowings on the term loan, as of December 31, 2019.

The A&R Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit but does reduce the borrowing amount available. At March 31, 2020 and December 31, 2019, we had approximately $2.6 million and $2.8 million of availability, respectively.

Pursuant to the terms of the A&R Facility, we are subject to various financial and other covenants. We are currently in compliance with these covenants. The most restrictive financial covenants for the A&R Facility are as follows:

Covenant	Requirement	As of March 31, 2020
Maximum Leverage Ratio	<65.0%	27.7%
Minimum Fixed Charge Coverage Ratio	>1.40	3.55
Minimum Tangible Net Worth	>$3,257,121	$5,610,018
Maximum Dividend Payout Ratio	<95.0%	60.4%
Maximum Variable Rate Indebtness	<50.0%	4.4%

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, expansion and development of communities, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. At March 31, 2020, we had 143 unencumbered properties.

We have implemented measures to mitigate the impact of COVID-19 on our business. These efforts include increasing our cash position, bolstering liquidity and eliminating, reducing or deferring non-essential expenditures. Additionally, our Board of Directors and executive officers have elected to forgo base compensation for at least the second quarter. Cost containment measures have also included the furlough of a group of team members and reductions in base compensation for certain non-furloughed team members. We will provide health benefit coverage to furloughed team members, if enrolled, at no cost to the team member.

To bolster liquidity, we increased unrestricted cash on hand as of March 31, 2020 to approximately $380.0 million by drawing on our line of credit and completing a $230.0 million secured financing transaction. As of March 31, 2020, there is approximately $222.5 million of remaining capacity on the line of credit. We also have 143 unencumbered properties with an estimated asset value, as of March 31, 2020, of approximately $2.6 billion available to secure potential mortgage debt.

From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, obtain debt financing, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the MH and RV community industry at the time, including the effects of the COVID-19 pandemic, the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those markets could make borrowing more difficult to secure, more expensive, or effectively unavailable. See “Risk Factors” in Part I, Item 1A of our 2019 Annual Report and in Part II, Item 1A of this report. If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of March 31, 2020, our net debt to enterprise value was approximately 22.6 percent (assuming conversion of all common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series A-4 preferred OP units, Series C preferred OP units, Series D preferred OP units, and Series E preferred OP units. to shares of common stock). Our debt has a weighted average maturity of approximately 10.6 years and a weighted average interest rate of 3.6 percent.

SUN COMMUNITIES, INC.

Off-Balance Sheet Arrangements

Our off-balance sheet investments include nonconsolidated affiliates. These investments all have varying ownership structures. Substantially all of our nonconsolidated affiliates are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control, over the operating and financial decisions of these JV arrangements. Refer to Note 6,"Investment in Affiliates" and Note 8, "Debt and Lines of Credit" in the accompanying consolidated financial statements, for additional information on our off-balance sheet investments.

Nonconsolidated Affiliate Indebtedness - During September 2019, GTSC, LLC entered into a warehouse line of credit with a maximum loan amount of $125.0 million. During February 2020, the maximum amount was increased to $140.0 million. As of March 31, 2020, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by GTSC was approximately $139.9 million (of which our proportionate share is approximately $56.0 million). The debt bears interest at a variable rate based on LIBOR plus 1.65 percent per annum and matures on September 15, 2023. Refer to Note 6,"Investment in Affiliates" for additional information on our nonconsolidated affiliates.

SUN COMMUNITIES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains various “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as “forecasts,” “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “predicts,” “potential,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled,” “guidance” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under “Risk Factors” in our 2019 Annual Report on Form 10-K, in our other filings with the SEC, and in Part II, Item 1A of this report, such risks and uncertainties include, but are not limited to:

•	outbreaks of disease, including the COVID-19 pandemic, and related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations;

•	changes in general economic conditions, the real estate industry, and the markets in which we operate;

•	difficulties in our ability to evaluate, finance, complete and integrate acquisitions, developments and expansions successfully;

•	our liquidity and refinancing demands;

•	our ability to obtain or refinance maturing debt;

•	our ability to maintain compliance with covenants contained in our debt facilities;

•	availability of capital;

•	changes in foreign currency exchange rates, including between the U.S. dollar and each of the Canadian dollar and the Australian dollar;

•	our ability to maintain rental rates and occupancy levels;

•	our failure to maintain effective internal control over financial reporting and disclosure controls and procedures;

•	increases in interest rates and operating costs, including insurance premiums and real property taxes;

•	risks related to natural disasters such as hurricanes, earthquakes, floods and wildfires;

•	general volatility of the capital markets and the market price of shares of our capital stock;

•	our failure to maintain our status as a REIT;

•	changes in real estate and zoning laws and regulations;

•	legislative or regulatory changes, including changes to laws governing the taxation of REITs;

•	litigation, judgments or settlements;

•	competitive market forces;

•	the ability of manufactured home buyers to obtain financing; and

•	the level of repossessions by manufactured home lenders.

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

Our variable rate debt totaled $583.1 million and $396.5 million as of March 31, 2020 and 2019, respectively, and bears interest at Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0 percent, our interest expense would have increased or decreased by approximately $0.9 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively, based on the $356.6 million and $290.3 million average balances outstanding under our variable rate debt facilities, respectively.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the risk that fluctuations in currencies against the U.S. dollar will negatively impact our results of operations. We are exposed to foreign currency exchange rate risk as a result of remeasurement and translation of the assets and liabilities of our Canadian properties, and our Australian equity investment and JV into U.S. dollars. Fluctuations in foreign currency exchange rates can therefore create volatility in our results of operations and may adversely affect our financial condition.

At March 31, 2020 and December 31, 2019, our stockholder’s equity included $154.0 million and $202.5 million from our Canadian subsidiaries and Australian equity investments, respectively, which represented 4.1 percent and 5.2 percent of total stockholder’s equity, respectively. Based on our sensitivity analysis, a 10.0 percent strengthening of the U.S. dollar against the Canadian and Australian dollar would have caused a reduction of $15.4 million and $20.2 million to our total stockholder’s equity at March 31, 2020 and December 31, 2019, respectively.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at March 31, 2020. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in internal control over financial reporting

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COMMUNITIES, INC.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to “Legal Proceedings” in Part 1 - Item 1 - Note 15, “Commitments and Contingencies” in our accompanying Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS

Our prospects are subject to certain uncertainties and risks. Our future results could differ materially from current results, and our actual results could differ materially from those projected in forward-looking statements as a result of certain risk factors. In addition to the other information set forth in this report, you should carefully consider the factors described below and under “Risk Factors” in our 2019 Annual Report on Form 10-K and in our other filings with the SEC

The current pandemic of the coronavirus, or COVID-19, has materially and adversely impacted and disrupted our financial condition, results of operations, cash flows and performance, and we expect it will continue to do so.

The COVID-19 pandemic has had, and it could continue to have, or a future pandemic could have, material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows, including in the following possible ways, among others:

•	A downturn in the economy may affect the ability of the residents in our MH communities to pay their rent.

•
Travel restrictions may affect the ability of potential guests to travel to and use our RV communities, a downturn in the economy may independently reduce demand for our RV communities, and our RV revenue may decrease if we cannot convert as many transient RV sites to annual RV sites as planned.

•
RV resorts in the northern United States and Canada that normally would commence operations in early spring have had their openings delayed and have not yet opened, and their opening dates are uncertain.

•	The ancillary revenue from amenities at our communities, such as restaurants, golf courses and resort activities, may decrease;

•
We may have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may result in insufficient liquidity or affect our access to capital necessary to fund and grow our business and address maturing liabilities on a timely basis. As of March 31, 2020, we have drawn $524.9 million on our line of credit, of which the total capacity, excluding the unexercised accordion feature, is $750.0 million.

•
The financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our debt agreements and result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our revolving credit facility.

•
Our ground up development and expansion activities, and conversions of transient RV sites to annual RV sites may be disrupted, and we may be delayed in our current projects and timelines, the magnitude of which will depend, in part, on the length and severity of the current closures and any other restrictions or limitations implemented in the future.

•
Negative impacts on our results of operations and our access to capital could cause us to eliminate or reduce the amount of our distributions to stockholders, or to pay some or all of our distributions in common stock rather than cash.

•	A general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to acquire additional properties.

•	Our revenue from home sales and brokerage fees may decrease as a result of stay-at-home orders and travel restrictions.

•
A recession or additional market corrections resulting from the spread of COVID-19 could further affect the value of our common stock, which recently decreased from a 52-week high of $173.98 to as low as $95.34. We expect our stock price to continue to be volatile.

•
Governmental agencies that permit and approve our projects, suppliers, homebuilders, and other business partners and third parties may be prevented from conducting business activities in the ordinary course for an indefinite period of time, which could in turn negatively affect our business.

•
We have furloughed a group of team members and have also reduced hours and / or reduced pay for other team members. Furloughed team members may not be available if we later desire to hire them back. Furloughs and reductions in pay and hours may negatively affect the morale of our team members.

•
We may experience disruptions or inefficiencies in our ability to effectively operate our business because the vast majority of our team members, including at our Main Office in Southfield, Michigan, are working virtually from their homes.

The extent to which the COVID-19 pandemic impacts our operations, financial condition and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our performance, financial condition, results of operations, cash flows and performance. Moreover, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Holders of our OP units and Preferred stock have converted the following units during the three months ended March 31, 2020:

		Three Months Ended
		March 31, 2020
Series	Conversion Rate	Units/Shares Converted	Common Stock (1)
Common OP unit	1.0000	11,949	11,949
Series A-1 preferred OP unit	2.4390	6,677	16,283
(1) Calculation may yield minor differences due to rounding incorporated in the above numbers.

All of the above shares of common stock were issued in private placements in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Sun Communities, Inc. Articles of Restatement	Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K filed on February 22, 2018
3.2	Third Amended and Restated Bylaws	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on May 12, 2017
10.1	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership dated January 9, 2020	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on January 13, 2020
10.2	Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership dated January 13, 2020	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on January 14, 2020
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SUN COMMUNITIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 23, 2020	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)