Form 10-Q
period 2020-06-30
SUN COMMUNITIES INC
filed 2020-07-23
CIK 912593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2020.

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

Number of shares of Common Stock, $0.01 par value per share, outstanding as of July 16, 2020: 98,272,394

SUN COMMUNITIES, INC.
PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	June 30, 2020	December 31, 2019
Assets
Land	$1,433,272	$1,414,279
Land improvements and buildings	6,826,741	6,595,272
Rental homes and improvements	652,177	627,175
Furniture, fixtures and equipment	312,139	282,874
Investment property	9,224,329	8,919,600
Accumulated depreciation	(1,826,810)	(1,686,980)
Investment property, net (including $357,778 and $344,300 for consolidated VIEs at June 30, 2020 and December 31, 2019; see Note 7)	7,397,519	7,232,620
Cash, cash equivalents and restricted cash	389,214	34,830
Marketable securities; (see Note 14)	100,564	94,727
Inventory of manufactured homes	58,744	62,061
Notes and other receivables, net	180,391	157,926
Other assets, net (including $27,814 and $23,894 for consolidated VIEs at June 30, 2020 and December 31, 2019; see Note 7)	222,227	219,896
Total Assets	$8,348,659	$7,802,060
Liabilities
Mortgage loans payable (including $46,464 and $46,993 for consolidated VIEs at June 30, 2020 and December 31, 2019; see Note 7)	$3,205,507	$3,180,592
Preferred Equity - Sun NG RV Resorts LLC - mandatorily redeemable (fully attributable to consolidated VIEs; see Note 7)	35,249	35,249
Preferred OP units - mandatorily redeemable	34,663	34,663
Lines of credit	115,352	183,898
Distributions payable	79,549	71,704
Advanced reservation deposits and rent	169,931	133,420
Accrued expenses and accounts payable	124,324	127,289
Other liabilities (including $26,524 and $13,631 for consolidated VIEs at June 30, 2020 and December 31, 2019; see Note 7)	80,733	81,289
Total Liabilities	3,845,308	3,848,104
Commitments and contingencies (see Note 15)
Series D preferred OP units	50,171	50,913
Series F preferred OP units	8,948	—
Equity interests - NG Sun LLC and NG Sun Whitewater LLC (fully attributable to consolidated VIEs; see Note 7)	24,863	27,091
Stockholders' Equity
Common stock, $0.01 par value. Authorized: 180,000 shares; Issued and outstanding: 98,274 June 30, 2020 and 93,180 December 31, 2019	983	932
Additional paid-in capital	5,847,598	5,213,264
Accumulated other comprehensive loss	(4,475)	(1,331)
Distributions in excess of accumulated earnings	(1,496,542)	(1,393,141)
Total Sun Communities, Inc. stockholders' equity	4,347,564	3,819,724
Noncontrolling interests
Common and preferred OP units	61,555	47,686
Consolidated VIEs	10,250	8,542
Total noncontrolling interests	71,805	56,228
Total Stockholders' Equity	4,419,369	3,875,952
Total Liabilities, Temporary Equity and Stockholders' Equity	$8,348,659	$7,802,060

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues
Income from real property	$231,484	$223,644	$469,269	$438,727
Revenue from home sales	38,530	47,242	79,117	86,860
Rental home revenue	14,968	14,412	30,440	28,383
Ancillary revenue	12,375	19,720	22,570	29,898
Interest income	2,635	4,919	4,985	9,719
Brokerage commissions and other revenues, net	3,274	2,508	7,187	6,188
Total Revenues	303,266	312,445	613,568	599,775
Expenses
Property operating and maintenance	65,204	65,888	129,261	123,797
Real estate taxes	17,723	15,726	34,899	31,056
Cost of home sales	29,181	34,435	59,213	63,712
Rental home operating and maintenance	4,685	5,177	10,179	10,009
Ancillary expenses	8,226	12,480	15,708	19,581
Home selling expenses	2,864	3,626	6,856	6,950
General and administrative expenses	26,733	23,697	52,250	45,584
Catastrophic weather-related charges, net	(566)	179	40	961
Depreciation and amortization	87,265	76,153	170,954	152,709
Loss on extinguishment of debt (see Note 8)	1,930	70	5,209	723
Interest expense	31,428	33,661	63,844	67,675
Interest on mandatorily redeemable preferred OP units / equity	1,042	1,181	2,083	2,275
Total Expenses	275,715	272,273	550,496	525,032
Income Before Other Items	27,551	40,172	63,072	74,743
Gain / (loss) on remeasurement of marketable securities (see Note 14)	24,519	3,620	(4,128)	3,887
Gain / (loss) on foreign currency translation	10,374	1,116	(7,105)	3,081
Other expense, net	(552)	(95)	(854)	(162)
Gain / (loss) on remeasurement of notes receivable (see Note 4)	246	—	(1,866)	—
Income from nonconsolidated affiliates (see Note 6)	92	479	144	867
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates (see Note 6)	1,132	—	(1,059)	—
Current tax expense (see Note 12)	(119)	(272)	(569)	(486)
Deferred tax benefit (see Note 12)	112	96	242	313
Net Income	63,355	45,116	47,877	82,243
Less: Preferred return to preferred OP units / equity	1,584	1,718	3,154	3,041
Less: Income attributable to noncontrolling interests	2,861	2,585	1,899	3,626
Net Income Attributable to Sun Communities, Inc.	58,910	40,813	42,824	75,576
Less: Preferred stock distribution	—	428	—	860
Net Income Attributable to Sun Communities, Inc. Common Stockholders	$58,910	$40,385	$42,824	$74,716

Weighted average common shares outstanding - basic	95,859	87,130	94,134	86,325
Weighted average common shares outstanding - diluted	96,165	87,564	94,525	86,770

Basic earnings per share (see Note 13)	$0.61	$0.46	$0.45	$0.86
Diluted earnings per share (see Note 13)	$0.61	$0.46	$0.45	$0.86

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net Income	$63,355	$45,116	$47,877	$82,243
Foreign currency translation gain / (loss) adjustment	3,872	(1,913)	(3,428)	(3,488)
Total Comprehensive Income	67,227	43,203	44,449	78,755
Less: Comprehensive Income attributable to noncontrolling interests	(2,883)	(2,494)	(1,615)	(3,458)
Comprehensive Income attributable to Sun Communities, Inc.	$64,344	$40,709	$42,834	$75,297

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
Operating Activities
Net Cash Provided By Operating Activities	$302,027	$259,844
Investing Activities
Investment in properties	(268,708)	(262,944)
Acquisitions of properties, net of cash acquired	(78,869)	(308,165)
Proceeds from dispositions of assets and depreciated homes, net	24,459	28,774
Issuance of notes and other receivables	(25,044)	—
Repayments of notes and other receivables	1,719	2,307
Investments in nonconsolidated affiliates	(23,743)	(31,869)
Distributions from nonconsolidated affiliates	2,070	1,367
Net Cash Used For Investing Activities	(368,116)	(570,530)
Financing Activities
Issuance of common stock, OP units, and preferred OP units, net	621,415	443,420
Redemption of Series B-3 preferred OP units	—	(2,675)
Borrowings on lines of credit	1,217,289	2,345,659
Payments on lines of credit	(1,286,462)	(2,397,580)
Proceeds from issuance of other debt	230,000	265,000
Payments on other debt	(201,598)	(223,559)
Prepayment penalty on collateralized term loans	(6,226)	—
Proceeds received from return of prepaid deferred financing costs	—	1,618
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(150,422)	(133,989)
Payments for deferred financing costs	(3,331)	(3,875)
Net Cash Provided By Financing Activities	420,665	294,019
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(192)	443
Net change in cash, cash equivalents and restricted cash	354,384	(16,224)
Cash, cash equivalents and restricted cash, beginning of period	34,830	62,262
Cash, Cash Equivalents and Restricted Cash, End of Period	$389,214	$46,038

	Six Months Ended
	June 30, 2020	June 30, 2019
Supplemental Information
Cash paid for interest (net of capitalized interest of $4,561, $3,283 respectively)	$65,822	$66,947
Cash paid for interest on mandatorily redeemable debt	$2,083	$2,275
Cash paid for income taxes	$441	$703
Noncash investing and financing activities
Reduction in secured borrowing balance	$—	$9,432
Change in distributions declared and outstanding	$7,781	$6,401
Conversion of common and preferred OP units	$577	$527
Conversion of Series A-4 preferred stock	$—	$337
Asset held for sale	$5,770	$—
Noncash investing and financing activities at the date of acquisition
Acquisitions - Common stock and OP units issued	$10,114	$—
Acquisitions - Series D preferred interest	$—	$51,930
Acquisitions - Series E preferred interest	$9,000	$—
Acquisitions - Series F preferred interest	$9,000	$—
Acquisitions - Escrow	$—	$1,395
See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF EQUITY
(In thousands) (Unaudited)

	Temporary Equity	Stockholders’ Equity
		Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Stockholders’ Equity	Total Equity
Balance at December 31, 2019	$78,004	$932	$5,213,264	$(1,393,141)	$(1,331)	$56,228	$3,875,952	$3,953,956
Issuance of common stock and common OP units, net	—	1	(7,141)	—	—	—	(7,140)	(7,140)
Conversion of OP units	—	—	446	—	—	(446)	—	—
Equity Interests - NG Sun LLC & NG Sun Whitewater LLC	98	—	—	(85)	—	—	(85)	13
Share-based compensation - amortization and forfeitures	—	—	4,928	93	—	—	5,021	5,021
Issuance of Series E preferred OP units	—	—	181	—	—	8,819	9,000	9,000
Foreign currency translation	—	—	—	—	(6,994)	(306)	(7,300)	(7,300)
Remeasurement of notes receivable and equity method investment (see Note 17)	—	—	—	1,953	—	—	1,953	1,953
Net income (loss)	(1,195)	—	—	(14,514)	—	231	(14,283)	(15,478)
Distributions	(457)	—	—	(73,730)	—	(2,918)	(76,648)	(77,105)
Balance at March 31, 2020	$76,450	$933	$5,211,678	$(1,479,424)	$(8,325)	$61,608	$3,786,470	$3,862,920
Issuance of common stock and common OP units, net	—	49	628,506	—	—	10,114	638,669	638,669
Conversion of OP units	—	1	130	—	—	(131)	—	—
Equity Interests - NG Sun LLC	(641)	—	—	(67)	—	—	(67)	(708)
Issuance of Series F preferred OP units	8,965	—	—	—	—	—	—	8,965
Share-based compensation - amortization and forfeitures	—	—	7,284	92	—	—	7,376	7,376
Foreign currency translation	—	—	—	—	3,850	22	3,872	3,872
Net income	(300)	—	—	60,492	—	3,163	63,655	63,355
Distributions	(492)	—	—	(77,635)	—	(2,971)	(80,606)	(81,098)
Balance at June 30, 2020	$83,982	$983	$5,847,598	$(1,496,542)	$(4,475)	$71,805	$4,419,369	$4,503,351

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF EQUITY
(In thousands) (Unaudited)

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

We follow accounting standards set by the Financial Accounting Standards Board (“FASB”). FASB establishes accounting principles generally accepted in the United States of America (“GAAP”), which we follow to ensure that we consistently report our financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (“ASC”).

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

Estimates inherent in the current financial reporting process inevitably involve assumptions about future events. Since December 2019, a novel strain of coronavirus, referred to as the COVID-19 virus, has spread to countries in which we operate. COVID-19 has become a global pandemic. Commencing in March 2020, authorities in jurisdictions where our properties are located have issued restrictions on travel and the types of businesses that may continue to operate. Our property site count consists of 66 percent manufactured housing (“MH”) for residents and 34 percent recreational vehicle (“RV”) for guests. All of our RV resorts are now open, however government regulations may limit the amenities available at any given park. The extent and duration of the travel and business restrictions will have an effect on estimates used in the preparation of financial statements. This includes the net operating income (“NOI”) assumptions in our long-lived asset impairment testing, the ultimate collectability of rent payments from residents and guests due to the effects of COVID-19 on their financial position, and fair value measurement changes for financial assets that we have elected to measure at fair value.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
2. Revenue
Disaggregation of Revenue

The following tables details our revenue by major source (in thousands):

	Three Months Ended
	June 30, 2020			June 30, 2019
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues
Income from real property	$231,484	$—	$231,484	$223,644	$—	$223,644
Revenue from home sales	—	38,530	38,530	—	47,242	47,242
Rental home revenue	—	14,968	14,968	—	14,412	14,412
Ancillary revenue	12,375	—	12,375	19,720	—	19,720
Interest income	2,635	—	2,635	4,919	—	4,919
Brokerage commissions and other revenues, net	3,274	—	3,274	2,508	—	2,508
Total Revenues	$249,768	$53,498	$303,266	$250,791	$61,654	$312,445

	Six Months Ended
	June 30, 2020			June 30, 2019
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues
Income from real property	$469,269	$—	$469,269	$438,727	$—	$438,727
Revenue from home sales	—	79,117	79,117	—	86,860	86,860
Rental home revenue	—	30,440	30,440	—	28,383	28,383
Ancillary revenue	22,570	—	22,570	29,898	—	29,898
Interest income	4,985	—	4,985	9,719	—	9,719
Brokerage commissions and other revenues, net	7,187	—	7,187	6,188	—	6,188
Total Revenues	$504,011	$109,557	$613,568	$484,532	$115,243	$599,775

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Revenue from home sales - Our taxable REIT subsidiary, SHS, sells manufactured homes to current and prospective residents in our communities. Prior to adoption of ASC 606, we recognized revenue for home sales pursuant to ASC 605 “Revenue Recognition,” as manufactured homes are tangible personal property that can be located on any land parcel. Manufactured homes are not permanent fixtures or improvements to the underlying real estate and were therefore not considered to be subject to the guidance in ASC 360-20 “Real Estate Sales” by us. In accordance with the core principle of ASC 606, we recognize revenue from home sales at the time of closing when control of the home transfers to the customer. After closing of the sale transaction, we have no remaining performance obligation. As of June 30, 2020, and December 31, 2019, we had $19.2 million and $20.9 million, respectively, of receivables from contracts with customers, which consists of home sales proceeds, and are presented as a component of Notes and other receivables, net on our Consolidated Balance Sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes.

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
Interest income - is earned primarily on our notes receivable, which include installment notes receivables on manufactured homes purchased by us from loan originators and notes receivables from real estate developers. Interest income on these receivables is accrued based on the unpaid principal balances of the underlying loans on a level yield basis over the life of the loans. Interest income is not in the scope of ASC 606. Refer to Note 4, “Notes and Other Receivables,” for additional information.
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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
3.      Real Estate Acquisitions and Dispositions

2020 Acquisitions

In 2020, we acquired the following communities:

Community Name	Type	Sites	State	Month Acquired
Cape Cod (1)	RV	230	MA	January
Jellystone Natural Bridge	RV	299	VA	February
Forest Springs (2)	MH	372	CA	May
Crown Villa	RV	123	OR	June
	Total	1,024
(1) In conjunction with the acquisition, we issued Series E preferred OP units. As of June 30, 2020, 90,000 Series E Preferred OP units were outstanding.
(2) In conjunction with the acquisition, we issued Series F preferred OP units and common OP units. As of June 30, 2020, 90,000 Series F preferred OP units and 82,420 common OP units, specific to this acquisition, were outstanding.

The following table summarizes the amounts of assets acquired net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed for the six months ended June 30, 2020 (in thousands):

	At Acquisition Date					Consideration
	Investment in property	Inventory of manufactured homes	In-place leases and other intangible assets	Other assets (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Temporary and permanent equity	Total consideration
Cape Cod	$13,350	$—	$150	$(295)	$13,205	$4,205	$9,000	$13,205
Jellystone Natural Bridge	11,364	—	80	(391)	11,053	11,053	—	11,053
Forest Springs	51,949	1,337	2,160	(107)	55,339	36,260	19,079	55,339
Crown Villa	16,792	—	—	(230)	16,562	16,562	—	16,562
Total	$93,455	$1,337	$2,390	$(1,023)	$96,159	$68,080	$28,079	$96,159

As of June 30, 2020, we have incurred $2.0 million of additional capitalized transaction costs which have been allocated among the various categories above.

The total amount of revenues and net income included in the Consolidated Statements of Operations for the three and six months ended June 30, 2020 related to the acquisitions completed in 2020 are set forth in the following table (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Total revenues	$1,249	$1,341
Net income	$320	$214

The following unaudited pro forma financial information presents the results of our operations for the three and six months ended June 30, 2020 and 2019, as if the properties acquired in 2020 had been acquired on January 1, 2019. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees, and purchase accounting.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisition been consummated on January 1, 2019 (in thousands, except per-share data):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Total revenues	$305,504	$315,851	$616,215	$603,987
Net income attributable to Sun Communities, Inc. common stockholders	$59,268	$40,786	$43,269	$75,257
Net income per share attributable to Sun Communities, Inc. common stockholders - basic	$0.63	$0.47	$0.46	$0.87
Net income per share attributable to Sun Communities, Inc. common stockholders - diluted	$0.63	$0.47	$0.46	$0.87

Real Estate Held For Sale

We periodically classify real estate assets as “held for sale.” An asset is classified as held for sale after an active program to sell an asset has commenced and when the sale is probable. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Within "Other Assets, net" on the Consolidated Balance Sheets is $5.7 million of real estate held for sale which is the carrying value of Countryside Village manufactured home community as of June 30, 2020. No depreciation expense was recognized during the quarter for this community.

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

Ground Leases

In August 2019, we acquired Chincoteague Island KOA RV Resort (“Chincoteague”), in Chincoteague Island, Virginia for total consideration of $19.5 million. The sellers of Chincoteague continue to operate the property. Refer to Note 16, “Leases,” for disclosures on accounting treatment.

In April 2019, we acquired Strafford/Lake Winnipesaukee South KOA RV Resort ("Strafford") in Strafford, New Hampshire for total consideration of $2.7 million. The sellers of Strafford continue to operate the property. Refer to Note 16, “Leases,” for disclosures on accounting treatment.

In March 2019, we entered into a four-year Temporary Occupancy and Use Permit with the Port of San Diego to operate a RV resort located in Chula Vista, CA until such time as we construct a new RV resort in the area. Concurrent with the transaction, we purchased tangible personal property from the prior owner of the RV resort for $0.3 million. Subsequently, in September 2019, we entered into a 66-year Temporary Occupancy and Use Permit, to construct and operate a new RV resort in Chula Vista. Refer to Note 16, “Leases,” for disclosures on accounting treatment.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
4.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	June 30, 2020	December 31, 2019
Installment notes receivable on manufactured homes, net	$90,047	$95,580
Notes receivable from real estate developers	$40,707	$18,960
Other receivables, net	$49,637	$43,386
Total Notes and Other Receivables, net	$180,391	$157,926

Installment Notes Receivable on Manufactured Homes

Due to the adoption of ASU 2016-13, “Financial Instruments - Credit Losses” (Topic 326) Measurement of Credit Losses on Financial Instruments, effective January 1, 2020, installment notes receivable are measured at fair value pursuant to us electing the fair value option. The balances of installment notes receivable of $90.0 million (net of fair value adjustment of $0.9 million) and $95.6 million (net of allowance of $0.6 million) as of June 30, 2020 and December 31, 2019, respectively, are collateralized by manufactured homes. The notes represent financing to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes had a net weighted average interest rate (net of servicing costs) and maturity of 7.9 percent and 15.4 years as of June 30, 2020, and 8.0 percent and 15.8 years as of December 31, 2019, respectively. Refer to Note 14, “Fair Value of Financial instruments,” and Note 17, “Recent Accounting Pronouncement,” for additional detail.

The change in the aggregate balance of the installment notes receivable is as follows (in thousands):

	Six Months Ended	Year Ended
	June 30, 2020	December 31, 2019
Beginning balance of gross installment notes receivable	$96,225	$113,495
Financed sale of manufactured homes	$1,036	$341
Principal payments and payoffs from our customers	$(4,058)	$(8,710)
Principal reduction from repossessed homes	$(2,281)	$(8,901)
Ending balance of gross installment notes receivable	$90,922	$96,225

Beginning balance of allowance for losses on installment notes receivables	$(645)	$(697)
Adjustment to allowance for losses	$—	$52
Initial fair value option adjustment (see Note 17)	$645	$—
Ending balance of allowance for losses on installment notes receivables	$—	$(645)

Initial fair value option adjustment (see Note 17)	$991	$—
Fair value adjustment	$(1,866)	$—
Fair value adjustments on gross installment notes receivable	$(875)	$—

Ending balance of installment notes receivable, net	$90,047	$95,580

Notes Receivable from Real Estate Developers

As of June 30, 2020 and December 31, 2019, the notes receivable balances of $40.7 million and $19.0 million, respectively are, primarily comprised of long term construction loans provided to real estate developers. The carrying values of the notes generally approximate their fair market values either due to the nature of the loan and/or the note being secured by underlying collateral and/or personal guarantees. The notes receivable from real estate developers have a net weighted average interest rate and maturity of 6.1 percent and 1.8 years as of June 30, 2020, and 7.0 percent and 1.3 years as of December 31, 2019, respectively. As of June 30, 2020, real estate developers collectively have $11.0 million of undrawn funds on their loans. Refer to Note 14, “Fair Value of Financial Instruments,” and Note 17, “Recent Accounting Pronouncements,” for additional detail.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Other Receivables

As of June 30, 2020, other receivables were comprised of amounts due from: residents for rent, utility charges, fees and other pass through charges of $8.5 million (net of allowance of $5.1 million), home sale proceeds of $19.2 million, insurance receivables of $7.9 million, and other receivables of $14.0 million. As of December 31, 2019, other receivables were comprised of amounts due from: residents for rent, utility charges, fees and other pass through charges of $7.8 million (net of allowance of $2.2 million), home sale proceeds of $20.9 million, insurance and other receivables of $9.9 million, and other receivables of $4.8 million.

5. Intangible Assets

Our intangible assets include in-place leases, franchise agreements and other intangible assets. These intangible assets are recorded in Other assets, net on the Consolidated Balance Sheets. In accordance with FASB ASC Topic 842, below market leases are now classified as a right of use asset.

The gross carrying amounts, and accumulated amortization are as follows (in thousands):

		June 30, 2020		December 31, 2019
Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	7 years	$129,283	$(81,579)	$127,313	$(74,548)
Franchise agreements and other intangible assets	7 - 20 years	16,944	(3,169)	16,943	(2,760)
Total		$146,227	$(84,748)	$144,256	$(77,308)

Total amortization expense related to the intangible assets are as follows (in thousands):

	Three Months Ended		Six Months Ended
Intangible Asset Amortization Expense	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
In-place leases	$3,580	$3,800	$7,031	$7,472
Franchise fees and other intangible assets	204	205	409	409
Total	$3,784	$4,005	$7,440	$7,881

We anticipate amortization expense for our intangible assets to be as follows for the next five years (in thousands):

	Year
	Remainder 2020	2021	2022	2023	2024
Estimated expense	$7,854	$15,472	$10,871	$7,496	$5,133

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

6.      Investment in Nonconsolidated Affiliates

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

RezPlot Systems LLC (“Rezplot”)
At June 30, 2020 and December 31, 2019, we had a 50 percent ownership interest in RezPlot, a RV reservation software technology company, acquired in January 2019.

Sungenia JV
At June 30, 2020 and December 31, 2019, we had a 50 percent interest in Sungenia JV, a joint venture (“JV”) formed between us and Ingenia Communities Group in November 2018, to establish and grow a manufactured housing community development program in Australia.

GTSC LLC (“GTSC”)
At June 30, 2020 and December 31, 2019, we had a 40 percent ownership interest in GTSC, which engages in acquiring, holding and selling loans secured, directly or indirectly, by manufactured homes located in our communities.

Origen Financial Services, LLC (“OFS LLC”)
At June 30, 2020 and December 31, 2019, we had a 22.9 percent ownership interest in OFS LLC, an end-to-end online resident screening and document management suite.

SV Lift, LLC (“SV Lift”)
At June 30, 2020 and December 31, 2019, we had a 50 percent ownership interest in SV Lift, which owns, operates and leases an aircraft.

The investment balance in each nonconsolidated affiliate is as follows (in thousands):

Investment	June 30, 2020	December 31, 2019
Investment in RezPlot	$3,030	$4,184
Investment in Sungenia JV	13,013	11,995
Investment in GTSC	23,588	18,488
Investment in OFS LLC	228	148
Investment in SV Lift	3,759	2,961
Total	$43,619	$37,776

The income / (loss) from each nonconsolidated affiliate is as follows (in thousands):

	Three Months Ended		Six Months Ended
Income / (Loss) from Nonconsolidated Affiliates	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
RezPlot equity loss	$(654)	$(260)	$(1,154)	$(449)
Sungenia JV equity income / (loss)	262	(18)	147	(58)
GTSC equity income	700	690	1,460	1,265
OFS LLC equity income	42	67	80	109
SV Lift equity loss	(258)	—	(389)	—
Total Income from Nonconsolidated Affiliates	$92	$479	$144	$867

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The change in the GTSC investment balance is as follows (in thousands):

	Six Months Ended	Year Ended
	June 30, 2020	December 31, 2019
Beginning balance	$18,488	$29,780
Adjustment of allowance for losses	—	144
Initial fair value option adjustment (see Note 17)	317	—
Cash contributions	7,912	33,143
Distributions	(3,530)	(47,382)
Equity earnings	1,460	2,803
Fair value adjustment	(1,059)	—
Ending Balance	$23,588	$18,488

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

Sun NG RV Resorts LLC (“Sun NG Resorts”); Rudgate Village SPE, LLC, Rudgate Clinton SPE, LLC, and Rudgate Clinton Estates SPE, LLC (collectively, “Rudgate”); Sun NG Whitewater RV Resorts LLC;
We consolidate Sun NG Resorts, Rudgate, and Sun NG Whitewater RV Resorts LLC, under the guidance set forth in FASB ASC Topic 810 “Consolidation.” We concluded that each of them is a VIE where we are the primary beneficiary, as we have the power to direct the significant activities of, and absorb the significant losses and receive the significant benefits from each entity. Refer to Note 8, “Debt and Lines of Credit,” for additional information on Sun NG Resorts and Note 9, “Equity and Temporary Equity,” for additional information on Sun NG Resorts and Sun NG Whitewater RV Resorts LLC.

The following table summarizes the assets and liabilities of Sun NG Resorts, Rudgate, and Sun NG Whitewater RV Resorts LLC included in our Consolidated Balance Sheets after eliminations (in thousands):

	June 30, 2020	December 31, 2019
Assets
Investment property, net	$357,778	$344,300
Other assets, net	27,814	23,894
Total Assets	$385,592	$368,194

Liabilities and Other Equity
Debt	$46,464	$46,993
Preferred Equity - Sun NG Resorts - mandatorily redeemable	35,249	35,249
Other liabilities	26,524	13,631
Total Liabilities	108,237	95,873
Equity Interest - NG Sun LLC & NG Sun Whitewater LLC	24,863	27,091
Noncontrolling interests	10,250	8,542
Total Liabilities and Other Equity	$143,350	$131,506

Investment property, net and other assets, net related to the consolidated VIEs, with the exception of the Operating Partnership, comprised approximately 4.6 percent and 4.7 percent of our consolidated total assets at June 30, 2020 and December 31, 2019, respectively. Debt, Preferred Equity and other liabilities comprised approximately 2.8 percent and 2.5 percent of our consolidated total liabilities at June 30, 2020 and December 31, 2019, respectively. Equity Interests and Noncontrolling interests related to the consolidated VIEs, on an absolute basis, comprised approximately less than 1.0 percent of our consolidated total equity at June 30, 2020 and at December 31, 2019, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

8.      Debt and Lines of Credit

The following table sets forth certain information regarding debt including premiums, discounts and deferred financing costs (in thousands except statistical information):

	Carrying Amount		Weighted Average Years to Maturity		Weighted Average Interest Rates
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Collateralized term loans - Life Companies	$1,674,351	$1,710,408	16.8	17.1	4.0%	4.0%
Collateralized term loans - FNMA	889,516	697,589	8.8	7.0	3.4%	3.7%
Collateralized term loans - CMBS	269,944	397,868	3.4	3.1	4.8%	5.1%
Collateralized term loans - FMCC	371,696	374,727	4.4	4.9	3.9%	3.9%
Total collateralized term loans	3,205,507	3,180,592
Preferred equity - Sun NG Resorts - mandatorily redeemable	35,249	35,249	2.3	2.8	6.0%	6.0%
Preferred OP units - mandatorily redeemable	34,663	34,663	5.6	4.0	5.9%	6.5%
Lines of credit	115,352	183,898	3.1	3.5	2.0%	2.7%
Total debt	$3,390,771	$3,434,402	11.6	11.1	3.9%	4.0%

Collateralized Term Loans

During the six months ended June 30, 2020 and year ended December 31, 2019, we repaid the following collateralized term loans (in thousands except statistical information):

Three Months Ended	Repayment amount		Fixed interest rate		Maturity date	(Gain) / loss on extinguishment of debt
June 30, 2020	$52,710	(1)	5.98%	(4)	March 1, 2021 July 11, 2021 December 1, 2021	$1,930
March 31, 2020	$99,607		5.837%		March 1, 2021	$3,403
	$19,922	(2)	5.83%	(4)	July 1, 2020	$(124)
December 31, 2019	$17,048		5.62%		March 1, 2020	$(84)
	$127,282		5.10%		November 1, 2021	$3,274
	$21,527	(3)	6.24%	(4)	March 1, 2020 April 1, 2020	$(163)
September 30, 2019	$134,021		4.3%		May 1, 2023	$12,755
March 31, 2019	$186,815		3.83%		January 1, 2030	$653
(1) Includes four collateralized term loans, two due to mature on March 1, 2021, one due to mature on July 11, 2021, and the other due to mature on December 1, 2021.
(2) Includes four collateralized term loans due to mature on July 1, 2020.
(3) Includes four collateralized term loans, three due to mature on March 1, 2020 and one due to mature on April 1, 2020.
(4) The interest rate represents the weighted average interest rate on collateralized term loans.

During the six months ended June 30, 2020 and year ended December 31, 2019, we entered into the following collateralized term loans (in thousands except statistical information):

Three Months Ended	Loan amount		Term (in years)		Interest rate	Maturity date
March 31, 2020	$230,000		15		2.995%	April 1, 2035
December 31, 2019	$400,000	(1)	21	(1)	4.026%	December 15, 2039 December 15, 2041
September 30, 2019	$250,000		10		2.925%	October 1, 2029
March 31, 2019	$265,000		25		4.170%	January 15, 2044
(1) Includes two collateralized term loans one due to mature on December 15, 2039 and the other on December 1, 2041.

The collateralized term loans totaling $3.2 billion as of June 30, 2020, are secured by 179 properties comprised of 71,504 sites representing approximately $3.1 billion of net book value.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Preferred Equity - Sun NG Resorts - mandatorily redeemable

In connection with the investment in Sun NG Resorts, $35.3 million of mandatorily redeemable Preferred Equity (“Preferred Equity - Sun NG Resorts”) was purchased by unrelated third parties. The Preferred Equity - Sun NG Resorts carries a preferred rate of return of 6.0 percent per annum. The Preferred Equity - Sun NG Resorts has a seven-year term and can be redeemed in the fourth quarter of 2022 at the holders’ option. The Preferred Equity - Sun NG Resorts as of June 30, 2020 was $35.2 million. Refer to ” Note 7, “Consolidated Variable Interest Entities,” and Note 9, “Equity and Temporary Equity,” for additional information.

Preferred OP Units - mandatorily redeemable

Preferred OP units at June 30, 2020 and December 31, 2019 include $34.7 million of Aspen preferred OP units issued by the Operating Partnership. As of June 30, 2020, these units are convertible indirectly into 412,485 shares of our common stock.

In January 2020, we amended the Operating Partnership’s partnership agreement at the election of certain Aspen preferred OP unit holders. The amendment extended the automatic redemption date and reduced the annual distribution rate for 270,000 of the Aspen preferred OP units (the “Extended Units”). Subject to certain limitations, at any time prior to January 1, 2024 (or prior to January 1, 2034 with respect to the Extended Units), the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the average closing price of our common stock for the preceding ten trading days is $68.00 per share or less, 0.397 common OP units; or (b) if the ten-day average closing price is greater than $68.00 per share, the number of common OP units is determined by dividing (i) the sum of (A) $27.00 plus (B) 25 percent of the amount by which the ten-day average closing price exceeds $68.00 per share, by (ii) the ten-day average closing price. The current preferred distribution rate is 3.8 percent on the Extended Units and 6.5 percent on all other Aspen preferred OP units. On January 2, 2024 (or January 2, 2034 with respect to the Extended Units), we are required to redeem for cash all Aspen preferred OP units that have not been converted to common OP units. As of June 30, 2020, 270,000 of the Extended Units and 1,013,819 other Aspen preferred units were outstanding.

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

The A&R Facility bears interest at a floating rate based on the Eurodollar rate or Bank Bill Swap Bid Rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which margin can range from 1.20 percent to 2.10 percent for the revolving loan and 1.20 percent to 2.05 percent for the term loan. As of June 30, 2020, the margin based on our leverage ratio was 1.2 percent on the revolving loan and 1.2 percent on the term loan. We had $63.9 million and zero of borrowings on the revolving loan and the term loan, respectively, as of June 30, 2020. We had $123.6 million of borrowings on the revolving loan and no borrowings on the term loan, as of December 31, 2019.

The A&R Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit but does reduce the borrowing amount available. At June 30, 2020 and December 31, 2019, we had approximately $3.1 million and $2.8 million of outstanding letters of credit, respectively.

Floor plan - We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us at least a twelve month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate as quoted in the Wall Street Journal on the first business day of each month or 5.0 percent. At June 30, 2020, the effective interest rate was 6.0 percent. The outstanding balance was $1.4 million as of June 30, 2020 and $3.3 million as of December 31, 2019. These balances are recorded within the line of credit line item on the Consolidated Balance Sheets.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Other - In October 2019, we assumed a term loan facility with Citibank N.A. (“Citibank”), in the amount of $58.0 million in relation to an acquisition. The term loan has a four-year term ending October 29, 2023, and bears interest at a floating rate based on the Eurodollar rate or Prime rate. The outstanding balance was $50.0 million at June 30, 2020 and $57.0 million at December 31, 2019, respectively. These balances are recorded within the line of credit line item on the Consolidated Balance Sheets.

Covenants

The Collateralized term loans and Lines of credit are subject to various financial and other covenants. The most restrictive is pursuant to the terms of the A&R Facility, and contains minimum fixed charge coverage ratio and net worth requirements, and maximum leverage, distribution ratios and variable rate indebtedness. At June 30, 2020, we were in compliance with all covenants.

In addition, certain of our subsidiary borrowers own properties that secure loans. These subsidiaries are consolidated within our accompanying Consolidated Financial Statements, however, each of these subsidiaries’ assets and credit are not available to satisfy our debts and other obligations, any of our other subsidiaries or any other person or entity.

Off-Balance Sheet Arrangements - Nonconsolidated Affiliate Indebtedness

We have a 40 percent investment in GTSC, a nonconsolidated affiliate. During September 2019, GTSC entered into a warehouse line of credit with a maximum loan amount of $125.0 million. During February 2020, the maximum amount was increased to $140.0 million. As of June 30, 2020, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by GTSC was approximately $140.0 million (of which our proportionate share is approximately $56.0 million). The debt bears interest at a variable rate based on LIBOR plus 1.65 percent per annum and matures on September 15, 2023. As of December 31, 2019, the aggregate carrying amount of debt, including both our and our partner’s share, incurred by GTSC was approximately $123.4 million (of which our proportionate share is approximately $49.4 million).

9.      Equity and Temporary Equity

Public Equity Offerings

In May 2020, we closed an underwritten registered public offering of 4,968,000 shares of common stock. Proceeds from the offering were $633.1 million after deducting expenses related to the offering. We used the net proceeds of this offering to repay borrowings outstanding under the revolving loan under our senior credit facility.We intend to use the remaining net proceeds of this offering to fund possible future acquisitions, for working capital and general corporate purposes.

In May 2019, we closed an underwritten registered public offering of 3,737,500 shares of common stock. Proceeds from the offering were $452.1 million after deducting expenses related to the offering. We used the net proceeds of this offering to repay borrowings outstanding under the revolving loan under our senior credit facility.

At the Market Offering Sales Agreement

In July 2017, we entered into an at the market offering sales agreement (the “Sales Agreement”) with certain sales agents (collectively, the “Sales Agents”), whereby we may offer and sell shares of our common stock, having an aggregate offering price of up to $450.0 million, from time to time through the Sales Agents. The Sales Agents are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold under the Sales Agreement. Through June 30, 2020, we have sold shares of our common stock for gross proceeds of $163.8 million under the Sales Agreement. There were no issuances of common stock under the Sales Agreement during the six months ended June 30, 2020 or the year ended December 31, 2019.

Issuances of Common Stock and Common OP Units

In May 2020, in connection with the acquisition of the Forest Springs community, we issued 82,420 Common OP units.

In October 2019, in connection with the acquisition of the Jensen Portfolio, we issued 1,972,876 shares of common stock, net of fractional shares paid in cash.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Issuance of Series E Preferred OP Units

In January 2020, we issued 90,000 Series E preferred OP units in connection with the acquisition of Cape Cod RV Resort. The Series E preferred OP units have a stated issuance price of $100.00 per OP Unit and carry a preferred return of 5.25 percent until the second anniversary of the issuance date. Commencing with the second anniversary of the issuance date, the Series E Preferred OP Units carry a preferred return of 5.50 percent. Commencing the first anniversary of the issuance date, subject to certain limitations, each Series E Preferred OP Unit can be exchanged for our common stock equal to the quotient obtained by dividing $100.00 by $145.00 (as such ratio is subject to adjustments for certain capital events). As of June 30, 2020, 90,000 Series E preferred OP Units were outstanding. Refer to Note 3, “Real Estate Acquisitions,” for additional information.

Temporary Equity

Issuance of Series F Preferred OP Units - In May 2020, we issued 90,000 Series F preferred OP units in connection with the acquisition of Forest Springs. The Series F preferred OP units have a stated issuance price of $100.0 per OP unit and carry a preferred return of 3.0 percent. Subject to certain limitations, at any time after the Series F issuance date, each Series F preferred OP Unit can be exchanged for a number of shares of our common stock equal to the quotient obtained by dividing $100.00 by $160.00 (as such ratio is subject to adjustments for certain capital events) at the holder’s option. The holders may require redemption in cash after the fifth anniversary of the Series F issuance date or upon the holder’s death. As of June 30, 2020, 90,000 Series F preferred OP units were outstanding. Refer to Note 3, “Real Estate Acquisitions,” for additional information.

Equity Interests - NG Sun Whitewater LLC - In August 2019, in connection with the investment in land at the property known as Whitewater, NG Sun Whitewater LLC purchased $2.4 million of common equity interest in Sun NG Whitewater RV Resorts LLC (referred to as “Equity Interests - NG Sun Whitewater LLC”). The Equity Interests - NG Sun Whitewater LLC do not have a fixed maturity date. Upon the occurrence of certain events, either NG Sun Whitewater LLC or Sun NG LLC, our subsidiary, can trigger a process under which we may be required to purchase the Equity Interests - NG Sun Whitewater LLC from NG Sun Whitewater LLC. Refer to Note 7, “Consolidated Variable Interest Entities,” for additional information.

Issuance of Series D Preferred OP Units - In February 2019, we issued 488,958 Series D preferred OP units in connection with the acquisition of Country Village Estates. The Series D preferred OP units have a stated issuance price of $100.00 per OP Unit and carry a preferred return of 3.75 percent until the second anniversary of the issuance date. Commencing with the second anniversary of the issuance date, the Series D Preferred OP Units carry a preferred return of 4.0 percent. Commencing with the first anniversary of the issuance date, each Series D Preferred OP Unit can be exchanged for our common stock equal to the quotient obtained by dividing $100.00 by $125.00 (as such ratio is subject to adjustments for certain capital events) at the holder’s option. The holders may require redemption in cash after the fifth anniversary of the Series D issuance date or upon the holder’s death. As of June 30, 2020, 488,958 Series D preferred OP units were outstanding. Refer to Note 3, “Real Estate Acquisitions,” for additional information.

Equity Interests - NG Sun LLC - In June 2018, in connection with the investment in Sun NG Resorts, unrelated third parties purchased $6.5 million of Series B preferred equity interests and $15.4 million of common equity interest in Sun NG Resorts (herein jointly referred to as “Equity Interest - NG Sun LLC”). The Series B preferred equity interests carry a preferred return at a rate that, at any time, is equal to the interest rate on Sun NG Resorts’ indebtedness at such time. The current rate of return is 5.0 percent. The Equity Interests - NG Sun LLC do not have a fixed maturity date and can be redeemed in the fourth quarter of 2022 at the holders’ option. Sun NG LLC, our subsidiary, has the right during certain periods each year, with or without cause, or for cause at any time, to elect to buy NG Sun LLC’s interest. During a limited period in 2022, NG Sun LLC has the right to put its interest to Sun NG LLC. If either party exercises their option, the property management agreement will be terminated, and we are required to purchase the remaining interests of NG Sun LLC and the property management agreement at fair value. Refer to Note 7, “Consolidated Variable Interest Entities,” and Note 8, “Debt and Lines of Credit,” for additional information.

Series A-4 Preferred OP Units - On December 13, 2019, all outstanding shares of our 6.50% Series A-4 Cumulative Convertible Preferred Stock, and all of the Operating Partnership’s Series A-4 Preferred OP Units were converted into common stock and common OP units, respectively. All 1,031,747 shares of Series A-4 preferred stock were converted into 458,541 shares of common stock (net of fractional shares paid in cash). All 405,656 Series A-4 preferred OP units were converted into 180,277 common OP units (net of fractional units paid in cash). The Series A-4 preferred shares and units were issued to the sellers of the American Land Lease portfolio which we acquired in 2014 and 2015.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Conversions

Conversions to Common Stock - Subject to certain limitations, holders can convert certain series of stock and OP units to shares of our common stock at any time. Below is the activity of conversions during the six months ended June 30, 2020 and 2019:

		Six Months Ended		Six Months Ended
		June 30, 2020		June 30, 2019
Series	Conversion Rate	Units/Shares Converted	Common Stock (1)	Units/Shares Converted	Common Stock (1)
Common OP unit	1.0000	26,105	26,105	436,177	436,177
Series A-1 preferred OP unit	2.4390	9,114	22,226	7,950	19,387
Series A-4 preferred OP unit	0.4444	—	—	4,708	2,092
Series A-4 preferred stock	0.4444	—	—	11,288	5,016
(1) Calculation may yield minor differences due to rounding incorporated in the above numbers.

Dividends

Distributions declared for the three months ended June 30, 2020 were as follows:

Cash Distributions	Record Date	Payment Date	Distribution per Share	Total Distribution (thousands)
Common Stock, Common OP units and Restricted Stock	6/30/2020	7/15/2020	$0.79	$79,593

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

10.      Share-Based Compensation

As of June 30, 2020, we had two share-based compensation plans: the Sun Communities, Inc. 2015 Equity Incentive Plan (“2015 Equity Incentive Plan”) and the First Amended and Restated 2004 Non-Employee Director Option Plan (“2004 Non-Employee Director Option Plan”). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future.

During the six months ended June 30, 2020 and 2019, shares were granted as follows:

Grant Period	Type	Plan	Shares Granted		Grant Date Fair Value Per Share		Vesting Type	Vesting Anniversary	Percentage
2020	Key Employees	2015 Equity Incentive Plan	500		$137.19	(1)	Time Based	20.0% annually over 5 years
2020	Key Employees	2015 Equity Incentive Plan	51,790		$162.42	(1)	Time Based	20.0% annually over 5 years
2020	Executive Officers	2015 Equity Incentive Plan	46,000		$165.97	(1)	Time Based	20.0% annually over 5 years
2020	Executive Officers	2015 Equity Incentive Plan	69,000	(2)	$125.47	(2)	Market Condition	3rd	100.0%
2020	Directors	2004 Non-Employee Director Option Plan	10,200		$147.97	(1)	Time Based	3rd	100.0%
2019	Executive Officers	2015 Equity Incentive Plan	44,000		$115.39	(1)	Time Based	20.0% annually over 5 years
2019	Executive Officers	2015 Equity Incentive Plan	66,000	(3)	$115.39	(3)	Market Condition	3rd	100.0%
2019	Directors	2004 Non-Employee Director Option Plan	18,000		$113.68	(1)	Time Based	3rd	100.0%
2019	Key Employees	2015 Equity Incentive Plan	55,770		$120.01	(1)	Time Based	20.0% annually over 5 years
2019	Key Employees	2015 Equity Incentive Plan	6,250		$142.48	(1)	Time Based	20.0% annually over 5 years
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

Vesting

The vesting requirements for 248,155 and 196,106 restricted shares granted to our executives, directors and employees were satisfied during the six months ended June 30, 2020 and 2019, respectively.

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

Transactions between our segments are eliminated in consolidation. Transient RV revenue is included in the Real Property Operations segment revenues. Transient revenue was $25.3 million in the first quarter ended March 31, 2020 and $21.0 million for the second quarter ended June 30, 2020. Transient revenue was $121.5 million for the year ended December 31, 2019. We recognized 20.1 percent in the first quarter, 23.2 percent in the second quarter, 40.3 percent in the third quarter, and 16.4 percent in the fourth quarter.

A presentation of segment financial information is summarized as follows (in thousands):

	Three Months Ended
	June 30, 2020			June 30, 2019
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$243,859	$53,498	$297,357	$243,364	$61,654	$305,018
Operating expenses / Cost of sales	91,153	33,866	125,019	94,094	39,612	133,706
Net Operating Income / Gross Profit	152,706	19,632	172,338	149,270	22,042	171,312
Adjustments to arrive at net income / (loss)
Interest and other revenues, net	5,909	—	5,909	7,427	—	7,427
Home selling expenses	—	(2,864)	(2,864)	—	(3,626)	(3,626)
General and administrative expenses	(24,455)	(2,278)	(26,733)	(20,722)	(2,975)	(23,697)
Catastrophic weather-related charges, net	566	—	566	(171)	(8)	(179)
Depreciation and amortization	(66,189)	(21,076)	(87,265)	(57,054)	(19,099)	(76,153)
Loss on extinguishment of debt (see Note 8)	(1,930)	—	(1,930)	(70)	—	(70)
Interest expense	(31,422)	(6)	(31,428)	(33,656)	(5)	(33,661)
Interest on mandatorily redeemable preferred OP units / equity	(1,042)	—	(1,042)	(1,181)	—	(1,181)
Gain on remeasurement of marketable securities	24,519	—	24,519	3,620	—	3,620
Gain on foreign currency translation	10,366	8	10,374	1,114	2	1,116
Other expense, net	(552)	—	(552)	(53)	(42)	(95)
Gain on remeasurement of notes receivable	246	—	246	—	—	—
Income from nonconsolidated affiliates (see Note 6)	—	92	92	—	479	479
Gain on remeasurement of investment in nonconsolidated affiliates	—	1,132	1,132	—	—	—
Current tax benefit / (expense)	32	(151)	(119)	(179)	(93)	(272)
Deferred tax benefit (see Note 12)	112	—	112	96	—	96
Net Income / (Loss)	68,866	(5,511)	63,355	48,441	(3,325)	45,116
Less: Preferred return to preferred OP units / equity	1,584	—	1,584	1,718	—	1,718
Less: Income / (loss) attributable to noncontrolling interests	3,083	(222)	2,861	2,740	(155)	2,585
Net Income / (Loss) Attributable to Sun Communities, Inc.	64,199	(5,289)	58,910	43,983	(3,170)	40,813
Less: Preferred stock distribution	—	—	—	428	—	428
Net Income / (Loss) Attributable to Sun Communities, Inc. Common Stockholders	$64,199	$(5,289)	$58,910	$43,555	$(3,170)	$40,385

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Six Months Ended
	June 30, 2020			June 30, 2019
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$491,839	$109,557	$601,396	$468,625	$115,243	$583,868
Operating expenses / Cost of sales	179,868	69,392	249,260	174,434	73,721	248,155
Net Operating Income / Gross Profit	311,971	40,165	352,136	294,191	41,522	335,713
Adjustments to arrive at net income / (loss)
Interest and other revenues, net	12,172	—	12,172	15,907	—	15,907
Home selling expenses	—	(6,856)	(6,856)	—	(6,950)	(6,950)
General and administrative expenses	(47,011)	(5,239)	(52,250)	(39,956)	(5,628)	(45,584)
Catastrophic weather-related charges, net	(40)	—	(40)	(953)	(8)	(961)
Depreciation and amortization	(128,895)	(42,059)	(170,954)	(115,299)	(37,410)	(152,709)
Loss on extinguishment of debt (see Note 8)	(5,209)	—	(5,209)	(723)	—	(723)
Interest expense	(63,830)	(14)	(63,844)	(67,666)	(9)	(67,675)
Interest on mandatorily redeemable preferred OP units / equity	(2,083)	—	(2,083)	(2,275)	—	(2,275)
Gain / (loss) on remeasurement of marketable securities	(4,128)	—	(4,128)	3,887	—	3,887
Gain / (loss) on foreign currency translation	(7,096)	(9)	(7,105)	3,078	3	3,081
Other income / (expense), net	(855)	1	(854)	(157)	(5)	(162)
Loss on remeasurement of notes receivable	(1,866)	—	(1,866)	—	—	—
Income from nonconsolidated affiliates (see Note 6)	—	144	144	—	867	867
Loss on remeasurement of investment in nonconsolidated affiliates	—	(1,059)	(1,059)	—	—	—
Current tax expense	(264)	(305)	(569)	(301)	(185)	(486)
Deferred tax benefit	242	—	242	313	—	313
Net Income / (Loss)	63,108	(15,231)	47,877	90,046	(7,803)	82,243
Less: Preferred return to preferred OP units / equity	3,154	—	3,154	3,041	—	3,041
Less: Income / (loss) attributable to noncontrolling interests	2,528	(629)	1,899	3,999	(373)	3,626
Net Income / (Loss) Attributable to Sun Communities, Inc.	57,426	(14,602)	42,824	83,006	(7,430)	75,576
Less: Preferred stock distribution	—	—	—	860	—	860
Net Income / (Loss) Attributable to Sun Communities, Inc. Common Stockholders	$57,426	$(14,602)	$42,824	$82,146	$(7,430)	$74,716

	June 30, 2020			December 31, 2019
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Identifiable Assets
Investment property, net	$6,787,026	$610,493	$7,397,519	$6,651,275	$581,345	$7,232,620
Cash, cash equivalents and restricted cash	336,793	52,421	389,214	(8,346)	43,176	34,830
Marketable securities	100,564	—	100,564	94,727	—	94,727
Inventory of manufactured homes	—	58,744	58,744	—	62,061	62,061
Notes and other receivables, net	165,976	14,415	180,391	142,509	15,417	157,926
Other assets, net	159,246	62,981	222,227	167,804	52,092	219,896
Total Assets	$7,549,605	$799,054	$8,348,659	$7,047,969	$754,091	$7,802,060

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

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended June 30, 2020.

As a REIT, we generally will not be subject to United States (“U.S.”) federal income taxes at the corporate level on the ordinary taxable income we distribute to our stockholders as dividends. If we fail to qualify as a REIT in any taxable year, our taxable income could be subject to U.S. federal income tax at regular corporate rates. Even if we qualify as a REIT, we may be subject to certain state and local income taxes as well as U.S. federal income and excise taxes on our undistributed income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state, and local income taxes. we are also subject to local income taxes in Canada as a result of the acquisition in 2016 of certain properties located in Canada. We do not provide for withholding taxes on our undistributed earnings from our Canadian subsidiaries as they are reinvested and will continue to be reinvested indefinitely outside of the U.S. However, we are subject to Australian withholding taxes on distributions from our investment in Ingenia Communities Group.

Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards, depreciation and basis differences between tax and U.S. GAAP on our Canadian investments. Our deferred tax assets that have a full valuation allowance relate to our taxable REIT subsidiaries business. Net deferred tax liabilities of $19.8 million and $21.0 million for Canadian entities have been recorded in relation to corporate entities and included in “Other liabilities” in our Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively. There are no U.S. federal deferred tax assets or liabilities included in our Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019.

We had no unrecognized tax benefits as of June 30, 2020 and 2019. We do not expect significant changes in tax positions that would result in unrecognized tax benefits within one year of June 30, 2020.

For the three and six months ended June 30, 2020 we recorded a current tax expense for federal, state, Canadian income taxes and Australian withholding taxes of $0.1 million and $0.6 million, respectively. For the three and six months ended June 30, 2019 we recorded a current tax expense for federal, state and Canadian income taxes of $0.3 million and $0.5 million, respectively.

For the three months and six months ended June 30, 2020 we recorded a deferred tax benefit of $0.1 million and $0.2 million, respectively. For the three months and six months ended June 30, 2019, we recorded a deferred tax benefit of $0.1 million and $0.3 million, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

13.     Earnings Per Share

We have outstanding stock options and unvested restricted common shares. Our Operating Partnership has outstanding common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series C preferred OP units, Series D preferred OP units, Series E preferred OP units, Series F preferred OP units, and Aspen preferred OP Units, which, if converted or exercised, may impact dilution.

Computations of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Numerator
Net Income Attributable to Sun Communities, Inc. Common Stockholders	$58,910	$40,385	$42,824	$74,716
Less allocation to restricted stock awards	340	448	128	887
Basic earnings - Net income attributable to common stockholders after allocation to restricted stock awards	$58,570	$39,937	$42,696	$73,829
Add allocation to restricted stock awards	340	448	128	887
Diluted earnings - Net income attributable to common stockholders after allocation to restricted stock awards	$58,910	$40,385	$42,824	$74,716

Denominator
Weighted average common shares outstanding	95,859	87,130	94,134	86,325
Add: dilutive stock options	1	1	1	1
Add: dilutive restricted stock	305	433	390	444
Diluted weighted average common shares and securities	96,165	87,564	94,525	86,770
Earnings Per Share Available to Common Stockholders After Allocation
Basic earnings per share	$0.61	$0.46	0.45	0.86
Diluted earnings per share	$0.61	$0.46	0.45	0.86

We have excluded certain convertible securities from the computation of diluted earnings per share because the inclusion of those securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share as of June 30, 2020 and 2019 (in thousands):

	As of
	June 30, 2020	June 30, 2019
Common OP units	2,477	2,289
A-1 preferred OP units	300	324
A-3 preferred OP units	40	40
A-4 preferred OP units	—	406
Aspen preferred OP units	1,284	1,284
Series A-4 preferred stock	—	1,052
Series C preferred OP units	310	314
Series D preferred OP units	489	489
Series E preferred OP units	90	—
Series F preferred OP units	90	—
Total Securities	5,080	6,198

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

14.     Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, cash equivalents and restricted cash, marketable securities, notes and other receivables, accounts payable, and debt.

ASC Topic 820 “Fair Value Measurements and Disclosures,” requires disclosure regarding determination of fair value for assets and liabilities and establishes a hierarchy under which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumption. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair value hierarchy:

Level 1 - Quoted unadjusted prices for identical instruments in active markets;

Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

The change in the marketable securities balance is as follows (in thousands):

	Six Months Ended	Year Ended
	June 30, 2020	December 31, 2019
Beginning Balance	$94,727	$49,037
Additional purchase	11,757	8,995
Change in fair value measurement	(4,128)	34,240
Foreign currency translation adjustment	(2,728)	816
Dividend reinvestment, net of tax	936	1,639
Ending Balance	$100,564	$94,727

Installment Notes Receivable on Manufactured Homes

Installment notes receivable on manufactured homes are recorded at fair value and are measured using model-derived indicative pricing using observable inputs, inclusive of default rates, interest rates and recovery rates (Level 2). Refer to Note 4, “Notes and Other Receivables,” and Note 17, “Recent Accounting Pronouncement,” for additional detail.

Notes Receivable from Real Estate Developers

Notes receivable from real estate developers are recorded at fair value and are measured using prevailing market interest rates (Level 2).The carrying values of the notes generally approximate their fair market values either due to the nature of the note and/or the note being secured by underlying collateral and/or personal guarantees. Refer to Note 4, “Notes and Other Receivables,” and Note 17, “Recent Accounting Pronouncement,” for additional detail.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Long-Term Debt and Lines of Credit

The fair value of long-term debt is based on the estimates of management and on rates currently quoted, rates currently prevailing for comparable loans, and instruments of comparable maturities (Level 2). Refer to Note 8, “Debt and Lines of Credit,” for additional information.

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

The table below sets forth our financial assets and liabilities that required disclosure of fair value on a recurring basis as of June 30, 2020. The table presents the carrying values and fair values of our financial instruments as of June 30, 2020 and December 31, 2019, that were measured using the valuation techniques described above (in thousands). The table excludes other financial instruments such as cash and cash equivalents, other receivables, and accounts payable as the carrying values associated with these instruments approximate their fair value since their maturities are less than one year.

	Six Months Ended		Year Ended
	June 30, 2020		December 31, 2019
Financial Assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Marketable securities	$100,564	$100,564	$94,727	$94,727
Installment notes receivable on manufactured homes, net	90,047	90,047	95,580	95,580
Notes receivable from real estate developers	40,707	40,707	18,960	18,960
Total	$231,318	$231,318	$209,267	$209,267

Financial Liabilities
Debt	$3,275,419	$3,351,204	$3,250,504	$3,270,544
Lines of credit	115,352	115,352	183,898	183,898
Other liabilities (contingent consideration)	4,155	4,155	6,134	6,134
Total	$3,394,926	$3,470,711	$3,440,536	$3,460,576

15.    Commitments and Contingencies

Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

16.    Leases

Lessee accounting
Future minimum lease payments under non-cancellable leases as of the six months ended June 30, 2020 where we are the lessee include:

Maturity of lease liabilities (in thousands)
	Operating Leases	Finance Leases	Total
2020 (Excluding six months ended June 30, 2020)	$1,612	$105	$1,717
2021	2,842	120	2,962
2022	2,863	120	2,983
2023	2,993	120	3,113
2024	3,300	4,060	7,360
Thereafter	32,774	—	32,774
Total Lease Payments	$46,384	$4,525	$50,909
Less: Imputed interest	(20,603)	(408)	(21,011)
Present Value of Lease Liabilities	$25,781	$4,117	$29,898

Right-of-use (ROU) assets and lease liabilities for finance and operating leases as included in our Consolidated Balance Sheets are as follows (in thousands):

Description	Financial Statement Classification	June 30, 2020	December 31, 2019
Lease Assets
ROU asset obtained in exchange for new finance lease liabilities	Other asset, net	$4,117	$4,081
ROU asset obtained in exchange for new operating lease liabilities	Other asset, net	$24,880	$23,751
ROU asset obtained relative to below market operating lease	Other asset, net	$27,990	$28,366
Lease Liabilities
Finance lease liabilities	Other liabilities	$4,117	$4,081
Operating lease liabilities	Other liabilities	$25,781	$24,222

Lease expense for finance and operating leases as included in our Consolidated Statements of Operations are as follows (in thousands):

		Three Months Ended		Six Months Ended
Description	Financial Statement Classification	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Finance lease expense
Amortization of ROU assets	Interest expense	$(18)	$18	$(36)	$36
Interest on lease liabilities	Interest expense	26	26	51	52
Operating lease cost	General and administrative expense, Property operating and maintenance	977	982	1,952	1,804
Variable lease cost	Property operating and maintenance	420	427	789	746
Total Lease Expense		$1,405	$1,453	$2,756	$2,638

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Lease term, discount rates and additional information for finance and operating leases are as follows:

Lease Term and Discount Rate
June 30, 2020
Weighted-average remaining lease terms (years)
Finance lease	4.00
Operating lease	25.71
Weighted-average discount rate
Finance lease	2.50%
Operating lease	4.14%

Other Information (in thousands)	Six Months Ended
	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating Cash Flow from Operating leases	$1,147	$1,130
Financing Cash Flow from Finance leases	15	15
Total Cash Paid on Lease Liabilities	$1,162	$1,145

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

Lessor Accounting
We are not the lessor for any finance leases as of June 30, 2020. Over 95 percent of our operating leases where we are the lessor are either month to month or for a time period not to exceed one year. As of the reporting date, future minimum lease payments would not exceed twelve months. Similarly, over 95 percent of our investment property, net on the Consolidated Balance Sheets, and related depreciation amounts relate to assets whereby we are the lessor under an operating lease.

17.     Recent Accounting Pronouncements

Recent Accounting Pronouncements - Adopted

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” “CECL” This update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As of January 1, 2020, we adopted the fair value option for our installment notes receivable on manufactured homes and the notes receivable within the GTSC JV which resulted in fair value adjustments of $1.6 million and $0.3 million, respectively. We also adopted the fair value option on notes receivable from real estate developers. The carrying values of those notes generally approximate their fair market values either due to the short-term nature of the loan and/or the note being secured by underlying collateral and/or personal guarantees. The adoption of CECL had an immaterial impact on our remaining financial instruments within the CECL scope. Refer to Note 4, “Notes and Other Receivables,”, and Note 6. “Investment in Nonconsolidated Affiliates,” for additional detail.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

18.    Subsequent Events

Acquisition

Subsequent to the quarter ended June 30, 2020, we acquired a RV community in Jacksonville, Florida with 421 developed sites for a total purchase price of $34.0 million.

Disposition

On July 1, 2020, we closed on the sale of a MH community located in Great Falls, Montana, containing 226 sites, for $13.0 million. The assets and liabilities associated with the transaction were classified as held for sale on the Consolidated Balance Sheets as of June 30, 2020.
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

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. As of June 30, 2020, we owned and operated or held an interest in a portfolio of 426 developed properties located in 33 states throughout the U.S. and one province in Canada, including 267 MH communities, 125 RV communities, and 34 properties containing both MH and RV sites.

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

COVID-19 IMPACT

As of June 30, 2020, all of our MH communities and RV resorts are open. Our execution of both our operation and financial plans has helped to mitigate the impact of COVID-19 on our business. These efforts include an equity offering in May 2020 of $633.1 million after deducting expenses related to the offering, to bolster our liquidity. We also eliminated, reduced or deferred non-essential expenditures for a limited time period. We used a portion of the proceeds from our equity raise in May 2020, to fund certain recurring capital expenditures to maintain the quality of our communities and to protect the equity of our residents’ investments in their homes. We are actively reviewing our acquisition pipeline for transactions that meet our business objectives. Additionally, our Board of Directors and executive officers elected to forgo their base compensation for the second quarter. Compensation to both our Board of Directors and executive officers has been restored to prior levels effective July 1, 2020. Cost containment measures included the furlough of a group of team members in April 2020. Over 80 percent of furloughed team members have returned to work as of June 30, 2020. We continue to provide medical health insurance coverage to furloughed team members, if enrolled, at no cost to the team member.

We had $373.5 million of unrestricted cash on hand as of June 30, 2020 to maintain elevated liquidity levels. We used a portion of the proceeds received from the May 2020 equity offering to pay down our line of credit. As of June 30, 2020, there is $683.0 million of remaining capacity on the line of credit. We also have 151 unencumbered properties with an estimated asset value, as of June 30, 2020, of approximately $2.8 billion available to secure potential mortgage debt.

We continue to provide essential services using social distancing techniques and minimal contact. To promote social distancing, we are encouraging our residents to use our online rent payment portals and other payment methods. We have instituted numerous health and safety measures at our communities and our Main Office to keep team members safe. These measures include infrared thermometers at entrances to monitor team members’ temperatures, increased cleaning and sanitation of shared spaces and social distancing protocols throughout our footprint. We closely monitor and track orders by federal, state and local authorities and hold regular status calls with our operations and Main Office leadership teams. We have implemented and continue to encourage remote working arrangements, wherever possible, to keep our team members safe and to do our part to promote social distancing.

While we are experiencing lower traffic at our communities as would be expected with shelter-in-place mandates and other travel restrictions, we are still seeing demand for move-ins and expect fewer move-outs during this time. We are complying with temporary bans enacted by certain states on evictions of past due residents, which has created a backlog of anticipated move outs once the eviction bans are lifted.

We provided a temporary hardship program to those residents who have been economically disadvantaged as a result of COVID-19 for the months of April and May. This hardship program defers the payment of April and May rent over twelve months, commencing on July 1, 2020. When the program ended in June, we had provided deferred relief of $4.4 million to approximately 4 percent of residents in our communities, including owner occupied sites and rental home sites. As of June 30, 2020, approximately 12 percent of the hardship program funds had been repaid. We anticipate that a majority of these residents have or will receive unemployment benefits and economic stimulus under the CARES Act which will aid in the payment of rent due. Due to the effects of COVID-19 on our residents, we have also suspended charging various fees, including late fees for delinquent payments, non-sufficient funds fees, and incremental month to month fees if a resident lease terminates during the pandemic. We have also deferred certain increases to monthly rental rates.

SUN COMMUNITIES, INC.
All of our RV resorts are currently open; however indoor and outdoor activities are limited to what government regulations permit, and to encourage social distancing.

We remain committed to assisting individuals who are in the process of leasing a site or purchasing a home, while maintaining health and safety protocols including following strict social distancing. Virtual viewings of homes are being utilized to avoid or minimize contact. To the extent stay-at-home orders and travel restrictions are not lifted, home sale revenue will be adversely impacted.

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

FFO is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as GAAP net income (loss), excluding gains (or losses) from sales of depreciable operating property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO is a non-GAAP financial measure that management believes is a useful supplemental measure of our operating performance. By excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not readily apparent from GAAP net income (loss). Management believes the use of FFO has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. We also use FFO excluding certain gain and loss items that management considers unrelated to the operational and financial performance of our core business (“Core FFO”). We believe that Core FFO provides enhanced comparability for investor evaluations of period-over-period results.

SUN COMMUNITIES, INC.
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

The following tables reconcile the Net income attributable to Sun Communities, Inc. common stockholders to NOI and summarize our consolidated financial results for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net Income Attributable to Sun Communities, Inc. Common Stockholders	$58,910	$40,385	$42,824	$74,716
Interest income	(2,635)	(4,919)	(4,985)	(9,719)
Brokerage commissions and other revenues, net	(3,274)	(2,508)	(7,187)	(6,188)
Home selling expenses	2,864	3,626	6,856	6,950
General and administrative expenses	26,733	23,697	52,250	45,584
Catastrophic weather-related charges, net	(566)	179	40	961
Depreciation and amortization	87,265	76,153	170,954	152,709
Loss on extinguishment of debt (see Note 8)	1,930	70	5,209	723
Interest expense	31,428	33,661	63,844	67,675
Interest on mandatorily redeemable preferred OP units / equity	1,042	1,181	2,083	2,275
Gain / (loss) on remeasurement of marketable securities (see Note 14)	(24,519)	(3,620)	4,128	(3,887)
(Gain) / loss on foreign currency translation	(10,374)	(1,116)	7,105	(3,081)
Other expense, net	552	95	854	162
(Gain) / loss on remeasurement of notes receivable (see Note 4)	(246)	—	1,866	—
Income from nonconsolidated affiliates (see Note 6)	(92)	(479)	(144)	(867)
(Gain) / loss on remeasurement of investment in nonconsolidated affiliates (see Note 6)	(1,132)	—	1,059	—
Current tax expense (see Note 12)	119	272	569	486
Deferred tax benefit (see Note 12)	(112)	(96)	(242)	(313)
Preferred return to preferred OP units / equity	1,584	1,718	3,154	3,041
Income attributable to noncontrolling interests	2,861	2,585	1,899	3,626
Preferred stock distribution	—	428	—	860
NOI / Gross Profit	$172,338	$171,312	$352,136	$335,713

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Real Property NOI	$148,557	$142,030	$305,109	$283,874
Home Sales NOI / Gross Profit	9,349	12,807	19,904	23,148
Rental Program NOI	28,874	26,413	56,859	52,430
Ancillary NOI / Gross Profit	4,149	7,240	6,862	10,317
Site rent from Rental Program (included in Real Property NOI) (1)	(18,591)	(17,178)	(36,598)	(34,056)
NOI / Gross Profit	$172,338	$171,312	$352,136	$335,713
(1) The renter’s monthly payment includes the site rent and an amount attributable to the home lease. The site rent is reflected in Real Property Operations’ segment revenue. For purposes of management analysis, site rent is included in Rental Program revenue to evaluate the incremental revenue gains associated with the implementation of the Rental Program, and to assess the overall growth and performance of the Rental Program and financial impact on our operations.

SUN COMMUNITIES, INC.
Comparison of the Three and Six Months Ended June 30, 2020 and 2019

Real Property Operations - Total Portfolio

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended				Six Months Ended
	June 30, 2020	June 30, 2019	Change	% Change	June 30, 2020	June 30, 2019	Change	% Change
Financial Information (in thousands)
Income from real property	$231,484	$223,644	$7,840	3.5%	$469,269	$438,727	$30,542	7.0%
Property operating expenses
Payroll and benefits	20,723	22,097	(1,374)	(6.2)%	42,053	40,968	1,085	2.6%
Legal, taxes, and insurance	2,706	2,364	342	14.5%	5,839	4,748	1,091	23.0%
Utilities	24,533	23,650	883	3.7%	50,307	48,078	2,229	4.6%
Supplies and repairs	9,574	9,729	(155)	(1.6)%	16,604	16,083	521	3.2%
Other(1)	7,668	8,048	(380)	(4.7)%	14,458	13,920	538	3.9%
Real estate taxes	17,723	15,726	1,997	12.7%	34,899	31,056	3,843	12.4%
Property operating expenses	82,927	81,614	1,313	1.6%	164,160	154,853	9,307	6.0%
Real Property NOI	$148,557	$142,030	$6,527	4.6%	$305,109	$283,874	$21,235	7.5%
(1) Includes COVID-19 personal protective equipment expense of $1,094 for the six months ended June 30, 2020.

	As of
	June 30, 2020	June 30, 2019		Change
Other Information
Number of properties	426	382		44

MH occupancy	96.5%
RV occupancy	100.0%
MH & RV blended occupancy (1)	97.3%	96.6%		0.7%

Sites available for development	9,742	10,754		(1,012)

Monthly base rent per site - MH	$584	$568		$16
Monthly base rent per site - RV (2)	$497	$472	(3)	$25
Monthly base rent per site - Total	$565	$546	(3)	$19
(1) Overall occupancy percentage includes MH and annual RV sites and excludes transient RV sites.
(2) Monthly base rent pertains to annual RV sites and excludes transient RV sites.
(3) Canadian currency figures included within the three and six months ended June 30,2019 have been translated at 2020 average exchange rates.

The $6.5 million increase in Real Property NOI consists of $1.9 million from Same Communities as detailed below and $4.6 million from recently acquired properties in the three months ended June 30, 2020 as compared to the same period in 2019.

The $21.2 million increase in Real Property NOI consists of $11.3 million from Same Communities as detailed below and $9.9 million from recently acquired properties in the six months ended June 30, 2020 as compared to the same period in 2019.

SUN COMMUNITIES, INC.
Real Property Operations - Same Communities

A key management tool used when evaluating performance and growth of our properties is a comparison of our Same Communities. The Same Communities data includes all properties which we have owned and operated continuously since January 1, 2019, exclusive of properties recently completed or under construction, and other properties as determined by management. The Same Community data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations. In order to evaluate the growth of the Same Communities, management has classified certain items differently than our GAAP statements. The reclassification difference between our GAAP statements and our Same Community portfolio is the reclassification of water and sewer revenues from income from real property to utilities. A significant portion of our utility charges are re-billed to our residents.

The following tables reflect certain financial and other information for our Same Communities as of and for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended				Six Months Ended
	June 30, 2020	June 30, 2019	Change	% Change	June 30, 2020	June 30, 2019	Change	% Change
Financial Information (in thousands)
Income from real property	$204,478	$208,214	$(3,736)	(1.8)%	$419,150	$412,352	$6,798	1.6%
Property operating expenses
Payroll and benefits	17,981	21,232	(3,251)	(15.3)%	36,793	39,656	(2,863)	(7.2)%
Legal, taxes, and insurance	2,427	2,272	155	6.8%	5,315	4,611	704	15.3%
Utilities	13,476	14,512	(1,036)	(7.1)%	28,586	30,232	(1,646)	(5.4)%
Supplies and repairs	8,188	9,325	(1,137)	(12.2)%	14,317	15,627	(1,310)	(8.4)%
Other (1)	6,276	7,262	(986)	(13.6)%	11,843	12,667	(824)	(6.5)%
Real estate taxes	16,076	15,436	640	4.1%	32,040	30,596	1,444	4.7%
Property operating expenses	64,424	70,039	(5,615)	(8.0)%	128,894	133,389	(4,495)	(3.4)%
Real Property NOI	$140,054	$138,175	$1,879	1.4%	$290,256	$278,963	$11,293	4.0%
(1) Includes COVID-19 personal protective equipment expense of $910 for the six month ended June 2020.

	As of
	June 30, 2020	June 30, 2019	Change
Other Information
Number of properties	367	367	—

MH occupancy	96.9%
RV occupancy	100.0%
MH & RV blended occupancy (2)	97.6%

Adjusted MH occupancy (1)	98.4%
Adjusted RV occupancy (1)	100.0%
Adjusted MH & RV blended occupancy (1) (2)	98.7%	96.8%	1.9%

Monthly base rent per site - MH	$593	$570	$23
Monthly base rent per site - RV (3)	$499	$472	$27
Monthly base rent per site - Total	$571	$547	$24
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

The amounts in the table above reflect constant currency for comparative purposes. Canadian currency figures included within the three and six months ended June 30, 2019 have been translated at 2020 average exchange rates. We have reclassified water and sewer revenues of $9.4 million and $8.5 million for the three months ended June 30, 2020 and 2019, and $18.3 million and $16.9 million for the six months ended June 30, 2020 and 2019, respectively, to reflect the utility expenses associated with our Same Community portfolio net of recovery.

SUN COMMUNITIES, INC.
For the three months ended June 30, 2020 and 2019, the 1.4 percent growth in NOI is primarily due to decreased Property operating expenses of $5.6 million, or 8.0 percent, partially offset by decreased Income from real property of $3.7 million, or 1.8 percent. The decrease in Property operating expenses was primarily attributable to decreases in utilities, supplies and repair costs, and payroll and benefits; all of which were impacted by COVID-19 business operation restrictions. Income from real property decreased due to fewer transient reservations at RV parks due to travel restrictions and required reduced business operations.

For the six months ended June 30, 2020 and 2019, the 4.0 percent growth in NOI is primarily due to increased Income from real property of $6.8 million, or 1.6 percent, and a $4.5 million, or 3.4 percent, decrease in Property operating expenses. Income from real property increased due to a 4.3 percent increase in total monthly base rent per site when compared to the same period in 2019, and a 1.9 percent increase in occupancy. This increase was partially offset by a decrease in transient revenue primarily due to fewer transient reservations at RV parks due to travel restrictions and required reduced business operations. The decrease in Property operating expenses was primarily attributable to decreases in utilities, supplies and repair costs, and payroll and benefits; all of which were impacted by COVID-19 business operation restrictions.

SUN COMMUNITIES, INC.
Home Sales Summary

We purchase new homes and acquire pre-owned and repossessed manufactured homes, generally located within our communities, from lenders, dealers, and former residents to sell or lease to current and prospective residents.

The following table reflects certain financial and statistical information for our Home Sales Program for the three and six months ended June 30, 2020 and 2019 (in thousands, except for average selling prices and statistical information):

	Three Months Ended				Six Months Ended
	June 30, 2020	June 30, 2019	Change	% Change	June 30, 2020	June 30, 2019	Change	% Change
Financial Information
New homes
New home sales	$19,206	$16,704	$2,502	15.0%	$34,802	$32,085	$2,717	8.5%
New home cost of sales	15,707	14,833	874	5.9%	28,317	27,979	338	1.2%
NOI / Gross Profit – new homes	$3,499	$1,871	$1,628	87.0%	$6,485	$4,106	$2,379	57.9%
Gross margin % – new homes	18.2%	11.2%	7.0%		18.6%	12.8%	5.8%
Average selling price – new homes	$137,186	$120,173	$17,013	14.2%	$134,371	$121,534	$12,837	10.6%

Pre-owned homes
Pre-owned home sales	$19,324	$30,538	$(11,214)	(36.7)%	$44,315	$54,775	$(10,460)	(19.1)%
Pre-owned home cost of sales	13,474	19,602	(6,128)	(31.3)%	30,896	35,733	(4,837)	(13.5)%
NOI / Gross Profit – pre-owned homes	$5,850	$10,936	$(5,086)	(46.5)%	$13,419	$19,042	$(5,623)	(29.5)%
Gross margin % – pre-owned homes	30.3%	35.8%	(5.5)%		30.3%	34.8%	(4.5)%
Average selling price – pre-owned homes	$41,028	$38,754	$2,274	5.9%	$39,744	$37,491	$2,253	6.0%

Total home sales
Revenue from home sales	38,530	47,242	(8,712)	(18.4)%	79,117	86,860	(7,743)	(8.9)%
Cost of home sales	29,181	34,435	(5,254)	(15.3)%	59,213	63,712	(4,499)	(7.1)%
NOI / Gross Profit – home sales	$9,349	$12,807	$(3,458)	(27.0)%	$19,904	$23,148	$(3,244)	(14.0)%

Statistical Information
New home sales volume	140	139	1	0.7%	259	264	(5)	(1.9)%
Pre-owned home sales volume	471	788	(317)	(40.2)%	1,115	1,461	(346)	(23.7)%
Total home sales volume	611	927	(316)	(34.1)%	1,374	1,725	(351)	(20.3)%

Gross Profit - new homes
For the three months ended June 30, 2020, the $1.6 million, or 87.0 percent increase in gross profit is primarily the result of a 14.2 percent increase in the new home average selling price which drove a 7.0 percent increase in new home sales gross margin, as compared to the same period in 2019.

For the six months ended June 30, 2020, the $2.4 million, or 57.9 percent increase in gross profit is primarily the result of a 10.6 percent increase in the new home average selling price which drove a 5.8 percent increase in new home sales gross margin, as compared to the same period in 2019.

Gross Profit - pre-owned homes
For the three months ended June 30, 2020, the $5.1 million or 46.5 percent decrease in gross profit is primarily the result of a 40.2 percent decrease in pre-owned home sales volume coupled with a 5.5 percent decrease in pre-owned homes gross margin, as compared to the same period in 2019.

For the six months ended June 30, 2020, the $5.6 million or 29.5 percent decrease in gross profit is primarily the result of a 23.7 percent decrease in pre-owned home sales volume coupled with 4.5 percent decrease in pre-owned homes gross margin, as compared to the same period in 2019.

SUN COMMUNITIES, INC.
Rental Program Summary

The following table reflects certain financial and other information for our Rental Program as of and for the three and six months ended June 30, 2020 and 2019 (in thousands, except for statistical information):

	Three Months Ended				Six Months Ended
	June 30, 2020	June 30, 2019	Change	% Change	June 30, 2020	June 30, 2019	Change	% Change
Financial Information
Revenues
Rental home revenue	$14,968	$14,412	$556	3.9%	$30,440	$28,383	$2,057	7.2%
Site rent from Rental Program (1)	18,591	17,178	1,413	8.2%	36,598	34,056	2,542	7.5%
Rental Program revenue	33,559	31,590	1,969	6.2%	67,038	62,439	4,599	7.4%
Expenses
Repairs and refurbishment	2,256	2,889	(633)	(21.9)%	5,209	5,237	(28)	(0.5)%
Taxes and insurance	2,006	1,827	179	9.8%	4,019	3,691	328	8.9%
Other	423	461	(38)	(8.2)%	951	1,081	(130)	(12.0)%
Rental Program operating and maintenance	4,685	5,177	(492)	(9.5)%	10,179	10,009	170	1.7%
Rental Program NOI	$28,874	$26,413	$2,461	9.3%	$56,859	$52,430	$4,429	8.4%

Other Information
Number of sold rental homes	122	332	(210)	(63.3)%	356	542	(186)	(34.3)%
Number of occupied rentals, end of period					11,785	11,230	555	4.9%
Investment in occupied rental homes, end of period					$621,327	$561,219	$60,108	10.7%
Weighted average monthly rental rate, end of period					$1,018	$975	$43	4.4%
(1) The renter’s monthly payment includes the site rent and an amount attributable to the home lease. The site rent is reflected in Real Property Operations’ segment revenue. For purposes of management analysis, site rent is included in Rental Program revenue to evaluate the incremental revenue gains associated with the implementation of the Rental Program, and to assess the overall growth and performance of the Rental Program and financial impact on our operations.

Rental Program NOI increased $2.5 million, or 9.3 percent for the three months ended June 30, 2020 as compared to the same period in 2019. The increase is primarily due to an increase in Rental Program revenue of 6.2 percent, or $2.0 million, in addition to a $0.5 million decrease in expenses.

Rental Program NOI increased $4.4 million, or 8.4 percent for the six months ended June 30, 2020 as compared to the same period in 2019. The increase is primarily due to an increase in Rental Program revenue of 7.4 percent, or $5.0 million. The increase in revenue is partially attributable to a 4.4 percent increase in the weighted average monthly rental rate and a 4.9 percent increase in the number of occupied rentals in the six months ended June 30, 2020 as compared to the same period in 2019.

SUN COMMUNITIES, INC.
Other Items - Statements of Operations (1)

The following table summarizes other income and expenses for the three and six months ended June 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2020	June 30, 2019	Change	% Change	June 30, 2020	June 30, 2019	Change	% Change
Ancillary revenues, net	$4,149	$7,240	$(3,091)	(42.7)%	$6,862	$10,317	$(3,455)	(33.5)%
Interest income	$2,635	$4,919	$(2,284)	(46.4)%	$4,985	$9,719	$(4,734)	(48.7)%
Brokerage commissions and other revenues, net	$3,274	$2,508	$766	30.5%	$7,187	$6,188	$999	16.1%
Home selling expenses	$2,864	$3,626	$(762)	(21.0)%	$6,856	$6,950	$(94)	(1.4)%
General and administrative expenses	$26,733	$23,697	$3,036	12.8%	$52,250	$45,584	$6,666	14.6%
Catastrophic weather-related charges, net	$(566)	$179	$(745)	(416.2)%	$40	$961	$(921)	(95.8)%
Depreciation and amortization	$87,265	$76,153	$11,112	14.6%	$170,954	$152,709	$18,245	11.9%
Loss on extinguishment of debt (see Note 8)	$1,930	$70	$1,860	N/M	$5,209	$723	$4,486	N/M
Interest expense	$31,428	$33,661	$(2,233)	(6.6)%	$63,844	$67,675	$(3,831)	(5.7)%
Interest on mandatorily redeemable preferred OP units / equity	$1,042	$1,181	$(139)	(11.8)%	$2,083	$2,275	$(192)	(8.4)%
Gain / (loss) on remeasurement of marketable securities (see Note 14)	$24,519	$3,620	$20,899	N/M	$(4,128)	$3,887	$(8,015)	N/M
Gain / (loss) on foreign currency translation	$10,374	$1,116	$9,258	N/M	$(7,105)	$3,081	$(10,186)	N/M
Other expense, net	$(552)	$(95)	$(457)	N/M	$(854)	$(162)	$(692)	N/M
Gain / (loss) on remeasurement of notes receivable (see Note 4)	$246	$—	$246	N/A	$(1,866)	$—	$(1,866)	N/A
Income from nonconsolidated affiliates (see Note 6)	$92	$479	$(387)	(80.8)%	$144	$867	$(723)	(83.4)%
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates (see Note 6)	$1,132	$—	$1,132	N/A	$(1,059)	$—	$(1,059)	N/A
Current tax expense (see Note 12)	$(119)	$(272)	$153	(56.3)%	$(569)	$(486)	$(83)	17.1%
Deferred tax benefit (see Note 12)	$112	$96	$16	16.7%	$242	$313	$(71)	(22.7)%
Preferred return to preferred OP units / equity	$1,584	$1,718	$(134)	(7.8)%	$3,154	$3,041	$113	3.7%
Income attributable to noncontrolling interests	$2,861	$2,585	$276	10.7%	$1,899	$3,626	$(1,727)	(47.6)%
Preferred stock distribution	$—	$428	$(428)	(100.0)%	$—	$860	$(860)	(100.0)%
(1) Only items determined by management to be material, of interest, or unique to the periods disclosed above are explained below.
N/M = Percentage change is not meaningful

Anciliary revenues, net - for the three and six months ended June 30, 2020, decreased primarily due to COVID-19 related travel restrictions leading to fewer guest reservations and ancillary purchases at RV resorts.

Interest income - for the three and six months ended June 30, 2020, decreased primarily due to lower balances on our notes receivable and derecognition of collateralized notes receivable in November 2019.

General and administrative expenses - for the three and six months ended June 30, 2020, increased primarily due to an increase in wages and incentives as compared to the same period in 2019, and COVID-19 personal protective equipment expense that did not exist in 2019.

Depreciation and amortization - for the three and six months ended June 30, 2020, increased as a result of property acquisitions during 2019 and 2020. Refer to Note 3, “Real Estate Acquisitions,” in our accompanying Consolidated Financial Statements for additional information.

Loss on extinguishment of debt - for the three and six months ended June 30, 2020, increased primarily due to higher prepayment penalties related to debt and financing activity as compared to the same period in 2019. Refer to Note 8, “Debt and Lines of Credit,” in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.
Interest expense - for the three and six months ended June 30, 2020, decreased primarily due to lower prevailing interest rates and lower outstanding balances on our lines of credit as compared to the same period in 2019. Refer to Note 8, “Debt and Lines of Credit,” of our accompanying Consolidated Financial Statements for additional information.

Gain (loss) on remeasurement of marketable securities - for the three months ended June 30, 2020, was a $20.9 million gain, which represents the remeasurement gain from our investment in marketable securities. For the six months ended June 30, 2020, there was an $8.0 million loss on remeasurement of marketable securities. Refer to Note 14, “Fair Value of Financial Instruments,” in our accompanying Consolidated Financial Statements for additional information.

Gain (loss) on foreign currency translation - for the three months ended June 30, 2020, was a $9.3 million gain as compared to the same period in 2019, primarily due to the fluctuation in exchange rate on Canadian and Australian denominated currencies. For the six months ended June 30, 2020, there was a $10.2 million loss as compared to the same period in 2019.

Gain (loss) on remeasurement of notes receivable - represents the adjustment of our in-house financing notes receivable portfolio, for which we elected the fair value option on January 1, 2020. Refer to Note 4, “Notes and Other Receivables,” Note 14, “Fair Value of Financial instruments,” in our accompanying Consolidated Financial Statements for additional information.

Gain (loss) on remeasurement of investment in nonconsolidated affiliates - represents the adjustment of our equity investment in GTSC, for which we elected the fair value option on January 1, 2020. Refer to Note 6, “Investment in Nonconsolidated Affiliates,” in our accompanying Consolidated Financial Statements for additional information.

Income attributable to noncontrolling interests - for the six months ended June 30, 2020, decreased primarily as a result of decreased performance in our RV based joint ventures as compared to the same period in 2019. This decreased performance is attributable to the impact of COVID-19 on reservations at RV resorts.

SUN COMMUNITIES, INC.
Reconciliation of Net Income Attributable to Sun Communities, Inc. Common Stockholders to FFO

The following table reconciles Net income attributable to Sun Communities, Inc. common stockholders to FFO for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net Income Attributable to Sun Communities, Inc. Common Stockholders	$58,910	$40,385	$42,824	$74,716
Adjustments
Depreciation and amortization	87,296	76,294	171,048	153,006
Depreciation on nonconsolidated affiliates	19	—	19	—
(Gain) / loss on remeasurement of marketable securities	(24,519)	(3,620)	4,128	(3,887)
(Gain) / loss on remeasurement of investment in nonconsolidated affiliates	(1,132)	—	1,059	—
(Gain) / loss on remeasurement of notes receivable	(246)	—	1,866	—
Income attributable to noncontrolling interests	1,942	2,158	1,646	2,881
Preferred return to preferred OP units	—	537	1,000	1,064
Preferred distribution to Series A-4 preferred stock	—	428	—	860
Gain on disposition of assets, net	(4,178)	(8,070)	(9,740)	(13,749)
FFO Attributable To Sun Communities, Inc. Common Stockholders And Dilutive Convertible Securities (1)	118,092	108,112	213,850	214,891
Adjustments
Other acquisition related costs (2)	504	366	889	526
Loss on extinguishment of debt	1,930	70	5,209	723
Catastrophic weather-related charges, net	(567)	194	39	976
Loss of earnings - catastrophic weather related (3)	—	377	300	377
(Gain) / loss on foreign currency translation	(10,374)	(1,116)	7,105	(3,081)
Other expense, net	552	95	854	162
Other adjustments (4)	188	(96)	58	(313)
Core FFO Attributable To Sun Communities, Inc. Common Stockholders And Dilutive Convertible(1)	$110,325	$108,002	$228,304	$214,261

Weighted average common shares outstanding - basic	95,859	87,130	94,134	86,325
Add
Common OP units	2,448	2,487	2,430	2,605
Common stock issuable upon conversion of stock options	1	1	1	1
Restricted stock	305	433	390	444
Common stock issuable upon conversion of Series A-3 preferred OP units	—	75	75	75
Common stock issuable upon conversion of Series A-1 preferred OP units	—	793	740	798
Common stock issuable upon conversion of Series A-4 preferred stock	—	467	—	467
Weighted Average Common Shares Outstanding - Fully Diluted	98,613	91,386	97,770	90,715

FFO Attributable To Sun Communities, Inc. Common Stockholders And Dilutive Convertible Securities Per Share - Fully Diluted	$1.20	$1.18	$2.19	$2.37

Core FFO Attributable To Sun Communities, Inc. Common Stockholders And Dilutive Convertible Securities Per Share - Fully Diluted	$1.12	$1.18	$2.34	$2.36

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
(4) Adjustments include deferred compensation amortization upon retirement and deferred tax benefits.

SUN COMMUNITIES, INC.
LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity demands have historically been, and are expected to continue to be, distributions to our stockholders and the unit holders of the Operating Partnership, capital improvement of properties, the purchase of new and pre-owned homes, property acquisitions, development and expansion of properties, and debt repayment.

Subject to market conditions, we intend to continue to identify opportunities to expand our development pipeline and acquire existing communities. We finance acquisitions through available cash, secured financing, draws on our lines of credit, the assumption of existing debt on properties, and the issuance of equity securities. We will continue to evaluate acquisition opportunities that meet our criteria. Refer to Note 3, “Real Estate Acquisitions,” in our accompanying Consolidated Financial Statements for information regarding recent community acquisitions.

We also intend to continue to strengthen our capital and liquidity positions by focusing on our core fundamentals, which are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our liquidity requirements through available cash balances, cash flows generated from operations, draws on our lines of credit, and the use of debt and equity offerings under our shelf registration statement. Refer to Note 8, “Debt and Lines of Credit,” and Note 9, “Equity and Temporary Equity,” in our accompanying Consolidated Financial Statements for additional information.

Capital Expenditures

Our capital expenditures include expansion sites and development construction costs, lot modifications, recurring capital expenditures and rental home purchases.

For the six months ended June 30, 2020 and 2019, expansion and development activities of $127.1 million and $121.3 million, respectively, related to costs consisting primarily of construction of sites and other costs necessary to complete home site improvements. The increase is primarily driven by the ground-up developments and redevelopment at five communities.

For the six months ended June 30, 2020 and 2019, lot modification expenditures were $14.2 million and $13.9 million, respectively. These expenditures improve asset quality in our communities and are incurred when an existing home is removed and the site is prepared for a new home (more often than not, a multi-sectional home). These activities, which are mandated by strict manufacturer’s installation requirements and state building codes, include items such as new foundations, driveways, and utility upgrades.

For the six months ended June 30, 2020 and 2019, recurring capital expenditures were $9.1 million and $11.1 million, respectively, related to our continued commitment to the upkeep of our properties.

Due to COVID-19, during March, April and May 2020, we significantly curtailed non-essential capital expenditures activities, and we are carefully assessing acquisition activity in the near term to preserve financial flexibility. We used a portion of the proceeds from our equity raise in May 2020, to fund certain recurring capital expenditures in our communities to maintain the quality of our communities and protect the equity of our residents’ investments in their homes. We are actively reviewing our acquisition pipeline for transactions that meet our business objectives.

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

SUN COMMUNITIES, INC.
Cash Flow Activities

Our cash flow activities are summarized as follows (in thousands):

	Six Months Ended
	June 30, 2020	June 30, 2019
Net Cash Provided by Operating Activities	$302,027	$259,844
Net Cash Used for Investing Activities	$(368,116)	$(570,530)
Net Cash Provided by Financing Activities	$420,665	$294,019
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$(192)	$443

Cash, cash equivalents and restricted cash increased by $354.4 million from $34.8 million as of December 31, 2019, to $389.2 million as of June 30, 2020.

Operating Activities - Net cash provided by operating activities increased by $42.2 million from $259.8 million for the six months ended June 30, 2019 to $302.0 million for the six months ended June 30, 2020.

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

Investing Activities - Net cash used for investing activities was $368.1 million for the six months ended June 30, 2020, compared to $570.5 million for the six months ended June 30, 2019. Refer to Note 3, “Real Estate Acquisitions,” in our accompanying Consolidated Financial Statements for additional information.

Financing Activities - Net cash provided by financing activities was $420.7 million for the six months ended June 30, 2020, compared to net cash provided by financing activities of $294.0 million for the six months ended June 30, 2019. Refer to Note 8, “Debt and Lines of Credit” and Note 9, “Equity and Temporary Equity,” in our accompanying Consolidated Financial Statements for additional information.

Financial Flexibility

In May 2020, we closed an underwritten registered public offering of 4,968,000 shares of common stock. Proceeds from the offering were $633.1 million after deducting expenses related to the offering. We used the net proceeds of this offering to repay borrowings outstanding under the revolving loan under our senior credit facility. We intend to use the remaining net proceeds of this offering to fund possible future acquisitions, for working capital and general corporate purposes.

In July 2017, we entered into an at the market offering sales agreement (as amended, the “Sales Agreement”) with certain sales agents (collectively, the “Sales Agents”), whereby we may offer and sell shares of our common stock, having an aggregate offering price of up to $450.0 million, from time to time through the Sales Agents. The Sales Agents are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold under the Sales Agreement. Through June 30, 2020, we have sold shares of our common stock for gross proceeds of $163.8 million under the Sales Agreement. There were no issuances of common stock under the Sales Agreement during the three months ended June 30, 2020 or the year ended December 31, 2019.

In October 2019, we assumed a term loan facility with Citibank N.A. (“Citibank”), in the amount of $58.0 million in relation to an acquisition. The term loan has a four-year term ending October 29, 2023, and bears interest at a floating rate based on the Eurodollar rate or Prime rate. The outstanding balance was $50 million at June 30, 2020 and $57.0 million at December 31, 2019, respectively.

SUN COMMUNITIES, INC.
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

The A&R Facility bears interest at a floating rate based on the Eurodollar rate or Bank Bill Swap Bid Rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which margin can range from 1.20 percent to 2.10 percent for the revolving loan and 1.20 percent to 2.05 percent for the term loan. As of June 30, 2020, the margin based on our leverage ratio was 1.2 percent on the revolving loan and 1.2 percent on the term loan. We had $63.9 million and no borrowings on the revolving loan and the term loan, respectively, as of June 30, 2020. We had $123.6 million of borrowings on the revolving loan and no borrowings on the term loan, as of December 31, 2019.

The A&R Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit but does reduce the borrowing amount available. At June 30, 2020 and December 31, 2019, we had approximately $3.1 million and $2.8 million of outstanding letters of credit, respectively.

Pursuant to the terms of the A&R Facility, we are subject to various financial and other covenants. We are currently in compliance with these covenants and do not anticipate that we will be unable to meet these covenants in the near term as a result of COVID-19’s impact on our business. The most restrictive financial covenants for the A&R Facility are as follows:

Covenant	Requirement	As of June 30, 2020
Maximum Leverage Ratio	<65.0%	23.9%
Minimum Fixed Charge Coverage Ratio	>1.40	3.30
Minimum Tangible Net Worth	>$3,257,121	$6,323,362
Maximum Dividend Payout Ratio	<95.0%	62.8%
Maximum Variable Rate Indebtedness	<50.0%	0.9%

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, expansion and development of communities, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties.

As of June 30, 2020, all of our MH communities and RV resorts are open. Our execution of both our operation and financial plans has helped to mitigate the impact of COVID-19 on our business. These efforts include an equity offering in May 2020 of $633.1 million after deducting expenses related to the offering, to bolster our liquidity. We also eliminated, reduced or deferred non-essential expenditures for a limited time period. Additionally, our Board of Directors and executive officers elected to forgo base compensation for the second quarter. Compensation to both our Board of Directors and executive officers has been restored to prior levels effective July 1, 2020. Cost containment measures included the furlough of a group of team members in April 2020. Over 80 percent of furloughed team members have returned to work as of June 30, 2020. We continue to provide medical health coverage to furloughed team members, if enrolled, at no cost to the team member.

To bolster liquidity, we maintained elevated unrestricted cash on hand as of June 30, 2020 of approximately $373.5 million and have used a portion of the proceeds of our equity raise to pay down the balance on our line of credit. As of June 30, 2020, there is approximately $683.0 million of remaining capacity on the line of credit. We also have 151 unencumbered properties with an estimated asset value, as of June 30, 2020, of approximately $2.8 billion available to secure potential mortgage debt.

SUN COMMUNITIES, INC.
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

As of June 30, 2020, our net debt to enterprise value was approximately 17.8 percent (assuming conversion of all common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series C preferred OP units, Series D preferred OP units, Series E preferred OP units, and Series F preferred OP units to shares of common stock). Our debt has a weighted average maturity of approximately 11.6 years and a weighted average interest rate of 3.9 percent.

Off-Balance Sheet Arrangements

Our off-balance sheet investments include nonconsolidated affiliates. These investments all have varying ownership structures. Substantially all of our nonconsolidated affiliates are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control, over the operating and financial decisions of these JV arrangements. Refer to Note 6,"Investment in Nonconsolidated Affiliates," and Note 8, "Debt and Lines of Credit," in the accompanying consolidated financial statements, for additional information on our off-balance sheet investments.

Nonconsolidated Affiliate Indebtedness - During September 2019, GTSC, LLC entered into a warehouse line of credit with a maximum loan amount of $125.0 million. During February 2020, the maximum amount was increased to $140.0 million. As of June 30, 2020, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by GTSC was approximately $140.0 million (of which our proportionate share is approximately $56.0 million). The debt bears interest at a variable rate based on LIBOR plus 1.65 percent per annum and matures on September 15, 2023. Refer to Note 6,"Investment in Nonconsolidated Affiliates," for additional information on our nonconsolidated affiliates.

SUN COMMUNITIES, INC.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains various “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as “forecasts,” “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “predicts,” “potential,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled,” “guidance” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under “Risk Factors” in our 2019 Annual Report on Form 10-K, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and in our other filings with the SEC, such risks and uncertainties include, but are not limited to:
•outbreaks of disease, including the COVID-19 pandemic, and related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations;
•changes in general economic conditions, the real estate industry, and the markets in which we operate;
•difficulties in our ability to evaluate, finance, complete and integrate acquisitions, developments and expansions successfully;
•our liquidity and refinancing demands;
•our ability to obtain or refinance maturing debt;
•our ability to maintain compliance with covenants contained in our debt facilities;
•availability of capital;
•changes in foreign currency exchange rates, including between the U.S. dollar and each of the Canadian dollar and the Australian dollar;
•our ability to maintain rental rates and occupancy levels;
•our failure to maintain effective internal control over financial reporting and disclosure controls and procedures;
•increases in interest rates and operating costs, including insurance premiums and real property taxes;
•risks related to natural disasters such as hurricanes, earthquakes, floods and wildfires;
•general volatility of the capital markets and the market price of shares of our capital stock;
•our failure to maintain our status as a REIT;
•changes in real estate and zoning laws and regulations;
•legislative or regulatory changes, including changes to laws governing the taxation of REITs;
•litigation, judgments or settlements;
•competitive market forces;
•the ability of manufactured home buyers to obtain financing; and
•the level of repossessions by manufactured home lenders.

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

Our variable rate debt totaled $115.4 million and $76.1 million as of June 30, 2020 and 2019, respectively, and bears interest at Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0 percent, our interest expense would have increased or decreased by approximately $1.5 million for the six months ended June 30, 2020 and 2019, respectively, based on the $306.3 million and $307.1 million average balances outstanding under our variable rate debt facilities, respectively.

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

At June 30, 2020 and December 31, 2019, our stockholder’s equity included $202.1 million and $202.5 million from our Canadian subsidiaries and Australian equity investments, respectively, which represented 4.6 percent and 5.2 percent of total stockholder’s equity, respectively. Based on our sensitivity analysis, a 10.0 percent strengthening of the U.S. dollar against the Canadian and Australian dollar would have caused a reduction of $20.2 million to our total stockholder’s equity at June 30, 2020 and December 31, 2019.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at June 30, 2020. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in internal control over financial reporting

There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COMMUNITIES, INC.
PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to “Legal Proceedings” in Part 1 - Item 1 - Note 15, “Commitments and Contingencies,” in our accompanying Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors described in Part 1, Item 1A, “Risk Factors,” in our 2019 Annual Report, and Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q filed April 23, 2020, which could materially affect our business, financial condition or future results. There have been no material changes to the disclosure on these matters as set forth in such reports.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Holders of our OP units have converted the following units during the three months ended June 30, 2020:

		Three Months Ended
		June 30, 2020
Series	Conversion Rate	Units/Shares Converted	Common Stock (1)
Common OP unit	1.0000	14,156	14,156
Series A-1 preferred OP unit	2.4390	2,437	5,943
(1) Calculation may yield minor differences due to rounding incorporated in the above numbers.

All of the above shares of common stock were issued in private placements in reliance on Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.

Effective as of May 14, 2020, the Operating Partnership issued 90,000 Series F preferred OP units and 82,420 common OP units as consideration in the acquisition of Forest Springs. The issuance by the Operating Partnership of all such securities was made in reliance upon the exemption from registration afforded by Section 4(a)(2) of the Securities Act.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Sun Communities, Inc. Articles of Restatement	Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K filed on February 22, 2018
3.2	Third Amended and Restated Bylaws	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on May 12, 2017
10.2	Fourth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated May 14, 2020	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on May 18, 2020
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SUN COMMUNITIES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 23, 2020	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)