Form 10-Q
period 2020-09-30
SUN COMMUNITIES INC
filed 2020-10-22
CIK 912593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2020.

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

Number of shares of Common Stock, $0.01 par value per share, outstanding as of October 15, 2020: 98,280,096

SUN COMMUNITIES, INC.
PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	September 30, 2020	December 31, 2019
Assets
Land	$1,441,372	$1,414,279
Land improvements and buildings	7,119,163	6,595,272
Rental homes and improvements	649,004	627,175
Furniture, fixtures and equipment	338,236	282,874
Investment property	9,547,775	8,919,600
Accumulated depreciation	(1,900,306)	(1,686,980)
Investment property, net (including $385,296 and $344,300 for consolidated VIEs at September 30, 2020 and December 31, 2019; see Note 7)	7,647,469	7,232,620
Cash, cash equivalents and restricted cash	115,529	34,830
Marketable securities; (see Note 14)	107,083	94,727
Inventory of manufactured homes	48,130	62,061
Notes and other receivables, net	191,508	157,926
Other assets, net (including $24,651 and $23,894 for consolidated VIEs at September 30, 2020 and December 31, 2019; see Note 7)	225,998	219,896
Total Assets	$8,335,717	$7,802,060
Liabilities
Mortgage loans payable (including $46,197 and $46,993 for consolidated VIEs at September 30, 2020 and December 31, 2019; see Note 7)	$3,191,380	$3,180,592
Preferred Equity - Sun NG RV Resorts LLC - mandatorily redeemable (fully attributable to consolidated VIEs; see Note 7)	35,249	35,249
Preferred OP units - mandatorily redeemable	34,663	34,663
Lines of credit and other debt	79,321	183,898
Distributions payable	79,600	71,704
Advanced reservation deposits and rent	146,909	133,420
Accrued expenses and accounts payable	140,848	127,289
Other liabilities (including $21,380 and $13,631 for consolidated VIEs at September 30, 2020 and December 31, 2019; see Note 7)	83,952	81,289
Total Liabilities	3,791,922	3,848,104
Commitments and contingencies (see Note 15)
Series D preferred OP units	50,034	50,913
Series F preferred OP units	8,930	—
Series G preferred OP units	26,072	—
Equity interests - NG Sun LLC and NG Sun Whitewater LLC (fully attributable to consolidated VIEs; see Note 7)	27,513	27,091
Stockholders' Equity
Common stock, $0.01 par value. Authorized: 180,000 shares; Issued and outstanding: 98,280 September 30, 2020 and 93,180 December 31, 2019	983	932
Additional paid-in capital	5,851,380	5,213,264
Accumulated other comprehensive loss	(2,226)	(1,331)
Distributions in excess of accumulated earnings	(1,491,338)	(1,393,141)
Total Sun Communities, Inc. stockholders' equity	4,358,799	3,819,724
Noncontrolling interests
Common and preferred OP units	61,350	47,686
Consolidated VIEs (fully attributable to consolidated VIEs; see Note 7)	11,097	8,542
Total noncontrolling interests	72,447	56,228
Total Stockholders' Equity	4,431,246	3,875,952
Total Liabilities, Temporary Equity and Stockholders' Equity	$8,335,717	$7,802,060

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues
Income from real property	$284,373	$251,163	$753,642	$689,890
Revenue from home sales	47,662	49,805	126,779	136,665
Rental home revenue	16,171	14,444	46,611	42,827
Ancillary revenue	43,803	37,259	66,373	67,157
Interest income	2,624	4,770	7,609	14,489
Brokerage commissions and other revenues, net	5,881	5,002	13,068	11,190
Total Revenues	400,514	362,443	1,014,082	962,218
Expenses
Property operating and maintenance	90,647	79,095	219,908	202,892
Real estate taxes	17,442	15,399	52,341	46,455
Cost of home sales	36,237	36,318	95,450	100,030
Rental home operating and maintenance	5,949	6,444	16,128	16,453
Ancillary expenses	20,023	18,752	35,731	38,333
Home selling expenses	3,652	3,972	10,508	10,922
General and administrative expenses	27,243	22,946	79,493	68,530
Catastrophic weather-related charges, net	14	341	54	1,302
Depreciation and amortization	88,499	76,532	259,453	229,241
Loss on extinguishment of debt (see Note 8)	—	12,755	5,209	13,478
Interest expense	30,214	32,219	94,058	99,894
Interest on mandatorily redeemable preferred OP units / equity	1,047	1,216	3,130	3,491
Total Expenses	320,967	305,989	871,463	831,021
Income Before Other Items	79,547	56,454	142,619	131,197
Gain / (loss) on remeasurement of marketable securities (see Note 14)	1,492	12,661	(2,636)	16,548
Gain / (loss) on foreign currency translation	4,664	(3,046)	(2,441)	35
Gain on disposition of property	5,595	—	5,595	—
Other expense, net	(2,524)	(1,362)	(3,378)	(1,524)
Loss on remeasurement of notes receivable (see Note 4)	(445)	—	(2,311)	—
Income from nonconsolidated affiliates (see Note 6)	1,204	513	1,348	1,380
Loss on remeasurement of investment in nonconsolidated affiliates (see Note 6)	(446)	—	(1,505)	—
Current tax benefit / (expense) (see Note 12)	107	(420)	(462)	(906)
Deferred tax benefit / (expense) (see Note 12)	562	(349)	804	(36)
Net Income	89,756	64,451	137,633	146,694
Less: Preferred return to preferred OP units / equity	1,645	1,599	4,799	4,640
Less: Income attributable to noncontrolling interests	6,907	5,422	8,806	9,048
Net Income Attributable to Sun Communities, Inc.	81,204	57,430	124,028	133,006
Less: Preferred stock distribution	—	428	—	1,288
Net Income Attributable to Sun Communities, Inc. Common Stockholders	$81,204	$57,002	$124,028	$131,718

Weighted average common shares outstanding - basic	97,542	89,847	95,270	87,499
Weighted average common shares outstanding - diluted	97,549	90,332	95,273	87,500

Basic earnings per share (see Note 13)	$0.83	$0.63	$1.29	$1.49
Diluted earnings per share (see Note 13)	$0.83	$0.63	$1.29	$1.49

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net Income	$89,756	$64,451	$137,633	$146,694
Foreign currency translation gain / (loss) adjustment	2,146	(1,717)	(1,282)	1,771
Total Comprehensive Income	91,902	62,734	136,351	148,465
Less: Comprehensive Income attributable to noncontrolling interests	(6,804)	(5,346)	(8,419)	(9,140)
Comprehensive Income attributable to Sun Communities, Inc.	$85,098	$57,388	$127,932	$139,325

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Operating Activities
Net Cash Provided By Operating Activities	$464,458	$398,293
Investing Activities
Investment in properties	(401,976)	(412,092)
Acquisitions of properties, net of cash acquired	(256,359)	(403,889)
Proceeds from dispositions of assets and depreciated homes, net	37,389	43,157
Proceeds from disposition of properties	12,612	—
Issuance of notes and other receivables	(35,188)	(30,186)
Repayments of notes and other receivables	2,713	3,249
Investments in nonconsolidated affiliates	(33,390)	(42,896)
Distributions from nonconsolidated affiliates	8,491	43,406
Net Cash Used For Investing Activities	(665,708)	(799,251)
Financing Activities
Issuance of common stock, OP units, and preferred OP units, net	619,793	441,871
Redemption of Series B-3 preferred OP units	—	(2,675)
Borrowings on lines of credit	1,221,980	2,681,980
Payments on lines of credit	(1,328,440)	(2,669,348)
Proceeds from issuance of other debt	230,000	523,721
Payments on other debt	(220,288)	(372,219)
Prepayment penalty on collateralized term loans	(6,226)	(12,610)
Proceeds received from return of prepaid deferred financing costs	—	1,618
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(231,500)	(205,639)
Payments for deferred financing costs	(3,322)	(6,568)
Net Cash Provided By Financing Activities	281,997	380,131
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(48)	291
Net change in cash, cash equivalents and restricted cash	80,699	(20,536)
Cash, cash equivalents and restricted cash, beginning of period	34,830	62,262
Cash, Cash Equivalents and Restricted Cash, End of Period	$115,529	$41,726

	Nine Months Ended
	September 30, 2020	September 30, 2019
Supplemental Information
Cash paid for interest (net of capitalized interest of $7,169 and $5,673 respectively)	$100,047	$99,925
Cash paid for interest on mandatorily redeemable debt	$3,130	$3,132
Cash paid for income taxes	$1,069	$818
Noncash investing and financing activities
Reduction in secured borrowing balance	$—	$14,062
Change in distributions declared and outstanding	$7,861	$6,442
Conversion of common and preferred OP units	$793	$1,411
Conversion of Series A-4 preferred stock	$—	$337
Acquisitions - Common stock and OP units issued	$10,114	$—
Acquisitions - Debt	$—	$3,900
Acquisitions - Series D preferred interest	$—	$51,930
Acquisitions - Series E preferred interest	$9,000	$—
Acquisitions - Series F preferred interest	$9,000	$—
Acquisitions - Series G preferred interest	$26,071	$—
Acquisitions - Escrow	$—	$1,395
Acquisitions - Deferred liability	$—	$12,597

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF EQUITY
(In thousands) (Unaudited)

	Temporary Equity	Stockholders’ Equity
		Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Stockholders’ Equity	Total Equity
Balance at December 31, 2019	$78,004	$932	$5,213,264	$(1,393,141)	$(1,331)	$56,228	$3,875,952	$3,953,956
Issuance of common stock and common OP units, net	—	1	(7,141)	—	—	—	(7,140)	(7,140)
Conversion of OP units	—	—	446	—	—	(446)	—	—
Equity Interests - NG Sun LLC & NG Sun Whitewater LLC	98	—	—	(85)	—	—	(85)	13
Share-based compensation - amortization and forfeitures	—	—	4,928	93	—	—	5,021	5,021
Issuance of Series E preferred OP units	—	—	181	—	—	8,819	9,000	9,000
Foreign currency translation	—	—	—	—	(6,994)	(306)	(7,300)	(7,300)
Remeasurement of notes receivable and equity method investment (see Note 17)	—	—	—	1,953	—	—	1,953	1,953
Net income (loss)	(1,195)	—	—	(14,514)	—	231	(14,283)	(15,478)
Distributions	(457)	—	—	(73,730)	—	(2,918)	(76,648)	(77,105)
Balance at March 31, 2020	$76,450	$933	$5,211,678	$(1,479,424)	$(8,325)	$61,608	$3,786,470	$3,862,920
Issuance of common stock and common OP units, net	—	49	628,506	—	—	10,114	638,669	638,669
Conversion of OP units	—	1	130	—	—	(131)	—	—
Equity Interests - NG Sun LLC & NG Sun Whitewater LLC	(641)	—	—	(67)	—	—	(67)	(708)
Issuance of Series F preferred OP units	8,965	—	—	—	—	—	—	8,965
Share-based compensation - amortization and forfeitures	—	—	7,284	92	—	—	7,376	7,376
Foreign currency translation	—	—	—	—	3,850	22	3,872	3,872
Net income	(300)	—	—	60,492	—	3,163	63,655	63,355
Distributions	(492)	—	—	(77,635)	—	(2,971)	(80,606)	(81,098)
Balance at June 30, 2020	$83,982	$983	$5,847,598	$(1,496,542)	$(4,475)	$71,805	$4,419,369	$4,503,351
Issuance of common stock and common OP units, net	—	—	(1,622)	—	—	—	(1,622)	(1,622)
Conversion of OP units	—	—	216	—	—	(216)	—	—
Equity Interests - NG Sun LLC & NG Sun Whitewater LLC	67	—	—	(67)	—	—	(67)	—
Issuance of Series G preferred OP units	26,071	—	—	—	—	—	—	26,071
Share-based compensation - amortization and forfeitures	—	—	5,188	63	—	—	5,251	5,251
Foreign currency translation	—	—	—	—	2,249	(103)	2,146	2,146
Net income	2,958	—	—	82,849	—	3,949	86,798	89,756
Distributions	(529)	—	—	(77,641)	—	(2,988)	(80,629)	(81,158)
Balance at September 30, 2020	$112,549	$983	$5,851,380	$(1,491,338)	$(2,226)	$72,447	$4,431,246	$4,543,795

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF EQUITY
(In thousands) (Unaudited)

		Stockholders’ Equity
	Temporary Equity	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Stockholders’ Equity	Total Equity
Balance at December 31, 2018	$63,592	$864	$4,398,949	$(1,288,486)	$(4,504)	$60,499	$3,167,322	$3,230,914
Issuance of common stock and common OP units, net	—	1	(4,322)	—	—	—	(4,321)	(4,321)
Conversion of OP units	—	—	280	—	—	(280)	—	—
Equity Interests - NG Sun LLC	256	—	—	(65)	—	(191)	(256)	—
Share-based compensation - amortization and forfeitures	—	—	3,719	74	—	—	3,793	3,793
Issuance of Series D OP units	51,930	—	—	—	—	—	—	51,930
Foreign currency translation	—	—	—	—	1,498	77	1,575	1,575
Net income	178	—	—	36,086	—	863	36,949	37,127
Distributions	(528)	—	15	(65,214)	—	(2,954)	(68,153)	(68,681)
Balance at March 31, 2019	$115,428	$865	$4,398,641	$(1,317,605)	$(3,006)	$58,014	$3,136,909	$3,252,337
Issuance of common stock and common OP units, net	—	37	447,704	—	—	—	447,741	447,741
Conversion of OP units	(112)	5	242	—	—	(135)	112	—
Conversion of Series A-4 preferred stock	(337)	—	337	—	—	—	337	—
Equity Interests - NG Sun LLC	117	—	—	(308)	—	191	(117)	—
Share-based compensation - amortization and forfeitures	—	—	4,414	84	—	—	4,498	4,498
Foreign currency translation	—	—	—	—	1,822	91	1,913	1,913
Net income	15	—	—	42,531	—	2,570	45,101	45,116
Distributions	(558)	—	(15)	(68,494)	—	(2,642)	(71,151)	(71,709)
Balance at June 30, 2019	$114,553	$907	$4,851,323	$(1,343,792)	$(1,184)	$58,089	$3,565,343	$3,679,896
Issuance of common stock and common OP units, net	—	—	(1,549)	—	—	—	(1,549)	(1,549)
Conversion of OP units	—	—	884	—	—	(884)	—	—
Equity Interests - NG Sun LLC & NG Sun Whitewater LLC	3,192	—	—	(93)	—	—	(93)	3,099
Foreign currency translation	—	—	—	—	(1,641)	(76)	(1,717)	(1,717)
Net income	2,533	—	—	59,028	—	2,890	61,918	64,451
Distributions	(627)	—	—	(68,439)	—	(2,625)	(71,064)	(71,691)
Balance at September 30, 2019	$119,651	$907	$4,854,958	$(1,353,214)	$(2,825)	$57,394	$3,557,220	$3,676,871

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

Estimates inherent in the current financial reporting process inevitably involve assumptions about future events. Since December 2019, a novel strain of coronavirus, referred to as the COVID-19 virus, has spread to countries in which we operate. COVID-19 has become a global pandemic. Commencing in March 2020, authorities in jurisdictions where our properties are located have issued restrictions on travel and the types of businesses that may continue to operate. Our property site count consists of 65 percent manufactured housing (“MH”) for residents and 35 percent recreational vehicle (“RV”) for guests. All of our RV resorts are now open, however government regulations may limit the amenities available at any given park. The extent and duration of the travel and business restrictions will have an effect on estimates used in the preparation of financial statements. This includes the net operating income (“NOI”) assumptions in our long-lived asset impairment testing, the ultimate collectability of rent payments from residents and guests due to the effects of COVID-19 on their financial position, and fair value measurement changes for financial assets that we have elected to measure at fair value.

The results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 20, 2020 (our “2019 Annual Report”). These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our 2019 Annual Report.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
2. Revenue
Disaggregation of Revenue

The following tables details our revenue by major source (in thousands):

	Three Months Ended
	September 30, 2020			September 30, 2019
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues
Income from real property	$284,373	$—	$284,373	$251,163	$—	$251,163
Revenue from home sales	—	47,662	47,662	—	49,805	49,805
Rental home revenue	—	16,171	16,171	—	14,444	14,444
Ancillary revenue	43,803	—	43,803	37,259	—	37,259
Interest income	2,624	—	2,624	4,770	—	4,770
Brokerage commissions and other revenues, net	5,881	—	5,881	5,002	—	5,002
Total Revenues	$336,681	$63,833	$400,514	$298,194	$64,249	$362,443

	Nine Months Ended
	September 30, 2020			September 30, 2019
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues
Income from real property	$753,642	$—	$753,642	$689,890	$—	$689,890
Revenue from home sales	—	126,779	126,779	—	136,665	136,665
Rental home revenue	—	46,611	46,611	—	42,827	42,827
Ancillary revenue	66,373	—	66,373	67,157	—	67,157
Interest income	7,609	—	7,609	14,489	—	14,489
Brokerage commissions and other revenues, net	13,068	—	13,068	11,190	—	11,190
Total Revenues	$840,692	$173,390	$1,014,082	$782,726	$179,492	$962,218

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

Income from real property - residents in our communities lease the site on which their home is located and either own or lease their home. Resident leases are generally for one-year or month-to-month terms and are renewable by mutual agreement between us and the resident, or in some cases, as provided by jurisdictional statute. Lease revenues for sites and homes fall under the scope of ASC 842 and are accounted for as operating leases with straight-line recognition. Income from real property includes income from site leases for annual MH residents, site leases for annual RV residents and site rentals to transient RV residents. Non-lease components of our site lease contracts, which are primarily provision of utility services, are accounted for with the site lease as a single lease under ASC 842. Additionally, we include collections of real estate taxes from residents within Income from real property.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Revenue from home sales - our taxable REIT subsidiary, SHS, sells manufactured homes to current and prospective residents in our communities. We recognize revenue for home sales pursuant to ASC 606 “Revenue From Contracts With Customers” as manufactured homes are tangible personal property that can be located on any land parcel. Manufactured homes are not permanent fixtures or improvements to the underlying real estate and were therefore not considered to be subject to the guidance in ASC 360-20 “Real Estate Sales” by us. In accordance with the core principle of ASC 606, we recognize revenue from home sales at the time of closing when control of the home transfers to the customer. After closing of the sale transaction, we have no remaining performance obligation. As of September 30, 2020, and December 31, 2019, we had $20.8 million and $20.9 million, respectively, of receivables from contracts with customers, which consists of home sales proceeds, and are presented as a component of Notes and other receivables, net on our Consolidated Balance Sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
3.      Real Estate Acquisitions and Dispositions

2020 Acquisitions

During the nine months ended September 30, 2020, we have acquired the following communities:

Community Name	Type	Sites	Development Sites	State	Month Acquired
Cape Cod (1)	RV	230	—	MA	January
Jellystone Natural Bridge	RV	299	—	VA	February
Forest Springs (2)	MH	372	—	CA	May
Crown Villa	RV	123	—	OR	June
Flamingo Lake	RV	421	—	FL	July
Woodsmoke	RV	300	—	FL	September
Jellystone Lone Star	RV	344	—	TX	September
El Capitan & Ocean Mesa (3)(4)	RV	266	109	CA	September
Highland Green Estates & Troy Villa (4)	MH	1,162	—	MI	September
	Total	3,517	109
(1) In conjunction with the acquisition, we issued Series E preferred OP units. As of September 30, 2020, 90,000 Series E preferred OP units were outstanding.
(2) In conjunction with the acquisition, we issued Series F preferred OP units and common OP units. As of September 30, 2020, 90,000 Series F preferred OP units and 82,420 common OP units, specific to this acquisition, were outstanding.
(3) In conjunction with the acquisition, we issued Series G preferred OP units. As of September 30, 2020, 260,710 Series G preferred OP units were outstanding.
(4) Contains two communities.

The following table summarizes the amounts of assets acquired net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed for the nine months ended September 30, 2020 (in thousands):

	At Acquisition Date					Consideration
	Investment in property	Inventory of manufactured homes	In-place leases and other intangible assets	Other assets / (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Temporary and permanent equity	Total consideration
Cape Cod	$13,350	$—	$150	$(295)	$13,205	$4,205	$9,000	$13,205
Jellystone Natural Bridge	11,364	—	80	(391)	11,053	11,053	—	11,053
Forest Springs	51,949	1,337	2,160	(107)	55,339	36,260	19,079	55,339
Crown Villa	16,792	—	—	(230)	16,562	16,562	—	16,562
Flamingo Lake	34,000	—	—	(155)	33,845	33,845	—	33,845
Woodsmoke	26,000	—	—	(461)	25,539	25,539	—	25,539
Jellystone Lone Star	21,000	—	—	(703)	20,297	20,297	—	20,297
El Capitan & Ocean Mesa	59,500	—	—	(1,321)	58,179	32,108	26,071	58,179
Highland Green Estates & Troy Villa	63,134	1,501	—	47	64,682	64,682	—	64,682
Total	$297,089	$2,838	$2,390	$(3,616)	$298,701	$244,551	$54,150	$298,701

As of September 30, 2020, we have incurred $4.5 million of additional capitalized transaction costs which have been allocated among the various categories above.

The total amount of revenues and net income included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2020 related to the acquisitions completed in 2020 are set forth in the following table (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Total revenues	$5,714	$7,055
Net income	$2,186	$2,400

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following unaudited pro forma financial information presents the results of our operations for the three and nine months ended September 30, 2020 and 2019, as if the properties acquired in 2020 had been acquired on January 1, 2019. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees and purchase accounting.

The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisition been consummated on January 1, 2019 (in thousands, except per-share data):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Total revenues	$422,130	$393,218	$1,035,698	$992,993
Net income attributable to Sun Communities, Inc. common stockholders	$85,822	$65,087	$128,646	$139,803
Net income per share attributable to Sun Communities, Inc. common stockholders - basic	$0.90	$0.74	$1.35	$1.60
Net income per share attributable to Sun Communities, Inc. common stockholders - diluted	$0.89	$0.74	$1.34	$1.59

On September 29, 2020, we, along with our wholly-owned subsidiary, Sun SH LLC (“Merger Sub”), entered into a merger agreement (the “Merger Agreement”) with Safe Harbor Marinas, LLC (“Safe Harbor”) and certain other parties. The Merger Agreement contemplates that we will acquire Safe Harbor and its properties (the “Safe Harbor Properties”) through a merger of Merger Sub into Safe Harbor, with Safe Harbor being the surviving entity of the merger (the “Merger”). Subject to certain adjustments, including a net working capital adjustment, the aggregate consideration for the Merger is approximately $2.1 billion. The purchase price will be paid through a combination of the assumption of debt owed by Safe Harbor, the issuance of common and preferred OP units by the Operating Partnership, and cash.

Third-party consents are required for us to acquire, through our indirect ownership of Safe Harbor, certain of the Safe Harbor Properties as a result of the Merger. With respect to four of these properties, which have an aggregate value of $112.6 million as mutually agreed by the parties in the Merger Agreement, if any of these consents are not received by the closing of the Merger, the affected properties (the “Delayed Consent Properties”) will be retained by an affiliate of the owners of Safe Harbor. The cash consideration we will pay at the closing of the Merger will be reduced by the agreed value of the Delayed Consent Properties. If and when a required third-party consent for a Delayed Consent Property is obtained in the two-year period following the closing of the Merger, we will acquire, through our indirect ownership of Safe Harbor, that Delayed Consent Property for cash consideration equal to its agreed value. If the required third-party consent for a Delayed Consent Property is not received by the end of such two-year period, we will not have the right to acquire the Delayed Consent Property.

With respect to 11 of these Safe Harbor Properties, which have an aggregate value of $260.2 million as mutually agreed by the parties in the Merger Agreement, if any of such third-party consents are not received by the closing of the Merger, the affected properties (the “Delayed Closing Properties”), at our election, may be retained by an affiliate of the owners of Safe Harbor until not later than November 30, 2020. The cash consideration we will pay at the closing of the Merger will be reduced by the agreed value of the Delayed Closing Properties. Even if required third-party consents for the Delayed Closing Properties are not obtained before November 30, 2020, we are obligated on that date to acquire, through our indirect ownership of Safe Harbor, all of the Delayed Closing Properties for cash consideration equal to their agreed values.

We anticipate that the closing of the Merger will occur no later than October 30, 2020. The consummation of the Merger is subject to customary closing conditions. If these conditions are not satisfied or waived, or if the merger agreement is otherwise terminated in accordance with its terms, then the acquisition will not be consummated. As a result, there can be no assurances as to the actual closing, or the timing of the closing of the Merger.

Disposition

On July 1, 2020, we sold a manufactured home community located in Montana, containing 226 sites, for $12.6 million. The gain from the sale of the property was approximately $5.6 million.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
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

The following table summarizes the amounts of assets acquired net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed in 2019 (in thousands):

	At Acquisition Date					Consideration
	Investment in property	Inventory of manufactured homes	In-place leases and other intangible assets	Other assets / (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Debt assumed	Temporary and permanent equity	Total consideration
Slickrock Campground	$8,250	$—	$—	$8	$8,258	$8,258	$—	$—	$8,258
Pandion Ridge	19,070	—	—	(92)	18,978	18,978	—	—	18,978
Jensen Portfolio	374,402	3,605	7,752	3,938	389,697	18,306	58,000	313,391	389,697
Glen Ellis	5,955	—	—	(79)	5,876	1,976	3,900	—	5,876
Leisure Point Resort	43,632	18	850	(678)	43,822	43,822	—	—	43,822
Reunion Lake	23,493	—	—	(1,153)	22,340	22,340	—	—	22,340
River Plantation	22,589	75	—	—	22,664	22,664	—	—	22,664
Massey's Landing	36,250	—	220	(446)	36,024	36,024	—	—	36,024
Shelby Properties	85,969	2,011	6,520	(1,015)	93,485	93,485	—	—	93,485
Buena Vista	20,221	439	1,590	(93)	22,157	22,157	—	—	22,157
Country Village	62,784	—	2,020	31	64,835	12,905	—	51,930	64,835
Hid'n Pines	10,680	—	70	(233)	10,517	10,517	—	—	10,517
Hacienda del Rio	111,971	15	3,280	(237)	115,029	115,029	—	—	115,029
Total	$825,266	$6,163	$22,302	$(49)	$853,682	$426,461	$61,900	$365,321	$853,682

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
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

In April 2019, we acquired Strafford / Lake Winnipesaukee South KOA RV Resort ("Strafford") in Strafford, New Hampshire for total consideration of $2.7 million. The sellers of Strafford continue to operate the property. Refer to Note 16, “Leases,” for disclosures on accounting treatment.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
4.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	September 30, 2020	December 31, 2019
Installment notes receivable on manufactured homes, net	$88,327	$95,580
Notes receivable from real estate developers	51,487	18,960
Other receivables, net	51,694	43,386
Total Notes and Other Receivables, net	$191,508	$157,926

Installment Notes Receivable on Manufactured Homes

Due to the adoption of ASU 2016-13, “Financial Instruments - Credit Losses” (Topic 326) Measurement of Credit Losses on Financial Instruments, effective January 1, 2020, installment notes receivable are measured at fair value pursuant to us electing the fair value option. The balances of installment notes receivable of $88.3 million (net of fair value adjustment of $1.3 million) and $95.6 million (net of allowance of $0.6 million) as of September 30, 2020 and December 31, 2019, respectively, are collateralized by manufactured homes. The notes represent financing to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes had a net weighted average interest rate (net of servicing costs) and maturity of 7.9 percent and 15.3 years as of September 30, 2020, and 8.0 percent and 15.8 years as of December 31, 2019, respectively. Refer to Note 14, “Fair Value of Financial Instruments,” and Note 17, “Recent Accounting Pronouncements,” for additional detail.

The change in the aggregate balance of the installment notes receivable is as follows (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2020	December 31, 2019
Beginning balance of gross installment notes receivable	$96,225	$113,495
Financed sale of manufactured homes	3,226	341
Principal payments and payoffs from our customers	(6,452)	(8,710)
Principal reduction from repossessed homes	(3,352)	(8,901)
Ending balance of gross installment notes receivable	89,647	96,225

Beginning balance of allowance for losses on installment notes receivables	(645)	(697)
Adjustment to allowance for losses	—	52
Initial fair value option adjustment (see Note 17)	645	—
Ending balance of allowance for losses on installment notes receivables	—	(645)

Initial fair value option adjustment (see Note 17)	991	—
Fair value adjustment	(2,311)	—
Fair value adjustments on gross installment notes receivable	(1,320)	—

Ending balance of installment notes receivable, net	$88,327	$95,580

Notes Receivable from Real Estate Developers

As of September 30, 2020 and December 31, 2019, the notes receivable balances of $51.5 million and $19.0 million, respectively are primarily comprised of construction loans provided to real estate developers. The carrying values of the notes generally approximate their fair market values either due to the nature of the loan and / or the note being secured by underlying collateral and / or personal guarantees. The notes receivable from real estate developers have a net weighted average interest rate and maturity of 5.8 percent and 1.4 years as of September 30, 2020, and 7.0 percent and 1.3 years as of December 31, 2019, respectively. As of September 30, 2020, real estate developers collectively have $10.5 million of undrawn funds on their loans. Refer to Note 14, “Fair Value of Financial Instruments,” and Note 17, “Recent Accounting Pronouncements,” for additional detail.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Other Receivables, net

As of September 30, 2020, other receivables were comprised of amounts due from: residents for rent, utility charges, fees and other pass through charges of $10.0 million (net of allowance of $6.3 million), home sale proceeds of $20.8 million, insurance receivables of $8.3 million, and other receivables of $12.6 million. As of December 31, 2019, other receivables were comprised of amounts due from: residents for rent, utility charges, fees and other pass through charges of $7.8 million (net of allowance of $2.2 million), home sale proceeds of $20.9 million, insurance and other receivables of $9.9 million and other receivables of $4.8 million.

During June 2020, we executed a convertible secured promissory note with Rezplot, a nonconsolidated affiliate in which we have a 50 percent ownership interest. The note allows for a principal amount of up to $10.0 million to be drawn down over a period of three years, bears an interest rate of 3.0 percent and is secured by all the assets of Rezplot. The outstanding balance was $0.5 million as of September 30, 2020 and is recorded within the Notes and other receivables, net line item on the Consolidated Balance Sheets. Refer to Note 6, "Investment in Nonconsolidated Affiliates," for additional information on our nonconsolidated affiliates.

5.    Intangible Assets

Our intangible assets include in-place leases, franchise agreements and other intangible assets. These intangible assets are recorded in Other assets, net on the Consolidated Balance Sheets. In accordance with FASB ASC Topic 842, below market leases are now classified as a right of use asset.

The gross carrying amounts and accumulated amortization are as follows (in thousands):

		September 30, 2020		December 31, 2019
Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	7 years	$129,380	$(85,307)	$127,313	$(74,548)
Franchise agreements and other intangible assets	7 - 20 years	16,944	(3,374)	16,943	(2,760)
Total		$146,324	$(88,681)	$144,256	$(77,308)

Total amortization expense related to the intangible assets are as follows (in thousands):

	Three Months Ended		Nine Months Ended
Intangible Asset Amortization Expense	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
In-place leases	$3,727	$3,781	$10,758	$11,253
Franchise fees and other intangible assets	205	205	614	614
Total	$3,932	$3,986	$11,372	$11,867

We anticipate amortization expense for our intangible assets to be as follows for the next five years (in thousands):

	Year
	Remainder 2020	2021	2022	2023	2024
Estimated expense	$3,927	$15,446	$10,871	$7,496	$5,133

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

6.      Investment in Nonconsolidated Affiliates

Investments in joint ventures that are not consolidated, nor recorded at cost, are accounted for using the equity method of accounting as prescribed in FASB ASC Topic 323, “Investments - Equity Method and Joint Ventures.” Investments in nonconsolidated affiliates are recorded within Other assets, net on the Consolidated Balance Sheets. Equity income and loss are recorded in the Income from nonconsolidated affiliates line item on the Consolidated Statements of Operations.

RezPlot Systems LLC (“Rezplot”)
At September 30, 2020 and December 31, 2019, we had a 50 percent ownership interest in RezPlot, a RV reservation software technology company, acquired in January 2019.

Sungenia joint venture (“Sungenia JV”)
At September 30, 2020 and December 31, 2019, we had a 50 percent ownership interest in Sungenia JV, a joint venture formed between us and Ingenia Communities Group in November 2018, to establish and grow a manufactured housing community development program in Australia.

GTSC LLC (“GTSC”)
At September 30, 2020 and December 31, 2019, we had a 40 percent ownership interest in GTSC, which engages in acquiring, holding and selling loans secured, directly or indirectly, by manufactured homes located in our communities.

Origen Financial Services, LLC (“OFS”)
At September 30, 2020 and December 31, 2019, we had a 22.9 percent ownership interest in OFS, an end-to-end online resident screening and document management suite.

SV Lift, LLC (“SV Lift”)
At September 30, 2020 and December 31, 2019, we had a 50 percent ownership interest in SV Lift, which owns, operates and leases an aircraft.

The investment balance in each nonconsolidated affiliate is as follows (in thousands):

Investment	September 30, 2020	December 31, 2019
Investment in RezPlot	$3,784	$4,184
Investment in Sungenia JV	15,688	11,995
Investment in GTSC	23,364	18,488
Investment in OFS	282	148
Investment in SV Lift	3,663	2,961
Total	$46,781	$37,776

The income / (loss) from each nonconsolidated affiliate is as follows (in thousands):

	Three Months Ended		Nine Months Ended
Income / (Loss) from Nonconsolidated Affiliates	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
RezPlot equity income / (loss)	$5	$(356)	$(1,150)	$(804)
Sungenia JV equity income / (loss)	51	(127)	198	(185)
GTSC equity income	1,263	914	2,723	2,177
OFS equity income	54	82	134	192
SV Lift equity loss, net	(169)	—	(557)	—
Total Income from Nonconsolidated Affiliates	$1,204	$513	$1,348	$1,380

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The change in the GTSC investment balance is as follows (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2020	December 31, 2019
Beginning balance	$18,488	$29,780
Adjustment of allowance for losses	—	144
Initial fair value option adjustment (see Note 17)	317	—
Cash contributions	14,555	33,143
Distributions	(11,214)	(47,382)
Equity earnings	2,723	2,803
Fair value adjustment	(1,505)	—
Ending Balance	$23,364	$18,488

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

Sun NG RV Resorts LLC (“Sun NG Resorts”); Rudgate Village SPE, LLC, Rudgate Clinton SPE, LLC, and Rudgate Clinton Estates SPE, LLC (collectively, “Rudgate”); Sun NG Whitewater RV Resorts LLC
We consolidate Sun NG Resorts, Rudgate, and Sun NG Whitewater RV Resorts LLC, under the guidance set forth in FASB ASC Topic 810 “Consolidation.” We concluded that each of them is a VIE where we are the primary beneficiary, as we have the power to direct the significant activities of, and absorb the significant losses and receive the significant benefits from each entity. Refer to Note 8, “Debt and Lines of Credit,” for additional information on Sun NG Resorts and Note 9, “Equity and Temporary Equity,” for additional information on Sun NG Resorts and Sun NG Whitewater RV Resorts LLC.

The following table summarizes the assets and liabilities of Sun NG Resorts, Rudgate, and Sun NG Whitewater RV Resorts LLC included in our Consolidated Balance Sheets after eliminations (in thousands):

	September 30, 2020	December 31, 2019
Assets
Investment property, net	$385,296	$344,300
Other assets, net	24,651	23,894
Total Assets	$409,947	$368,194

Liabilities and Other Equity
Debt	$46,197	$46,993
Preferred Equity - Sun NG Resorts - mandatorily redeemable	35,249	35,249
Other liabilities	21,380	13,631
Total Liabilities	102,826	95,873
Equity interest - NG Sun LLC & NG Sun Whitewater LLC	27,513	27,091
Noncontrolling interests	11,097	8,542
Total Liabilities and Other Equity	$141,436	$131,506

Investment property, net and Other assets, net related to the consolidated VIEs, with the exception of the Operating Partnership, comprised approximately 4.9 percent and 4.7 percent of our consolidated total assets at September 30, 2020 and December 31, 2019, respectively. Debt, Preferred Equity and Other liabilities comprised approximately 2.7 percent and 2.5 percent of our consolidated total liabilities at September 30, 2020 and December 31, 2019, respectively. Equity Interests and Noncontrolling interests related to the consolidated VIEs, on an absolute basis, comprised less than 1.0 percent of our consolidated total equity at September 30, 2020 and at December 31, 2019, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

8.      Debt and Lines of Credit

The following table sets forth certain information regarding debt including premiums, discounts and deferred financing costs (in thousands except statistical information):

	Carrying Amount		Weighted Average Years to Maturity		Weighted Average Interest Rates
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Collateralized term loans - Life Companies	$1,665,445	$1,710,408	16.6	17.1	3.989%	4.012%
Collateralized term loans - FNMA	887,161	697,589	8.6	7.0	3.402%	3.659%
Collateralized term loans - CMBS	268,601	397,868	3.1	3.1	4.789%	5.103%
Collateralized term loans - FMCC	370,173	374,727	4.1	4.9	3.854%	3.856%
Total collateralized term loans	3,191,380	3,180,592
Preferred equity - Sun NG Resorts - mandatorily redeemable	35,249	35,249	2.0	2.8	6.000%	6.000%
Preferred OP units - mandatorily redeemable	34,663	34,663	5.4	4.0	5.932%	6.500%
Lines of credit and other debt	79,321	183,898	2.8	3.5	1.321%	2.710%
Total debt	$3,340,613	$3,434,402	11.4	11.1	3.863%	4.026%

Collateralized Term Loans

During the nine months ended September 30, 2020 and year ended December 31, 2019, we repaid the following collateralized term loans (in thousands except statistical information):

Three Months Ended	Repayment Amount		Fixed Interest Rate		Maturity Date	(Gain) / Loss on Extinguishment of Debt
June 30, 2020	$52,710	(1)	5.980%	(4)	March 1, 2021 July 11, 2021 December 1, 2021	$1,930
March 31, 2020	$99,607		5.837%		March 1, 2021	$3,403
	$19,922	(2)	5.830%	(4)	July 1, 2020	$(124)
December 31, 2019	$17,048		5.620%		March 1, 2020	$(84)
	$127,282		5.100%		November 1, 2021	$3,274
	$21,527	(3)	6.240%	(4)	March 1, 2020 April 1, 2020	$(163)
September 30, 2019	$134,021		4.300%		May 1, 2023	$12,755
March 31, 2019	$186,815		3.830%		January 1, 2030	$653
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

During the nine months ended September 30, 2020 and year ended December 31, 2019, we entered into the following collateralized term loans (in thousands except statistical information):

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

The collateralized term loans totaling $3.2 billion as of September 30, 2020, are secured by 179 properties comprised of 71,644 sites representing approximately $3.1 billion of net book value.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Preferred Equity - Sun NG Resorts - mandatorily redeemable

In connection with the investment in Sun NG Resorts, $35.3 million of mandatorily redeemable Preferred Equity (“Preferred Equity - Sun NG Resorts”) was purchased by unrelated third parties. The Preferred Equity - Sun NG Resorts carries a preferred rate of return of 6.0 percent per annum. The Preferred Equity - Sun NG Resorts has a seven-year term and can be redeemed in the fourth quarter of 2022 at the holders’ option. The Preferred Equity - Sun NG Resorts as of September 30, 2020 was $35.2 million. Refer to Note 7, “Consolidated Variable Interest Entities,” and Note 9, “Equity and Temporary Equity,” for additional information.

Preferred OP Units - mandatorily redeemable

Preferred OP units at September 30, 2020 and December 31, 2019 include $34.7 million of Aspen preferred OP units issued by the Operating Partnership. As of September 30, 2020, these units are convertible indirectly into 408,152 shares of our common stock.

In January 2020, we amended the Operating Partnership’s partnership agreement at the election of certain Aspen preferred OP unit holders. The amendment extended the automatic redemption date and reduced the annual distribution rate for 270,000 of the Aspen preferred OP units (the “Extended Units”). Subject to certain limitations, at any time prior to January 1, 2024 (or prior to January 1, 2034 with respect to the Extended Units), the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the average closing price of our common stock for the preceding ten trading days is $68.00 per share or less, 0.397 common OP units; or (b) if the ten-day average closing price is greater than $68.00 per share, the number of common OP units is determined by dividing (i) the sum of (A) $27.00 plus (B) 25 percent of the amount by which the ten-day average closing price exceeds $68.00 per share, by (ii) the ten-day average closing price. The current preferred distribution rate is 3.8 percent on the Extended Units and 6.5 percent on all other Aspen preferred OP units. On January 2, 2024 (or January 2, 2034 with respect to the Extended Units), we are required to redeem for cash all Aspen preferred OP units that have not been converted to common OP units. As of September 30, 2020, 270,000 of the Extended Units and 1,013,819 other Aspen preferred units were outstanding.

Lines of Credit and Other Debt

Credit Agreement - In May 2019, we amended and restated our credit agreement with Citibank, N.A. (“Citibank”) and certain other lenders. Pursuant to the credit agreement, we entered into a senior credit facility with Citibank and certain lenders in the amount of $750.0 million, comprised of a $650.0 million revolving loan, with the ability to use up to $100.0 million for advances in Australian dollars, and a $100.0 million term loan (the “A&R Facility”). The A&R Credit Agreement has a four-year term ending May 21, 2023, which can be extended for two additional six-month periods, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for additional commitments in an amount not to exceed $350.0 million. The funding of these additional commitments is subject to certain conditions, including obtaining the consent of the lenders, some of which are outside of our control. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the A&R Facility may be increased up to $1.1 billion.

The A&R Facility bears interest at a floating rate based on the Eurodollar rate or Bank Bill Swap Bid Rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which margin can range from 1.20 percent to 2.10 percent for the revolving loan and 1.20 percent to 2.05 percent for the term loan. As of September 30, 2020, the margin based on our leverage ratio was 1.2 percent on the revolving loan and 1.2 percent on the term loan. We had $28.1 million and no borrowings on the revolving loan and the term loan, respectively, as of September 30, 2020. We had $123.6 million of borrowings on the revolving loan and no borrowings on the term loan, as of December 31, 2019.

The A&R Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit but does reduce the borrowing amount available. At September 30, 2020 and December 31, 2019, we had approximately $2.9 million and $2.8 million of outstanding letters of credit, respectively.

Floor Plan - We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us at least a 12-month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate as quoted in the Wall Street Journal on the first business day of each month or 5.0 percent. At September 30, 2020, the effective interest rate was 6.0 percent. The outstanding balance was $3.6 million as of September 30, 2020 and $3.3 million as of December 31, 2019. These balances are recorded within the Lines of credit and other debt line item on the Consolidated Balance Sheets.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Other - In October 2019, we assumed a term loan facility with Citibank, in the amount of $58.0 million in relation to an acquisition. The term loan has a four-year term ending October 29, 2023, and bears interest at a floating rate based on the Eurodollar rate or Prime rate. The outstanding balance was $47.5 million at September 30, 2020 and $57.0 million at December 31, 2019, respectively. These balances are recorded within the Lines of credit and other debt line item on the Consolidated Balance Sheets.

Covenants

The Collateralized term loans and Lines of credit are subject to various financial and other covenants. The most restrictive is pursuant to the terms of the A&R Facility, and contains minimum fixed charge coverage ratio and net worth requirements, and maximum leverage, distribution ratios and variable rate indebtedness. At September 30, 2020, we were in compliance with all covenants.

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

Off-Balance Sheet Arrangements - Nonconsolidated Affiliate Indebtedness

GTSC - During September 2019, GTSC, a nonconsolidated affiliate in which we have a 40 percent ownership interest, entered into a warehouse line of credit with a maximum loan amount of $125.0 million. During September 2020, the maximum amount was increased to $180.0 million. As of September 30, 2020, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by GTSC was approximately $154.7 million (of which our proportionate share is approximately $61.9 million). The debt bears interest at a variable rate based on LIBOR plus 1.65 percent per annum and matures on September 15, 2023. As of December 31, 2019, the aggregate carrying amount of debt, including both our and our partner’s share, incurred by GTSC was approximately $123.4 million (of which our proportionate share is approximately $49.4 million).

Sungenia JV - During May 2020, Sungenia JV, a nonconsolidated affiliate in which we have a 50 percent ownership interest, entered into a debt facility agreement with a maximum loan amount of 27.0 million Australian dollars, or $19.3 million converted at the September 30, 2020 exchange rate. As of September 30, 2020, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by Sungenia JV was approximately $1.4 million (of which our proportionate share is approximately $0.7 million). The debt bears interest at a variable rate based on Australian Bank Bill Swap Bid Rate (BBSY) plus 2.05 percent per annum and is available for a minimum of three years.

9.      Equity and Temporary Equity

Public Equity Offerings

On September 30, 2020, we entered into two forward sale agreements (the “Forward Sale Agreements”) relating to an underwritten registered public offering of 9,200,000 shares of our common stock at a public offering price of $139.50 per share. The offering closed on October 5, 2020. We did not initially receive any proceeds from the sale of shares of our common stock in the offering. We expect to physically settle the Forward Sale Agreements (by the delivery of shares of our common stock) and receive proceeds from the sale of those shares of our common stock upon one or more forward settlement dates no later than October 5, 2021. We may also elect to cash settle or net share settle all or a portion of our obligations under the Forward Sale Agreements if we conclude it is in our best interest to do so. If we elect to cash settle or net settle the Forward Sale Agreements we may not receive any proceeds. If we fully physically settle the Forward Sale Agreements, we expect to receive net proceeds of approximately $1.23 billion.

We evaluated the accounting of the Forward Sale Agreements under FASB ASC Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815 “Derivatives and Hedging” and determined that the Forward Sale Agreements are indexed to our own equity and meet the requirements for equity classification under ASC 815-40-25. As result, the Forward Sale Agreements have been classified as equity and are therefore exempt from derivative accounting. We recorded the Forward Sale Agreements at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The dilution effect of the shares of common stock issuable upon the physical settlement of the Forward Sale Agreements is reflected in our calculation of the diluted earnings per share under the treasury stock method. Under this method, the number of shares of common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the Forward Sale Agreements over the number of shares of common stock that could be purchased on the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sales price at the end of the reporting period). If and when we physically or net share settle the Forward Sale Agreements, the delivery of our shares of common stock will result in an increase in the number of shares of common stock outstanding and a dilution to our earnings per share.

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

At the Market Offering Sales Agreement

In July 2017, we entered into an at the market offering sales agreement (the “Sales Agreement”) with certain sales agents (collectively, the “Sales Agents”), whereby we may offer and sell shares of our common stock, having an aggregate offering price of up to $450.0 million, from time to time through the Sales Agents. The Sales Agents are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold under the Sales Agreement. Through September 30, 2020, we have sold shares of our common stock for gross proceeds of $163.8 million under the Sales Agreement. There were no issuances of common stock under the Sales Agreement during the nine months ended September 30, 2020 or the year ended December 31, 2019.

Issuances of Common Stock and Common OP Units

In May 2020, in connection with the acquisition of the Forest Springs community, we issued 82,420 Common OP units.

In October 2019, in connection with the acquisition of the Jensen Portfolio, we issued 1,972,876 shares of common stock, net of fractional shares paid in cash.

Issuance of Series E Preferred OP Units

In January 2020, we issued 90,000 Series E preferred OP units in connection with the acquisition of Cape Cod RV Resort. The Series E preferred OP units have a stated issuance price of $100.00 per OP Unit and carry a preferred return of 5.25 percent until the second anniversary of the issuance date. Commencing with the second anniversary of the issuance date, the Series E Preferred OP Units carry a preferred return of 5.50 percent. Commencing the first anniversary of the issuance date, subject to certain limitations, each Series E Preferred OP Unit can be exchanged for our common stock equal to the quotient obtained by dividing 100.00 by $145.00 (as such ratio is subject to adjustments for certain capital events). As of September 30, 2020, 90,000 Series E preferred OP Units were outstanding. Refer to Note 3, “Real Estate Acquisitions and Dispositions,” for additional information.

Temporary Equity:

Issuance of Series G Preferred OP Units - In September 2020, we issued 260,710 Series G preferred OP units in connection with the acquisition of El Capitan & Ocean Mesa Resorts. The Series G preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 3.2 percent. Subject to certain limitations, at any time after the Series G issuance date, each Series G preferred OP unit can be exchanged for a number of shares of our common stock equal to the quotient obtained by dividing $100.00 by $155.00 (as such ratio is subject to adjustments for certain capital events) at the holder’s option. The holders may require redemption in cash after the fifth anniversary of the Series G issuance date or upon the holder’s death. As of September 30, 2020, 260,710 Series G preferred OP units were outstanding. Refer to Note 3, “Real Estate Acquisitions and Dispositions,” for additional information.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Issuance of Series F Preferred OP Units - In May 2020, we issued 90,000 Series F preferred OP units in connection with the acquisition of Forest Springs. The Series F preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 3.0 percent. Subject to certain limitations, at any time after the Series F issuance date, each Series F preferred OP Unit can be exchanged for a number of shares of our common stock equal to the quotient obtained by dividing $100.00 by $160.00 (as such ratio is subject to adjustments for certain capital events) at the holder’s option. The holders may require redemption in cash after the fifth anniversary of the Series F issuance date or upon the holder’s death. As of September 30, 2020, 90,000 Series F preferred OP units were outstanding. Refer to Note 3, “Real Estate Acquisitions and Dispositions,” for additional information.

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

Issuance of Series D Preferred OP Units - In February 2019, we issued 488,958 Series D preferred OP units in connection with the acquisition of Country Village Estates. The Series D preferred OP units have a stated issuance price of $100.00 per OP Unit and carry a preferred return of 3.75 percent until the second anniversary of the issuance date. Commencing with the second anniversary of the issuance date, the Series D Preferred OP Units carry a preferred return of 4.0 percent. Commencing with the first anniversary of the issuance date, each Series D Preferred OP Unit can be exchanged for our common stock equal to the quotient obtained by dividing $100.00 by $125.00 (as such ratio is subject to adjustments for certain capital events) at the holder’s option. The holders may require redemption in cash after the fifth anniversary of the Series D issuance date or upon the holder’s death. As of September 30, 2020, 488,958 Series D preferred OP units were outstanding. Refer to Note 3, “Real Estate Acquisitions and Dispositions,” for additional information.

Equity Interests - NG Sun LLC - In June 2018, in connection with the investment in Sun NG Resorts, unrelated third parties purchased $6.5 million of Series B preferred equity interests and $15.4 million of common equity interest in Sun NG Resorts (herein jointly referred to as “Equity Interest - NG Sun LLC”). In April and September 2020, in connection with the acquisitions of Glen Ellis RV Park and Lone Star RV Park, $3.0 million of Series B preferred equity interests were converted to common equity interests. The Series B preferred equity interests carry a preferred return at a rate that, at any time, is equal to the interest rate on Sun NG Resorts’ indebtedness at such time. The current rate of return is 5.0 percent. The Equity Interests - NG Sun LLC do not have a fixed maturity date and can be redeemed in the fourth quarters of 2024, 2025 and 2026 at the holders’ option. Sun NG LLC, our subsidiary, has the right during certain periods each year, with or without cause, or for cause at any time, to elect to buy NG Sun LLC’s interest. During a limited period in 2022, NG Sun LLC has the right to put its interest to Sun NG LLC. If either party exercises their option, the property management agreement will be terminated, and we are required to purchase the remaining interests of NG Sun LLC and the property management agreement at fair value. Refer to Note 7, “Consolidated Variable Interest Entities,” and Note 8, “Debt and Lines of Credit,” for additional information.

Series A-4 Preferred OP Units - On December 13, 2019, all outstanding shares of our 6.50 percent Series A-4 Cumulative Convertible Preferred Stock, and all of the Operating Partnership’s Series A-4 Preferred OP Units were converted into common stock and common OP units, respectively. All 1,031,747 shares of Series A-4 preferred stock were converted into 458,541 shares of common stock (net of fractional shares paid in cash). All 405,656 Series A-4 preferred OP units were converted into 180,277 common OP units (net of fractional units paid in cash). The Series A-4 preferred shares and units were issued to the sellers of the American Land Lease portfolio which we acquired in 2014 and 2015.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Conversions

Conversions to Common Stock - Subject to certain limitations, holders can convert certain series of stock and OP units to shares of our common stock at any time. Below is the activity of conversions during the nine months ended September 30, 2020 and 2019:

		Nine Months Ended		Nine Months Ended
		September 30, 2020		September 30, 2019
Series	Conversion Rate	Units / Shares Converted	Common Stock (1)	Units / Shares Converted	Common Stock (1)
Common OP unit	1.0000	29,886	29,886	443,158	443,158
Series A-1 preferred OP unit	2.4390	10,614	25,884	15,732	38,363
Series A-4 preferred OP unit	0.4444	—	—	4,708	2,092
Series A-4 preferred stock	0.4444	—	—	11,288	5,016
Series C preferred OP unit	1.1100	1,485	1,648	4,014	4,455
(1) Calculation may yield minor differences due to rounding incorporated in the above numbers.

Dividends

Distributions declared for the three months ended September 30, 2020 were as follows:

Cash Distributions	Record Date	Payment Date	Distribution Per Share	Total Distribution (thousands)
Common Stock, Common OP units and Restricted Stock	9/30/2020	10/15/2020	$0.79	$79,594

10.      Share-Based Compensation

As of September 30, 2020, we had two share-based compensation plans: the Sun Communities, Inc. 2015 Equity Incentive Plan (“2015 Equity Incentive Plan”) and the First Amended and Restated 2004 Non-Employee Director Option Plan (“2004 Non-Employee Director Option Plan”). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future.

During the nine months ended September 30, 2020 and 2019, shares were granted as follows:

Grant Period	Type	Plan	Shares Granted		Grant Date Fair Value Per Share		Vesting Type	Vesting Anniversary	Percentage
2020	Key Employees	2015 Equity Incentive Plan	1,500		$143.20	(1)	Time Based	20.0% annually over 5 years
2020	Key Employees	2015 Equity Incentive Plan	51,790		$162.42	(1)	Time Based	20.0% annually over 5 years
2020	Executive Officers	2015 Equity Incentive Plan	46,000		$165.97	(1)	Time Based	20.0% annually over 5 years
2020	Executive Officers	2015 Equity Incentive Plan	69,000	(2)	$125.47	(2)	Market Condition	3rd	100.0%
2020	Directors	2004 Non-Employee Director Option Plan	10,200		$147.97	(1)	Time Based	3rd	100.0%
2019	Executive Officers	2015 Equity Incentive Plan	44,000		$115.39	(1)	Time Based	20.0% annually over 5 years
2019	Executive Officers	2015 Equity Incentive Plan	66,000	(3)	$115.39	(3)	Market Condition	3rd	100.0%
2019	Directors	2004 Non-Employee Director Option Plan	18,000		$113.68	(1)	Time Based	3rd	100.0%
2019	Key Employees	2015 Equity Incentive Plan	55,770		$120.01	(1)	Time Based	20.0% annually over 5 years
2019	Key Employees	2015 Equity Incentive Plan	6,000		$142.03	(1)	Time Based	20.0% annually over 5 years
(1) The fair values of the grants were determined by using the average closing price of our common stock on the dates the shares were issued.
(2) Share-based compensation for restricted stock awards with market conditions is measured based on an estimate of shares expected to vest. We estimate the fair value of share-based compensation for restricted stock with market conditions using a Monte Carlo simulation. At the grant date our common stock price was $165.97. Based on the Monte Carlo simulation we expect 75.6 percent of the 69,000 shares to vest.
(3) Share-based compensation for restricted stock awards with market conditions is measured based on an estimate of shares expected to vest. We estimate the fair value of share-based compensation for restricted stock with market conditions using a Monte Carlo simulation. At the grant date our common stock price was $115.39. Based on the Monte Carlo simulation we expect 75.1 percent of the 66,000 shares to vest.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Vesting

The vesting requirements for 256,380 and 223,781 restricted shares granted to our executives, directors and employees were satisfied during the nine months ended September 30, 2020 and 2019, respectively.

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

Transactions between our segments are eliminated in consolidation. Transient RV revenue is included in the Real Property Operations segment revenues. Transient revenue was $25.3 million in the first quarter ended March 31, 2020, $21.0 million in the second quarter ended June 30, 2020, and $60.5 million for the third quarter September 30, 2020. Transient revenue was $121.5 million for the year ended December 31, 2019. We recognized 20.1 percent in the first quarter, 23.2 percent in the second quarter, 40.3 percent in the third quarter, and 16.4 percent in the fourth quarter.

A presentation of segment financial information is summarized as follows (in thousands):

	Three Months Ended
	September 30, 2020			September 30, 2019
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$328,176	$63,833	$392,009	$288,422	$64,249	$352,671
Operating expenses / Cost of sales	128,112	42,186	170,298	113,246	42,762	156,008
Net Operating Income / Gross Profit	200,064	21,647	221,711	175,176	21,487	196,663
Adjustments to arrive at net income / (loss)
Interest income	2,624	—	2,624	4,770	—	4,770
Brokerage commissions and other revenues, net	5,881	—	5,881	5,002	—	5,002
Home selling expenses	—	(3,652)	(3,652)	—	(3,972)	(3,972)
General and administrative expenses	(23,589)	(3,654)	(27,243)	(19,966)	(2,980)	(22,946)
Catastrophic weather-related charges, net	(14)	—	(14)	(341)	—	(341)
Depreciation and amortization	(66,497)	(22,002)	(88,499)	(56,568)	(19,964)	(76,532)
Loss on extinguishment of debt (see Note 8)	—	—	—	(12,755)	—	(12,755)
Interest expense	(30,209)	(5)	(30,214)	(32,214)	(5)	(32,219)
Interest on mandatorily redeemable preferred OP units / equity	(1,047)	—	(1,047)	(1,216)	—	(1,216)
Gain on remeasurement of marketable securities	1,492	—	1,492	12,661	—	12,661
Gain / (loss) on foreign currency translation	4,658	6	4,664	(3,045)	(1)	(3,046)
Gain on disposition of property	5,595	—	5,595	—	—	—
Other expense, net	(2,524)	—	(2,524)	(1,356)	(6)	(1,362)
Loss on remeasurement of notes receivable	(445)	—	(445)	—	—	—
Income from nonconsolidated affiliates (see Note 6)	—	1,204	1,204	—	513	513
Loss on remeasurement of investment in nonconsolidated affiliates	—	(446)	(446)	—	—	—
Current tax benefit / (expense)	261	(154)	107	(328)	(92)	(420)
Deferred tax benefit / (expense) (see Note 12)	562	—	562	(349)	—	(349)
Net Income / (Loss)	96,812	(7,056)	89,756	69,471	(5,020)	64,451
Less: Preferred return to preferred OP units / equity	1,645	—	1,645	1,599	—	1,599
Less: Income / (Loss) attributable to noncontrolling interests	7,194	(287)	6,907	5,642	(220)	5,422
Net Income / (Loss) Attributable to Sun Communities, Inc.	87,973	(6,769)	81,204	62,230	(4,800)	57,430
Less: Preferred stock distribution	—	—	—	428	—	428
Net Income / (Loss) Attributable to Sun Communities, Inc. Common Stockholders	$87,973	$(6,769)	$81,204	$61,802	$(4,800)	$57,002

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended
	September 30, 2020			September 30, 2019
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$820,015	$173,390	$993,405	$757,047	$179,492	$936,539
Operating expenses / Cost of sales	307,980	111,578	419,558	287,680	116,483	404,163
Net Operating Income / Gross Profit	512,035	61,812	573,847	469,367	63,009	532,376
Adjustments to arrive at net income / (loss)
Interest income	7,609	—	7,609	14,489	—	14,489
Brokerage commissions and other revenues, net	13,068	—	13,068	11,190	—	11,190
Home selling expenses	—	(10,508)	(10,508)	—	(10,922)	(10,922)
General and administrative expenses	(70,600)	(8,893)	(79,493)	(59,922)	(8,608)	(68,530)
Catastrophic weather-related charges, net	(54)	—	(54)	(1,294)	(8)	(1,302)
Depreciation and amortization	(195,392)	(64,061)	(259,453)	(171,867)	(57,374)	(229,241)
Loss on extinguishment of debt (see Note 8)	(5,209)	—	(5,209)	(13,478)	—	(13,478)
Interest expense	(94,039)	(19)	(94,058)	(99,880)	(14)	(99,894)
Interest on mandatorily redeemable preferred OP units / equity	(3,130)	—	(3,130)	(3,491)	—	(3,491)
Gain / (loss) on remeasurement of marketable securities	(2,636)	—	(2,636)	16,548	—	16,548
Gain / (loss) on foreign currency translation	(2,438)	(3)	(2,441)	33	2	35
Gain on disposition of property	5,595	—	5,595	—	—	—
Other expense, net	(3,379)	1	(3,378)	(1,513)	(11)	(1,524)
Loss on remeasurement of notes receivable	(2,311)	—	(2,311)	—	—	—
Income from nonconsolidated affiliates (see Note 6)	—	1,348	1,348	—	1,380	1,380
Loss on remeasurement of investment in nonconsolidated affiliate	—	(1,505)	(1,505)	—	—	—
Current tax benefit / (expense)	(3)	(459)	(462)	(629)	(277)	(906)
Deferred tax benefit / (expense) (see Note 12)	804	—	804	(36)	—	(36)
Net Income / (Loss)	159,920	(22,287)	137,633	159,517	(12,823)	146,694
Less: Preferred return to preferred OP units / equity	4,799	—	4,799	4,640	—	4,640
Less: Income / (Loss) attributable to noncontrolling interests	9,722	(916)	8,806	9,641	(593)	9,048
Net Income / (Loss) Attributable to Sun Communities, Inc.	145,399	(21,371)	124,028	145,236	(12,230)	133,006
Less: Preferred stock distribution	—	—	—	1,288	—	1,288
Net Income / (Loss) Attributable to Sun Communities, Inc. Common Stockholders	$145,399	$(21,371)	$124,028	$143,948	$(12,230)	$131,718

	September 30, 2020			December 31, 2019
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Identifiable Assets
Investment property, net	$7,040,869	$606,600	$7,647,469	$6,651,275	$581,345	$7,232,620
Cash, cash equivalents and restricted cash	37,400	78,129	115,529	(8,346)	43,176	34,830
Marketable securities	107,083	—	107,083	94,727	—	94,727
Inventory of manufactured homes	—	48,130	48,130	—	62,061	62,061
Notes and other receivables, net	173,090	18,418	191,508	142,509	15,417	157,926
Other assets, net	159,142	66,856	225,998	167,804	52,092	219,896
Total Assets	$7,517,584	$818,133	$8,335,717	$7,047,969	$754,091	$7,802,060

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

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended September 30, 2020.

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

Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards, depreciation and basis differences between tax and U.S. GAAP on our Canadian investments. Our deferred tax assets that have a full valuation allowance relate to our taxable REIT subsidiaries business. Net deferred tax liabilities of $19.3 million and $21.0 million for Canadian entities have been recorded in relation to corporate entities and included in other liabilities in our Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively. There are no U.S. federal deferred tax assets or liabilities included in our Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019.

We had no unrecognized tax benefits as of September 30, 2020 and 2019. We do not expect significant changes in tax positions that would result in unrecognized tax benefits within one year of September 30, 2020.

For the three months ended September 30, 2020 we recorded a current tax benefit for federal, state, and Canadian income taxes and Australian withholding taxes of $0.1 million. For the the nine months ended September 30, 2020 we recorded a current tax expense for federal, state, and Canadian income taxes and Australian withholding taxes of $0.5 million. For the three and nine months ended September 30, 2019 we recorded a current tax expense for federal, state and Canadian income taxes of $0.4 million and $0.9 million, respectively.

For the three months and nine months ended September 30, 2020 we recorded a deferred tax benefit of $0.6 million and $0.8 million, respectively. For the three and nine months ended September 30, 2019, we recorded a deferred tax expense of $0.3 million and $36 thousand, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

13.     Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis. We calculate diluted earnings per share using the more dilutive of the treasury stock method and the two-class method.

Our potentially dilutive securities include potential common shares related to our forward sale agreement, our outstanding stock options, our unvested restricted common shares, and our Operating Partnership outstanding common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series C preferred OP units, Series D preferred OP units, Series E preferred OP units, Series F preferred OP units, Series G preferred OP units, and Aspen preferred OP Units, which, if converted or exercised, may impact dilution.

Diluted earnings per share considers the impact of potentially dilutive securities except when the potential common shares have an antidilutive effect. Our unvested restricted stock common shares contain rights to receive non-forfeitable dividends and participate equally with common stock with respect to dividends issued or declared, and thus, are participating securities, requiring the two-class method of computing earnings per share. The two-class method determines earnings per share by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares of common stock outstanding for the period. In calculating the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average number of shares outstanding during the period. The remaining potential dilutive common shares do not contain rights to dividends and are included in the computation of diluted earnings per share.

Computations of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Numerator
Net Income Attributable to Sun Communities, Inc. Common Stockholders	$81,204	$57,002	$124,028	$131,718
Less: allocation to restricted stock awards	536	437	821	1,020
Basic earnings - Net income attributable to common stockholders after allocation to restricted stock awards	$80,668	$56,565	$123,207	$130,698
Add allocation to restricted stock awards	—	437	—	—
Diluted earnings - Net income attributable to common stockholders after allocation to restricted stock awards (1)	$80,668	$57,002	$123,207	$130,698

Denominator
Weighted average common shares outstanding	97,542	89,847	95,270	87,499
Add: dilutive common share from forward sale	6	—	2	—
Add: dilutive stock options	1	1	1	1
Add: dilutive restricted stock	—	484	—	—
Diluted weighted average common shares and securities (1)	97,549	90,332	95,273	87,500
Earnings Per Share Available to Common Stockholders After Allocation
Basic earnings per share	$0.83	$0.63	$1.29	$1.49
Diluted earnings per share (1)	$0.83	$0.63	$1.29	$1.49
(1) For the three and nine months ended September 30, 2020, and the nine months ended September 30, 2019 diluted earnings per share was calculated using the two-class method as the application of this method resulted in a more dilutive earnings per share for those periods. Diluted earnings per share for the three months ended September 30, 2019 was calculated using the treasury stock method as the application of this method resulted in a more dilutive earnings per share for that period.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We have excluded certain convertible securities from the computation of diluted earnings per share because the inclusion of those securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share as of September 30, 2020 and 2019 (in thousands):

	As of
	September 30, 2020	September 30, 2019
Common OP units	2,473	2,282
A-1 preferred OP units	299	316
A-3 preferred OP units	40	40
A-4 preferred OP units	—	406
Aspen preferred OP units	1,284	1,284
Series A-4 preferred stock	—	1,052
Series C preferred OP units	309	310
Series D preferred OP units	489	489
Series E preferred OP units	90	—
Series F preferred OP units	90	—
Series G preferred OP units	261	—
Total Securities	5,335	6,179

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

The change in the marketable securities balance is as follows (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2020	December 31, 2019
Beginning Balance	$94,727	$49,037
Additional purchase	11,757	8,995
Change in fair value measurement	(2,636)	34,240
Foreign currency translation adjustment	1,264	816
Dividend reinvestment, net of tax	1,971	1,639
Ending Balance	$107,083	$94,727

Installment Notes Receivable on Manufactured Homes

Installment notes receivable on manufactured homes are recorded at fair value and are measured using model-derived indicative pricing using observable inputs, inclusive of default rates, interest rates and recovery rates (Level 2). Refer to Note 4, “Notes and Other Receivables,” and Note 17, “Recent Accounting Pronouncements,” for additional detail.

Notes Receivable from Real Estate Developers

Notes receivable from real estate developers are recorded at fair value and are measured using prevailing market interest rates (Level 2). The carrying values of the notes generally approximate their fair market values either due to the nature of the note and / or the note being secured by underlying collateral and / or personal guarantees. Refer to Note 4, “Notes and Other Receivables,” and Note 17, “Recent Accounting Pronouncements,” for additional detail.

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

The table below sets forth our financial assets and liabilities (in thousands) that required disclosure of fair value on a recurring basis as of September 30, 2020. The table presents the carrying values and fair values of our financial instruments as of September 30, 2020 and December 31, 2019, that were measured using the valuation techniques described above. The table excludes other financial instruments such as cash and cash equivalents, other receivables, and accounts payable as the carrying values associated with these instruments approximate their fair value since their maturities are less than one year.

	Nine Months Ended		Year Ended
	September 30, 2020		December 31, 2019
Financial Assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Marketable securities	$107,083	$107,083	$94,727	$94,727
Installment notes receivable on manufactured homes, net	88,327	88,327	95,580	95,580
Notes receivable from real estate developers	51,487	51,487	18,960	18,960
Total	$246,897	$246,897	$209,267	$209,267

Financial Liabilities
Debt	$3,261,292	$3,306,279	$3,250,504	$3,270,544
Lines of credit and other debt	79,321	79,321	183,898	183,898
Other liabilities (contingent consideration)	6,828	6,828	6,134	6,134
Total	$3,347,441	$3,392,428	$3,440,536	$3,460,576

15.    Commitments and Contingencies

Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

16.    Leases

Lessee Accounting
Future minimum lease payments under non-cancellable leases as of the nine months ended September 30, 2020 where we are the lessee include:

Maturity of Lease Liabilities (in thousands)
	Operating Leases	Finance Leases	Total
2020 (Excluding nine months ended September 30, 2020)	$821	$97	$918
2021	2,842	120	2,962
2022	2,863	120	2,983
2023	2,993	120	3,113
2024	3,300	4,060	7,360
Thereafter	32,774	—	32,774
Total Lease Payments	$45,593	$4,517	$50,110
Less: Imputed interest	(20,218)	(382)	(20,600)
Present Value of Lease Liabilities	$25,375	$4,135	$29,510

Right-of-use (ROU) assets and lease liabilities for finance and operating leases as included in our Consolidated Balance Sheets are as follows (in thousands):

Description	Financial Statement Classification	September 30, 2020	December 31, 2019
Lease Assets
ROU asset obtained in exchange for new finance lease liabilities	Other asset, net	$4,135	$4,081
ROU asset obtained in exchange for new operating lease liabilities	Other asset, net	$24,365	$23,751
ROU asset obtained relative to below market operating lease	Other asset, net	$27,802	$28,366
Lease Liabilities
Finance lease liabilities	Other liabilities	$4,135	$4,081
Operating lease liabilities	Other liabilities	$25,375	$24,222

Lease expense for finance and operating leases as included in our Consolidated Statements of Operations are as follows (in thousands):

		Three Months Ended		Nine Months Ended
Description	Financial Statement Classification	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Finance lease expense
Amortization of ROU assets	Interest expense	$(18)	$(18)	$(54)	$(55)
Interest on lease liabilities	Interest expense	26	26	77	77
Operating lease cost	General and administrative expense, Property operating and maintenance	973	794	2,925	2,598
Variable lease cost	Property operating and maintenance	431	468	1,220	1,214
Total Lease Expense		$1,412	$1,270	$4,168	$3,834

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Lease term, discount rates and additional information for finance and operating leases are as follows:

Lease Term and Discount Rate
September 30, 2020
Weighted-average remaining lease terms (years)
Finance lease	3.75
Operating lease	25.97
Weighted-average discount rate
Finance lease	2.50%
Operating lease	4.12%

Other Information (in thousands)	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating Cash Flow from Operating leases	$1,836	$1,504
Financing Cash Flow from Finance leases	23	23
Total Cash Paid on Lease Liabilities	$1,859	$1,527

Related Party Leases: Lease of Executive Offices. Gary A. Shiffman, together with certain of his family members, indirectly owns an equity interest of approximately 28.1 percent in American Center LLC, the entity from which we lease office space for our principal executive offices. Each of Brian M. Hermelin, Ronald A. Klein and Arthur A. Weiss indirectly owns a less than one percent interest in American Center LLC. Mr. Shiffman is our Chief Executive Officer and Chairman of the Board. Each of Mr. Hermelin, Mr. Klein and Mr. Weiss is a director of the Company. Under this agreement, we lease approximately 103,100 rentable square feet of permanent space. The initial term of the lease is until October 31, 2026, and the current average gross base rent is $18.95 per square foot until October 31, 2020 with graduated rental increases thereafter. We entered into an additional office space operating lease which commenced in January 2020. Under this agreement, we lease approximately 20,087 rentable square feet of permanent space. The initial term of the lease is until October 31, 2026 and the average gross base rent is $18.95 per square foot until October 31, 2020 with graduated rent increases thereafter. Each of Mr. Shiffman, Mr. Hermelin, Mr. Klein and Mr. Weiss may have a conflict of interest with respect to his obligations as our officer and / or director and his ownership interest in American Center LLC.
Lessor Accounting
We are not the lessor for any finance leases as of September 30, 2020. Over 95 percent of our operating leases where we are the lessor are either month to month or for a time period not to exceed one year. As of the reporting date, future minimum lease payments would not exceed 12 months. Similarly, over 95 percent of our investment property, net on the Consolidated Balance Sheets, and related depreciation amounts relate to assets whereby we are the lessor under an operating lease.

17.     Recent Accounting Pronouncements

Recent Accounting Pronouncements - Adopted

In April 2020, the FASB issued a Staff Question-and-Answer (Q&A) to clarify whether lease concessions related to the effects of COVID-19 require the application of lease modification guidance under ASC Topic 842 “Leases”. The Q&A allows companies not to apply the lease modification guidance to rent concessions that result in deferred rent where the total cash flows required by the modified lease agreement are materially the same as the cash flows required under the original lease and the change to the lease did not result in a substantial increase to the rights of the lessor or the obligations of the lessee.

We adopted the guidance during the three months ended June 30, 2020 for eligible residential lease concessions. The lease concessions that meet the criteria of the Q&A are treated as if they were part of the enforceable rights and obligations of the parties under the existing lease contract. The amount of rent concessions subject to the Q&A were not material and this adoption did not have a material impact on our consolidated results of operations or financial position.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“CECL”). This update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As of January 1, 2020, we adopted the fair value option for our installment notes receivable on manufactured homes and the notes receivable within the GTSC JV which resulted in fair value adjustments of $1.6 million and $0.3 million, respectively. We also adopted the fair value option on notes receivable from real estate developers. The carrying values of those notes generally approximate their fair market values either due to the short-term nature of the loan and / or the note being secured by underlying collateral and / or personal guarantees. The adoption of CECL had an immaterial impact on our remaining financial instruments within the CECL scope. Refer to Note 4, “Notes and Other Receivables,”, and Note 6. “Investment in Nonconsolidated Affiliates,” for additional detail.

18.    Subsequent Events

Subsequent to the quarter ended September 30, 2020, we entered into a new $260.0 million term loan secured by 11 properties. The loan term is 12-years and the interest rate is fixed at 2.64 percent. The loan will mature in 2032.

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

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. As of September 30, 2020, we owned and operated or held an interest in a portfolio of 432 developed properties located in 32 states throughout the U.S. and one province in Canada, including 268 MH communities, 130 RV communities, and 34 properties containing both MH and RV sites.

We have been in the business of acquiring, operating, developing and expanding MH and RV communities since 1975. We lease individual sites with utility access for placement of manufactured homes and RVs to our customers. We are also engaged through SHS in the marketing, selling and leasing of new and pre-owned homes to current and future residents in our communities. The operations of SHS support and enhance our occupancy levels, property performance, and cash flows.

COVID-19 IMPACT

As of September 30, 2020, all of our MH communities and RV resorts are open. The execution of our operational and financial plans has helped to mitigate the impact of COVID-19 on our business.

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

We are experiencing more traffic at our communities as would be expected with the lifting of shelter-in-place mandates and other travel restrictions and are receiving more applications to live in our communities than in the prior year. Demand for short term RV sites has increased as travelers seek drive-to vacation destinations where they have more control over their personal accommodations and are able to enjoy outdoor, socially distanced activities.

We provided a temporary hardship program to those residents who have been economically disadvantaged as a result of COVID-19 for the months of April and May. This hardship program deferred the payment of April and May rent over 12 months, commencing on July 1, 2020. When the program ended in June, we had provided deferred relief of $4.4 million to approximately 4 percent of residents in our communities, including owner occupied sites and rental home sites. As of September 30, 2020, over 40 percent of the hardship program funds had been repaid. We halted increases to our monthly rental rates for a period of time but have now resumed our rent increase process.

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

SIGNIFICANT ACCOUNTING POLICIES

We have identified significant accounting policies that, as a result of the judgments, uncertainties and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition or results of operations under different conditions or using different assumptions. Details regarding significant accounting policies are described fully in our 2019 Annual Report.

SUN COMMUNITIES, INC.
NON-GAAP FINANCIAL MEASURES

In addition to the results reported in accordance with GAAP in our “Results of Operations” below, we have provided information regarding net operating income (“NOI”) and funds from operations (“FFO”) as supplemental performance measures. We believe NOI and FFO are appropriate measures given their wide use by and relevance to investors and analysts following the real estate industry. NOI provides a measure of rental operations and does not factor in depreciation, amortization and non-property specific expenses such as general and administrative expenses. FFO, reflecting the assumption that real estate values rise or fall with market conditions, principally adjusts for the effects of GAAP depreciation / amortization of real estate assets. In addition, NOI and FFO are commonly used in various ratios, pricing multiples / yields and returns and valuation calculations used to measure financial position, performance and value.

NOI is derived from revenues minus property operating expenses and real estate taxes. NOI is a non-GAAP financial measure that we believe is helpful to investors as a supplemental measure of operating performance because it is an indicator of the return on property investment and provides a method of comparing property performance over time. We use NOI as a key measure when evaluating performance and growth of particular properties and / or groups of properties. The principal limitation of NOI is that it excludes depreciation, amortization, interest expense and non-property specific expenses such as general and administrative expenses, all of which are significant costs. Therefore, NOI is a measure of the operating performance of our properties rather than of the Company overall.

We believe that GAAP net income (loss) is the most directly comparable measure to NOI. NOI should not be considered to be an alternative to GAAP net income (loss) as an indication of our financial performance or GAAP cash flow from operating activities as a measure of our liquidity; nor is it indicative of funds available for our cash needs, including our ability to make cash distributions. Because of the inclusion of items such as interest, depreciation and amortization, the use of GAAP net income (loss) as a performance measure is limited as these items may not accurately reflect the actual change in market value of a property, in the case of depreciation and in the case of interest, may not necessarily be linked to the operating performance of a real estate asset, as it is often incurred at a parent company level and not at a property level.

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

Summary Statements of Operations

The extent to which the COVID-19 pandemic impacts our operations, financial condition and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The uncertainty of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic.

The following tables reconcile the Net income attributable to Sun Communities, Inc. common stockholders to NOI and summarize our consolidated financial results for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net Income Attributable to Sun Communities, Inc. Common Stockholders	$81,204	$57,002	$124,028	$131,718
Interest income	(2,624)	(4,770)	(7,609)	(14,489)
Brokerage commissions and other revenues, net	(5,881)	(5,002)	(13,068)	(11,190)
Home selling expenses	3,652	3,972	10,508	10,922
General and administrative expenses	27,243	22,946	79,493	68,530
Catastrophic weather-related charges, net	14	341	54	1,302
Depreciation and amortization	88,499	76,532	259,453	229,241
Loss on extinguishment of debt (see Note 8)	—	12,755	5,209	13,478
Interest expense	30,214	32,219	94,058	99,894
Interest on mandatorily redeemable preferred OP units / equity	1,047	1,216	3,130	3,491
(Gain) / loss on remeasurement of marketable securities (see Note 14)	(1,492)	(12,661)	2,636	(16,548)
(Gain) / loss on foreign currency translation	(4,664)	3,046	2,441	(35)
Gain on disposition of property	(5,595)	—	(5,595)	—
Other expense, net	2,524	1,362	3,378	1,524
Loss on remeasurement of notes receivable (see Note 4)	445	—	2,311	—
Income from nonconsolidated affiliates (see Note 6)	(1,204)	(513)	(1,348)	(1,380)
Loss on remeasurement of investment in nonconsolidated affiliates (see Note 6)	446	—	1,505	—
Current tax benefit / (expense) (see Note 12)	(107)	420	462	906
Deferred tax benefit / (expense (see Note 12)	(562)	349	(804)	36
Preferred return to preferred OP units / equity	1,645	1,599	4,799	4,640
Income attributable to noncontrolling interests	6,907	5,422	8,806	9,048
Preferred stock distribution	—	428	—	1,288
NOI / Gross Profit	$221,711	$196,663	$573,847	$532,376

SUN COMMUNITIES, INC.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Real Property NOI	$176,284	$156,669	$481,393	$440,543
Home Sales NOI / Gross Profit	11,425	13,487	31,329	36,635
Rental Program NOI	29,323	25,270	86,182	77,700
Ancillary NOI / Gross Profit	23,780	18,507	30,642	28,824
Site rent from Rental Program (included in Real Property NOI) (1)	(19,101)	(17,270)	(55,699)	(51,326)
NOI / Gross Profit	$221,711	$196,663	$573,847	$532,376
(1) The renter’s monthly payment includes the site rent and an amount attributable to the home lease. The site rent is reflected in Real Property Operations’ segment revenue. For purposes of management analysis, site rent is included in Rental Program revenue to evaluate the incremental revenue gains associated with the implementation of the Rental Program and to assess the overall growth and performance of the Rental Program and financial impact on our operations.

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

Real Property Operations - Total Portfolio

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three and nine months ended September 30, 2020 and 2019 (in thousands, except for statistical information):

	Three Months Ended				Nine Months Ended
	September 30, 2020	September 30, 2019	Change	% Change	September 30, 2020	September 30, 2019	Change	% Change
Financial Information
Income from real property	$284,373	$251,163	$33,210	13.2%	$753,642	$689,890	$63,752	9.2%
Property operating expenses
Payroll and benefits	27,961	25,425	2,536	10.0%	70,014	66,393	3,621	5.5%
Legal, taxes, and insurance	2,631	2,968	(337)	(11.4)%	8,470	7,716	754	9.8%
Utilities	34,723	29,384	5,339	18.2%	85,030	77,462	7,568	9.8%
Supplies and repairs	12,490	10,966	1,524	13.9%	29,094	27,049	2,045	7.6%
Other(1)	12,842	10,352	2,490	24.1%	27,300	24,272	3,028	12.5%
Real estate taxes	17,442	15,399	2,043	13.3%	52,341	46,455	5,886	12.7%
Property operating expenses	108,089	94,494	13,595	14.4%	272,249	249,347	22,902	9.2%
Real Property NOI	$176,284	$156,669	$19,615	12.5%	$481,393	$440,543	$40,850	9.3%
(1) Includes COVID-19 personal protective equipment expense of $1,280 and $2,375 for the three and nine months ended September 30, 2020, respectively.

	As of
	September 30, 2020	September 30, 2019		Change
Other Information
Number of properties	432	389		43

MH occupancy	96.4%
RV occupancy	100.0%
MH & RV blended occupancy (1)	97.2%	96.7%		0.5%

Sites available for development	10,130	10,557		(427)

Monthly base rent per site - MH	$586	$574		$12
Monthly base rent per site - RV (2)	$444	$421	(3)	$23
Monthly base rent per site - Total	$554	$539	(3)	$15
(1) Overall occupancy percentage includes MH and annual RV sites and excludes transient RV sites.
(2) Monthly base rent pertains to annual RV sites and excludes transient RV sites.
(3) Canadian currency figures included within the three and nine months ended September 30, 2020 have been translated at 2020 average exchange rates.

SUN COMMUNITIES, INC.
The $19.6 million increase in Real Property NOI consists of $8.3 million from Same Communities as detailed below and $11.3 million from recently acquired properties in the three months ended September 30, 2020 as compared to the same period in 2019.

The $40.9 million increase in Real Property NOI consists of $19.6 million from Same Communities as detailed below and $21.3 million from recently acquired properties in the nine months ended September 30, 2020 as compared to the same period in 2019.

Real Property Operations - Same Communities

A key management tool used when evaluating performance and growth of our properties is a comparison of our Same Communities. The Same Communities data includes all properties which we have owned and operated continuously since January 1, 2019, exclusive of properties recently completed or under construction, and other properties as determined by management. The Same Community data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions or unique situations. In order to evaluate the growth of the Same Communities, management has classified certain items differently than our GAAP statements. The reclassification difference between our GAAP statements and our Same Community portfolio is the reclassification of water and sewer revenues from income from real property to utilities. A significant portion of our utility charges are re-billed to our residents.

The following tables reflect certain financial and other information for our Same Communities as of and for the three and nine months ended September 30, 2020 and 2019 (in thousands, except for statistical information).

	Three Months Ended				Nine Months Ended
	September 30, 2020	September 30, 2019	Change	% Change	September 30, 2020	September 30, 2019	Change	% Change
Financial Information
Income from real property	$243,373	$230,983	$12,390	5.4%	$661,984	$642,809	$19,175	3.0%
Property operating expenses
Payroll and benefits	23,720	23,642	78	0.3%	60,457	63,255	(2,798)	(4.4)%
Legal, taxes, and insurance	2,385	2,829	(444)	(15.7)%	7,690	7,432	258	3.5%
Utilities	21,269	19,102	2,167	11.3%	49,814	49,290	524	1.1%
Supplies and repairs	10,920	10,617	303	2.9%	25,223	26,227	(1,004)	(3.8)%
Other (1)	9,774	8,626	1,148	13.3%	21,607	21,276	331	1.6%
Real estate taxes	15,937	15,066	871	5.8%	47,920	45,610	2,310	5.1%
Property operating expenses	84,005	79,882	4,123	5.2%	212,711	213,090	(379)	(0.2)%
Real Property NOI	$159,368	$151,101	$8,267	5.5%	$449,273	$429,719	$19,554	4.6%
(1) Includes COVID-19 personal protective equipment expense of $1,130 and $2,065 for the three and nine months ended September 30, 2020, respectively.

	As of
	September 30, 2020	September 30, 2019	Change
Other Information
Number of properties	366	366	—

MH occupancy	97.2%
RV occupancy	100.0%
MH & RV blended occupancy (1)	97.8%

Adjusted MH occupancy (2)	98.4%
RV occupancy (2)	100.0%
Adjusted MH & RV blended occupancy (1) (2)	98.8%	96.8%	2.0%

Monthly base rent per site - MH	$594	$576	$18
Monthly base rent per site - RV (3)	$444	$420	$24
Monthly base rent per site - Total	$559	$539	$20
(1) The occupancy percentage for 2019 has been adjusted to reflect incremental growth period-over-period from filled MH expansion sites and the conversion of transient RV sites to annual RV sites.
(2) The adjusted occupancy percentage includes MH and annual RV sites and excludes recently completed but vacant expansion sites and transient RV sites.
(3) Monthly base rent pertains to annual RV sites and excludes transient RV sites.

SUN COMMUNITIES, INC.
The amounts in the table above reflect constant currency for comparative purposes. Canadian currency figures included within the three and nine months ended September 30, 2019 have been translated at 2020 average exchange rates. We have reclassified water and sewer revenues of $10.1 million and $8.9 million for the three months ended September 30, 2020 and 2019, and $28.4 million and $25.8 million for the nine months ended September 30, 2020 and 2019, respectively, to reflect the utility expenses associated with our Same Community portfolio net of recovery.

For the three months ended September 30, 2020 and 2019, the $8.3 million, or 5.5 percent growth in NOI is primarily due to an increase in Income from real property of $12.4 million, or 5.4 percent, partially offset by an increase in Property operating expenses of $4.1 million, or 5.2 percent. Income from real property increased due to a 3.6 percent increase in total monthly base rent per site when compared to the same period in 2019, and a 2.0 percent increase in occupancy. The increase in Property operating expenses was primarily attributable to increases in utilities, real estate taxes and COVID-19 personal protective equipment expense.

For the nine months ended September 30, 2020 and 2019, the $19.6 million or 4.6 percent growth in NOI is primarily due to an increase in Income from real property of $19.2 million, or 3.0 percent, and a $0.4 million, or 0.2 percent, decrease in Property operating expenses. Income from real property increased due to a 3.6 percent increase in total monthly base rent per site when compared to the same period in 2019, and a 2.0 percent increase in occupancy. The decrease in Property operating expenses was primarily attributable to decreases in payroll and benefits and supplies and repair costs, all of which were impacted by COVID-19 business operation restrictions, partially offset by increases in real estate taxes.

SUN COMMUNITIES, INC.
Home Sales Summary

We purchase new homes and acquire pre-owned and repossessed manufactured homes, generally located within our communities, from lenders, dealers, and former residents to sell or lease to current and prospective residents.

The following table reflects certain financial and statistical information for our Home Sales Program for the three and nine months ended September 30, 2020 and 2019 (in thousands, except for average selling prices and statistical information):

	Three Months Ended				Nine Months Ended
	September 30, 2020	September 30, 2019	Change	% Change	September 30, 2020	September 30, 2019	Change	% Change
Financial Information
New Homes
New home sales	$23,734	$19,775	$3,959	20.0%	$58,536	$51,860	$6,676	12.9%
New home cost of sales	19,294	16,761	2,533	15.1%	47,611	44,740	2,871	6.4%
NOI / Gross Profit – new homes	$4,440	$3,014	$1,426	47.3%	$10,925	$7,120	$3,805	53.4%
Gross margin % – new homes	18.7%	15.2%	3.5%		18.7%	13.7%	5.0%
Average selling price – new homes	$153,123	$118,413	$34,710	29.3%	$141,391	$120,325	$21,066	17.5%

Pre-owned Homes
Pre-owned home sales	$23,928	$30,030	$(6,102)	(20.3)%	$68,243	$84,805	$(16,562)	(19.5)%
Pre-owned home cost of sales	16,943	19,557	(2,614)	(13.4)%	47,839	55,290	(7,451)	(13.5)%
NOI / Gross Profit – pre-owned homes	$6,985	$10,473	$(3,488)	(33.3)%	$20,404	$29,515	$(9,111)	(30.9)%
Gross margin % – pre-owned homes	29.2%	34.9%	(5.7)%		29.9%	34.8%	(4.9)%
Average selling price – pre-owned homes	$43,114	$40,636	$2,478	6.1%	$40,864	$38,548	$2,316	6.0%

Total Home Sales
Revenue from home sales	47,662	49,805	(2,143)	(4.3)%	126,779	136,665	(9,886)	(7.2)%
Cost of home sales	36,237	36,318	(81)	(0.2)%	95,450	100,030	(4,580)	(4.6)%
NOI / Gross Profit – home sales	$11,425	$13,487	$(2,062)	(15.3)%	$31,329	$36,635	$(5,306)	(14.5)%

Statistical Information
New home sales volume	155	167	(12)	(7.2)%	414	431	(17)	(3.9)%
Pre-owned home sales volume	555	739	(184)	(24.9)%	1,670	2,200	(530)	(24.1)%
Total home sales volume	710	906	(196)	(21.6)%	2,084	2,631	(547)	(20.8)%

Gross Profit - New Homes
For the three months ended September 30, 2020, the $1.4 million, or 47.3 percent increase in gross profit is primarily the result of a 29.3 percent increase in the new home average selling price which drove a 3.5 percent increase in new home sales gross margin, as compared to the same period in 2019.

For the nine months ended September 30, 2020, the $3.8 million, or 53.4 percent increase in gross profit is primarily the result of a 17.5 percent increase in the new home average selling price which drove a 5.0 percent increase in new home sales gross margin, as compared to the same period in 2019.

Gross Profit - Pre-owned Homes
For the three months ended September 30, 2020, the $3.5 million or 33.3 percent decrease in gross profit is primarily the result of a 24.9 percent decrease in pre-owned home sales volume coupled with a 5.7 percent decrease in pre-owned homes gross margin, as compared to the same period in 2019.

For the nine months ended September 30, 2020, the $9.1 million or 30.9 percent decrease in gross profit is primarily the result of a 24.1 percent decrease in pre-owned home sales volume coupled with 4.9 percent decrease in pre-owned homes gross margin, as compared to the same period in 2019.

SUN COMMUNITIES, INC.
Rental Program Summary

The following table reflects certain financial and other information for our Rental Program as of and for the three and nine months ended September 30, 2020 and 2019 (in thousands, except for statistical information):

	Three Months Ended				Nine Months Ended
	September 30, 2020	September 30, 2019	Change	% Change	September 30, 2020	September 30, 2019	Change	% Change
Financial Information
Revenues
Rental home revenue	$16,171	$14,444	$1,727	12.0%	$46,611	$42,827	$3,784	8.8%
Site rent from Rental Program (1)	19,101	17,270	1,831	10.6%	55,699	51,326	4,373	8.5%
Rental Program revenue	35,272	31,714	3,558	11.2%	102,310	94,153	8,157	8.7%
Expenses
Repairs and refurbishment	3,414	4,080	(666)	(16.3)%	8,623	9,317	(694)	(7.4)%
Taxes and insurance	2,059	1,940	119	6.1%	6,078	5,631	447	7.9%
Other	476	424	52	12.3%	1,427	1,505	(78)	(5.2)%
Rental Program operating and maintenance	5,949	6,444	(495)	(7.7)%	16,128	16,453	(325)	(2.0)%
Rental Program NOI	$29,323	$25,270	$4,053	16.0%	$86,182	$77,700	$8,482	10.9%

Other Information
Number of sold rental homes	225	317	(92)	(29.0)%	581	859	(278)	(32.4)%
Number of occupied rentals, end of period					11,729	11,170	559	5.0%
Investment in occupied rental homes, end of period					$625,922	$570,053	$55,869	9.8%
Weighted average monthly rental rate, end of period					$1,032	$987	$45	4.6%
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

Rental Program NOI increased $4.1 million, or 16.0 percent for the three months ended September 30, 2020 as compared to the same period in 2019. The increase is primarily due to an increase in Rental Program revenue of $3.6 million, or 11.2 percent, in addition to a $0.5 million or 7.7 percent decrease in expenses.

Rental Program NOI increased $8.5 million, or 10.9 percent for the nine months ended September 30, 2020 as compared to the same period in 2019. The increase is primarily due to an increase in Rental Program revenue of $8.2 million, or 8.7 percent. The increase in revenue is partially attributable to a 4.6 percent increase in the weighted average monthly rental rate and a 5.0 percent increase in the number of occupied rentals in the nine months ended September 30, 2020 as compared to the same period in 2019.

SUN COMMUNITIES, INC.
Other Items - Statements of Operations (1)

The following table summarizes other income and expenses for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2020	September 30, 2019	Change	% Change	September 30, 2020	September 30, 2019	Change	% Change
Ancillary revenues, net	$23,780	$18,507	$5,273	28.5%	$30,642	$28,824	$1,818	6.3%
Interest income	$2,624	$4,770	$(2,146)	(45.0)%	$7,609	$14,489	$(6,880)	(47.5)%
Brokerage commissions and other revenues, net	$5,881	$5,002	$879	17.6%	$13,068	$11,190	$1,878	16.8%
Home selling expenses	$3,652	$3,972	$(320)	(8.1)%	$10,508	$10,922	$(414)	(3.8)%
General and administrative expenses	$27,243	$22,946	$4,297	18.7%	$79,493	$68,530	$10,963	16.0%
Catastrophic weather-related charges, net	$14	$341	$(327)	(95.9)%	$54	$1,302	$(1,248)	(95.9)%
Depreciation and amortization	$88,499	$76,532	$11,967	15.6%	$259,453	$229,241	$30,212	13.2%
Loss on extinguishment of debt (see Note 8)	$—	$12,755	$(12,755)	(100.0)%	$5,209	$13,478	$(8,269)	(61.4)%
Interest expense	$30,214	$32,219	$(2,005)	(6.2)%	$94,058	$99,894	$(5,836)	(5.8)%
Interest on mandatorily redeemable preferred OP units / equity	$1,047	$1,216	$(169)	(13.9)%	$3,130	$3,491	$(361)	(10.3)%
Gain / (loss) on remeasurement of marketable securities (see Note 14)	$1,492	$12,661	$(11,169)	(88.2)%	$(2,636)	$16,548	$(19,184)	(115.9)%
Gain / (loss) on foreign currency translation	$4,664	$(3,046)	$7,710	N/M	$(2,441)	$35	$(2,476)	N/M
Gain on disposition of property	$5,595	$—	$5,595	N/A	$5,595	$—	$5,595	N/A
Other expense, net	$(2,524)	$(1,362)	$(1,162)	85.3%	$(3,378)	$(1,524)	$(1,854)	121.7%
Loss on remeasurement of notes receivable (see Note 4)	$(445)	$—	$(445)	N/A	$(2,311)	$—	$(2,311)	N/A
Income from nonconsolidated affiliates (see Note 6)	$1,204	$513	$691	134.7%	$1,348	$1,380	$(32)	(2.3)%
Loss on remeasurement of investment in nonconsolidated affiliates (see Note 6)	$(446)	$—	$(446)	N/A	$(1,505)	$—	$(1,505)	N/A
Current tax benefit / (expense) (see Note 12)	$107	$(420)	$527	(125.5)%	$(462)	$(906)	$444	(49.0)%
Deferred tax benefit / (expense) (see Note 12)	$562	$(349)	$911	N/M	$804	$(36)	$840	N/M
Preferred return to preferred OP units / equity	$1,645	$1,599	$46	2.9%	$4,799	$4,640	$159	3.4%
Income attributable to noncontrolling interests	$6,907	$5,422	$1,485	27.4%	$8,806	$9,048	$(242)	(2.7)%
Preferred stock distribution	$—	$428	$(428)	N/M	$—	$1,288	$(1,288)	N/M
(1) Only items determined by management to be material, of interest, or unique to the periods disclosed above are explained below.
N/M = Percentage change is not meaningful.

Ancillary revenues, net - for the three and nine months ended September 30, 2020, increased primarily due to lifting of various COVID-19 related travel restrictions leading to more guest reservations in vacation rental homes and ancillary purchases at RV resorts.

Interest income - for the three and nine months ended September 30, 2020, decreased primarily due to lower balances on our notes receivable and derecognition of collateralized notes receivable in November 2019.

General and administrative expenses - for the three and nine months ended September 30, 2020, increased primarily due to an increase in deferred compensation amortization, legal costs and consulting fees as compared to the same period in 2019, and COVID-19 personal protective equipment expense that did not exist in 2019.

SUN COMMUNITIES, INC.
Depreciation and amortization - for the three and nine months ended September 30, 2020, increased as a result of property acquisitions during 2019 and 2020. Refer to Note 3, “Real Estate Acquisitions,” in our accompanying Consolidated Financial Statements for additional information.

Loss on extinguishment of debt - for the nine months ended September 30, 2020, decreased primarily due to fewer prepayment penalties related to debt and financing activity as compared to the same period in 2019. There was no extinguishment of debt during the three months ended September 30, 2020. Refer to Note 8, “Debt and Lines of Credit,” in our accompanying Consolidated Financial Statements for additional information.

Interest expense - for the three and nine months ended September 30, 2020, decreased primarily due to lower prevailing interest rates and lower outstanding balances on our lines of credit as compared to the same period in 2019. Refer to Note 8, “Debt and Lines of Credit,” of our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on remeasurement of marketable securities - for the three months ended September 30, 2020, was a $1.5 million gain as compared to a $12.7 million gain in the same period in 2019, which represent remeasurement gains from our investment in marketable securities. For the nine months ended September 30, 2020, there was a $2.6 million loss on remeasurement of marketable securities as compared to a $16.5 million gain in the same period in 2019. Refer to Note 14, “Fair Value of Financial Instruments,” in our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on foreign currency translation - for the three months ended September 30, 2020, was a $4.7 million gain as compared to a $3.0 million loss in the same period in 2019, primarily due to the fluctuation in exchange rate on Canadian and Australian denominated currencies. For the nine months ended September 30, 2020, there was a $2.4 million loss as compared to a nominal gain in the same period in 2019.

Gain on disposition of property - for the three months ended September 30, 2020, was a $5.6 million gain. There was no disposition of property during the nine months ended September 30, 2019. Refer to Note 3, “Real Estate Acquisitions and Dispositions,” in our accompanying Consolidated Financial Statements for additional information.

Loss on remeasurement of notes receivable - represents the adjustment of our in-house financing notes receivable portfolio, for which we elected the fair value option on January 1, 2020. Refer to Note 4, “Notes and Other Receivables,” and Note 14, “Fair Value of Financial Instruments,” in our accompanying Consolidated Financial Statements for additional information.

Loss on remeasurement of investment in nonconsolidated affiliates - represents the adjustment of our equity investment in GTSC, for which we elected the fair value option on January 1, 2020. Refer to Note 6, “Investment in Nonconsolidated Affiliates,” in our accompanying Consolidated Financial Statements for additional information.

Income attributable to noncontrolling interests - for the three months ended September 30, 2020, increased as compared to the same period in 2019, primarily due to improved financial performance of the Company and its consolidated VIEs. For the nine months ended September 30, 2020, the cumulative decrease was primarily a result of decreased performance in our RV based joint ventures as compared to the same period in 2019. This decreased performance is attributable to the impact of COVID-19 on reservations at RV resorts during the first and second quarter of 2020.

SUN COMMUNITIES, INC.
Reconciliation of Net Income Attributable to Sun Communities, Inc. Common Stockholders to FFO

The following table reconciles Net income attributable to Sun Communities, Inc. common stockholders to FFO for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net Income Attributable to Sun Communities, Inc. Common Stockholders	$81,204	$57,002	$124,028	$131,718
Adjustments
Depreciation and amortization	88,495	76,692	259,543	229,698
Depreciation on nonconsolidated affiliates	9	—	28	—
Gain / (loss) on remeasurement of marketable securities	(1,492)	(12,661)	2,636	(16,548)
Loss on remeasurement of investment in nonconsolidated affiliates	446	—	1,505	—
Loss on remeasurement of notes receivable	445	—	2,311	—
Income attributable to noncontrolling interests	6,196	4,839	7,725	7,720
Preferred return to preferred OP units	498	530	1,498	1,594
Interest Expense on Aspen preferred OP units	514	—	1,542	—
Preferred distribution to Series A-4 preferred stock	—	428	—	1,288
Gain on disposition of properties	(5,595)	—	(5,595)	—
Gain on disposition of assets, net	(5,511)	(7,334)	(15,251)	(21,083)
FFO Attributable To Sun Communities, Inc. Common Stockholders And Dilutive Convertible Securities(1)	165,209	119,496	379,970	334,387
Adjustments
Other acquisition related costs (2)	402	375	1,291	902
Loss on extinguishment of debt	—	12,755	5,209	13,478
Catastrophic weather-related charges, net	15	363	54	1,339
Loss of earnings - catastrophic weather related (3)	(300)	(377)	—	—
(Gain) / loss on foreign currency translation	(4,664)	3,046	2,441	(35)
Other expense, net	2,524	1,362	3,378	1,524
Other adjustments (4)	(562)	349	(504)	36
Core FFO Attributable To Sun Communities, Inc. Common Stockholders And Dilutive Convertible Securities(1)	$162,624	$137,369	$391,839	$351,631

Weighted average common shares outstanding - basic	97,542	89,847	95,270	87,499
Add
Common shares dilutive effect from forward sale agreement	6	—	2	—
Common stock issuable upon conversion of stock options	1	1	1	1
Restricted stock	390	484	395	431
Common OP units	2,476	2,284	2,445	2,498
Common stock issuable upon conversion of Aspen preferred OP units	408	—	408	—
Common stock issuable upon conversion of Series A-3 preferred OP units	75	75	75	75
Common stock issuable upon conversion of Series A-1 preferred OP units	730	780	737	792
Common stock issuable upon conversion of Series A-4 preferred stock	—	467	—	467
Weighted Average Common Shares Outstanding - Fully Diluted	101,628	93,938	99,333	91,763

FFO Attributable To Sun Communities, Inc. Common Stockholders And Dilutive Convertible Securities Per Share - Fully Diluted	$1.63	$1.27	$3.83	$3.64

Core FFO Attributable To Sun Communities, Inc. Common Stockholders And Dilutive Convertible Securities Per Share - Fully Diluted	$1.60	$1.46	$3.94	$3.83

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
(4) Adjustments include deferred compensation amortization upon retirement and deferred tax (benefit) / expense.

SUN COMMUNITIES, INC.
LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity demands have historically been, and are expected to continue to be, distributions to our stockholders and the unit holders of the Operating Partnership, capital improvement of properties, the purchase of new and pre-owned homes, property acquisitions, development and expansion of properties, and debt repayment.

Subject to market conditions, we intend to continue to identify opportunities to expand our development pipeline and acquire existing communities. We finance acquisitions through available cash, secured financing, draws on our lines of credit, the assumption of existing debt on properties, and the issuance of equity securities. We will continue to evaluate acquisition opportunities that meet our criteria. Refer to Note 3, “Real Estate Acquisitions and Dispositions,” in our accompanying Consolidated Financial Statements for information regarding recent community acquisitions.

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

For the nine months ended September 30, 2020 and 2019, expansion and development activities of $197.7 million and $203.9 million, respectively, related to costs consisting primarily of construction of sites and other costs necessary to complete home site improvements.

For the nine months ended September 30, 2020 and 2019, lot modification expenditures were $21.8 million and $22.2 million, respectively. These expenditures improve asset quality in our communities and are incurred when an existing home is removed and the site is prepared for a new home (more often than not, a multi-sectional home). These activities, which are mandated by strict manufacturer’s installation requirements and state building codes, include items such as new foundations, driveways, and utility upgrades.

For the nine months ended September 30, 2020 and 2019, recurring capital expenditures were $17.4 million and $16.9 million, respectively, related to our continued commitment to the upkeep of our properties.

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

SUN COMMUNITIES, INC.
Cash Flow Activities

Our cash flow activities are summarized as follows (in thousands):

	Nine Months Ended
	September 30, 2020	September 30, 2019
Net Cash Provided by Operating Activities	$464,458	$398,293
Net Cash Used for Investing Activities	$(665,708)	$(799,251)
Net Cash Provided by Financing Activities	$281,997	$380,131
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$(48)	$291

Cash, cash equivalents and restricted cash increased by $80.7 million from $34.8 million as of December 31, 2019, to $115.5 million as of September 30, 2020.

Operating Activities - Net cash provided by operating activities increased by $66.2 million from $398.3 million for the nine months ended September 30, 2019 to $464.5 million for the nine months ended September 30, 2020.

Our net cash flows provided by operating activities from continuing operations may be adversely impacted by, among other things: (a) the market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets; (b) lower occupancy and rental rates of our properties; (c) increased operating costs, such as wage and benefit costs, insurance premiums, real estate taxes and utilities, that cannot be passed on to our tenants; (d) decreased sales of manufactured homes; (e) current volatility in economic conditions and the financial markets; and (f) the effects of the COVID-19 pandemic. See “Risk Factors” in Part I, Item 1A of our 2019 Annual Report, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31,2020 and Part II, Item 1A of this report.

Investing Activities - Net cash used for investing activities was $665.7 million for the nine months ended September 30, 2020, compared to $799.3 million for the nine months ended September 30, 2019. Refer to Note 3, “Real Estate Acquisitions and Dispositions,” in our accompanying Consolidated Financial Statements for additional information.

Financing Activities - Net cash provided by financing activities was $282.0 million for the nine months ended September 30, 2020, compared to net cash provided by financing activities of $380.1 million for the nine months ended September 30, 2019. Refer to Note 8, “Debt and Lines of Credit” and Note 9, “Equity and Temporary Equity,” in our accompanying Consolidated Financial Statements for additional information.

Financial Flexibility

On September 30, 2020 and October 1, 2020, we entered into two forward sale agreements (the “Forward Sale Agreements”) relating to an underwritten registered public offering of 9,200,000 shares of our common stock at a public offering price of $139.50 per share. The offering closed on October 5, 2020. We did not initially receive any proceeds from the sale of shares of our common stock in the offering. We expect to physically settle the Forward Sale Agreements (by the delivery of shares of our common stock) and receive proceeds from the sale of those shares of our common stock upon one or more forward settlement dates no later than October 5, 2021. We may also elect to cash settle or net share settle all or a portion of our obligations under the Forward Sale Agreements if we conclude it is in our best interest to do so. If we elect to cash settle or net settle the Forward Sale Agreements we may not receive any proceeds. If we fully physically settle the Forward Sale Agreements, we expect to receive net proceeds of approximately $1.23 billion. As described below, we intend to use the net proceeds of the physical settlement of the Forward Sale Agreements to fund the cash portion of the purchase price for the Safe Harbor acquisition.

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

SUN COMMUNITIES, INC.
In July 2017, we entered into an at the market offering sales agreement (as amended, the “Sales Agreement”) with certain sales agents (collectively, the “Sales Agents”), whereby we may offer and sell shares of our common stock, having an aggregate offering price of up to $450.0 million, from time to time through the Sales Agents. The Sales Agents are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold under the Sales Agreement. Through September 30, 2020, we have sold shares of our common stock for gross proceeds of $163.8 million under the Sales Agreement. There were no issuances of common stock under the Sales Agreement during the three months ended September 30, 2020 or the year ended December 31, 2019.

In October 2019, we assumed a term loan facility with Citibank, in the amount of $58.0 million in relation to an acquisition. The term loan has a four-year term ending October 29, 2023, and bears interest at a floating rate based on the Eurodollar rate or Prime rate. The outstanding balance was $47.5 million at September 30, 2020 and $57.0 million at December 31, 2019, respectively.

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

The A&R Facility bears interest at a floating rate based on the Eurodollar rate or Bank Bill Swap Bid Rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which margin can range from 1.20 percent to 2.10 percent for the revolving loan and 1.20 percent to 2.05 percent for the term loan. As of September 30, 2020, the margin based on our leverage ratio was 1.2 percent on the revolving loan and 1.2 percent on the term loan. We had $28.1 million and no borrowings on the revolving loan and the term loan, respectively, as of September 30, 2020. We had $123.6 million of borrowings on the revolving loan and no borrowings on the term loan, as of December 31, 2019.

The A&R Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit but does reduce the borrowing amount available. At September 30, 2020 and December 31, 2019, we had approximately $2.9 million and $2.8 million of outstanding letters of credit, respectively.

Pursuant to the terms of the A&R Facility, we are subject to various financial and other covenants. We are currently in compliance with these covenants and do not anticipate that we will be unable to meet these covenants in the near term as a result of COVID-19’s impact on our business. The most restrictive financial covenants for the A&R Facility are as follows:

Covenant	Requirement	As of September 30, 2020
Maximum Leverage Ratio	<65.0%	24.1%
Minimum Fixed Charge Coverage Ratio	>1.40	3.19
Minimum Tangible Net Worth	>$3,731,946	$6,437,695
Maximum Dividend Payout Ratio	<95.0%	68.5%
Maximum Variable Rate Indebtedness	<50.0%	0.6%

If the Safe Harbor acquisition is consummated, our short-term liquidity requirements include the need to pay a significant portion of the purchase price in cash. The Safe Harbor acquisition is expected to close on October 30, 2020. At the execution of the acquisition agreement on September 29, 2020, we estimated the cash portion of the purchase price to be approximately $1.17 billion. The actual cash portion of the purchase price will depend on various factors and may be materially higher or lower than this estimate. We intend to fund the cash portion of the purchase price with the net proceeds of the physical settlement of the Forward Sale Agreements. The net proceeds of a physical settlement of the transaction may be up to $1.23 billion. We intend to use any net proceeds of the physical settlement of the forward sale transaction in excess of the cash portion of the purchase price to fund possible future acquisitions of properties and for working capital and general corporate purposes.

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, expansion and development of communities, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and / or the collateralization of our properties.

SUN COMMUNITIES, INC.
We had unrestricted cash on hand as of September 30, 2020 of approximately $102.4 million and used a portion of the proceeds of our May equity raise to pay down the balance on our line of credit. As of September 30, 2020, there is approximately $719.0 million of remaining capacity on the line of credit. We also have 157 unencumbered properties with an estimated asset value, as of September 30, 2020, of approximately $2.9 billion available to secure potential mortgage debt.

From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, obtain debt financing, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the MH and RV community industry at the time, including the effects of the COVID-19 pandemic, the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those markets could make borrowing more difficult to secure, more expensive, or effectively unavailable. See “Risk Factors” in Part I, Item 1A of our 2019 Annual Report, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in Part II, Item 1A of this report. If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of September 30, 2020, our net debt to enterprise value was approximately 18.3 percent (assuming conversion of all common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series C preferred OP units, Series D preferred OP units, Series E preferred OP units, Series F preferred OP units, and Series G preferred OP units to shares of common stock). Our debt has a weighted average maturity of approximately 11.4 years and a weighted average interest rate of 3.86 percent.

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

Nonconsolidated Affiliate Indebtedness

GTSC - During September 2019, GTSC entered into a warehouse line of credit with a maximum loan amount of $125.0 million. During September 2020, the maximum amount was increased to $180.0 million. As of September 30, 2020, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by GTSC was approximately $154.7 million (of which our proportionate share is approximately $61.9 million). The debt bears interest at a variable rate based on LIBOR plus 1.65 percent per annum and matures on September 15, 2023. Refer to Note 6, "Investment in Nonconsolidated Affiliates," for additional information on our nonconsolidated affiliates.

Sungenia JV - During May 2020, Sungenia JV entered into a debt facility agreement with a maximum loan amount of 27.0 million Australian dollars, or $19.3 million converted at the September 30, 2020 exchange rate. As of September 30, 2020, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by Sungenia JV was approximately $1.4 million (of which our proportionate share is approximately $0.7 million). The debt bears interest at a variable rate based on Australian BBSY plus 2.05 percent per annum and is available for a minimum of three years. Refer to Note 6, "Investment in Nonconsolidated Affiliates," for additional information on our nonconsolidated affiliates.

SUN COMMUNITIES, INC.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains various “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as “forecasts,” “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “predicts,” “potential,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled,” “guidance” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under “Risk Factors” in our 2019 Annual Report, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and in our other filings with the SEC, such risks and uncertainties include, but are not limited to:
•outbreaks of disease, including the COVID-19 pandemic, and related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations;
•changes in general economic conditions, the real estate industry, and the markets in which we operate;
•difficulties in our ability to evaluate, finance, complete and integrate acquisitions (including the Safe Harbor acquisition), developments and expansions successfully;
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
•litigation, judgments or settlements;
•competitive market forces;
•the ability of purchasers of manufactured homes and boats to obtain financing; and
•the level of repossessions by manufactured home and boat lenders.

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

Our variable rate debt totaled $79.3 million and $140.6 million as of September 30, 2020 and 2019, respectively, and bears interest at Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0 percent, our interest expense would have increased or decreased by approximately $1.7 million and $2.0 million for the nine months ended September 30, 2020 and 2019, respectively, based on the $231.1 million and $270.2 million average balances outstanding under our variable rate debt facilities, respectively.

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

At September 30, 2020 and December 31, 2019, our stockholder’s equity included $212.9 million and $202.5 million from our Canadian subsidiaries and Australian equity investments, respectively, which represented 4.8 percent and 5.2 percent of total stockholder’s equity, respectively. Based on our sensitivity analysis, a 10.0 percent strengthening of the U.S. dollar against the Canadian and Australian dollar would have caused a reduction of $21.3 million and $20.2 million to our total stockholder’s equity at September 30, 2020 and December 31, 2019.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at September 30, 2020. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in internal control over financial reporting

There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COMMUNITIES, INC.
PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to “Legal Proceedings” in Part 1 - Item 1 - Note 15, “Commitments and Contingencies,” in our accompanying Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS

Our prospects are subject to certain uncertainties and risks. Our future results could differ materially from current results, and our actual results could differ materially from those projected in forward-looking statements as a result of certain risk factors. In addition to the other information set forth in this report, you should carefully consider the factors described below, in Part 1, Item 1A, “Risk Factors,” in our 2019 Annual Report, in Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in our other filings with the SEC.

RISKS RELATED TO THE MERGER

We may not consummate the Merger.

We expect to complete the Merger no later than October 30, 2020. However, the closing is subject to the satisfaction of the closing conditions set forth in the Merger Agreement, including compliance with the Hart-Scott-Rodino Act and other antitrust laws. If these conditions are not satisfied or waived, or if the Merger Agreement and the other definitive agreements relating to the Merger are otherwise terminated in accordance with their respective terms, then the Merger will not be consummated. If we do not complete the Merger, our common stock will not reflect any interest in the Safe Harbor Properties; if the closing is delayed, this interest will not be reflected during the period of delay; and if the Merger is restructured, it is uncertain as to whether this interest will be adversely affected. In addition, the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the Merger will be completed and that we will realize certain anticipated benefits of acquiring Safe Harbor.

Even if the Merger is consummated, if certain third-party consents are not received, we will be required to acquire some or all of the Delayed Closing Properties, potentially without the right to operate them, which may have a material adverse effect on our financial condition, results of operations or cash flows.

The 11 Delayed Closing Properties are leased by subsidiaries of Safe Harbor. The portion of the Merger consideration allocated to the Delayed Closing Properties is $260.2 million. The ground leases for the Delayed Closing Properties require consents of the lessors for us to acquire them in the Merger. Under the Merger Agreement, if the required lessor consent is not obtained by the closing of the Merger, which is expected to occur not later than October 30, 2020, at our election an affiliate of the owners of Safe Harbor will retain ownership of these subsidiaries until not later than November 30, 2020. Even if required third-party consents for the Delayed Closing Properties are not obtained before November 30, 2020, we are obligated on that date to acquire all of the Delayed Closing Properties for cash consideration equal to their agreed values. If we acquire these subsidiaries without having received consent of the lessors, among other possible remedies, the lessors will have the right to terminate the leases, in which case we will not be able to operate these properties. Any inability to operate these properties may have a material adverse effect on our financial condition, results of operations or cash flows.

If we are not able to operate these properties, we may seek to sell the equity or assets of the applicable Safe Harbor subsidiary. If the lease has been terminated, we will not be able to sell the business of the subsidiary as a going concern and we may receive little value in any sale. Even if the lease has not been terminated, the value of the subsidiary or its assets may be materially adversely affected if there has been a disruption in the operations of the property or other unforeseen events occur. There can be no assurance that we will be able to sell the business or assets of any such subsidiary, or, if we are able to complete a sale, that we will receive consideration that is not materially lower than the price we will pay to acquire the property.

If the Delayed Closing Properties are retained by an affiliate of the owners of Safe Harbor at the closing of the Merger, we expect that Safe Harbor’s borrowing capacity under its line of credit will be reduced because each of the Delayed Closing Properties supports the borrowing base under the line of credit. If we acquire the Delayed Closing Properties without having obtained required consents, we expect that Safe Harbor’s borrowing capacity under its line of credit will not be increased. A default under or a termination of a ground lease may also create defaults under other agreements to which the applicable Safe Harbor subsidiary or another Safe Harbor entity is a party. Any of these events may have a material adverse effect on our ability to operate the Safe Harbor Properties or our financial condition, results of operations or cash flows.

The intended benefits of the Merger may not be realized.

The Merger poses risks for our ongoing operations, including, among others:
•that senior management’s attention may be diverted from the management of daily operations of our MH and RV business to the integration of the Safe Harbor Properties;
•costs and expenses associated with any undisclosed or potential liabilities that are not covered by our transaction insurance;
•that the Safe Harbor Properties may not perform as well as anticipated; and
•unforeseen difficulties may arise in integrating a new marina business generally, and the Safe Harbor Properties specifically, into our existing corporate structure.
As a result of the foregoing, we cannot assure you that the Merger will be accretive to us in the near term or at all. Furthermore, if we fail to realize the intended benefits of the Safe Harbor Properties, the market price of our common stock could decline to the extent that the market price reflects those benefits.

We will assume a significant amount of debt in the Merger, which, together with our other debt, could limit our operational flexibility or otherwise adversely affect our financial condition.

If the Merger closes, we will indirectly assume approximately $808.0 million of debt currently owed by Safe Harbor, which will come due in October 2024 (assuming extension options are not exercised). In addition, as of September 30, 2020, we had approximately $3.3 billion of total debt outstanding, consisting of approximately $3.2 billion in debt that is collateralized by mortgage liens on 179 of the Properties, no debt secured by collateralized receivables, and no unsecured debt. As of September 30, 2020, we had $28.1 million outstanding under the revolving loan under our senior credit facility. If we fail to meet our obligations under our secured debt, including any debt we assume in the Merger, the lenders would be entitled to foreclose on all or some of the collateral securing such debt which could have a material adverse effect on us and our ability to make expected distributions, and could threaten our continued viability.

We are subject to the risks normally associated with debt financing, including the following risks:
•our cash flow may be insufficient to meet required payments of principal and interest, or require us to dedicate a substantial portion of our cash flow to pay our debt and the interest associated with our debt rather than to other areas of our business;
•our existing indebtedness may limit our operating flexibility due to financial and other restrictive covenants, including restrictions on incurring additional debt;
•it may be more difficult for us to obtain additional financing in the future for our operations, working capital requirements, capital expenditures, debt service or other general requirements;
•we may be more vulnerable in the event of adverse economic and industry conditions or a downturn in our business;
•we may be placed at a competitive disadvantage compared to our competitors that have less debt; and
•we may not be able to refinance at all or on favorable terms, as our debt matures.

If any of the above risks occurred, our financial condition and results of operations could be materially adversely affected.

RISKS RELATED TO OPERATING THE SAFE HARBOR PROPERTIES

We will face a variety of risks through our expansion into the business of owning and operating marinas.

The acquisition of Safe Harbor will mark our entrance into the business of owning and operating marinas. The risks of our entry into the marina operations segment include, without limitation, the need for additional capital and other resources to expand into this new line of business, and potentially inefficient integration of financial reporting and information technology systems and controls. In addition, the Safe Harbor business we acquire may have unknown or contingent liabilities, including liabilities for failure to comply with maritime and other laws and regulations, environmental liabilities, workers’ compensation liabilities, and tax liabilities. Although we have generally attempted to manage these risks through representations, warranties and indemnification rights under the Merger Agreement, and also through transaction insurance, we may nevertheless have material liabilities for past activities of Safe Harbor. Entry into the marina business will also subject us to new laws and regulations with which we are not familiar and may lead to increased litigation and regulatory risk. A marina will also be affected by various statutes and government regulations that govern the use of, and construction on, rivers, lakes and other waterways. Exposure to the marina industry may expose us to certain weather events and risks to which we have not previously been exposed. Additionally, the marina business may be affected in different ways or to a greater extent than our existing MH and RV business by the COVID-19 pandemic with respect to infection control, facility and work-site access, or other related issues.

We will rely on key employees that have prior experience in the marina business.

Our existing management does not have experience owning or operating marinas. The successful operation of the Safe Harbor Properties will depend on our ability to retain key employees with experience in the marina business, including Baxter Underwood, who is the Chief Executive Officer of Safe Harbor. The loss of services of Mr. Underwood or other key employees could have a materially adverse effect on our ability to operate Safe Harbor. Although Mr. Underwood has entered into an employment and non-competition agreement that will become effective upon consummation of the Merger, upon certain events he will have the option to eliminate the non-competition covenant by foregoing certain compensation and other benefits. We do not contemplate obtaining any “key-man” life insurance on any of the key employees of Safe Harbor.

Many of the Safe Harbor Properties are located in areas that experience extreme weather conditions.

Extreme weather or weather-related conditions, including hurricanes, flash floods, or sea-level rise, may interrupt marina operations, damage the Safe Harbor Properties and reduce the number of customers who utilize the Safe Harbor Properties in the affected areas. Many of the Safe Harbor Properties we intend to acquire in the Merger are on coastlines that are subject to hurricane seasons, flash flooding and sea-level rise. If there are prolonged disruptions at the Safe Harbor Properties due to extreme weather or weather-related conditions, our results of operations and financial condition could be materially adversely affected.

While we will maintain insurance coverage that may cover certain of the costs and loss of revenue associated with the effect of extreme weather or weather-related conditions on the Safe Harbor Properties, our coverage will be subject to deductibles and limits on maximum benefits. We cannot assure you that we will be able to fully collect, if at all, on any claims resulting from extreme weather or weather-related conditions. If any of the Safe Harbor Properties are damaged or if their operations are disrupted as a result of extreme weather or weather-related conditions in the future, or if extreme weather or weather-related conditions adversely impacts general economic or other conditions in the areas in which the Safe Harbor Properties are located or from which they draw their patrons, our business, financial condition and results of operations could be materially adversely affected.

The cyclical and seasonal nature of the marina industry may lead to fluctuations in our operating results.

The marina industry can experience cycles of growth and downturn due to seasonality patterns, and results of operations in any one period may not be indicative of results in future periods. Demand for wet slip storage increases during the summer months as customers contract for the summer boating season, which also drives non-storage revenue streams such as service, fuel and on-premise restaurants or convenience storage. Demand for dry storage increases during the winter season as seasonal weather patterns require boat owners to store their vessels on dry docks and within covered racks.

Marinas may not be readily adaptable to other uses.

Marinas are specific-use properties and may contain features or assets that have limited alternative uses. These properties may also have distinct operational functions that involve specific procedures and training. If the operations of any of the Safe Harbor Properties become unprofitable due to industry competition, operational execution or otherwise, then it may not be feasible to operate the property for another use, and the value of certain features or assets used at the property, or the property itself, may be impaired. Should any of these events occur, our financial condition, results of operations and cash flows could be adversely impacted.

Marina operations are subject to regulation under various federal, state, and local laws and regulations that may expose us to significant costs and liabilities.

Marina operations are subject to regulation under various federal, state and local laws and regulations. Compliance with laws and regulations that govern marina operations may require expenditures and modifications of development plans and operations that could have a detrimental effect on the operations of the Safe Harbor Properties and our financial condition, results of operations and cash flows. There can be no assurance that the application of laws, regulations or policies, or changes in such laws, regulations and policies, will not occur in a manner that could have a detrimental effect on any Safe Harbor Property.

Marina operations are subject to regulation under various federal, state, and local laws concerning the environment.

Marina operations involve the use, handling, storage, and contracting for recycling or disposal of hazardous or toxic substances or wastes, including, but not limited to environmentally sensitive materials such as herbicides, pesticides, fertilizers, motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint, lacquer, paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels and sewage. Accordingly, the operation of marinas is subject to regulation by federal, state, and local governmental authorities establishing investigation and health and environmental quality standards, including laws concerning the lawful handling and disposal of hazardous substances used in and generated by marina operations. In addition, certain Safe Harbor Properties have storage tanks for petroleum products. Storage tanks are subject to federal, state and / or local laws and regulations that often require testing and upgrading of storage tanks and remediation of contaminated soils and groundwater resulting from leaking storage tanks.

In connection with the operation of the Safe Harbor Properties, we may be required to investigate and clean up certain hazardous or toxic substances or petroleum products located on, in or emanating from the Safe Harbor Properties. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the release of hazardous substances. We may also be held liable to a governmental entity or third parties for property damage and for investigation and cleanup costs incurred by those parties in connection with the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Other environmental laws impose liability on a previous owner of property to the extent hazardous or toxic substances were present during the prior ownership period. A transfer of the property may not relieve an owner of such liability. Moreover, we cannot be sure that: (i) future laws, ordinances or regulations will not impose any material environmental liability; or (ii) the current environmental condition of the marinas will not be affected by tenants and occupants of the properties, by the condition of land or operations in the vicinity of the marinas (such as the presence of underground storage tanks), or by unrelated third parties. Environmental liabilities that we may incur could have an adverse effect on our financial condition, results of operations and cash flows.

We may be unable to obtain, renew or maintain permits, licenses and approvals necessary for the operation of the Safe Harbor Properties.

The U.S. Army Corps of Engineers, the Coast Guard and other governmental bodies control much of the land located beneath and surrounding many Safe Harbor Properties and lease such land to Safe Harbor under leases that typically range from five to 50 years. As a result, it is unlikely that we can obtain fee-simple title to the land on or near these Safe Harbor Properties. If any of these governmental bodies terminate, fail to renew, or renew or interpret in ways that are materially less favorable any of the permits, licenses and approvals necessary for operation of the Safe Harbor Properties, our financial condition, results of operations and cash flows could be adversely impacted.

Some Safe Harbor Properties must be dredged from time to time to remove silt and mud that collect in harbor-areas in order to assure that boat traffic can safely enter the harbor. Dredging and disposing of the dredged material can be very costly and require permits from various governmental authorities. If the permits necessary to dredge marinas or dispose of the dredged material cannot be timely obtained after the acquisition of a Safe Harbor Property, or if dredging is not practical or is exceedingly expensive, the operations of such Safe Harbor Property would be materially and adversely affected.

The marina business is highly fragmented, but competitive, which may reduce the number of suitable acquisition opportunities.

Safe Harbor operates in a highly fragmented industry. There is competition both within markets Safe Harbor currently serves and in new markets that it may enter. Safe Harbor has both national and regional marina competitors. We anticipate that Safe Harbor will compete with other companies and investors, including REITs, real estate partnerships, banks and insurance companies, for the acquisition of marina properties that it seeks to acquire. Competition may reduce the number of suitable acquisition opportunities available.

The marina business is subject to the risks typically associated with investments in real estate.

The Safe Harbor Properties are subject to the risks typically associated with investments in real estate. Such risks include the possibility that the Safe Harbor Properties will generate rent and capital appreciation, if any, at rates lower than anticipated or will yield returns lower than those available through other investments. Income from the Safe Harbor Properties may be adversely affected by many factors, including a decrease in the number of people interested in boating, adverse weather conditions, changes in government regulation or taxes, national or local economic deterioration and changes in consumer tastes.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

The business and acquisition strategy for marinas by Safe Harbor may include acquisitions of multiple properties in a single transaction. Portfolio acquisitions are more complex than single-asset acquisitions, and the risk that a portfolio acquisition will not close may be greater than in a single-asset acquisition. In addition, costs for a portfolio acquisition that does not close are generally greater than for a single-asset acquisition that does not close. If Safe Harbor fails to close one or more portfolio acquisitions, then we will incur costs with no corresponding investment return.

Another risk associated with portfolio acquisitions is that a seller may require that a group of assets be purchased as a package, even though one or more of the assets in the portfolio does not meet Safe Harbor’s investment criteria or is located in a market that is geographically distant from current principal markets. In such cases, Safe Harbor may purchase the portfolio of assets with the intent to subsequently dispose of those assets that do not meet the investment criteria. In cases where Safe Harbor intends to dispose of assets that we do not wish to own, we cannot be assured that we will be able to sell or exchange such asset or assets in a timely manner or on terms beneficial or satisfactory to us.

The risks that affect our MH and RV business will also generally apply to the marina business.

While marinas are a separate business line from our existing MH and RV business, there are common risks that apply to both businesses, including risks related to:
•the COVID-19 pandemic;
•general economic conditions;
•concentration of properties in geographic areas;
•competition;
•local market conditions;
•increased costs and shortages of labor;
•cyclicality and seasonality;
•integration and financing of new assets and expansion activities;
•taxes;
•regulatory compliance;
•changes in legislation or other government regulations;
•environmental liability;
•cybersecurity breaches and other disruptions;
•losses in excess of insurance coverage; and
•climate change.

These risks and others discussed under the heading “Real Estate and Operations Risks” contained in Part I, Item 1A in our 2019 Annual Report, and in Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, also apply to the marina business.

If any of the above risks occurred, our financial condition and results of operations could be materially adversely affected.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Holders of our OP units have converted the following units during the three months ended September 30, 2020:

		Three Months Ended
		September 30, 2020
Series	Conversion Rate	Units / Shares Converted	Common Stock (1)
Common OP units	1.0000	3,781	3,781
Series A-1 preferred OP units	2.4390	1,500	3,658
Series C preferred OP units	1.1100	1,485	1,648
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
2.1
Agreement and Plan of Merger dated September 29, 2020 by and among Safe Harbor Marinas, LLC, Sun Communities, Inc., Sun Communities Operating Limited Partnership, Sun SH LLC and Safe Harbor Marinas II, LLC, individually and in its capacity as the Seller Representative (as defined therein)
Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on September 29, 2020
3.1	Sun Communities, Inc. Articles of Restatement	Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K filed on February 22, 2018
3.2	Third Amended and Restated Bylaws	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on May 12, 2017
4.1	Form of Registration Rights Agreement by and among Sun Communities, Inc. and certain holders of Merger Securities	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on September 29, 2020
10.1	Employment Agreement, dated as of September 29, 2020, but to be effective as of the Merger closing, by and between Baxter Underwood and International Marina Group I, LP	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on September 29, 2020
10.2	Sixth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated September 30, 2020	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on October 6, 2020
10.3	Form of Seventh Amendment to Agreement of Limited Partnership Agreement of Sun Communities Operating Limited Partnership	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on September 29, 2020
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SUN COMMUNITIES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 22, 2020	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)