Form 10-K
period 2020-12-31
SUN COMMUNITIES INC
filed 2021-02-18
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of the Registrant’s stock held by non-affiliates was $13,075,882,670 (computed by reference to the closing sales price of the Registrant’s common stock as of June 30, 2020). For this computation, the Registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

Number of shares of common stock, $0.01 par value per share, outstanding as of February 11, 2021: 107,616,246

Documents Incorporated By Reference

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by Part III is incorporated by reference to the registrant’s proxy statement to be filed pursuant to Regulation 14A, with respect to the registrant’s 2021 annual meeting of stockholders.

SUN COMMUNITIES, INC.

SUN COMMUNITIES, INC.
PART I

ITEM 1. BUSINESS

GENERAL OVERVIEW

Sun Communities, Inc., a Maryland corporation, and all wholly-owned or majority-owned and controlled subsidiaries, including Sun Communities Operating Limited Partnership, a Michigan limited partnership (the “Operating Partnership”), Sun Home Services, Inc., a Michigan corporation (“SHS”) and Safe Harbor Marinas, LLC (“Safe Harbor”) are referred to herein as the “Company,” “us,” “we,” and “our.”

We are a fully integrated, self-administered and self-managed real estate investment trust (“REIT”). We own, operate and develop manufactured housing (“MH”) communities and recreational vehicle (“RV”) resorts throughout the United States and Ontario, Canada. We acquired Safe Harbor and its portfolio of marinas in October 2020. Through Safe Harbor, we own, operate, develop and manage marinas throughout the United States, with the majority of such marinas concentrated in coastal regions and others located in various inland regions. We are a fully-integrated real estate company which, together with our affiliates and predecessors, has been in the business of acquiring, operating, developing and expanding MH communities and RV resorts since 1975 and marinas since 2020. We lease individual parcels of land, or sites, with utility access for placement of manufactured homes and RVs to our MH and RV customers. The MH communities are designed to offer affordable housing to individuals and families, while also providing certain amenities. The RV resorts are designed to offer affordable vacation opportunities to individuals and families complemented by a diverse selection of amenities. The marina offerings to its members include wet slip rentals, dry storage space leases, end-to-end service (such as routine maintenance, repair and winterization), fuel sales and other high-end amenities. These services and amenities offer convenience and resort-quality experiences to our members.

As of December 31, 2020, we owned and operated or had an interest in a portfolio of 552 MH communities, RV resorts, and marinas (collectively, the “properties”) located in 39 states throughout the United States and Ontario, Canada, including 276 MH communities, 136 RV resorts, 34 properties containing both MH and RV sites, and 106 marinas. As of December 31, 2020, the properties contained an aggregate of 188,176 developed sites comprised of 96,688 developed MH sites, 27,564 annual RV sites (inclusive of both annual and seasonal usage rights), 25,043 transient RV sites, and 38,881 wet slips and dry storage spaces. Additionally, there are 10,025 additional MH and RV sites suitable for development.

We are engaged through SHS, a taxable REIT subsidiary, in the marketing, selling, and leasing of new and pre-owned homes to current and future residents in our communities. The operations of SHS support and enhance our occupancy levels, property performance and cash flows.

Our executive and principal property management office is located at 27777 Franklin Road, Suite 200, Southfield, Michigan 48034 and our telephone number is (248) 208-2500. We have regional property management offices located in Austin and Dallas, Texas, Newport, Rhode Island; Grand Rapids, Michigan; Denver, Colorado; Ft. Myers, Florida; and Orlando, Florida. Safe Harbor’s primary office is located in Dallas, Texas. We employed an aggregate of 4,872 full and part time employees as of December 31, 2020.

Our website address is www.suncommunities.com and we make available, free of charge, on or through our website all of our periodic reports, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and current reports on Form 8-K, as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission (the “SEC”). Additionally, the SEC maintains a website at https://www.sec.gov, that contains reports, proxy information statements and other information about Sun.

SUN COMMUNITIES, INC.
STRUCTURE OF THE COMPANY

The Operating Partnership is structured as an umbrella partnership REIT, or UPREIT. We conduct substantially all of our operations through the Operating Partnership. The Operating Partnership owns, either directly or indirectly through other subsidiaries, all of our assets. This UPREIT structure enables us to comply with certain complex requirements under the federal tax rules and regulations applicable to REITs, and to acquire MH communities, RV resorts and marinas in transactions that defer some or all of the sellers’ tax consequences. The financial results of the Operating Partnership and our other subsidiaries are consolidated in our Consolidated Financial Statements. The financial results include certain activities that do not necessarily qualify as REIT activities under the Internal Revenue Code of 1986, as amended (the “Code”). We have formed taxable REIT subsidiaries, as defined in the Code, to engage in such activities. We use taxable REIT subsidiaries to offer certain services to our residents and engage in activities that would not otherwise be permitted under the REIT rules if provided directly by us or by the Operating Partnership. The taxable REIT subsidiaries include our home sales business, SHS, which provides manufactured home sales, leasing, and other services to current and prospective tenants of the properties.

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

SUN COMMUNITIES, INC.
We do not own all of the OP units. The following table sets forth:

•the various series of OP units and the number of units of each series outstanding as of December 31, 2020;
•the relative ranking of the various series of OP units with respect to rights to the payment of distributions and the distribution of assets in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Operating Partnership;
•the number of shares of our common stock issuable upon the exchange of each OP unit of the applicable series;
•the annual distribution rate on each series of OP Units; and
•information regarding the terms of redemption rights for each series of OP units, as applicable.

Ranking	Description	OP Units Outstanding at December 31, 2020	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption(3)	Redemption Period
1	Preferred OP units (or “Aspen preferred OP units”)	1,283,819(4)	Variable(5)	Variable(6)	Mandatory	Variable(7)
1	Series A-1 preferred OP units	294,734	2.4390	6.00%	N/A	N/A
2	Series C preferred OP units	306,303	1.1100	Variable(8)	N/A	N/A
3	Series D preferred OP units	488,958	0.8000	Variable(9)	Holder’s Option	Any time after earlier of January 31, 2024 or death of holder
4	Series E preferred OP units	90,000	0.6897	Variable(10)	N/A	N/A
5	Series F preferred OP units	90,000	0.6250	3.00%	Holder’s Option	Any time after earlier of May 14, 2025 or death of holder
6	Series G preferred OP units	240,710	0.6452	3.20%	Holder’s Option	Any time after earlier of September 30, 2025 or death of holder
7	Series H preferred OP units	581,407	0.6098	3.00%	Holder’s Option	Any time after earlier of October 30, 2025 or death of holder
8	Series I preferred OP units	922,000	0.6098	3.00%	Holder’s Option	Any time after earlier of December 31, 2025 or death of holder
9	Series A-3 preferred OP units	40,268	1.8605	4.50%	N/A	N/A
10	Common OP units	110,232,973 (11)	1.0000	Same distribution rate for common stock and common OP units	N/A	N/A
(1) Exchange rates are subject to adjustment upon stock splits, recapitalizations and similar events. The exchange rates of certain series of OP units are approximated to four decimal places.
(2) Except for common OP units, distributions are payable on the issue price of each OP unit, which is $27.00 per unit for all Aspen preferred OP units and $100.00 per unit for all other preferred OP units.
(3) The redemption price for each OP unit redeemed will be equal to its issue price plus all accrued but unpaid distributions.
(4) Of the outstanding Aspen preferred OP units, 270,000 are designated as “Aspen 2034 Units.”
(5) At any time prior to January 1, 2024 (or prior to January 1, 2034 with respect to the Aspen 2034 Units), at the holder’s option, each Aspen preferred OP unit may be exchanged into: (a) if the average closing price of our common stock for the preceding ten trading days is $68.00 per share or less, 0.397 common OP units, or (b) if the average closing price of our common stock for the preceding ten trading days is greater than $68.00 per share, the number of common OP units determined by dividing (i) the sum of (A) $27.00 plus (B) 25 percent of the amount by which the average closing price of our common stock for the preceding ten trading days exceeds $68.00 per share, by (ii) the average closing price of our common stock for the preceding ten trading days.
(6) The annual distribution rate for Aspen 2034 Units is 3.80%. The annual distribution rate on all other Aspen preferred OP units is equal to the 10-year U.S. Treasury bond yield plus 239 basis points; provided, however, that such aggregate distribution rate shall not be less than 6.5 % nor more than 9.0%.
(7) We are required to redeem all outstanding Aspen preferred OP units other than the Aspen 2034 Units on January 2, 2024. We are required to redeem all outstanding Aspen 2034 Units on January 2, 2034. In addition, we are required to redeem the Aspen preferred OP units (including Aspen 2034 Units) of any holder thereof within five days after receipt of a written demand during the existence of certain uncured Aspen preferred OP unit defaults, including our failure to pay distributions on the Aspen preferred OP units when due and our failure to provide certain security for the payment of distributions on the Aspen preferred OP units.
(8) 4.50% until April 1, 2020 and 5.00% thereafter.
(9) 3.75% until January 31, 2021 and 4.00% thereafter.
(10) 5.25% until January 9, 2022 and 5.50% thereafter.
(11) Of the 110,232,973 common OP units, 107,626,361, or 97.6 percent were held by us, and 2,606,612, or 2.4 percent were owned by the limited partners.

SUN COMMUNITIES, INC.
REAL PROPERTY OPERATIONS

The majority of our MH and RV properties are designed and improved for several home and RV options of various sizes and designs. The marinas are designed and improved to provide storage solutions for the boating community in the water and on land.

An MH community is a residential subdivision designed and improved with sites for the placement of manufactured homes, related improvements, and amenities. Manufactured homes are detached, single‑family homes which are produced off‑site by manufacturers and installed on site within the community. Manufactured homes are available in a wide array of designs, providing owners with a level of customization generally unavailable in multi-family housing developments. Modern MH communities contain improvements similar to other garden‑style residential developments, including centralized entrances, paved streets, curbs, gutters, and parkways. In addition, these communities also often provide a number of amenities, such as a clubhouse, a swimming pool, basketball courts, shuffleboard courts, tennis courts, and laundry facilities.

An RV resort is a resort or park designed and improved with sites for the placement of RVs for varied lengths of time. Properties may also provide vacation rental homes. RV resorts may include a number of amenities such as restaurants, golf courses, swimming pools, water parks, tennis courts, fitness centers, planned activities, and spacious social facilities.

Renters at our MH and RV properties lease the site on which a manufactured home, vacation rental home, or RV is located. We typically own the underlying land, utility connections, streets, lighting, driveways, common area amenities, and other capital improvements and are responsible for enforcement of community guidelines and maintenance. In eight of our 446 MH and RV properties, we do not own all of the underlying land and operate the communities pursuant to ground leases. Certain of the properties provide water and sewer service through public or private utilities, while others provide these services to residents from on-site facilities. Each owner of a home within our properties is responsible for the maintenance of the home and leased site. As a result, our capital expenditure needs tend to be less significant relative to multi-family rental apartment complexes.

A marina is designed and improved with wet slips on rivers, lakes, bays and oceans and dry storage systems that provide storage solutions for the placement of vessels ranging in size from small boats to super yachts for varied lengths of time. Dry storage systems also allow for the required maintenance to the vessels that we store. Marinas may also provide ancillary businesses, such as fuel stations, ship stores, restaurants, swimming pools, cabin and lodging rentals, boat rentals, tennis courts, fitness centers, shower and laundry facilities, planned activities and other services to create a robust member experience.

Renters at our marinas lease the wet slip or dry storage space on which the vessel is stored. We typically own the underlying land, building improvements, dock improvements, site improvements and other on-site amenity structures. Because we own the facilities and improvements on the land or submerged land at those marinas, we are responsible for the capital improvements and maintenance. In 25 of our 106 marinas, we do not own all of the underlying land and operate the marinas pursuant to ground leases.

We compete with other available MH communities and RV resorts, and alternative forms of housing (such as on-site constructed homes, apartments, condominiums and townhouses) as they provide housing alternatives to potential tenants of MH communities and RV resorts. In the marina business, we compete with other available marinas in the U.S.

PROPERTY MANAGEMENT

Our property management strategy emphasizes intensive, detail-oriented, hands-on management by dedicated, on-site community, resort, and marina general managers. We believe our focus on creating an exceptional resident and guest experience creates a competitive advantage. It enables us to continually monitor and address concerns, the performance of competitive properties, and local market conditions.

Our MH and RV property managers are overseen by John B. McLaren, our President and Chief Operating Officer, who has been in the MH industry since 1995, Bruce Thelen, our Executive Vice President of Operations and Sales, who has led our manufactured home sales and leasing subsidiary, Sun Home Services, Inc., since January 2018, three Senior Vice Presidents of Operations and Sales, 11 Divisional Vice Presidents and 39 Regional Vice Presidents. Each Regional Vice President is responsible for regular property inspections, oversight of property operations and sales functions, semi-annual market surveys of competitive communities, and interaction with local manufactured home dealers for eight to 15 properties.

SUN COMMUNITIES, INC.
Each property manager performs regular inspections in order to regularly monitor the physical condition of properties and to effectively address tenant concerns. In addition to a district or community manager, each district or property has on-site maintenance personnel and management support staff. We hold mandatory training sessions for all new property management personnel to ensure that policies and procedures are executed effectively and professionally. All of our property management personnel participate in on-going training to ensure that changes to policies and procedures are implemented consistently. Our internal training program has led to increased knowledge and accountability for daily operations and policies and procedures.

Our marina business is overseen by Baxter Underwood, the Chief Executive Officer of Safe Harbor, who has been in the marina business since 2006, two Chief Operating Officers and 14 Regional Vice Presidents that are responsible for regular marina inspections and oversight of operations.

HUMAN CAPITAL

Together as one team, we embrace the following core success attributes that make Sun Communities a great place to work.

•Commitment: At Sun Communities, we are committed to be the best in the industry. We work hard to keep team members motivated and rewarded. Committed team members are the key to success.
•Intensity: The work environment at Sun Communities is intense and full of positive energy. We work hard to increase confidence and determination of our team members to prepare them to meet the day-to-day challenges of the job.
•Empowerment: We provide team members with the skills, resources, opportunities and motivation to succeed in their career.
•Accountability: Every team member, no matter what role they hold, is equally responsible for contributing to the success of our company.
•Service: We have built our culture around a simple customer service philosophy: The Golden Rule. We treat others the way we want to be treated.

DIVERSITY

We make it a priority to recognize and appreciate the variety of characteristics that make individuals unique in an atmosphere that promotes and celebrates individual and collective achievement. We embrace diversity and create a culture surrounded by empowerment used to foster new ideas and economic growth. We believe it’s not just about gender or race, but being diverse in thoughts, life, and work experiences. We take pride in being different; it’s what sets us apart. We look to create an inclusive environment that challenges, inspires, rewards, and transforms our team to be the best of the best. We do not tolerate harassing, discriminatory, or retaliatory conduct that interferes unreasonably with an individual's work performance or that creates an intimidating, hostile, or offensive work environment because of any protected trait. Such discrimination or harassment is prohibited and is inconsistent with our policies, practices, and philosophy. Protected traits include race, color, religion, gender, sexual orientation, gender identity or expression, national origin, age, genetic information, disability, veteran status or any other trait protected under state or federal laws.

As of December 31, 2020, we employed 4,872 full and part time employees, of which 4,320 were located on-site as property managers, support staff, or maintenance personnel. Of those, approximately 83 percent were full-time, and 17 percent were part-time. Forty-three percent of our team members were female, and 57 percent were male. Fifty-one percent of our workers are age 50 and older, with approximately 20 percent being age 60 and older.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (ESG)

We uphold a company-wide commitment to ESG goals through various programs and everyday business practices. We are fully committed to reducing our environmental impact across the scope of our operations and through the services we deliver to our residents and guests. We continue to identify opportunities to invest in energy-efficient technology, water efficiency, and waste reduction strategies throughout our communities, resorts, and corporate headquarters. By conserving natural resources, reducing our carbon footprint, and participating in efforts to protect the environment through our Sun Unity program, we are striving to achieve our environmental sustainability goals.

We recognize the important opportunity of providing access to affordable and sustainable housing. Our business contributes to a vitally important function in our economy by providing high-quality, yet affordable, housing for both all-age and age-restricted needs.

SUN COMMUNITIES, INC.
Manufactured homes cost up to 50 percent less per square foot than conventional site-built homes, expanding the opportunity for residents to own their home, despite an ever-increasing housing affordability gap. Our homes provide more space at less cost per square foot compared to other options.

As a nationwide provider of affordable housing, we believe we have a responsibility not only to our employees and residents, but also to the communities in which we live and work. These social responsibility efforts are initiated through our Sun Unity program, so we can join together as a team and give back to these communities to achieve goals like promotion, education and waste reduction.

TRAINING AND DEVELOPMENT

Our internal training program, Sun University, offers over 200 courses (including books, online courses, webinars, and live sessions) to our MH and RV team members on a range of topics, including leadership, communications, software, and operations. All new hires are required to complete information security training, and safety and compliance-related training, with routine refresher training annually on critical topics. In 2020, 100 percent of our team members received safety training.

Our human resources team, learning and development group and team relations specialists are aligned to support the attraction, development, and retention of our talent. Given the peak hiring demands during the summer at many of our RV and marina resorts, we focus operations efforts on ensuring the returning team member pipeline each year is robust. For salaried positions, our annual talent management processes focus on professional development in both soft-skill development and training. Our compensation philosophy is designed to attract and retain top talent. For eligible team members, we offer competitive salary, health, welfare, retirement and pet insurance benefits, in addition to tuition reimbursement and rent/vacation discounts at our properties.

COVID-19 RELIEF AND SUPPORT

The health and safety of our residents, guests and team members is our top priority. As we navigated the COVID-19 pandemic during 2020, we instituted our COVID-19 Response and Action Plan which established guidelines for safe operations of our communities, resorts, and the Main Office. Content contained within this plan include:

•Methods for preventing and reducing exposure and transmission of COVID-19 among individuals;
•Methods for identification and isolation of sick persons;
•Operational protocols for social distancing, including reduced occupancy requirements;
•Sanitation policies and procedures, including cleaning, disinfecting, and decontamination;
•Communications and training for team members and leaders that are necessary to implement the plan; and
•Procedures to ensure effective ongoing implementation of the plan.

Several temporary relief measures were extended to residents and guests including:

•Temporary suspensions of month-to-month fees, late fees, and rent increases.
•Temporary elimination of cancellation fees related to COVID-19, and extending this for future bookings in 2020.
•Enhanced cleaning procedures were put in place, as well as additional signage, and changes to policies and procedures further promoting social distancing.
•Amenity kits are being provided to guests upon check-in which include hand sanitizer, face masks and sanitation wipes.
•Contactless processes were put in place for rent collection, lease renewals, reservations and guest check-ins.
•Free housing was offered to frontline health care workers at various locations.
•Large quantities of personal protection equipment (PPE) and cleaning products were centrally procured and distributed to all of Sun’s locations.

SUN COMMUNITIES, INC.
To support the health and well-being of our team members and their families, we provide a variety of resources to assist in navigating the challenges of the COVID-19 pandemic. The resources touch on many of our well-being pillars including Social, Emotional, Community, and Financial. Examples include:

•Individuals who enter our facilities are required to complete a self health questionnaire no sooner than two hours prior to the start of each shift and are required to use no-contact infrared thermometers for temperature checks.
•We closed our offices for non-essential functions and added remote work flexibility.
•We have frequent communication regarding impacts of COVID-19 on our properties and our residents, guests and team members.
•Free COVID-19 testing.
•No copays on telemedicine consultations, including behavioral health services.
•Free virtual fitness classes, and access to a library of online resources for of yoga, meditation, and stress management.
•Free care packages for those diagnosed with COVID-19 that include personal care items and household supplies.
•Free educational assistance and tutoring programs through our “Back to School with Sun” initiative.

HOME SALES AND RENTALS

SHS is engaged in the marketing, selling and leasing of new and pre-owned homes to residents in our communities. Because tenants often purchase a home already on-site within a community, such services enhance occupancy and property performance. Additionally, because many of the homes on the properties are sold through SHS, better control of home quality in our communities can be maintained than if sales services were conducted solely through third-party brokers.

SHS also leases homes to prospective tenants. At December 31, 2020, SHS had 11,752 occupied leased homes in its portfolio. New and pre-owned homes are purchased for the Rental Program. Leases associated with the Rental Program generally have a term of one year. The Rental Program requires intensive management of costs associated with repair and refurbishment of these homes as the tenants vacate and the homes are re-leased, similar to apartment rentals. We received approximately 49,200 applications during 2020 to live in our MH and RV properties, providing a significant “resident boarding” system that allows us to market the purchase of a home to the qualified applicants. Through the Rental Program we demonstrate our product and lifestyle to the renters, while monitoring their payment history and converting qualified renters to owners.

Our home sales and leasing operations compete with other local and national MH dealers and MH community owners.

MARINA MEMBER BASE

We are engaged in the marketing and leasing of wet slips and dry storage spaces and have approximately 40,000 members throughout our marina network.

REGULATIONS AND INSURANCE

General

MH, RV and marina properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses, and other common areas. Each property has the necessary operating permits and approvals.

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

SUN COMMUNITIES, INC.
SITE LEASES OR USAGE RIGHTS

Typical tenant leases for MH sites are year-to-year or month-to-month, renewable upon the consent of both parties, or, in some instances, as provided by statute. Certain of our leases, mainly at our Florida and California properties, are tied to the consumer price index or other indices as they relate to rent increases. Generally, market rate adjustments are made on an annual basis. These leases are cancellable for non-payment of rent, violation of community rules and regulations or other specified defaults. Typical resident agreements for RV sites are year-to-year or from move-in date until the end of the current calendar year. Generally, increases and market rate adjustments are made on an annual basis. These agreements are cancellable for non-payment of rent, violation of resort rules and regulations or other specified defaults.

During the five calendar years ended December 31, 2020, on average 2.8 percent of the homes in our MH and RV properties have been removed by their owners and 6.7 percent of the homes have been sold by their owners to a new owner who then assumes rental obligations as a community resident. The average cost to move a home is approximately $7,000. On average, our residents remain in our communities for approximately 11 years, while homes, which give rise to the rental stream, remain for over 42 years.

Leases for wet slips and dry storage spaces are year-to-year, season-to-season, month-to-month, or transient by night, renewable upon the consent of both parties. On average, our members maintain leases in our marinas for approximately eight years.

Please see the Risk Factors in Item 1A, and our accompanying Consolidated Financial Statements and related notes thereto beginning on page F-1 of this Annual Report on Form 10-K for more detailed information.

ACQUISITIONS

For the year ended December 31, 2020, we acquired 24 MH communities and RV resorts, totaling 6,919 sites and 106 marinas totaling over 38,800 wet slips and dry storage spaces for a total purchase price of approximately $3.0 billion.

EXPANSION / DEVELOPMENT

For the year ended December 31, 2020, we completed the construction of over 1,000 MH and RV sites in five ground-up and re-development properties and over 300 MH and RV expansion sites in eight properties.

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
•our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
•increases in interest rates and operating costs, including insurance premiums and real property taxes;
•risks related to natural disasters such as hurricanes, earthquakes, floods and wildfires;
•general volatility of the capital markets and the market price of shares of our capital stock;
•our ability to maintain our status as a REIT;
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

MATERIAL RISKS RELATING TO OUR MH, RV AND MARINA BUSINESSES

General economic conditions and the concentration of our MH, RV and Marina properties in certain geographic areas may affect our ability to generate sufficient revenue.

The market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets, may significantly affect occupancy or rental rates. Occupancy and rental rates, in turn, may significantly affect our revenues, and if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay or refinance our debt obligations could be adversely affected.

As of December 31, 2020, 142 MH and RV properties, representing 26.3 percent of developed sites, are located in Florida; 79 properties, representing 18.1 percent of developed sites, are located in Michigan; 27 properties, representing 6.3 percent of developed sites, are located in Texas; and 40 properties, representing 6.0 percent of developed sites, are located in California. As of December 31, 2020, we have revenue concentrations of marinas in Florida, Rhode Island, and Connecticut of approximately 29.0 percent, 13.0 percent and 8.0 percent, respectively. As a result of the geographic concentration of our MH and RV properties in Florida, Michigan, Texas and California, and geographic concentration of our marinas in Florida, Rhode Island, and Connecticut, we are exposed to the risks of downturns in local economies or other local real estate market conditions which could adversely affect occupancy rates, rental rates, and property values in these markets.

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

The following factors, among others, may adversely affect the revenues generated by our properties:

•outbreaks of disease, including the COVID-19 pandemic, and related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operation;
•the national and local economic climate which may be adversely impacted by, among other factors, plant closings, and industry slowdowns;
•local real estate market conditions such as the oversupply of MH and RV sites or a reduction in demand for MH and RV sites in an area;
•a decrease in the number of people interested in the RV lifestyle or boating;
•changes in foreign currency exchange rates, including between the U.S. dollar and each of the Canadian dollar and Australian dollar;
•the number of repossessed homes in a particular market;
•an oversupply of, or a reduced demand for, manufactured homes;
•the difficulty facing potential purchasers in obtaining affordable financing as a result of heightened lending criteria;
•an increase or decrease in the rate of manufactured home repossessions which provide aggressively priced competition to new manufactured home sales;
•the lack of an established MH dealer network;
•the housing rental market which may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates;
•the perceptions by prospective tenants of the safety, convenience and attractiveness of our MH properties and the neighborhoods where they are located;

SUN COMMUNITIES, INC.
•zoning or other environmental regulatory restrictions;
•competition from other available MH communities and RV resorts and alternative forms of housing (such as apartment buildings and site-built single-family homes) and from other marinas;
•our ability to effectively manage, maintain and insure our properties;
•increased operating costs, including insurance premiums, real estate taxes, and utilities; and
•the enactment of rent control laws or laws taxing the owners of manufactured homes.

We may not be able to integrate or finance our expansion and development activities.

We build and develop new MH communities, RV resorts and marinas and we expand existing communities and marinas. Our construction and development pipeline may be exposed to the following risks which are in addition to those risks associated with the ownership and operation of established MH communities, RV resorts and marinas:

•we may not be able to obtain financing with favorable terms for development which may make us unable to proceed with the development;
•we may be unable to obtain, or face delays in obtaining, necessary zoning, building and other governmental permits and authorizations, which could result in increased costs and delays, and even require us to abandon development of the property entirely if we are unable to obtain such permits or authorizations;
•we may abandon development opportunities that we have already begun to explore and as a result we may not recover expenses already incurred in connection with exploring such development opportunities;
•we may be unable to complete construction and lease-up of a property on schedule resulting in increased debt service expense and construction costs;
•we may incur construction and development costs for a property which exceed our original estimates due to increased materials, labor or other costs, which could make completing the development uneconomical and we may not be able to increase rents to compensate for the increase in development costs which may impact our profitability;
•we may be unable to secure long-term financing on completion of development resulting in increased debt service and lower profitability;
•occupancy rates and rents at a newly developed property may fluctuate depending on several factors, including market and economic conditions, which may result in the property not being profitable; and
•climate change may cause new marina developments to be paused or restricted.

If any of the above risks occur, our business and results of operations could be adversely affected.

Competition affects occupancy levels and rents, which could adversely affect our revenues.

The MH, RV and marina industries are highly-fragmented. There is competition within the MH, RV and marina markets we currently serve and in new markets that we may enter. We have both national and regional competitors in the MH, RV and marina markets. Our properties are located in developed areas that include other MH communities, RV resorts and marinas. The number of competitive MH communities, RV resorts and marinas in a particular area could have a material adverse effect on our ability to lease sites and increase rents charged at our properties or at any newly acquired properties. We may be competing with others with greater resources. In addition, other forms of multi‑family residential properties, such as private and federally funded or assisted multi-family housing projects and single‑family housing, provide housing alternatives to potential tenants of MH communities and RV resorts.

The cyclical and seasonal nature of the RV and marina industries may lead to fluctuations in our operating results.

The RV and marina industries can experience cycles of growth and downturn due to seasonality patterns. Results of operations in any one period may not be indicative of results in future periods. In the RV market, certain properties maintain higher occupancy during the summer months, while other properties maintain higher occupancy during the winter months. The RV market typically shows a decline in demand over the winter months, yet usually produces higher growth in the spring and summer months due to higher use by vacationers. In the marina market, demand for wet slip storage increases during the summer months as customers contract for the summer boating season, which also drives non-storage revenue streams such as service, fuel and on-premise restaurants or convenience storage. Demand for dry storage increases during the winter season as seasonal weather patterns require boat owners to store their vessels on dry docks and within covered racks. Our results on a quarterly basis can fluctuate due to this cyclicality and seasonality.

SUN COMMUNITIES, INC.
We may not be able to integrate or finance our acquisitions and our acquisitions may not perform as expected.

We have acquired and intend to continue to selectively acquire MH, RV and marina properties. Our acquisition activities and their success are subject to the following risks:

•we may be unable to acquire a desired property because of competition from other well-capitalized real estate investors, including both publicly traded REITs and institutional investment funds;
•even if we enter into an acquisition agreement for a property, it is usually subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction, which may not be satisfied;
•even if we are able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price;
•we may be unable to finance acquisitions on favorable terms;
•acquired properties may fail to perform as expected;
•acquired properties may be located in new markets where we face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area, and unfamiliarity with local governmental and permitting procedures; and
•we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.

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

We depend on Safe Harbor’s management to operate our recently-acquired marina business, and our acquisition of Safe Harbor presents us with new risks.

Before we acquired Safe Harbor in October 2020, we did not own or operate any marinas. Safe Harbor’s operations are separate from our other operations and we may experience inefficiencies in incorporating Safe Harbor’s financial reporting and coordinating information technology systems and controls with those of the Company as a whole. In addition, the successful operation of our marinas depends on our ability to retain key employees with experience in the marina business, including Baxter R. Underwood, who is the Chief Executive Officer of Safe Harbor. The loss of services of Mr. Underwood or other key employees could have a materially adverse effect on our ability to operate Safe Harbor. Although Mr. Underwood has entered into an employment and non-competition agreement, upon certain events he will have the option to eliminate the non-competition covenant by foregoing certain compensation and other benefits.

We do not currently maintain or contemplate obtaining any “key-man” life insurance on any of the key employees of Safe Harbor. Our entry into the marina business also subjects us to new laws and regulations and may lead to increased litigation and regulatory risk including but not limited to statutes and government regulations that govern the use of, and construction on, rivers, lakes and other waterways. Exposure to the marina industry may expose us to certain weather events and risks to which we have not previously been exposed. Additionally, the marina business may be affected in different ways or to a greater extent than our existing MH and RV business by the COVID-19 pandemic with respect to infection control, facility and work-site access, or other related issues.

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

SUN COMMUNITIES, INC.
Many of our properties are located in areas that experience extreme weather conditions and natural disasters and climate change may adversely affect our business.

Extreme weather or weather-related conditions and other natural disasters, including hurricanes, flash floods, sea-level rise, tornadoes, wildfires or earthquakes, may interrupt our operations, damage our properties and reduce the number of customers who utilize our properties in the affected areas. Many of our properties are on coastlines that are subject to hurricane seasons, flash flooding and sea-level rise; in areas adversely affected by wildfires, such as the western United States; and in earthquake-prone areas, such as the West Coast. If there are prolonged disruptions at our properties due to extreme weather or natural disasters, our results of operations and financial condition could be materially adversely affected.

While we maintain insurance coverage that may cover certain of the costs and loss of revenue associated with the effect of extreme weather and natural disasters at our properties, our coverage is subject to deductibles and limits on maximum benefits. We cannot assure you that we will be able to fully collect, if at all, on any claims resulting from extreme weather or natural disasters.

If any of our properties are damaged or if their operations are disrupted as a result of extreme weather or natural disasters, or if extreme weather or natural disasters adversely impact general economic or other conditions in the areas in which our properties are located or from which they draw their tenants and customers, our business, financial condition and results of operations could be materially adversely affected.

Significant changes in the climate could exacerbate extreme weather conditions or natural disasters that may occur in areas where our properties are located, all of which may result in additional physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. If the impact of climate change is material in nature, including significant property damage to or destruction of our properties, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected. In addition, changes in federal, state and local legislation and regulation based on concerns about climate change could result in increased capital expenditures on our properties (for example, to improve their energy efficiency and / or resistance to inclement weather) without a corresponding increase in revenue, resulting in adverse impacts to our net income.

Marinas may not be readily adaptable to other uses.

Marinas are specific-use properties and may contain features or assets that have limited alternative uses. These properties may also have distinct operational functions that involve specific procedures and training. If the operations of any of our marinas become unprofitable due to industry competition, operational execution or otherwise, then it may not be feasible to operate the property for another use, and the value of certain features or assets used at the property, or the property itself, may be impaired. Should any of these events occur, our financial condition, results of operations and cash flows could be adversely impacted.

We may be unable to obtain, renew or maintain permits, licenses and approvals necessary for the operation of our marinas.

The U.S. Army Corps of Engineers, the Coast Guard and other governmental bodies control much of the land located beneath and surrounding many of our marinas and lease such land to Safe Harbor under leases that typically range from five to 50 years. As a result, it is unlikely that we can obtain fee-simple title to the land on or near these marinas. If these governmental authorities terminate, fail to renew, or interpret in ways that are materially less favorable any of the permits, licenses and approvals necessary for operation of these properties, then our financial condition, results of operations and cash flows could be adversely impacted.

Some marinas must be dredged from time to time to remove silt and mud that collect in harbor-areas in order to assure that boat traffic can safely enter the harbor. Dredging and disposing of the dredged material can be very costly and require permits from various governmental authorities. If the permits necessary to dredge marinas or dispose of the dredged material cannot be timely obtained after the acquisition of a marina, or if dredging is not practical or is exceedingly expensive, the operations of such property would be materially and adversely affected.

SUN COMMUNITIES, INC.
Our significant amount of debt could limit our operational flexibility or otherwise adversely affect our financial condition, and we may incur more debt in the future.

We have a significant amount of debt. As of December 31, 2020, we had approximately $4.8 billion of total debt outstanding, consisting of approximately $3.4 billion in debt that is collateralized by mortgage liens on 192 of the properties, $1.2 billion on our lines of credit, $35.2 million of mandatorily redeemable preferred equity, and $34.7 million of preferred OP units that are mandatorily redeemable. If we fail to meet our obligations under our secured debt, the lenders would be entitled to foreclose on all or some of the collateral securing such debt which could have a material adverse effect on us and our ability to make expected distributions, and could threaten our continued viability.

We are subject to the risks normally associated with debt financing, including the following risks:

•our cash flow may be insufficient to meet required debt payments, or we may need to dedicate a substantial portion of our cash flow to pay our debt rather than to other areas of our business;
•our existing indebtedness may limit our operating flexibility due to financial and other restrictive covenants, including restrictions on incurring additional debt;
•it may be more difficult for us to obtain additional financing for our operations, working capital requirements, capital expenditures, debt service or other general requirements;
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

We may incur liability under environmental laws arising from conditions at properties we acquire or operations at the properties we own and operate.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous substances at, on, under, or in such property. Such hazardous substances may be used at or located on our properties, especially our marinas. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s ability to sell or rent the property, to borrow using the property as collateral or to develop the property. Persons who arrange for the disposal or treatment of hazardous substances also may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility owned or operated by another person. In addition, certain environmental laws impose liability for the management and disposal of asbestos-containing materials and for the release of such materials into the air. These laws may result in fines or penalties and may permit third parties to seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials.

As the purchaser of properties we acquire or in connection with the operation of properties we own or manage, we may be liable for removal or remediation costs, governmental fines and injuries to persons and property. When we arrange for the treatment or disposal of hazardous substances at landfills or other facilities owned by other persons, we may be liable for the removal or remediation costs at such facilities.

We subject our properties to a Phase I or similar environmental assessment as well as limited compliance evaluations (which involve general inspections without soil sampling or ground water analysis) completed by independent environmental and engineering consultants. In some cases, where these evaluations have recommended further, invasive investigations, those have also been conducted. These environmental evaluations have not revealed any significant environmental liability that would have a material adverse effect on our business. These audits cannot reflect conditions arising after the studies were completed, and no assurances can be given that existing environmental studies reveal all environmental liabilities, that any prior owner or operator of a property or neighboring owner or operator did not create any material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any one or more properties.

SUN COMMUNITIES, INC.
Moreover, we cannot be sure that: (a) future laws, ordinances or regulations will not impose any material environmental liability; or (b) the current environmental condition of our properties will not be affected by tenants and occupants of the properties, by the condition of land or operations in the vicinity of our properties (such as the presence of underground storage tanks), or by unrelated third parties. Environmental liabilities that we may incur could have an adverse effect on our financial condition, results of operations and cash flows.

The current pandemic of the coronavirus, or COVID-19, has materially and adversely impacted and disrupted our financial condition, results of operations, cash flows and performance, and we expect it could continue to do so.

The COVID-19 pandemic has had, and it could continue to have, or a future pandemic could have, material and adverse effects on our ability to successfully operate, and on our financial condition, results of operations and cash flows, including in the following possible ways, among others:

•A downturn in the economy may affect the ability of the residents or customers in our MH communities and marinas to pay their rent.
•Travel restrictions may affect the ability of potential guests to travel to and use our RV resorts and marinas. A downturn in the economy may independently reduce demand for our RV resorts and marinas, and our RV revenue may decrease if we cannot convert as many transient RV sites to annual RV sites as planned.
•RV resorts may be subject to government restrictions which limit the ability to operate or provide certain amenities.
•We may have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deterioration in credit and financing conditions may result in insufficient liquidity or affect our access to capital necessary to fund and grow our business and address maturing liabilities on a timely basis. As of December 31, 2020, we had drawn $40.4 million on our unsecured senior credit facility of which the total capacity, excluding the unexercised accordion feature, is $750.0 million, and approximately $1.2 billion on our Safe Harbor secured credit facility of which the total capacity is $1.8 billion.
•The financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our debt agreements and result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our senior credit facility and our Safe Harbor credit facility.
•Our ground up development and expansion activities, and conversions of transient RV sites to annual RV sites may be disrupted, and we may be delayed in our current projects and timelines, the magnitude of which will depend, in part, on the length and severity of the current governmental restrictions or limitations implemented in the future.
•Our revenue from home sales and brokerage fees may decrease as a result of stay-at-home orders and travel restrictions.
•The ancillary revenue from amenities at our properties, such as restaurants, golf courses, resort and marina activities, may decrease.
•The operation of our marinas may be disrupted by the COVID-19 pandemic with respect to infection control, facility and work-site access, or other related issues. As result, we may experience delays in our current projects and timelines, the magnitude of which will depend on governmental restrictions or limitations implemented in the future.
•Negative impacts on our results of operations and our access to capital could cause us to eliminate or reduce the amount of our distributions to stockholders, or to pay some or all of our distributions in common stock rather than cash.
•A general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to acquire additional properties.
•A recession or additional market corrections resulting from the spread of COVID-19 could further affect the value of our common stock, which is still the below the pre-COVID-19 value. We expect our stock price to continue to be volatile.
•Governmental agencies that permit and approve our projects, suppliers, homebuilders, and other business partners and third parties may be prevented from conducting business activities in the ordinary course for an indefinite period of time, which could in turn negatively affect our business.
•We may have to furlough team members to reflect operating levels. Furloughed team members may not be available if we later desire to hire them back. Furloughs and reductions in pay and hours may negatively affect the morale of our team members.
•We may experience disruptions or inefficiencies in our ability to effectively operate our business because the vast majority of our team members, including at our Main Office in Southfield, Michigan, are working virtually from their homes.

SUN COMMUNITIES, INC.
The extent to which the COVID-19 pandemic impacts our operations, financial condition and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our performance, financial condition, results of operations, cash flows and performance. Moreover, many risk factors set forth in this Annual Report on Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Rent control legislation may harm our ability to increase rents.

State and local rent control laws in certain jurisdictions may limit our ability to increase rents at our MH properties to recover increases in operating expenses and the costs of capital improvements. Enactment of such laws has been considered from time to time in other jurisdictions. Certain properties are located, and we may purchase additional properties, in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted.

TAX RISKS RELATED TO OUR STATUS AS A REIT

We may suffer adverse tax consequences and be unable to attract capital if we fail to qualify as a REIT.

We believe that since our taxable year ended December 31, 1994, we have been organized and operated, and intend to continue to operate, so as to qualify for taxation as a REIT under the Code. Although we believe that we have been and will continue to be organized and have operated and will continue to operate so as to qualify for taxation as a REIT, we cannot be assured that we have been or will continue to qualify as a REIT. Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation, which require us to monitor our tax status continually.

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

The maximum federal tax rate for certain qualified dividends payable to domestic stockholders that are individuals, trusts and estates is 20 percent. Dividends payable by REITs, however, are generally not eligible for this reduced rate, although the Tax Cut and Jobs Act permits a 20 percent deduction equal to the amount of qualifying REIT dividends received, thus bringing the maximum federal tax rate on qualifying REIT dividends to 29.6 percent. While this rule does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular qualified corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less competitive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the comparative value of the stock of REITs, including our common stock and preferred stock.

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

SUN COMMUNITIES, INC.
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

RISKS RELATED TO RELATED PARTY TRANSACTIONS AND OUR STRUCTURE

Some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests.

Lease of Executive Offices - Gary A. Shiffman, together with certain of his family members, indirectly owns an equity interest of approximately 28.1 percent in American Center LLC, the entity from which we lease office space for our principal executive offices. Each of Brian M. Hermelin, Ronald A. Klein and Arthur A. Weiss indirectly owns less than one percent interest in American Center LLC. Mr. Shiffman is our Chief Executive Officer and Chairman of the Board. Each of Mr. Hermelin, Mr. Klein and Mr. Weiss is a director of the Company. Under this agreement, we lease approximately 103,100 rentable square feet of permanent space. We subsequently entered into an additional office space operating lease which commenced in January 2020. Under this agreement, we lease approximately 20,087 rentable square feet of permanent space. The initial term of each lease is until October 31, 2026 and the average gross base rent is $18.95 per square foot until October 31, 2020 with graduated rent increases thereafter. As of December 31, 2020, the average gross base rent was $19.45 per square foot. Each of Mr. Shiffman, Mr. Hermelin, Mr. Klein and Mr. Weiss may have a conflict of interest with respect to his obligations as our officer and / or director and his ownership interest in American Center LLC.

Use of Airplane - Gary A. Shiffman is the beneficial owner of an airplane that we use from time to time for business purposes. During the years ended December 31, 2020 and 2019, we paid $0.3 million and $0.4 million for the use of the airplane, respectively. Mr. Shiffman may have a conflict of interest with respect to his obligations as our officer and director and his ownership interest in the airplane.

Telephone Services - Brian M. Hermelin is a principal and a beneficial owner of an entity that installs and maintains emergency telephone systems at our properties. During the years ended December 31, 2020 and 2019, we paid $0.2 million for these services, respectively. Mr. Hermelin may have a conflict of interest with respect to his obligations as our director and his position with and ownership interest in the provider of these services.

Legal Counsel - During 2017-2020, Jaffe, Raitt, Heuer, & Weiss, Professional Corporation acted as our general counsel and represented us in various matters. Arthur A. Weiss is the Chairman of the Board of Directors and a shareholder of such firm. We incurred legal fees and expenses owed to Jaffe, Raitt, Heuer, & Weiss of approximately $13.3 million, $11.1 million and $7.1 million in the years ended December 31, 2020, 2019 and 2018, respectively.

Tax Consequences Upon Sale of Properties - Gary A. Shiffman holds limited partnership interests in the Operating Partnership which were received in connection with the contribution of properties from partnerships previously affiliated with him. Prior to any redemption of these limited partnership interests for our common stock, Mr. Shiffman will have tax consequences different from those on us and our public stockholders upon the sale of any of these partnerships. Therefore, we and Mr. Shiffman may have different objectives regarding the appropriate pricing and timing of any sale of those properties.

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

Certain provisions of the Maryland General Corporation Law (“MGCL”) may have the effect of inhibiting a third-party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our capital stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10 percent or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10 percent or more of the voting power of our then outstanding voting stock at any time within the two-year period immediately prior to the date in question) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose fair price and / or supermajority and stockholder voting requirements on these combinations; and
•“control share” provisions that provide that “control shares” of our company (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

GENERAL RISK FACTORS

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

The stock markets, including the New York Stock Exchange (“NYSE”), on which we list our common stock, have experienced significant price and volume fluctuations. As a result, the market price of our common stock and preferred stock could be similarly volatile, and investors in our common stock and preferred stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The price of our common stock and preferred stock could be subject to wide fluctuations in response to a number of factors, including:

•outbreaks of disease, including the COVID-19 pandemic, and related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operation;
•issuances of other equity securities in the future, including new series or classes of preferred stock;
•our operating performance and the performance of other similar companies;
•our ability to maintain compliance with covenants contained in our debt facilities;
•actual or anticipated variations in our operating results, funds from operations, cash flows or liquidity;
•changes in expectations of future financial performance or changes in our earnings estimates or those of analysts;
•changes in our distribution policy;
•publication of research reports about us or the real estate industry generally;
•increases in market interest rates that lead purchasers of our common stock and preferred stock to demand a higher dividend yield;
•changes in foreign currency exchange rates, including between the U.S. dollar and each of the Canadian dollar and the Australian dollar;
•changes in market valuations of similar companies;
•adverse market reaction to the amount of our debt outstanding at any time, the amount of our debt maturing in the near-term and medium-term and our ability to refinance our debt, or our plans to incur additional debt in the future;
•additions or departures of key management personnel;
•speculation in the press or investment community;
•equity issuances by us, or share resales by our stockholders or the perception that such issuances or resales may occur;
•actions by institutional stockholders; and
•general market and economic conditions.

SUN COMMUNITIES, INC.
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

Based on the applicable conversion ratios then in effect, as of February 11, 2021, in the future we may issue to the limited partners of the Operating Partnership, up to approximately 5.7 million shares of our common stock in exchange for their OP units. The limited partners may sell such shares pursuant to registration rights, if available, or an available exemption from registration. As of February 11, 2021, options to purchase 1,500 shares of our common stock were outstanding under our equity incentive plans, and we currently have the authority to issue restricted stock awards or options to purchase up to an additional 899,254 shares of our common stock pursuant to our equity incentive plans. In addition, we have entered into an At-the-Market Offering Sales Agreement to issue and sell shares of common stock. As of February 11, 2021, our Board of Directors had authorized us to sell an additional $286.3 million of common stock under this agreement. No prediction can be made regarding the effect that future sales of shares of our common stock or our other securities will have on the market price of shares.

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

We rely on key management.

We depend on the efforts of our executive officers, Gary A. Shiffman, John B. McLaren, Karen J. Dearing, Bruce Thelen, and Baxter R. Underwood. The loss of services of one or more of these executive officers could have a temporary adverse effect on our operations. We do not currently maintain or contemplate obtaining any “key-man” life insurance on our executive officers.

The phase out of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates.

The Financial Conduct Authority (the authority that regulates LIBOR) has announced that it plans on phasing out LIBOR by the end of 2021. Many of our property-level real estate loans have fixed interest rates which will not be impacted by any change in LIBOR. Certain of our other loans, including a majority of the borrowings under our $750.0 million senior credit facility and our borrowings under Safe Harbor’s $1.8 billion credit facility, have interest rates based on LIBOR. Each of our senior credit facility and Safe Harbor’s credit facility provides that the administrative agent in consultation with us will endeavor to determine an interest rate to replace the current LIBOR rate, and until the parties agree on a successor LIBOR rate we can continue to borrow under the credit facilities using the prime rate. The replacement of LIBOR with an alternative rate or benchmark may adversely affect our interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows and liquidity.

SUN COMMUNITIES, INC.
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

We address potential breaches or disclosure of this confidential information by implementing a variety of security measures intended to protect the confidentiality and security of this information including (among others) engaging reputable, recognized firms to help us design and maintain our information technology and data security systems, including testing and verification of their proper and secure operations on a periodic basis. We also maintain cyber risk insurance to provide some coverage for certain risks arising out of data and network breaches. Our senior leadership regularly updates the Board of Directors on security matters and meets at least annually to review program progress and plans, incidents if any, and emerging risks.

Despite our security measures, our information technology and infrastructure, as well as that of our third-party vendors, may be vulnerable to attacks by hackers (including through malware, ransomware, computer viruses, and email phishing schemes) or breached due to employee error, malfeasance, fire, flood or other physical event, or other disruptions. Any such breach or disruption could compromise our or a third-party vendor’s network and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could:

•result in legal claims or proceedings,
•disrupt our operations, including our ability to service our tenants and our ability to analyze and report our financial and operating results,
•decrease our revenues,
•damage our reputation,
•cause a loss of confidence,
•increase our insurance premiums, or
•have other material adverse effects on our business.

We depend on continuous access to the internet to use our cloud-based applications. Damage to, or failure of our information technology systems, including as a result of any of the reasons described above, could adversely affect our results of operations as we may incur significant costs or data loss. We continually assess new and enhanced information technology solutions to manage the risk of system failure or interruption.

Losses in excess of our insurance coverage or uninsured losses could adversely affect our operating results and cash flow.

We have a significant concentration of MH and RV properties in Florida and California and marinas on coastlines, where natural disasters or other catastrophic events such as hurricanes, flash floods, sea-level rise, tornadoes, wildfires and earthquakes could negatively impact our operating results and cash flows. We maintain comprehensive liability, fire, property, business interruption, general liability, and (where appropriate) flood and earthquake insurance, and other lines of insurance we have determined to be appropriate for our business, provided by reputable companies with commercially reasonable deductibles and limits. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. However, certain types of losses including, but not limited to, riots or acts of war, may be either uninsurable or not economically insurable. In the event an uninsured loss occurs, we could lose both our investment in and anticipated profits and cash flow from the affected property. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. If an uninsured liability to a third party were to occur, we would incur the cost of defense and settlement with, or court ordered damages to, that third party. A significant uninsured property or liability loss could have a material adverse effect on our business and our financial condition and results of operations.

SUN COMMUNITIES, INC.
Expanding social media platforms present new challenges.

Social media outlets continue to grow and expand, which presents us with new risks. Adverse content about us and our properties on social media platforms could result in damage to our reputation or brand. Improper posts by employees or others could result in disclosure of confidential or proprietary information regarding our operations.

Our operations are subject to regulation under various federal, state, and local laws and regulations that may expose us to significant costs and liabilities.

Our properties and the operations at them are subject to regulation under various federal, state and local laws and regulations. Compliance with laws and regulations that govern our operations may require expenditures and modifications of development plans and operations that could have a detrimental effect on the operations of our properties and our financial condition, results of operations and cash flows. There can be no assurance that the application of laws, regulations or policies, or changes in such laws, regulations and policies, will not occur in a manner that could have a detrimental effect on any property.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

SUN COMMUNITIES, INC.
ITEM 2. PROPERTIES

As of December 31, 2020, our properties were located throughout the US and in Ontario, Canada and consisted of 276 MH communities, 136 RV resorts, 34 properties containing both MH and RV sites, and 106 marinas.

As of December 31, 2020, our properties contained an aggregate of 188,176 developed sites comprised of 96,688 developed MH sites, 27,564 annual RV sites (inclusive of both annual and seasonal usage rights), 25,043 transient RV sites and 38,881 wet slips and dry storage spaces. There are 10,025 additional MH and RV sites suitable for development. Most of our properties include amenities oriented toward family and retirement living. Of our 552 properties, 185 each have 300 or more developed sites, with the largest having 2,341 developed MH and RV sites. See “Real Estate and Accumulated Depreciation, Schedule III,” included in our Consolidated Financial Statements, for detail on properties that are encumbered.

As of December 31, 2020, our MH and RV properties had an occupancy rate of 97.3 percent excluding transient RV sites. Since January 1, 2020, the MH and RV properties have averaged an aggregate annual turnover of homes (where the home is moved out of the community) of approximately 2.8 percent and an average annual turnover of residents (where the resident-owned home is sold and remains within the community, typically without interruption of rental income) of approximately 6.7 percent. The average renewal rate for residents in our Rental Program was 69.5 percent for the year ended December 31, 2020.

We believe that our properties’ high amenity levels, customer service loyalty, and customer retention program contribute to low turnover and generally high occupancy rates. All of the properties provide residents with attractive amenities with most offering a clubhouse, a swimming pool, and laundry facilities. Many of the properties offer additional amenities such as sauna / whirlpool spas, tennis courts, shuffleboard, basketball courts, and / or exercise rooms. Many RV resorts offer incremental amenities including golf, pro shops, restaurants, zip lines, waterparks, watersports, and thematic experiences.

Our MH and RV properties are principally located in the mid-western, southern and Southeastern regions of the U.S., and Ontario, Canada. Our marinas are principally located in the northeastern, southern, mid-Atlantic, western and mid-western regions of the U.S, with the majority of such marinas concentrated in coastal regions and others located in various inland regions. We believe that geographic diversification helps to insulate the portfolio from regional economic influences. We have concentrated our properties within certain areas of the regions in order to achieve economies of scale in management and operation.

The following tables set forth certain information relating to our MH and RV properties as of December 31, 2020. The occupancy percentage includes MH sites and annual RV sites and excludes transient RV sites.

Property Name	MH/RV	City	State	MH and Annual RV Sites as of 12/31/2020	Transient RV Sites as of 12/31/2020	Occupancy as of 12/31/2020		Occupancy as of 12/31/2019
UNITED STATES
MIDWEST
Michigan
Academy / West Point	MH	Canton	MI	441	—	98.0%		98.2%
Allendale Meadows Mobile Village	MH	Allendale	MI	352	—	99.1%		98.9%
Alpine Meadows Mobile Village	MH	Grand Rapids	MI	403	—	97.3%		98.3%
Apple Carr Village	MH	Muskegon	MI	713	—	86.5%	(1)	78.5%	(1)
Arbor Woods	MH	Ypsilanti	MI	458	—	99.1%		99.1%
Brentwood Mobile Village	MH	Kentwood	MI	195	—	99.5%		97.4%
Broadview Estates	MH	Davison	MI	474	—	87.1%		82.3%
Brookside Village	MH	Kentwood	MI	196	—	100.0%		100.0%
Byron Center Mobile Village	MH	Kentwood	MI	143	—	98.6%		97.9%
Camelot Villa	MH	Macomb	MI	712	—	98.6%		99.0%
Cider Mill Crossings	MH	Fenton	MI	621	—	87.6%	(1)	74.6%	(1)
Cider Mill Village	MH	Middleville	MI	258	—	98.4%		98.4%
Country Acres Mobile Village	MH	Cadillac	MI	182	—	95.1%		95.1%
Country Hills Village	MH	Hudsonville	MI	239	—	99.6%		99.6%
Country Meadows Mobile Village	MH	Flat Rock	MI	577	—	98.8%		97.7%
Country Meadows Village	MH	Caledonia	MI	395	—	100.0%		99.5%
Creekwood Meadows	MH	Burton	MI	336	—	99.1%		94.0%

SUN COMMUNITIES, INC.

Property Name	MH/RV	City	State	MH and Annual RV Sites as of 12/31/2020	Transient RV Sites as of 12/31/2020	Occupancy as of 12/31/2020		Occupancy as of 12/31/2019
Cutler Estates Mobile Village	MH	Grand Rapids	MI	259	—	98.8%		98.8%
Dutton Mill Village	MH	Caledonia	MI	307	—	99.3%		99.7%
East Village Estates	MH	Washington Twp.	MI	708	—	99.9%		98.6%
Egelcraft	MH	Muskegon	MI	458	—	97.8%		97.4%
Fisherman's Cove	MH	Flint Twp.	MI	162	—	98.1%		97.5%
Frenchtown Villa / Elizabeth Woods	MH	Newport	MI	1,140	—	99.2%		94.6%
Grand Mobile Estates	MH	Grand Rapids	MI	219	—	98.2%		96.8%
Hamlin	MH	Webberville	MI	230	—	98.7%		95.7%
Hickory Hills Village	MH	Battle Creek	MI	283	—	99.6%		97.5%
Hidden Ridge RV Resort(2)	RV	Hopkins	MI	196	139	100.0%		100.0%
Highland Green Estates	MH	Highland	MI	879	—	56.5%		N/A	(4)
Holiday West Village	MH	Holland	MI	341	—	99.7%		100.0%
Holly Village / Hawaiian Gardens	MH	Holly	MI	425	—	97.9%		96.2%
Hunters Crossing	MH	Capac	MI	114	—	100.0%		98.2%
Hunters Glen	MH	Wayland	MI	396	—	98.7%		97.2%
Kensington Meadows	MH	Lansing	MI	290	—	96.2%		94.8%
Kimberly Estates	MH	Newport	MI	387	—	98.2%		98.4%
King's Court Mobile Village	MH	Traverse City	MI	802	—	99.0%		90.6%
Knollwood Estates	MH	Allendale	MI	161	—	96.9%		97.5%
Lafayette Place	MH	Warren	MI	254	—	99.2%		96.9%
Lakeview	MH	Ypsilanti	MI	392	—	99.0%		98.5%
Leisure Village	MH	Belmont	MI	256	—	99.6%		98.4%
Lincoln Estates	MH	Holland	MI	191	—	98.4%		99.5%
Meadow Lake Estates	MH	White Lake	MI	425	—	99.3%		98.6%
Meadowbrook Estates	MH	Monroe	MI	453	—	99.1%		96.5%
Meadowlands of Gibraltar	MH	Gibraltar	MI	320	—	99.4%		100.0%
Northville Crossing	MH	Northville	MI	756	—	99.7%		99.1%
Oak Island Village	MH	East Lansing	MI	250	—	100.0%		97.6%
Petoskey KOA RV Resort(2)	RV	Petoskey	MI	52	156	100.0%		100.0%
Petoskey RV Resort(2)	RV	Petoskey	MI	9	144	100.0%		100.0%
Pinebrook Village	MH	Kentwood	MI	185	—	98.9%		97.8%
Presidential Estates Mobile Village	MH	Hudsonville	MI	364	—	99.2%		97.8%
Richmond Place	MH	Richmond	MI	117	—	100.0%		94.9%
River Haven Village	MH	Grand Haven	MI	721	—	96.1%		90.7%
Rudgate Clinton	MH	Clinton Township	MI	667	—	99.3%		98.4%
Rudgate Manor	MH	Sterling Heights	MI	931	—	98.8%		97.6%
Scio Farms Estates	MH	Ann Arbor	MI	913	—	99.1%		98.9%
Sheffield Estates	MH	Auburn Hills	MI	228	—	99.1%		98.2%
Shelby Forest	MH	Shelby Twp.	MI	664	—	99.5%		99.1%
Shelby West	MH	Shelby Twp.	MI	644	—	99.7%		98.9%
Silver Creek RV Resort(2)	RV	Mears	MI	160	104	100.0%		100.0%
Silver Springs	MH	Clinton Township	MI	547	—	100.0%		98.7%
Southwood Village	MH	Grand Rapids	MI	394	—	99.7%		99.0%
St. Clair Place	MH	St. Clair	MI	100	—	97.0%		90.0%
Sunset Ridge	MH	Portland	MI	388	—	87.6%	(1)	78.1%	(1)
Sycamore Village	MH	Mason	MI	396	—	99.0%		98.7%
Tamarac Village	MH	Ludington	MI	302	—	98.3%		99.7%
Tamarac Village RV Resort(2)	RV	Ludington	MI	110	3	100.0%		100.0%
Timberline Estates	MH	Coopersville	MI	296	—	98.3%		96.6%
Town & Country Mobile Village	MH	Traverse City	MI	192	—	99.0%		99.0%
Troy Villa	MH	Troy	MI	282	—	86.9%		N/A	(4)

SUN COMMUNITIES, INC.

Property Name	MH/RV	City	State	MH and Annual RV Sites as of 12/31/2020	Transient RV Sites as of 12/31/2020	Occupancy as of 12/31/2020		Occupancy as of 12/31/2019
Warren Dunes Village	MH	Bridgman	MI	314	—	98.7%		89.2%	(1)
Waverly Shores Village	MH	Holland	MI	415	—	100.0%		100.0%
West Village Estates	MH	Romulus	MI	628	—	98.9%		99.0%
White Lake Mobile Home Village	MH	White Lake	MI	315	—	98.4%		98.7%
Windham Hills Estates	MH	Jackson	MI	469	—	98.3%		95.5%
Windsor Woods Village	MH	Wayland	MI	314	—	99.7%		99.7%
Woodhaven Place	MH	Woodhaven	MI	220	—	100.0%		98.6%
Michigan Total				29,086	546	96.6%		96.0%

Indiana
Brookside Mobile Home Village	MH	Goshen	IN	570	—	97.2%		95.6%
Carrington Pointe	MH	Fort Wayne	IN	468	—	85.5%	(1)	83.3%	(1)
Clear Water Mobile Village	MH	South Bend	IN	227	—	97.4%		95.2%
Cobus Green Mobile Home Park	MH	Osceola	IN	386	—	98.2%		96.6%
Deerfield Run	MH	Anderson	IN	175	—	93.1%		93.7%
Four Seasons	MH	Elkhart	IN	218	—	98.2%		95.0%
Jellystone Park™ at Barton Lake(2)	RV	Fremont	IN	—	555	N/A		N/A	(4)
Lake Rudolph Campground & RV Resort(2)	RV	Santa Claus	IN	—	534	N/A		N/A
Liberty Farm	MH	Valparaiso	IN	220	—	95.9%		95.9%
Pebble Creek	MH	Greenwood	IN	296	—	98.6%		93.2%
Pine Hills	MH	Middlebury	IN	129	—	98.4%		98.4%
Roxbury Park	MH	Goshen	IN	398	—	97.7%		98.2%
Indiana Total				3,087	1,089	95.6%		93.9%

Ohio
Apple Creek	MH	Amelia	OH	176	—	99.4%		98.3%
East Fork Crossing	MH	Batavia	OH	350	—	99.7%		99.4%
Indian Creek RV & Camping Resort(2)	RV	Geneva on the Lake	OH	445	135	100.0%		100.0%
Oakwood Village	MH	Miamisburg	OH	511	—	98.6%		98.2%
Orchard Lake	MH	Milford	OH	147	—	97.3%		97.3%
Westbrook Senior Village	MH	Toledo	OH	112	—	100.0%		100.0%
Westbrook Village	MH	Toledo	OH	344	—	98.3%		98.8%
Willowbrook Place	MH	Toledo	OH	266	—	99.2%		98.1%
Woodside Terrace	MH	Holland	OH	439	—	96.8%		93.8%
Ohio Total				2,790	135	98.7%		98.1%

SOUTH
Texas
Austin Lone Star RV Resort(2)	RV	Austin	TX	55	102	100.0%		100.0%
Blazing Star(2)	RV	San Antonio	TX	117	145	100.0%		100.0%
Boulder Ridge	MH	Pflugerville	TX	1,220	—	97.1%	(1)	78.9%	(1)
Branch Creek Estates	MH	Austin	TX	400	—	100.0%		98.0%
Chisholm Point Estates	MH	Pflugerville	TX	427	—	99.3%		97.7%
Comal Farms	MH	New Braunfels	TX	367	—	98.6%		99.7%
Hill Country Cottage and RV Resort(2)	RV	New Braunfels	TX	67	302	100.0%		100.0%
Jellystone Park™ at Guadalupe River(2)	RV	Kerrville	TX	—	251	N/A		N/A
Jellystone Park™ at Hill Country(2)	RV	Canyon Lake	TX	—	167	N/A		N/A
La Hacienda RV Resort(2)	RV	Austin	TX	48	196	N/A		N/A
Lone Star Jellystone Park(2)	RV	Waller	TX	—	345	N/A		N/A	(4)
Oak Crest	MH	Austin	TX	654	—	94.2%		76.3%	(1)
Pecan Branch	MH	Georgetown	TX	229	—	86.0%	(1)	78.6%	(1)

SUN COMMUNITIES, INC.

Property Name	MH/RV	City	State	MH and Annual RV Sites as of 12/31/2020	Transient RV Sites as of 12/31/2020	Occupancy as of 12/31/2020		Occupancy as of 12/31/2019
Pine Trace	MH	Houston	TX	680	—	98.5%		98.4%
River Ranch	MH	Austin	TX	848	—	97.6%		98.5%
River Ridge Estates	MH	Austin	TX	515	—	99.2%		99.4%
Saddlebrook	MH	San Marcos	TX	562	—	99.1%		97.9%
Sandy Lake	MH	Carrollton	TX	54	—	100.0%		98.1%
Sandy Lake RV Resort(2)	RV	Carrollton	TX	155	65	100.0%		100.0%
Stonebridge	MH	San Antonio	TX	335	—	99.1%		96.7%
Summit Ridge	MH	Converse	TX	446	—	99.1%		96.2%
Sunset Ridge	MH	Kyle	TX	171	—	97.1%		98.2%
Travelers World	MH	San Antonio	TX	8	—	100.0%		100.0%
Travelers World RV Resort(2)	RV	San Antonio	TX	22	133	100.0%		100.0%
Treetops RV Resort(2)	RV	Arlington	TX	70	104	100.0%		100.0%
Woodlake Trails	MH	San Antonio	TX	316	—	90.5%	(1)	82.0%	(1)
Texas Total				7,766	1,810	97.5%		92.0%

SOUTHEAST
Florida
Arbor Terrace RV Park(2)	RV	Brandenton	FL	250	111	100.0%		100.0%
Ariana Village	MH	Lakeland	FL	207	—	98.6%		98.6%
Bahia Vista Estates	MH	Sarasota	FL	251	—	99.6%		99.6%
Baker Acres RV Resort(2)	RV	Zephyrhills	FL	281	71	100.0%		100.0%
Big Tree RV Resort(2)	RV	Arcadia	FL	344	67	100.0%		100.0%
Blue Heron Pines	MH	Punta Gorda	FL	408	—	98.3%		97.1%
Blue Jay	MH	Dade City	FL	206	—	99.5%		99.5%
Blue Jay RV Resort(2)	RV	Dade City	FL	32	21	100.0%		100.0%
Blueberry Hill(2)	RV	Bushnell	FL	310	95	100.0%		100.0%
Brentwood Estates	MH	Hudson	FL	191	—	98.4%		99.0%
Buttonwood Bay	MH	Sebring	FL	407	—	99.0%		99.5%
Buttonwood Bay RV Resort(2)	RV	Sebring	FL	361	171	100.0%		100.0%
Candlelight Manor	MH	South Daytona	FL	128	—	99.2%		96.1%
Carriage Cove	MH	Sanford	FL	467	—	100.0%		99.6%
Central Park	MH	Haines City	FL	114	—	90.4%		90.3%
Central Park Resort RV Resort(2)	RV	Haines City	FL	193	171	100.0%		100.0%
Citrus Hill RV Resort(2)	RV	Dade City	FL	134	48	100.0%		100.0%
Club Naples(2)	RV	Naples	FL	219	85	100.0%		100.0%
Club Wildwood	MH	Hudson	FL	478	—	100.0%		99.8%
Colony in the Wood	MH	Port Orange	FL	383	—	99.0%		98.4%
Compass RV Resort(2)	RV	St. Augustine	FL	—	175	N/A		N/A
Country Squire	MH	Paisley	FL	97	—	99.0%		97.9%
Country Squire RV Resort(2)	RV	Paisley	FL	23	2	100.0%		100.0%
Cypress Greens	MH	Lake Alfred	FL	259	—	98.5%		98.1%
Daytona Beach RV Resort(2)	RV	Port Orange	FL	135	97	100.0%		100.0%
Deerwood	MH	Orlando	FL	569	—	98.1%		99.5%
Dunedin RV Resort(2)	RV	Dunedin	FL	194	45	100.0%		100.0%
Ellenton Gardens RV Resort(2)	RV	Ellenton	FL	151	43	100.0%		100.0%
Emerald Coast	MH	Panama City Beach	FL	42	—	95.2%		92.9%
Emerald Coast RV Resort(2)	RV	Panama City Beach	FL	—	159	100.0%		100.0%
Fairfield Village	MH	Ocala	FL	293	—	99.7%		98.6%
Flamingo Lake RV Resort(2)	RV	Jacksonville	FL	—	422	N/A		N/A	(4)
Forest View	MH	Homosassa	FL	300	—	98.7%		98.7%
Glen Haven	MH	Zephyrhills	FL	52	—	100.0%		98.1%

SUN COMMUNITIES, INC.

Property Name	MH/RV	City	State	MH and Annual RV Sites as of 12/31/2020	Transient RV Sites as of 12/31/2020	Occupancy as of 12/31/2020		Occupancy as of 12/31/2019
Glen Haven RV Resort(2)	RV	Zephyrhills	FL	165	53	100.0%		100.0%
Goldcoaster	MH	Homestead	FL	527	—	99.6%		99.8%
Goldcoaster RV Resort(2)	RV	Homestead	FL	9	9	100.0%		100.0%
Grand Bay	MH	Dunedin	FL	134	—	100.0%		99.3%
Grand Lakes RV Resort(2)	RV	Citra	FL	304	104	100.0%		100.0%
Grove Ridge RV Resort(2)	RV	Dade City	FL	163	83	100.0%		100.0%
Groves RV Resort(2)	RV	Fort Myers	FL	234	35	100.0%		100.0%
Gulfstream Harbor	MH	Orlando	FL	974	—	99.6%		99.2%
Hacienda Del Rio	MH	Edgewater	FL	730	—	98.8%		98.9%
Hidden River RV Resort(2)	RV	Riverview	FL	188	125	100.0%		100.0%
Holly Forest Estates	MH	Holly Hill	FL	402	—	100.0%		100.0%
Homosassa River RV Resort(2)	RV	Homosassa Springs	FL	126	98	100.0%		100.0%
Horseshoe Cove RV Resort(2)	RV	Bradenton	FL	340	136	100.0%		100.0%
Indian Creek Park	MH	Ft. Myers Beach	FL	353	—	100.0%		99.7%
Indian Creek RV Park(2)	RV	Ft. Myers Beach	FL	957	120	100.0%		100.0%
Island Lakes	MH	Merrit Island	FL	301	—	100.0%		100.0%
King’s Lake	MH	DeBary	FL	245	—	100.0%		100.0%
Kings Manor	MH	Lakeland	FL	239	—	96.7%		95.8%
King’s Pointe	MH	Lake Alfred	FL	226	—	99.6%		98.7%
Kissimmee Gardens	MH	Kissimmee	FL	239	—	100.0%		100.0%
Kissimmee South	MH	Davenport	FL	142	—	90.8%		91.5%
Kissimmee South RV Resort(2)	RV	Davenport	FL	130	71	100.0%		100.0%
La Costa Village	MH	Port Orange	FL	658	—	100.0%		100.0%
Lake Josephine RV Resort(2)	RV	Sebring	FL	120	58	100.0%		100.0%
Lake Juliana Landings	MH	Auburndale	FL	274	—	98.2%		98.2%
Lake Pointe Village	MH	Mulberry	FL	362	—	99.4%		99.4%
Lake San Marino RV Park(2)	RV	Naples	FL	244	163	100.0%		100.0%
Lakeland RV Resort(2)	RV	Lakeland	FL	202	29	100.0%		100.0%
Lakeshore Landings	MH	Orlando	FL	306	—	100.0%		99.3%
Lakeshore Villas	MH	Tampa	FL	280	—	98.6%		99.6%
Lamplighter	MH	Port Orange	FL	259	—	100.0%		99.2%
Majestic Oaks RV Resort(2)	RV	Zephyrhills	FL	219	35	100.0%		100.0%
Marco Naples RV Resort(2)	RV	Naples	FL	187	114	100.0%		100.0%
Meadowbrook Village	MH	Tampa	FL	257	—	100.0%		100.0%
Mill Creek	MH	Kissimmee	FL	34	—	88.2%		91.2%
Mill Creek RV Resort(2)	RV	Kissimmee	FL	136	20	100.0%		100.0%
Mouse Mountain Resort	MH	Davenport	FL	44	—	97.7%		N/A	(4)
Mouse Mountain RV Resort(2)	RV	Davenport	FL	116	144	100.0%		N/A	(4)
Naples RV Resort(2)	RV	Naples	FL	106	61	100.0%		100.0%
New Ranch	MH	Clearwater	FL	94	—	97.9%		97.9%
North Lake Estates(2)	RV	Moor Haven	FL	191	81	100.0%		100.0%
Oakview Estates	MH	Arcatia	FL	119	—	100.0%		100.0%
Ocean Breeze	MH	Marathon	FL	47	—	31.9%	(1)(5)	8.5%	(1)(5)
Ocean Breeze RV Resort	RV	Marathon	FL	—	—	—%	(5)	—%	(5)
Ocean Breeze - Jensen Beach	MH	Jensen Beach	FL	284	—	73.6%	(1)	76.2%	(1)
Ocean Breeze - Jensen Beach RV Resort(2)	RV	Jensen Beach	FL	95	110	100.0%		100.0%
Orange City	MH	Orange City	FL	4	—	100.0%		100.0%
Orange City RV Resort(2)	RV	Orange City	FL	409	112	100.0%		100.0%
Orange Tree Village	MH	Orange City	FL	246	—	99.2%		100.0%
Paddock Park South	MH	Ocala	FL	188	—	79.8%		79.3%
Palm Key Village	MH	Davenport	FL	204	—	100.0%		100.0%

SUN COMMUNITIES, INC.

Property Name	MH/RV	City	State	MH and Annual RV Sites as of 12/31/2020	Transient RV Sites as of 12/31/2020	Occupancy as of 12/31/2020		Occupancy as of 12/31/2019
Palm Village	MH	Bradenton	FL	146	—	100.0%		100.0%
Park Place	MH	Sebastian	FL	475	—	96.2%		94.9%
Park Royale	MH	Pinellas Park	FL	309	—	100.0%		100.0%
Pecan Park RV Resort(2)	RV	Jacksonville	FL	45	296	100.0%		100.0%
Pelican Bay	MH	Micco	FL	216	—	99.1%		98.6%
Pelican RV Resort & Marina(2)	RV	Marathon	FL	62	23	100.0%		100.0%
Pleasant Lake RV Resort(2)	RV	Jacksonville	FL	292	49	100.0%		100.0%
Rainbow	MH	Frostproof	FL	37	—	100.0%		100.0%
Rainbow RV Resort(2)	RV	Frostproof	FL	401	61	100.0%		100.0%
Rainbow Village of Largo(2)	RV	Largo	FL	251	58	100.0%		100.0%
Rainbow Village of Zephyrhills(2)	RV	Zephyrhills	FL	344	38	100.0%		100.0%
Red Oaks	MH	Bushnell	FL	103	—	93.2%		92.2%
Red Oaks RV Resort(2)	RV	Bushnell	FL	507	410	100.0%		100.0%
Regency Heights	MH	Clearwater	FL	391	—	99.0%		98.2%
Riptide RV Resort & Marina(2)	RV	Key Largo	FL	21	17	100.0%		100.0%
Riverside Club	MH	Ruskin	FL	728	—	86.4%		84.2%
Rock Crusher Canyon RV Resort(2)	RV	Crystal River	FL	202	193	100.0%		100.0%
Royal Country	MH	Miami	FL	864	—	99.9%		99.9%
Royal Palm Village	MH	Haines City	FL	395	—	86.1%		84.3%
Saddle Oak Club	MH	Ocala	FL	376	—	99.7%		99.7%
San Pedro Marina	MH	Islamorada	FL	—	—	—%	(5)	—%	(5)
San Pedro RV Resort & Marina(2)	RV	Islamorada	FL	—	—	—%	(5)	—%	(5)
Saralake Estates	MH	Sarasota	FL	202	—	99.5%		100.0%
Savanna Club	MH	Port St. Lucie	FL	1,069	—	98.5%		98.4%
Seabreeze	MH	Islamorada	FL	—	—	—%	(5)	—%	(5)
Seabreeze RV Resort(2)	RV	Islamorada	FL	—	—	—%	(5)	—%	(5)
Serendipity	MH	North Fort Myers	FL	338	—	97.9%		97.9%
Settler's Rest RV Resort(2)	RV	Zephyrhills	FL	296	82	100.0%		100.0%
Shadow Wood Village	MH	Hudson	FL	215	—	87.0%	(1)	73.0%	(1)
Shady Road Villas	MH	Ocala	FL	130	—	85.4%		70.0%
Shell Creek Marina	MH	Punta Gorda	FL	54	—	98.1%		98.1%
Shell Creek RV Resort & Marina(2)	RV	Punta Gorda	FL	150	35	100.0%		100.0%
Siesta Bay RV Park(2)	RV	Fort Myers	FL	738	59	100.0%		100.0%
Southern Charm	MH	Zephyrhills	FL	1	—	100.0%		100.0%
Southern Charm RV Resort(2)	RV	Zephyrhills	FL	400	96	100.0%		100.0%
Southern Pines	MH	Bradenton	FL	107	—	96.3%		97.2%
Southport Springs Golf & Country Club	MH	Zephyrhills	FL	547	—	99.3%		98.9%
Spanish Main	MH	Thontosassa	FL	56	—	87.5%		87.5%
Spanish Main RV Resort(2)	RV	Thontosassa	FL	235	44	100.0%		100.0%
Stonebrook	MH	Homosassa	FL	215	—	93.5%		92.1%
Sun N Fun RV Resort(2)	RV	Sarasota	FL	1,026	493	100.0%		100.0%
Suncoast Gateway	MH	Port Richey	FL	173	—	98.8%		98.8%
Sundance	MH	Zephyrhills	FL	332	—	100.0%		100.0%
Sunlake Estates	MH	Grand Island	FL	408	—	97.1%		96.1%
Sunset Harbor at Cow Key Marina	MH	Key West	FL	77	—	98.7%		98.7%
Sweetwater RV Resort(2)	RV	Zephyrhills	FL	207	84	100.0%		100.0%
Tallowwood Isle	MH	Coconut Creek	FL	274	—	95.6%		95.6%
Tampa East	MH	Dover	FL	31	—	100.0%		100.0%
Tampa East RV Resort(2)	RV	Dover	FL	502	167	100.0%		100.0%
The Hamptons Golf & Country Club	MH	Auburndale	FL	829	—	99.0%		98.6%
The Hideaway	MH	Key West	FL	13	—	92.3%		84.6%

SUN COMMUNITIES, INC.

Property Name	MH/RV	City	State	MH and Annual RV Sites as of 12/31/2020	Transient RV Sites as of 12/31/2020	Occupancy as of 12/31/2020		Occupancy as of 12/31/2019
The Hills	MH	Apopka	FL	97	—	100.0%		100.0%
The Landings at Lake Henry	MH	Haines City	FL	394	—	99.7%		99.2%
The Ridge	MH	Davenport	FL	481	—	99.4%		99.0%
The Valley	MH	Apopka	FL	148	—	100.0%		100.0%
Three Lakes(2)	RV	Hudson	FL	245	62	100.0%		100.0%
Vista del Lago	MH	Bradenton	FL	136	—	99.3%		97.8%
Vista del Lago RV Resort(2)	RV	Bradenton	FL	35	5	100.0%		100.0%
Vizcaya Lakes	MH	Port Charlotte	FL	108	—	92.6%		91.7%
Walden Woods	MH	Homosassa	FL	213	—	100.0%		100.0%
Walden Woods II	MH	Homosassa	FL	213	—	100.0%		99.1%
Water Oak Country Club Estates	MH	Lady Lake	FL	1,310	—	93.6%		91.9%	(1)
Waters Edge RV Resort(2)	RV	Zephyrhills	FL	141	76	100.0%		100.0%
Westside Ridge	MH	Auburndale	FL	219	—	99.1%		99.5%
Windmill Village	MH	Davenport	FL	509	—	99.6%		99.6%
Woodlands at Church Lake	MH	Groveland	FL	291	—	81.8%		78.4%
Woodsmoke Camping Resort(2)	RV	Fort Myers	FL	181	119	100.0%		N/A	(4)
Florida Total				39,803	6,011	98.1%		97.7%

SOUTHWEST
California
49'er Village RV Resort(2)	RV	Plymouth	CA	61	266	100.0%		100.0%
Alta Laguna	MH	Rancho Cucamonga	CA	296	—	99.7%		99.3%
Caliente Sands	MH	Cathedral City	CA	118	—	98.3%		98.3%
Cava Robles RV Resort(2)	RV	Paso Robles	CA	—	332	N/A		N/A
Chula Vista RV Resort(2)	RV	San Diego	CA	—	237	N/A		N/A
El Capitan Canyon(2)	RV	Goleta	CA	—	163	N/A		N/A	(4)
Friendly Village of La Habra	MH	La Habra	CA	330	—	100.0%		99.7%
Friendly Village of Modesto	MH	Modesto	CA	289	—	99.0%		98.6%
Friendly Village of Simi	MH	Simi Valley	CA	222	—	100.0%		100.0%
Friendly Village of West Covina	MH	West Covina	CA	157	—	100.0%		100.0%
Forest Springs	MH	Grass Valley	CA	373		86.6%	(1)	N/A	(4)
Heritage	MH	Temecula	CA	196	—	99.5%		100.0%
Indian Wells RV Resort(2)	RV	Indio	CA	163	175	100.0%		100.0%
Jellystone Park™ at Tower Park(2)	RV	Lodi	CA	—	360	N/A		N/A
Lakefront	MH	Lakeside	CA	295	—	100.0%		100.0%
Lakeview Mobile Estates	MH	Yucaipa	CA	296	—	100.0%		N/A	(4)
Lazy J Ranch	MH	Arcata	CA	220	—	99.5%		98.6%
Lemon Wood	MH	Ventura	CA	231	—	99.1%		99.6%
Napa Valley	MH	Napa	CA	257	—	99.6%		100.0%
Oak Creek	MH	Coarsegold	CA	198	—	100.0%		98.0%
Ocean Mesa(2)	RV	Goleta	CA	—	104	N/A		N/A	(4)
Ocean West	MH	McKinleyville	CA	130	—	99.2%		99.2%
Palos Verdes Shores MH & Golf Community	MH	San Pedro	CA	242	—	100.0%		100.0%
Pembroke Downs	MH	Chino	CA	163	—	100.0%		100.0%
Pismo Dunes RV Resort(2)	RV	Pismo Beach	CA	330	1	100.0%		100.0%
Rancho Alipaz	MH	San Juan Capistrano	CA	132	—	100.0%		100.0%
Rancho Caballero	MH	Riverside	CA	303	—	100.0%		100.0%
Royal Palms	MH	Cathedral City	CA	439	—	97.7%		95.7%
Royal Palms RV Resort(2)	RV	Cathedral City	CA	38	—	100.0%		100.0%
The Colony	MH	Oxnard	CA	150	—	100.0%		100.0%
The Sands RV & Golf Resort(2)	RV	Desert Hot Springs	CA	254	260	100.0%		100.0%

SUN COMMUNITIES, INC.

Property Name	MH/RV	City	State	MH and Annual RV Sites as of 12/31/2020	Transient RV Sites as of 12/31/2020	Occupancy as of 12/31/2020		Occupancy as of 12/31/2019
Vallecito	MH	Newbury Park	CA	303	—	100.0%		100.0%
Victor Villa	MH	Victorville	CA	287	—	100.0%		99.0%
Vines RV Resort(2)	RV	Paso Robles	CA	—	130	N/A		N/A
Vista del Lago	MH	Scotts Valley	CA	202	—	99.5%		100.0%
Wine Country RV Resort(2)	RV	Paso Robles	CA	—	203	N/A		N/A
California Total				6,675	2,231	98.9%		99.3%

Arizona
Blue Star	MH	Apache Junction	AZ	4	—	100.0%		N/A
Blue Star(2)	RV	Apache Junction	AZ	88	57	100.0%		N/A
Brentwood West	MH	Mesa	AZ	350	—	99.1%		99.1%
Buena Vista	MH	Buckeye	AZ	400	—	84.8%		75.5%
Desert Harbor	MH	Apache Junction	AZ	205	—	100.0%		99.5%
Fiesta Village	MH	Mesa	AZ	153	—	83.0%		85.1%
Fiesta Village RV Resort(2)	RV	Mesa	AZ	7	4	100.0%		100.0%
La Casa Blanca	MH	Apache Junction	AZ	198	—	100.0%		100.0%
Leaf Verde RV Resort(2)	RV	Buckeye	AZ	30	347	100.0%		N/A
Lost Dutchman	MH	Apache Junction	AZ	177	—	98.9%		96.6%
Lost Dutchman RV Resort(2)	RV	Apache Junction	AZ	7	42	100.0%		100.0%
Mountain View	MH	Mesa	AZ	170	—	98.8%		97.6%
Palm Creek Golf	MH	Casa Grande	AZ	506	—	66.6%	(1)	60.7%	(1)
Palm Creek Golf & RV Resort(2)	RV	Casa Grande	AZ	948	887	100.0%		100.0%
Rancho Mirage	MH	Apache Junction	AZ	312	—	100.0%		100.0%
Reserve at Fox Creek	MH	Bullhead City	AZ	311	—	99.7%		99.0%
Sun Valley	MH	Apache Junction	AZ	268	—	97.4%		95.9%
Verde Plaza	MH	Tucson	AZ	189	—	88.4%		87.8%
Arizona Total				4,323	1,337	93.2%		91.3%

Colorado
Cave Creek	MH	Evans	CO	447	—	99.3%		98.9%
Eagle Crest	MH	Firestone	CO	441	—	99.5%		99.5%
Jellystone Park™ at Larkspur(2)	RV	Lakespur	CO	—	536	N/A		N/A
North Point Estates	MH	Pueblo	CO	108	—	100.0%		99.1%
River Run Ranch	MH	Granby	CO	36	—	55.6%	(1)	2.8%	(1)
River Run Ranch RV Resort(2)	RV	Granby	CO	—	426	N/A		N/A
Skyline	MH	Fort Collins	CO	170	—	99.4%		97.6%
Smith Creek Crossing	MH	Granby	CO	82	—	42.7%	(1)	5.8%	(1)
Swan Meadow Village	MH	Dillon	CO	175	—	99.4%		100.0%
The Grove at Alta Ridge	MH	Thornton	CO	409	—	100.0%		99.5%
Timber Ridge	MH	Fort Collins	CO	585	—	99.5%		99.5%
Colorado Total				2,453	962	97.0%		95.8%

NORTHEAST
Connecticut
Beechwood	MH	Killingworth	CT	297	—	97.3%		98.7%
Cedar Springs	MH	Southington	CT	190	—	93.2%		90.0%
Forest Hill	MH	Southington	CT	188	—	98.4%		97.9%
Grove Beach	MH	Westbrook	CT	136	—	98.5%		97.8%
Hillcrest	MH	Uncasville	CT	208	—	99.5%		98.1%
Lakeside	MH	Terryville	CT	76	—	97.4%		93.4%
Lakeview CT	MH	Danbury	CT	179	—	90.5%		86.6%

SUN COMMUNITIES, INC.

Property Name	MH/RV	City	State	MH and Annual RV Sites as of 12/31/2020	Transient RV Sites as of 12/31/2020	Occupancy as of 12/31/2020		Occupancy as of 12/31/2019
Laurel Heights	MH	Uncasville	CT	49	—	95.9%		98.0%
Marina Cove	MH	Uncasville	CT	25	—	76.0%		80.0%
Millwood	MH	Uncasville	CT	45	—	—%	(1)	—%	(1)
New England Village	MH	Westbrook	CT	60	—	100.0%		100.0%
Oak Grove	MH	Plainville	CT	45	—	97.8%		100.0%
Rolling Hills	MH	Storrs	CT	200	—	77.5%		79.5%
Seaport RV Resort(2)	RV	Old Mystic	CT	41	108	100.0%		100.0%
Three Gardens	MH	Southington	CT	135	—	90.4%		89.6%
Yankee Village	MH	Old Saybrook	CT	23	—	100.0%		100.0%
Connecticut Total				1,897	108	91.7%		91.1%

Maine
Augusta Village	MH	Augusta	ME	59	—	89.8%		N/A	(4)
Birch Hill Estates	MH	Bangor	ME	376	—	98.7%		N/A	(4)
Cedar Haven	MH	Holden	ME	155	—	92.9%		N/A	(4)
Hancock Heights Estates	MH	Hancock	ME	113	—	100.0%		N/A	(4)
Hid'n Pines RV Resort(2)	RV	Old Orchard Beach	ME	76	245	100.0%		100.0%
Holiday Park Estates	MH	Bangor	ME	218	—	91.3%		N/A	(4)
Maplewood Manor	MH	Brunswick	ME	296	—	99.3%		98.3%
Merrymeeting	MH	Brunswick	ME	43	—	100.0%		100.0%
Riverside Drive Park	MH	Augusta	ME	163	—	85.3%		N/A	(4)
Saco / Old Orchard Beach KOA(2)	RV	Saco	ME	—	191	N/A		N/A
Town & Country Village	MH	Lisbon	ME	144	—	98.6%		97.9%
Wagon Wheel RV Resort & Campground(2)	RV	Old Orchard Beach	ME	232	54	100.0%		100.0%
Wild Acres RV Resort & Campground(2)	RV	Old Orchard Beach	ME	315	315	100.0%		100.0%
Maine Total				2,190	805	96.8%		99.3%

New Hampshire
Brook Ridge	MH	Hooksett	NH	91	—	100.0%		100.0%
Crestwood	MH	Concord	NH	320	—	98.8%		98.4%
Farmwood Village	MH	Dover	NH	159	—	100.0%		98.7%
Glen Ellis Family Campground(2)	RV	Glen	NH	29	249	100.0%		100.0%
Hannah Village	MH	Lebanon	NH	81	—	100.0%		100.0%
Hemlocks	MH	Tilton	NH	103	—	99.0%		99.0%
Mi-Te-Jo Campground(2)	RV	Milton	NH	85	140	100.0%		100.0%
River Pines	MH	Nashua	NH	480	—	99.0%		98.8%
Strafford / Lake Winnipesaukee South KOA(3)	RV	Strafford	NH	—	—	N/A		N/A
Westward Shores Cottages & RV Resort(2)	RV	West Ossipee	NH	429	71	100.0%		100.0%
New Hampshire Total				1,777	460	99.4%		99.2%

New Jersey
Big Timber Lake RV Camping Resort(2)	RV	Cape May Court House	NJ	332	196	100.0%		100.0%
Cape May Crossing	MH	Cape May	NJ	28	—	100.0%		100.0%
Deep Run	MH	Cream Ridge	NJ	243	—	100.0%		100.0%
Driftwood RV Resort & Campground(2)	RV	Clemont	NJ	634	73	100.0%		100.0%
Lake Laurie RV and Camping Resort(2)	RV	Cape May	NJ	407	224	100.0%		100.0%
Long Beach RV Resort & Campground(2)	RV	Barnegat	NJ	173	41	100.0%		100.0%
Seashore Campsites & RV Resort(2)	RV	Cape May	NJ	434	241	100.0%		100.0%
Shady Pines	MH	Galloway Twp.	NJ	39	—	100.0%		100.0%
Shady Pines RV Resort(2)	RV	Galloway Twp.	NJ	57	38	100.0%		100.0%

SUN COMMUNITIES, INC.

Property Name	MH/RV	City	State	MH and Annual RV Sites as of 12/31/2020	Transient RV Sites as of 12/31/2020	Occupancy as of 12/31/2020		Occupancy as of 12/31/2019
New Jersey Total				2,347	813	100.0%		100.0%

New York
Adirondack Gateway RV Resort & Campground(2)	RV	Gansevoort	NY	318	24	100.0%		100.0%
Cherrywood	MH	Clinton	NY	176	—	83.5%		80.7%
Jellystone Park™ at Birchwood Acres	MH	Greenfield Park	NY	1	—	100.0%		100.0%
Jellystone Park™ at Birchwood Acres RV Resort(2)	RV	Greenfield Park	NY	111	193	100.0%		100.0%
Jellystone Park™ at Gardiner(2)	RV	Gardiner	NY	—	338	N/A		N/A
Jellystone Park™ of Western New York(2)	RV	North Java	NY	19	340	100.0%		100.0%
Kittatinny Campground & RV Resort(2)	RV	Barryville	NY	—	527	N/A		N/A	(4)
Parkside Village	MH	Cheektowaga	NY	156	—	100.0%		100.0%
Sky Harbor	MH	Cheektowaga	NY	522	—	98.1%		98.3%
The Villas at Calla Pointe	MH	Cheektowaga	NY	116	—	100.0%		100.0%
New York Total				1,419	1,422	97.3%		96.9%

OTHER
Pandion Ridge RV Resort(2)	RV	Orange Beach	AL	—	142	N/A		N/A
High Point Park	MH	Frederica	DE	409	—	99.3%		97.3%
Leisure Point Resort	MH	Millsboro	DE	202	—	90.6%		90.0%
Leisure Point RV Resort(2)	RV	Millsboro	DE	293	7	100.0%		100.0%
Massey’s Landing RV Resort(2)	RV	Millsboro	DE	—	291	N/A		N/A
Sea Air Village	MH	Rehoboth Beach	DE	373	—	99.2%		99.2%
Sea Air Village RV Resort(2)	RV	Rehoboth Beach	DE	116	18	100.0%		100.0%
Countryside Village of Atlanta	MH	Lawrenceville	GA	261	—	99.6%		100.0%
Countryside Village of Gwinnett	MH	Buford	GA	331	—	99.7%		99.1%
Countryside Village of Lake Lanier	MH	Buford	GA	548	—	99.1%		99.8%
Wymberly	MH	Martinez	GA	215	—	100.0%		99.5%
Autumn Ridge	MH	Ankeny	IA	413	—	98.1%		97.1%
Candlelight Village	MH	Sauk Village	IL	310	—	97.7%		92.2%
Maple Brook	MH	Matteson	IL	441	—	99.8%		99.3%
Oak Ridge	MH	Manteno	IL	426	—	96.0%		95.1%
Sunset Lakes RV Resort(2)	RV	Hillsdale	IL	230	268	100.0%		100.0%
Wildwood Community	MH	Sandwich	IL	476	—	98.9%		98.7%
Reunion Lake RV Resort(2)	RV	Ponchatoula	LA	—	226	N/A		N/A
Campers Haven RV Resort(2)	RV	Dennisport	MA	224	42	100.0%		100.0%
Cape Cod RV Resort(2)	RV	East Falmouth	MA	49	207	100.0%		N/A	(4)
Peter's Pond RV Resort(2)	RV	Sandwich	MA	330	76	100.0%		100.0%
Castaways RV Resort & Campground(2)	RV	Berlin	MD	1	392	100.0%		100.0%
Fort Whaley RV Resort & Campground(2)	RV	Whaleyville	MD	—	210	N/A		N/A
Frontier Town RV Resort & Campground(2)	RV	Berlin	MD	—	685	N/A		N/A
Hyde Park	MH	Easton	MD	240	—	99.2%		98.3%
Jellystone Park™ at Maryland(2)	RV	Williamsport	MD	—	228	N/A		N/A
Southside Landing	MH	Cambridge	MD	96	—	88.5%		81.3%
Southern Hills / Northridge Place	MH	Stewartville	MN	475	—	98.9%		98.5%
Pin Oak Parc	MH	O'Fallon	MO	502	—	98.2%		99.2%
Southfork	MH	Belton	MO	474	—	71.1%		67.7%
Jellystone Park™ at Memphis(2)	RV	Horn Lake	MS	—	155	N/A		N/A
Coastal Estates	MH	Hampstead	NC	154	—	65.6%	(1)	100.0%
Fort Tatham RV Resort & Campground(2)	RV	Sylva	NC	54	36	100.0%		100.0%
Glen Laurel	MH	Concord	NC	260	—	100.0%		100.0%
Jellystone Park™ at Golden Valley(2)	RV	Bostic	NC	—	258	N/A		N/A

SUN COMMUNITIES, INC.

Property Name	MH/RV	City	State	MH and Annual RV Sites as of 12/31/2020	Transient RV Sites as of 12/31/2020	Occupancy as of 12/31/2020		Occupancy as of 12/31/2019
Meadowbrook	MH	Charlotte	NC	321	—	99.7%		100.0%
Sun Villa Estates	MH	Reno	NV	324	—	100.0%		99.7%
Country Village Estates	MH	Oregon City	OR	518	—	99.8%		99.8%
Crown Villa RV Resort	RV	Bend	OR	—	123	N/A		N/A	(4)
Forest Meadows	MH	Philomath	OR	75	—	100.0%		100.0%
Oceanside RV Resort & Campground(2)	RV	Coos Bay	OR	—	86	N/A		N/A
Woodland Park Estates	MH	Eugene	OR	398	—	100.0%		100.0%
Countryside Estates	MH	Mckean	PA	304	—	96.4%		95.4%
Jellystone Park™ at Quarryville(2)	RV	Quarryville	PA	—	256	N/A		N/A
River Beach Campsites & RV(2)	RV	Milford	PA	—	—	N/A		N/A	(4)
Lake in Wood RV Resort(2)	RV	Narvon	PA	278	144	100.0%		100.0%
Pheasant Ridge	MH	Lancaster	PA	553	—	100.0%		100.0%
Carolina Pines RV Resort(2)	RV	Conway	SC	149	562	100.0%		100.0%
Country Lakes	MH	Little River	SC	136	—	95.6%		95.6%
Crossroads	MH	Aiken	SC	171	—	60.8%	(1)	25.7%	(1)
Crossroads RV Resort(2)	RV	Aiken	SC	22	—	100.0%		100.0%
Lakeside Crossing	MH	Conway	SC	690	—	82.9%	(1)	76.6%	(1)
Ocean Pines	MH	Garden City	SC	579	—	99.5%		99.5%
Southern Palms	MH	Ladson	SC	194	—	100.0%		100.0%
Bell Crossing	MH	Clarksville	TN	237	—	99.6%		98.7%
Sun Outdoors Sevierville Pigeon Forge(2)	RV	Sevierville	TN	70	238	100.0%		N/A
Archview RV Resort & Campground(2)	RV	Moab	UT	—	113	N/A		N/A
Canyonlands RV Resort & Campground(2)	RV	Moab	UT	—	131	N/A		N/A
Moab Valley RV Resort & Campground(2)	RV	Moab	UT	—	131	N/A		N/A
Pony Express RV Resort & Campground(2)	RV	North Salt Lake	UT	—	185	N/A		N/A
Slickrock RV Resort & Campground(2)	RV	Moab	UT	—	190	N/A		N/A
Chincoteague Island KOA RV Resort(3)	RV	Chincoteague	VA	—	—	N/A		N/A
Gwynn's Island RV Resort & Campground(2)	RV	Gwynn	VA	106	23	100.0%		100.0%
Jellystone Park™ at Luray(2)	RV	East Luray	VA	—	255	N/A		N/A
Jellystone Park™ at Natural Bridge(2)	RV	Natural Bridge Station	VA	62	237	100.0%		N/A	(4)
New Point RV Resort(2)	RV	New Point	VA	292	32	100.0%		100.0%
Pine Ridge	MH	Prince George	VA	376	—	98.9%		90.2%	(1)
Shenandoah Acres Family Campground(2)	RV	Stuarts Draft	VA	302	190	100.0%		N/A	(4)
Sunset Beach RV Resort(3)	RV	Cape Charles	VA	—	—	N/A		N/A
Gig Harbor RV Resort(2)	RV	Gig Harbor	WA	—	112	N/A		N/A	(4)
Thunderhill Estates	MH	Sturgeon Bay	WI	266	—	97.0%		98.5%
Westward Ho RV Resort & Campground(2)	RV	Glenbeulah	WI	223	99	100.0%		100.0%
Other Total				14,549	6,348	96.5%		95.3%

US TOTAL / AVERAGE				120,162	24,077	97.3%		96.3%

CANADA
Arran Lake RV Resort & Campground(2)	RV	Allenford	ON	178	11	100.0%		100.0%
Craigleith RV Resort & Campground(2)	RV	Clarksburg	ON	82	29	100.0%		100.0%
Deer Lake RV Resort & Campground(2)	RV	Huntsville	ON	198	43	100.0%		100.0%
Grand Oaks RV Resort & Campground(2)	RV	Cayuga	ON	237	42	100.0%		100.0%
Gulliver's Lake RV Resort & Campground(2)	RV	Millgrove	ON	198	—	100.0%		100.0%
Hidden Valley RV Resort & Campground(2)	RV	Normandale	ON	206	39	100.0%		100.0%
Lafontaine RV Resort & Campground(2)	RV	Tiny	ON	215	48	100.0%		100.0%
Lake Avenue RV Resort & Campground(2)	RV	Cherry Valley	ON	125	11	100.0%		100.0%

SUN COMMUNITIES, INC.

Property Name	MH/RV	City	State	MH and Annual RV Sites as of 12/31/2020	Transient RV Sites as of 12/31/2020	Occupancy as of 12/31/2020	Occupancy as of 12/31/2019
Pickerel Park RV Resort & Campground(2)	RV	Napanee	ON	146	63	100.0%	100.0%
Sherkston Shores Beach Resort & Campground(2)	RV	Sherkston	ON	1,491	375	100.0%	100.0%
Silver Birches RV Resort & Campground(2)	RV	Lambton Shores	ON	137	25	100.0%	100.0%
Trailside RV Resort & Campground(2)	RV	Seguin	ON	205	32	100.0%	100.0%
Willow Lake RV Resort & Campground(2)	RV	Scotland	ON	370	3	100.0%	100.0%
Willowood RV Resort & Campground(2)	RV	Amherstburg	ON	117	210	100.0%	100.0%
Woodland Lake RV Resort & Campground(2)	RV	Bornholm	ON	185	35	100.0%	100.0%
CANADA TOTAL / AVERAGE				4,090	966	100.0%	100.0%

COMPANY TOTAL / AVERAGE				124,252	25,043	97.3%	96.4%
(1) Occupancy in these properties reflects the fact that these properties are in a lease-up phase following an expansion, redevelopment or initial construction.
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
(4) No occupancy in these properties for the year ended December 31, 2019 as properties were acquired during the year ended December 31, 2020.
(5) Occupancy in these properties at December 31, 2020 reflects the redevelopment following asset impairments resulting from Hurricane Irma in September 2017.

SUN COMMUNITIES, INC.
The following tables set forth certain information relating to our Safe Harbor branded marinas as of December 31, 2020.

Marina Property Name	City	State	Wet Slips and Dry Storage Spaces as of 12/31/2020
UNITED STATES
NORTHEAST
Connecticut
Bruce & Johnsons	Branford	CT	663
Dauntless(1)	Essex	CT	335
Dauntless Shipyard(1)	Essex	CT	—
Deep River	Deep River	CT	305
Essex Island(1)	Essex	CT	—
Ferry Point	Old Saybrook	CT	137
Harbor House(2)	Stamford	CT	—
Mystic	Mystic	CT	254
Pilots Point	Westbrook	CT	873
Stratford	Stratford	CT	183
Yacht Haven(2)	Stamford	CT	504
Connecticut Total			3,254

Rhode Island
Cove Haven	Barrington	RI	340
Cowesett	Warwick	RI	706
Greenwich Bay	Warwick	RI	511
Island Park(3)	Portsmouth	RI	—
Jamestown Boatyard	Jamestown	RI	87
New England Boatworks	Portsmouth	RI	294
Newport Shipyard	Newport	RI	45
Sakonnet(3)	Portsmouth	RI	369
Silver Spring	South Kingstown	RI	86
Wickford(4)	North Kingstown	RI	—
Wickford Cove(4)	North Kingstown	RI	252
Rhode Island Total			2,690

New York
Capri	Port Washington	NY	332
Gaines	Rouses Point	NY	281
Glen Cove	Glen Cove	NY	497
Greenport(5)	Greenport	NY	381
Haverstraw	West Haverstraw	NY	873
Post Road	Mamaroneck	NY	49
Stirling(5)	Greenport	NY	—
Willsboro Bay	Willsboro	NY	207
New York Total			2,620

Massachusetts
Fiddler's Cove	North Falmouth	MA	227
Green Harbor	Marshfield	MA	202
Hawthorne Cove	Salem	MA	364
Marina Bay	Quincy	MA	678
Onset Bay	Buzzards Bay	MA	230
Plymouth	Plymouth	MA	186
Sunset Bay	Hull	MA	306

SUN COMMUNITIES, INC.

Marina Property Name	City	State	Wet Slips and Dry Storage Spaces as of 12/31/2020
Massachusetts Total			2,193

Maryland
Annapolis	Annapolis	MD	184
Bohemia Vista	Chesapeake Bay	MD	127
Carroll Island	Baltimore	MD	380
Great Oak Landing	Chestertown	MD	427
Hacks Point	Earleville	MD	85
Narrows Point	Grasonville	MD	503
Oxford	Oxford	MD	136
Zahnisers	Solomons	MD	227
Maryland Total			2,069

New Jersey
Crystal Point	Point Pleasant	NJ	157
Manasquan River	Brick Township	NJ	235
New Jersey Total			392

Maine
Great Island	Harpswell	ME	330
Rockland	Rockland	ME	173
Maine Total			503

Vermont
Shelburne Shipyard	Shelburne	VT	116
Vermont Total			116

SOUTH
Georgia
Aqualand	Flowery Branch	GA	1,610
Bahia Bleu	Thunderbolt	GA	263
Hideaway Bay	Flowery Branch	GA	628
Trade Winds	Appling	GA	333
Georgia Total			2,834

Kentucky
Beaver Creek	Monticello	KY	257
Burnside	Somerset	KY	344
Grider Hill	Albany	KY	810
Jamestown	Jamestown	KY	694
Wisdom Dock	Albany	KY	290
Kentucky Total			2,395

Texas
Emerald Point	Austin	TX	519
Pier 121	Lewisville	TX	1,310
Walden	Montgomery	TX	353
Texas Total			2,182

Arkansas
Brady Mountain	Royal	AR	578

SUN COMMUNITIES, INC.

Marina Property Name	City	State	Wet Slips and Dry Storage Spaces as of 12/31/2020
Arkansas Total			578

Tennessee
Eagle Cove	Byrdstown	TN	69
Holly Creek	Celina	TN	297
Tennessee Total			366

Mississippi
Aqua Yacht	Iuka	MS	432
Mississippi Total			432

Alabama
Sportsman	Orange Beach	AL	697
Alabama Total			697

Oklahoma
Harbors View	Afton	OK	132
Oklahoma Total			132

SOUTHEAST
Florida
Burnt Store	Punta Gorda	FL	697
Calusa Island	Goodland	FL	548
Cape Harbour	Cape Coral	FL	231
Harbortown	Fort Pierce	FL	354
New Port Cove	Riviera Beach	FL	328
North Palm Beach	North Palm Beach	FL	101
Old Port Cove	North Palm Beach	FL	210
Pier 77	Bradenton	FL	185
Pineland	Bokeelia	FL	241
Regatta Pointe	Palmetto	FL	348
Riviera Beach	Riviera Beach	FL	8
Siesta Key	Sarasota	FL	252
South Fork(6)	Fort Lauderdale	FL	—
West Palm Beach	West Palm Beach	FL	70
Florida Total			3,573

South Carolina
Beaufort	Beaufort	SC	120
Bristol	Charleston	SC	146
Charleston City	Charleston	SC	255
City Boatyard	Charleston	SC	194
Port Royal	Port Royal	SC	161
Reserve Harbor	Pawleys Island	SC	228
Skull Creek	Hilton Head	SC	184
South Carolina Total			1,288

North Carolina
Kings Point	Cornelius	NC	785
Peninsula Yacht Club	Cornelius	NC	403
Skippers Landing	Troutman	NC	440

SUN COMMUNITIES, INC.

Marina Property Name	City	State	Wet Slips and Dry Storage Spaces as of 12/31/2020
South Harbour Village	Southport	NC	124
Westport	Denver	NC	628
North Carolina Total			2,380

MIDWEST
Michigan
Belle Maer	Harrison Township	MI	723
Grand Isle	Grand Haven	MI	763
Great Lakes	Muskegon	MI	648
Jefferson Beach	St. Clair Shores	MI	1,368
Toledo Beach	La Salle Township	MI	966
Michigan Total			4,468

Ohio
Lakefront	Port Clinton	OH	623
Sandusky	Sandusky	OH	793
Ohio Total			1,416

SOUTHWEST
California
Anacapa Isle	Oxnard	CA	453
Ballena Isle	Alameda	CA	356
Emeryville	Emeryville	CA	432
Loch Lomond	San Rafael	CA	525
Ventura Isle	Ventura	CA	537
California Total			2,303

US TOTAL / AVERAGE			38,881

(1) Wet slips and dry storage spaces from Dauntless Shipyard and Essex Island are grouped into Dauntless.
(2) Wet slips and dry storage spaces from Harbor House are grouped into Yacht Haven.
(3) Wet slips and dry storage spaces from Island Park are grouped into Sakonnet.
(4) Wet slips and dry storage spaces from Wickford are grouped into Wickford Cove.
(5) Wet slips and dry storage spaces from Stirling are grouped into Greenport.
(6) Property currently under development.

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

None.

SUN COMMUNITIES, INC.
PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the NYSE since December 8, 1993, and traded under the symbol “SUI.” On February 11, 2021, the closing share price of our common stock was $147.19 per share on the NYSE, and there were 278 holders of record for the 107,616,246 outstanding shares of common stock.

On February 11, 2021, the following OP units of the Operating Partnership were outstanding:

OP Units	OP Units Issued and Outstanding	Exchangeable Shares of Common Stock
Aspen preferred OP units	1,283,819	407,840
Series A-1 preferred OP units	294,734	718,863
Series C preferred OP units	306,303	339,996
Series D preferred OP units	488,958	391,166
Series E preferred OP units	90,000	62,069
Series F preferred OP units	90,000	56,250
Series G preferred OP units	240,710	155,297
Series H preferred OP units	581,407	354,516
Series I preferred OP units	922,000	562,195
Series A-3 preferred OP units	40,268	74,917
Common OP units	2,589,760	2,589,760
Total	6,927,959	5,712,869

We have historically paid regular quarterly distributions to holders of our common stock and common OP units. In addition, we are obligated to make distributions to holders of shares of Aspen preferred OP units, Series A-1 preferred OP units, Series C preferred OP units, Series D preferred OP units, Series E preferred OP units, Series F preferred OP units, Series G preferred OP units, Series H preferred OP units, Series I preferred OP units, and Series A-3 preferred OP units. See “Structure of the Company” under Part I, Item 1 of this Annual Report on Form 10-K. Our ability to make distributions on our common stock and preferred OP units, payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. The decision to declare and pay distributions on shares of our common stock and common OP units in the future, as well as the timing, amount, and composition of any such future distributions, will be at the sole discretion of our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions, general overall economic conditions and other factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table reflects information about the securities authorized for issuance under our equity compensation plans as of December 31, 2020:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,500	$37.35	909,085
Equity compensation plans not approved by stockholders	—	—	—
Total	1,500	—	909,085

SUN COMMUNITIES, INC.
Recent Sales of Unregistered Securities

From time to time, we may issue shares of common stock in exchange for OP units that may be tendered to the Operating Partnership for redemption in accordance with the terms and provisions of the limited partnership agreement of the Operating Partnership. Such shares are issued based on the exchange ratios and formulas described in “Structure of the Company” under Part I, Item 1 of this Annual Report on Form 10-K. Below is the activity of conversions for the quarter and year ended December 31, 2020:

		Three Months Ended December 31, 2020		Year Ended December 31, 2020
OP Units	Conversion Rate	Units / Shares	Common Stock	Units / Shares	Common Stock
Common OP units	1.0000	51,959	51,959	81,845	81,845
Series A-1 preferred OP units	2.4390	3,886	9,478	14,500	35,359
Series C preferred OP units	1.1100	2,636	2,926	4,121	4,573

All of the securities described above were issued in private placements in reliance on Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder, based on certain investment representations made by the parties to whom the securities were issued. No underwriters were used in connection with any of such issuances.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of a broad market index composed of all issuers listed on the NYSE and an industry index comprised of 13 publicly traded REITs, for the five year period ending on December 31, 2020. This line graph assumes a $100 investment on December 31, 2015, a reinvestment of distributions and actual increase of the market value of our common stock relative to an initial investment of $100. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

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

SUN COMMUNITIES, INC.

Sun Communities, Inc.

Total Return Performance
Sun Communities, Inc.
SNL U.S. REIT Residential Index
NYSE Composite Index
Peer Group
Index Value
300
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Year Ended
Index	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Sun Communities, Inc.	$100.00	$115.79	$144.67	$163.33	$246.48	$255.31
SNL U.S. REIT Residential Index	$100.00	$104.99	$114.20	$116.24	$148.35	$131.90
NYSE Composite Index	$100.00	$111.94	$132.90	$121.01	$151.87	$162.49
SUI Peer Group (1)	$100.00	$101.69	$108.03	$107.07	$133.81	$121.69
(1)SUI peer group includes: American Campus Communities, Inc., Apartment Investment and Management Company, AvalonBay Communities, Inc., Camden Property Trust, CubeSmart, Equity Lifestyles Properties, Inc., Essex Property Trust, Inc., Extra Space Storage Inc., Federal Realty Investment Trust, Invitation Homes, Inc., Mid-America Apartment Communities, Inc., The Macerich Company, and UDR, Inc.

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

	Year Ended
	December 31, 2020	December 31, 2019(1)	December 31, 2018(1)	December 31, 2017(1)	December 31, 2016(1)
	(In thousands, except for share related data)
Financial Information
Total revenues	$1,398,347	$1,264,037	$1,126,825	$982,570	$833,778
Net income	$147,451	$177,379	$120,158	$81,819	$31,471
Net income attributable to Sun Communities Inc. common stockholders	$131,614	$160,265	$105,493	$65,021	$17,369
Basic earnings per share	$1.34	$1.80	$1.29	$0.85	$0.27
Diluted earnings per share	$1.34	$1.80	$1.29	$0.85	$0.26

Cash distributions declared per common share	$3.16	$3.00	$2.84	$2.68	$2.60

FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities	$489,668	$440,687	$385,615	$320,119	$225,653
Core FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities	$515,560	$456,932	$394,369	$337,384	$266,131
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per share - fully diluted	$4.83	$4.75	$4.48	$3.95	$3.22
Core FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per share - fully diluted	$5.09	$4.92	$4.58	$4.17	$3.79

Balance Sheets
Total assets	$11,206,586	$7,802,060	$6,710,026	$6,111,957	$5,870,776
Total debt	$4,757,076	$3,434,402	$3,124,303	$3,079,238	$3,110,042
Total liabilities	$5,314,879	$3,848,104	$3,479,112	$3,405,204	$3,441,605
(1)Financial information has been revised to reflect certain reclassifications in prior periods to conform to current period presentation.

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

OVERVIEW
We are a fully integrated, self-administered and self-managed REIT. As of December 31, 2020, we owned and operated or held an interest in a portfolio of 552 developed properties located in 39 states throughout the United States and one province in Canada, including 276 MH communities, 136 RV resorts, 34 properties containing both MH and RV sites, and 106 marinas. We have been in the business of acquiring, operating, developing, and expanding MH communities and RV resorts since 1975, and marinas since 2020. We lease individual sites with utility access for placement of manufactured homes, RVs or boats to our customers. We are also engaged through SHS in the marketing, selling, and leasing of new and pre-owned homes to current and future residents in our communities. The operations of SHS support and enhance our occupancy levels, property performance and cash flows.

COVID-19 IMPACT

The execution of our operational and financial plans has helped to mitigate the impact of COVID-19 on our business. As of December 31, 2020, only certain properties in California were subject to COVID-19 operating restrictions.

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

We are experiencing more traffic at our properties as would be expected with the lifting of shelter-in-place mandates and other travel restrictions and are receiving more applications to live in our MH communities than in the prior year. Demand for short term RV sites has increased as travelers seek drive-to vacation destinations where they have more control over their personal accommodations and are able to enjoy outdoor, socially distanced activities.

We provided a temporary hardship program to those residents who have been economically disadvantaged as a result of COVID-19 for the months of April and May. This hardship program deferred the payment of April and May rent over 12 months, with collections commencing on July 1, 2020. When the program ended in June, we had provided deferred relief of $4.4 million to approximately 4.0 percent of residents in our communities, including owner occupied sites and rental home sites. We accounted for these lease concessions consistent with ASC 842 as if those concessions had already existed in the lease, recognizing rental income and increasing resident lease receivables as the payments accrue. The deferrals impacted the timing, not the overall amount of lease payments due.

We halted increases to our monthly rental rates for a period of time but have resumed our rent increase process.

We remain committed to assisting individuals who are in the process of leasing a site, a wet slip, a dry storage space, or purchasing a home, while maintaining health and safety protocols including following strict social distancing. Virtual viewings of homes are being utilized to avoid or minimize contact.

The extent to which the COVID-19 pandemic impacts our operations, financial condition and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The uncertainty of this situation precludes any prediction as to the full impact of the COVID-19 pandemic.

SUN COMMUNITIES, INC.
EXECUTIVE SUMMARY

2020 General Overview

•Total revenues for 2020 increased 10.6 percent to $1.4 billion.
•In October 2020, we acquired Safe Harbor for $2.0 billion, our largest acquisition to date. The Safe Harbor portfolio was comprised of 99 properties located in prime coastal markets with over 38,800 total wet slips and dry storage spaces.
•Including Safe Harbor, we acquired 130 properties, totaling over 45,800 MH and RV sites and marina wet slips and dry storage spaces for a total purchase price of $3.0 billion.
•Core FFO for 2020 was $5.09 per diluted share and OP unit, an increase of 3.5 percent over 2019.
•Achieved Same Community NOI growth of 4.0 percent.
•Attained Same Community occupancy of 98.8 percent.
•Gained 2,505 revenue producing sites.
•Brokered homes sales increased by 14.6 percent to 2,557 in 2020 as compared to 2,231 in 2019.
•Achieved 1-year, 3-year and 5-year total shareholder return of 3.6 percent, 76.5 percent and 155.1 percent, respectively, outperforming the MSCI US REIT, Russell 1000, U.S. REIT Residential, and S&P 500 indexes.
•Delivered over 300 total expansion sites in eight MH and RV properties.
•Completed the construction of over 1,000 total sites at four ground-up developments and one re-development property.
•Closed two underwritten registered public offerings for proceeds net of offering related expenses totaling approximately $1.9 billion.
•Our successful execution of our operational and financial plans has helped us mitigate the impact of COVID-19.

Property Operations

Occupancy in our MH and annual RV properties, as well as our ability to increase rental rates, directly affect revenues. Our revenue streams are predominantly derived from customers renting our sites on a long-term basis. Our Same Community properties continue to achieve revenue and occupancy increases which drive continued NOI growth. We continue to sell homes at a high level in our communities and expect this trend to continue.

	Year Ended
Portfolio Information:	December 31, 2020	December 31, 2019	December 31, 2018
Occupancy % - Total Portfolio - MH and Annual RV blended(1)	98.3%	98.3%	96.1%
Occupancy % - Same Community - MH and Annual RV blended(1)(2)(3)	98.8%	98.4%	98.0%
Core FFO	$5.09	$4.92	$4.58
NOI - Total Portfolio (in thousands)	$649,233	$586,649	$524,178
NOI - Same Community (in thousands)	$592,772	$551,492	$512,357
Homes Sold	2,866	3,439	3,629
Number of Occupied Rental Homes	11,752	11,325	10,994
(1)  Occupancy percent includes annual RV sites and excludes transient RV sites.
(2) Occupancy percent excludes recently completed but vacant expansion sites.
(3) Same community is based on the as reported year end same community count for each respective year.

SUN COMMUNITIES, INC.
Acquisition Activity

During the past three years, we have completed acquisitions of over 190 properties with over 24,200 sites and over 38,800 wet slips and dry storage spaces located in high growth areas and retirement and vacation destinations such as California, Florida, Texas, Arizona and the Eastern United States coastal areas.

During 2020, we acquired 24(1) MH communities and RV resorts, and 106(1) marinas, as detailed below:

MH & RV Property Name	Property Type	Sites	Development Sites	State	Month Acquired
Cape Cod	RV	230	—	MA	January
Jellystone Natural Bridge	RV	299	—	VA	February
Forest Springs	MH	372	—	CA	May
Crown Villa	RV	123	—	OR	June
Flamingo Lake	RV	421	—	FL	July
Woodsmoke	RV	300	—	FL	September
Jellystone Lone Star	RV	344	—	TX	September
El Capitan & Ocean Mesa	RV	266	109	CA	September
Highland Green Estates & Troy Villa	MH	1,162	—	MI	September
Gig Harbor	RV	115	—	WA	November
Maine MH Portfolio	MH	1,083	—	ME	November
Mouse Mountain	MH / RV	304	—	FL	December
Lakeview Mobile Estates	MH	296	—	CA	December
Shenandoah Acres	RV	522	—	VA	December
Jellystone at Barton Lake	RV	555	—	IN	December
Kittatinny Portfolio	RV	527	—	NY & PA	December
	Total	6,919	109

Marina Property Name	Property Type	Wet Slips & Dry Storage	State	Month Acquired
Safe Harbor Marinas	Marina	37,305	Various	October
Safe Harbor Hideaway Bay	Marina	628	GA	November
Safe Harbor Anacapa Isle	Marina	453	CA	December
Annapolis	Marina	184	MD	December
Wickford	Marina	60	RI	December
Rybovich Portfolio	Marina	78	FL	December
Rockland	Marina	173	ME	December
		38,881
(1) Refer to Note 3, “Real Estate Acquisitions and Dispositions,” for information on the acquisition of the Southfield office space not included in the table above, and additional detail on the acquisition of MH, RV and marina.

Disposition Activity

On July 1, 2020, we sold a manufactured home community located in Montana, containing 226 sites, for $12.6 million. The gain from the sale of the property was $5.6 million.

Construction Activity

There are 10,025 additional MH and RV sites suitable for development. In 2021, we expect to construct and expand between 1,150 - 1,600 additional sites.

Ground-up Developments - During the year ended December 31, 2020, we constructed over 1,000 total sites at four ground-up development properties and one re-development located in Colorado, North Carolina and South Carolina.

SUN COMMUNITIES, INC.
Expansions - We have been focused on expansion opportunities adjacent to our existing properties, and we have developed over 2,800 sites within the past three years. We have expanded over 300 total sites at eight MH and RV properties in 2020. We continue to expand our properties utilizing our inventory of owned and entitled land (approximately 10,000 sites available for development in 82 communities).

Markets

Our MH and RV properties are largely concentrated in Florida, Michigan, Texas and California. We have expanded our market share in multiple states through recent acquisitions and increased our property holdings in high growth areas of the U.S. including retirement and vacation destinations.

We have also experienced strong revenue growth through recent acquisitions of RV resorts. The age demographic of RV resorts is attractive, as the population of retirement age baby boomers in the U.S. is growing. RV resorts have become a trending vacation opportunity not only for the retiree population, but as an affordable vacation alternative for families and millennials.

The following table identifies our MH and RV markets by total sites:

	December 31, 2020			December 31, 2019
Major Market	Number of Properties	Total Sites	% of Total Sites	Number of Properties	Total Sites	% of Total Sites
Florida	128	45,814	30.7%	125	44,695	31.6%
Michigan	74	29,632	19.8%	72	28,475	20.2%
Texas	24	9,576	6.4%	23	9,238	6.5%
California	35	8,906	6.0%	31	7,933	5.6%
Arizona	14	5,660	3.8%	13	5,660	4.0%
New York	9	2,841	1.9%	8	2,314	1.6%
Connecticut	16	2,005	1.3%	16	2,005	1.4%
Ontario, Canada	15	5,056	3.4%	15	4,970	3.5%
Ohio	9	2,925	2.0%	9	2,920	2.1%
Indiana	12	4,176	2.8%	11	3,621	2.6%
Georgia	4	1,355	0.9%	4	1,355	1.0%
Maryland	6	1,852	1.2%	6	1,825	1.3%
South Carolina	6	2,503	1.7%	6	2,285	1.6%
New Jersey	8	3,160	2.1%	8	3,159	2.2%
North Carolina	5	1,083	0.7%	5	954	0.7%
Colorado	10	3,415	2.3%	10	2,714	1.9%
Maine	13	2,995	2.0%	7	1,911	1.4%
Massachusetts	3	928	0.6%	2	671	0.5%
New Hampshire	10	2,237	1.5%	10	2,236	1.6%
Illinois	5	2,151	1.4%	5	2,150	1.5%
Virginia	8	1,875	1.3%	6	1,084	0.8%
Delaware	4	1,709	1.1%	4	1,709	1.2%
Pennsylvania	5	1,535	1.0%	4	1,534	1.1%
Tennessee	2	545	0.4%	3	700	0.5%
Oregon	5	1,200	0.8%	4	1,077	0.8%
Missouri	2	976	0.7%	2	976	0.7%
Alabama	1	142	0.1%	1	142	0.1%
Utah	5	750	0.5%	5	753	0.5%
Wisconsin	2	588	0.4%	2	588	0.4%
Minnesota	1	475	0.3%	1	475	0.3%

SUN COMMUNITIES, INC.

	December 31, 2020			December 31, 2019
Major Market	Number of Properties	Total Sites	% of Total Sites	Number of Properties	Total Sites	% of Total Sites
Mississippi	1	155	0.1%	N/A	N/A	N/A
Iowa	1	413	0.3%	1	413	0.3%
Nevada	1	324	0.2%	1	324	0.2%
Louisiana	1	226	0.2%	1	201	0.1%
Washington	1	112	0.1%	N/A	N/A	N/A
Montana	—	—	—%	1	226	0.2%
	446	149,295		422	141,293

Our marinas are largely concentrated in Florida, Connecticut, Rhode Island and New York.

The following table identifies our marina markets by total wet slips and dry storage spaces:

	December 31, 2020
Major Market	Number of Properties	Wet Slips	Dry Storage	Total Wet Slips / Dry Storages	% Wet Slips / Dry Storages
Florida	14	1,936	1,637	3,573	9.2%
Connecticut	11	3,254	—	3,254	8.4%
Rhode Island	11	2,690	—	2,690	6.9%
New York	8	2,556	64	2,620	6.7%
Maryland	8	1,881	188	2,069	5.3%
Other	54	17,213	7,462	24,675	63.5%
	106	29,530	9,351	38,881

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

FFO is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as GAAP net income (loss), excluding gains (or losses) from sales of depreciable operating property, plus real estate related depreciation and amortization, real estate related impairments, and after adjustments for unconsolidated partnerships and joint ventures. FFO is a non-GAAP financial measure that management believes is a useful supplemental measure of our operating performance. By excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not readily apparent from GAAP net income (loss). Management believes the use of FFO has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. We also use FFO excluding certain gain and loss items that management considers unrelated to the operational and financial performance of our core business (“Core FFO”). We believe that Core FFO provides enhanced comparability for investor evaluations of period-over-period results.

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

SUN COMMUNITIES, INC.
RESULTS OF OPERATIONS

We report operating results under two segments: Real Property Operations and Home Sales and Rentals. The Real Property Operations segment owns, operates, develops, or has an interest in, a portfolio of MH communities, RV resorts and marinas throughout the U.S. and in Canada, and is in the business of acquiring, operating, and expanding MH communities, RV resorts and marinas. The Home Sales and Rentals segment offers MH and RV park model sales and leasing services to tenants and prospective tenants of our communities. We evaluate segment operating performance based on NOI and gross profit. Refer to Note 11, “Segment Reporting,” in our accompanying Consolidated Financial Statements for additional information.

Summary Statements of Operations

The following tables reconcile the Net income attributable to Sun Communities, Inc. common stockholders to NOI and summarize our consolidated financial results for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Net Income Attributable to Sun Communities, Inc. Common Stockholders	$131,614	$160,265	$105,493
Interest income	(10,119)	(17,857)	(20,852)
Brokerage commissions and other revenues, net	(17,230)	(14,127)	(6,205)
Home selling expenses	15,134	14,690	15,722
General and administrative expenses	111,288	93,964	81,429
Catastrophic weather-related charges, net	885	1,737	92
Business combination expense	23,008	—	—
Depreciation and amortization	376,876	328,067	287,262
Loss on extinguishment of debt (see Note 8)	5,209	16,505	1,190
Interest expense	129,071	133,153	130,556
Interest on mandatorily redeemable preferred OP units / equity	4,177	4,698	3,694
(Gain) / loss on remeasurement of marketable securities	(6,129)	(34,240)	3,639
(Gain) / loss on foreign currency translation	(8,039)	(4,557)	8,234
Gain on disposition of property	(5,595)	—	—
Other (income) / expense, net	3,768	1,100	(1,781)
Loss on remeasurement of notes receivable (see Note 4)	3,275	—	—
Income from nonconsolidated affiliates (see Note 6)	(1,740)	(1,374)	(790)
Loss on remeasurement of investment in nonconsolidated affiliates (see Note 6)	1,608	—	—
Current tax expense (see Note 12)	790	1,095	595
Deferred tax benefit (see Note 12)	(1,565)	(222)	(507)
Preferred return to preferred OP units / equity	6,935	6,058	4,486
Income attributable to noncontrolling interests	8,902	9,768	8,443
Preferred stock distribution	—	1,288	1,736
NOI / Gross Profit	$772,123	$700,011	$622,436

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Real Property NOI	$649,233	$586,649	$524,178
Home Sales NOI / Gross Profit	43,815	47,579	42,698
Rental Program NOI	115,283	104,382	95,968
Ancillary NOI / Gross Profit	38,615	30,206	25,207
Site rent from Rental Program (included in Real Property NOI)(1)	(74,823)	(68,805)	(65,615)
NOI / Gross Profit	$772,123	$700,011	$622,436
(1) The renter’s monthly payment includes the site rent and an amount attributable to the home lease. The site rent is reflected in Real Property Operations’ segment revenue. For purposes of management analysis, site rent is included in Rental Program revenue to evaluate the incremental revenue gains associated with the implementation of the Rental Program, and to assess the overall growth and performance of the Rental Program and the financial impact on our operations.

SUN COMMUNITIES, INC.
Comparison of the Years Ended December 31, 2020, 2019 and 2018

Real Property Operations - Total Portfolio

The following tables reflect certain financial and other information for our Total Portfolio as of and for the years ended December 31, 2020, 2019 and 2018:

	Year Ended				Year Ended
Financial Information (in thousands)	December 31, 2020	December 31, 2019 (1)	Change	% Change	December 31, 2019 (1)	December 31, 2018 (1)	Change	% Change
Income from real property	$1,030,636	$914,907	$115,729	12.6%	$914,907	$816,830	$98,077	12.0%
Property operating expenses
Payroll and benefits	101,245	88,085	13,160	14.9%	88,085	74,653	13,432	18.0%
Legal, taxes, and insurance	12,704	10,778	1,926	17.9%	10,778	9,524	1,254	13.2%
Utilities	116,182	101,910	14,272	14.0%	101,910	93,205	8,705	9.3%
Supplies and repairs	39,692	34,663	5,029	14.5%	34,663	28,594	6,069	21.2%
Other(2)	38,974	30,942	8,032	26.0%	30,942	30,121	821	2.7%
Real estate taxes	72,606	61,880	10,726	17.3%	61,880	56,555	5,325	9.4%
Property operating expenses	381,403	328,258	53,145	16.2%	328,258	292,652	35,606	12.2%
Real Property NOI	$649,233	$586,649	$62,584	10.7%	$586,649	$524,178	$62,471	11.9%
(1) Canadian currency figures included within the year ended December 31, 2019 and 2018 have been translated at 2020 and 2019 average exchange rates, respectively.
(2) Includes COVID-19 personal protective equipment expense of $2.9 million for the year ended December 31, 2020.

	As of				As of
Other Information	December 31, 2020	December 31, 2019		Change	December 31, 2019	December 31, 2018		Change
Number of properties(1)	552	422		130	422	371		51

MH occupancy	96.6%				95.5%
RV occupancy(2)	100.0%				100.0%
MH & RV blended occupancy(3)	97.3%	96.4%		0.9%	96.4%	96.1%		0.3%

Adjusted MH occupancy(4)	97.8%				97.8%
Adjusted RV occupancy(5)	100.0%				100.0%
Adjusted MH & RV blended occupancy(6)	98.3%	98.3%		—%	98.3%	98.0%		0.3%

Sites available for MH & RV development	10,025	10,293		(268)	10,293	11,258		(965)

Monthly base rent per site - MH	$588	$571	(8)	$17	$571	$554	(8)	$17
Monthly base rent per site - RV(7)	$513	$486	(8)	$27	$485	$458	(8)	$27
Monthly base rent per site - Total	$571	$552	(8)	$19	$551	$432	(8)	$119
(1) Include MH communities, RV resorts and marinas.
(2)  Occupancy percentages include annual RV sites and exclude transient RV sites.
(3) Occupancy percentages include MH and annual RV sites, and exclude transient RV sites.
(4) Adjusted occupancy percentages include MH and exclude recently completed but vacant expansion sites.
(5) Adjusted occupancy percentages include annual RV sites, and exclude transient RV sites and recently completed but vacant expansion sites.
(6) Adjusted occupancy percentages include MH and annual RV sites, and exclude transient RV sites and recently completed but vacant expansion sites.
(7) Monthly base rent pertains to annual RV sites and excludes transient RV sites.
(8) Canadian currency figures included within the year ended December 31, 2019 and 2018 have been translated at 2020 and 2019 average exchange rates, respectively.

The $62.6 million increase in Real Property NOI from 2019 to 2020 consists of $22.6 million from Same Communities as detailed below and $40.0 million from recently acquired properties in the year ended December 31, 2020 as compared to 2019.

SUN COMMUNITIES, INC.
The $62.5 million increase in Real Property NOI from 2018 to 2019 consists of $37.7 million from Same Communities as detailed below and $24.8 million from recently acquired properties in the years ended December 31, 2019 as compared to 2018.

Real Property Operations - Same Communities

A key management tool used when evaluating performance and growth of our properties is a comparison of Same Communities. Same communities refer to properties that we have owned for at least the preceding year. The Same Community data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations. In order to evaluate the growth of the Same Communities, management has classified certain items differently than our GAAP statements. The reclassification difference between our GAAP statements and our Same Community portfolio is the reclassification of water and sewer revenues from income from real property to utilities. A significant portion of our utility charges are re-billed to our residents. For the years ended December 31, 2020 and 2019, Canadian currency figures included within the year ended December 31, 2019 have been translated at 2020 average exchange rates. For the years ended December 31, 2019 and 2018, Canadian currency figures included within the year ended December 31, 2018 have been translated at 2019 average exchange rates.

	Year Ended				Year Ended
Financial Information (in thousands)	December 31, 2020	December 31, 2019	Change	% Change	December 31, 2019	December 31, 2018	Change	% Change
Income from real property(1)	$876,981	$846,231	$30,750	3.6%	$799,178	$752,324	$46,854	6.2%
Property operating expenses
Payroll and benefits	81,897	82,727	(830)	(1.0)%	72,519	68,630	3,889	5.7%
Legal, taxes, and insurance	10,860	10,351	509	4.9%	9,579	9,212	367	4.0%
Utilities	66,214	63,410	2,804	4.4%	58,044	57,309	735	1.3%
Supplies and repairs (2)	33,616	33,153	463	1.4%	30,025	27,158	2,867	10.6%
Other(3)	27,916	26,738	1,178	4.4%	19,966	20,535	(569)	(2.8)%
Real estate taxes	63,706	59,649	4,057	6.8%	57,553	55,667	1,886	3.4%
Property operating expenses	284,209	276,028	8,181	3.0%	247,686	238,511	9,175	3.8%
Real Property NOI	$592,772	$570,203	$22,569	4.0%	$551,492	$513,813	$37,679	7.3%
(1) We adopted ASC 842, the new lease accounting standard, as of January 1, 2019 which required the reclassification of bad debt expense from Property operating expense to Income from real property. To assist with comparability within Same Community results, bad debt expense has been reclassified to be shown as a reduction of Income from real property for all periods presented.
(2) For the comparative periods December 31, 2020 and 2019, the year ended 2019 excludes less than $0.1 million of expenses incurred for recently acquired properties to bring the properties up to our operating standards. For the comparative periods December 31, 2019 and 2018, the year ended 2018 excludes $0.7 million of expenses incurred for recently acquired properties to bring the properties up to our operating standards. These costs did not meet our capitalization policy.
(3) Includes COVID-19 personal protective equipment expense of $2.4 million for the year ended December 31, 2020.

SUN COMMUNITIES, INC.

	As of				As of
Other Information	December 31, 2020	December 31, 2019		Change	December 31, 2019	December 31, 2018		Change
Number of properties	367	367		—	345	345		—

MH occupancy	97.4%				95.8%
RV occupancy(1)	100.0%				100.0%
MH & RV blended occupancy(2)	98.0%				96.7%

Adjusted MH occupancy(3)	98.5%				97.9%
Adjusted RV occupancy(4)	100.0%				100.0%
Adjusted MH & RV blended occupancy(5)	98.8%	97.0%	(66)	1.8%	98.4%	96.2%	(6)	2.2%

Sites available for development	6,682	6,314		368	6,314	7,348		(1,034)

Monthly base rent per site - MH	$600	$580	(8)	$20	$577	$554	(8)	$23
Monthly base rent per site - RV(7)	$514	$488	(8)	$26	$489	$461	(8)	$28
Monthly base rent per site - Total	$579	$558	(8)	$21	$557	$533	(8)	$24
(1) Occupancy percentages include annual RV sites and exclude transient RV sites.
(2) Occupancy percentages include MH and annual RV sites, and exclude transient RV sites.
(3) Adjusted occupancy percentages include MH and exclude recently completed but vacant expansion sites.
(4) Adjusted occupancy percentages include annual RV sites, and exclude transient RV sites and recently completed but vacant expansion sites.
(5) Adjusted occupancy percentages include MH and annual RV sites, and exclude transient RV sites and recently completed but vacant expansion sites.
(6) The occupancy percentages for 2019 and 2018 have been adjusted to reflect incremental growth period-over-period from filled MH expansion sites and the conversion of transient RV sites to annual RV sites.
(7) Monthly base rent pertains to annual RV sites and excludes transient RV sites.
(8) Canadian currency figures included within the year ended December 31, 2019 and 2018 have been translated at 2020 and 2019 average exchange rates, respectively.

Year ended December 31, 2020 and 2019

The Same Communities data includes all properties which we have owned and operated continuously since January 1, 2019, exclusive of properties recently completed or under construction, and other properties as determined by management. We have reclassified $37.7 million and $34.7 million for the years ended December 31, 2020 and 2019, respectively, from Income form real property to Utilities to reflect the utility expenses associated with our Same Community portfolio net of recovery.

The 4.0 percent growth in NOI is primarily due to increased Income from real property of $30.8 million, or 3.6 percent. The 3.6 percent increase is primarily attributable to a 1.8 percent increase in MH & RV blended occupancy and a 3.8 percent increase in total monthly base rent per site when compared to 2019, offset by discounts and bad debt expense. The increase in Income from real property was partially offset by a $8.2 million, or 3.0 percent, increase in Property operating expenses, primarily attributable to increases in payroll and benefits, supplies and repairs and real estate taxes.

Year ended December 31, 2019 and 2018

The Same Communities data includes all properties which we have owned and operated continuously since January 1, 2018, exclusive of properties recently completed or under construction, and other properties as determined by management. We have reclassified $34.7 million and $32.7 million for the years ended December 31, 2019 and 2018, respectively, from Income from real property to Utilities to reflect the utility expenses associated with our Same Community portfolio net of recovery.

The 7.3 percent growth in NOI is primarily due to increased Income from real property of $46.9 million, or 6.2 percent The 6.2 percent increase is primarily attributable to a 2.2 percent increase in MH & RV blended occupancy and a 4.5 percent increase in total monthly base rent per site when compared to 2018. The increase in Income from real property was partially offset by a $9.2 million, or 3.8 percent, increase in Property operating expenses, primarily attributable to increases in payroll and benefits, supplies and repairs and legal, taxes and insurance expenses.

SUN COMMUNITIES, INC.
Home Sales Summary

We purchase new homes and acquire pre-owned and repossessed manufactured homes, generally located within our communities, from lenders, dealers, and former residents to lease or sell to current and prospective residents.

The following table reflects certain financial and statistical information for our Home Sales Program for the years ended December 31, 2020, 2019 and 2018 (in thousands, except for average selling prices and statistical information):

	Year Ended				Year Ended
Financial Information	December 31, 2020	December 31, 2019	Change	% Change	December 31, 2019	December 31, 2018	Change	% Change
New homes
New home sales	$79,728	$71,760	$7,968	11.1%	$71,760	$59,578	$12,182	20.4%
New home cost of sales	65,533	61,557	3,976	6.5%	61,557	51,913	9,644	18.6%
NOI / Gross Profit – new homes	$14,195	$10,203	$3,992	39.1%	$10,203	$7,665	$2,538	33.1%
Gross margin % – new homes	17.8%	14.2%	3.6%		14.2%	12.9%	1.3%
Average selling price – new homes	$139,874	$125,674	$14,200	11.3%	$125,674	$113,266	$12,408	11.0%

Pre-owned homes
Pre-owned home sales	$95,971	$110,176	$(14,205)	(12.9)%	$110,176	$106,453	$3,723	3.5%
Pre-owned home cost of sales	66,351	72,800	(6,449)	(8.9)%	72,800	71,420	1,380	1.9%
NOI / Gross Profit – pre-owned homes	$29,620	$37,376	$(7,756)	(20.8)%	$37,376	$35,033	$2,343	6.7%
Gross margin % – pre-owned homes	30.9%	33.9%	(3.0)%		33.9%	32.9%	1.0%
Average selling price – pre-owned homes	$41,799	$38,416	$3,383	8.8%	$38,416	$34,306	$4,110	12.0%

Total home sales
Revenue from home sales	$175,699	$181,936	$(6,237)	(3.4)%	$181,936	$166,031	$15,905	9.6%
Cost of home sales	131,884	134,357	(2,473)	(1.8)%	134,357	123,333	11,024	8.9%
NOI / Gross Profit – home sales	$43,815	$47,579	$(3,764)	(7.9)%	$47,579	$42,698	$4,881	11.4%

Statistical Information
New home sales volume	570	571	(1)	(0.2)%	571	526	45	8.6%
Pre-owned home sales volume	2,296	2,868	(572)	(19.9)%	2,868	3,103	(235)	(7.6)%
Total home sales volume	2,866	3,439	(573)	(16.7)%	3,439	3,629	(190)	(5.2)%

NOI / Gross Profit - new homes - For the year ended December 31, 2020, the $4.0 million, or 39.1 percent, increase in gross profit is primarily the result of a 11.3 percent increase in the average selling price, partially offset by an increase in the average cost of homes sold, as compared to 2019.

For the year ended December 31, 2019, the $2.5 million, or 33.1 percent, increase in gross profit is primarily the result of a 8.6 percent increase in new home sales volume coupled with a 11.0 percent increase in the average selling price, as compared to 2018.

NOI / Gross Profit - pre-owned homes - For the year ended December 31, 2020, the $7.8 million, or 20.8 percent, decrease in gross profit is primarily the result of a 19.9 percent decrease in pre-owned home sales volume, as compared to 2019.

For the year ended December 31, 2019, the $2.3 million, or 6.7 percent, increase in gross profit is primarily the result of a 12.0 percent increase in the average selling price, which is partially offset by a 7.6 percent decrease in pre-owned home sales volume, as compared to 2018.

SUN COMMUNITIES, INC.
Rental Program Summary

The following table reflects certain financial and other information for our Rental Program for the years ended December 31, 2020, 2019 and 2018 (in thousands, except for statistical information):

	Year Ended				Year Ended
Financial Information	December 31, 2020	December 31, 2019	Change	% Change	December 31, 2019	December 31, 2018	Change	% Change
Revenues
Rental home revenue	$62,646	$57,572	$5,074	8.8%	$57,572	$53,657	$3,915	7.3%
Site rent from Rental Program(1)	74,823	68,805	6,018	8.7%	68,805	65,615	3,190	4.9%
Rental Program revenue	137,469	126,377	11,092	8.8%	126,377	119,272	7,105	6.0%
Expenses
Repairs and refurbishment	11,886	12,591	(705)	(5.6)%	12,591	10,456	2,135	20.4%
Taxes and insurance	8,460	7,488	972	13.0%	7,488	6,425	1,063	16.5%
Other	1,840	1,916	(76)	(4.0)%	1,916	6,423	(4,507)	(70.2)%
Rental Program operating and maintenance	22,186	21,995	191	0.9%	21,995	23,304	(1,309)	(5.6)%
Rental Program NOI	$115,283	$104,382	$10,901	10.4%	$104,382	$95,968	$8,414	8.8%

Other Information
Number of sold rental homes	850	1,140	(290)	(25.4)%	1,140	1,122	18	1.6%
Number of occupied rentals, end of period	11,752	11,325	427	3.8%	11,325	10,994	331	3.0%
Investment in occupied rental homes, end of period	$629,162	$584,771	$44,391	7.6%	$584,771	$530,006	$54,765	10.3%
Weighted average monthly rental rate, end of period	$1,042	$997	$45	4.5%	$997	$949	$48	5.1%
(1) The renter’s monthly payment includes the site rent and an amount attributable to the home lease. The site rent is reflected in Real Property Operations’ segment revenue. For purposes of management analysis, site rent is included in Rental Program revenue to evaluate the incremental revenue gains associated with the implementation of the Rental Program, and to assess the overall growth and performance of the Rental Program and the financial impact on our operations.

For the year ended December 31, 2020, Rental Program NOI increased $10.9 million, or 10.4 percent, as compared to 2019. The increase is primarily due to an increase in Rental Program revenue of $11.1 million, or 8.8 percent, primarily attributable to a 4.5 percent increase in the weighted average monthly rental rate and a 3.8 percent increase in the number of occupied rentals.

For the year ended December 31, 2019, Rental Program NOI increased $8.4 million, or 8.8 percent, as compared to 2018. The increase is primarily due to (a) an increase in Rental Program revenue of $7.1 million, or 6.0 percent, primarily attributable to a 5.1 percent increase in weighted average monthly rental rate, and a 3.0 percent increase in the number of occupied rentals, and (b) a decrease in Rental Program operating and maintenance expenses of $1.3 million, or 5.6 percent, resulting primarily from the capitalization of commission expenses under ASC 842 in the year ended December 31, 2019 as compared to 2018.

SUN COMMUNITIES, INC.
Other Items - Statements of Operations(1)

The following table summarizes other income and expenses for the years ended December 31, 2020, 2019 and 2018 (amounts in thousands):

	Year Ended				Year Ended
	December 31, 2020	December 31, 2019	Change	% Change	December 31, 2019	December 31, 2018	Change	% Change
Ancillary revenues, net	$38,615	$30,206	$8,409	27.8%	$30,206	$25,207	$4,999	19.8%
Interest income	$10,119	$17,857	$(7,738)	(43.3)%	$17,857	$20,852	$(2,995)	(14.4)%
Brokerage commissions and other revenues, net	$17,230	$14,127	$3,103	22.0%	$14,127	$6,205	$7,922	127.7%
Home selling expenses	$15,134	$14,690	$444	3.0%	$14,690	$15,722	$(1,032)	(6.6)%
General and administrative expenses	$111,288	$93,964	$17,324	18.4%	$93,964	$81,429	$12,535	15.4%
Catastrophic weather-related charges, net	$885	$1,737	$(852)	(49.1)%	$1,737	$92	$1,645	1,788.0%
Business combination expense	$23,008	$—	$23,008	N/A	$—	$—	$—	N/A
Depreciation and amortization	$376,876	$328,067	$48,809	14.9%	$328,067	$287,262	$40,805	14.2%
Loss on extinguishment of debt (see Note 8)	$5,209	$16,505	$(11,296)	(68.4)%	$16,505	$1,190	$15,315	1,287.0%
Interest expense	$129,071	$133,153	$(4,082)	(3.1)%	$133,153	$130,556	$2,597	2.0%
Interest on mandatorily redeemable preferred OP units / equity	$4,177	$4,698	$(521)	(11.1)%	$4,698	$3,694	$1,004	27.2%
Gain / (loss) on remeasurement of marketable securities (see Note 15)	$6,129	$34,240	$(28,111)	(82.1)%	$34,240	$(3,639)	$37,879	(1,040.9)%
Gain / (loss) on foreign currency translation	$8,039	$4,557	$3,482	76.4%	$4,557	$(8,234)	$12,791	(155.3)%
Gain on disposition of property	$5,595	$—	$5,595	N/A	$—	$—	$—	N/A
Other income / (expense), net	$(3,768)	$(1,100)	$(2,668)	242.5%	$(1,100)	$1,781	$(2,881)	(161.8)%
Loss on remeasurement of notes receivable (see Note 4)	$(3,275)	$—	$(3,275)	N/A	$—	$—	$—	N/A
Income from nonconsolidated affiliates (see Note 6)	$1,740	$1,374	$366	26.6%	$1,374	$790	$584	73.9%
Loss on remeasurement of investment in nonconsolidated affiliates (see Note 6)	$(1,608)	$—	$(1,608)	N/A	$—	$—	$—	N/A
Current tax expense (see Note 12)	$(790)	$(1,095)	$305	(27.9)%	$(1,095)	$(595)	$(500)	84.0%
Deferred tax benefit (see Note 12)	$1,565	$222	$1,343	605.0%	$222	$507	$(285)	(56.2)%
Preferred return to preferred OP units / equity	$6,935	$6,058	$877	14.5%	$6,058	$4,486	$1,572	35.0%
Income attributable to noncontrolling interests	$8,902	$9,768	$(866)	(8.9)%	$9,768	$8,443	$1,325	15.7%
Preferred stock distribution	$—	$1,288	$(1,288)	N/M	$1,288	$1,736	$(448)	(25.8)%
(1) Only items determined by management to be material, of interest, or unique to the periods disclosed above are explained below.
N/M = Percentage change is not meaningful.

Ancillary revenues, net - for the year ended December 31, 2020, increased primarily due to the addition of boat rental and service revenue and increases in RV resort activity revenues as compared to 2019. For the year ended December 31, 2019, the increase was primarily due to increases in golf course, restaurant, and RV resort activity revenues as compared to 2018.

Interest income - for the year ended December 31, 2020 and 2019, decreased primarily due to lower balances on our notes receivable and derecognition of collateralized notes receivable in the fourth quarter of 2019. For the year ended December 31, 2019, the decrease was primarily due to lower balances on our notes receivable and derecognition of collateralized notes receivable in 2019 as we satisfied the criteria of paragraph ASC 860-10-40-5 to be accounted for as a sale.

SUN COMMUNITIES, INC.
Brokerage commissions and other revenues, net - for the year ended December 31, 2020, increased primarily due to a $1.6 million increase in brokerage commissions, and a $0.8 million increase in ground lease income, as compared to 2019. For the year ended December 31, 2019, the increase was primarily due to a $3.1 million increase in brokerage commissions, and a $1.8 million increase in dividend income from our investment in marketable securities, as compared to 2018.

General and administrative expenses - for the year ended December 31, 2020, increased due to an increase in wages and incentives driven by growth in acquisition activity as compared to the same period in 2019, and COVID-19 personal protective equipment expense that did not exist in 2019. For the year ended December 31, 2019, increased primarily due to an increase in wages and incentives driven by growth in acquisitions and our performance as compared to 2018.

Catastrophic weather related charges, net - for the year ended December 31, 2020, decreased primarily due to changes in estimates related to damage losses for recent weather events. For the year ended December 31, 2019, increased primarily due to estimated damage losses for recent weather events.

Business combination expenses - for the year ended December 31, 2020,were incurred as a result of our recent acquisitions of marinas. Refer to Note 3, “Real Estate Acquisitions and Dispositions” of our accompanying Consolidated Financial Statements for additional information.

Depreciation and amortization - for the year ended December 31, 2020, increased as a result of our recent property acquisitions and ongoing expansion and development activities. Refer to Note 3, “Real Estate Acquisitions and Dispositions” of our accompanying Consolidated Financial Statements for additional information.

Loss on extinguishment of debt - for the year ended December 31, 2020, decreased primarily due to fewer prepayment penalties related to debt and financing activity as compared to 2019. For the year ended December 31, 2019, the increase is primarily due to higher prepayment penalties related to debt and financing activity as compared to 2018. Refer to Note 8, “Debt and Lines of Credit,” in our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on remeasurement of marketable securities - for the year ended December 31, 2020, decreased due to lower gain on the remeasurement of our investment in marketable securities as compared to 2019. For the year ended December 31, 2019, increased primarily due to a $34.2 million gain on the remeasurement of our investment in marketable securities as compared to a $3.6 million remeasurement loss in 2018. Refer to Note 15, Fair Value of Financial Instruments,” in our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on foreign currency translation - for the year ended December 31, 2020, increased as compared to same period in 2019, primarily due to favorable fluctuations in exchange rate on Canadian and Australian denominated currencies. For the year ended December 31, 2019, there was a $4.6 million gain as compared to a $8.2 million loss in the same period in 2018.

Gain on disposition of property - for the year ended December 31, 2020, there was a $5.6 million gain resulting from the sale of a MH community in Montana. There were no property dispositions during the years ended December 30, 2019 and 2018. Refer to Note 3, “Real Estate Acquisitions and Dispositions,” in our accompanying Consolidated Financial Statements for additional information.

Loss on remeasurement of notes receivable - represents the adjustment of our in-house financing notes receivable portfolio, for which we elected the fair value option on January 1, 2020. Refer to Note 4, “Notes and Other Receivables,” and Note 15, “Fair Value of Financial Instruments,” in our accompanying Consolidated Financial Statements for additional information.

Loss on remeasurement of investment in nonconsolidated affiliates - represents the adjustment of our equity investment in GTSC LLC (“GTSC”), for which we elected the fair value option on January 1, 2020. Refer to Note 6, “Investments in Nonconsolidated Affiliates,” in our accompanying Consolidated Financial Statements for additional information.

Preferred return to preferred OP units / equity - for the year ended December 31, 2020 increased primarily as a result of preferred OP units issued in conjunction with various acquisitions. For the year ended December 31, 2019 the increase was primarily the result of issuing the Series D Preferred OP units in conjunction with an acquisition in January 2019. Refer to Note 3, “Real Estate Acquisitions and Dispositions,” and Note 9, “Equity and Temporary Equity,” of our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.
RECONCILIATION OF NET INCOME ATTRIBUTABLE TO SUN COMMUNITIES, INC. COMMON STOCKHOLDERS TO FFO

The following table reconciles Net income attributable to Sun Communities, Inc. common stockholders to FFO for the years ended December 31, 2020, 2019, and 2018 (in thousands, except per share amounts):

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Net Income Attributable to Sun Communities, Inc. Common Stockholders	$131,614	$160,265	$105,493
Adjustments
Depreciation and amortization	376,897	328,646	288,206
Depreciation on nonconsolidated affiliates	66	—	—
Gain / (loss) on remeasurement of marketable securities	(6,129)	(34,240)	3,639
Loss on remeasurement of investment in nonconsolidated affiliates	1,608	—	—
Loss on remeasurement of notes receivable	3,275	—	—
Income attributable to noncontrolling interests	7,881	8,474	7,740
Preferred return to preferred OP units	2,231	2,610	2,206
Preferred distribution to Series A-4 preferred stock	—	1,288	1,737
Gain on disposition of properties	(5,595)	—	—
Gain on disposition of assets, net	(22,180)	(26,356)	(23,406)

FFO Attributable To Sun Communities, Inc. Common Stockholders And Dilutive Convertible Securities(1)	$489,668	$440,687	$385,615
Adjustments
Business combination expense	23,008	—	—
Other acquisition related costs(2)	2,326	1,146	1,001
Loss on extinguishment of debt	5,209	16,505	1,190
Catastrophic weather-related charges, net	885	1,737	92
Loss of earnings - catastrophic weather related(3)	—	—	(292)
(Gain) / loss on foreign currency translation	(8,039)	(4,557)	8,234
Other (income) / expense, net	3,768	1,100	(1,781)
Other adjustments(4)	(1,265)	314	310
Core FFO Attributable To Sun Communities, Inc. Common Stockholders And Dilutive Convertible Securities(1)	$515,560	$456,932	$394,369

Weighted average common shares outstanding - basic	97,521	88,460	81,387
Add
Common stock issuable upon conversion of stock options	1	1	2
Restricted stock	455	454	651
Common OP units	2,458	2,448	2,733
Common stock issuable upon conversion of certain preferred OP units	907	1,454	1,368
Weighted Average Common Shares Outstanding - Fully Diluted	101,342	92,817	86,141

FFO Attributable To Sun Communities, Inc. Common Stockholders And Dilutive Convertible Securities Per Share - Fully Diluted	$4.83	$4.75	$4.48
Core FFO Attributable To Sun Communities, Inc. Common Stockholders And Dilutive Convertible Securities Per Share - Fully Diluted	$5.09	$4.92	$4.58
(1)The effect of certain anti-dilutive convertible securities is excluded from these items.
(2)These costs represent the expense incurred to bring recently acquired properties up to our operating standards, including items such as tree trimming and painting costs that do not meet our capitalization policy.
(3)Adjustment represents estimated loss of earnings in excess of the applicable business interruption deductible in relation to our three Florida Keys communities that were impaired by Hurricane Irma which had not yet been received from our insurer.
(4)Adjustments include accelerated deferred compensation amortization upon retirement and deferred tax (benefit) / expense.

SUN COMMUNITIES, INC.
LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity demands have historically been, and are expected to continue to be, distributions to our stockholders and the unit holders of the Operating Partnership, capital improvement of properties, the purchase of new and pre-owned homes, property acquisitions, development and expansion of properties, and debt repayment.

Subject to market conditions, we intend to continue to identify opportunities to expand our development pipeline and acquire existing properties. We finance acquisitions through available cash, secured financing, draws on our lines of credit, the assumption of existing debt on properties, and the issuance of equity securities. We will continue to evaluate acquisition opportunities that meet our criteria. Refer to Note 3, “Real Estate Acquisitions and Dispositions,” in our accompanying Consolidated Financial Statements for information regarding recent property acquisitions.

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

Capital Expenditures - MH and RV

Our MH and RV capital expenditures include expansion sites and development construction costs, lot modifications, recurring capital expenditures and rental home purchases.

For the years ended December 31, 2020 and 2019, expansion and development activities of $246.5 million and $281.8 million, respectively, related to costs consisting primarily of construction of sites and other costs necessary to complete home site improvements.

For the years ended December 31, 2020 and 2019, lot modification expenditures were $29.8 million and $31.1 million, respectively. These expenditures improve asset quality in our communities and are incurred when an existing home is removed and the site is prepared for a new home (more often than not, a multi-sectional home). These activities, which are mandated by strict manufacturer’s installation requirements and state building codes, include items such as new foundations, driveways, and utility upgrades.

For the years ended December 31, 2020 and 2019, recurring capital expenditures were $31.4 million and $30.4 million, respectively, related to our continued commitment to the upkeep of our properties.

For the years ended December 31, 2020 and 2019, revenue producing sites expenditure were $23.7 million and $9.6 million, respectively. These expenditures relate to revenue generating activities which consist primarily of garages, sheds, sub-metering of water, sewer and electricity. Revenue generating attractions at our RV resorts are also included here and, occasionally, a special capital project requested by residents and accompanied by an extra rental increase will be classified as revenue producing.

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

Capital Expenditures - Marinas

For the year ended December 31, 2020, our marina capital expenditures (exclusive of acquisitions) were $14.1 million for the period since acquisition, and comprise capital improvements at recently acquired properties, recurring capital expenditures, revenue producing capital expenditures and expansion and development costs.

SUN COMMUNITIES, INC.
Cash Flow Activities

Our cash flow activities are summarized as follows (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Net Cash Provided by Operating Activities	$548,948	$476,734	$363,114
Net Cash Used for Investing Activities	$(2,486,517)	$(1,010,457)	$(733,743)
Net Cash Provided by Financing Activities	$2,000,844	$505,880	$409,905
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$189	$411	$(523)

Cash, cash equivalents, and restricted cash increased by approximately by $63.5 million from $34.8 million as of December 31, 2019, to $98.3 million as of December 31, 2020.

Operating Activities - Net cash provided by operating activities increased by $72.2 million from $476.7 million for the year ended December 31, 2019 to $548.9 million for the year ended December 31, 2020.

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

Investing Activities - Net cash used for investing activities was $2.5 billion for the year ended December 31, 2020, compared to $1.0 billion for year ended December 31, 2019. Refer to Note 3, “Real Estate Acquisitions and Dispositions,” in our accompanying Consolidated Financial Statements for additional information.

Financing Activities - Net cash provided by financing activities was $2.0 billion for the year ended December 31, 2020, compared to $505.9 million for the year ended December 31, 2019. Refer to Note 8, “Debt and Lines of Credit,” and Note 9, “Equity and Temporary Equity,” in our accompanying Consolidated Financial Statements for additional information.

Financial Flexibility

On September 30, 2020 and October 1, 2020, we entered into two forward sale agreements (the “Forward Sale Agreements”) relating to an underwritten registered public offering of 9,200,000 shares of our common stock at a public offering price of $139.50 per share. The offering closed on October 5, 2020. We did not initially receive any proceeds from the sale of shares of our common stock in the offering. On October 26, 2020, we physically settled the Forward Sale Agreements (by the delivery of shares of our common stock) and received net proceeds of approximately $1.2 billion. We used approximately $1.1 billion of the net proceeds to fund the cash portion of the Safe Harbor purchase price, and the remainder for working capital and general corporate purposes.

In May 2020, we closed an underwritten registered public offering of 4,968,000 shares of common stock. Proceeds from the offering were $633.1 million after deducting expenses related to the offering. We used the net proceeds of this offering to repay borrowings outstanding under the revolving loan under our senior credit facility.

In July 2017, we entered into an at the market offering sales agreement (as amended, the “Sales Agreement”) with certain sales agents (collectively, the “Sales Agents”), whereby we may offer and sell shares of our common stock, having an aggregate offering price of up to $450.0 million, from time to time through the Sales Agents. The Sales Agents are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold under the Sales Agreement. Through December 31, 2020, we have sold shares of our common stock for gross proceeds of $163.8 million under the Sales Agreement. There were no issuances of common stock under the Sales Agreement during the years ended December 31, 2020 and 2019.

In October 2019, we assumed a term loan facility with Citibank, N.A. (“Citibank”), in the amount of $58.0 million in relation to an acquisition. The term loan has a four-year term ending October 29, 2023, and bears interest at a floating rate based on the Eurodollar rate or Prime rate. The outstanding balance as of the years ended December 31, 2020 and 2019, was $45.0 million and $57.0 million respectively.

SUN COMMUNITIES, INC.
In May 2019, we amended and restated our credit agreement with Citibank and certain other lenders. Pursuant to the credit agreement, we entered into an unsecured senior credit facility with Citibank and certain lenders in the amount of $750.0 million, comprised of a $650.0 million revolving loan, with the ability to use up to $100.0 million for advances in Australian dollars, and a $100.0 million term loan (the “A&R Facility”). The A&R Credit Agreement has a four-year term ending May 21, 2023, which can be extended for two additional six-month periods, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for additional commitments in an amount not to exceed $350.0 million. The funding of these additional commitments is subject to certain conditions, including obtaining the consent of the lenders, some of which are outside of our control. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the A&R Facility may be increased up to $1.1 billion.

The A&R Facility bears interest at a floating rate based on the Eurodollar rate or Bank Bill Swap Bid Rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which margin can range from 1.20 percent to 2.10 percent for the revolving loan and 1.20 percent to 2.05 percent for the term loan. As of December 31, 2020, the margin based on our leverage ratio was 1.20 percent on the revolving loan and 1.20 percent on the term loan. We had $40.4 million and no borrowings on the revolving loan and the term loan, respectively, as of December 31, 2020. We had $123.6 million of borrowings on the revolving loan and no borrowings on the term loan, as of December 31, 2019.

The A&R Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit with Citibank, N.A. (“Citibank”), but does reduce the borrowing amount available. At December 31, 2020 and 2019, we had approximately $2.1 million and $2.8 million of outstanding letters of credit, respectively.

Pursuant to the terms of the A&R Facility, we are subject to various financial and other covenants. As of December 31, 2020, we were in compliance with these covenants and do not anticipate that we will be unable to meet these covenants in the near term as a result of COVID-19’s impact on our business. The most restrictive financial covenants for the A&R Facility are as follows:

Covenant	Requirement	As of December 31, 2020
Maximum leverage ratio	<65.0%	29.2%
Minimum fixed charge coverage ratio	>1.40	3.29
Minimum tangible net worth	>$3,731,946	$7,322,394
Maximum dividend payout ratio	<95.0%	57.9%
Maximum variable rate indebtedness	<50.0%	7.4%

On October 30, 2020, in relation to the acquisition of Safe Harbor, we indirectly assumed approximately $829.0 million of Safe Harbor’s debt owed to Citizens Bank N.A. (“Citizens”). On December 22, 2020, the Safe Harbor facility was amended to, among other things, (a) increase the size of the revolving commitments available to Safe Harbor from $500 million to $1.3 billion, subject to borrowing base availability, (b) modify certain provisions relating to the determination of the borrowing base, (c) increase the cap on the incremental borrowing capacity from $350.0 million to $500.0 million, which allows Safe Harbor to request an increase to the revolving commitments and / or to establish additional term loans subject to the higher cap and the satisfaction of certain conditions, and (d) modify certain financial covenants. The revolving loan and term loan under the Safe Harbor facility both expire on October 11, 2024. The term loan component of the Safe Harbor facility can be extended for two additional 12-month periods, subject to the satisfaction of certain conditions set forth in the facility. The revolving commitments do not have an extension option.

The Safe Harbor facility bears interest at a floating rate based on an adjusted LIBOR rate or a base rate, plus a margin that is determined based on Safe Harbor’s ratio of consolidated funded debt to total asset value, calculated in accordance with the credit agreement, which margin can range from 1.375 percent to 2.250 percent for adjusted LIBOR rate loans and 0.375 percent to 1.250 percent for base rate loans. As of December 31, 2020, based on Safe Harbor’s ratio of consolidated funded debt to total asset value, the margin was 2.000 percent on any adjusted LIBOR rate loans and 1.000 percent on any base rate loans. The Safe Harbor facility is secured by the personal property of Safe Harbor and certain related entities and subsidiaries and a pledge of the equity interests in certain subsidiaries of Safe Harbor and related entities and subsidiaries, subject to customary exceptions. At the lenders’ option, the Safe Harbor facility will become immediately due and payable upon an event of default that is continuing under the credit agreement. Safe Harbor had $652.0 million and $500.0 million of borrowings under the revolving loan and term loan respectively, as of December 31, 2020.

The Safe Harbor facility provides Safe Harbor with the ability to issue letters of credit. Its issuance of letters of credit does not increase its borrowings outstanding under its line of credit with Citizens, but does reduce the borrowing amount available. At December 31, 2020, Safe Harbor had approximately $0.3 million of outstanding letters of credit.

SUN COMMUNITIES, INC.
Pursuant to the terms of the Safe Harbor facility, we are subject to various financial and other covenants. As of December 31, 2020, we were in compliance with these covenants and do not anticipate that we will be unable to meet these covenants in the near term as a result of COVID-19’s impact on our marina business. The most restrictive financial covenants for the Safe Harbor facility are as follows:

Covenant	Requirement	As of December 31, 2020
Maximum leverage ratio	<60.0%	47.3%
Minimum fixed charge coverage ratio (pre-distribution)	>1.35	3.67
Minimum fixed charge coverage ratio (post-distribution)	>1.00	1.87
Minimum borrowing base coverage ratio	>1.00	1.26

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, expansion and development of properties, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and / or the collateralization of our properties.

We had unrestricted cash on hand as of December 31, 2020 of approximately $83.0 million. As of December 31, 2020, there is approximately $1.355 billion of remaining capacity on the Citibank and Citizens lines of credit. At December 31, 2020 we had a total of 254 unencumbered MH and RV properties, of which 61 support the borrowing base for the $750.0 million revolving loan under our senior credit facility and 31 support the borrowing base for a term loan facility. The remaining 162 unencumbered MH and RV properties, with an estimated asset value of approximately $2.7 billion as of December 31, 2020 are available to secure potential mortgage debt. At December 31, 2020 we had a total of 106 unencumbered marinas, of which 102 support the borrowing base for our Safe Harbor facility.

From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, obtain debt financing, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the MH, RV and marina industries at the time, including the effects of the COVID-19 pandemic, the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those markets could make borrowing more difficult to secure, more expensive, or effectively unavailable. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of December 31, 2020, our net debt to enterprise value was approximately 21.4 percent (assuming conversion of all common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series C preferred OP units, Series D preferred OP units, Series E preferred OP units, Series F preferred OP units, Series G preferred OP units, Series H preferred OP units, and Series I preferred OP units to shares of common stock). Our debt has a weighted average maturity of approximately 9.4 years and a weighted average interest rate of 3.4 percent.

Off-Balance Sheet Arrangements

Our off-balance sheet investments include nonconsolidated affiliates. These investments all have varying ownership structures. Substantially all of our nonconsolidated affiliates are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control, over the operating and financial decisions of these joint venture arrangements. Refer to Note 6, "Investments in Nonconsolidated Affiliates," and Note 8, "Debt and Lines of Credit," in the accompanying Consolidated Financial Statements, for additional information on our off-balance sheet investments.

Nonconsolidated Affiliate Indebtedness

GTSC - During September 2019, GTSC entered into a warehouse line of credit with a maximum loan amount of $125.0 million. During September 2020, the maximum amount was increased to $180.0 million. As of December 31, 2020, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by GTSC was approximately $167.7 million (of which our proportionate share is $67.1 million). The debt bears interest at a variable rate based on LIBOR plus 1.65 percent per annum and matures on September 15, 2023. Refer to Note 6, "Investments in Nonconsolidated Affiliates," for additional information on our nonconsolidated affiliates.

SUN COMMUNITIES, INC.
Sungenia Joint Venture - During May 2020, Sungenia joint venture (“Sungenia JV”) entered into a debt facility agreement with a maximum loan amount of $27.0 million Australian dollars, or $20.8 million converted at the December 31, 2020 exchange rate. As of December 31, 2020, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by Sungenia JV was $6.7 million (of which our proportionate share is $3.3 million). The debt bears interest at a variable rate based on Australian BBSY plus 2.05 percent per annum and is available for a minimum of three years. Refer to Note 6, "Investments in Nonconsolidated Affiliates," for additional information on our nonconsolidated affiliates.

Contractual Cash Obligations

Our primary long-term liquidity needs are principal payments on outstanding indebtedness. As of December 31, 2020, our outstanding contractual obligations, including interest expense, were as follows:

		Payments Due By Period
		(In thousands)
Contractual Cash Obligations(1)	Total Due	<1 Year	1-3 Years	3-5 Years	After 5 Years
Collateralized term loans - Life Companies	$1,664,922	$37,275	$79,318	$96,002	$1,452,327
Collateralized term loans - FNMA	1,156,688	9,794	97,113	26,767	1,023,014
Collateralized term loans - CMBS	267,280	5,713	81,618	179,949	—
Collateralized term loans - FMCC	369,971	6,803	131,827	174,312	57,029
Preferred equity - Sun NG Resorts - mandatory redeemable	35,249	—	—	35,249	—
Preferred OP units - mandatorily redeemable	34,663	—	—	27,373	7,290
Lines of credit and other debt	1,242,197	10,000	80,197	1,152,000	—
Total Principal Payments	$4,770,970	$69,585	$470,073	$1,691,652	$2,539,660

Interest expense(2)	$1,284,756	$146,079	$277,762	$218,594	$642,321
Operating leases	86,671	4,967	9,775	10,532	61,397
Finance lease	4,694	217	409	4,068	—
Total Contractual Cash Obligations	$6,147,091	$220,848	$758,019	$1,924,846	$3,243,378
(1)Contractual cash obligations in this table exclude debt premiums, discounts and deferred financing costs, as applicable.
(2)Our contractual cash obligations related to interest expense are calculated based on the current debt levels, rates and maturities as of December 31, 2020 (including finance leases), and actual payments required in future periods may be different than the amounts included above. Perpetual securities include one year of interest expense in the “After 5 Years” category.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”), which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Our significant accounting estimates include acquisitions, impairment, fair value of installment notes receivable on manufactured homes and notes receivable from real estate developers, and share based compensation. Refer to Note 1, “Significant Accounting Policies,” in our accompanying Consolidated Financial Statements for information regarding our critical accounting estimates that affect the Consolidated Financial Statements and that use judgments and assumptions. In addition, the likelihood that materially different amounts could be reported under varied conditions and assumptions is discussed.

Impact of New Accounting Standards

Refer to Note 19, “Recent Accounting Pronouncements,” in our accompanying Consolidated Financial Statements for information regarding new accounting pronouncements.

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

Our variable rate debt totaled $1.2 billion and $183.9 million as of December 31, 2020 and 2019, respectively, and bears interest at Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0 percent, our interest expense would have increased or decreased by approximately $3.4 million and $2.6 million for the years ended December 31, 2020 and 2019, respectively, based on the $339.5 million and $259.4 million average balances outstanding under our variable rate debt facilities, respectively.

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

At December 31, 2020 and 2019, our stockholder’s equity included $250.8 million and $202.5 million from our Canadian subsidiaries and Australian equity investments, respectively, which represented 4.5 percent and 5.2 percent of total stockholder’s equity, respectively. Based on our sensitivity analysis, a 10.0 percent strengthening of the U.S. dollar against the Canadian and Australian dollar would have caused a reduction of $25.1 million and $20.2 million to our total stockholder’s equity at December 31, 2020 and 2019, respectively.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at December 31, 2020. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, misstatements due to error or fraud may not be prevented or detected on a timely basis.

Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2020, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2020. Based on management’s assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2020.
The effectiveness of our internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included herein.

In October 2020, we completed the acquisition of Safe Harbor and are currently integrating Safe Harbor into our operations, compliance program and internal control processes. Safe Harbor constituted approximately 23 percent of our total assets as of December 31, 2020, including the goodwill and other intangible assets recorded as part of the purchase price allocation, and 3 percent of our revenues for the year ended December 31, 2020. SEC regulations allow companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition. We have excluded the acquired operation of Safe Harbor from our assessment of our internal control over financial reporting.

Changes in internal control over financial reporting

There were no material changes in our internal control over financial reporting during the quarter ended December 31, 2020.

ITEM 9B.    OTHER INFORMATION

None.

SUN COMMUNITIES, INC.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to the general instructions of Item 401 of Regulation S-K, certain information regarding our executive officers is contained in Part I of this Form 10-K. Unless provided in an amendment to this Annual Report on Form 10-K, the other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2021 annual meeting (the “Proxy Statement,”) including the information set forth under the captions “Proposal No.1 Election of Directors - Consideration of Director Nominees,” “Corporate Governance - Board of Directors,” “Corporate Governance - Committees of the Board of Directors,” “Security Ownership Information - Security Ownership of Directors and Executive Officers,” and “Information About Executive Officers - Executive Officers Biography.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by this Item is incorporated by reference to the applicable information in the Proxy Statement, including the information set forth under the captions “Security Ownership Information.”

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by this Item is incorporated by reference to the Proxy Statement, including the information set forth under the caption for the proposal related to “Ratification of Selection of Grant Thornton LLP.”

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
2.1*
Agreement and Plan of Merger dated September 29, 2020 by and among Safe Harbor Marinas, LLC, Sun Communities, Inc., Sun Communities Operating Limited Partnership, Sun SH LLC and Safe Harbor Marinas II, LLC, individually and in its capacity as the Seller Representative (as defined therein)
Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on September 29, 2020
3.1	Sun Communities, Inc. Articles of Restatement	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K filed on February 22, 2018
3.2	Third Amended and Restated Bylaws	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on May 12, 2017
4.1	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K filed for the year ended December 31, 2019
4.2	Form of Registration Rights Agreement by and among Sun Communities, Inc. and certain holders of Merger Securities	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on September 29, 2020
10.1	Lease, dated November 1, 2002, by and between Sun Communities Operating Limited Partnership as Tenant and American Center LLC as Landlord	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended
10.2	Sixth Lease Modification dated June 26, 2018 by and between Sun Communities Operating Limited Partnership as Tenant and American Center LLC as Landlord	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K filed on February 21, 2019
10.3*	Fourth Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated January 31, 2019.	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed February 5, 2019
10.4*	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated January 9, 2020.	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed January 13, 2020
10.5*	Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated January 13, 2020.	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed January 14, 2020
10.6*	Fourth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated May 14, 2020.	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed May 18, 2020
10.7*	Sixth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated September 30, 2020.	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed October 6, 2020
10.8*	Seventh Amendment to Agreement of Limited Partnership Agreement of Sun Communities Operating Limited Partnership, dated October, 30, 2020	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed November 5, 2020
10.9*	Eighth Amendment to Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated December 31, 2020	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed January 4, 2021
10.10	First Amended and Restated 2004 Non-Employee Director Option Plan#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed July 25, 2012
10.11	First Amendment to First Amended and Restated 2004 Non-Employee Director Option Plan#	Incorporate by reference to Exhibit A to Sun Communities, Inc.’s Definitive Proxy Statement filed on March 29, 2018
10.12	Sun Communities, Inc. 2015 Equity Incentive Plan#	Incorporated by reference to Sun Communities, Inc.’s Proxy Statement dated April 29, 2015 for the Annual meeting of Stockholders held July 20, 2015
10.13	Form of Stock Option Agreement between Sun Communities, Inc. and certain directors, officers and other individuals#	Incorporated by reference to Sun Communities, Inc.’s Registration Statement No. 33 69340
10.14	Form of Non-Employee Director Stock Option Agreement between Sun Communities, Inc. and certain directors#	Incorporated by reference to Sun Communities, Inc.’s Registration Statement No. 33 80972
10.15	Form of Restricted Stock Award Agreement#	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004
10.16	First Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A. Shiffman dated July 15, 2014#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed July 15, 2014
10.17	Employment Agreement dated June 20, 2013 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed June 24, 2013
10.18	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman dated July 15, 2014#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed July 15, 2014
10.19	Second Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman dated March 8, 2017#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on March 8, 2017
10.20	Employment Agreement dated May 19, 2015 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and John B. McLaren#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed May 20, 2015
10.21	First Amendment to Employment Agreement among Sun Communities, Inc. Sun Communities Operating Limited Partnership, and John B. McLaren dated March 8, 2017#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on March 8, 2017
10.22	Employment Agreement July 16, 2015 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Karen J. Dearing#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed July 17, 2015

SUN COMMUNITIES, INC.

10.23	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Partnership, and Karen J. Dearing dated March 8, 2017#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on March 8, 2017
10.24*	Employment Agreement, effective as of October 30,2020 by and between Baxter Underwood and International Marina Group I, LP #	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on November 5, 2020
10.25	Sun Communities, Inc. Executive Compensation “Clawback” Policy#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed July 15, 2014
10.26*
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
10.27*
Credit Agreement dated September 14, 2018, and the Third Amendment thereto dated December 22, 2020, among Safe Harbor Marinas, LLC as borrower; SHM TRS, LLC and certain subsidiaries of Safe Harbor Marinas, LLC and SHM TRS, LLC from time to time as guarantors; the lenders that are party thereto; and Citizens Bank, N.A., as Administrative Agent and Collateral Agent

Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed on December 29, 2020
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

#    Management contract or compensatory plan or arrangement
*    Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K because such schedules and exhibits do not contain information which is material to an investment decision or which is not otherwise disclosed in the filed agreements. We will furnish the omitted schedules and exhibits to the SEC upon request by the SEC.

SUN COMMUNITIES, INC.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN COMMUNITIES, INC. (Registrant)
Dated: February 18, 2021	By	/s/	Gary A. Shiffman
Gary A. Shiffman Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Capacity	Date
/s/	Gary A. Shiffman	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 18, 2021
Gary A. Shiffman
/s/	Karen J. Dearing	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 18, 2021
Karen J. Dearing
/s/	Meghan G. Baivier	Director	February 18, 2021
Meghan G. Baivier
/s/	Stephanie W. Bergeron	Director	February 18, 2021
Stephanie W. Bergeron
/s/	Brian M. Hermelin	Director	February 18, 2021
Brian M. Hermelin
/s/	Ronald A. Klein	Director	February 18, 2021
Ronald A. Klein
/s/	Clunet R. Lewis	Director	February 18, 2021
Clunet R. Lewis
/s/	Arthur A. Weiss	Director	February 18, 2021
Arthur A. Weiss

SUN COMMUNITIES, INC.
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

SUN COMMUNITIES, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sun Communities, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Sun Communities, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 18, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Acquisitions

The Company's strategy includes growth by acquisition. As described in footnote 3, during 2020, the Company acquired 24 MH communities and RV resorts and 106 marinas for a total purchase price of approximately $3.0 billion.

The principal considerations for our determination that the accounting for acquisitions is a critical audit matter is that it involves a high degree of subjectivity in evaluating the reasonableness of management's estimates and related assumptions related to the recognition and measurement of assets acquired and liabilities assumed. We performed the following procedures, among others, in connection with forming our overall opinion on the financial statements. We tested management’s controls over the accounting for acquisitions, such as controls over the recognition and measurement of assets acquired, liabilities assumed, and consideration paid. For each of the acquisitions, we read the purchase agreements, evaluated the significant assumptions and methods used in developing the fair value estimates and tested the recognition of the assets acquired and liabilities assumed at fair value.

SUN COMMUNITIES, INC.
For each acquisition, we assessed, through the use of our internal valuation specialist, whether (1) the values assigned to the tangible assets appeared reasonable based on a cost or market approach for similar properties in each geographic area, (2) intangible assets were properly considered and identified, and (3) the significant assumptions used in valuing the assets and liabilities were reasonable and (4) if applicable, the value assigned to and accounting for, equity interests in the Company or its subsidiaries that was issued as consideration in the transaction.

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

The Company reviews its investment properties for potential impairment through an analysis of net operating income trends period over period. In the event that any impairment indicators are present, the Company undertakes additional analyses utilizing expected undiscounted future cash flows and expected disposition proceeds for a given asset. Forecasting of cash flows requires management to make estimates and assumptions about such variables as the anticipated holding period, rental revenues and operating expenses during the holding period, capital expenditures and rates of return. In 2020, the Company’s net operating income trend analysis resulted in 18 properties requiring additional analysis. No impairments were identified in 2020 as a result of the Company’s analysis.

The principal consideration for our determination that the impairment of investment properties is a critical audit matter is that it involves a high degree of subjectivity in evaluating management's estimates used in determining the undiscounted cash flow estimates. We performed the following procedures, among others, in connection with forming our overall opinion on the financial statements. We tested management’s internal controls over the identification of potential investment property impairments, such as controls over the Company’s quarterly analysis of net operating income trends, as well management review controls to identify potential events which could indicate impairment. We examined and evaluated the Company’s net operating income trend analysis and its assessment of other events, and if additional analysis was necessary, we evaluated the significant assumptions and methods used in developing the undiscounted cash flow estimates.

When the net operating income analysis indicated that additional analysis was required, we assessed whether the significant assumptions, including estimated holding period, rental revenues and operating expenses during the holding period, capital expenditures and rates of return used in determining the future undiscounted cash flows were reasonable.

/s/GRANT THORNTON LLP

We have served as the Company’s auditor since 2003.

Philadelphia, Pennsylvania
February 18, 2021

SUN COMMUNITIES, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sun Communities, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Sun Communities, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 18, 2021 expressed an unqualified opinion on those financial statements.

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

Other information
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Safe Harbor Marinas, a wholly owned subsidiary, whose financial statements reflect approximately 23 percent of total assets and approximately 3 percent of revenues of the related consolidated financial statement amounts as of and for the year ended December 31, 2020. As indicated in Management’s Report, Safe Harbor Marinas was acquired in October 2020. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Safe Harbor Marinas.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
February 18, 2021

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of
	December 31, 2020	December 31, 2019
Assets
Land	$2,119,364	$1,414,279
Land improvements and buildings	8,480,597	6,595,272
Rental homes and improvements	637,603	627,175
Furniture, fixtures and equipment	447,039	282,874
Investment property	11,684,603	8,919,600
Accumulated depreciation	(1,968,812)	(1,686,980)
Investment property, net (including $438,918 and $344,300 for consolidated VIEs at December 31, 2020 and December 31, 2019; see Note 7)	9,715,791	7,232,620
Cash, cash equivalents and restricted cash	98,294	34,830
Marketable securities; (see Note 15)	124,726	94,727
Inventory of manufactured homes	46,643	62,061
Notes and other receivables, net	221,650	157,926
Goodwill	428,833	—
Other intangible assets, net	305,611	66,948
Other assets, net (including $24,554 and $23,894 for consolidated VIEs at December 31, 2020 and December 31, 2019; see Note 7)	265,038	152,948
Total Assets	$11,206,586	$7,802,060
Liabilities
Mortgage loans payable (including $47,706 and $46,993 for consolidated VIEs at December 31, 2020 and December 31, 2019; see Note 7)	$3,444,967	$3,180,592
Preferred Equity - Sun NG RV Resorts LLC - mandatorily redeemable (fully attributable to consolidated VIEs; see Note 7)	35,249	35,249
Preferred OP units - mandatorily redeemable	34,663	34,663
Lines of credit and other debt	1,242,197	183,898
Distributions payable	86,988	71,704
Advanced reservation deposits and rent	187,730	133,420
Accrued expenses and accounts payable	148,435	127,289
Other liabilities (including $21,957 and $13,631 for consolidated VIEs at December 31, 2020 and December 31, 2019; see Note 7)	134,650	81,289
Total Liabilities	5,314,879	3,848,104
Commitments and contingencies (see Note 16)
Series D preferred OP units	49,600	50,913
Series F preferred OP units	8,871	—
Series G preferred OP units	25,074	—
Series H preferred OP units	57,833	—
Series I preferred OP units	94,532	—
Other redeemable noncontrolling interests (fully attributable to consolidated VIEs; see Note 7)	28,469	27,091
Stockholders' Equity
Common stock, $0.01 par value. Authorized: 180,000 shares; Issued and outstanding: 107,626 December 31, 2020 and 93,180 December 31, 2019	1,076	932
Additional paid-in capital	7,087,658	5,213,264
Accumulated other comprehensive loss	3,178	(1,331)
Distributions in excess of accumulated earnings	(1,566,636)	(1,393,141)
Total Sun Communities, Inc. stockholders' equity	5,525,276	3,819,724
Noncontrolling interests
Common and preferred OP units	85,968	47,686
Consolidated VIEs (fully attributable to consolidated VIEs; see Note 7)	16,084	8,542
Total noncontrolling interests	102,052	56,228
Total Stockholders' Equity	5,627,328	3,875,952
Total Liabilities, Temporary Equity and Stockholders' Equity	$11,206,586	$7,802,060
See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Revenues
Income from real property	$1,030,636	$914,907	$816,830
Revenue from home sales	175,699	181,936	166,031
Rental home revenue	62,646	57,572	53,657
Ancillary revenue	102,017	77,638	63,250
Interest income	10,119	17,857	20,852
Brokerage commissions and other revenues, net	17,230	14,127	6,205
Total Revenues	1,398,347	1,264,037	1,126,825
Expenses
Property operating and maintenance	308,797	266,378	236,097
Real estate taxes	72,606	61,880	56,555
Cost of home sales	131,884	134,357	123,333
Rental home operating and maintenance	22,186	21,995	23,304
Ancillary expenses	63,402	47,432	38,043
Home selling expenses	15,134	14,690	15,722
General and administrative expenses	111,288	93,964	81,429
Catastrophic weather-related charges, net	885	1,737	92
Business combination expense	23,008	—	—
Depreciation and amortization	376,876	328,067	287,262
Loss on extinguishment of debt (see Note 8)	5,209	16,505	1,190
Interest expense	129,071	133,153	130,556
Interest on mandatorily redeemable preferred OP units / equity	4,177	4,698	3,694
Total Expenses	1,264,523	1,124,856	997,277
Income Before Other Items	133,824	139,181	129,548
Gain / (loss) on remeasurement of marketable securities (see Note 15)	6,129	34,240	(3,639)
Gain / (loss) on foreign currency translation	8,039	4,557	(8,234)
Gain on disposition of property	5,595	—	—
Other income / (expense), net	(3,768)	(1,100)	1,781
Loss on remeasurement of notes receivable (see Note 4)	(3,275)	—	—
Income from nonconsolidated affiliates (see Note 6)	1,740	1,374	790
Loss on remeasurement of investment in nonconsolidated affiliates (see Note 6)	(1,608)	—	—
Current tax expense (see Note 12)	(790)	(1,095)	(595)
Deferred tax benefit (see Note 12)	1,565	222	507
Net Income	147,451	177,379	120,158
Less: Preferred return to preferred OP units / equity	6,935	6,058	4,486
Less: Income attributable to noncontrolling interests	8,902	9,768	8,443
Net Income Attributable to Sun Communities, Inc.	131,614	161,553	107,229
Less: Preferred stock distribution	—	1,288	1,736
Net Income Attributable to Sun Communities, Inc. Common Stockholders	$131,614	$160,265	$105,493

Weighted average common shares outstanding - basic	97,521	88,460	81,387
Weighted average common shares outstanding - diluted	97,522	88,915	82,040

Basic earnings per share (see Note 13)	$1.34	$1.80	$1.29
Diluted earnings per share (see Note 13)	$1.34	$1.80	$1.29

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Net Income	$147,451	$177,379	$120,158
Foreign currency translation gain / (loss) adjustment	4,205	3,328	(5,878)
Total Comprehensive Income	151,656	180,707	114,280
Less: Comprehensive Income attributable to noncontrolling interests	(8,598)	(9,923)	(8,171)
Comprehensive Income attributable to Sun Communities, Inc.	$143,058	$170,784	$106,109

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Operating Activities
Net income	$147,451	$177,379	$120,158
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of assets	(15,156)	(11,085)	(9,376)
Gain on disposition of property	(5,595)	—	—
(Gain) / loss on foreign currency translation	(8,039)	(4,557)	8,234
(Gain) / loss on remeasurement of marketable securities (see Note 15)	(6,129)	(34,240)	3,639
(Gain) / loss on remeasurement of contingent liabilities	2,962	1,503	(2,336)
Share-based compensation	23,045	17,482	15,066
Depreciation and amortization	371,878	313,966	274,432
Deferred tax benefit (see Note 12)	(1,565)	(222)	(507)
Amortization of below market lease	(7,347)	(7,442)	(7,399)
Amortization of debt premium	(1,467)	(4,962)	(6,353)
Amortization of deferred financing costs	3,090	2,988	3,233
Amortization of ground lease intangibles	752	752	1,638
Loss on extinguishment of debt (see Note 8)	5,209	16,505	1,190
Loss on remeasurement of notes receivable (see Note 4)	3,275	—	—
Loss on remeasurement of investment in nonconsolidated affiliates (see Note 6)	1,608	—	—
Income from nonconsolidated affiliates (see Note 6)	(1,740)	(1,374)	(790)
Distributions from nonconsolidated affiliates	4,088	3,049	—
Change in notes receivable from financed sales of inventory homes, net of repayments	(176)	2,988	(2,299)
Change in inventory, other assets and other receivables, net	10,853	(44,322)	(39,514)
Change in other liabilities	21,951	48,326	4,098
Net Cash Provided By Operating Activities	548,948	476,734	363,114
Investing Activities
Investment in properties	(538,523)	(569,261)	(389,399)
Acquisitions of properties, net of cash acquired	(1,946,015)	(472,681)	(320,268)
Proceeds from dispositions of assets and depreciated homes, net	55,395	61,337	55,855
Proceeds from disposition of properties	12,612	—	—
Issuance of notes and other receivables	(45,650)	(18,122)	(216)
Repayments of notes and other receivables	12,173	4,542	4,312
Investments in nonconsolidated affiliates	(47,241)	(60,742)	(84,997)
Distributions from nonconsolidated affiliates	10,732	44,470	970
Net Cash Used For Investing Activities	(2,486,517)	(1,010,457)	(733,743)
Financing Activities
Issuance of common stock, OP units, and preferred OP units, net	1,850,611	440,782	623,540
Redemption of Series G preferred OP units	(2,000)	—	—
Redemption of Series B-3 preferred OP units	—	(2,675)	(4,105)
Borrowings on lines of credit	1,585,904	3,881,543	1,542,677
Payments on lines of credit	(1,361,538)	(3,883,950)	(1,456,486)
Proceeds from issuance of other debt	491,784	923,721	250,000
Payments on other debt	(230,330)	(552,868)	(298,754)
Prepayment penalty on collateralized term loans	(6,226)	(18,838)	(2,024)
Proceeds received from return of prepaid deferred financing costs	—	1,618	—
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(313,137)	(276,697)	(242,813)
Payments for deferred financing costs	(14,224)	(6,756)	(2,130)
Net Cash Provided By Financing Activities	2,000,844	505,880	409,905
Effect of exchange rate changes on cash, cash equivalents and restricted cash	189	411	(523)
Net change in cash, cash equivalents and restricted cash	63,464	(27,432)	38,753
Cash, cash equivalents and restricted cash, beginning of period	34,830	62,262	23,509
Cash, Cash Equivalents and Restricted Cash, End of Period	$98,294	$34,830	$62,262

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Supplemental Information
Cash paid for interest (net of capitalized interest of $9,424, $7,943 and $4,328 respectively)	$135,986	$134,990	$126,153
Cash paid for interest on mandatorily redeemable debt	$4,177	$4,698	$2,551
Cash paid for income taxes	$1,115	$948	$461
Noncash investing and financing activities
Reduction in secured borrowing balance	$—	$107,731	$21,451
Change in distributions declared and outstanding	$15,280	$8,452	$7,889
Conversion of common and preferred OP units	$1,022	$11,310	$1,515
Asset held for sale	$32,145	$—	$—
Conversion of Series A-4 preferred stock	$—	$31,739	$675
Noncash investing and financing activities at the date of acquisition
Acquisitions - Common stock and OP units issued	$37,565	$313,391	$—
Acquisitions - Equity Interests - NG Sun LLC (see Note 7)	$—	$—	$21,976
Acquisitions - Preferred Equity - Sun NG RV Resorts LLC (see Note 7)	$—	$—	$35,277
Acquisitions - Debt	$837,800	$61,900	$3,120
Acquisitions - Series D preferred interest	$—	$51,930	$—
Acquisitions - Series E preferred interest	$9,000	$—	$—
Acquisitions - Series F preferred interest	$9,000	$—	$—
Acquisitions - Series G preferred interest	$27,261	$—	$—
Acquisitions - Series H preferred interest	$58,113	$—	$—
Acquisitions - Series I preferred interest	$94,540	$—	$—
Acquisitions - Escrow	$—	$392	$—
Acquisitions - Contingent consideration liability	$9,000	$—	$—

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

		Stockholders’ Equity
	Temporary Equity	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interests	Total Stockholders’ Equity	Total Equity
Balance at December 31, 2017	$43,066	$797	$3,758,533	$(1,162,001)	$1,102	$65,256	$2,663,687	$2,706,753
Issuance of common stock and common OP units, net	—	66	623,474	—	—	—	623,540	623,540
Conversion of OP units	(342)	1	1,514	—	—	(1,173)	342	—
Conversion of series A-4 preferred stock	(675)	—	675	—	—	—	675	—
Other redeemable noncontrolling interests	21,976	—	—	—	—	—	—	21,976
Share-based compensation - amortization and forfeitures	—	—	14,753	313	—	—	15,066	15,066
Foreign currency translation	—	—	—	—	(5,606)	(272)	(5,878)	(5,878)
Net income	241	—	—	111,715	—	8,202	119,917	120,158
Distributions	(674)	—	—	(238,513)	—	(11,514)	(250,027)	(250,701)
Balance at December 31, 2018	$63,592	$864	$4,398,949	$(1,288,486)	$(4,504)	$60,499	$3,167,322	$3,230,914
Issuance of common stock and common OP units, net	—	58	754,116	—	—	—	754,174	754,174
Conversion of OP units	(9,652)	5	11,305	—	—	(1,658)	9,652	—
Conversion of Series A-4 preferred stock	(31,739)	5	31,734	—	—	—	31,739	—
Other redeemable noncontrolling interests	4,451	—	—	(553)	—	—	(553)	3,898
Share-based compensation - amortization and forfeitures	—	—	17,160	322	—	—	17,482	17,482
Issuance of Series D OP units	51,930	—	—	—	—	—	—	51,930
Foreign currency translation	—	—	—	—	3,173	155	3,328	3,328
Net income	1,599	—	—	167,611	—	8,169	175,780	177,379
Distributions	(2,177)	—	—	(272,035)	—	(10,937)	(282,972)	(285,149)
Balance at December 31, 2019	$78,004	$932	$5,213,264	$(1,393,141)	$(1,331)	$56,228	$3,875,952	$3,953,956
Issuance of common stock and common OP units, net	—	143	1,850,468	—	—	37,565	1,888,176	1,888,176
Conversion of OP units	—	1	1,021	—	—	(1,022)	—	—
Other redeemable noncontrolling interests	1,485	—	—	(272)	—	—	(272)	1,213
Share-based compensation - amortization and forfeitures	—	—	22,729	316	—	—	23,045	23,045
Issuance of Series preferred E OP units	—	—	181	—	—	8,819	9,000	9,000
Issuance of Series preferred F OP units	8,966	—	—	—	—	—	—	8,966
Issuance of Series preferred G OP units	27,261	—	—	—	—	—	—	27,261
Redemption of Series G OP Units	(2,000)	—	—	—	—	—	—	(2,000)
Issuance of Series preferred H OP units	58,113	—	(5)	—	—	4,250	4,245	62,358
Issuance of Series preferred I OP units	94,540	—	—	—	—	—	—	94,540
Foreign currency translation	—	—	—	—	4,509	(304)	4,205	4,205
Remeasurement of notes receivable and equity method investment (see Note 19)	—	—	—	1,953	—	—	1,953	1,953
Net income	519	—	—	138,550	—	8,382	146,932	147,451
Distributions	(2,509)	—	—	(314,042)	—	(11,866)	(325,908)	(328,417)
Balance at December 31, 2020	$264,379	$1,076	$7,087,658	$(1,566,636)	$3,178	$102,052	$5,627,328	$5,891,707

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Business

Sun Communities, Inc., a Maryland corporation, and all wholly-owned or majority-owned and controlled subsidiaries, including Sun Communities Operating Limited Partnership, a Michigan limited partnership (the “Operating Partnership”), Sun Home Services, Inc., a Michigan corporation (“SHS”), and Safe Harbor Marinas, LLC (“Safe Harbor”) are referred to herein as the “Company,” “us,” “we,” and “our.”

We are a fully integrated, self-administered and self-managed real estate investment trust (“REIT”). As of December 31, 2020, we owned and operated or had an interest in a portfolio of 552 MH communities, RV resorts, and marinas (collectively, the “properties”) located in 39 states throughout the United States and Ontario, Canada, including 276 MH communities, 136 RV resorts, 34 properties containing both MH and RV sites, and 106 marinas. As of December 31, 2020, the properties contained an aggregate of 188,176 developed sites comprised of 96,688 developed MH sites, 27,564 annual RV sites (inclusive of both annual and seasonal usage rights), 25,043 transient RV sites, and 38,881 wet slips and dry storage spaces.

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

Estimates inherent in the current financial reporting process inevitably involve assumptions about future events. Since December 2019, a novel strain of coronavirus, referred to as the COVID-19 virus, has spread to countries in which we operate. COVID-19 has become a global pandemic. Commencing in March 2020, authorities in jurisdictions where our properties are located have issued restrictions on travel and the types of businesses that may continue to operate. Those restrictions were relaxed throughout the year leading to all properties being able to open, however government regulations may limit the amenities available at any given property. The extent and duration of the business restrictions will have an effect on estimates used in the preparation of financial statements. This includes the net operating income (“NOI”) assumptions in our long-lived asset impairment testing, the ultimate collectability of rent payments from residents and guests due to the effects of COVID-19 on their financial position, and fair value measurement changes for financial assets that we have elected to measure at fair value.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions related to the reported amounts included in our Consolidated Financial Statements and accompanying footnotes thereto. Actual results could differ from those estimates.

Segment Information

ASC Topic 280, “Segment Reporting” (“ASC 280”), establishes standards for the way the business enterprises report information about operating segments in its financial statements. In accordance with ASC 280, management has determined that we have two operating segments, Real Property Operations and Home Sales and Rentals. The Real Property Operations segment owns, operates, develops, or has an interest in, a portfolio of MH communities, RV resorts and marinas throughout the U.S. and in Canada, and is in the business of acquiring, operating, and expanding MH, RV and marinas. The Home Sales and Rentals segment offers MH and RV park model sales and leasing services to tenants and prospective tenants of our communities and resorts. We evaluate segment operating performance based on NOI and gross profit. Refer to Note 20, “Subsequent Events,” for information regarding segment reporting after December 31, 2020.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investment Property

Investment property is recorded at cost, less accumulated depreciation.

Impairment of long-lived assets - We estimate the fair value of our long-lived assets based on discounted future cash flows and any potential disposition proceeds for a given asset. Forecasting cash flows requires management to make estimates and assumptions about such variables as the estimated holding period, rental rates, occupancy, development, and operating expenses during the holding period, as well as disposition proceeds. Management uses its best judgment when developing these estimates and assumptions, but the development of the projected future cash flows is based on subjective variables. Future events could occur which would cause us to conclude that impairment indicators exist, and significant adverse changes in national, regional, or local market conditions or trends may cause us to change the estimates and assumptions used in our impairment analysis. The results of an impairment analysis could be material to our financial statements.

We review the carrying value of long-lived assets to be held and used for impairment quarterly or whenever events or changes in circumstances indicate a possible impairment. Our primary indicator for potential impairment is based on NOI trends period over period. Circumstances that may prompt a test of recoverability may include a significant decrease in the anticipated market price, an adverse change to the extent or manner in which an asset may be used or in its physical condition or other events that may significantly change the value of the long-lived asset. An impairment loss is recognized when a long-lived asset’s carrying value is not recoverable and exceeds estimated fair value.

Real Estate Held For Sale - We periodically classify real estate as “held for sale.” An asset is classified as held for sale after an active program to sell an asset has commenced and when the sale is probable. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Within Other Assets, net on the Consolidated Balance Sheets is $32.1 million of real estate held for sale which is the carrying value of four properties as of December 31, 2020.

Acquisitions - We evaluate acquisitions pursuant to ASC 805 “Business Combinations” to determine whether the acquisition should be classified as either an asset acquisition or a business combination.

Acquisitions for which substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets are accounted for as an asset acquisition. Most of our property acquisitions are accounted for as asset acquisitions. For asset acquisitions, we allocate the purchase price of these properties on a relative fair value basis and capitalize direct acquisition related costs as part of the purchase price. Acquisition costs that do not meet the criteria to be capitalized are expensed as incurred and presented as General and administrative costs in our Consolidated Statements of Operations.

Acquisitions that meet the definition of a business combination are recorded at fair value using a fair value model under which the assets and liabilities are generally recognized at their fair values and the difference between the consideration transferred, excluding transaction costs, and the fair values of the assets and liabilities is recognized as goodwill. For acquisitions that meet the definition of a business combination, we allocate the purchase price of those properties on a fair value basis and expense the acquisitions related transaction costs as incurred. Transaction costs are presented as Business combination expense in our Consolidated Statements of Operations.

For asset acquisitions and business combinations, we allocate the purchase price to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase price, we utilize an independent third-party to value the net tangible and identified intangible assets in connection with the acquisition of the respective property. We provide historical and pro forma financial information obtained about each property, as well as any other information needed in order for the third-party to ascertain the fair value of the tangible and intangible assets (including in-place leases) acquired.

Capitalized Costs

We capitalize certain costs incurred in connection with the development, redevelopment, capital enhancement and leasing of our properties. Management is required to use professional judgment in determining whether such costs meet the criteria for capitalization or immediate expense. The amounts are dependent on the volume and timing of such activities, and the costs associated with such activities:

Maintenance, repairs, and minor improvements to properties are expensed when incurred.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Renovations and improvements to our properties are capitalized and depreciated over their estimated useful lives and real estate project costs related to the development of new community or expansion sites are capitalized until the property is substantially complete and available for occupancy. Costs incurred to initially renovate pre-owned and repossessed homes that we acquire for our Rental Program are capitalized, and the majority of costs incurred to refurbish the homes at turnover and repair the homes while occupied, are expensed unless they extend the life of the home. Renovations and improvements to marinas are capitalized and depreciated over their estimated useful lives. Improvements made to docks, buildings, systems, equipment, shorelines and site improvements are capitalized until the project is substantially complete and available for use.

Certain expenditures to dealers and residents related to obtaining lessees in our communities are capitalized and amortized based on the anticipated term of occupancy of a resident.

Costs associated with implementing our software are capitalized and amortized over the estimated useful lives of the related software and hardware.

Costs associated with purchases of furniture, fixtures and equipment, major replacements and improvements are capitalized and subsequently depreciated over their respective underlying assets estimated useful lives.

Costs incurred to obtain new debt financing (i.e. deferred financing costs) are capitalized and amortized over the terms of the underlying loan agreement using the straight-line method (which approximates the effective interest method). Deferred financing costs include fees and costs incurred to obtain long-term financing. Unamortized deferred financing costs are written off when debt is retired before the maturity date. Upon amendment of the lines of credit or refinancing of mortgage debt, unamortized deferred financing costs and any related discounts or premiums are accounted for in accordance with FASB Accounting Standards Codification (“ASC”) 470-50-40, “Modifications and Extinguishments.” At December 31, 2020 and 2019, $11.7 million and $4.5 million of lines of credit deferred financing costs, respectively, were presented as a component of Other assets, net on the Consolidated Balance Sheets. At December 31, 2020 and 2019, $13.9 million and $7.9 million of deferred financing costs and discounts and premiums, respectively, were netted and presented as a component of Mortgage loans payable on the Consolidated Balance Sheets.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less from the date of purchase to be cash and cash equivalents. At December 31, 2020 and 2019, $83.0 million and $22.1 million of Cash and Cash Equivalents, respectively, was included as a component of Cash, cash equivalents and restricted cash on the Consolidated Balance Sheets. The maximum amount of credit risk arising from cash deposits in excess of federally insured amounts was approximately $74.5 million and $22.9 million as of December 31, 2020 and 2019, respectively.

Restricted Cash

Restricted cash consists primarily of cash deposited in acquisition escrow accounts held by title companies in relation to certain future acquisitions, amounts held in deposit for tax, insurance, and repair escrows held by lenders in accordance with certain debt agreements. At December 31, 2020 and 2019, $15.3 million and $12.7 million of restricted cash, respectively, was included as a component of Cash, cash equivalents and restricted cash on the Consolidated Balance Sheets. Changes in the restricted cash are reported in our Consolidated Statements of Cash Flows as operating, investing or financing activities based on the nature of the underlying activity. Restricted cash and restricted cash equivalents are included with cash and cash equivalents in the reconciliation of the beginning-of-period and the end-of-period cash balance on the Consolidated Statements of Cash Flows.

Marketable Securities

Marketable securities are recorded at fair value with changes in fair value recorded in Gain / (Loss) on remeasurement of marketable securities on the Consolidated Statement of Operations. The values of marketable securities as of December 31, 2020 and 2019 were $124.7 million and $94.7 million, respectively, and are disclosed on the Consolidated Balance Sheets.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Inventory

Inventory of manufactured homes is stated at lower of specific cost or net realizable value based on the specific identification method and the balance is separately disclosed on our Consolidated Balance Sheet. Other inventory at our MH and RV properties consists primarily of service and merchandise related items, grocery, food and beverage products and are stated at the lower of cost or net realizable value. Physical inventory counts are performed where inventory exists. Inventory records are adjusted accordingly to reflect actual inventory counts and any resulting shortage is recognized. The inventory balance is included in Other assets, net on our Consolidated Balance Sheet.

Inventory at our marinas consists primarily of boat parts used in our service centers and retail related items such as merchandise used in our ship stores, gasoline and diesel fuel, and food and beverage products. Inventories at our marinas are stated at the lower of cost or net realizable value with cost determined using the weighted-average method. Physical inventory counts are performed where inventory exists. Inventory records are adjusted accordingly to reflect actual inventory counts and any resulting shortage is recognized.

Investments in Nonconsolidated Affiliates

We apply the equity method of accounting to entities in which we do not have a direct or indirect controlling interest or for variable interest entities where we are not considered the primary beneficiary but can exercise influence over the entity with respect to its operations and major decisions. Under the equity method of accounting, the cost of an investment is adjusted for our share of the equity in net income or loss from the date of acquisition, reduced by distributions received and increased by contributions made. The income or loss of each entity is allocated in accordance with the provisions of the applicable operating agreements. The allocation provisions in these agreements may differ from the ownership interests held by each investor. The cost method is applied when (a) the investment is minimal (typically less than 5.0 percent) and (b) our investment is passive. Our exposure to losses associated with nonconsolidated joint ventures is primarily limited to the carrying value of these investments. Accordingly, distributions from a joint venture in excess of our carrying value are recognized in earnings. We review the carrying value of our investments in nonconsolidated affiliates for other than temporary impairment whenever events or changes in circumstances indicate a possible impairment. Financial condition, operational performance, and other economic trends are among the factors we consider when we evaluate the existence of impairment indicators. Refer to Note 6, “Investments in Nonconsolidated Affiliates,” for additional information.

Notes and Other Receivables

Notes receivable - include installment loans for manufactured homes purchased by us and notes receivable from real estate developers.

Installment Notes Receivable on Manufactured Homes - represent notes receivable for the purchase of manufactured homes primarily located in our communities, which are collateralized by the underlying manufactured home sold. Interest income is accrued based upon the unpaid principal balance of the loans. Past due status of our notes receivable is determined based upon the contractual terms of the note. When a note receivable becomes 60 days delinquent, we stop accruing interest on the note receivable. The interest on nonaccrual loans is accounted for on the cash basis until qualifying for return to accrual.

Due to the election of the fair value option upon adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments,” (“CECL”) effective January 1, 2020, our installment notes receivable on manufactured homes are measured at fair value pursuant to FASB ASC 820, “Fair Value Measurements and Disclosures.”

At adoption, we recorded a fair value adjustment to retained earnings. Subsequent to the adoption, the fair value is evaluated quarterly, and the fair value adjustments are recorded in Loss on remeasurement of notes receivable on the Consolidated Statement of Operations. Refer to Note 15, “Fair Value of Financial Instruments,” for additional information regarding the estimates and assumptions used to estimate the fair value of each financial instrument class.

For the period prior to the adoption of CECL, installment notes receivable are reported at their outstanding unpaid principal balance adjusted for an allowance for loan loss.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Notes Receivable from Real Estate Developers - represent short term construction loans provided to real estate developers. We elected the fair value option for notes receivable from our real estate developers as of January 1, 2020 pursuant to FASB ASC 820, “Fair Value Measurements and Disclosures.” The adoption of fair value did not result in any opening balance adjustments as the carrying values of these notes generally approximate their fair market values either due to the short-term nature of the loan and / or the note being secured by underlying collateral and / or personal guarantees. Subsequent to the adoption, the fair value is evaluated quarterly, and any fair value adjustments are recorded in Loss on remeasurement of notes receivable on the Consolidated Statement of Operations. Refer to Note 15, “Fair Value of Financial Instruments,” for additional information regarding the estimates and assumptions used to estimate the fair value of each financial instrument class. Refer to Note 15, “Fair Value of Financial Instruments,” for additional information regarding the estimates and assumptions used to estimate the fair value of each financial instrument class.

Other receivables - are generally comprised of amounts due from residents for rent and related charges (utility charges, fees and other pass through charges), home sale proceeds receivable from sales near year end, amounts due from marina customers for storage service and lease payments, and various other miscellaneous receivables. Adoption of CECL did not require incremental CECL reserves as we believe that the risk of future expected loss on those accounts is immaterial due to the short-term nature of the accounts, history of collectability, past relationships and various other mitigating factors. Accounts receivable from residents are typically due within 30 days and stated at amounts due from residents net of an allowance for doubtful accounts. Accounts receivable from marina customers are stated at amounts due from marina customer net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. We evaluate the recoverability of our receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan and lease agreements. Receivables related to community rents are reserved when we believe that collection is less than probable, which is generally after a resident balance reaches 60 to 90 days past due. Receivables related to our marina rents are reserved when we believe that collection is less than probable, which is generally 50 percent for Dockmaster receivable balances over 180 days, and 60 percent after the balance reaches 60 days past due for all other receivables.

Refer to Note 4, “Notes and Other Receivables,” for additional detail on receivables.

Refer to Note 19, “Recent Accounting Pronouncements,” for additional detail on the adoption of CECL.

Goodwill

We account for goodwill pursuant to ASC 350, “Intangibles-Goodwill and Other.” ASC 350-20, “Goodwill and Other” allows entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit (i.e. the first step of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not greater than the carrying amount, a quantitative calculation would not be needed. Goodwill represents the excess of costs of an acquired business over the fair value of the identifiable assets acquired less identifiable liabilities assumed. Goodwill is not amortized. Goodwill is tested for impairment at the operating segment level. If the fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. We assess our goodwill for impairment on an annual basis or more frequently if events or changes in circumstances arise and impairment indicators are identified. As of December 31, 2020, we recognized $428.8 million of goodwill from the acquisition of Safe Harbor and other marinas accounted for as business combination. The goodwill is attributable to the intellectual capital and going concern value of the acquired business.

Goodwill is deductible for income tax purposes. As such, the goodwill portion allocated to our taxable REIT subsidiary entities will reduce their taxable income. Given that REITs do not customarily report any taxable income (due to the dividends paid deduction), we do not expect any significant tax benefits arising from the goodwill allocable to the REIT.

The carrying amount of goodwill is separately disclosed on our Consolidated Balance Sheets. Refer to Note 5, “Goodwill and Other Intangible Assets,” for additional information on goodwill.

Other Intangible Assets

Intangible assets with finite lives - we amortize identified intangible assets that are determined to have finite lives over the period the assets are expected to contribute directly or indirectly to the future cash flows of the property or business.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Trademarks and trade names - we account for trademarks and trade names pursuant to ASC 350, “Intangibles-Goodwill and Other.” All trademarks and trade names have an indefinite useful life except for one that has a finite useful life. Trademarks and trade names with finite lives are amortized over their useful life. Trademarks and trade names with indefinite-lives are not amortized. Trademarks and Trade names are reviewed for impairment on an annual basis or more frequently if indicators of impairment are identified. We first review qualitative factors to determine if a quantitative impairment test is necessary. If the qualitative assessment reveals that it’s “more likely than not” that the asset is impaired, a calculation of the fair value is performed and the asset is written down to its implied fair value, if it is lower than its carrying amount. As of December 31, 2020, we recognized $99.8 million of trademarks and trade names in relation to the acquisition of Safe Harbor and other marinas accounted for as business combinations.

The carrying amounts of the other identified intangible assets are included in Other intangible assets, net on our Consolidated Balance Sheets. Refer to Note 5, “Goodwill and Other Intangible Assets,” for additional information on other intangibles.

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

Share-Based Compensation

Share-based compensation cost for service vesting restricted stock awards is measured based on the closing share price of our common stock on the date of grant. We measure the fair value of awards with performance conditions based on an estimate of shares expected to vest using the closing price of our common stock as of the grant date. If it is not probable that the performance conditions will be satisfied, we do not recognize compensation expense. We estimate the fair value of share-based compensation for restricted stock with market conditions using a Monte Carlo simulation. We recognize compensation cost ratably over each tranche of shares based on the fair value estimated by the model. Refer to Note 10, “Share-Based Compensation,” for additional information.

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

ASC 820 requires disclosure regarding determination of fair value for assets and liabilities and establishes a three-tiered fair value hierarchy under which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumption. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair value hierarchy:

Level 1 - Quoted unadjusted prices for identical instruments in active markets that we have the ability to access;

Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severity, etc.) in active markets or can be corroborated by observable market data; and

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The unobservable inputs reflect our assumptions about the assumptions that market participants would use.

Refer to Note 15, “Fair Value of Financial Instruments,” for additional information on methods and assumptions used to estimate the fair value of each financial instrument class.

Revenue Recognition

As a real estate owner and operator, the majority of our revenue is derived from site and home leases that are accounted for pursuant to ASC 842 “Leases.” We account for all revenue from contracts with customers following ASC 606, “Revenue from Contracts with Customers” except for those that are within the scope of other topics in the FASB accounting standards codification. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. A five-step transactional analysis is required to determine how and when to recognize revenue. For transactions in the scope of ASC 606, we recognize revenue when control of goods or services transfers to the customer, in the amount that we expect to receive for the transfer of goods or provision of services. Refer to Note 2, “Revenue,” for additional information.

Income from real property at our MH and RV properties is revenue from residents and guests in our communities who lease the site on which their home or RV is located, and either own or lease their home. Resident leases are generally for one-year, but may range from month-to-month to two year terms and are renewable by mutual agreement between the parties, or in some cases, as provided by statute. Revenue from site and home leases falls under the scope of ASC 842, and is accounted for as operating leases with straight-line recognition. Income from real property includes income from site leases for annual MH residents, site leases for annual RV residents and site rentals to transient RV residents. Non-lease components of our site lease contracts, which are primarily provision of utility services, are accounted for with the site lease as a single lease under ASC 842. Additionally, we include collections of real estate taxes from residents within Income from real property.

Income from real property also includes rental income attributable to our marinas that consists primarily of storage lease revenues, slip rental revenues, and commercial lease income. The majority of our storage space leases and slip rental have annual terms that are generally billed seasonally and are renewable by mutual agreement between the parties. Storage space leases and slip rentals are paid annually, seasonally, quarterly, monthly, or transient by night. Storage lease revenues are typically earned on a monthly basis over the course of the term of the lease. Similar to storage leases, slip rental revenues are recognized as earned on a monthly basis during the sliprental season. When payment is received in advance of being earned, those amounts are classified as deferred revenues. Commercial lease income is typically earned on a monthly basis. We recognize lease income on a straight-line basis when rental agreements contain material escalation clauses. Additionally, rental income which includes boat and lodging rentals is included in Income from real property. Income from boat and lodging rentals is earned when services have been rendered. Similarly, retail, fuel, restaurant, and service revenues are earned when items are purchased or services are rendered and are included in Income from real properties. Those revenues are recognized net of taxes collected from customers and submitted to taxing authorities.

Revenue from home sales - our taxable REIT subsidiary, SHS, sells manufactured homes to current and prospective residents in our communities. We recognize revenue for home sales pursuant to ASC 606 as manufactured homes are tangible personal property that can be located on any land parcel. Manufactured homes are not permanent fixtures or improvements to the underlying real estate and we therefore do not consider them to be subject to the guidance in ASC 360-20 “Real Estate Sales.” In accordance with the core principle of ASC 606, we recognize revenue from home sales at the time of closing when control of the home transfers to the customer. After closing of the sale transaction, we have no remaining performance obligation. As of December 31, 2020, and December 31, 2019, we had $23.6 million and $20.9 million, respectively, of receivables from contracts with customers, which consists of home sales proceeds, and are presented as a component of Notes and other receivables, net on our Consolidated Balance Sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes. We report real estate taxes collected from residents and remitted to taxing authorities in revenue.

Rental home revenue - is comprised of rental agreements whereby we lease homes to residents in our communities. We account for these revenues under ASC 842.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Ancillary revenue - is primarily composed of proceeds from restaurant, golf, merchandise, retail, fuel, service and other activities at our RV resorts and marinas, and is included in the scope of ASC 606. Revenues are recognized at the point of sale when control of the good or service transfers to the customer and our performance obligation has been satisfied. In addition, leasing of short-term vacation home rentals is included within ancillary revenue and falls within the scope of ASC 842. Marina rental income, which includes boat rentals, is included in ancillary revenue, and is earned when the customer takes control of good or service. Sales and other taxes that we collect concurrent with revenue-producing activities are excluded from the transaction price.

Interest income - is earned primarily on our notes receivable, which include installment notes receivables on manufactured homes purchased by us from loan originators and notes receivable from real estate developers. Interest income on these receivables is accrued based on the unpaid principal balances of the underlying loans on a level yield basis over the life of the loans. Interest income is not in the scope of ASC 606. Refer to Note 4, “Notes and Other Receivables,” for additional information.

Brokerage commissions and other revenues - comprise (a) brokerage commissions at our marinas, and (b) brokerage commissions for sales of manufactured homes at our MH and RV properties, where we act as agent and arrange for a third party to transfer a manufactured home, a park model or a boat to a customer within one of our properties. Brokerage commission revenues are recognized on a net basis at closing, when the transaction is completed and our performance obligations have been fulfilled. Other revenues primarily include management fee revenue earned from managing third party owned marinas.

Advertising Costs

Advertising costs are expensed as incurred. As of December 31, 2020, 2019 and 2018, we had advertising costs of $8.3 million, $6.7 million and $6.2 million, respectively.

Depreciation and Amortization

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets, ranging from three months to 40 years depending upon the asset classification.

Asset lives	Useful Life
Land improvement and building	15 years	-	40 years
Rental homes	10 years
Furniture, fixtures and equipment	5 years	-	30 years
Computer hardware and software	3 years	-	5 years
Dock improvements	15 years	-	40 years
Site improvements	7 years	-	40 years
Leasehold improvement	Lesser of lease term or useful life of assets
In-place leases	3 months	-	13 years
Slip in-place leases	6 months	-	7 months
Goodwill	Indefinite
Non - competition agreements	5 years
Trademarks and trade names	Various(1)
Customer Relationships	1 year	-	7.5 years
Franchise agreements and other intangible assets	4.5 years	-	20 years
(1) All trademarks and trade names have an indefinite useful life except for one that has a two and a half year useful life.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2020, we recorded a foreign currency translation gain of $8.0 million as compared to a foreign currency translation gain of $4.6 million for the year ended December 31, 2019 and $8.2 million foreign currency translation loss for the year ended December 31, 2018 on our Consolidated Statements of Operations.

Accounting for leases

In February 2016, the FASB issued ASC 2016-02 codified in ASC Topic 842, “Leases,” which amends the guidance in former ASC Topic 840, Leases. On January 1, 2019, we adopted ASC 2016-02. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right of-use (“ROU”) assets and lease liabilities on the balance sheets for those leases classified as operating leases and disclose key information about leasing arrangements. At adoption, we elected the package of practical expedients, which permits us not to reassess expired or existing contracts containing a lease, the lease classification for expired or existing contracts, initial direct costs for any existing leases. We elected not to allocate lease obligation between lease and non-lease components of our agreements for both leases where we are a lessor and leases where we are a lessee. We did not elect the hindsight practical expedient, which permits us to use hindsight in determining the lease terms and impairment implications. We did not elect to use a portfolio approach in the valuation of ROU assets and corresponding liabilities. Some ROU assets include an extension option, which is included in the ROU assets and liabilities only if we are reasonably certain to exercise the option.

Lessee Accounting

We determine if an arrangement is a lease at inception. Our operating lease agreements are primarily for land and submerged land under non-cancelable operating leases at certain properties, executive office spaces, and certain equipment leases. The ROU asset and liabilities are included within Other assets, net and Other liabilities on the Consolidated Balance Sheets.

For operating leases with a term greater than one year, we recognize the ROU assets and liabilities related to the lease payments on the Consolidated Balance Sheets. The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The ROU assets represent our right to use the underlying assets for the term of the lease and the lease liabilities represent our obligation to make lease payments arising for the agreements. The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. The ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus unamortized initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The ROU asset is periodically reduced by impairment losses. As of December 31, 2020, we have not encountered any impairment losses. Variable lease payments, except for the ones that depend on index or rate, are excluded from the calculation of the ROU assets and lease liabilities and are recognized as variable lease expense in the Consolidated Statements of Operations in the period in which they are incurred. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Many of our lessee agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. The lease liability costs are amortized over the straight-line method over the term of the lease. Operating leases with a term of less than one year are recognized as a lease expense over the term of the lease, with no asset or liability recognized on the Consolidated Balance Sheets.

Finance leases where we are the lessee are included in Other assets, net and Other liabilities on our Consolidated Balance Sheets. The lease liabilities are initially measured in the same manner as operating leases and are subsequently measured at amortized cost using the effective interest method. The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. For finance leases the ROU asset is subsequently amortized using the straight-line method from the lease commencement date to the earlier of the end of its useful life or the end of the lease term unless the lease transfers ownership of the underlying asset to us, or we are reasonably certain to exercise an option to purchase the underlying asset. In those cases, the ROU asset is amortized over the useful life of the underlying asset. Amortization of the ROU asset is recognized and presented separately from interest expense on the lease liability. ROU assets are periodically reduced by impairment losses. As of December 31, 2020, we have had no impairment losses. Refer to Note 17, “Leases,” for information regarding leasing activities.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lessor Accounting

Our income from real property and rental home revenue at our MH and RV properties is derived from rental agreements where we are the lessor. Our recognition of rental revenue remains mainly consistent with previous guidance, apart from the narrower definition of initial direct costs that can be capitalized. ASC 842 limits the definition of initial direct costs to only the incremental costs of signing a lease. Internal sales employees’ compensation, payroll-related fringe benefits, certain legal fees rendered prior to the execution of a lease, negotiation costs, advertising and other origination effort costs no longer meet the definition of initial direct costs under the new standard, and therefore are accounted for as general and administrative expense in our Consolidated Statements of Operations. ASC 842 permits the capitalization of direct commission costs.

Our MH and RV sites are typically leased to customers on an annual basis. Seasonal RV sites are generally leased to customers for a period less than one year. Transient RV sites are leased to customers on a short-term basis. In addition, customers may lease homes that are located in our MH communities.

Our MH and RV leases with customers are classified as operating leases. Lease income from tenants is recognized on a straight-line basis over the terms of the relevant lease agreement and is included within Income from real property, Rental home revenue and Ancillary revenue on the Consolidated Statements of Operations. When collectability is not reasonably assured, the resident is placed on non-accrual status and revenue is recognized when cash payments are received.

Rental income from customers for wet slips and dry storage spaces at our marinas, is accounted for pursuant to ASC 842. Wet slips and dry storage spaces are typically leased to customers on an annual basis. Seasonal wet slips and dry storage spaces are generally leased to customers for a period less than one year. Transient wet slips and dry storage spaces are leased to customers on a short-term basis. Our wet slips and dry storage space leases are classified as operating leases with lease income recognized over the term of the respective operating lease or the length of a customer's stay.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Revenue

Disaggregation of Revenue

The following table disaggregates our revenue by major source (in thousands):

	Year Ended
	December 31, 2020			December 31, 2019			December 31, 2018
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues
Income from real property	$1,030,636	$—	$1,030,636	$914,907	$—	$914,907	$816,830	$—	$816,830
Revenue from home sales	—	175,699	175,699	—	181,936	181,936	—	166,031	166,031
Rental home revenue	—	62,646	62,646	—	57,572	57,572	—	53,657	53,657
Ancillary revenue	102,017	—	102,017	77,638	—	77,638	63,250	—	63,250
Interest income	10,119	—	10,119	17,857	—	17,857	20,852	—	20,852
Brokerage commissions and other revenues, net	17,230	—	17,230	14,127	—	14,127	6,205	—	6,205
Total Revenues	$1,160,002	$238,345	$1,398,347	$1,024,529	$239,508	$1,264,037	$907,137	$219,688	$1,126,825

Our revenue consists primarily of income from real property at our MH, RV and marinas properties, revenue from home sales, rental home revenue, ancillary revenue, interest income, brokerage commissions and other revenue.

The majority of our revenue is derived from site and home leases that are accounted for pursuant to ASC 842. We account for all revenue from contracts with customers following ASC 606, “Revenue from Contracts with Customers” except for those that are within the scope of other topics in the FASB accounting standards codification. Refer to Note 1, “Significant Accounting Policies,” for additional information.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Real Estate Acquisitions and Dispositions

2020 Acquisitions and dispositions

Communities

For the year ended December 31, 2020, we acquired the following MH communities and RV resorts and portfolios:

Property Name	Acquisition Type	Property Type	Sites	State	Month Acquired
Cape Cod(1)	Asset acquisition	RV	230	MA	January
Jellystone Natural Bridge	Asset acquisition	RV	299	VA	February
Forest Springs(2)	Asset acquisition	MH	372	CA	May
Crown Villa	Asset acquisition	RV	123	OR	June
Flamingo Lake	Asset acquisition	RV	421	FL	July
Woodsmoke	Asset acquisition	RV	300	FL	September
Jellystone Lone Star	Asset acquisition	RV	344	TX	September
El Capitan & Ocean Mesa(3)(4)	Asset acquisition	RV	266	CA	September
Highland Green Estates & Troy Villa(4)	Asset acquisition	MH	1,162	MI	September
Gig Harbor	Asset acquisition	RV	115	WA	November
Maine MH Portfolio(5)	Asset acquisition	MH	1,083	ME	November
Mouse Mountain	Asset acquisition	MH / RV	304	FL	December
Lakeview Mobile Estates	Asset acquisition	MH	296	CA	December
Shenandoah Acres	Asset acquisition	RV	522	VA	December
Jellystone at Barton Lake	Asset acquisition	RV	555	IN	December
Kittatinny(4)	Asset acquisition	RV	527	NY & PA	December
		Total	6,919
(1) In conjunction with the acquisition, we issued Series E preferred OP units. As of December 31, 2020, 90,000 Series E preferred OP units were outstanding.
(2) In conjunction with the acquisition, we issued Series F preferred OP units and common OP units. As of December 31, 2020, 90,000 Series F preferred OP units, specific to this acquisition, were outstanding.
(3) In conjunction with the acquisition, we issued Series G preferred OP units. As of December 31, 2020, 240,710 Series G preferred OP units were outstanding.
(4) Includes two communities.
(5) Includes six communities.

For the year ended December 31, 2020, we acquired the following marinas and portfolios:

Property Name	Acquisition Type	Property Type	Wet Slips & Dry Storage Spaces	State	Month Acquired
Safe Harbor Marinas(1)	Business combination	Marina	37,305	Various	October
Hideaway Bay(2)	Business combination	Marina	628	GA	November
Anacapa Isle(2)	Business combination	Marina	453	CA	December
Annapolis	Asset acquisition	Marina	184	MD	December
Wickford	Asset acquisition	Marina	60	RI	December
Rybovich Portfolio(3)	Business combination	Marina	78	FL	December
Rockland	Asset acquisition	Marina	173	ME	December
	Total		38,881
(1) Includes 99 owned marinas located in 22 states. In conjunction with the acquisition, we issued Series H preferred OP units. As of December 31, 2020, 581,407 Series H preferred OP units were outstanding.
(2) Acquired in connection with Safe Harbor Marinas acquisition. Transfer of marinas was contingent on receiving third party consents.
(3) Includes two marinas. In conjunction with the acquisition, we issued Series I preferred OP units. As of December 31, 2020, 922,000 Series I preferred OP units were outstanding.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the amounts of assets acquired net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed for the year ended December 31, 2020 (in thousands):

	At Acquisition Date					Consideration
	Investment in property	Inventory of manufactured homes	Intangible assets, net	Other assets (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Debt assumed	Temporary and permanent equity	Total consider - ation
Cape Cod	$13,350	$—	$150	$(295)	$13,205	$4,205	$—	$9,000	$13,205
Jellystone Natural Bridge	11,364	—	80	(391)	11,053	11,053	—	—	11,053
Forest Springs	51,949	1,337	2,160	(107)	55,339	36,260	—	19,079	55,339
Crown Villa	16,792	—	—	(230)	16,562	16,562	—	—	16,562
Flamingo Lake	34,000	—	—	(155)	33,845	33,845	—	—	33,845
Woodsmoke	25,120	40	840	(461)	25,539	25,539	—	—	25,539
Jellystone Lone Star	21,000	—	—	(703)	20,297	20,297	—	—	20,297
El Capitan & Ocean Mesa	69,690	—	—	(10,321)	59,369	32,108	—	27,261	59,369
Highland Green Estates & Troy Villa	60,988	1,679	2,030	(15)	64,682	64,682	—	—	64,682
Gig Harbor	15,250	—	—	(22)	15,228	15,228	—	—	15,228
Maine MH Portfolio	79,890	—	1,359	30	81,279	72,479	8,800	—	81,279
Mouse Mountain	15,500	—	—	(4)	15,496	15,496	—	—	15,496
Lakeview Mobile Estates	23,750	—	—	(72)	23,678	23,678	—	—	23,678
Shenandoah Acres	17,000	—	—	(197)	16,803	16,803	—	—	16,803
Jellystone at Barton Lake	24,000	—	—	(397)	23,603	23,603	—	—	23,603
Kittatinny Portfolio	16,250	—	—	29	16,279	16,279		—	16,279
Total	$495,893	$3,056	$6,619	$(13,311)	$492,257	$428,117	$8,800	$55,340	$492,257

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the amount of assets net of liabilities assumed at the acquisition date, and the consideration paid for the acquisitions completed at our marina for the year ended December 31, 2020 (in thousands):

	At Acquisition Date					Consideration
	Investment in property	Inventory of Boats parts and retail related Items	Goodwill and other intangible assets, net	Other assets (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Debt assumed	Temporary and permanent equity	Total consideration
Asset Acquisition
Mears Annapolis	24,354	—	6,922	(546)	30,730	30,730	—	—	30,730
Wickford	3,468	—	42	(121)	3,389	3,389	—	—	3,389
Rockland(1)	14,387	48	1,097	(369)	15,163	15,163	—	—	15,163
Business Combination(2)
Safe Harbor Marinas (1)	$1,643,879	$5,700	$418,033	$(26,831)	$2,040,781	$1,141,797	$829,000	$69,984	$2,040,781
Hideaway Bay(1)	26,218	23	7,242	(1,077)	32,406	32,406	—	—	32,406
Anacapa Isle(1)	10,924	—	3,146	60	14,130	14,130	—	—	14,130
Rybovich Portfolio(1)	128,356	622	245,546	(2,037)	372,487	258,123	—	114,364	372,487
Total	$1,851,586	$6,393	$682,028	$(30,921)	$2,509,086	$1,495,738	$829,000	$184,348	$2,509,086
(1) Purchase price allocations are preliminary as of December 31, 2020, subject to revision based on final purchase price allocations.
(2) Refer to Note 5, “Goodwill and Other Intangible Assets,” for additional detail on goodwill and other intangible assets.

As of December 31, 2020, we have incurred $23.0 million of expensed business combination transaction cost (in relation to the acquisition Safe Harbor, Hideaway Bay, Anacapa Isle, and the Safe Harbor Rybovich Portfolio, as each such acquisition meets the criteria to be accounted for as business combination), and $13.4 million of capitalized transaction costs for asset acquisitions which have been allocated among the various categories above.

Refer to Note 20, “Subsequent Events,” for information regarding real estate acquisition activity after December 31, 2020.

The total amount of Revenues and Net income (loss) included in the Consolidated Statements of Operations for the year ended December 31, 2020, related to business combinations completed in 2020 are set forth in the following table (in thousands):

Year Ended
December 31, 2020
Total revenues	$47,276
Net income / (loss)	$(8,524)

The following unaudited pro forma financial information presents the results of our operations for the years ended December 31, 2020 and 2019, as if the properties acquired in 2020 had been acquired on January 1, 2019, for our 2020 acquisitions that meet the definition of business combination. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees, and purchase accounting.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisition been consummated on January 1, 2019 (in thousands, except per-share data):

	Year Ended (unaudited)
	December 31, 2020	December 31, 2019
Total revenues	$1,780,891	$1,701,566
Net income attributable to Sun Communities, Inc. common stockholders	$147,041	$187,433
Net income per share attributable to Sun Communities, Inc. common stockholders - basic	$1.51	$2.12
Net income per share attributable to Sun Communities, Inc. common stockholders - diluted	$1.51	$2.11

Land for Expansion / Development

During the year ended December 31, 2020, we acquired eight land parcels which are located in Orange Beach, Alabama; Jensen Beach, Florida; Citra Lakes, Florida; Comal County, Texas and Menifee, California for total consideration of $9.7 million. Seven of the land parcels are adjacent to existing communities.

Dispositions

On July 1, 2020, we sold a manufactured housing community located in Montana, containing 226 sites, for $12.6 million. The gain from the sale of the property was approximately $5.6 million.

2019 Acquisitions

For the year ended December 31, 2019 we acquired the following communities:

Property Name	Acquisition Type	Type	Sites	Development Sites	State	Month Acquired
Slickrock Campground	Asset acquisition	RV	193	—	UT	December
Pandion Ridge	Asset acquisition	RV	142	351	AL	November
Jensen Portfolio(1)	Asset acquisition	MH	5,230	466	Various	October
Glen Ellis	Asset acquisition	RV	244	40	NH	September
Leisure Point Resort(2)	Asset acquisition	MH / RV	502	—	DE	September
Reunion Lake	Asset acquisition	RV	202	69	LA	July
Sun Outdoors Sevierville Pigeon Forge	Asset acquisition	RV	309	—	TN	May
Massey’s Landing RV	Asset acquisition	RV	291	—	DE	February
Shelby Properties(3)	Asset acquisition	MH	1,308	—	MI	February
Buena Vista	Asset acquisition	MH	400	—	AZ	February
Country Village Estates(4)	Asset acquisition	MH	518	—	OR	January
Hid’n Pines RV	Asset acquisition	RV	321	—	ME	January
Hacienda del Rio	Asset acquisition	MH (Age-Restricted)	730	—	FL	January
		Total	10,390	926
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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the amounts of assets acquired net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed in 2019 (in thousands):

	At Acquisition Date					Consideration
	Investment in property	Inventory of manufactured homes	Intangible assets, net	Other assets (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Debt assumed	Temporary and permanent equity	Total consideration
Slickrock Campground	$8,250	$—	$—	$8	$8,258	$8,258	$—	$—	$8,258
Pandion Ridge	19,070	—	—	(92)	18,978	18,978	—	—	18,978
Jensen Portfolio	374,402	3,605	7,752	3,938	389,697	18,306	58,000	313,391	389,697
Glen Ellis	5,955	—	—	(79)	5,876	1,976	3,900	—	5,876
Leisure Point Resort	43,632	18	850	(678)	43,822	43,822	—	—	43,822
Reunion Lake	23,493	—	—	(1,153)	22,340	22,340	—	—	22,340
Sun Outdoors Sevierville Pigeon Forge	22,589	75	—	—	22,664	22,664	—	—	22,664
Massey's Landing	36,250	—	220	(446)	36,024	36,024	—	—	36,024
Shelby Properties	85,969	2,011	6,520	(1,015)	93,485	93,485	—	—	93,485
Buena Vista	20,221	439	1,590	(93)	22,157	22,157	—	—	22,157
Country Village	62,784	—	2,020	31	64,835	12,905	—	51,930	64,835
Hid'n Pines	10,680	—	70	(233)	10,517	10,517	—	—	10,517
Hacienda del Rio	111,971	15	3,280	(237)	115,029	115,029	—	—	115,029
Total	$825,266	$6,163	$22,302	$(49)	$853,682	$426,461	$61,900	$365,321	$853,682

As of December 31, 2019, we incurred $19.3 million of transaction costs which have been capitalized and allocated among the various categories above.

Land for Expansion / Development

During the year ended December 31, 2019, we acquired four land parcels which are located in New Braunfels, Texas; Petoskey, Michigan; Uhland, Texas and Hudson, Florida for total consideration of $7.7 million. Two of the land parcels are adjacent to existing communities.

Ground Leases

In September 2019, we entered into a 66-year Temporary Occupancy and Use Permit with the Port of San Diego to construct and operate a new RV resort in Chula Vista. Refer to Note 17, “ Leases,” for disclosures on accounting treatment.

In August 2019, we acquired Chincoteague Island KOA RV Resort (“Chincoteague”), in Chincoteague Island, Virginia for total consideration of $19.5 million. The sellers of Chincoteague continue to operate the property. Refer to Note 17, “Leases,” for disclosures on accounting treatment.

In April 2019, we acquired Strafford / Lake Winnipesaukee South KOA RV Resort ("Strafford") in Strafford, New Hampshire for total consideration of $2.7 million. The sellers of Strafford continue to operate the property. Refer to Note 17, “Leases,” for disclosures on accounting treatment.

In March 2019, we entered into a four-year Temporary Occupancy and Use Permit with the Port of San Diego to operate a RV resort located in Chula Vista, CA until such time as the Company constructs a new RV resort in the area. Concurrent with the transaction, we purchased tangible personal property from the prior owner of the RV resort for $0.3 million. Refer to Note 17, “Leases,” for disclosures on accounting treatment.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	December 31, 2020	December 31, 2019
Installment notes receivable on manufactured homes, net	$85,866	$95,580
Notes receivable from real estate developers	52,638	18,960
Other receivables, net	83,146	43,386
Total Notes and Other Receivables, net	$221,650	$157,926

Installment Notes Receivable on Manufactured Homes

Due to the adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments,” effective January 1, 2020, installment notes receivable are measured at fair value pursuant to us electing the fair value option. The balances of installment notes receivable of $85.9 million (net of fair value adjustment of $1.3 million) and $95.6 million (net of allowance of $0.6 million) as of December 31, 2020 and December 31, 2019, respectively, are collateralized by manufactured homes. The notes represent financing to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes had a net weighted average interest rate (net of servicing costs) and maturity of 7.8 percent and 15.2 years as of December 31, 2020, and 8.0 percent and 15.8 years as of December 31, 2019, respectively. Refer to Note 15, “Fair Value of Financial Instruments,” and Note 19, “Recent Accounting Pronouncements,” for additional detail.

The change in the aggregate balance of the installment notes receivable is as follows (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019
Beginning balance of gross installment notes receivable	$96,225	$113,495
Financed sale of manufactured homes	5,014	341
Adjustment for notes receivable related to assets held for sale	(477)	—
Principal payments and payoffs from our customers	(8,977)	(8,710)
Principal reduction from repossessed homes	(4,643)	(8,901)
Ending balance of gross installment notes receivable	87,142	96,225

Beginning balance of allowance for losses on installment notes receivables	(645)	(697)
Adjustment to allowance for losses	—	52
Initial fair value option adjustment (see Note 19)	645	—
Ending balance of allowance for losses on installment notes receivables	—	(645)

Initial fair value option adjustment (see Note 19)	991	—
Adjustment for notes receivable related to assets held for sale	7	—
Fair value adjustment	(2,274)	—
Fair value adjustments on gross installment notes receivable	(1,276)	—

Ending balance of installment notes receivable, net	$85,866	$95,580

Notes Receivable from Real Estate Developers

As of December 31, 2020 and 2019, the notes receivable balances of $52.6 million and $19.0 million, respectively, are primarily comprised of construction loans provided to real estate developers. The carrying values of the notes generally approximate their fair market values either due to the nature of the loan and / or note being secured by underlying collateral and / or personal guarantees. The notes receivable from real estate developers have a net weighted average interest rate and maturity of 6.2 percent and 1.8 years as of December 31, 2020, and 7.0 percent and 1.3 years as of December 31, 2019, respectively. As of December 31, 2020, real estate developers collectively have $17.0 million of undrawn funds on their loans. There were no adjustments to the fair value of notes receivable from the real estate developers for the years ended December 31, 2020 and 2019. Refer to Note 15, “Fair Value of Financial Instruments,” and Note 19, “Recent Accounting Pronouncements,” for additional detail.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Receivables, net

As of December 31, 2020, other receivables were comprised of amounts due from: residents for rent, utility charges, fees and other pass through charges of $7.1 million (net of allowance of $7.2 million), home sale proceeds of $23.6 million, insurance receivables of $13.6 million, marina customers for storage service and lease payments of $19.2 million (net of allowance of $1.4 million), and other receivables of $19.6 million. As of December 31, 2019, other receivables were comprised of amounts due from: residents for rent, utility charges, fees and other pass through charges of $7.8 million (net of allowance of $2.2 million), home sale proceeds of $20.9 million, insurance and other receivables of $9.9 million and other receivables of $4.8 million.

During June 2020, we executed a convertible secured promissory note with RezPlot Systems LLC, a nonconsolidated affiliate in which we have a 50 percent ownership interest. The note allows for a principal amount of up to $10.0 million to be drawn down over a period of three years, bears an interest rate of 3.0 percent and is secured by all the assets of RezPlot Systems LLC. The outstanding balance was $2.0 million as of December 31, 2020 and is included in the Notes and other receivables, net on the Consolidated Balance Sheets. Refer to Note 6, “Investments in Nonconsolidated Affiliates,” for additional information on our nonconsolidated affiliates.

5. Goodwill and Other Intangible Assets

Our intangible assets include goodwill, in-place leases, slip in-place leases, non-competition agreements, trademarks and trade names, customer relationships, and franchise agreements and other intangible assets. These intangible assets are recorded in Goodwill and Other Intangible Assets, net on the Consolidated Balance Sheets. In accordance with FASB ASC Topic 842, below market leases are now classified as a right of use asset.

Goodwill impairment - Upon review of the qualitative factors in accordance with FASB ASC 350-20, “Goodwill and Other,” we determined that no impairment indicators existed as of December 31, 2020. As a result, there was no impairment of goodwill during the year ended December 31, 2020. There was no goodwill for the years ended December 31, 2019 and 2018.

The gross carrying amounts and accumulated amortization of our intangible assets are as follows (in thousands):

		December 31, 2020		December 31, 2019
Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	Indefinite	$428,833	n/a	$—	n/a
In-place leases	3 months - 13 years	134,651	(92,216)	127,313	(74,548)
Slip in-place leases	6 months	10,880	(111)	—	—
Non-competition agreements	5 years	10,000	—	—	—
Trademarks and trade names	Various(1)	116,500	—	—	—
Customer relationships	1 - 7.5 years	108,000	(2,371)	—	—
Franchise agreements and other intangible assets	7 - 20 years	23,856	(3,578)	16,943	(2,760)
Total		$832,720	$(98,276)	$144,256	$(77,308)
(1) All trademarks and trade names have an indefinite useful life except for one that has a two and a half year useful life.

Total amortization expense related to the intangible assets are as follows (in thousands):

	Year Ended
Intangible Asset Amortization Expense	December 31, 2020	December 31, 2019	December 31, 2018
In-place leases	$18,075	$14,912	$12,913
Slip in-place leases	111	—	—
Franchise fees and other intangible assets	3,193	818	507
Total	$21,379	$15,730	$13,420

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We anticipate amortization expense for our intangible assets to be as follows for the next five years (in thousands):

	2021	2022	2023	2024	2025
In-place leases	$15,644	$10,733	$7,314	$5,051	$4,503
Slip in-place leases	6,767	—	—	—	—
Non-competition agreements	2,000	2,000	2,000	2,000	2,000
Trademarks and trade names	1,000	1,000	500	—	—
Customer Relationships	16,818	16,818	16,818	16,818	16,068
Franchise agreements and other intangible assets	1,490	1,490	1,460	1,413	1,413
Total	$43,719	$32,041	$28,092	$25,282	$23,984

6. Investments in Nonconsolidated Affiliates

Investments in joint ventures that are not consolidated, nor recorded at cost, are accounted for using the equity method of accounting as prescribed in FASB ASC Topic 323, “Investments - Equity Method and Joint Ventures.” Investments in nonconsolidated affiliates are recorded within Other assets, net on the Consolidated Balance Sheets. Equity income and loss are recorded in Income / (loss) from nonconsolidated affiliates on the Consolidated Statements of Operations.

RezPlot Systems LLC (“Rezplot”)
At December 31, 2020 and 2019, we had a 50 percent ownership interest in RezPlot, a RV reservation software technology company, acquired in January 2019.

Sungenia joint venture (“Sungenia JV”)
At December 31, 2020 and December 31, 2019, we had a 50 percent ownership interest in Sungenia JV, a joint venture formed between us and Ingenia Communities Group in November 2018, to establish and grow a manufactured housing community development program in Australia.

GTSC LLC (“GTSC”)
At December 31, 2020 and December 31, 2019, we had a 40 percent ownership interest in GTSC, which engages in acquiring, holding and selling loans secured, directly or indirectly, by manufactured homes located in our communities.

Origen Financial Services, LLC (“OFS”)
At December 31, 2020 and December 31, 2019, we had a 22.9 percent ownership interest in OFS, an end-to-end online resident screening and document management suite.

SV Lift, LLC (“SV Lift”)
At December 31, 2020 and December 31, 2019, we had a 50 percent ownership interest in SV Lift, which owns, operates and leases an aircraft.

The investment balance in each nonconsolidated affiliate is as follows (in thousands):

Investment	December 31, 2020	December 31, 2019
Investment in RezPlot	$3,047	$4,184
Investment in Sungenia JV	26,890	11,995
Investment in GTSC	25,495	18,488
Investment in OFS	152	148
Investment in SV Lift	3,490	2,961
Total	$59,074	$37,776

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The year to date equity income / (loss) from each nonconsolidated affiliate is as follows (in thousands):

Equity income	December 31, 2020	December 31, 2019	December 31, 2018
RezPlot equity loss	$(1,887)	$(1,344)	$—
Sungenia JV equity income / (loss)	338	(290)	—
GTSC equity income	3,944	2,803	604
OFS equity income	148	205	186
SV Lift equity loss	(803)	—	—
Total equity income	$1,740	$1,374	$790

The change in the GTSC investment balance is as follows (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019
Beginning balance	$18,488	$29,780
Adjustment of allowance for losses	—	144
Initial fair value option adjustment (see Note 19)	317	—
Contributions	19,030	33,143
Distributions	(14,676)	(47,382)
Equity earnings	3,944	2,803
Fair value adjustment	(1,608)	—
Ending Balance	$25,495	$18,488

The change in the Sungenia JV investment balance is as follows (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019
Beginning balance	$11,995	$723
Cumulative translation adjustment	2,180	(20)
Contributions	12,377	11,582
Equity earnings	338	(290)
Ending Balance	$26,890	$11,995

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

Sun NG RV Resorts LLC (“Sun NG Resorts”); Rudgate Village SPE, LLC, Rudgate Clinton SPE, LLC, and Rudgate Clinton Estates SPE, LLC (collectively, “Rudgate”); Sun NG Whitewater RV Resorts LLC; FPG Sun Menifee 80 LLC, SHM South Fork JV, LLC.
We consolidate Sun NG Resorts, Rudgate, Sun NG Whitewater RV Resorts LLC, FPG Sun Menifee 80 LLC, and SHM South Fork JV, LLC under the guidance set forth in FASB ASC Topic 810 “Consolidation.” We concluded that each entity is a VIE where we are the primary beneficiary, as we have the power to direct the significant activities of, and absorb the significant losses and receive the significant benefits from each entity. Refer to Note 8, “Debt and Lines of Credit,” for additional information on Sun NG Resorts and Note 9, “Equity and Temporary Equity,” for additional information on Sun NG Resorts, Sun NG Whitewater RV Resorts LLC, FPG Sun Menifee 80 LLC and SHM South Fork JV, LLC.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the assets and liabilities of Sun NG Resorts, Rudgate, Sun NG Whitewater RV Resorts LLC, FPG Sun Menifee 80 LLC and SHM South Fork JV, LLC included in our Consolidated Balance Sheets after eliminations (in thousands):

	December 31, 2020	December 31, 2019
Assets
Investment property, net	$438,918	$344,300
Other assets, net	24,554	23,894
Total Assets	$463,472	$368,194

Liabilities and Other Equity
Debt	$47,706	$46,993
Preferred Equity - Sun NG Resorts - mandatorily redeemable	35,249	35,249
Other liabilities	21,957	13,631
Total Liabilities	104,912	95,873
Other redeemable noncontrolling interests	28,469	27,091
Noncontrolling interests (including SHM South Fork JV, LLC)	16,084	8,542
Total Liabilities and Other Equity	$149,465	$131,506

Investment property, net and Other assets, net related to the consolidated VIEs, with the exception of Operating Partnership, comprised 4.1 percent and 4.7 percent of our consolidated total assets at December 31, 2020 and December 31, 2019, respectively. Debt, Preferred Equity and Other liabilities comprised 2.0 percent and 2.5 percent of our consolidated total liabilities at December 31, 2020 and December 31, 2019, respectively. Equity Interests and Noncontrolling interests related to the consolidated VIEs, on an absolute basis, comprised less than 1.0 percent of our consolidated total equity at December 31, 2020 and at December 31, 2019, respectively.
8. Debt and Lines of Credit

The following table sets forth certain information regarding debt including premiums, discounts and deferred financing costs (in thousands except statistical information):

	Carrying Amount		Weighted Average Years to Maturity		Weighted Average Interest Rates
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Collateralized term loans - Life Companies	$1,658,239	$1,710,408	16.3	17.1	3.990%	4.012%
Collateralized term loans - FNMA	1,150,924	697,589	9.1	7.0	3.230%	3.659%
Collateralized term loans - CMBS	267,205	397,868	2.9	3.1	4.789%	5.103%
Collateralized term loans - FMCC	368,599	374,727	3.9	4.9	3.854%	3.856%
Total Collateralized Term Loans	3,444,967	3,180,592
Preferred equity - Sun NG Resorts - mandatorily redeemable	35,249	35,249	3.8	2.8	6.000%	6.000%
Preferred OP units - mandatorily redeemable	34,663	34,663	5.1	4.0	5.932%	6.500%
Lines of credit and other debt	1,242,197	183,898	3.7	3.5	2.078%	2.710%
Total Debt	$4,757,076	$3,434,402	9.4	11.1	3.370%	4.026%

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Collateralized Term Loans

During the years ended December 31, 2020 and 2019, we repaid the following collateralized term loans (in thousands except statistical information):

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
(1)Includes four collateralized term loans, two due to mature on March 1, 2021, one due to mature on July 11, 2021, and the other due to mature on December 1, 2021.
(2)Includes four collateralized term loans due to mature on July 1, 2020.
(3)Includes four collateralized term loans, three due to mature on March 1, 2020 and one due to mature on April 1, 2020.
(4)The interest rate represents the weighted average interest rate on collateralized term loans.

During the years ended December 31, 2020 and 2019, we entered into the following collateralized term loans (in thousands except statistical information):

Three Months Ended	Loan Amount		Term (in years)	Interest Rate		Maturity Date
December 31, 2020	$268,800	(1)	12	2.662%	(3)	May 1, 2030 November 1, 2032
March 31, 2020	$230,000		15	2.995%		April 1, 2035
December 31, 2019	$400,000	(2)	21	4.026%	(3)	December 15, 2039 December 15, 2041
September 30, 2019	$250,000		10	2.925%		October 1, 2029
March 31, 2019	$265,000		25	4.170%		January 15, 2044
(1)Includes three collateralized term loans, one for $8.8 million assumed as part of the acquisition of the Maine MH Portfolio, due to mature on May 1, 2030 and two for $39.5 million and $220.5 million, respectively, due to mature on November 1, 2032.
(2)Includes two collateralized term loans, one for $196.3 million due to mature on December 15, 2039 and the other for $203.7 million due to mature on December 15, 2041.
(3) The interest rate represents the weighted average interest rate on collateralized term loans.

The collateralized term loans totaling $3.4 billion as of December 31, 2020, are secured by 192 properties comprised of 76,296 sites representing approximately $3.2 billion of net book value.

Preferred Equity - Sun NG Resorts - mandatorily redeemable

In connection with the investment in Sun NG Resorts, $35.3 million of mandatorily redeemable Preferred Equity (“Preferred Equity - Sun NG Resorts”) was purchased by unrelated third parties. The Preferred Equity - Sun NG Resorts carries a preferred rate of return of 6.0 percent per annum. The Preferred Equity - Sun NG Resorts has a seven-year term ending June 1, 2025 and $33.4 can be redeemed in the fourth quarter of 2024 at the holders’ option. The Preferred Equity - Sun NG Resorts as of December 31, 2020 was $35.2 million. Refer to Note 7, “Consolidated Variable Interest Entities,” and Note 9, “Equity and Temporary Equity,” for additional information.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Preferred OP Units - mandatorily redeemable

Preferred OP units at December 31, 2020 and December 31, 2019 include $34.7 million of Aspen preferred OP units issued by the Operating Partnership. As of December 31, 2020, these units are convertible indirectly into 407,677 shares of our common stock.

In January 2020, we amended the Operating Partnership’s partnership agreement at the election of certain Aspen preferred OP unit holders. The amendment extended the automatic redemption date and reduced the annual distribution rate for 270,000 of the Aspen preferred OP units (the “Extended Units”). Subject to certain limitations, at any time prior to January 1, 2024 (or prior to January 1, 2034 with respect to the Extended Units), the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the average closing price of our common stock for the preceding ten trading days is $68.00 per share or less, 0.397 common OP units; or (b) if the ten-day average closing price is greater than $68.00 per share, the number of common OP units is determined by dividing (i) the sum of (A) $27.00 plus (B) 25 percent of the amount by which the ten-day average closing price exceeds $68.00 per share, by (ii) the ten-day average closing price. The current preferred distribution rate is 3.8 percent on the Extended Units and 6.5 percent on all other Aspen preferred OP units. On January 2, 2024 (or January 2, 2034 with respect to the Extended Units), we are required to redeem for cash all Aspen preferred OP units that have not been converted to common OP units. As of December 31, 2020, 270,000 of Extended Units and 1,013,819 other Aspen preferred units were outstanding.

Lines of Credit and Other Debt

Credit Agreement - In May 2019, we amended and restated our credit agreement with Citibank, N.A. (“Citibank”) and certain other lenders. Pursuant to the credit agreement, we entered into an unsecured senior credit facility with Citibank and certain lenders in the amount of $750.0 million, comprised of a $650.0 million revolving loan, with the ability to use up to $100.0 million for advances in Australian dollars, and a $100.0 million term loan (the “A&R Facility”). The A&R Credit Agreement has a four-year term ending May 21, 2023, which can be extended for two additional six-month periods, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for additional commitments in an amount not to exceed $350.0 million. The funding of these additional commitments is subject to certain conditions, including obtaining the consent of the lenders, some of which are outside of our control. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the A&R Facility may be increased up to $1.1 billion.

The A&R Facility bears interest at a floating rate based on the Eurodollar rate or Bank Bill Swap Bid Rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which margin can range from 1.20 percent to 2.10 percent for the revolving loan and 1.20 percent to 2.05 percent for the term loan. As of December 31, 2020, the margin based on our leverage ratio was 1.20 percent on the revolving loan and 1.20 percent on the term loan. We had $40.4 million and no borrowings on the revolving loan and the term loan, respectively, as of December 31, 2020. We had $123.6 million of borrowings on the revolving loan and no borrowings on the term loan, as of December 31, 2019.

The A&R Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit with Citibank, but does reduce the borrowing amount available. At December 31, 2020 and December 31, 2019, we had approximately $2.1 million and $2.8 million of outstanding letters of credit, respectively.

Safe Harbor Facility - On October 30, 2020, in relation to the acquisition of Safe Harbor, we indirectly assumed approximately $829.0 million of Safe Harbor’s debt owed to Citizens Bank N.A. (“Citizens”). On December 22, 2020, this facility was amended to, among other things, (a) increase the size of the revolving commitments available to Safe Harbor from $500 million to $1.3 billion, subject to borrowing base availability, (b) modify certain provisions relating to the determination of the borrowing base, (c) increase the cap on the incremental borrowing capacity from $350.0 million to $500.0 million, which allows Safe Harbor to request an increase to the revolving commitments and / or to establish additional term loans subject to the higher cap and the satisfaction of certain conditions, and (d) modify certain financial covenants. The revolving loan and term loan under the Safe Harbor facility both expire on October 11, 2024. The term loan component of the Safe Harbor facility can be extended for two additional 12-month periods, subject to the satisfaction of certain conditions set forth in the credit agreement. The revolving commitments do not have an extension option.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Safe Harbor facility bears interest at a floating rate based on an adjusted LIBOR rate or a base rate, plus a margin that is determined based on Safe Harbor’s ratio of consolidated funded debt to total asset value, calculated in accordance with the credit agreement, which margin can range from 1.375 percent to 2.250 percent for adjusted LIBOR rate loans and 0.375 percent to 1.250 percent for base rate loans. As of December 31, 2020, based on Safe Harbor’s ratio of consolidated funded debt to total asset value, the margin was 2.000 percent on any adjusted LIBOR rate loans and 1.000 percent on any base rate loans. The Safe Harbor facility is secured by the personal property of Safe Harbor and certain related entities and subsidiaries and a pledge of the equity interests in certain subsidiaries of Safe Harbor and related entities and subsidiaries, subject to customary exceptions. At the lenders’ option, the Safe Harbor facility will become immediately due and payable upon an event of default that is continuing under the credit agreement. Safe Harbor had $652.0 million and $500.0 million of borrowings under the revolving loan and term loan respectively, as of December 31, 2020.

The Safe Harbor facility provides Safe Harbor with the ability to issue letters of credit. Its issuance of letters of credit does not increase its borrowings outstanding under its line of credit with Citizens, but does reduce the borrowing amount available. At December 31, 2020, Safe Harbor had approximately $0.3 million of outstanding letters of credit.

Floor Plan - We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us at least a 12-month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate as quoted in the Wall Street Journal on the first business day of each month or 5.0 percent. At December 31, 2020, the effective interest rate was 6.0 percent. The outstanding balance was $4.8 million as of December 31, 2020 and $3.3 million as of December 31, 2019. These balances are included in the “Lines of credit and other debt,” on the Consolidated Balance Sheets.

Other - In October 2019, we assumed a term loan facility with Citibank, in the amount of $58.0 million in relation to an acquisition. The term loan has a four-year term ending October 29, 2023, and bears interest at a floating rate based on the Eurodollar rate or Prime rate plus a margin ranging from 1.20 percent to 2.05 percent. As of December 31, 2020, the margin based on our leverage ratio was 1.20 percent. The outstanding balance was $45.0 million at December 31, 2020 and $57.0 million at December 31, 2019, respectively. These balances are included in the “Lines of credit and other debt,” on the Consolidated Balance Sheets.

Covenants

The Collateralized term loans and Lines of credit are subject to various financial and other covenants. The most restrictive covenants are pursuant to (a) the terms of the A&R Facility, which contains minimum fixed charge coverage ratio and net worth requirements, and maximum leverage, distribution ratios and variable rate indebtedness covenants, and (b) the terms of the Safe Harbor facility, which contains a minimum fixed charge coverage ratio pre-distribution, a minimum fixed charge coverage ratio post-distribution, a minimum borrowing base coverage ratio, and a maximum leverage ratio. At December 31, 2020, we were in compliance with all covenants.

In addition, certain of our subsidiary borrowers own properties that secure loans. These subsidiaries are consolidated within our accompanying Consolidated Financial Statements, however, each of these subsidiaries’ assets and credit are not available to satisfy our debts and other obligations, any of our other subsidiaries or any other person or entity.

Long-term Debt Maturities

As of December 31, 2020, the total of maturities and amortization of our debt (excluding premiums and discounts) and lines of credit during the next five years were as follows (in thousands):

	Maturities and Amortization By Year
	Total Due	2021	2022	2023	2024	2025	Thereafter
Mortgage loans payable
Maturities	$2,461,838	$—	$82,155	$185,618	$315,330	$50,528	$1,828,207
Principal amortization	997,023	59,585	61,364	60,739	57,293	53,879	704,163
Preferred Equity - Sun NG Resorts - mandatorily redeemable	35,249	—	—	—	33,428	1,821	—
Preferred OP units - mandatorily redeemable	34,663	—	—	—	27,373	—	7,290
Lines of credit and other debt	1,242,197	10,000	14,794	65,403	1,152,000	—	—
Total	$4,770,970	$69,585	$158,313	$311,760	$1,585,424	$106,228	$2,539,660

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Off-Balance Sheet Arrangements - Nonconsolidated Affiliate Indebtedness

GTSC - During September 2019, GTSC, a nonconsolidated affiliate in which we have a 40 percent ownership interest, entered into a warehouse line of credit with a maximum loan amount of $125.0 million. During September 2020, the maximum amount was increased to $180.0 million. As of December 31, 2020, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by GTSC was $167.7 million (of which our proportionate share is $67.1 million). The debt bears interest at a variable rate based on LIBOR plus 1.65 percent per annum and matures on September 15, 2023. As of December 31, 2019, the aggregate carrying amount of debt, including both our and our partner’s share, incurred by GTSC was approximately $123.4 million (of which our proportionate share is approximately $49.4 million).

Sungenia JV - During May 2020, Sungenia JV, a nonconsolidated affiliate in which we have a 50 percent ownership interest, entered into a debt facility agreement with a maximum loan amount of $27.0 million Australian dollars, or $20.8 million converted at the December 31, 2020 exchange rate. As of December 31, 2020, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by Sungenia JV was $6.7 million (of which our proportionate share is $3.3 million). The debt bears interest at a variable rate based on Australian Bank Bill Swap Bid Rate (BBSY) plus 2.05 percent per annum and is available for a minimum of three years.

9. Equity and Temporary Equity

Public Equity Offerings

On September 30, 2020, we entered into two forward sale agreements (the “Forward Sale Agreements”) relating to an underwritten registered public offering of 9,200,000 shares of our common stock at a public offering price of $139.50 per share. The offering closed on October 5, 2020. We did not initially receive any proceeds from the sale of shares of our common stock in the offering. On October 26, 2020, we physically settled the Forward Sale Agreements (by the delivery of shares of our common stock). Proceeds from the offering were approximately $1.2 billion after deducting expenses related to the offering. We used the net proceeds of this offering to fund the cash portion of the acquisition of Safe Harbor, and for working capital and general corporate purposes.

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

At the Market Offering Sales Agreement

In July 2017, we entered into an at the market offering sales agreement (the “Sales Agreement”) with certain sales agents (collectively, the “Sales Agents”), whereby we may offer and sell shares of our common stock, having an aggregate offering price of up to $450.0 million, from time to time through the Sales Agents. The Sales Agents are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold under the Sales Agreement. Through December 31, 2020, we have sold shares of our common stock for gross proceeds of $163.8 million under the Sales Agreement.

There were no issuances of common stock under the Sales Agreement during the years ended December 31, 2020 and 2019. Issuances of common stock under the Sales Agreement during year ended December 31, 2018 were as shown in the table below:

Quarter Ended	Common Stock Issued	Weighted Average Sales Price	Net Proceeds (in Millions)
September 30, 2018	398,516	$100.19	$39.4
June 30, 2018	1,008,699	$92.98	$92.6

Issuances of Common Stock and Common OP Units

In December 2020, in connection with the acquisition of Safe Harbor Rybovich, we issued 130,475 Common OP units.

In October 2020, in connection with the acquisition of Safe Harbor, we issued 55,403 Common OP units.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In May 2020, in connection with the acquisition of the Forest Springs community, we issued 82,420 Common OP units.

In October 2019, in connection with the acquisition of the Jensen Portfolio, we issued 1,972,876 shares of common stock, net of fractional shares paid in cash.

Equity Interests - SHM South Fork JV, LLC

In October 2020, in conjunction with the acquisition of Safe Harbor, we indirectly acquired $4.3 million of Safe Harbor’s equity interest in SHM South Fork JV, LLC, a joint venture created for the purpose of acquiring land and constructing a marina in Fort Lauderdale, Florida. The Safe Harbor Equity Interests - SHM South Fork JV, LLC balance was $4.3 million of at December 31, 2020. Refer to Note 7, “Consolidated Variable Interest Entities,” for additional information.

Issuance of Series E Preferred OP Units

In January 2020, we issued 90,000 Series E preferred OP units in connection with the acquisition of Cape Cod RV Resort. The Series E preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 5.25 percent until the second anniversary of the issuance date. Commencing with the second anniversary of the issuance date, the Series E Preferred OP Units carry a preferred return of 5.50 percent. Commencing the first anniversary of the issuance date, subject to certain limitations, each Series E Preferred OP Unit can be exchanged for our common stock equal to the quotient obtained by dividing $100.00 by $145.00 (as such ratio is subject to adjustments for certain capital events). As of December 31, 2020, 90,000 Series E preferred OP units were outstanding. Refer to Note 3, “Real Estate Acquisitions and Dispositions,” for additional information.

Temporary Equity

Issuance of Series I Preferred OP Units - In December 2020, we issued 922,000 Series I preferred OP units in connection with the acquisition of the Safe Harbor Rybovich portfolio. The Series I preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 3.0 percent. Subject to certain limitations, at any time after the Series I issuance date, each Series I preferred OP unit can be exchanged for a number of shares of our common stock equal to the quotient obtained by dividing $100.00 by $164.00 (as such ratio is subject to adjustments for certain capital events) at the holder’s option. Each holder may require redemption in cash after the fifth anniversary of the Series I issuance date or upon the holder’s death. As of December 31, 2020, 922,000 Series I preferred OP units were outstanding. Refer to Note 3, “Real Estate Acquisitions and Dispositions,” for additional information.

Issuance of Series H Preferred OP Units - In October 2020, we issued 581,407 Series H preferred OP units in connection with the acquisition of Safe Harbor. The Series H preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 3.0 percent. Subject to certain limitations, at any time after the Series H issuance date, each Series H preferred OP unit can be exchanged for a number of shares of our common stock equal to the quotient obtained by dividing $100.00 by $164.00 (as such ratio is subject to adjustments for certain capital events) at the holder’s option. Each holder may require redemption in cash after the fifth anniversary of the Series H issuance date or upon the holder’s death. As of December 31, 2020, 581,407 Series H preferred OP units were outstanding. Refer to Note 3, “Real Estate Acquisitions and Dispositions,” for additional information.

Equity Interests - FPG Sun Menifee 80 LLC - In October 2020, in connection with investment in land for future development in the city of Menifee in California, at the property known as FPG Sun Menifee 80, LLC, Foremost Pacific Group, LLC, “FPG,” purchased $0.1 million of common equity interest in the land (referred to as “Equity Interests - FPG Sun Menifee 80 LLC). The Equity Interests - FPG Sun Menifee 80 LLC do not have a fixed maturity date. Upon the occurrence of certain events, either FPG or Sun FPG Venture LLC, our subsidiary, can trigger a process under which we may be required to purchase the Equity Interests - FPG Sun Menifee 80 LLC from FPG. The Equity Interests - FPG Sun Menifee 80 LLC balance was $0.1 million at December 31, 2020. Refer to Note 7, “Consolidated Variable Interest Entities,” for additional information.

Issuance of Series G Preferred OP Units - In September 2020, we issued 260,710 Series G preferred OP units in connection with the acquisition of El Capitan & Ocean Mesa Resorts. The Series G preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 3.2 percent. Subject to certain limitations, at any time after the Series G issuance date, each Series G preferred OP unit can be exchanged for a number of shares of our common stock equal to the quotient obtained by dividing $100.00 by $155.00 (as such ratio is subject to adjustments for certain capital events) at the holder’s option. Each holder may require redemption in cash after the fifth anniversary of the Series G issuance date or upon the holder’s death. As of December 31, 2020, 240,710 Series G preferred OP units were outstanding. Refer to Note 3, “Real Estate Acquisitions and Dispositions,” for additional information.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Issuance of Series F Preferred OP Units - In May 2020, we issued 90,000 Series F preferred OP units in connection with the acquisition of Forest Springs. The Series F preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 3.0 percent. Subject to certain limitations, at any time after the Series F issuance date, each Series F preferred OP unit can be exchanged for a number of shares of our common stock equal to the quotient obtained by dividing $100.00 by $160.00 (as such ratio is subject to adjustments for certain capital events) at the holder’s option. Each holder may require redemption in cash after the fifth anniversary of the Series F issuance date or upon the holder’s death. As of December 31, 2020, 90,000 Series F preferred OP units were outstanding. Refer to Note 3, “Real Estate Acquisitions and Dispositions,” for additional information.

Equity Interests - NG Sun Whitewater LLC - In August 2019, in connection with the investment in land at the property known as Whitewater, NG Sun Whitewater LLC purchased $2.4 million of common equity interest in Sun NG Whitewater RV Resorts LLC (referred to as “Equity Interests - NG Sun Whitewater LLC”). The Equity Interests - NG Sun Whitewater LLC do not have a fixed maturity date. Upon the occurrence of certain events, either NG Sun Whitewater LLC or Sun NG LLC, our subsidiary, can trigger a process under which we may be required to purchase the Equity Interests - NG Sun Whitewater LLC from NG Sun Whitewater LLC. The Equity Interests - NG Sun Whitewater LLC balance was $1.1 million and $3.9 million at December 31, 2020 and December 31, 2019. Refer to Note 7, “Consolidated Variable Interest Entities,” for additional information.

Issuance of Series D Preferred OP Units - In February 2019, we issued 488,958 Series D Preferred OP units in connection with the acquisition of Country Village Estates. The Series D preferred OP units have a stated issuance price of $100.00 per OP Unit and carry a preferred return of 3.75 percent until the second anniversary of the issuance date. Commencing with the second anniversary of the issuance date, the Series D Preferred OP Units carry a preferred return of 4.0 percent. Commencing with the first anniversary of the issuance date, each Series D Preferred OP Unit can be exchanged for our common stock equal to the quotient obtained by dividing $100.00 by $125.00 (as such ratio is subject to adjustments for certain capital events) at the holder’s option. The holders may require redemption in cash after the fifth anniversary of the Series D issuance date or upon the holder’s death. As of December 31, 2020, 488,958 Series D preferred OP units were outstanding. Refer to Note 3, “Real Estate Acquisitions and Dispositions,” for additional information.

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

Series A-4 Preferred OP Units - On December 13, 2019, all outstanding shares of our 6.5 percent Series A-4 Cumulative Convertible Preferred Stock, and all of the Operating Partnership’s Series A-4 Preferred OP Units were converted into common stock and common OP units, respectively. All 1,031,747 shares of Series A-4 preferred stock were converted into 458,541 shares of common stock (net of fractional shares paid in cash). All 405,656 Series A-4 preferred OP units were converted into 180,277 common OP units (net of fractional units paid in cash). The Series A-4 preferred shares and units were issued to the sellers of the American Land Lease portfolio which we acquired in 2014 and 2015.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Conversions

Conversions to Common Stock - Subject to certain limitations, holders can convert certain series of stock and OP units to shares of our common stock at any time. Below is the activity of conversions during the years ended December 31, 2020 and 2019:

		Year Ended
		December 31, 2020		December 31, 2019
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)	Units / Shares Converted	Common Stock(1)
Common OP unit	1.0000	81,845	81,845	485,629	485,629
Series A-1 preferred OP unit	2.4390	14,500	35,359	22,707	55,370
Series A-4 preferred OP unit	0.4444	—	—	4,708	2,092
Series A-4 preferred stock	0.4444	—	—	1,062,789	472,366
Series C preferred OP unit	1.1100	4,121	4,573	4,014	4,455
(1)Calculation may yield minor differences due to fractional shares paid in cash to the stockholder at conversion.

Conversions to Common OP Units - Subject to certain limitations, holders can convert certain series of preferred OP units to common OP units. There were no such conversions in 2020. Below is the activity of such conversions during 2019:

	Year Ended
	December 31, 2019
Series	Units / Shares	Common OP Units
Series A-4 preferred OP units	405,656	180,277

Redemption OP Units - Subject to certain limitations, holders can redeem certain series OP units for cash, provided that the requirements are met. On November 4, 2020, 20,000 Series G preferred OP units were redeemed for a net cash payment of $2.0 million, inclusive of all distributions on the redeemed units that were accrued and unpaid as of the redemption date, in accordance with the terms and conditions set for in the redemption agreement. There was no redemption of series OP units during 2019.

Distributions

Distributions declared for the quarter ended December 31, 2020 were as follows:

Distribution	Record Date	Payment Date	Distribution Per Share	Total Distribution (in Thousands)
Common Stock, Common OP units and Restricted Stock	12/31/2020	1/15/2021	$0.79	$87,084

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Share-Based Compensation

As of December 31, 2020, we had two share-based compensation plans; the Sun Communities, Inc. 2015 Equity Incentive Plan (“2015 Equity Incentive Plan”) and the First Amended and Restated 2004 Non-Employee Director Option Plan (“2004 Non-Employee Director Option Plan”). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future.

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

2015 Equity Incentive Plan

At the Annual Meeting of Stockholders held on July 20, 2015, the stockholders approved the 2015 Equity Plan. The 2015 Equity Plan had been adopted by the Board and was effective upon approval by our stockholders. The maximum number of shares of common stock that may be issued under the 2015 Equity Plan is 1,750,000 shares of our common stock, with 729,011 as of December 31, 2020 shares remaining for future issuance.

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

The types of awards that may be granted under the director plan are options, restricted stock and OP units. Only non-employee directors are eligible to participate in the director plan. The maximum number of options, restricted stock and OP units that may be issued under the Director Plan is 375,000 shares, with 181,574 as of December 31, 2020 shares remaining for future issuance.

During the years ended December 31, 2020 and 2019, shares were granted as follows:

Grant Period	Type	Plan	Shares Granted		Grant Date Fair Value Per Share		Vesting Type	Vesting Anniversary	Percentage
2020	Key Employees	2015 Equity Incentive Plan	13,873		$140.39	(1)	Time Based	20.0% annually over 5 years
2020	Executive Officers	2015 Equity Incentive Plan	69,368		$137.63	(1)	Time Based	20.0% annually over 5 years
2020	Key Employees	2015 Equity Incentive Plan	1,500		$143.20	(1)	Time Based	20.0% annually over 5 years
2020	Key Employees	2015 Equity Incentive Plan	51,790		$162.42	(1)	Time Based	20.0% annually over 5 years
2020	Executive Officers	2015 Equity Incentive Plan	46,000		$165.97	(1)	Time Based	20.0% annually over 5 years
2020	Executive Officers	2015 Equity Incentive Plan	69,000	(2)	$125.47	(2)	Market Condition	3rd	100.0%
2020	Directors	2004 Non-Employee Director Option Plan	10,200		$147.97	(1)	Time Based	3rd	100.0%
2019	Executive Officers	2015 Equity Incentive Plan	44,000		$115.39	(1)	Time Based	20.0% annually over 5 years
2019	Executive Officers	2015 Equity Incentive Plan	66,000	(3)	$115.39	(3)	Market Condition	3rd	100.0%
2019	Directors	2004 Non-Employee Director Option Plan	18,000		$113.68	(1)	Time Based	3rd	100.0%
2019	Key Employees	2015 Equity Incentive Plan	55,770		$120.01	(1)	Time Based	20.0% annually over 5 years
2019	Key Employees	2015 Equity Incentive Plan	6,000		$142.03	(1)	Time Based	20.0% annually over 5 years
(1)The fair values of the grants were determined by using the average closing price of our common stock on the dates the shares were issued.
(2)Share-based compensation for restricted stock awards with market conditions is measured based on an estimate of shares expected to vest. We estimate the fair value of share-based compensation for restricted stock with market conditions using a Monte Carlo simulation. At the grant date our common stock price was $165.97. Based on the Monte Carlo simulation we expect 75.6 percent of the 69,000 shares to vest.
(3)Share-based compensation for restricted stock awards with market conditions is measured based on an estimate of shares expected to vest. We estimate the fair value of share-based compensation for restricted stock with market conditions using a Monte Carlo simulation. At the grant date our common stock price was $115.39. Based on the Monte Carlo simulation we expect 75.1 percent of the 66,000 shares to vest.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our restricted stock activity for the years ended December 31, 2020, 2019, and 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted shares at January 1, 2018	859,853	$64.25
Granted	233,400	$87.12
Vested	(214,111)	$54.69
Forfeited	(8,025)	$72.16
Unvested restricted shares at December 31, 2018	871,117	$72.65
Granted	190,020	$117.47
Vested	(237,406)	$64.46
Forfeited	(10,690)	$79.58
Unvested restricted shares at December 31, 2019	813,041	$85.43
Granted	261,731	$155.57
Vested	(258,280)	$73.47
Forfeited	(5,678)	$111.04
Unvested restricted shares at December 31, 2020	810,814	$111.70

Total compensation cost recognized for restricted stock was $22.7 million, $17.5 million, and $15.1 million for the years ended December 31, 2020, 2019, and 2018, respectively. The total fair value of shares vested was $19.0 million, $15.3 million, and $11.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The remaining share-based compensation cost, net related to our unvested restricted shares outstanding as of December 31, 2020 is approximately $52.6 million. The following table summarizes our expected share-based compensation cost, net related to our unvested restricted shares, in thousands:

	2021	2022	2023	Thereafter
Expected share-based compensation costs, net	$19.8	$15.7	$8.8	$8.3

11. Segment Reporting

We group our operating segments into reportable segments that provide similar products and services. Each operating segment has discrete financial information evaluated regularly by our chief operating decision maker in evaluating and assessing performance. We have two reportable segments: (a) Real Property Operations and (b) Home Sales and Rentals. The Real Property Operations segment owns, operates, has an interest in a portfolio, and develops MH communities, RV resorts and marinas, and is in the business of acquiring, operating, and expanding MH, RV and marina properties. The Home Sales and Rentals segment offers manufactured home sales and leasing services to tenants and prospective tenants of our communities.

Transactions between our segments are eliminated in consolidation. Transient RV revenue is included in the Real Property Operations segment revenues and is approximately $134.7 million and $121.5 million for the year ended December 31, 2020 and 2019, respectively. In 2020, transient RV revenue was recognized 18.8 percent in the first quarter, 15.6 percent in the second quarter, 44.9 percent in the third quarter, and 20.7 percent in the fourth quarter. In 2019, transient RV revenue was recognized 20.1 percent in the first quarter, 23.2 percent in the second quarter, 40.3 percent in the third quarter, and 16.4 percent in the fourth quarter.

Refer to Note 20, “Subsequent Events,” for information regarding segment activity after December 31, 2020.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A presentation of our segment financial information is summarized as follows (amounts in thousands):

	Year Ended
	December 31, 2020			December 31, 2019			December 31, 2018
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$1,132,653	$238,345	$1,370,998	$992,545	$239,508	$1,232,053	$880,080	$219,688	$1,099,768
Operating expenses / Cost of sales	444,805	154,070	598,875	375,690	156,352	532,042	330,695	146,637	477,332
Net operating income / Gross profit	687,848	84,275	772,123	616,855	83,156	700,011	549,385	73,051	622,436
Adjustments to arrive at net income / (loss)
Interest income	10,119	—	10,119	17,857	—	17,857	20,852	—	20,852
Brokerage commissions and other revenues, net	17,230	—	17,230	14,127	—	14,127	6,205	—	6,205
Home selling expenses	—	(15,134)	(15,134)	—	(14,690)	(14,690)	—	(15,722)	(15,722)
General and administrative expenses	(98,328)	(12,960)	(111,288)	(82,320)	(11,644)	(93,964)	(70,512)	(10,917)	(81,429)
Catastrophic weather-related charges, net	(885)	—	(885)	(1,729)	(8)	(1,737)	140	(232)	(92)
Business combination expense	(23,008)	—	(23,008)	—	—	—	—	—	—
Depreciation and amortization	(289,374)	(87,502)	(376,876)	(250,686)	(77,381)	(328,067)	(218,617)	(68,645)	(287,262)
Loss on extinguishment of debt (see Note 8)	(5,209)	—	(5,209)	(16,505)	—	(16,505)	(1,190)	—	(1,190)
Interest expense	(128,902)	(169)	(129,071)	(133,125)	(28)	(133,153)	(130,535)	(21)	(130,556)
Interest on mandatorily redeemable preferred OP units / equity	(4,177)	—	(4,177)	(4,698)	—	(4,698)	(3,694)	—	(3,694)
Gain / (loss) on remeasurement of marketable securities	6,129	—	6,129	34,240	—	34,240	(3,639)	—	(3,639)
Gain / (loss) on foreign currency translation	8,030	9	8,039	4,552	5	4,557	(8,228)	(6)	(8,234)
Gain on disposition of property	5,595	—	5,595	—	—	—	—	—	—
Other income / (expense), net	(3,770)	2	(3,768)	(948)	(152)	(1,100)	1,814	(33)	1,781
Loss on remeasurement of notes receivable	(3,275)	—	(3,275)	—	—	—	—	—	—
Income from nonconsolidated affiliates (see Note 6)	—	1,740	1,740	—	1,374	1,374	—	790	790
Loss on remeasurement of investment in nonconsolidated affiliate	—	(1,608)	(1,608)	—	—	—	—	—	—
Current tax expense	(119)	(671)	(790)	(746)	(349)	(1,095)	(372)	(223)	(595)
Deferred tax benefit (see Note 12)	949	616	1,565	222	—	222	507	—	507
Net Income / (Loss)	178,853	(31,402)	147,451	197,096	(19,717)	177,379	142,116	(21,958)	120,158
Less: Preferred return to preferred OP units / equity	6,935	—	6,935	6,058	—	6,058	4,486	—	4,486
Less: Income / (Loss) attributable to noncontrolling interests	10,216	(1,314)	8,902	10,659	(891)	9,768	9,512	(1,069)	8,443
Net Income / (Loss) Attributable to Sun Communities, Inc.	161,702	(30,088)	131,614	180,379	(18,826)	161,553	128,118	(20,889)	107,229
Less: Preferred stock distribution	—	—	—	1,288	—	1,288	1,736	—	1,736
Net Income / (Loss) Attributable to Sun Communities, Inc. Common Stockholders	$161,702	$(30,088)	$131,614	$179,091	$(18,826)	$160,265	$126,382	$(20,889)	$105,493

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2020			December 31, 2019
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Identifiable assets
Investment property, net	$8,982,383	$733,408	$9,715,791	$6,651,275	$581,345	$7,232,620
Cash, cash equivalents and restricted cash	(2,008)	100,302	98,294	(8,346)	43,176	34,830
Marketable securities	124,726	—	124,726	94,727	—	94,727
Inventory of manufactured homes	—	46,643	46,643	—	62,061	62,061
Notes and other receivables, net	156,880	64,770	221,650	142,509	15,417	157,926
Goodwill	358,950	69,883	428,833	—	—	—
Other intangible assets, net	298,695	6,916	305,611	66,944	4	66,948
Other assets, net	172,348	92,690	265,038	100,861	52,087	152,948
Total assets	$10,091,974	$1,114,612	$11,206,586	$7,047,970	$754,090	$7,802,060

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

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation, which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the year ended December 31, 2020.

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

For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, and return of capital. For the years ended December 31, 2020, 2019, and 2018, distributions paid per share were taxable as follows (unaudited / rounded):

	Year Ended
	December 31, 2020		December 31, 2019		December 31, 2018
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income(1)	$2.14	68.54%	$1.66	56.0%	$1.58	56.4%
Capital gain	0.06	1.92%	—	—%	0.13	4.8%
Return of capital	0.92	29.54%	1.30	44.0%	1.09	38.8%
Total distributions declared	$3.12	100.0%	$2.96	100.0%	$2.80	100.0%
(1)99.0364 percent of the ordinary taxable dividend qualifies as Section 199A dividend for 2020 and 0.9636 percent percent of the ordinary taxable dividend qualifies as a Qualified Dividend for 2020.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of our provision / (benefit) for income taxes attributable to continuing operations for the year ended December 31, 2020 and 2019 are as follows (amounts in thousands):

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Federal
Current	$(835)	$(3)	$(102)
Deferred	(613)	—	—
State and Local
Current	1,539	919	701
Deferred	(2)	—	11
Foreign
Current	85	179	(4)
Deferred	(949)	(222)	(518)

Total provision / (benefit)	$(775)	$873	$88

A reconciliation of the provision / (benefit) for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the year ended December 31, 2020 and 2019 is as follows (amounts in thousands):

	Year Ended
	December 31, 2020		December 31, 2019		December 31, 2018
Pre-tax income attributable to taxable subsidiaries	$8,393		$(4,122)		$(7,299)

Federal benefit at statutory tax rate	(1,763)	21.0%	(866)	21.0%	(1,534)	21.0%
State and local taxes, net of federal benefit	721	(8.6)%	42	(1.0)%	—	—%
Rate differential	(236)	2.8%	(73)	1.8%	(112)	1.5%
Change in valuation allowance	1,326	(15.8)%	526	(12.7)%	2,885	(39.5)%
Others	(1,638)	19.5%	692	(16.8)%	(1,576)	21.6%
Tax provision / (benefit) - taxable subsidiaries	(1,590)	18.9%	321	(7.7)%	(337)	4.6%
Other state taxes - flow through subsidiaries	815		552		425
Total provision / (benefit)	$(775)		$873		$88

Our deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards, and depreciation and basis differences between tax and GAAP. Our deferred tax assets that have a full valuation allowance relate to our taxable REIT subsidiaries.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The deferred tax assets and liabilities included in the Consolidated Balance Sheets are comprised of the following tax effects of temporary differences and based on the (amounts in thousands):

	As of
	December 31, 2020	December 31, 2019	December 31, 2018
Deferred Tax Assets
NOL carryforwards	$19,504	$18,009	$18,071
Depreciation and basis differences	32,968	28,787	28,140
Other	(609)	395	784
Gross deferred tax assets	51,863	47,191	46,995
Valuation allowance	(44,017)	(45,342)	(44,817)
Net deferred tax assets	7,846	1,849	2,178

Deferred Tax Liabilities
Basis differences - US assets	(5,743)	—	—
Basis differences - foreign investment	(22,653)	(22,813)	(22,406)
Gross deferred tax liabilities	(28,396)	(22,813)	(22,406)

Net Deferred Tax Liability(1)	$(20,550)	$(20,964)	$(20,228)
(1)Net deferred tax liability is included within Other liabilities in our Consolidated Balance Sheets.

Our U.S. taxable REIT subsidiaries operating loss carryforwards are $80.2 million, or $16.7 million after tax, including SHS loss carryforwards of $77.1 million, or $16.2 million after tax, as of December 31, 2020. The loss carryforwards will begin to expire in 2023 through 2035 if not offset by future taxable income. In addition, our Canadian subsidiaries have operating loss carryforwards of $10.7 million, or $2.8 million after tax, as of December 31, 2020. The loss carryforwards will begin to expire in 2033 through 2038 if not offset by future taxable income.

We had no unrecognized tax benefits as of December 31, 2020 and 2019. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2020.

We classify certain state taxes as income taxes for financial reporting purposes. We recorded a provision for state income taxes of $1.5 million for the year ended December 31, 2020, $0.9 million for the year ended December 31, 2019, and $0.7 million for the year ended December 31, 2018.

Our policy is to report income tax penalties and income tax related interest expense as a component of income tax expense. No interest or penalty associated with any unrecognized income tax provision or benefit was accrued, nor was any income tax related interest or penalty recognized during the years ended December 31, 2020, 2019 and 2018.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis. We calculate diluted earnings per share using the more dilutive of the treasury stock method and the two-class method.

Our potentially dilutive securities include our outstanding stock options, our unvested restricted common shares, and our Operating Partnership outstanding common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series C preferred OP units, Series D preferred OP units, Series E preferred OP units, Series F preferred OP units, Series G preferred OP units, Series H preferred OP units, Series I preferred OP units and Aspen preferred OP Units, which, if converted or exercised, may impact dilution.

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

Computations of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Numerator
Net Income Attributable to Sun Communities, Inc. Common Stockholders	$131,614	$160,265	$105,493
Less: allocation to restricted stock awards	795	1,170	831
Basic earnings - Net income attributable to common stockholders after allocation to restricted stock awards	$130,819	$159,095	$104,662
Add allocation to restricted stock awards	—	1,170	831
Diluted earnings - Net income attributable to common stockholders after allocation to restricted stock awards(1)	$130,819	$160,265	$105,493

Denominator
Weighted average common shares outstanding	97,521	88,460	81,387
Add: dilutive stock options	1	1	2
Add: dilutive restricted stock	—	454	651
Diluted weighted average common shares and securities(1)	97,522	88,915	82,040

Earnings Per Share Available to Common Stockholders After Allocation
Basic earnings per share	$1.34	$1.80	$1.29
Diluted earnings per share(1)	$1.34	$1.80	$1.29
(1)For the year ended December 31, 2020, diluted earnings per share was calculated using the two-class method. The application of this method resulted in a more dilutive earnings per share for the year. Diluted earnings per share for the years ended December 31, 2019 and 2018 were calculated using the treasury stock method as the application of this method resulted in a more dilutive earnings per share for that period.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We have excluded certain securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share for the years ended December 31, 2020, 2019 and 2018 (amounts in thousands):

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Common OP units	2,607	2,420	2,726
Series A-4 preferred stock	—	—	1,063
A-3 preferred OP units	40	40	40
A-1 preferred OP units	295	309	332
A-4 preferred OP units	—	—	410
Aspen preferred OP units	1,284	1,284	1,284
Series C preferred OP units	306	310	314
Series D preferred OP units	489	489	—
Series E preferred OP units	90	—	—
Series F preferred OP units	90	—	—
Series G preferred OP units	241	—	—
Series H preferred OP units	581	—	—
Series I preferred OP units	922	—	—
Total Securities	6,945	4,852	6,169

14. Selected Quarterly Financial Information (Unaudited)

The following is a condensed summary of our unaudited quarterly results for years ended 2020 and 2019 (in thousands, except per share data):

	2020 Quarters				2019 Quarters
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total Revenues	$310,302	$303,266	$400,514	$384,265	$287,330	$312,445	$362,443	$301,819
Total Expenses	274,781	275,715	320,967	393,060	252,759	272,273	305,989	293,835
Income / (Loss) Before Other Items	$35,521	$27,551	$79,547	$(8,795)	$34,571	$40,172	$56,454	$7,984

Net Income / (loss) Attributable to Sun Communities, Inc. Common Stockholders	$(16,086)	$58,910	$81,204	$7,586	$34,331	$40,385	$57,002	$28,547

Earnings per share(1)
Basic earnings / (loss) per share	$(0.17)	$0.61	$0.83	$0.07	$0.40	$0.46	$0.63	$0.31
Diluted earnings / (loss) per share	$(0.17)	$0.61	$0.83	$0.07	$0.40	$0.46	$0.63	$0.31
(1)Earnings per share for the year may not equal the sum of the fiscal quarters’ earnings per share due to changes in basic and diluted shares outstanding.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, cash equivalents and restricted cash, marketable securities, notes and other receivables, accounts payable, and debt. We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures, pursuant to FASB ASC 820, “Fair Value Measurements and Disclosures.” The following methods and assumptions were used in order to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

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

The change in the marketable securities balance is as follows (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019
Beginning Balance	$94,727	$49,037
Additional purchase	11,757	8,995
Change in fair value measurement	6,132	34,240
Foreign currency translation adjustment	10,138	816
Dividend reinvestment, net of tax	1,971	1,639
Ending Balance	$124,725	$94,727

Installment Notes Receivable on Manufactured Homes

Installment notes receivable on manufactured homes are recorded at fair value and are measured using model-derived indicative pricing using observable inputs, inclusive of default rates, interest rates and recovery rates (Level 2). Refer to Note 4, “Notes and Other Receivables,” and Note 19, “Recent Accounting Pronouncements,” for additional detail.

Notes Receivable from Real Estate Developers

Notes receivable from real estate developers are recorded at fair market value. We evaluate the loans using valuation models that incorporate significant unobservable inputs (Level 2) such as market interest rates and timing of related cash flows. The carrying values of the notes generally approximate their fair market values either due to the nature of the note and / or the note being secured by underlying collateral and / or personal guarantees.

Long-Term Debt and Lines of Credit

The fair value of long-term debt is based on the estimates of management and on rates currently quoted, rates currently prevailing for comparable loans, and instruments of comparable maturities (Level 2). Refer to Note 8, “Debt and Lines of Credit,” for additional information.

We have variable rates on our credit facilities and the revolving loans under our senior credit facility and the Safe Harbor credit facility. The fair value of the debt with variable rates approximates carrying value as the interest rates of these amounts approximate market rates. The estimated fair value of our indebtedness as of December 31, 2020, approximated its gross carrying value.

Financial Liabilities

We estimate the fair value of our contingent consideration liability based on valuation models using significant unobservable inputs that generally consider discounting of future cash flows using market interest rates and adjusting for non-performance risk over the remaining term of the liability (Level 3).

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Financial Instruments

The carrying values of cash and cash equivalents, other receivables, and accounts payable approximate their fair market values due to the short-term nature of those instruments. These are classified as Level 1 in the hierarchy.

The table below sets forth our financial assets and liabilities (in thousands) that required disclosure of fair value on a recurring basis as of December 31, 2020. The table presents the carrying values and fair values of our financial instruments as of December 31, 2020 and December 31, 2019, that were measured using the valuation techniques described above. The table excludes other financial instruments such as cash and cash equivalents, other receivables, and accounts payable as the carrying values associated with these instruments approximate their fair value since their maturities are less than one year.

	Year Ended
	December 31, 2020		December 31, 2019
Financial Assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Marketable securities	$124,726	$124,726	$94,727	$94,727
Installment notes receivable on manufactured homes, net	85,866	85,866	95,580	95,580
Notes receivable from real estate developers	52,638	52,638	18,960	18,960
Total assets measured at fair value	$263,230	$263,230	$209,267	$209,267

Financial Liabilities
Debt	$3,514,879	$3,613,797	$3,250,504	$3,270,544
Lines of credit and other debt	1,242,197	1,242,197	183,898	183,898
Other liabilities (contingent consideration)	15,842	15,842	6,134	6,134
Total liabilities measured at fair value	$4,772,918	$4,871,836	$3,440,536	$3,460,576

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available at December 31, 2020. As such, our estimates of fair value could differ significantly from the actual carrying value.

16. Commitments and Contingencies

Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Leases

We lease land under non-cancelable operating leases at 33 properties expiring at various dates through year 2085. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of revenues at those properties. We also have other operating leases, primarily office space and equipment expiring at various dates through 2026.

Lessee accounting

Future minimum lease payments under non-cancellable leases as of the year ended December 31, 2020 where we are the lessee include:

Maturity of Lease Liabilities (in thousands)	Operating Leases	Finance Leases	Total
2021	$4,967	$217	$5,184
2022	4,844	213	5,057
2023	4,931	196	5,127
2024	5,251	4,068	9,319
2025	5,281	—	5,281
Thereafter	61,397	—	61,397
Total Lease Payments	$86,671	$4,694	$91,365
Less: Imputed interest	(36,707)	(360)	(37,067)
Present Value of Lease Liabilities	$49,964	$4,334	$54,298

Right-of-use (ROU) assets and lease liabilities for finance and operating leases as included in our Consolidated Balance Sheets are as follows (in thousands):

Description	Financial Statement Classification	December 31, 2020	December 31, 2019
Lease Assets
ROU asset obtained in exchange for new finance lease liabilities	Investment property, net	$4,350	$4,081
ROU asset obtained in exchange for new operating lease liabilities	Other assets, net	$48,419	$23,751
ROU asset obtained relative to below market operating lease	Other assets, net	$27,614	$28,366
Lease Liabilities
Finance lease liabilities	Other liabilities	$4,334	$4,081
Operating lease liabilities	Other liabilities	$49,964	$24,222

Lease expense for finance and operating leases as included in our Consolidated Statements of Operations are as follows (in thousands):

		Year Ended
Description	Financial Statement Classification	December 31, 2020	December 31, 2019
Finance Lease Expense
Amortization of ROU assets	Interest expense	$33	$17
Interest on lease liabilities	Interest expense	104	103
Operating lease cost	General and administrative expense, Property operating and maintenance	4,255	3,474
Variable lease cost	Property operating and maintenance	2,328	1,584
Total Lease Expense		$6,720	$5,178

		Year Ended
Description	Financial Statement Classification	December 31, 2018
Capital Lease Expense
Amortization of lease	Interest expense	$16
Interest on lease liabilities	Interest expense	104
Operating lease expense	General and administrative expense, Property operating and maintenance	3,310
Below market ground lease amortization expense	Property operating and maintenance	821
Total Lease Expense		$4,251

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease term, discount rates and additional information for finance and operating leases are as follows:

Lease Term and Discount Rate	December 31, 2020
Weighted-average Remaining Lease Terms (years)
Finance lease	3.46
Operating lease	27.39
Weighted-average Discount Rate
Finance lease	2.43%
Operating lease	3.79%

	Year Ended
Other Information (in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Cash Paid For Amounts Included In The Measurement of Lease Liabilities
Operating cash flow from operating leases	$2,712	$2,199	$3,340
Financing cash flow from finance leases	137	120	120
Total Cash Paid On Lease Liabilities	$2,849	$2,319	$3,460

Lessor Accounting

We are not the lessor for any finance leases at our MH, RV or marina properties as of December 31, 2020.

Over 95 percent of our operating leases at our MH and RV properties, where we are the lessor are either month to month or for a time period not to exceed one year. As of the reporting date, future minimum lease payments would not exceed 12 months.

Future minimum lease payments under non-cancellable leases at our marinas at year ended December 31, 2020 where we are the lessor include:

Maturity of Lease Liabilities (in thousands)	Operating Leases
2021	$9,476
2022	5,402
2023	3,357
2024	1,895
2025	1,078
Thereafter	2,553
Total Undiscounted Cash Flows	$23,761

The components of lease income were as follows (in thousands):

Year Ended
Description	December 31, 2020
Operating Leases
Lease income related to lease payments	$2,075
Variable Lease Income	$423

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. Related Party Transactions

Lease of Executive Offices - Gary A. Shiffman, together with certain of his family members, indirectly owns an equity interest of approximately 28.1 percent in American Center LLC, the entity from which we lease office space for our principal executive offices. Each of Brian M. Hermelin, Ronald A. Klein and Arthur A. Weiss indirectly owns less than one percent interest in American Center LLC. Mr. Shiffman is our Chief Executive Officer and Chairman of the Board. Each of Mr. Hermelin, Mr. Klein and Mr. Weiss is a director of the Company. Under this agreement, we lease approximately 103,100 rentable square feet of permanent space. We subsequently entered into an additional office space operating lease which commenced in January 2020. Under this agreement, we lease approximately 20,087 rentable square feet of permanent space. The initial term of each lease is until October 31, 2026 and the average gross base rent is $18.95 per square foot until October 31, 2020 with graduated rent increases thereafter. As of December 31, 2020, the average gross base rent was $19.45 per square foot. Each of Mr. Shiffman, Mr. Hermelin, Mr. Klein and Mr. Weiss may have a conflict of interest with respect to his obligations as our officer and / or director and his ownership interest in American Center LLC.

Use of Airplane - Gary A. Shiffman is the beneficial owner of an airplane that we use from time to time for business purposes. During the years ended December 31, 2020 and 2019, we paid $0.3 million and $0.4 million for the use of the airplane, respectively. Mr. Shiffman may have a conflict of interest with respect to his obligations as our officer and director and his ownership interest in the airplane.

Telephone Services - Brian M. Hermelin is a principal and a beneficial owner of an entity that installs and maintains emergency telephone systems at our properties. During the years ended December 31, 2020 and 2019, we paid $0.2 million for these services, respectively. Mr. Hermelin may have a conflict of interest with respect to his obligations as our director and his position with and ownership interest in the provider of these services.

Legal Counsel - During 2018-2020, Jaffe, Raitt, Heuer, & Weiss, Professional Corporation acted as our general counsel and represented us in various matters. Arthur A. Weiss is the Chairman of the Board of Directors and a shareholder of such firm. We incurred legal fees and expenses owed to Jaffe, Raitt, Heuer, & Weiss of approximately $13.3 million, $11.1 million and $7.1 million in the years ended December 31, 2020, 2019 and 2018, respectively.

Tax Consequences Upon Sale of Properties - Gary A. Shiffman holds limited partnership interests in the Operating Partnership which were received in connection with the contribution of properties from partnerships previously affiliated with him. Prior to any redemption of these limited partnership interests for our common stock, Mr. Shiffman will have tax consequences different from those on us and our public stockholders upon the sale of any of these partnerships. Therefore, we and Mr. Shiffman may have different objectives regarding the appropriate pricing and timing of any sale of those properties.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19. Recent Accounting Pronouncements

Recent Accounting Pronouncements - Adopted

In April 2020, the FASB issued a Staff Question-and-Answer (Q&A) to clarify whether lease concessions related to the effects of COVID-19 require the application of lease modification guidance under ASC Topic 842 “Leases.” The Q&A allows companies not to apply the lease modification guidance to rent concessions that result in deferred rent where the total cash flows required by the modified lease agreement are materially the same as the cash flows required under the original lease and the change to the lease did not result in a substantial increase to the rights of the lessor or the obligations of the lessee. We adopted the guidance during the three months ended June 30, 2020 for eligible residential lease concessions. The lease concessions that meet the criteria of the Q&A are treated as if they were part of the enforceable rights and obligations of the parties under the existing lease contract. The amount of rent concessions subject to the Q&A was $4.4 million.

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“CECL”). This update replaces the incurred loss impairment methodology in previous GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As of January 1, 2020, we adopted the fair value option for our installment notes receivable on manufactured homes and the notes receivable within the GTSC joint venture which resulted in fair value adjustments of $1.6 million and $0.3 million, respectively. We also adopted the fair value option on notes receivable from real estate developers. The carrying values of those notes generally approximate their fair market values either due to the short-term nature of the loan and / or the note being secured by underlying collateral and / or personal guarantees. The adoption of CECL had an immaterial impact on our remaining financial instruments within the CECL scope. Refer to Note 4, “Notes and Other Receivables,” and Note 6, “Investments in Nonconsolidated Affiliates,” for additional detail.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)- Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that Is a Service Contract”—The amendments in this update align requirements for capitalizing implementation costs in a hosting arrangement as a service contract with internally developed software, and expense capitalized costs of the hosting arrangement over the term of the arrangement. Current GAAP does not specifically address the accounting for implementation costs of a hosting arrangement that is a service contract. Amendments in this update improve current GAAP as they clarify and align the accounting for implementation costs for hosting arrangements, regardless of whether they convey a license to the hosted software. We adopted this guidance as of January 1, 2020. The adoption of this ASU did not have a material impact on our financial statements.

Recent Accounting Pronouncements - Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform” (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for accounting for contracts, hedging relationships, and other transactions affected by the reference rate reform, if certain criteria are met. The provisions of this standard are available for election through December 31, 2022. We are currently evaluating the impact that ASU 2020-04 may have on our Consolidated Financial Statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt - “Debt with Conversion and Other Options” (Subtopic 470- 20) and “Derivatives and Hedging - Contracts in Entity’s Own Equity” (Subtopic 815-40): “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, “Debt: Debt with Conversion and Other Options,” which requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, “Earnings Per Share,” to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. We are currently evaluating the impact that ASU 2020-06 may have on our Consolidated Financial Statements and related disclosures.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Subsequent Events

Acquisition

Subsequent to the year ended December 31, 2020, we acquired a RV resort in Henderson, NY with 294 developed sites for a total purchase price of $15.0 million.

Subsequent to the year ended December 31, 2020, we acquired a RV resort in Garden City, UT with 177 developed sites for a total purchase price of $9.0 million.

Subsequent to the year ended December 31, 2020, we acquired an MH community for re-development in Bushnell, FL with 25 developed sites for a total purchase price of $1.3 million.

Subsequent to the year ended December 31, 2020, we acquired two marinas in Islamorado, FL with 251 wet slips and dry storage spaces for a total purchase price of $18.0 million.

Reportable Segments

Effective January 1, 2021, we transitioned from a two-segment to a three-segment structure as a result of the recent acquisition of Safe Harbor and its internal organization. The new structure will reflect how the chief operating decision maker manages the business, makes operating decisions, allocates resources and evaluates operating performance. This structure will increase management efficiency and better align our operations with our strategic initiatives. The reportable segments are Manufactured Homes, RV Resorts and Safe Harbor Marinas. Beginning with the quarter ending March 31, 2021, our segment results will reflect the new segment structure for all periods presented.

We have evaluated our Consolidated Financial Statements for subsequent events through the date that this Form 10-K was issued.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2020
(amounts in thousands)
The following tables set forth real estate and accumulated depreciation relating to our MH and RV properties.

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2020
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
49’er Village RV Resort	Plymouth, CA	C	$—	$2,180	$10,710	$—		$2,288	$2,180	$12,998	$15,178	$(1,791)	2017	(A)
Academy / West Point	Canton, MI	B	33,150	1,485	14,278	—		10,280	1,485	24,558	26,043	(13,767)	2000	(A)
Adirondack Gateway RV Resort & Campground	Gansevoort, NY	—	—	620	1,970	—		2,609	620	4,579	5,199	(819)	2016	(A)
Allendale Meadows Mobile Village	Allendale, MI	B	22,800	366	3,684	—		10,002	366	13,686	14,052	(8,827)	1996	(A)
Alpine Meadows Mobile Village	Grand Rapids, MI	A	10,708	729	6,692	—		9,714	729	16,406	17,135	(10,532)	1996	(A&C)
Alta Laguna	Rancho Cucamonga, CA	D	27,437	23,736	21,088	—		1,725	23,736	22,813	46,549	(3,591)	2016	(A)
Apple Carr Village	Muskegon, MI	—	—	800	6,172	336		21,342	1,136	27,514	28,650	(6,289)	2011	(A&C)
Apple Creek	Amelia, OH	B	7,416	543	5,480	—		3,064	543	8,544	9,087	(4,891)	1999	(A)
Arbor Terrace RV Park	Bradenton, FL	B	16,048	456	4,410	—		5,760	456	10,170	10,626	(5,626)	1996	(A)
Arbor Woods	Ypsilanti, MI	—	—	3,340	12,385	—		11,485	3,340	23,870	27,210	(4,101)	2017	(A)
Archview RV Resort & Campground	Moab, UT	—	—	6,289	8,419	5		690	6,294	9,109	15,403	(841)	2018	(A)
Ariana Village	Lakeland, FL	D	5,209	240	2,195	—		1,961	240	4,156	4,396	(2,501)	1994	(A)
Arran Lake RV Resort & Campground	Allenford, ON	—	—	1,190	1,175	(3)	(1)	451	1,187	1,626	2,813	(283)	2016	(A)
Augusta Village(4)	Augusta, ME	—	—	776	3,083	—		—	776	3,083	3,859	(56)	2020	(A)
Austin Lone Star RV Resort	Austin, TX	C	—	630	7,913	—		2,254	630	10,167	10,797	(1,643)	2016	(A)
Autumn Ridge	Ankeny, IA	D	23,897	890	8,054	(33)	(3)	7,003	857	15,057	15,914	(8,560)	1996	(A)
Bahia Vista Estates	Sarasota, FL	—	—	6,810	17,650	—		2,809	6,810	20,459	27,269	(2,950)	2016	(A)
Baker Acres RV Resort	Zephyrhills, FL	E	7,064	2,140	11,880	—		2,898	2,140	14,778	16,918	(2,294)	2016	(A)
Beechwood	Killingworth, CT	C	—	7,897	18,400	—		465	7,897	18,865	26,762	(931)	2019	(A)
Bell Crossing	Clarksville, TN	B	9,219	717	1,916	(13)	(3)	8,078	704	9,994	10,698	(6,228)	1999	(A&C)
Big Timber Lake RV Camping Resort	Cape May Court House, NJ	A	10,647	590	21,308	—		2,708	590	24,016	24,606	(6,657)	2013	(A)
Big Tree RV Resort	Arcadia, FL	—	—	1,250	13,534	—		2,725	1,250	16,259	17,509	(2,618)	2016	(A)
Birch Hill Estates(4)	Bangor, ME	—	—	2,025	29,461	—		—	2,025	29,461	31,486	(519)	2020	(A)
Blazing Star	San Antonio, TX	C	—	750	6,163	—		2,056	750	8,219	8,969	(2,748)	2012	(A)
Blue Heron Pines	Punta Gorda, FL	E	17,706	410	35,294	—		5,590	410	40,884	41,294	(7,245)	2015	(A&C)
Blue Jay MH & RV Resort	Dade City, FL	—	—	2,040	9,679	—		2,019	2,040	11,698	13,738	(1,768)	2016	(A)
Blue Star(8)	Apache Junction, AZ	E	2,488	5,120	12,720	(4,140)	(8)	(9,119)	980	3,601	4,581	(747)	2014	(A)
Blueberry Hill	Bushnell, FL	B	12,974	3,830	3,240	—		4,016	3,830	7,256	11,086	(2,663)	2012	(A)
Boulder Ridge	Pflugerville, TX	B	26,357	1,000	500	3,324		58,709	4,324	59,209	63,533	(15,513)	1998	(C)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2020
(amounts in thousands)

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2020
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Branch Creek Estates	Austin, TX	D	22,823	796	3,716	—		7,496	796	11,212	12,008	(6,888)	1995	(A&C)
Brentwood Estates	Hudson, FL	E	5,721	1,150	9,359	—		3,035	1,150	12,394	13,544	(2,533)	2015	(A)
Brentwood Mobile Village	Kentwood, MI	E	10,083	385	3,592	—		1,809	385	5,401	5,786	(3,634)	1996	(A)
Brentwood West	Mesa, AZ	D	28,298	13,620	24,202	—		1,236	13,620	25,438	39,058	(5,801)	2014	(A)
Broadview Estates	Davison, MI	A	4,722	749	6,089	—		18,824	749	24,913	25,662	(13,373)	1996	(A&C)
Brook Ridge	Hooksett, NH	C	—	959	5,971	—		195	959	6,166	7,125	(308)	2019	(A)
Brookside Mobile Home Village	Goshen, IN	—	—	260	1,080	386		20,248	646	21,328	21,974	(11,038)	1985	(A&C)
Brookside Village	Kentwood, MI	D	6,670	170	5,564	—		455	170	6,019	6,189	(1,849)	2011	(A)
Buena Vista	Buckeye, AZ	—	—	9,190	14,363	—		2,823	9,190	17,186	26,376	(1,064)	2019	(A)
Buttonwood Bay MH & RV Resort	Sebring, FL	D	31,106	1,952	18,294	—		7,750	1,952	26,044	27,996	(15,592)	2001	(A)
Byron Center Mobile Village	Byron Center, MI	A	3,180	253	2,402	—		1,919	253	4,321	4,574	(2,853)	1996	(A)
Caliente Sands	Cathedral City, CA	—	—	1,930	6,710	—		766	1,930	7,476	9,406	(880)	2017	(A)
Camelot Villa	Macomb, MI	A	16,159	910	21,211	—		12,379	910	33,590	34,500	(9,710)	2013	(A)
Campers Haven RV Resort	Dennisport, MA	D	16,012	14,260	11,915	—		8,461	14,260	20,376	34,636	(2,793)	2016	(A)
Candlelight Manor	South Daytona, FL	—	—	3,140	3,867	—		2,705	3,140	6,572	9,712	(1,006)	2016	(A)
Canyonlands RV Resort & Campground	Moab, UT	—	—	3,661	7,415	1		667	3,662	8,082	11,744	(820)	2018	(A)
Cape Cod RV Resort(4)	East Falmouth, MA	—	—	3,677	10,829	—		188	3,677	11,017	14,694	(337)	2020	(A)
Cape May Crossing	Cape May, NJ	—	—	270	1,693	—		494	270	2,187	2,457	(336)	2016	(A)
Cape May KOA	Cape May, NJ	C	—	650	7,736	—		8,532	650	16,268	16,918	(4,901)	2013	(A)
Carolina Pines RV Resort	Longs, SC	—	—	5,900	—	694		84,655	6,594	84,655	91,249	(4,157)	2017	(A&C)
Carriage Cove	Sanford, FL	E	16,380	6,050	21,235	—		1,750	6,050	22,985	29,035	(5,103)	2014	(A)
Carrington Pointe	Ft. Wayne, IN	B	19,775	1,076	3,632	(1)	(3)	19,636	1,075	23,268	24,343	(8,949)	1997	(A&C)
Castaways RV Resort & Campground	Berlin, MD	A	20,167	14,320	22,277	—		5,298	14,320	27,575	41,895	(7,359)	2014	(A&C)
Cava Robles RV Resort	Paso Robles, CA	—	—	1,396	—	—		40,719	1,396	40,719	42,115	(4,643)	2014	(C)
Cave Creek	Evans, CO	B	24,269	2,241	15,343	—		9,348	2,241	24,691	26,932	(10,713)	2004	(C)
Cedar Haven(4)	Holden, ME	—	—	2,520	10,489	—		—	2,520	10,489	13,009	(187)	2020	(A)
Cedar Springs	Southington, CT	C	—	2,899	10,253	—		304	2,899	10,557	13,456	(516)	2019	(A)
Central Park MH & RV Resort	Haines City, FL	C	—	2,600	10,405	—		4,225	2,600	14,630	17,230	(2,119)	2016	(A)
Cherrywood	Clinton, NY	C	—	662	9,629	(135)	(3)	575	527	10,204	10,731	(486)	2019	(A)
Chincoteague Island KOA RV Resort(2)	Chincoteague, VA	—	—	5,750	13,836	—		492	5,750	14,328	20,078	(828)	2019	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2020
(amounts in thousands)

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2020
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Chisholm Point Estates	Pflugerville, TX	D	22,791	609	5,286	—		6,800	609	12,086	12,695	(6,863)	1995	(A&C)
Chula Vista RV Resort(2)	Chula Vista, CA	—	—	—	—	—		1,163	—	1,163	1,163	(77)	2019	(A&C)
Cider Mill Crossings	Fenton, MI	C	—	520	1,568	—		43,345	520	44,913	45,433	(11,407)	2011	(A&C)
Cider Mill Village	Middleville, MI	A	4,511	250	3,590	—		2,056	250	5,646	5,896	(2,260)	2011	(A)
Citrus Hill RV Resort	Dade City, FL	C	—	1,170	2,422	—		1,824	1,170	4,246	5,416	(588)	2016	(A)
Clear Water Mobile Village	South Bend, IN	B	12,249	80	1,270	61		6,403	141	7,673	7,814	(4,614)	1986	(A)
Club Naples	Naples, FL	C	—	5,780	4,952	—		3,400	5,780	8,352	14,132	(3,055)	2011	(A)
Club Wildwood	Hudson, FL	E	22,161	14,206	21,275	—		2,972	14,206	24,247	38,453	(3,541)	2016	(A)
Coastal Estates(9)	Hampstead, NC	C	—	3,264	6,469	—		1,784	3,264	8,253	11,517	(358)	2019	(A)
Cobus Green Mobile Home Park	Osceola, IN	A	8,711	762	7,037	—		8,521	762	15,558	16,320	(9,962)	1993	(A)
Colony in the Wood	Port Orange, FL	—	—	5,650	26,828	29		2,691	5,679	29,519	35,198	(2,438)	2017	(A&C)
Comal Farms	New Braunfels, TX	C	—	1,455	1,732	—		9,575	1,455	11,307	12,762	(5,697)	2000	(A&C)
Compass RV Resort	St. Augustine, FL	—	—	4,151	10,480	2		493	4,153	10,973	15,126	(1,003)	2018	(A)
Costa Vista(2)	San Diego, CA	—	—	—	—	—		45,128	—	45,128	45,128	(97)	2019	(A)
Country Acres Mobile Village	Cadillac, MI	A	4,235	380	3,495	—		3,338	380	6,833	7,213	(4,564)	1996	(A)
Country Hills Village	Hudsonville, MI	A	5,868	340	3,861	—		531	340	4,392	4,732	(1,345)	2011	(A)
Country Lakes	Little River, SC	C	—	1,746	5,522	—		184	1,746	5,706	7,452	(280)	2019	(A)
Country Meadows Mobile Village	Flat Rock, MI	B	42,427	924	7,583	296		20,910	1,220	28,493	29,713	(18,070)	1994	(A&C)
Country Meadows Village	Caledonia, MI	C	—	550	5,555	—		6,889	550	12,444	12,994	(3,205)	2011	(A&C)
Country Squire MH & RV Resort	Paisley, FL	—	—	520	1,719	—		2,502	520	4,221	4,741	(642)	2016	(A)
Country Village Estates	Oregon City, OR	—	—	22,020	42,615	—		580	22,020	43,195	65,215	(2,280)	2019	(A)
Countryside Estates	Mckean, PA	E	6,514	320	11,610	—		3,021	320	14,631	14,951	(3,075)	2014	(A)
Countryside Village of Atlanta	Lawrenceville, GA	C	—	1,274	10,957	—		11,733	1,274	22,690	23,964	(8,035)	2004	(A&C)
Countryside Village of Gwinnett	Buford, GA	B	25,950	1,124	9,539	—		2,179	1,124	11,718	12,842	(5,644)	2004	(A)
Countryside Village of Lake Lanier	Buford, GA	B	26,622	1,916	16,357	—		7,514	1,916	23,871	25,787	(12,453)	2004	(A)
Craigleith RV Resort & Campground	Clarksburg, ON	—	—	420	705	(1)	(1)	723	419	1,428	1,847	(166)	2016	(A)
Creeks Crossing(5)	Uhland, TX	—	—	3,484	2	—		3,282	3,484	3,284	6,768	—	2019	(C)
Creekwood Meadows	Burton, MI	B	17,535	808	2,043	404		14,870	1,212	16,913	18,125	(10,480)	1997	(C)
Crestwood	Concord, NH	C	—	1,849	22,367	—		300	1,849	22,667	24,516	(1,125)	2019	(A)
Crossroads	Aiken, SC	C	—	822	3,675	—		3,833	822	7,508	8,330	(794)	2019	(A&C)
Crown Villa RV Resort(4)	Bend, OR	—	—	4,039	13,303	—		—	4,039	13,303	17,342	(244)	2020	(A)
Cutler Estates Mobile Village	Grand Rapids, MI	B	13,865	749	6,941	—		3,588	749	10,529	11,278	(7,067)	1996	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2020
(amounts in thousands)

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2020
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets		Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Cypress Greens	Lake Alfred, FL	E	7,349	960	17,518	—		2,085	960	19,603		20,563	(3,647)	2015	(A)
Daytona Beach RV Resort	Port Orange, FL	C	—	2,300	7,158	—		4,568	2,300	11,726		14,026	(1,741)	2016	(A)
Deep Run	Cream Ridge, NJ	C	—	2,020	13,053	—		221	2,020	13,274		15,294	(662)	2019	(A)
Deer Lake RV Resort & Campground	Huntsville, ON	—	—	2,830	4,260	(7)	(1)	828	2,823	5,088		7,911	(800)	2016	(A)
Deerfield Run	Anderson, IN	—	—	990	1,607	—		7,069	990	8,676		9,666	(4,797)	1999	(A&C)
Deerwood	Orlando, FL	D	37,461	6,920	37,593	—		5,187	6,920	42,780		49,700	(8,438)	2015	(A)
Desert Harbor	Apache Junction, AZ	E	10,996	3,940	14,891	—		456	3,940	15,347		19,287	(3,436)	2014	(A)
Driftwood RV Resort & Campground	Clermont, NJ	D	16,731	1,450	29,851	—		3,396	1,450	33,247		34,697	(8,254)	2014	(A)
Dunedin RV Resort	Dunedin, FL	E	9,843	4,400	16,923	—		2,913	4,400	19,836		24,236	(3,153)	2016	(A)
Dutton Mill Village	Caledonia, MI	A	8,939	370	8,997	—		2,120	370	11,117		11,487	(3,726)	2011	(A)
Eagle Crest	Firestone, CO	D	31,603	2,015	150	—		30,892	2,015	31,042		33,057	(17,654)	1998	(C)
East Fork Crossing	Batavia, OH	C	—	1,280	6,302	—		18,551	1,280	24,853		26,133	(13,008)	2000	(A&C)
East Village Estates	Washington Twp, MI	A	18,607	1,410	25,413	—		5,748	1,410	31,161		32,571	(9,504)	2012	(A)
Egelcraft	Muskegon, MI	D	18,849	690	22,596	—		2,771	690	25,367		26,057	(6,015)	2014	(A)
El Capitan Canyon(4)	Goleta, CA	—	—	42,077	6,767	—		29	42,077	6,796		48,873	(196)	2020	(A)
Ellenton Gardens RV Resort	Ellenton, FL	E	4,610	2,130	7,755	—		3,027	2,130	10,782		12,912	(1,713)	2016	(A)
Emerald Coast MH & RV Resort(2)	Panama City Beach, FL	D	14,984	10,330	9,070	—		983	10,330	10,053		20,383	(1,253)	2017	(A)
Fairfield Village	Ocala, FL	B	10,518	1,160	18,673	—		1,218	1,160	19,891		21,051	(3,715)	2015	(A)
Farmwood Village	Dover, NH	C	—	1,232	12,348	—		269	1,232	12,617		13,849	(624)	2019	(A)
Fisherman’s Cove	Flint Twp, MI	A	4,702	380	3,438	—		4,524	380	7,962		8,342	(5,506)	1993	(A)
Flamingo Lake RV Resort(4)	Jacksonville, FL	—	—	4,580	31,866	—		105	4,580	31,971	36551	36,551	(566)	2020	(A)
Forest Hill	Southington, CT	C	—	5,170	10,775	—		863	5,170	11,638		16,808	(553)	2019	(A)
Forest Meadows	Philomath, OR	A	2,465	1,031	2,050	—		1,071	1,031	3,121		4,152	(1,607)	1999	(A)
Forest Springs(4)	Grass Valley, CA	—	—	9,280	43,691	—		49	9,280	43,740		53,020	(804)	2020	(A)
Forest View	Homosassa, FL	—	—	1,330	22,056	—		1,307	1,330	23,363		24,693	(4,450)	2015	(A)
Fort Tatham RV Resort & Campground	Sylva, NC	—	—	110	760	—		950	110	1,710		1,820	(279)	2016	(A)
Fort Whaley RV Resort & Campground	Whaleyville, MD	C	—	510	5,194	—		16,527	510	21,721		22,231	(2,199)	2015	(A)
Four Seasons	Elkhart, IN	B	11,199	500	4,811	—		3,885	500	8,696		9,196	(4,652)	2000	(A)
Frenchtown Villa / Elizabeth Woods	Newport, MI	E	28,743	1,450	52,327	—		33,928	1,450	86,255		87,705	(18,795)	2014	(A&C)
Friendly Village of La Habra	La Habra, CA	D	32,434	26,956	25,202	—		1,469	26,956	26,671		53,627	(4,294)	2016	(A)
Friendly Village of Modesto	Modesto, CA	D	16,854	6,260	20,885	—		1,496	6,260	22,381		28,641	(3,389)	2016	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2020
(amounts in thousands)

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2020
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Friendly Village of Simi	Simi Valley, CA	D	16,535	14,906	15,986	—		1,002	14,906	16,988	31,894	(2,661)	2016	(A)
Friendly Village of West Covina	West Covina, CA	D	12,719	14,520	5,221	—		979	14,520	6,200	20,720	(1,013)	2016	(A)
Frontier Town RV Resort & Campground	Berlin, MD	C	—	18,960	43,166	—		32,642	18,960	75,808	94,768	(12,034)	2015	(A)
Gig Harbor RV Resort(4)	Gig Harbor, WA	—	—	3,430	11,930	—		—	3,430	11,930	15,360	(217)	2020	(A)
Glen Ellis Family Campground	Glen, NH	D	5,683	448	5,798	—		5,282	448	11,080	11,528	(432)	2019	(A)
Glen Haven RV Resort	Zephyrhills, FL	E	5,208	1,980	8,373	—		1,672	1,980	10,045	12,025	(1,610)	2016	(A)
Glen Laurel	Concord, NC	C	—	1,641	453	—		11,783	1,641	12,236	13,877	(7,063)	2001	(A&C)
Gold Coaster MH & RV Resort	Homestead, FL	A	13,196	446	4,234	172		6,524	618	10,758	11,376	(5,847)	1997	(A)
Grand Bay	Dunedin, FL	—	—	3,460	6,314	(3,086)	(3)	1,197	374	7,511	7,885	(1,135)	2016	(A)
Grand Lakes RV Resort	Citra, FL	C	—	5,280	4,501	(1,820)	(3)	4,964	3,460	9,465	12,925	(3,103)	2012	(A)
Grand Mobile Estates	Grand Rapids, MI	B	9,370	374	3,587	4,998		4,891	5,372	8,478	13,850	(4,293)	1996	(A)
Grand Oaks RV Resort & Campground	Cayuga, ON	—	—	970	4,220	(3)	(1)	2,554	967	6,774	7,741	(926)	2016	(A)
Grove Beach	Westbrook, CT	C	—	1,221	10,225	—		61	1,221	10,286	11,507	(513)	2019	(A)
Grove Ridge RV Resort	Dade City, FL	E	3,260	1,290	5,387	—		2,162	1,290	7,549	8,839	(1,189)	2016	(A)
Groves RV Resort	Ft. Myers, FL	B	16,063	249	2,396	—		4,523	249	6,919	7,168	(3,513)	1997	(A)
Gulfstream Harbor	Orlando, FL	—	—	14,510	78,930	—		5,703	14,510	84,633	99,143	(15,937)	2015	(A)
Gulliver’s Lake RV Resort & Campground	Millgrove, ON	—	—	2,950	2,950	(8)	(1)	1,292	2,942	4,242	7,184	(615)	2016	(A)
Gwynn’s Island RV Resort & Campground	Gwynn, VA	C	—	760	595	—		1,842	760	2,437	3,197	(785)	2013	(A)
Hacienda Del Rio	Edgewater, FL	—	—	33,309	80,310	—		2,707	33,309	83,017	116,326	(4,255)	2019	(A)
Hamlin	Webberville, MI	B	10,486	125	1,675	536		13,242	661	14,917	15,578	(7,882)	1984	(A&C)
Hancock Heights Estates(4)	Hancock, ME	—	—	750	9,381	—		—	750	9,381	10,131	(165)	2020	(A)
Hannah Village	Lebanon, NH	C	—	365	4,705	—		65	365	4,770	5,135	(240)	2019	(A)
Hemlocks	Tilton, NH	C	—	1,016	7,151	—		140	1,016	7,291	8,307	(367)	2019	(A)
Heritage	Temecula, CA	D	12,901	13,200	7,877	—		1,123	13,200	9,000	22,200	(1,443)	2016	(A)
Hickory Hills Village	Battle Creek, MI	—	—	760	7,697	—		2,389	760	10,086	10,846	(3,548)	2011	(A)
Hid'n Pines RV Resort	Old Orchard Beach, ME	—	—	1,956	10,020	—		988	1,956	11,008	12,964	(619)	2019	(A)
Hidden Ridge RV Resort	Hopkins, MI	C	—	440	893	—		4,584	440	5,477	5,917	(1,136)	2011	(A)
Hidden River RV Resort	Riverview, FL	C	—	3,950	6,376	—		5,669	3,950	12,045	15,995	(1,703)	2016	(A)
Hidden Valley RV Resort & Campground	Normandale, ON	—	—	2,610	4,170	(7)	(1)	2,005	2,603	6,175	8,778	(890)	2016	(A)
High Point Park	Frederica, DE	—	—	898	7,031	(42)	(3)	7,616	856	14,647	15,503	(7,321)	1997	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2020
(amounts in thousands)

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2020
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Highland Green Estates(4)	Highland, MI	—	—	3,109	38,038	—		88	3,109	38,126	41,235	(696)	2020	(A)
Hill Country Cottage and RV Resort	New Braunfels, TX	C	—	3,790	27,200	—		3,995	3,790	31,195	34,985	(5,482)	2016	(A&C)
Hillcrest	Uncasville, CT	C	—	10,670	9,607	—		774	10,670	10,381	21,051	(489)	2019	(A)
Holiday Park Estates(4)	Bangor, ME	B	8,800	1,125	13,940	—		—	1,125	13,940	15,065	(249)	2020	(A)
Holiday West Village	Holland, MI	B	13,800	340	8,067	—		460	340	8,527	8,867	(2,690)	2011	(A)
Holly Forest Estates	Holly Hill, FL	D	24,279	920	8,376	—		1,289	920	9,665	10,585	(6,954)	1997	(A)
Holly Village / Hawaiian Gardens	Holly, MI	B	19,431	1,514	13,596	—		8,457	1,514	22,053	23,567	(10,166)	2004	(A)
Homosassa River RV Resort	Homosassa Springs, FL	C	—	1,520	5,020	—		3,014	1,520	8,034	9,554	(1,208)	2016	(A)
Horseshoe Cove RV Resort	Bradenton, FL	E	19,456	9,466	32,612	—		3,751	9,466	36,363	45,829	(5,786)	2016	(A)
Hunters Crossing	Capac, MI	C	—	430	1,092	—		1,309	430	2,401	2,831	(676)	2012	(A)
Hunters Glen	Wayland, MI	C	—	1,102	11,926	—		16,714	1,102	28,640	29,742	(11,539)	2004	(C)
Hyde Park	Easton, MD	C	—	6,585	18,256	—		708	6,585	18,964	25,549	(914)	2019	(A)
Indian Creek Park	Ft. Myers Beach, FL	D	60,776	3,832	34,660	—		13,856	3,832	48,516	52,348	(33,687)	1996	(A)
Indian Creek RV & Camping Resort	Geneva on the Lake, OH	C	—	420	20,791	(5)	(3)	9,132	415	29,923	30,338	(7,382)	2013	(A&C)
Indian Wells RV Resort	Indio, CA	D	11,266	2,880	19,470	—		6,289	2,880	25,759	28,639	(3,668)	2016	(A)
Island Lakes	Merritt Island, FL	D	11,287	700	6,431	—		1,110	700	7,541	8,241	(5,715)	1995	(A)
Jellystone Park™ at Barton Lake(4)	Fremont, IN	—	—	—	—	—		24,046	—	24,046	24,046	(460)	2020	(A)
Jellystone Park™ at Birchwood Acres MH & RV Resort	Greenfield Park, NY	A	3,740	560	5,527	—		9,986	560	15,513	16,073	(4,288)	2013	(A)
Jellystone Park™ at Gardiner	Gardiner, NY	—	—	873	28,406	—		6,254	873	34,660	35,533	(3,661)	2018	(A)
Jellystone Park™ at Golden Valley	Bostic, NC	—	—	4,829	4,260	(9)	(3)	35,198	4,820	39,458	44,278	(2,764)	2018	(A&C)
Jellystone Park™ at Guadalupe River	Kerrville, TX	—	—	2,519	23,939	(2)	(3)	3,588	2,517	27,527	30,044	(3,053)	2018	(A)
Jellystone Park™ at Hill Country	Canyon Lake, TX	—	—	1,991	20,709	—		2,273	1,991	22,982	24,973	(2,204)	2018	(A)
Jellystone Park™ at Larkspur	Larkspur, CO	—	—	1,880	5,521	—		90,570	1,880	96,091	97,971	(2,616)	2016	(A&C)
Jellystone Park™ at Luray	East Luray, VA	—	—	3,164	29,588	(1)	(3)	1,866	3,163	31,454	34,617	(3,300)	2018	(A)
Jellystone Park™ at Maryland	Williamsport, MD	—	—	2,096	23,737	—		3,058	2,096	26,795	28,891	(2,819)	2018	(A)
Jellystone Park™ at Memphis	Horn Lake, MS	A	2,701	889	6,846	3		243	892	7,089	7,981	(749)	2018	(A)
Jellystone Park™ at Natural Bridge(4)	Natural Bridge Station, VA	—	—	902	11,682	—		402	902	12,084	12,986	(221)	2020	(A)
Jellystone Park™ at Quarryville	Quarryville, PA	—	—	3,882	33,781	—		2,142	3,882	35,923	39,805	(3,757)	2018	(A)
Jellystone Park™ at Tower Park(2)	Lodi, CA	—	—	2,560	29,819	(1)	(3)	12,877	2,559	42,696	45,255	(3,882)	2018	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2020
(amounts in thousands)

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2020
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Jellystone Park™ of Western New York	North Java, NY	A	6,398	870	8,884	—		7,269	870	16,153	17,023	(5,107)	2013	(A)
Kensington Meadows	Lansing, MI	B	17,725	250	2,699	—		9,663	250	12,362	12,612	(7,769)	1995	(A&C)
Kimberly Estates	Newport, MI	C	—	1,250	6,160	—		11,998	1,250	18,158	19,408	(3,858)	2016	(A)
King’s Court Mobile Village	Traverse City, MI	B	64,950	1,473	13,782	269		22,744	1,742	36,526	38,268	(15,198)	1996	(A&C)
King’s Lake	DeBary, FL	D	8,682	280	2,542	—		3,097	280	5,639	5,919	(3,835)	1994	(A)
Kings Manor	Lakeland, FL	—	—	2,270	5,578	—		5,592	2,270	11,170	13,440	(1,887)	2016	(A)
King’s Pointe	Lake Alfred, FL	B	7,704	510	16,763	—		548	510	17,311	17,821	(3,263)	2015	(A)
Kissimmee Gardens	Kissimmee, FL	—	—	3,270	14,402	—		1,685	3,270	16,087	19,357	(2,486)	2016	(A)
Kissimmee South MH & RV Resort	Davenport, FL	—	—	3,740	6,819	—		5,099	3,740	11,918	15,658	(1,687)	2016	(A)
Kittatinny Campground & RV Resort(4)	Barryville, NY	—	—	—	—	—		16,381	—	16,381	16,381	(314)	2020	(A)
Knollwood Estates	Allendale, MI	B	9,225	400	4,061	—		3,364	400	7,425	7,825	(4,222)	2001	(A)
La Casa Blanca	Apache Junction, AZ	—	—	4,370	14,142	—		695	4,370	14,837	19,207	(3,351)	2014	(A)
La Costa Village	Port Orange, FL	D	50,166	3,640	62,315	—		2,276	3,640	64,591	68,231	(12,131)	2015	(A)
La Hacienda RV Resort	Austin, TX	C	—	3,670	22,225	—		1,024	3,670	23,249	26,919	(5,367)	2015	(A)
Lafayette Place	Warren, MI	A	13,183	669	5,979	—		8,090	669	14,069	14,738	(8,443)	1998	(A)
Lafontaine RV Resort & Campground	Tiny, ON	—	—	1,290	2,075	(3)	(1)	2,634	1,287	4,709	5,996	(564)	2016	(A)
Lake Avenue RV Resort & Campground	Cherry Valley, ON	—	—	670	1,290	(2)	(1)	1,071	668	2,361	3,029	(331)	2016	(A)
Lake in Wood RV Resort	Narvon, PA	A	9,850	7,360	7,097	—		3,163	7,360	10,260	17,620	(3,081)	2012	(A)
Lake Josephine RV Resort	Sebring, FL	C	—	490	2,830	—		1,731	490	4,561	5,051	(477)	2016	(A)
Lake Juliana Landings	Auburndale, FL	—	—	335	3,048	—		1,913	335	4,961	5,296	(3,514)	1994	(A)
Lake Pointe Village	Mulberry, FL	D	17,882	480	29,795	—		591	480	30,386	30,866	(5,688)	2015	(A)
Lake Rudolph Campground & RV Resort	Santa Claus, IN	A	16,432	2,340	28,113	—		11,465	2,340	39,578	41,918	(11,988)	2014	(A&C)
Lake San Marino RV Park	Naples, FL	B	23,038	650	5,760	—		6,064	650	11,824	12,474	(6,560)	1996	(A)
Lakefront	Lakeside, CA	D	26,146	21,556	17,440	—		1,124	21,556	18,564	40,120	(2,944)	2016	(A)
Lakeland RV Resort	Lakeland, FL	C	—	1,730	5,524	—		3,290	1,730	8,814	10,544	(1,287)	2016	(A)
Lakeshore Landings	Orlando, FL	D	13,028	2,570	19,481	—		1,659	2,570	21,140	23,710	(4,710)	2014	(A)
Lakeshore Villas	Tampa, FL	—	—	3,080	18,983	—		1,197	3,080	20,180	23,260	(3,767)	2015	(A)
Lakeside	Terryville, CT	C	—	1,278	3,445	—		77	1,278	3,522	4,800	(173)	2019	(A)
Lakeside Crossing	Conway, SC	D	12,647	3,520	31,615	—		14,791	3,520	46,406	49,926	(7,116)	2015	(A&C)
Lakeview	Ypsilanti, MI	—	—	1,156	10,903	(1)	(3)	8,139	1,155	19,042	20,197	(9,635)	2004	(A)
Lakeview CT	Danbury, CT	C	—	2,545	8,884	—		523	2,545	9,407	11,952	(456)	2019	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2020
(amounts in thousands)

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2020
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Lakeview Mobile Estates(4)	Yucaipa, CA	—	—	—	—	—	23,976	—	23,976	23,976	(435)	2020	(A)
Lamplighter	Port Orange, FL	B	7,142	1,330	12,846	—	1,008	1,330	13,854	15,184	(2,579)	2015	(A)
Laurel Heights	Uncasville, CT	C	—	1,678	693	—	47	1,678	740	2,418	(35)	2019	(A)
Lazy J Ranch	Arcata, CA	—	—	7,100	6,838	—	524	7,100	7,362	14,462	(893)	2017	(A)
Leaf Verde RV Resort	Buckeye, AZ	—	—	3,417	8,437	12	899	3,429	9,336	12,765	(828)	2018	(A)
Leisure Point Resort	Millsboro, DE	—	—	3,628	41,291	—	297	3,628	41,588	45,216	(2,140)	2019	(A)
Leisure Village	Belmont, MI	—	—	360	8,219	113	2,408	473	10,627	11,100	(2,962)	2011	(A)
Lemon Wood	Ventura, CA	D	18,994	19,540	6,918	—	1,244	19,540	8,162	27,702	(1,299)	2016	(A)
Liberty Farm	Valparaiso, IN	C	—	66	1,201	116	4,518	182	5,719	5,901	(3,151)	1985	(A&C)
Lincoln Estates	Holland, MI	—	—	455	4,201	—	2,031	455	6,232	6,687	(4,061)	1996	(A)
Lone Star Jellystone Park(4)	Waller, TX	—	—	1,767	19,361	—	4	1,767	19,365	21,132	(361)	2020	(A)
Long Beach RV Resort & Campground	Barnegat, NJ	—	—	710	3,414	—	1,421	710	4,835	5,545	(729)	2016	(A)
Lost Dutchman(8)	Apache Junction, AZ	E	3,790	—	—	4,140	14,539	4,140	14,539	18,679	(3,300)	2014	(A)
Majestic Oaks RV Resort	Zephyrhills, FL	E	4,370	3,940	4,725	62	2,081	4,002	6,806	10,808	(1,178)	2016	(A)
Maple Brook	Matteson, IL	D	41,166	8,460	48,865	—	846	8,460	49,711	58,171	(11,091)	2014	(A)
Maplewood Manor	Brunswick, ME	E	7,725	1,770	12,982	—	1,566	1,770	14,548	16,318	(3,136)	2014	(A)
Marco Naples RV Resort	Naples, FL	—	—	2,790	10,458	—	4,823	2,790	15,281	18,071	(2,158)	2016	(A)
Marina Cove	Uncasville, CT	C	—	262	365	—	9	262	374	636	(18)	2019	(A)
Massey's Landing RV Resort	Millsboro, DE	—	—	2,755	17,948	2,224	15,592	4,979	33,540	38,519	(1,310)	2019	(A)
Meadow Lake Estates	White Lake, MI	—	—	1,188	11,498	127	7,995	1,315	19,493	20,808	(14,558)	1994	(A)
Meadowbrook	Charlotte, NC	C	—	1,310	6,570	—	12,908	1,310	19,478	20,788	(10,479)	2000	(A&C)
Meadowbrook Estates	Monroe, MI	A	12,825	431	3,320	379	16,738	810	20,058	20,868	(11,970)	1986	(A)
Meadowbrook Village	Tampa, FL	B	11,482	519	4,728	—	1,273	519	6,001	6,520	(4,704)	1994	(A)
Meadowlands of Gibraltar	Gibraltar, MI	B	17,625	640	7,673	—	4,418	640	12,091	12,731	(2,760)	2015	(A)
Menifee Development(5)	Menifee, CA	—	—	2,258	—	—	1,156	2,258	1,156	3,414	—	2020	(C)
Merrymeeting	Brunswick, ME	C	—	250	1,020	—	1,050	250	2,070	2,320	(510)	2014	(A)
Mi-Te-Jo Campground	Milton, NH	—	—	1,416	7,580	—	4,010	1,416	11,590	13,006	(1,167)	2018	(A)
Mill Creek MH & RV Resort	Kissimmee, FL	—	—	1,400	4,839	—	4,484	1,400	9,323	10,723	(1,386)	2016	(A)
Millwood	Uncasville, CT	C	—	2,425	8	—	655	2,425	663	3,088	(12)	2019	(A&C)
Moab Valley RV Resort & Campground	Moab, UT	—	—	3,693	8,732	1	1,797	3,694	10,529	14,223	(931)	2018	(A)
Mountain View	Mesa, AZ	B	10,514	5,490	12,325	—	627	5,490	12,952	18,442	(2,923)	2014	(A)
Mouse Mountain RV Resort(4)	Davenport, FL	—	—	—	—	—	15,652	—	15,652	15,652	(220)	2020	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2020
(amounts in thousands)

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2020
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Napa Valley	Napa, CA	D	18,625	17,740	11,675	—		1,108	17,740	12,783	30,523	(2,040)	2016	(A)
Naples RV Resort	Naples, FL	B	6,597	3,640	2,020	—		2,512	3,640	4,532	8,172	(1,437)	2011	(A)
New England Village	Westbrook, CT	C	—	4,188	1,444	—		25	4,188	1,469	5,657	(73)	2019	(A)
New Point RV Resort	New Point, VA	C	—	1,550	5,259	—		4,584	1,550	9,843	11,393	(3,022)	2013	(A)
New Ranch	Clearwater, FL	—	—	2,270	2,723	—		1,518	2,270	4,241	6,511	(588)	2016	(A)
North Lake Estates	Moore Haven, FL	C	—	4,150	3,486	—		2,137	4,150	5,623	9,773	(2,132)	2011	(A)
North Point Estates	Pueblo, CO	—	—	1,582	3,027	1		4,014	1,583	7,041	8,624	(3,919)	2001	(C)
Northville Crossing	Northville, MI	B	16,869	1,236	29,564	—		6,312	1,236	35,876	37,112	(12,041)	2012	(A)
Oak Creek	Coarsegold, CA	B	8,732	4,760	11,185	—		2,084	4,760	13,269	18,029	(2,948)	2014	(A)
Oak Crest	Austin, TX	B	21,439	4,311	12,611	4,365		23,610	8,676	36,221	44,897	(10,347)	2002	(C)
Oak Grove	Plainville, CT	C	—	1,004	1,660	—		16	1,004	1,676	2,680	(83)	2019	(A)
Oak Island Village	East Lansing, MI	B	16,447	320	6,843	—		3,229	320	10,072	10,392	(3,480)	2011	(A)
Oak Ridge	Manteno, IL	D	29,578	1,090	36,941	—		4,070	1,090	41,011	42,101	(9,425)	2014	(A)
Oakview Estates	Arcadia, FL	—	—	850	3,881	—		1,446	850	5,327	6,177	(794)	2016	(A)
Oakwood Village	Miamisburg, OH	B	31,451	1,964	6,401	(1)	(3)	13,682	1,963	20,083	22,046	(12,448)	1998	(A&C)
Ocean Breeze Jensen Beach MH & RV Resort	Jensen Beach, FL	C	—	19,026	13,862	—		30,032	19,026	43,894	62,920	(5,296)	2016	(A&C)
Ocean Breeze MH & RV Resort(6)	Marathon, FL	—	—	2,330	1,770	—		5,076	2,330	6,846	9,176	(270)	2016	(A)
Ocean Mesa RV Resort(4)	Goleta, CA	—	—	15,962	6,200	—		4	15,962	6,204	22,166	(128)	2020	(A)
Ocean Pines	Garden City, SC	C	—	7,623	35,333	—		423	7,623	35,756	43,379	(2,219)	2019	(A)
Ocean West	McKinleyville, CA	B	4,562	5,040	4,413	349		694	5,389	5,107	10,496	(583)	2017	(A)
Oceanside RV Resort & Campground	Coos Bay, OR	—	—	2,718	3,244	1		1,361	2,719	4,605	7,324	(445)	2018	(A)
Orange City MH & RV Resort	Orange City, FL	B	11,172	920	5,540	—		5,632	920	11,172	12,092	(2,683)	2011	(A)
Orange Tree Village	Orange City, FL	D	10,049	283	2,530	15		1,361	298	3,891	4,189	(2,908)	1994	(A)
Orchard Lake	Milford, OH	C	—	395	4,025	(15)	(3)	3,121	380	7,146	7,526	(3,628)	1999	(A)
Paddock Park South	Ocala, FL	—	—	630	6,601	—		1,900	630	8,501	9,131	(1,279)	2016	(A)
Palm Creek Golf & RV Resort	Casa Grande, AZ	D	94,720	11,836	76,143	—		25,046	11,836	101,189	113,025	(31,816)	2012	(A&C)
Palm Key Village	Davenport, FL	D	15,620	3,840	15,661	—		895	3,840	16,556	20,396	(3,203)	2015	(A)
Palm Village	Bradenton, FL	—	—	2,970	2,849	—		1,815	2,970	4,664	7,634	(664)	2016	(A)
Palos Verdes Shores MH & Golf Community(2)	San Pedro, CA	D	24,870	—	21,815	—		2,451	—	24,266	24,266	(3,660)	2016	(A)
Pandion Ridge RV Resort	Orange Beach, AL	—	—	12,719	7,515	906		526	13,625	8,041	21,666	(447)	2019	(A)
Park Place	Sebastian, FL	—	—	1,360	48,678	67		3,337	1,427	52,015	53,442	(9,535)	2015	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2020
(amounts in thousands)

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2020
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Park Royale	Pinellas Park, FL	D	15,291	670	29,046	—		527	670	29,573	30,243	(5,567)	2015	(A)
Parkside Village	Cheektowaga, NY	—	—	550	10,402	—		359	550	10,761	11,311	(2,397)	2014	(A)
Pebble Creek	Greenwood, IN	C	—	1,030	5,074	—		11,442	1,030	16,516	17,546	(7,714)	2000	(A&C)
Pecan Branch	Georgetown, TX	C	—	1,379	—	235		20,386	1,614	20,386	22,000	(4,084)	1999	(C)
Pecan Park RV Resort	Jacksonville, FL	—	—	2,000	5,000	1,420		11,158	3,420	16,158	19,578	(1,382)	2016	(A&C)
Pelican Bay	Micco, FL	D	6,400	470	10,543	—		1,703	470	12,246	12,716	(2,379)	2015	(A)
Pelican RV Resort & Marina	Marathon, FL	C	—	4,760	4,742	—		1,906	4,760	6,648	11,408	(1,183)	2016	(A)
Pembroke Downs	Chino, CA	D	10,659	9,560	7,269	—		843	9,560	8,112	17,672	(1,209)	2016	(A)
Peter’s Pond RV Resort	Sandwich, MA	C	—	4,700	22,840	—		4,046	4,700	26,886	31,586	(8,569)	2013	(A)
Petoskey KOA RV Resort	Petoskey, MI	—	—	214	8,676	652		1,940	866	10,616	11,482	(877)	2018	(A)
Petoskey RV Resort	Petoskey, MI	—	—	230	3,270	—		4,773	230	8,043	8,273	(1,244)	2016	(A)
Pheasant Ridge	Lancaster, PA	B	41,341	2,044	19,279	—		1,041	2,044	20,320	22,364	(12,101)	2002	(A)
Pickerel Park RV Resort & Campground	Napanee, ON	—	—	900	2,125	(2)	(1)	2,026	898	4,151	5,049	(598)	2016	(A)
Pin Oak Parc	O’Fallon, MO	—	—	1,038	3,250	467		15,848	1,505	19,098	20,603	(10,369)	1994	(A&C)
Pine Hills	Middlebury, IN	A	2,571	72	544	60		3,703	132	4,247	4,379	(2,601)	1980	(A)
Pine Ridge	Prince George, VA	B	11,544	405	2,397	1		25,028	406	27,425	27,831	(6,656)	1986	(A&C)
Pine Trace	Houston, TX	—	—	2,907	17,169	(212)	(3)	15,106	2,695	32,275	34,970	(15,446)	2004	(A&C)
Pinebrook Village	Kentwood, MI	—	—	130	5,692	—		1,604	130	7,296	7,426	(2,516)	2011	(A)
Pismo Dunes RV Resort	Pismo Beach, CA	D	19,381	11,070	10,190	—		1,436	11,070	11,626	22,696	(1,382)	2017	(A)
Pleasant Lake RV Resort	Bradenton, FL	E	12,364	5,220	20,403	—		3,807	5,220	24,210	29,430	(3,824)	2016	(A)
Pony Express RV Resort & Campground	North Salt Lake, UT	—	—	3,429	4,643	1		485	3,430	5,128	8,558	(592)	2018	(A)
Presidential Estates Mobile Village	Hudsonville, MI	B	23,007	680	6,314	—		5,801	680	12,115	12,795	(7,711)	1996	(A)
Rainbow MH & RV Resort	Frostproof, FL	A	4,430	1,890	5,682	—		4,688	1,890	10,370	12,260	(3,402)	2012	(A)
Rainbow Village of Largo	Largo, FL	E	8,883	4,420	12,529	—		3,752	4,420	16,281	20,701	(2,673)	2016	(A)
Rainbow Village of Zephyrhills	Zephyrhills, FL	D	9,040	1,800	9,884	—		2,263	1,800	12,147	13,947	(1,930)	2016	(A)
Rancho Alipaz(2)	San Juan Capistrano, CA	D	12,678	—	2,856	16,168		918	16,168	3,774	19,942	(582)	2016	(A)
Rancho Caballero	Riverside, CA	D	15,263	16,560	12,446	—		1,345	16,560	13,791	30,351	(2,072)	2016	(A)
Rancho Mirage	Apache Junction, AZ	—	—	7,510	22,238	—		977	7,510	23,215	30,725	(5,148)	2014	(A)
Red Oaks MH & RV Resort(2)	Bushnell, FL	—	—	5,180	20,499	—		6,189	5,180	26,688	31,868	(4,167)	2016	(A)
Regency Heights	Clearwater, FL	D	27,045	11,330	15,734	—		2,677	11,330	18,411	29,741	(2,672)	2016	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2020
(amounts in thousands)

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2020
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Reserve at Fox Creek	Bullhead City, AZ	D	15,562	1,950	20,074	—		1,369	1,950	21,443	23,393	(4,790)	2014	(A)
Reunion Lake RV Resort	Ponchatoula, LA	—	—	7,726	16,146	—		1,501	7,726	17,647	25,373	(940)	2019	(A)
Richmond Place	Richmond, MI	B	6,400	501	2,040	(31)	(3)	3,648	470	5,688	6,158	(2,902)	1998	(A)
Riptide RV Resort & Marina	Key Largo, FL	—	—	2,440	991	—		1,836	2,440	2,827	5,267	(441)	2016	(A)
River Haven Village	Grand Haven, MI	—	—	1,800	16,967	—		17,977	1,800	34,944	36,744	(16,105)	2001	(A)
River Pines	Nashua, NH	C	—	2,739	37,802	—		512	2,739	38,314	41,053	(1,904)	2019	(A)
River Ranch	Austin, TX	C	—	4,690	843	182		40,505	4,872	41,348	46,220	(13,126)	2000	(A&C)
River Ridge Estates	Austin, TX	B	39,509	3,201	15,090	—		7,614	3,201	22,704	25,905	(12,523)	2002	(C)
River Run	Granby, CO	—	—	8,642	—	130		118,304	8,772	118,304	127,076	(3,489)	2018	(C)
Riverside Club	Ruskin, FL	D	39,050	1,600	66,207	—		9,872	1,600	76,079	77,679	(13,449)	2015	(A)
Riverside Drive Park(4)	Augusta, ME	—	—	1,177	12,084	—		—	1,177	12,084	13,261	(216)	2020	(A)
Riverside Village(4)	Jensen Beach, FL	—	—	4,623	—	—		—	4,623	—	4,623	—	2020	(A)
Rock Crusher Canyon RV Resort	Crystal River, FL	C	—	420	5,542	168		4,728	588	10,270	10,858	(1,900)	2015	(A)
Rolling Hills	Storrs, CT	C	—	3,960	3,755	—		619	3,960	4,374	8,334	(188)	2019	(A)
Roxbury Park	Goshen, IN	—	—	1,057	9,870	1		5,231	1,058	15,101	16,159	(8,177)	2001	(A)
Royal Country	Miami, FL	E	58,500	2,290	20,758	—		3,132	2,290	23,890	26,180	(19,681)	1994	(A)
Royal Palm Village	Haines City, FL	E	11,079	1,730	27,446	—		4,237	1,730	31,683	33,413	(6,007)	2015	(A)
Royal Palms MH & RV Resort(2)	Cathedral City, CA	—	—	—	21,660	—		2,453	—	24,113	24,113	(3,581)	2016	(A)
Rudgate Clinton	Clinton Township, MI	A	24,623	1,090	23,664	—		10,537	1,090	34,201	35,291	(10,599)	2012	(A)
Rudgate Manor	Sterling Heights, MI	A	14,733	1,440	31,110	—		13,997	1,440	45,107	46,547	(13,780)	2012	(A)
Saco / Old Orchard Beach KOA	Saco, ME	C	—	790	3,576	—		5,450	790	9,026	9,816	(2,461)	2014	(A)
Saddle Oak Club	Ocala, FL	D	19,529	730	6,743	—		1,879	730	8,622	9,352	(6,607)	1995	(A)
Saddlebrook	San Marcos, TX	—	—	1,703	11,843	—		26,873	1,703	38,716	40,419	(13,991)	2002	(C)
San Pedro RV Resort & Marina(6)	Islamorada, FL	—	—	3,110	2,416	—		(555)	3,110	1,861	4,971	(4)	2016	(A)
Sandy Lake MH & RV Resort	Carrolton, TX	—	—	730	17,837	—		1,718	730	19,555	20,285	(3,007)	2016	(A)
Saralake Estates	Sarasota, FL	—	—	6,540	11,403	—		1,232	6,540	12,635	19,175	(1,970)	2016	(A)
Savanna Club	Port St. Lucie, FL	D	65,825	12,810	79,887	—		573	12,810	80,460	93,270	(15,192)	2015	(A&C)
Scio Farms Estates	Ann Arbor, MI	B	55,561	2,300	22,659	(11)	(3)	16,242	2,289	38,901	41,190	(26,430)	1995	(A&C)
Sea Air Village	Rehoboth Beach, DE	—	—	1,207	10,179	—		2,656	1,207	12,835	14,042	(7,409)	1997	(A)
Sea Breeze MH & RV Resort(6)	Islamorada, FL	—	—	7,390	4,616	2,312		289	9,702	4,905	14,607	(13)	2016	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2020
(amounts in thousands)

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2020
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Seaport RV Resort	Old Mystic, CT	C	—	120	290	—		2,570	120	2,860	2,980	(1,404)	2013	(A)
Seashore Campsites & RV Resort	Cape May, NJ	D	15,030	1,030	23,228	—		3,135	1,030	26,363	27,393	(6,531)	2014	(A)
Serendipity	North Fort Myers, FL	—	—	1,160	23,522	—		3,828	1,160	27,350	28,510	(5,256)	2015	(A)
Settler’s Rest RV Resort	Zephyrhills, FL	C	—	1,760	7,685	—		2,108	1,760	9,793	11,553	(1,526)	2016	(A)
Shadow Wood Village	Hudson, FL	—	—	4,520	3,898	664		8,520	5,184	12,418	17,602	(1,084)	2016	(A)
Shady Pines MH & RV Resort	Galloway Township, NJ	—	—	1,060	3,768	—		1,330	1,060	5,098	6,158	(810)	2016	(A)
Shady Road Villas	Ocala, FL	—	—	450	2,819	—		3,762	450	6,581	7,031	(785)	2016	(A)
Sheffield Estates	Auburn Hills, MI	C	—	778	7,165	—		2,887	778	10,052	10,830	(4,840)	2006	(A)
Shelby Forest	Shelby Twp, MI	—	—	4,050	42,362	—		462	4,050	42,824	46,874	(2,531)	2019	(A)
Shelby West	Shelby Twp, MI	—	—	5,676	38,933	—		251	5,676	39,184	44,860	(2,143)	2019	(A)
Shell Creek RV Resort & Marina	Punta Gorda, FL	E	6,286	2,200	9,662	—		3,198	2,200	12,860	15,060	(1,825)	2016	(A)
Shenandoah Acres Family Campground(4)	Stuarts Draft, VA	—	—	—	—	—		17,132	—	17,132	17,132	(242)	2020	(A)
Sherkston Shores Beach Resort & Campground	Sherkston, ON	—	—	22,750	97,164	378		23,733	23,128	120,897	144,025	(17,006)	2016	(A)
Siesta Bay RV Park	Ft. Myers, FL	B	65,019	2,051	18,549	5		5,312	2,056	23,861	25,917	(17,278)	1996	(A)
Silver Birches RV Resort & Campground	Lambton Shores, ON	—	—	880	1,540	(2)	(1)	577	878	2,117	2,995	(358)	2016	(A)
Silver Creek RV Resort	Mears, MI	—	—	605	7,014	3		1,122	608	8,136	8,744	(775)	2018	(C)
Silver Springs	Clinton Township, MI	B	6,667	861	16,595	—		3,540	861	20,135	20,996	(6,645)	2012	(A)
Sky Harbor	Cheektowaga, NY	A	13,459	2,318	24,253	—		6,278	2,318	30,531	32,849	(6,551)	2014	(A)
Skyline	Fort Collins, CO	E	9,683	2,260	12,120	—		942	2,260	13,062	15,322	(2,954)	2014	(A)
Slickrock RV Resort & Campground	Moab, UT	—	—	—	—	3,188		7,702	3,188	7,702	10,890	(139)	2019	(A)
Smith Creek Crossing	Granby, CO	—	—	1,395	—	20		29,777	1,415	29,777	31,192	(331)	2018	(C)
Southern Charm MH & RV Resort	Zephyrhills, FL	E	11,524	4,940	17,366	—		2,888	4,940	20,254	25,194	(3,274)	2016	(A)
Southern Hills / Northridge Place	Stewartville, MN	E	7,423	360	12,723	—		12,372	360	25,095	25,455	(5,882)	2014	(A&C)
Southern Palms	Ladson, SC	C	—	2,351	9,441	—		224	2,351	9,665	12,016	(1,796)	2019	(A)
Southern Pines	Bradenton, FL	—	—	1,710	3,337	—		1,336	1,710	4,673	6,383	(771)	2016	(A)
Southport Springs Golf & Country Club	Zephyrhills, FL	D	33,891	15,060	17,229	—		4,025	15,060	21,254	36,314	(3,922)	2015	(A&C)
Southside Landing	Cambridge, MD	C	—	1,004	2,535	—		645	1,004	3,180	4,184	(146)	2019	(A)
Southwood Village	Grand Rapids, MI	—	—	300	11,517	—		1,647	300	13,164	13,464	(4,164)	2011	(A)
Spanish Main MH & RV Resort	Thonotasassa, FL	—	—	2,390	8,159	—		5,156	2,390	13,315	15,705	(1,822)	2016	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2020
(amounts in thousands)

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2020
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
St. Clair Place	St. Clair, MI	A	1,618	501	2,029	—		2,611	501	4,640	5,141	(2,448)	1998	(A)
Stonebridge (MI)	Richfield Twp, MI	—	—	2,044	—	246		2,231	2,290	2,231	4,521	(182)	1998	(C)
Stonebridge (TX)	San Antonio, TX	C	—	2,515	2,096	(615)	(3)	6,444	1,900	8,540	10,440	(4,799)	2000	(A&C)
Stonebrook	Homosassa, FL	—	—	650	14,063	—		1,227	650	15,290	15,940	(2,802)	2015	(A)
Strafford / Lake Winnipesaukee South KOA(2)	Strafford, NH	—	—	—	—	304		3,566	304	3,566	3,870	(167)	2019	(A)
Summit Ridge	Converse, TX	C	—	2,615	2,092	(883)	(3)	20,660	1,732	22,752	24,484	(10,477)	2000	(A&C)
Sun N Fun RV Resort	Sarasota, FL	D	72,880	50,952	117,457	(138)	(3)	11,257	50,814	128,714	179,528	(21,870)	2016	(A)
Sun Outdoors Sevierville Pigeon Forge(9)	Sevierville, TN	—	—	3,730	19,736	—		1,360	3,730	21,096	24,826	(1,118)	2019	(A)
Sun Valley	Apache Junction, AZ	D	11,908	2,750	18,408	—		1,821	2,750	20,229	22,979	(4,445)	2014	(A)
Sun Villa Estates	Reno, NV	B	24,029	2,385	11,773	(1,100)	(3)	2,449	1,285	14,222	15,507	(9,399)	1998	(A)
Suncoast Gateway	Port Richey, FL	—	—	594	300	—		852	594	1,152	1,746	(387)	2016	(A)
Sundance	Zephyrhills, FL	B	12,469	890	25,306	—		1,131	890	26,437	27,327	(4,971)	2015	(A)
Sunlake Estates	Grand Island, FL	D	20,897	6,290	24,084	—		2,797	6,290	26,881	33,171	(4,992)	2015	(A)
Sunset Beach RV Resort	Cape Charles, VA	—	—	3,800	24,030	—		—	3,800	24,030	27,830	(3,811)	2016	(A)
Sunset Harbor at Cow Key Marina	Key West, FL	—	—	8,570	7,636	—		1,565	8,570	9,201	17,771	(1,296)	2016	(A)
Sunset Lakes RV Resort	Hillsdale, IL	—	—	1,840	5,995	—		2,884	1,840	8,879	10,719	(1,127)	2017	(A)
Sunset Ridge (MI)	Portland, MI	—	—	2,044	—	(9)	(3)	31,010	2,035	31,010	33,045	(10,957)	1998	(C)
Sunset Ridge (TX)	Kyle, TX	C	—	2,190	2,775	—		10,533	2,190	13,308	15,498	(5,172)	2000	(A&C)
Swan Meadow Village	Dillon, CO	E	13,293	2,140	19,734	—		484	2,140	20,218	22,358	(4,177)	2014	(A)
Sweetwater RV Resort	Zephyrhills, FL	E	5,388	1,340	9,113	—		2,201	1,340	11,314	12,654	(1,807)	2016	(A)
Sycamore Village	Mason, MI	—	—	390	13,341	—		4,583	390	17,924	18,314	(6,046)	2011	(A)
Tallowwood Isle	Coconut Creek, FL	C	—	13,796	20,797	—		1,894	13,796	22,691	36,487	(3,341)	2016	(A)
Tamarac Village MH & RV Resort	Ludington, MI	D	18,792	300	12,028	85		3,829	385	15,857	16,242	(4,810)	2011	(A)
Tampa East MH & RV Resort	Dover, FL	A	8,256	734	6,310	—		8,290	734	14,600	15,334	(6,128)	2005	(A)
The Colony(2)	Oxnard, CA	—	—	—	6,437	—		967	—	7,404	7,404	(1,157)	2016	(A)
The Grove at Alta Ridge	Thornton, CO	E	26,576	5,370	37,116	—		427	5,370	37,543	42,913	(8,285)	2014	(A)
The Hamptons Golf & Country Club	Auburndale, FL	D	67,783	15,890	67,555	—		4,152	15,890	71,707	87,597	(13,287)	2015	(A)
The Hideaway	Key West, FL	—	—	2,720	972	—		1,065	2,720	2,037	4,757	(301)	2016	(A)
The Hills	Apopka, FL	—	—	1,790	3,869	—		1,361	1,790	5,230	7,020	(790)	2016	(A)
The Landings at Lake Henry(9)	Haines City, FL	D	11,986	3,070	30,973	—		2,719	3,070	33,692	36,762	(6,255)	2015	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2020
(amounts in thousands)

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2020
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
The Ridge	Davenport, FL	D	36,691	8,350	35,463	—		3,568	8,350	39,031	47,381	(7,673)	2015	(A)
The Sands RV & Golf Resort	Desert Hot Springs, CA	—	—	3,071	12,611	1		2,147	3,072	14,758	17,830	(1,558)	2018	(A)
The Valley	Apopka, FL	—	—	2,530	5,660	—		1,753	2,530	7,413	9,943	(1,089)	2016	(A)
The Villas at Calla Pointe	Cheektowaga, NY	A	3,624	380	11,014	—		171	380	11,185	11,565	(2,480)	2014	(A)
Three Gardens	Southington, CT	C	—	2,031	6,686	—		58	2,031	6,744	8,775	(335)	2019	(A)
Three Lakes	Hudson, FL	C	—	5,050	3,361	—		3,503	5,050	6,864	11,914	(2,313)	2012	(A)
Thunderhill Estates	Sturgeon Bay, WI	E	5,359	640	9,008	439		2,759	1,079	11,767	12,846	(2,667)	2014	(A)
Timber Ridge	Ft. Collins, CO	D	38,537	990	9,231	—		3,655	990	12,886	13,876	(8,706)	1996	(A)
Timberline Estates	Coopersville, MI	B	18,812	535	4,867	1		4,138	536	9,005	9,541	(5,968)	1994	(A)
Town & Country Mobile Village	Traverse City, MI	A	5,203	406	3,736	—		1,858	406	5,594	6,000	(3,588)	1996	(A)
Town & Country Village	Lisbon, ME	E	2,505	230	4,539	—		1,043	230	5,582	5,812	(1,264)	2014	(A)
Trailside RV Resort & Campground	Seguin, ON	—	—	3,690	3,650	(10)	(1)	1,064	3,680	4,714	8,394	(751)	2016	(A)
Traveler’s World MH & RV Resort	San Antonio, TX	—	—	790	7,952	—		2,223	790	10,175	10,965	(1,674)	2016	(A)
Treetops RV Resort	Arlington, TX	C	—	730	9,831	—		2,141	730	11,972	12,702	(1,843)	2016	(A)
Troy Villa(4)	Troy, MI	—	—	5,591	16,501	—		26	5,591	16,527	22,118	(317)	2020	(A)
Vallecito	Newbury Park, CA	D	21,545	25,766	9,814	—		1,152	25,766	10,966	36,732	(1,637)	2016	(A)
Victor Villa	Victorville, CA	D	11,706	2,510	20,408	—		2,222	2,510	22,630	25,140	(3,525)	2016	(A)
Vines RV Resort	Paso Robles, CA	C	—	890	7,110	—		1,979	890	9,089	9,979	(2,642)	2013	(A)
Vista Del Lago	Scotts Valley, CA	D	17,719	17,830	9,456	—		1,440	17,830	10,896	28,726	(1,580)	2016	(A)
Vista Del Lago MH & RV Resort	Bradenton, FL	E	4,131	3,630	5,329	—		2,145	3,630	7,474	11,104	(1,060)	2016	(A)
Vizcaya Lakes	Port Charlotte, FL	C	—	670	4,221	—		1,030	670	5,251	5,921	(876)	2015	(A)
Wagon Wheel RV Resort & Campground	Old Orchard Beach, ME	C	—	590	7,703	—		3,118	590	10,821	11,411	(3,574)	2013	(A)
Walden Woods	Homosassa, FL	D	18,857	1,550	26,375	—		1,640	1,550	28,015	29,565	(5,227)	2015	(A)
Warren Dunes Village	Bridgman, MI	C	—	310	3,350	—		11,537	310	14,887	15,197	(3,248)	2011	(A&C)
Water Oak Country Club Estates	Lady Lake, FL	D	45,105	2,834	16,706	2,666		38,393	5,500	55,099	60,599	(24,166)	1993	(A&C)
Waters Edge RV Resort	Zephyrhills, FL	E	3,592	1,180	5,450	—		2,438	1,180	7,888	9,068	(1,276)	2016	(A)
Waverly Shores Village	Holland, MI	B	14,340	340	7,267	450		6,257	790	13,524	14,314	(3,078)	2011	(A&C)
West Village Estates	Romulus, MI	B	5,364	884	19,765	—		3,914	884	23,679	24,563	(7,106)	2012	(A)
Westbrook Senior Village	Toledo, OH	D	5,744	355	3,295	—		700	355	3,995	4,350	(2,423)	2001	(A)
Westbrook Village	Toledo, OH	B	23,983	1,110	10,462	—		5,982	1,110	16,444	17,554	(9,962)	1999	(A)
Westside Ridge	Auburndale, FL	D	8,409	760	10,714	—		955	760	11,669	12,429	(2,195)	2015	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2020
(amounts in thousands)

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2020
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Westward Ho RV Resort & Campground	Glenbeulah, WI	C	—	1,050	5,642	—		2,749	1,050	8,391	9,441	(2,533)	2013	(A)
Westward Shores Cottages & RV Resort	West Ossipee, NH	—	—	1,901	15,326	—		6,678	1,901	22,004	23,905	(1,773)	2018	(A)
White Lake Mobile Home Village	White Lake, MI	B	24,178	672	6,179	1		11,065	673	17,244	17,917	(10,575)	1997	(A&C)
Whitewater RV Resort(5)	Mountain View, AR	—	—	5,163	—	1,791		11,597	6,954	11,597	18,551	(1)	2019	(C)
Wild Acres RV Resort & Campground	Old Orchard Beach, ME	C	—	1,640	26,786	—		5,209	1,640	31,995	33,635	(10,777)	2013	(A)
Wildwood Community	Sandwich, IL	D	23,770	1,890	37,732	—		1,003	1,890	38,735	40,625	(8,622)	2014	(A)
Willow Lake RV Resort & Campground	Scotland, ON	—	—	1,260	2,275	(3)	(1)	951	1,257	3,226	4,483	(453)	2016	(A)
Willowbrook Place	Toledo, OH	B	17,392	781	7,054	1		5,867	782	12,921	13,703	(7,555)	1997	(A)
Willowood RV Resort & Campground	Amherstburg, ON	—	—	1,160	1,490	(3)	(1)	1,478	1,157	2,968	4,125	(418)	2016	(A)
Windham Hills Estates	Jackson, MI	—	—	2,673	2,364	—		21,654	2,673	24,018	26,691	(12,532)	1998	(A&C)
Windmill Village	Davenport, FL	D	45,198	7,560	36,294	—		1,746	7,560	38,040	45,600	(7,244)	2015	(A)
Windsor Woods Village	Wayland, MI	C	—	270	5,835	—		3,037	270	8,872	9,142	(3,645)	2011	(A)
Wine Country RV Resort	Paso Robles, CA	C	—	1,740	11,510	—		3,918	1,740	15,428	17,168	(3,976)	2014	(A&C)
Woodhaven Place	Woodhaven, MI	B	13,700	501	4,541	—		7,109	501	11,650	12,151	(6,220)	1998	(A)
Woodlake Trails	San Antonio, TX	C	—	1,186	287	(56)	(3)	19,958	1,130	20,245	21,375	(6,800)	2000	(A&C)
Woodland Lake RV Resort & Campground	Bornholm, ON	—	—	1,650	2,165	(4)	(1)	637	1,646	2,802	4,448	(451)	2016	(A)
Woodland Park Estates	Eugene, OR	—	—	1,592	14,398	1		1,104	1,593	15,502	17,095	(11,130)	1998	(A)
Woodlands at Church Lake	Groveland, FL	—	—	2,480	9,072	—		4,054	2,480	13,126	15,606	(2,221)	2015	(A)
Woodside Terrace	Holland, OH	B	25,076	1,063	9,625	—		12,806	1,063	22,431	23,494	(12,005)	1997	(A)
Woodsmoke Camping Resort(4)	Fort Myers, FL	—	—	4,916	20,555	—		59	4,916	20,614	25,530	(376)	2020	(A)
Wymberly	Martinez, GA	C	—	3,058	14,451	—		324	3,058	14,775	17,833	(725)	2019	(A)
Yankee Village	Old Saybrook, CT	C	—	1,552	364	—		8	1,552	372	1,924	(19)	2019	(A)
			$3,458,853	$1,488,331	$5,514,658	$44,017		$2,670,882	$1,532,348	$8,185,540	$9,717,888	$(1,929,574)
Corporate Headquarters and Other(7)	Southfield, MI	—	—	—	—	1,081		91,589	1,081	100,601	101,682	(28,136)
			$3,458,853	$1,488,331	$5,514,658	$45,098		$2,762,471	$1,533,429	$8,286,141	$9,819,570	$(1,957,710)
A These properties collateralize $267.3 million of secured debt.
B These properties collateralize $1.2 billion of secured debt.
C These properties are unencumbered and support the borrowing base for (a) our unsecured senior credit facility which had $40.4 million outstanding on the revolving loan and no borrowings on the term loan, (b) an unsecured term loan facility which had $45.0 million outstanding.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2020
(amounts in thousands)
D These properties collateralize $1.7 billion of secured debt.
E These properties collateralize $370.0 million of secured debt.

(1) Gross amount carried at December 31, 2020, at our Canadian properties, reflects the impact of foreign currency translation.
(2) All or part of this property is subject to a ground lease.
(3) Gross amount carried at December 31, 2020 has decreased at this property due to a partial disposition of land or depreciable assets, as applicable.
(4) This property was acquired during 2020.
(5) This property was not included in our community count as of December 31, 2020 as it was not fully developed.
(6) This property was impaired as a result of Hurricane Irma in September 2017.
(7) Corporate Headquarters and other fixed assets.
(8) This property was split into two separate properties in 2020.
(9) This property had a name change in 2020.

The following tables set forth real estate and accumulated depreciation relating to our Safe Harbor branded marinas.

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2020
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Anacapa Isle	Oxnard, CA	—	—	$—	$10,920	$—	$—	$—	$10,920	$10,920	$—	2020	(A)
Annapolis	Annapolis, MD	A	—	12,544	11,879	—	23	12,544	11,902	24,446	—	2020	(A)
Aqua Yacht	Iuka, MS	A	—	1,229	16,139	—	—	1,229	16,139	17,368	(194)	2020	(A)
Aqualand	Flowery Branch, GA	A	—	—	35,960	—	658	—	36,618	36,618	(426)	2020	(A)
Bahia Bleu	Thunderbolt, GA	A	—	2,444	8,060	—	(99)	2,444	7,961	10,405	(64)	2020	(A)
Ballena Isle	Alameda, CA	A	—	738	21,294	—	51	738	21,345	22,083	(180)	2020	(A)
Beaufort	Beaufort, SC	A	—	—	1,756	—	16	—	1,772	1,772	(27)	2020	(A)
Beaver Creek	Monticello, KY	A	—	—	10,768	—	27	—	10,795	10,795	(91)	2020	(A)
Belle Maer	Harrison Township, MI	A	—	4,079	14,551	—	(1)	4,079	14,550	18,629	(167)	2020	(A)
Bohemia Vista	Chesapeake Bay, MD	A	—	1,351	1,338	—	1	1,351	1,339	2,690	(35)	2020	(A)
Brady Mountain	Royal, AR	A	—	—	22,297	—	(45)	—	22,252	22,252	(317)	2020	(A)
Bristol	Charleston, SC	A	—	1,342	7,541	—	58	1,342	7,599	8,941	(46)	2020	(A)
Bruce & Johnsons	Branford, CT	A	—	9,243	25,373	—	5	9,243	25,378	34,621	(190)	2020	(A)
Burnside	Somerset, KY	A	—	—	11,815	—	—	—	11,815	11,815	(130)	2020	(A)
Burnt Store	Punta Gorda, FL	A	—	17,624	16,534	60	925	17,684	17,459	35,143	(142)	2020	(A)
Calusa Island	Goodland, FL	A	—	18,472	6,894	—	45	18,472	6,939	25,411	(89)	2020	(A)
Cape Harbour	Cape Coral, FL	A	—	5,502	5,984	—	12	5,502	5,996	11,498	(53)	2020	(A)
Capri	Port Washington, NY	A	—	7,740	15,975	—	29	7,740	16,004	23,744	(109)	2020	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2020
(amounts in thousands)

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2020
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Carroll Island	Baltimore, MD	A	—	1,215	1,634	—	207	1,215	1,841	3,056	(56)	2020	(A)
Charleston City	Charleston, SC	A	—	—	38,750	—	63	—	38,813	38,813	(313)	2020	(A)
City Boatyard	Charleston, SC	A	—	3,366	7,904	—	158	3,366	8,062	11,428	(38)	2020	(A)
Cove Haven	Barrington, RI	A	—	9,963	9,758	—	11	9,963	9,769	19,732	(91)	2020	(A)
Cowesett	Warwick, RI	A	—	18,779	20,520	—	1	18,779	20,521	39,300	(158)	2020	(A)
Crystal Point	Point Pleasant, NJ	A	—	1,308	2,273	—	433	1,308	2,706	4,014	(20)	2020	(A)
Dauntless(1)	Essex, CT	A	—	4,230	18,730	—	29	4,230	18,759	22,989	(132)	2020	(A)
Dauntless Shipyard(1)	Essex, CT	A	—	—	—	—	—	—	—	—	—	2020	(A)
Deep River	Deep River, CT	A	—	4,689	5,036	—	32	4,689	5,068	9,757	(56)	2020	(A)
Eagle Cove	Byrdstown, TN	A	—	—	4,599	—	12	—	4,611	4,611	(116)	2020	(A)
Emerald Point	Austin, TX	A	—	—	18,144	—	131	—	18,275	18,275	(285)	2020	(A)
Emeryville	Emeryville, CA	A	—	—	17,161	—	72	—	17,233	17,233	(122)	2020	(A)
Essex Island(1)	Essex, CT	A	—	—	—	—	—	—	—	—	—	2020	(A)
Ferry Point	Old Saybrook, CT	A	—	1,638	7,384	—	167	1,638	7,551	9,189	(55)	2020	(A)
Fiddler's Cove	North Falmouth, MA	A	—	13,697	11,927	—	10	13,697	11,937	25,634	(74)	2020	(A)
Gaines	Rouses Point, NY	A	—	392	2,740	—	42	392	2,782	3,174	(78)	2020	(A)
Glen Cove	Glen Cove, NY	A	—	8,223	16,921	—	3	8,223	16,924	25,147	(133)	2020	(A)
Grand Isle	Grand Haven, MI	A	—	5,966	5,181	—	41	5,966	5,222	11,188	(157)	2020	(A)
Great Island	Harpswell, ME	A	—	9,770	13,022	—	35	9,770	13,057	22,827	(101)	2020	(A)
Great Lakes	Muskegon, MI	A	—	6,123	5,748	—	2	6,123	5,750	11,873	(120)	2020	(A)
Great Oak Landing	Chestertown, MD	A	—	1,082	3,937	—	132	1,082	4,069	5,151	(97)	2020	(A)
Green Harbor	Marshfield, MA	A	—	8,346	5,591	—	174	8,346	5,765	14,111	(50)	2020	(A)
Greenport(2)	Greenport, NY	A	—	31,112	10,215	—	161	31,112	10,376	41,488	(127)	2020	(A)
Greenwich Bay	Warwick, RI	A	—	5,268	4,467	—	310	5,268	4,777	10,045	(88)	2020	(A)
Grider Hill	Albany, KY	A	—	—	11,066	—	824	—	11,890	11,890	(254)	2020	(A)
Hacks Point	Earleville, MD	A	—	319	1,031	—	256	319	1,287	1,606	(17)	2020	(A)
Harbor House	Stamford, CT	A	—	—	2,798	—	—	—	2,798	2,798	(38)	2020	(A)
Harbors View	Afton, OK	A	—	304	1,223	—	4	304	1,227	1,531	(29)	2020	(A)
Harbortown	Fort Pierce, FL	A	—	23,204	12,928	—	19	23,204	12,947	36,151	(130)	2020	(A)
Haverstraw	West Haverstraw, NY	—	—	—	17,128	—	35	—	17,163	17,163	(169)	2020	(A)
Hawthorne Cove	Salem, MA	A	—	1,832	11,584	—	76	1,832	11,660	13,492	(106)	2020	(A)
Hideaway Bay	Flowery Branch, GA	A	—	—	26,218	—	22	—	26,240	26,240	(109)	2020	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2020
(amounts in thousands)

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2020
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Holly Creek	Celina, TN	A	—	50	7,022	—	26	50	7,048	7,098	(69)	2020	(A)
Island Park	Portsmouth, RI	A	—	7,518	3,544	—	367	7,518	3,911	11,429	(30)	2020	(A)
Jamestown	Jamestown, KY	A	—	—	31,998	—	11	—	32,009	32,009	(257)	2020	(A)
Jamestown Boatyard	Jamestown, RI	A	—	3,908	3,449	—	14	3,908	3,463	7,371	(29)	2020	(A)
Jefferson Beach	St. Clair Shores, MI	A	—	19,196	18,109	—	27	19,196	18,136	37,332	(217)	2020	(A)
Kings Point	Cornelius, NC	A	—	10,717	14,139	—	60	10,717	14,199	24,916	(109)	2020	(A)
Lakefront	Port Clinton, OH	A	—	448	1,811	—	6	448	1,817	2,265	(69)	2020	(A)
Loch Lomond	San Rafael, CA	A	—	5,185	7,366	—	497	5,185	7,863	13,048	(104)	2020	(A)
Manasquan River	Brick Township, NJ	A	—	2,026	1,701	—	29	2,026	1,730	3,756	(27)	2020	(A)
Marina Bay	Quincy, MA	A	—	10,156	20,114	—	443	10,156	20,557	30,713	(120)	2020	(A)
Mystic	Mystic, CT	A	—	1,274	13,459	—	16	1,274	13,475	14,749	(115)	2020	(A)
Narrows Point	Grasonville, MD	A	—	5,902	8,908	—	33	5,902	8,941	14,843	(168)	2020	(A)
New England Boatworks	Portsmouth, RI	A	—	21,843	17,656	—	206	21,843	17,862	39,705	(222)	2020	(A)
New Port Cove	Riviera Beach, FL	A	—	19,039	2,460	—	62	19,039	2,522	21,561	(57)	2020	(A)
Newport Shipyard	Newport, RI	A	—	18,991	50,974	—	9	18,991	50,983	69,974	(373)	2020	(A)
North Palm Beach	North Palm Beach, FL	A	—	16,629	11,591	—	9	16,629	11,600	28,229	(70)	2020	(A)
Old Port Cove	North Palm Beach, FL	A	—	27,833	26,842	—	71	27,833	26,913	54,746	(180)	2020	(A)
Onset Bay	Buzzards Bay, MA	A	—	6,892	4,073	—	30	6,892	4,103	10,995	(45)	2020	(A)
Oxford	Oxford, MD	A	—	939	4,840	—	241	939	5,081	6,020	(56)	2020	(A)
Peninsula Yacht Club	Cornelius, NC	A	—	9,546	19,003	—	40	9,546	19,043	28,589	(120)	2020	(A)
Pier 121	Lewisville, TX	A	—	—	66,283	—	114	—	66,397	66,397	(654)	2020	(A)
Pier 77	Bradenton, FL	A	—	1,141	4,106	—	55	1,141	4,161	5,302	(40)	2020	(A)
Pilots Point	Westbrook,CT	A	—	12,674	43,795	—	257	12,674	44,052	56,726	(288)	2020	(A)
Pineland	Bokeelia, FL	A	—	5,917	5,323	—	325	5,917	5,648	11,565	(76)	2020	(A)
Plymouth	Plymouth, MA	A	—	7,016	14,416	—	6	7,016	14,422	21,438	(89)	2020	(A)
Port Royal	Port Royal, SC	A	—	1,509	1,663	—	9	1,509	1,672	3,181	(34)	2020	(A)
Post Road	Mamaroneck, NY	A	—	3,196	1,965	—	20	3,196	1,985	5,181	(26)	2020	(A)
Regatta Pointe	Palmetto, FL	A	—	—	21,774	—	76	—	21,850	21,850	(124)	2020	(A)
Reserve Harbor	Pawleys Island, SC	A	—	2,904	4,708	—	78	2,904	4,786	7,690	(41)	2020	(A)
Riviera Beach	Riviera Beach, FL	A	—	39,088	30,727	—	—	39,088	30,727	69,815	—	2020	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2020
(amounts in thousands)

		Encumbrance		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2020
Property Name	Location	Group	Amount	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Rockland	Rockland, ME	—	—	1,078	13,360	—	—	1,078	13,360	14,438	—	2020	(A)
Sakonnet	Portsmouth, RI	A	—	5,210	8,468	—	45	5,210	8,513	13,723	(56)	2020	(A)
Sandusky	Sandusky, OH	A	—	215	2,866	—	5	215	2,871	3,086	(72)	2020	(A)
Shelburne Shipyard	Shelburne, VT	A	—	2,274	1,741	—	1	2,274	1,742	4,016	(49)	2020	(A)
Siesta Key	Sarasota, FL	A	—	4,429	5,188	—	118	4,429	5,306	9,735	(99)	2020	(A)
Silver Spring	South Kingstown, RI	A	—	3,043	2,810	—	71	3,043	2,881	5,924	(23)	2020	(A)
Skippers Landing	Troutman, NC	A	—	4,990	2,839	—	169	4,990	3,008	7,998	(40)	2020	(A)
Skull Creek	Hilton Head, SC	A	—	1,110	5,648	—	140	1,110	5,788	6,898	(36)	2020	(A)
South Fork	Fort Lauderdale, FL	—	—	7,954	5,319	—	1,044	7,954	6,363	14,317	—	2020	(A)
South Harbour Village	Southport, NC	A	—	698	3,757	—	887	698	4,644	5,342	(24)	2020	(A)
Sportsman	Orange Beach, AL	A	—	22,197	18,947	—	224	22,197	19,171	41,368	(203)	2020	(A)
Stirling(2)	Greenport, NY	A	—	—	—	—	—	—	—	—	—	2020	(A)
Stratford	Stratford, CT	A	—	2,343	17,941	—	61	2,343	18,002	20,345	(117)	2020	(A)
Sunset Bay	Hull, MA	A	—	2,546	7,640	—	140	2,546	7,780	10,326	(47)	2020	(A)
Toledo Beach	La Salle Township, MI	A	—	1,132	2,490	—	(400)	1,132	2,090	3,222	(68)	2020	(A)
Trade Winds	Appling, GA	A	—	—	10,854	—	16	—	10,870	10,870	(105)	2020	(A)
Ventura Isle	Ventura, CA	A	—	—	23,872	—	16	—	23,888	23,888	(139)	2020	(A)
Walden	Montgomery, TX	A	—	1,099	4,253	—	5	1,099	4,258	5,357	(38)	2020	(A)
West Palm Beach	West Palm Beach, FL	A	—	—	58,541	—	—	—	58,541	58,541	—	2020	(A)
Westport	Denver, NC	A	—	3,218	5,781	—	115	3,218	5,896	9,114	(81)	2020	(A)
Wickford	Wickford, RI	A	—	1,054	2,435	—	—	1,054	2,435	3,489	—	2020	(A)
Wickford Cove	Wickford, RI	A	—	7,174	12,995	—	58	7,174	13,053	20,227	(79)	2020	(A)
Willsboro Bay	Willsboro, NY	A	—	618	3,137	—	45	618	3,182	3,800	(141)	2020	(A)
Wisdom Dock	Albany, KY	A	—	346	3,339	—	10	346	3,349	3,695	(72)	2020	(A)
Yacht Haven	Stamford, CT	A	—	6,720	3,703	—	7	6,720	3,710	10,430	(58)	2020	(A)
Zahnisers	Solomons, MD	A	—	1,756	3,589	—	2	1,756	3,591	5,347	(40)	2020	(A)
			$—	$585,875	$1,256,028	$60	$11,083	$585,935	$1,267,111	$1,853,046	$(10,975)
Marinas Headquarters and Other	Dallas, TX	—	$—	—	9,521	—	2,466	—	11,987	11,987	(127)
			$—	$585,875	$1,265,549	$60	$13,549	$585,935	$1,279,098	$1,865,033	$(11,102)
A These marinas are unencumbered and support the borrowing base for the Safe Harbor Facility which had $652.0 million and $500.0 million of borrowings outstanding under the revolving loan and term loan, respectively.
(1) All costs from Dauntless Shipyard and Essex Island are grouped into Dauntless.
(2) All costs from Stirling are grouped into Greenport.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2020
(amounts in thousands)
The change in investment property for the years ended December 31, 2020, 2019, and 2018 is as follows (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Beginning balance	$8,919,600	$7,560,946	$6,882,879
Community and land acquisitions, including immediate improvements	2,410,900	930,668	414,840
Community expansion and development	246,454	281,808	152,672
Improvements	249,275	233,984	205,006
Dispositions and other	(141,626)	(87,806)	(94,451)
Ending balance	$11,684,603	$8,919,600	$7,560,946

The change in accumulated depreciation for the years ended December 31, 2020, 2019, and 2018 is as follows (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Beginning balance	$1,686,980	$1,442,630	$1,237,525
Depreciation for the period	344,478	291,605	253,952
Asset impairment	(7)	—	—
Dispositions and other	(62,639)	(47,255)	(48,847)
Ending balance	$1,968,812	$1,686,980	$1,442,630