Form 10-Q
period 2021-03-31
SUN COMMUNITIES INC
filed 2021-04-27
CIK 912593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2021.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and ‘emerging growth company” in rule 12b-2 of the Exchange Act.

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

Number of shares of Common Stock, $0.01 par value per share, outstanding as of April 20, 2021: 111,828,638

SUN COMMUNITIES, INC.
PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	March 31, 2021	December 31, 2020
Assets
Land	$2,190,762	$2,119,364
Land improvements and buildings	8,664,199	8,480,597
Rental homes and improvements	652,559	637,603
Furniture, fixtures and equipment	491,735	447,039
Investment property	11,999,255	11,684,603
Accumulated depreciation	(2,088,105)	(1,968,812)
Investment property, net (including $479,196 and $438,918 for consolidated VIEs at March 31, 2021 and December 31, 2020; see Note 7)	9,911,150	9,715,791
Cash, cash equivalents and restricted cash	120,174	92,641
Marketable securities (see Note 14)	127,821	124,726
Inventory of manufactured homes	43,242	46,643
Notes and other receivables, net	249,009	221,650
Goodwill	438,842	428,833
Other intangible assets, net	300,554	305,611
Other assets, net (including $31,820 and $24,554 for consolidated VIEs at March 31, 2021 and December 31, 2020; see Note 7)	263,417	270,691
Total Assets	$11,454,209	$11,206,586
Liabilities
Mortgage loans payable (including $54,142 and $47,706 for consolidated VIEs at March 31, 2021 and December 31, 2020; see Note 7)	$3,430,420	$3,444,967
Preferred Equity - Sun NG RV Resorts LLC - mandatorily redeemable (fully attributable to consolidated VIEs; see Note 7)	35,249	35,249
Preferred OP units - mandatorily redeemable	34,663	34,663
Lines of credit and other debt	917,603	1,242,197
Distributions payable	95,076	86,988
Advanced reservation deposits and rent	280,301	187,730
Accrued expenses and accounts payable	160,072	148,435
Other liabilities (including $47,901 and $21,957 for consolidated VIEs at March 31, 2021 and December 31, 2020; see Note 7)	148,128	134,650
Total Liabilities	5,101,512	5,314,879
Commitments and contingencies (see Note 15)
Temporary equity (see Note 9) (including $26,604 and $28,469 for consolidated VIEs at March 31, 2021 and December 31, 2020; see Note 7)	261,059	264,379
Stockholders' Equity
Common stock, $0.01 par value. Authorized: 180,000 shares; Issued and outstanding: 111,835 March 31, 2021 and 107,626 December 31, 2020	1,118	1,076
Additional paid-in capital	7,618,128	7,087,658
Accumulated other comprehensive loss	4,033	3,178
Distributions in excess of accumulated earnings	(1,631,044)	(1,566,636)
Total Sun Communities, Inc. stockholders' equity	5,992,235	5,525,276
Noncontrolling interests
Common and preferred OP units	82,502	85,968
Consolidated VIEs (fully attributable to consolidated VIEs; see Note 7)	16,901	16,084
Total noncontrolling interests	99,403	102,052
Total Stockholders' Equity	6,091,638	5,627,328
Total Liabilities, Temporary Equity and Stockholders' Equity	$11,454,209	$11,206,586

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenues
Real property	$330,613	$258,349
Home sales	52,199	40,587
Service, retail, dining and entertainment	50,612	5,103
Interest	2,631	2,350
Brokerage commissions and other, net	5,960	3,913
Total Revenues	442,015	310,302
Expenses
Property operating and maintenance	103,553	69,834
Real estate tax	22,408	17,176
Home costs and selling	41,590	34,039
Service, retail, dining and entertainment	45,431	6,682
General and administrative	38,203	25,349
Catastrophic event-related charges, net	2,414	606
Business combination	1,232	—
Depreciation and amortization	123,304	83,689
Loss on extinguishment of debt (see Note 8)	—	3,279
Interest	39,517	32,416
Interest on mandatorily redeemable preferred OP units / equity	1,036	1,041
Total Expenses	418,688	274,111
Income Before Other Items	23,327	36,191
Gain / (loss) on remeasurement of marketable securities (see Note 14)	3,661	(28,647)
Gain / (loss) on foreign currency translation	25	(17,479)
Other expense, net	(1,099)	(972)
Income / (loss) on remeasurement of notes receivable (see Note 4)	376	(2,112)
Income from nonconsolidated affiliates (see Note 6)	1,171	52
Income / (loss) on remeasurement of investment in nonconsolidated affiliates (see Note 6)	104	(2,191)
Current tax benefit / (expense) (see Note 12)	229	(450)
Deferred tax benefit (see Note 12)	147	130
Net Income / (Loss)	27,941	(15,478)
Less: Preferred return to preferred OP units / equity	2,864	1,570
Less: Income / (loss) attributable to noncontrolling interests	295	(962)
Net Income / (Loss) Attributable to Sun Communities, Inc. Common Stockholders	$24,782	$(16,086)

Weighted average common shares outstanding - basic	107,932	92,410
Weighted average common shares outstanding - diluted	108,161	92,411

Basic earnings / (loss) per share (see Note 13)	$0.23	$(0.17)
Diluted earnings / (loss) per share (see Note 13)	$0.23	$(0.17)

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Net Income / (Loss)	$27,941	$(15,478)
Foreign currency translation gain / (loss) adjustment	895	(7,300)
Total Comprehensive Income	28,836	(22,778)
Less: Comprehensive income / (loss) attributable to noncontrolling interests	(335)	1,268
Comprehensive Income / (Loss) attributable to Sun Communities, Inc.	$28,501	$(21,510)

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF EQUITY
(In thousands) (Unaudited)

	Temporary Equity	Stockholders' Equity
		Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Stockholders' Equity	Total Equity
Balance at December 31, 2020	$264,379	$1,076	$7,087,658	$(1,566,636)	$3,178	$102,052	$5,627,328	$5,891,707
Issuance of common stock and common OP units, net	—	42	522,222	—	—	—	522,264	522,264
Conversion of OP units	—	—	1,150	—	—	(1,150)	—	—
Other redeemable non-controlling interests	52	—	—	(52)	—	—	(52)	—
Share-based compensation - amortization and forfeitures	—	—	7,118	62	—	—	7,180	7,180
Foreign currency translation	—	—	—	—	855	40	895	895
Net income (loss)	(1,568)	—	—	27,647	—	1,862	29,509	27,941
Distributions	(1,804)	—	—	(92,823)	—	(3,260)	(96,083)	(97,887)
Other	—	—	(20)	758	—	(141)	597	597
Balance at March 31, 2021	$261,059	$1,118	$7,618,128	$(1,631,044)	$4,033	$99,403	$6,091,638	$6,352,697

		Stockholders' Equity
	Temporary Equity	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Stockholders' Equity	Total Equity
Balance at December 31, 2019	$78,004	$932	$5,213,264	$(1,393,141)	$(1,331)	$56,228	$3,875,952	$3,953,956
Issuance of common stock and common OP units, net	—	1	(7,141)	—	—	—	(7,140)	(7,140)
Conversion of OP units	—	—	446	—	—	(446)	—	—
Other redeemable non-controlling interests	98	—	—	(85)	—	—	(85)	13
Share-based compensation - amortization and forfeitures	—	—	4,928	93	—	—	5,021	5,021
Issuance of Series E preferred OP units	—	—	181	—	—	8,819	9,000	9,000
Foreign currency translation	—	—	—	—	(6,994)	(306)	(7,300)	(7,300)
Remeasurement of notes receivable and equity method investment	—	—	—	1,953	—	—	1,953	1,953
Net income (loss)	(1,195)	—	—	(14,514)	—	231	(14,283)	(15,478)
Distributions	(457)	—	—	(73,730)	—	(2,918)	(76,648)	(77,105)
Balance at March 31, 2020	$76,450	$933	$5,211,678	$(1,479,424)	$(8,325)	$61,608	$3,786,470	$3,862,920

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating Activities
Net Cash Provided By Operating Activities	$220,490	$118,513
Investing Activities
Investment in properties	(151,979)	(132,759)
Acquisitions of properties, net of cash acquired	(141,755)	(24,439)
Proceeds from dispositions of assets and depreciated homes, net	17,774	12,612
Issuance of notes and other receivables	(7,907)	(19,903)
Repayments of notes and other receivables	1,207	854
Investments in nonconsolidated affiliates	(4,510)	(6,970)
Distributions from nonconsolidated affiliates	1,192	1,275
Net Cash Used For Investing Activities	(285,978)	(169,330)
Financing Activities
Issuance of common stock, OP units, and preferred OP units, net	522,264	(7,140)
Borrowings on lines of credit	442,290	1,163,965
Payments on lines of credit	(766,260)	(763,076)
Proceeds from issuance of other debt	—	230,000
Payments on other debt	(14,799)	(134,203)
Prepayment penalty on collateralized term loans	—	(3,250)
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(89,792)	(71,859)
Payments for deferred financing costs	(701)	(3,328)
Net Cash Provided By Financing Activities	93,002	411,109
Effect of exchange rate changes on cash, cash equivalents and restricted cash	19	(382)
Net change in cash, cash equivalents and restricted cash	27,533	359,910
Cash, cash equivalents and restricted cash, beginning of period	92,641	34,830
Cash, Cash Equivalents and Restricted Cash, End of Period	$120,174	$394,740

	Three Months Ended
	March 31, 2021	March 31, 2020
Supplemental Information
Cash paid for interest (net of capitalized interest of $1,154 and $2,258 respectively)	$39,458	$32,464
Cash paid for interest on mandatorily redeemable debt	$1,036	$1,041
Cash paid / (refunded) for income taxes	$(484)	$75
Noncash investing and financing activities
Change in distributions declared and outstanding	$8,095	$4,787
Conversion of common and preferred OP units	$1,150	$446
Acquisitions - Series E preferred interest	$—	$9,000
Acquisitions - Contingent consideration liability	$3,201	$—

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      Basis of Presentation

Sun Communities, Inc., a Maryland corporation, and all wholly-owned or majority-owned and controlled subsidiaries, including Sun Communities Operating Limited Partnership (the "Operating Partnership"), Sun Home Services, Inc. ("SHS") and Safe Harbor Marinas, LLC ("Safe Harbor") are referred to herein as the "Company," "us," "we," and "our."

We follow accounting standards set by the Financial Accounting Standards Board ("FASB"). FASB establishes accounting principles generally accepted in the United States of America ("GAAP"), which we follow to ensure that we consistently report our financial condition, results of operations and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification ("ASC"). These unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information and in accordance with GAAP. We present interim disclosures and certain information and footnote disclosures as required by SEC rules and regulations. Accordingly, the unaudited Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited Consolidated Financial Statements reflect, in the opinion of management, all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of the interim financial statements. All intercompany transactions have been eliminated in consolidation.

During the three months ended March 31, 2021, we changed our organizational structure from a two-segment to a three-segment structure as a result of the recent acquisition of Safe Harbor and its internal organization. The new structure reflects how the chief operating decision maker manages the business, makes operating decisions, allocates resources and evaluates operating performance. Therefore, beginning with results for the three months ended March 31, 2021, we are reporting our financial results consistent with our newly realigned operating segments and have recast prior period amounts to conform to the way we internally manage our business and monitor segment performance. Certain reclassifications have been made to the prior period financial statements and related notes in order to conform to the current period presentation. The most significant changes were the combining of rental home revenue with real property revenue, the combining of rental home operating and maintenance expenses with property operating expenses, and the combining of home selling expenses with cost of home sales. Vacation rental home rent has been reclassified from ancillary income into real property. In addition, ancillary revenues and expenses have been renamed service, retail, dining & entertainment. There was no impact to prior period net income, stockholders equity or cash flows for any of the reclassifications.

The results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 18, 2021 (our "2020 Annual Report"). These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our 2020 Annual Report.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
2. Revenue

Disaggregation of Revenue

During the three months ended March 31, 2021, we changed our organizational structure from a two-segment to a three-segment structure as a result of the recent acquisition of Safe Harbor and its internal organization. The new structure reflects how the chief operating decision maker manages the business, makes operating decisions, allocates resources and evaluates operating performance. Our three new reportable segments are: (i) Manufactured homes ("MH") communities, (ii) Recreational vehicle ("RV") resorts and (iii) Marinas. Certain reclassifications have been made to the prior period comparative information to conform to the current period presentation.

The following tables details our revenue by major source (in thousands):

	Three Months Ended
	March 31, 2021				March 31, 2020(1)
	MH	RV	Marinas	Consolidated	MH	RV	Marinas	Consolidated
Revenues
Real property	$198,278	$81,102	$51,233	$330,613	$183,326	$75,023	N/A	$258,349
Home sales	45,332	6,867	—	52,199	35,782	4,805	N/A	40,587
Service, retail, dining and entertainment	1,864	4,394	44,354	50,612	2,053	3,050	N/A	5,103
Interest	2,086	537	8	2,631	1,999	351	N/A	2,350
Brokerage commissions and other, net	2,520	2,895	545	5,960	2,099	1,814	N/A	3,913
Total Revenues	$250,080	$95,795	$96,140	$442,015	$225,259	$85,043	N/A	$310,302

(1) Recast to reflect segment changes

Our revenue consists primarily of Real property revenue at our MH, RV and marina properties, revenue from Home sales, Service, retail, dining and entertainment revenue, Interest income, and Brokerage commissions and other revenue.

The majority of our revenue is derived from site and home leases, and wet slips and dry storage spaces leases that are accounted for pursuant to ASC 842, "Leases." We account for all revenue from contracts with customers following ASC 606, "Revenue from Contracts with Customers" except for those that are within the scope of other topics in the FASB accounting standards codification. For additional information, refer to Note 1, "Significant Accounting Policies," in our 2020 Annual Report.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
3.      Real Estate Acquisitions and Dispositions

2021 Acquisitions

During the three months ended March 31, 2021, we acquired the following communities, resorts and marinas:

Community Name	Type	Sites, Wet Slips and Dry Storage Spaces	State	Month Acquired
Association Island KOA	RV: asset acquisition	294	NY	January
Blue Water Beach Resort	RV: asset acquisition	177	UT	February
Tranquility MHC	MH: asset acquisition	25	FL	February
Islamorada and Angler House(1)	Marina: asset acquisition	251	FL	February
Prime Martha's Vineyard(1)	Marina: asset acquisition	390	MA	March
Pleasant Beach Campground	RV: asset acquisition	102	ON	March
Cherrystone Family Camping Resort	RV: asset acquisition	669	VA	March
Beachwood Resort	RV: asset acquisition	672	WA	March
	Total	2,580

(1) Includes two marinas

The following table summarizes the amount of assets acquired, net of liabilities assumed at the acquisition date and the consideration paid for the MH community, RV resort and marina acquisitions completed during the three months ended March 31, 2021 (in thousands):

	At Acquisition Date					Consideration
	Investment in property	Inventory of manufactured homes, boat parts and retail related items	In-place leases and other intangible assets	Other assets / (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Total consideration
Association Island KOA	$14,965	$—	$41	$(248)	$14,758	$14,758	$14,758
Blue Water Beach Resort	9,000	—	—	(151)	8,849	8,849	8,849
Tranquility MHC	1,250	—	—	(1)	1,249	1,249	1,249
Islamorada and Angler House	18,001	22	269	(317)	17,975	17,975	17,975
Prime Martha's Vineyard(1)	22,258	138	127	(573)	21,950	21,950	21,950
Pleasant Beach Campground	1,588	—	—	1	1,589	1,589	1,589
Cherrystone Family Camping Resort	59,900	—	—	(2,029)	57,871	57,871	57,871
Beachwood Resort	7,000	—	—	(401)	6,599	6,599	6,599
Total	$133,962	$160	$437	$(3,719)	$130,840	$130,840	$130,840
(1) Includes two marinas.

As of March 31, 2021, we have incurred $1.8 million of additional capitalized transaction costs which have been allocated among the various categories above. As of March 31, 2021, we also incurred $1.2 million of business combination expenses associated with our acquisition of Safe Harbor and related delayed consent properties, and the Rybovich Portfolio in 2020, which are accounted for as business combinations, as opposed to asset acquisitions.

Refer to Note 18, "Subsequent Events," for information regarding real estate acquisitions completed after March 31, 2021.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
2020 Acquisitions and dispositions

For the year ended December 31, 2020, we acquired the following communities, resorts, and marinas.

Community Name	Type	Sites, Wet Slips and Dry Storage Spaces	Development Sites	State	Month Acquired
Cape Cod(1)	RV: asset acquisition	230	—	MA	January
Jellystone Natural Bridge	RV: asset acquisition	299	—	VA	February
Forest Springs(2)	MH: asset acquisition	372	—	CA	May
Crown Villa	RV: asset acquisition	123	—	OR	June
Flamingo Lake	RV: asset acquisition	421	—	FL	July
Woodsmoke	RV: asset acquisition	300	—	FL	September
Jellystone Lone Star	RV: asset acquisition	344	—	TX	September
El Capitan & Ocean Mesa(3)(4)	RV: asset acquisition	266	109	CA	September
Highland Green Estates & Troy Villa(5)	MH: asset acquisition	1,162	—	MI	September
Safe Harbor Marinas(6)	Marina: business combination	37,305	—	Various	October
Safe Harbor Hideaway Bay(7)	Marina: business combination	628	—	GA	November
Gig Harbor	RV: asset acquisition	115	—	WA	November
Maine MH Portfolio(8)	MH: asset acquisition	1,083	—	ME	November
Safe Harbor Anacapa Isle(7)	Marina: business combination	453	—	CA	December
Mears Annapolis	Marina: asset acquisitions	184	—	MD	December
Wickford	Marina: asset acquisitions	60	—	RI	December
Rybovich Portfolio(9)	Marina: business combination	78	—	FL	December
Rockland	Marina: asset acquisitions	173	—	ME	December
Mouse Mountain	MH / RV: asset acquisition	304	—	FL	December
Lakeview Mobile Estates	MH: asset acquisition	296	—	CA	December
Shenandoah Acres	RV: asset acquisition	522	—	VA	December
Jellystone at Barton Lake	RV: asset acquisition	555	—	IN	December
Kittatinny Portfolio(4)	RV: asset acquisition	527	—	NY & PA	December
	Total	45,800	109
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
(4) Includes two RV resorts.
(5) Includes two communities.
(6) Includes 99 owned marinas located in 22 states. In conjunction with the acquisition, we issued Series H preferred OP units. As of December 31, 2020, 581,407 Series H preferred OP units were outstanding.
(7) Acquired in connection with Safe Harbor Marinas acquisition. Transfer of marinas was contingent on receiving third party consents.
(8) Includes six communities.
(9) Includes two marinas. In conjunction with the acquisition, we issued Series I preferred OP units. As of December 31, 2020, 922,000 Series I preferred OP units were outstanding.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table summarizes the amounts of assets acquired, net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed in 2020 (in thousands):

	At Acquisition Date					Consideration
	Investment in property	Inventory of manufactured homes, boat parts and retail related items	Goodwill, In-place leases and other intangible assets	Other assets / (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Debt assumed	Temporary and permanent equity	Total consideration
Asset Acquisition
Cape Cod	$13,350	$—	$150	$(295)	$13,205	$4,205	$—	$9,000	$13,205
Jellystone Natural Bridge	11,364	—	80	(391)	11,053	11,053	—	—	11,053
Forest Springs	51,949	1,337	2,160	(107)	55,339	36,260	—	19,079	55,339
Crown Villa	16,792	—	—	(230)	16,562	16,562	—	—	16,562
Flamingo Lake	34,000	—	—	(155)	33,845	33,845	—	—	33,845
Woodsmoke	25,120	40	840	(461)	25,539	25,539	—	—	25,539
Jellystone Lone Star	21,000	—	—	(703)	20,297	20,297	—	—	20,297
El Capitan & Ocean Mesa	69,690	—	—	(10,321)	59,369	32,108	—	27,261	59,369
Highland Green Estates & Troy Villa	60,988	1,679	2,030	(15)	64,682	64,682	—	—	64,682
Gig Harbor	15,250	—	—	(22)	15,228	15,228	—	—	15,228
Maine MH Portfolio	79,890	—	1,359	30	81,279	72,479	8,800	—	81,279
Mears Annapolis	24,354	—	6,922	(546)	30,730	30,730	—	—	30,730
Wickford	3,468	—	42	(121)	3,389	3,389	—	—	3,389
Rockland	15,082	348	101	(368)	15,163	15,163	—	—	15,163
Mouse Mountain	15,221	—	279	(4)	15,496	15,496	—	—	15,496
Lakeview Mobile Estates	22,917	195	638	(72)	23,678	23,678	—	—	23,678
Shenandoah Acres	16,166	—	834	(197)	16,803	16,803	—	—	16,803
Jellystone at Barton Lake	23,462	—	538	(397)	23,603	23,603	—	—	23,603
Kittatinny Portfolio	16,220	—	30	29	16,279	16,279	—	—	16,279
Business Combination(1)
Safe Harbor Marinas(3)	1,643,879	5,700	418,033	(26,831)	2,040,781	1,141,797	829,000	69,984	2,040,781
Hideaway Bay(3)	26,218	23	7,242	(1,077)	32,406	32,406	—	—	32,406
Anacapa Isle(3)	10,924	—	3,146	60	14,130	14,130	—	—	14,130
Rybovich Portfolio(2)(3)	122,064	620	249,840	(37)	372,487	258,123	—	114,364	372,487
Total	$2,339,368	$9,942	$694,264	$(42,231)	$3,001,343	$1,923,855	$837,800	$239,688	$3,001,343
(1) Refer to Note 5, "Goodwill and Other Intangibles Assets," for additional detail on goodwill and other intangible assets.
(2) Purchase price allocations were preliminary as of December 31, 2020 and were adjusted as of March 31, 2021 based on revised purchase price allocations.
(3) Allocations are preliminary and may change based on final purchase price allocations.

As of December 31, 2020, we have incurred $23.0 million of expensed business combination transaction costs (in relation to the acquisition Safe Harbor, Hideaway Bay, Anacapa Isle, and the Rybovich Portfolio, as each such acquisition meets the criteria to be accounted for as business combination), and $13.4 million of capitalized transaction costs for asset acquisitions which have been allocated among the various categories above.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Land for Expansion / Development

During the year ended December 31, 2020, we acquired eight land parcels which are located in Orange Beach, Alabama; Jensen Beach, Florida; Citra Lakes, Florida; Comal County, Texas; and Menifee, California for total consideration of $9.7 million. Seven of the land parcels are adjacent to existing communities.

Dispositions

Real estate held for sale of $32.1 million as of December 31, 2020, was reclassified from Other assets, net to various line items on the Consolidated Balance Sheets during the three months ended March 31, 2021, as the sale of those assets was no longer probable. As of March 31, 2021, the primary reclassifications were $34.5 million of assets within Investment property, net and $3.8 million within Other liabilities on the Consolidated Balance Sheets.

On July 1, 2020, we sold a manufactured housing community located in Montana, containing 226 sites, for $12.6 million. The gain from the sale of the property was approximately $5.6 million.

4.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	March 31, 2021	December 31, 2020
Installment notes receivable on manufactured homes, net	$84,109	$85,866
Notes receivable from real estate developers	58,286	52,638
Other receivables, net	106,614	83,146
Total Notes and Other Receivables, net	$249,009	$221,650

Installment Notes Receivable on Manufactured Homes

Installment notes receivable are measured at fair value, in accordance with ASC Topic 820 "Fair Value Measurements and Disclosures." The balances of installment notes receivable of $84.1 million (net of fair value adjustment of $0.9 million) and $85.9 million (net of fair value adjustment of $1.3 million) as of March 31, 2021 and December 31, 2020, respectively, are collateralized by manufactured homes. The notes represent financing to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes had a net weighted average interest rate (net of servicing costs) and maturity of 7.8 percent and 15.0 years as of March 31, 2021, and 7.8 percent and 15.2 years as of December 31, 2020, respectively. Refer to Note 14, "Fair Value of Financial Instruments," for additional detail.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The change in the aggregate balance of the installment notes receivable is as follows (in thousands):

	Three Months Ended	Year Ended
	March 31, 2021	December 31, 2020
Beginning balance of gross installment notes receivable	$87,142	$96,225
Financed sale of manufactured homes	1,212	5,014
Adjustment for notes receivable related to assets held for sale	477	(477)
Principal payments and payoffs from our customers	(2,849)	(8,977)
Principal reduction from repossessed homes	(965)	(4,643)
Ending balance of gross installment notes receivable	85,017	87,142

Beginning balance of allowance for losses on installment notes receivables	—	(645)
Initial fair value option adjustment	—	645
Ending balance of allowance for losses on installment notes receivables	—	—

Beginning balance of fair value adjustments on gross installment notes receivable	(1,276)	—
Initial fair value option adjustment	—	991
Adjustment for notes receivable related to assets held for sale	(7)	7
Fair value adjustment	375	(2,274)
Fair value adjustments on gross installment notes receivable	(908)	(1,276)

Ending balance of installment notes receivable, net	$84,109	$85,866

Notes Receivable from Real Estate Developers

As of March 31, 2021 and December 31, 2020, the notes receivable balances of $58.3 million and $52.6 million, respectively are primarily comprised of construction loans provided to real estate developers. The carrying values of the notes generally approximate their fair market values either due to the nature of the loan and / or the note being secured by underlying collateral and / or personal guarantees. The notes receivable from real estate developers have a net weighted average interest rate and maturity of 6.3 percent and 1.6 years as of March 31, 2021, and 6.2 percent and 1.8 years as of December 31, 2020, respectively. As of March 31, 2021, real estate developers collectively have $14.5 million of undrawn funds on their loans. There were no material adjustments to the fair value of notes receivable from the real estate developers for the three months ended March 31, 2021 and 2020. Refer to Note 14, "Fair Value of Financial Instruments."

Other Receivables, net

As of March 31, 2021, other receivables were comprised of amounts due from: home sale proceeds of $28.6 million, marina customers for storage service and lease payments of $28.2 million (net of allowance of $1.7 million), residents for rent, utility charges, fees and other pass through charges of $15.9 million (net of allowance of $5.8 million), insurance receivables of $13.5 million and other receivables of $20.4 million. As of December 31, 2020, other receivables were comprised of amounts due from: home sale proceeds of $23.6 million, marina customers for storage services and lease payments of $19.2 million (net of allowance of $1.4 million), residents for rent, utility charges, fees and other pass through charges of $7.1 million (net of allowance of $7.2 million), insurance receivables of $13.6 million and other receivables of $19.6 million.

In June 2020, we made a convertible secured loan to Rezplot Systems LLC, a nonconsolidated affiliate in which we have a 50 percent ownership interest. The note allows for a principal amount of up to $10.0 million to be drawn down over a period of three years, bears an interest rate of 3.0 percent and is secured by all the assets of Rezplot Systems LLC. The outstanding balances were $4.0 million and $2.0 million as of March 31, 2021 and December 31, 2020, respectively, and are included in the Notes and other receivables, net line item on the Consolidated Balance Sheets. Refer to Note 6, "Investment in Nonconsolidated Affiliates," for additional information on Rezplot Systems LLC.

5.    Goodwill and Other Intangibles Assets

Our intangible assets include goodwill, in-place leases, non-competition agreements, trademarks and trade names, customer relationships, and franchise agreements and other intangible assets. These intangible assets are recorded in Other Intangible Assets, net on the Consolidated Balance Sheets.

The gross carrying amounts and accumulated amortization of our intangible assets are as follows (in thousands):

		March 31, 2021		December 31, 2020
Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	Indefinite	$438,842	N/A	$428,833	N/A
In-place leases(1)	Expected term	149,109	(102,521)	145,531	(92,327)
Non-competition agreements	5 years	10,000	(500)	10,000	—
Trademarks and trade names	Various(2)	116,500	(208)	116,500	—
Customer relationships	7 - 10 years	107,958	(3,983)	108,000	(2,371)
Franchise agreements and other intangible assets	5.5 - 20 years	28,266	(4,067)	23,856	(3,578)
Total		$850,675	$(111,279)	$832,720	$(98,276)
(1)In-place leases as of March 31, 2021 include amounts related to certain assets previously held for sale, and included in Other assets, net, as of year ended December 31, 2020. Assets previously classified as held for sale were reclassified to held for investment as of January 1, 2021.
(2)All trademarks and trade names have an indefinite useful life except for one that has a three year useful life as of the acquisition date.

Goodwill impairment - Upon review of the qualitative factors in accordance with FASB ASC 350-20, "Goodwill and Other," we determined that no impairment indicators existed as of March 31, 2021 and December 31, 2020. As a result, there was no impairment of goodwill during three months ended March 31, 2021.

As a result of our organizational change and segment structure realignment, goodwill is recorded in our Marinas operating segment. Goodwill was preliminary as of December 31, 2020, subject to revisions based on purchase price allocations for the Safe Harbor and Rybovich business combination acquisitions which are reflected in the revised goodwill balance at March 31, 2021. There were no incremental acquisitions during the quarter ended March 31, 2021 which had goodwill.

Amortization expenses related to the Other intangible assets are as follows (in thousands):

	Three Months Ended
Intangible Asset Amortization Expense	March 31, 2021	March 31, 2020
In-place leases	$9,816	$3,451
Non-competition agreements	500	—
Trademarks and trade names	208	—
Customer relationships	1,611	—
Franchise fees and other intangible assets	490	205
Total	$12,625	$3,656

We anticipate amortization expense for Other intangible assets to be as follows for the next five years (in thousands):

	Remainder 2021	2022	2023	2024	2025
In-place leases	$18,532	$11,145	$7,701	$5,408	$4,844
Non-competition agreements	1,500	2,000	2,000	2,000	2,000
Trademarks and trade names	625	833	833	—	—
Customer relationships	8,128	10,837	10,837	10,837	10,837
Franchise agreements and other intangible assets	1,676	1,962	1,933	1,879	1,872
Total	$30,461	$26,777	$23,304	$20,124	$19,553

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

6.      Investment in Nonconsolidated Affiliates

Investments in joint ventures that are not consolidated, nor recorded at cost, are accounted for using the equity method of accounting as prescribed in FASB ASC Topic 323, "Investments - Equity Method and Joint Ventures." Investments in nonconsolidated affiliates are recorded within Other assets, net on the Consolidated Balance Sheets. Equity income and loss are recorded in the Income from nonconsolidated affiliates line item on the Consolidated Statements of Operations.

RezPlot Systems LLC ("Rezplot")
At March 31, 2021 and December 31, 2020, we had a 50 percent ownership interest in RezPlot, a RV reservation software technology company, which interest we acquired in January 2019.

Sungenia joint venture ("Sungenia JV")
At March 31, 2021 and December 31, 2020, we had a 50 percent ownership interest in Sungenia JV, a joint venture formed between us and Ingenia Communities Group in November 2018, to establish and grow a manufactured housing community development program in Australia.

GTSC LLC ("GTSC")
At March 31, 2021 and December 31, 2020, we had a 40 percent ownership interest in GTSC, which engages in acquiring, holding and selling loans secured, directly or indirectly, by manufactured homes located in our communities.

Origen Financial Services, LLC ("OFS")
At March 31, 2021 and December 31, 2020, we had a 22.9 percent ownership interest in OFS, an end-to-end online resident screening and document management suite.

SV Lift, LLC ("SV Lift")
At March 31, 2021 and December 31, 2020, we had a 50 percent ownership interest in SV Lift, which owns, operates and leases an aircraft.

The investment balance in each nonconsolidated affiliate is as follows (in thousands):

Investment	March 31, 2021	December 31, 2020
Investment in RezPlot	$2,561	$3,047
Investment in Sungenia JV	27,337	26,890
Investment in GTSC	28,747	25,495
Investment in OFS	181	152
Investment in SV Lift	3,373	3,490
Total	$62,199	$59,074

The income / (loss) from each nonconsolidated affiliate is as follows (in thousands):

	Three Months Ended
Income / (Loss) from Nonconsolidated Affiliates	March 31, 2021	March 31, 2020
RezPlot equity loss	$(487)	$(500)
Sungenia JV equity income / (loss)	734	(115)
GTSC equity income	1,181	760
OFS equity income	29	38
SV Lift equity loss	(286)	(131)
Total Income from Nonconsolidated Affiliates	$1,171	$52

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The change in the GTSC investment balance is as follows (in thousands):

	Three Months Ended	Year Ended
	March 31, 2021	December 31, 2020
Beginning balance	$25,495	$18,488
Initial fair value option adjustment	—	317
Contributions	4,339	19,030
Distributions	(2,372)	(14,676)
Equity earnings	1,181	3,944
Fair value adjustment	104	(1,608)
Ending Balance	$28,747	$25,495

The change in the Sungenia JV investment balance is as follows (in thousands):

	Three Months Ended	Year Ended
	March 31, 2021	December 31, 2020
Beginning balance	$26,890	$11,995
Cumulative translation adjustment	(287)	2,180
Contributions	—	12,377
Equity earnings	734	338
Ending Balance	$27,337	$26,890

7.      Consolidated Variable Interest Entities

The Operating Partnership
We consolidate the Operating Partnership under the guidance set forth in ASC 810 "Consolidation." Accounting Standard Update 2015-02 modified the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or, alternatively, voting interest entities. We evaluated the application of ASU 2015-02 and concluded that the Operating Partnership met the criteria of a VIE. Our significant asset is our investment in the Operating Partnership, and consequently, substantially all of our assets and liabilities represent those assets and liabilities of the Operating Partnership. We are the sole general partner and generally have the power to manage and have complete control over the Operating Partnership and the obligation to absorb its losses or the right to receive its benefits.

Sun NG RV Resorts LLC ("Sun NG Resorts"); Rudgate Village SPE, LLC, Rudgate Clinton SPE, LLC, and Rudgate Clinton Estates SPE, LLC (collectively, "Rudgate"); Sun NG Whitewater RV Resorts LLC; FPG Sun Menifee 80 LLC, SHM South Fork JV, LLC.
We consolidate Sun NG Resorts, Rudgate, Sun NG Whitewater RV Resorts LLC, FPG Sun Menifee 80 LLC, and SHM South Fork JV, LLC under the guidance set forth in FASB ASC Topic 810 "Consolidation." We concluded that each entity is a VIE where we are the primary beneficiary, as we have the power to direct the significant activities of, and absorb the significant losses and receive the significant benefits from each entity. Refer to Note 8, "Debt and Lines of Credit," for additional information on Sun NG Resorts and Note 9, "Equity and Temporary Equity," for additional information on Sun NG Resorts, Sun NG Whitewater RV Resorts LLC, FPG Sun Menifee 80 LLC and SHM South Fork JV, LLC.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the assets and liabilities of Sun NG Resorts, Rudgate, Sun NG Whitewater RV Resorts LLC. FPG Sun Menifee 80 LLC and SHM South Fork JV, LLC included in our Consolidated Balance Sheets after eliminations (in thousands):

	March 31, 2021	December 31, 2020
Assets
Investment property, net	$479,196	$438,918
Other assets, net	31,820	24,554
Total Assets	$511,016	$463,472

Liabilities and Other Equity
Debt	$54,142	$47,706
Preferred equity - Sun NG Resorts - mandatorily redeemable	35,249	35,249
Other liabilities	47,901	21,957
Total Liabilities	137,292	104,912
Temporary equity	26,604	28,469
Noncontrolling interests (including SHM South Fork JV, LLC)	16,901	16,084
Total Liabilities and Other Equity	$180,797	$149,465

Investment property, net and Other assets, net related to the consolidated VIEs, with the exception of the Operating Partnership, comprised approximately 4.5 percent and 4.1 percent of our consolidated total assets at March 31, 2021 and December 31, 2020, respectively. Debt, Preferred Equity and Other liabilities comprised 2.7 percent and 2.0 percent of our consolidated total liabilities at March 31, 2021 and December 31, 2020, respectively. Equity Interests and Noncontrolling interests related to the consolidated VIEs, on an absolute basis, comprised less than 1.0 percent of our consolidated total equity at March 31, 2021 and at December 31, 2020, respectively.

8.      Debt and Lines of Credit

The following table sets forth certain information regarding debt including premiums, discounts and deferred financing costs (in thousands except statistical information):

	Carrying Amount		Weighted Average Years to Maturity		Weighted Average Interest Rates
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Collateralized term loans - Life Companies	$1,649,163	$1,658,239	16.1	16.3	3.990%	3.990%
Collateralized term loans - FNMA	1,148,524	1,150,924	8.9	9.1	3.228%	3.230%
Collateralized term loans - CMBS	265,758	267,205	2.6	2.9	4.789%	4.789%
Collateralized term loans - FMCC	366,975	368,599	3.6	3.9	3.853%	3.854%
Total Collateralized Term Loans	3,430,420	3,444,967
Preferred equity - Sun NG Resorts - mandatorily redeemable	35,249	35,249	3.5	3.8	6.000%	6.000%
Preferred OP units - mandatorily redeemable	34,663	34,663	4.9	5.1	5.932%	5.932%
Lines of credit and other debt	917,603	1,242,197	2.9	3.7	1.746%	2.078%
Total Debt	$4,417,935	$4,757,076	9.5	9.4	3.394%	3.370%

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Collateralized Term Loans

During the three months ended March 31, 2021 we made no repayments on the collateralized term loans. During the year ended December 31, 2020, we repaid the following collateralized term loans (in thousands except statistical information):

Three Months Ended	Repayment Amount		Fixed Interest Rate		Maturity Date	(Gain) / Loss on Extinguishment of Debt
June 30, 2020	$52,710	(1)	5.980%	(3)	March 1, 2021 July 11, 2021 December 1, 2021	$1,930
March 31, 2020	$99,607		5.837%		March 1, 2021	$3,403
	$19,922	(2)	5.830%	(3)	July 1, 2020	$(124)
(1)Includes four collateralized term loans, two due to mature on March 1, 2021, one due to mature on July 11, 2021 and the other due to mature on December 1, 2021.
(2)Includes four collateralized term loans due to mature on July 1, 2020.
(3)The interest rate represents the weighted average interest rate on collateralized term loans.

During the three months ended March 31, 2021 we did not enter into any new collateralized term loans. During the year ended December 31, 2020, we entered into the following collateralized term loans (in thousands except statistical information):

Three Months Ended	Loan Amount		Term (in years)	Interest Rate		Maturity Date
December 31, 2020	$268,800	(1)	12	2.662%	(2)	May 1, 2030 November 1, 2032
March 31, 2020	$230,000		15	2.995%		April 1, 2035
(1)Includes three collateralized term loans, one for $8.8 million due to mature on May 1, 2030 and two for $39.5 million and $220.5 million, due to mature on November 1, 2032.
(2)The interest rate represents the weighted average interest rate on collateralized term loans.

The collateralized term loans totaling $3.4 billion as of March 31, 2021, are secured by 192 properties comprised of 77,306 sites representing approximately $3.2 billion of net book value.

Preferred Equity - Sun NG Resorts - mandatorily redeemable

In connection with the investment in Sun NG Resorts, $35.3 million of mandatorily redeemable Preferred Equity ("Preferred Equity - Sun NG Resorts") was purchased by unrelated third parties. The Preferred Equity - Sun NG Resorts carries a preferred rate of return of 6.0 percent per annum. The Preferred Equity - Sun NG Resorts has a seven-year term ending June 1, 2025 and $33.4 million can be redeemed in the fourth quarter of 2024 at the holders' option. The Preferred Equity - Sun NG Resorts as of March 31, 2021 was $35.2 million. Refer to Note 7, "Consolidated Variable Interest Entities," and Note 9, "Equity and Temporary Equity," for additional information.

Preferred OP Units - mandatorily redeemable

Preferred OP units at March 31, 2021 and December 31, 2020 include $34.7 million of Aspen preferred OP units issued by the Operating Partnership. As of March 31, 2021, these units are convertible indirectly into 406,470 shares of our common stock.

In January 2020, we amended the Operating Partnership's partnership agreement. The amendment extended the automatic redemption date and reduced the annual distribution rate for 270,000 of the Aspen preferred OP units (the "Extended Units"). Subject to certain limitations, at any time prior to January 1, 2024 (or prior to January 1, 2034 with respect to the Extended Units), the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the average closing price of our common stock for the preceding ten trading days is $68.00 per share or less, 0.397 common OP units; or (b) if the ten-day average closing price is greater than $68.00 per share, the number of common OP units is determined by dividing (i) the sum of (A) $27.00 plus (B) 25.0 percent of the amount by which the ten-day average closing price exceeds $68.00 per share, by (ii) the ten-day average closing price. The current preferred distribution rate is 3.8 percent on the Extended Units and 6.5 percent on all other Aspen preferred OP units. On January 2, 2024 (or January 2, 2034 with respect to the Extended Units), we are required to redeem for cash all Aspen preferred OP units that have not been converted to common OP units. As of March 31, 2021, 270,000 of the Extended Units and 1,013,819 other Aspen preferred units were outstanding.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Lines of Credit and Other Debt

Credit Agreement - In May 2019, we amended and restated our credit agreement with Citibank, N.A. ("Citibank") and certain other lenders. Pursuant to the credit agreement, we entered into an unsecured senior credit facility with Citibank and certain lenders in the amount of $750.0 million, comprised of a $650.0 million revolving loan, with the ability to use up to $100.0 million for advances in Australian dollars, and a $100.0 million term loan (the "A&R Facility"). The A&R Credit Agreement has a four-year term ending May 21, 2023, which can be extended for two additional six-month periods, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for additional commitments in an amount not to exceed $350.0 million. The funding of these additional commitments is subject to certain conditions, including obtaining the consent of the lenders, some of which are outside of our control. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the A&R Facility may be increased up to $1.1 billion.

The A&R Facility bears interest at a floating rate based on the Eurodollar rate or Bank Bill Swap Bid Rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which margin can range from 1.20 percent to 2.10 percent for the revolving loan and 1.20 percent to 2.05 percent for the term loan. As of March 31, 2021, the margin based on our leverage ratio was 1.20 percent on the revolving loan and 1.20 percent on the term loan. We had $352.9 million and no borrowings on the revolving loan and the term loan, respectively, as of March 31, 2021. We had $40.4 million of borrowings on the revolving loan and no borrowings on the term loan, as of December 31, 2020.

The A&R Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit with Citibank, but does reduce the borrowing amount available. At March 31, 2021 and December 31, 2020, we had approximately $2.2 million and $2.1 million of outstanding letters of credit, respectively.

Safe Harbor Facility - On October 30, 2020, in relation to the acquisition of Safe Harbor, we indirectly assumed approximately $829.0 million of Safe Harbor's debt (“Safe Harbor Facility”) owed to Citizens Bank N.A. ("Citizens"). On December 22, 2020, this facility was amended to, among other things, (a) increase the size of the revolving commitments available to Safe Harbor from $500.0 million to $1.3 billion, subject to borrowing base availability, (b) modify certain provisions relating to the determination of the borrowing base, (c) increase the cap on the incremental borrowing capacity from $350.0 million to $500.0 million, which allows Safe Harbor to request an increase to the revolving commitments and / or to establish additional term loans subject to the higher cap and the satisfaction of certain condition, and (d) modify certain financial covenants. The revolving loan and term loan under the Safe Harbor Facility both expire on October 11, 2024. The term loan component of the Safe Harbor Facility can be extended for two additional 12-month periods, subject to the satisfaction of certain conditions set forth in the credit agreement. The revolving commitments do not have an extension option.

The Safe Harbor Facility bears interest at a floating rate based on an adjusted LIBOR rate or a base rate, plus a margin that is determined based on Safe Harbor's ratio of consolidated funded debt to total asset value, calculated in accordance with the credit agreement, which margin can range from 1.375 percent to 2.250 percent for adjusted LIBOR rate loans and 0.375 percent to 1.250 percent for base rate loans. As of March 31, 2021, based on Safe Harbor's ratio of consolidated funded debt to total asset value, the margin was 2.000 percent on any adjusted LIBOR rate loans and 1.000 percent on any base rate loans. The Safe Harbor Facility is secured by the personal property of Safe Harbor and certain related entities and subsidiaries and a pledge of the equity interests in certain subsidiaries of Safe Harbor and related entities and subsidiaries, subject to customary exceptions. At the lender's option, the Safe Harbor Facility will become immediately due and payable upon an event of default that is continuing under the credit agreement. Safe Harbor had $19.0 million and $500.0 million of borrowings under the revolving loan and term loan respectively, as of March 31, 2021. Safe Harbor had $652.0 million and $500.0 million of borrowings under the revolving loan and term loan respectively, as of December 31, 2020.

The Safe Harbor Facility provides Safe Harbor with the ability to issue letters of credit. Its issuance of letters of credit does not increase its borrowings outstanding under its line of credit with Citizens, but does reduce the borrowing amount available. The balance of the outstanding letters of credit for Safe Harbor was approximately $0.3 million at March 31, 2021 and December 31, 2020.

Floor Plan - We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us at least a 12-month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate as quoted in the Wall Street Journal on the first business day of each month or 6.0 percent. At March 31, 2021, the effective interest rate was 7.0 percent. The outstanding balance was $3.2 million as of March 31, 2021 and $4.8 million as of December 31, 2020. These balances are recorded within the Lines of credit and other debt line item on the Consolidated Balance Sheets.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Other - In October 2019, we assumed a term loan facility with Citibank, in the amount of $58.0 million in relation to an acquisition. The term loan has a four-year term ending October 29, 2023, and bears interest at a floating rate based on the Eurodollar rate or Prime rate plus a margin ranging from 1.20 percent to 2.05 percent. As of March 31, 2021, the margin based on our leverage ratio was 1.20 percent. The outstanding balance was $42.5 million at March 31, 2021 and $45.0 million at December 31, 2020, respectively. These balances are recorded in the Lines of credit and other debt line item on the Consolidated Balance Sheets.

Covenants

The Collateralized term loans and Lines of credit are subject to various financial and other covenants. The most restrictive covenants are pursuant to (a) the terms of the A&R Facility, which contains minimum fixed charge coverage ratio and net worth requirements, and maximum leverage, distribution ratios and variable rate indebtedness, and (b) the terms of the Safe Harbor Facility, which contains a minimum fixed charge coverage ratio pre-distribution, a minimum fixed charge coverage ratio post distribution, a minimum borrowing base coverage ratio, and a maximum leverage ratio. At March 31, 2021, we were in compliance with all covenants.

In addition, certain of our subsidiary borrowers own properties that secure loans. These subsidiaries are consolidated within our accompanying Consolidated Financial Statements, however, each of these subsidiaries' assets and credit are not available to satisfy our debts and other obligations, any of our other subsidiaries or any other person or entity.

Off-Balance Sheet Arrangements - Nonconsolidated Affiliate Indebtedness

GTSC - During September 2019, GTSC, a nonconsolidated affiliate in which we have a 40 percent ownership interest, entered into a warehouse line of credit with a maximum loan amount of $125.0 million. During September 2020, the maximum amount was increased to $180.0 million. As of March 31, 2021, the aggregate carrying amount of debt, including both our and our partner's share, incurred by GTSC was $180.0 million (of which our proportionate share is $72.0 million). As of December 31, 2020, the aggregate carrying amount of debt, including both our and our partner's share, incurred by GTSC was $167.7 million (of which our proportionate share is $67.1 million). The debt bears interest at a variable rate based on LIBOR plus 1.65 percent per annum and matures on September 15, 2023.

Sungenia JV - During May 2020, Sungenia JV, a nonconsolidated affiliate in which we have a 50 percent ownership interest, entered into a debt facility agreement with a maximum loan amount of 27.0 million Australian dollars, or $20.5 million converted at the March 31, 2021 exchange rate. As of March 31, 2021, the aggregate carrying amount of debt, including both our and our partners' share, incurred by Sungenia JV was $6.6 million (of which our proportionate share is $3.3 million). As of December 31, 2020, the aggregate carrying amount of debt, including both our and our partners' share, incurred by Sungenia JV was $6.7 million (of which our proportionate share is $3.3 million). The debt bears interest at a variable rate based on Australian Bank Bill Swap Bid Rate (BBSY) plus 2.05 percent per annum and is available for a minimum of three years.

9.      Equity and Temporary Equity

Public Equity Offerings

On March 2, 2021, we priced a $1.1 billion underwritten public offering of an aggregate of 8,050,000 shares at a public offering price of $140.00 per share, before underwriting discounts and commissions. The offering consisted of 4,000,000 shares offered directly by us and 4,050,000 shares offered under a forward equity sales agreement (the "March 2021 Forward Equity Offering"). We sold the 4,000,000 shares on March 9, 2021 and received net proceeds of $537.6 million. We may elect to settle the forward sale agreements relating to the remaining 4,050,000 shares upon one or more forward settlement dates no later than March 2022. We may also elect to cash settle or net share settle all or a portion of our obligations under the March 2021 Forward Equity Offering if we conclude it is in our best interest to do so. If we elect to cash settle or net settle the March 2021 Forward Equity Offering, we may not receive any proceeds. If we fully physically settle the March 2021 Forward Equity Offering, we expect to receive net proceeds of approximately $544.3 million.

We evaluated the accounting of the March 2021 Forward Equity Offering under FASB ASC Topic 480 "Distinguishing Liabilities from Equity" and FASB ASC Topic 815 "Derivatives and Hedging" and determined that the March 2021 Forward Equity Offering is indexed to our own equity and meet the requirements for equity classification under ASC 815-40-25. As result, the March 2021 Forward Equity Offering has been classified as equity and is therefore exempt from derivative accounting. We recorded the March 2021 Forward Equity Offering at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

On September 30, 2020, we entered into two forward sale agreements (the "September 2020 Forward Equity Offerings") relating to an underwritten registered public offering of 9,200,000 shares of our common stock at a public offering price of $139.50 per share. The offering closed on October 5, 2020. On October 26, 2020, we physically settled the September 2020 Forward Equity Offering (by the delivery of shares of our common stock). Proceeds from the offering were approximately $1.23 billion after deducting expenses related to the offering. We used the net proceeds of this offering to fund the cash portion of the acquisition of Safe Harbor, and for working capital and general corporate purposes.

In May 2020, we closed an underwritten registered public offering of 4,968,000 shares of common stock. Proceeds from the offering were $633.1 million after deducting expenses related to the offering. We used the net proceeds of this offering to repay borrowings outstanding under the revolving loan under our senior credit facility.

At the Market Offering Sales Agreement

In July 2017, we entered into an at the market offering sales agreement (the "Sales Agreement") with certain sales agents (collectively, the "Sales Agents"), whereby we may offer and sell shares of our common stock, having an aggregate offering price of up to $450.0 million, from time to time through the Sales Agents. The Sales Agents are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold under the Sales Agreement. Through March 31, 2021, we have sold shares of our common stock for gross proceeds of $163.8 million under the Sales Agreement. There were no issuances of common stock under the Sales Agreement during the three months ended March 31, 2021 or during the year ended December 31, 2020.

Issuances of Common Stock and Common OP Units in Connection with the Acquisition of Certain Properties

In December 2020, in connection with the acquisition of the Rybovich Portfolio, we issued 130,475 Common OP units.

In October 2020, in connection with the acquisition of Safe Harbor, we issued 55,403 Common OP units.

In May 2020, in connection with the acquisition of the Forest Springs community, we issued 82,420 Common OP units.

Equity Interests - SHM South Fork JV, LLC

In October 2020, in conjunction with the acquisition of Safe Harbor, we indirectly acquired $4.3 million of Safe Harbor's equity interest in SHM South Fork JV, LLC, a joint venture created for the purpose of acquiring land and constructing a marina in Fort Lauderdale, Florida. The Safe Harbor Equity Interests - SHM South Fork JV, LLC balance was $4.1 million and $4.3 million at the three months ended March 31, 2021 and the year December 31, 2020, respectively. Refer to Note 7, "Consolidated Variable Interest Entities," for additional information.

Issuance of Series E Preferred OP Units

In January 2020, we issued 90,000 Series E preferred OP units in connection with the acquisition of Cape Cod RV Resort. The Series E preferred OP units have a stated issuance price of $100.00 per OP Unit and carry a preferred return of 5.25 percent until the second anniversary of the issuance date. Commencing with the second anniversary of the issuance date, the Series E Preferred OP Units carry a preferred return of 5.50 percent. Commencing the first anniversary of the issuance date, subject to certain limitations, each Series E Preferred OP Unit can be exchanged for our common stock equal to the quotient obtained by dividing $100.00 by $145.00 (as such ratio is subject to adjustments for certain capital events). As of March 31, 2021, 90,000 Series E preferred OP Units were outstanding. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information.

Temporary Equity:

Issuance of Series I Preferred OP Units - In December 2020, we issued 922,000 Series I preferred OP units in connection with the acquisition of the Rybovich Portfolio. The Series I preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 3.0 percent. Subject to certain limitations, at any time after the Series I issuance date, each Series I preferred OP unit can be exchanged for a number of shares of our common stock equal to the quotient obtained by dividing $100.00 by $164.00 (as such ratio is subject to adjustments for certain capital events) at the holder's option. Each holder may require redemption in cash after the fifth anniversary of the Series I issuance date or upon the holder's death. As of March 31, 2021, 922,000 Series I preferred OP units were outstanding. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Issuance of Series H Preferred OP Units - In October 2020, we issued 581,407 Series H preferred OP units in connection with the acquisition of Safe Harbor. The Series H preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 3.0 percent. Subject to certain limitations, at any time after the Series H issuance date, each Series H preferred OP unit can be exchanged for a number of shares of our common stock equal to the quotient obtained by dividing $100.00 by $164.00 (as such ratio is subject to adjustments for certain capital events) at the holder's option. Each holder may require redemption in cash after the fifth anniversary of the Series H issuance date or upon the holder's death. As of March 31, 2021, 581,407 Series H preferred OP units were outstanding. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information.

Equity Interests - FPG Sun Menifee 80 LLC - In October 2020, in connection with investment in land for future development in the city of Menifee in California, at the property known as FPG Sun Menifee 80, LLC, Foremost Pacific Group, LLC, "FPG," purchased $0.1 million of common equity interest in the land (referred to as "Equity Interests - FPG Sun Menifee 80 LLC"). The Equity Interests - FPG Sun Menifee 80 LLC do not have a fixed maturity date. Upon the occurrence of certain events, either FPG or Sun FPG Venture LLC, our subsidiary, can trigger a process under which we may be required to purchase the Equity Interests - FPG Sun Menifee 80 LLC from FPG. The Equity Interests - FPG Sun Menifee 80 LLC balance was $0.1 million at the three months ended March 31, 2021 and December 31, 2020. Refer to Note 7, "Consolidated Variable Interest Entities," for additional information.

Issuance of Series G Preferred OP Units - In September 2020, we issued 260,710 Series G preferred OP units in connection with the acquisition of El Capitan & Ocean Mesa Resorts. The Series G preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 3.2 percent. Subject to certain limitations, at any time after the Series G issuance date, each Series G preferred OP unit can be exchanged for a number of shares of our common stock equal to the quotient obtained by dividing $100.00 by $155.00 (as such ratio is subject to adjustments for certain capital events) at the holder's option. Each holder may require redemption in cash after the fifth anniversary of the Series G issuance date or upon the holder's death. As of March 31, 2021, 240,710 Series G preferred OP units were outstanding. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information.

Issuance of Series F Preferred OP Units - In May 2020, we issued 90,000 Series F preferred OP units in connection with the acquisition of Forest Springs. The Series F preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 3.0 percent. Subject to certain limitations, at any time after the Series F issuance date, each Series F preferred OP unit can be exchanged for a number of shares of our common stock equal to the quotient obtained by dividing $100.00 by $160.00 (as such ratio is subject to adjustments for certain capital events) at the holder's option. Each holder may require redemption in cash after the fifth anniversary of the Series F issuance date or upon the holder's death. As of March 31, 2021, 90,000 Series F preferred OP units were outstanding. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information.

Equity Interests - NG Sun Whitewater LLC - In August 2019, in connection with the investment in land at the property known as Whitewater, NG Sun Whitewater LLC purchased $2.4 million of common equity interest in Sun NG Whitewater RV Resorts LLC (referred to as "Equity Interests - NG Sun Whitewater LLC"). The Equity Interests - NG Sun Whitewater LLC does not have a fixed maturity date. Upon the occurrence of certain events, either NG Sun Whitewater LLC or Sun NG LLC, our subsidiary, can trigger a process under which we may be required to purchase the Equity Interests - NG Sun Whitewater LLC from NG Sun Whitewater LLC. The Equity Interests - NG Sun Whitewater LLC balance was $5.1 million at the three months ended March 31, 2021 and year ended December 31, 2020. Refer to Note 7, "Consolidated Variable Interest Entities," for additional information.

Issuance of Series D Preferred OP Units - In February 2019, we issued 488,958 Series D preferred OP units in connection with the acquisition of Country Village Estates. The Series D preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 3.75 percent until the second anniversary of the issuance date. Commencing with the second anniversary of the issuance date, the Series D preferred OP units carry a preferred return of 4.0 percent. Commencing with the first anniversary of the issuance date, each Series D preferred OP unit can be exchanged for our common stock equal to the quotient obtained by dividing $100.00 by $125.00 (as such ratio is subject to adjustments for certain capital events) at the holder's option. The holders may require redemption in cash after the fifth anniversary of the Series D issuance date or upon the holder's death. As of March 31, 2021, 488,958 Series D preferred OP units were outstanding. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Equity Interests - NG Sun LLC - In June 2018, in connection with the investment in Sun NG Resorts, unrelated third parties purchased $6.5 million of Series B preferred equity interests and $15.4 million of common equity interest in Sun NG Resorts (herein jointly referred to as "Equity Interest - NG Sun LLC"). In April and September 2020, in connection with the acquisitions of Glen Ellis RV Park and Lone Star RV Park, $3.0 million of Series B preferred equity interests were converted to common equity interests. The Series B preferred equity interests carry a preferred return at a rate that, at any time, is equal to the interest rate on Sun NG Resorts' indebtedness at such time. The current rate of return is 5.0 percent. The Equity Interests - NG Sun LLC does not have a fixed maturity date and can be redeemed in the fourth quarters of 2024, 2025 and 2026 at the holders' option. Sun NG LLC, our subsidiary, has the right during certain periods each year, with or without cause, or for cause at any time, to elect to buy NG Sun LLC's interest. During a limited period in 2022, NG Sun LLC has the right to put its interest to Sun NG LLC. If either party exercises their option, the property management agreement will be terminated, and we are required to purchase the remaining interests of NG Sun LLC and the property management agreement at fair value. Refer to Note 7, "Consolidated Variable Interest Entities," and Note 8, "Debt and Lines of Credit," for additional information.

Conversions

Conversions to Common Stock - Subject to certain limitations, holders can convert certain series of stock and OP units to shares of our common stock at any time. Below is the activity of conversions during the three months ended March 31, 2021 and 2020:

		Three Months Ended		Three Months Ended
		March 31, 2021		March 31, 2020
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)	Units / Shares Converted	Common Stock(1)
Common OP unit	1.0000	24,912	24,912	11,949	11,949
Series A-1 preferred OP unit	2.4390	4,316	10,525	6,677	16,283
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.

Distributions

Distributions declared for the three months ended March 31, 2021 were as follows:

Distributions	Record Date	Payment Date	Distribution Per Share	Total Distribution (in Thousands)
Common Stock, Common OP units and Restricted Stock	3/31/2021	4/15/2021	$0.83	$94,966

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

10.      Share-Based Compensation

As of March 31, 2021, we had two share-based compensation plans: the Sun Communities, Inc. 2015 Equity Incentive Plan ("2015 Equity Incentive Plan") and the First Amended and Restated 2004 Non-Employee Director Option Plan ("2004 Non-Employee Director Option Plan"). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future.

During the three months ended March 31, 2021 and 2020, shares were granted as follows:

Grant Period	Type	Plan	Shares Granted		Grant Date Fair Value Per Share		Vesting Type	Vesting Anniversary	Percentage
2021	Executive Officers	2015 Equity Incentive Plan	54,000		$151.89	(1)	Time Based	20.0% annually over 5 years
2021	Executive Officers	2015 Equity Incentive Plan	81,000	(2)	$99.49	(2)	Market Condition	3rd	100.0%
2021	Executive Officers	2015 Equity Incentive Plan	15,000		$151.89	(1)	Time Based	33.3% annually over 3 years
2021	Executive Officers	2015 Equity Incentive Plan	15,000	(3)	$99.49	(3)	Market Condition	3rd	100.0%
2021	Key Employees	2015 Equity Incentive Plan	28,856		$151.89	(1)	Time Based	33.3% annually over 3 years
2021	Key Employees	2015 Equity Incentive Plan	61,550		$143.28	(1)	Time Based	20.0% annually over 5 years
2021	Executive Officers	2015 Equity Incentive Plan	3,400		$147.19	(1)	Time Based	20.0% annually over 5 years
2021	Executive Officers	2015 Equity Incentive Plan	5,100	(4)	$96.41	(4)	Market Condition	3rd	100.0%
2021	Directors	2004 Non-Employee Director Option Plan	1,509		$147.19	(1)	Time Based	3rd	100.0%
2021	Directors	2004 Non-Employee Director Option Plan	10,200		$148.44	(1)	Time Based	3rd	100.0%
2020	Key Employees	2015 Equity Incentive Plan	13,873		$140.39	(1)	Time Based	20.0% annually over 5 years
2020	Executive Officers	2015 Equity Incentive Plan	69,368		$137.63	(1)	Time Based	20.0% annually over 5 years
2020	Key Employees	2015 Equity Incentive Plan	1,500		$143.20	(1)	Time Based	20.0% annually over 5 years
2020	Key Employees	2015 Equity Incentive Plan	51,790		$162.42	(1)	Time Based	20.0% annually over 5 years
2020	Executive Officers	2015 Equity Incentive Plan	46,000		$165.97	(1)	Time Based	20.0% annually over 5 years
2020	Executive Officers	2015 Equity Incentive Plan	69,000	(5)	$125.47	(5)	Market Condition	3rd	100.0%
2020	Directors	2004 Non-Employee Director Option Plan	10,200		$147.97	(1)	Time Based	3rd	100.0%
(1)The fair values of the grants were determined by using the average closing price of our common stock on the dates the shares were issued.
(2)Share-based compensation for restricted stock awards with market conditions is measured based on an estimate of shares expected to vest. We estimate the fair value of share-based compensation for restricted stock with market conditions using a Monte Carlo simulation. At the grant date our common stock price was $151.89. Based on the Monte Carlo simulation we expect 65.5 percent of the 81,000 shares to vest.
(3)Share-based compensation for restricted stock awards with market conditions is measured based on an estimate of shares expected to vest. We estimate the fair value of share-based compensation for restricted stock with market conditions using a Monte Carlo simulation. At the grant date our common stock price was $151.89. Based on the Monte Carlo simulation we expect 65.5 percent of the 15,000 shares to vest.
(4)Share-based compensation for restricted stock awards with market conditions is measured based on an estimate of shares expected to vest. We estimate the fair value of share-based compensation for restricted stock with market conditions using a Monte Carlo simulation. At the grant date our common stock price was $147.19. Based on the Monte Carlo simulation we expect 65.5 percent of the 5,100 shares to vest.
(5)Share-based compensation for restricted stock awards with market conditions is measured based on an estimate of shares expected to vest. We estimate the fair value of share-based compensation for restricted stock with market conditions using a Monte Carlo simulation. At the grant date our common stock price was $165.97. Based on the Monte Carlo simulation we expect 75.6 percent of the 69,000 shares to vest.

Vesting

The vesting requirements for 252,153 and 144,231 restricted shares granted to our executives, directors and employees were satisfied during the three months ended March 31, 2021 and 2020, respectively.

Stock Options

During the three months ended March 31, 2021, 1,500 shares of common stock were issued in connection with the exercise of stock options with net proceeds of less than $0.1 million. There were no stock options outstanding as of March 31, 2021. During the three months ended March 31, 2020, no stock options were exercised.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

11.     Segment Reporting

ASC Topic 280, "Segment Reporting" ("ASC 280"), establishes standards for the way the business enterprises report information about operating segments in its financial statements. Effective January 1, 2021, we transitioned from a two-segment to a three-segment structure as a result of the recent acquisition of Safe Harbor and its internal organization. The new structure reflects how the chief operating decision maker manages the business, makes operating decisions, allocates resources and evaluates operating performance. This structure better align our operations with our strategic initiatives. Beginning with the results of the three months ended March 31, 2021, we are reporting our financial results consistent with our new segment structure and have recast prior comparative periods to align with the new segment structure. Our new structure aligns our Company around three reportable segments: (i) Manufactured home ("MH") communities, (ii) Recreational vehicle ("RV") resorts and (iii) Marinas.

The MH segment owns, operates, develops, or has an interest in, a portfolio of MH communities and is in the business of acquiring, operating and developing ground up MH communities to provide affordable housing solutions to residents. The MH segment also provides manufactured home sales and leasing services to tenants and prospective tenants of our communities.

The RV segment owns, operates, develops, or has an interest in, a portfolio of RV resorts and is in the business of acquiring, operating and developing ground up RV resorts throughout the U.S. and in Canada. It also provides leasing services for vacation rentals within the RV resorts.

The Marinas segment owns, operates, has an interest in a portfolio, and develops marinas, and is in the business of acquiring, and operating marinas throughout the U.S. with the majority of such marinas concentrated in coastal regions and others located in various inland regions.

Hybrid properties are classified to a segment based on the predominant site counts at the properties.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

A presentation of segment financial information is summarized as follows (in thousands):

	Three Months Ended
	March 31, 2021				March 31, 2020(1)
	MH	RV	Marinas	Consolidated	MH	RV	Marinas	Consolidated
Operating revenues	$245,474	$92,363	$95,587	$433,424	$221,161	$82,878	N/A	$304,039
Property operating expenses	97,024	51,763	64,195	212,982	85,072	42,659	N/A	127,731
Net Operating Income	$148,450	$40,600	$31,392	$220,442	$136,089	$40,219	N/A	$176,308
Adjustments to arrive at net income / (loss)
Interest income				2,631				2,350
Brokerage commissions and other revenues, net				5,960				3,913
General and administrative expense				(38,203)				(25,349)
Catastrophic event-related charges, net				(2,414)				(606)
Business combination expense				(1,232)				—
Depreciation and amortization				(123,304)				(83,689)
Loss on extinguishment of debt (see Note 8)				—				(3,279)
Interest expense				(39,517)				(32,416)
Interest on mandatorily redeemable preferred OP units / equity				(1,036)				(1,041)
(Gain) / loss on remeasurement of marketable securities				3,661				(28,647)
Gain / (loss) on foreign currency translation				25				(17,479)
Other expense, net				(1,099)				(972)
(Gain) / loss on remeasurement of notes receivable				376				(2,112)
Income from nonconsolidated affiliates (see Note 6)				1,171				52
Loss on remeasurement of investment in nonconsolidated affiliates				104				(2,191)
Current tax benefit / (expense)				229				(450)
Deferred tax benefit (see Note 12)				147				130
Net Income / (Loss)				27,941				(15,478)
Less: Preferred return to preferred OP units / equity				2,864				1,570
Less: Income / (Loss) attributable to noncontrolling interests				295				(962)
Net Income / (Loss) Attributable to Sun Communities, Inc. Common Stockholders				$24,782				$(16,086)

(1) Recast to reflect segment changes.

	March 31, 2021				December 31, 2020 (1)
	MH	RV	Marinas	Consolidated	MH	RV	Marinas	Consolidated
Identifiable Assets
Investment property, net	$4,828,033	$3,187,398	$1,895,719	$9,911,150	$4,823,174	$3,038,686	$1,853,931	$9,715,791
Cash, cash equivalents and restricted cash	71,119	38,695	10,360	120,174	53,152	28,919	10,570	92,641
Marketable securities	82,781	45,040	—	127,821	80,776	43,950	—	124,726
Inventory of manufactured homes	30,534	12,708	—	43,242	33,448	13,195	—	46,643
Notes and other receivables, net	149,187	56,264	43,558	249,009	144,027	44,002	33,621	221,650
Goodwill	—	—	438,842	438,842	—	—	428,833	428,833
Other intangible assets, net	31,762	24,287	244,505	300,554	33,998	23,819	247,794	305,611
Other assets, net	155,201	39,198	69,018	263,417	184,917	38,075	47,699	270,691
Total Assets	$5,348,617	$3,403,590	$2,702,002	$11,454,209	$5,353,492	$3,230,646	$2,622,448	$11,206,586
(1) Recast to reflect segment changes

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

12.     Income Taxes

We have elected to be taxed as a real estate investment trust ("REIT") pursuant to Section 856(c) of the Internal Revenue Code of 1986, as amended ("Code"). In order for us to qualify as a REIT, at least 95 percent of our gross income in any year must be derived from qualifying sources. In addition, a REIT must distribute annually at least 90 percent of its REIT taxable income (calculated without any deduction for dividends paid and excluding capital gain) to its stockholders and meet other tests.

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation, which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the three months ended March 31, 2021.

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

Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards, and depreciation and basis differences between tax and GAAP. Our deferred tax assets that have a full valuation allowance relate to our taxable REIT subsidiaries. Net deferred tax liabilities of $20.4 million and $20.6 million for Canadian entities have been recorded in relation to corporate entities and included in other liabilities in our Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively. There are no U.S. federal deferred tax assets or liabilities included in our Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.

We had no unrecognized tax benefits as of March 31, 2021 and 2020. We do not expect significant changes in tax positions that would result in unrecognized tax benefits within one year of March 31, 2021.

For the three months ended March 31, 2021 we recorded a current tax benefit for federal, state, and Canadian income taxes and Australian withholding taxes of $0.2 million. For the three months ended March 31, 2020 we recorded a current tax expense for federal, state and Canadian income taxes of $0.5 million.

For the three months ended March 31, 2021 and 2020 we recorded a deferred tax benefit of $147.0 thousand and $130.0 thousand, respectively.

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

From time to time, we enter into forward equity sales agreements, which are discussed in Note 9, "Equity and Temporary Equity," We considered the potential dilution resulting from the forward equity sales agreements on the EPS calculations. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. The common shares issued upon the settlement of the forward equity sales agreements, weighted for the period these common shares are outstanding, are usually included in the denominator of basic EPS. To determine the dilution resulting from the forward equity sales agreements during the period of time prior to settlement, we calculate the number of weighted-average shares outstanding – diluted.

Our potentially dilutive securities include potential common shares related to our forward equity offerings, our unvested restricted common shares, and our Operating Partnership outstanding common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series C preferred OP units, Series D preferred OP units, Series E preferred OP units, Series F preferred OP units, Series G preferred OP units, Series H preferred OP units, Series I preferred OP units and Aspen preferred OP Units, which, if converted or exercised, may impact dilution.

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

Computations of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2021	March 31, 2020
Numerator
Net Income / (Loss) Attributable to Sun Communities, Inc. Common Stockholders	$24,782	$(16,086)
Less: allocation to restricted stock awards	152	(254)
Basic earnings - Net Income / (Loss) attributable to common stockholders after allocation to restricted stock awards	$24,630	$(15,832)
Add allocation to restricted stock awards	—	—
Diluted earnings - Net Income / (Loss) attributable to common stockholders after allocation to restricted stock awards(1)	$24,630	$(15,832)

Denominator
Weighted average common shares outstanding	107,932	92,410
Add: common shares dilutive effect: March 2021 Forward Equity Offering	229	—
Add: dilutive stock options	—	1
Diluted weighted average common shares and securities(1)	108,161	92,411
Earnings Per Share Available to Common Stockholders After Allocation
Basic earnings / (losses) per share	$0.23	$(0.17)
Diluted earnings / (losses) per share(1)	$0.23	$(0.17)
(1) For the three months ended March 31, 2021 and 2020, diluted earnings per share was calculated using the two-class method as the application of this method resulted in a more dilutive earnings per share for those periods.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We have excluded certain convertible securities from the computation of diluted earnings per share because the inclusion of those securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share as of March 31, 2021 and 2020 (in thousands):

	As of
	March 31, 2021	March 31, 2020
Common OP units	2,596	2,408
A-1 preferred OP units	716	303
A-3 preferred OP units	75	40
Aspen preferred OP units	406	1,284
Series C preferred OP units	340	310
Series D preferred OP units	391	489
Series E preferred OP units	62	90
Series F preferred OP units	56	—
Series G preferred OP units	155	—
Series H preferred OP units	355	—
Series I preferred OP units	562	—
Total Securities	5,714	4,924

14.     Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, cash equivalents and restricted cash, marketable securities, notes and other receivables, debt, and other liabilities. We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures, pursuant to FASB ASC 820, "Fair Value Measurements and Disclosures." The following methods and assumptions were used in order to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

ASC Topic 820 "Fair Value Measurements and Disclosures," requires disclosure regarding determination of fair value for assets and liabilities and establishes a hierarchy under which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumption. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair value hierarchy:

Level 1 - Quoted unadjusted prices for identical instruments in active markets that we have the ability to access;

Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severity, etc.) in active markets or can be corroborated by observable market data; and

Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The unobservable inputs reflect our assumptions about the assumptions that market participants would use.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Assets by Hierarchy Level

The table below sets forth our financial assets and liabilities (in thousands) that required disclosure of fair value on a recurring basis as of March 31, 2021. The table presents the carrying values and fair values of our financial instruments as of March 31, 2021 and December 31, 2020, that were measured using the valuation techniques described above. The table excludes other financial instruments such as cash and cash equivalents, other receivables and accounts payable as the carrying values associated with these instruments approximate their fair value since their maturities are less than one year.

	As of
	March 31, 2021
Financial Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Marketable securities	$127,821	$127,821	$—	$—	$127,821
Installment notes receivable on manufactured homes, net	84,109	—	—	84,109	84,109
Notes receivable from real estate developers	58,286	—	—	58,286	58,286
Total assets measured at fair value	$270,216	$127,821	$—	$142,395	$270,216

Financial Liabilities
Debt	$3,500,332	$—	$3,500,332	$—	$3,428,244
Lines of credit and other debt	917,603	—	917,603	—	917,603
Other liabilities (contingent consideration)	18,156	—	—	18,156	18,156
Total liabilities measured at fair value	$4,436,091	$—	$4,417,935	$18,156	$4,364,003

	As of Year Ended
	December 31, 2020
Financial Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Marketable securities	$124,726	$124,726	$—	$—	$124,726
Installment notes receivable on manufactured homes, net	85,866	—	85,866	—	85,866
Notes receivable from real estate developers	52,638	—	52,638	—	52,638
Total assets measured at fair value	$263,230	$124,726	$138,504	$—	$263,230

Financial Liabilities
Debt	$3,514,879	$—	$3,514,879	$—	$3,613,797
Lines of credit and other debt	1,242,197	—	1,242,197	—	1,242,197
Other liabilities (contingent consideration)	15,842	—	—	15,842	15,842
Total liabilities measured at fair value	$4,772,918	$—	$4,757,076	$15,842	$4,871,836

We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following methods and assumptions were used in order to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Marketable Securities

Marketable securities held by us and accounted for under the ASC 321 "Investment Equity Securities" are measured at fair value. Any change in fair value is recognized in the Consolidated Statement of Operations in Remeasurement of marketable securities in accordance with ASU 2016-01 "Financial Instruments - Overall (Subtopic 825-10): Recognition and measurement of financial assets and financial liabilities." The fair value is measured by the quoted unadjusted share price which is readily available in active markets (Level 1).

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The change in the marketable securities balance is as follows (in thousands):

	As of	As of
	Three Months Ended	Year Ended
	March 31, 2021	December 31, 2020
Beginning Balance	$124,725	$94,727
Additional purchase	—	11,757
Change in fair value measurement	3,578	6,132
Foreign currency translation adjustment	(1,678)	10,138
Dividend reinvestment, net of tax	1,196	1,971
Ending Balance	$127,821	$124,725

Installment Notes Receivable on Manufactured Homes

Installment notes receivable on manufactured homes are recorded at fair value and are measured using model-derived indicative pricing using primarily unobservable inputs, inclusive of default rates, interest rates and recovery rates (Level 3). Refer to Note 4, "Notes and Other Receivables," for additional information.

Notes Receivable from Real Estate Developers

Notes receivable from real estate developers are recorded at fair value and are measured using primarily unobservable inputs including interest rates and counterparty performance (Level 3). The carrying values of the notes generally approximate their fair market values either due to the nature of the note and / or the note being secured by underlying collateral and / or personal guarantees. Refer to Note 4, "Notes and Other Receivables," for additional information.

Long-Term Debt and Lines of Credit

The fair value of long-term debt is based on the estimates of management and on rates currently quoted, rates currently prevailing for comparable loans and instruments of comparable maturities (Level 2). Refer to Note 8, "Debt and Lines of Credit," for additional information.

We have variable rates on our credit facilities and the revolving loans under our senior credit facility and the Safe Harbor credit facility. The fair value of the debt with variable rates approximates carrying value as the interest rates of these amounts approximate market rates. The estimated fair value of our indebtedness as of March 31, 2021, approximated its gross carrying value.

Financial Liabilities

We estimate the fair value of our contingent consideration liability based on valuation models using significant unobservable inputs that generally consider discounting of future cash flows using market interest rates and adjusting for non-performance risk over the remaining term of the liability (Level 3).

Other Financial Instruments

The carrying values of cash and cash equivalents, other receivables and accounts payable approximate their fair market values due to the short-term nature of those instruments. These are classified as Level 1 in the hierarchy.

Level 3 Reconciliation, Measurements and Transfers

We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. Availability of secondary market activity and consistency of pricing from third-party sources impacts our ability to classify securities as Level 2 or Level 3.

Our assessment resulted in a net transfer into Level 3 of $138.5 million related to installment notes receivable on manufactured homes and notes from real estate developers during the three months ended March 31, 2021.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Inputs that are used to derive the fair value for installment notes receivables on manufactured homes and notes receivable from real estate developers transferred to Level 3 from Level 2 during the quarter ended March 31, 2021 as significant inputs used to value those instruments inclusive of default rates, interest rates, recovery rates, and counterparty performance rely heavily on internally sourced assumptions as opposed to observable market-based inputs.

The following tables summarize changes to our financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three months ended March 31, 2021 (in thousands):

	Installment Notes Receivable on Manufactured Homes, net	Notes Receivable From Real Estate Developers	Other Liabilities (Contingent Consideration)
Level 3 beginning balance at December 31, 2020	$—	$—	$15,842
Transfer to level 3	85,866	52,638	—
Transfer out of level 3	—	—	—
Net earnings (loss)	375	—	71
Purchases and issuances	1,212	6,793	3,201
Sales and settlements	(3,814)	(262)	—
Other adjustments	470	(883)	(958)
Level 3 ending balance at March 31, 2021	$84,109	$58,286	$18,156

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgement is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available as of March 31, 2021. As such, our estimates of fair value could differ significantly from the actual carrying value.

15.    Commitments and Contingencies

Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

16.    Leases

We lease land under non-cancelable operating leases at 33 properties expiring at various dates through year 2085. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of revenues at those properties. We also have other operating leases, primarily office space and equipment expiring at various dates through 2026.

Lessee Accounting

Future minimum lease payments under non-cancellable leases as of the three months ended March 31, 2021 where we are the lessee include:

Maturity of Lease Liabilities (in thousands)	Operating Leases	Finance Leases	Total
2021 (Excluding three months ended March 31, 2021)	$3,879	$208	$4,087
2022	4,741	213	4,954
2023	4,771	178	4,949
2024	5,144	4,063	9,207
2025	5,175	—	5,175
Thereafter	55,533	—	55,533
Total Lease Payments	$79,243	$4,662	$83,905
Less: Imputed interest	(32,734)	(335)	(33,069)
Present Value of Lease Liabilities	$46,509	$4,327	$50,836

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Right-of-use (ROU) assets and lease liabilities for finance and operating leases as included in our Consolidated Balance Sheets are as follows (in thousands):

Description	Financial Statement Classification	As of March 31, 2021	As of December 31, 2020
Lease Assets
ROU asset obtained in exchange for new finance lease liabilities	Investment property, net	$4,368	$4,350
ROU asset obtained in exchange for new operating lease liabilities	Other assets, net	$59,272	$48,419
ROU asset obtained relative to below market operating lease	Other assets, net	$27,426	$27,614
Lease Liabilities
Finance lease liabilities	Other liabilities	$4,327	$4,334
Operating lease liabilities	Other liabilities	$46,509	$49,964

Lease expense for finance and operating leases as included in our Consolidated Statements of Operations are as follows (in thousands):

		Three Months Ended
Description	Financial Statement Classification	March 31, 2021	March 31, 2020
Finance Lease Expense
Amortization of ROU assets	Interest expense	$6	$(18)
Interest on lease liabilities	Interest expense	26	26
Operating lease cost	General and administrative expense, Property operating and maintenance	2,148	974
Variable lease cost	Property operating and maintenance	1,299	369
Short term lease cost	Property operating and maintenance	61	—
Total Lease Expense		$3,540	$1,351

Lease term, discount rates and additional information for finance and operating leases are as follows:

As of
Lease Term and Discount Rate	March 31, 2021
Weighted-average Remaining Lease Terms (years)
Finance lease	2.43
Operating lease	25.90
Weighted-average Discount Rate
Finance lease	2.44%
Operating lease	3.80%

	Three Months Ended
Other Information (in thousands)	March 31, 2021	March 31, 2020
Cash Paid For Amounts Included In The Measurement of Lease Liabilities
Operating cash flow from operating leases	$945	$590
Financing cash flow from finance leases	33	8
Total Cash Paid On Lease Liabilities	$978	$598

Lessor Accounting

We are not the lessor for any finance leases at our MH, RV or marina properties as of March 31, 2021.

Over 95 percent of our operating leases at our MH and RV properties where we are the lessor are either month to month or for a time period not to exceed one year. As of March 31, 2021, future minimum lease payments would not exceed 12 months.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Future minimum lease payments under non-cancellable leases at our marinas and RV properties as of the three months ended March 31, 2021 where we are the lessor include:

Maturity of Lease Liabilities (in thousands)	Operating Leases
2021 (Excluding three months ended March 31, 2021)	$8,261
2022	6,951
2023	5,039
2024	2,090
2025	1,220
Thereafter	2,628
Total Undiscounted Cash Flows	$26,189

The components of lease income were as follows (in thousands):

	Three Months Ended
Description	March 31, 2021	March 31, 2020
Operating Leases
Fixed lease income	$3,657	$311
Variable lease income	$1,028	$397

17.     Recent Accounting Pronouncements

Recent Accounting Pronouncements - Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform" (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for accounting for contracts, hedging relationships, and other transactions affected by the reference rate reform, if certain criteria are met. The provisions of this standard are available for election through December 31, 2022. We are currently evaluating the impact that ASU 2020-04 may have on our Consolidated Financial Statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt - "Debt with Conversion and Other Options" (Subtopic 470-20) and "Derivatives and Hedging - Contracts in Entity's Own Equity" (Subtopic 815-40): "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" ("ASU 2020-06"), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, "Debt: Debt with Conversion and Other Options," which requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer's own stock and classified in stockholders' equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, "Earnings Per Share," to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. We are currently evaluating the impact that ASU 2020-06 may have on our Consolidated Financial Statements and related disclosure.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

18.    Subsequent Events

Shelf Registration Statement on Form S-3

Subsequent to the quarter ended March 31, 2021, on April 5, 2021, in connection with the expiration of our universal shelf registration statement on Form S-3, that was filed with the SEC on April 6, 2018, we filed a new universal shelf registration statement on Form S-3 with the SEC, which was deemed automatically effective and which provides for the registration of unspecified amounts of equity and debt securities. However, there can be no assurance that we will be able to complete any such offerings of securities in the future.

Acquisitions

Subsequent to the quarter ended March 31, 2021, we acquired an RV resort in Davenport, Florida with 148 developed sites for a total purchase price of $25.0 million.

Subsequent to the quarter ended March 31, 2021, we acquired a MH community located in Brighton, Michigan with 476 MH sites for a total purchase price of $24.0 million. In conjunction with the acquisition, the Operating Partnership created a new class of OP units, named Series J preferred units. As of April 21, 2021, 240,000 Series J preferred OP units were outstanding. The Series J preferred OP units have an issuance price of $100.00 and carry a preferred return of 2.85 percent per year. Subject to certain limitations, each Series J preferred OP unit is exchangeable at any time into that number of shares of the Company's common stock equal to the quotient obtained by dividing $100.00 by $165.00 (as such ratio is subject to adjustment for certain capital events). The holder may require redemption in cash (i) during the 30-day period following a change of control of the Company or (ii) any time after the fifth anniversary of the issuance date of the Series J preferred OP units.

We have evaluated our Consolidated Financial Statements for subsequent events through the date that this Form 10-Q was issued.

SUN COMMUNITIES, INC.
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes, along with our 2020 Annual Report.

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. As of March 31, 2021, we owned and operated or held an interest in a portfolio of 562 developed properties located in 39 states throughout the U.S. and one province in Canada, including 277 MH communities, 141 RV resorts, 34 properties containing both MH and RV sites, and 110 marinas. We have been in the business of acquiring, operating, developing and expanding MH communities and RV resorts since 1975 and marinas since 2020. We lease individual sites with utilities access for placement of manufactured homes, RVs or boats to our customers. We are also engaged in the marketing, selling and leasing of new and pre-owned homes to current and future residents in our MH communities. The rental program operations within our MH communities support and enhance our occupancy levels, property performance, and cash flows.

COVID-19 IMPACT

As of March 31, 2021, there are no government regulations preventing the operations of any of our MH communities, RV resorts or marinas. Ontario, Canada does have travel restrictions in place that if extended into May 2021, could delay the opening of seasonal resorts in Canada. Additionally, the border for recreational travel between the Unites States and Canada remains closed with no defined opening date, which could impact cross border traffic to resorts and marinas across the United State and Canada. The execution of our operational and financial plans has helped to mitigate the impact of COVID-19 on our business.

We continue to provide essential services using social distancing techniques and minimal contact. To promote social distancing, we are encouraging our residents to use our online rent payment portals and other payment methods. We have instituted numerous health and safety measures at our communities and our Main Office to keep team members safe. These measures include infrared thermometers at entrances to monitor team members' temperatures, increased cleaning and sanitation of shared spaces and social distancing protocols throughout our footprint. We closely monitor and track orders by federal, state and local authorities and hold regular status calls with our operations and Main Office leadership teams. We have implemented and continue to encourage remote working arrangements, wherever possible, to keep our team members safe and to do our part to promote social distancing.

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

SIGNIFICANT ACCOUNTING POLICIES

We have identified significant accounting policies that, as a result of the judgments, uncertainties and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition or results of operations under different conditions or using different assumptions. Details regarding significant accounting policies are described fully in our 2020 Annual Report.

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

NOI is derived from operating revenues minus property operating expenses and real estate taxes. NOI is a non-GAAP financial measure that we believe is helpful to investors as a supplemental measure of operating performance because it is an indicator of the return on property investment and provides a method of comparing property performance over time. We use NOI as a key measure when evaluating performance and growth of particular properties and / or groups of properties. The principal limitation of NOI is that it excludes depreciation, amortization, interest expense and non-property specific expenses such as general and administrative expenses, all of which are significant costs. Therefore, NOI is a measure of the operating performance of our properties rather than of the Company overall.

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

FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as GAAP net income (loss), excluding gains (or losses) from sales of depreciable operating property, plus real estate related depreciation and amortization, real estate related impairments, and after adjustments for unconsolidated partnerships and joint ventures. FFO is a non-GAAP financial measure that management believes is a useful supplemental measure of our operating performance. By excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not readily apparent from GAAP net income (loss). Management believes the use of FFO has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. We also use FFO excluding certain gain and loss items that management considers unrelated to the operational and financial performance of our core business ("Core FFO"). We believe that Core FFO provides enhanced comparability for investor evaluations of period-over-period results.

We believe that GAAP net income (loss) is the most directly comparable measure to FFO. The principal limitation of FFO is that it does not replace GAAP net income (loss) as a performance measure or GAAP cash flow from operations as a liquidity measure. Because FFO excludes significant economic components of GAAP net income (loss) including depreciation and amortization, FFO should be used as a supplement to GAAP net income (loss) and not as an alternative to it. Further, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. FFO is calculated in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that interpret the NAREIT definition differently.

SUN COMMUNITIES, INC.
RESULTS OF OPERATIONS

The following tables reconcile the Net income / (loss) attributable to Sun Communities, Inc. common stockholders to NOI and summarize our consolidated financial results for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Net Income / (Loss) Attributable to Sun Communities, Inc. Common Stockholders	$24,782	$(16,086)
Interest income	(2,631)	(2,350)
Brokerage commissions and other revenues, net	(5,960)	(3,913)
General and administrative expense	38,203	25,349
Catastrophic event-related charges, net	2,414	606
Business combination expense	1,232	—
Depreciation and amortization	123,304	83,689
Loss on extinguishment of debt (see Note 8)	—	3,279
Interest expense	39,517	32,416
Interest on mandatorily redeemable preferred OP units / equity	1,036	1,041
(Gain) / loss on remeasurement of marketable securities (see Note 14)	(3,661)	28,647
(Gain) / loss on foreign currency translation	(25)	17,479
Other expense, net	1,099	972
(Income) / loss on remeasurement of notes receivable (see Note 4)	(376)	2,112
Income from nonconsolidated affiliates (see Note 6)	(1,171)	(52)
(Income) / loss on remeasurement of investment in nonconsolidated affiliates (see Note 6)	(104)	2,191
Current tax (benefit) / expense (see Note 12)	(229)	450
Deferred tax benefit (see Note 12)	(147)	(130)
Preferred return to preferred OP units / equity	2,864	1,570
Income / (loss) attributable to noncontrolling interests	295	(962)
NOI	$220,442	$176,308

	Three Months Ended
	March 31, 2021	March 31, 2020
Real Property NOI	$204,652	$171,339
Home Sales NOI	10,609	6,548
Service, retail, dining and entertainment NOI	5,181	(1,579)
NOI	$220,442	$176,308

We evaluate segment operating performance based on NOI. Real property - transient revenue is included in the RV segment revenue. Real property - transient (excluding Vacation rental) revenue is expected to approximate $175.9 million annually. Real property - transient (excluding Vacation rental) revenue was recognized $26.0 million in the first quarter and is expected to be $46.3 million in the second quarter, $76.3 million in the third quarter, and $27.3 million in the fourth quarter. Real property - transient (excluding Vacation rental) revenue was approximately $134.7 million for the year ended December 31, 2020. In 2020, Real property - transient (excluding Vacation rental) was recognized 18.8 percent in the first quarter, 15.6 percent in the second quarter, 44.9 percent in the third quarter, and 20.7 percent in the fourth quarter.

SUN COMMUNITIES, INC.
Comparison of the three months ended March 31, 2021 and 2020

Real Property Operations - Total Portfolio

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three months ended March 31, 2021 and 2020 (in thousands, except for statistical information):

	Three Months Ended
	March 31, 2021	March 31, 2021(1)	Change	% Change
Financial Information
Revenue
Real property (excluding Transient)	$268,766	$207,186	$61,580	29.7%
Real property - transient	32,536	30,347	2,189	7.2%
Other	29,311	20,816	8,495	40.8%
Total Operating	330,613	258,349	72,264	28.0%
Expense
Property Operating	125,961	87,010	38,951	44.8%
Real Property NOI	$204,652	$171,339	$33,313	19.4%
(1)Canadian currency figures included within the three months ended March 31, 2020 have been translated at the 2021 average exchange rates.

	As of
	March 31, 2021	March 31, 2020		Change
Other Information
Number of properties(1)	562	422		140

MH occupancy	96.5%
RV occupancy(2)	100.0%
MH & RV blended occupancy(3)	97.3%	96.7%		0.6%

Adjusted MH occupancy(4)	97.8%
Adjusted RV occupancy(5)	100.0%
Adjusted MH & RV occupancy(6)	98.3%	98.3%		—%

Sites available for MH & RV development	9,646	10,293		(647)

Monthly base rent per site - MH	$596	$581	(8)	$15
Monthly base rent per site - RV(7)	$522	$499	(8)	$23
Monthly base rent per site - Total	$579	$563	(8)	$16
(1)Include MH communities, RV resorts and marinas.
(2)Occupancy percentages include annual RV sites and exclude transient RV sites.
(3)Occupancy percentages include MH and annual RV sites, and exclude transient RV sites.
(4)Adjusted occupancy percentages include MH and exclude recently completed but vacant expansion sites.
(5)Adjusted occupancy percentages include annual RV sites, and exclude transient RV sites and recently completed but vacant expansion sites.
(6)Adjusted occupancy percentages include MH and annual RV sites, and exclude transient RV sites and recently completed but vacant expansion sites.
(7)Monthly base rent pertains to annual RV sites and excludes transient RV sites.
(8)Canadian currency figures included within the three months ended March 31, 2020 have been translated at 2021 average exchange rates.

The $33.3 million increase in Real Property NOI consists of $4.6 million from Same Communities as detailed below, $25.0 million from the Marinas and $3.7 million from recently acquired properties in the three months ended March 31, 2021 as compared to the same period in 2020.

SUN COMMUNITIES, INC.
Real Property Operations - Same Community

A key management tool used when evaluating performance and growth of our properties is a comparison of our Same Communities. The Same Communities data includes all properties which we have owned and operated continuously since January 1, 2020, exclusive of properties recently completed or under construction, and other properties as determined by management. The Same Community data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions or unique situations. In order to evaluate the growth of the Same Communities, management has classified certain items differently than our GAAP statements. The reclassification difference between our GAAP statements and our Same Community portfolio is the reclassification of utility revenues from Real property revenue to operating expenses. A significant portion of our utility charges are re-billed to our residents.

The following tables reflect certain financial and other information for our Same Communities as of and for the three months ended March 31, 2021 and 2020 (in thousands, except for statistical information).

	Three Months Ended
	Total Same Community				MH				RV
	March 31, 2021	March 31, 2020	Change	% Change	March 31, 2021	March 31, 2020	Change	% Change	March 31, 2021	March 31, 2020	Change	% Change
Financial Information
Revenue
Real property (excluding Transient)	$215,471	$205,218	$10,253	5.0%	$172,741	$164,828	$7,913	4.8%	$42,729	$40,390	$2,339	5.8%
Real property - transient	25,907	28,870	(2,963)	(10.3)%	601	928	(327)	(35.2)%	25,306	27,942	(2,636)	(9.4)%
Other	7,047	5,895	1,152	19.5%	4,826	3,810	1,016	26.7%	2,222	2,085	137	6.6%
Total Operating	248,425	239,983	8,442	3.5%	178,168	169,566	8,602	5.1%	70,257	70,417	(160)	(0.2)%
Expense
Property Operating	73,015	69,189	3,826	5.5%	43,005	40,685	2,320	5.7%	30,010	28,504	1,506	5.3%
Real Property NOI	$175,410	$170,794	$4,616	2.7%	$135,163	$128,881	$6,282	4.9%	$40,247	$41,913	$(1,666)	(4.0)%

SUN COMMUNITIES, INC.

	As of
	March 31, 2021	March 31, 2020		Change
Other Information
Number of properties	407	407		—

MH occupancy	97.3%
RV occupancy(1)	100.0%
MH & RV blended occupancy(2)	97.9%

Adjusted MH occupancy(3)	98.4%
Adjusted RV occupancy(4)	100.0%
Adjusted MH & RV blended occupancy(5)	98.8%	96.9%	(6)	1.9%

Sites available for development	7,373	6,975		398

Monthly base rent per site - MH	$599	$580	(8)	$19
Monthly base rent per site - RV(7)	$524	$499	(8)	$25
Monthly base rent per site - Total	$582	$562	(8)	$20
(1)Occupancy percentages include annual RV sites and exclude transient RV sites.
(2)Occupancy percentages include MH and annual RV sites, and exclude transient RV sites.
(3)Adjusted occupancy percentages include MH and exclude recently completed but vacant expansion sites.
(4)Adjusted occupancy percentages include annual RV sites, and exclude transient RV sites and recently completed but vacant expansion sites.
(5)Adjusted occupancy percentages include MH and annual RV sites, and exclude transient RV sites and recently completed but vacant expansion sites.
(6)The occupancy percentages for 2020 have been adjusted to reflect incremental growth period-over-period from newly rented MH expansion sites and the conversion of transient RV sites to annual RV sites.
(7)Monthly base rent pertains to annual RV sites and excludes transient RV sites.
(8)Canadian currency figures included within three months ended March 31, 2020 have been translated at 2021 average exchange rates.

The amounts in the table above reflect constant currency for comparative purposes. We have reclassified water and sewer revenues of $16.5 million and $14.8 million for the three months ended March 31, 2021 and 2020, to reflect the utility expenses associated with our Same Community portfolio net of recovery.

For the three months ended March 31, 2021 and 2020, the Total Same Community $4.6 million, or 2.7 percent, growth in NOI is attributable to the MH segment $6.3 million, or 4.9 percent, growth in NOI, partially offset by the RV segment $1.7 million, or 4.0 percent decrease in NOI.

The MH segment $6.3 million, or 4.9 percent, growth in NOI is primarily due to a increase in Real property (excluding transient) revenue of $7.9 million, or 4.8 percent. The Real property (excluding transient) revenue increased due to a 3.2 percent increase in monthly base rent per MH site when compared to the same period in 2020, and a 1.9 percent increase in occupancy.

The RV segment $1.7 million, or 4.0 percent, decrease in NOI is due to a decrease in Real property - transient revenue of $2.6 million, or 9.4 percent, and an increase in Property operating expenses, primarily attributable to increases in supplies and repair, payroll and benefit and utility costs..

SUN COMMUNITIES, INC.
Marinas Summary

The following table reflects certain financial and other information for our marinas as of and for the three months ended March 31, 2021 (in thousands, except for statistical information):

Three Months Ended
March 31, 2021
Financial Information
Revenues
Real property (excluding Transient)	$46,106
Real property - transient	868
Other	1,649
Total Operating	48,623
Expenses
Property Operating	23,575
Real Property NOI	25,048
Service, retail, dining and entertainment
Service, retail, dining and entertainment revenue	44,354
Service, retail, dining and entertainment expense	38,009
Service, Retail, Dining and Entertainment NOI	6,345

Marina NOI	$31,393

Other Information - Marinas	March 31, 2021
Number of properties(a)	110
Total wet slips and dry storage	38,753
(a) Marina properties comprised of four properties acquired in 2021 and 106 properties acquired in 2020.

SUN COMMUNITIES, INC.
Home Sales Summary

We purchase new homes and acquire pre-owned and repossessed manufactured homes, generally located within our communities, from lenders, dealers, and former residents to sell or lease to current and prospective residents.

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended March 31, 2021 and 2020 (in thousands, except for average selling prices and statistical information):

	Three Months Ended
	March 31, 2021	March 31, 2020	Change	% Change
Financial Information
New Homes
New home sales	$22,972	$15,596	$7,376	47.3%
New home cost of sales	18,674	12,610	6,064	48.1%
Gross Profit – new homes	$4,298	$2,986	$1,312	43.9%
Gross margin % – new homes	18.7%	19.1%	(0.4)%
Average selling price – new homes	$154,174	$131,059	$23,115	17.6%

Pre-owned Homes
Pre-owned home sales	$29,227	$24,991	$4,236	17.0%
Pre-owned home cost of sales	18,584	17,422	1,162	6.7%
Gross Profit – pre-owned homes	$10,643	$7,569	$3,074	40.6%
Gross margin % – pre-owned homes	36.4%	30.3%	6.1%
Average selling price – pre-owned homes	$42,605	$38,806	$3,799	9.8%

Total Home Sales
Revenue from home sales	$52,199	$40,587	$11,612	28.6%
Cost of home sales	37,258	30,032	7,226	24.1%
Home selling expenses	4,332	4,007	325	8.1%
Home sales NOI	$10,609	$6,548	$4,061	62.0%

Statistical Information
New home sales volume	149	119	30	25.2%
Pre-owned home sales volume	686	644	42	6.5%
Total home sales volume	835	763	72	9.4%

Gross Profit - New Homes
For the three months ended March 31, 2021, the $1.3 million, or 43.9 percent increase in gross profit is primarily the result of a 25.2 percent increase in new home sales volume coupled with a 17.6 percent increase in the new home average selling price, as compared to the same period in 2020.

Gross Profit - Pre-owned Homes
For the three months ended March 31, 2021, the $3.1 million, or 40.6 percent increase in gross profit is primarily the result of a 6.1 percent increase in gross margin, primarily due to a 9.8 percent increase in the pre-owned home average selling price, coupled with a 6.5 percent increase in pre-owned home sales volume, as compared to the same period in 2020.

Homes sales NOI
For the three months ended March 31, 2021, the $4.1 million or 62.0 percent increase in NOI is primarily the result of a 9.4 percent increase in home sales volume coupled with increase in home average selling price, as compared to the same period in 2020.

SUN COMMUNITIES, INC.
Rental Program Summary

The following table reflects certain financial and other information for our Rental Program as of and for the three months ended March 31, 2021 and 2020 (in thousands, except for statistical information):

	Three Months Ended
	March 31, 2021	March 31, 2020	Change	% Change
Financial Information
Revenues
Home rent	$17,022	$15,469	$1,553	10.0%
Site rent	19,117	18,007	1,110	6.2%
Total	36,139	33,476	2,663	8.0%

Expenses
Rental Program operating and maintenance	5,224	4,823	401	8.3%
Rental Program NOI	$30,915	$28,653	$2,262	7.9%

Other Information
Number of sold rental homes	211	234	(23)	(9.8)%
Number of occupied rentals, end of period	11,473	11,431	42	0.4%
Investment in occupied rental homes, end of period	$621,869	$596,319	$25,550	4.3%
Weighted average monthly rental rate, end of period	$1,055	$1,009	$46	4.6%

The Rental Program NOI is included in Real Property NOI. The Rental Program NOI is separately reviewed to assess the overall growth and performance of the Rental Program and its financial impact on the Company's operations.

Rental Program NOI increased $2.3 million, or 7.9 percent, for the three months ended March 31, 2021 as compared to the same period in 2020. The increase is primarily due to an increase in Rental Program revenue of $2.7 million, or 8.0 percent, due to a 4.6 percent increase in the weighted average monthly rental rate and a 0.4 percent increase in the number of occupied rentals.

SUN COMMUNITIES, INC.
Other Items - Statements of Operations(1)

The following table summarizes other income and expenses for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020	Change	% Change
Service, retail, dining and entertainment, net	$5,181	$(1,579)	$6,760	428.1%
Interest income	$2,631	$2,350	$281	12.0%
Brokerage commissions and other, net	$5,960	$3,913	$2,047	52.3%
General and administrative expense	$38,203	$25,349	$12,854	50.7%
Catastrophic event-related charges, net	$2,414	$606	$1,808	298.3%
Business combination expense	$1,232	$—	$1,232	N/A
Depreciation and amortization	$123,304	$83,689	$39,615	47.3%
Loss on extinguishment of debt (see Note 8)	$—	$3,279	$(3,279)	(100.0)%
Interest expense	$39,517	$32,416	$7,101	21.9%
Interest on mandatorily redeemable preferred OP units / equity	$1,036	$1,041	$(5)	(0.5)%
Gain / (loss) on remeasurement of marketable securities (see Note 14)	$3,661	$(28,647)	$32,308	112.8%
Gain / (loss) on foreign currency translation	$25	$(17,479)	$17,504	100.1%
Other expense, net	$(1,099)	$(972)	$(127)	13.1%
Income / (loss) on remeasurement of notes receivable (see Note 4)	$376	$(2,112)	$2,488	117.8%
Income from nonconsolidated affiliates (see Note 6)	$1,171	$52	$1,119	N/M
Income / (loss) on remeasurement of investment in nonconsolidated affiliates (see Note 6)	$104	$(2,191)	$2,295	104.7%
Current tax benefit / (expense) (see Note 12)	$229	$(450)	$679	150.9%
Deferred tax benefit (see Note 12)	$147	$130	$17	N/M
Preferred return to preferred OP units / equity	$2,864	$1,570	$1,294	82.4%
Income attributable to noncontrolling interests	$295	$(962)	$1,257	130.7%
(1) Only items determined by management to be material, of interest, or unique to the periods disclosed above are explained below.
N/M = Percentage change is not meaningful.

Service, retail, dining and entertainment, net - for the three months ended March 31, 2021, increased primarily due to the addition of service revenue from the Safe Harbor acquisition in the fourth quarter of 2020.

Interest income - for the three months ended March 31, 2021, increased primarily due to higher balances on our notes receivable.

Brokerage commissions and other revenues, net - for the three months ended March 31, 2021, increased primarily due to an increase in brokerage commissions as a result of an increase in the number of brokered home sales, as compared to 2020.

General and administrative expenses - for the three months ended March 31, 2021, increased primarily due to an increase in wages and incentives driven by growth in strategic initiatives and acquisition activity as compared to the same period in 2020.

Catastrophic event-related charges, net - for the three months ended March 31, 2021, increased primarily due to fire damages and winter ice storms.

Business combination expenses - for the three months ended March 31, 2021, were incurred as a result of our recent acquisitions of marinas. Refer to Note 3, "Real Estate Acquisitions and Dispositions" of our accompanying Consolidated Financial Statements for additional information.

Depreciation and amortization - for the three months ended March 31, 2021, increased as a result of property acquisitions during 2020 and 2021. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

Loss on extinguishment of debt - for the three months ended March 31, 2021, decreased primarily due to no prepayment penalties related to debt and financing activity as compared to the same period in 2020. Refer to Note 8, "Debt and Lines of Credit," in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.
Interest expense - for the three months ended March 31, 2021, increased primarily due to the addition of debt related to Safe Harbor as compared to the same period in 2020. Refer to Note 8, "Debt and Lines of Credit," of our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on remeasurement of marketable securities - for the three months ended March 31, 2021, was a $3.7 million gain as compared to a $28.6 million loss in the same period in 2020, which represent remeasurement gains from our investment in marketable securities. Refer to Note 14, "Fair Value of Financial Instruments," in our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on foreign currency translation - for the three months ended March 31, 2021, was a $25.0 thousand gain as compared to a $17.5 million loss in the same period in 2020, primarily due to fluctuations in exchange rates on Canadian and Australian denominated currencies.

Income / (loss) on remeasurement of notes receivable - represents the adjustment of our in-house financing notes receivable portfolio, for which we elected the fair value option on January 1, 2020. Refer to Note 4, "Notes and Other Receivables," and Note 14, "Fair Value of Financial Instruments," in our accompanying Consolidated Financial Statements for additional information.

Income / (loss) on remeasurement of investment in nonconsolidated affiliates - represents the adjustment of our equity investment in GTSC, for which we elected the fair value option on January 1, 2020. Refer to Note 6, "Investment in Nonconsolidated Affiliates," in our accompanying Consolidated Financial Statements for additional information.

Preferred return to preferred OP units / equity - for the three months ended March 31, 2021, increased primarily as a result of the volume of preferred OP units issued in conjunction with various acquisitions since 2020. Refer to Note 3, "Real Estate Acquisitions and Dispositions," and Note 9, "Equity and Temporary Equity," of our accompanying Consolidated Financial Statements for additional information.

Income attributable to noncontrolling interests - for the three months ended March 31, 2021, increased as compared to the same period in 2020, primarily due to improved financial performance of the Company and its consolidated VIEs. Refer to Note 7, "Consolidated Variable Interest Entities," in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.
Reconciliation of Net Income / (Loss) Attributable to Sun Communities, Inc. Common Stockholders to FFO

The following table reconciles Net income / (loss) attributable to Sun Communities, Inc. common stockholders to FFO for the three months ended March 31, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2021	March 31, 2020
Net Income / (Loss) Attributable to Sun Communities, Inc. Common Stockholders	$24,782	$(16,086)
Adjustments
Depreciation and amortization	123,076	83,752
Depreciation on nonconsolidated affiliates	30	—
(Gain) / loss on remeasurement of marketable securities	(3,661)	28,647
(Gain) / loss on remeasurement of investment in nonconsolidated affiliates	(104)	2,191
(Gain) / loss on remeasurement of notes receivable	(376)	2,112
Loss attributable to noncontrolling interests	(147)	(882)
Preferred return to preferred OP units	480	874
Gain on disposition of assets, net	(8,155)	(5,562)
FFO Attributable to Sun Communities, Inc. Common Stockholders and Dilutive Convertible Securities(1)	135,925	95,046

Adjustments
Business combination expense and other acquisition related costs(2)	1,953	385
Loss on extinguishment of debt	—	3,279
Catastrophic event-related charges, net	2,414	606
Loss of earnings - catastrophic event-related(3)	200	300
(Gain) / loss on foreign currency translation	(25)	17,479
Other expense, net	716	302
Deferred tax benefits	(147)	(130)
Core FFO Attributable to Sun Communities, Inc. Common Stockholders and Dilutive Convertible Securities(1)	$141,036	$117,267

Weighted average common shares outstanding - basic	107,932	92,410
Add
Common shares dilutive effect: March 2021 forward equity offering	229	—
Common stock issuable upon conversion of stock options	—	1
Restricted stock	191	524
Common OP units	2,596	2,412
Common stock issuable upon conversion of certain preferred OP units	791	1,166
Weighted Average Common Shares Outstanding - Fully Diluted	111,739	96,513

FFO Attributable to Sun Communities, Inc. Common Stockholders and Dilutive Convertible Securities Per Share - Fully Diluted	$1.22	$0.98

Core FFO Attributable to Sun Communities, Inc. Common Stockholders and Dilutive Convertible Securities Per Share - Fully Diluted	$1.26	$1.22
(1)The effect of certain anti-dilutive convertible securities is excluded from these items.
(2)These costs represent the expenses incurred to bring recently acquired properties up to our operating standards, including items such as tree trimming and painting costs that do not meet our capitalization policy.
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

Subject to market conditions, we intend to continue to identify opportunities to expand our development pipeline and acquire existing properties. We finance acquisitions through available cash, secured financing, draws on our lines of credit, the assumption of existing debt on properties and the issuance of equity securities. We will continue to evaluate acquisition opportunities that meet our criteria. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in the accompanying Consolidated Financial Statements for information regarding recent property acquisitions.

We also intend to continue to strengthen our capital and liquidity positions by focusing on our core fundamentals, which are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our liquidity requirements through available cash balances, cash flows generated from operations, draws on our lines of credit, and the use of debt and equity offerings under our shelf registration statement. Refer to Note 8, "Debt and Lines of Credit," and Note 9, "Equity and Temporary Equity," in the accompanying Consolidated Financial Statements for additional information.

Capital Expenditures - MH, RV and Marinas

Our capital expenditures include expansion sites and development construction costs, lot modifications, recurring capital expenditures and rental home purchases.

Expansion and development activities costs of $46.9 million and $60.2 million, were completed for the three months ended March 31, 2021 and 2020, respectively. Expansion and development activities consisted primarily of construction of sites and other costs necessary to complete home site improvements at our MH and RV properties.

Lot modification expenditures were $7.3 million and $7.9 million, for the three months ended March 31, 2021 and 2020, respectively, at our MH and RV properties. These expenditures improve asset quality in our communities and are incurred when an existing home is removed and the site is prepared for a new home (more often than not, a multi-sectional home). These activities, which are mandated by strict manufacturer's installation requirements and state building codes, include items such as new foundations, driveways and utility upgrades.

Recurring capital expenditures at our MH and RV properties were $10.5 million and $5.9 million, for the three months ended March 31, 2021 and 2020, respectively. These expenditures relate to our continued commitment to the upkeep of our MH and RV properties.

Recurring capital expenditures at our marinas were $3.1 million for the three months ended March 31, 2021, and include items such as: dredging, dock repairs and improvements, and equipment maintenance and upgrades.

Growth project expenditures were $18.1 million and $4.4 million, for the three months ended March 31, 2021 and 2020, respectively. Growth projects consist of revenue generating or expense reducing activities at MH communities, RV resorts and marinas. This includes, but is not limited to, utility efficiency and renewable energy projects, site, slip or amenity upgrades such as the addition of a garage, shed or boat lift, and other special capital projects that substantiate an incremental rental increase.

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

SUN COMMUNITIES, INC.
Cash Flow Activities

Our cash flow activities are summarized as follows (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Net Cash Provided by Operating Activities	$220,490	$118,513
Net Cash Used for Investing Activities	$(285,978)	$(169,330)
Net Cash Provided by Financing Activities	$93,002	$411,109
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$19	$(382)

Cash, cash equivalents, and restricted cash increased by approximately $27.5 million from $92.6 million as of December 31, 2020, to $120.2 million as of March 31, 2021.

Operating Activities - Net cash provided by operating activities increased by $102.0 million from $118.5 million for the three months ended March 31, 2020 to $220.5 million for the three months ended March 31, 2021.

Our net cash flows provided by operating activities from continuing operations may be adversely impacted by, among other things: (a) the market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets; (b) lower occupancy and rental rates of our properties; (c) increased operating costs, such as wage and benefit costs, insurance premiums, real estate taxes and utilities, that cannot be passed on to our tenants; (d) decreased sales of manufactured homes; (e) current volatility in economic conditions and the financial markets; and (f) the effects of the COVID-19 pandemic. See "Risk Factors" in Part I, Item 1A of our 2020 Annual Report.

Investing Activities - Net cash used for investing activities was $286.0 million for the three months ended March 31, 2021, compared to $169.3 million for the three months ended March 31, 2020. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

Financing Activities - Net cash provided by financing activities was $93.0 million for the three months ended March 31, 2021, compared to $411.1 million for the three months ended March 31, 2020. Refer to Note 8, "Debt and Lines of Credit," and Note 9, "Equity and Temporary Equity," in our accompanying Consolidated Financial Statements for additional information.

Financial Flexibility

On March 2, 2021, we priced a $1.1 billion underwritten public offering of an aggregate of 8,050,000 shares at a public offering price of $140.00 per share, before underwriting discounts and commissions. The offering consisted of 4,000,000 shares offered directly by us and 4,050,000 shares offered under a forward equity sales agreement (the "March 2021 Forward Equity Offering"). We sold the 4,000,000 shares on March 9, 2021 and received net proceeds of $537.6 million. We may elect to settle the forward sale agreement relating to the remaining 4,050,000 shares upon one or more forward settlement dates no later than March 2022. We may also elect to cash settle or net share settle all or a portion of our obligations under the March 2021 Forward Equity Offering if we conclude it is in our best interest to do so. If we elect to cash settle or net settle the March 2021 Forward Equity Offering, we may not receive any proceeds. If we fully physically settle the March 2021 Forward Equity Offering, we expect to receive net proceeds of approximately $544.3 million.

On September 30, 2020 and October 1, 2020, we entered into two forward sale agreements (the "September 2020 Forward Equity Offering") relating to an underwritten registered public offering of 9,200,000 shares of our common stock at a public offering price of $139.50 per share. The offering closed on October 5, 2020. We did not initially receive any proceeds from the sale of shares of our common stock in the offering. On October 26, 2020, we physically settled the September 2020 Forward Equity Offering (by the delivery of shares of our common stock) and received net proceeds of approximately $1.2 billion. We used approximately $1.1 billion of the net proceeds to fund the cash portion of the Safe Harbor purchase price, and the remainder for working capital and general corporate purposes.

In May 2020, we closed an underwritten registered public offering of 4,968,000 shares of common stock. Proceeds from the offering were $633.1 million after deducting expenses related to the offering. We used the net proceeds of this offering to repay borrowings outstanding under the revolving loan under our senior credit facility.

SUN COMMUNITIES, INC.
In July 2017, we entered into an at the market offering sales agreement (the "Sales Agreement") with certain sales agents (collectively, the "Sales Agents"), whereby we may offer and sell shares of our common stock, having an aggregate offering price of up to $450.0 million, from time to time through the Sales Agents. The Sales Agents are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold under the Sales Agreement. Through March 31, 2021, we have sold shares of our common stock for gross proceeds of $163.8 million under the Sales Agreement. There were no issuances of common stock under the Sales Agreement during the three months ended March 31, 2021 or during the year ended December 31, 2020.

In October 2019, we assumed a term loan facility with Citibank, N.A. ("Citibank"), in the amount of $58.0 million in relation to an acquisition. The term loan has a four-year term ending October 29, 2023, and bears interest at a floating rate based on the Eurodollar rate or Prime rate plus a margin ranging from 1.20 percent to 2.05 percent. The outstanding balance as of March 31, 2021 and December 31, 2020 was $42.5 million and $45.0 million, respectively.

In May 2019, we amended and restated our credit agreement with Citibank and certain other lenders. Pursuant to the credit agreement, we entered into an unsecured senior credit facility with Citibank and certain lenders in the amount of $750.0 million, comprised of a $650.0 million revolving loan, with the ability to use up to $100.0 million for advances in Australian dollars, and a $100.0 million term loan (the "A&R Facility"). The A&R Credit Agreement has a four-year term ending May 21, 2023, which can be extended for two additional six-month periods, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for additional commitments in an amount not to exceed $350.0 million. The funding of these additional commitments is subject to certain conditions, including obtaining the consent of the lenders, some of which are outside of our control. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the A&R Facility may be increased up to $1.1 billion.

The A&R Facility bears interest at a floating rate based on the Eurodollar rate or Bank Bill Swap Bid Rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which margin can range from 1.20 percent to 2.10 percent for the revolving loan and 1.20 percent to 2.05 percent for the term loan. As of March 31, 2021, the margin based on our leverage ratio was 1.20 percent on the revolving loan and 1.20 percent on the term loan. We had $352.9 million of borrowings on the revolving loan and no borrowings on the term loan, respectively, as of March 31, 2021. We had $40.4 million of borrowings on the revolving loan and no borrowings on the term loan, as of December 31, 2020.

The A&R Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit with Citibank, N.A. ("Citibank"), but does reduce the borrowing amount available. At March 31, 2021 and December 31, 2020, we had approximately $2.2 million and $2.1 million of outstanding letters of credit, respectively.

Pursuant to the terms of the A&R Facility, we are subject to various financial and other covenants. As of March 31, 2021, we were in compliance with these covenants and do not anticipate that we will be unable to meet these covenants in the near term as a result of COVID-19's impact on our business. The most restrictive financial covenants for the A&R Facility are as follows:

Covenant	Requirement	As of March 31, 2021
Maximum leverage ratio	<65.0%	27.1%
Minimum fixed charge coverage ratio	>1.40	3.65
Minimum tangible net worth	>$3,731,946	$7,757,794
Maximum dividend payout ratio	<95.0%	58.1%
Maximum variable rate indebtedness	<50.0%	5.4%

On October 30, 2020, in relation to the acquisition of Safe Harbor, we indirectly assumed approximately $829.0 million of Safe Harbor's debt owed to Citizens Bank N.A. ("Citizens"). On December 22, 2020, this facility was amended to, among other things, (a) increase the size of the revolving commitments available to Safe Harbor from $500.0 million to $1.3 billion, subject to borrowing base availability, (b) modify certain provisions relating to the determination of the borrowing base, (c) increase the cap on the incremental borrowing capacity from $350.0 million to $500.0 million, which allows Safe Harbor to request an increase to the revolving commitments and / or to establish additional term loans subject to the higher cap and the satisfaction of certain condition, and (d) modify certain financial covenants. The revolving loan and term loan under the Safe Harbor facility both expire on October 11, 2024. The term loan component of the Safe Harbor Facility can be extended for two additional 12-month periods, subject to the satisfaction of certain conditions set forth in the credit agreement. The revolving commitments do not have an extension option.

SUN COMMUNITIES, INC.
The Safe Harbor Facility bears interest at a floating rate based on an adjusted LIBOR rate or a base rate, plus a margin that is determined based on Safe Harbor's ratio of consolidated funded debt to total asset value, calculated in accordance with the credit agreement, which margin can range from 1.375 percent to 2.250 percent for adjusted LIBOR rate loans and 0.375 percent to 1.250 percent for base rate loans. As of March 31, 2021, based on Safe Harbor's ratio of consolidated funded debt to total asset value, the margin was 2.000 percent on any adjusted LIBOR rate loans and 1.000 percent on any base rate loans. The Safe Harbor Facility is secured by the personal property of Safe Harbor and certain related entities and subsidiaries and a pledge of the equity interests in certain subsidiaries of Safe Harbor and related entities and subsidiaries, subject to customary exceptions. At the lender's option, the Safe Harbor Facility will become immediately due and payable upon an event of default that is continuing under the credit agreement. Safe Harbor had $19.0 million and $500.0 million of borrowings under the revolving loan and term loan respectively, as of March 31, 2021. Safe Harbor had $652.0 million and $500.0 million of borrowings under the revolving loan and term loan respectively, as of December 31, 2020.

The Safe Harbor Facility provides Safe Harbor with the ability to issue letters of credit. Its issuance of letters of credit does not increase its borrowings outstanding under its line of credit with Citizens, but does reduce the borrowing amount available. The balance of the outstanding letters of credit for Safe Harbor was approximately $0.3 million at March 31, 2021 and December 31, 2020.

Pursuant to the terms of the Safe Harbor Facility, we are subject to various financial and other covenants. As of March 31, 2021, we were in compliance with these covenants and do not anticipate that we will be unable to meet these covenants in the near term as a result of COVID-19's impact on our marina business. The most restrictive financial covenants for the Safe Harbor Facility are as follows:

Covenant	Requirement	As of March 31, 2021
Maximum leverage ratio	<60.0%	20.3%
Minimum fixed charge coverage ratio (pre-distribution)	>1.35	4.18
Minimum fixed charge coverage ratio (post-distribution)	>1.00	3.25
Minimum borrowing base coverage ratio	>1.00	2.95

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, expansion and development of properties, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and / or the collateralization of our properties.

We had unrestricted cash on hand as of March 31, 2021 of approximately $105.1 million. As of March 31, 2021, there is approximately $1.7 billion of remaining capacity on the lines of credit under the A&R Facility and the Safe Harbor Facility. At March 31, 2021 we had a total of 260 unencumbered MH and RV properties, of which 61 support the borrowing base for the $750.0 million revolving loan under our A&R Facility and 31 support the borrowing base for a term loan facility. The remaining 168 unencumbered MH and RV properties, with an estimated asset value of approximately $2.8 billion as of March 31, 2021 are available to secure potential mortgage debt. At March 31, 2021 we had a total of 110 unencumbered marinas, of which 108 support the borrowing base for our Safe Harbor Facility.

From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, obtain debt financing or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the MH, RV and marina industries at the time, including the effects of the COVID-19 pandemic, the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those markets could make borrowing more difficult to secure, more expensive, or effectively unavailable. See "Risk Factors" in Part I, Item 1A of our 2020 Annual Report and in Part II, Item 1A of this report. If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of March 31, 2021, our net debt to enterprise value was approximately 19.7 percent (assuming conversion of all common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series C preferred OP units, Series D preferred OP units, Series E preferred OP units, Series F preferred OP units, Series G preferred OP units, Series H preferred OP units, and Series I preferred OP units to shares of common stock). Our debt has a weighted average maturity of approximately 9.5 years and a weighted average interest rate of 3.4 percent.

SUN COMMUNITIES, INC.
Off-Balance Sheet Arrangements

Our off-balance sheet investments include nonconsolidated affiliates. These investments all have varying ownership structures. Substantially all of our nonconsolidated affiliates are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control, over the operating and financial decisions of these joint venture arrangements. Refer to Note 6, "Investment in Nonconsolidated Affiliates," and Note 8, "Debt and Lines of Credit," in the accompanying Consolidated Financial Statements, for additional information on our off-balance sheet investments.

Nonconsolidated Affiliate Indebtedness

GTSC - During September 2019, GTSC entered into a warehouse line of credit with a maximum loan amount of $125.0 million. During September 2020, the maximum amount was increased to $180.0 million. As of March 31, 2021, the aggregate carrying amount of debt, including both our and our partner's share, incurred by GTSC was $180.0 million (of which our proportionate share is $72.0 million). The debt bears interest at a variable rate based on LIBOR plus 1.65 percent per annum and matures on September 15, 2023. Refer to Note 6, "Investment in Nonconsolidated Affiliates," in the accompanying Consolidated Financial Statements for additional information on our nonconsolidated affiliates.

Sungenia JV - During May 2020, Sungenia JV entered into a debt facility agreement with a maximum loan amount of 27.0 million Australian dollars, or $20.5 million converted at the March 31, 2021 exchange rate. As of March 31, 2021, the aggregate carrying amount of debt, including both our and our partners' share, incurred by Sungenia JV was $6.6 million (of which our proportionate share is $3.3 million). The debt bears interest at a variable rate based on Australian BBSY plus 2.05 percent per annum and is available for a minimum of three years. Refer to Note 6, "Investment in Nonconsolidated Affiliates," in the accompanying Consolidated Financial Statements for additional information on our nonconsolidated affiliates.

SUN COMMUNITIES, INC.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains various "forward-looking statements" within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as "forecasts," "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projected," "projections," "plans," "predicts," "potential," "seeks," "anticipates," "anticipated," "should," "could," "may," "will," "designed to," "foreseeable future," "believe," "believes," "scheduled," "guidance," "target" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under "Risk Factors" in our 2020 Annual Report, and in our other filings with the SEC, such risks and uncertainties include, but are not limited to:

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

Our variable rate debt totaled $917.6 million and $583.1 million as of March 31, 2021 and 2020, respectively, and bears interest at Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0 percent, our interest expense would have increased or decreased by approximately $3.0 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively, based on the $1.2 billion and $356.6 million average balances outstanding under our variable rate debt facilities, respectively.

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

At March 31, 2021 and December 31, 2020, our stockholder's equity included $254.5 million and $250.8 million from our Canadian subsidiaries and Australian equity investments, respectively, which represented 4.2 percent and 4.5 percent of total stockholder's equity, respectively. Based on our sensitivity analysis, a 10.0 percent strengthening of the U.S. dollar against the Canadian and Australian dollar would have caused a reduction of $25.5 million and $25.1 million to our total stockholder's equity at March 31, 2021 and December 31, 2020.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at March 31, 2021. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2021.

In October 2020, we completed the acquisition of Safe Harbor and are currently integrating Safe Harbor into our operations, compliance program and internal control processes. Safe Harbor constituted approximately 23 percent of our total assets as of December 31, 2020, including the goodwill and other intangible assets recorded as part of the purchase price allocation, and three percent of our revenues for the year ended December 31, 2020. SEC regulations allow companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition. We have excluded the acquired operation of Safe Harbor from our assessment of our internal control over financial reporting for the three months ended March 31, 2021. As of March 31, 2021, Safe Harbor represented approximately 24 percent of our total assets and 22 percent of our revenues for the quarter ending March 31, 2021.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COMMUNITIES, INC.
PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to "Legal Proceedings" in Part 1 - Item 1 - Note 15, "Commitments and Contingencies," in our accompanying Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part 1, Item 1A., "Risk Factors," in our 2020 Annual Report, which could materially affect our business, financial condition or future results. There have been no material changes to the disclosure on these matters as set forth in such report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Holders of our OP units have converted the following units during the three months ended March 31, 2021:

		Three Months Ended
		March 31, 2021
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)
Common OP units	1.0000	24,912	24,912
Series A-1 preferred OP units	2.4390	4,316	10,525
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.

All of the above shares of common stock were issued in private placements in reliance on Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder, based on certain investments representations made by the parties to whom the securities were issued. No underwriters were used in connection with any of such issuances.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Sun Communities, Inc. Articles of Restatement	Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K filed on February 22, 2018
3.2	Third Amended and Restated Bylaws	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on May 12, 2017
10.1	Employment Agreement dated March 29, 2021 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman#	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on March 31, 2021
10.2	Employment Agreement dated March 29, 2021 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and John B. McLaren#	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on March 31, 2021
10.3	Employment Agreement dated March 29, 2021 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Karen J. Dearing#	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on March 31, 2021
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

#     Management contract or compensatory plan or arrangement

SUN COMMUNITIES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 27, 2021	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)