Form 10-Q
period 2021-06-30
SUN COMMUNITIES INC
filed 2021-07-27
CIK 912593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2021.

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

Number of shares of Common Stock, $0.01 par value per share, outstanding as of July 20, 2021: 115,903,246

SUN COMMUNITIES, INC.
PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	June 30, 2021	December 31, 2020
Assets
Land	$2,412,629	$2,119,364
Land improvements and buildings	8,995,041	8,480,597
Rental homes and improvements	622,397	637,603
Furniture, fixtures and equipment	529,549	447,039
Investment property	12,559,616	11,684,603
Accumulated depreciation	(2,165,564)	(1,968,812)
Investment property, net (including $508,055 and $438,918 for consolidated VIEs at June 30, 2021 and December 31, 2020; see Note 7)	10,394,052	9,715,791
Cash, cash equivalents and restricted cash	119,612	92,641
Marketable securities (see Note 14)	153,049	124,726
Inventory of manufactured homes	43,686	46,643
Notes and other receivables, net	262,333	221,650
Goodwill	448,317	428,833
Other intangible assets, net	295,663	305,611
Other assets, net (including $32,817 and $24,554 for consolidated VIEs at June 30, 2021 and December 31, 2020; see Note 7)	324,278	270,691
Total Assets	$12,040,990	$11,206,586
Liabilities
Secured debt (see Note 8) (including $74,571 and $47,706 for consolidated VIEs at June 30, 2021 and December 31, 2020; see Note 7)	$3,457,734	$3,489,983
Unsecured debt (see Note 8) (including $35,249 and $35,249 for consolidated VIE at June 30, 2021 and December 31, 2020; see Note 7)	853,441	1,267,093
Distributions payable	98,429	86,988
Advanced reservation deposits and rent	290,913	187,730
Accrued expenses and accounts payable	214,200	148,435
Other liabilities (including $44,944 and $21,957 for consolidated VIEs at June 30, 2021 and December 31, 2020; see Note 7)	184,846	134,650
Total Liabilities	5,099,563	5,314,879
Commitments and contingencies (see Note 15)
Temporary equity (see Note 9) (including $27,491 and $28,469 for consolidated VIEs at June 30, 2021 and December 31, 2020; see Note 7)	285,603	264,379
Stockholders' Equity
Common stock, $0.01 par value. Authorized: 180,000 shares; Issued and outstanding: 115,889 June 30, 2021 and 107,626 December 31, 2020	1,159	1,076
Additional paid-in capital	8,163,095	7,087,658
Accumulated other comprehensive income	5,197	3,178
Distributions in excess of accumulated earnings	(1,614,243)	(1,566,636)
Total Sun Communities, Inc. stockholders' equity	6,555,208	5,525,276
Noncontrolling interests
Common and preferred OP units	82,865	85,968
Consolidated VIEs (fully attributable to consolidated VIEs; see Note 7)	17,751	16,084
Total noncontrolling interests	100,616	102,052
Total Stockholders' Equity	6,655,824	5,627,328
Total Liabilities, Temporary Equity and Stockholders' Equity	$12,040,990	$11,206,586

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues
Real property	$405,905	$251,127	$736,518	$509,476
Home sales	81,848	38,530	134,047	79,117
Service, retail, dining and entertainment	106,452	7,700	157,064	12,803
Interest	2,719	2,635	5,350	4,985
Brokerage commissions and other, net	6,939	3,274	12,899	7,187
Total Revenues	603,863	303,266	1,045,878	613,568
Expenses
Property operating and maintenance	129,961	70,804	233,514	140,638
Real estate tax	23,202	17,723	45,610	34,899
Home costs and selling	58,763	32,051	100,353	66,090
Service, retail, dining and entertainment	78,585	7,242	124,016	13,924
General and administrative	45,127	26,527	83,330	51,876
Catastrophic event-related charges, net	355	(566)	2,769	40
Business combination, net	(201)	—	1,031	—
Depreciation and amortization	126,423	87,265	249,727	170,954
Loss on extinguishment of debt (see Note 8)	8,108	1,930	8,108	5,209
Interest	37,681	31,428	77,198	63,844
Interest on mandatorily redeemable preferred OP units / equity	1,041	1,042	2,077	2,083
Total Expenses	509,045	275,446	927,733	549,557
Income Before Other Items	94,818	27,820	118,145	64,011
Gain / (loss) on remeasurement of marketable securities (see Note 14)	27,494	24,519	31,155	(4,128)
Gain / (loss) on foreign currency translation	(264)	10,374	(239)	(7,105)
Other expense, net	(660)	(821)	(1,759)	(1,793)
Gain / (loss) on remeasurement of notes receivable (see Note 4)	93	246	469	(1,866)
Income from nonconsolidated affiliates (see Note 6)	794	92	1,965	144
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates (see Note 6)	(115)	1,132	(11)	(1,059)
Current tax expense (see Note 12)	(1,245)	(119)	(1,016)	(569)
Deferred tax benefit / (expense) (see Note 12)	(66)	112	81	242
Net Income	120,849	63,355	148,790	47,877
Less: Preferred return to preferred OP units / equity	3,035	1,584	5,899	3,154
Less: Income attributable to noncontrolling interests	7,044	2,861	7,339	1,899
Net Income Attributable to Sun Communities, Inc. Common Stockholders	$110,770	$58,910	$135,552	$42,824

Weighted average common shares outstanding - basic	112,082	95,859	110,007	94,134
Weighted average common shares outstanding - diluted	112,082	95,860	112,593	94,525

Basic earnings per share (see Note 13)	$0.98	$0.61	$1.22	$0.45
Diluted earnings per share (see Note 13)	$0.98	$0.61	$1.22	$0.45

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net Income	$120,849	$63,355	$148,790	$47,877
Foreign currency translation gain / (loss) adjustment	1,220	3,872	2,115	(3,428)
Total Comprehensive Income	122,069	67,227	150,905	44,449
Less: Comprehensive income attributable to noncontrolling interests	(7,100)	(2,883)	(7,435)	(1,615)
Comprehensive Income attributable to Sun Communities, Inc.	$114,969	$64,344	$143,470	$42,834

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF EQUITY
(In thousands) (Unaudited)

	Temporary Equity	Stockholders' Equity
		Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Stockholders' Equity	Total Equity
Balance at December 31, 2020	$264,379	$1,076	$7,087,658	$(1,566,636)	$3,178	$102,052	$5,627,328	$5,891,707
Issuance of common stock and common OP units, net	—	42	522,222	—	—	—	522,264	522,264
Conversion of OP units	—	—	1,150	—	—	(1,150)	—	—
Other redeemable non-controlling interests	52	—	—	(52)	—	—	(52)	—
Share-based compensation - amortization and forfeitures	—	—	7,118	62	—	—	7,180	7,180
Foreign currency translation	—	—	—	—	855	40	895	895
Net income / (loss)	(1,568)	—	—	27,647	—	1,862	29,509	27,941
Distributions	(1,804)	—	—	(92,823)	—	(3,260)	(96,083)	(97,887)
Other	—	—	(20)	758	—	(141)	597	597
Balance at March 31, 2021	$261,059	$1,118	$7,618,128	$(1,631,044)	$4,033	$99,403	$6,091,638	$6,352,697
Issuance of common stock and common OP units, net	—	40	537,557	—	—	—	537,597	537,597
Conversion of OP units	—	1	296	—	—	(297)	—	—
Other redeemable non-controlling interests	53	—	—	(53)	—	—	(53)	—
Share-based compensation - amortization and forfeitures	—	—	7,099	74	—	—	7,173	7,173
Issuance of Series J preferred OP units	24,000	—	—	—	—	—	—	24,000
Foreign currency translation	—	—	—	—	1,164	56	1,220	1,220
Net income	2,448	—	—	113,804	—	4,597	118,401	120,849
Distributions	(1,957)	—	—	(96,188)	—	(3,143)	(99,331)	(101,288)
Other	—	—	15	(836)	—	—	(821)	(821)
Balance at June 30, 2021	$285,603	$1,159	$8,163,095	$(1,614,243)	$5,197	$100,616	$6,655,824	$6,941,427

SUN COMMUNITIES, INC.

		Stockholders' Equity
	Temporary Equity	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Stockholders' Equity	Total Equity
Balance at December 31, 2019	$78,004	$932	$5,213,264	$(1,393,141)	$(1,331)	$56,228	$3,875,952	$3,953,956
Issuance of common stock and common OP units, net	—	1	(7,141)	—	—	—	(7,140)	(7,140)
Conversion of OP units	—	—	446	—	—	(446)	—	—
Other redeemable non-controlling interests	98	—	—	(85)	—	—	(85)	13
Share-based compensation - amortization and forfeitures	—	—	4,928	93	—	—	5,021	5,021
Issuance of Series E preferred OP units	—	—	181	—	—	8,819	9,000	9,000
Foreign currency translation	—	—	—	—	(6,994)	(306)	(7,300)	(7,300)
Remeasurement of notes receivable and equity method investment	—	—	—	1,953	—	—	1,953	1,953
Net income / (loss)	(1,195)	—	—	(14,514)	—	231	(14,283)	(15,478)
Distributions	(457)	—	—	(73,730)	—	(2,918)	(76,648)	(77,105)
Balance at March 31, 2020	$76,450	$933	$5,211,678	$(1,479,424)	$(8,325)	$61,608	$3,786,470	$3,862,920
Issuance of common stock and common OP units, net	—	49	628,506	—	—	10,114	638,669	638,669
Conversion of OP units	—	1	130	—	—	(131)	—	—
Other redeemable non-controlling interests	(641)	—	—	(67)	—	—	(67)	(708)
Issuance of Series F preferred OP units	8,965	—	—	—	—	—	—	8,965
Share-based compensation - amortization and forfeitures	—	—	7,284	92	—	—	7,376	7,376
Foreign currency translation	—	—	—	—	3,850	22	3,872	3,872
Net income / (loss)	(300)	—	—	60,492	—	3,163	63,655	63,355
Distributions	(492)	—	—	(77,635)	—	(2,971)	(80,606)	(81,098)
Balance at June 30, 2020	$83,982	$983	$5,847,598	$(1,496,542)	$(4,475)	$71,805	$4,419,369	$4,503,351

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
Operating Activities
Net Cash Provided By Operating Activities	$470,708	$302,027
Investing Activities
Investment in properties	(300,430)	(268,708)
Acquisitions of properties, net of cash acquired	(593,336)	(78,869)
Proceeds from dispositions of assets and depreciated homes, net	42,731	24,459
Issuance of notes and other receivables	(12,773)	(25,044)
Repayments of notes and other receivables	2,840	1,719
Investments in nonconsolidated affiliates	(11,200)	(23,743)
Distributions from nonconsolidated affiliates	6,682	2,070
Net Cash Used For Investing Activities	(865,486)	(368,116)
Financing Activities
Issuance of common stock, OP units and preferred OP units, net	1,059,861	621,415
Borrowings on lines of credit	1,797,612	1,217,289
Payments on lines of credit	(2,801,742)	(1,279,468)
Proceeds from issuance of other debt	598,990	230,000
Payments on other debt	(34,911)	(208,592)
Fees paid in connection with extinguishment of debt	(195)	(6,226)
Distributions to stockholders, OP unit holders and preferred OP unit holders	(187,795)	(150,422)
Payments for deferred financing costs	(10,338)	(3,331)
Net Cash Provided By Financing Activities	421,482	420,665
Effect of exchange rate changes on cash, cash equivalents and restricted cash	267	(192)
Net change in cash, cash equivalents and restricted cash	26,971	354,384
Cash, cash equivalents and restricted cash, beginning of period	92,641	34,830
Cash, Cash Equivalents and Restricted Cash, End of Period	$119,612	$389,214

	Six Months Ended
	June 30, 2021	June 30, 2020
Supplemental Information
Cash paid for interest (net of capitalized interest of $2,392 and $4,561 respectively)	$77,740	$65,822
Cash paid for interest on mandatorily redeemable debt	$2,077	$2,083
Cash paid for income taxes	$1,137	$441
Noncash investing and financing activities
Change in distributions declared and outstanding	$11,380	$7,781
Conversion of common and preferred OP units	$1,447	$577
Asset held for sale	$14,921	$5,770
Noncash investing and financing activities at the date of acquisition
Acquisitions - Common stock and OP units issued	$—	$10,114
Acquisitions - Series E preferred interest	$—	$9,000
Acquisitions - Series F preferred interest	$—	$9,000
Acquisitions - Series J preferred interest	$24,000	$—
Acquisitions - Contingent consideration liability	$3,439	$—

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

During the three months ended March 31, 2021, we changed our organizational structure from a two-segment to a three-segment structure as a result of the recent acquisition of Safe Harbor and its internal organization. The new structure reflects how the chief operating decision maker manages the business, makes operating decisions, allocates resources and evaluates operating performance. Beginning with the three months ended March 31, 2021, we report our financial results consistent with our newly realigned operating segments. All prior period amounts are recast to conform to the way we internally manage our business and monitor segment performance. Certain reclassifications have been made to the prior period financial statements and related notes in order to conform to the current period presentation. The most significant changes were the combining of rental home revenue with real property revenue, the combining of rental home operating and maintenance expenses with property operating expenses, and the combining of home selling expenses with cost of home sales. Vacation rental home rent has been reclassified from ancillary income into real property. In addition, ancillary revenues and expenses have been renamed service, retail, dining & entertainment. There was no impact to prior period net income, stockholders equity or cash flows for any of the reclassifications.

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

Our three reportable segments are: (i) Manufactured home ("MH") communities, (ii) Recreational vehicle ("RV") resorts and (iii) Marinas.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
2. Revenue

The following tables detail our revenue by major source (in thousands):

	Three Months Ended
	June 30, 2021				June 30, 2020(1)
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Revenues
Real property	$199,948	$132,463	$73,494	$405,905	$181,713	$69,414	N/A	$251,127
Home sales	69,922	11,926	—	81,848	35,074	3,456	N/A	38,530
Service, retail, dining and entertainment	1,850	22,364	82,238	106,452	1,074	6,626	N/A	7,700
Interest	2,084	621	14	2,719	2,140	495	N/A	2,635
Brokerage commissions and other, net	3,338	3,600	1	6,939	1,605	1,669	N/A	3,274
Total Revenues	$277,142	$170,974	$155,747	$603,863	$221,606	$81,660	N/A	$303,266
(1) Recast to reflect segment changes.

	Six Months Ended
	June 30, 2021				June 30, 2020(1)
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Revenues
Real property	$398,722	$213,068	$124,728	$736,518	$365,039	$144,437	N/A	$509,476
Home sales	115,254	18,793	—	134,047	70,857	8,260	N/A	79,117
Service, retail, dining and entertainment	3,714	26,758	126,592	157,064	3,126	9,677	N/A	12,803
Interest	4,170	1,158	22	5,350	4,138	847	N/A	4,985
Brokerage commissions and other, net	6,151	6,202	546	12,899	3,730	3,457	N/A	7,187
Total Revenues	$528,011	$265,979	$251,888	$1,045,878	$446,890	$166,678	N/A	$613,568
(1) Recast to reflect segment changes.

Our revenue consists of Real property revenue at our MH, RV and marina properties, revenue from Home sales, Service, retail, dining and entertainment revenue, Interest income, and Brokerage commissions and other revenue.

The majority of our revenue is derived from site and home leases, and wet slip and dry storage space leases that are accounted for pursuant to ASC 842, "Leases." We account for all revenue from contracts with customers following ASC 606, "Revenue from Contracts with Customers" except for those that are within the scope of other topics in the FASB ASC. For additional information, refer to Note 1, "Significant Accounting Policies," in our 2020 Annual Report.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
3.      Real Estate Acquisitions and Dispositions

2021 Acquisitions

During the six months ended June 30, 2021, we acquired the following communities, resorts and marinas:

Community Name	Type	Sites, Wet Slips and Dry Storage Spaces	State / Province	Month Acquired
Sun Outdoors Association Island	RV: asset acquisition	294	NY	January
Blue Water Beach Resort	RV: asset acquisition	177	UT	February
Tranquility MHC	MH: asset acquisition	25	FL	February
Islamorada and Angler House(1)	Marina: asset acquisition	251	FL	February
Prime Martha's Vineyard(1)	Marina: asset acquisition	390	MA	March
Pleasant Beach Campground	RV: asset acquisition	102	ON, Canada	March
Cherrystone Family Camping Resort	RV: asset acquisition	669	VA	March
Beachwood Resort	RV: asset acquisition	672	WA	March
ThemeWorld RV Resort	RV: asset acquisition	148	FL	April
Sylvan Glen Estates(2)	MH: asset acquisition	476	MI	April
Shelter Island Boatyard	Marina: asset acquisition	55	CA	May
Lauderdale Marine Center	Marina: asset acquisition	202	FL	May
Apponaug Harbor(3)	Marina: asset acquisition	378	RI	June
Cabrillo Isle(4)	Marina: business combination	483	CA	June
Marathon Marina	Marina: asset acquisition	147	FL	June
	Total	4,469
(1) Includes two marinas.
(2) In conjunction with the acquisition, we issued 240,000 Series J preferred OP units. As of June 30, 2021, 240,000 Series J preferred OP units were outstanding.
(3) Combined with an existing adjacent marina.
(4) Acquired in connection with Safe Harbor Marinas acquisition. Transfer of the marinas was contingent on receiving third party consent.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table summarizes the amount of assets acquired, net of liabilities assumed at the acquisition date and the consideration paid for the MH community, RV resort and marina acquisitions completed during the six months ended June 30, 2021 (in thousands):

	At Acquisition Date					Consideration
	Investment in property	Inventory of manufactured homes, boat parts and retail related items	In-place leases, goodwill and other intangible assets	Other assets / (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Temporary and permanent equity	Total consideration
Asset Acquisition
Sun Outdoors Association Island	$14,965	$—	$41	$(248)	$14,758	$14,758	$—	$14,758
Blue Water Beach Resort	9,000	—	—	(151)	8,849	8,849	—	8,849
Tranquility MHC	1,250	—	—	(1)	1,249	1,249	—	1,249
Islamorada and Angler House(1)	18,001	22	269	(317)	17,975	17,975	—	17,975
Prime Martha's Vineyard(1)	22,258	138	127	(573)	21,950	21,950	—	21,950
Pleasant Beach Campground	1,531	—	57	1	1,589	1,589	—	1,589
Cherrystone Family Camping Resort	59,669	—	231	(2,029)	57,871	57,871	—	57,871
Beachwood Resort	14,004	—	211	(7,616)	6,599	6,599	—	6,599
ThemeWorld RV Resort	25,000	—	—	(104)	24,896	24,896	—	24,896
Sylvan Glen Estates	23,469	20	531	(269)	23,751	(249)	24,000	23,751
Shelter Island Boatyard	9,520	132	402	(85)	9,969	9,969	—	9,969
Lauderdale Marine Center	336,992	—	3,282	958	341,232	341,232	—	341,232
Apponaug Harbor	6,540	—	89	(689)	5,940	5,940	—	5,940
Marathon Marina	19,129	19	261	(227)	19,182	19,182	—	19,182
Business Combination(2)
Cabrillo Isle	37,647	—	10,073	(703)	47,017	47,017	—	47,017
Total	$598,975	$331	$15,574	$(12,053)	$602,827	$578,827	$24,000	$602,827
(1) Includes two marinas.
(2) Refer to Note 5, "Goodwill and Other Intangibles Assets," for additional detail on goodwill and other intangible assets.

As of June 30, 2021, we have incurred and capitalized $5.6 million of transaction costs which have been capitalized and allocated among the various fixed asset categories for purchases that meet the asset acquisition criteria. As of June 30, 2021, we also incurred $1.0 million of business combination expenses which are expensed for purchases deemed to be business combinations.

The following unaudited pro forma financial information presents the results of our operations for the three and six months ended June 30, 2021 and 2020, as if the properties combined in 2021 had been acquired on January 1, 2020. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees and purchase accounting.

The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisition been consummated on January 1, 2020 (in thousands, except per-share data):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Total revenues	$605,163	$304,552	$1,048,426	$616,121
Net income attributable to Sun Communities, Inc. common stockholders	$111,075	$59,421	$136,258	$43,782
Net income per share attributable to Sun Communities, Inc. common stockholders - basic	$0.99	$0.62	$1.24	$0.47
Net income per share attributable to Sun Communities, Inc. common stockholders - diluted	$0.99	$0.62	$1.24	$0.46

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Real Estate Held-For-Sale

We periodically classify real estate assets as "held-for-sale." An asset is classified as held-for-sale after an active program to sell an asset has commenced and when the sale is probable. Within "Other Assets, net" on the Consolidated Balance Sheets is approximately $14.9 million of real estate held-for-sale as of June 30, 2021.

Refer to Note 18, "Subsequent Events," for information regarding real estate acquisitions and dispositions completed after June 30, 2021.

2020 Acquisitions and dispositions

For the year ended December 31, 2020, we acquired the following communities, resorts and marinas.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table summarizes the amounts of assets acquired, net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed in 2020 (in thousands):

	At Acquisition Date					Consideration
	Investment in property	Inventory of manufactured homes, boat parts and retail related items	Goodwill, In-place leases and other intangible assets	Other assets / (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Debt assumed	Temporary and permanent equity	Total consideration
Asset Acquisition
Cape Cod	$13,350	$—	$150	$(295)	$13,205	$4,205	$—	$9,000	$13,205
Jellystone Natural Bridge	11,364	—	80	(391)	11,053	11,053	—	—	11,053
Forest Springs	51,949	1,337	2,160	(107)	55,339	36,260	—	19,079	55,339
Crown Villa	16,792	—	—	(230)	16,562	16,562	—	—	16,562
Flamingo Lake	34,000	—	—	(155)	33,845	33,845	—	—	33,845
Woodsmoke	25,120	40	840	(461)	25,539	25,539	—	—	25,539
Jellystone Lone Star	21,000	—	—	(703)	20,297	20,297	—	—	20,297
El Capitan & Ocean Mesa	69,690	—	—	(10,321)	59,369	32,108	—	27,261	59,369
Highland Green Estates & Troy Villa	60,988	1,679	2,030	(15)	64,682	64,682	—	—	64,682
Gig Harbor	15,250	—	—	(22)	15,228	15,228	—	—	15,228
Maine MH Portfolio	79,890	—	1,359	30	81,279	72,479	8,800	—	81,279
Mears Annapolis	24,354	—	6,922	(546)	30,730	30,730	—	—	30,730
Wickford	3,468	—	42	(121)	3,389	3,389	—	—	3,389
Rockland	15,082	348	101	(368)	15,163	15,163	—	—	15,163
Mouse Mountain	15,221	—	279	(4)	15,496	15,496	—	—	15,496
Lakeview Mobile Estates	22,917	195	638	(72)	23,678	23,678	—	—	23,678
Shenandoah Acres	16,166	—	834	(197)	16,803	16,803	—	—	16,803
Jellystone at Barton Lake	23,462	—	538	(397)	23,603	23,603	—	—	23,603
Kittatinny Portfolio	16,220	—	30	29	16,279	16,279	—	—	16,279
Business Combination(1)
Safe Harbor Marinas	1,643,879	5,700	418,033	(26,831)	2,040,781	1,141,797	829,000	69,984	2,040,781
Hideaway Bay	26,218	23	7,242	(1,077)	32,406	32,406	—	—	32,406
Anacapa Isle	10,924	—	3,146	60	14,130	14,130	—	—	14,130
Rybovich Portfolio(2)	122,064	620	249,840	(37)	372,487	258,123	—	114,364	372,487
Total	$2,339,368	$9,942	$694,264	$(42,231)	$3,001,343	$1,923,855	$837,800	$239,688	$3,001,343
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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Dispositions

Real estate held-for-sale of $32.1 million as of December 31, 2020, was reclassified from Other assets, net to various line items on the Consolidated Balance Sheets during the three months ended March 31, 2021, as the sale of those assets was no longer probable. As of March 31, 2021, the primary reclassifications were $34.5 million of assets within Investment property, net and $3.8 million within Other liabilities on the Consolidated Balance Sheets.

On July 1, 2020, we sold a manufactured housing community located in Montana, containing 226 sites, for $12.6 million. The gain from the sale of the property was approximately $5.6 million.

4.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	June 30, 2021	December 31, 2020
Installment notes receivable on manufactured homes, net	$82,506	$85,866
Notes receivable from real estate developers	61,955	52,638
Other receivables, net	117,872	83,146
Total Notes and Other Receivables, net	$262,333	$221,650

Installment Notes Receivable on Manufactured Homes

Installment notes receivable are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC Topic 820 "Fair Value Measurements and Disclosures." The balances of installment notes receivable of $82.5 million (net of fair value adjustment of $0.8 million) and $85.9 million (net of fair value adjustment of $1.3 million) as of June 30, 2021 and December 31, 2020, respectively, are collateralized by manufactured homes. The notes represent financing to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes had a net weighted average interest rate (net of servicing costs) and maturity of 7.7 percent and 14.9 years as of June 30, 2021, and 7.8 percent and 15.2 years as of December 31, 2020, respectively. Refer to Note 14, "Fair Value of Financial Instruments," for additional detail.

The change in the aggregate balance of the installment notes receivable is as follows (in thousands):

	Six Months Ended	Year Ended
	June 30, 2021	December 31, 2020
Beginning balance of gross installment notes receivable	$87,142	$96,225
Financed sale of manufactured homes	3,933	5,014
Adjustment for notes receivable related to assets held for sale	45	(477)
Principal payments and payoffs from our customers	(6,177)	(8,977)
Principal reduction from repossessed homes	(1,627)	(4,643)
Ending balance of gross installment notes receivable	83,316	87,142

Beginning balance of allowance for losses on installment notes receivables	—	(645)
Initial fair value option adjustment	—	645
Ending balance of allowance for losses on installment notes receivables	—	—

Beginning balance of fair value adjustments on gross installment notes receivable	(1,276)	—
Initial fair value option adjustment	—	991
Adjustment for notes receivable related to assets held for sale	(3)	7
Fair value adjustment	469	(2,274)
Fair value adjustments on gross installment notes receivable	(810)	(1,276)

Ending balance of installment notes receivable, net	$82,506	$85,866

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Notes Receivable from Real Estate Developers

Notes receivable from real estate developers are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC Topic 820 "Fair Value Measurements and Disclosures." As of June 30, 2021 and December 31, 2020, the notes receivable balances of $62.0 million and $52.6 million, respectively are primarily comprised of construction loans provided to real estate developers. The notes receivable from real estate developers have a net weighted average interest rate and maturity of 6.3 percent and 1.4 years as of June 30, 2021, and 6.2 percent and 1.8 years as of December 31, 2020, respectively. As of June 30, 2021, real estate developers collectively have $11.6 million of undrawn funds on their loans. There were no material adjustments to the fair value of notes receivable from the real estate developers for the six months ended June 30, 2021 and 2020. Refer to Note 14, "Fair Value of Financial Instruments."

Other Receivables, net

As of June 30, 2021, other receivables were comprised of amounts due from: home sale proceeds of $47.8 million, marina customers for storage service and lease payments of $28.3 million (net of allowance of $1.7 million), insurance receivables of $11.2 million, residents for rent, utility charges, fees and other pass through charges of $10.1 million (net of allowance of $5.8 million) and other receivables of $20.5 million. As of December 31, 2020, other receivables were comprised of amounts due from: home sale proceeds of $23.6 million, marina customers for storage services and lease payments of $19.2 million (net of allowance of $1.4 million), insurance receivables of $13.6 million, residents for rent, utility charges, fees and other pass through charges of $7.1 million (net of allowance of $7.2 million) and other receivables of $19.6 million.

In June 2020, we made a convertible secured loan to Rezplot Systems LLC, a nonconsolidated affiliate in which we have a 50 percent ownership interest. The note allows for a principal amount of up to $10.0 million to be drawn down over a period of three years, bears an interest rate of 3.0 percent and is secured by all the assets of Rezplot Systems LLC. The outstanding balances were $5.6 million and $2.0 million as of June 30, 2021 and December 31, 2020, respectively, and are included in the Notes and other receivables, net line item on the Consolidated Balance Sheets. Refer to Note 6, "Investment in Nonconsolidated Affiliates," for additional information on Rezplot Systems LLC.

5.    Goodwill and Other Intangibles Assets

Our intangible assets include goodwill, in-place leases, non-competition agreements, trademarks and trade names, customer relationships, and franchise agreements and other intangible assets. These intangible assets are recorded in Goodwill, and Other intangible assets, net on the Consolidated Balance Sheets.

The gross carrying amounts and accumulated amortization of our intangible assets are as follows (in thousands):

		June 30, 2021		December 31, 2020
Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	Indefinite	$448,317	N/A	$428,833	N/A
In-place leases(1)	Expected term	155,075	(109,559)	145,531	(92,327)
Non-competition agreements	5 years	10,000	(1,000)	10,000	—
Trademarks and trade names	Various(2)	116,500	(417)	116,500	—
Customer relationships	7 - 10 years	107,958	(6,691)	108,000	(2,371)
Franchise agreements and other intangible assets	5.5 - 20 years	28,355	(4,558)	23,856	(3,578)
Total		$866,205	$(122,225)	$832,720	$(98,276)
(1)In-place leases as of June 30, 2021 include amounts related to certain assets previously held-for-sale, and included in Other assets, net, as of year ended December 31, 2020. Assets previously classified as held-for-sale were reclassified to held for investment as of January 1, 2021.
(2)All trademarks and trade names have an indefinite useful life except for one that has a three year useful life as of the acquisition date.

Goodwill impairment

Upon review of the qualitative factors in accordance with ASC 350-20, "Goodwill and Other," we determined that no impairment indicators existed as of June 30, 2021 and December 31, 2020. As a result, there was no impairment of goodwill during the six months ended June 30, 2021.

Goodwill was preliminary as of December 31, 2020, subject to revisions based on purchase price allocations for the Safe Harbor and Rybovich business combination acquisitions which are reflected in the revised goodwill balance at June 30, 2021. There was an incremental acquisition during the quarter ended June 30, 2021 which resulted in additional goodwill.

Other intangible assets, net

Amortization expenses related to the Other intangible assets are as follows (in thousands):

	Three Months Ended		Six Months Ended
Intangible Asset Amortization Expense	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
In-place leases	$6,977	$3,580	$16,793	$7,031
Non-competition agreements	500	—	1,000	—
Trademarks and trade names	209	—	417	—
Customer relationships	2,709	—	4,320	—
Franchise fees and other intangible assets	492	204	982	409
Total	$10,887	$3,784	$23,512	$7,440

We anticipate amortization expense for Other intangible assets to be as follows for the next five years (in thousands):

	Remainder 2021	2022	2023	2024	2025
In-place leases	$10,418	$12,216	$8,730	$5,836	$4,996
Non-competition agreements	1,000	2,000	2,000	2,000	2,000
Trademarks and trade names	417	833	833	—	—
Customer relationships	5,418	10,837	10,837	10,837	10,837
Franchise agreements and other intangible assets	993	1,986	1,957	1,893	1,872
Total	$18,246	$27,872	$24,357	$20,566	$19,705

6.      Investment in Nonconsolidated Affiliates

Investments in joint ventures that are not consolidated, nor recorded at cost, are accounted for using the equity method of accounting as prescribed in ASC Topic 323, "Investments - Equity Method and Joint Ventures." Investments in nonconsolidated affiliates are recorded within Other assets, net on the Consolidated Balance Sheets. Equity income and loss are recorded in the Income from nonconsolidated affiliates line item on the Consolidated Statements of Operations.

RezPlot Systems LLC ("Rezplot")
At June 30, 2021 and December 31, 2020, we had a 50 percent ownership interest in RezPlot, a RV reservation software technology company, which interest we acquired in January 2019.

Sungenia joint venture ("Sungenia JV")
At June 30, 2021 and December 31, 2020, we had a 50 percent ownership interest in Sungenia JV, a joint venture formed between us and Ingenia Communities Group in November 2018, to establish and grow a manufactured housing community development program in Australia.

GTSC LLC ("GTSC")
At June 30, 2021 and December 31, 2020, we had a 40 percent ownership interest in GTSC, which engages in acquiring, holding and selling loans secured, directly or indirectly, by manufactured homes located in our communities.

Origen Financial Services, LLC ("OFS")
At June 30, 2021 and December 31, 2020, we had a 22.9 percent ownership interest in OFS, an end-to-end online resident screening and document management suite.

SV Lift, LLC ("SV Lift")
At June 30, 2021 and December 31, 2020, we had a 50 percent ownership interest in SV Lift, which owns, operates and leases an aircraft.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The investment balance in each nonconsolidated affiliate is as follows (in thousands):

	Six Months Ended	Year Ended
Investment	June 30, 2021	December 31, 2020
Investment in RezPlot	$2,091	$3,047
Investment in Sungenia JV	27,071	26,890
Investment in GTSC	29,677	25,495
Investment in OFS	278	152
Investment in SV Lift	3,203	3,490
Total	$62,320	$59,074

The income / (loss) from each nonconsolidated affiliate is as follows (in thousands):

	Three Months Ended		Six Months Ended
Income / (Loss) from Nonconsolidated Affiliates	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
RezPlot equity loss	$(469)	$(654)	$(956)	$(1,154)
Sungenia JV equity income	75	262	809	147
GTSC equity income	1,416	700	2,597	1,460
OFS equity income	97	42	126	80
SV Lift equity loss	(325)	(258)	(611)	(389)
Total Income from Nonconsolidated Affiliates	$794	$92	$1,965	$144

The change in the GTSC investment balance is as follows (in thousands):

	Six Months Ended	Year Ended
	June 30, 2021	December 31, 2020
Beginning balance	$25,495	$18,488
Initial fair value option adjustment	—	317
Contributions	10,876	19,030
Distributions	(9,280)	(14,676)
Equity earnings	2,597	3,944
Fair value adjustment	(11)	(1,608)
Ending Balance	$29,677	$25,495

The change in the Sungenia JV investment balance is as follows (in thousands):

	Six Months Ended	Year Ended
	June 30, 2021	December 31, 2020
Beginning balance	$26,890	$11,995
Cumulative translation adjustment	(628)	2,180
Contributions	—	12,377
Equity earnings	809	338
Ending Balance	$27,071	$26,890

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7.      Consolidated Variable Interest Entities

The Operating Partnership
We consolidate the Operating Partnership under the guidance set forth in ASC 810 "Consolidation." We evaluated whether Operating Partnership met the criteria for classification as variable interest entity ("VIE") or, alternatively, voting interest entity and concluded that the Operating Partnership met the criteria of a VIE. Our significant asset is our investment in the Operating Partnership, and consequently, substantially all of our assets and liabilities represent those assets and liabilities of the Operating Partnership. We are the sole general partner and generally have the power to manage and have complete control over the Operating Partnership and the obligation to absorb its losses or the right to receive its benefits.

Sun NG RV Resorts LLC ("Sun NG Resorts"); Rudgate Village SPE, LLC, Rudgate Clinton SPE, LLC, and Rudgate Clinton Estates SPE, LLC (collectively, "Rudgate"); Sun NG Whitewater RV Resorts LLC; FPG Sun Menifee 80 LLC, SHM South Fork JV, LLC
We consolidate Sun NG Resorts, Rudgate, Sun NG Whitewater RV Resorts LLC, FPG Sun Menifee 80 LLC and SHM South Fork JV, LLC under the guidance set forth in ASC Topic 810 "Consolidation." We concluded that each entity is a VIE where we are the primary beneficiary, as we have the power to direct the significant activities of, and absorb the significant losses and receive the significant benefits from each entity. Refer to Note 8, "Debt and Line of Credit," for additional information on Sun NG Resorts and Note 9, "Equity and Temporary Equity," for additional information on Sun NG Resorts, Sun NG Whitewater RV Resorts LLC, FPG Sun Menifee 80 LLC and SHM South Fork JV, LLC.

The following table summarizes the assets and liabilities of Sun NG Resorts, Rudgate, Sun NG Whitewater RV Resorts LLC, FPG Sun Menifee 80 LLC and SHM South Fork JV, LLC included in our Consolidated Balance Sheets after eliminations (in thousands):

	June 30, 2021	December 31, 2020
Assets
Investment property, net	$508,055	$438,918
Other assets, net	32,817	24,554
Total Assets	$540,872	$463,472

Liabilities and Other Equity
Secured debt	$74,571	$47,706
Unsecured debt	35,249	35,249
Other liabilities	44,944	21,957
Total Liabilities	154,764	104,912
Temporary equity	27,491	28,469
Noncontrolling interests (including SHM South Fork JV, LLC)	17,751	16,084
Total Liabilities and Other Equity	$200,006	$149,465

Investment property, net and Other assets, net related to the consolidated VIEs, with the exception of the Operating Partnership, comprised approximately 4.5 percent and 4.1 percent of our consolidated total assets at June 30, 2021 and December 31, 2020, respectively. Secured debt, Unsecured debt and Other liabilities comprised 3.0 percent and 2.0 percent of our consolidated total liabilities at June 30, 2021 and December 31, 2020, respectively. Equity Interests and Noncontrolling interests related to the consolidated VIEs, on an absolute basis, comprised less than 1.0 percent of our consolidated total equity at June 30, 2021 and December 31, 2020, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

8.      Debt and Line of Credit

The following table sets forth certain information regarding debt including premiums, discounts and deferred financing costs (in thousands except statistical information):

	Carrying Amount		Weighted Average Years to Maturity		Weighted Average Interest Rates
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Secured Debt
Mortgage term loans - Life Companies	$1,642,185	$1,658,239	15.8	16.3	3.991%	3.990%
Mortgage term loans - FNMA	1,146,146	1,150,924	8.6	9.1	3.226%	3.230%
Mortgage term loans - CMBS	264,364	267,205	2.4	2.9	4.789%	4.789%
Mortgage term loans - FMCC	365,402	368,599	3.4	3.9	3.853%	3.854%
Total Mortgage Term Loans	3,418,097	3,444,967
Collateralized term loan	39,637	45,016	2.3	2.8	1.300%	1.310%
Total Secured Debt	3,457,734	3,489,983

Unsecured Debt
Senior unsecured notes	591,688	—	10.0	0.0	2.700%	—%
Line of credit and other debt	191,841	1,197,181	3.9	3.7	0.928%	2.107%
Preferred equity - Sun NG Resorts - mandatorily redeemable	35,249	35,249	3.3	3.8	6.000%	6.000%
Preferred OP units - mandatorily redeemable	34,663	34,663	4.6	5.1	5.932%	5.932%
Total Unsecured Debt	853,441	1,267,093
Total Debt	$4,311,175	$4,757,076	10.4	9.4	3.519%	3.370%

Secured Debt

Mortgage Term Loans

During the six months ended June 30, 2021, no mortgage term loans were paid off. During the year ended December 31, 2020, we paid off the following mortgage term loans (in thousands except statistical information):

Three Months Ended	Repayment Amount		Fixed Interest Rate		Maturity Date	(Gain) / Loss on Extinguishment of Debt
June 30, 2020	$52,710	(1)	5.980%	(3)	March 1, 2021 July 11, 2021 December 1, 2021	$1,930
March 31, 2020	$99,607		5.837%		March 1, 2021	$3,403
	$19,922	(2)	5.830%	(3)	July 1, 2020	$(124)
(1)Includes four mortgage term loans, two due to mature on March 1, 2021, one due to mature on July 11, 2021 and the other due to mature on December 1, 2021.
(2)Includes four mortgage term loans due to mature on July 1, 2020.
(3)The interest rate represents the weighted average interest rate on mortgage term loans.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

During the six months ended June 30, 2021, we did not enter into any new mortgage term loans. During the year ended December 31, 2020, we entered into the following mortgage term loans (in thousands except statistical information):

Three Months Ended	Loan Amount		Term (in years)	Interest Rate		Maturity Date
December 31, 2020	$268,800	(1)	12	2.662%	(2)	May 1, 2030 November 1, 2032
March 31, 2020	$230,000		15	2.995%		April 1, 2035
(1)Includes three mortgage term loans, one for $8.8 million due to mature on May 1, 2030 and two for $39.5 million and $220.5 million, due to mature on November 1, 2032.
(2)The interest rate represents the weighted average interest rate on mortgage term loans.

The mortgage term loans totaling $3.4 billion as of June 30, 2021, are secured by 192 properties comprised of 76,408 sites representing approximately $3.2 billion of net book value.

Collateralized Term Loan

In October 2019, we assumed a term loan facility, in the amount of $58.0 million in relation to an acquisition. The term loan has a four-year term ending October 29, 2023, and bears interest at a floating rate based on the Eurodollar rate or Prime rate plus a margin ranging from 1.20 percent to 2.05 percent. As of June 30, 2021, the margin based on our leverage ratio was 1.20 percent. The outstanding balance was $39.6 million at June 30, 2021 and $45.0 million at December 31, 2020. These balances are recorded in the Secured debt line item on the Consolidated Balance Sheets. The collateralized term loan balance as of June 30, 2021, is secured by 31 properties comprised of 5,165 sites representing approximately $375.2 million of net book value.

Unsecured Debt

Senior Unsecured Notes

On June 28, 2021, we issued $600.0 million of senior unsecured notes with an interest rate of 2.70 percent and a ten-year term, due 2031 (the "2031 Notes"). Interest on the senior unsecured notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2022. The net proceeds from the offering were approximately $592.4 million, after deducting underwriters' discounts and estimated offering expenses. The proceeds were used to pay down borrowings under our line of credit. The outstanding balance was $591.7 million at June 30, 2021. This balance is recorded in the Unsecured debt line item on the Consolidated Balance Sheets.

Line of Credit

On June 14, 2021, we entered into a new credit agreement (the "New Credit Agreement") with certain lenders. The New Credit Agreement combined and replaced our prior $750.0 million credit facility, which was scheduled to mature on May 21, 2023, (the "A&R Facility"), and the $1.8 billion credit facility between Safe Harbor and certain lenders, which was scheduled to mature on October 11, 2024 (the "Safe Harbor Facility"). The Safe Harbor Facility was terminated in connection with the execution of the New Credit Agreement. We repaid all amounts due and outstanding under the Safe Harbor Facility on or prior to such effective date. We recognized a Loss on extinguishment of debt in our Consolidated Statement of Operations related to the termination of the A&R Facility and the Safe Harbor Facility of $0.2 million and $7.9 million, respectively.

Pursuant to the New Credit Agreement, we may borrow up to $2.0 billion under a revolving loan (the "New Credit Facility"). The New Credit Facility is available to fund all of the Company's business, including its marina business conducted by Safe Harbor. The New Credit Agreement also permits, subject to the satisfaction of certain conditions, additional borrowings (with the consent of the lenders) in an amount not to exceed $1.0 billion with the option to treat all, or a portion, of such additional funds as an incremental term loan.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The New Credit Facility has a four-year term ending June 14, 2025, and, at our option, the maturity date may be extended for two additional six-month periods, subject to the satisfaction of certain conditions. However, the maturity date with respect to $500.0 million of available borrowing under the New Credit Facility is October 11, 2024, which, under the terms of the New Credit Agreement, may not be extended. The New Credit Facility bears interest at a floating rate based on the Adjusted Eurocurrency Rate or Australian Bank Bill Swap Bid Rate (BBSY), plus a margin that is determined based on the Company's credit ratings calculated in accordance with the New Credit Agreement, which can range from 0.725 percent to 1.400 percent. As of June 30, 2021, the margin based on our credit ratings was 0.850 percent on the New Credit Facility.

At the lenders' option, the New Credit Facility will become immediately due and payable upon an event of default under the New Credit Agreement. We had $190.3 million of borrowings on the New Credit Facility as of June 30, 2021, all scheduled to mature June 14, 2025. As of December 31, 2020, we had $40.4 million of borrowings on the revolving loan and no borrowings on the term loan under our A&R Facility, respectively. As of December 31, 2020, we had $652.0 million and $500.0 million of borrowings under the revolving loan and term loan under Safe Harbor Facility, respectively. These balances are recorded in the Unsecured debt line item on the Consolidated Balance Sheets.

The New Credit Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under the New Credit Facility, but does reduce the borrowing amount available. At June 30, 2021 and December 31, 2020, we had approximately $3.2 million and $2.4 million (including none and $0.3 million associated with Safe Harbor's prior credit facility) of outstanding letters of credit, respectively.

Floor Plan

We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us at least a 12-month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate as quoted in the Wall Street Journal on the first business day of each month or 6.0 percent. At June 30, 2021, the effective interest rate was 7.0 percent. The outstanding balance was $1.5 million as of June 30, 2021 and $4.8 million as of December 31, 2020. These balances are recorded within the Unsecured debt line item on the Consolidated Balance Sheets.

Preferred Equity - Sun NG Resorts - mandatorily redeemable

In connection with the investment in Sun NG Resorts, $35.3 million of mandatorily redeemable Preferred Equity ("Preferred Equity - Sun NG Resorts") was purchased by unrelated third parties. The Preferred Equity - Sun NG Resorts carries a preferred rate of return of 6.0 percent per annum. The Preferred Equity - Sun NG Resorts has a seven-year term ending June 1, 2025 and $33.4 million can be redeemed in the fourth quarter of 2024 at the holders' option. The Preferred Equity - Sun NG Resorts as of June 30, 2021 was $35.2 million. These balances are recorded within the Unsecured debt line item on the Consolidated Balance Sheets. Refer to Note 7, "Consolidated Variable Interest Entities," and Note 9, "Equity and Temporary Equity," for additional information.

Preferred OP Units - mandatorily redeemable

Preferred OP units at June 30, 2021 and December 31, 2020 include $34.7 million of Aspen preferred OP units issued by the Operating Partnership. As of June 30, 2021, these units are convertible indirectly into 394,814 shares of our common stock.

In January 2020, we amended the Operating Partnership's partnership agreement. The amendment extended the automatic redemption date and reduced the annual distribution rate for 270,000 of the Aspen preferred OP units (the "Extended Units"). Subject to certain limitations, at any time prior to January 1, 2024 (or prior to January 1, 2034 with respect to the Extended Units), the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the average closing price of our common stock for the preceding ten trading days is $68.00 per share or less, 0.397 common OP units; or (b) if the ten-day average closing price is greater than $68.00 per share, the number of common OP units is determined by dividing (i) the sum of (A) $27.00 plus (B) 25.0 percent of the amount by which the ten-day average closing price exceeds $68.00 per share, by (ii) the ten-day average closing price. The current preferred distribution rate is 3.8 percent on the Extended Units and 6.5 percent on all other Aspen preferred OP units. On January 2, 2024 (or January 2, 2034 with respect to the Extended Units), we are required to redeem for cash all Aspen preferred OP units that have not been converted to common OP units. As of June 30, 2021, 270,000 of the Extended Units and 1,013,819 other Aspen preferred units were outstanding. These balances are recorded within the Unsecured debt line item on the Consolidated Balance Sheets.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Covenants

The mortgage term loans, collateralized term loans, senior unsecured notes, New Credit Facility and floor plan are subject to various financial and other covenants. The most restrictive covenants are pursuant to (a) the terms of the New Credit Facility, which contains minimum fixed charge coverage ratio, maximum leverage, distribution ratios and variable rate indebtedness and (b) senior unsecured notes, which contain a total debt to total assets, secured debt to total assets, consolidated income available for debt service to debt service and unencumbered total asset value to unsecured debt covenants. At June 30, 2021, we were in compliance with all covenants.

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

Off-Balance Sheet Arrangements - Nonconsolidated Affiliate Indebtedness

GTSC - During September 2019, GTSC, a nonconsolidated affiliate in which we have a 40 percent ownership interest, entered into a warehouse line of credit with a maximum loan amount of $125.0 million. During September 2020 and May 2021, the maximum amount was increased to $180.0 million and $230.0 million, respectively with an option to increase to $255.0 million subject to lender's consent. As of June 30, 2021, the aggregate carrying amount of debt, including both our and our partner's share, incurred by GTSC was $201.9 million (of which our proportionate share is $80.8 million). As of December 31, 2020, the aggregate carrying amount of debt, including both our and our partner's share, incurred by GTSC was $167.7 million (of which our proportionate share is $67.1 million). The debt bears interest at a variable rate based on LIBOR plus 1.65 percent per annum and matures on September 15, 2023.

Sungenia JV - During May 2020, Sungenia JV, a nonconsolidated affiliate in which we have a 50 percent ownership interest, entered into a debt facility agreement with a maximum loan amount of 27.0 million Australian dollars, or $20.3 million converted at the June 30, 2021 exchange rate. As of June 30, 2021, the aggregate carrying amount of debt, including both our and our partners' share, incurred by Sungenia JV was $6.5 million (of which our proportionate share is $3.2 million). As of December 31, 2020, the aggregate carrying amount of debt, including both our and our partners' share, incurred by Sungenia JV was $6.7 million (of which our proportionate share is $3.3 million). The debt bears interest at a variable rate based on the BBSY rate plus 2.05 percent per annum and is available for a minimum of three years.

9.      Equity and Temporary Equity

Permanent Equity

Universal Shelf Registration Statement

On April 5, 2021, in connection with the expiration of our universal shelf registration statement on Form S-3, that was filed with the SEC on April 6, 2018, we filed a new universal shelf registration statement on Form S-3 with the SEC. The new universal shelf registration statement was deemed automatically effective and provides for the registration of unspecified amounts of equity and debt securities. We have the authority to issue 200,000,000 shares of capital stock, of which 180,000,000 shares are common stock, par value $0.01 per share, and 20,000,000 are shares of preferred stock, par value $0.01 per share. As of June 30, 2021, we had 115,889,185 shares of common stock issued and outstanding and no shares of preferred stock were issued and outstanding.

Public Equity Offerings

On March 2, 2021, we priced a $1.1 billion underwritten public offering of an aggregate of 8,050,000 shares at a public offering price of $140.00 per share, before underwriting discounts and commissions. The offering consisted of 4,000,000 shares offered directly by us and 4,050,000 shares offered under a forward equity sales agreement (the "March 2021 Forward Equity Offering"). We sold the 4,000,000 shares on March 9, 2021 and received net proceeds of $537.6 million after deducting expenses related to the offering. In May and June 2021, we completed the physical settlement of the remaining 4,050,000 shares and received net proceeds of $539.7 million after deducting expenses related to the offering. Proceeds from the offering were used to acquire assets and pay down the Safe Harbor Facility.

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

At the Market Offering Sales Agreements

On June 4, 2021, we entered into an At the Market Offering Sales Agreement (the "Sales Agreement") with certain sales agents, and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $500.0 million of our common stock, through the sales agents, acting as our sales agents or, if applicable, as forward sellers, or directly to the sales agents as principals for their own accounts. The sales agents and forward sellers are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold under the Sales Agreement. There were no issuances of common stock under the new Sales Agreement during the six months ended June 30, 2021.

Upon entering into the Sales Agreement, we simultaneously terminated our previous At the Market Offering Sales Agreement entered into in July 2017. There were no issuances of common stock under the prior sales agreement during the six months ended June 30, 2021 or during the year ended December 31, 2020. From inception through termination of the prior sales agreement, we sold shares of our common stock for gross proceeds of $163.8 million.

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

Equity Interests - SHM South Fork JV, LLC

In October 2020, in conjunction with the acquisition of Safe Harbor, we indirectly acquired $4.3 million of Safe Harbor's equity interest in SHM South Fork JV, LLC, a joint venture created for the purpose of acquiring land and constructing a marina in Fort Lauderdale, Florida. The Safe Harbor Equity Interests - SHM South Fork JV, LLC balance was $4.1 million and $4.3 million at the six months ended June 30, 2021 and the year December 31, 2020, respectively. Refer to Note 7, "Consolidated Variable Interest Entities," for additional information.

Issuance of Series E Preferred OP Units

In January 2020, we issued 90,000 Series E preferred OP units in connection with the acquisition of Cape Cod RV Resort. The Series E preferred OP units have a stated issuance price of $100.00 per OP Unit and carry a preferred return of 5.25 percent until the second anniversary of the issuance date. Commencing with the second anniversary of the issuance date, the Series E Preferred OP Units carry a preferred return of 5.50 percent. Commencing the first anniversary of the issuance date, subject to certain limitations, each Series E Preferred OP Unit can be exchanged for our common stock equal to the quotient obtained by dividing $100.00 by $145.00 (as such ratio is subject to adjustments for certain capital events). As of June 30, 2021, 90,000 Series E preferred OP Units were outstanding. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Temporary Equity

Issuance of Preferred OP Units

Issuance of Series J Preferred OP Units - In April 2021, we issued 240,000 Series J preferred OP units in connection with the acquisition of the Sylvan Glen. The Series J preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 2.85 percent. Subject to certain limitations, at any time after the Series J issuance date, each Series J preferred OP unit can be exchanged for a number of shares of our common stock equal to the quotient obtained by dividing $100.00 by $165.00 (as such ratio is subject to adjustments for certain capital events) at the holder's option. Each holder may require redemption in cash (i) during the 30-day period following a change of control of the Company or (ii) any time after the fifth anniversary of the Series J issuance date. As of June 30, 2021, 240,000 Series J preferred OP units were outstanding. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information.

Issuance of Series I Preferred OP Units - In December 2020, we issued 922,000 Series I preferred OP units in connection with the acquisition of the Rybovich Portfolio. The Series I preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 3.0 percent. Subject to certain limitations, at any time after the Series I issuance date, each Series I preferred OP unit can be exchanged for a number of shares of our common stock equal to the quotient obtained by dividing $100.00 by $164.00 (as such ratio is subject to adjustments for certain capital events) at the holder's option. Each holder may require redemption in cash after the fifth anniversary of the Series I issuance date or upon the holder's death. As of June 30, 2021, 922,000 Series I preferred OP units were outstanding. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information.

Issuance of Series H Preferred OP Units - In October 2020, we issued 581,407 Series H preferred OP units in connection with the acquisition of Safe Harbor. The Series H preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 3.0 percent. Subject to certain limitations, at any time after the Series H issuance date, each Series H preferred OP unit can be exchanged for a number of shares of our common stock equal to the quotient obtained by dividing $100.00 by $164.00 (as such ratio is subject to adjustments for certain capital events) at the holder's option. Each holder may require redemption in cash after the fifth anniversary of the Series H issuance date or upon the holder's death. As of June 30, 2021, 581,407 Series H preferred OP units were outstanding. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information.

Issuance of Series G Preferred OP Units - In September 2020, we issued 260,710 Series G preferred OP units in connection with the acquisition of El Capitan & Ocean Mesa Resorts. The Series G preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 3.2 percent. Subject to certain limitations, at any time after the Series G issuance date, each Series G preferred OP unit can be exchanged for a number of shares of our common stock equal to the quotient obtained by dividing $100.00 by $155.00 (as such ratio is subject to adjustments for certain capital events) at the holder's option. Each holder may require redemption in cash after the fifth anniversary of the Series G issuance date or upon the holder's death. As of June 30, 2021, 240,710 Series G preferred OP units were outstanding. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information.

Issuance of Series F Preferred OP Units - In May 2020, we issued 90,000 Series F preferred OP units in connection with the acquisition of Forest Springs. The Series F preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 3.0 percent. Subject to certain limitations, at any time after the Series F issuance date, each Series F preferred OP unit can be exchanged for a number of shares of our common stock equal to the quotient obtained by dividing $100.00 by $160.00 (as such ratio is subject to adjustments for certain capital events) at the holder's option. Each holder may require redemption in cash after the fifth anniversary of the Series F issuance date or upon the holder's death. As of June 30, 2021, 90,000 Series F preferred OP units were outstanding. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information.

Issuance of Series D Preferred OP Units - In February 2019, we issued 488,958 Series D preferred OP units in connection with the acquisition of Country Village Estates. The Series D preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 3.75 percent until the second anniversary of the issuance date. Commencing with the second anniversary of the issuance date, the Series D preferred OP units carry a preferred return of 4.0 percent. Commencing with the first anniversary of the issuance date, each Series D preferred OP unit can be exchanged for our common stock equal to the quotient obtained by dividing $100.00 by $125.00 (as such ratio is subject to adjustments for certain capital events) at the holder's option. The holders may require redemption in cash after the fifth anniversary of the Series D issuance date or upon the holder's death. As of June 30, 2021, 488,958 Series D preferred OP units were outstanding. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Equity Interests

Equity Interest - FPG Sun Menifee 80 LLC - In October 2020, in connection with the investment in land for future development in the city of Menifee in California, at the property known as FPG Sun Menifee 80, LLC, Foremost Pacific Group, LLC, "FPG," purchased $0.1 million of common equity interest in the land (referred to as "Equity Interest - FPG Sun Menifee 80 LLC"). The Equity Interest - FPG Sun Menifee 80 LLC does not have a fixed maturity date. Upon the occurrence of certain events, either FPG or Sun FPG Venture LLC, our subsidiary, can trigger a process under which we may be required to purchase the Equity Interests - FPG Sun Menifee 80 LLC from FPG. The Equity Interest - FPG Sun Menifee 80 LLC balance was $0.1 million at the six months ended June 30, 2021 and December 31, 2020. Refer to Note 7, "Consolidated Variable Interest Entities," for additional information.

Equity Interest - NG Sun Whitewater LLC - In August 2019, in connection with the investment in land at the property known as Whitewater, NG Sun Whitewater LLC purchased $2.4 million of common equity interest in Sun NG Whitewater RV Resorts LLC (referred to as "Equity Interest - NG Sun Whitewater LLC"). The Equity Interest - NG Sun Whitewater LLC does not have a fixed maturity date. Upon the occurrence of certain events, either NG Sun Whitewater LLC or Sun NG LLC, our subsidiary, can trigger a process under which we may be required to purchase the Equity Interest - NG Sun Whitewater LLC from NG Sun Whitewater LLC. The Equity Interest - NG Sun Whitewater LLC balance was $5.1 million at the six months ended June 30, 2021 and year ended December 31, 2020. Refer to Note 7, "Consolidated Variable Interest Entities," for additional information.

Equity Interest - NG Sun LLC - In June 2018, in connection with the investment in Sun NG Resorts, unrelated third parties purchased $6.5 million of Series B preferred equity interests and $15.4 million of common equity interest in Sun NG Resorts (herein jointly referred to as "Equity Interest - NG Sun LLC"). In April and September 2020, in connection with the acquisitions of Glen Ellis RV Park and Lone Star RV Park, $3.0 million of Series B preferred equity interests were converted to common equity interests. The Series B preferred equity interests carry a preferred return at a rate that, at any time, is equal to the interest rate on Sun NG Resorts' indebtedness at such time. The current rate of return is 5.0 percent. The Equity Interest - NG Sun LLC does not have a fixed maturity date and can be redeemed in the fourth quarters of 2024, 2025 and 2026 at the holders' option. Sun NG LLC, our subsidiary, has the right during certain periods each year, with or without cause, or for cause at any time, to elect to buy NG Sun LLC's interest. During a limited period in 2022, NG Sun LLC has the right to put its interest to Sun NG LLC. If either party exercises their option, the property management agreement will be terminated, and we are required to purchase the remaining interests of NG Sun LLC and the property management agreement at fair value. The Equity Interest - NG Sun LLC balance was $22.3 million at the six months ended June 30, 2021 and year ended December 31, 2020. Refer to Note 7, "Consolidated Variable Interest Entities," and Note 8, "Debt and Line of Credit," for additional information.

Conversions

Conversions to Common Stock - Subject to certain limitations, holders can convert certain series of stock and OP units to shares of our common stock at any time. Below is the activity of conversions during the six months ended June 30, 2021 and 2020:

		Six Months Ended		Six Months Ended
		June 30, 2021		June 30, 2020
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)	Units / Shares Converted	Common Stock(1)
Common OP unit	1.0000	37,862	37,862	26,105	26,105
Series A-1 preferred OP unit	2.4390	6,610	16,119	9,114	22,226
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.

Distributions

Distributions declared for the three months ended June 30, 2021 were as follows:

Distributions	Record Date	Payment Date	Distribution Per Share	Total Distribution (in Thousands)
Common Stock, Common OP units and Restricted Stock	6/30/2021	7/15/2021	$0.83	$98,320

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

10.      Share-Based Compensation

As of June 30, 2021, we had two share-based compensation plans: the Sun Communities, Inc. 2015 Equity Incentive Plan ("2015 Equity Incentive Plan") and the First Amended and Restated 2004 Non-Employee Director Option Plan ("2004 Non-Employee Director Option Plan"). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future.

During the six months ended June 30, 2021 and 2020, shares were granted as follows:

Grant Period	Type	Plan	Shares Granted		Grant Date Fair Value Per Share		Vesting Type	Vesting Anniversary	Percentage
2021	Executive Officers	2015 Equity Incentive Plan	54,000		$151.89	(1)	Time Based	20.0% annually over 5 years
2021	Executive Officers	2015 Equity Incentive Plan	81,000	(2)	$94.32	(2)	Market Condition	3rd	100.0%
2021	Executive Officers	2015 Equity Incentive Plan	15,000		$151.89	(1)	Time Based	33.3% annually over 3 years
2021	Executive Officers	2015 Equity Incentive Plan	15,000	(3)	$87.49	(3)	Market Condition	3rd	100.0%
2021	Key Employees	2015 Equity Incentive Plan	28,856		$151.89	(1)	Time Based	33.3% annually over 3 years
2021	Key Employees	2015 Equity Incentive Plan	61,550		$143.28	(1)	Time Based	20.0% annually over 5 years
2021	Executive Officers	2015 Equity Incentive Plan	3,400		$147.19	(1)	Time Based	20.0% annually over 5 years
2021	Executive Officers	2015 Equity Incentive Plan	5,100	(4)	$96.41	(4)	Market Condition	3rd	100.0%
2021	Directors	2004 Non-Employee Director Option Plan	1,509		$147.19	(1)	Time Based	3rd	100.0%
2021	Directors	2004 Non-Employee Director Option Plan	10,200		$148.44	(1)	Time Based	3rd	100.0%
2020	Key Employees	2015 Equity Incentive Plan	13,873		$140.39	(1)	Time Based	20.0% annually over 5 years
2020	Executive Officers	2015 Equity Incentive Plan	69,368		$137.63	(1)	Time Based	20.0% annually over 5 years
2020	Key Employees	2015 Equity Incentive Plan	1,500		$143.20	(1)	Time Based	20.0% annually over 5 years
2020	Key Employees	2015 Equity Incentive Plan	51,790		$162.42	(1)	Time Based	20.0% annually over 5 years
2020	Executive Officers	2015 Equity Incentive Plan	46,000		$165.97	(1)	Time Based	20.0% annually over 5 years
2020	Executive Officers	2015 Equity Incentive Plan	69,000	(5)	$125.47	(5)	Market Condition	3rd	100.0%
2020	Directors	2004 Non-Employee Director Option Plan	10,200		$147.97	(1)	Time Based	3rd	100.0%
(1)The fair values of the grants were determined by using the average closing price of our common stock on the dates the shares were issued.
(2)Share-based compensation for restricted stock awards with market conditions is measured based on an estimate of shares expected to vest. We estimate the fair value of share-based compensation for restricted stock with market conditions using a Monte Carlo simulation. At the grant date our common stock price was $151.89. Based on the Monte Carlo simulation we expect 62.1 percent of the 81,000 shares to vest.
(3)Share-based compensation for restricted stock awards with market conditions is measured based on an estimate of shares expected to vest. We estimate the fair value of share-based compensation for restricted stock with market conditions using a Monte Carlo simulation. At the grant date our common stock price was $151.89. Based on the Monte Carlo simulation we expect 57.6 percent of the 15,000 shares to vest.
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

Vesting

The vesting requirements for 285,224 and 248,155 restricted shares granted to our executives, directors and employees were satisfied during the six months ended June 30, 2021 and 2020, respectively.

Stock Options

During the six months ended June 30, 2021, 1,500 shares of common stock were issued in connection with the exercise of stock options with net proceeds of less than $0.1 million. There were no stock options outstanding as of June 30, 2021. During the six months ended June 30, 2020, no stock options were exercised.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

11.     Segment Reporting

ASC Topic 280, "Segment Reporting" ("ASC 280"), establishes standards for the way the business enterprises report information about operating segments in its financial statements. As described in Note 1, "Basis of Presentation," Effective January 1, 2021, we transitioned from a two-segment to a three-segment structure as a result of the recent acquisition of Safe Harbor and its internal organization.

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

The marina segment owns, operates, has an interest in a portfolio, and develops marinas, and is in the business of acquiring, and operating marinas throughout the U.S. with the majority of such marinas concentrated in coastal regions and others located in various inland regions.

Hybrid properties are classified to a segment based on the predominant site counts at the properties.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

A presentation of segment financial information is summarized as follows (in thousands):

	Three Months Ended
	June 30, 2021				June 30, 2020(1)
	MH	RV	Marinas	Consolidated	MH	RV	Marinas	Consolidated
Operating revenues	$271,720	$166,753	$155,732	$594,205	$217,861	$79,496	N/A	$297,357
Property operating expenses	111,628	85,968	92,915	290,511	83,431	44,389	N/A	127,820
Net Operating Income	$160,092	$80,785	$62,817	$303,694	$134,430	$35,107	N/A	$169,537
Adjustments to arrive at net income
Interest income				2,719				2,635
Brokerage commissions and other revenues, net				6,939				3,274
General and administrative expense				(45,127)				(26,527)
Catastrophic event-related charges, net				(355)				566
Business combination expense, net				201				—
Depreciation and amortization				(126,423)				(87,265)
Loss on extinguishment of debt (see Note 8)				(8,108)				(1,930)
Interest expense				(37,681)				(31,428)
Interest on mandatorily redeemable preferred OP units / equity				(1,041)				(1,042)
Loss on remeasurement of marketable securities				27,494				24,519
Gain / (loss) on foreign currency translation				(264)				10,374
Other expense, net				(660)				(821)
Loss on remeasurement of notes receivable				93				246
Income from nonconsolidated affiliates (see Note 6)				794				92
(Gain) / loss on remeasurement of investment in nonconsolidated affiliates				(115)				1,132
Current tax expense				(1,245)				(119)
Deferred tax benefit / (expense) (see Note 12)				(66)				112
Net Income				120,849				63,355
Less: Preferred return to preferred OP units / equity				3,035				1,584
Less: Income attributable to noncontrolling interests				7,044				2,861
Net Income Attributable to Sun Communities, Inc. Common Stockholders				$110,770				$58,910
(1) Recast to reflect segment changes.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Six Months Ended
	June 30, 2021				June 30, 2020(1)
	MH	RV	Marinas	Consolidated	MH	RV	Marinas	Consolidated
Revenues	$517,690	$258,619	$251,320	$1,027,629	$439,022	$162,374	N/A	$601,396
Operating expenses / Cost of sales	208,318	138,064	157,111	503,493	168,502	87,049	N/A	255,551
Net Operating Income / Gross Profit	$309,372	$120,555	$94,209	$524,136	$270,520	$75,325	N/A	$345,845
Adjustments to arrive at net income
Interest income				5,350				4,985
Brokerage commissions and other revenues, net				12,899				7,187
General and administrative expense				(83,330)				(51,876)
Catastrophic event-related charges, net				(2,769)				(40)
Business combination expense, net				(1,031)				—
Depreciation and amortization				(249,727)				(170,954)
Loss on extinguishment of debt (see Note 8)				(8,108)				(5,209)
Interest expense				(77,198)				(63,844)
Interest on mandatorily redeemable preferred OP units / equity				(2,077)				(2,083)
Gain / (loss) on remeasurement of marketable securities				31,155				(4,128)
Loss on foreign currency translation				(239)				(7,105)
Other expense, net				(1,759)				(1,793)
Gain / (loss) on remeasurement of notes receivable				469				(1,866)
Income from nonconsolidated affiliates (see Note 6)				1,965				144
Loss on remeasurement of investment in nonconsolidated affiliates				(11)				(1,059)
Current tax expense				(1,016)				(569)
Deferred tax benefit (see Note 12)				81				242
Net Income				148,790				47,877
Less: Preferred return to preferred OP units / equity				5,899				3,154
Less: Income attributable to noncontrolling interests				7,339				1,899
Net Income Attributable to Sun Communities, Inc. Common Stockholders				$135,552				$42,824
(1) Recast to reflect segment changes.

	June 30, 2021				December 31, 2020(1)
	MH	RV	Marinas	Consolidated	MH	RV	Marinas	Consolidated
Identifiable Assets
Investment property, net	$4,815,014	$3,251,466	$2,327,572	$10,394,052	$4,823,174	$3,038,686	$1,853,931	$9,715,791
Cash, cash equivalents and restricted cash	61,163	33,278	25,171	119,612	53,152	28,919	10,570	92,641
Marketable securities	99,119	53,930	—	153,049	80,776	43,950	—	124,726
Inventory of manufactured homes	33,064	10,622	—	43,686	33,448	13,195	—	46,643
Notes and other receivables, net	167,642	55,027	39,664	262,333	144,027	44,002	33,621	221,650
Goodwill	—	—	448,317	448,317	—	—	428,833	428,833
Other intangible assets, net	29,394	23,601	242,668	295,663	33,998	23,819	247,794	305,611
Other assets, net	181,702	45,797	96,779	324,278	184,917	38,075	47,699	270,691
Total Assets	$5,387,098	$3,473,721	$3,180,171	$12,040,990	$5,353,492	$3,230,646	$2,622,448	$11,206,586
(1) Recast to reflect segment changes.

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

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation, which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the six months ended June 30, 2021.

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

Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards, and depreciation and basis differences between tax and GAAP. Our deferred tax assets that have a full valuation allowance relate to our taxable REIT subsidiaries. Net deferred tax liabilities of $20.4 million and $20.5 million for Canadian entities have been recorded in relation to corporate entities and included in other liabilities in our Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively. U.S. federal deferred tax liabilities of $0.1 million have been recorded and included in our Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020.

We had no unrecognized tax benefits as of June 30, 2021 and 2020. We do not expect significant changes in tax positions that would result in unrecognized tax benefits within one year of June 30, 2021.

For the three and six months ended June 30, 2021 we recorded a current tax expense for federal, state, and Canadian income taxes and Australian withholding taxes of $1.2 million and $1.0 million, respectively. For the three and six months ended June 30, 2020 we recorded a current tax expense for federal, state and Canadian income taxes of $0.1 million and $0.6 million, respectively.

For the three and six months ended June 30, 2021 we recorded a deferred tax expense of $66.0 thousand and a deferred tax benefit of $0.1 million, respectively. For the three and six months ended June 30, 2020 we recorded a deferred tax benefit of $0.1 million and $0.2 million, respectively.

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

From time to time, we enter into forward equity sales agreements, which are discussed in Note 9, "Equity and Temporary Equity," We considered the potential dilution resulting from the forward equity sales agreements on the EPS calculations. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. The common shares issued upon the settlement of the forward equity sales agreements, weighted for the period these common shares are outstanding, are usually included in the denominator of basic EPS. To determine the dilution resulting from the forward equity sales agreements during the period of time prior to settlement, we calculate the number of weighted-average shares outstanding - diluted.

Our potentially dilutive securities include potential common shares related to our forward equity offerings, our unvested restricted common shares, and our Operating Partnership outstanding common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series C preferred OP units, Series D preferred OP units, Series E preferred OP units, Series F preferred OP units, Series G preferred OP units, Series H preferred OP units, Series I preferred OP units, Series J preferred OP units and Aspen preferred OP Units, which, if converted or exercised, may impact dilution.

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

Computations of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Numerator
Net Income Attributable to Sun Communities, Inc. Common Stockholders	$110,770	$58,910	$135,552	$42,824
Less: allocation to restricted stock awards	691	340	829	128
Basic earnings - Net Income attributable to common stockholders after allocation to restricted stock awards	$110,079	$58,570	$134,723	$42,696
Add: allocation to restricted stock awards	—	—	—	128
Add: allocation to common equity	—	—	3,142	—
Diluted earnings - Net Income attributable to common stockholders after allocation to restricted stock awards(1)	$110,079	$58,570	$137,865	$42,824

Denominator
Weighted average common shares outstanding	112,082	95,859	110,007	94,134
Add: dilutive stock options	—	1	—	1
Add: dilutive restricted stock	—	—	—	390
Add: common equity	—	—	2,586	—
Diluted weighted average common shares and securities(1)	112,082	95,860	112,593	94,525
Earnings Per Share Available to Common Stockholders After Allocation
Basic earnings per share	$0.98	$0.61	$1.22	$0.45
Diluted earnings per share(1)	$0.98	$0.61	$1.22	$0.45
(1) For the three and six months ended June 30, 2021, and the three months ended June 30, 2020, diluted earnings per share was calculated using the two-class method as the application of this method resulted in a more dilutive earnings per share for those periods.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We have excluded certain convertible securities from the computation of diluted earnings per share because the inclusion of those securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share as of June 30, 2021 and 2020 (in thousands):

	Six Months Ended
	June 30, 2021		June 30, 2020
Common OP units	2,569	(1)	2,477
A-1 preferred OP units	703		300
A-3 preferred OP units	75		40
Aspen preferred OP units	395		1,284
Series C preferred OP units	340		310
Series D preferred OP units	391		489
Series E preferred OP units	62		90
Series F preferred OP units	56		90
Series G preferred OP units	155		—
Series H preferred OP units	355		—
Series I preferred OP units	562		—
Series J preferred OP units	145		—
Total Securities	5,808		5,080
(1) For the six months ended June 30, 2021, Common OP units were excluded from the computation of diluted earnings per share because the inclusion of those securities would have been anti-dilutive for the period.

14.     Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, cash equivalents and restricted cash, marketable securities, notes and other receivables, debt, and other liabilities. We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures, pursuant to ASC 820, "Fair Value Measurements and Disclosures." The following methods and assumptions were used in order to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Assets by Hierarchy Level

The table below sets forth our financial assets and liabilities (in thousands) that required disclosure of fair value on a recurring basis as of June 30, 2021. The table presents the carrying values and fair values of our financial instruments as of June 30, 2021 and December 31, 2020, that were measured using the valuation techniques described above. The table excludes other financial instruments such as other receivables and accounts payable as the carrying values associated with these instruments approximate their fair value since their maturities are less than one year. These are classified as Level 1 in the hierarchy.

	June 30, 2021
Financial Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash, cash equivalents and restricted cash	$119,612	$119,612	$—	$—	$119,612
Marketable securities	153,049	153,049	—	—	153,049
Installment notes receivable on manufactured homes, net	82,506	—	—	82,506	82,506
Notes receivable from real estate developers	61,955	—	—	61,955	61,955
Total assets measured at fair value	$417,122	$272,661	$—	$144,461	$417,122

Financial Liabilities
Mortgage term loans	$3,418,097	$—	$3,418,097	$—	$3,472,066
Collateralized term loan	39,637	—	39,637	—	39,637
Total secured debt	3,457,734	—	3,457,734	—	3,511,703
Senior unsecured notes	591,688	—	591,688	—	601,630
Line of credit and other unsecured debt	261,753	—	261,753	—	261,753
Total unsecured debt	853,441	—	853,441	—	863,383
Other financial liabilities (contingent consideration)	18,101	—	—	18,101	18,101
Total liabilities measured at fair value	$4,329,276	$—	$4,311,175	$18,101	$4,393,187

	December 31, 2020
Financial Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash, cash equivalents and restricted cash	$92,641	$92,641	$—	$—	$92,641
Marketable securities	124,726	124,726	—	—	124,726
Installment notes receivable on manufactured homes, net	85,866	—	85,866	—	85,866
Notes receivable from real estate developers	52,638	—	52,638	—	52,638
Total assets measured at fair value	$355,871	$217,367	$138,504	$—	$355,871

Financial Liabilities(a)
Mortgage term loans	$3,444,967	$—	$3,444,967	$—	$3,543,885
Collateralized term loan	45,016	—	45,016	—	45,016
Total secured debt	3,489,983	—	3,489,983	—	3,588,901
Line of credit and other unsecured debt	1,267,093	—	1,267,093	—	1,267,093
Total unsecured debt	1,267,093	—	1,267,093	—	1,267,093
Other financial liabilities (contingent consideration)	15,842	—	—	15,842	15,842
Total liabilities measured at fair value	$4,772,918	$—	$4,757,076	$15,842	$4,871,836
(a)Senior unsecured notes not included above as it was not issued until June 2021.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following methods and assumptions were used in order to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash, Cash Equivalents and Restricted Cash

The carrying values of cash, cash equivalents and restricted cash approximate their fair market values due to the short-term nature of the instrument. These are classified as Level 1 in the hierarchy.

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

The change in the marketable securities balance is as follows (in thousands):

	Six Months Ended	Year Ended
	June 30, 2021	December 31, 2020
Beginning Balance	$124,725	$94,727
Additional purchase	—	11,757
Change in fair value measurement	31,130	6,132
Foreign currency translation adjustment	(4,002)	10,138
Dividend reinvestment, net of tax	1,196	1,971
Ending Balance	$153,049	$124,725

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

Notes Receivable from Real Estate Developers

Notes receivable from real estate developers are recorded at fair value and are measured using model-derived indicative pricing using primarily unobservable inputs including interest rates and counterparty performance (Level 3). The carrying values of the notes generally approximate their fair market values either due to the nature of the note and / or the note being secured by underlying collateral and / or personal guarantees. Refer to Note 4, "Notes and Other Receivables," for additional information.

Secured Debt

Mortgage term loans - the fair value of mortgage term loans is based on the estimates of management and on rates currently quoted, rates currently prevailing for comparable loans and instruments of comparable maturities (Level 2). Refer to Note 8, "Debt and Line of Credit," for additional information.

Collateralized term loan - the fair value of the debt with variable rates approximates carrying value as the interest rates of these amounts approximate market rates. The estimated fair value of our indebtedness as of June 30, 2021 approximated its gross carrying value.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Unsecured Debt

Senior unsecured notes - the fair value of senior unsecured notes is based on the estimates of management and on rates currently quoted, rates currently prevailing for comparable loans and instruments of comparable maturities (Level 2). Refer to Note 8, "Debt and Line of Credit," for additional information.

Line of credit and other unsecured debt - consists primarily of our New Credit Facility. We have variable rates on our New Credit Facility. The fair value of the debt with variable rates approximates carrying value as the interest rates of these amounts approximate market rates. The estimated fair value of our indebtedness as of June 30, 2021, approximated its gross carrying value.

Other Financial Liabilities

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

Our assessment resulted in a net transfer into Level 3 of $138.5 million related to installment notes receivable on manufactured homes and notes from real estate developers during the six months ended June 30, 2021.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following tables summarize changes to our financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and six months ended June 30, 2021 (in thousands):

	Three Months Ended
	June 30, 2021
	Installment Notes Receivable on MH, net	Notes Receivable From Real Estate Developers	Other Liabilities (Contingent Consideration)
Level 3 beginning balance at March 31, 2021	$84,109	$58,286	$18,156
Transfer to level 3	—	—	—
Transfer out of level 3	—	—	—
Net earnings	93	—	72
Purchases and issuances	2,721	4,348	238
Sales and settlements	(3,990)	(331)	—
Other adjustments	(427)	(348)	(365)
Level 3 ending balance at June 30, 2021	$82,506	$61,955	$18,101

	Six Months Ended
	June 30, 2021
	Installment Notes Receivable on MH, net	Notes Receivable From Real Estate Developers	Other Liabilities (Contingent Consideration)
Level 3 beginning balance at December 31, 2020	$—	$—	$15,842
Transfer to level 3	85,866	52,638	—
Transfer out of level 3	—	—	—
Net earnings	469	—	143
Purchases and issuances	3,933	11,140	3,439
Sales and settlements	(7,804)	(593)	—
Other adjustments	42	(1,230)	(1,323)
Level 3 ending balance at June 30, 2021	$82,506	$61,955	$18,101

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgement is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available as of June 30, 2021. As such, our estimates of fair value could differ significantly from the actual carrying value.

15.    Commitments and Contingencies

Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

16.    Leases

Lessee Accounting

We lease land under non-cancelable operating leases at certain MH, RV and marina properties expiring at various dates through 2085. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of revenues at those properties. We also have other operating leases, primarily office space and equipment expiring at various dates through 2026.

Future minimum lease payments under non-cancellable leases as of the six months ended June 30, 2021 where we are the lessee include:

Maturity of Lease Liabilities (in thousands)	Operating Leases	Finance Leases	Total
2021 (Excluding six months ended June 30, 2021)	$3,905	$154	$4,059
2022	6,704	214	6,918
2023	6,733	197	6,930
2024	7,102	4,070	11,172
2025	7,093	—	7,093
Thereafter	98,166	—	98,166
Total Lease Payments	$129,703	$4,635	$134,338
Less: Imputed interest	(51,962)	(309)	(52,271)
Present Value of Lease Liabilities	$77,741	$4,326	$82,067

Right-of-use (ROU) assets and lease liabilities for finance and operating leases as included in our Consolidated Balance Sheets are as follows (in thousands):

Description	Financial Statement Classification	As of June 30, 2021	As of December 31, 2020
Lease Assets
ROU asset obtained in exchange for new finance lease liabilities	Investment property, net	$4,391	$4,350
ROU asset obtained in exchange for new operating lease liabilities	Other assets, net	$88,244	$48,419
ROU asset obtained relative to below market operating lease	Other assets, net	$27,238	$27,614
Lease Liabilities
Finance lease liabilities	Other liabilities	$4,326	$4,334
Operating lease liabilities	Other liabilities	$77,741	$49,964

Lease expense for finance and operating leases as included in our Consolidated Statements of Operations are as follows (in thousands):

		Three Months Ended		Six Months Ended
Description	Financial Statement Classification	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Finance Lease Expense
Interest on lease liabilities	Interest expense	$26	$26	$52	$52
Operating lease cost	General and administrative expense, Property operating and maintenance	2,304	977	4,452	1,804
Variable lease cost	Property operating and maintenance	1,819	420	3,118	746
Short term lease cost	Property operating and maintenance	77	—	138	—
Total Lease Expense		$4,226	$1,423	$7,760	$2,602

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Lease term, discount rates and additional information for finance and operating leases are as follows:

As of
Lease Term and Discount Rate	June 30, 2021
Weighted-average Remaining Lease Terms (years)
Finance lease	2.97
Operating lease	26.50
Weighted-average Discount Rate
Finance lease	2.44%
Operating lease	3.84%

	Six Months Ended
Other Information (in thousands)	June 30, 2021	June 30, 2020
Cash Paid for Amounts Included in The Measurement of Lease Liabilities
Operating cash flow from operating leases	$2,402	$1,147
Financing cash flow from finance leases	63	15
Total Cash Paid On Lease Liabilities	$2,465	$1,162

Lessor Accounting

We are not the lessor for any finance leases at our MH, RV or marina properties as of June 30, 2021.

Over 95 percent of our operating leases at our MH and RV properties where we are the lessor are either month to month or for a time period not to exceed one year. As of June 30, 2021, future minimum lease payments would not exceed 12 months.

Future minimum lease payments under non-cancellable leases at our marinas and RV properties as of the six months ended June 30, 2021 where we are the lessor include:

Maturity of Lease Payments (in thousands)	Operating Leases
2021 (Excluding six months ended June 30, 2021)	$9,683
2022	15,583
2023	13,244
2024	8,230
2025	4,601
Thereafter	5,105
Total Undiscounted Cash Flows	$56,446

The components of lease income were as follows (in thousands):

	Three Months Ended		Six Months Ended
Description	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating Leases
Fixed lease income	$5,396	$312	$9,053	$623
Variable lease income(1)	$1,242	$401	$2,270	$798
(1)Consists of rent primarily based on a percentage of revenues at the related properties.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

17.     Recent Accounting Pronouncements

Recent Accounting Pronouncements - Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform" (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for accounting for contracts, hedging relationships, and other transactions affected by the reference rate reform, if certain criteria are met. The provisions of this standard are available for election through December 31, 2022. As of June 30, 2021, we do not expect the reference rate reform will have a material impact on our Consolidated Financial Statements as the majority of our debt is fixed.

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

18.    Subsequent Events

Acquisitions

Subsequent to the quarter ended June 30, 2021, we acquired the following MH, RV and marina properties:

Property Name	Property Type	Sites, Wet Slips and Dry Storage Spaces	Development Sites	City	State / Province	Total Purchase Price (in millions)
Allen Harbor	Marina	165	N/A	North Kingstown	RI	$4.0
Cisco Grove Campground & RV	RV	18	407	Emigrant Gap	CA	6.6
Four Leaf Portfolio(1)	MH	2,714	171	Various	MI / IN	215.0
Harborage Yacht Club	Marina	300	N/A	Stuart	FL	22.0
Total Subsequent Acquisitions		3,197	578			$247.6
(1)Contains nine MH communities.

Dispositions

On July 2, 2021, we closed on a sale of two MH communities located in Anderson, IN and O'Fallon, MO, containing 175 and 502 sites, respectively, for $67.5 million. The assets and liabilities associated with the transaction were classified as held-for-sale on the Consolidated Balance Sheets as of June 30, 2021.

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

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. As of June 30, 2021, we owned and operated or held an interest in a portfolio of 569 developed properties located in 39 states throughout the U.S. and one province in Canada, including 278 MH communities, 143 RV resorts, 34 properties containing both MH and RV sites, and 114 marinas. We have been in the business of acquiring, operating, developing and expanding MH communities and RV resorts since 1975 and marinas since 2020. We lease individual sites with utilities access for placement of manufactured homes, RVs or boats to our customers. We are also engaged in the marketing, selling and leasing of new and pre-owned homes to current and future residents in our MH communities. The rental program operations within our MH communities support and enhance our occupancy levels, property performance, and cash flows.

COVID-19 IMPACT

As of June 30, 2021, there are no government regulations preventing the operations of any of our MH communities, RV resorts or marinas. The border for recreational travel between the United States and Canada remains closed, which could impact cross border traffic to resorts and marinas across the United States and Canada. The execution of our operational and financial plans has helped to mitigate the impact of COVID-19 on our business.

We continue to provide essential services using social distancing techniques and minimal contact. To promote social distancing, we are encouraging our residents to use our online rent payment portals and other payment methods. We continue to implement numerous health and safety measures at our communities and our main office to keep team members safe. These measures include increased cleaning and sanitation of shared spaces and social distancing protocols throughout our footprint. We closely monitor and track orders by federal, state and local authorities and hold regular status calls with our operations and main office leadership teams. We have implemented and continue to encourage remote working arrangements, wherever possible, to keep our team members safe and to do our part to promote social distancing.

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

SUN COMMUNITIES, INC.
RESULTS OF OPERATIONS

The following tables reconcile the Net income attributable to Sun Communities, Inc. common stockholders to NOI and summarize our consolidated financial results for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net Income Attributable to Sun Communities, Inc. Common Stockholders	$110,770	$58,910	$135,552	$42,824
Interest income	(2,719)	(2,635)	(5,350)	(4,985)
Brokerage commissions and other revenues, net	(6,939)	(3,274)	(12,899)	(7,187)
General and administrative expense	45,127	26,527	83,330	51,876
Catastrophic event-related charges, net	355	(566)	2,769	40
Business combination expense, net	(201)	—	1,031	—
Depreciation and amortization	126,423	87,265	249,727	170,954
Loss on extinguishment of debt (see Note 8)	8,108	1,930	8,108	5,209
Interest expense	37,681	31,428	77,198	63,844
Interest on mandatorily redeemable preferred OP units / equity	1,041	1,042	2,077	2,083
(Gain) / loss on remeasurement of marketable securities (see Note 14)	(27,494)	(24,519)	(31,155)	4,128
(Gain) / loss on foreign currency translation	264	(10,374)	239	7,105
Other expense, net	660	821	1,759	1,793
(Gain) / loss on remeasurement of notes receivable (see Note 4)	(93)	(246)	(469)	1,866
Income from nonconsolidated affiliates (see Note 6)	(794)	(92)	(1,965)	(144)
(Gain) / loss on remeasurement of investment in nonconsolidated affiliates (see Note 6)	115	(1,132)	11	1,059
Current tax expense (see Note 12)	1,245	119	1,016	569
Deferred tax benefit / (expense) (see Note 12)	66	(112)	(81)	(242)
Preferred return to preferred OP units / equity	3,035	1,584	5,899	3,154
Income attributable to noncontrolling interests	7,044	2,861	7,339	1,899
NOI	$303,694	$169,537	$524,136	$345,845

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Real Property NOI	$252,742	$162,600	$457,394	$333,939
Home Sales NOI	23,085	6,479	33,694	13,027
Service, retail, dining and entertainment NOI	27,867	458	33,048	(1,121)
NOI	$303,694	$169,537	$524,136	$345,845

SUN COMMUNITIES, INC.
Seasonality of revenue

We evaluate segment operating performance based on NOI. The RV and marina industries are cyclical and seasonal in nature, and the results of operations in any one period may not be indicative of results in future periods.

In the RV market, certain properties maintain higher occupancy during the summer months, while other properties maintain higher occupancy during the winter months. The RV market typically shows a decline in demand over the winter months, yet usually produces higher growth in the spring and summer months due to higher use by vacationers. Real property - transient revenue is included in the RV segment revenue. As of June 30, 2021, we recognized 12.2 percent of the annual expected Real property - transient revenue in the first quarter, 28.1 percent in the second quarter, and expect to recognize 45.8 percent in the third quarter and 13.9 percent in the fourth quarter. Final percentages will not be known and disclosed until year end. Real property - transient revenue was approximately $134.7 million for the year ended December 31, 2020. In 2020, Real property - transient was recognized 18.8 percent in the first quarter, 15.6 percent in the second quarter, 44.9 percent in the third quarter and 20.7 percent in the fourth quarter.

In the marina market, demand for wet slip storage increases during the summer months as customers contract for the summer boating season, which also drives non-storage revenue streams such as service, fuel and on-premise restaurants or convenience storage. Demand for dry storage increases during the winter season as seasonal weather patterns require boat owners to store their vessels on dry docks and within covered racks. As of June 30, 2021, we recognized 18.9 percent of the expected seasonal Real property revenue in the first quarter, 26.6 percent in the second quarter, and expect to recognize 28.8 percent in the third quarter and 25.7 percent in the fourth quarter. Final percentages will not be known and disclosed until year end.

SUN COMMUNITIES, INC.
Comparison of the three and six months ended June 30, 2021 and 2020

Real Property Operations - Total Portfolio

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three and six months ended June 30, 2021 and 2020 (in thousands, except for statistical information):

	Three Months Ended				Six Months Ended
	June 30, 2021	June 30, 2020(1)	Change	% Change	June 30, 2021	June 30, 2020(1)	Change	% Change
Financial Information
Revenue
Real property (excluding Transient)	$290,129	$207,869	$82,260	39.6%	$558,895	$415,055	$143,840	34.7%
Real property - transient	76,998	25,715	51,283	199.4%	109,534	56,061	53,473	95.4%
Other	38,778	17,543	21,235	121.0%	68,089	38,360	29,729	77.5%
Total Operating	405,905	251,127	154,778	61.6%	736,518	509,476	227,042	44.6%
Expense
Property Operating	153,163	88,527	64,636	73.0%	279,124	175,537	103,587	59.0%
Real Property NOI	$252,742	$162,600	$90,142	55.4%	$457,394	$333,939	$123,455	37.0%
(1)Canadian currency figures included within the three and six months ended June 30, 2021 have been translated at the 2021 average exchange rates.

	As of
	June 30, 2021	June 30, 2020		Change
Other Information
Number of properties(1)	569	426		143

MH occupancy	96.7%
RV occupancy(2)	100.0%
MH & RV blended occupancy(3)	97.4%	97.3%		0.1%

Adjusted MH occupancy(4)	97.8%
Adjusted RV occupancy(5)	100.0%
Adjusted MH & RV occupancy(6)	98.3%	98.6%		(0.3)%

Sites available for MH & RV development	9,443	9,742		(299)

Monthly base rent per site - MH	$598	$584	(8)	$14
Monthly base rent per site - RV(7)	$519	$503	(8)	$16
Monthly base rent per site - Total	$580	$566	(8)	$14
(1)Includes MH communities, RV resorts and marinas.
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
(8)Canadian currency figures included within the three months ended June 30, 2020 have been translated at 2021 average exchange rates.

For the three months ended June 30, 2021, the $90.1 million increase in Real Property NOI consists of $34.5 million from Same Communities as detailed below, $41.6 million from the Marinas and $14.0 million from recently acquired properties as compared to the same period in 2020.

The $123.5 million increase in Real Property NOI consists of $39.0 million from Same Communities as detailed below, $66.6 million from marinas and $17.9 million from recently acquired properties in the six months ended June 30, 2021 as compared to the same period in 2020.

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

The following tables reflect certain financial and other information for our Same Communities as of and for the three and six months ended June 30, 2021 and 2020 (in thousands, except for statistical information).

	Three Months Ended
	Total Same Community				MH				RV
	June 30, 2021	June 30, 2020	Change	% Change	June 30, 2021	June 30, 2020	Change	% Change	June 30, 2021	June 30, 2020	Change	% Change
Financial Information
Revenue
Real property (excluding Transient)	$219,693	$205,449	$14,244	6.9%	$174,158	$166,473	$7,685	4.6%	$45,535	$38,976	$6,559	16.8%
Real property - transient	51,481	21,510	29,971	139.3%	362	173	189	109.2%	51,119	21,337	29,782	139.6%
Other	10,798	3,219	7,579	235.4%	4,869	1,130	3,739	330.9%	5,929	2,089	3,840	183.8%
Total Operating	281,972	230,178	51,794	22.5%	179,389	167,776	11,613	6.9%	102,583	62,402	40,181	64.4%
Expense
Property Operating	87,459	70,159	17,300	24.7%	44,984	40,226	4,758	11.8%	42,475	29,933	12,542	41.9%
Real Property NOI	$194,513	$160,019	$34,494	21.6%	$134,405	$127,550	$6,855	5.4%	$60,108	$32,469	$27,639	85.1%

	Six Months Ended
	Total Same Community				MH				RV
	June 30, 2021	June 30, 2020	Change	% Change	June 30, 2021	June 30, 2020	Change	% Change	June 30, 2021	June 30, 2020	Change	% Change
Financial Information
Revenue
Real property (excluding Transient)	$435,054	$410,667	$24,387	5.9%	$346,900	$331,301	$15,599	4.7%	$88,154	$79,366	$8,788	11.1%
Real property - transient	76,883	49,869	27,014	54.2%	962	1,101	(139)	(12.6)%	75,921	48,768	27,153	55.7%
Other	17,793	9,071	8,722	96.2%	9,695	4,940	4,755	96.3%	8,098	4,131	3,967	96.0%
Total Operating	529,730	469,607	60,123	12.8%	357,557	337,342	20,215	6.0%	172,173	132,265	39,908	30.2%
Expense
Property Operating	159,973	138,879	21,094	15.2%	87,989	80,911	7,078	8.7%	71,984	57,968	14,016	24.2%
Real Property NOI	$369,757	$330,728	$39,029	11.8%	$269,568	$256,431	$13,137	5.1%	$100,189	$74,297	$25,892	34.8%

SUN COMMUNITIES, INC.

	As of
	June 30, 2021	June 30, 2020		Change
Other Information
Number of properties	405	405		—

MH occupancy	97.4%
RV occupancy(1)	100.0%
MH & RV blended occupancy(2)	98.0%

Adjusted MH occupancy(3)	98.5%
Adjusted RV occupancy(4)	100.0%
Adjusted MH & RV blended occupancy(5)	98.8%	97.2%	(6)	1.6%

Sites available for development	7,246	7,553		(307)

Monthly base rent per site - MH	$601	$583	(8)	$18
Monthly base rent per site - RV(7)	$527	$504	(8)	$23
Monthly base rent per site - Total	$584	$565	(8)	$19
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
(8)Canadian currency figures included within three months ended June 30, 2020 have been translated at 2021 average exchange rates.

The amounts in the table above reflect constant currency for comparative purposes. We have reclassified water and sewer revenues of $16.8 million and $14.3 million for the three months ended June 30, 2021 and 2020, and $33.2 million and $29.1 million for the six months ended June 30, 2021 and 2020, to reflect the utility expenses associated with our Same Community portfolio net of recovery.

For the three months ended June 30, 2021 and 2020:
The Total Same Community $34.5 million, or 21.6 percent, growth in NOI is attributable to the RV segment $27.6 million, or 85.1 percent, increase in NOI and the MH segment $6.9 million, or 5.4 percent, growth in NOI.

The RV segment $27.6 million, or 85.1 percent, increase in NOI is primarily due to an increase in Real property - transient revenue of $29.8 million, or 139.6 percent, when compared to the same period in 2020 which was impacted by the required closure, or delayed opening, of over 40 of our RV resorts due to the COVID-19 pandemic.

The MH segment $6.9 million, or 5.4 percent, growth in NOI is primarily due to an increase in Real property (excluding transient) revenue of $7.7 million, or 4.6 percent, when compared to the same period in 2020. The MH property (excluding transient) revenue increased due to a 3.1 percent increase in monthly based rent and a 1.6 percent increase in Occupancy.

For the six months ended June 30, 2021 and 2020:
The Total Same Community $39.0 million, or 11.8 percent, growth in NOI is attributable to the RV segment $25.9 million, or 34.8 percent increase in NOI and the MH segment $13.1 million, or 5.1 percent, growth in NOI.

The RV segment $25.9 million, or 34.8 percent, increase in NOI is primarily due to an increase in Real property - transient revenue of $27.2 million, or 55.7 percent. The results of the comparative 2020 period were impacted by the required closure, or delayed opening, of over 40 of our RV resorts due to the COVID-19 pandemic.

The MH segment $13.1 million, or 5.1 percent, growth in NOI is primarily due to an increase in Real property (excluding transient) revenue of $15.6 million, or 4.7 percent. The Real property (excluding transient) revenue increased due to a 3.1 percent increase in monthly base rent per MH site when compared to the same period in 2020, and a 1.6 percent increase in occupancy.

SUN COMMUNITIES, INC.
Marinas Summary

The following table reflects certain financial and other information for our marinas as of and for the three and six months ended June 30, 2021 (in thousands, except for statistical information):

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Financial Information
Revenues
Real property (excluding Transient)	$61,914	$108,020
Real property - transient	4,257	5,125
Other	3,671	5,319
Total Operating	69,842	118,464
Expenses
Property Operating(a)	28,246	51,821
Real Property NOI	41,596	66,643
Service, retail, dining and entertainment
Service, retail, dining and entertainment revenue	82,238	126,592
Service, retail, dining and entertainment expense	61,017	99,026
Service, Retail, Dining and Entertainment NOI	21,221	27,566

Marina NOI	$62,817	$94,209

		As of
Other Information - Marinas		June 30, 2021
Number of properties(b)		114
Total wet slips and dry storage		41,275
(a) Marina results net $3.7 million and $6.3 million of certain utility revenue against the related utility expense in property operating and maintenance expense for three and six months ended June 30, 2021.
(b) Marina properties comprised of eight properties acquired in 2021 and 106 properties acquired in 2020.

SUN COMMUNITIES, INC.
Home Sales Summary

We purchase new homes and acquire pre-owned and repossessed manufactured homes, generally located within our communities, from lenders, dealers, and former residents to sell or lease to current and prospective residents.

The following table reflects certain financial and statistical information for our Home Sales Program for the three and six months ended June 30, 2021 and 2020 (in thousands, except for average selling prices and statistical information):

	Three Months Ended				Six Months Ended
	June 30, 2021	June 30, 2020	Change	% Change	June 30, 2021	June 30, 2020	Change	% Change
Financial Information
New Homes
New home sales	$34,761	$19,206	$15,555	81.0%	$57,733	$34,802	$22,931	65.9%
New home cost of sales	28,269	15,707	12,562	80.0%	46,943	28,317	18,626	65.8%
Gross Profit – new homes	6,492	3,499	2,993	85.5%	10,790	6,485	4,305	66.4%
Gross margin % – new homes	18.7%	18.2%	0.5%		18.7%	18.6%	0.1%
Average selling price – new homes	$153,132	$137,186	$15,946	11.6%	$153,545	$134,371	$19,174	14.3%

Pre-owned Homes
Pre-owned home sales	$47,087	$19,324	$27,763	143.7%	$76,314	$44,315	$31,999	72.2%
Pre-owned home cost of sales	25,945	13,474	12,471	92.6%	44,529	30,896	13,633	44.1%
Gross Profit – pre-owned homes	21,142	5,850	15,292	261.4%	31,785	13,419	18,366	136.9%
Gross margin % – pre-owned homes	44.9%	30.3%	14.6%		41.7%	30.3%	11.4%
Average selling price – pre-owned homes	$50,577	$41,028	$9,549	23.3%	$47,195	$39,744	$7,451	18.7%

Total Home Sales
Revenue from home sales	$81,848	$38,530	$43,318	112.4%	$134,047	$79,117	$54,930	69.4%
Cost of home sales	54,214	29,181	25,033	85.8%	91,472	59,213	32,259	54.5%
Home selling expenses	4,549	2,870	1,679	58.5%	8,881	6,877	2,004	29.1%
Home Sales NOI	$23,085	$6,479	$16,606	256.3%	$33,694	$13,027	$20,667	158.6%

Statistical Information
New home sales volume	227	140	87	62.1%	376	259	117	45.2%
Pre-owned home sales volume	931	471	460	97.7%	1,617	1,115	502	45.0%
Total home sales volume	1,158	611	547	89.5%	1,993	1,374	619	45.1%

Gross Profit - New Homes
For the three months ended June 30, 2021, the $3.0 million, or 85.5 percent, increase in gross profit is primarily the result of a 62.1 percent increase in new home sales volume coupled with a 11.6 percent increase in the new home average selling price, as compared to the same period in 2020.

For the six months ended June 30, 2021, the $4.3 million, or 66.4 percent, increase in gross profit is primarily the result of a 45.2 percent increase in new home sales volume coupled with a 14.3 percent increase in the new home average selling price, as compared to the same period in 2020.

Gross Profit - Pre-owned Homes
For the three months ended June 30, 2021, the $15.3 million, or 261.4 percent, increase in gross profit is primarily the result of a 97.7 percent increase in pre-owned home sales volume, coupled with a 14.6 percent increase in gross margin, primarily due to a 23.3 percent increase in the pre-owned home average selling price, as compared to the same period in 2020.

For the six months ended June 30, 2021, the $18.4 million, or 136.9 percent, increase in gross profit is primarily the result of a 45.0 percent increase in pre-owned home sales volume, coupled with a 11.4 percent increase in gross margin, primarily due to a 18.7 percent increase in the pre-owned home average selling price, as compared to the same period in 2020.

SUN COMMUNITIES, INC.
Homes sales NOI
For the three months ended June 30, 2021, the $16.6 million, or 256.3 percent, increase in NOI is primarily the result of a 89.5 percent increase in home sales volume coupled with increase in home average selling price, as compared to the same period in 2020.

For the six months ended June 30, 2021, the $20.7 million, or 158.6 percent, increase in NOI is primarily the result of a 45.1 percent increase in home sales volume coupled with increase in home average selling price, as compared to the same period in 2020.

SUN COMMUNITIES, INC.
Rental Program Summary

The following table reflects certain financial and other information for our Rental Program as of and for the three and six months ended June 30, 2021 and 2020 (in thousands, except for other information):

	Three Months Ended				Six Months Ended
	June 30, 2021	June 30, 2020	Change	% Change	June 30, 2021	June 30, 2020	Change	% Change
Financial Information
Revenues
Home rent	$17,060	$14,968	$2,092	14.0%	$34,082	$30,436	$3,646	12.0%
Site rent	18,649	18,591	58	0.3%	37,766	36,598	1,168	3.2%
Total	35,709	33,559	2,150	6.4%	71,848	67,034	4,814	7.2%

Expenses
Rental Program operating and maintenance	4,561	4,425	136	3.1%	9,785	9,248	537	5.8%
Rental Program NOI	$31,148	$29,134	$2,014	6.9%	$62,063	$57,786	$4,277	7.4%

Other Information
Number of sold rental homes	281	122	159	130.3%	492	356	136	38.2%
Number of occupied rentals, end of period					10,951	11,785	(834)	(7.1)%
Investment in occupied rental homes, end of period					$601,798	$621,327	$(19,529)	(3.1)%
Weighted average monthly rental rate, end of period					$1,076	$1,018	$58	5.7%

The Rental Program NOI is included in Real Property NOI. The Rental Program NOI is separately reviewed to assess the overall growth and performance of the Rental Program and its financial impact on the Company's operations.

For the three months ended June 30, 2021, Rental Program NOI increased $2.0 million, or 6.9 percent as compared to the same period in 2020. The increase is primarily due to an increase in Rental Program revenue of $2.2 million, or 6.4 percent, offset by an increase of 3.1 percent in expenses.

For the six months ended June 30, 2021, Rental Program NOI increased $4.3 million, or 7.4 percent as compared to the same period in 2020. The increase is primarily due to an increase in Rental Program revenue of $4.8 million, or 7.2 percent, due to a 5.7 percent increase in the weighted average monthly rental rate and a 38.2 percent increase in the number of homes rented.

SUN COMMUNITIES, INC.
Other Items - Statements of Operations(1)

The following table summarizes other income and expenses for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2021	June 30, 2020	Change	% Change	June 30, 2021	June 30, 2020	Change	% Change
Service, retail, dining and entertainment, net	$27,867	$458	$27,409	N/M	$33,048	$(1,121)	$34,169	N/M
Interest income	$2,719	$2,635	$84	3.2%	$5,350	$4,985	$365	7.3%
Brokerage commissions and other, net	$6,939	$3,274	$3,665	111.9%	$12,899	$7,187	$5,712	79.5%
General and administrative expense	$45,127	$26,527	$18,600	70.1%	$83,330	$51,876	$31,454	60.6%
Catastrophic event-related charges, net	$355	$(566)	$921	162.7%	$2,769	$40	$2,729	N/M
Business combination expense, net	$(201)	$—	$(201)	N/A	$1,031	$—	$1,031	N/A
Depreciation and amortization	$126,423	$87,265	$39,158	44.9%	$249,727	$170,954	$78,773	46.1%
Loss on extinguishment of debt (see Note 8)	$8,108	$1,930	$6,178	320.1%	$8,108	$5,209	$2,899	55.7%
Interest expense	$37,681	$31,428	$6,253	19.9%	$77,198	$63,844	$13,354	20.9%
Interest on mandatorily redeemable preferred OP units / equity	$1,041	$1,042	$(1)	(0.1)%	$2,077	$2,083	$(6)	(0.3)%
Gain / (loss) on remeasurement of marketable securities (see Note 14)	$27,494	$24,519	$2,975	12.1%	$31,155	$(4,128)	$35,283	854.7%
Gain / (loss) on foreign currency translation	$(264)	$10,374	$(10,638)	(102.5)%	$(239)	$(7,105)	$6,866	(96.6)%
Other expense, net	$(660)	$(821)	$161	(19.6)%	$(1,759)	$(1,793)	$34	(1.9)%
Gain / (loss) on remeasurement of notes receivable (see Note 4)	$93	$246	$(153)	62.2%	$469	$(1,866)	$2,335	125.1%
Income from nonconsolidated affiliates (see Note 6)	$794	$92	$702	763.0%	$1,965	$144	$1,821	N/M
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates (see Note 6)	$(115)	$1,132	$(1,247)	(110.2)%	$(11)	$(1,059)	$1,048	(99.0)%
Current tax expense (see Note 12)	$(1,245)	$(119)	$(1,126)	N/M	$(1,016)	$(569)	$(447)	78.6%
Deferred tax benefit / (expense) (see Note 12)	$(66)	$112	$(178)	(158.9)%	$81	$242	$(161)	(66.5)%
Preferred return to preferred OP units / equity	$3,035	$1,584	$1,451	91.6%	$5,899	$3,154	$2,745	87.0%
Income attributable to noncontrolling interests	$7,044	$2,861	$4,183	146.2%	$7,339	$1,899	$5,440	286.5%
(1) Only items determined by management to be material, of interest, or unique to the periods disclosed above are explained below.
N/M = Percentage change is not meaningful.

Service, retail, dining and entertainment, net - for the three and six months ended June 30, 2021, increased primarily due to the addition of service revenue from the Safe Harbor marina acquisition.

Brokerage commissions and other, net - for the three and six months ended June 30, 2021, increased primarily due to an increase in brokerage commissions as a result of an increase in the number of brokered home sales, as compared to 2020.

General and administrative expenses - for the three and six months ended June 30, 2021, increased primarily due to an increase in wages and incentives driven by growth in strategic initiatives and acquisition activity as compared to the same period in 2020.

Catastrophic event-related charges, net - for the three and six months ended June 30, 2021, increased primarily due to fire damages and the impact of named weather events.

Depreciation and amortization - for the three and six months ended June 30, 2021, increased as a result of property acquisitions during 2020 and 2021. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.
Loss on extinguishment of debt - for the three and six months ended June 30, 2021, increased primarily due to the termination of the Safe Harbor line of credit and financing activities as compared to the same period in 2020. Refer to Note 8, "Debt and Line of Credit," in our accompanying Consolidated Financial Statements for additional information.

Interest expense - for the three and six months ended June 30, 2021, increased primarily due to the higher carrying balance on the Safe Harbor prior line of credit as compared to the same period in 2020. The Safe Harbor line of credit was terminated in June 2021. Refer to Note 8, "Debt and Line of Credit," of our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on remeasurement of marketable securities - for the three and six months ended June 30, 2021 was the reflection of increase / (decrease) of publicly traded marketable securities. Refer to Note 14, "Fair Value of Financial Instruments," in our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on foreign currency translation - for the three months ended June 30, 2021, was a $0.3 million gain as compared to a $10.4 million loss in the same period in 2020, primarily due to fluctuations in exchange rates on Canadian and Australian denominated currencies. For the six months ended June 30, 2021, there was a $0.2 million loss as compared to a $7.1 million loss in the same period in 2020.

Income / (loss) on remeasurement of notes receivable - represents the change in fair value of our in-house financing notes receivable portfolio, for which we elected the fair value option on January 1, 2020. Refer to Note 4, "Notes and Other Receivables," and Note 14, "Fair Value of Financial Instruments," in our accompanying Consolidated Financial Statements for additional information.

Income / (loss) on remeasurement of investment in nonconsolidated affiliates - represents the adjustment of our equity investment in GTSC, for which we elected the fair value option on January 1, 2020. Refer to Note 6, "Investment in Nonconsolidated Affiliates," in our accompanying Consolidated Financial Statements for additional information.

Preferred return to preferred OP units / equity - for the three and six months ended June 30, 2021, increased primarily as a result of the volume of preferred OP units issued in conjunction with various acquisitions since 2020. Refer to Note 3, "Real Estate Acquisitions and Dispositions," and Note 9, "Equity and Temporary Equity," of our accompanying Consolidated Financial Statements for additional information.

Income attributable to noncontrolling interests - for the three months ended June 30, 2021, increased as compared to the same period in 2020, primarily due to improved financial performance of the Company and its consolidated VIEs. Refer to Note 7, "Consolidated Variable Interest Entities," in our accompanying Consolidated Financial Statements for additional information.

Current tax expense - for the three and six months ended June 30, 2021, increased as compared to the same periods in 2020, primarily due to improved financial performance of the Company and its consolidated VIEs and change in the quarterly tax allocation process. Refer to Note 12, "Income Taxes," in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.
Reconciliation of Net Income Attributable to Sun Communities, Inc. Common Stockholders to FFO

The following table reconciles Net income attributable to Sun Communities, Inc. common stockholders to FFO for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net Income Attributable to Sun Communities, Inc. Common Stockholders	$110,770	$58,910	$135,552	$42,824
Adjustments
Depreciation and amortization	126,227	87,296	249,303	171,048
Depreciation on nonconsolidated affiliates	31	19	61	19
(Gain) / loss on remeasurement of marketable securities	(27,494)	(24,519)	(31,155)	4,128
(Gain) / loss on remeasurement of investment in nonconsolidated affiliates	115	(1,132)	11	1,059
(Gain) / loss on remeasurement of notes receivable	(93)	(246)	(469)	1,866
Income attributable to noncontrolling interests	5,033	1,942	4,886	1,646
Preferred return to preferred OP units	478	—	958	1,000
Interest expense on Aspen preferred OP units	514	—	1,028	—
Gain on disposition of assets, net	(17,564)	(4,178)	(25,719)	(9,740)
FFO Attributable to Sun Communities, Inc. Common Stockholders and Dilutive Convertible Securities(1)	198,017	118,092	334,456	213,850

Adjustments
Business combination expense and other acquisition related costs(2)	2,284	504	4,237	889
Loss on extinguishment of debt	8,108	1,930	8,108	5,209
Catastrophic event-related charges, net	364	(567)	2,778	39
Loss of earnings - catastrophic event-related(3)	—	—	200	300
(Gain) / loss on foreign currency translation	264	(10,374)	239	7,105
Other expense, net	517	552	1,233	854
Deferred tax (benefits) / expenses	66	188	(81)	58
Core FFO Attributable to Sun Communities, Inc. Common Stockholders and Dilutive Convertible Securities(1)	$209,620	$110,325	$351,170	$228,304

Weighted average common shares outstanding - basic	112,082	95,859	110,007	94,134
Add
Common stock issuable upon conversion of stock options	—	1	—	1
Restricted stock	580	305	372	390
Common OP units	2,577	2,448	2,586	2,430
Common stock issuable upon conversion of certain preferred OP units	1,174	—	1,180	815
Weighted Average Common Shares Outstanding - Fully Diluted	116,413	98,613	114,145	97,770

FFO Attributable to Sun Communities, Inc. Common Stockholders and Dilutive Convertible Securities Per Share - Fully Diluted	$1.70	$1.20	$2.93	$2.19

Core FFO Attributable to Sun Communities, Inc. Common Stockholders and Dilutive Convertible Securities Per Share - Fully Diluted	$1.80	$1.12	$3.08	$2.34
(1)The effect of certain anti-dilutive convertible securities is excluded from these items.
(2)These costs represent business combination expenses and expenses incurred to bring recently acquired properties up to our operating standards, including items such as tree trimming and painting costs that do not meet our capitalization policy.
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

Subject to market conditions, we intend to continue to identify opportunities to expand our development pipeline and acquire existing properties. We finance acquisitions through available cash, secured financing, draws on our line of credit, the assumption of existing debt on properties and the issuance of equity securities. We will continue to evaluate acquisition opportunities that meet our criteria. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in the accompanying Consolidated Financial Statements for information regarding recent property acquisitions.

We also intend to continue to strengthen our capital and liquidity positions by focusing on our core fundamentals, which are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our liquidity requirements through available cash balances, cash flows generated from operations, draws on our line of credit, and the use of debt and equity offerings under our shelf registration statement. Refer to Note 8, "Debt and Line of Credit," and Note 9, "Equity and Temporary Equity," in the accompanying Consolidated Financial Statements for additional information.

Capital Expenditures - MH, RV and Marinas

Our capital expenditures include expansion sites and development construction costs, lot modifications, recurring capital expenditures and rental home purchases.

Expansion and development activities costs of $90.4 million and $127.1 million, were completed for the six months ended June 30, 2021 and 2020, respectively. Expansion and development expenditures consist primarily of construction costs and costs necessary to complete home and RV site improvements, such as driveways, sidewalks and landscaping at our MH communities and RV resorts.

Lot modification expenditures were $16.9 million and $14.2 million, for the six months ended June 30, 2021 and 2020, respectively, at our MH and RV properties. These expenditures improve asset quality in our communities and are incurred when an existing home is removed and the site is prepared for a new home (more often than not, a multi-sectional home). These activities, which are mandated by strict manufacturer's installation requirements and state building codes, include items such as new foundations, driveways and utility upgrades. These expenditures also improve asset quality in our RV resorts and are incurred when site upgrades are performed.

Recurring capital expenditures at our MH and RV properties were $21.7 million and $9.1 million, for the six months ended June 30, 2021 and 2020, respectively. These expenditures relate to our continued commitment to the upkeep of our MH and RV properties.

Recurring capital expenditures at our marinas were $5.9 million for the six months ended June 30, 2021, and include items such as: dredging, dock repairs and improvements, and equipment maintenance and upgrades.

Growth project expenditures were $36.4 million and $8.0 million, for the six months ended June 30, 2021 and 2020, respectively. Growth projects consist of revenue generating or expense reducing activities at MH communities, RV resorts and marinas. This includes, but is not limited to, utility efficiency and renewable energy projects, site, slip or amenity upgrades such as the addition of a garage, shed or boat lift, and other special capital projects that substantiate an incremental rental increase.

We invest in the acquisition of homes intended for the Rental Program and the purchase of vacation rental homes for rental at our RV resorts. Expenditures for these investments depend upon the condition of the markets for repossessions and new home sales, rental homes, and vacation rental homes. We finance certain of our new home and vacation rental home purchases with a $12.0 million manufactured home floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third-party financing of our home sales, available manufactured home floor plan financing and working capital available on our line of credit.

SUN COMMUNITIES, INC.
Cash Flow Activities

Our cash flow activities are summarized as follows (in thousands):

	Six Months Ended
	June 30, 2021	June 30, 2020
Net Cash Provided by Operating Activities	$470,708	$302,027
Net Cash Used for Investing Activities	$(865,486)	$(368,116)
Net Cash Provided by Financing Activities	$421,482	$420,665
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$267	$(192)

Cash, cash equivalents, and restricted cash increased by approximately $27.0 million from $92.6 million as of December 31, 2020, to $119.6 million as of June 30, 2021.

Operating Activities - Net cash provided by operating activities increased by $168.7 million from $302.0 million for the six months ended June 30, 2020 to $470.7 million for the six months ended June 30, 2021.

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

Investing Activities - Net cash used for investing activities was $865.5 million for the six months ended June 30, 2021, compared to $368.1 million for the six months ended June 30, 2020. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

Financing Activities - Net cash provided by financing activities was $421.5 million for the six months ended June 30, 2021, compared to $420.7 million for the six months ended June 30, 2020. Refer to Note 8, "Debt and Line of Credit," and Note 9, "Equity and Temporary Equity," in our accompanying Consolidated Financial Statements for additional information.

Financial Flexibility

In March 2020, the SEC adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The rule became effective January 4, 2021. In April 2021, we filed a new universal shelf registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by us.

Public Equity Offerings

On March 2, 2021, we priced a $1.1 billion underwritten public offering of an aggregate of 8,050,000 shares at a public offering price of $140.00 per share, before underwriting discounts and commissions. The offering consisted of 4,000,000 shares offered directly by us and 4,050,000 shares offered under a forward equity sales agreement (the "March 2021 Forward Equity Offering"). We sold the 4,000,000 shares on March 9, 2021 and received net proceeds of $537.6 million. In May and June 2021, we completed the physical settlement of the remaining 4,050,000 shares and received net proceeds of $539.7 million after deducting expenses related to the offering. Proceeds from the offering were used to acquire assets and pay down the Safe Harbor Facility.

On September 30, 2020 and October 1, 2020, we entered into two forward sale agreements (the "September 2020 Forward Equity Offerings") relating to an underwritten registered public offering of 9,200,000 shares of our common stock at a public offering price of $139.50 per share. The offering closed on October 5, 2020. On October 26, 2020, we physically settled the September 2020 Forward Equity Offerings (by the delivery of shares of our common stock). Proceeds from the offering were approximately $1.23 billion after deducting expenses related to the offering. We used the net proceeds of this offering to fund the cash portion of the acquisition of the Safe Harbor purchase price, and for working capital and general corporate purposes.

SUN COMMUNITIES, INC.
In May 2020, we closed an underwritten registered public offering of 4,968,000 shares of common stock. Proceeds from the offering were $633.1 million after deducting expenses related to the offering. We used the net proceeds of this offering to repay borrowings outstanding under the revolving loan under our senior credit facility.

At the Market Offering Sales Agreements

On June 4, 2021, we entered into the Sales Agreement with certain sales agents, and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $500.0 million of our common stock, through the sales agents, acting as our sales agents or, if applicable, as forward sellers, or directly to the sales agents as principals for their own accounts. The sales agents and forward sellers are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold under the Sales Agreement. There were no issuances of common stock under the new Sales Agreement during the six months ended June 30, 2021.

Upon entering into the Sales Agreement, we simultaneously terminated our previous At the Market Offering Sales Agreement entered into in July 2017. There were no issuances of common stock under the prior sales agreement during the six months ended June 30, 2021 or during the year ended December 31, 2020. Through June 4, 2021, we sold shares of our common stock for gross proceeds of $163.8 million under the prior sales agreement.

Senior Unsecured Notes

In June 2021, we received investment grade ratings of BBB and Baa3 with a stable outlook from S&P Global and Moody's, respectively. Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analysis of us, and, although it is our intent to maintain our investment grade credit ratings, there can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing indebtedness as maturities become due.

In June 2021, we issued $600.0 million of senior unsecured notes with an interest rate of 2.70 percent and a ten-year term, due 2031 (the "2031 Notes"). The net proceeds from the offering were approximately $592.4 million, after deducting underwriters' discounts and estimated offering expenses. The proceeds were used to pay down borrowings under our line of credit.

The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the 2031 Notes are guaranteed on a senior basis by Sun Communities, Inc. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company. Under Rule 3-10 of Regulation S-X, as amended, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the subsidiary obligor is consolidated into the parent company's consolidated financial statements, the parent guarantee is "full and unconditional" and, subject to certain exceptions, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. Accordingly, separate consolidated financial statements of the Operating Partnership have not been presented. Furthermore, as permitted under Rule 13-01(a)(4)(vi), we have excluded the summarized financial information for the Operating Partnership as the assets, liabilities and results of operations of the Operating Partnership are not materially different from the corresponding amounts presented in our consolidated financial statements and management believes such summarized financial information would be repetitive and not provide incremental value to investors.

Line of Credit

On June 14, 2021, we entered into a new credit agreement with certain lenders. The New Credit Agreement combined and replaced our prior $750.0 million A&R Facility and the $1.8 billion Safe Harbor Facility which were scheduled to mature on May 21, 2023 and October 11, 2024, respectively. The Safe Harbor Facility was terminated in connection with the execution of the New Credit Agreement. We repaid all amounts due and outstanding under the Safe Harbor Facility on or prior to such effective date. We recognized a Loss on extinguishment of debt in our Consolidated Statement of Operations related to the termination of the A&R Facility and Safe Harbor facility of $0.2 million and $7.9 million, respectively.

Pursuant to the New Credit Agreement, we may borrow up to $2.0 billion under the New Credit Facility. The New Credit Facility is available to fund all of the Company's business, including its marina business conducted by Safe Harbor. The New Credit Agreement also permits, subject to the satisfaction of certain conditions, additional borrowings (with the consent of the lenders) in an amount not to exceed $1.0 billion with the option to treat all, or a portion, of such additional funds as an incremental term loan.

SUN COMMUNITIES, INC.
The New Credit Facility has a four-year term ending June 14, 2025, and, at our option, the maturity date may be extended for two additional six-month periods, subject to the satisfaction of certain conditions. However, the maturity date with respect to $500.0 million of available borrowing under the New Credit Facility is October 11, 2024, which, under the terms of the New Credit Agreement, may not be extended. The New Credit Facility bears interest at a floating rate based on the Adjusted Eurocurrency Rate or Australian Bank Bill Swap Bid Rate (BBSY), plus a margin that is determined based on the Company's credit ratings calculated in accordance with the New Credit Agreement, which can range from 0.725 percent to 1.400 percent. As of June 30, 2021, the margin based on our credit ratings was 0.850 percent on the New Credit Facility.

At the lenders' option, the New Credit Facility will become immediately due and payable upon an event of default under the New Credit Agreement. We had $190.3 million of borrowings on the New Credit Facility as of June 30, 2021, all scheduled to mature June 14, 2025. As of December 31, 2020, we had $40.4 million of borrowings on the revolving loan and no borrowings on the term loan under our A&R Facility, respectively. As of December 31, 2020, we had $652.0 million and $500.0 million of borrowings under the revolving loan and term loan under the Safe Harbor Facility, respectively.

The New Credit Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under the New Credit Facility, but does reduce the borrowing amount available. At June 30, 2021 and December 31, 2020, we had approximately $3.2 million and $2.4 million (including none and $0.3 million associated with Safe Harbor's prior credit facility) of outstanding letters of credit, respectively.

Pursuant to the terms of the New Credit Facility, we are subject to various financial and other covenants. The most restrictive financial covenants for the New Credit Facility are as follows:

Covenant	Requirement	As of June 30, 2021
Maximum leverage ratio	<65.0%	24.2%
Minimum fixed charge coverage ratio	>1.40	3.84
Maximum dividend payout ratio	<95.0%	51.9%
Maximum secured leverage ratio	<40.0%	17.4%

In addition, we are required to maintain the following covenant with respect to the senior unsecured notes payable:

Covenant	Requirement	As of June 30, 2021
Total debt to total assets	≤ 60.0%	32.7%
Secured debt to total assets	≤ 40.0%	26.2%
Consolidated income available for debt service to debt service	≥ 1.50	5.90
Unencumbered total asset value to total unsecured debt	≥ 150.0%	934.3%

As of June 30, 2021, we were in compliance with the above covenants and do not anticipate that we will be unable to meet these covenants in the near term.

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, expansion and development of properties, other nonrecurring capital improvements and Operating Partnership unit redemptions through the long-term unsecured and secured indebtedness and the issuance of certain debt or equity securities subject to market conditions.

We had unrestricted cash on hand as of June 30, 2021 of approximately $103.5 million. As of June 30, 2021, there was approximately $1.8 billion of remaining capacity on the New Credit Facility. At June 30, 2021 we had a total of 346 unencumbered MH, RV and Marina properties.

SUN COMMUNITIES, INC.
From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, issue unsecured notes, obtain other debt financing or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the MH, RV and marina industries at the time, including the effects of the COVID-19 pandemic, the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those markets could make borrowing more difficult to secure, more expensive, or effectively unavailable. See "Risk Factors" in Part I, Item 1A of our 2020 Annual Report and in Part II, Item 1A of this report. If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of June 30, 2021, our net debt to enterprise value was approximately 16.8 percent (assuming conversion of all common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series C preferred OP units, Series D preferred OP units, Series E preferred OP units, Series F preferred OP units, Series G preferred OP units, Series H preferred OP units, Series I preferred OP units, and Series J preferred OP units to shares of common stock). Our debt has a weighted average maturity of approximately 10.4 years and a weighted average interest rate of 3.5 percent.

Off-Balance Sheet Arrangements

Our off-balance sheet investments include nonconsolidated affiliates. These investments all have varying ownership structures. Substantially all of our nonconsolidated affiliates are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control, over the operating and financial decisions of these joint venture arrangements. Refer to Note 6, "Investment in Nonconsolidated Affiliates," and Note 8, "Debt and Line of Credit," in the accompanying Consolidated Financial Statements, for additional information on our off-balance sheet investments.

Nonconsolidated Affiliate Indebtedness

GTSC - During September 2019, GTSC entered into a warehouse line of credit with a maximum loan amount of $125.0 million. During September 2020 and May 2021, the maximum amount was increased to $180.0 million and $230.0 million, respectively with an option to increase to $255.0 million subject to the lender's consent. As of June 30, 2021, the aggregate carrying amount of debt, including both our and our partner's share, incurred by GTSC was $201.9 million (of which our proportionate share is $80.8 million). The debt bears interest at a variable rate based on LIBOR plus 1.65 percent per annum and matures on September 15, 2023. Refer to Note 6, "Investment in Nonconsolidated Affiliates," in the accompanying Consolidated Financial Statements for additional information on our nonconsolidated affiliates.

Sungenia JV - During May 2020, Sungenia JV entered into a debt facility agreement with a maximum loan amount of 27.0 million Australian dollars, or $20.3 million converted at the June 30, 2021 exchange rate. As of June 30, 2021, the aggregate carrying amount of debt, including both our and our partners' share, incurred by Sungenia JV was $6.5 million (of which our proportionate share is $3.2 million). The debt bears interest at a variable rate based on Australian BBSY plus 2.05 percent per annum and is available for a minimum of three years. Refer to Note 6, "Investment in Nonconsolidated Affiliates," in the accompanying Consolidated Financial Statements for additional information on our nonconsolidated affiliates.

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
•changes in general economic conditions, the real estate industry and the markets in which we operate;
•difficulties in our ability to evaluate, finance, complete and integrate acquisitions, developments and expansions successfully;
•our liquidity and refinancing demands;
•our ability to obtain or refinance maturing debt;
•our ability to maintain compliance with covenants contained in our debt facilities and our senior unsecured notes;
•availability of capital;
•changes in foreign currency exchange rates, including between the U.S. dollar and each of the Canadian and Australian dollars;
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

SUN COMMUNITIES, INC.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in market factors such as interest rates, foreign currency exchange rates, commodity prices and equity prices.

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

Our variable rate debt totaled $231.5 million and $115.4 million as of June 30, 2021 and 2020, respectively, and bears interest at Adjusted Eurocurrency Rate or BBSY rate, plus a margin, and Prime or various LIBOR rates, respectively. If Adjusted Eurocurrency Rate or BBSY rate, and Prime or LIBOR rates increased or decreased by 1.0 percent, our interest expense would have increased or decreased by approximately $5.8 million and $1.5 million for the six months ended June 30, 2021 and 2020, respectively, based on the $1.2 billion and $306.3 million average balances outstanding under our variable rate debt facilities, respectively.

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

At June 30, 2021 and December 31, 2020, our stockholder's equity included $282.1 million and $250.8 million from our Canadian subsidiaries and Australian equity investments, respectively, which represented 4.2 percent and 4.5 percent of total stockholder's equity, respectively. Based on our sensitivity analysis, a 10.0 percent strengthening of the U.S. dollar against the Canadian and Australian dollar would have caused a reduction of $28.2 million and $25.1 million to our total stockholder's equity at June 30, 2021 and December 31, 2020.

Capital Market Risk

We are exposed to risks related to the equity capital markets, and our related ability to raise capital through the issuance of our common stock or other equity instruments. We are also exposed to risks related to the debt capital markets, and our related ability to finance our business through borrowings under other financing arrangements. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore requires us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing, and terms of capital we raise.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at June 30, 2021. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2021.

In October 2020, we completed the acquisition of Safe Harbor and are currently integrating Safe Harbor into our operations, compliance program and internal control processes. Safe Harbor constituted approximately 23 percent of our total assets as of December 31, 2020, including the goodwill and other intangible assets recorded as part of the purchase price allocation, and three percent of our revenues for the year ended December 31, 2020. SEC regulations allow companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition. We have excluded the acquired operation of Safe Harbor from our assessment of our internal control over financial reporting for the six months ended June 30, 2021. As of June 30, 2021, Safe Harbor represented approximately 26 percent of our total assets and 24 percent of our revenues for the quarter ending June 30, 2021.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Holders of our OP units have converted the following units during the three months ended June 30, 2021:

		Three Months Ended
		June 30, 2021
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)
Common OP units	1.0000	12,950	12,950
Series A-1 preferred OP units	2.4390	2,294	5,594
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

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Sun Communities, Inc. Articles of Restatement	Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K filed on February 22, 2018
3.2	Third Amended and Restated Bylaws	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on May 12, 2017
4.1	Indenture, dated as of June 28, 2021 by and between Sun Communities Operating Limited Partnership and UMB Bank, N.A. as trustee.	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on June 28, 2021
4.2	First Supplemental Indenture, dated as of June 28, 2021 by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc., and UMB Bank, N.A. as trustee.	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on June 28, 2021
4.3	Form of Global Note for 2.700% Notes due 2031	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on June 28, 2021
10.1*	Ninth Amendment to Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated April 21, 2021	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on April 23, 2021
10.2*
Fourth Amended and Restated Credit Agreement, dated June 14, 2021, among Sun Communities Operating Limited Partnership, as Borrower, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., Citizens Bank, N.A., BofA Securities, Inc., BMO Capital Markets Corp., JPMorgan Chase Bank, N.A., Fifth Third Bank, Regions Bank, Royal Bank of Canada, The Huntington National Bank, Truist Bank, U.S. Bank National Association, and Wells Fargo Bank, National Association, as Joint Lead Arrangers, and Citibank, N.A., Citizens Bank, N.A., BofA Securities, Inc., BMO Capital Markets Corp., and JPMorgan Chase Bank, N.A., as Joint Bookrunners, and Bank of America, N.A., JPMorgan Chase Bank, N.A., Bank of Montreal, and Citizens Bank, N.A., as Co-Syndication Agents
Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on June 14, 2021
22.1	List of issuers of guaranteed securities	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
* Certain schedules and exhibits have been omitted pursuance to Item 601(a)(5) of Regulation S-K because such schedules and exhibits do not contain information which is material to an investment decision or which is not otherwise disclosed in the filed agreements. The Company will furnish the omitted schedules and exhibits to the SEC upon request by the SEC.

ITEM 6. EXHIBITS (continued)

Exhibit No.	Description	Method of Filing
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	Filed herewith

SUN COMMUNITIES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 27, 2021	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)