Form 10-Q
period 2021-09-30
SUN COMMUNITIES INC
filed 2021-10-26
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2021.

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

Number of shares of Common Stock, $0.01 par value per share, outstanding as of October 19, 2021: 115,970,843

SUN COMMUNITIES, INC.
PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	September 30, 2021	December 31, 2020
Assets
Land	$2,457,236	$2,119,364
Land improvements and buildings	9,469,247	8,480,597
Rental homes and improvements	591,367	637,603
Furniture, fixtures and equipment	590,829	447,039
Investment property	13,108,679	11,684,603
Accumulated depreciation	(2,232,243)	(1,968,812)
Investment property, net (including $567,026 and $453,236 for consolidated VIEs at September 30, 2021 and December 31, 2020; see Note 7)	10,876,436	9,715,791
Cash, cash equivalents and restricted cash	85,619	92,641
Marketable securities (see Note 14)	160,321	124,726
Inventory of manufactured homes	43,708	46,643
Notes and other receivables, net	256,924	221,650
Goodwill	461,609	428,833
Other intangible assets, net	297,625	305,611
Other assets, net (including $28,670 and $25,072 for consolidated VIEs at September 30, 2021 and December 31, 2020; see Note 7)	401,054	270,691
Total Assets	$12,583,296	$11,206,586
Liabilities
Secured debt (see Note 8) (including $49,054 and $47,706 for consolidated VIEs at September 30, 2021 and December 31, 2020; see Note 7)	$3,403,436	$3,489,983
Unsecured debt (see Note 8) (including $35,249 and $35,249 for consolidated VIE at September 30, 2021 and December 31, 2020; see Note 7)	1,286,001	1,267,093
Distributions payable	98,453	86,988
Advanced reservation deposits and rent	223,471	187,730
Accrued expenses and accounts payable	232,590	148,435
Other liabilities (including $22,908 and $22,221 for consolidated VIEs at September 30, 2021 and December 31, 2020; see Note 7)	244,518	134,650
Total Liabilities	5,488,469	5,314,879
Commitments and contingencies (see Note 15)
Temporary equity (see Note 9) (including $37,064 and $32,719 for consolidated VIEs at September 30, 2021 and December 31, 2020; see Note 7)	292,394	264,379
Stockholders' Equity
Common stock, $0.01 par value. Authorized: 180,000 shares; Issued and outstanding: 115,959 September 30, 2021 and 107,626 December 31, 2020	1,160	1,076
Additional paid-in capital	8,170,322	7,087,658
Accumulated other comprehensive income	1,752	3,178
Distributions in excess of accumulated earnings	(1,475,634)	(1,566,636)
Total Sun Communities, Inc. stockholders' equity	6,697,600	5,525,276
Noncontrolling interests
Common and preferred OP units	85,756	85,968
Consolidated entities (including $18,527 and $16,084 for consolidated VIEs at September 30, 2021 and December 31, 2020; see Note 7)	19,077	16,084
Total noncontrolling interests	104,833	102,052
Total Stockholders' Equity	6,802,433	5,627,328
Total Liabilities, Temporary Equity and Stockholders' Equity	$12,583,296	$11,206,586

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues
Real property	$478,625	$320,488	$1,215,143	$829,964
Home sales	81,099	47,662	215,146	126,779
Service, retail, dining and entertainment	113,039	23,859	270,103	36,662
Interest	2,690	2,624	8,040	7,609
Brokerage commissions and other, net	8,841	5,881	21,740	13,068
Total Revenues	684,294	400,514	1,730,172	1,014,082
Expenses
Property operating and maintenance	158,095	98,775	391,609	239,413
Real estate tax	24,751	17,442	70,361	52,341
Home costs and selling	56,567	39,899	156,920	105,989
Service, retail, dining and entertainment	87,106	17,615	211,122	31,539
General and administrative	43,276	26,834	126,606	78,710
Catastrophic event-related charges, net	328	14	3,097	54
Business combination	—	—	1,031	—
Depreciation and amortization	127,091	88,499	378,068	259,453
Loss on extinguishment of debt (see Note 8)	—	—	8,108	5,209
Interest	39,026	30,214	116,224	94,058
Interest on mandatorily redeemable preferred OP units / equity	1,047	1,047	3,124	3,130
Total Expenses	537,287	320,339	1,466,270	869,896
Income Before Other Items	147,007	80,175	263,902	144,186
Gain / (loss) on remeasurement of marketable securities (see Note 14)	12,072	1,492	43,227	(2,636)
Gain / (loss) on foreign currency translation	(7,028)	5,023	(7,107)	(2,496)
Gain on dispositions of properties	108,104	5,595	108,104	5,595
Other expense, net	(9,372)	(3,511)	(10,041)	(4,890)
Gain / (loss) on remeasurement of notes receivable (see Note 4)	92	(445)	561	(2,311)
Income from nonconsolidated affiliates (see Note 6)	962	1,204	2,927	1,348
Loss on remeasurement of investment in nonconsolidated affiliates	(119)	(446)	(130)	(1,505)
Current tax benefit / (expense) (see Note 12)	(402)	107	(1,418)	(462)
Deferred tax benefit / (expense) (see Note 12)	(1,155)	562	(1,074)	804
Net Income	250,161	89,756	398,951	137,633
Less: Preferred return to preferred OP units / equity interests	3,101	1,645	9,000	4,799
Less: Income attributable to noncontrolling interests	15,290	6,907	22,629	8,806
Net Income Attributable to Sun Communities, Inc. Common Stockholders	$231,770	$81,204	$367,322	$124,028

Weighted average common shares outstanding - basic	115,136	97,542	111,717	95,270
Weighted average common shares outstanding - diluted	118,072	97,549	114,291	95,273

Basic earnings per share (see Note 13)	$2.00	$0.83	$3.27	$1.29
Diluted earnings per share (see Note 13)	$2.00	$0.83	$3.27	$1.29

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net Income	$250,161	$89,756	$398,951	$137,633
Foreign currency translation gain / (loss) adjustment	(3,606)	2,146	(1,491)	(1,282)
Total Comprehensive Income	246,555	91,902	397,460	136,351
Less: Comprehensive income attributable to noncontrolling interests	(15,129)	(6,804)	(22,564)	(8,419)
Comprehensive Income attributable to Sun Communities, Inc.	$231,426	$85,098	$374,896	$127,932

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF EQUITY
(In thousands) (Unaudited)

	Temporary Equity	Stockholders' Equity
		Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Stockholders' Equity	Total Equity
Balance at December 31, 2020	$264,379	$1,076	$7,087,658	$(1,566,636)	$3,178	$102,052	$5,627,328	$5,891,707
Issuance of common stock and common OP units, net	—	42	522,222	—	—	—	522,264	522,264
Conversion of OP units	—	—	1,150	—	—	(1,150)	—	—
Other redeemable non-controlling interests	52	—	—	(52)	—	—	(52)	—
Share-based compensation - amortization and forfeitures	—	—	7,118	62	—	—	7,180	7,180
Foreign currency translation	—	—	—	—	855	40	895	895
Net income / (loss)	(1,568)	—	—	27,647	—	1,862	29,509	27,941
Distributions	(1,804)	—	—	(92,823)	—	(3,260)	(96,083)	(97,887)
Other	—	—	(20)	758	—	(141)	597	597
Balance at March 31, 2021	$261,059	$1,118	$7,618,128	$(1,631,044)	$4,033	$99,403	$6,091,638	$6,352,697
Issuance of common stock and common OP units, net	—	40	537,557	—	—	—	537,597	537,597
Conversion of OP units	—	1	296	—	—	(297)	—	—
Other redeemable non-controlling interests	53	—	—	(53)	—	—	(53)	—
Share-based compensation - amortization and forfeitures	—	—	7,099	74	—	—	7,173	7,173
Issuance of Series J preferred OP units	24,000	—	—	—	—	—	—	24,000
Foreign currency translation	—	—	—	—	1,164	56	1,220	1,220
Net income	2,448	—	—	113,804	—	4,597	118,401	120,849
Distributions	(1,957)	—	—	(96,188)	—	(3,143)	(99,331)	(101,288)
Other	—	—	15	(836)	—	—	(821)	(821)
Balance at June 30, 2021	$285,603	$1,159	$8,163,095	$(1,614,243)	$5,197	$100,616	$6,655,824	$6,941,427
Issuance of common stock and common OP units, net	—	—	(813)	—	—	—	(813)	(813)
Conversion of OP units	—	1	1,336	—	—	(1,337)	—	—
Equity interest in consolidated entities	1,750	—	—	—	—	550	550	2,300
Other redeemable non-controlling interests	56	—	—	(55)	—	—	(55)	1
Share-based compensation - amortization and forfeitures	—	—	6,704	77	—	—	6,781	6,781
Foreign currency translation	—	—	—	—	(3,445)	(161)	(3,606)	(3,606)
Net income	7,023	—	—	234,871	—	8,267	243,138	250,161
Distributions	(2,038)	—	—	(96,246)	—	(3,101)	(99,347)	(101,385)
Other	—	—	—	(38)	—	(1)	(39)	(39)
Balance at September 30, 2021	$292,394	$1,160	$8,170,322	$(1,475,634)	$1,752	$104,833	$6,802,433	$7,094,827

SUN COMMUNITIES, INC.

		Stockholders' Equity
	Temporary Equity	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Stockholders' Equity	Total Equity
Balance at December 31, 2019	$78,004	$932	$5,213,264	$(1,393,141)	$(1,331)	$56,228	$3,875,952	$3,953,956
Issuance of common stock and common OP units, net	—	1	(7,141)	—	—	—	(7,140)	(7,140)
Conversion of OP units	—	—	446	—	—	(446)	—	—
Other redeemable non-controlling interests	98	—	—	(85)	—	—	(85)	13
Share-based compensation - amortization and forfeitures	—	—	4,928	93	—	—	5,021	5,021
Issuance of Series E preferred OP units	—	—	181	—	—	8,819	9,000	9,000
Foreign currency translation	—	—	—	—	(6,994)	(306)	(7,300)	(7,300)
Remeasurement of notes receivable and equity method investment	—	—	—	1,953	—	—	1,953	1,953
Net income / (loss)	(1,195)	—	—	(14,514)	—	231	(14,283)	(15,478)
Distributions	(457)	—	—	(73,730)	—	(2,918)	(76,648)	(77,105)
Balance at March 31, 2020	$76,450	$933	$5,211,678	$(1,479,424)	$(8,325)	$61,608	$3,786,470	$3,862,920
Issuance of common stock and common OP units, net	—	49	628,506	—	—	10,114	638,669	638,669
Conversion of OP units	—	1	130	—	—	(131)	—	—
Other redeemable non-controlling interests	(641)	—	—	(67)	—	—	(67)	(708)
Share-based compensation - amortization and forfeitures	—	—	7,284	92	—	—	7,376	7,376
Issuance of Series F preferred OP units	8,965	—	—	—	—	—	—	8,965
Foreign currency translation	—	—	—	—	3,850	22	3,872	3,872
Net income / (loss)	(300)	—	—	60,492	—	3,163	63,655	63,355
Distributions	(492)	—	—	(77,635)	—	(2,971)	(80,606)	(81,098)
Balance at June 30, 2020	$83,982	$983	$5,847,598	$(1,496,542)	$(4,475)	$71,805	$4,419,369	$4,503,351
Issuance of common stock and common OP units, net	—	—	(1,622)	—	—	—	(1,622)	(1,622)
Conversion of OP units	—	—	216	—	—	(216)	—	—
Equity interest consolidated entities	67	—	—	(67)	—	—	(67)	—
Share-based compensation - amortization and forfeitures	—	—	5,188	63	—	—	5,251	5,251
Issuance of Series G preferred OP units	26,071	—	—	—	—	—	—	26,071
Foreign currency translation	—	—	—	—	2,249	(103)	2,146	2,146
Net income	2,958	—	—	82,849	—	3,949	86,798	89,756
Distributions	(529)	—	—	(77,641)	—	(2,988)	(80,629)	(81,158)
Balance at September 30, 2020	$112,549	$983	$5,851,380	$(1,491,338)	$(2,226)	$72,447	$4,431,246	$4,543,795

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Operating Activities
Net Cash Provided By Operating Activities	$656,010	$464,458
Investing Activities
Investment in properties	(476,536)	(401,976)
Acquisitions of properties, net of cash acquired	(1,099,753)	(256,359)
Proceeds from disposition of assets and depreciated homes, net	80,765	37,389
Proceeds from disposition of properties	162,077	12,612
Issuance of notes and other receivables	(17,114)	(35,188)
Repayments of notes and other receivables	4,091	2,713
Investments in nonconsolidated affiliates	(27,398)	(33,390)
Distributions from nonconsolidated affiliates	10,716	8,491
Net Cash Used For Investing Activities	(1,363,152)	(665,708)
Financing Activities
Issuance of common stock, OP units and preferred OP units, net	1,059,048	619,793
Borrowings on lines of credit	2,405,240	1,221,980
Payments on lines of credit	(3,014,367)	(1,318,986)
Proceeds from issuance of debt	598,990	230,000
Contributions from noncontrolling interest	1,608	—
Payments on debt	(49,862)	(229,742)
Fees paid in connection with extinguishment of debt	(195)	(6,226)
Distributions	(289,112)	(231,500)
Payments for deferred financing costs	(10,961)	(3,322)
Net Cash Provided By Financing Activities	700,389	281,997
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(269)	(48)
Net change in cash, cash equivalents and restricted cash	(7,022)	80,699
Cash, cash equivalents and restricted cash, beginning of period	92,641	34,830
Cash, Cash Equivalents and Restricted Cash, End of Period	$85,619	$115,529

	Nine Months Ended
	September 30, 2021	September 30, 2020
Supplemental Information
Cash paid for interest (net of capitalized interest of $3,471 and $7,169 respectively)	$113,313	$100,047
Cash paid for interest on mandatorily redeemable debt	$3,124	$3,130
Cash paid for income taxes	$928	$1,069
Noncash investing and financing activities
Change in distributions declared and outstanding	$11,438	$7,861
Conversion of common and preferred OP units	$2,784	$793
Asset held for sale	$705	$—
Contingent consideration liability related to prior acquisitions	$15,332	$—
Noncash investing and financing activities at the date of acquisition
Acquisitions - Common stock and OP units issued	$—	$10,114
Acquisitions - Series E preferred interest	$—	$9,000
Acquisitions - Series F preferred interest	$—	$9,000
Acquisitions - Series G preferred interest	$—	$26,071
Acquisitions - Series J preferred interest	$24,000	$—

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

On January 1, 2021, we changed our organizational structure from a two-segment to a three-segment structure as a result of the recent acquisition of Safe Harbor and its internal organization. The new structure reflects how the chief operating decision maker manages the business, makes operating decisions, allocates resources and evaluates operating performance. Beginning with the three months ended March 31, 2021, we report our financial results consistent with our newly realigned operating segments. All prior period amounts are recast to conform to the way we internally manage our business and monitor segment performance. Certain reclassifications have been made to the prior period financial statements and related notes in order to conform to the current period presentation. The most significant changes were the combining of rental home revenue with real property revenue, the combining of rental home operating and maintenance expenses with property operating expenses, and the combining of home selling expenses with cost of home sales. Vacation rental home rent has been reclassified from ancillary income into real property. In addition, ancillary revenues and expenses have been renamed service, retail, dining & entertainment. There was no impact to prior period net income, stockholders equity or cash flows for any of the reclassifications.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
2. Revenue

The following tables detail our revenue by major source (in thousands):

	Three Months Ended
	September 30, 2021				September 30, 2020(1)
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Revenues
Real property	$203,648	$185,765	$89,212	$478,625	$188,177	$132,311	N/A	$320,488
Home sales	70,323	10,776	—	81,099	39,941	7,721	N/A	47,662
Service, retail, dining and entertainment	1,626	37,303	74,110	113,039	1,251	22,608	N/A	23,859
Interest	2,184	498	8	2,690	2,154	470	N/A	2,624
Brokerage commissions and other, net	3,636	4,846	359	8,841	2,920	2,961	N/A	5,881
Total Revenues	$281,417	$239,188	$163,689	$684,294	$234,443	$166,071	N/A	$400,514
(1) Recast to reflect segment changes.

	Nine Months Ended
	September 30, 2021				September 30, 2020(1)
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Revenues
Real property	$602,370	$398,833	$213,940	$1,215,143	$553,216	$276,748	N/A	$829,964
Home sales	185,576	29,570	—	215,146	110,797	15,982	N/A	126,779
Service, retail, dining and entertainment	5,340	64,061	200,702	270,103	4,377	32,285	N/A	36,662
Interest	6,353	1,656	31	8,040	6,293	1,316	N/A	7,609
Brokerage commissions and other, net	9,782	11,053	905	21,740	6,630	6,438	N/A	13,068
Total Revenues	$809,421	$505,173	$415,578	$1,730,172	$681,313	$332,769	N/A	$1,014,082
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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
3.      Real Estate Acquisitions and Dispositions

2021 Acquisitions and dispositions

During the nine months ended September 30, 2021, we acquired the following MH communities, RV resorts and marinas:

Community Name	Type	Sites, Wet Slips and Dry Storage Spaces	Development Sites	State / Province	Month Acquired
Sun Outdoors Association Island	RV: asset acquisition	294	—	NY	January
Blue Water Beach Resort	RV: asset acquisition	177	—	UT	February
Tranquility MHC	MH: asset acquisition	25	—	FL	February
Islamorada and Angler House(1)	Marina: asset acquisition	251	—	FL	February
Prime Martha's Vineyard(1)	Marina: asset acquisition	390	—	MA	March
Pleasant Beach Campground	RV: asset acquisition	102	—	ON, Canada	March
Cherrystone Family Camping Resort	RV: asset acquisition	669	—	VA	March
Beachwood Resort	RV: asset acquisition	672	—	WA	March
ThemeWorld RV Resort	RV: asset acquisition	148	—	FL	April
Sylvan Glen Estates(2)	MH: asset acquisition	476	—	MI	April
Shelter Island Boatyard	Marina: asset acquisition	55	—	CA	May
Lauderdale Marine Center	Marina: asset acquisition	202	—	FL	May
Apponaug Harbor(3)	Marina: asset acquisition	378	—	RI	June
Cabrillo Isle(4)	Marina: business combination	483	—	CA	June
Marathon Marina	Marina: asset acquisition	147	—	FL	June
Allen Harbor	Marina: asset acquisition	165	—	RI	July
Cisco Grove Campground & RV	RV: asset acquisition	18	407	CA	July
Four Leaf Portfolio(5)	MH: asset acquisition	2,545	340	MI / IN	July
Harborage Yacht Club	Marina: asset acquisition	300	—	FL	July
Zeman Portfolio(6)	RV: asset acquisition	686	—	IL / NJ	July
Southern Leisure Resort	RV: asset acquisition	496	—	FL	August
Sunroad Marina	Marina: asset acquisition	617	—	CA	August
Lazy Lakes RV	RV: asset acquisition	99	—	FL	August
Puerto del Rey	Marina: asset acquisition	1,450	—	Puerto Rico	September
Stingray Point	Marina: asset acquisition	219	—	VA	September
Detroit River	Marina: asset acquisition	440	—	MI	September
Jetstream RV Resort	RV: asset acquisition	202	—	TX	September
	Total	11,706	747
(1) Includes two marinas.
(2) In conjunction with the acquisition, we issued 240,000 Series J preferred OP units. As of September 30, 2021, 240,000 Series J preferred OP units were outstanding.
(3) Combined with an existing adjacent marina.
(4) Acquired in connection with the Safe Harbor acquisition. Transfer of the marina was contingent on receiving third party consent.
(5) Includes nine MH communities.
(6) Includes two RV communities.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table summarizes the amount of assets acquired, net of liabilities assumed at the acquisition date and the consideration paid for the MH community, RV resort and Marina acquisitions completed during the nine months ended September 30, 2021 (in thousands):

	At Acquisition Date					Consideration
	Investment in property	Inventory of manufactured homes, boat parts and retail related items	In-place leases, goodwill and other intangible assets	Other assets / (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Temporary and permanent equity	Total consideration
Asset Acquisition
Sun Outdoors Association Island	$14,965	$—	$41	$(248)	$14,758	$14,758	$—	$14,758
Blue Water Beach Resort	9,000	—	—	(151)	8,849	8,849	—	8,849
Tranquility MHC	1,250	—	—	(1)	1,249	1,249	—	1,249
Islamorada and Angler House	18,001	22	269	(317)	17,975	17,975	—	17,975
Prime Martha's Vineyard	22,258	138	127	(573)	21,950	21,950	—	21,950
Pleasant Beach Campground	1,531	—	57	1	1,589	1,589	—	1,589
Cherrystone Family Camping Resort	59,669	—	231	(2,029)	57,871	57,871	—	57,871
Beachwood Resort	14,004	—	211	(7,616)	6,599	6,599	—	6,599
ThemeWorld RV Resort	25,000	—	—	(104)	24,896	24,896	—	24,896
Sylvan Glen Estates	23,469	20	531	(269)	23,751	(249)	24,000	23,751
Shelter Island Boatyard	9,520	132	402	(85)	9,969	9,969	—	9,969
Lauderdale Marine Center	336,992	—	3,282	958	341,232	341,232	—	341,232
Apponaug Harbor	6,540	—	89	(689)	5,940	5,940	—	5,940
Marathon Marina	19,129	19	261	(227)	19,182	19,182	—	19,182
Allen Harbor	3,946	30	35	(111)	3,900	3,900	—	3,900
Cisco Grove Campground & RV	6,609	—	—	22	6,631	6,631	—	6,631
Four Leaf Portfolio	210,723	319	3,958	(464)	214,536	214,536	—	214,536
Harborage Yacht Club	17,392	43	4,646	(504)	21,577	21,577	—	21,577
Zeman Portfolio	14,184	—	731	(545)	14,370	14,370	—	14,370
Southern Leisure Resort	17,476	—	274	(329)	17,421	17,421	—	17,421
Sunroad Marina	38,570	—	537	44,008	83,115	83,115	—	83,115
Lazy Lakes RV	11,300	—	—	(66)	11,234	11,234	—	11,234
Puerto Del Rey(1)	93,377	610	—	(2,086)	91,901	91,901	—	91,901
Stingray Point	2,852	—	46	(287)	2,611	2,611	—	2,611
Detroit River	8,737	—	159	(599)	8,297	8,297	—	8,297
Jetstream RV Resort	17,025	—	475	(199)	17,301	17,301	—	17,301
Business Combination(2)
Cabrillo Isle	37,647	—	10,073	(703)	47,017	47,017	—	47,017
Total	$1,041,166	$1,333	$26,435	$26,787	$1,095,721	$1,071,721	$24,000	$1,095,721
(1) Purchase price allocation is preliminary as of September 30, 2021, subject to revision based on the final purchase price allocation.
(2) Refer to Note 5, "Goodwill and Other Intangibles Assets," for additional detail on goodwill and other intangible assets.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
As of September 30, 2021, we have incurred and capitalized $10.9 million of transaction costs which have been capitalized and allocated among the various fixed asset categories for purchases that meet the asset acquisition criteria. As of September 30, 2021, we also incurred $1.0 million of business combination expenses, which are expensed for purchases deemed to be business combinations.

The following unaudited pro forma financial information presents the results of our operations for the three and nine months ended September 30, 2021 and 2020, as if the properties combined through business combinations in 2021 had been acquired on January 1, 2020. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees and acquisition accounting.

The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisition been consummated on January 1, 2020 (in thousands, except per-share data):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Total revenues	$685,662	$401,867	$1,734,088	$1,017,988
Net income attributable to Sun Communities, Inc. common stockholders	$231,580	$82,122	$367,838	$125,905
Net income per share attributable to Sun Communities, Inc. common stockholders - basic	$2.01	$0.84	$3.29	$1.32
Net income per share attributable to Sun Communities, Inc. common stockholders - diluted	$1.96	$0.84	$3.22	$1.32

Land for Expansion / Development

During the three months ended September 30, 2021, we acquired three land parcels, which are located in Ft. Collins, Colorado; Ft. Lupton, Colorado; and Leighton, Michigan, approved for the development of over 500 MH sites, for total consideration of $7.7 million.

Refer to Note 18, "Subsequent Events," for information regarding real estate acquisitions completed after September 30, 2021.

Dispositions

On July 2, 2021, we sold two MH communities located in Indiana and Missouri, containing a combined 677 sites, for $67.5 million. The gain from the sale of the property was approximately $49.4 million.

On August 26, 2021, we sold four MH communities located in Arizona, Illinois and Missouri, containing a combined 1,137 sites, for $94.6 million. The gain from the sale of the property was approximately $58.7 million.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
2020 Acquisitions and dispositions

For the year ended December 31, 2020, we acquired the following MH communities, RV resorts and marinas.

Community Name	Type	Sites, Wet Slips and Dry Storage Spaces	Development Sites	State	Month Acquired
Cape Cod(1)	RV: asset acquisition	230	—	MA	January
Jellystone Natural Bridge	RV: asset acquisition	299	—	VA	February
Forest Springs(2)	MH: asset acquisition	372	—	CA	May
Crown Villa	RV: asset acquisition	123	—	OR	June
Flamingo Lake	RV: asset acquisition	421	—	FL	July
Woodsmoke	RV: asset acquisition	300	—	FL	September
Jellystone Lone Star	RV: asset acquisition	344	—	TX	September
El Capitan & Ocean Mesa(3)(4)	RV: asset acquisition	266	109	CA	September
Highland Green Estates & Troy Villa(5)	MH: asset acquisition	1,162	—	MI	September
Safe Harbor(6)	Marina: business combination	37,305	—	Various	October
Safe Harbor Hideaway Bay(7)	Marina: business combination	628	—	GA	November
Gig Harbor	RV: asset acquisition	115	—	WA	November
Maine MH Portfolio(8)	MH: asset acquisition	1,083	—	ME	November
Safe Harbor Anacapa Isle(7)	Marina: business combination	453	—	CA	December
Mears Annapolis	Marina: asset acquisitions	184	—	MD	December
Wickford	Marina: asset acquisitions	60	—	RI	December
Rybovich Portfolio(9)	Marina: business combination	78	—	FL	December
Rockland	Marina: asset acquisitions	173	—	ME	December
Mouse Mountain	MH / RV: asset acquisition	304	—	FL	December
Lakeview Mobile Estates	MH: asset acquisition	296	—	CA	December
Shenandoah Acres	RV: asset acquisition	522	—	VA	December
Jellystone at Barton Lake	RV: asset acquisition	555	—	IN	December
Kittatinny Portfolio(4)	RV: asset acquisition	527	—	NY & PA	December
	Total	45,800	109
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
(7) Acquired in connection with the Safe Harbor acquisition. Transfer of the marinas was contingent on receiving third party consents.
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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table summarizes the amounts of assets acquired, net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed in 2020 (in thousands):

	At Acquisition Date					Consideration
	Investment in property	Inventory of manufactured homes, boat parts and retail related items	Goodwill, In-place leases and other intangible assets	Other assets / (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Debt assumed	Temporary and permanent equity	Total consideration
Asset Acquisition
Cape Cod	$13,350	$—	$150	$(295)	$13,205	$4,205	$—	$9,000	$13,205
Jellystone Natural Bridge	11,364	—	80	(391)	11,053	11,053	—	—	11,053
Forest Springs	51,949	1,337	2,160	(107)	55,339	36,260	—	19,079	55,339
Crown Villa	16,792	—	—	(230)	16,562	16,562	—	—	16,562
Flamingo Lake	34,000	—	—	(155)	33,845	33,845	—	—	33,845
Woodsmoke	25,120	40	840	(461)	25,539	25,539	—	—	25,539
Jellystone Lone Star	21,000	—	—	(703)	20,297	20,297	—	—	20,297
El Capitan & Ocean Mesa	69,690	—	—	(10,321)	59,369	32,108	—	27,261	59,369
Highland Green Estates & Troy Villa	60,988	1,679	2,030	(15)	64,682	64,682	—	—	64,682
Gig Harbor	15,250	—	—	(22)	15,228	15,228	—	—	15,228
Maine MH Portfolio	79,890	—	1,359	30	81,279	72,479	8,800	—	81,279
Mears Annapolis	24,354	—	6,922	(546)	30,730	30,730	—	—	30,730
Wickford	3,468	—	42	(121)	3,389	3,389	—	—	3,389
Rockland	15,082	348	101	(368)	15,163	15,163	—	—	15,163
Mouse Mountain	15,221	—	279	(4)	15,496	15,496	—	—	15,496
Lakeview Mobile Estates	22,917	195	638	(72)	23,678	23,678	—	—	23,678
Shenandoah Acres	16,166	—	834	(197)	16,803	16,803	—	—	16,803
Jellystone at Barton Lake	23,462	—	538	(397)	23,603	23,603	—	—	23,603
Kittatinny Portfolio	16,220	—	30	29	16,279	16,279	—	—	16,279
Business Combination(1)
Safe Harbor(2)	1,643,879	5,700	435,077	(43,875)	2,040,781	1,141,797	829,000	69,984	2,040,781
Hideaway Bay	26,218	23	7,242	(1,077)	32,406	32,406	—	—	32,406
Anacapa Isle	10,924	—	3,146	60	14,130	14,130	—	—	14,130
Rybovich Portfolio(3)	122,064	620	249,840	(37)	372,487	258,123	—	114,364	372,487
Total	$2,339,368	$9,942	$711,308	$(59,275)	$3,001,343	$1,923,855	$837,800	$239,688	$3,001,343
(1) Refer to Note 5, "Goodwill and Other Intangibles Assets," for additional detail on goodwill and other intangible assets.
(2) Purchase price allocation was preliminary as of December 31, 2020 and was subsequently adjusted based on the final purchase price allocation. We reclassified $17.0 million from "Other assets / (liabilities), net" to "Goodwill, In-place leases and other intangible assets." The reclassifications consist of $11.4 million to goodwill in Q3 2021 and various other asset / liability true-ups of $5.7 million during Q1 and Q2 2021. These adjustments did not have any impact on the Statements of Operations.
(3) Purchase price allocation was preliminary as of December 31, 2020 and was adjusted as of March 31, 2021 based on the final purchase price allocation.

As of December 31, 2020, we have incurred $23.0 million of expensed business combination transaction costs (in relation to the acquisition Safe Harbor, Hideaway Bay, Anacapa Isle and the Rybovich Portfolio, as each such acquisition meets the criteria to be accounted for as business combination), and $13.4 million of capitalized transaction costs for asset acquisitions, which have been allocated among the various categories above.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Land for Expansion / Development

During the year ended December 31, 2020, we acquired eight land parcels, which are located in Orange Beach, Alabama; Jensen Beach, Florida; Citra Lakes, Florida; Comal County, Texas; and Menifee, California for total consideration of $9.7 million. Seven of the land parcels are adjacent to existing communities.

Dispositions

Real estate held-for-sale of $32.1 million as of December 31, 2020, was reclassified from Other assets, net to various line items on the Consolidated Balance Sheets during the three months ended March 31, 2021, as the sale of those assets was no longer probable. The primary reclassifications were $34.5 million of assets moved to Investment property, net and $3.8 million moved to Other liabilities on the Consolidated Balance Sheets.

On July 1, 2020, we sold a manufactured housing community located in Montana, containing 226 sites, for $12.6 million. The gain from the sale of the property was approximately $5.6 million.

4.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	September 30, 2021	December 31, 2020
Installment notes receivable on manufactured homes, net	$81,001	$85,866
Notes receivable from real estate developers	64,593	52,638
Other receivables, net	111,330	83,146
Total Notes and Other Receivables, net	$256,924	$221,650

Installment Notes Receivable on Manufactured Homes

Installment notes receivable are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC Topic 820 "Fair Value Measurements and Disclosures." The balances of installment notes receivable of $81.0 million (net of fair value adjustment of $0.7 million) and $85.9 million (net of fair value adjustment of $1.3 million) as of September 30, 2021 and December 31, 2020, respectively, are secured by manufactured homes. The notes represent financing to purchasers of manufactured homes located in our communities and require monthly principal and interest payments. The notes had a net weighted average interest rate (net of servicing costs) and maturity of 7.6 percent and 14.8 years as of September 30, 2021, and 7.8 percent and 15.2 years as of December 31, 2020, respectively. Refer to Note 14, "Fair Value of Financial Instruments," for additional detail.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The change in the aggregate balance of the installment notes receivable is as follows (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2021	December 31, 2020
Beginning balance of gross installment notes receivable	$87,142	$96,225
Financed sale of manufactured homes	7,232	5,014
Adjustment for notes receivable related to assets held for sale	477	(477)
Principal payments and payoffs from our customers	(8,867)	(8,977)
Principal reduction from repossessed homes	(2,342)	(4,643)
Dispositions of properties	(1,918)	—
Ending balance of gross installment notes receivable	81,724	87,142

Beginning balance of allowance for losses on installment notes receivables	—	(645)
Initial fair value option adjustment	—	645
Ending balance of allowance for losses on installment notes receivables	—	—

Beginning balance of fair value adjustments on gross installment notes receivable	(1,276)	—
Initial fair value option adjustment	—	991
Adjustment for notes receivable related to assets held for sale	(7)	7
Fair value adjustment	560	(2,274)
Fair value adjustments on gross installment notes receivable	(723)	(1,276)

Ending balance of installment notes receivable, net	$81,001	$85,866

Notes Receivable from Real Estate Developers

Notes receivable from real estate developers are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC Topic 820 "Fair Value Measurements and Disclosures." As of September 30, 2021 and December 31, 2020, the notes receivable balances of $64.6 million and $52.6 million, respectively are primarily comprised of construction loans provided to real estate developers. The notes receivable from real estate developers have a net weighted average interest rate and maturity of 6.3 percent and 1.3 years as of September 30, 2021, and 6.2 percent and 1.8 years as of December 31, 2020, respectively. As of September 30, 2021, real estate developers collectively have $10.3 million of undrawn funds on their loans. There were no material adjustments to the fair value of notes receivable from the real estate developers for the nine months ended September 30, 2021 and 2020. Refer to Note 14, "Fair Value of Financial Instruments," for additional information.

Other Receivables, net

Other receivables, net were comprised of amounts due from (in thousands):

	September 30, 2021	December 31, 2020
Home sale proceeds	$38,219	$23,643
Marina customers for storage service and lease payments, net(1)	26,286	19,197
MH and annual RV residents for rent, utility charges, fees and other pass through charges, net(2)	10,723	7,106
Insurance receivables	10,658	13,597
Other receivables(3)	25,444	19,603
Total Other Receivables, net	$111,330	$83,146
(1)Net of allowance of $1.6 million and $1.4 million as of September 30, 2021 and December 31, 2020, respectively.
(2)Net of allowance of $5.8 million and $7.2 million as of September 30, 2021 and December 31, 2020, respectively.
(3)Includes receivable from Rezplot Systems LLC, a nonconsolidated affiliate in which we have a 50 percent ownership interest. In June 2020, we made a convertible secured loan to Rezplot Systems LLC. The note allows for a principal amount of up to $10.0 million to be drawn down over a period of three years, bears an interest rate of 3.0 percent and is secured by all the assets of Rezplot Systems LLC. The outstanding balances were $7.6 million and $2.0 million as of September 30, 2021 and December 31, 2020, respectively. Refer to Note 6, "Investment in Nonconsolidated Affiliates," for additional information on Rezplot Systems LLC.

5.    Goodwill and Other Intangibles Assets

Our intangible assets include goodwill, in-place leases, non-competition agreements, trademarks and trade names, customer relationships, and franchise agreements and other intangible assets. These intangible assets are recorded in Goodwill and Other intangible assets, net on the Consolidated Balance Sheets.

Goodwill

The change in the carrying amount of goodwill is as follows (in thousands):

	December 31, 2020	Acquisitions	September 30, 2021
Goodwill	$428,833	$32,776	$461,609

Goodwill was preliminary as of December 31, 2020, subject to revisions based on purchase price allocations for the Safe Harbor and Rybovich business combination acquisitions which are reflected in the goodwill balance as of September 30, 2021.

Goodwill impairment - Upon review of the qualitative factors in accordance with ASC 350-20, "Goodwill and Other," we determined that no impairment indicators existed as of September 30, 2021 and December 31, 2020. As a result, there was no impairment of goodwill during the nine months ended September 30, 2021.

Other intangible assets, net

The gross carrying amounts and accumulated amortization of our intangible assets are as follows (in thousands):

		September 30, 2021		December 31, 2020
Other Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	Expected term	$160,862	$(114,757)	$145,531	$(92,327)
Non-competition agreements	5 years	10,000	(1,500)	10,000	—
Trademarks and trade names	Various(1)	116,690	(625)	116,500	—
Customer relationships	7 - 15 years	107,978	(9,401)	108,000	(2,371)
Franchise agreements and other intangible assets	5.5 - 20 years	33,520	(5,142)	23,856	(3,578)
Total		$429,050	$(131,425)	$403,887	$(98,276)
(1)All trademarks and trade names have an indefinite useful life except for one that has a three year useful life as of the acquisition date.

Amortization expenses related to the Other intangible assets are as follows (in thousands):

	Three Months Ended		Nine Months Ended
Other Intangible Asset Amortization Expense	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
In-place leases	$5,664	$3,727	$22,457	$10,758
Non-competition agreements	500	—	1,500	—
Trademarks and trade names	208	—	625	—
Customer relationships	2,709	—	7,029	—
Franchise fees and other intangible assets	678	205	1,660	614
Total	$9,759	$3,932	$33,271	$11,372

We anticipate amortization expense for Other intangible assets to be as follows for the next five years (in thousands):

	Remainder 2021	2022	2023	2024	2025
In-place leases	$5,519	$13,215	$9,491	$6,619	$5,778
Non-competition agreements	500	2,000	2,000	2,000	2,000
Trademarks and trade names	208	833	833	—	—
Customer relationships	2,710	10,838	10,838	10,838	10,838
Franchise agreements and other intangible assets	626	2,502	2,473	2,410	2,389
Total	$9,563	$29,388	$25,635	$21,867	$21,005

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

RezPlot Systems LLC ("Rezplot")
At September 30, 2021 and December 31, 2020, we had a 50 percent ownership interest in RezPlot, a RV reservation software technology company, which interest we acquired in January 2019.

Sungenia joint venture ("Sungenia JV")
At September 30, 2021 and December 31, 2020, we had a 50 percent ownership interest in Sungenia JV, a joint venture formed between us and Ingenia Communities Group in November 2018, to establish and grow a manufactured housing community development program in Australia.

GTSC LLC ("GTSC")
At September 30, 2021 and December 31, 2020, we had a 40 percent ownership interest in GTSC, which engages in acquiring, holding and selling loans secured, directly or indirectly, by manufactured homes located in our communities.

Origen Financial Services, LLC ("OFS")
At September 30, 2021 and December 31, 2020, we had a 22.9 percent ownership interest in OFS, an end-to-end online resident screening and document management suite.

SV Lift, LLC ("SV Lift")
At September 30, 2021 and December 31, 2020, we had a 50 percent ownership interest in SV Lift, which owns, operates and leases an aircraft.

The investment balance in each nonconsolidated affiliate is as follows (in thousands):

	Nine Months Ended	Year Ended
Investment	September 30, 2021	December 31, 2020
Investment in RezPlot	$1,302	$3,047
Investment in Sungenia JV	33,278	26,890
Investment in GTSC	34,767	25,495
Investment in OFS	321	152
Investment in SV Lift	2,978	3,490
Total	$72,646	$59,074

The income / (loss) from each nonconsolidated affiliate is as follows (in thousands):

	Three Months Ended		Nine Months Ended
Income / (Loss) from Nonconsolidated Affiliates	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
RezPlot equity income / (loss)	$(789)	$5	$(1,745)	$(1,150)
Sungenia JV equity income	432	51	1,241	198
GTSC equity income	1,653	1,263	4,250	2,723
OFS equity income	43	54	169	134
SV Lift equity loss	(377)	(169)	(988)	(557)
Total Income from Nonconsolidated Affiliates	$962	$1,204	$2,927	$1,348

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The change in the GTSC investment balance is as follows (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2021	December 31, 2020
Beginning balance	$25,495	$18,488
Initial fair value option adjustment	—	317
Contributions	20,117	19,030
Distributions	(14,965)	(14,676)
Equity earnings	4,250	3,944
Fair value adjustment	(130)	(1,608)
Ending Balance	$34,767	$25,495

The change in the Sungenia JV investment balance is as follows (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2021	December 31, 2020
Beginning balance	$26,890	$11,995
Cumulative translation adjustment	(1,658)	2,180
Contributions	6,805	12,377
Equity earnings	1,241	338
Ending Balance	$33,278	$26,890

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7.      Consolidated Variable Interest Entities

The Operating Partnership

We consolidate the Operating Partnership under the guidance set forth in ASC 810 "Consolidation." We evaluated whether the Operating Partnership met the criteria for classification as variable interest entity ("VIE") or, alternatively, voting interest entity and concluded that the Operating Partnership met the criteria of a VIE. Our significant asset is our investment in the Operating Partnership, and consequently, substantially all of our assets and liabilities represent those assets and liabilities of the Operating Partnership. We are the sole general partner and generally have the power to manage and have complete control over the Operating Partnership and the obligation to absorb its losses or the right to receive its benefits.

Sun NG RV Resorts LLC ("Sun NG Resorts"); Rudgate Village SPE, LLC, Rudgate Clinton SPE, LLC, and Rudgate Clinton Estates SPE, LLC (collectively, "Rudgate"); Sun NG Whitewater RV Resorts LLC; FPG Sun Menifee 80 LLC, SHM South Fork JV, LLC; Sun Solar Energy Project LLC (the "Sun Solar JV")

We consolidate Sun NG Resorts, Rudgate, Sun NG Whitewater RV Resorts LLC, FPG Sun Menifee 80 LLC, SHM South Fork JV, LLC, and Sun Solar JV under the guidance set forth in ASC Topic 810 "Consolidation." We concluded that each entity is a VIE where we are the primary beneficiary, as we have the power to direct the significant activities of, and absorb the significant losses and receive the significant benefits from each entity. Refer to Note 8, "Debt and Line of Credit," for additional information on Sun NG Resorts and Note 9, "Equity and Temporary Equity," for additional information on Sun NG Resorts, Sun NG Whitewater RV Resorts LLC, FPG Sun Menifee 80 LLC, SHM South Fork JV, LLC, and Sun Solar JV.

The following table summarizes the assets and liabilities of Sun NG Resorts, Rudgate, Sun NG Whitewater RV Resorts LLC, FPG Sun Menifee 80 LLC, SHM South Fork JV, LLC, and Sun Solar JV included in our Consolidated Balance Sheets after eliminations (in thousands):

	September 30, 2021	December 31, 2020
Assets
Investment property, net	$567,026	$453,236
Other assets, net	28,670	25,072
Total Assets	$595,696	$478,308

Liabilities and Other Equity
Secured debt	$49,054	$47,706
Unsecured debt	35,249	35,249
Other liabilities	22,908	22,221
Total Liabilities	107,211	105,176
Temporary equity	37,064	32,719
Noncontrolling interests	18,527	16,084
Total Liabilities and Other Equity	$162,802	$153,979

Investment property, net and Other assets, net related to the consolidated VIEs, with the exception of the Operating Partnership, comprised approximately 4.7 percent and 4.3 percent of our consolidated total assets at September 30, 2021 and December 31, 2020, respectively. Secured debt, Unsecured debt and Other liabilities comprised 2.0 percent of our consolidated total liabilities at September 30, 2021 and December 31, 2020, respectively. Equity Interests and Noncontrolling interests related to the consolidated VIEs, on an absolute basis, comprised less than 1.0 percent of our consolidated total equity at September 30, 2021 and December 31, 2020, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

8.      Debt and Line of Credit

The following table sets forth certain information regarding debt including premiums, discounts and deferred financing costs (in thousands except statistical information):

	Carrying Amount		Weighted Average Years to Maturity		Weighted Average Interest Rates
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Secured Debt	$3,403,436	$3,489,983	10.8	11.4	3.780%	3.751%
Unsecured Debt
Senior unsecured notes	591,252	—	9.8	0.0	2.700%	—%
Line of credit and other debt	624,837	1,197,181	3.7	3.7	0.976%	2.107%
Preferred equity - Sun NG Resorts - mandatorily redeemable	35,249	35,249	3.0	3.8	6.000%	6.000%
Preferred OP units - mandatorily redeemable	34,663	34,663	4.4	5.1	5.932%	5.932%
Total Unsecured Debt	1,286,001	1,267,093
Total Debt	$4,689,437	$4,757,076	9.6	9.4	3.303%	3.370%

Secured Debt

Secured debt consists primarily of mortgage term loans.

During the nine months ended September 30, 2021, no mortgage term loans were paid off. During the year ended December 31, 2020, we paid off the following mortgage term loans (in thousands except statistical information):

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

During the nine months ended September 30, 2021, we did not enter into any new mortgage term loans. During the year ended December 31, 2020, we entered into the following mortgage term loans (in thousands except statistical information):

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

The mortgage term loans totaling $3.4 billion as of September 30, 2021, are secured by 192 properties comprised of 76,436 sites representing approximately $3.2 billion of net book value.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Unsecured Debt

Senior Unsecured Notes

On June 28, 2021, we issued $600.0 million of senior unsecured notes with an interest rate of 2.7 percent and a ten-year term, due July 15, 2031 (the "2031 Notes"). Interest on the senior unsecured notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2022. The net proceeds from the offering were approximately $592.4 million, after deducting underwriters' discounts and estimated offering expenses. The proceeds were used to pay down borrowings under our line of credit. The outstanding balance was $591.3 million at September 30, 2021. This balance is recorded in the Unsecured debt line item on the Consolidated Balance Sheets.

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

The New Credit Facility has a four-year term ending June 14, 2025, and, at our option, the maturity date may be extended for two additional six-month periods, subject to the satisfaction of certain conditions. However, the maturity date with respect to $500.0 million of available borrowing under the New Credit Facility is October 11, 2024, which, under the terms of the New Credit Agreement, may not be extended. The New Credit Facility bears interest at a floating rate based on the Adjusted Eurocurrency Rate or Australian Bank Bill Swap Bid Rate (BBSY), plus a margin that is determined based on the Company's credit ratings calculated in accordance with the New Credit Agreement, which can range from 0.725 percent to 1.400 percent. As of September 30, 2021, the margin based on our credit ratings was 0.850 percent on the New Credit Facility.

At the lenders' option, the New Credit Facility will become immediately due and payable upon an event of default under the New Credit Agreement. We had $589.5 million of borrowings on the New Credit Facility as of September 30, 2021, all scheduled to mature June 14, 2025. As of December 31, 2020, we had $40.4 million of borrowings on the revolving loan and no borrowings on the term loan under our A&R Facility, respectively. As of December 31, 2020, we had $652.0 million and $500.0 million of borrowings under the revolving loan and term loan under Safe Harbor Facility, respectively. These balances are recorded in the Unsecured debt line item on the Consolidated Balance Sheets.

The New Credit Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under the New Credit Facility, but does reduce the borrowing amount available. At September 30, 2021 and December 31, 2020, we had approximately $3.2 million and $2.4 million (including none and $0.3 million associated with Safe Harbor's prior credit facility) of outstanding letters of credit, respectively.

Unsecured Term Loan

In October 2019, we assumed a term loan facility, in the amount of $58.0 million in relation to an acquisition. The term loan has a four-year term ending October 29, 2023, and bears interest at a floating rate based on the Eurodollar rate or Prime rate plus a margin ranging from 1.20 percent to 2.05 percent. Effective July 1, 2021, the agreement was amended to release the associated collateral. The amendment extended the term loan facility maturity date to October 29, 2025 and adjusted the interest rate margin to a range from 0.80 percent to 1.60 percent. As of September 30, 2021, the margin was 0.95 percent. The outstanding balance was $35.3 million at September 30, 2021 and $45.0 million at December 31, 2020. These balances are recorded in the Unsecured debt and Secured debt line items on the Consolidated Balance Sheets, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Floor Plan

We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us at least a 12-month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate as quoted in the Wall Street Journal on the first business day of each month or 6.0 percent. At September 30, 2021, the effective interest rate was 7.0 percent. There was no outstanding balance as of September 30, 2021. The outstanding balance was $4.8 million as of December 31, 2020. These balances are recorded within the Unsecured debt line item on the Consolidated Balance Sheets.

Preferred Equity - Sun NG Resorts - mandatorily redeemable

In connection with the investment in Sun NG Resorts, $35.3 million of mandatorily redeemable Preferred Equity ("Preferred Equity - Sun NG Resorts") was purchased by unrelated third parties. The Preferred Equity - Sun NG Resorts carries a preferred rate of return of 6.0 percent per annum. The Preferred Equity - Sun NG Resorts has a seven-year term ending June 1, 2025 and $33.4 million can be redeemed in the fourth quarter of 2024 at the holders' option. The Preferred Equity - Sun NG Resorts as of September 30, 2021 was $35.2 million. These balances are recorded within the Unsecured debt line item on the Consolidated Balance Sheets. Refer to Note 7, "Consolidated Variable Interest Entities," and Note 9, "Equity and Temporary Equity," for additional information.

Preferred OP Units - mandatorily redeemable

Preferred OP units at September 30, 2021 and December 31, 2020 include $34.7 million of Aspen preferred OP units issued by the Operating Partnership. As of September 30, 2021, these units are convertible indirectly into 388,056 shares of our common stock.

In January 2020, we amended the Operating Partnership's partnership agreement. The amendment extended the automatic redemption date and reduced the annual distribution rate for 270,000 of the Aspen preferred OP units (the "Extended Units"). Subject to certain limitations, at any time prior to January 1, 2024 (or prior to January 1, 2034 with respect to the Extended Units), the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the average closing price of our common stock for the preceding ten trading days is $68.00 per share or less, 0.397 common OP units; or (b) if the ten-day average closing price is greater than $68.00 per share, the number of common OP units is determined by dividing (i) the sum of (A) $27.00 plus (B) 25.0 percent of the amount by which the ten-day average closing price exceeds $68.00 per share, by (ii) the ten-day average closing price. The current preferred distribution rate is 3.8 percent on the Extended Units and 6.5 percent on all other Aspen preferred OP units. On January 2, 2024 (or January 2, 2034 with respect to the Extended Units), we are required to redeem for cash all Aspen preferred OP units that have not been converted to common OP units. As of September 30, 2021, 270,000 of the Extended Units and 1,013,819 other Aspen preferred units were outstanding. These balances are recorded within the Unsecured debt line item on the Consolidated Balance Sheets.

Covenants

The mortgage term loans, senior unsecured notes, New Credit Facility and floor plan are subject to various financial and other covenants. The most restrictive covenants are pursuant to (a) the terms of the New Credit Facility, which contains a minimum fixed charge coverage ratio, maximum leverage, distribution ratios and variable rate indebtedness and (b) senior unsecured notes, which contain a total debt to total assets, secured debt to total assets, consolidated income available for debt service to debt service and unencumbered total asset value to unsecured debt covenants. At September 30, 2021 we were in compliance with all covenants.

In addition, certain of our subsidiary borrowers own properties that secure loans. These subsidiaries are consolidated within our accompanying Consolidated Financial Statements, however, each of these subsidiaries' assets and credit are not available to satisfy our debts and other obligations, and any of our other subsidiaries or any other person or entity.

Off-Balance Sheet Arrangements - Nonconsolidated Affiliate Indebtedness

GTSC - During September 2019, GTSC, a nonconsolidated affiliate in which we have a 40 percent ownership interest, entered into a warehouse line of credit with a maximum loan amount of $125.0 million. During September 2020 and May 2021, the maximum amount was increased to $180.0 million and $230.0 million, respectively with an option to increase to $255.0 million subject to the lender's consent. As of September 30, 2021, the aggregate carrying amount of debt, including both our and our partner's share, incurred by GTSC was $218.4 million (of which our proportionate share is $87.3 million). As of December 31, 2020, the aggregate carrying amount of debt, including both our and our partner's share, incurred by GTSC was $167.7 million (of which our proportionate share is $67.1 million). The debt bears interest at a variable rate based on LIBOR plus 1.65 percent per annum and matures on September 15, 2023.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Sungenia JV - During May 2020, Sungenia JV, a nonconsolidated affiliate in which we have a 50 percent ownership interest, entered into a debt facility agreement with a maximum loan amount of $27.0 million Australian dollars, or $19.5 million converted at the September 30, 2021 exchange rate. As of September 30, 2021, the aggregate carrying amount of debt, including both our and our partners' share, incurred by Sungenia JV was $6.2 million (of which our proportionate share is $3.1 million). As of December 31, 2020, the aggregate carrying amount of debt, including both our and our partners' share, incurred by Sungenia JV was $6.7 million (of which our proportionate share is $3.3 million). The debt bears interest at a variable rate based on the BBSY rate plus 2.05 percent per annum and is available for a minimum of three years.

9.      Equity and Temporary Equity

Permanent Equity

Universal Shelf Registration Statement

On April 5, 2021, in connection with the expiration of our universal shelf registration statement on Form S-3, that was filed with the SEC on April 6, 2018, we filed a new universal shelf registration statement on Form S-3 with the SEC. The new universal shelf registration statement was deemed automatically effective and provides for the registration of unspecified amounts of equity and debt securities. We have the authority to issue 200,000,000 shares of capital stock, of which 180,000,000 shares are common stock, par value $0.01 per share, and 20,000,000 are shares of preferred stock, par value $0.01 per share. As of September 30, 2021, we had 115,959,116 shares of common stock issued and outstanding and no shares of preferred stock were issued and outstanding.

Public Equity Offerings

On March 2, 2021, we priced a $1.1 billion underwritten public offering of an aggregate of 8,050,000 shares at a public offering price of $140.00 per share, before underwriting discounts and commissions. The offering consisted of 4,000,000 shares offered directly by us and 4,050,000 shares offered under a forward equity sales agreement. We sold the 4,000,000 shares on March 9, 2021 and received net proceeds of $537.6 million after deducting expenses related to the offering. In May and June 2021, we completed the physical settlement of the remaining 4,050,000 shares and received net proceeds of $539.7 million after deducting expenses related to the offering. Proceeds from the offering were used to acquire assets and pay down the Safe Harbor Facility.

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

At the Market Offering Sales Agreements

On June 4, 2021, we entered into an At the Market Offering Sales Agreement (the "Sales Agreement") with certain sales agents, and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $500.0 million of our common stock, through the sales agents, acting as our sales agents or, if applicable, as forward sellers, or directly to the sales agents as principals for their own accounts. The sales agents and forward sellers are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold under the Sales Agreement. We forward sold 107,400 shares of common stock under the new Sales Agreement for $21.4 million during the three and nine months ended September 30, 2021. The forward shares are not physically settled as of September 30, 2021. The forward shares will expire if not settled by September 2022.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Issuances of Common Stock, Common OP Units and Preferred OP Units in Connection with the Acquisition of Certain Properties

Rybovich Portfolio Common OP Units - In December 2020, in connection with the acquisition of the Rybovich Portfolio, we issued 130,475 Common OP units.

Safe Harbor Common OP Units - In October 2020, in connection with the acquisition of Safe Harbor, we issued 55,403 Common OP units.

Forest Springs Common OP Units - In May 2020, in connection with the acquisition of the Forest Springs community, we issued 82,420 Common OP units.

Issuance of Series E Preferred OP Units - In January 2020, we issued 90,000 Series E preferred OP units in connection with the acquisition of Cape Cod RV Resort. The Series E preferred OP units have a stated issuance price of $100.00 per OP Unit and carry a preferred return of 5.25 percent until the second anniversary of the issuance date. Commencing with the second anniversary of the issuance date, the Series E Preferred OP Units carry a preferred return of 5.50 percent. Commencing with the first anniversary of the issuance date, subject to certain limitations, each Series E Preferred OP Unit can be exchanged for our common stock equal to the quotient obtained by dividing $100.00 by $145.00 (as such ratio is subject to adjustments for certain capital events). As of September 30, 2021, 90,000 Series E preferred OP Units were outstanding. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information.

Equity Interests

Equity Interest - SHM South Fork JV, LLC - In October 2020, in conjunction with the acquisition of Safe Harbor, we indirectly acquired $4.3 million of Safe Harbor's equity interest in SHM South Fork JV, LLC, a joint venture created for the purpose of acquiring land and constructing a marina in Fort Lauderdale, Florida. The Safe Harbor Equity Interests - SHM South Fork JV, LLC balance was $4.1 million and $4.3 million at September 30, 2021 and the year ended December 31, 2020, respectively. Refer to Note 7, "Consolidated Variable Interest Entities," for additional information.

Temporary Equity

Issuance of Preferred OP Units in Connection with the Acquisition of Certain Properties

Issuance of Series J Preferred OP Units - In April 2021, we issued 240,000 Series J preferred OP units in connection with the acquisition of the Sylvan Glen. The Series J preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 2.85 percent. Subject to certain limitations, at any time after the Series J issuance date, each Series J preferred OP unit can be exchanged for a number of shares of our common stock equal to the quotient obtained by dividing $100.00 by $165.00 (as such ratio is subject to adjustments for certain capital events) at the holder's option. Each holder may require redemption in cash (i) during the 30-day period following a change of control of the Company or (ii) any time after the fifth anniversary of the Series J issuance date. As of September 30, 2021, 240,000 Series J preferred OP units were outstanding. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information.

Issuance of Series I Preferred OP Units - In December 2020, we issued 922,000 Series I preferred OP units in connection with the acquisition of the Rybovich Portfolio. The Series I preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 3.0 percent. Subject to certain limitations, at any time after the Series I issuance date, each Series I preferred OP unit can be exchanged for a number of shares of our common stock equal to the quotient obtained by dividing $100.00 by $164.00 (as such ratio is subject to adjustments for certain capital events) at the holder's option. Each holder may require redemption in cash after the fifth anniversary of the Series I issuance date or upon the holder's death. As of September 30, 2021, 922,000 Series I preferred OP units were outstanding. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information.

Issuance of Series H Preferred OP Units - In October 2020, we issued 581,407 Series H preferred OP units in connection with the acquisition of Safe Harbor. The Series H preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 3.0 percent. Subject to certain limitations, at any time after the Series H issuance date, each Series H preferred OP unit can be exchanged for a number of shares of our common stock equal to the quotient obtained by dividing $100.00 by $164.00 (as such ratio is subject to adjustments for certain capital events) at the holder's option. Each holder may require redemption in cash after the fifth anniversary of the Series H issuance date or upon the holder's death. As of September 30, 2021, 581,407 Series H preferred OP units were outstanding. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Issuance of Series G Preferred OP Units - In September 2020, we issued 260,710 Series G preferred OP units in connection with the acquisition of El Capitan & Ocean Mesa Resorts. The Series G preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 3.2 percent. Subject to certain limitations, at any time after the Series G issuance date, each Series G preferred OP unit can be exchanged for a number of shares of our common stock equal to the quotient obtained by dividing $100.00 by $155.00 (as such ratio is subject to adjustments for certain capital events) at the holder's option. Each holder may require redemption in cash after the fifth anniversary of the Series G issuance date or upon the holder's death. As of September 30, 2021, 240,710 Series G preferred OP units were outstanding. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information.

Issuance of Series F Preferred OP Units - In May 2020, we issued 90,000 Series F preferred OP units in connection with the acquisition of Forest Springs. The Series F preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 3.0 percent. Subject to certain limitations, at any time after the Series F issuance date, each Series F preferred OP unit can be exchanged for a number of shares of our common stock equal to the quotient obtained by dividing $100.00 by $160.00 (as such ratio is subject to adjustments for certain capital events) at the holder's option. Each holder may require redemption in cash after the fifth anniversary of the Series F issuance date or upon the holder's death. As of September 30, 2021, 90,000 Series F preferred OP units were outstanding. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information.

Issuance of Series D Preferred OP Units - In February 2019, we issued 488,958 Series D preferred OP units in connection with the acquisition of Country Village Estates. The Series D preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 3.75 percent until the second anniversary of the issuance date. Commencing with the second anniversary of the issuance date, the Series D preferred OP units carry a preferred return of 4.0 percent. Commencing with the first anniversary of the issuance date, each Series D preferred OP unit can be exchanged for our common stock equal to the quotient obtained by dividing $100.00 by $125.00 (as such ratio is subject to adjustments for certain capital events) at the holder's option. The holders may require redemption in cash after the fifth anniversary of the Series D issuance date or upon the holder's death. As of September 30, 2021, 488,958 Series D preferred OP units were outstanding.

Equity Interests

Equity Interest - Sun Solar JV - In July 2021, we entered into a joint venture with an unrelated third party to operate and maintain solar energy equipment in selected California communities. The unrelated third party made an equity contribution of $1.8 million in the Solar JV (referred to as "Equity Interest - Sun Solar JV"). We are the managing member and made an equity contribution of $5.8 million. The governing documents for the joint venture contain language regarding the economic treatment of each member’s equity contribution. The Equity Interest - Sun Solar JV balance was $1.6 million at September 30, 2021. Refer to Note 7, "Consolidated Variable Interest Entities," for additional information.

Equity Interest - FPG Sun Menifee 80 LLC - In October 2020, in connection with the investment in land for future development in the city of Menifee in California, at the property known as FPG Sun Menifee 80 LLC, Foremost Pacific Group, LLC, "FPG," purchased $0.1 million of common equity interest in the land (referred to as "Equity Interest - FPG Sun Menifee 80 LLC"). The Equity Interest - FPG Sun Menifee 80 LLC does not have a fixed maturity date. Upon the occurrence of certain events, either FPG or Sun FPG Venture LLC, our subsidiary, can trigger a process under which we may be required to purchase the Equity Interests - FPG Sun Menifee 80 LLC from FPG. The Equity Interest - FPG Sun Menifee 80 LLC balance was $0.1 million at September 30, 2021 and year ended December 31, 2020. Refer to Note 7, "Consolidated Variable Interest Entities," for additional information.

Equity Interest - NG Sun Whitewater LLC - In August 2019, in connection with the investment in land at the property known as Whitewater, NG Sun Whitewater LLC purchased $2.4 million of common equity interest in Sun NG Whitewater RV Resorts LLC (referred to as "Equity Interest - NG Sun Whitewater LLC"). The Equity Interest - NG Sun Whitewater LLC does not have a fixed maturity date. Upon the occurrence of certain events, either NG Sun Whitewater LLC or Sun NG LLC, our subsidiary, can trigger a process under which we may be required to purchase the Equity Interest - NG Sun Whitewater LLC from NG Sun Whitewater LLC. The Equity Interest - NG Sun Whitewater LLC balance was $5.0 million and $5.1 million at September 30, 2021 and year ended December 31, 2020, respectively. Refer to Note 7, "Consolidated Variable Interest Entities," for additional information.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Equity Interest - NG Sun LLC - In June 2018, in connection with the investment in Sun NG Resorts, unrelated third parties purchased $6.5 million of Series B preferred equity interests and $15.4 million of common equity interest in Sun NG Resorts (herein jointly referred to as "Equity Interest - NG Sun LLC"). In April and September 2020, in connection with the acquisitions of Glen Ellis RV Park and Lone Star RV Park, $3.0 million of Series B preferred equity interests were converted to common equity interests. The Series B preferred equity interests carry a preferred return at a rate that, at any time, is equal to the interest rate on Sun NG Resorts' indebtedness at such time. The current rate of return is 5.0 percent. The Equity Interest - NG Sun LLC does not have a fixed maturity date and can be redeemed in the fourth quarters of 2024, 2025 and 2026 at the holders' option. Sun NG LLC, our subsidiary, has the right during certain periods each year, with or without cause, or for cause at any time, to elect to buy NG Sun LLC's interest. During a limited period in 2022, NG Sun LLC has the right to put its interest to Sun NG LLC. If either party exercises their option, the property management agreement will be terminated, and we are required to purchase the remaining interests of NG Sun LLC and the property management agreement at fair value. The Equity Interest - NG Sun LLC balance was $26.3 million and $23.3 million at September 30, 2021 and year ended December 31, 2020, respectively. Refer to Note 7, "Consolidated Variable Interest Entities," and Note 8, "Debt and Line of Credit," for additional information.

Conversions

Conversions to Common Stock - Subject to certain limitations, holders can convert certain series of stock and OP units to shares of our common stock at any time. Below is the activity of conversions during the nine months ended September 30, 2021 and 2020:

		Nine Months Ended		Nine Months Ended
		September 30, 2021		September 30, 2020
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)	Units / Shares Converted	Common Stock(1)
Common OP unit	1.0000	78,724	78,724	29,886	29,886
Series A-1 preferred OP unit	2.4390	19,296	47,058	10,614	25,884
Series C preferred OP unit	1.1100	—	—	1,485	1,648
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.

Distributions

Distributions declared for the three months ended September 30, 2021 were as follows:

Distributions	Record Date	Payment Date	Distribution Per Share	Total Distribution (in Thousands)
Common Stock, Common OP units and Restricted Stock	9/30/2021	10/15/2021	$0.83	$98,344

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

10.      Share-Based Compensation

As of September 30, 2021, we had two share-based compensation plans: the Sun Communities, Inc. 2015 Equity Incentive Plan ("2015 Equity Incentive Plan") and the First Amended and Restated 2004 Non-Employee Director Option Plan ("2004 Non-Employee Director Option Plan"). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future.

During the nine months ended September 30, 2021 and 2020, shares were granted as follows:

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

Vesting

The vesting requirements for 288,024 and 256,380 restricted shares granted to our executives, directors and employees were satisfied during the nine months ended September 30, 2021 and 2020, respectively.

Stock Options

During the nine months ended September 30, 2021, 1,500 shares of common stock were issued in connection with the exercise of stock options with net proceeds of less than $0.1 million. There were no stock options outstanding as of September 30, 2021. During the nine months ended September 30, 2020, no stock options were exercised.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

A presentation of segment financial information is summarized as follows (in thousands):

	Three Months Ended
	September 30, 2021				September 30, 2020(1)
	MH	RV	Marinas	Consolidated	MH	RV	Marinas	Consolidated
Operating revenues	$275,597	$233,844	$163,322	$672,763	$229,369	$162,640	N/A	$392,009
Property operating expenses	118,441	109,219	98,859	326,519	95,350	78,381	N/A	173,731
Net Operating Income	$157,156	$124,625	$64,463	$346,244	$134,019	$84,259	N/A	$218,278
Adjustments to arrive at net income
Interest income				2,690				2,624
Brokerage commissions and other revenues, net				8,841				5,881
General and administrative expense				(43,276)				(26,834)
Catastrophic event-related charges, net				(328)				(14)
Depreciation and amortization				(127,091)				(88,499)
Interest expense				(39,026)				(30,214)
Interest on mandatorily redeemable preferred OP units / equity				(1,047)				(1,047)
Gain on remeasurement of marketable securities				12,072				1,492
Gain / (loss) on foreign currency translation				(7,028)				5,023
Gain on dispositions of properties				108,104				5,595
Other expense, net				(9,372)				(3,511)
Gain / (loss) on remeasurement of notes receivable				92				(445)
Income from nonconsolidated affiliates (see Note 6)				962				1,204
Loss on remeasurement of investment in nonconsolidated affiliates				(119)				(446)
Current tax benefit / (expense) (see Note 12)				(402)				107
Deferred tax benefit / (expense) (see Note 12)				(1,155)				562
Net Income				250,161				89,756
Less: Preferred return to preferred OP units / equity interests				3,101				1,645
Less: Income attributable to noncontrolling interests				15,290				6,907
Net Income Attributable to Sun Communities, Inc. Common Stockholders				$231,770				$81,204
(1) Recast to reflect segment changes.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended
	September 30, 2021				September 30, 2020(1)
	MH	RV	Marinas	Consolidated	MH	RV	Marinas	Consolidated
Revenues	$793,286	$492,464	$414,642	$1,700,392	$668,390	$325,015	N/A	$993,405
Operating expenses / Cost of sales	326,758	247,284	255,970	830,012	263,852	165,430	N/A	429,282
Net Operating Income / Gross Profit	$466,528	$245,180	$158,672	$870,380	$404,538	$159,585	N/A	$564,123
Adjustments to arrive at net income
Interest income				8,040				7,609
Brokerage commissions and other revenues, net				21,740				13,068
General and administrative expense				(126,606)				(78,710)
Catastrophic event-related charges, net				(3,097)				(54)
Business combination expense, net				(1,031)				—
Depreciation and amortization				(378,068)				(259,453)
Loss on extinguishment of debt (see Note 8)				(8,108)				(5,209)
Interest expense				(116,224)				(94,058)
Interest on mandatorily redeemable preferred OP units / equity				(3,124)				(3,130)
Gain / (loss) on remeasurement of marketable securities				43,227				(2,636)
Loss on foreign currency translation				(7,107)				(2,496)
Gain on dispositions of properties				108,104				5,595
Other expense, net				(10,041)				(4,890)
Gain / (loss) on remeasurement of notes receivable				561				(2,311)
Income from nonconsolidated affiliates (see Note 6)				2,927				1,348
Loss on remeasurement of investment in nonconsolidated affiliates				(130)				(1,505)
Current tax expense (see Note 12)				(1,418)				(462)
Deferred tax benefit / (expense) (see Note 12)				(1,074)				804
Net Income				398,951				137,633
Less: Preferred return to preferred OP units / equity interests				9,000				4,799
Less: Income attributable to noncontrolling interests				22,629				8,806
Net Income Attributable to Sun Communities, Inc. Common Stockholders				$367,322				$124,028
(1) Recast to reflect segment changes.

	September 30, 2021				December 31, 2020(1)
	MH	RV	Marinas	Consolidated	MH	RV	Marinas	Consolidated
Identifiable Assets
Investment property, net	$4,983,329	$3,373,068	$2,520,039	$10,876,436	$4,823,174	$3,038,686	$1,853,931	$9,715,791
Cash, cash equivalents and restricted cash	38,538	20,968	26,113	85,619	53,152	28,919	10,570	92,641
Marketable securities	103,829	56,492	—	160,321	80,776	43,950	—	124,726
Inventory of manufactured homes	36,526	7,182	—	43,708	33,448	13,195	—	46,643
Notes and other receivables, net	160,593	58,750	37,581	256,924	144,027	44,002	33,621	221,650
Goodwill	—	—	461,609	461,609	—	—	428,833	428,833
Other intangible assets, net	30,247	23,854	243,524	297,625	33,998	23,819	247,794	305,611
Other assets, net	178,491	40,882	181,681	401,054	184,917	38,075	47,699	270,691
Total Assets	$5,531,553	$3,581,196	$3,470,547	$12,583,296	$5,353,492	$3,230,646	$2,622,448	$11,206,586
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

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation, which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the nine months ended September 30, 2021.

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

Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards, and depreciation and basis differences between tax and GAAP. Our deferred tax assets that have a full valuation allowance relate to our taxable REIT subsidiaries. Net deferred tax liabilities of $21.5 million and $20.5 million for Canadian entities have been recorded in relation to corporate entities and included in other liabilities in our Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively. U.S. federal deferred tax liabilities of $0.1 million have been recorded and included in our Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020.

We had no unrecognized tax benefits as of September 30, 2021 and 2020. We do not expect significant changes in tax positions that would result in unrecognized tax benefits within one year of September 30, 2021.

For the three and nine months ended September 30, 2021, we recorded a current tax expense for federal, state, and Canadian income taxes and Australian withholding taxes of $0.4 million and $1.4 million, respectively. For the three months ended September 30, 2020, we recorded a current tax benefit for federal, state and Canadian income taxes of $0.1 million. For the nine months ended September 30, 2020, we recorded a current tax expense for federal, state and Canadian income taxes of $0.5 million.

For the three and nine months ended September 30, 2021, we recorded a deferred tax expense of $1.2 million and $1.1 million, respectively. For the three and nine months ended September 30, 2020, we recorded a deferred tax benefit of $0.6 million and $0.8 million, respectively.

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

Computations of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Numerator
Net Income Attributable to Sun Communities, Inc. Common Stockholders	$231,770	$81,204	$367,322	$124,028
Less: allocation to restricted stock awards	1,508	536	2,352	821
Basic earnings - Net Income attributable to common stockholders after allocation to restricted stock awards	$230,262	$80,668	$364,970	$123,207
Add: allocation to common and preferred OP units dilutive effect	5,641	—	8,269	—
Diluted earnings - Net Income attributable to common stockholders after allocation to common and preferred OP units(1)	$235,903	$80,668	$373,239	$123,207

Denominator
Weighted average common shares outstanding	115,136	97,542	111,717	95,270
Add: common shares dilutive effect: Forward Equity Offering	—	6	—	2
Add: dilutive stock options	—	1	—	1
Add: common and preferred OP units dilutive effect	2,936	—	2,574	—
Diluted weighted average common shares and securities(1)	118,072	97,549	114,291	95,273
Earnings Per Share Available to Common Stockholders After Allocation
Basic earnings per share	$2.00	$0.83	$3.27	$1.29
Diluted earnings per share(1)	$2.00	$0.83	$3.27	$1.29
(1) For the three and nine months ended September 30, 2021 and 2020, diluted earnings per share was calculated using the two-class method as the application of this method resulted in a more dilutive earnings per share for those periods.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We have excluded certain convertible securities from the computation of diluted earnings per share because the inclusion of those securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share as of September 30, 2021 and 2020 (in thousands):

	Nine Months Ended
	September 30, 2021		September 30, 2020
Common OP units	—		2,473
A-1 preferred OP units	275		299
A-3 preferred OP units	40		40
Aspen preferred OP units	1,284	(1)	1,284
Series C preferred OP units	306		309
Series D preferred OP units	489		489
Series E preferred OP units	90		90
Series F preferred OP units	90		90
Series G preferred OP units	241		261
Series H preferred OP units	581		—
Series I preferred OP units	922		—
Series J preferred OP units	240		—
Total Securities	4,558		5,335
(1) For the three months ended September 30, 2021, Aspen preferred OP units were included in the computation of diluted earnings per share because the inclusion of those securities was dilutive for the period.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Assets by Hierarchy Level

The table below sets forth our financial assets and liabilities (in thousands) that required disclosure of fair value on a recurring basis as of September 30, 2021. The table presents the carrying values and fair values of our financial instruments as of September 30, 2021 and December 31, 2020, that were measured using the valuation techniques described above. The table excludes other financial instruments such as other receivables and accounts payable as the carrying values associated with these instruments approximate their fair value since their maturities are less than one year. These are classified as Level 1 in the hierarchy.

	September 30, 2021
Financial Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash, cash equivalents and restricted cash	$85,619	$85,619	$—	$—	$85,619
Marketable securities	160,321	160,321	—	—	160,321
Installment notes receivable on manufactured homes, net	81,001	—	—	81,001	81,001
Notes receivable from real estate developers	64,593	—	—	64,593	64,593
Total assets measured at fair value	$391,534	$245,940	$—	$145,594	$391,534

Financial Liabilities
Secured debt	$3,403,436	$—	$3,403,436	$—	$3,434,376
Unsecured debt
Senior unsecured notes	591,252	—	591,252	—	606,352
Line of credit and other unsecured debt	694,749	—	694,749	—	694,749
Total unsecured debt	1,286,001	—	1,286,001	—	1,301,101
Other financial liabilities (contingent consideration)	38,970	—	—	38,970	38,970
Total liabilities measured at fair value	$4,728,407	$—	$4,689,437	$38,970	$4,774,447

	December 31, 2020
Financial Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash, cash equivalents and restricted cash	$92,641	$92,641	$—	$—	$92,641
Marketable securities	124,726	124,726	—	—	124,726
Installment notes receivable on manufactured homes, net	85,866	—	85,866	—	85,866
Notes receivable from real estate developers	52,638	—	52,638	—	52,638
Total assets measured at fair value	$355,871	$217,367	$138,504	$—	$355,871

Financial Liabilities
Secured debt	$3,489,983	$—	$3,489,983	$—	$3,588,901
Unsecured debt
Line of credit and other unsecured debt	1,267,093	—	1,267,093	—	1,267,093
Total unsecured debt	1,267,093	—	1,267,093	—	1,267,093
Other financial liabilities (contingent consideration)	15,842	—	—	15,842	15,842
Total liabilities measured at fair value	$4,772,918	$—	$4,757,076	$15,842	$4,871,836

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

Marketable Securities

Marketable securities held by us and accounted for under ASC 321 "Investments - Equity Securities" are measured at fair value. Any change in fair value is recognized in the Consolidated Statement of Operations in Remeasurement of marketable securities in accordance with ASU 2016-01 "Financial Instruments - Overall (Subtopic 825-10): Recognition and measurement of financial assets and financial liabilities." The fair value is measured by the quoted unadjusted share price which is readily available in active markets (Level 1).

The change in the marketable securities balance is as follows (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2021	December 31, 2020
Beginning Balance	$124,725	$94,727
Additional purchases	—	11,757
Change in fair value measurement	43,202	6,132
Foreign currency translation adjustment	(10,052)	10,138
Dividend reinvestment, net of tax	2,446	1,971
Ending Balance	$160,321	$124,725

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

Secured Debt

Secured debt consists primarily of our mortgage term loans. The fair value of mortgage term loans is based on the estimates of management and on rates currently quoted, rates currently prevailing for comparable loans and instruments of comparable maturities (Level 2). Refer to Note 8, "Debt and Line of Credit," for additional information.

Unsecured Debt

Senior unsecured notes - the fair value of senior unsecured notes is based on the estimates of management and on rates currently quoted, rates currently prevailing for comparable loans and instruments of comparable maturities (Level 2). Refer to Note 8, "Debt and Line of Credit," for additional information.

Line of credit and other unsecured debt - consists primarily of our New Credit Facility. We have variable rates on our New Credit Facility. The fair value of the debt with variable rates approximates carrying value as the interest rates of these amounts approximate market rates. The estimated fair value of our indebtedness as of September 30, 2021 approximated its gross carrying value.

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

Our assessment resulted in a net transfer into Level 3 of $138.5 million related to installment notes receivable on manufactured homes and notes from real estate developers during the nine months ended September 30, 2021.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following tables summarize changes to our financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and nine months ended September 30, 2021 (in thousands):

	Three Months Ended
	September 30, 2021
	Installment Notes Receivable on MH, net	Notes Receivable From Real Estate Developers	Other Liabilities (Contingent Consideration)
Level 3 beginning balance at June 30, 2021	$82,506	$61,955	$18,101
Transfer to level 3	—	—	—
Transfer out of level 3	—	—	—
Net gain / loss	91	—	9,196
Purchases and issuances	3,299	3,383	11,893
Sales and settlements	(3,405)	(542)	—
Dispositions of properties	(1,918)	—	—
Other adjustments	428	(203)	(220)
Level 3 ending balance at September 30, 2021	$81,001	$64,593	$38,970

	Nine Months Ended
	September 30, 2021
	Installment Notes Receivable on MH, net	Notes Receivable From Real Estate Developers	Other Liabilities (Contingent Consideration)
Level 3 beginning balance at December 31, 2020	$—	$—	$15,842
Transfer to level 3	85,866	52,638	—
Transfer out of level 3	—	—	—
Net gain / loss	560	—	9,339
Purchases and issuances	7,232	14,523	15,332
Sales and settlements	(11,209)	(1,135)	—
Dispositions of properties	(1,918)	—	—
Other adjustments	470	(1,433)	(1,543)
Level 3 ending balance at September 30, 2021	$81,001	$64,593	$38,970

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgement is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available as of September 30, 2021. As such, our estimates of fair value could differ significantly from the actual carrying value.

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

Future minimum lease payments under non-cancellable leases as of the nine months ended September 30, 2021 where we are the lessee include:

Maturity of Lease Liabilities (in thousands)	Operating Leases	Finance Leases	Total
2021 (Excluding nine months ended September 30, 2021)	$2,381	$126	$2,507
2022	9,057	223	9,280
2023	9,003	198	9,201
2024	9,347	4,070	13,417
2025	9,320	—	9,320
Thereafter	179,497	—	179,497
Total Lease Payments	$218,605	$4,617	$223,222
Less: Imputed interest	(101,530)	(284)	(101,814)
Present Value of Lease Liabilities	$117,075	$4,333	$121,408

Right-of-use (ROU) assets and lease liabilities for finance and operating leases as included in our Consolidated Balance Sheets are as follows (in thousands):

Description	Financial Statement Classification	As of September 30, 2021	As of December 31, 2020
Lease Assets
ROU asset obtained in exchange for new finance lease liabilities	Investment property, net	$4,452	$4,350
ROU asset obtained in exchange for new operating lease liabilities	Other assets, net	$126,756	$48,419
ROU asset obtained relative to below market operating lease	Other assets, net	$72,249	$27,614
Lease Liabilities
Finance lease liabilities	Other liabilities	$4,333	$4,334
Operating lease liabilities	Other liabilities	$117,075	$49,964

Lease expense for finance and operating leases, and short term lease cost as included in our Consolidated Statements of Operations are as follows (in thousands):

		Three Months Ended		Nine Months Ended
Description	Financial Statement Classification	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Finance Lease Expense
Interest on lease liabilities	Interest expense	$27	$26	$79	$77
Operating lease cost	General and administrative expense, Property operating and maintenance	2,771	973	7,223	2,925
Variable lease cost	Property operating and maintenance	1,886	431	5,004	1,220
Short term lease cost	Property operating and maintenance	57	—	195	—
Total Lease Expense		$4,741	$1,430	$12,501	$4,222

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Lease term, discount rates and additional information for finance and operating leases are as follows:

As of
Lease Term and Discount Rate	September 30, 2021
Weighted-average Remaining Lease Terms (years)
Finance lease	2.72
Operating lease	34.54
Weighted-average Discount Rate
Finance lease	2.45%
Operating lease	3.84%

	Nine Months Ended
Other Information (in thousands)	September 30, 2021	September 30, 2020
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flow from operating leases	$4,512	$1,836
Financing cash flow from finance leases	125	23
Total Cash Paid On Lease Liabilities	$4,637	$1,859

Lessor Accounting

We are not the lessor for any finance leases at our MH, RV or marina properties as of September 30, 2021.

Over 95 percent of our operating leases at our MH and RV properties where we are the lessor are either month to month or for a time period not to exceed one year. As of September 30, 2021, future minimum lease payments would not exceed 12 months.

Future minimum lease payments under non-cancellable leases at our marinas and RV properties as of the nine months ended September 30, 2021 where we are the lessor include:

Maturity of Lease Payments (in thousands)	Operating Leases
2021 (Excluding nine months ended September 30, 2021)	$5,099
2022	16,949
2023	14,141
2024	8,844
2025	4,976
Thereafter	5,804
Total Undiscounted Cash Flows	$55,813

The components of lease income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
Description	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating Leases
Fixed lease income	$5,293	$312	$14,346	$934
Variable lease income(1)	$1,284	$399	$3,554	$1,195
(1)Consists of rent primarily based on a percentage of revenues at the related properties.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

17.     Recent Accounting Pronouncements

Recent Accounting Pronouncements - Adopted

In July 2021, the FASB issued ASU 2021-05, "Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments." This update amends ASC 842 so that lessors are no longer required to recognize a selling loss upon commencement of a lease with variable lease payments that, prior to the amendments, would have been classified as a sales-type or direct financing lease. Under the amended guidance, a lessor must classify as an operating lease any lease that would otherwise be classified as a sales-type or direct financing lease and that would result in the recognition of a selling loss at lease commencement, provided that the lease includes variable lease payments that do not depend on an index or rate. We adopted the ASU during the three months ended September 30, 2021. The adoption of this ASU did not have an impact on our Consolidated Financial Statements as none of our lessor leases with variable lease payments required us to recognize a selling loss upon commencement of the lease.

Recent Accounting Pronouncements - Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional guidance for accounting for contracts, hedging relationships, and other transactions affected by the reference rate reform, if certain criteria are met. The provisions of this standard are available for election through December 31, 2022. As of September 30, 2021, we do not expect the reference rate reform will have a material impact on our Consolidated Financial Statements as the majority of our debt is fixed.

18.    Subsequent Events

Acquisitions

Subsequent to the quarter ended September 30, 2021, we acquired the following properties:

Property Name	Property Type	Sites, Wet Slips and Dry Storage Spaces	Development Sites	City	State / Province	Total Purchase Price (in millions)
Beaver Brook Campground	RV	204	150	N Monmouth	ME	$4.5

Subsequent to the quarter ended September 30, 2021, we acquired land located in Chincoteague, VA for total consideration of $7.5 million.

Senior Unsecured Notes

On October 5, 2021, we issued $450.0 million of senior unsecured notes with an interest rate of 2.3 percent and a seven-year term, due November 1, 2028 (the "2028 Notes"). Interest on the 2028 Notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2022. In addition, on October 5, 2021, we issued $150 million of senior unsecured notes with an interest rate of 2.7 percent and a 10-year term due July 15, 2031 (the "2031 Notes"). The 2031 Notes are additional notes of the same series as the $600.0 million aggregate principal amount of 2.7 percent senior unsecured notes due July 15, 2031 that we issued on June 28, 2021. The net proceeds from the offering were approximately $595.5 million after deducting underwriters' discounts and estimated offering expenses. The proceeds were used to pay down borrowings under our line of credit.

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

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. As of September 30, 2021, we owned and operated or held an interest in a portfolio of 584 developed properties located in 38 states throughout the United States, Canada and Puerto Rico including 282 MH communities, 146 RV resorts, 36 properties containing both MH and RV sites, and 120 marinas. We have been in the business of acquiring, operating, developing and expanding MH communities and RV resorts since 1975 and marinas since 2020. We lease individual sites with utilities access for placement of manufactured homes, RVs or boats to our customers. We are also engaged in the marketing, selling and leasing of new and pre-owned homes to current and future residents in our MH communities. The Rental Program operations within our MH communities support and enhance our occupancy levels, property performance, and cash flows.

COVID-19 IMPACT

As of September 30, 2021, there are no government regulations preventing the operations of any of our MH communities, RV resorts or marinas. The border for recreational travel between the United States and Canada is open with certain restrictions, which could impact cross border traffic to resorts and marinas across the United States and Canada. The execution of our operational and financial plans has helped to mitigate the impact of COVID-19 on our business.

We continue to provide essential services using social distancing techniques and minimal contact. To promote social distancing, we are encouraging our residents to use our online rent payment portals and other payment methods. We continue to implement numerous health and safety measures at our communities and our main office to keep team members safe. These measures include increased cleaning and sanitation of shared spaces and social distancing protocols throughout our footprint. We closely monitor and track orders by federal, state and local authorities, provide status update to our operations and main office leadership teams, and adjust our operating processes accordingly. We have implemented and continue to encourage remote working arrangements, wherever possible, to keep our team members safe and to do our part to promote social distancing.

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

SUN COMMUNITIES, INC.
RESULTS OF OPERATIONS

The following tables reconcile the Net income attributable to Sun Communities, Inc. common stockholders to NOI and summarize our consolidated financial results for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net Income Attributable to Sun Communities, Inc. Common Stockholders	$231,770	$81,204	$367,322	$124,028
Interest income	(2,690)	(2,624)	(8,040)	(7,609)
Brokerage commissions and other revenues, net	(8,841)	(5,881)	(21,740)	(13,068)
General and administrative expense	43,276	26,834	126,606	78,710
Catastrophic event-related charges, net	328	14	3,097	54
Business combination expense	—	—	1,031	—
Depreciation and amortization	127,091	88,499	378,068	259,453
Loss on extinguishment of debt (see Note 8)	—	—	8,108	5,209
Interest expense	39,026	30,214	116,224	94,058
Interest on mandatorily redeemable preferred OP units / equity	1,047	1,047	3,124	3,130
(Gain) / loss on remeasurement of marketable securities (see Note 14)	(12,072)	(1,492)	(43,227)	2,636
(Gain) / loss on foreign currency translation	7,028	(5,023)	7,107	2,496
Gain on dispositions of properties	(108,104)	(5,595)	(108,104)	(5,595)
Other expense, net	9,372	3,511	10,041	4,890
(Gain) / loss on remeasurement of notes receivable (see Note 4)	(92)	445	(561)	2,311
Income from nonconsolidated affiliates (see Note 6)	(962)	(1,204)	(2,927)	(1,348)
Loss on remeasurement of investment in nonconsolidated affiliates (see Note 6)	119	446	130	1,505
Current tax (benefit) / expense (see Note 12)	402	(107)	1,418	462
Deferred tax (benefit) / expense (see Note 12)	1,155	(562)	1,074	(804)
Preferred return to preferred OP units / equity interests	3,101	1,645	9,000	4,799
Income attributable to noncontrolling interests	15,290	6,907	22,629	8,806
NOI	$346,244	$218,278	$870,380	$564,123

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Real Property NOI	$295,779	$204,271	$753,173	$538,210
Home Sales NOI	24,532	7,763	58,226	20,790
Service, retail, dining and entertainment expenses NOI	25,933	6,244	58,981	5,123
NOI	$346,244	$218,278	$870,380	$564,123

SUN COMMUNITIES, INC.
Seasonality of revenue

We evaluate segment operating performance based on NOI. The RV and marina industries are cyclical and seasonal in nature, and the results of operations in any one period may not be indicative of results in future periods.

In the RV market, certain properties maintain higher occupancy during the summer months, while other properties maintain higher occupancy during the winter months. The RV market typically shows a decline in demand over the winter months, yet usually produces higher growth in the spring and summer months due to higher use by vacationers. Real property - transient revenue is included in the RV segment revenue. As of September 30, 2021, we recognized $31.7 million of Real property - transient revenue in the first quarter, $72.7 million in the second quarter, $119.8 million in the third quarter. Real property - transient revenue was approximately $134.7 million for the year ended December 31, 2020. In 2020, Real property - transient was recognized 18.8 percent in the first quarter, 15.6 percent in the second quarter, 44.9 percent in the third quarter and 20.7 percent in the fourth quarter.

In the marina market, demand for wet slip storage increases during the summer months as customers contract for the summer boating season, which also drives non-storage revenue streams such as service, fuel and on-premise restaurants or convenience storage. Demand for dry storage increases during the winter season as seasonal weather patterns require boat owners to store their vessels on dry docks and within covered racks. As of September 30, 2021, we recognized $43.7 million of seasonal Real property revenue in the first quarter, $61.6 million in the second quarter, $73.8 million in the third quarter.

SUN COMMUNITIES, INC.
Comparison of the three and nine months ended September 30, 2021 and 2020

Real Property Operations - Total Portfolio

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three and nine months ended September 30, 2021 and 2020 (in thousands, except for statistical information):

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020(1)	Change	% Change	September 30, 2021	September 30, 2020(1)	Change	% Change
Financial Information
Revenue
Real property (excluding Transient)	$304,239	$211,565	$92,674	43.8%	$863,134	$626,620	$236,514	37.7%
Real property - transient	126,072	80,412	45,660	56.8%	235,606	136,473	99,133	72.6%
Other	48,314	28,511	19,803	69.5%	116,403	66,871	49,532	74.1%
Total Operating	478,625	320,488	158,137	49.3%	1,215,143	829,964	385,179	46.4%
Expense
Property Operating	182,846	116,217	66,629	57.3%	461,970	291,754	170,216	58.3%
Real Property NOI	$295,779	$204,271	$91,508	44.8%	$753,173	$538,210	$214,963	39.9%
(1)Canadian currency figures included within the three and nine months ended September 30, 2020 have been translated at the 2021 average exchange rates.

	As of
	September 30, 2021	September 30, 2020		Change
Other Information
Number of properties(1)	584	432		152

MH occupancy	96.6%
RV occupancy(2)	100.0%
MH & RV blended occupancy(3)	97.4%	97.2%		0.2%

Adjusted MH occupancy(4)	97.8%
Adjusted RV occupancy(5)	100.0%
Adjusted MH & RV occupancy(6)	98.3%	98.3%		—%

Sites available for MH & RV development	10,312	10,130		182

Monthly base rent per site - MH	$599	$587	(8)	$12
Monthly base rent per site - RV(7)	$518	$503	(8)	$15
Monthly base rent per site - Total	$580	$568	(8)	$12
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
(8)Canadian currency figures included within the three months ended September 30, 2020 have been translated at 2021 average exchange rates.

For the three months ended September 30, 2021, the $91.5 million increase in Real Property NOI consists of $24.1 million from Same Communities as detailed below, $51.0 million from the marinas and $16.4 million from recently acquired properties as compared to the same period in 2020.

For the nine months ended September 30, 2021, the $215.0 million increase in Real Property NOI consists of $63.1 million from Same Communities as detailed below, $117.6 million from marinas and $34.3 million from recently acquired properties in the nine months ended September 30, 2021 as compared to the same period in 2020.

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

The following tables reflect certain financial and other information for our Same Communities as of and for the three and nine months ended September 30, 2021 and 2020 (in thousands, except for statistical information).

	Three Months Ended
	Total Same Community				MH				RV
	September 30, 2021	September 30, 2020	Change	% Change	September 30, 2021	September 30, 2020	Change	% Change	September 30, 2021	September 30, 2020	Change	% Change
Financial Information
Revenue
Real property (excluding Transient)	$220,291	$207,407	$12,884	6.2%	$173,979	$167,051	$6,928	4.1%	$46,312	$40,356	$5,956	14.8%
Real property - transient	87,049	67,408	19,641	29.1%	238	242	(4)	(1.7)%	86,811	67,166	19,645	29.2%
Other	13,352	9,375	3,977	42.4%	4,845	2,863	1,982	69.2%	8,507	6,512	1,995	30.6%
Total Operating	320,692	284,190	36,502	12.8%	179,062	170,156	8,906	5.2%	141,630	114,034	27,596	24.2%
Expense
Property Operating	102,413	90,048	12,365	13.7%	49,567	43,996	5,571	12.7%	52,846	46,052	6,794	14.8%
Real Property NOI	$218,279	$194,142	$24,137	12.4%	$129,495	$126,160	$3,335	2.6%	$88,784	$67,982	$20,802	30.6%

	Nine Months Ended
	Total Same Community				MH				RV
	September 30, 2021	September 30, 2020	Change	% Change	September 30, 2021	September 30, 2020	Change	% Change	September 30, 2021	September 30, 2020	Change	% Change
Financial Information
Revenue
Real property (excluding Transient)	$652,978	$615,711	$37,267	6.1%	$518,511	$495,989	$22,522	4.5%	$134,467	$119,722	$14,745	12.3%
Real property - transient	163,932	117,277	46,655	39.8%	1,200	1,343	(143)	(10.6)%	162,732	115,934	46,798	40.4%
Other	31,077	18,424	12,653	68.7%	14,472	7,778	6,694	86.1%	16,605	10,646	5,959	56.0%
Total Operating	847,987	751,412	96,575	12.9%	534,183	505,110	29,073	5.8%	313,804	246,302	67,502	27.4%
Expense
Property Operating	261,754	228,314	33,440	14.6%	136,927	124,297	12,630	10.2%	124,827	104,017	20,810	20.0%
Real Property NOI	$586,233	$523,098	$63,135	12.1%	$397,256	$380,813	$16,443	4.3%	$188,977	$142,285	$46,692	32.8%

SUN COMMUNITIES, INC.

	As of
	September 30, 2021	September 30, 2020		Change
Other Information
Number of properties	403	403		—

MH occupancy	97.5%
RV occupancy(1)	100.0%
MH & RV blended occupancy(2)	98.1%

Adjusted MH occupancy(3)	98.5%
Adjusted RV occupancy(4)	100.0%
Adjusted MH & RV blended occupancy(5)	98.9%	97.4%	(6)	1.5%

Sites available for development	7,092	7,453		(361)

Monthly base rent per site - MH	$606	$586	(8)	$20
Monthly base rent per site - RV(7)	$528	$503	(8)	$25
Monthly base rent per site - Total	$588	$567	(8)	$21
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
(8)Canadian currency figures included within three months ended September 30, 2020 have been translated at 2021 average exchange rates.

The amounts in the table above reflect constant currency for comparative purposes. We have reclassified water and sewer revenues of $19.1 million and $18.3 million for the three months ended September 30, 2021 and 2020, and $52.2 million and $47.3 million for the nine months ended September 30, 2021 and 2020, to reflect the utility expenses associated with our Same Community portfolio net of recovery.

For the three months ended September 30, 2021 and 2020:
The $24.1 million, or 12.4 percent, growth in Total Same Community NOI is due to a $20.8 million, or 30.6 percent, increase in NOI from the RV segment and $3.3 million, or 2.6 percent, increase in NOI from the MH segment.

The RV segment $20.8 million, or 30.6 percent, increase in NOI is primarily due to an increase in Real property - transient revenue of $19.6 million, or 29.2 percent, when compared to the same period in 2020 due to increased transient and vacation rental traffic.

The MH segment $3.3 million, or 2.6 percent, growth in NOI is primarily due to an increase in Real property (excluding transient) revenue of $6.9 million, or 4.1 percent, when compared to the same period in 2020. MH property (excluding transient) revenue increased due to a 3.4 percent increase in monthly based rent and a 1.5 percent increase in Occupancy.

SUN COMMUNITIES, INC.
For the nine months ended September 30, 2021 and 2020:

The $63.1 million, or 12.1 percent, growth in Total Same Community NOI is due to a $46.7 million, or 32.8 percent, increase in NOI from the RV segment and $16.4 million, or 4.3 percent, increase in NOI from the MH segment.

The RV segment $46.7 million, or 32.8 percent, increase in NOI is primarily due to an increase in Real property - transient revenue of $46.8 million, or 40.4 percent, due to increased transient and vacation rental traffic. The results of the comparative 2020 period were impacted by the required closure, or delayed opening, of over 40 of our RV resorts due to the COVID-19 pandemic.

The MH segment $16.4 million, or 4.3 percent, growth in NOI is primarily due to an increase in Real property (excluding transient) revenue of $22.5 million, or 4.5 percent. Real property (excluding transient) revenue increased due to a 3.4 percent increase in monthly base rent per MH site and a 1.5 percent increase in occupancy when compared to the same period in 2020.

SUN COMMUNITIES, INC.
Marinas Summary

The following table reflects certain financial and other information for our marinas as of and for the three and nine months ended September 30, 2021 (in thousands, except for statistical information):

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Financial Information
Revenues
Real property (excluding transient)	$72,888	$180,908
Real property - transient	6,251	11,376
Other	5,815	11,134
Total Operating	84,954	203,418
Expenses
Property Operating(a)	33,995	85,816
Real Property NOI	50,959	117,602
Service, retail, dining and entertainment
Revenue	74,110	200,702
Expense	60,606	159,632
NOI	13,504	41,070

Marina NOI	$64,463	$158,672

		As of
Other Information - Marinas		September 30, 2021
Number of properties(b)		120
Total wet slips and dry storage		44,859
(a) Marina results net $4.3 million and $10.5 million of certain utility revenue against the related utility expense in property operating and maintenance expense for three and nine months ended September 30, 2021.
(b) Marina properties consisted of 14 properties acquired in 2021 and 106 properties acquired in 2020.

SUN COMMUNITIES, INC.
Home Sales Summary

We purchase new homes and acquire pre-owned and repossessed manufactured homes, generally located within our communities, from lenders, dealers, and former residents to sell or lease to current and prospective residents.

The following table reflects certain financial and statistical information for our Home Sales Program for the three and nine months ended September 30, 2021 and 2020 (in thousands, except for average selling prices and statistical information):

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020	Change	% Change	September 30, 2021	September 30, 2020	Change	% Change
Financial Information
New Homes
New home sales	$31,433	$23,734	$7,699	32.4%	$89,166	$58,536	$30,630	52.3%
New home cost of sales	25,856	19,294	6,562	34.0%	72,799	47,611	25,188	52.9%
Gross Profit – new homes	5,577	4,440	1,137	25.6%	16,367	10,925	5,442	49.8%
Gross margin % – new homes	17.7%	18.7%	(1.0)%		18.4%	18.7%	(0.3)%
Average selling price – new homes	$151,850	$153,123	$(1,273)	(0.8)%	$152,943	$141,391	$11,552	8.2%

Pre-owned Homes
Pre-owned home sales	$49,666	$23,928	$25,738	107.6%	$125,980	$68,243	$57,737	84.6%
Pre-owned home cost of sales	25,840	16,943	8,897	52.5%	70,369	47,839	22,530	47.1%
Gross Profit – pre-owned homes	23,826	6,985	16,841	241.1%	55,611	20,404	35,207	172.5%
Gross margin % – pre-owned homes	48.0%	29.2%	18.8%		44.1%	29.9%	14.2%
Average selling price – pre-owned homes	$52,006	$43,114	$8,892	20.6%	$48,981	$40,864	$8,117	19.9%

Total Home Sales
Revenue from home sales	$81,099	$47,662	$33,437	70.2%	$215,146	$126,779	$88,367	69.7%
Cost of home sales	51,696	36,237	15,459	42.7%	143,168	95,450	47,718	50.0%
Home selling expenses	4,871	3,662	1,209	33.0%	13,752	10,539	3,213	30.5%
Home Sales NOI	$24,532	$7,763	$16,769	216.0%	$58,226	$20,790	$37,436	180.1%

Statistical Information
New home sales volume	207	155	52	33.5%	583	414	169	40.8%
Pre-owned home sales volume	955	555	400	72.1%	2,572	1,670	902	54.0%
Total home sales volume	1,162	710	452	63.7%	3,155	2,084	1,071	51.4%

Gross Profit - New Homes
For the three months ended September 30, 2021, the $1.1 million, or 25.6 percent, increase in gross profit is primarily the result of a 33.5 percent increase in new home sales volume, as compared to the same period in 2020.

For the nine months ended September 30, 2021, the $5.4 million, or 49.8 percent, increase in gross profit is primarily the result of a 40.8 percent increase in new home sales volume coupled with a 8.2 percent increase in the new home average selling price, as compared to the same period in 2020.

Gross Profit - Pre-owned Homes
For the three months ended September 30, 2021, the $16.8 million, or 241.1 percent, increase in gross profit is primarily the result of a 72.1 percent increase in pre-owned home sales volume, coupled with a 18.8 percent increase in gross margin, primarily due to a 20.6 percent increase in the pre-owned home average selling price, as compared to the same period in 2020.

For the nine months ended September 30, 2021, the $35.2 million, or 172.5 percent, increase in gross profit is primarily the result of a 54.0 percent increase in pre-owned home sales volume, coupled with a 14.2 percent increase in gross margin, primarily due to a 19.9 percent increase in the pre-owned home average selling price, as compared to the same period in 2020.

SUN COMMUNITIES, INC.
Homes sales NOI
For the three months ended September 30, 2021, the $16.8 million, or 216.0 percent, increase in NOI is primarily the result of a 63.7 percent increase in home sales volume, coupled with an increase in pre-owned home average selling price, as compared to the same period in 2020.

For the nine months ended September 30, 2021, the $37.4 million, or 180.1 percent, increase in NOI is primarily the result of a 51.4 percent increase in home sales volume coupled with an increase in home average selling price, as compared to the same period in 2020.

SUN COMMUNITIES, INC.
Rental Program Summary

The following table reflects certain financial and other information for our Rental Program as of and for the three and nine months ended September 30, 2021 and 2020 (in thousands, except for other information):

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020	Change	% Change	September 30, 2021	September 30, 2020	Change	% Change
Financial Information
Revenues
Home rent	$16,369	$16,171	$198	1.2%	$50,451	$46,607	$3,844	8.2%
Site rent	17,584	19,101	(1,517)	(7.9)%	55,350	55,699	(349)	(0.6)%
Total	33,953	35,272	(1,319)	(3.7)%	105,801	102,306	3,495	3.4%

Expenses
Rental Program operating and maintenance	5,547	5,328	219	4.1%	15,332	14,576	756	5.2%
Rental Program NOI	$28,406	$29,944	$(1,538)	(5.1)%	$90,469	$87,730	$2,739	3.1%

Other Information
Number of sold rental homes	307	225	82	36.4%	799	581	218	37.5%
Number of occupied rentals, end of period					10,123	11,729	(1,606)	(13.7)%
Investment in occupied rental homes, end of period					$559,021	$625,922	$(66,901)	(10.7)%
Weighted average monthly rental rate, end of period					$1,114	$1,032	$82	7.9%

The Rental Program NOI is included in Real Property NOI. The Rental Program NOI is separately reviewed to assess the overall growth and performance of the Rental Program and its financial impact on the Company's operations.

For the three months ended September 30, 2021, Rental Program NOI decreased $1.5 million, or 5.1 percent as compared to the same period in 2020. The decrease is primarily due to a $1.5 million or 7.9 percent decrease in site rent revenue driven by a 13.7 percent decrease in number of occupied rental homes, as compared to the same period in 2020.

For the nine months ended September 30, 2021, Rental Program NOI increased $2.7 million, or 3.1 percent as compared to the same period in 2020. The increase is primarily due to an increase in Rental Program revenue of $3.5 million, or 3.4 percent, due to a 7.9 percent increase in the weighted average monthly rental rate, as compared to the same period in 2020.

SUN COMMUNITIES, INC.
Other Items - Statements of Operations(1)

The following table summarizes other income and expenses for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020	Change	% Change	September 30, 2021	September 30, 2020	Change	% Change
Service, retail, dining and entertainment, net	$25,933	$6,244	$19,689	315.3%	$58,981	$5,123	$53,858	N/M
Interest income	$2,690	$2,624	$66	2.5%	$8,040	$7,609	$431	5.7%
Brokerage commissions and other, net	$8,841	$5,881	$2,960	50.3%	$21,740	$13,068	$8,672	66.4%
General and administrative expense	$43,276	$26,834	$16,442	61.3%	$126,606	$78,710	$47,896	60.9%
Catastrophic event-related charges, net	$328	$14	$314	N/M	$3,097	$54	$3,043	N/M
Business combination expense, net	$—	$—	$—	N/A	$1,031	$—	$1,031	N/A
Depreciation and amortization	$127,091	$88,499	$38,592	43.6%	$378,068	$259,453	$118,615	45.7%
Loss on extinguishment of debt (see Note 8)	$—	$—	$—	N/A	$8,108	$5,209	$2,899	55.7%
Interest expense	$39,026	$30,214	$8,812	29.2%	$116,224	$94,058	$22,166	23.6%
Interest on mandatorily redeemable preferred OP units / equity	$1,047	$1,047	$—	N/A	$3,124	$3,130	$(6)	(0.2)%
Gain / (loss) on remeasurement of marketable securities (see Note 14)	$12,072	$1,492	$10,580	709.1%	$43,227	$(2,636)	$45,863	N/M
Gain / (loss) on foreign currency translation	$(7,028)	$5,023	$(12,051)	(239.9)%	$(7,107)	$(2,496)	$(4,611)	184.7%
Other expense, net	$(9,372)	$(3,511)	$(5,861)	166.9%	$(10,041)	$(4,890)	$(5,151)	105.3%
Gain / (loss) on remeasurement of notes receivable (see Note 4)	$92	$(445)	$537	120.7%	$561	$(2,311)	$2,872	124.3%
Income from nonconsolidated affiliates (see Note 6)	$962	$1,204	$(242)	(20.1)%	$2,927	$1,348	$1,579	117.1%
Loss on remeasurement of investment in nonconsolidated affiliates (see Note 6)	$(119)	$(446)	$327	(73.3)%	$(130)	$(1,505)	$1,375	(91.4)%
Current tax benefit / (expense) (see Note 12)	$(402)	$107	$(509)	475.7%	$(1,418)	$(462)	$(956)	206.9%
Deferred tax benefit / (expense) (see Note 12)	$(1,155)	$562	$(1,717)	(305.5)%	$(1,074)	$804	$(1,878)	(233.6)%
Preferred return to preferred OP units / equity interests	$3,101	$1,645	$1,456	88.5%	$9,000	$4,799	$4,201	87.5%
Income attributable to noncontrolling interests	$15,290	$6,907	$8,383	121.4%	$22,629	$8,806	$13,823	157.0%
(1) Only items determined by management to be material, of interest, or unique to the periods disclosed above are explained below.
N/M = Percentage change is not meaningful.

Service, retail, dining and entertainment, net - for the three and nine months ended September 30, 2021, increased primarily due to the addition of service revenue from the Safe Harbor acquisition.

Brokerage commissions and other, net - for the three and nine months ended September 30, 2021, increased primarily due to an increase in brokerage commissions as a result of an increase in the number of brokered home sales, as compared to 2020.

General and administrative expenses - for the three and nine months ended September 30, 2021, increased primarily due to an increase in wages and incentives driven by growth in strategic initiatives and acquisition activity, including the acquisition of Safe Harbor, as compared to the same period in 2020.

Catastrophic event-related charges, net - for the three and nine months ended September 30, 2021, increased primarily due to fire damages and the impact of named weather events.

Depreciation and amortization - for the three and nine months ended September 30, 2021, increased as a result of property acquisitions during 2020 and 2021. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.
Loss on extinguishment of debt - for the nine months ended September 30, 2021, increased primarily due to the termination of the Safe Harbor line of credit and financing activities as compared to the same period in 2020. Refer to Note 8, "Debt and Line of Credit," in our accompanying Consolidated Financial Statements for additional information.

Interest expense - for the three and nine months ended September 30, 2021, increased primarily due to the higher carrying balance of debt as compared to the same period in 2020. Refer to Note 8, "Debt and Line of Credit," of our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on remeasurement of marketable securities - for the three and nine months ended September 30, 2021, the increase was a reflection of the increase of publicly traded marketable securities. Refer to Note 14, "Fair Value of Financial Instruments," in our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on foreign currency translation - for the three months ended September 30, 2021, there was a $7.0 million loss as compared to a $5.0 million gain in the same period in 2020, primarily due to fluctuations in exchange rates on Canadian and Australian denominated currencies. For the nine months ended September 30, 2021, there was a $7.1 million loss as compared to a $2.5 million loss in the same period in 2020.

Other expense, net - for the three and nine months ended September 30, 2021, the increase was primarily due to an estimated contingent liability related to potential termination of certain ground leases.

Gain / (loss) on remeasurement of notes receivable - represents the change in fair value of our in-house financing notes receivable portfolio, for which we elected the fair value option on January 1, 2020. Refer to Note 4, "Notes and Other Receivables," and Note 14, "Fair Value of Financial Instruments," in our accompanying Consolidated Financial Statements for additional information.

Income from nonconsolidated affiliates - decreased primarily due to losses incurred at the RezPlot and SV Lift nonconsolidated affiliates during the three months ended September 30, 2021. For the nine months ended September 30, 2021, there was a $1.6 million increase primarily due to increased income at GTSC and the Sungenia JV nonconsolidated affiliate as compared to the same period in 2020. Refer to Note 6, "Investment in Nonconsolidated Affiliates," in our accompanying Consolidated Financial Statements for additional information.

Current tax benefit / (expense) - for the three months ended September 30, 2021, current tax expense was $0.4 million as compared to current tax benefit of $0.1 million. For the nine months ended September 30, 2021, current tax expense increased as compared to the same period in 2020, primarily due to improved financial performance of the Company and its consolidated VIEs and a change in the quarterly tax allocation process. Refer to Note 12, "Income Taxes," in our accompanying Consolidated Financial Statements for additional information.

Deferred tax benefit / (expense) - for the three and nine months ended September 30, 2021, deferred tax expense was $1.2 million and $1.1 million as compared to deferred tax benefit of $0.6 million and $0.8 million in the same periods in 2020, respectively, primarily due to improved financial performance of the Company and its consolidated VIEs and change in the quarterly tax allocation process. Refer to Note 12, "Income Taxes," in our accompanying Consolidated Financial Statements for additional information.

Preferred return to preferred OP units / equity interests - for the three and nine months ended September 30, 2021, increased primarily as a result of the volume of preferred OP units issued in conjunction with various acquisitions since 2020. Refer to Note 3, "Real Estate Acquisitions and Dispositions," and Note 9, "Equity and Temporary Equity," of our accompanying Consolidated Financial Statements for additional information.

Income attributable to noncontrolling interests - for the three and nine months ended September 30, 2021, increased as compared to the same period in 2020, primarily due to improved financial performance of the Company and its consolidated VIEs. Refer to Note 7, "Consolidated Variable Interest Entities," in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.
Reconciliation of Net Income Attributable to Sun Communities, Inc. Common Stockholders to FFO

The following table reconciles Net income attributable to Sun Communities, Inc. common stockholders to FFO for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net Income Attributable to Sun Communities, Inc. Common Stockholders	$231,770	$81,204	$367,322	$124,028
Adjustments
Depreciation and amortization	126,814	88,495	377,367	259,543
Depreciation on nonconsolidated affiliates	30	9	91	28
(Gain) / loss on remeasurement of marketable securities	(12,072)	(1,492)	(43,227)	2,636
Loss on remeasurement of investment in nonconsolidated affiliates	119	446	130	1,505
(Gain) / loss on remeasurement of notes receivable	(92)	445	(561)	2,311
Income attributable to noncontrolling interests	4,616	6,196	13,678	7,725
Preferred return to preferred OP units	—	498	—	1,498
Interest expense on Aspen preferred OP units	514	514	1,542	1,542
Gain on dispositions of properties	(108,104)	(5,595)	(108,104)	(5,595)
Gain on dispositions of assets, net	(20,526)	(5,511)	(46,245)	(15,251)
FFO Attributable to Sun Communities, Inc. Common Stockholders and Dilutive Convertible Securities(1)	223,069	165,209	561,993	379,970

Adjustments
Business combination expense and other acquisition related costs(2)	2,477	402	6,714	1,291
Loss on extinguishment of debt	—	—	8,108	5,209
Catastrophic event-related charges, net	318	15	3,096	54
(Gain) / loss on earnings - catastrophic event-related(3)	200	(300)	400	—
(Gain) / loss on foreign currency translation	7,028	(5,024)	7,107	2,496
Other adjustments, net(4)	11,443	2,322	11,505	2,819
Core FFO Attributable to Sun Communities, Inc. Common Stockholders and Dilutive Convertible Securities(1)	$244,535	$162,624	$598,923	$391,839

Weighted average common shares outstanding - basic	115,136	97,542	111,717	95,270
Add
Common shares dilutive effect from forward equity sale	—	6	—	2
Common stock issuable upon conversion of stock options	—	1	—	1
Restricted stock	438	390	414	395
Common OP units	—	2,476	2,574	2,445
Common stock issuable upon conversion of certain preferred OP units	388	1,213	396	1,220
Weighted Average Common Shares Outstanding - Fully Diluted	115,962	101,628	115,101	99,333

FFO Attributable to Sun Communities, Inc. Common Stockholders and Dilutive Convertible Securities Per Share - Fully Diluted	$1.92	$1.63	$4.88	$3.83

Core FFO Attributable to Sun Communities, Inc. Common Stockholders and Dilutive Convertible Securities Per Share - Fully Diluted	$2.11	$1.60	$5.20	$3.94
(1)The effect of certain anti-dilutive convertible securities is excluded from these items.
(2)These costs represent business combination expenses and expenses incurred to bring recently acquired properties up to our operating standards, including items such as tree trimming and painting costs that do not meet our capitalization policy.
(3)Adjustment related to estimated loss of earnings in excess of the applicable business interruption deductible in relation to our three Florida Keys communities that were impaired by Hurricane Irma which had not yet been received from our insurer.
(4)Other adjustments, net include the change in estimated contingent consideration payments, long term lease termination expense and deferred tax (benefit) / expense for the three and nine months ended September 30, 2021 and 2020, RV rebranding non-recurring cost for the three and nine months ended September 30, 2021, and deferred compensation amortization upon retirement for the nine months ended September 30, 2020.

SUN COMMUNITIES, INC.
LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity demands have historically been, and are expected to continue to be, distributions to our stockholders and the unit holders of the Operating Partnership, capital improvement of properties, the purchase of new and pre-owned homes, property acquisitions, development and expansion of properties, and debt repayment.

Subject to market conditions, we intend to continue to identify opportunities to expand our development pipeline and acquire existing properties. We finance acquisitions through available cash, secured financing, draws on our line of credit, the assumption of existing debt on properties and the issuance of debt and equity securities. We will continue to evaluate acquisition opportunities that meet our criteria. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in the accompanying Consolidated Financial Statements for information regarding recent property acquisitions.

We also intend to continue to strengthen our capital and liquidity positions by focusing on our core fundamentals, which are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios and controlling overhead costs. We intend to meet our liquidity requirements through available cash balances, cash flows generated from operations, draws on our line of credit, and the use of debt and equity offerings under our shelf registration statement. Refer to Note 8, "Debt and Line of Credit," and Note 9, "Equity and Temporary Equity," in the accompanying Consolidated Financial Statements for additional information.

Capital Expenditures - MH, RV and Marinas

Our capital expenditures include expansion sites and development construction costs, lot modifications, recurring capital expenditures and rental home purchases.

Expansion and development activities costs of $145.6 million and $197.7 million, were incurred for the nine months ended September 30, 2021 and 2020, respectively. Expansion and development expenditures consist primarily of construction costs such as roads, activities, and amenities, and costs necessary to complete home and RV site improvements, such as driveways, sidewalks and landscaping at our MH communities and RV resorts. Expenditures also include costs to rebuild after damage has been incurred at MH, RV or marina properties.

Lot modification capital expenditures were $20.3 million and $21.8 million, for the nine months ended September 30, 2021 and 2020, respectively, at our MH and RV properties. Lot modification capital expenditures are incurred to modify the foundational structures required to set a new home after a previous home has been removed. These expenditures are necessary to create a revenue stream from a new site renter and often improve the quality of the community. Other lot modification expenditures include land improvements added to annual RV sites to aid in the conversion of transient RV guests to annual contracts.

Recurring capital expenditures at our MH and RV properties were $31.5 million and $17.4 million, for the nine months ended September 30, 2021 and 2020, respectively. These expenditures relate to our continued commitment to the upkeep of our MH and RV properties. Recurring capital expenditures at our marinas were $10.3 million for the nine months ended September 30, 2021, and include items such as dredging, dock repairs and improvements, and equipment maintenance and upgrades.

Growth project expenditures were $57.7 million and $15.2 million, for the nine months ended September 30, 2021 and 2020, respectively. Growth projects consist of revenue generating or expense reducing activities at MH communities, RV resorts and marinas. This includes, but is not limited to, utility efficiency and renewable energy projects, site, slip or amenity upgrades such as the addition of a garage, shed or boat lift, and other special capital projects that substantiate an incremental rental increase.

We invest in the acquisition of homes intended for the Rental Program and the purchase of vacation rental homes for rental at our RV resorts. Expenditures for these investments depend upon the condition of the markets for repossessions and new home sales, rental homes and vacation rental homes. We finance certain of our new home and vacation rental home purchases with a $12.0 million manufactured home floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third-party financing of our home sales, available manufactured home floor plan financing and working capital available on our line of credit.

SUN COMMUNITIES, INC.
Cash Flow Activities

Our cash flow activities are summarized as follows (in thousands):

	Nine Months Ended
	September 30, 2021	September 30, 2020
Net Cash Provided by Operating Activities	$656,010	$464,458
Net Cash Used for Investing Activities	$(1,363,152)	$(665,708)
Net Cash Provided by Financing Activities	$700,389	$281,997
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$(269)	$(48)

Cash, cash equivalents, and restricted cash decreased by approximately $7.0 million from $92.6 million as of December 31, 2020, to $85.6 million as of September 30, 2021.

Operating Activities - Net cash provided by operating activities increased by $191.5 million from $464.5 million for the nine months ended September 30, 2020 to $656.0 million for the nine months ended September 30, 2021.

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

Investing Activities - Net cash used for investing activities was $1.4 billion for the nine months ended September 30, 2021, compared to $665.7 million for the nine months ended September 30, 2020. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

Financing Activities - Net cash provided by financing activities increased by $418.4 million from $282.0 million for the nine months ended September 30, 2020 to $700.4 million for the nine months ended September 30, 2021. Refer to Note 8, "Debt and Line of Credit," and Note 9, "Equity and Temporary Equity," in our accompanying Consolidated Financial Statements for additional information.

Financial Flexibility

In March 2020, the SEC adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The rule became effective January 4, 2021. In April 2021, we filed a new universal shelf registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which are fully and unconditionally guaranteed by us.

Public Equity Offerings

On March 2, 2021, we priced a $1.1 billion underwritten public offering of an aggregate of 8,050,000 shares at a public offering price of $140.00 per share, before underwriting discounts and commissions. The offering consisted of 4,000,000 shares offered directly by us and 4,050,000 shares offered under a forward equity sales agreement. We sold the 4,000,000 shares on March 9, 2021 and received net proceeds of $537.6 million after deducting expenses related to the offering. In May and June 2021, we completed the physical settlement of the remaining 4,050,000 shares and received net proceeds of $539.7 million after deducting expenses related to the offering. Proceeds from the offering were used to acquire assets and pay down the Safe Harbor Facility.

On September 30, 2020 and October 1, 2020, we entered into two forward sale agreements (the "September 2020 Forward Equity Offerings") relating to an underwritten registered public offering of 9,200,000 shares of our common stock at a public offering price of $139.50 per share. The offering closed on October 5, 2020. On October 26, 2020, we physically settled the September 2020 Forward Equity Offerings (by the delivery of shares of our common stock). Proceeds from the offering were approximately $1.23 billion after deducting expenses related to the offering. We used the net proceeds of this offering to fund the cash portion of the acquisition of Safe Harbor purchase price, and for working capital and general corporate purposes.

SUN COMMUNITIES, INC.
In May 2020, we closed an underwritten registered public offering of 4,968,000 shares of common stock. Proceeds from the offering were $633.1 million after deducting expenses related to the offering. We used the net proceeds of this offering to repay borrowings outstanding under the revolving loan under our senior credit facility.

At the Market Offering Sales Agreements

On June 4, 2021, we entered into the Sales Agreement with certain sales agents, and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $500.0 million of our common stock, through the sales agents, acting as our sales agents or, if applicable, as forward sellers, or directly to the sales agents as principals for their own accounts. The sales agents and forward sellers are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold under the Sales Agreement. We forward sold 107,400 shares of common stock under the new Sales Agreement for $21.4 million during the three and nine months ended September 30, 2021. The forward shares are not physically settled as of September 30, 2021. The forward shares will expire if not settled by September 2022.

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

In June 2021, we issued $600.0 million of senior unsecured notes with an interest rate of 2.7 percent and a ten-year term, due July 15, 2031 (the "2031 Notes"). The net proceeds from the offering were approximately $592.4 million, after deducting underwriters' discounts and estimated offering expenses. The proceeds were used to pay down borrowings under our line of credit.

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

Unsecured Term Loan

In October 2019, we assumed a term loan facility, in the amount of $58.0 million in relation to an acquisition. The term loan has a four-year term ending October 29, 2023, and bears interest at a floating rate based on the Eurodollar rate or Prime rate plus a margin ranging from 1.20 percent to 2.05 percent. Effective July 1, 2021, the agreement was amended to release the associated collateral. The amendment extended the term loan facility maturity date to October 29, 2025 and adjusted the interest rate margin to a range from 0.80 percent to 1.60 percent. As of September 30, 2021, the margin was 0.95 percent. The outstanding balance was $35.3 million at September 30, 2021 and $45.0 million at December 31, 2020.

SUN COMMUNITIES, INC.
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

The New Credit Facility has a four-year term ending June 14, 2025, and, at our option, the maturity date may be extended for two additional six-month periods, subject to the satisfaction of certain conditions. However, the maturity date with respect to $500.0 million of available borrowing under the New Credit Facility is October 11, 2024, which, under the terms of the New Credit Agreement, may not be extended. The New Credit Facility bears interest at a floating rate based on the Adjusted Eurocurrency Rate or Australian Bank Bill Swap Bid Rate (BBSY), plus a margin that is determined based on the Company's credit ratings calculated in accordance with the New Credit Agreement, which can range from 0.725 percent to 1.400 percent. As of September 30, 2021, the margin based on our credit ratings was 0.850 percent on the New Credit Facility.

At the lenders' option, the New Credit Facility will become immediately due and payable upon an event of default under the New Credit Agreement. We had $589.5 million of borrowings on the New Credit Facility as of September 30, 2021, all scheduled to mature June 14, 2025. As of December 31, 2020, we had $40.4 million of borrowings on the revolving loan and no borrowings on the term loan under our A&R Facility, respectively. As of December 31, 2020, we had $652.0 million and $500.0 million of borrowings under the revolving loan and term loan under the Safe Harbor Facility, respectively.

The New Credit Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under the New Credit Facility, but does reduce the borrowing amount available. At September 30, 2021 and December 31, 2020, we had approximately $3.2 million and $2.4 million (including none and $0.3 million associated with Safe Harbor's prior credit facility) of outstanding letters of credit, respectively.

Pursuant to the terms of the New Credit Facility, we are subject to various financial and other covenants. The most restrictive financial covenants for the New Credit Facility are as follows:

Covenant	Requirement	As of September 30, 2021
Maximum leverage ratio	<65.0%	25.1%
Minimum fixed charge coverage ratio	>1.40	4.34
Maximum dividend payout ratio	<95.0%	49.2%
Maximum secured leverage ratio	<40.0%	16.2%

In addition, we are required to maintain the following covenants with respect to the senior unsecured notes payable:

Covenant	Requirement	As of September 30, 2021
Total debt to total assets	≤ 60.0%	34.1%
Secured debt to total assets	≤ 40.0%	24.7%
Consolidated income available for debt service to debt service	≥ 1.50	6.05
Unencumbered total asset value to total unsecured debt	≥ 150.0%	692.7%

As of September 30, 2021, we were in compliance with the above covenants and do not anticipate that we will be unable to meet these covenants in the near term.

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

We had unrestricted cash on hand as of September 30, 2021, of approximately $71.6 million. As of September 30, 2021, there was approximately $1.4 billion of remaining capacity on the New Credit Facility. At September 30, 2021 we had a total of 392 unencumbered MH, RV and Marina properties.

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

As of September 30, 2021, our net debt to enterprise value was approximately 17.1 percent (assuming conversion of all common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series C preferred OP units, Series D preferred OP units, Series E preferred OP units, Series F preferred OP units, Series G preferred OP units, Series H preferred OP units, Series I preferred OP units and Series J preferred OP units to shares of common stock). Our debt has a weighted average maturity of approximately 9.6 years and a weighted average interest rate of 3.3 percent.

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

Nonconsolidated Affiliate Indebtedness

GTSC - During September 2019, GTSC entered into a warehouse line of credit with a maximum loan amount of $125.0 million. During September 2020 and May 2021, the maximum amount was increased to $180.0 million and $230.0 million, respectively with an option to increase to $255.0 million subject to the lender's consent. As of September 30, 2021, the aggregate carrying amount of debt, including both our and our partner's share, incurred by GTSC was $218.4 million (of which our proportionate share is $87.3 million). The debt bears interest at a variable rate based on LIBOR plus 1.65 percent per annum and matures on September 15, 2023. Refer to Note 6, "Investment in Nonconsolidated Affiliates," in the accompanying Consolidated Financial Statements for additional information on our nonconsolidated affiliates.

Sungenia JV - During May 2020, Sungenia JV entered into a debt facility agreement with a maximum loan amount of $27.0 million Australian dollars, or $19.5 million converted at the September 30, 2021 exchange rate. As of September 30, 2021, the aggregate carrying amount of debt, including both our and our partners' share, incurred by Sungenia JV was $6.2 million (of which our proportionate share is $3.1 million). The debt bears interest at a variable rate based on Australian BBSY plus 2.05 percent per annum and is available for a minimum of three years. Refer to Note 6, "Investment in Nonconsolidated Affiliates," in the accompanying Consolidated Financial Statements for additional information on our nonconsolidated affiliates.

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
•risks related to natural disasters such as hurricanes, earthquakes, floods, droughts and wildfires;
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

Our variable rate debt totaled $624.8 million and $79.3 million as of September 30, 2021 and 2020, respectively, and bears interest at the Adjusted Eurocurrency Rate or BBSY rate, plus a margin, and Prime or various LIBOR rates, respectively. If Adjusted Eurocurrency Rate or BBSY rate, and Prime or LIBOR rates increased or decreased by 1.0 percent, our interest expense would have increased or decreased by approximately $7.1 million and $1.7 million for the nine months ended September 30, 2021 and 2020, respectively, based on the $945.7 million and $231.1 million average balances outstanding under our variable rate debt facilities, respectively.

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

At September 30, 2021 and December 31, 2020, our stockholder's equity included $297.1 million and $250.8 million from our Canadian subsidiaries and Australian equity investments, respectively, which represented 4.4 percent and 4.5 percent of total stockholder's equity, respectively. Based on our sensitivity analysis, a 10.0 percent strengthening of the U.S. dollar against the Canadian and Australian dollar would have caused a reduction of $29.7 million and $25.1 million to our total stockholder's equity at September 30, 2021 and December 31, 2020.

Capital Market Risk

We are exposed to risks related to the equity capital markets, and our related ability to raise capital through the issuance of our common stock or other equity instruments. We are also exposed to risks related to the debt capital markets, and our related ability to finance our business through borrowings under other financing arrangements. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore requires us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing and terms of capital we raise.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at September 30, 2021. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2021.

In October 2020, we completed the acquisition of Safe Harbor and are currently integrating Safe Harbor into our operations, compliance program and internal control processes. Safe Harbor constituted approximately 23 percent of our total assets as of December 31, 2020, including the goodwill and other intangible assets recorded as part of the purchase price allocation, and three percent of our revenues for the year ended December 31, 2020. SEC regulations allow companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition. We are finalizing the integration of Safe Harbor's control framework and expect that to be completed during the three months ending December 31, 2021. Accordingly, we have excluded the acquired operations of Safe Harbor from our assessment of our internal control over financial reporting for the nine months ended September 30, 2021. As of September 30, 2021, Safe Harbor represented approximately 28 percent of our total assets and 24 percent of our revenues in the nine months ended September 30, 2021.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Holders of our OP units have converted the following units during the three months ended September 30, 2021:

		Three Months Ended
		September 30, 2021
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)
Common OP units	1.0000	40,862	40,862
Series A-1 preferred OP units	2.4390	12,686	30,939
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

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Sun Communities, Inc. Articles of Restatement	Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K filed on February 22, 2018
3.2	Third Amended and Restated Bylaws	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on May 12, 2017
4.1	Second Supplemental Indenture, dated as of September, 2021 by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc., and UMB Bank, N.A. as trustee	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on October 5, 2021
4.2	Form of Global Note for 2.300% Notes due 2028	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on October 5, 2021
10.1*	Employment Agreement dated July 16, 2021 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Bruce Thelen#	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on July 20, 2021
10.2*	Employment Agreement dated October 18, 2021 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Aaron Weiss#	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on October 18, 2021
22.1	List issuers of guaranteed securities	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	Filed herewith
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

Dated: October 26, 2021	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)