Form 10-K
period 2021-12-31
SUN COMMUNITIES INC
filed 2022-02-22
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2021, the aggregate market value of the registrant’s stock held by non-affiliates was $19,529,836,028 (computed by reference to the closing sales price of the registrant’s common stock as of June 30, 2021). For this computation, the registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

Number of shares of Common Stock, $0.01 par value per share, outstanding as of February 15, 2022: 115,961,958

Documents Incorporated By Reference

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by Part III is incorporated by reference to the registrant’s proxy statement to be filed pursuant to Regulation 14A, with respect to the registrant’s 2022 annual meeting of stockholders.

SUN COMMUNITIES, INC.

SUN COMMUNITIES, INC.
PART I

ITEM 1. BUSINESS

GENERAL OVERVIEW

Sun Communities, Inc., a Maryland corporation, and all wholly-owned or majority-owned and controlled subsidiaries, including Sun Communities Operating Limited Partnership, a Michigan limited partnership (the "Operating Partnership"), Sun Home Services, Inc., a Michigan corporation ("SHS") and Safe Harbor Marinas, LLC ("Safe Harbor") are referred to herein as the "Company," "us," "we," and "our."

We are a fully integrated real estate investment trust ("REIT"). We own manufactured housing ("MH") communities and recreational vehicle ("RV") resorts throughout the United States and in Ontario, Canada. We self-administer, self-manage, and operate or hold an interest in, and develop the majority of our MH communities and RV resorts. A select number of our communities and resorts are operated by independent third party contractors on our behalf under a management agreement. Others are operated by a lessee under a ground lease arrangement. Through Safe Harbor, we own, operate, develop and manage marinas throughout the United States ("U.S.") and Puerto Rico, with the majority of such marinas concentrated in coastal regions and others located in various inland regions. We are a fully-integrated real estate company which, together with our affiliates and predecessors, has been in the business of acquiring, operating, developing and expanding MH communities and RV resorts since 1975 and marinas since 2020. We lease individual parcels of land, or sites, with utility access for the placement of manufactured homes and RVs to our MH and RV customers. Our MH communities are designed to offer affordable housing to individuals and families, while also providing certain amenities. Our RV resorts are designed to offer affordable vacation opportunities to individuals and families complemented by a diverse selection of high-quality amenities. Our marina offerings include wet slip and dry storage space leases, end-to-end service (such as routine maintenance, repair and winterization), fuel sales and other high-end amenities. These services and amenities offer convenience and resort-quality experiences.

As of December 31, 2021, we owned and operated, directly or indirectly, or had an interest in, a portfolio of 602 MH communities, RV resorts and marinas (collectively, the "properties") located in 39 states, Ontario, Canada and Puerto Rico, including 284 MH communities, 160 RV resorts, 33 properties containing both MH and RV sites, and 125 marinas. As of December 31, 2021, the properties contained an aggregate of 204,163 developed sites comprised of 98,621 developed MH sites, 30,540 annual RV sites (inclusive of both annual and seasonal usage rights), 29,847 transient RV sites, and 45,155 wet slips and dry storage spaces. Additionally, there are nearly 11,000 additional MH and RV sites suitable for development.

We are engaged through SHS, a taxable REIT subsidiary, in the marketing, selling, and leasing of new and pre-owned homes to current and future residents in our communities. The operations of SHS support and enhance our occupancy levels, property performance and cash flows.

Our executive and principal property management office is located at 27777 Franklin Road, Suite 200, Southfield, Michigan 48034 and our telephone number is (248) 208-2500. Our Safe Harbor marina segment principal office is located in Dallas, Texas. We have regional property management offices throughout the United States. We employed an aggregate of 5,961 full and part time employees as of December 31, 2021.

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

SUN COMMUNITIES, INC.
STRUCTURE OF THE COMPANY

The Operating Partnership is structured as an umbrella partnership REIT, or UPREIT. We conduct substantially all of our operations through the Operating Partnership. The Operating Partnership owns, either directly or indirectly through other subsidiaries, substantially all of our assets. This UPREIT structure enables us to comply with certain complex requirements under the federal tax rules and regulations applicable to REITs, and to acquire MH communities, RV resorts and marinas in transactions that defer some or all of the sellers' tax consequences. The financial results of the Operating Partnership and our other subsidiaries are consolidated in our Consolidated Financial Statements. The financial results include certain activities that do not necessarily qualify as REIT activities under the Internal Revenue Code of 1986, as amended (the "Code"). We have formed taxable REIT subsidiaries, as defined in the Code, to engage in such activities. We use taxable REIT subsidiaries to offer certain services to our residents and engage in activities that would not otherwise be permitted under the REIT rules if provided directly by us or by the Operating Partnership. The taxable REIT subsidiaries include our home sales business, SHS, which provides manufactured home sales, leasing, and other services to current and prospective tenants of our properties.

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

SUN COMMUNITIES, INC.
We do not own all of the OP units. The following table sets forth:

•The various series of OP units and the number of units of each series outstanding as of December 31, 2021;
•The relative ranking of the various series of OP units with respect to rights to the payment of distributions and the distribution of assets in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Operating Partnership;
•The number of shares of our common stock issuable upon the exchange of each OP unit of the applicable series;
•The annual distribution rate on each series of OP Units; and
•Information regarding the terms of redemption rights for each series of OP units, as applicable.

Ranking	Description	OP Units Outstanding at December 31, 2021	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption(3)	Redemption Period
1	Preferred OP units (or "Aspen preferred OP units")	1,283,819(4)	Variable(5)	Variable(6)	Mandatory	Variable(7)
1	Series A-1 preferred OP units	275,024	2.439	6.0%	N/A	N/A
2	Series C preferred OP units	306,163	1.11	Variable(8)	N/A	N/A
3	Series D preferred OP units	488,958	0.8	Variable(9)	Holder's Option	Any time after earlier of January 31, 2024 or death of holder
4	Series E preferred OP units	90,000	0.6897	Variable(10)	N/A	N/A
5	Series F preferred OP units	90,000	0.625	3.0%	Holder's Option	Any time after earlier of May 14, 2025 or death of holder
6	Series G preferred OP units	240,710	0.6452	3.2%	Holder's Option	Any time after earlier of September 30, 2025 or death of holder
7	Series H preferred OP units	581,407	0.6098	3.0%	Holder's Option	Any time after earlier of October 30, 2025 or death of holder
8	Series I preferred OP units	922,000	0.6098	3.0%	Holder's Option	Any time after earlier of December 31, 2025 or death of holder
9	Series J preferred OP units	240,000	0.6061	2.85%	Holder's Option	During the 30-day period following a change of control of the Company or any time after April 21, 2026.
10	Series A-3 preferred OP units	40,268	1.8605	4.5%	N/A	N/A
11	Common OP units	118,514,363(11)	1.0	Same distribution rate for common stock and common OP units	N/A	N/A
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
(4) Of the outstanding Aspen preferred OP units, 270,000 are designated as "Aspen 2034 Units."
(5) At any time prior to January 1, 2024 (or prior to January 1, 2034 with respect to the Aspen 2034 Units), at the holder's option, each Aspen preferred OP unit may be exchanged into: (a) if the average closing price of our common stock for the preceding ten trading days is $68.00 per share or less, 0.397 common OP units, or (b) if the average closing price of our common stock for the preceding ten trading days is greater than $68.00 per share, the number of common OP units determined by dividing (i) the sum of (A) $27.00 plus (B) 25 percent of the amount by which the average closing price of our common stock for the preceding ten trading days exceeds $68.00 per share, by (ii) the average closing price of our common stock for the preceding ten trading days.
(6) The annual distribution rate for Aspen 2034 Units is 3.8 percent. The annual distribution rate on all other Aspen preferred OP units is equal to the 10-year U.S. Treasury bond yield plus 239 basis points; provided, however, that such aggregate distribution rate shall not be less than 6.5 percent nor more than 9.0 percent.
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
(8) 4.5 percent until April 1, 2020 and 5.0 percent thereafter.
(9) 3.75 percent until January 31, 2021 and 4.0 percent thereafter.
(10) 5.25 percent until January 9, 2022 and 5.5 percent thereafter.
(11) Of the 118,514,363 common OP units, 115,976,408, or 97.9 percent were held by us, and 2,537,955, or 2.1 percent were owned by the limited partners.

SUN COMMUNITIES, INC.
REAL PROPERTY OPERATIONS

MH communities and RV resorts

An MH community is a residential subdivision with sites for the placement of manufactured homes, related improvements and amenities. Manufactured homes are detached single‑family homes which are produced off‑site by manufacturers and installed on site within the community. Manufactured homes are available in a wide array of designs, providing owners with a level of customization generally unavailable in multi-family housing developments. Modern MH communities contain improvements similar to other garden‑style residential developments, including centralized entrances, paved streets, curbs, gutters and parkways. In addition, these communities also often provide a number of amenities, such as a clubhouse, a swimming pool, basketball courts, shuffleboard courts, tennis courts and laundry facilities.

An RV resort is a resort with sites for the placement of RVs for varied lengths of time. RV resorts may also provide vacation rental homes and may include a number of amenities such as restaurants, golf courses, swimming pools, water parks, tennis courts, fitness centers, planned activities and spacious social facilities.

Renters at our MH and RV properties lease the site on which a manufactured home, RV or vacation rental home is located. We typically own the underlying land, utility connections, streets, lighting, driveways, common area amenities, and other capital improvements and are responsible for enforcement of community guidelines and maintenance. In certain MH and RV properties, we do not own all of the underlying land and operate the communities pursuant to ground leases. Certain of the properties provide water and sewer service through public or private utilities companies, while others provide these services to residents from on-site facilities. Each owner of a home within our properties is responsible for the maintenance of the home and leased site. As a result, our capital expenditure needs tend to be less significant relative to multi-family rental apartment complexes.

In 2021, we began to rebrand certain of our RV resorts under the "Sun Outdoors" umbrella. Sun Outdoors offers tent camping, RV sites and vacation rentals with world-class amenities throughout the U.S. and in Ontario, Canada. We believe this rebranding under the Sun Outdoors umbrella will allow us to gain a competitive advantage in the outdoor recreation market. We are in the process of implementing the Sun Outdoors brand at certain of our RV resorts and expect implementation to be substantially completed by the end of 2022. Implementation consists of conversion of digital presence (Website, Facebook, Rezplot reservation software and other internal systems) and signage replacement at the resorts.

We compete with other available MH communities and RV resorts, and alternative forms of housing (such as on-site constructed homes, apartments, condominiums and townhouses) as they provide housing alternatives to potential tenants of MH communities and RV resorts.

Marina

A marina is a specially-designed harbor that can be located on oceans, lakes, bays or rivers and typically includes dry storage systems that provide storage solutions for the placement of vessels ranging in size from small boats to super yachts for varied lengths of time. Dry storage systems also allow for the required maintenance to the vessels that we store. Marinas also provide ancillary services, such as fuel stations, ship stores, restaurants, swimming pools, cabin and lodging rentals, boat rentals, tennis courts, fitness centers, shower and laundry facilities, planned activities and other services to create a robust member experience.

Renters at our marinas lease the wet slip or dry storage space on which the vessel is stored. We typically own the underlying land, building improvements, dock improvements, site improvements and other on-site amenity structures. Because we own the facilities and improvements on the land or submerged land at those marinas, we are responsible for the capital improvements and maintenance. In certain marinas, we do not own all of the underlying land and operate the marinas pursuant to ground leases.

We compete with other available marinas in the U.S. and Puerto Rico.

PROPERTY MANAGEMENT

Our property management strategy emphasizes intensive, detail-oriented, hands-on management by dedicated, on-site community, resort and marina managers. We believe our focus on creating an exceptional resident, guest and member experience creates a competitive advantage. It enables us to continually monitor and address concerns, the performance of competitive properties and local market conditions. As of December 31, 2021, of our 5,961 employees, 4,145 were located on-site as property managers, support staff or maintenance personnel, and of those, approximately 83.0 percent were full-time employees.

SUN COMMUNITIES, INC.
Our MH and RV property managers are overseen by John B. McLaren, our President and Chief Operating Officer, who has been in the MH industry since 1995, Bruce Thelen, our Executive Vice President of Operations and Sales, who has led our manufactured home sales and leasing subsidiary, SHS, since January 2018, three Senior Vice Presidents of Operations and Sales, 11 Divisional Vice Presidents and 45 Regional Vice Presidents. Each Regional Vice President oversees one to 16 properties and is responsible for regular property inspections, oversight of property operations and sales functions, semi-annual market surveys of competitive communities and interaction with local manufactured home dealers.

Each property manager performs regular inspections in order to monitor the physical condition of properties and to effectively address tenant concerns. In addition to an on-site manager, each district or property has on-site maintenance personnel and management support staff. We hold mandatory training sessions for all new property management personnel to ensure that policies and procedures are executed effectively and professionally. All of our property management personnel participate in on-going training to ensure that changes to policies and procedures are implemented consistently. Our internal training program has led to increased knowledge and accountability for daily operations and policies and procedures.

Our marina business is overseen by Baxter Underwood, the Chief Executive Officer of Safe Harbor, who has been in the marina business since 2006, two Chief Operating Officers and 17 Regional Vice Presidents who are responsible for regular marina inspections and oversight of operations.

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

SHS also leases homes to prospective tenants. At December 31, 2021, SHS had 9,870 occupied leased homes in its portfolio. New and pre-owned homes are purchased for the Rental Program. Leases associated with the Rental Program generally have a term of one year. The Rental Program requires management of costs associated with repair and refurbishment of these homes as the tenants vacate and the homes are re-leased, similar to apartment rentals. We received approximately 55,500 applications during 2021 to live in our MH and RV properties, providing a significant "resident onboarding" system that allows us to market the purchase of a home to qualified applicants. Through the Rental Program we demonstrate our product and lifestyle to the renters, while monitoring their payment history and converting qualified renters to owners.

Our home sales and leasing operations compete with other local and national MH dealers and MH community owners.

MARINA MEMBER BASE

We are engaged in the marketing and leasing of wet slips and dry storage spaces and have approximately 45,000 members throughout our marina network as of December 31, 2021.

SITE LEASES OR USAGE RIGHTS

Typical tenant leases for MH sites are year-to-year or month-to-month, renewable upon the consent of both parties, or, in some instances, as provided by statute. Certain of our leases, mainly at our Florida and California properties, are tied to the consumer price index or other indices as they relate to rent increases. Generally, market rate adjustments are made on an annual basis. These leases are cancellable for non-payment of rent, violation of community rules and regulations or other specified defaults. During the five calendar years ended December 31, 2021, on average less than 1.0 percent of the homes in our MH communities have been removed by their owners and 6.5 percent of the homes have been sold by their owners to a new owner who then assumes rental obligations as a community resident. The average cost to move a home is approximately $7,000. On average, our residents remain in our communities for approximately 14 years.

Typical resident agreements for RV sites are year-to-year or from move-in date until the end of the current calendar year. Generally, increases and market rate adjustments are made on an annual basis. These agreements are cancellable for non-payment of rent, violation of resort rules and regulations or other specified defaults.

Leases for wet slips and dry storage spaces at our marinas are year-to-year, season-to-season, month-to-month, or transient by night, renewable upon the consent of both parties. On average, our members maintain leases in our marinas for approximately eight years.

SUN COMMUNITIES, INC.
ACQUISITIONS

During the year ended December 31, 2021, we acquired 35 MH communities and RV resorts, totaling 9,277 sites and 19 marinas totaling 6,539 wet slips and dry storage spaces for a total purchase price of approximately $1.4 billion.

On November 13, 2021, we entered into an agreement to acquire Tiger Topco 1 Limited (together with its subsidiaries, "Park Holidays"), an owner and operator of holiday communities in the United Kingdom. The transaction values Park Holidays at an enterprise value of £950 million (or approximately $1.3 billion). We anticipate that the acquisition of Park Holidays will close within the three months ending March 31, 2022. However, the closing is subject to the approval of the UK Financial Conduct Authority, which regulates certain loan brokering activities of Park Holidays.

We are also currently pursuing additional significant acquisition opportunities outside the United States, including in the United Kingdom and Europe.

EXPANSION / DEVELOPMENT

During the year ended December 31, 2021, we completed the construction of over 1,030 sites in eight ground-up developments and re-developments, and nearly 580 expansion sites in six MH communities and five RV resorts.

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

HUMAN CAPITAL

Human capital management is key to our success and focuses on diversity, equity and inclusion, employee retention and talent development practices. We are committed to building an equitable and inclusive culture that inspires and supports the growth of our employees, serves our communities and shapes a more sustainable business. The most significant measures and objectives that we focus on in managing our business and our related human capital initiatives include the following:

CULTURE

We are taking deliberate actions to foster a growth culture that is grounded in our vision and culture statements: We are an inspired, engaged and collaborative team committed to providing extraordinary service to our residents, customers and team members. Together as one team, we embrace the following seven key behaviors that make our company a great place to work:

•Live the Golden Rule: Treat others the way you want to be treated;
•Do the right thing;
•We over me;
•Nothing changes if nothing changes;
•Mindset is everything;
•Keep it simple; and
•Be yourself and thrive.

SUN COMMUNITIES, INC.
LEADERSHIP, TALENT, TRAINING AND DEVELOPMENT

We expect our leaders to be role models and lead in a way that enables our organization to achieve success. Our strategy is anchored in promoting the right internal talent and hiring the right external talent for career opportunities across our organization. We are focused on hiring and developing talent that mirrors the markets we serve, and investing in learning opportunities and capabilities that equip our workforce with the skills they need while improving engagement and retention.

•Our internal training program, Sun University, offers over 100 courses to our MH and RV team members on a range of topics, including leadership, communications, inclusion and diversity, software and operations. Our internal training program has led to increased knowledge and accountability for daily operations and policies and procedures. In 2021, team members logged 52,506 learning hours;
•We hold mandatory ongoing training sessions for all property management personnel to ensure that policies and procedures are executed effectively, professionally and consistently; and
•New team members are required to complete information security training, and safety and compliance-related training, with routine refreshers at least annually on critical topics.

We are dedicated to the attraction, development and retention of our talent, focusing our efforts on ensuring that the returning seasonal team member pipeline remains robust each year and our annual talent management processes focus on the professional development of salaried team members. As of December 31, 2021, nearly 10 percent of our employees had over 10 years tenure.

Our compensation philosophy, aimed to apply merit-based, equitable compensation practices, is designed to attract and retain top talent. For eligible team members, we offer competitive salary, health, welfare, retirement and pet insurance benefits, tuition reimbursement and rent / vacation discounts at our properties.

DIVERSITY, EQUITY AND INCLUSION ("DEI")

We make it a priority to recognize and appreciate the diverse characteristics that make individuals unique in an atmosphere that promotes and celebrates individual and collective achievement. We believe it's not just about gender or race, but about being diverse in thoughts, life and work experiences. Our inclusive environment challenges, inspires, rewards, and transforms our team to be the best. We do not tolerate harassing, discriminatory, or retaliatory conduct as such conduct is prohibited and inconsistent with our policies, practices and philosophy. We continue to put our resources and energy into strategies and initiatives to create a more equitable environment.

Workforce Diversity

We believe we are a stronger organization when our workforce represents a diversity of ideas and experiences. We value and embrace diversity in our employee recruiting, hiring and development practices. As of December 31, 2021, 41 percent of our employees were female, 21 percent of our employees were racially or ethnically diverse, and 47 percent of our employees were aged 50 years and older, with approximately 24 percent being aged 60 years and older.

Training and Resources

We offer trainings and resources on diversity, equity and inclusion to our employees. Diversity education and training programs for our team focus on unconscious bias, gender identity and transitions, generational differences, religion in the workplace, and self-awareness and self-assessments.

•We launched our formal initiative for Inclusion, Diversity, Equity and Accountability ("IDEA") focused on enhancing diversity through education, awareness and outreach throughout our company, communities and resorts;
•We engaged a third-party DEI consultant who conducted a company-wide training on DEI-related key foundational terms and helped develop an organization-wide IDEA strategy for Sun; and
•We set the foundation with senior leaders at our 2021 Elevate conference where we held break out sessions on allyship with inclusion and belonging, continuing the IDEA conversation, inclusive leadership, introduction to IDEA, and workplace microaggressions and unconscious bias.

SUN COMMUNITIES, INC.
In order to implement and sustain this initiative, in 2021:
•We created our IDEA council to help implement Sun's IDEA Strategy;
•Our Chief Executive Officer signed a pledge for the CEO Action for Diversity & Inclusion, a commitment to advance diversity and inclusion within the workplace;
•We made Juneteenth an annual company holiday to celebrate the end of slavery in the United States;
•We launched an anti-racism resource center for employees inclusive of videos, podcasts, articles, books, films and television series; and
•We implemented "Job Analyzer" in our applicant tracking system to proactively identify and address gender bias in job postings.

EQUITY PAY

We are committed to providing a total compensation package that is market-based, performance driven, fair and internally equitable. Our goal is to be competitive both within the general employment market as well as with our competitors in the real estate industry, with our strongest performers being paid more.

•Compensation for each position is determined by utilizing reliable third-party compensation surveys to obtain current market data. Additionally, position descriptions and compensation are routinely reviewed for market competitiveness.
•On an annual basis, the performance of all team members is evaluated and merit increases are allocated based on performance. This process ensures equitable performance review and corresponding pay practices that attract, retain, and reward top talent.
•In 2021, we conducted an analysis on data related to open positions, retention, market compensation pay gaps, and internal equity, and remediated any identified pay gaps. A total of 3,300 team members received some level of pay increase apart from their normal merit-based increase.

BUSINESS INTEGRITY

Our Code of Conduct and Business Ethics is grounded in our commitment to do the right thing. It serves as the foundation of our approach to ethics and compliance, and our anti-corruption compliance program is focused on conducting business in a fair, ethical and legal manner.

WORKPLACE HEALTH AND SAFETY

Sun actively seeks opportunities to minimize health, safety and environmental risks to our team members, residents, and guests we serve in our communities and resorts by utilizing safe operating procedures and practices:

•As part of our commitment to safety, Sun oversees annual safety training programs for all employees to provide tools and safeguards for accident prevention. Our managers are responsible for ensuring that team members receive the appropriate training to perform their jobs safely;
•All team members participate in safety training during the onboarding process, and thereafter, team members in the field complete an annual safety training course;
•We work hard to uphold a safe workplace by complying with safety and health laws and regulations, maintaining internal requirements and remediating risks. Each community is regularly inspected to ensure safety standards are being met, with comprehensive safety inspections completed annually; and
•Our COVID-19 Response and Action Plan, described below, continues to serve as a guideline for the safe operation of our communities, resorts and main office.

SUN COMMUNITIES, INC.
ENVIRONMENTAL, SOCIAL AND GOVERNANCE ("ESG")

We uphold a company-wide commitment to ESG goals through various programs and everyday business practices. We are fully committed to reducing our environmental impact across the scope of our operations and through the services we deliver to our residents and guests. We continue to identify opportunities to invest in energy-efficient technology, water efficiency and waste reduction strategies throughout our communities, resorts and corporate headquarters. By conserving natural resources, reducing our carbon footprint and participating in efforts to protect the environment through our Sun Unity program, we are striving to achieve our environmental sustainability goals.

We recognize the important opportunity of providing access to affordable and sustainable housing. Our business contributes to a vitally important function in our economy by providing high-quality, yet affordable, housing for both all-age and age-restricted needs. Manufactured homes cost approximately 52 percent less per square foot than conventional site-built homes, expanding the opportunity for residents to own their home, despite an ever-increasing housing affordability gap. Our homes provide more space at less cost per square foot compared to other options.

As a nationwide provider of affordable housing, and a leader in the marina business, we believe we have a responsibility not only to our residents, guests and team members, but also to the communities in which we live and work. These social responsibility efforts are initiated through our Sun Unity program, so we can join together as a team and give back to these communities to achieve goals like promotion, education and waste reduction.

COVID-19 RELIEF AND SUPPORT

The health and safety of our residents, guests and team members is our top priority. In 2020, at the height of the COVID-19 pandemic, we instituted our COVID-19 Response and Action Plan which established guidelines for safe operations of our communities, resorts and our main office. We continue to revise our guidelines to be in line with revised government and regulatory mandates. Content contained within this plan includes:

•Methods for preventing and reducing exposure and transmission of COVID-19 among individuals;
•Methods for identification and isolation of sick persons;
•Operational protocols for social distancing, including reduced occupancy requirements;
•Sanitation policies and procedures, including cleaning, disinfecting and decontamination;
•Communications and training for team members and leaders that are necessary to implement the plan; and
•Procedures to ensure effective ongoing implementation of the plan.

Temporary relief measures extended to residents and guests include:

•Enhanced cleaning procedures, as well as additional signage, and changes to policies and procedures further promoting social distancing.
•Amenity kits are being provided to guests upon check-in which include hand sanitizer, face masks and sanitation wipes.
•Contactless processes are put in place for rent collection, lease renewals, reservations and guest check-ins.
•Large quantities of personal protection equipment and cleaning products are distributed to all of Sun's locations.

While COVID-19 had a material effect on our employees, residents and guests during 2021, it did not materially impact our financial performance.

SUN COMMUNITIES, INC.
COMMITMENT TO A SUSTAINABLE FUTURE

While the pandemic has been the defining issue of the last two years, climate change is the challenge of our lifetime. Climate change poses a clear threat and challenge to the real estate sector, as buildings contribute up to 30 percent of global annual greenhouse gas (“GHG”) emissions. Climate change impacts are material to our overall value as well as our ability to serve our residents, guests, employees, investors and other stakeholders. We are committed to reducing our GHG emissions and working to improve upon the environmental performance of the communities and properties within our portfolio. We are at the very beginning of this process with a focus on expanding our climate analysis to be more comprehensive and integrated into our overall business strategy. Some of our accomplishments include:

Climate Risk Assessment - In 2021, we performed an analysis of the climate risk impact on our properties. Various models were used to determine risks related to the sea-level rise, flooding, wildfire, water scarcity, cold waves and heat waves across three timeframes (2020, 2030 and 2050). We reviewed the results of this assessment and are using them to develop our risk mitigation and resilience (climate change adaptation) strategies. We are now integrating a climate risk analysis in the due diligence process during acquisitions of properties.

Greenhouse Gas Emissions - We created a framework to track the GHG emissions across our portfolio. We are implementing GHG emissions-reduction strategies where feasible to reduce emissions and their negative impact on climate change. The framework allows us to track, monitor and evaluate current performance, and make adjustments to our GHG emissions-reduction strategies.

Please see the Risk Factors in Item 1A, and our accompanying Consolidated Financial Statements and related notes thereto beginning on page F-1 of this Annual Report on Form 10-K for more detailed information.

SUN COMMUNITIES, INC.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains various "forward-looking statements" within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as "forecasts," "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projected," "projections," "plans," "predicts," "potential," "seeks," "anticipates," "anticipated," "should," "could," "may," "will," "designed to," "foreseeable future," "believe," "believes," "scheduled," "guidance," "target" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under "Risk Factors" in this Annual Report on Form 10-K and in our other filings with the SEC, such risks and uncertainties include, but are not limited to:

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
•Availability of capital;
•Changes in foreign currency exchange rates, including between the U.S. dollar and each of the Canadian dollar, Australian dollar and British pound;
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

SUN COMMUNITIES, INC.
The summary of risks below provides an overview of the principal risks that could affect our business, financial condition, results of operations, cash flows and / or prospects. This summary does not contain all of the information that may be important to you, and you should read the more detailed discussion of risks that follows this summary.

SUMMARY OF RISK FACTORS

MATERIAL RISKS RELATING TO OUR MH, RV AND MARINA BUSINESSES

•The geographic concentration of our properties in specific regions exposes us to the risks of downturns in local economies or other local real estate market conditions;
•We build and develop new MH communities, RV resorts and marinas and expand our existing properties, which exposes us to risks relating to zoning and permit laws, construction delays, unexpected development costs and fluctuations in occupancy rates at our newly developed properties;
•The industries in which we operate are highly-fragmented and we are subject to competition with national and regional players that may have greater resources than us;
•The cyclical and seasonal nature of the RV and marina industries lead to fluctuations in our operating results;
•Our continued growth is subject to our ability to successfully integrate and finance our acquisitions on favorable terms.
•The successful operation of our marinas depends on our ability to retain key employees with experience in the marina business, including Baxter R. Underwood, who is the Chief Executive Officer of Safe Harbor;
•Many of our properties are in areas that experience extreme weather conditions like floods, hurricanes, wildfires, sea-level rises or earthquakes and climate change could exacerbate these weather conditions;
•Marinas are specific-use properties and may contain features or assets that have limited alternative uses;
•Many of our marinas are situated on land controlled by governmental bodies and we must lease this land from them. These governmental authorities may terminate, fail to renew, or interpret in ways unfavorable to us, any of the permits, licenses, leases and approvals necessary for the operation of our marinas;
•Our properties are subject to various federal, state, local and foreign environmental laws and we may incur liability under these environmental laws for remediation and disposal of hazardous materials located on our properties;
•We may not complete our previously announced acquisition of Park Holidays and, even if we complete the acquisition, we may not realize the intended benefits of the Park Holidays acquisition;
•We will be subject to additional legal, regulatory, tax, supply chain, political and economic risks as we continue to expand our international investments;
•The ongoing COVID-19 pandemic may materially and adversely impact our financial condition, results of operations, cash flows and performance in unanticipated ways; and
•State and local rent control laws may inhibit our ability to increase rents to recover increases in our operating expenses.

RISKS RELATED TO OUR DEBT FINANCINGS

•We have a significant amount of debt which could limit our operational flexibility or otherwise adversely affect our financial condition;
•Any failure to meet our obligations on our secured debt could result in foreclosure on the collateral securing the debt; and
•Increases in market interest rates could materially increase our costs associated with existing and future debt. We mitigate the risks underlying increases in interest rates through hedging activities, but no hedging activity can protect us completely.

TAX RISKS RELATED TO OUR STATUS AS A REIT

•If we fail to qualify as a REIT our taxable income would be subject to federal income tax at a regular corporate rate which would materially and adversely affect our financial condition;
•The Operating Partnership could be classified as a "publicly traded partnership" which would subject it to taxation as a corporation and lead to substantial tax liabilities; and
•Compliance with the complex requirements and tests that are applied to REITs may hinder our ability to operate solely to maximize profits.

SUN COMMUNITIES, INC.
RISKS RELATED TO RELATED PARTY TRANSACTIONS AND OUR STRUCTURE

•Some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests;
•Our governing documents prohibit, with limited exceptions, a single stockholder from owning more than 9.8 percent of our capital stock, which may discourage a change of control of the Company; and
•Certain provisions of Maryland law may discourage third parties from conducting a tender offer or otherwise acquiring us via a change of control transaction that could be beneficial to our stockholders.

GENERAL RISK FACTORS

•Our share price is subject to fluctuations that could be caused by a wide range of factors that could ultimately lead to a complete loss on our shareholders' investment;
•The sale or issuance of substantial amounts of our common or preferred stock could materially and adversely affect the market price of our common or preferred stock;
•We may not generate cash flows in an amount sufficient enough to make distributions on our stock, to pay our indebtedness, or to fund our other liquidity needs;
•A failure to maintain an effective system of internal controls may cause our financial reports to become inaccurate which could harm our reputation and have a material adverse effect on our operating results;
•Our, or our third party vendors', networks could become compromised, and the information stored there could be accessed, publicly disclosed, lost or stolen;
•We may experience losses in excess of our insurance coverages;
•Adverse content about us on social media platforms could result in damage to our reputation or brand; and
•We may be adversely impacted by fluctuations in foreign currency exchange rates.

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

As of December 31, 2021, 152 MH and RV properties, representing 25.5 percent of developed sites, are located in Florida; 90 properties, representing 17.8 percent of developed sites, are located in Michigan; 33 properties, representing 6.3 percent of developed sites, are located in Texas; and 45 properties, representing 6.3 percent of developed sites, are located in California. As of December 31, 2021, we have revenue concentrations of marinas in Florida, Rhode Island and California of approximately 22.6 percent, 8.0 percent and 6.5 percent, respectively. As a result of the geographic concentration of our MH and RV properties in Florida, Michigan, Texas and California, and geographic concentration of our marinas in Florida, Rhode Island and California, we are exposed to the risks of downturns in local economies or other local real estate market conditions which could adversely affect occupancy rates, rental rates and property values in these markets.

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
•Changes in foreign currency exchange rates, including between the U.S. dollar and each of the Canadian dollar, the Australian dollar and the British pound;
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
•Increased operating costs, including insurance premiums, real estate taxes and utilities; and
•The enactment of rent control laws or laws taxing the owners of manufactured homes.

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

We depend on Safe Harbor's management to operate our marina business, and our acquisition of Safe Harbor presents us with new risks.

Before we acquired Safe Harbor in October 2020, we did not own or operate any marinas. Safe Harbor's operations are separate from our other operations. The successful operation of our marinas depends on our ability to retain key employees with experience in the marina business, including Baxter R. Underwood, who is the Chief Executive Officer of Safe Harbor. The loss of services of Mr. Underwood or other key employees could have a materially adverse effect on our ability to operate Safe Harbor. Although Mr. Underwood has entered into an employment and non-competition agreement, upon certain events he will have the option to eliminate the non-competition covenant by foregoing certain compensation and other benefits.

We do not currently maintain or contemplate obtaining any "key-man" life insurance on any of the key employees of Safe Harbor. Our entry into the marina business also subjects us to new laws and regulations and may lead to increased litigation and regulatory risk including but not limited to statutes and government regulations that govern the use of, and construction on, rivers, lakes and other waterways. Exposure to the marina industry may expose us to certain weather events and risks to which we have not previously been exposed. Additionally, the marina business may be affected in different ways or to a greater extent than our existing MH and RV business by the COVID-19 pandemic with respect to infection control, facility and work-site access, or other related issues.

Investments through joint ventures involve risks not present for properties in which we are the sole owner.

We have invested and may continue to invest as a joint venture partner in joint ventures. These investments involve risks, including, but not limited to, the possibility the other joint venture partner may have business goals which are inconsistent with ours, possess the ability to take or force action or withhold consent contrary to our requests, fail to provide capital or fulfill its obligations, or become insolvent and require us to assume and fulfill the joint venture's financial obligations. Conflicts arising between us and our joint venture partners may be difficult to manage or resolve and it could be difficult to manage or otherwise monitor the existing business arrangements. We and our joint venture partners may each have the right to initiate a buy-sell arrangement, which could cause us to sell our interest, or acquire a joint venture partner's interest, at a time when we otherwise would not have entered into such a transaction. Each joint venture agreement is individually negotiated, and our ability to operate, finance or dispose of a property in our sole discretion may be limited to varying degrees depending on the terms of the applicable joint venture agreement.

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

Significant changes in the climate could exacerbate extreme weather conditions or natural disasters that may occur in areas where our properties are located, all of which may result in additional physical damage to, or a decrease in demand for, properties located in these areas or affected by these conditions. If the impact of climate change is material in nature, including significant property damage to or destruction of our properties, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected. In addition, changes in federal, state, local and foreign legislation and regulation based on concerns about climate change could result in increased capital expenditures on our properties (for example, to improve their energy efficiency and / or resistance to inclement weather) without a corresponding increase in revenue, resulting in adverse impacts to our net income.

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

Under various federal, state, local and foreign laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous substances at, on, under, or in such property. Such hazardous substances may be used at or located on our properties, especially our marinas. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent the property, to borrow using the property as collateral or to develop the property. Persons who arrange for the disposal or treatment of hazardous substances also may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility owned or operated by another person. In addition, certain environmental laws impose liability for the management and disposal of asbestos-containing materials and for the release of such materials into the air. These laws may result in fines or penalties and may permit third parties to seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials.

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

We may not complete our previously-announced acquisition of Park Holidays.

In November 2021, we entered into an agreement to acquire Park Holidays which owns, operates and manages 42 holiday communities in the United Kingdom. The acquisition values Park Holidays at an enterprise value of £950 million (or approximately $1.3 billion). While we anticipate that the Park Holidays acquisition will close in the first quarter of 2022, the closing is subject to the approval of the UK Financial Conduct Authority, which regulates certain loan brokering activities of Park Holidays. If this condition is not satisfied or waived, or if the Park Holidays purchase agreement is otherwise terminated in accordance with its terms, then we will not complete the Park Holidays acquisition. If we do not complete the acquisition, our common stock will not reflect any interest in Park Holidays; if the closing is delayed, this interest will not be reflected during the period of delay; and if the acquisition is restructured, it is uncertain as to whether this interest will be adversely affected. In addition, the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the acquisition will be completed and that we will realize certain anticipated benefits of acquiring Park Holidays.

The closing of the Proposed Loan Amendment is subject to, among other things, the closing of our acquisition of Park Holidays. Therefore, if we are unable to complete the acquisition of Park Holidays then we will be unable to complete the Proposed Loan Amendment. Refer to Note 19, "Subsequent Events," in our accompanying Consolidated Financial Statements for additional information about the Proposed Loan Amendment.

SUN COMMUNITIES, INC.
The intended benefits of the Park Holidays acquisition may not be realized.

The Park Holidays acquisition poses risks for our ongoing operations, including, among others:

•That senior management's attention may be diverted from the management of daily operations in our U.S. and Canadian properties to the integration of the Park Holidays properties;
•Costs and expenses associated with any undisclosed or potential liabilities that are not covered by our transaction insurance;
•That the Park Holidays properties may not perform as well as anticipated; and
•Unforeseen difficulties may arise in integrating operations in the United Kingdom into our company.

As a result of the foregoing, we cannot assure you that the Park Holidays acquisition will be accretive to us in the near term or at all. Furthermore, if we fail to realize the intended benefits of the Park Holidays properties, the market price of our common stock could decline to the extent that the market price reflects those benefits.

We will be subject to additional risks from our investment in Park Holidays and any other international investments.

Park Holidays will be our first major investment in the United Kingdom. We are also pursuing other significant acquisition opportunities outside the United States, including in the United Kingdom and elsewere in Europe, although there can be no assurances that we will be successful in completing any of these prospective acquisitions. These investments may expose us to a variety of risks that are different from and in addition to those commonly found in our current markets. Our ownership of Park Holidays and any other international investments will subject us to additional risks, including:

•the laws, rules and regulations applicable in such jurisdictions outside of the United States, including those related to property ownership by foreign entities, consumer and data protection, privacy, network security, encryption, payments and restricting us from removing profits earned from activities within the country to the United States (i.e., nationalization of assets located within a country);
•complying with a wide variety of foreign laws;
•fluctuations in exchange rates between foreign currencies and the U.S. dollar, and exchange controls;
•limited experience with local business and cultural factors that differ from our usual standards and practices;
•changes in the availability, cost and terms of mortgage funds and other borrowings resulting from varying national economic policies or changes in interest rates;
•reliance on local management;
•challenges in establishing effective controls and procedures to regulate operations in different regions and to monitor and ensure compliance with applicable regulations, such as applicable laws related to corrupt practices, employment, licensing, construction, climate change or environmental compliance;
•unexpected changes in regulatory requirements, tax, tariffs, trade barriers and other laws within jurisdictions outside the United States or between the United States and such jurisdictions;
•potentially adverse tax consequences with respect to our properties;
•the impact of regional or country-specific business cycles and economic instability, including deterioration in political relations with the United States, instability in, or further withdrawals from, the European Union or other international trade alliances or agreements;
•the impact of extreme weather or weather-related conditions and other natural disasters that may affect specific locations in which our properties are located, including hurricanes, flash floods, sea-level rise and coastal erosion, that may affect Park Holidays' properties;
•the impact of disruptions in global, regional or local supply chains, including disruptions occurring during and after the COVID-19 pandemic; and
•political instability, uncertainty over property rights, civil unrest, drug trafficking, political activism or the continuation or escalation of terrorist activities.

If we are unable to adequately address these risks, they could have a significant adverse effect on our operations.

SUN COMMUNITIES, INC.
The United Kingdom's departure from the European Union could increase volatility in the financial markets and currency exchange rates, including the British pound.

The United Kingdom's exit from the European Union, commonly referred to as "Brexit," has created an uncertain political and economic environment in the United Kingdom and elsewhere. The consequences of Brexit, and continuing uncertainties related to Brexit, could negatively affect taxes and costs of business, diminish travel to and from the United Kingdom, cause volatility in currency exchange rates, interest rates, and European, United Kingdom or worldwide political, regulatory, economic or market conditions, and contribute to instability in political institutions, regulatory agencies, and financial markets. Brexit could also lead to legal uncertainty arising from divergence of the laws of the United Kingdom from those of the European Union. Any of these effects of Brexit, and others that cannot be anticipated, could adversely effect our existing and planned expansion in the United Kingdom and elsewhere, and therefore, could have a material adverse effect on us.

The current pandemic of the coronavirus, or COVID-19, may materially and adversely impact and disrupt our financial condition, results of operations, cash flows and performance.

The COVID-19 pandemic at times has had, and in the future it could continue to have, or a future pandemic could have, material and adverse effects on our ability to successfully operate, and on our financial condition, results of operations and cash flows, including in the following possible ways, among others:

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
•Certain properties may be subject to government restrictions which limit the ability to operate or provide certain amenities.
•We may have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deterioration in credit and financing conditions may result in insufficient liquidity or affect our access to capital necessary to fund and grow our business and address maturing liabilities on a timely basis. As of December 31, 2021, we had drawn $1.0 billion on our senior credit facility, of which the total capacity, excluding the unexercised accordion feature, is $2.0 billion.
•The financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our debt agreements and result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our senior credit facility.
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
•A recession or additional market corrections resulting from the spread of COVID-19 could affect the value of our common stock. We expect our stock price to continue to be volatile.
•Governmental agencies that permit and approve our projects, suppliers, homebuilders, and other business partners and third parties may be prevented from conducting business activities in the ordinary course for an indefinite period of time, which could in turn negatively affect our business.
•Disruptions in the global supply-chain could negatively impact our ability to secure the volume of homes and vacation rentals we need to meet market demand. These disruptions also could drive up costs across our business including capital expenditures, homes, home setups, and general property operations.

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

RISKS RELATED TO OUR DEBT FINANCINGS

Our significant amount of debt could limit our operational flexibility or otherwise adversely affect our financial condition, and we may incur more debt in the future.

We have a significant amount of debt. As of December 31, 2021, we had approximately $5.7 billion of total debt outstanding, consisting of approximately $3.4 billion in debt that is secured by mortgage liens on 190 of our properties, $1.2 billion of senior unsecured notes, $1.0 billion on our line of credit and other debt, $35.2 million of mandatorily redeemable preferred equity and $34.7 million of preferred OP units that are mandatorily redeemable. If we fail to meet our obligations under our secured debt, the lenders would be entitled to foreclose on all or some of the collateral securing such debt which could have a material adverse effect on us and our ability to make expected distributions, and could threaten our continued viability.

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

Covenants in our credit agreements and senior unsecured note indentures could limit our flexibility and adversely affect our financial condition.

The terms of our financing agreements and other indebtedness require us to comply with a number of customary financial and other covenants. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we have satisfied our payment obligations. Our financing agreements contain certain cross-default provisions that could be triggered in the event that we default on our other indebtedness. These cross-default provisions may require us to repay or restructure our senior credit facility in addition to any mortgage or other debt that is in default. If our properties were foreclosed upon, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected.

SUN COMMUNITIES, INC.
Our senior credit facility contains various restrictive corporate covenants including: minimum fixed charge coverage ratio, maximum leverage ratio, maximum dividend payout ratio and maximum secured leverage ratio. In addition to our senior credit facility, our senior unsecured notes also contain various covenants including: aggregate debt test, debt service test, maintenance of total unencumbered assets and a secured debt test. These covenants may restrict our ability to pursue certain business initiatives or certain transactions that might otherwise be advantageous. Furthermore, failure to meet certain of these financial covenants could cause an event of default under and / or accelerate some or all of such indebtedness which could have a material adverse effect on us.

An increase in market interest rates could raise our interest costs on existing and future debt or adversely affect our stock price, and a decrease in interest rates may lead to additional competition for the acquisition of real estate or adversely affect our results of operations.

Our interest costs for any new debt and our current debt obligations may rise if interest rates increase. This increased cost could make the financing of any new acquisition more expensive as well as lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, an increase in interest rates could decrease the access third parties have to credit, thereby decreasing the amount they are willing to pay to lease our assets and limit our ability to reposition our portfolio promptly in response to changes in economic or other conditions. An increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which could adversely affect the market price of our common stock. Decreases in interest rates may lead to additional competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments. Increased competition for the acquisition of real estate may lead to a decrease in the yields on real estate targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations may be adversely affected.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on your investment.

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. These instruments involve risks, such as the risk that the counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes, that a court could rule that such agreements are not legally enforceable and that we may have to post collateral to enter into hedging transactions, which we may lose if we are unable to honor our obligations. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the REIT income tests. In addition, the nature and timing of hedging transactions may influence the effectiveness of our hedging strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. Moreover, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses that may reduce the overall return on your investment.

The phase out of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates.

The Financial Conduct Authority ("FCA"), the authority that regulates LIBOR, ceased publishing one-week and two-month LIBOR rates after December 31, 2021. All other LIBOR settings will effectively cease after June 30, 2023, and it is expected that LIBOR will no longer be used after this date. Many of our property-level real estate loans have fixed interest rates that will not be impacted by any change in LIBOR. Certain of our other loans, including our borrowings under our $2.0 billion senior credit facility, have interest rates based on LIBOR. Our senior credit facility provides that the administrative agent in consultation with us will endeavor to determine an interest rate to replace the current LIBOR based rate, and until the parties agree on a successor LIBOR rate we can continue to borrow under the senior credit facility using the prime rate. The replacement of LIBOR with an alternative rate or benchmark may adversely affect our interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows and liquidity.

A downgrade in our credit ratings could have material adverse effects on our business and financial condition.

We intend to manage our operations to maintain our investment grade credit ratings from S&P Global and Moody's. These ratings are based on a number of factors, which include assessments of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. Changes in these factors could lead to a downgrade of our ratings, leading to an adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our financial condition, results of operations and liquidity.

SUN COMMUNITIES, INC.
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

Federal, state and foreign income tax laws governing REITs, or the administrative interpretations of those laws may be amended at any time. Federal, state and foreign tax laws are under constant review by persons involved in the legislative process, at the Internal Revenue Service and the U.S. Department of the Treasury, and at various state and foreign tax authorities. Changes to tax laws, regulations or administrative interpretations, which may be applied retroactively, could adversely affect us. We cannot predict whether, when, in what forms, or with what effective dates, the tax laws, regulations and administrative interpretations applicable to us may be changed. Accordingly, we cannot assert that any such change will not significantly affect either our ability to qualify for taxation as a REIT or the income tax consequences to us.

We intend for the Operating Partnership to be taxed as a partnership, but we cannot guarantee that it will qualify.

We believe that the Operating Partnership has been organized as a partnership and will qualify for treatment as such under the Code. However, if the Operating Partnership is deemed to be a "publicly traded partnership," it will be treated as a corporation instead of a partnership for federal income tax purposes unless at least 90 percent of its income is qualifying income as defined in the Code. The income requirements applicable to REITs and the definition of "qualifying income" for purposes of this 90 percent test are similar in most respects. Qualifying income for the 90 percent test generally includes passive income, such as specified types of real property rents, distributions and interest. We believe that the Operating Partnership has and will continue to meet this 90 percent test, but we cannot guarantee that it has or will. If the Operating Partnership were to be taxed as a regular corporation, it would incur substantial tax liabilities, we would fail to qualify as a REIT for federal income tax purposes and our ability to raise additional capital could be significantly impaired.

Partnership tax audit rules could have a material adverse effect on us.

The Bipartisan Budget Act of 2015 changed the rules applicable to U.S. federal income tax audits of partnerships. Under the rules, effective for taxable years beginning in 2018, among other changes and subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction or credit of a partnership (and a partner's allocable share thereof) is determined, and taxes, interest, and penalties attributable thereto are assessed and collected, at the partnership level. Unless the partnership makes an election permitted under the new law or takes certain steps to require the partners to pay their tax on their allocable shares of the adjustment, it is possible that partnerships in which we directly or indirectly invest, including the Operating Partnership, would be required to pay additional taxes, interest and penalties as a result of an audit adjustment. We, as a direct or indirect partner of the Operating Partnership and other partnerships, could be required to bear the economic burden of those taxes, interest and penalties even though the Company, as a REIT, may not otherwise have been required to pay additional corporate-level tax. The changes created by these rules are significant for collecting tax in partnership audits and, accordingly, there can be no assurance that these rules will not have a material adverse effect on us.

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

Under Section 382 of the Code, if a corporation undergoes an "ownership change" (generally defined as a greater than 50 percent change (by value) in its equity ownership over a rolling three-year period), the corporation's ability to use its pre-ownership-change net operating loss carryforwards to offset its post-ownership-change income may be limited. We may experience ownership changes in the future. If an ownership change were to occur, we would be limited in the portion of net operating loss carryforwards that we could use in the future to offset taxable income for U.S. federal income tax purposes.

SUN COMMUNITIES, INC.
RISKS RELATED TO RELATED PARTY TRANSACTIONS AND OUR STRUCTURE

Some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests.

Lease of Executive Offices - Gary A. Shiffman, together with certain of his family members, indirectly owns an equity interest of approximately 28.1 percent in American Center LLC, the entity from which we lease office space for our principal executive offices. Each of Brian M. Hermelin, Ronald A. Klein and Arthur A. Weiss indirectly owns less than one percent interest in American Center LLC. Mr. Shiffman is our Chief Executive Officer and Chairman of the Board. Each of Mr. Hermelin, Mr. Klein and Mr. Weiss is a director of the Company. Under this agreement, we lease approximately 103,100 rentable square feet of permanent space. The lease agreement includes annual graduated rent increases through the initial end date of October 31, 2026. As of December 31, 2021, the average gross base rent was $19.95 per square foot. Each of Mr. Shiffman, Mr. Hermelin, Mr. Klein and Mr. Weiss may have a conflict of interest with respect to his obligations as our officer and / or director and his ownership interest in American Center LLC.

Use of Airplane - Gary A. Shiffman is the beneficial owner of an airplane that we use from time to time for business purposes. During the years ended December 31, 2021, 2020 and 2019, we paid $0.7 million, $0.3 million and $0.4 million for the use of the airplane, respectively. Mr. Shiffman may have a conflict of interest with respect to his obligations as our officer and director and his ownership interest in the airplane.

Telephone Services - Brian M. Hermelin is a principal and a beneficial owner of an entity that installs and maintains emergency telephone systems at our properties. During the years ended December 31, 2021 and 2020, we paid $0.2 million for these services, respectively. Mr. Hermelin may have a conflict of interest with respect to his obligations as our director and his position with and ownership interest in the provider of these services.

Legal Counsel - During 2019-2021, Jaffe, Raitt, Heuer, & Weiss, Professional Corporation acted as our general counsel and represented us in various matters. Arthur A. Weiss is the Chairman of the Board of Directors and a shareholder of such firm. We incurred legal fees and expenses owed to Jaffe, Raitt, Heuer, & Weiss of approximately $10.3 million, $13.3 million and $11.1 million in the years ended December 31, 2021, 2020 and 2019, respectively.

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

9.8 percent Ownership Limit. In order to qualify and maintain our qualification as a REIT, not more than 50 percent of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals. Thus, ownership of more than 9.8 percent, in number of shares or value, of the issued and outstanding shares of our capital stock by any single stockholder has been restricted, with certain exceptions, for the purpose of maintaining our qualification as a REIT under the Code. Such restrictions in our charter do not apply to Milton M. Shiffman, Gary A. Shiffman and Robert B. Bayer; trustees, personal representatives and agents to the extent acting for them or their respective estates; or certain of their respective relatives.

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

Certain provisions of the Maryland General Corporation Law ("MGCL") may have the effect of inhibiting a third-party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our capital stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•"Business combination" provisions that, subject to limitations, prohibit certain business combinations between us and an "interested stockholder" (defined generally as any person who beneficially owns 10 percent or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10 percent or more of the voting power of our then outstanding voting stock at any time within the two-year period immediately prior to the date in question) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose fair price and / or supermajority and stockholder voting requirements on these combinations; and
•"Control share" provisions that provide that "control shares" of our company (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of issued and outstanding "control shares") have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

The provisions of the MGCL relating to business combinations do not apply, however, to business combinations that are approved or exempted by our Board of Directors prior to the time that the interested stockholder becomes an interested stockholder. As permitted by the statute, our Board of Directors has by resolution exempted Milton M. Shiffman, Robert B. Bayer and Gary A. Shiffman, their affiliates and all persons acting in concert or as a group with the foregoing, from the business combination provisions of the MGCL and, consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations between us and these persons. As a result, these persons may be able to enter into business combinations with us that may not be in the best interests of our stockholders without compliance by our company with the supermajority vote requirements and the other provisions of the statute.

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

SUN COMMUNITIES, INC.
GENERAL RISK FACTORS

Our share price could be volatile and could decline, resulting in a substantial or complete loss on our stockholders' investment.

The stock markets, including the New York Stock Exchange ("NYSE"), on which we list our common stock, have experienced significant price and volume fluctuations. As a result, the market price of our common stock and preferred stock could be similarly volatile, and investors in our common stock and preferred stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The price of our common stock and preferred stock could be subject to wide fluctuations in response to a number of factors, including:

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
•Changes in foreign currency exchange rates, including between the U.S. dollar and each of the Canadian dollar, the Australian dollar and the British pound;
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

SUN COMMUNITIES, INC.
Based on the applicable conversion ratios then in effect, as of February 15, 2022, in the future we may issue to the limited partners of the Operating Partnership, up to approximately 5.7 million shares of our common stock in exchange for their OP units. The limited partners may sell such shares pursuant to registration rights, if available, or an available exemption from registration. As of February 15, 2022, there were no outstanding options to purchase shares of our common stock under our equity incentive plans, and we currently have the authority to issue restricted stock awards or options to purchase up to an additional 614,662 shares of our common stock pursuant to our equity incentive plans. In addition, we have entered into an At-the-Market Offering Sales Agreement to sell shares of common stock. As of December 31, 2021, we have remaining capacity to sell up to an additional $1.25 billion of common stock under this agreement. No prediction can be made regarding the effect that future sales of shares of our common stock or our other securities will have on the market price of shares.

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

We rely on key management.

We depend on the efforts of our executive officers, Gary A. Shiffman, John B. McLaren, Karen J. Dearing, Bruce Thelen, Aaron Weiss and Baxter R. Underwood. The loss of services of one or more of these executive officers could have a temporary adverse effect on our operations. We do not currently maintain or contemplate obtaining any "key-man" life insurance on our executive officers.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results, which could result in a loss of investor confidence and adversely affect the market price of our common stock.

We are required to establish and maintain internal control over financial reporting and disclosure controls and procedures. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Disclosure controls and procedures are processes designed to ensure that information required to be disclosed is communicated to management and reported in a timely manner. We cannot be certain that we will be successful in continuing to maintain adequate control over our financial reporting and disclosure controls and procedures. Deficiencies, including any material weakness, in our internal control over financial reporting that may occur could result in misstatements or restatements of our financial statements or a decline in the price of our securities. In addition, as our business continues to grow, and as we continue to make significant acquisitions, our internal controls will become more complex and may require significantly more resources to ensure that our disclosure controls and procedures remain effective. Acquisitions can pose challenges in implementing the required processes, procedures and controls in the operations of the companies that we acquire. Companies that are acquired by us may not have disclosure controls and procedures or internal control over financial reporting that are as thorough or effective as those required by the securities laws that currently apply to us. Moreover, the existence of any material weakness or significant deficiency in our internal controls and procedures would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. If we cannot provide reliable financial reports, our reputation and operating results could be materially adversely affected, which could also cause investors to lose confidence in our reported financial information, which in turn could result in a reduction in the trading price of our common stock.

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

Despite our security measures, our information technology and infrastructure, as well as that of our third-party vendors, may be vulnerable to attacks by hackers (including through malware, ransomware, computer viruses and email phishing schemes) or breached due to employee error, malfeasance, fire, flood or other physical event, or other disruptions. Any such breach or disruption could compromise our or a third-party vendor's network and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could:

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

We have a significant concentration of MH and RV properties in Florida and California and marinas on coastlines, where natural disasters or other catastrophic events such as hurricanes, flash floods, sea-level rise, tornadoes, wildfires and earthquakes could negatively impact our operating results and cash flows. We maintain comprehensive liability, fire, property, business interruption, general liability and (where appropriate) flood and earthquake insurance, and other lines of insurance we have determined to be appropriate for our business, provided by reputable companies with commercially reasonable deductibles and limits. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. However, certain types of losses including, but not limited to, riots or acts of war, may be either uninsurable or not economically insurable. In the event an uninsured loss occurs, we could lose both our investment in and anticipated profits and cash flow from the affected property. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. If an uninsured liability to a third party were to occur, we would incur the cost of defense and settlement with, or court ordered damages to, that third party. A significant uninsured property or liability loss could have a material adverse effect on our business and our financial condition and results of operations.

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

Our operations are subject to regulation under various federal, state, local and foreign laws and regulations that may expose us to significant costs and liabilities.

Our properties and the operations at them are subject to regulation under various federal, state, local and foreign laws and regulations. Compliance with laws and regulations that govern our operations may require expenditures and modifications of development plans and operations that could have a detrimental effect on the operations of our properties and our financial condition, results of operations and cash flows. There can be no assurance that the application of laws, regulations or policies, or changes in such laws, regulations and policies, will not occur in a manner that could have a detrimental effect on any property.

We may be adversely impacted by fluctuations in foreign currency exchange rates.

Our current and future investments in and operations of Canadian, Australian and United Kingdom properties are or will be exposed to the effects of changes in the Canadian dollar, Australian dollar and British pound, respectively, against the U.S. dollar. Changes in foreign currency exchange rates cannot always be predicted; as a result, substantial unfavorable changes in exchange rates could have a material adverse effect on our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

SUN COMMUNITIES, INC.
ITEM 2. PROPERTIES

As of December 31, 2021, our properties were located throughout the United States, and in Ontario, Canada and Puerto Rico and consisted of 284 MH communities, 160 RV resorts, 33 properties containing both MH and RV sites, and 125 marinas.

As of December 31, 2021, our properties contained an aggregate of 204,163 developed sites comprised of 98,621 developed MH sites, 30,540 annual RV sites (inclusive of both annual and seasonal usage rights), 29,847 transient RV sites and 45,155 wet slips and dry storage spaces. There are 10,672 additional MH and RV sites suitable for development. Most of our properties include amenities oriented toward family and retirement living. Of our 602 properties, 218 each have 300 or more developed sites, with the largest having 2,341 developed MH and RV sites. See "Real Estate and Accumulated Depreciation, Schedule III," included in our Consolidated Financial Statements, for detail on properties that are encumbered.

As of December 31, 2021, our MH and RV properties had an occupancy rate of 97.4 percent excluding transient RV sites. Since January 1, 2021, the MH and RV properties have averaged an aggregate annual turnover of homes (where the home is moved out of the community) of approximately 2.6 percent and an average annual turnover of residents (where the resident-owned home is sold and remains within the community, typically without interruption of rental income) of approximately 7.1 percent. The average renewal rate for residents in our Rental Program was 73.5 percent for the year ended December 31, 2021.

We believe that our properties' high amenity levels, customer service loyalty, and customer retention program contribute to low turnover and generally high occupancy rates. All of the properties provide residents with attractive amenities with most offering a clubhouse, a swimming pool and laundry facilities. Many of the properties offer additional amenities such as sauna / whirlpool spas, tennis courts, shuffleboard, basketball courts and / or exercise rooms. Many RV resorts offer incremental amenities including golf, pro shops, restaurants, zip lines, waterparks, watersports and thematic experiences.

Our MH and RV properties are principally located in the midwestern, southern and southeastern regions of the U.S., and Ontario, Canada. Our marinas are principally located in the northeastern, southern, mid-Atlantic, western and midwestern regions of the U.S., with the majority of such marinas concentrated in coastal regions, others located in various inland regions, and Puerto Rico. We believe that geographic diversification helps to insulate the portfolio from regional economic influences. We have concentrated our properties within certain areas of the regions in order to achieve economies of scale in management and operation.

The following tables set forth certain information relating to our MH and RV properties as of December 31, 2021. The occupancy percentage includes MH sites and annual RV sites and excludes transient RV sites.

Property Name	MH/RV	City	State	MH and Annual RV Sites as of 12/31/2021	Transient RV Sites as of 12/31/2021	Occupancy as of 12/31/2021		Occupancy as of 12/31/2020
UNITED STATES
MIDWEST
Michigan
Academy / West Point	MH	Canton	MI	441	—	98.4%		98.0%
Allendale Meadows Mobile Village	MH	Allendale	MI	352	—	99.4%		99.1%
Alpine Meadows Mobile Village	MH	Grand Rapids	MI	403	—	98.5%		97.3%
Andover	MH	Grass Lake	MI	125	—	100.0%		N/A	(4)
Apple Carr Village	MH	Muskegon	MI	713	—	92.8%	(1)	86.5%	(1)
Arbor Woods	MH	Ypsilanti	MI	458	—	98.9%		99.1%
Brentwood Mobile Village	MH	Kentwood	MI	195	—	97.9%		99.5%
Broadview Estates	MH	Davison	MI	474	—	88.2%		87.1%
Brookside Village	MH	Kentwood	MI	196	—	98.5%		100.0%
Byron Center Mobile Village	MH	Byron Center	MI	143	—	99.3%		98.6%
Camelot Villa	MH	Macomb	MI	712	—	99.0%		98.6%
Charlevoix Estates	MH	Charlevoix	MI	183	—	98.9%		N/A	(4)
Cider Mill Crossings	MH	Fenton	MI	621	—	94.8%	(1)	87.6%	(1)
Cider Mill Village	MH	Middleville	MI	258	—	98.4%		98.4%
Country Acres Mobile Village	MH	Cadillac	MI	182	—	98.9%		95.1%
Country Hills Village	MH	Hudsonville	MI	239	—	99.2%		99.6%
Country Meadows Mobile Village	MH	Flat Rock	MI	577	—	99.7%		98.8%

SUN COMMUNITIES, INC.

Property Name	MH/RV	City	State	MH and Annual RV Sites as of 12/31/2021	Transient RV Sites as of 12/31/2021	Occupancy as of 12/31/2021		Occupancy as of 12/31/2020
Country Meadows Village	MH	Caledonia	MI	395	—	99.7%		100.0%
Creekwood Meadows	MH	Burton	MI	336	—	97.6%		99.1%
Cutler Estates Mobile Village	MH	Grand Rapids	MI	259	—	97.7%		98.8%
Dutton Mill Village	MH	Caledonia	MI	307	—	99.7%		99.3%
East Village Estates	MH	Washington Twp.	MI	708	—	98.4%		99.9%
Egelcraft	MH	Muskegon	MI	458	—	98.9%		97.8%
Fisherman's Cove	MH	Flint Twp.	MI	162	—	98.8%		98.1%
Frenchtown Villa / Elizabeth Woods	MH	Newport	MI	1,140	—	99.3%		99.2%
Grand Mobile Estates	MH	Grand Rapids	MI	219	—	99.1%		98.2%
Haas Lake Park RV Campground(2)	RV	New Hudson	MI	210	282	100.0%		N/A	(4)
Hamlin	MH	Webberville	MI	230	—	98.3%		98.7%
Hickory Hills Village	MH	Battle Creek	MI	283	—	98.9%		99.6%
Highland Greens Estates	MH	Highland	MI	879	—	64.6%		56.5%
Holiday West Village	MH	Holland	MI	341	—	99.4%		99.7%
Holly Village / Hawaiian Gardens	MH	Holly	MI	425	—	98.4%		97.9%
Hunters Crossing	MH	Capac	MI	114	—	100.0%		100.0%
Hunters Glen	MH	Wayland	MI	396	—	98.0%		98.7%
Huntington Run	MH	Kalamazoo	MI	175	—	98.9%		N/A	(4)
Kensington Meadows	MH	Lansing	MI	290	—	97.9%		96.2%
Kimberly Estates	MH	Newport	MI	387	—	98.2%		98.2%
King's Court Mobile Village	MH	Traverse City	MI	802	—	99.5%		99.0%
Knollwood Estates	MH	Allendale	MI	161	—	96.3%		96.9%
Lafayette Place	MH	Warren	MI	254	—	96.9%		99.2%
Lakeview	MH	Ypsilanti	MI	392	—	97.7%		99.0%
Leisure Village	MH	Belmont	MI	256	—	99.6%		99.6%
Lincoln Estates	MH	Holland	MI	191	—	98.4%		98.4%
Meadow Lake Estates	MH	White Lake	MI	425	—	98.8%		99.3%
Meadowbrook Estates	MH	Monroe	MI	453	—	98.7%		99.1%
Meadowlands of Gibraltar	MH	Gibraltar	MI	320	—	99.7%		99.4%
Meadowstone	MH	Hastings	MI	231	—	94.4%		N/A	(4)
Northville Crossing	MH	Northville	MI	756	—	99.7%		99.7%
Oak Island Village	MH	East Lansing	MI	250	—	97.6%		100.0%
Petoskey KOA RV Resort(2)	RV	Petoskey	MI	50	239	100.0%		100.0%
Pinebrook Village	MH	Kentwood	MI	185	—	98.9%		98.9%
Pineview Estates	MH	Flint	MI	1,011	—	71.1%		N/A	(4)
Presidential Estates Mobile Village	MH	Hudsonville	MI	364	—	97.3%		99.2%
Richmond Place	MH	Richmond	MI	117	—	98.3%		100.0%
River Haven Village	MH	Grand Haven	MI	721	—	99.2%		96.1%
River Ridge	MH	Saline	MI	288	—	100.0%		N/A	(4)
Rudgate Clinton	MH	Clinton Township	MI	667	—	98.7%		99.3%
Rudgate Manor	MH	Sterling Heights	MI	931	—	98.0%		98.8%
Scio Farms Estates	MH	Ann Arbor	MI	913	—	98.8%		99.1%
Sheffield Estates	MH	Auburn Hills	MI	228	—	100.0%		99.1%
Shelby Forest	MH	Shelby Twp.	MI	664	—	98.9%		99.5%
Shelby West	MH	Shelby Twp.	MI	644	—	99.4%		99.7%
Silver Springs	MH	Clinton Township	MI	547	—	99.3%		100.0%
Southwood Village	MH	Grand Rapids	MI	394	—	99.0%		99.7%
St. Clair Place	MH	St. Clair	MI	100	—	97.0%		97.0%
Stonebridge	MH	Richfield Twp.	MI	—	—	N/A	(1)	N/A	(1)
Sun Outdoors Petoskey Bay Harbor(2)	RV	Petoskey	MI	13	140	100.0%		100.0%
Sun Retreats Gun Lake(2)	RV	Hopkins	MI	232	103	100.0%		100.0%

SUN COMMUNITIES, INC.

Property Name	MH/RV	City	State	MH and Annual RV Sites as of 12/31/2021	Transient RV Sites as of 12/31/2021	Occupancy as of 12/31/2021		Occupancy as of 12/31/2020
Sun Retreats Silver Lake(2)	RV	Mears	MI	161	103	100.0%		100.0%
Sunset Ridge	MH	Portland	MI	388	—	95.1%		87.6%	(1)
Sycamore Village	MH	Mason	MI	396	—	98.7%		99.0%
Sylvan Crossing	MH	Chelsea	MI	185	—	74.6%	(1)	N/A	(4)
Sylvan Glen Estates	MH	Brighton	MI	476	—	94.7%		N/A	(4)
Tamarac Village	MH	Ludington	MI	302	—	98.7%		98.3%
Tamarac Village RV Resort(2)	RV	Ludington	MI	111	2	100.0%		100.0%
Tanglewood Village	MH	Brownstown	MI	247	—	98.8%		N/A	(4)
Timberline Estates	MH	Coopersville	MI	296	—	98.6%		98.3%
Town & Country Mobile Village	MH	Traverse City	MI	192	—	97.9%		99.0%
Troy Villa	MH	Troy	MI	282	—	85.8%		86.9%
Warren Dunes Village	MH	Bridgman	MI	314	—	99.7%		98.7%
Waverly Shores Village	MH	Holland	MI	415	—	100.0%		100.0%
West Village Estates	MH	Romulus	MI	628	—	100.0%		98.9%
White Lake Mobile Home Village	MH	White Lake	MI	315	—	96.8%		98.4%
Windham Hills Estates	MH	Jackson	MI	469	—	98.7%		98.3%
Windsor Woods Village	MH	Wayland	MI	314	—	99.7%		99.7%
Woodhaven Place	MH	Woodhaven	MI	220	—	95.5%		100.0%
Michigan Total				32,257	869	96.3%		96.6%

Indiana
Brookside Mobile Home Village	MH	Goshen	IN	570	—	97.5%		97.2%
Carrington Pointe	MH	Fort Wayne	IN	468	—	90.2%	(1)	85.5%	(1)
Clear Water Mobile Village	MH	South Bend	IN	227	—	98.2%		97.4%
Cobus Green Mobile Home Park	MH	Osceola	IN	386	—	98.4%		98.2%
Four Seasons	MH	Elkhart	IN	218	—	99.5%		98.2%
Jellystone Park™ at Barton Lake(2)	RV	Fremont	IN	87	468	100.0%		N/A
Liberty Farm	MH	Valparaiso	IN	220	—	96.8%		95.9%
Pebble Creek	MH	Greenwood	IN	296	—	99.0%		98.6%
Pine Hills	MH	Middlebury	IN	130	—	98.5%		98.4%
Roxbury Park	MH	Goshen	IN	398	—	96.2%		97.7%
Sun Outdoors Lake Rudolph(2)	RV	Santa Claus	IN	—	534	N/A		N/A
The Willows	MH	Goshen	IN	174	—	83.3%	(1)	N/A	(4)
Indiana Total				3,174	1,002	96.0%		95.6%

Ohio
Apple Creek	MH	Amelia	OH	176	—	96.6%		99.4%
East Fork Crossing	MH	Batavia	OH	350	—	99.4%		99.7%
Oakwood Village	MH	Miamisburg	OH	511	—	99.4%		98.6%
Orchard Lake	MH	Milford	OH	147	—	99.3%		97.3%
Sun Retreats Geneva on the Lake(2)	RV	Geneva on the Lake	OH	451	129	100.0%		100.0%
Westbrook Senior Village	MH	Toledo	OH	112	—	100.0%		100.0%
Westbrook Village	MH	Toledo	OH	344	—	98.5%		98.3%
Willowbrook Place	MH	Toledo	OH	266	—	97.4%		99.2%
Woodside Terrace	MH	Holland	OH	439	—	97.0%		96.8%
Ohio Total				2,796	129	98.7%		98.7%

SOUTH
Texas
Austin Lone Star RV Resort(2)	RV	Austin	TX	56	101	100.0%		100.0%
Bluebonnet Lake	MH	Austin	TX	—	—	N/A		N/A	(4)

SUN COMMUNITIES, INC.

Property Name	MH/RV	City	State	MH and Annual RV Sites as of 12/31/2021	Transient RV Sites as of 12/31/2021	Occupancy as of 12/31/2021		Occupancy as of 12/31/2020
Boulder Ridge	MH	Pflugerville	TX	1,220	—	98.5%		97.1%
Branch Creek Estates	MH	Austin	TX	400	—	99.8%		100.0%
Camp Fimfo(2)	RV	New Braunfels	TX	—	319	N/A		N/A	(4)
Chisholm Point Estates	MH	Pflugerville	TX	427	—	98.6%		99.3%
Comal Farms	MH	New Braunfels	TX	367	—	99.5%		98.6%
Coyote Ranch Resort(2)	RV	Wichita Falls	TX	—	165	N/A		N/A	(4)
Creeks Crossing	MH	Kyle	TX	106	—	94.3%	(1)	N/A
Jellystone Park™ at Guadalupe River(2)	RV	Kerrville	TX	—	256	N/A		N/A
Jellystone Park™ at Hill Country(2)	RV	Canyon Lake	TX	—	185	N/A		N/A
Jellystone Park™ at Whispering Pines(2)	RV	Tyler	TX	—	131	N/A		N/A	(4)
Jetstream RV Resort at NASA(2)	RV	Houston	TX	63	139	100.0%		N/A	(4)
Lone Star Jellystone Park(2)	RV	Waller	TX	—	345	N/A		N/A
Oak Crest	MH	Austin	TX	654	—	97.6%		94.2%	(1)
Pearwood RV Resort(2)	RV	Pearland	TX	41	103	100.0%		N/A	(4)
Pecan Branch	MH	Georgetown	TX	229	—	96.1%		86.0%	(1)
Pine Trace	MH	Houston	TX	680	—	97.8%		98.5%
River Ranch	MH	Austin	TX	848	—	98.5%		97.6%
River Ridge Estates	MH	Austin	TX	515	—	99.2%		99.2%
Saddlebrook	MH	San Marcos	TX	561	—	99.1%		99.1%
Sandy Lake	MH	Carrollton	TX	54	—	100.0%		100.0%
Sandy Lake RV Resort(2)	RV	Carrollton	TX	181	39	100.0%		100.0%
Stonebridge	MH	San Antonio	TX	335	—	99.7%		99.1%
Summit Ridge	MH	Converse	TX	446	—	99.1%		99.1%
Sun Outdoors Lake Travis(2)	RV	Austin	TX	78	166	100.0%		N/A
Sun Outdoors San Antonio West(2)	RV	San Antonio	TX	101	161	100.0%		100.0%
Sun Outdoors Texas Hill Country(2)	RV	New Braunfels	TX	116	253	100.0%		100.0%
Sunset Ridge	MH	Kyle	TX	274	—	75.9%	(1)	97.1%
Travelers World	MH	San Antonio	TX	8	—	100.0%		100.0%
Travelers World RV Resort(2)	RV	San Antonio	TX	25	130	100.0%		100.0%
Treetops RV Resort(2)	RV	Arlington	TX	91	83	100.0%		100.0%
Woodlake Trails	MH	San Antonio	TX	316	—	93.7%	(1)	90.5%	(1)
Texas Total				8,192	2,576	97.7%		97.5%

SOUTHEAST
Florida
Arbor Terrace RV Park(2)	RV	Bradenton	FL	269	102	100.0%		100.0%
Ariana Village	MH	Lakeland	FL	207	—	99.0%		98.6%
Bahia Vista Estates	MH	Sarasota	FL	251	—	99.6%		99.6%
Baker Acres RV Resort(2)	RV	Zephyrhills	FL	286	66	100.0%		100.0%
Big Tree RV Resort(2)	RV	Arcadia	FL	355	56	100.0%		100.0%
Blue Heron Pines	MH	Punta Gorda	FL	408	—	99.5%		98.3%
Blue Jay	MH	Dade City	FL	207	—	99.5%		99.5%
Blue Jay RV Resort(2)	RV	Dade City	FL	41	11	100.0%		100.0%
Blueberry Hill(2)	RV	Bushnell	FL	322	83	100.0%		100.0%
Brentwood Estates	MH	Hudson	FL	191	—	99.5%		98.4%
Buttonwood Bay	MH	Sebring	FL	407	—	99.3%		99.0%
Buttonwood Bay RV Resort(2)	RV	Sebring	FL	353	179	100.0%		100.0%
Candlelight Manor	MH	South Daytona	FL	128	—	100.0%		99.2%
Carriage Cove	MH	Sanford	FL	467	—	99.6%		100.0%
Central Park	MH	Haines City	FL	114	—	90.4%		90.4%
Central Park Resort RV Resort(2)	RV	Haines City	FL	227	137	100.0%		100.0%

SUN COMMUNITIES, INC.

Property Name	MH/RV	City	State	MH and Annual RV Sites as of 12/31/2021	Transient RV Sites as of 12/31/2021	Occupancy as of 12/31/2021	Occupancy as of 12/31/2020
Citrus Hill RV Resort(2)	RV	Dade City	FL	131	51	100.0%	100.0%
Club Naples(2)	RV	Naples	FL	246	59	100.0%	100.0%
Club Wildwood	MH	Hudson	FL	478	—	100.0%	100.0%
Colony in the Wood	MH	Port Orange	FL	383	—	100.0%	99.0%
Country Squire	MH	Paisley	FL	97	—	99.0%	99.0%
Country Squire RV Resort(2)	RV	Paisley	FL	24	1	100.0%	100.0%
Cypress Greens	MH	Lake Alfred	FL	259	—	98.5%	98.5%
Daytona Beach RV Resort(2)	RV	Port Orange	FL	148	85	100.0%	100.0%
Deerwood	MH	Orlando	FL	569	—	99.5%	98.1%
Dunedin RV Resort(2)	RV	Dunedin	FL	196	43	100.0%	100.0%
Ellenton Gardens RV Resort(2)	RV	Ellenton	FL	153	41	100.0%	100.0%
Fairfield Village	MH	Ocala	FL	293	—	100.0%	99.7%
Flamingo Lake RV Resort(2)	RV	Jacksonville	FL	80	342	100.0%	N/A
Forest View	MH	Homosassa	FL	300	—	98.7%	98.7%
Glen Haven	MH	Zephyrhills	FL	52	—	100.0%	100.0%
Glen Haven RV Resort(2)	RV	Zephyrhills	FL	173	45	100.0%	100.0%
Goldcoaster	MH	Homestead	FL	531	—	99.2%	99.6%
Goldcoaster RV Resort(2)	RV	Homestead	FL	6	8	100.0%	100.0%
Grand Bay	MH	Dunedin	FL	134	—	99.3%	100.0%
Grand Lakes RV Resort(2)	RV	Citra	FL	316	92	100.0%	100.0%
Grove Ridge RV Resort(2)	RV	Dade City	FL	166	80	100.0%	100.0%
Groves RV Resort(2)	RV	Ft. Myers	FL	232	37	100.0%	100.0%
Gulfstream Harbor	MH	Orlando	FL	974	—	99.9%	99.6%
Hacienda Del Rio	MH	Edgewater	FL	730	—	99.5%	98.8%
Hidden River RV Resort(2)	RV	Riverview	FL	208	93	100.0%	100.0%
Holly Forest Estates	MH	Holly Hill	FL	402	—	100.0%	100.0%
Homosassa River RV Resort(2)	RV	Homosassa Springs	FL	135	89	100.0%	100.0%
Horseshoe Cove RV Resort(2)	RV	Bradenton	FL	333	143	100.0%	100.0%
Indian Creek Park	MH	Ft. Myers Beach	FL	353	—	100.0%	100.0%
Indian Creek RV Park(2)	RV	Ft. Myers Beach	FL	973	104	100.0%	100.0%
Island Lakes	MH	Merritt Island	FL	301	—	100.0%	100.0%
King's Lake	MH	DeBary	FL	245	—	100.0%	100.0%
Kings Manor	MH	Lakeland	FL	239	—	97.1%	96.7%
Kings Pointe	MH	Lake Alfred	FL	226	—	99.1%	99.6%
Kissimmee Gardens	MH	Kissimmee	FL	240	—	99.6%	100.0%
Kissimmee South	MH	Davenport	FL	142	—	91.5%	90.8%
Kissimmee South RV Resort(2)	RV	Davenport	FL	144	57	100.0%	100.0%
La Costa Village	MH	Port Orange	FL	658	—	100.0%	100.0%
Lake Josephine RV Resort(2)	RV	Sebring	FL	119	59	100.0%	100.0%
Lake Juliana Landings	MH	Auburndale	FL	274	—	98.2%	98.2%
Lake Pointe Village	MH	Mulberry	FL	362	—	99.4%	99.4%
Lake San Marino RV Park(2)	RV	Naples	FL	252	155	100.0%	100.0%
Lakeland RV Resort(2)	RV	Lakeland	FL	206	25	100.0%	100.0%
Lakeshore Landings	MH	Orlando	FL	307	—	99.3%	100.0%
Lakeshore Villas	MH	Tampa	FL	280	—	98.2%	98.6%
Lamplighter	MH	Port Orange	FL	259	—	99.6%	100.0%
Lazy Lakes RV Resort(2)	RV	Summerland Key	FL	—	99	N/A	N/A	(4)
Majestic Oaks RV Resort(2)	RV	Zephyrhills	FL	231	23	100.0%	100.0%
Marco Naples RV Resort(2)	RV	Naples	FL	207	94	100.0%	100.0%
Meadowbrook Village	MH	Tampa	FL	257	—	100.0%	100.0%
Mill Creek	MH	Kissimmee	FL	34	—	94.1%	88.2%

SUN COMMUNITIES, INC.

Property Name	MH/RV	City	State	MH and Annual RV Sites as of 12/31/2021	Transient RV Sites as of 12/31/2021	Occupancy as of 12/31/2021		Occupancy as of 12/31/2020
Mill Creek RV Resort(2)	RV	Kissimmee	FL	135	21	100.0%		100.0%
Naples RV Resort(2)	RV	Naples	FL	122	45	100.0%		100.0%
New Ranch	MH	Clearwater	FL	94	—	98.9%		97.9%
North Lake Estates(2)	RV	Moore Haven	FL	191	81	100.0%		100.0%
Oakview Estates	MH	Arcadia	FL	119	—	100.0%		100.0%
Ocean Breeze - Jensen Beach	MH	Jensen Beach	FL	309	—	77.3%	(1)	73.6%	(1)
Ocean Breeze - Jensen Beach RV Resort(2)	RV	Jensen Beach	FL	97	83	100.0%		100.0%
Ocean Breeze - Marathon	MH	Marathon	FL	47	—	74.5%	(1)(5)	31.9%	(1)(5)
Ocean Breeze - Marathon RV Resort	RV	Marathon	FL	—	—	—%	(5)	—%	(5)
Orange City	MH	Orange City	FL	4	—	100.0%		100.0%
Orange City RV Resort(2)	RV	Orange City	FL	417	104	100.0%		100.0%
Orange Tree Village	MH	Orange City	FL	246	—	100.0%		99.2%
Paddock Park South	MH	Ocala	FL	188	—	80.3%		79.8%
Palm Key Village	MH	Davenport	FL	204	—	100.0%		100.0%
Palm Village	MH	Bradenton	FL	146	—	100.0%		100.0%
Park Place	MH	Sebastian	FL	476	—	96.8%		96.2%
Park Royale	MH	Pinellas Park	FL	309	—	99.0%		100.0%
Pecan Park RV Resort(2)	RV	Jacksonville	FL	67	274	100.0%		100.0%
Pelican Bay	MH	Micco	FL	216	—	99.5%		99.1%
Pleasant Lake RV Resort(2)	RV	Bradenton	FL	296	45	100.0%		100.0%
Rainbow	MH	Frostproof	FL	37	—	100.0%		100.0%
Rainbow RV Resort(2)	RV	Frostproof	FL	414	48	100.0%		100.0%
Rainbow Village of Largo(2)	RV	Largo	FL	259	50	100.0%		100.0%
Rainbow Village of Zephyrhills(2)	RV	Zephyrhills	FL	347	35	100.0%		100.0%
Red Oaks	MH	Bushnell	FL	103	—	93.2%	(1)	93.2%	(1)
Red Oaks RV Resort(2)	RV	Bushnell	FL	512	405	100.0%		100.0%
Regency Heights	MH	Clearwater	FL	391	—	98.7%		99.0%
Riverside Club	MH	Ruskin	FL	728	—	89.8%		86.4%
Riverside Village	MH	Jensen Beach	FL	71	—	N/A	(1)	N/A	(4)
Rock Crusher Canyon RV Resort(2)	RV	Crystal River	FL	228	167	100.0%		100.0%
Royal Country	MH	Miami	FL	864	—	99.8%		99.9%
Royal Palm Village	MH	Haines City	FL	395	—	87.3%		86.1%
Saddle Oak Club	MH	Ocala	FL	376	—	99.7%		99.7%
Saralake Estates	MH	Sarasota	FL	202	—	99.5%		99.5%
Savanna Club	MH	Port St. Lucie	FL	1,069	—	98.5%		98.5%
Serendipity	MH	North Fort Myers	FL	338	—	97.3%		97.9%
Settler's Rest RV Resort(2)	RV	Zephyrhills	FL	301	77	100.0%		100.0%
Shadow Wood Village	MH	Hudson	FL	260	—	78.8%	(1)	87.0%	(1)
Shady Road Villas	MH	Ocala	FL	129	—	87.6%		85.4%
Shell Creek Marina	MH	Punta Gorda	FL	54	—	98.1%		98.1%
Shell Creek RV Resort & Marina(2)	RV	Punta Gorda	FL	155	30	100.0%		100.0%
Siesta Bay RV Park(2)	RV	Ft. Myers	FL	751	46	100.0%		100.0%
Southern Charm	MH	Zephyrhills	FL	1	—	100.0%		100.0%
Southern Charm RV Resort(2)	RV	Zephyrhills	FL	403	93	100.0%		100.0%
Southern Leisure RV Resort(2)	RV	Chiefland	FL	167	330	100.0%		N/A	(4)
Southern Pines	MH	Bradenton	FL	107	—	96.3%		96.3%
Southport Springs Golf & Country Club	MH	Zephyrhills	FL	547	—	99.1%		99.3%
Spanish Main	MH	Thontosassa	FL	56	—	91.1%		87.5%
Spanish Main RV Resort(2)	RV	Thontosassa	FL	232	47	100.0%		100.0%
Stonebrook	MH	Homosassa	FL	215	—	94.0%	(1)	93.5%	(1)
Sun Outdoors Islamorada	MH	Islamorada	FL	—	—	—%	(5)	—%	(5)

SUN COMMUNITIES, INC.

Property Name	MH/RV	City	State	MH and Annual RV Sites as of 12/31/2021	Transient RV Sites as of 12/31/2021	Occupancy as of 12/31/2021		Occupancy as of 12/31/2020
Sun Outdoors Islamorada RV Resort	RV	Islamorada	FL	—	—	—%	(5)	—%	(5)
Sun Outdoors Key Largo(2)	RV	Key Largo	FL	17	21	100.0%		100.0%
Sun Outdoors Marathon(2)	RV	Marathon	FL	27	58	100.0%		100.0%
Sun Outdoors Orlando Champions Gate	MH	Davenport	FL	44	—	75.0%		97.7%
Sun Outdoors Orlando Champions Gate RV Resort(2)	RV	Davenport	FL	60	200	100.0%		100.0%
Sun Outdoors Panama City Beach	MH	Panama City Beach	FL	42	—	97.6%		95.2%
Sun Outdoors Panama City Beach RV Resort(2)	RV	Panama City Beach	FL	—	159	—%	(1)	N/A
Sun Outdoors Sarasota(2)	RV	Sarasota	FL	1,079	440	100.0%		100.0%
Sun Outdoors St. Augustine(2)	RV	St. Augustine	FL	—	175	N/A		N/A
Suncoast Gateway	MH	Port Richey	FL	173	—	98.8%		98.8%
Sundance	MH	Zephyrhills	FL	332	—	100.0%		100.0%
Sunlake Estates	MH	Grand Island	FL	408	—	97.1%		97.1%
Sunset Harbor at Cow Key Marina	MH	Key West	FL	77	—	98.7%		98.7%
Sweetwater RV Resort(2)	RV	Zephyrhills	FL	211	80	100.0%		100.0%
Tallowwood Isle	MH	Coconut Creek	FL	274	—	97.1%		95.6%
Tampa East	MH	Dover	FL	31	—	100.0%		100.0%
Tampa East RV Resort(2)	RV	Dover	FL	559	110	100.0%		100.0%
The Hamptons Golf & Country Club	MH	Auburndale	FL	829	—	99.5%		99.0%
The Hideaway	MH	Key West	FL	13	—	100.0%		92.3%
The Hills	MH	Apopka	FL	97	—	99.0%		100.0%
The Landings at Lake Henry	MH	Haines City	FL	394	—	99.2%		99.7%
The Ridge	MH	Davenport	FL	481	—	99.4%		99.4%
The Valley	MH	Apopka	FL	148	—	100.0%		100.0%
ThemeWorld RV Resort(2)	RV	Davenport	FL	98	50	100.0%		N/A	(4)
Three Lakes(2)	RV	Hudson	FL	254	53	100.0%		100.0%
Tranquility MHC	MH	Bushnell	FL	26	—	23.1%		N/A	(4)
Vista del Lago	MH	Bradenton	FL	136	—	100.0%		99.3%
Vista del Lago RV Resort(2)	RV	Bradenton	FL	35	5	100.0%		100.0%
Vizcaya Lakes	MH	Port Charlotte	FL	108	—	96.3%		92.6%
Walden Woods	MH	Homosassa	FL	213	—	100.0%		100.0%
Walden Woods II	MH	Homosassa	FL	213	—	100.0%		100.0%
Water Oak Country Club Estates	MH	Lady Lake	FL	1,341	—	93.2%		93.6%
Waters Edge RV Resort(2)	RV	Zephyrhills	FL	142	75	100.0%		100.0%
Westside Ridge	MH	Auburndale	FL	219	—	99.5%		99.1%
Windmill Village	MH	Davenport	FL	509	—	99.8%		99.6%
Woodlands at Church Lake	MH	Groveland	FL	291	—	85.2%		81.8%
Woodsmoke Camping Resort(2)	RV	Fort Myers	FL	216	84	100.0%		100.0%
Florida Total				40,783	5,950	98.1%		98.1%

Virginia
Chincoteague Island KOA RV Resort(3)	RV	Chincoteague	VA	—	360	N/A		N/A
Gwynn's Island RV Resort & Campground(2)	RV	Gwynn	VA	116	13	100.0%		100.0%
Jellystone Park™ at Luray(2)	RV	East Luray	VA	—	255	N/A		N/A
Jellystone Park™ at Natural Bridge(2)	RV	Natural Bridge Station	VA	69	230	100.0%		100.0%
New Point RV Resort(2)	RV	New Point	VA	313	11	100.0%		100.0%
Pine Ridge	MH	Prince George	VA	376	—	99.5%		98.9%
Shenandoah Acres Family Campground(2)	RV	Stuarts Draft	VA	379	113	100.0%		100.0%
Sun Outdoors Cape Charles(2)	RV	Cape Charles	VA	—	663	N/A		N/A	(4)
Sun Outdoors Chincoteague Bay	RV	Chincoteague	VA	—	—	N/A	(1)	N/A	(4)
Sunset Beach RV Resort(3)	RV	Cape Charles	VA	—	296	N/A		N/A

SUN COMMUNITIES, INC.

Property Name	MH/RV	City	State	MH and Annual RV Sites as of 12/31/2021	Transient RV Sites as of 12/31/2021	Occupancy as of 12/31/2021		Occupancy as of 12/31/2020
Tall Pines Harbor Campground(2)	RV	Temperanceville	VA	—	241	N/A		N/A	(4)
Virginia Total				1,253	2,182	99.8%		99.6%

SOUTHWEST
California
49'er Village RV Resort(2)	RV	Plymouth	CA	88	239	100.0%		100.0%
Alta Laguna	MH	Rancho Cucamonga	CA	296	—	99.7%		99.7%
Caliente Sands	MH	Cathedral City	CA	118	—	98.3%		98.3%
Cava Robles RV Resort(2)	RV	Paso Robles	CA	—	332	N/A		N/A
Cisco Grove Campground & RV	RV	Emigrant Gap	CA	18	—	100.0%		N/A	(4)
El Capitan Canyon(2)	RV	Goleta	CA	—	163	N/A		N/A
Forest Springs	MH	Grass Valley	CA	373	—	89.5%	(1)	86.6%	(1)
Friendly Village of La Habra	MH	La Habra	CA	330	—	100.0%		100.0%
Friendly Village of Modesto	MH	Modesto	CA	289	—	99.7%		99.0%
Friendly Village of Simi	MH	Simi Valley	CA	222	—	100.0%		100.0%
Friendly Village of West Covina	MH	West Covina	CA	157	—	100.0%		100.0%
Heritage	MH	Temecula	CA	196	—	99.5%		99.5%
Indian Wells RV Resort(2)	RV	Indio	CA	165	173	100.0%		100.0%
Jellystone Park™ at Tower Park(2)	RV	Lodi	CA	—	361	N/A		N/A
Lakefront	MH	Lakeside	CA	295	—	99.0%		100.0%
Lakeview Mobile Estates	MH	Yucaipa	CA	296	—	100.0%		100.0%
Lazy J Ranch	MH	Arcata	CA	220	—	99.1%		99.5%
Lemon Wood	MH	Ventura	CA	231	—	100.0%		99.1%
Menifee Development	MH	Menifee	CA	—	—	N/A	(1)	N/A	(4)
Moreno 66 Development	MH	Moreno Valley	CA	—	—	N/A	(1)	N/A	(4)
Napa Valley	MH	Napa	CA	257	—	100.0%		99.6%
Oak Creek	MH	Coarsegold	CA	198	—	99.5%		100.0%
Ocean Mesa RV Resort(2)	RV	Goleta	CA	—	104	N/A		N/A
Ocean West	MH	McKinleyville	CA	130	—	99.2%		99.2%
Palos Verdes Shores MH & Golf Community	MH	San Pedro	CA	242	—	99.6%		100.0%
Pembroke Downs	MH	Chino	CA	163	—	99.4%		100.0%
Pismo Dunes RV Resort	RV	Pismo Beach	CA	331	—	100.0%		100.0%
Rancho Alipaz	MH	San Juan Capistrano	CA	132	—	100.0%		100.0%
Rancho Caballero	MH	Riverside	CA	303	—	100.0%		100.0%
Royal Palms	MH	Cathedral City	CA	438	—	97.7%		97.7%
Royal Palms RV Resort	RV	Cathedral City	CA	39	—	100.0%		100.0%
Sun Outdoors San Diego Bay	MH	San Diego	CA	49	—	N/A	(1)	N/A	(1)
Sun Outdoors San Diego Bay RV Resort(2)	RV	San Diego	CA	—	197	N/A	(1)	N/A	(1)
The Colony	MH	Oxnard	CA	150	—	100.0%		100.0%
The Sands RV & Golf Resort(2)	RV	Desert Hot Springs	CA	269	245	100.0%		100.0%
Vallecito	MH	Newbury Park	CA	303	—	100.0%		100.0%
Victor Villa	MH	Victorville	CA	287	—	99.7%		100.0%
Vines RV Resort(2)	RV	Paso Robles	CA	—	130	N/A		N/A
Vista del Lago	MH	Scotts Valley	CA	202	—	99.0%		99.5%
Wine Country RV Resort(2)	RV	Paso Robles	CA	—	203	N/A		N/A
California Total				6,787	2,147	98.3%		98.9%

Arizona
Blue Star	MH	Apache Junction	AZ	4	—	100.0%		100.0%
Blue Star(2)	RV	Apache Junction	AZ	114	31	100.0%		100.0%
Brentwood West	MH	Mesa	AZ	350	—	99.7%		99.1%

SUN COMMUNITIES, INC.

Property Name	MH/RV	City	State	MH and Annual RV Sites as of 12/31/2021	Transient RV Sites as of 12/31/2021	Occupancy as of 12/31/2021		Occupancy as of 12/31/2020
Buena Vista	MH	Buckeye	AZ	400	—	89.8%		84.8%
Desert Harbor	MH	Apache Junction	AZ	205	—	100.0%		100.0%
La Casa Blanca	MH	Apache Junction	AZ	198	—	100.0%		100.0%
Leaf Verde RV Resort(2)	RV	Buckeye	AZ	113	264	100.0%		100.0%
Lost Dutchman	MH	Apache Junction	AZ	193	—	96.4%		98.9%
Lost Dutchman RV Resort(2)	RV	Apache Junction	AZ	3	31	100.0%		100.0%
Mountain View	MH	Mesa	AZ	170	—	97.6%		98.8%
Palm Creek Golf	MH	Casa Grande	AZ	506	—	71.1%	(1)	66.6%	(1)
Palm Creek Golf & RV Resort(2)	RV	Casa Grande	AZ	976	859	100.0%		100.0%
Rancho Mirage	MH	Apache Junction	AZ	312	—	100.0%		100.0%
Reserve at Fox Creek	MH	Bullhead City	AZ	311	—	99.7%		99.7%
Sun Valley	MH	Apache Junction	AZ	268	—	97.8%		97.4%
Arizona Total				4,123	1,185	95.0%		93.2%

Colorado
Cave Creek	MH	Evans	CO	447	—	99.6%		99.3%
Eagle Crest	MH	Firestone	CO	441	—	99.8%		99.5%
Jellystone Park™ at Larkspur(2)	RV	Larkspur	CO	—	536	N/A		N/A
North Point Estates	MH	Pueblo	CO	108	—	99.1%		100.0%
River Run	MH	Granby	CO	36	—	100.0%		55.6%	(1)
River Run RV Resort(2)	RV	Granby	CO	—	451	N/A		N/A
Skyline	MH	Fort Collins	CO	170	—	99.4%		99.4%
Smith Creek Crossing	MH	Granby	CO	182	—	44.5%	(1)	42.7%	(1)
Swan Meadow Village	MH	Dillon	CO	174	—	100.0%		99.4%
The Foothills	MH	Fort Collins	CO	—	—	N/A		N/A	(4)
The Grove at Alta Ridge	MH	Thornton	CO	409	—	100.0%		100.0%
Timber Ridge	MH	Ft. Collins	CO	585	—	99.3%		99.5%
Willow Bend	MH	Fort Lupton	CO	—	—	N/A		N/A	(4)
Colorado Total				2,552	987	95.7%		97.0%

NORTHEAST
Connecticut
Beechwood	MH	Killingworth	CT	297	—	98.7%		97.3%
Cedar Springs	MH	Southington	CT	190	—	96.8%		93.2%
Forest Hill	MH	Southington	CT	188	—	97.9%		98.4%
Grove Beach	MH	Westbrook	CT	136	—	98.5%		98.5%
Hillcrest	MH	Uncasville	CT	208	—	99.5%		99.5%
Lakeside	MH	Terryville	CT	76	—	100.0%		97.4%
Lakeview CT	MH	Danbury	CT	179	—	93.3%		90.5%
Laurel Heights	MH	Uncasville	CT	49	—	95.9%		95.9%
Marina Cove	MH	Uncasville	CT	25	—	76.0%		76.0%
Millwood	MH	Uncasville	CT	45	—	4.4%	(1)	N/A	(1)
New England Village	MH	Westbrook	CT	60	—	100.0%		100.0%
Oak Grove	MH	Plainville	CT	45	—	97.8%		97.8%
Rolling Hills	MH	Storrs	CT	200	—	78.5%		77.5%
Sun Outdoors Mystic(2)	RV	Old Mystic	CT	46	103	100.0%		100.0%
Three Gardens	MH	Southington	CT	135	—	90.4%		90.4%
Yankee Village	MH	Old Saybrook	CT	23	—	100.0%		100.0%
Connecticut Total				1,902	103	92.8%		91.7%

SUN COMMUNITIES, INC.

Property Name	MH/RV	City	State	MH and Annual RV Sites as of 12/31/2021	Transient RV Sites as of 12/31/2021	Occupancy as of 12/31/2021		Occupancy as of 12/31/2020
Maine
Augusta Village	MH	Augusta	ME	59	—	91.5%		89.8%
Birch Hill Estates	MH	Bangor	ME	377	—	98.9%		98.7%
Cedar Haven	MH	Holden	ME	155	—	89.7%		92.9%
Hancock Heights Estates	MH	Hancock	ME	113	—	99.1%		100.0%
Holiday Park Estates	MH	Bangor	ME	218	—	89.0%		91.3%
Jellystone Park™ Augusta Maine	RV	North Monmouth	ME	204	—	100.0%		N/A	(4)
Maplewood Manor	MH	Brunswick	ME	296	—	99.0%		99.3%
Merrymeeting	MH	Brunswick	ME	43	—	97.7%		100.0%
Riverside Drive Park	MH	Augusta	ME	163	—	82.2%		85.3%
Saco / Old Orchard Beach KOA(2)	RV	Saco	ME	—	191	N/A		N/A
Sun Outdoors Old Orchard Beach Downtown(2)	RV	Old Orchard Beach	ME	86	235	100.0%		100.0%
Sun Retreats at Wild Acres(2)	RV	Old Orchard Beach	ME	326	304	100.0%		100.0%
Sun Retreats Old Orchard Beach(2)	RV	Old Orchard Beach	ME	240	46	100.0%		100.0%
Town & Country Village	MH	Lisbon	ME	144	—	98.6%		98.6%
Wells Beach Resort Campground(2)	RV	Wells	ME	—	231	N/A		N/A	(4)
Maine Total				2,424	1,007	96.5%		96.8%

New Hampshire
Brook Ridge	MH	Hooksett	NH	91	—	100.0%		100.0%
Crestwood	MH	Concord	NH	320	—	99.4%		98.8%
Farmwood Village	MH	Dover	NH	159	—	99.4%		100.0%
Glen Ellis Family Campground(2)	RV	Glen	NH	16	277	100.0%		100.0%
Hannah Village	MH	Lebanon	NH	81	—	97.5%		100.0%
Hemlocks	MH	Tilton	NH	103	—	100.0%		99.0%
Mi-Te-Jo Campground(2)	RV	Milton	NH	68	156	100.0%		100.0%
River Pines	MH	Nashua	NH	480	—	99.4%		99.0%
Strafford / Lake Winnipesaukee South KOA(3)	RV	Strafford	NH	—	147	N/A		N/A
Westward Shores Cottages & RV Resort(2)	RV	West Ossipee	NH	430	70	100.0%		100.0%
New Hampshire Total				1,748	650	99.5%		99.4%

New Jersey
Cape May Crossing	MH	Cape May	NJ	28	—	100.0%		100.0%
Deep Run	MH	Cream Ridge	NJ	243	—	100.0%		100.0%
Driftwood RV Resort & Campground(2)	RV	Clermont	NJ	639	68	100.0%		100.0%
Holly Shores Camping Resort(2)	RV	Cape May	NJ	—	310	N/A		N/A	(4)
Hospitality Creek Campground(2)	RV	Williamstown	NJ	—	230	N/A		N/A	(4)
Long Beach RV Resort & Campground(2)	RV	Barnegat	NJ	175	39	100.0%		100.0%
Shady Pines	MH	Galloway Twp.	NJ	39	—	100.0%		100.0%
Shady Pines RV Resort(2)	RV	Galloway Twp.	NJ	64	31	100.0%		100.0%
Sun Retreats Avalon(2)	RV	Cape May Court House	NJ	340	188	100.0%		100.0%
Sun Retreats Cape May(2)	RV	Cape May	NJ	435	240	100.0%		100.0%
Sun Retreats Cape May Wildwood(2)	RV	Cape May	NJ	438	191	100.0%		100.0%
Sun Retreats Pleasant Acres Farm(2)	RV	Sussex	NJ	153	139	100.0%		N/A	(4)
New Jersey Total				2,554	1,436	100.0%		100.0%

New York
Adirondack Gateway RV Resort & Campground(2)	RV	Gansevoort	NY	323	19	100.0%		100.0%
Cherrywood	MH	Clinton	NY	176	—	88.6%	(1)	83.5%	(1)
Jellystone Park™ at Birchwood Acres	MH	Greenfield Park	NY	1	—	100.0%		100.0%

SUN COMMUNITIES, INC.

Property Name	MH/RV	City	State	MH and Annual RV Sites as of 12/31/2021	Transient RV Sites as of 12/31/2021	Occupancy as of 12/31/2021		Occupancy as of 12/31/2020
Jellystone Park™ at Birchwood Acres RV Resort(2)	RV	Greenfield Park	NY	120	184	100.0%		100.0%
Jellystone Park™ at Gardiner(2)	RV	Gardiner	NY	20	318	100.0%		N/A
Jellystone Park™ of Western New York(2)	RV	North Java	NY	22	337	100.0%		100.0%
Kittatinny Campground & RV Resort(2)	RV	Barryville	NY	—	527	N/A		N/A
Parkside Village	MH	Cheektowaga	NY	156	—	100.0%		100.0%
Sky Harbor	MH	Cheektowaga	NY	522	—	98.7%		98.1%
Sun Outdoors Association Island(2)	RV	Henderson	NY	26	274	100.0%		N/A	(4)
The Villas at Calla Pointe	MH	Cheektowaga	NY	116	—	100.0%		100.0%
New York Total				1,482	1,659	98.2%		97.3%

OTHER
Sun Outdoors Orange Beach(2)	RV	Orange Beach	AL	—	167	N/A		N/A
Fort Dupont	RV	Delaware City	DE	—	—	N/A		N/A	(4)
High Point Park	MH	Frederica	DE	409	—	97.6%		99.3%
Leisure Point Resort	MH	Millsboro	DE	202	—	94.1%		90.6%
Leisure Point RV Resort(2)	RV	Millsboro	DE	299	2	100.0%		100.0%
Sea Air Village	MH	Rehoboth Beach	DE	379	—	98.9%		99.2%
Sea Air Village RV Resort(2)	RV	Rehoboth Beach	DE	123	11	100.0%		100.0%
Sun Outdoors Rehoboth Bay(2)	RV	Millsboro	DE	—	291	N/A		N/A
Countryside Village of Atlanta	MH	Lawrenceville	GA	261	—	100.0%		99.6%
Countryside Village of Gwinnett	MH	Buford	GA	331	—	99.1%		99.7%
Countryside Village of Lake Lanier	MH	Buford	GA	548	—	98.7%		99.1%
Wymberly	MH	Martinez	GA	274	—	78.1%	(1)	100.0%
Autumn Ridge	MH	Ankeny	IA	413	—	98.8%		98.1%
Jellystone Park™ of Chicago(2)	RV	Millbrook	IL	144	250	100.0%		N/A	(4)
Maple Brook	MH	Matteson	IL	441	—	99.8%		99.8%
Oak Ridge	MH	Manteno	IL	426	—	98.1%		96.0%
Sun Retreats Rock River(2)	RV	Hillsdale	IL	243	255	100.0%		100.0%
Wildwood Community	MH	Sandwich	IL	476	—	98.9%		98.9%
Jellystone Park™ at Mammoth Cave(2)	RV	Cave City	KY	—	315	N/A		N/A	(4)
Reunion Lake RV Resort(2)	RV	Ponchatoula	LA	—	334	N/A		N/A
Campers Haven RV Resort(2)	RV	Dennisport	MA	221	45	100.0%		100.0%
Peter's Pond RV Resort(2)	RV	Sandwich	MA	341	65	100.0%		100.0%
Sun Outdoors Cape Cod(2)	RV	East Falmouth	MA	56	199	100.0%		100.0%
Hyde Park	MH	Easton	MD	240	—	99.2%		99.2%
Jellystone Park™ at Maryland(2)	RV	Williamsport	MD	—	228	N/A		N/A
Southside Landing	MH	Cambridge	MD	96	—	93.8%		88.5%
Sun Outdoors Frontier Town(2)	RV	Berlin	MD	—	685	N/A		N/A
Sun Outdoors Ocean City(2)	RV	Berlin	MD	1	392	100.0%		100.0%
Sun Outdoors Ocean City Gateway(2)	RV	Whaleyville	MD	—	210	N/A		N/A
Southern Hills / Northridge Place	MH	Stewartville	MN	475	—	97.5%		98.9%
Jellystone Park™ at Memphis(2)	RV	Horn Lake	MS	—	155	N/A		N/A
Rocky Mountain RV Park(2)	RV	Gardiner	MT	—	75	N/A		N/A	(4)
Coastal Estates	MH	Hampstead	NC	154	—	72.1%	(1)	65.6%	(1)
Fort Tatham RV Resort & Campground(2)	RV	Sylva	NC	58	32	100.0%		100.0%
Glen Laurel	MH	Concord	NC	260	—	98.8%		100.0%
Jellystone Park™ at Golden Valley(2)	RV	Bostic	NC	—	298	N/A		N/A
Meadowbrook	MH	Charlotte	NC	321	—	99.7%		99.7%
Sun Villa Estates	MH	Reno	NV	324	—	100.0%		100.0%
Country Village Estates	MH	Oregon City	OR	518	—	100.0%		99.8%
Crown Villa RV Resort(2)	RV	Bend	OR	—	123	N/A		N/A

SUN COMMUNITIES, INC.

Property Name	MH/RV	City	State	MH and Annual RV Sites as of 12/31/2021	Transient RV Sites as of 12/31/2021	Occupancy as of 12/31/2021		Occupancy as of 12/31/2020
Forest Meadows	MH	Philomath	OR	75	—	100.0%		100.0%
Oceanside RV Resort & Campground(2)	RV	Coos Bay	OR	—	86	N/A		N/A
Pheasant Ridge RV Park(2)	RV	Wilsonville	OR	—	130	N/A		N/A	(4)
Woodland Park Estates	MH	Eugene	OR	398	—	100.0%		100.0%
Countryside Estates	MH	Mckean	PA	304	—	97.0%		96.4%
Jellystone Park™ at Quarryville(2)	RV	Quarryville	PA	—	257	N/A		N/A
Pheasant Ridge	MH	Lancaster	PA	553	—	100.0%		100.0%
River Beach Campsites & RV	RV	Milford	PA	—	—	N/A	(1)	N/A	(4)
Sun Outdoors Lancaster County(2)	RV	Narvon	PA	280	142	100.0%		100.0%
Carolina Pines RV Resort(2)	RV	Conway	SC	163	671	100.0%		100.0%
Country Lakes	MH	Little River	SC	136	—	100.0%		95.6%
Crossroads	MH	Aiken	SC	168	—	73.2%	(1)	60.8%	(1)
Crossroads RV Resort(2)	RV	Aiken	SC	20	2	100.0%		100.0%
Lakeside Crossing	MH	Conway	SC	691	—	88.4%	(1)	82.9%	(1)
Ocean Pines	MH	Garden City	SC	579	—	99.8%		99.5%
Southern Palms	MH	Ladson	SC	194	—	100.0%		100.0%
Bell Crossing	MH	Clarksville	TN	237	—	99.2%		99.6%
Sun Outdoors Pigeon Forge(2)	RV	Sevierville	TN	70	238	100.0%		100.0%
Archview RV Resort & Campground(2)	RV	Moab	UT	—	113	N/A		N/A
Blue Water Beach Resort(2)	RV	Garden City	UT	—	177	N/A		N/A	(4)
Canyonlands RV Resort & Campground(2)	RV	Moab	UT	—	131	N/A		N/A
Moab Valley RV Resort & Campground(2)	RV	Moab	UT	—	131	N/A		N/A
Pony Express RV Resort & Campground(2)	RV	North Salt Lake	UT	—	185	N/A		N/A
Slickrock RV Resort & Campground(2)	RV	Moab	UT	—	190	N/A		N/A
47 North	MH	Cle Elum	WA	—	—	N/A	(1)	N/A	(4)
Beachwood Resort(2)	RV	Blaine	WA	372	300	100.0%		N/A	(4)
Gig Harbor RV Resort(2)	RV	Gig Harbor	WA	—	112	N/A		N/A
Fond du Lac East / Kettle Moraine KOA(2)	RV	Glenbeulah	WI	231	94	100.0%		100.0%
Thunderhill Estates	MH	Sturgeon Bay	WI	266	—	96.6%		97.0%
Other Total				12,771	7,091	97.4%		96.3%

US TOTAL / AVERAGE				124,798	28,973	97.3%		97.3%

CANADA
Arran Lake RV Resort & Campground(2)	RV	Allenford	ON	185	5	100.0%		100.0%
Craigleith RV Resort & Campground(2)	RV	Clarksburg	ON	85	26	100.0%		100.0%
Deer Lake RV Resort & Campground(2)	RV	Huntsville	ON	210	31	100.0%		100.0%
Grand Oaks RV Resort & Campground(2)	RV	Cayuga	ON	248	40	100.0%		100.0%
Gulliver's Lake RV Resort & Campground	RV	Millgrove	ON	198	—	100.0%		100.0%
Hidden Valley RV Resort & Campground(2)	RV	Normandale	ON	205	40	100.0%		100.0%
Lafontaine RV Resort & Campground(2)	RV	Tiny	ON	215	48	100.0%		100.0%
Lake Avenue RV Resort & Campground(2)	RV	Cherry Valley	ON	125	11	100.0%		100.0%
Pickerel Park RV Resort & Campground(2)	RV	Napanee	ON	167	42	100.0%		100.0%
Pleasant Beach Campground(2)	RV	Sherkston	ON	87	15	100.0%		N/A	(4)
Sherkston Shores Beach Resort & Campground(2)	RV	Sherkston	ON	1,575	360	100.0%		100.0%
Silver Birches RV Resort & Campground(2)	RV	Lambton Shores	ON	139	23	100.0%		100.0%
Trailside RV Resort & Campground(2)	RV	Seguin	ON	217	20	100.0%		100.0%
Willow Lake RV Resort & Campground(2)	RV	Scotland	ON	369	4	100.0%		100.0%
Willowood RV Resort & Campground(2)	RV	Amherstburg	ON	143	184	100.0%		100.0%
Woodland Lake RV Resort & Campground(2)	RV	Bornholm	ON	195	25	100.0%		100.0%
CANADA TOTAL / AVERAGE				4,363	874	100.0%		100.0%

SUN COMMUNITIES, INC.

Property Name	MH/RV	City	State	MH and Annual RV Sites as of 12/31/2021	Transient RV Sites as of 12/31/2021	Occupancy as of 12/31/2021	Occupancy as of 12/31/2020

COMPANY TOTAL / AVERAGE				129,161	29,847	97.4%	97.3%
(1)Occupancy in these properties reflects the fact that these properties are in a lease-up phase following an expansion, redevelopment or initial construction.
(2)Occupancy percentage excludes transient RV sites. Percentage calculated by dividing revenue producing sites by developed sites. A revenue producing site is defined as a site that is occupied by a paying resident or reserved by a customer with annual or seasonal usage rights. A developed site is defined as an adequate sized parcel of land that has road and utility access which is zoned and licensed (if required) for use as a home site.
(3)We have an ownership interest in Sunset Beach, Strafford and Chincoteague Island, but do not maintain and operate the property.
(4)No occupancy in these properties for the year ended December 31, 2020 as properties were acquired during the year ended December 31, 2021.
(5)Occupancy in these properties at December 31, 2021 and 2020 reflects the redevelopment following asset impairments resulting from Hurricane Irma in September 2017.

The following tables set forth certain information relating to our Safe Harbor branded marinas as of December 31, 2021.

Marina Property Name	City	State / Municipal	Wet Slips and Dry Storage Spaces as of 12/31/2021	Wet Slips and Dry Storage Spaces as of 12/31/2020
UNITED STATES
NORTHEAST
Connecticut
Bruce & Johnsons	Branford	CT	664	664
Dauntless(1)	Essex	CT	332	332
Dauntless Shipyard(1)	Essex	CT	—	—
Deep River	Deep River	CT	310	310
Essex Island(1)	Essex	CT	—	—
Ferry Point	Old Saybrook	CT	138	138
Harbor House(2)	Stamford	CT	—	—
Mystic	Mystic	CT	253	253
Pilots Point	Westbrook	CT	879	879
Stratford	Stratford	CT	210	210
Yacht Haven(2)	Stamford	CT	513	513
Connecticut Total			3,299	3,299

Rhode Island
Allen Harbor(3)	North Kingstown	RI	183	N/A
Cove Haven	Barrington	RI	346	346
Cowesett(8)	Warwick	RI	1,178	1,178
Greenwich Bay	Warwick	RI	545	545
Island Park(4)	Portsmouth	RI	—	—
Jamestown Boatyard	Jamestown	RI	132	132
New England Boatworks	Portsmouth	RI	229	229
Newport Shipyard	Newport	RI	75	75
Sakonnet(4)	Portsmouth	RI	445	445
Silver Spring	South Kingstown	RI	100	100
Wickford(5)	North Kingstown	RI	—	—
Wickford Cove(5)	North Kingstown	RI	252	252
Rhode Island Total			3,485	3,302

New York
Capri	Port Washington	NY	369	369
Gaines	Rouses Point	NY	272	272
Glen Cove	Glen Cove	NY	540	540
Greenport(6)	Greenport	NY	414	414

SUN COMMUNITIES, INC.

Marina Property Name	City	State / Municipal	Wet Slips and Dry Storage Spaces as of 12/31/2021	Wet Slips and Dry Storage Spaces as of 12/31/2020
Haverstraw	West Haverstraw	NY	921	921
Post Road	Mamaroneck	NY	46	46
Stirling(6)	Greenport	NY	—	—
Willsboro Bay	Willsboro	NY	221	221
New York Total			2,783	2,783

Massachusetts
Edgartown(3)	Edgartown	MA	161	N/A
Fiddler's Cove	North Falmouth	MA	229	229
Green Harbor	Marshfield	MA	203	203
Hawthorne Cove	Salem	MA	425	425
Marina Bay	Quincy	MA	710	710
Onset Bay	Buzzards Bay	MA	231	231
Plymouth	Plymouth	MA	197	197
Sunset Bay	Hull	MA	241	241
Vineyard Haven(3)	Vineyard Haven	MA	149	N/A
Massachusetts Total			2,546	2,236

Maryland
Annapolis	Annapolis	MD	391	391
Bohemia Vista	Chesapeake Bay	MD	125	125
Carroll Island	Baltimore	MD	479	479
Great Oak Landing	Chestertown	MD	391	391
Hacks Point	Earleville	MD	72	72
Narrows Point	Grasonville	MD	569	569
Oxford	Oxford	MD	135	135
Podickory Point(3)	Annapolis	MD	236	N/A
Zahnisers	Solomons	MD	247	247
Maryland Total			2,645	2,409

New Jersey
Crystal Point	Point Pleasant	NJ	284	284
Manasquan River	Brick Township	NJ	234	234
New Jersey Total			518	518

Maine
Great Island	Harpswell	ME	157	157
Rockland	Rockland	ME	13	13
Maine Total			170	170

New Hampshire
Wentworth by the Sea(3)	New Castle	NH	231	N/A
New Hampshire Total			231	N/A

Vermont
Shelburne Shipyard	Shelburne	VT	174	174
Vermont Total			174	174

SOUTH
Georgia
Aqualand	Flowery Branch	GA	1,625	1,625
Bahia Bleu	Thunderbolt	GA	259	259

SUN COMMUNITIES, INC.

Marina Property Name	City	State / Municipal	Wet Slips and Dry Storage Spaces as of 12/31/2021	Wet Slips and Dry Storage Spaces as of 12/31/2020
Hideaway Bay	Flowery Branch	GA	635	635
Trade Winds	Appling	GA	314	314
Georgia Total			2,833	2,833

Kentucky
Beaver Creek	Monticello	KY	356	356
Burnside	Somerset	KY	347	347
Grider Hill	Albany	KY	704	704
Jamestown	Jamestown	KY	707	707
Wisdom Dock	Albany	KY	291	291
Kentucky Total			2,405	2,405

Texas
Emerald Point	Austin	TX	651	651
Pier 121	Lewisville	TX	1,082	1,082
Walden	Montgomery	TX	391	391
Texas Total			2,124	2,124

Arkansas
Brady Mountain	Royal	AR	582	582
Arkansas Total			582	582

Tennessee
Eagle Cove	Byrdstown	TN	78	78
Holly Creek	Celina	TN	306	306
Tennessee Total			384	384

Mississippi
Aqua Yacht	Iuka	MS	587	587
Mississippi Total			587	587

Alabama
Sportsman	Orange Beach	AL	729	729
Alabama Total			729	729

Oklahoma
Harbors View	Afton	OK	172	172
Oklahoma Total			172	172

SOUTHEAST
Florida
Angler House(3)	Islamorada	FL	22	N/A
Burnt Store	Punta Gorda	FL	975	975
Calusa Island	Goodland	FL	620	620
Cape Harbour	Cape Coral	FL	256	256
Emerald Coast(3)	Niceville	FL	408	N/A
Harborage Yacht Club(3)	Stuart	FL	297	N/A
Harbortown	Fort Pierce	FL	350	350
Islamorada(3)	Islamorada	FL	267	N/A
Lauderdale Marine Center(3)	Fort Lauderdale	FL	101	N/A
Marathon(3)	Marathon	FL	153	N/A
New Port Cove	Riviera Beach	FL	362	362

SUN COMMUNITIES, INC.

Marina Property Name	City	State / Municipal	Wet Slips and Dry Storage Spaces as of 12/31/2021	Wet Slips and Dry Storage Spaces as of 12/31/2020
North Palm Beach	North Palm Beach	FL	110	110
Old Port Cove	North Palm Beach	FL	208	208
Pier 77	Bradenton	FL	199	199
Pineland	Bokeelia	FL	259	259
Regatta Pointe	Palmetto	FL	367	367
Riviera Beach	Riviera Beach	FL	20	20
Siesta Key	Sarasota	FL	198	198
South Fork(7)	Fort Lauderdale	FL	—	—
West Palm Beach	West Palm Beach	FL	61	61
Florida Total			5,233	3,985

South Carolina
Beaufort	Beaufort	SC	124	124
Bristol	Charleston	SC	249	249
Charleston City(9)	Charleston	SC	450	450
City Boatyard	Charleston	SC	213	213
Port Royal(3)	Port Royal	SC	252	N/A
Port Royal Landing	Port Royal	SC	161	161
Reserve Harbor	Pawleys Island	SC	239	239
Skull Creek	Hilton Head	SC	186	186
South Carolina Total			1,874	1,622

North Carolina
Kings Point	Cornelius	NC	784	784
Peninsula Yacht Club	Cornelius	NC	476	476
Skippers Landing	Troutman	NC	389	389
South Harbour Village	Southport	NC	146	146
Westport	Denver	NC	587	587
North Carolina Total			2,382	2,382

Virginia
Stingray Point(3)	Deltaville	VA	228	N/A
Virginia Total			228	N/A

MIDWEST
Michigan
Belle Maer	Harrison Township	MI	542	542
Detroit River(3)	Detroit	MI	473	N/A
Grand Isle	Grand Haven	MI	450	450
Great Lakes	Muskegon	MI	466	466
Jefferson Beach	St. Clair Shores	MI	898	898
Toledo Beach	La Salle Township	MI	363	363
Michigan Total			3,192	2,719

Ohio
Lakefront	Port Clinton	OH	477	477
Sandusky	Sandusky	OH	550	550
Ohio Total			1,027	1,027

WEST
California
Anacapa Isle	Oxnard	CA	450	450

SUN COMMUNITIES, INC.

Marina Property Name	City	State / Municipal	Wet Slips and Dry Storage Spaces as of 12/31/2021	Wet Slips and Dry Storage Spaces as of 12/31/2020
Ballena Isle	Alameda	CA	414	414
Cabrillo Isle	San Diego	CA	527	N/A
Emeryville	Emeryville	CA	460	460
Loch Lomond	San Rafael	CA	529	529
Shelter Island(3)	San Diego	CA	60	N/A
South Bay(3)	Chula Vista	CA	413	N/A
Sunroad(3)	San Diego	CA	643	N/A
Ventura Isle	Ventura	CA	444	444
California Total			3,940	2,297

US TOTAL			43,543	38,739

PUERTO RICO
Puerto del Rey(3)	Fajardo	PR	1,612	N/A
PUERTO RICO TOTAL			1,612	N/A

COMPANY TOTAL			45,155	38,739
(1)Wet slips and dry storage spaces from Dauntless Shipyard and Essex Island are grouped into Dauntless.
(2)Wet slips and dry storage spaces from Harbor House are grouped into Yacht Haven.
(3)Property acquired during year ended December 31, 2021.
(4)Wet slips and dry storage spaces from Island Park are grouped into Sakonnet.
(5)Wet slips and dry storage spaces from Wickford are grouped into Wickford Cove.
(6)Wet slips and dry storage spaces from Stirling are grouped into Greenport.
(7)Property currently under development.
(8)Wet slips and dry storage spaces from Apponaug Harbor are grouped into Cowesett.
(9)Wet slips and dry storage spaces from Ashley Fuels are grouped into Charleston City.

SUN COMMUNITIES, INC.
ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings Arising in the Ordinary Course of Business

We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

Environmental Matters

Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed an applied threshold not to exceed $1.0 million. Applying this threshold, there are no environmental matters to disclose for the year ended December 31, 2021.

ITEM 4. MINE SAFETY DISCLOSURES

None.

SUN COMMUNITIES, INC.
PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the NYSE since December 8, 1993, and trades under the symbol "SUI." On February 15, 2022, the closing share price of our common stock was $190.55 per share on the NYSE, and there were 484 holders of record for the 115,961,958 outstanding shares of common stock.

On February 15, 2022, the following OP units of the Operating Partnership were outstanding:

OP Units	OP Units Issued and Outstanding	Exchangeable Shares of Common Stock
Aspen preferred OP units	1,283,819	388,070
Series A-1 preferred OP units	273,524	667,132
Series A-3 preferred OP units	40,268	74,917
Series C preferred OP units	306,013	339,674
Series D preferred OP units	488,958	391,166
Series E preferred OP units	85,000	58,621
Series F preferred OP units	90,000	56,250
Series G preferred OP units	240,710	155,297
Series H preferred OP units	581,407	354,516
Series I preferred OP units	922,000	562,195
Series J preferred OP units	240,000	145,455
Common OP units	2,552,378	2,552,378
Total	7,104,077	5,745,671

We have historically paid regular quarterly distributions to holders of our common stock and common OP units. In addition, we are obligated to make distributions to holders of shares of Aspen preferred OP units, Series A-1 preferred OP units, Series C preferred OP units, Series D preferred OP units, Series E preferred OP units, Series F preferred OP units, Series G preferred OP units, Series H preferred OP units, Series I preferred OP units, Series J preferred OP units, and Series A-3 preferred OP units. See "Structure of the Company" under Part I, Item 1 of this Annual Report on Form 10-K. Our ability to make distributions on our common stock and preferred OP units, payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. The decision to declare and pay distributions on shares of our common stock and common OP units in the future, as well as the timing, amount and composition of any such future distributions, will be at the sole discretion of our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions, general overall economic conditions and other factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table reflects information about the securities authorized for issuance under our equity compensation plans as of December 31, 2021:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	—	$—	627,632
Total	—	$—	627,632

SUN COMMUNITIES, INC.
Recent Sales of Unregistered Securities

From time to time, we may issue shares of common stock in exchange for OP units that may be tendered to the Operating Partnership for redemption in accordance with the terms and provisions of the limited partnership agreement of the Operating Partnership. Such shares are issued based on the exchange ratios and formulas described in "Structure of the Company" under Part I, Item 1 of this Annual Report on Form 10-K. Below is the activity of conversions for the quarter and year ended December 31, 2021:

		Three Months Ended		Year Ended
		December 31, 2021		December 31, 2021
OP Units	Conversion Rate	Units / Shares	Common Stock	Units / Shares	Common Stock
Common OP units	1.0000	7,640	7,640	86,364	86,364
Series A-1 preferred OP units	2.4390	414	1,009	19,710	48,067
Series C preferred OP units	1.1100	140	155	140	155

All of the securities described above were issued in private placements in reliance on Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder, based on certain investment representations made by the parties to whom the securities were issued. No underwriters were used in connection with any of such issuances.

Purchases of Equity Securities

Common stock repurchases during the three months ended December 31, 2021 were:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Period	(a)	(b)	(c)	(d)
October 1, 2021 - October 31, 2021	4,961	$195.04	—	$—
November 1, 2021 - November 30, 2021	783	$195.13	—	$—
December 1, 2021 - December 31, 2021	—	$—	—	$—
Total	5,744	$195.05	—	$—

During the three months ended December 31, 2021, we withheld 5,744 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of a broad market index composed of all issuers listed on the NYSE and an industry index comprised of 13 publicly traded REITs, for the five year period ending on December 31, 2021. This line graph assumes a $100.00 investment on December 31, 2016, a reinvestment of distributions and actual increase of the market value of our common stock relative to an initial investment of $100.00. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

SUN COMMUNITIES, INC.
Peer Group

We utilize peer group data for quantitative benchmarking against external market participants. We select our peer group based on a number of quantitative and qualitative factors including, but not limited to, revenues, total assets, market capitalization, industry, sub-industry, location, total shareholder return history, executive compensation components and peer decisions made by other companies. From time to time, we update our peer group based on analysis of the aforementioned factors and application of judgment.

# *Sun Communities, Inc.*

Total Return Performance
Index Value
350
300
250
200
150
100
50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Sun Communities, Inc.
Dow Jones U.S. Real Estate Residential Index
NYSE Composite Index
Peer Group

	Year Ended
Index	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
Sun Communities, Inc.	$100.00	$124.94	$141.05	$212.86	$220.49	$310.43
Dow Jones U.S. Real Estate Residential Index	$100.00	$106.44	$109.94	$143.84	$129.07	$204.42
NYSE Composite Index	$100.00	$118.73	$108.10	$135.68	$145.16	$175.17
SUI Peer Group(1)	$100.00	$106.93	$106.28	$134.00	$122.70	$204.19
(1)SUI peer group includes: American Campus Communities, Inc., Apartment Investment and Management Company, AvalonBay Communities, Inc., Camden Property Trust, CubeSmart, Equity Lifestyles Properties, Inc., Essex Property Trust, Inc., Extra Space Storage Inc., Federal Realty Investment Trust, Invitation Homes, Inc., Mid-America Apartment Communities, Inc., The Macerich Company and UDR, Inc.

The information included under the heading "Performance Graph" is not to be treated as "soliciting material" or as "filed" with the SEC, and is not incorporated by reference into any filing by the Company under the Securities Act or the Exchange Act that is made on, before or after the date of filing of this Annual Report on Form 10-K.

SUN COMMUNITIES, INC.
ITEM 6. [Reserved]

SUN COMMUNITIES, INC.
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

OVERVIEW
We are a fully integrated REIT. As of December 31, 2021, we owned and operated, directly or indirectly, or had an interest in, a portfolio of 602 developed properties located in 39 states throughout the United States, Ontario, Canada and Puerto Rico, including 284 MH communities, 160 RV resorts, 33 properties containing both MH and RV sites, and 125 marinas. We have been in the business of acquiring, operating, developing and expanding MH communities and RV resorts since 1975 and marinas since 2020. We lease individual sites with utilities access for placement of manufactured homes, RVs or boats to our customers. We are also engaged in the marketing, selling and leasing of new and pre-owned homes to current and future residents in our MH communities. The Rental Program operations within our MH communities support and enhance our occupancy levels, property performance and cash flows.

COVID-19 IMPACT

The impact of COVID-19 in 2021 was minimal compared to 2020.

In response to the COVID-19 pandemic, we continue to provide essential services using social distancing techniques and minimal contact. To promote social distancing, we are encouraging our residents to use our online rent payment portals and other payment methods. We continue to follow the numerous health and safety measures we previously implemented at our communities and our main office to keep team members safe. These measures include increased cleaning and sanitation of shared spaces and social distancing protocols throughout our footprint. We closely monitor and track orders by federal, state and local authorities, provide status updates to our operations and main office leadership teams, and adjust our operating processes accordingly. We have implemented and continue to encourage remote working arrangements, wherever possible, to keep our team members safe and to do our part to promote social distancing.

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

SUN COMMUNITIES, INC.
EXECUTIVE SUMMARY

2021 General Overview

•Total revenues for 2021 increased 62.5 percent to $2.3 billion.
•Core FFO for 2021 was $6.51 per diluted share and OP unit, an increase of 27.9 percent over 2020.
•Achieved MH and RV real property Same Community NOI growth of 11.2 percent over 2020.
•Attained MH and RV Same Community occupancy of 98.9 percent.
•Home sales volume increased 42.6 percent to 4,088 homes in 2021 as compared to 2,866 in 2020.
•Brokered homes sales increased by 38.0 percent to 3,528 in 2021 as compared to 2,557 in 2020.
•Achieved 1-year, 3-year and 5-year total shareholder return of 40.8 percent, 120.1 percent and 210.3 percent, respectively, outperforming or in-line with the MSCI US REIT, Russell 1000, U.S. REIT Residential and S&P 500 indexes.
•We acquired 54 properties, totaling over 16,800 sites, wet slips and dry storage spaces, and sites for expansion for a total purchase price of $1.4 billion.
•Completed the construction of over 1,030 total sites at eight ground-up developments and re-development properties.
•Delivered nearly 580 total expansion sites in 11 MH and RV properties.
•Successfully integrated Safe Harbor, which contributed 16.5 percent of the real property NOI - Total Portfolio in 2021.
•Received investment grade ratings of BBB and Baa3 with a stable outlook from S&P Global and Moody's, respectively, which provides us with an additional source of financing.
•Closed two underwritten senior unsecured note offerings for aggregate net proceeds of approximately $1.2 billion.
•Closed an underwritten registered public offering, in which we sold 4,000,000 shares of our common stock and completed a forward sale agreement for an additional 4,050,000 shares of our common stock, for net proceeds of approximately $1.1 billion.
•Completed two forward sale agreements relating to an underwritten registered public offering of 4,025,000 shares of our common stock at a public offering price of $185.00 per share.
•Entered into a definitive agreement to acquire Park Holidays, the second largest owner and operator of holiday communities in the United Kingdom for approximately £950.0 million, or $1.3 billion.

Property Operations

Occupancy in our MH and annual RV properties, as well as our ability to increase rental rates, directly affect revenues. Our revenue streams are predominantly derived from customers renting our sites on a long-term basis. Our Same Community properties continue to achieve revenue and occupancy increases which drive continued NOI growth. Our home sales in our communities remained strong in 2021 and we expect this trend to continue.

	Year Ended
Portfolio Information:	December 31, 2021	December 31, 2020	December 31, 2019
Occupancy % - Total Portfolio - MH and Annual RV blended(1)	97.4%	97.3%	96.4%
Occupancy % - Same Community - Adjusted MH and Annual RV blended(1)(2)(3)	98.9%	97.5%	97.0%
Core FFO per share	$6.51	$5.09	$4.92
Real property NOI - Total Portfolio (in thousands)	$982,123	$721,302	$649,706
Real property NOI - Same Community (in thousands) - MH and RV	$763,389	$658,431	$630,672
Homes sales volume	4,088	2,866	3,439
(1) Occupancy percent includes annual RV sites and excludes transient RV sites.
(2) Occupancy percent excludes recently completed but vacant expansion sites.
(3) Same Community is based on the as reported year end Same Community count for each respective year.

SUN COMMUNITIES, INC.
Acquisition Activity

During the past three years, we have completed acquisitions of over 225 properties with over 28,500 sites and over 45,000 wet slips and dry storage spaces located in high growth areas and retirement and vacation destinations such as California, Florida, Texas, Arizona and coastal areas in the Eastern United States.

During 2021, we acquired 35(1) MH communities and RV resorts, and 19(1) marinas, as detailed below:

MH & RV Property Name(1)	Property Type	Sites, Wet Slips, and Dry Storage Spaces	State	Month Acquired
Sun Outdoors Association Island	RV	294	NY	January
Blue Water Beach Resort	RV	177	UT	February
Tranquility MHC	MH	25	FL	February
Islamorada and Angler House	Marina	251	FL	February
Prime Martha's Vineyard	Marina	395	MA	March
Pleasant Beach Campground	RV	102	ON, Canada	March
Sun Outdoors Cape Charles	RV	669	VA	March
Beachwood Resort	RV	672	WA	March
ThemeWorld RV Resort	RV	148	FL	April
Sylvan Glen Estates	MH	476	MI	April
Shelter Island Boatyard	Marina	52	CA	May
Lauderdale Marine Center	Marina	206	FL	May
Apponaug Harbor	Marina	348	RI	June
Cabrillo Isle	Marina	476	CA	June
Marathon	Marina	135	FL	June
Allen Harbor	Marina	176	RI	July
Cisco Grove Campground & RV(2)	RV	18	CA	July
Four Leaf Portfolio(3)	MH	2,545	MI / IN	July
Harborage Yacht Club	Marina	300	FL	July
Zeman Portfolio	RV	686	IL / NJ	July
Southern Leisure RV Resort	RV	496	FL	August
Sunroad Marina	Marina	617	CA	August
Lazy Lakes RV Resort	RV	99	FL	August
Puerto del Rey	Marina	1,746	Puerto Rico	September
Stingray Point	Marina	222	VA	September
Detroit River	Marina	440	MI	September
Jetstream RV Resort at NASA	RV	202	TX	September
Beaver Brook Campground(4)	RV	204	ME	October
Emerald Coast	Marina	311	FL	November
Tall Pines Harbor Campground	RV	241	VA	November
Wells Beach Resort Campground	RV	231	ME	November
Port Royal	Marina	167	SC	November
Podickory Point	Marina	209	MD	December
Jellystone Park at Mammoth Cave	RV	315	KY	December
South Bay	Marina	333	CA	December
Wentworth by the Sea	Marina	155	NH	December
Rocky Mountain RV Park	RV	75	MT	December
Haas Lake RV Park Campground	RV	492	MI	December
Pearwood RV Resort	RV	144	TX	December
Holly Shores Camping Resort	RV	310	NJ	December
Pheasant Ridge RV Park	RV	130	OR	December
Coyote Ranch Resort(5)	RV	165	TX	December
Jellystone Park at Whispering Pines	RV	131	TX	December

SUN COMMUNITIES, INC.

MH & RV Property Name(1)	Property Type	Sites, Wet Slips, and Dry Storage Spaces	State	Month Acquired
Hospitality Creek Campground	RV	230	NJ	December
	Total	15,816
(1) Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional detail on the acquisition of MH, RV and marina properties.
(2) Contains 407 development sites.
(3) Contains 340 development sites.
(4) Contains 150 development sites.
(5) Contains 165 development sites.

Disposition Activity

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

Construction Activity

Ground-up Developments - During the year ended December 31, 2021, we constructed over 1,000 total sites at seven ground-up development properties and one re-development located in California, Colorado, Texas, Florida, North Carolina and South Carolina.

Expansions - We have been focused on expansion opportunities adjacent to our existing properties, and we have developed over 2,100 sites within the past three years. We have expanded nearly 580 total sites at 11 MH and RV properties in 2021.

We continue to expand our properties utilizing our inventory of owned and entitled land. We have 10,672 MH and RV sites suitable for future development.

Markets

Our MH and RV properties are largely concentrated in Florida, Michigan, Texas and California, which contain 62.6 percent of our total MH and RV sites. We have expanded our market share in multiple states through recent acquisitions and increased our property holdings in high growth areas of the U.S. including retirement and vacation destinations.

We have also experienced strong revenue growth through recent acquisitions of RV resorts. The age demographic of RV resorts is attractive, as the population of retirement age adults in the U.S. is growing. RV resorts have become a trending vacation opportunity not only for the retiree population, but as an affordable vacation alternative for families and millennials.

SUN COMMUNITIES, INC.
The following table identifies our MH and RV markets by total sites:

	December 31, 2021			December 31, 2020
Major Market	Number of Properties	Total Sites	% of Total Sites	Number of Properties	Total Sites	% of Total Sites
Florida	132	46,733	29.4%	128	45,814	30.7%
Michigan	84	33,126	20.8%	74	29,632	19.8%
Texas	30	10,768	6.8%	24	9,576	6.4%
California	36	8,934	5.6%	35	8,906	6.0%
Arizona	12	5,308	3.3%	14	5,660	3.8%
Ontario, Canada	16	5,237	3.3%	15	5,056	3.4%
Indiana	12	4,176	2.6%	12	4,176	2.8%
New Jersey	11	3,990	2.5%	8	3,160	2.1%
Colorado	10	3,539	2.2%	10	3,415	2.3%
Virginia	10	3,435	2.2%	8	1,875	1.3%
Maine	15	3,431	2.2%	13	2,995	2.0%
New York	10	3,141	2.0%	9	2,841	1.9%
Ohio	9	2,925	1.8%	9	2,925	2.0%
South Carolina	6	2,624	1.7%	6	2,503	1.7%
New Hampshire	10	2,398	1.5%	10	2,237	1.5%
Illinois	5	2,235	1.4%	5	2,151	1.4%
Connecticut	16	2,005	1.3%	16	2,005	1.3%
Maryland	6	1,852	1.2%	6	1,852	1.2%
Delaware	4	1,716	1.1%	4	1,709	1.1%
Pennsylvania	5	1,536	1.0%	5	1,535	1.0%
Georgia	4	1,414	0.9%	4	1,355	0.9%
Oregon	6	1,330	0.8%	5	1,200	0.8%
North Carolina	5	1,123	0.7%	5	1,083	0.7%
Massachusetts	3	927	0.6%	3	928	0.6%
Utah	6	927	0.6%	5	750	0.5%
Washington	2	784	0.5%	1	112	0.1%
Wisconsin	2	591	0.4%	2	588	0.4%
Tennessee	2	545	0.3%	2	545	0.4%
Minnesota	1	475	0.3%	1	475	0.3%
Iowa	1	413	0.3%	1	413	0.3%
Louisiana	1	334	0.2%	1	226	0.2%
Nevada	1	324	0.2%	1	324	0.2%
Kentucky	1	315	0.2%	—	—	—%
Alabama	1	167	0.1%	1	142	0.1%
Mississippi	1	155	0.1%	1	155	0.1%
Montana	1	75	—%	—	—	—%
Missouri	—	—	—%	2	976	0.7%
	477	159,008		446	149,295

SUN COMMUNITIES, INC.
Our marinas are largely concentrated in Florida, Connecticut, Rhode Island, Massachusetts, New York, Maryland and California.

The following table identifies our marina markets by total wet slips and dry storage spaces:

	December 31, 2021					December 31, 2020
Major Market	Number of Properties	Wet Slips	Dry Storage Spaces	Total Wet Slips / Dry Storage Spaces	% Wet Slips / Dry Storage Spaces	Number of Properties	Wet Slips	Dry Storage Spaces	Total Wet Slips / Dry Storage Spaces	% Wet Slips / Dry Storage Spaces
Florida	20	2,701	2,532	5,233	11.6%	14	2,038	1,947	3,985	10.3%
California	9	3,884	56	3,940	8.7%	5	2,297	—	2,297	5.9%
Rhode Island	12	3,308	177	3,485	7.7%	11	3,292	10	3,302	8.6%
Connecticut	11	3,299	—	3,299	7.3%	11	3,299	—	3,299	8.6%
Michigan	6	2,637	555	3,192	7.1%	5	2,268	451	2,719	7.0%
Georgia	4	2,587	246	2,833	6.3%	4	2,587	246	2,833	7.3%
New York	8	2,783	—	2,783	6.2%	8	2,783	—	2,783	7.2%
Maryland	9	2,156	489	2,645	5.9%	8	2,022	387	2,409	6.2%
Massachusetts	9	2,045	501	2,546	5.6%	7	1,988	248	2,236	5.8%
Kentucky	5	2,365	40	2,405	5.3%	5	2,365	40	2,405	6.2%
North Carolina	5	1,081	1,301	2,382	5.3%	5	1,081	1,301	2,382	6.1%
Texas	3	1,841	283	2,124	4.6%	3	1,841	283	2,124	5.5%
South Carolina	8	1,261	613	1,874	4.1%	7	1,249	373	1,622	4.2%
Puerto Rico	1	987	625	1,612	3.6%	—	—	—	—	—%
Ohio	2	888	139	1,027	2.3%	2	888	139	1,027	2.7%
Alabama	1	81	648	729	1.6%	1	81	648	729	1.9%
Mississippi	1	453	134	587	1.3%	1	453	134	587	1.5%
Arkansas	1	582	—	582	1.3%	1	582	—	582	1.5%
New Jersey	2	488	30	518	1.1%	2	488	30	518	1.3%
Tennessee	2	384	—	384	0.9%	2	384	—	384	1.0%
New Hampshire	1	231	—	231	0.5%	—	—	—	—	—%
Virginia	1	228	—	228	0.5%	—	—	—	—	—%
Vermont	1	102	72	174	0.4%	1	102	72	174	0.4%
Oklahoma	1	172	—	172	0.4%	1	172	—	172	0.4%
Maine	2	170	—	170	0.4%	2	170	—	170	0.4%
	125	36,714	8,441	45,155		106	32,430	6,309	38,739

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

SUN COMMUNITIES, INC.
RESULTS OF OPERATIONS

Summary Statements of Operations

The following tables reconcile the Net income attributable to Sun Communities, Inc. common stockholders to NOI and summarize our consolidated financial results for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net Income Attributable to Sun Communities, Inc. Common Stockholders	$380,152	$131,614	$160,265
Interest income	(12,232)	(10,119)	(17,857)
Brokerage commissions and other revenues, net	(30,127)	(17,230)	(14,127)
General and administrative expense	181,210	109,616	92,777
Catastrophic event-related charges, net	2,239	885	1,737
Business combinations	1,362	23,008	—
Depreciation and amortization	522,745	376,876	328,067
Loss on extinguishment of debt (see Note 8)	8,127	5,209	16,505
Interest expense	158,629	129,071	133,153
Interest on mandatorily redeemable preferred OP units / equity	4,171	4,177	4,698
Gain on remeasurement of marketable securities (see Note 14)	(33,457)	(6,129)	(34,240)
(Gain) / loss on foreign currency translation	3,743	(7,666)	(4,479)
Gain on disposition of property	(108,104)	(5,595)	—
Other expense, net	12,122	5,188	1,701
(Gain) / loss on remeasurement of notes receivable (see Note 4)	(685)	3,275	—
Income from nonconsolidated affiliates (see Note 6)	(3,992)	(1,740)	(1,374)
Loss on remeasurement of investment in nonconsolidated affiliates (see Note 6)	160	1,608	—
Current tax expense (see Note 12)	1,236	790	1,095
Deferred tax (benefit) / expense (see Note 12)	91	(1,565)	(222)
Preferred return to preferred OP units / equity interests	12,095	6,935	6,058
Income attributable to noncontrolling interests	21,490	8,902	9,768
Preferred stock distribution	—	—	1,288
NOI	$1,120,975	$757,110	$684,813

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Real property NOI	$982,123	$721,302	$649,706
Home sales NOI	74,382	28,624	32,825
Service, retail, dining and entertainment expenses NOI	64,470	7,184	2,282
NOI	$1,120,975	$757,110	$684,813

SUN COMMUNITIES, INC.
Seasonality of Revenue

The RV and marina industries are seasonal in nature, and the results of operations in any one period may not be indicative of results in future periods.

In the RV segment, certain properties maintain higher occupancy during the summer months, while other properties maintain higher occupancy during the winter months. Based on the location of our properties with transient RV sites, our portfolio generally produces higher revenues between April and September than between October and March. Real property - transient revenue is included in RV segment revenue. The following table presents the seasonality of real property-transient revenue for the years ended December 31, 2021, 2020 and 2019:

	Real property - transient revenue (in thousands)	For the Three Months Ended
Year		March 31	June 30	September 30	December 31	Total
2021	$266,641	11.9%	27.3%	44.9%	15.9%	100.0%
2020	$134,691	18.8%	15.6%	44.9%	20.7%	100.0%
2019	$121,504	20.1%	23.2%	40.3%	16.4%	100.0%

In the marina market, demand for wet slip storage increases during the summer months as customers contract for the summer boating season, which also drives non-storage revenue streams such as service, fuel and on-premise restaurants or convenience stores. Demand for dry storage increases during the winter season as seasonal weather patterns require boat owners to store their vessels on dry docks and within covered racks. Seasonal real property revenue was approximately $246.6 million and $24.4 million for the years ended December 31, 2021 and 2020, respectively. In 2021, seasonal real property revenue was recognized 17.7 percent in the first quarter, 25.0 percent in the second quarter, 29.9 percent in the third quarter and 27.4 percent in the fourth quarter. In 2020, seasonal real property revenue was recognized 100 percent in the fourth quarter, given that the Safe Harbor acquisition closed during the fourth quarter.

SUN COMMUNITIES, INC.
Comparison of the Years Ended December 31, 2021 and 2020

Real Property Operations - Total Portfolio

The following tables reflect certain financial and other information for our Total Portfolio as of and for the years ended December 31, 2021 and 2020 (in thousands, except for statistical information):

	Year Ended
Financial Information	December 31, 2021	December 31, 2020	Change	% Change
Revenue
Real property (excluding Transient)	$1,166,704	$867,532	$299,172	34.5%
Real property - transient	281,432	172,430	109,002	63.2%
Other	151,720	90,157	61,563	68.3%
Total Operating	1,599,856	1,130,119	469,737	41.6%
Expense
Property Operating	617,733	408,817	208,916	51.1%
Real Property NOI	$982,123	$721,302	$260,821	36.2%

	As of
Other Information	December 31, 2021	December 31, 2020		Change
Number of properties(1)	602	552		50

Wet slips and dry storage spaces	45,155	38,739		6,416

MH occupancy	96.6%
RV occupancy(2)	100.0%
MH & RV blended occupancy(3)	97.4%	97.3%		0.1%

Sites available for MH & RV development	10,672	10,025		647

Monthly base rent per site - MH	$603	$589	(8)	$14
Monthly base rent per site - RV(7)	$526	$513	(8)	$13
Monthly base rent per site - Total	$585	$571	(8)	$14
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
(8) Canadian currency figures included within the year ended December 31, 2020 have been translated at 2021 average exchange rates, respectively.

The $260.8 million increase in Real property NOI from 2020 to 2021 consists of $76.8 million from Same Community as detailed below, $148.0 million from the marinas and $36.0 million from recently acquired properties in the year ended December 31, 2021 as compared to 2020.

SUN COMMUNITIES, INC.
Real Property Operations - Same Community Portfolio

A key management tool used when evaluating performance and growth of our properties is a comparison of the Same Community portfolio. Same Community refers to properties that we have owned for at least the preceding year, exclusive of properties recently completed or under construction, and other properties as determined by management. The Same Community data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions or unique situations. In order to evaluate the growth of the Same Community portfolio, management has classified certain items differently than our GAAP statements. The reclassification difference between our GAAP statements and our Same Community portfolio is the reclassification of utility revenues from real property revenue to operating expenses. A significant portion of our utility charges are re-billed to our residents. For the years ended December 31, 2021 and 2020, Canadian currency figures included within the year ended December 31, 2020 have been translated at 2021 average exchange rates. For the years ended December 31, 2020 and 2019, Canadian currency figures included within the year ended December 31, 2019 have been translated at 2020 average exchange rates.

	Year Ended
	Total Same Community				MH				RV
Financial Information	December 31, 2021	December 31, 2020	Change	% Change	December 31, 2021	December 31, 2020	Change	% Change	December 31, 2021	December 31, 2020	Change	% Change
Revenue
Real property (excluding Transient)	$875,361	$824,669	$50,692	6.1%	$693,374	$663,564	$29,810	4.5%	$181,987	$161,105	$20,882	13.0%
Real property - transient	194,754	144,077	50,677	35.2%	1,460	1,722	(262)	(15.2)%	193,294	142,355	50,939	35.8%
Other	39,011	23,362	15,649	67.0%	19,265	10,298	8,967	87.1%	19,746	13,064	6,682	51.1%
Total Operating	1,109,126	992,108	117,018	11.8%	714,099	675,584	38,515	5.7%	395,027	316,524	78,503	24.8%
Expense
Property Operating	345,737	305,561	40,176	13.1%	182,771	169,072	13,699	8.1%	162,966	136,489	26,477	19.4%
Real Property NOI	$763,389	$686,547	$76,842	11.2%	$531,328	$506,512	$24,816	4.9%	$232,061	$180,035	$52,026	28.9%

	Year Ended
	Total Same Community				MH				RV
Financial Information	December 31, 2020	December 31, 2019	Change	% Change	December 31, 2020	December 31, 2019	Change	% Change	December 31, 2020	December 31, 2019	Change	% Change
Revenue
Real property (excluding Transient)	$788,721	$747,710	$41,011	5.5%	$631,382	$597,030	$34,352	5.8%	$157,339	$150,680	$6,659	4.4%
Real property - transient	131,693	137,271	(5,578)	(4.1)%	1,405	1,891	(486)	(25.7)%	130,288	135,380	(5,092)	(3.8)%
Other	22,568	26,833	(4,265)	(15.9)%	9,655	13,439	(3,784)	(28.2)%	12,913	13,394	(481)	(3.6)%
Total Operating	942,982	911,814	31,168	3.4%	642,442	612,360	30,082	4.9%	300,540	299,454	1,086	0.4%
Expense
Property Operating	284,551	281,142	3,409	1.2%	156,370	154,401	1,969	1.3%	128,181	126,741	1,440	1.1%
Real Property NOI	$658,431	$630,672	$27,759	4.4%	$486,072	$457,959	$28,113	6.1%	$172,359	$172,713	$(354)	(0.2)%

SUN COMMUNITIES, INC.

	As of				As of
Other Information	December 31, 2021	December 31, 2020		Change	December 31, 2020	December 31, 2019		Change
Number of properties	403	403		—	367	367		—

MH occupancy	97.6%				97.4%
RV occupancy(1)	100.0%				100.0%
MH & RV blended occupancy(2)	98.2%				98.0%

Adjusted MH occupancy(3)	98.6%				98.5%
Adjusted RV occupancy(4)	100.0%				100.0%
Adjusted MH & RV blended occupancy(5)	98.9%	97.5%	(6)	1.4%	98.8%	97.0%	(6)	1.8%

Sites available for development	6,866	7,332		(466)	6,682	6,314		368

Monthly base rent per site - MH	$611	$591	(8)	$20	$600	$580	(8)	$20
Monthly base rent per site - RV(7)	$537	$512	(8)	$25	$514	$488	(8)	$26
Monthly base rent per site - Total	$593	$573	(8)	$20	$579	$558	(8)	$21
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
(6) The occupancy percentages for 2020 and 2019 have been adjusted to reflect incremental growth period-over-period from filled MH expansion sites and the conversion of transient RV sites to annual RV sites.
(7) Monthly base rent pertains to annual RV sites and excludes transient RV sites.
(8) Canadian currency figures included within the year ended December 31, 2020 and 2019 have been translated at 2021 and 2020 average exchange rates, respectively.

Years ended December 31, 2021 and 2020

The Same Community data includes all properties that we have owned and operated continuously since January 1, 2020, exclusive of ground-up development and redevelopment properties recently completed or under construction, and other properties as determined by management. We have reclassified $69.0 million and $63.1 million of utilities rebilled for the years ended December 31, 2021 and 2020, respectively, from Income from real property to Property operating expense to reflect the utility expenses associated with our Same Community portfolio net of resident retail.

The $76.8 million, or 11.2 percent, increase in Total Same Community NOI is due to a $52.0 million, or 28.9 percent, increase in NOI from the RV segment and $24.8 million, or 4.9 percent, increase in NOI from the MH segment.

The RV segment's $52.0 million, or 28.9 percent, increase in NOI is primarily due to an increase in Real property - transient revenue of $50.9 million, or 35.8 percent, due to increased transient and vacation rental stays at our resorts. The results of the comparative 2020 period were impacted by the required closure, or delayed opening, of over 40 of our RV resorts due to the COVID-19 pandemic.

The MH segment's $24.8 million, or 4.9 percent, increase in NOI is primarily due to an increase in Real property (excluding transient) revenue of $29.8 million, or 4.5 percent. Real property (excluding transient) revenue increased due to a 3.4 percent increase in monthly base rent per MH site and a 1.4 percent increase in occupancy when compared to the same period in 2020.

SUN COMMUNITIES, INC.
Years ended December 31, 2020 and 2019

The Same Community data includes all properties which we have owned and operated continuously since January 1, 2019, exclusive of ground-up development and redevelopment properties recently completed or under construction, and other properties as determined by management. We have reclassified $37.7 million and $34.7 million of utilities rebilled for the years ended December 31, 2020 and 2019, respectively, from Income from real property to Property operating expense to reflect the utility expenses associated with our Same Community portfolio net of recovery.

The $27.8 million, or 4.4 percent, growth in Total Same Community NOI is due to a 1.8 percent increase in occupancy and $28.1 million, or 6.1 percent, increase in NOI from the MH segment.

The RV segment NOI remained flat when compared to the same period in 2019.

The MH segment $28.1 million, or 6.1 percent, growth in NOI is primarily due to an increase in Real property (excluding transient) revenue of $34.4 million, or 5.8 percent. Real property (excluding transient) revenue increased due to a 3.4 percent increase in monthly base rent per MH site and a 1.8 percent increase in occupancy when compared to the same period in 2019.

SUN COMMUNITIES, INC.
Marina Summary

The following table reflects certain financial and other information for our marinas for the year ended December 31, 2021 (in thousands, except for statistical information):

	Year Ended
	December 31, 2021	December 31, 2020(a)	Change	% Change
Financial Information
Revenues
Real property (excluding transient)	$250,984	$25,632	$225,352	N/M
Real property - transient	14,790	805	13,985	N/M
Other	14,053	880	13,173	N/M
Total Operating	279,827	27,317	252,510	N/M
Expenses
Property Operating(b)	117,711	13,175	104,536	N/M
Real Property NOI	162,116	14,142	147,974	N/M
Service, retail, dining and entertainment
Revenue	269,170	19,393	249,777	N/M
Expense	219,040	16,061	202,979	N/M
NOI	50,130	3,332	46,798	N/M

Marina NOI	$212,246	$17,474	$194,772	N/M

Other Information
Number of properties	125	106	19	17.9%
Total wet slips and dry storage	45,155	38,739	6,416	16.6%
N/M = Percentage change is not meaningful.
(a) Contains two months of activity.
(b) Marina results net $15.0 million for the year ended December 31, 2021 and $4.5 million for the two months ended December 31, 2020 of certain utility revenue against the related utility expense in property operating and maintenance expense.

SUN COMMUNITIES, INC.
Home Sales Summary

We purchase new homes and acquire pre-owned and repossessed manufactured homes, generally located within our communities, from lenders, dealers, and former residents to lease or sell to current and prospective residents.

The following table reflects certain financial and statistical information for our Home Sales Program for the years ended December 31, 2021 and 2020 (in thousands, except for average selling prices and statistical information):

	Year Ended
Financial Information	December 31, 2021	December 31, 2020	Change	% Change
New homes
New home sales	$114,852	$79,728	$35,124	44.1%
New home cost of sales	94,103	65,533	28,570	43.6%
Gross Profit – new homes	20,749	14,195	6,554	46.2%
Gross margin % – new homes	18.1%	17.8%	0.3%
Average selling price – new homes	$156,902	$139,874	$17,028	12.2%

Pre-owned homes
Pre-owned home sales	$165,300	$95,971	$69,329	72.2%
Pre-owned home cost of sales	93,024	66,351	26,673	40.2%
Gross Profit – pre-owned homes	72,276	29,620	42,656	144.0%
Gross margin % – pre-owned homes	43.7%	30.9%	12.8%
Average selling price – pre-owned homes	$49,255	$41,799	$7,456	17.8%

Total home sales
Revenue from home sales	$280,152	$175,699	$104,453	59.4%
Cost of home sales	187,127	131,884	55,243	41.9%
Home selling expenses	18,643	15,191	3,452	22.7%
Home Sales NOI	$74,382	$28,624	$45,758	159.9%

Statistical Information
New home sales volume	732	570	162	28.4%
Pre-owned home sales volume	3,356	2,296	1,060	46.2%
Total home sales volume	4,088	2,866	1,222	42.6%

Gross Profit - New Homes
For the year ended December 31, 2021, the $6.6 million, or 46.2 percent, increase in gross profit is primarily the result of a 28.4 percent increase in new home sales volume, coupled with a 12.2 percent increase in new home average selling price, as compared to the same period in 2020.

Gross Profit - Pre-owned Homes
For the year ended December 31, 2021, the $42.7 million, or 144.0 percent, increase in gross profit is primarily the result of a 46.2 percent increase in pre-owned home sales volume, coupled with a 12.8 percent increase in gross margin, primarily due to a 17.8 percent increase in the pre-owned home average selling price, as compared to the same period in 2020.

Homes sales NOI
For the year ended December 31, 2021, the $45.8 million, or 159.9 percent, increase in NOI is primarily the result of a 42.6 percent increase in home sales volume, coupled with an increase in new home and pre-owned home average selling price and pre-owned home margin, as compared to the same period in 2020.

SUN COMMUNITIES, INC.
Rental Program Summary

The following table reflects certain financial and other information for our Rental Program for the years ended December 31, 2021 and 2020 (in thousands, except for statistical information):

	Year Ended
Financial Information	December 31, 2021	December 31, 2020	Change	% Change
Revenues
Home rent	$66,442	$62,546	$3,896	6.2%
Site rent	71,670	74,823	(3,153)	(4.2)%
Total	138,112	137,369	743	0.5%
Expenses
Rental Program operating and maintenance	19,725	20,408	(683)	(3.3)%
Rental Program NOI	$118,387	$116,961	$1,426	1.2%

Other Information
Number of sold rental homes	1,071	850	221	26.0%
Number of occupied rentals, end of period	9,870	11,752	(1,882)	(16.0)%
Investment in occupied rental homes, end of period	$556,342	$629,162	$(72,820)	(11.6)%
Weighted average monthly rental rate, end of period	$1,110	$1,042	$68	6.5%

The Rental Program NOI is included in Real property NOI. The Rental Program NOI is separately reviewed to assess the overall growth and performance of the Rental Program and its financial impact on our operations.

For the year ended December 31, 2021, Rental Program NOI increased $1.4 million, or 1.2 percent as compared to the same period in 2020. The increase is primarily due to a 6.5 percent increase in weighted average monthly rent, coupled with a 3.3 percent decrease in expenses, partially offset by a decrease in the number of occupied rental homes as compared to the same period in 2020.

SUN COMMUNITIES, INC.
Other Items - Statements of Operations(1)

The following table summarizes other income and expenses for the years ended December 31, 2021 and 2020 (amounts in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	Change	% Change
Service, retail, dining and entertainment, net	$64,470	$7,184	$57,286	797.4%
Interest income	$12,232	$10,119	$2,113	20.9%
Brokerage commissions and other, net	$30,127	$17,230	$12,897	74.9%
General and administrative expense	$181,210	$109,616	$71,594	65.3%
Catastrophic event-related charges, net	$2,239	$885	$1,354	153.0%
Business combination expense, net	$1,362	$23,008	$(21,646)	(94.1)%
Depreciation and amortization	$522,745	$376,876	$145,869	38.7%
Loss on extinguishment of debt (see Note 8)	$8,127	$5,209	$2,918	56.0%
Interest expense	$158,629	$129,071	$29,558	22.9%
Interest on mandatorily redeemable preferred OP units / equity	$4,171	$4,177	$(6)	(0.1)%
Gain on remeasurement of marketable securities (see Note 14)	$33,457	$6,129	$27,328	445.9%
Gain / (loss) on foreign currency translation	$(3,743)	$7,666	$(11,409)	(148.8)%
Gain on dispositions of properties	$108,104	$5,595	$102,509	N/M
Other expense, net	$(12,122)	$(5,188)	$(6,934)	133.7%
Gain / (loss) on remeasurement of notes receivable (see Note 4)	$685	$(3,275)	$3,960	120.9%
Income from nonconsolidated affiliates (see Note 6)	$3,992	$1,740	$2,252	129.4%
Loss on remeasurement of investment in nonconsolidated affiliates (see Note 6)	$(160)	$(1,608)	$1,448	90.0%
Current tax expense (see Note 12)	$(1,236)	$(790)	$(446)	56.5%
Deferred tax benefit / (expense) (see Note 12)	$(91)	$1,565	$(1,656)	(105.8)%
Preferred return to preferred OP units / equity interests	$12,095	$6,935	$5,160	74.4%
Income attributable to noncontrolling interests	$21,490	$8,902	$12,588	141.4%
(1) Only items determined by management to be material, of interest, or unique to the periods disclosed above are explained below.
N/M = Percentage change is not meaningful.

Service, retail, dining and entertainment, net - for the year ended December 31, 2021, increased primarily due to the addition of marina service revenue, driven by a full year of activity from Safe Harbor, and increases in RV resort activity revenues as compared to 2020.

Brokerage commissions and other, net - for the year ended December 31, 2021, increased primarily due to an increase in brokerage commissions as a result of an increase in the number of brokered home sales, as compared to 2020.

General and administrative expense - for the year ended December 31, 2021, increased primarily due to a full year of activity from Safe Harbor, and an increase in wages and incentives driven by growth in strategic initiatives and acquisition activity, as compared to 2020.

Business combination expense, net - for the year ended December 31, 2021, decreased due to the prior year acquisition of Safe Harbor. Refer to Note 3, "Real Estate Acquisitions and Dispositions," of our accompanying Consolidated Financial Statements for additional information.

Depreciation and amortization - for the year ended December 31, 2021, increased as a result of acquisition, expansion and development activity driving growth in our portfolio of MH communities, RV resorts and marinas as compared to 2020. Refer to Note 3, "Real Estate Acquisitions and Dispositions," of our accompanying Consolidated Financial Statements for additional information.

Loss on extinguishment of debt - for the year ended December 31, 2021, increased primarily due to the termination of the Safe Harbor line of credit and financing activities as compared to 2020. Refer to Note 8, "Debt and Line of Credit," in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.
Interest expense - for the year ended December 31, 2021, increased primarily due to the higher carrying balance of debt as compared to the same period in 2020. Refer to Note 8, "Debt and Line of Credit," of our accompanying Consolidated Financial Statements for additional information.

Gain on remeasurement of marketable securities - for the year ended December 31, 2021, increased due to higher gain on the remeasurement of our investment in marketable securities as compared to 2020. Refer to Note 15, "Fair Value of Financial Instruments," in our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on foreign currency translation - for the year ended December 31, 2021, there was a $3.7 million loss as compared to a $7.7 million gain in the same period in 2020, primarily due to fluctuations in exchange rates on Canadian and Australian denominated currencies.

Gain on dispositions of properties - for the year ended December 31, 2021, increased due to a gain resulting from the sale of six MH communities in various states. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

Other expense, net - for the year ended December 31, 2021, increased primarily due to an estimated contingent liability related to potential termination of certain ground leases.

Gain / (loss) on remeasurement of notes receivable - represents the change in fair value of our in-house financing notes receivable portfolio, for which we elected the fair value option on January 1, 2020. Refer to Note 4, "Notes and Other Receivables," and Note 14, "Fair Value of Financial Instruments," in our accompanying Consolidated Financial Statements for additional information.

Income from nonconsolidated affiliates - for the year ended December 31, 2021, increased primarily due to increased equity income at GTSC LLC ("GTSC") and the Sungenia joint venture ("Sungenia JV") as compared to 2020. Refer to Note 6, "Investments in Nonconsolidated Affiliates," in our accompanying Consolidated Financial Statements for additional information.

Preferred return to preferred OP units / equity interests - for the year ended December 31, 2021 increased primarily as a result of preferred OP units issued in conjunction with various acquisitions since 2020. Refer to Note 3, "Real Estate Acquisitions and Dispositions," and Note 9, "Equity and Temporary Equity," of our accompanying Consolidated Financial Statements for additional information.

Income attributable to noncontrolling interests - for the year ended December 31, 2021, increased as compared to 2020, primarily due to improved financial performance of the Company and its consolidated VIEs. Refer to Note 7, "Consolidated Variable Interest Entities," in our accompanying Consolidated Financial Statements for additional information.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Pursuant to the FAST Act Modernization and Simplification of Regulation S-K, discussions related to the changes in results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 have been omitted, except for the Same Community results where the presentation structure has changed consistent with our new segment reporting, and prior year data differ from amounts previously disclosed in Form 10-K for the year ended December 31, 2020 as a result of prior year reclassification and site count changes. Such omitted discussion can be found under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 18, 2021.

SUN COMMUNITIES, INC.
RECONCILIATION OF NET INCOME ATTRIBUTABLE TO SUN COMMUNITIES, INC. COMMON STOCKHOLDERS TO FFO

The following table reconciles Net income attributable to Sun Communities, Inc. common stockholders to FFO for the years ended December 31, 2021, 2020 and 2019 (in thousands, except per share amounts):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net Income Attributable to Sun Communities, Inc. Common Stockholders	$380,152	$131,614	$160,265
Adjustments
Depreciation and amortization	521,856	376,897	328,646
Depreciation on nonconsolidated affiliates	123	66	—
Gain on remeasurement of marketable securities	(33,457)	(6,129)	(34,240)
Loss on remeasurement of investment in nonconsolidated affiliates	160	1,608	—
(Gain) / loss on remeasurement of notes receivable	(685)	3,275	—
Income attributable to noncontrolling interests	14,783	7,881	8,474
Preferred return to preferred OP units	1,888	2,231	2,610
Preferred distribution to Series A-4 preferred stock	—	—	1,288
Interest expense on Aspen preferred OP units	2,056	—	—
Gain on dispositions of properties	(108,104)	(5,595)	—
Gain on dispositions of assets, net	(60,485)	(22,180)	(26,356)

FFO Attributable to Sun Communities, Inc. Common Stockholders and Dilutive Convertible Securities(1)	$718,287	$489,668	$440,687
Adjustments
Business combination expense and other acquisition related costs(2)	10,005	25,334	1,146
Loss on extinguishment of debt	8,127	5,209	16,505
Catastrophic event-related charges, net	2,239	885	1,737
Earnings - catastrophic event-related charges(3)	200	—	—
(Gain) / loss on foreign currency translation	3,743	(7,666)	(4,480)
Other adjustments, net(4)	16,139	2,130	1,337
Core FFO Attributable to Sun Communities, Inc. Common Stockholders and Dilutive Convertible Securities(1)	$758,740	$515,560	$456,932

Weighted average common shares outstanding - basic	112,582	97,521	88,460
Add
Common stock issuable upon conversion of stock options	—	1	1
Restricted stock	220	455	454
Common OP units	2,562	2,458	2,448
Common stock issuable upon conversion of certain preferred OP units	1,151	907	1,454
Weighted Average Common Shares Outstanding - Fully Diluted	116,515	101,342	92,817

FFO Attributable to Sun Communities, Inc. Common Stockholders and Dilutive Convertible Securities Per Share - Fully Diluted	$6.16	$4.83	$4.75
Core FFO Attributable to Sun Communities, Inc. Common Stockholders and Dilutive Convertible Securities Per Share - Fully Diluted	$6.51	$5.09	$4.92
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
(4)Other adjustments, net include the change in estimated contingent consideration payments, long term lease termination expense and deferred tax (benefit) / expense for the years ended December 31, 2021, 2020 and 2019, RV rebranding non-recurring cost for the year ended December 31, 2021, and deferred compensation amortization upon retirement for the year ended December 31, 2020.

SUN COMMUNITIES, INC.
LIQUIDITY AND CAPITAL RESOURCES

Short-term Liquidity

Our principal short-term liquidity demands have historically been, and are expected to continue to be, distributions to our stockholders and the unit holders of the Operating Partnership, property acquisitions, development and expansion of properties, capital improvement of properties, the purchase of new and pre-owned homes, and debt repayment. We intend to meet our short-term liquidity requirements through available cash balances, cash flows generated from operations, draws on our line of credit, and the use of debt and equity offerings under our shelf registration statement. Refer to Note 8, "Debt and Line of Credit," and Note 9, "Equity and Temporary Equity," in our accompanying Consolidated Financial Statements for additional information.

We also intend to continue to strengthen our capital and liquidity positions by focusing on our core fundamentals, which are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We take a disciplined approach to selecting the optimal mix of financing sources to meet our liquidity demands and minimize our overall cost of capital. In June 2021, we received investment grade ratings of BBB and Baa3 with a stable outlook from S&P Global and Moody's, respectively. We plan on leveraging this enhanced strength in the credit markets to utilize a greater proportion of unsecured debt to lower our cost of capital and increase our financial flexibility.

Acquisitions

Subject to market conditions, we intend to continue to identify opportunities to expand our development pipeline and acquire existing properties. We finance acquisitions through available cash, secured financing, draws on our lines of credit, the assumption of existing debt on properties, and the issuance of debt and equity securities. We will continue to evaluate acquisition opportunities that meet our criteria. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for information regarding recent property acquisitions.

We anticipate that our acquisition of Park Holidays will close within the three months ending March 31, 2022, subject to the approval of the UK Financial Conduct Authority. We anticipate that we will need approximately $1.3 billion in cash to fund the acquisition of Park Holidays.

We have obtained commitments from our lenders to amend, extend and upsize the Senior Credit Facility simultaneously with, and conditioned on, the closing of the acquisition of Park Holidays. The proposed amendment (the "Proposed Loan Amendment") would provide for borrowing up to an aggregate of $4.2 billion with the ability to upsize the total borrowing by an additional $800.0 million. The Proposed Loan Amendment would provide a revolving loan facility of up to $3.05 billion and a term loan facility of $1.15 billion.

We intend to use a portion of the proceeds from the Proposed Loan Amendment to fund the cash purchase price of Park Holidays. There can be no assurance that we will be able to successfully enter into the Proposed Loan Amendment on the terms described above or at all. If the Proposed Loan Amendment is not entered into, we may use our previously announced bridge loan, further described below, to fund all or a portion of the cash purchase price of Park Holidays.

Capital Expenditures

Our capital expenditures include expansion sites and development construction costs, recurring capital expenditures, lot modifications, growth projects, acquisition-related capital expenditures, rental home purchases and rebranding cost.

SUN COMMUNITIES, INC.
Our capital expenditure activity is summarized as follows (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Expansion and Development	$201,601	$248,146
Recurring Capital Expenditures	64,631	33,472
Lot Modifications	28,802	29,414
Growth Projects	77,037	28,315
Acquisition-related Capital Expenditures	176,463	46,739
Rental Program	117,371	143,117
Rebranding	6,142	N/A
Other	524	9,320
Total capital expenditures activity	$672,571	$538,523

Expansion and development expenditures - consist primarily of construction costs such as roads, activities, and amenities, and costs necessary to complete home and RV site improvements, such as driveways, sidewalks and landscaping at our MH communities and RV resorts. Expenditures also include costs to rebuild after damage has been incurred at MH, RV or marina properties.

Recurring capital expenditures - relate to our continued commitment to the upkeep of our MH and RV properties and include items such as dredging, dock repairs and improvements, and equipment maintenance and upgrades at our marinas.

Lot modification capital expenditures - are incurred to modify the foundational structures required to set a new home after a previous home has been removed. These expenditures are necessary to create a revenue stream from a new site renter and often improve the quality of the community. Other lot modification expenditures include land improvements added to annual RV sites to aid in the conversion of transient RV guests to annual contracts.

Growth projects - consist of revenue generating or expense reducing activities at MH communities, RV resorts and marinas. This includes, but is not limited to, utility efficiency and renewable energy projects, site, slip or amenity upgrades such as the addition of a garage, shed or boat lift, and other special capital projects that substantiate an incremental rental increase.

Acquisition-related Capital Expenditures - consist of capital improvements identified during due diligence that are necessary to bring our communities, resorts, and marinas up to our operating standards. These include items such as: upgrading clubhouses; landscaping; new street light systems; new mail delivery systems; pool renovation including larger decks, heaters, and furniture; new maintenance facilities; lot modifications; and new signage.

Rental Program - investment in the acquisition of homes intended for the Rental Program and the purchase of vacation rental homes at our RV resorts. Expenditures for these investments depend upon the condition of the markets for repossessions and new home sales, rental homes and vacation rental homes.

Rebranding costs - includes new signage at our RV resorts and costs of building an RV mobile application and updated website.

Cash Flow Activities

Our cash flow activities are summarized as follows (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net Cash Provided by Operating Activities	$753,572	$543,295	$476,734
Net Cash Used for Investing Activities	$(2,338,249)	$(2,486,517)	$(1,010,457)
Net Cash Provided by Financing Activities	$1,570,391	$2,000,844	$505,880
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$(157)	$189	$411

Cash, cash equivalents, and restricted cash decreased by approximately $14.4 million from $92.6 million as of December 31, 2020, to $78.2 million as of December 31, 2021.

SUN COMMUNITIES, INC.
Operating Activities - Net cash provided by operating activities increased $210.3 million to $753.6 million for the year ended December 31, 2021, compared to $543.3 million for the year ended December 31, 2020. The increase was driven by an increase in net income from property operations due to the acquisition of Safe Harbor in October 2020 and improved operating performance at our MH and RV properties.

Our net cash flows provided by operating activities from continuing operations may be adversely impacted by, among other things: (a) the market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets; (b) lower occupancy and rental rates of our properties; (c) increased operating costs, such as wage and benefit costs, insurance premiums, real estate taxes and utilities, that cannot be passed on to our tenants; (d) decreased sales of manufactured homes; (e) current volatility in economic conditions and the financial markets; and (f) the effects of the COVID-19 pandemic. Refer to "Risk Factors" in Part I, Item 1A in this Annual Report on Form 10-K.

Investing Activities - Net cash used for investing activities was $2.3 billion for the year ended December 31, 2021, compared to $2.5 billion for year ended December 31, 2020. The decrease in Net cash used for investing activities was driven by a reduction in cash outflows to acquire new properties due to the prior year acquisition of Safe Harbor. During the year ended December 31, 2021, net cash used for investing activities included the following:

•Net cash deployed of $1.6 billion to acquire 54 properties totaling over 16,800 sites, wet slips and dry storage spaces and sites for expansion, and 11 land parcels approved for development of nearly 4,000 MH sites.
•Cash deployed of $672.6 million for capital expenditure activity.
•Cash deployed of $242.6 million for issuance of notes receivable to real estate developers and operators.
•Proceeds of $162.1 million from the disposition of six MH communities.
•Proceeds of $113.8 million from sale of rental homes and equipment.

Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

Financing Activities - Net cash provided by financing activities decreased $430.5 million to $1.6 billion for the year ended December 31, 2021, compared to $2.0 billion for the year ended December 31, 2020. During the year ended December 31, 2021, net cash provided by financing activities included the following:

•Proceeds of $1.1 billion from equity issuances, primarily due to the March 2021 underwritten public offering of an aggregate of 8,050,000 shares at a public offering price of $140.00 per share.
•Issuance of an aggregate of $1.2 billion of senior unsecured notes from issuances in June 2021 and October 2021.
•Payments of $390.8 million for distributions to holders of common stock and common OP units.
•Net payments of $198.9 million under our credit facility agreement, net of proceeds.

Refer to Note 8, "Debt and Line of Credit," and Note 9, "Equity and Temporary Equity," in our accompanying Consolidated Financial Statements for additional information.

Equity and Debt Activity

Registering of Debt Securities

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

SUN COMMUNITIES, INC.
Public Equity Offerings

Offerings

On November 15 and 16, 2021, we entered into two forward sale agreements relating to an underwritten registered public offering of 4,025,000 shares of our common stock at a public offering price of $185.00 per share. The offering closed on November 18, 2021. We did not initially receive any proceeds from the sale of shares of our common stock by the forward purchaser or its affiliates. We intend to use the net proceeds, if any, received upon the future settlement of the forward sale agreements, which we expect to occur no later than November 18, 2022, to fund a portion of the Park Holidays total consideration, to repay borrowings outstanding under our senior credit facility, to fund possible future acquisitions of properties and / or for working capital and general corporate purposes.

On March 2, 2021, we priced a $1.1 billion underwritten public offering of an aggregate of 8,050,000 shares at a public offering price of $140.00 per share, before underwriting discounts and commissions. The offering consisted of 4,000,000 shares offered directly by us and 4,050,000 shares offered under a forward equity sales agreement. We sold the 4,000,000 shares on March 9, 2021 and received net proceeds of $537.6 million after deducting expenses related to the offering. In May and June 2021, we completed the physical settlement of the remaining 4,050,000 shares and received net proceeds of $539.7 million after deducting expenses related to the offering. Proceeds from the offering were used to acquire assets and pay down borrowings under our revolving line of credit.

On September 30, 2020 and October 1, 2020, we entered into two forward sale agreements (the "September 2020 Forward Equity Offerings") relating to an underwritten registered public offering of 9,200,000 shares of our common stock at a public offering price of $139.50 per share. The offering closed on October 5, 2020. On October 26, 2020, we physically settled these forward sales agreements by the delivery of shares of our common stock. Proceeds from the offering were approximately $1.23 billion after deducting expenses related to the offering. We used the net proceeds of this offering to fund the cash portion of the acquisition of Safe Harbor, and for working capital and general corporate purposes.

In May 2020, we closed an underwritten registered public offering of 4,968,000 shares of common stock. Proceeds from the offering were $633.1 million after deducting expenses related to the offering. We used the net proceeds of this offering to repay borrowings outstanding under the revolving loan under our senior credit facility.

At the Market Offering Sales Agreements

On December 17, 2021, we entered into an At the Market Offering Sales Agreement with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock (the "December 2021 Sales Agreement"), through the sales agents, acting as our sales agents or, if applicable, as forward sellers, or directly to the sales agents as principals for their own accounts. The sales agents and forward sellers are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold under the December 2021 Sales Agreement. We simultaneously terminated our June 2021 Sales Agreement (as defined below) upon entering into the December 2021 Sales Agreement.

On June 4, 2021, we entered into an At the Market Offering Sales Agreement with certain sales agents and forward sellers pursuant to which we could sell, from time to time, up to an aggregate gross sales price of $500.0 million of our common stock (the "June 2021 Sales Agreement"), through the sales agents, acting as our sales agents or, if applicable, as forward sellers, or directly to the sales agents as principals for their own accounts. The sales agents and forward sellers are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold under the Sales Agreement. We simultaneously terminated our previous At the Market Offering Sales Agreement entered into in July 2017 upon entering into the June 2021 Sales Agreement.

There were no sales of common stock under the December 2021 Sales Agreement as of December 31, 2021. We entered into forward sale agreements with respect to 1,820,109 shares of common stock under the June 2021 Sales Agreement for $356.5 million during the year ended December 31, 2021 prior to its termination. These forward sale agreements were not settled as of December 31, 2021 but we expect to settle them no later than September 2022. There were zero issuances of common stock under the prior At the Market Offering Sales Agreement entered into in July 2017, during the years ended December 31, 2021, 2020 and 2019, and from inception through termination of such prior sales agreement, we sold shares of our common stock for gross proceeds of $163.8 million.

SUN COMMUNITIES, INC.
Senior Unsecured Notes

On October 5, 2021, we issued $450.0 million of senior unsecured notes with an interest rate of 2.3 percent and a seven-year term, due November 1, 2028 (the "2028 Notes"). Interest on the 2028 Notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2022. In addition, on October 5, 2021, we issued $150 million of senior unsecured notes with an interest rate of 2.7 percent and a ten-year term due July 15, 2031. These notes are additional notes of the same series as the $600.0 million aggregate principal amount of 2.7 percent senior unsecured notes due July 15, 2031 that we issued on June 28, 2021, described below. The net proceeds from the offering were approximately $595.5 million after deducting underwriters' discounts and estimated offering expenses. The proceeds were used to pay down borrowings under our line of credit.

On June 28, 2021, we issued $600.0 million of senior unsecured notes with an interest rate of 2.7 percent and a ten-year term, due July 15, 2031 (the "2031 Notes"). Interest on the 2031 Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2022. The net proceeds from the offering were approximately $592.4 million, after deducting underwriters' discounts and estimated offering expenses. The proceeds were used to pay down borrowings under our line of credit.

The total outstanding balance on senior unsecured notes was $1.2 billion at December 31, 2021.

The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the 2031 and 2028 Notes are guaranteed on a senior basis by Sun Communities, Inc. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company. Under Rule 3-10 of Regulation S-X, as amended, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the subsidiary obligor is consolidated into the parent company's consolidated financial statements, the parent guarantee is "full and unconditional" and, subject to certain exceptions, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. Accordingly, separate consolidated financial statements of the Operating Partnership have not been presented. Furthermore, as permitted under Rule 13-01(a)(4)(vi), we have excluded the summarized financial information for the Operating Partnership as the assets, liabilities and results of operations of the Operating Partnership are not materially different from the corresponding amounts presented in our consolidated financial statements and management believes such summarized financial information would be repetitive and not provide incremental value to investors.

Line of Credit

On June 14, 2021, we entered into a new senior credit agreement (the "Credit Agreement") with certain lenders. The Credit Agreement combined and replaced our prior $750.0 million credit facility, which was scheduled to mature on May 21, 2023, (the "A&R Facility"), and the $1.8 billion credit facility between Safe Harbor and certain lenders, which was scheduled to mature on October 11, 2024 (the "Safe Harbor Facility"). The Safe Harbor Facility was terminated in connection with the execution of the Credit Agreement. We repaid all amounts due and outstanding under the Safe Harbor Facility on or prior to June 14, 2021. We recognized a Loss on extinguishment of debt in our Consolidated Statement of Operations related to the termination of the A&R Facility and the Safe Harbor Facility of $0.2 million and $7.9 million, respectively.

Pursuant to the Credit Agreement, we may borrow up to $2.0 billion under a revolving loan (the "Senior Credit Facility"). The Senior Credit Facility is available to fund all of the Company's businesses, including its marina business conducted by Safe Harbor. The Credit Agreement also permits, subject to the satisfaction of certain conditions, additional borrowings (with the consent of the lenders) in an amount not to exceed $1.0 billion with the option to treat all, or a portion, of such additional funds as an incremental term loan.

The Senior Credit Facility has a four-year term ending June 14, 2025, and, at our option, the maturity date may be extended for two additional six-month periods, subject to the satisfaction of certain conditions. However, the maturity date with respect to $500.0 million of available borrowing under the Senior Credit Facility is October 11, 2024, which, under the terms of the Senior Credit Agreement, may not be extended. The Senior Credit Facility bears interest at a floating rate based on the Adjusted Eurocurrency rate or BBSY rate, plus a margin that is determined based on the Company's credit ratings calculated in accordance with the Senior Credit Agreement, which can range from 0.725 percent to 1.4 percent. As of December 31, 2021, the margin based on our credit ratings was 0.85 percent on the Senior Credit Facility.

SUN COMMUNITIES, INC.
At the lenders' option, the Senior Credit Facility will become immediately due and payable upon an event of default under the Credit Agreement. We had $1.0 billion of borrowings on the Senior Credit Facility as of December 31, 2021, all scheduled to mature June 14, 2025. As of December 31, 2020, we had $40.4 million of borrowings on the revolving loan and no borrowings on the term loan under our A&R Facility, respectively. As of December 31, 2020, we had $652.0 million and $500.0 million of borrowings under the revolving loan and term loan under the Safe Harbor Facility, respectively. These balances are recorded in the Unsecured debt line item on the Consolidated Balance Sheets.

The Senior Credit Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under the Senior Credit Facility, but does reduce the borrowing amount available. At December 31, 2021 and 2020, we had approximately $2.2 million and $2.4 million (including none and $0.3 million associated with the Safe Harbor Facility) of outstanding letters of credit, respectively.

We have obtained commitments from our lender group to amend the Senior Credit Facility in connection with the acquisition of Park Holidays. Refer to Note 19, "Subsequent Events," in our accompanying Consolidated Financial Statements for additional information about the Proposed Loan Amendment.

Potential Bridge Loan

On November 13, 2021, we entered into a commitment letter with Citigroup Global Markets, Inc. ("Citigroup"), pursuant to which, and subject to certain terms and conditions (including the closing of the acquisition of Park Holidays), Citigroup (on behalf of its affiliates) committed to lend us up to £950.0 million, or approximately $1.3 billion converted at the December 31, 2021 exchange rate, under a new senior unsecured bridge loan (the "Bridge Loan"). If we enter into the Bridge Loan, the proceeds of the Bridge Loan will be used to finance a portion of the cash consideration payable for the acquisition of Park Holidays. As of December 31, 2021, we did not have any borrowings outstanding under the Bridge Loan.

Financial Covenants

Pursuant to the terms of the Senior Credit Facility, we are subject to various financial and other covenants. The most restrictive financial covenants for the Senior Credit Facility are as follows:

Covenant	Requirement	As of December 31, 2021
Maximum leverage ratio	<65.0%	28.4%
Minimum fixed charge coverage ratio	>1.40	4.57
Maximum dividend payout ratio	<95.0%	49.3%
Maximum secured leverage ratio	<40.0%	15.3%

In addition, we are required to maintain the following covenants with respect to the senior unsecured notes payable:

Covenant	Requirement	As of December 31, 2021
Total debt to total assets	≤ 60.0%	38.6%
Secured debt to total assets	≤ 40.0%	22.9%
Consolidated income available for debt service to debt service	≥ 1.50	5.81
Unencumbered total asset value to total unsecured debt	≥ 150.0%	431.7%

As of December 31, 2021, we were in compliance with the above covenants and do not anticipate that we will be unable to comply with these covenants in the near term.

SUN COMMUNITIES, INC.
Proactive management of transition away from LIBOR

LIBOR has been used extensively in the U.S. and globally as a reference rate for various commercial and financial contracts, including variable-rate debt and interest rate swap contracts. However, based on an announcement made by the FCA on March 3, 2021, one-week and two-month LIBOR rates ceased to be published after December 31, 2021, and all other LIBOR settings will effectively cease after June 30, 2023, and it is expected that LIBOR will no longer be used after this date. In addition, it is expected that LIBOR will no longer be used in new contracts entered into after December 31, 2021. To address the impending discontinuation of LIBOR, in the U.S. the Alternative Reference Rates Committee ("ARRC") was established to help ensure the successful transition from LIBOR to a more robust reference rate, its recommended alternative, the Secured Overnight Financing Rate (“SOFR”). SOFR is a new index calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, as its preferred replacement for U.S. dollar LIBOR. We have been closely monitoring developments related to the transition away from LIBOR and have implemented proactive measures to minimize the potential impact of the transition to the Company, specifically:

•During the year ended December 31, 2021, we issued two series of senior unsecured notes that each pay a fixed rate of interest. As of December 31, 2021, we have an aggregate balance $1.2 billion of senior unsecured notes.
•Our Senior Credit Facility agreement contains fallback language generally consistent with the ARRC's recommendation, which provides a streamlined amendment approach for negotiating a benchmark replacement.
•We continue to monitor developments by the FCA, the ARRC, and other governing bodies involved in LIBOR transition.

Refer to Item 1A. "Risk factors" in this annual report on Form 10-K for additional information about our management of risks related to the transition away from LIBOR.

Interest Rate Hedging

During and subsequent to the year ended December 31, 2021, we entered into four treasury lock contracts with an aggregate notional value of $600.0 million to hedge interest rate risk associated with future issuances of fixed-rate long-term debt.

Long-term Financing and Capital Requirements

Long-term Financing

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, expansion and development of properties, other nonrecurring capital improvements and Operating Partnership unit redemptions through the long-term unsecured and secured indebtedness and the issuance of certain debt or equity securities subject to market conditions.

We had unrestricted cash on hand as of December 31, 2021, of approximately $65.8 million. As of December 31, 2021, there was approximately $994.5 million of remaining capacity on the Senior Credit Facility. At December 31, 2021 we had a total of 412 unencumbered MH, RV and marina properties.

From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, issue unsecured notes, obtain other debt financing or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the MH, RV and marina industries at the time, including the effects of the COVID-19 pandemic, the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those markets could make borrowing more difficult to secure, more expensive, or effectively unavailable. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing unsecured indebtedness as maturities become due. Refer to "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K. If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of December 31, 2021, our net debt to enterprise value was approximately 18.0 percent (assuming conversion of all common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series C preferred OP units, Series D preferred OP units, Series E preferred OP units, Series F preferred OP units, Series G preferred OP units, Series H preferred OP units, Series I preferred OP units and Series J preferred OP units to shares of common stock). Our debt has a weighted average maturity of approximately 8.8 years and a weighted average interest rate of 3.0 percent.

SUN COMMUNITIES, INC.
Capital Requirements

Our capital requirements as of December 31, 2021 include both short and long term obligations:

Our primary long-term liquidity needs are principal payments on outstanding indebtedness as summarized in the table below:

	Payments Due By Period (in thousands)
Outstanding Indebtedness(1)	Total Due	Short-term Obligation ≤1 Year	Long-term Obligation After 1 Year	Refer to
Principal payments on long-term debt	$5,698,458	$141,959	$5,556,499	Note 8. Debt and Line of Credit
Interest expense(2)	1,413,255	174,250	1,239,005
Operating leases	237,742	9,978	227,764	Note 16. Leases
Finance lease	4,408	194	4,214	Note 16. Leases
Total Outstanding Indebtedness	$7,353,863	$326,381	$7,027,482
(1)Our outstanding indebtedness in this table excludes debt premiums, discounts and deferred financing costs, as applicable.
(2)Our obligations related to interest expense are calculated based on the current debt levels, rates and maturities as of December 31, 2021 (including finance leases), and actual payments required in future periods may be different than the amounts included above. Perpetual securities include one year of interest expense for payment due after five years.

Certain of our nonconsolidated affiliates, which are accounted for under the equity-method of accounting, have incurred indebtedness. We have not guaranteed the debt of our nonconsolidated affiliates in the arrangements referenced below, nor do we have any obligations to fund this debt should the nonconsolidated affiliates be unable to do so. Refer to Note 6, "Investments in Nonconsolidated Affiliates," in the accompanying Consolidated Financial Statements for additional information about these entities.

GTSC - During September 2019, GTSC, entered into a warehouse line of credit with a maximum loan amount of $125.0 million. During September 2020, May 2021 and December 2021, the maximum amount was increased to $180.0 million, $230.0 million and $255.0 million, respectively, with an option to increase to $275.0 million subject to the lender's consent. As of December 31, 2021, the aggregate carrying amount of debt, including both our and our partner's share, incurred by GTSC was $243.1 million (of which our proportionate share is $97.2 million). As of December 31, 2020, the aggregate carrying amount of debt, including both our and our partner's share, incurred by GTSC was $167.7 million (of which our proportionate share is $67.1 million). The debt bears interest at a variable rate based on a Commercial Paper or adjusted Secured Overnight Financing Rate plus 1.65 percent per annum and matures on December 15, 2025.

Sungenia JV - During May 2020, Sungenia JV, entered into a debt facility agreement with a maximum loan amount of $27.0 million Australian dollars, or $19.6 million converted at the December 31, 2021 exchange rate. As of December 31, 2021, the aggregate carrying amount of debt, including both our and our partners' share, incurred by Sungenia JV was $6.3 million (of which our proportionate share is $3.1 million). As of December 31, 2020, the aggregate carrying amount of debt, including both our and our partners' share, incurred by Sungenia JV was $6.7 million (of which our proportionate share is $3.3 million). The debt bears interest at a variable rate based on the BBSY rate plus 2.05 percent per annum and is available for a minimum of three years.

SUN COMMUNITIES, INC.
SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

Critical Accounting Estimates

Our Consolidated Financial Statements are prepared in accordance with United States of America generally accepted accounting principles ("GAAP"), which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

Our significant accounting estimates include acquisitions (of investment properties) and impairment (of long live assets or properties, right-of-use assets and goodwill). Refer to Note 1, "Significant Accounting Policies," in our accompanying Consolidated Financial Statements for information regarding our critical accounting estimates that affect the Consolidated Financial Statements and that use judgments and assumptions. In addition, the likelihood that materially different amounts could be reported under varied conditions and assumptions is discussed.

Impact of New Accounting Standards

Refer to Note 18, "Recent Accounting Pronouncements," in our accompanying Consolidated Financial Statements for information regarding new accounting pronouncements.

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

Our variable rate debt totaled $1.0 billion and $1.2 billion as of December 31, 2021 and 2020, respectively, and at such dates bore interest at the Adjusted Eurocurrency Rate or BBSY rate, plus a margin, and Prime or various LIBOR rates, respectively. If the Adjusted Eurocurrency Rate or BBSY rates, and Prime or LIBOR rates increased or decreased by 1.0 percent, our interest expense would have increased or decreased by approximately $8.2 million and $3.4 million for the years ended December 31, 2021 and 2020, respectively, based on the $821.2 million and $339.5 million average balances outstanding under our variable rate debt facilities, respectively.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the risk that fluctuations in currencies against the U.S. dollar will negatively impact our results of operations. We are exposed to foreign currency exchange rate risk as a result of remeasurement and translation of the assets and liabilities of our Canadian properties, our Australian equity investment, and our United Kingdom assets and joint venture into U.S. dollars. Fluctuations in foreign currency exchange rates can therefore create volatility in our results of operations and may adversely affect our financial condition.

At December 31, 2021 and 2020, our stockholder's equity included $663.6 million and $250.8 million from our investments and operations in Canada, Australia and the United Kingdom, which collectively represented 9.9 percent and 4.5 percent of total stockholder's equity, respectively. Based on our sensitivity analysis, a 10.0 percent strengthening of the U.S. dollar against the Canadian dollar, Australian dollar and British pound would have caused a reduction of $66.4 million and $25.1 million to our total stockholder's equity at December 31, 2021 and 2020, respectively.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at December 31, 2021. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2021, utilizing the criteria discussed in the "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2021. Based on management's assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2021.

The effectiveness of our internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Changes in internal control over financial reporting

There were no material changes in our internal control over financial reporting during the quarter ended December 31, 2021.

ITEM 9B.    OTHER INFORMATION

None.

SUN COMMUNITIES, INC.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to the general instructions of Item 401 of Regulation S-K, certain information regarding our executive officers is contained in Part I of this Form 10-K. Unless provided in an amendment to this Annual Report on Form 10-K, the other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2022 annual meeting (the "Proxy Statement,") including the information set forth under the captions "Proposal No.1 Election of Directors - Consideration of Director Nominees," "Corporate Governance - Board of Directors," "Corporate Governance - Board of Directors - Board Structure - Committees of the Board of Directors," "Security Ownership Information - Security Ownership of Directors and Executive Officers," and "Information About Executive Officers - Executive Officers Biographies."

ITEM 11. EXECUTIVE COMPENSATION

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by this Item is incorporated by reference to the applicable information in the Proxy Statement, including the information set forth under the captions "Proposal No.1 Election of Directors - Director Compensation," "Corporate Governance - Board of Directors - Board Structure - Compensation Committee Interlocks and Insider Participation," and "Compensation Discussion and Analysis." The information in the section captioned "Executive Compensation - Compensation Committee Report" in the Proxy Statement or an amendment to this Annual Report on Form 10-K is incorporated by reference herein but shall be deemed furnished, not filed, and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act or the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by this Item is incorporated by reference to the applicable information in the Proxy Statement, including the information set forth under the captions "Security Ownership Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by this Item is incorporated by reference to the Proxy Statement, including the information set forth under the captions "Corporate Governance - Board of Directors," "Corporate Governance - Board of Directors - Board Structure - Committees of the Board of Directors," "Corporate Governance - Board of Directors - Board Structure - Leadership Structure and Independence of Non-Employee Directors," and "Corporate Governance - Board of Directors - Other Board Policies and Processes - Certain Relationships and Related Party Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by this Item is incorporated by reference to the Proxy Statement, including the information set forth under the caption for the proposal related to "Ratification of Selection of Grant Thornton LLP."

SUN COMMUNITIES, INC.
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed herewith as part of this Form 10-K:

1.    Financial Statements
A list of the financial statements required to be filed as a part of this Annual Report on Form 10‑K is shown in the "Index to the Consolidated Financial Statements and Financial Statement Schedules" filed herewith.

2.    Financial Statement Schedules
The financial statement schedules required to be filed as a part of this Annual Report on Form 10‑K is shown in the "Index to the Consolidated Financial Statements and Financial Statement Schedules" filed herewith.

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
Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed on September 29, 2020
3.1	Sun Communities, Inc. Articles of Restatement	Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K filed on February 22, 2018
3.2	Third Amended and Restated Bylaws	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed on May 12, 2017
4.1	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K filed for the year ended December 31, 2019
4.2	Form of Registration Rights Agreement by and among Sun Communities, Inc. and certain holders of Merger Securities	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed on September 29, 2020
4.3	Indenture, dated as of June 28, 2021 by and between Sun Communities Operating Limited Partnership and UMB Bank, N.A. as trustee.	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on June 28, 2021
4.4	First Supplemental Indenture, dated as of June 28, 2021 by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc., and UMB Bank, N.A. as trustee.	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on June 28, 2021
4.5	Form of Global Note for 2.700% Notes due 2031	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on June 28, 2021
4.6	Second Supplemental Indenture, dated as of October 5, 2021 by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc., and UMB Bank, N.A. as trustee	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on October 5, 2021
4.7	Form of Global Note for 2.300% Notes due 2028	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on October 5, 2021
10.1	Lease, dated November 1, 2002, by and between Sun Communities Operating Limited Partnership as Tenant and American Center LLC as Landlord	Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002, as amended
10.2	Sixth Lease Modification dated June 26, 2018 by and between Sun Communities Operating Limited Partnership as Tenant and American Center LLC as Landlord	Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K filed on February 21, 2019
10.3*	Fourth Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated January 31, 2019.	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed February 5, 2019
10.4*	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated January 9, 2020.	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed January 13, 2020
10.5*	Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated January 13, 2020.	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed January 14, 2020
10.6*	Fourth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated May 14, 2020.	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed May 18, 2020
10.7*	Sixth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated September 30, 2020.	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed October 6, 2020
10.8*	Seventh Amendment to Agreement of Limited Partnership Agreement of Sun Communities Operating Limited Partnership, dated October, 30, 2020	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed November 5, 2020
10.9*	Eighth Amendment to Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated December 31, 2020	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed January 4, 2021
10.10*	Ninth Amendment to Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated April 21, 2021	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on April 23, 2021
10.11	First Amended and Restated 2004 Non-Employee Director Option Plan#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed July 25, 2012
10.12	First Amendment to First Amended and Restated 2004 Non-Employee Director Option Plan#	Incorporate by reference to Exhibit A to Sun Communities, Inc.'s Definitive Proxy Statement filed on March 29, 2018
10.13	Sun Communities, Inc. 2015 Equity Incentive Plan#	Incorporated by reference to Sun Communities, Inc.'s Proxy Statement dated April 29, 2015 for the Annual meeting of Stockholders held July 20, 2015
10.14	Sun Communities, Inc. Non-Employee Directors Deferred Compensation Plan	Filed herewith
10.15	Form of Stock Option Agreement between Sun Communities, Inc. and certain directors, officers and other individuals#	Incorporated by reference to Sun Communities, Inc.'s Registration Statement No. 33 69340
10.16	Form of Non-Employee Director Stock Option Agreement between Sun Communities, Inc. and certain directors#	Incorporated by reference to Sun Communities, Inc.'s Registration Statement No. 33 80972
10.17	Form of Restricted Stock Award Agreement#	Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004
10.18*	Employment Agreement dated March 29, 2021 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman#	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on March 31, 2021

SUN COMMUNITIES, INC.

10.19*	Employment Agreement dated March 29, 2021 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and John B. McLaren#	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on March 31, 2021
10.20*	Employment Agreement dated March 29, 2021 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Karen J. Dearing#	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on March 31, 2021
10.21*	Employment Agreement dated July 16, 2021 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Bruce Thelen#	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on July 20, 2021
10.22*	Employment Agreement dated October 18, 2021 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Aaron Weiss#	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on October 18, 2021
10.23	Sun Communities, Inc. Executive Compensation “Clawback” Policy#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed July 15, 2014
10.24*
Credit Agreement dated September 14, 2018, and the Third Amendment thereto dated December 22, 2020, among Safe Harbor Marinas, LLC as borrower; SHM TRS, LLC and certain subsidiaries of Safe Harbor Marinas, LLC and SHM TRS, LLC from time to time as guarantors; the lenders that are party thereto; and Citizens Bank, N.A., as Administrative Agent and Collateral Agent

Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed on December 29, 2020
10.25*
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
21.1	List of Subsidiaries of Sun Communities, Inc.	Filed herewith
22.1	List issuers of guaranteed securities	Filed herewith
23.1	Consent of Grant Thornton LLP	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

SUN COMMUNITIES, INC. (Registrant)
Dated: February 22, 2022	By	/s/	Gary A. Shiffman
Gary A. Shiffman Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Capacity	Date
/s/	Gary A. Shiffman	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 22, 2022
Gary A. Shiffman
/s/	Karen J. Dearing	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 22, 2022
Karen J. Dearing
/s/	Tonya Allen	Director	February 22, 2022
Tonya Allen
/s/	Meghan G. Baivier	Director	February 22, 2022
Meghan G. Baivier
/s/	Stephanie W. Bergeron	Director	February 22, 2022
Stephanie W. Bergeron
/s/	Brian M. Hermelin	Director	February 22, 2022
Brian M. Hermelin
/s/	Ronald A. Klein	Director	February 22, 2022
Ronald A. Klein
/s/	Clunet R. Lewis	Director	February 22, 2022
Clunet R. Lewis
/s/	Arthur A. Weiss	Director	February 22, 2022
Arthur A. Weiss

SUN COMMUNITIES, INC.
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

SUN COMMUNITIES, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sun Communities, Inc.

Opinion on the financial statements
We have audited the accompanying Consolidated Balance Sheets of Sun Communities, Inc. (a Maryland corporation) and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related Consolidated Statements of Operations, Comprehensive Income, Stockholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 2021, and the related notes and schedule included under Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated February 22, 2022 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accounting for Acquisitions

The Company's strategy includes growth by acquisition. As described in footnote 1 and 3 to the consolidated financial statements, the Company evaluates acquisitions to determine whether the acquisition should be classified as either an asset acquisition or business combination. For asset acquisitions, the Company allocates the purchase price of these properties on a relative fair value basis and capitalizes direct acquisition related costs as part of the purchase price. Acquisitions that meet the definition of a business combination are recorded at fair value using a fair value model under which the assets and liabilities are generally recognized at their fair values and the difference between the consideration transferred, excluding transaction costs, and the fair values of the assets and liabilities is recognized as goodwill. The Company acquired approximately $1.42 billion of real estate during the year ended December 31, 2021. We identified the evaluation of the measurement of the fair values used in purchase price allocation of real estate as a critical audit matter.

The principal consideration for our determination that the evaluation of the measurement of the fair value used in the purchase price allocation of real estate was a critical audit matter was that it may involve a high degree of subjectivity in evaluating the reasonableness of management's estimates and the assumptions used in those estimates, related to the recognition and measurement of assets acquired and liabilities assumed.

SUN COMMUNITIES, INC.
Our audit procedures related to evaluating the fair values used in the purchase price allocation of real estate acquisition included the following, among others. We obtained an understanding and tested the design and operating effectiveness of relevant controls relating to accounting for acquisitions, such as controls over the evaluation of accounting treatment and the recognition and measurement of assets acquired, liabilities assumed, and consideration paid. For each acquisition, we obtained and evaluated the third-party purchase price allocation report, along with relevant supporting documentation such as the executed purchase agreement, in order to corroborate our understanding of the substance of the acquisition as well as assess the completeness of the assets acquired and liabilities assumed. For a selection of real estate acquisitions, we involved our real estate valuation professionals with specialized skills and knowledge who assisted in evaluating the assumptions used in the fair value measurements of the purchase price allocations. More specifically, we assessed, through the use of our internal valuation specialist, whether (1) the values assigned to the tangible assets appeared reasonable based on a cost or market approach for similar properties in each geographic area, (2) intangible assets were properly considered and identified, and (3) the significant assumptions used in valuing the assets and liabilities were reasonable and (4) if applicable, the reasonableness of the fair value of equity interests issued as consideration in the transaction. Our overall assessment of the amounts reported and disclosed in the consolidated financial statements included consideration of whether such information was consistent with evidence obtained in other areas of the audit.

Impairment of Investment Properties

As described in footnote 1, the Company reviews the carrying value of its long-lived assets, which includes its investment properties, for impairment on a quarterly basis or whenever events or changes in circumstances indicate a possible impairment. Events or circumstances that may prompt a test of recoverability may include a significant decrease in the anticipated market price, an adverse change to the extent or manner in which an asset may be used or in its physical condition or other events that may significantly change the value of the long-lived asset.

The Company reviews investment properties for potential impairment through an analysis of net operating income trends period over period. In the event that any impairment indicators are present, the Company undertakes additional analyses utilizing expected undiscounted future cash flows for identified investment properties. Forecasting of cash flows requires management to make estimates and assumptions about variables such as growth rates, forecasted net operating income, estimated holding period, and capitalization rates. In 2021, the Company's net operating income trend analysis resulted in 20 investment properties requiring undiscounted cash flow analysis. No impairments were identified as a result of the Company's review for impairment.

The principal considerations for our determination that the impairment of investment properties is a critical audit matter is that auditing management's evaluation of impairment is challenging due to the high degree of subjective auditor judgment necessary in evaluating management's identification of indicators of potential impairment and determination of undiscounted cash flows for properties where impairment indicators have been identified. The significant assumptions used in the undiscounted cash flows analysis include growth rates, forecasted net operating income, estimated holding period, and capitalization rates, which can be affected by expectations about future market or economic conditions, demand, and competition.

We performed the following procedures, among others, in connection with forming our overall opinion on the financial statements. We obtained an understanding of management's process to identify indicators of impairment. We evaluated the design and tested the operating effectiveness of the controls that address the identification of indicators of impairment, including management's review of the operations and financial performance of investment properties, and management's preparation of undiscounted cash flow analysis. We examined and evaluated the Company's net operating income trend analysis and its assessment of other events, and if undiscounted cash flow analysis was necessary, we evaluated the significant assumptions and methods used in developing that analysis. As part of our evaluation, we assessed the historical accuracy of the Company's estimates and ability to forecast property performance. We also performed sensitivity analyses of certain significant assumptions to evaluate the changes in the undiscounted cash flows of certain properties that would result from changes in the assumptions used by management. We compared the consistency of capitalization rates used in the analysis to comparable recent acquisitions completed by the Company which have been reviewed by our valuation specialists.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2003.

Philadelphia, Pennsylvania
February 22, 2022

SUN COMMUNITIES, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sun Communities, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Sun Communities, Inc. (a Maryland corporation) and subsidiaries (the "Company") as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 22, 2022 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
February 22, 2022

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of
	December 31, 2021	December 31, 2020
Assets
Land	$2,556,284	$2,119,364
Land improvements and buildings	9,958,320	8,480,597
Rental homes and improvements	591,733	637,603
Furniture, fixtures and equipment	656,367	447,039
Investment property	13,762,704	11,684,603
Accumulated depreciation	(2,337,247)	(1,968,812)
Investment property, net (including $623,482 and $453,236 for consolidated VIEs at December 31, 2021 and December 31, 2020; see Note 7)	11,425,457	9,715,791
Cash, cash equivalents and restricted cash (including $13,623 and $6,194 for consolidated VIEs at December 31, 2021 and December 31, 2020; see Note 7)	78,198	92,641
Marketable securities (see Note 14)	186,898	124,726
Inventory of manufactured homes	51,055	46,643
Notes and other receivables, net	469,594	221,650
Goodwill	495,353	428,833
Other intangible assets, net (including $13,443 and $13,900 for consolidated VIEs at December 31, 2021 and December 31, 2020; see Note 7)	306,755	305,611
Other assets, net (including $5,270 and $4,979 for consolidated VIEs at December 31, 2021 and December 31, 2020; see Note 7)	480,774	270,691
Total Assets	$13,494,084	$11,206,586
Liabilities
Secured debt (see Note 8) (including $52,546 and $47,706 for consolidated VIEs at December 31, 2021 and December 31, 2020; see Note 7)	$3,380,739	$3,489,983
Unsecured debt (see Note 8) (including $35,249 and $35,249 for consolidated VIEs at December 31, 2021 and December 31, 2020; see Note 7)	2,291,095	1,267,093
Distributions payable	98,372	86,988
Advanced reservation deposits and rent	242,778	187,730
Accrued expenses and accounts payable	237,529	148,435
Other liabilities (including $93,961 and $80,910 for consolidated VIEs at December 31, 2021 and December 31, 2020; see Note 7)	224,084	134,650
Total Liabilities	6,474,597	5,314,879
Commitments and contingencies (see Note 15)
Temporary equity (see Note 9) (including $35,391 and $32,719 for consolidated VIEs at December 31, 2021 and December 31, 2020; see Note 7)	288,882	264,379
Stockholders' Equity
Common stock, $0.01 par value. Authorized: 180,000 shares; Issued and outstanding: 115,976 December 31, 2021 and 107,626 December 31, 2020	1,160	1,076
Additional paid-in capital	8,175,676	7,087,658
Accumulated other comprehensive income	3,053	3,178
Distributions in excess of accumulated earnings	(1,555,994)	(1,566,636)
Total Sun Communities, Inc. stockholders' equity	6,623,895	5,525,276
Noncontrolling interests
Common and preferred OP units	86,766	85,968
Consolidated entities (including $19,944 and $16,084 for consolidated VIEs at December 31, 2021 and December 31, 2020; see Note 7)	19,944	16,084
Total noncontrolling interests	106,710	102,052
Total Stockholders' Equity	6,730,605	5,627,328
Total Liabilities, Temporary Equity and Stockholders' Equity	$13,494,084	$11,206,586
See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Revenues
Real property	$1,599,856	$1,130,119	$1,004,746
Home sales	280,152	175,699	181,936
Service, retail, dining and entertainment	350,238	65,180	45,371
Interest	12,232	10,119	17,857
Brokerage commissions and other, net	30,127	17,230	14,127
Total Revenues	2,272,605	1,398,347	1,264,037
Expenses
Property operating and maintenance	522,918	336,211	293,160
Real estate tax	94,815	72,606	61,880
Home costs and selling	205,770	147,075	149,111
Service, retail, dining and entertainment	285,768	57,996	43,089
General and administrative	181,210	109,616	92,777
Catastrophic event-related charges, net	2,239	885	1,737
Business combinations	1,362	23,008	—
Depreciation and amortization	522,745	376,876	328,067
Loss on extinguishment of debt (see Note 8)	8,127	5,209	16,505
Interest	158,629	129,071	133,153
Interest on mandatorily redeemable preferred OP units / equity	4,171	4,177	4,698
Total Expenses	1,987,754	1,262,730	1,124,177
Income Before Other Items	284,851	135,617	139,860
Gain on remeasurement of marketable securities (see Note 14)	33,457	6,129	34,240
Gain / (loss) on foreign currency translation	(3,743)	7,666	4,479
Gain on dispositions of properties	108,104	5,595	—
Other expense, net	(12,122)	(5,188)	(1,701)
Gain / (loss) on remeasurement of notes receivable (see Note 4)	685	(3,275)	—
Income from nonconsolidated affiliates (see Note 6)	3,992	1,740	1,374
Loss on remeasurement of investment in nonconsolidated affiliates (see Note 6)	(160)	(1,608)	—
Current tax expense (see Note 12)	(1,236)	(790)	(1,095)
Deferred tax benefit / (expense) (see Note 12)	(91)	1,565	222
Net Income	413,737	147,451	177,379
Less: Preferred return to preferred OP units / equity interests	12,095	6,935	6,058
Less: Income attributable to noncontrolling interests	21,490	8,902	9,768
Net Income Attributable to Sun Communities, Inc.	380,152	131,614	161,553
Less: Preferred stock distribution	—	—	1,288
Net Income Attributable to Sun Communities, Inc. Common Stockholders	$380,152	$131,614	$160,265

Weighted average common shares outstanding - basic	112,582	97,521	88,460
Weighted average common shares outstanding - diluted	115,144	97,522	88,915

Basic earnings per share (see Note 13)	$3.36	$1.34	$1.80
Diluted earnings per share (see Note 13)	$3.36	$1.34	$1.80

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net Income	$413,737	$147,451	$177,379
Foreign currency translation gain / (loss) adjustment	(476)	4,205	3,328
Unrealized gain on interest rate swaps	345	—	—
Total Comprehensive Income	413,606	151,656	180,707
Less: Comprehensive income attributable to noncontrolling interests	(21,484)	(8,598)	(9,923)
Comprehensive Income attributable to Sun Communities, Inc.	$392,122	$143,058	$170,784

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Operating Activities
Net income	$413,737	$147,451	$177,379
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of assets	(49,322)	(15,156)	(11,085)
Gain on disposition of properties	(108,104)	(5,595)	—
(Gain) / loss on foreign currency translation	3,743	(7,666)	(4,479)
Gain on remeasurement of marketable securities (see Note 14)	(33,457)	(6,129)	(34,240)
Loss on remeasurement of contingent liabilities	11,031	2,962	1,503
Share-based compensation	27,988	23,045	17,482
Depreciation and amortization	511,738	371,878	313,966
Deferred tax (benefit) / expense (see Note 12)	91	(1,565)	(222)
Amortization of below market leases	(7,844)	(7,347)	(7,442)
Amortization of debt premium	(844)	(1,467)	(4,962)
Amortization of deferred financing costs	4,924	3,090	2,988
Amortization of ground lease intangibles	752	752	752
Loss on extinguishment of debt (see Note 8)	8,127	5,209	16,505
(Gain) / loss on remeasurement of notes receivable (see Note 4)	(685)	3,275	—
Loss on remeasurement of investment in nonconsolidated affiliates (see Note 6)	160	1,608	—
Income from nonconsolidated affiliates (see Note 6)	(3,992)	(1,740)	(1,374)
Distributions of income from nonconsolidated affiliates	6,246	4,088	3,049
Change in notes receivable from financed sales of inventory homes, net of repayments	(1,217)	(176)	2,988
Change in inventory, other assets and other receivables, net	(75,950)	5,200	(44,322)
Change in other liabilities	46,450	21,578	48,248
Net Cash Provided By Operating Activities	753,572	543,295	476,734
Investing Activities
Investment in properties	(672,571)	(538,523)	(569,261)
Acquisitions of properties, net of cash acquired	(1,648,690)	(1,946,015)	(472,681)
Proceeds from disposition of assets and depreciated homes, net	113,762	55,395	61,337
Proceeds from disposition of properties	162,077	12,612	—
Issuance of notes and other receivables	(242,609)	(45,650)	(18,122)
Repayments of notes and other receivables	5,325	12,173	4,542
Investments in marketable securities	(35,524)	(11,757)	(8,995)
Investments in nonconsolidated affiliates	(36,889)	(35,484)	(51,747)
Distributions of capital from nonconsolidated affiliates	16,870	10,732	44,470
Net Cash Used For Investing Activities	(2,338,249)	(2,486,517)	(1,010,457)
Financing Activities
Issuance of common stock, OP units and preferred OP units, net	1,057,481	1,850,611	440,782
Contributions from noncontrolling interest	2,529	—	—
Redemption of Series G preferred OP units	—	(2,000)	—
Redemption of Series B-3 preferred OP units	—	—	(2,675)
Borrowings on lines of credit	3,762,059	1,585,904	3,881,543
Payments on lines of credit	(3,960,940)	(1,361,538)	(3,883,950)
Proceeds from issuance of debt	1,202,539	491,784	923,721
Payments on debt	(76,760)	(230,330)	(552,868)
Fees paid in connection with extinguishment of debt	(195)	(6,226)	(18,838)
Proceeds received from return of prepaid deferred financing costs	—	—	1,618
Distributions	(390,814)	(313,137)	(276,697)
Payments for deferred financing costs	(15,678)	(14,224)	(6,756)
Payment of contingent liability	(9,830)	—	—
Net Cash Provided By Financing Activities	1,570,391	2,000,844	505,880
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(157)	189	411
Net change in cash, cash equivalents and restricted cash	(14,443)	57,811	(27,432)
Cash, cash equivalents and restricted cash, beginning of period	92,641	34,830	62,262
Cash, Cash Equivalents and Restricted Cash, End of Period	$78,198	$92,641	$34,830

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Supplemental Information
Cash paid for interest (net of capitalized interest of $4,521, $9,424 and $7,943, respectively)	$147,003	$135,986	$134,990
Cash paid for interest on mandatorily redeemable debt	$4,171	$4,177	$4,698
Cash paid for income taxes	$1,270	$1,115	$948
Noncash investing and financing activities
Reduction in secured borrowing balance	$—	$—	$107,731
Change in distributions declared and outstanding	$11,198	$15,280	$8,452
Conversion of common and preferred OP units	$2,918	$1,022	$11,310
Asset held for sale	$705	$32,145	$—
Conversion of Series A-4 preferred stock	$—	$—	$31,739
Release of note receivable and accrued interest	$7,270	$—	$—
Noncash investing and financing activities at the date of acquisition
Acquisitions - Common stock and OP units issued	$3,643	$37,565	$313,392
Acquisitions - Debt	$—	$837,800	$61,900
Acquisitions - Series D preferred interest	$—	$—	$51,930
Acquisitions - Series E preferred interest	$—	$9,000	$—
Acquisitions - Series F preferred interest	$—	$9,000	$—
Acquisitions - Series G preferred interest	$—	$27,261	$—
Acquisitions - Series H preferred interest	$—	$58,113	$—
Acquisitions - Series I preferred interest	$—	$94,540	$—
Acquisitions - Series J preferred interest	$24,000	$—	$—
Acquisitions - Holdback	$9,386	$—	$—
Acquisitions - Escrow	$—	$—	$392
Acquisitions - Deferred liability	$4,317	$9,000	$—

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

		Stockholders' Equity
	Temporary Equity	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interests	Total Stockholders' Equity	Total Equity
Balance at December 31, 2018	$63,592	$864	$4,398,949	$(1,288,486)	$(4,504)	$60,499	$3,167,322	$3,230,914
Issuance of common stock and common OP units, net	—	58	754,116	—	—	—	754,174	754,174
Conversion of OP units	(9,652)	5	11,305	—	—	(1,658)	9,652	—
Conversion of series A-4 preferred stock	(31,739)	5	31,734	—	—	—	31,739	—
Other redeemable non-controlling interests	4,451	—	—	(553)	—	—	(553)	3,898
Share-based compensation - amortization and forfeitures	—	—	17,160	322	—	—	17,482	17,482
Issuance of Series D OP Units	51,930	—	—	—	—	—	—	51,930
Foreign currency translation	—	—	—	—	3,173	155	3,328	3,328
Net income	1,599	—	—	167,611	—	8,169	175,780	177,379
Distributions	(2,177)	—	—	(272,035)	—	(10,937)	(282,972)	(285,149)
Balance at December 31, 2019	$78,004	$932	$5,213,264	$(1,393,141)	$(1,331)	$56,228	$3,875,952	$3,953,956
Issuance of common stock and common OP units, net	—	143	1,850,468	—	—	37,565	1,888,176	1,888,176
Conversion of OP units	—	1	1,021	—	—	(1,022)	—	—
Other redeemable non-controlling interests	1,485	—	—	(272)	—	—	(272)	1,213
Share-based compensation - amortization and forfeitures	—	—	22,729	316	—	—	23,045	23,045
Issuance of Series E preferred OP units	—	—	181	—	—	8,819	9,000	9,000
Issuance of Series F preferred OP units	8,966	—	—	—	—	—	—	8,966
Issuance of Series G preferred OP units	27,261	—	—	—	—	—	—	27,261
Redemption of Series G OP Units	(2,000)	—	—	—	—	—	—	(2,000)
Issuance of Series H preferred OP units	58,113	—	(5)	—	—	4,250	4,245	62,358
Issuance of Series I preferred OP units	94,540	—	—	—	—	—	—	94,540
Foreign currency translation	—	—	—	—	4,509	(304)	4,205	4,205
Remeasurement of notes receivable and equity method investment	—	—	—	1,953	—	—	1,953	1,953
Net income	519	—	—	138,550	—	8,382	146,932	147,451
Distributions	(2,509)	—	—	(314,042)	—	(11,866)	(325,908)	(328,417)
Balance at December 31, 2020	$264,379	$1,076	$7,087,658	$(1,566,636)	$3,178	$102,052	$5,627,328	$5,891,707
Issuance of common stock and common OP units, net	—	83	1,057,398	—	—	3,643	1,061,124	1,061,124
Conversion of OP units	—	1	2,917	—	—	(2,918)	—	—
Equity interest in consolidated entities	2,670	—	—	—	—	409	409	3,079
Other redeemable non-controlling interests	215	—	—	(215)	—	—	(215)	—
Share-based compensation - amortization and forfeitures	—	—	27,708	280	—	—	27,988	27,988
Issuance of Series J preferred OP units	24,000	—	—	—	—	—	—	24,000
Other comprehensive loss	—	—	—	—	(125)	(6)	(131)	(131)
Net income	5,454	—	—	392,247	—	16,036	408,283	413,737
Distributions	(7,990)	—	—	(381,516)	—	(12,506)	(394,022)	(402,012)
OP Units accretion	154	—	(5)	(154)	—	—	(159)	(5)
Balance at December 31, 2021	$288,882	$1,160	$8,175,676	$(1,555,994)	$3,053	$106,710	$6,730,605	$7,019,487
See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Business

Sun Communities, Inc., a Maryland corporation, and all wholly-owned or majority-owned and controlled subsidiaries, including Sun Communities Operating Limited Partnership, a Michigan limited partnership (the "Operating Partnership"), Sun Home Services, Inc., a Michigan corporation ("SHS") and Safe Harbor Marinas, LLC ("Safe Harbor") are referred to herein as the "Company," "us," "we," and "our."

We are a fully integrated real estate investment trust ("REIT"). As of December 31, 2021, we owned and operated or held an interest in a portfolio of 602 MH communities, RV resorts, and marinas (collectively, the "properties") located in 39 states throughout the United States and in Ontario, Canada and Puerto Rico including 284 MH communities, 160 RV resorts, 33 properties containing both MH and RV sites, and 125 marinas. As of December 31, 2021, the properties contained an aggregate of 204,163 developed sites comprised of 98,621 developed MH sites, 30,540 annual RV sites (inclusive of both annual and seasonal usage rights), 29,847 transient RV sites, and 45,155 wet slips and dry storage spaces.

Principles of Consolidation

We consolidate our majority-owned subsidiaries in which we have the ability to control the operations of our subsidiaries and all variable interest entities with respect to which we are the primary beneficiary. We also consolidate entities in which we have a direct or indirect controlling or voting interest. All significant intercompany transactions have been eliminated. Any subsidiaries in which we have an ownership percentage equal to or greater than 50 percent, but less than 100 percent, or considered a VIE, represent subsidiaries with a non-controlling interest. The non-controlling interests in our subsidiaries are allocated their proportionate share of the subsidiaries' financial results.

Certain prior period amounts have been reclassified on our Consolidated Financial Statements to conform with current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions related to the reported amounts included in our Consolidated Financial Statements and accompanying footnotes thereto. Actual results could differ from those estimates.

Segment Information

FASB Accounting Standards Codification ("ASC") Topic 280, "Segment Reporting," establishes standards for the way business enterprises report information about operating segments in its financial statements. In accordance with ASC 280, effective January 1, 2021, we changed our organizational structure from a two-segment to a three-segment structure as a result of the acquisition of Safe Harbor and its internal organization. The new structure reflects how the chief operating decision maker manages the business, makes operating decisions, allocates resources and evaluates operating performance. All prior period amounts are recast to conform to the way we internally manage our business and monitor segment performance. Certain reclassifications have been made to the prior period financial statements and related notes in order to conform to the current period presentation. The most significant changes were the combining of rental home revenue with real property revenue, the combining of rental home operating and maintenance expenses with property operating expenses, and the combining of home selling expenses with cost of home sales. Vacation rental home rent has been reclassified from ancillary income into real property. In addition, ancillary revenues and expenses have been renamed service, retail, dining & entertainment. There was no impact to prior period net income, stockholders equity or cash flows for any of the reclassifications. Our three reportable segments are: (i) Manufactured home ("MH") communities, (ii) Recreational vehicle ("RV") resorts and (iii) Marina.

The MH segment owns, operates, develops, or has an interest in, a portfolio of MH communities and is in the business of acquiring, operating and developing ground up MH communities to provide affordable housing solutions to residents. The MH segment also provides manufactured home sales and leasing services to tenants and prospective tenants of our communities.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The RV segment owns, operates, develops, or has an interest in, a portfolio of RV resorts and is in the business of acquiring, operating and developing ground up RV resorts throughout the U.S. and in Ontario, Canada. It also provides leasing services for vacation rentals within the RV resorts.

The Marina segment owns, operates, and develops marinas, and is in the business of acquiring, and operating marinas throughout the U.S. with the majority of such marinas concentrated in coastal regions, others located in various inland regions, and Puerto Rico.

We evaluate segment operating performance based on NOI. Refer to Note 11, "Segment Reporting," for additional information.

Investment Property

Investment property is recorded at cost, less accumulated depreciation.

Impairment of long-lived assets - we review the carrying value of long-lived assets to be held and used for impairment quarterly or whenever events or changes in circumstances indicate a possible impairment. Future events could occur which would cause us to conclude that impairment indicators exist, and significant adverse changes in national, regional, or local market conditions or trends may cause us to change the estimates and assumptions used in our impairment analysis. The results of an impairment analysis could be material to our financial statements. Our primary indicator for potential impairment is based on NOI trends period over period. Circumstances that may prompt a test of recoverability may include a significant decrease in the anticipated market price, an adverse change to the extent or manner in which an asset may be used or in its physical condition or other events that may significantly change the value of the long-lived asset. An impairment loss is recognized when a long-lived asset's carrying value is not recoverable and exceeds estimated fair value.

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

Real estate held for sale - we periodically classify real estate as "held for sale." An asset is classified as held for sale after an active program to sell an asset has commenced and when the sale is probable. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Within Other Assets, net on the Consolidated Balance Sheets are $0.7 million of real estate held for sale at one property and $32.1 million of real estate held for sale which is the carrying value of four properties respectively, as of December 31, 2021 and 2020.

Acquisitions - we evaluate acquisitions pursuant to ASC 805 "Business Combinations" to determine whether the acquisition should be classified as either an asset acquisition or a business combination.

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

Acquisitions that meet the definition of a business combination are recorded at fair value using a fair value model under which the assets and liabilities are generally recognized at their fair values and the difference between the consideration transferred, excluding transaction costs, and the fair values of the assets and liabilities is recognized as goodwill. For acquisitions that meet the definition of a business combination, we allocate the purchase price of those properties on a fair value basis and expense the acquisitions related transaction costs as incurred. Transaction costs are presented as Business combination in our Consolidated Statements of Operations.

For asset acquisitions and business combinations, we allocate the purchase price to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase price, we utilize an independent third-party to value the net tangible and identified intangible assets in connection with the acquisition of the respective property. We provide historical and pro forma financial information obtained about each property, as well as any other information needed in order for the third-party to ascertain the fair value of the tangible and intangible assets acquired.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Costs incurred to obtain new debt financing (i.e. deferred financing costs) are capitalized and amortized over the terms of the underlying loan agreement using the effective interest method for senior unsecured notes and the straight-line method (which approximates the effective interest method) for other financing. Deferred financing costs include fees and costs incurred to obtain long-term financing. Unamortized deferred financing costs are written off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing costs and any related discounts or premiums are accounted for in accordance with ASC 470-50-40, "Modifications and Extinguishments." At December 31, 2021 and 2020, $6.4 million and $11.7 million of lines of credit deferred financing costs, respectively, were presented as a component of Other assets, net on the Consolidated Balance Sheets. At December 31, 2021 and 2020, $13.0 million and $13.9 million of mortgage loans payable, deferred financing costs and discounts and premiums, respectively, were netted and presented as a component of Secured debt on the Consolidated Balance Sheets.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less from the date of purchase to be cash and cash equivalents. At December 31, 2021 and 2020, $65.8 million and $77.3 million of cash and cash equivalents, respectively, was included as a component of Cash, cash equivalents and restricted cash on the Consolidated Balance Sheets. The maximum amount of credit risk arising from cash deposits in excess of federally insured amounts was approximately $58.9 million and $74.5 million as of December 31, 2021 and 2020, respectively.

Restricted Cash

Restricted cash consists primarily of utility deposits and amounts held in deposit for tax, insurance and repair escrows held by lenders in accordance with certain debt agreements. At December 31, 2021 and 2020, $12.4 million and $15.3 million of restricted cash, respectively, was included as a component of Cash, cash equivalents and restricted cash on the Consolidated Balance Sheets. Changes in the restricted cash are reported in our Consolidated Statements of Cash Flows as operating, investing or financing activities based on the nature of the underlying activity. Restricted cash and restricted cash equivalents are included with cash and cash equivalents in the reconciliation of the beginning of period and the end of period cash balance on the Consolidated Statements of Cash Flows.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marketable Securities

Marketable securities are recorded at fair value with changes in fair value recorded in Gain / (loss) on remeasurement of marketable securities on the Consolidated Statement of Operations. The values of marketable securities as of December 31, 2021 and 2020 were $186.9 million and $124.7 million, respectively, and are disclosed on the Consolidated Balance Sheets.

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

Investments in Nonconsolidated Affiliates

We apply the equity method of accounting to entities in which we do not have a direct or indirect controlling interest or for variable interest entities where we are not considered the primary beneficiary but can exercise influence over the entity with respect to its operations and major decisions. Under the equity method of accounting, the cost of an investment is adjusted for our share of the equity in net income or loss from the date of acquisition, reduced by distributions received and increased by contributions made. The income or loss of each entity is allocated in accordance with the provisions of the applicable operating agreements. The allocation provisions in these agreements may differ from the ownership interests held by each investor. The cost method is applied when (a) the investment is minimal (typically less than 5.0 percent) and (b) our investment is passive. Our exposure to losses associated with nonconsolidated joint ventures is primarily limited to the carrying value of these investments. Accordingly, distributions from a joint venture in excess of our carrying value are recognized in earnings. We review the carrying value of our investments in nonconsolidated affiliates for other than temporary impairment whenever events or changes in circumstances indicate a possible impairment. Financial condition, operational performance and other economic trends are among the factors we consider when we evaluate the existence of impairment indicators. Refer to Note 6, "Investments in Nonconsolidated Affiliates," for additional information.

Notes and Other Receivables

Notes receivable - includes installment loans for manufactured homes purchased from us, notes receivable from real estate developers and operators and other receivables.

Installment notes receivable on manufactured homes - represent notes receivable for the purchase of manufactured homes primarily located in our communities, which are secured by the underlying manufactured home sold. Interest income is accrued based upon the unpaid principal balance of the loans. Past due status of our notes receivable is determined based upon the contractual terms of the note. When a note receivable becomes 60 days delinquent, we stop accruing interest on the note receivable. The interest on nonaccrual loans is accounted for on the cash basis until qualifying for return to accrual.

Notes receivable from real estate developers and operators - represent short-term construction loans provided to real estate developers and loans provided to real estate operators to finance acquisition and development costs.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Upon the adoption of ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("CECL"), we elected the fair value option for installment notes receivable on manufactured homes, and notes receivable from real estate developers and operators. Effective January 1, 2020, installment notes receivable on manufactured homes and notes receivable from real estate developers and operators are measured at fair value pursuant to FASB ASC 820, "Fair Value Measurements and Disclosures." The adoption of fair value did not result in any opening balance adjustments for notes receivable from real estate developers and operators as the carrying values of these notes generally approximate their fair market values either due to the short-term nature of the loan and / or the note being secured by underlying collateral and / or personal guarantees. Subsequent to the adoption, the fair value is evaluated quarterly, and any fair value adjustments are recorded in Loss on remeasurement of notes receivable on the Consolidated Statement of Operations. Refer to Note 14, "Fair Value of Financial Instruments," for additional information regarding the estimates and assumptions used to estimate the fair value of each financial instrument class.

Other receivables - are generally comprised of sale proceeds receivable from home sales near year end, amounts due from marina customers for storage service and lease payments, amounts due from MH and annual RV residents for rent and related charges (utility charges, fees and other pass through charges), insurance receivables and various other miscellaneous receivables. Adoption of CECL did not require incremental CECL reserves as we believe that the risk of future expected loss on those accounts is immaterial due to the short-term nature of the accounts, history of collectability, past relationships and various other mitigating factors. Accounts outstanding longer than the contractual payment terms are considered past due.

Accounts receivable from marina customers are stated at amounts due net of an allowance for doubtful accounts. Receivables related to our marina rents are reserved when we believe that collection is less than probable, which is generally 50 percent for certain receivable balances over 180 days, and 60 percent after the balance reaches 60 days past due for all other receivables.

Accounts receivable from residents are typically due within 30 days and stated at amounts due from residents net of an allowance for doubtful accounts. We evaluate the recoverability of our receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan and lease agreements. Receivables related to MH community rents are reserved when we believe that collection is less than probable, which is generally after a resident balance reaches 60 to 90 days past due.

Refer to Note 4, "Notes and Other Receivables," for additional detail on receivables.

Goodwill

We account for goodwill pursuant to ASC 350, "Intangibles—Goodwill and Other." ASC 350-20, "Goodwill and Other" allows entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit (i.e. the first step of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not greater than the carrying amount, a quantitative calculation would not be needed. Goodwill represents the excess of costs of an acquired business over the fair value of the identifiable assets acquired less identifiable liabilities assumed. Goodwill is not amortized. Goodwill is tested for impairment at the operating segment level. If the fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. We assess our goodwill for impairment on an annual basis or more frequently if events or changes in circumstances arise and impairment indicators are identified. As of December 31, 2021 and 2020, we had a balance of $495.4 million and $428.8 million of goodwill from the acquisitions accounted for as business combinations, respectively. The goodwill is attributable to the intellectual capital and going concern value of the acquired businesses.

Goodwill is deductible for income tax purposes. As such, the goodwill portion allocated to our taxable REIT subsidiary entities will reduce their taxable income. Given that REITs do not customarily report any taxable income (due to the dividends paid deduction), we do not expect any significant tax benefits arising from the goodwill allocable to the REIT.

The carrying amount of goodwill is separately disclosed on our Consolidated Balance Sheets. Refer to Note 5, "Goodwill and Other Intangible Assets," for additional information on goodwill.

We account for implementation costs in a hosting arrangement in accordance with ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)" which aligns requirements for capitalizing implementation costs in a hosting arrangement as a service contract with internally developed software, and expense capitalized costs of the hosting arrangement over the term of the arrangement.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Intangible Assets

Other intangible assets primarily comprise in-place leases (including slip in-place leases), non-competition agreements, trademarks and trade names, customer relationships and franchise agreements. Other intangible assets are reviewed for impairment on an annual basis or more frequently if indicators of impairment are identified.

Intangible assets with finite lives - we amortize identified intangible assets that are determined to have finite lives over the period the assets are expected to contribute directly or indirectly to the future cash flows of the property or business.

Trademarks and trade names - we account for trademarks and trade names pursuant to ASC 350, "Intangibles-Goodwill and Other." Some trademarks and trade names have an indefinite useful life and some have a three to five year useful life. Trademarks and trade names with finite lives are amortized over their useful life. Trademarks and trade names with indefinite-lives are not amortized. Trademarks and trade names are reviewed for impairment on an annual basis or more frequently if indicators of impairment are identified. We first review qualitative factors to determine if a quantitative impairment test is necessary. If the qualitative assessment reveals that it's "more likely than not" that the asset is impaired, a calculation of the fair value is performed and the asset is written down to its implied fair value, if it is lower than its carrying amount. As of December 31, 2021 and 2020, we recognized $119.1 million and $116.5 million of trademarks and trade names in relation to acquisitions accounted for as business combinations, respectively.

The carrying amounts of the other identified intangible assets are included in Other intangible assets, net on our Consolidated Balance Sheets. Refer to Note 5, "Goodwill and Other Intangible Assets," for additional information on other intangible assets.

Deferred Taxes

We are subject to certain state taxes that are considered to be income taxes and have certain subsidiaries that are taxed as regular corporations for U.S. (i.e., federal, state, local, etc.) and non-U.S. income tax purposes. Deferred tax assets or liabilities are recognized for temporary differences between the tax basis of assets and liabilities and their carrying amounts in the financial statements and net operating loss carryforwards in certain subsidiaries, including those domiciled in foreign jurisdictions, which may be realized in future periods if the respective subsidiary generates sufficient taxable income. Deferred tax assets and liabilities are measured using currently enacted tax rates. A valuation allowance is established if, based on the available evidence, it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. Refer to Note 12, "Income Taxes," for additional information.

Temporary Equity

Temporary equity includes preferred securities that are redeemable for cash at the option of the holder or upon the occurrence of an event that is not solely within our control based on a fixed or determinable price. These preferred securities are not mandatorily redeemable for cash nor do they contain a fixed maturity date. Temporary equity is classified between Liabilities and Stockholders' Equity on the Consolidated Balance Sheets.

Share-Based Compensation

We account for awards of restricted stock in accordance with ASC 718-10, "Compensation-Stock Compensation." ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The fair value of restricted stock awards with service vesting is equal to the fair value of our stock on the grant date. Share-based compensation cost for service vesting restricted stock awards is measured based on the closing share price of our common stock on the date of grant. We measure the fair value of awards with performance conditions based on an estimate of shares expected to vest using the closing price of our common stock as of the grant date. If it is not probable that the performance conditions will be satisfied, we do not recognize compensation expense. We estimate the fair value of share-based compensation for restricted stock with market conditions using a Monte Carlo simulation. We recognize compensation cost ratably over each tranche of shares based on the fair value estimated by the model. Refer to Note 10, "Share-Based Compensation," for additional information.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, cash equivalents and restricted cash, marketable securities, notes and accounts receivables, debt and contingent consideration liabilities. We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures, pursuant to ASC 820, "Fair Value Measurements and Disclosures."

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ASC 820, "Fair Value Measurements and Disclosures," requires disclosure regarding determination of fair value for assets and liabilities and establishes a hierarchy under which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumption. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair value hierarchy:

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

Refer to Note 14, "Fair Value of Financial Instruments," for additional information on methods and assumptions used to estimate the fair value of each financial instrument class.

Revenue Recognition

As a real estate owner and operator, the majority of our revenue is derived from site and home leases, and wet slip and dry storage space leases that are accounted for pursuant to ASC 842, "Leases." We account for revenue from contracts with customers following ASC 606, "Revenue from Contracts with Customers" except for those that are within the scope of other topics in the FASB accounting standards codification. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. A five-step transactional analysis is required to determine how and when to recognize revenue. For transactions in the scope of ASC 606, we recognize revenue when control of goods or services transfers to the customer, in the amount that we expect to receive for the transfer of goods or provision of services. Refer to Note 2, "Revenue," for additional information.

Income from real property at our MH and RV properties includes revenue from residents and guests in our communities and resorts, who lease the site on which their home or RV is located, and either own or lease their home or RV, rental home revenue, and short-term vacation home and site rentals. Revenues from residents and guests includes revenues from site leases to annual MH residents and annual RV guests, and site rentals to transient RV guests. Resident leases are generally for one-year, but may range from month-to-month to two year terms and are renewable by mutual agreement between the parties, or in some cases, as provided by statute. Revenues from site and home leases fall under the scope of ASC 842, and is accounted for as operating leases with straight-line recognition. Non-lease components of our site lease contracts, which are primarily provision of utility services, are accounted for with the site lease as a single lease under ASC 842. Rental home revenues which comprise rental agreements whereby we lease homes to residents in our communities, and short-term vacation home and site rentals are accounted for under ASC 842. Additionally, we include collections of real estate taxes from residents and guests within Income from real property.

Income from real property at our marinas includes rental income which consists primarily of wet slip leases, dry storage space leases and commercial leases. The majority of our wet slip and dry storage space leases have annual terms that are generally billed seasonally and are renewable by mutual agreement between the parties. Wet slip and dry storage space leases are paid annually, seasonally, quarterly, monthly or transient by night. Wet slip rental revenues are recognized as earned on a monthly basis during the slip rental season and dry storage space lease revenues are typically earned on a monthly basis over the course of the term of the lease. Commercial lease income is typically earned on a monthly basis. When payment is received in advance of being earned, those amounts are classified as deferred revenues. We recognize lease income on a straight-line basis when rental agreements contain material escalation clauses. Additionally, storage income is earned when services have been rendered, and is included in Income from real property. Those revenues are recognized net of taxes collected from customers and submitted to taxing authorities.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue from home sales - our taxable REIT subsidiary, SHS, sells manufactured homes to current and prospective residents in our communities. We recognize revenue for home sales pursuant to ASC 606 as manufactured homes are tangible personal property that can be located on any land parcel. Manufactured homes are not permanent fixtures or improvements to the underlying real estate and we therefore do not consider them to be subject to the guidance in ASC 360-20, "Real Estate Sales." In accordance with the core principle of ASC 606, we recognize revenue from home sales at the time of closing when control of the home transfers to the customer. After closing of the sale transaction, we have no remaining performance obligation. As of December 31, 2021 and 2020, we had $33.5 million and $23.6 million, respectively, of receivables from contracts with customers, which consists of home sales proceeds, and are presented as a component of Notes and other receivables, net on our Consolidated Balance Sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes. We report real estate taxes collected from residents and remitted to taxing authorities in revenue.

Service, retail, dining and entertainment revenue - is primarily composed of proceeds from restaurant, golf, merchandise, retail, fuel, service and other activities at our RV resorts and marinas, and is included in the scope of ASC 606. Revenues are recognized at the point of sale when control of the good or service transfers to the customer and our performance obligation has been satisfied. In addition, Marina rental income, which includes boat rentals is earned when the customer takes control of the good or service and is included in Service, retail, dining and entertainment revenue. Sales and other taxes that we collect concurrent with revenue-producing activities are excluded from the transaction price.

Interest income - is earned primarily on our notes receivable, which include installment notes receivables on manufactured homes purchased by us from loan originators and notes receivable from real estate developers and operators. Interest income on these receivables is accrued based on the unpaid principal balances of the underlying loans on a level yield basis over the life of the loans. Interest income is not in the scope of ASC 606. Refer to Note 4, "Notes and Other Receivables," for additional information.

Brokerage commissions and other - comprise (a) brokerage commissions at our marinas, and (b) brokerage commissions for sales of manufactured homes at our MH and RV properties, where we act as agent and arrange for a third party to transfer a manufactured home, a park model or a boat to a customer within one of our properties. Brokerage commission revenues are recognized on a net basis at closing, when the transaction is completed and our performance obligations have been fulfilled. Other revenues primarily include management fee revenue earned from managing third party owned marinas.

Advertising Costs

Advertising costs are expensed as incurred. As of December 31, 2021, 2020 and 2019, we had advertising costs of $9.9 million, $8.3 million and $6.7 million, respectively.

Depreciation and Amortization

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets, ranging from two months to 40 years depending upon the asset classification.

Asset Class	Useful Life
Land improvement and building	15 years	-	40 years
Rental homes	10 years
Furniture, fixtures and equipment	5 years	-	30 years
Computer hardware and software	3 years	-	5 years
Dock improvements	15 years	-	40 years
Site improvements	7 years	-	40 years
Leasehold improvement	Lesser of lease term or useful life of assets
In-place leases (including slip in-place leases)	2 months	-	13 years
Goodwill	Indefinite
Non-competition agreements	5 years
Trademarks and trade names	Various(1)
Customer relationships	6 years	-	15 years
Franchise agreements and other intangible assets	5.5 years	-	20 years
(1)All trademarks and trade names have an indefinite life or a three to five year useful life as of the acquisition date.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Foreign Currency

The assets and liabilities of our Australian and Canadian operations, where the functional currency is the Australian dollar and Canadian dollar, are translated into U.S. dollars using the exchange rate in effect as of the balance sheet date. Income statement amounts are translated at the average exchange rate prevailing during the period. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive income / (loss). Foreign currency exchange gains and losses arising from fluctuations in currency exchange rates on transactions and the effects of remeasurement of monetary balances denominated in currencies other than the functional currency are recorded in earnings.

For the year ended December 31, 2021, we recorded a foreign currency translation loss of $3.7 million as compared to a foreign currency translation gain of $7.7 million and $4.5 million for the years ended December 31, 2020 and 2019, respectively, on our Consolidated Statements of Operations.

Derivative Instruments and Hedging Activities

We do not enter into derivative instruments for speculative purposes. Our objective and strategy in using interest rate derivatives is to manage exposure to interest rate movements, thereby minimizing the effect of interest rate changes and the effect they could have on future cash outflows (forecasted interest payments) on a forecasted issuance of long-term debt. Treasury locks are used to accomplish this objective.

In December 2021, we entered into a treasury lock contract with a notional value of $150.0 million to hedge interest rate risk associated with the future issuance of fixed-rate long term debt. The benchmark index rate used is the on-the-run 10-year U.S. Treasury.

Upon review of ASC Topic 815, "Derivatives and Hedging," we have determined that the treasury lock is a freestanding derivative and is recorded in the Balance Sheet at fair value. The unrealized gains or losses on the treasury lock are initially recorded in Accumulated other comprehensive income, and will be reclassified in earnings within the Interest expense on the Consolidated Statements of Operations in the same period during which the hedged transaction affects earnings. We adjust our Balance Sheet on a quarterly basis to reflect the current fair market value of our derivative. As of December 31, 2021, the fair value of our derivatives was approximately $0.4 million and is included within Other assets, net on the Consolidated Balance Sheets.

Accounting for Leases

Lessee Accounting

Pursuant to ASC Topic 842, "Leases," we determine if an arrangement is a lease at inception. Our operating lease agreements are primarily for land and submerged land under non-cancelable operating leases at certain properties, executive office spaces and certain equipment leases. The ROU asset and liabilities are included within Other assets, net and Other liabilities on the Consolidated Balance Sheets.

For operating leases with a term greater than one year, we recognize the ROU assets and liabilities related to the lease payments on the Consolidated Balance Sheets. The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The ROU assets represent our right to use the underlying assets for the term of the lease and the lease liabilities represent our obligation to make lease payments arising for the agreements. The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. The ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus unamortized initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The ROU asset is periodically reduced by impairment losses. As of December 31, 2021, we have not encountered any impairment losses. Variable lease payments, except for the ones that depend on index or rate, are excluded from the calculation of the ROU assets and lease liabilities and are recognized as variable lease expense in the Consolidated Statements of Operations in the period in which they are incurred. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Many of our lessee agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. The lease liability costs are amortized over the straight-line method over the term of the lease. Operating leases with a term of less than one year are recognized as a lease expense over the term of the lease, with no asset or liability recognized on the Consolidated Balance Sheets.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Finance leases where we are the lessee are included in Other assets, net and Other liabilities on our Consolidated Balance Sheets. The lease liabilities are initially measured in the same manner as operating leases and are subsequently measured at amortized cost using the effective interest method. The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. For finance leases, the ROU asset is subsequently amortized using the straight-line method from the lease commencement date to the earlier of the end of its useful life or the end of the lease term unless the lease transfers ownership of the underlying asset to us, or we are reasonably certain to exercise an option to purchase the underlying asset. In those cases, the ROU asset is amortized over the useful life of the underlying asset. We do not recognize an amortization of finance lease ROU asset on land as land is not amortizable. ROU assets are periodically reduced by impairment losses. As of December 31, 2021, we have had no impairment losses. Refer to Note 16, "Leases," for information regarding leasing activities.

Lessor Accounting

Our income from real property at our MH and RV properties is derived from rental agreements where we are the lessor. ASC 842 limits the definition of initial direct costs to only the incremental costs of signing a lease. Internal sales employees' compensation, payroll-related fringe benefits, certain legal fees rendered prior to the execution of a lease, negotiation costs, advertising and other origination effort costs do not meet the definition of initial direct cost and therefore, are accounted for as general and administrative expense in our Consolidated Statements of Operations. ASC 842 permits the capitalization of direct commission costs.

Our MH and RV sites are typically leased to customers on an annual basis. Seasonal RV sites are generally leased to customers for a period less than one year. Transient RV sites are leased to customers on a short-term basis. In addition, customers may lease homes that are located in our MH communities. Our MH and RV leases with customers are classified as operating leases. Fixed lease income from tenants is recognized on a straight-line basis over the terms of the relevant lease agreement and is included within Income from real property and Brokerage commissions and other revenue, net on the Consolidated Statements of Operations. Variable lease income consists of rent primarily based on a percentage of revenues at the related properties and is included within Income from real property and Brokerage commissions and other revenue, net on the Consolidated Statements of Operations. When collectability is not reasonably assured, the resident is placed on non-accrual status and revenue is recognized when cash payments are received.

Our income from customers for wet slips and dry storage space leases at our marinas is accounted for pursuant to ASC 842. Wet slips and dry storage spaces are typically leased to customers on an annual basis. Seasonal wet slips and dry storage spaces are generally leased to customers for a period less than one year. Transient wet slips and dry storage spaces are leased to customers on a short-term basis. Our wet slips and dry storage space leases are classified as operating leases with lease income recognized over the term of the respective operating lease or the length of a customer's stay.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Revenue

Disaggregation of Revenue

The following table disaggregates our revenue by major source (in thousands):

	Year Ended
	December 31, 2021				December 31, 2020				December 31, 2019
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Revenues
Real property	$805,429	$499,546	$294,881	$1,599,856	$742,461	$359,465	$28,193	$1,130,119	$676,835	$327,911	N/A	$1,004,746
Home sales	247,043	33,109	—	280,152	153,988	21,711	—	175,699	167,267	14,669	N/A	181,936
Service, retail, dining and entertainment	7,249	73,819	269,170	350,238	5,838	39,949	19,393	65,180	6,255	39,116	N/A	45,371
Interest	10,019	2,171	42	12,232	8,305	1,809	5	10,119	13,957	3,900	N/A	17,857
Brokerage commissions and other, net	12,833	15,976	1,318	30,127	8,589	8,289	352	17,230	6,939	7,188	N/A	14,127
Total Revenues	$1,082,573	$624,621	$565,411	$2,272,605	$919,181	$431,223	$47,943	$1,398,347	$871,253	$392,784	N/A	$1,264,037

Our revenue consists of real property revenue at our MH, RV and Marina properties, revenue from Home sales, Service, retail, dining and entertainment revenue, Interest income, and Brokerage commissions and other revenue.

The majority of our revenue is derived from site and home leases, and wet slip and dry storage space leases that are accounted for pursuant to ASC 842, "Leases." We account for all revenue from contracts with customers following ASC 606, "Revenue from Contracts with Customers," except for those that are within the scope of other topics in the FASB ASC. For additional information, refer to Note 1, "Significant Accounting Policies," for additional information.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Real Estate Acquisitions and Dispositions

2021 Acquisitions and dispositions

For the year ended December 31, 2021, we acquired the following MH communities, RV resorts and marinas:

Community Name	Type	Sites, Wet Slips and Dry Storage Spaces	Development Sites	State / Province	Month Acquired
Sun Outdoors Association Island	RV: asset acquisition	294	—	NY	January
Blue Water Beach Resort	RV: asset acquisition	177	—	UT	February
Tranquility MHC	MH: asset acquisition	25	—	FL	February
Islamorada and Angler House(1)	Marina: asset acquisition	251	—	FL	February
Prime Martha's Vineyard(1)	Marina: asset acquisition	395	—	MA	March
Pleasant Beach Campground	RV: asset acquisition	102	—	ON, Canada	March
Sun Outdoors Cape Charles	RV: asset acquisition	669	—	VA	March
Beachwood Resort	RV: asset acquisition	672	—	WA	March
ThemeWorld RV Resort	RV: asset acquisition	148	—	FL	April
Sylvan Glen Estates	MH: asset acquisition	476	—	MI	April
Shelter Island Boatyard	Marina: asset acquisition	52	—	CA	May
Lauderdale Marine Center	Marina: asset acquisition	206	—	FL	May
Apponaug Harbor	Marina: asset acquisition	348	—	RI	June
Cabrillo Isle	Marina: business combination	476	—	CA	June
Marathon	Marina: asset acquisition	135	—	FL	June
Allen Harbor	Marina: asset acquisition	176	—	RI	July
Cisco Grove Campground & RV	RV: asset acquisition	18	407	CA	July
Four Leaf Portfolio(2)	MH: asset acquisition	2,545	340	MI / IN	July
Harborage Yacht Club	Marina: asset acquisition	300	—	FL	July
Zeman Portfolio(3)	RV: asset acquisition	686	—	IL / NJ	July
Southern Leisure RV Resort	RV: asset acquisition	496	—	FL	August
Sunroad Marina	Marina: asset acquisition	617	—	CA	August
Lazy Lakes RV Resort	RV: asset acquisition	99	—	FL	August
Puerto del Rey	Marina: asset acquisition	1,746	—	Puerto Rico	September
Stingray Point	Marina: asset acquisition	222	—	VA	September
Detroit River	Marina: asset acquisition	440	—	MI	September
Jetstream RV Resort at NASA	RV: asset acquisition	202	—	TX	September
Beaver Brook Campground	RV: asset acquisition	204	150	ME	October
Emerald Coast	Marina: business combination	311	—	FL	November
Tall Pines Harbor Campground	RV: asset acquisition	241	—	VA	November
Wells Beach Resort Campground	RV: asset acquisition	231	—	ME	November
Port Royal	Marina: asset acquisition	167	—	SC	November
Podickory Point	Marina: asset acquisition	209	—	MD	December
Sunroad Marina (restaurant)	Marina: asset acquisition	—	—	CA	December
Jellystone Park at Mammoth Cave	RV: asset acquisition	315	—	KY	December
South Bay	Marina: asset acquisition	333	—	CA	December
Wentworth by the Sea	Marina: asset acquisition	155	—	NH	December
Rocky Mountain RV Park	RV: asset acquisition	75	—	MT	December
Haas Lake RV Park Campground	RV: asset acquisition	492	—	MI	December
Pearwood RV Resort	RV: asset acquisition	144	—	TX	December
Holly Shores Camping Resort	RV: asset acquisition	310	—	NJ	December
Pheasant Ridge RV Park	RV: asset acquisition	130	—	OR	December
Coyote Ranch Resort	RV: asset acquisition	165	165	TX	December
Jellystone Park at Whispering Pines	RV: asset acquisition	131	—	TX	December

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Community Name	Type	Sites, Wet Slips and Dry Storage Spaces	Development Sites	State / Province	Month Acquired
Hospitality Creek Campground	RV: asset acquisition	230	—	NJ	December
	Total	15,816	1,062
(1) Includes two marinas.
(2) Includes nine MH communities.
(3) Includes two RV Resorts.

The following table summarizes the amounts of assets acquired net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed for the year ended December 31, 2021 (in thousands):

	At Acquisition Date					Consideration
	Investment in property	Inventory of manufactured homes, boat parts and retail related items	In-place leases, goodwill and other intangible assets(1)	Other assets / (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Temporary and permanent equity	Total consideration
Sun Outdoors Association Island	$14,965	$—	$41	$(248)	$14,758	$14,758	$—	$14,758
Blue Water Beach Resort	9,000	—	—	(151)	8,849	8,849	—	8,849
Tranquility MHC	1,250	—	—	(1)	1,249	1,249	—	1,249
Islamorada and Angler House	18,001	22	269	(317)	17,975	17,975	—	17,975
Prime Martha's Vineyard	22,258	138	127	(573)	21,950	21,950	—	21,950
Pleasant Beach Campground	1,531	—	57	1	1,589	1,589	—	1,589
Sun Outdoors Cape Charles	59,669	—	231	(2,029)	57,871	57,871	—	57,871
Beachwood Resort	14,004	—	211	(7,616)	6,599	6,599	—	6,599
ThemeWorld RV Resort	25,000	—	—	(104)	24,896	24,896	—	24,896
Sylvan Glen Estates	23,469	20	531	(269)	23,751	(249)	24,000	23,751
Shelter Island Boatyard	9,520	132	402	(85)	9,969	9,969	—	9,969
Lauderdale Marine Center	336,992	—	3,282	958	341,232	341,232	—	341,232
Apponaug Harbor	6,540	—	89	(689)	5,940	5,940	—	5,940
Marathon	19,129	19	261	(227)	19,182	19,182	—	19,182
Allen Harbor	3,946	30	35	(111)	3,900	3,900	—	3,900
Cisco Grove Campground & RV	6,609	—	—	22	6,631	6,631	—	6,631
Four Leaf Portfolio	210,723	319	3,958	(464)	214,536	214,536	—	214,536
Harborage Yacht Club	17,392	43	4,646	(504)	21,577	21,577	—	21,577
Zeman Portfolio	14,184	—	731	(545)	14,370	14,370	—	14,370
Southern Leisure RV Resort	17,476	—	274	(329)	17,421	17,421	—	17,421
Sunroad Marina(2)	47,766	—	537	64,986	113,289	113,289	—	113,289
Lazy Lakes RV Resort	11,300	—	—	(66)	11,234	11,234	—	11,234
Puerto del Rey	94,482	535	1,033	(4,149)	91,901	91,901	—	91,901
Stingray Point	2,852	—	46	(287)	2,611	2,611	—	2,611
Detroit River	8,737	—	159	(599)	8,297	8,297	—	8,297
Jetstream RV Resort at NASA	17,025	—	475	(199)	17,301	17,301	—	17,301
Beaver Brook Campground	4,411	—	89	(35)	4,465	4,465	—	4,465
Tall Pines Harbor Campground	10,500	—	—	(20)	10,480	10,480	—	10,480
Wells Beach Resort Campground	12,200	—	—	—	12,200	12,200	—	12,200
Port Royal	20,541	—	52	(314)	20,279	20,279	—	20,279

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At Acquisition Date					Consideration
	Investment in property	Inventory of manufactured homes, boat parts and retail related items	In-place leases, goodwill and other intangible assets(1)	Other assets / (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Temporary and permanent equity	Total consideration
Podickory Point(3)	3,208	—	49	(187)	3,070	3,070	—	3,070
Jellystone Park at Mammoth Cave(3)	32,500	—	—	(640)	31,860	31,860	—	31,860
South Bay(3)	13,934	—	174	(2,454)	11,654	11,654	—	11,654
Wentworth by the Sea(3)	14,101	5	157	(1,052)	13,211	13,211	—	13,211
Rocky Mountain RV Park(3)	12,500	—	—	—	12,500	12,500	—	12,500
Haas Lake RV Park Campground(3)	20,142	—	—	(44)	20,098	16,456	3,642	20,098
Pearwood RV Resort(3)	10,250	—	—	(42)	10,208	10,208	—	10,208
Holly Shores Camping Resort(3)	27,500	—	—	(481)	27,019	27,019	—	27,019
Pheasant Ridge RV Park(3)	19,000	—	—	—	19,000	19,000	—	19,000
Coyote Ranch Resort(3)	12,600	—	—	(195)	12,405	12,405	—	12,405
Jellystone Park at Whispering Pines(3)	13,750	—	—	(172)	13,578	13,578	—	13,578
Hospitality Creek Campground(3)	15,600	—	—	(603)	14,997	14,997	—	14,997
Business Combination
Cabrillo Isle	37,647	—	10,073	(703)	47,017	47,017	—	47,017
Emerald Coast(4)	8,382	2,693	42,614	(711)	52,978	52,978	—	52,978
Total	$1,302,586	$3,956	$70,603	$38,752	$1,415,897	$1,388,255	$27,642	$1,415,897
(1) Refer to Note 5, "Goodwill and Other Intangible Assets," for additional detail on goodwill and other intangible assets.
(2) The balance includes the marina acquired in August and the restaurant acquired in December of which $9.2 million was recorded in investment property and $21.0 million Other assets / liabilities.
(3) The above allocations are estimates awaiting purchase price allocation.
(4) Purchase price allocation is preliminary as of December 31, 2021, subject to revision based on the final purchase price allocation to be finalized one year from the acquisition date.

As of December 31, 2021, we have incurred $18.0 million of transaction costs which have been capitalized and allocated among the various fixed asset categories for purchases that meet the asset acquisition criteria. As of December 31, 2021, we also incurred $1.4 million of business combination expenses, which are expensed for purchases deemed to be business combinations.

The total amount of Revenues and Net income included in the Consolidated Statements of Operations for the year ended December 31, 2021 related to business combinations completed in 2021 are set forth in the following table (in thousands):

Year Ended
December 31, 2021
Total revenues	$6,423
Net income	$510

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following unaudited pro forma financial information presents the results of our operations for the years ended December 31, 2021 and 2020, as if the properties combined through business combinations in 2021 had been acquired on January 1, 2020. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees and acquisition accounting.

The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisition been consummated on January 1, 2020 (in thousands, except per-share data):

	Year Ended (unaudited)
	December 31, 2021	December 31, 2020
Total revenues	$2,329,947	$1,444,998
Net income attributable to Sun Communities, Inc. common stockholders	$390,945	$138,075
Net income per share attributable to Sun Communities, Inc. common stockholders - basic	$3.47	$1.42
Net income per share attributable to Sun Communities, Inc. common stockholders - diluted	$3.40	$1.42

Land for Expansion / Development

During the year ended December 31, 2021, we acquired 11 land parcels, which are located across the United States and the United Kingdom for the potential development of nearly 4,000 sites, for total purchase price of $172.8 million.

Other Acquisitions

On December 31, 2021, we acquired Leisure Systems, Inc. for a purchase price of $23.0 million. Leisure Systems, Inc. is the franchisor of the Jellystone Park™ system. The acquisition will be accounted for as a business combination. The purchase price is recognized within Other assets, net in the Consolidated Balance Sheets. The Purchase price allocation is preliminary, subject to revision based on the final purchase price allocation to be finalized one year from the acquisition date.

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

Refer to Note 19, "Subsequent Events," for information regarding real estate transactions we enter into after December 31, 2021.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2020 Acquisitions

For the year ended December 31, 2020, we acquired the following communities:

Property Name	Acquisition Type	Sites, Wet Slips and Dry Storage Spaces	Development Sites	State	Month Acquired
Sun Outdoors Cape Cod	RV: asset acquisition	230	—	MA	January
Jellystone Natural Bridge	RV: asset acquisition	299	—	VA	February
Forest Springs	MH: asset acquisition	372	—	CA	May
Crown Villa	RV: asset acquisition	123	—	OR	June
Flamingo Lake	RV: asset acquisition	421	—	FL	July
Woodsmoke	RV: asset acquisition	300	—	FL	September
Jellystone Lone Star	RV: asset acquisition	344	—	TX	September
El Capitan & Ocean Mesa(1)	RV: asset acquisition	266	109	CA	September
Highland Green Estates & Troy Villa(2)	MH: asset acquisition	1,162	—	MI	September
Safe Harbor Marinas(3)	Marina: business combination	37,305	—	Various	October
Safe Harbor Hideaway Bay	Marina: business combination	628	—	GA	November
Gig Harbor	RV: asset acquisition	115	—	WA	November
Maine MH Portfolio(4)	MH: asset acquisition	1,083	—	ME	November
Safe Harbor Anacapa Isle	Marina: business combination	453	—	CA	December
Annapolis	Marina: asset acquisitions	184	—	MD	December
Wickford	Marina: asset acquisitions	60	—	RI	December
Rybovich Portfolio(5)	Marina: business combination	78	—	FL	December
Rockland	Marina: asset acquisitions	173	—	ME	December
Sun Outdoors Orlando Champions Gate	MH / RV: asset acquisition	304	—	FL	December
Lakeview Mobile Estates	MH: asset acquisition	296	—	CA	December
Shenandoah Acres	RV: asset acquisition	522	—	VA	December
Jellystone at Barton Lake	RV: asset acquisition	555	—	IN	December
Kittatinny Portfolio	RV: asset acquisition	527	—	NY & PA	December
	Total	45,800	109
(1) Includes two RV resorts.
(2) Includes two communities.
(3) Includes 99 owned marinas located in 22 states.
(4) Includes six communities.
(5) Includes two marinas.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the amounts of assets acquired net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed in 2020 (in thousands):

	At Acquisition Date					Consideration
	Investment in property	Inventory of manufactured homes, boat parts and retail related items	Goodwill, In-place leases and other intangible assets(1)	Other assets / (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Debt assumed	Temporary and permanent equity	Total consideration
Sun Outdoors Cape Cod	$13,350	$—	$150	$(295)	$13,205	$4,205	$—	$9,000	$13,205
Jellystone Natural Bridge	11,364	—	80	(391)	11,053	11,053	—	—	11,053
Forest Springs	51,949	1,337	2,160	(107)	55,339	36,260	—	19,079	55,339
Crown Villa	16,792	—	—	(230)	16,562	16,562	—	—	16,562
Flamingo Lake	34,000	—	—	(155)	33,845	33,845	—	—	33,845
Woodsmoke	25,120	40	840	(461)	25,539	25,539	—	—	25,539
Jellystone Lone Star	21,000	—	—	(703)	20,297	20,297	—	—	20,297
El Capitan & Ocean Mesa (2)	69,690	—	—	(10,321)	59,369	32,108	—	27,261	59,369
Highland Green Estates & Troy Villa	60,988	1,679	2,030	(15)	64,682	64,682	—	—	64,682
Gig Harbor	15,250	—	—	(22)	15,228	15,228	—	—	15,228
Maine MH Portfolio	79,890	—	1,359	30	81,279	72,479	8,800	—	81,279
Annapolis	24,354	—	6,922	(546)	30,730	30,730	—	—	30,730
Wickford	3,468	—	42	(121)	3,389	3,389	—	—	3,389
Rockland	15,082	348	101	(368)	15,163	15,163	—	—	15,163
Sun Outdoors Orlando Champions Gate	15,221	—	279	(4)	15,496	15,496	—	—	15,496
Lakeview Mobile Estates	22,917	195	638	(72)	23,678	23,678	—	—	23,678
Shenandoah Acres	16,166	—	834	(197)	16,803	16,803	—	—	16,803
Jellystone at Barton Lake	23,462	—	538	(397)	23,603	23,603	—	—	23,603
Kittatinny Portfolio	16,220	—	30	29	16,279	16,279	—	—	16,279
Business Combination
Safe Harbor(3)	1,643,879	5,700	444,146	(52,944)	2,040,781	1,141,797	829,000	69,984	2,040,781
Hideaway Bay	26,218	23	7,242	(1,077)	32,406	32,406	—	—	32,406
Anacapa Isle	10,924	—	3,146	60	14,130	14,130	—	—	14,130
Rybovich Portfolio(4)	122,064	620	249,840	(37)	372,487	258,123	—	114,364	372,487
Total	$2,339,368	$9,942	$720,377	$(68,344)	$3,001,343	$1,923,855	$837,800	$239,688	$3,001,343
(1) Refer to Note 5, "Goodwill and Other Intangible Assets," for additional detail on goodwill and other intangible assets.
(2) We have an obligation to pay the seller $9.0 million for 60 development sites over eight years from the acquisition date. Payment is due on a per site basis as ground is broken, paid the earlier of semi-annually or $4.5 million four years from the date of acquisition and an incremental $4.5 million eight years from the date of acquisition. To the extent we are able to develop those sites, our contingent liability will increase after one year of operation contingent upon achieving a seven percent return on investment. The initial contingent consideration liability of $9.0 million was recognized at acquisition within Investment property in the Consolidated Balance Sheets, and within Acquisition deferred liabilities in the Supplemental information of the Consolidated Statement of Cash Flows.
(3) Purchase price allocation was preliminary as of December 31, 2020 and was subsequently adjusted based on the final purchase price allocation. We reclassified $26.1 million from "Other assets / (liabilities), net" to "Goodwill, In-place leases and other intangible assets." The reclassifications consist of $29.8 million to goodwill and various other asset / liability true-ups of $3.7 million during the year ended December 31, 2021. These adjustments did not have any impact on the Statements of Operations.
(4) Purchase price allocation was preliminary as of December 31, 2020 and was adjusted as of March 31, 2021 based on the final purchase price allocation.

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

4. Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	December 31, 2021	December 31, 2020
Installment notes receivable on manufactured homes, net	$79,096	$85,866
Notes receivable from real estate developers and operators	284,035	52,638
Other receivables, net	106,463	83,146
Total Notes and Other Receivables, net	$469,594	$221,650

Installment Notes Receivable on Manufactured Homes

Installment notes receivable are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC Topic 820 "Fair Value Measurements and Disclosures." The balances of installment notes receivable of $79.1 million (net of fair value adjustment of $0.6 million) and $85.9 million (net of fair value adjustment of $1.3 million) as of December 31, 2021 and 2020, respectively, are secured by manufactured homes. The notes represent financing to purchasers of manufactured homes located in our communities and require monthly principal and interest payments. The notes had a net weighted average interest rate (net of servicing costs) and maturity of 7.6 percent and 14.7 years as of December 31, 2021, and 7.8 percent and 15.2 years as of December 31, 2020, respectively. Refer to Note 14, "Fair Value of Financial Instruments," for additional detail.

The change in the aggregate balance of the installment notes receivable is as follows (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Beginning balance of gross installment notes receivable	$87,142	$96,225
Financed sale of manufactured homes	8,606	5,014
Adjustment for notes receivable related to assets held for sale	477	(477)
Principal payments and payoffs from our customers	(11,644)	(8,977)
Principal reduction from repossessed homes	(2,968)	(4,643)
Dispositions of properties	(1,919)	—
Ending balance of gross installment notes receivable	79,694	87,142

Beginning balance of allowance for losses on installment notes receivables	—	(645)
Initial fair value option adjustment	—	645
Ending balance of allowance for losses on installment notes receivables	—	—

Beginning balance of fair value adjustments on gross installment notes receivable	(1,276)	—
Initial fair value option adjustment	—	991
Adjustment for notes receivable related to assets held for sale	(7)	7
Fair value adjustment	685	(2,274)
Fair value adjustments on gross installment notes receivable	(598)	(1,276)

Ending balance of installment notes receivable, net	$79,096	$85,866

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Notes Receivable from Real Estate Developers and Operators

The change in the aggregate balance of notes receivable from real estate developers and operators is as follows (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Beginning balance	$52,638	$18,960
Additions	239,731	60,369
Payments	(13,050)	(24,598)
Other adjustments	4,716	(2,093)
Ending balance	$284,035	$52,638

Notes receivable from real estate developers and operators are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC Topic 820 "Fair Value Measurements and Disclosures." As of December 31, 2021 and 2020, the notes receivable balances are primarily comprised of a loan provided to a real estate operator to finance its acquisition and development costs, and construction loans provided to real estate developers in 2021 and 2020. The notes receivable from real estate developers and operators have a net weighted average interest rate and maturity of 7.2 percent and 0.9 years as of December 31, 2021, and 6.2 percent and 1.8 years as of December 31, 2020, respectively. As of December 31, 2021, real estate developers and operators collectively have $40.9 million of undrawn funds on their loans. There were no adjustments to the fair value of notes receivable from real estate developers and operators for the years ended December 31, 2021 and 2020. Refer to Note 14, "Fair Value of Financial Instruments," for additional detail.

Other Receivables, net

Other receivables, net were comprised of amounts due from (in thousands):

	December 31, 2021	December 31, 2020
Home sale proceeds	$33,458	$23,643
Marina customers for storage service and lease payments, net(1)	29,318	19,197
MH and annual RV residents for rent, utility charges, fees and other pass through charges, net(2)	9,952	7,106
Insurance receivables	9,021	13,597
Other receivables(3)	24,714	19,603
Total Other Receivables, net	$106,463	$83,146
(1)Net of allowance of $1.5 million and $1.4 million as of December 31, 2021 and 2020, respectively.
(2)Net of allowance of $5.5 million and $7.2 million as of December 31, 2021 and 2020, respectively.
(3)Includes receivable from Rezplot Systems LLC, a nonconsolidated affiliate in which we have a 49.2 percent ownership interest. In June 2020, we made a convertible secured loan to Rezplot Systems LLC. The note allows for a principal amount of up to $10.0 million to be drawn down over a period of three years, bears an interest rate of 3.0 percent and is secured by all the assets of Rezplot Systems LLC. The outstanding balances were $10.2 million and $2.0 million as of December 31, 2021 and 2020, respectively. Refer to Note 6, "Investments in Nonconsolidated Affiliates," for additional information on Rezplot Systems LLC.

5. Goodwill and Other Intangible Assets

Our intangible assets include goodwill, in-place leases, non-competition agreements, trademarks and trade names, customer relationships, franchise agreements and other intangible assets. These intangible assets are recorded in Goodwill and Other intangible assets, net on the Consolidated Balance Sheets.

Goodwill

The change in the carrying amount of goodwill is as follows (in thousands):

	December 31, 2019	Acquisitions	Other(1)	December 31, 2020	Acquisitions	Other(1)	December 31, 2021
Goodwill	$—	$428,128	$705	$428,833	$36,738	$29,782	$495,353
(1) The measurement periods for the valuation of assets acquired and liabilities assumed end as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available but do not exceed 12 months. Adjustments in purchase price allocations may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined. These purchase accounting adjustments are presented under Other in the table above.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The entire goodwill balance was allocated to the Marina segment as of December 31, 2021 and 2020.

Goodwill impairment - we performed qualitative and quantitative assessments in accordance with ASC 350-20, "Goodwill and Other." We determined that the fair value of the Marina reporting unit exceeded its carrying value as of December 31, 2021. As a result, there was no impairment of goodwill during the year ended December 31, 2021. We did not record any impairment of goodwill during the year ended December 31, 2020.

Other intangible assets, net

The gross carrying amounts and accumulated amortization of our intangible assets are as follows (in thousands):

		December 31, 2021		December 31, 2020
Other Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	2 months - 13 years	$162,611	$(120,787)	$145,531	$(92,327)
Non-competition agreements	5 years	10,000	(2,000)	10,000	—
Trademarks and trade names	3 - 5 years	5,800	(888)	2,500	—
Customer relationships	6 - 15 years	122,378	(12,310)	108,000	(2,371)
Franchise agreements and other intangible assets	5.5 - 20 years	31,054	(5,770)	23,355	(3,578)
Total finite-lived assets		$331,843	$(141,755)	$289,386	$(98,276)
Indefinite-lived assets - Trademarks and trade names	N/A	114,190	—	114,000	—
Indefinite-lived assets - Other	N/A	2,477	—	501	—
Total indefinite-lived assets		$116,667	$—	$114,501	$—
Total		$448,510	$(141,755)	$403,887	$(98,276)

Amortization expenses related to our Other intangible assets are as follows (in thousands):

	Year Ended
Intangible Asset Amortization Expense	December 31, 2021	December 31, 2020	December 31, 2019
In-place leases	$28,502	$18,186	$14,912
Non-competition agreements	2,000	—	—
Trademarks and trade names	888	—	—
Customer relationships	9,939	2,371	—
Franchise agreements and other intangible assets	2,167	822	818
Total	$43,496	$21,379	$15,730

We anticipate amortization expense for Other intangible assets to be as follows for the next five years (in thousands):

	2022	2023	2024	2025	2026
In-place leases	$14,460	$9,535	$6,663	$5,815	$3,093
Non-competition agreements	2,000	2,000	2,000	2,000	—
Trademarks and trade names	1,493	1,493	660	660	605
Customer relationships	13,238	13,238	13,238	13,238	13,238
Franchise agreements and other intangible assets	2,513	2,484	2,420	2,397	2,159
Total	$33,704	$28,750	$24,981	$24,110	$19,095

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Investments in Nonconsolidated Affiliates

Investments in joint ventures that are not consolidated, nor recorded at cost, are accounted for using the equity method of accounting as prescribed in FASB ASC Topic 323, "Investments - Equity Method and Joint Ventures." Investments in nonconsolidated affiliates are recorded within Other assets, net on the Consolidated Balance Sheets. Equity income and loss are recorded in the Income / (loss) from nonconsolidated affiliates line item on the Consolidated Statements of Operations.

RezPlot Systems LLC ("Rezplot")
At December 31, 2021 and December 31, 2020, we had a 49.2 percent and 50 percent ownership interest, respectively, in RezPlot, a RV reservation software technology company, which interest we acquired in January 2019.

Sungenia joint venture ("Sungenia JV")
At December 31, 2021 and December 31, 2020, we had a 50 percent ownership interest in Sungenia JV, a joint venture formed between us and Ingenia Communities Group in November 2018, to establish and grow a manufactured housing community development program in Australia.

GTSC LLC ("GTSC")
At December 31, 2021 and December 31, 2020, we had a 40 percent ownership interest in GTSC, which engages in acquiring, holding and selling loans secured, directly or indirectly, by manufactured homes located in our communities.

Origen Financial Services, LLC ("OFS")
At December 31, 2021 and December 31, 2020, we had a 22.9 percent ownership interest in OFS, an end-to-end online resident screening and document management suite.

SV Lift, LLC ("SV Lift")
At December 31, 2021 and December 31, 2020, we had a 50 percent ownership interest in SV Lift, which owns, operates and leases an aircraft.

The investment balance in each nonconsolidated affiliate is as follows (in thousands):

	Year Ended
Investment	December 31, 2021	December 31, 2020
Investment in RezPlot	$115	$3,047
Investment in Sungenia JV	36,221	26,890
Investment in GTSC	35,719	25,495
Investment in OFS	239	152
Investment in SV Lift	2,840	3,490
Total	$75,134	$59,074
The income / (loss) from each nonconsolidated affiliate is as follows (in thousands):

	Year Ended
Equity income	December 31, 2021	December 31, 2020	December 31, 2019
RezPlot equity loss	$(2,932)	$(1,887)	$(1,344)
Sungenia JV equity income / (loss)	1,832	338	(290)
GTSC equity income	6,153	3,944	2,803
OFS equity income	180	148	205
SV Lift equity loss	(1,241)	(803)	—
Total equity income	$3,992	$1,740	$1,374

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The change in the GTSC investment balance is as follows (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Beginning balance	$25,495	$18,488
Initial fair value option adjustment	—	317
Contributions	27,254	19,030
Distributions	(23,023)	(14,676)
Equity earnings	6,153	3,944
Fair value adjustment	(160)	(1,608)
Ending Balance	$35,719	$25,495

The change in the Sungenia JV investment balance is as follows (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Beginning balance	$26,890	$11,995
Cumulative translation adjustment	(1,545)	2,180
Contributions	9,044	12,377
Equity earnings	1,832	338
Ending Balance	$36,221	$26,890

7. Consolidated Variable Interest Entities

The Operating Partnership

We consolidate the Operating Partnership under the guidance set forth in ASC 810 "Consolidation." We evaluated whether the Operating Partnership met the criteria for classification as a variable interest entity ("VIE") or, alternatively, as a voting interest entity and concluded that the Operating Partnership met the criteria of a VIE. Our significant asset is our investment in the Operating Partnership, and consequently, substantially all of our assets and liabilities represent those assets and liabilities of the Operating Partnership. We are the sole general partner and generally have the power to manage and have complete control over the Operating Partnership and the obligation to absorb its losses or the right to receive its benefits.

Sun NG RV Resorts LLC ("Sun NG Resorts"); Rudgate Village SPE, LLC, Rudgate Clinton SPE, LLC, and Rudgate Clinton Estates SPE, LLC (collectively, "Rudgate"); Sun NG Whitewater RV Resorts LLC; FPG Sun Menifee 80 LLC, SHM South Fork JV, LLC; Sun Solar Energy Project LLC (the "Sun Solar JV"), Sun Solar Energy Project CA II (the "Sun Solar II"), FPG Sun Moreno Valley 66 LLC.

We consolidate Sun NG Resorts, Rudgate, Sun NG Whitewater RV Resorts LLC, FPG Sun Menifee 80 LLC, SHM South Fork JV, LLC, Sun Solar JV, Sun Solar II and FPG Sun Moreno Valley 66 LLC under the guidance set forth in ASC Topic 810 "Consolidation." We concluded that each entity is a VIE where we are the primary beneficiary, as we have the power to direct the significant activities of, and absorb the significant losses and receive the significant benefits from each entity. Refer to Note 8, "Debt and Line of Credit," for additional information on Sun NG Resorts and Note 9, "Equity and Temporary Equity," for additional information on Sun NG Resorts, Sun NG Whitewater RV Resorts LLC, FPG Sun Menifee 80 LLC, SHM South Fork JV, LLC, Sun Solar JV, Sun Solar II and FPG Sun Moreno Valley 66 LLC.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the assets and liabilities of Sun NG Resorts, Rudgate, Sun NG Whitewater RV Resorts LLC, FPG Sun Menifee 80 LLC, SHM South Fork JV, LLC, Sun Solar JV, Sun Solar II and FPG Sun Moreno Valley 66 LLC included in our Consolidated Balance Sheets after eliminations (in thousands):

	December 31, 2021	December 31, 2020
Assets
Investment property, net	$623,482	$453,236
Cash, cash equivalents and restricted cash	13,623	6,194
Other intangible assets, net	13,443	13,900
Other assets, net	5,270	4,979
Total Assets	$655,818	$478,309

Liabilities and Other Equity
Secured debt	$52,546	$47,706
Unsecured debt	35,249	35,249
Other liabilities	93,961	80,910
Total Liabilities	181,756	163,865
Temporary equity	35,391	32,719
Noncontrolling interests	19,944	16,084
Total Liabilities and Other Equity	$237,091	$212,668

Total assets related to the consolidated VIEs, with the exception of the Operating Partnership, comprised approximately 4.9 percent and 4.3 percent of our consolidated total assets at December 31, 2021 and 2020, respectively. Total liabilities comprised approximately 2.8 percent and 3.1 percent of our consolidated total liabilities at December 31, 2021 and 2020, respectively. Equity Interests and Noncontrolling interests related to the consolidated VIEs, on an absolute basis, comprised less than 1.0 percent of our consolidated total equity at December 31, 2021 and 2020, respectively.

8. Debt and Line of Credit

The following table sets forth certain information regarding debt including premiums, discounts and deferred financing costs (in thousands except statistical information):

	Carrying Amount		Weighted Average Years to Maturity		Weighted Average Interest Rates
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Secured Debt	$3,380,739	$3,489,983	10.6	11.4	3.779%	3.751%
Unsecured Debt
Senior unsecured notes	1,186,350	—	8.5	N/A	2.55%	N/A
Line of credit and other debt	1,034,833	1,197,181	3.5	3.7	0.978%	2.107%
Preferred equity - Sun NG Resorts - mandatorily redeemable	35,249	35,249	2.8	3.8	6.0%	6.0%
Preferred OP units - mandatorily redeemable	34,663	34,663	4.1	5.1	5.932%	5.932%
Total Unsecured Debt	2,291,095	1,267,093
Total Debt	$5,671,834	$4,757,076	8.8	9.4	3.038%	3.37%

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Secured Debt

Secured debt consists primarily of mortgage term loans.

During the years ended December 31, 2021 and 2020, we paid off the following mortgage term loans (in thousands except statistical information):

Period	Repayment Amount		Fixed Interest Rate		Maturity Date	(Gain) / Loss on Extinguishment of Debt
Three months ended December 31, 2021	$11,607	(1)	4.3%		February 1, 2022	$19
Three months ended June 30, 2020	$52,710	(2)	5.98%	(4)	March 1, 2021 July 11, 2021 December 1, 2021	$1,930
Three months ended March 31, 2020	$99,607		5.837%		March 1, 2021	$3,403
	$19,922	(3)	5.83%	(4)	July 1, 2020	$(124)
(1)Includes two mortgage term loans due to mature on February 1, 2022.
(2)Includes four mortgage term loans, two due to mature on March 1, 2021, one due to mature on July 11, 2021 and the other due to mature on December 1, 2021.
(3)Includes four mortgage term loans due to mature on July 1, 2020.
(4)The interest rate represents the weighted average interest rate on mortgage term loans.

During the year ended December 31, 2021, we did not enter into any new mortgage term loans. During the year ended December 31, 2020, we entered into the following mortgage term loans (in thousands except statistical information):

Period	Loan Amount		Term (in years)	Interest Rate		Maturity Date
Three months ended December 31, 2020	$268,800	(1)	12	2.662%	(2)	May 1, 2030 November 1, 2032
Three months ended March 31, 2020	$230,000		15	2.995%		April 1, 2035
(1)Includes three mortgage term loans, one for $8.8 million due to mature on May 1, 2030 and two for $39.5 million and $220.5 million, due to mature on November 1, 2032.
(2)The interest rate represents the weighted average interest rate on mortgage term loans.

The mortgage term loans totaling $3.4 billion as of December 31, 2021, are secured by 190 properties comprised of 75,319 sites representing approximately $3.1 billion of net book value.

Unsecured Debt

Senior Unsecured Notes

On October 5, 2021, we issued $450.0 million of senior unsecured notes with an interest rate of 2.3 percent and a seven-year term, due November 1, 2028 (the "2028 Notes"). Interest on the 2028 Notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2022. In addition, on October 5, 2021, we issued $150 million of senior unsecured 2031 Notes (as defined below) with an interest rate of 2.7 percent and a ten-year term due July 15, 2031. The 2031 Notes are additional notes of the same series as the $600.0 million aggregate principal amount of 2.7 percent senior unsecured notes due July 15, 2031 that we issued on June 28, 2021. The net proceeds from the offering were approximately $595.5 million after deducting underwriters' discounts and estimated offering expenses. The proceeds were used to pay down borrowings under our line of credit.

On June 28, 2021, we issued $600.0 million of senior unsecured notes with an interest rate of 2.7 percent and a ten-year term, due July 15, 2031 (the "2031 Notes"). Interest on the 2031 Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2022. The net proceeds from the offering were approximately $592.4 million, after deducting underwriters' discounts and estimated offering expenses. The proceeds were used to pay down borrowings under our line of credit.

The total outstanding balance on senior unsecured notes was $1.2 billion at December 31, 2021. This balance is recorded in the Unsecured debt line item on the Consolidated Balance Sheets.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Line of Credit

On June 14, 2021, we entered into a new senior credit agreement (the "Credit Agreement") with certain lenders. The Credit Agreement combined and replaced our prior $750.0 million credit facility, which was scheduled to mature on May 21, 2023, (the "A&R Facility"), and the $1.8 billion credit facility between Safe Harbor and certain lenders, which was scheduled to mature on October 11, 2024 (the "Safe Harbor Facility"). The Safe Harbor Facility was terminated in connection with the execution of the Credit Agreement. We repaid all amounts due and outstanding under the Safe Harbor Facility on or prior to such effective date. We recognized a Loss on extinguishment of debt in our Consolidated Statement of Operations related to the termination of the A&R Facility and the Safe Harbor Facility of $0.2 million and $7.9 million, respectively.

Pursuant to the Credit Agreement, we may borrow up to $2.0 billion under a revolving loan (the "Senior Credit Facility"). The Senior Credit Facility is available to fund all of the Company's business, including its marina business conducted by Safe Harbor. The Credit Agreement also permits, subject to the satisfaction of certain conditions, additional borrowings (with the consent of the lenders) in an amount not to exceed $1.0 billion with the option to treat all, or a portion, of such additional funds as an incremental term loan.

The Senior Credit Facility has a four-year term ending June 14, 2025, and, at our option, the maturity date may be extended for two additional six-month periods, subject to the satisfaction of certain conditions. However, the maturity date with respect to $500.0 million of available borrowing under the Senior Credit Facility is October 11, 2024, which, under the terms of the Credit Agreement, may not be extended. The Senior Credit Facility bears interest at a floating rate based on the Adjusted Eurocurrency Rate or BBSY rate, plus a margin that is determined based on the Company's credit ratings calculated in accordance with the Credit Agreement, which can range from 0.725 percent to 1.4 percent. As of December 31, 2021, the margin based on our credit ratings was 0.85 percent on the Senior Credit Facility.

At the lenders' option, the Senior Credit Facility will become immediately due and payable upon an event of default under the Credit Agreement. We had $1.0 billion of borrowings on the Senior Credit Facility as of December 31, 2021, all scheduled to mature June 14, 2025. As of December 31, 2020, we had $40.4 million of borrowings on the revolving loan and no borrowings on the term loan under our A&R Facility, respectively. As of December 31, 2020, we had $652.0 million and $500.0 million of borrowings under the revolving loan and term loan under the Safe Harbor Facility, respectively. These balances are recorded in the Unsecured debt line item on the Consolidated Balance Sheets.

The Senior Credit Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under the Senior Credit Facility, but does reduce the borrowing amount available. At December 31, 2021 and 2020, we had approximately $2.2 million and $2.4 million (including none and $0.3 million associated with the Safe Harbor Facility) of outstanding letters of credit, respectively.
Unsecured Term Loan

In October 2019, we assumed a term loan facility, in the amount of $58.0 million in relation to an acquisition. The term loan has a four-year term ending October 29, 2023, and bears interest at a floating rate based on the Eurodollar rate or Prime rate plus a margin ranging from 1.20 percent to 2.05 percent. Effective July 1, 2021, the agreement was amended to release the associated collateral. The amendment extended the term loan facility maturity date to October 29, 2025 and adjusted the interest rate margin to a range from 0.8 percent to 1.6 percent. As of December 31, 2021, the margin was 0.95 percent. The outstanding balance was $31.6 million at December 31, 2021 and $45.0 million at December 31, 2020. These balances are recorded in the Unsecured debt and Secured debt line items on the Consolidated Balance Sheets, respectively.

Floor Plan

During the year ended December 31, 2021, we terminated our $12.0 million manufactured home floor plan facility and paid off the outstanding balance. The outstanding balance was $4.8 million as of December 31, 2020, and is recorded within the Unsecured debt line item on the Consolidated Balance Sheets.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Potential Bridge Loan

On November 13, 2021, we entered into a commitment letter with Citigroup Global Markets, Inc. ("Citigroup"), pursuant to which, and subject to certain terms and conditions (including the closing of the acquisition of Park Holidays), Citigroup (on behalf of its affiliates) committed to lend us up to £950.0 million, or approximately $1.3 billion converted at the December 31, 2021 exchange rate, under a new senior unsecured bridge loan (the "Bridge Loan"). If we enter into the Bridge Loan, the proceeds of the Bridge Loan will be used to finance a portion of the cash consideration payable for the acquisition of Park Holidays. As of December 31, 2021, we did not have any borrowings outstanding under the Bridge Loan.

Preferred Equity - Sun NG Resorts - mandatorily redeemable
In connection with the investment in Sun NG Resorts, $35.3 million of mandatorily redeemable Preferred Equity ("Preferred Equity - Sun NG Resorts") was purchased by unrelated third parties. The Preferred Equity - Sun NG Resorts carries a preferred rate of return of 6.0 percent per annum. The Preferred Equity - Sun NG Resorts has a seven-year term ending June 1, 2025 and $33.4 million can be redeemed in the fourth quarter of 2024 at the holders' option. The Preferred Equity - Sun NG Resorts as of December 31, 2021 was $35.2 million. These balances are recorded within the Unsecured debt line item on the Consolidated Balance Sheets. Refer to Note 7, "Consolidated Variable Interest Entities," and Note 9, "Equity and Temporary Equity," for additional information.

Preferred OP Units - mandatorily redeemable

Preferred OP units at December 31, 2021 and 2020 include $34.7 million of Aspen preferred OP units issued by the Operating Partnership. As of December 31, 2021, these units are convertible indirectly into 383,389 shares of our common stock.

In January 2020, we amended the Operating Partnership's partnership agreement. The amendment extended the automatic redemption date and reduced the annual distribution rate for 270,000 of the Aspen preferred OP units (the "Extended Units"). Subject to certain limitations, at any time prior to January 1, 2024 (or prior to January 1, 2034 with respect to the Extended Units), the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the average closing price of our common stock for the preceding ten trading days is $68.00 per share or less, 0.397 common OP units; or (b) if the ten-day average closing price is greater than $68.00 per share, the number of common OP units is determined by dividing (i) the sum of (A) $27.00 plus (B) 25.0 percent of the amount by which the ten-day average closing price exceeds $68.00 per share, by (ii) the ten-day average closing price. The current preferred distribution rate is 3.8 percent on the Extended Units and 6.5 percent on all other Aspen preferred OP units. On January 2, 2024 (or January 2, 2034 with respect to the Extended Units), we are required to redeem for cash all Aspen preferred OP units that have not been converted to common OP units. As of December 31, 2021, 270,000 of the Extended Units and 1,013,819 other Aspen preferred units were outstanding. These balances are recorded within the Unsecured debt line item on the Consolidated Balance Sheets.

Covenants

The mortgage term loans, senior unsecured notes and Senior Credit Facility are subject to various financial and other covenants. The most restrictive covenants are pursuant to (a) the terms of the Senior Credit Facility, which contains a minimum fixed charge coverage ratio, maximum leverage ratio, distribution ratio and variable rate indebtedness and (b) senior unsecured notes, which contain a total debt to total assets, secured debt to total assets, consolidated income available for debt service to debt service and unencumbered total asset value to unsecured debt covenants. At December 31, 2021, we were in compliance with all covenants.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-term Debt Maturities

As of December 31, 2021, the total of maturities and amortization of our secured debt (excluding premiums and discounts) and unsecured debt by year were as follows (in thousands):

	Maturities and Amortization By Year
	Total Due	2022	2023	2024	2025	2026	Thereafter
Secured debt
Mortgage loans payable
Maturities	$2,451,652	$70,678	$185,619	$315,330	$50,528	$521,582	$1,307,915
Principal amortization	942,061	61,281	60,865	57,424	54,019	45,867	662,605
Secured debt total	3,393,713	131,959	246,484	372,754	104,547	567,449	1,970,520
Unsecured Debt
Senior unsecured notes	1,200,000	—	—	—	—	—	1,200,000
Line of credit and other debt	1,034,833	10,000	10,000	10,000	1,004,833	—	—
Preferred equity - Sun NG Resorts - mandatorily redeemable	35,249	—	—	33,428	1,821	—	—
Preferred OP units - mandatorily redeemable	34,663	—	—	27,373	—	—	7,290
Unsecured debt total	2,304,745	10,000	10,000	70,801	1,006,654	—	1,207,290
Total	$5,698,458	$141,959	$256,484	$443,555	$1,111,201	$567,449	$3,177,810

9. Equity and Temporary Equity

Temporary Equity

Redeemable Preferred OP Units in Connection with the Acquisition of Certain Properties

Series J Preferred OP Units - In April 2021, we issued 240,000 Series J preferred OP units in connection with the acquisition of Sylvan Glen Estates. The Series J preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 2.85 percent. Subject to certain limitations, at any time after the Series J issuance date, each Series J preferred OP unit can be exchanged for a number of shares of our common stock equal to the quotient obtained by dividing $100.00 by $165.00 (as such ratio is subject to adjustments for certain capital events) at the holder's option. Each holder may require redemption in cash during the 30-day period following a change of control of the Company or any time after the fifth anniversary of the Series J issuance date. As of December 31, 2021, 240,000 Series J preferred OP units were outstanding. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information.

Series I Preferred OP Units - In December 2020, we issued 922,000 Series I preferred OP units in connection with the acquisition of the Rybovich Portfolio. The Series I preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 3.0 percent. Subject to certain limitations, at any time after the Series I issuance date, each Series I preferred OP unit can be exchanged for a number of shares of our common stock equal to the quotient obtained by dividing $100.00 by $164.00 (as such ratio is subject to adjustments for certain capital events) at the holder's option. Each holder may require redemption in cash after the fifth anniversary of the Series I issuance date or upon the holder's death. As of December 31, 2021, 922,000 Series I preferred OP units were outstanding. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information.

Series H Preferred OP Units - In October 2020, we issued 581,407 Series H preferred OP units in connection with the acquisition of Safe Harbor. The Series H preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 3.0 percent. Subject to certain limitations, at any time after the Series H issuance date, each Series H preferred OP unit can be exchanged for a number of shares of our common stock equal to the quotient obtained by dividing $100.00 by $164.00 (as such ratio is subject to adjustments for certain capital events) at the holder's option. Each holder may require redemption in cash after the fifth anniversary of the Series H issuance date or upon the holder's death. As of December 31, 2021, 581,407 Series H preferred OP units were outstanding. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Series G Preferred OP Units - In September 2020, we issued 260,710 Series G preferred OP units in connection with the acquisition of El Capitan & Ocean Mesa Resorts. The Series G preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 3.2 percent. Subject to certain limitations, at any time after the Series G issuance date, each Series G preferred OP unit can be exchanged for a number of shares of our common stock equal to the quotient obtained by dividing $100.00 by $155.00 (as such ratio is subject to adjustments for certain capital events) at the holder's option. Each holder may require redemption in cash after the fifth anniversary of the Series G issuance date or upon the holder's death. As of December 31, 2021, 240,710 Series G preferred OP units were outstanding. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information.

Series F Preferred OP Units - In May 2020, we issued 90,000 Series F preferred OP units in connection with the acquisition of Forest Springs. The Series F preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 3.0 percent. Subject to certain limitations, at any time after the Series F issuance date, each Series F preferred OP unit can be exchanged for a number of shares of our common stock equal to the quotient obtained by dividing $100.00 by $160.00 (as such ratio is subject to adjustments for certain capital events) at the holder's option. Each holder may require redemption in cash after the fifth anniversary of the Series F issuance date or upon the holder's death. As of December 31, 2021, 90,000 Series F preferred OP units were outstanding. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information.

Series D Preferred OP Units - In February 2019, we issued 488,958 Series D Preferred OP units in connection with the acquisition of Country Village Estates. The Series D preferred OP units have a stated issuance price of $100.00 per OP Unit and carry a preferred return of 3.75 percent until the second anniversary of the issuance date. Commencing with the second anniversary of the issuance date, the Series D Preferred OP Units carry a preferred return of 4.0 percent. Commencing with the first anniversary of the issuance date, each Series D Preferred OP Unit can be exchanged for our common stock equal to the quotient obtained by dividing $100.00 by $125.00 (as such ratio is subject to adjustments for certain capital events) at the holder's option. The holders may require redemption in cash after the fifth anniversary of the Series D issuance date or upon the holder's death. As of December 31, 2021, 488,958 Series D preferred OP units were outstanding.

Redeemable Equity Interests

Equity Interest - FPG Sun Moreno Valley 66 LLC - In December 2021, in connection with the investment in land for future development in the city of Moreno Valley, California, at the property known as FPG Sun Moreno Valley 66 LLC, Foremost Pacific Group, LLC, ("FPG") purchased $0.1 million of common equity interest in the land (referred to as "Equity Interest - FPG Sun Moreno Valley 66 LLC"). The Equity Interest - FPG Sun Moreno Valley 66 LLC does not have a fixed maturity date. Upon the occurrence of certain events, either FPG or Sun FPG Venture LLC, our subsidiary, can trigger a process under which we may be required to purchase the Equity Interest - FPG Sun Moreno Valley 66 LLC from FPG. The Equity Interest - FPG Sun Moreno Valley 66 LLC balance was $0.1 million as of December 31, 2021. Refer to Note 7, "Consolidated Variable Interest Entities," for additional information.

Equity Interest - Sun Solar Energy Project CA II - In December 2021, we entered into a joint venture with an unrelated third party to operate and maintain solar energy equipment in select California communities ("Sun Solar II"). The unrelated third party will make a series of investments in Sun Solar II upon reaching specified milestones (referred to as "Equity Interest - Sun Solar II"). We are the managing member and made an equity contribution of $12.3 million, subject to adjustment per the terms of the operating agreement. The Equity Interest - Sun Solar II balance was $0.5 million as of December 31, 2021. Refer to Note 7, "Consolidated Variable Interest Entities," for additional information.

Equity Interest - Sun Solar JV - In July 2021, we entered into a joint venture with an unrelated third party to operate and maintain solar energy equipment in select California communities. The unrelated third party made an equity contribution of $1.8 million in the Solar JV (referred to as "Equity Interest - Sun Solar JV"). We are the managing member and made an equity contribution of $5.8 million. The Equity Interest - Sun Solar JV balance was $1.6 million as of December 31, 2021. Refer to Note 7, "Consolidated Variable Interest Entities," for additional information.

Equity Interest - FPG Sun Menifee 80 LLC - In October 2020, in connection with the investment in land for future development in the city of Menifee in California, at the property known as FPG Sun Menifee 80 LLC, Foremost Pacific Group, LLC, "FPG," purchased $0.1 million of common equity interest in the land (referred to as "Equity Interest - FPG Sun Menifee 80 LLC"). The Equity Interest - FPG Sun Menifee 80 LLC does not have a fixed maturity date. Upon the occurrence of certain events, either FPG or Sun FPG Venture LLC, our subsidiary, can trigger a process under which we may be required to purchase the Equity Interest - FPG Sun Menifee 80 LLC from FPG. The Equity Interest - FPG Sun Menifee 80 LLC balance was $0.1 million as of December 31, 2021 and 2020, respectively. Refer to Note 7, "Consolidated Variable Interest Entities," for additional information.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity Interest - NG Sun Whitewater LLC - In August 2019, in connection with the investment in land at the property known as Whitewater, NG Sun Whitewater LLC purchased $2.4 million of common equity interest in Sun NG Whitewater RV Resorts LLC (referred to as "Equity Interest - NG Sun Whitewater LLC"). The Equity Interest - NG Sun Whitewater LLC does not have a fixed maturity date. Upon the occurrence of certain events, either NG Sun Whitewater LLC or Sun NG LLC, our subsidiary, can trigger a process under which we may be required to purchase the Equity Interest - NG Sun Whitewater LLC from NG Sun Whitewater LLC. The Equity Interest - NG Sun Whitewater LLC balance was $4.3 million and $5.1 million for the years ended December 31, 2021 and 2020, respectively. Refer to Note 7, "Consolidated Variable Interest Entities," for additional information.

Equity Interest - NG Sun LLC - In June 2018, in connection with the investment in Sun NG Resorts, unrelated third parties purchased $6.5 million of Series B preferred equity interests and $15.4 million of common equity interests in Sun NG Resorts (herein jointly referred to as "Equity Interest - NG Sun LLC"). In April and September 2020, in connection with the acquisitions of Glen Ellis RV Park and Lone Star RV Park, $3.0 million of Series B preferred equity interests were converted to common equity interests. The Series B preferred equity interests carry a preferred return at a rate that, at any time, is equal to the interest rate on Sun NG Resorts' indebtedness at such time. The current rate of return is 5.0 percent. The Equity Interest - NG Sun LLC does not have a fixed maturity date and can be redeemed in the fourth quarters of 2024, 2025 and 2026 at the holders' option. Sun NG LLC, our subsidiary, has the right during certain periods each year, with or without cause, or for cause at any time, to elect to buy NG Sun LLC's interest. During a limited period in 2024, NG Sun LLC has the right to put its interest to Sun NG LLC. If either party exercises their option, the property management agreement will be terminated, and we are required to purchase the remaining interests of NG Sun LLC and the property management agreement at fair value. In December 2021, the operating agreement was amended and Sun NG Resorts initiated a contingent consideration earnout provision in the amount of $38.3 million. The contingent consideration payment was recognized as an additional purchase price payment within Land improvements and buildings in the Consolidated Balance Sheets, and within Acquisition of properties, net of cash acquired in the Consolidated Statement of Cash Flows. The Equity Interest - NG Sun LLC balance was $24.7 million and $23.3 million for the years ended December 31, 2021 and 2020, respectively. Refer to Note 7, "Consolidated Variable Interest Entities," and Note 8, "Debt and Line of Credit," for additional information.

Universal Shelf Registration Statement

On April 5, 2021, in connection with the expiration of our universal shelf registration statement on Form S-3, that was filed with the SEC on April 6, 2018, we filed a new universal shelf registration statement on Form S-3 with the SEC. The new universal shelf registration statement was deemed automatically effective and provides for the registration of unspecified amounts of equity and debt securities. We have the authority to issue 200,000,000 shares of capital stock, of which 180,000,000 shares are common stock, par value $0.01 per share, and 20,000,000 are shares of preferred stock, par value $0.01 per share. As of December 31, 2021, we had 115,976,408 shares of common stock issued and outstanding and no shares of preferred stock were issued and outstanding.

Public Equity Offerings

On November 15 and 16, 2021, we entered into two forward sale agreements relating to an underwritten registered public offering of 4,025,000 shares of our common stock at a public offering price of $185.00 per share and completed the offering on November 18, 2021. We did not initially receive any proceeds from the sale of shares of our common stock by the forward purchaser or its affiliates. We intend to use the net proceeds, if any, received upon the future settlement of the forward sale agreements, which we expect to occur no later than November 18, 2022, to fund a portion of the Park Holidays total consideration, to repay borrowings outstanding under our Senior Credit Facility, to fund possible future acquisitions of properties and / or for working capital and general corporate purposes.

On March 2, 2021, we priced a $1.1 billion underwritten public offering of an aggregate of 8,050,000 shares at a public offering price of $140.00 per share, before underwriting discounts and commissions. The offering consisted of 4,000,000 shares offered directly by us and 4,050,000 shares offered under a forward equity sales agreement. We sold the 4,000,000 shares on March 9, 2021 and received net proceeds of $537.6 million after deducting expenses related to the offering. In May and June 2021, we completed the physical settlement of the remaining 4,050,000 shares and received net proceeds of $539.7 million after deducting expenses related to the offering. Proceeds from the offering were used to acquire assets and pay down borrowings under our revolving line of credit.

On September 30, 2020 and October 1, 2020, we entered into two forward sale agreements relating to an underwritten registered public offering of 9,200,000 shares of our common stock at a public offering price of $139.50 per share. The offering closed on October 5, 2020. On October 26, 2020, we physically settled these forward sales agreements by the delivery of shares of our common stock. Proceeds from the offering were approximately $1.23 billion after deducting expenses related to the offering. We used the net proceeds of this offering to fund the cash portion of the acquisition of Safe Harbor, and for working capital and general corporate purposes.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In May 2020, we closed an underwritten registered public offering of 4,968,000 shares of common stock. Proceeds from the offering were $633.1 million after deducting expenses related to the offering. We used the net proceeds of this offering to repay borrowings outstanding under the revolving loan under our senior credit facility.

At the Market Offering Sales Agreement

On December 17, 2021, we entered into an At the Market Offering Sales Agreement with certain sales agents, and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock (the "December 2021 Sales Agreement"), through the sales agents, acting as our sales agents or, if applicable, as forward sellers, or directly to the sales agents as principals for their own accounts. The sales agents and forward sellers are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold under the December 2021 Sales Agreement. We simultaneously terminated our June 2021 Sales Agreement (as defined below) upon entering into the December 2021 Sales Agreement.

On June 4, 2021, we entered into an At the Market Offering Sales Agreement with certain sales agents, and forward sellers pursuant to which we could sell, from time to time, up to an aggregate gross sales price of $500.0 million of our common stock (the "June 2021 Sales Agreement"), through the sales agents, acting as our sales agents or, if applicable, as forward sellers, or directly to the sales agents as principals for their own accounts. The sales agents and forward sellers are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold under the Sales Agreement. We simultaneously terminated our previous At the Market Offering Sales Agreement entered into in July 2017 upon entering into the June 2021 Sales Agreement.

There were no sales of common stock under the December 2021 Sales Agreement as of December 31, 2021. We entered into forward sale agreements with respect to 1,820,109 shares of common stock under the June 2021 Sales Agreement for $356.5 million during the year ended December 31, 2021 prior to its termination. These forward sale agreements were not settled as of December 31, 2021 but we expect to settle them no later than September 2022. There were no issuances of common stock under the prior At the Market Offering Sales Agreement entered into in July 2017, during the years ended December 31, 2021, 2020 and 2019, and from inception through termination of such prior sales agreement, we sold shares of our common stock for gross proceeds of $163.8 million.

Issuances of Common OP Units and Preferred OP Units in Connection with the Acquisition of Certain Properties

Issuances of Common OP Units

Year Ended December 31, 2021 and 2020	Common OP Units Issued	Related Acquisition
December 2021	17,707	Haas Lake RV Campground
December 2020	130,475	Rybovich Portfolio
October 2020	55,403	Safe Harbor
May 2020	82,420	Forest Springs

Issuance of Series E Preferred OP Units - In January 2020, we issued 90,000 Series E preferred OP units in connection with the acquisition of Sun Outdoors Cape Cod. The Series E preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 5.25 percent until the second anniversary of the issuance date. Commencing with the second anniversary of the issuance date, the Series E Preferred OP Units carry a preferred return of 5.5 percent. Commencing with the first anniversary of the issuance date, subject to certain limitations, each Series E Preferred OP Unit can be exchanged for our common stock equal to the quotient obtained by dividing $100.00 by $145.00 (as such ratio is subject to adjustments for certain capital events). As of December 31, 2021, 90,000 Series E preferred OP units were outstanding. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information.

Equity Interest

Equity Interest - SHM South Fork JV, LLC - In October 2020, in conjunction with the acquisition of Safe Harbor, we indirectly acquired $4.3 million of Safe Harbor's equity interest in SHM South Fork JV, LLC, a joint venture created for the purpose of acquiring land and constructing a marina in Fort Lauderdale, Florida. The Safe Harbor Equity Interest - SHM South Fork JV, LLC balance was $4.1 million and $4.3 million as of December 31, 2021 and 2020, respectively. Refer to Note 7, "Consolidated Variable Interest Entities," for additional information.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Conversions

Conversions to Common Stock - Subject to certain limitations, holders can convert certain series of stock and OP units to shares of our common stock at any time. Below is the activity of conversions during the years ended December 31, 2021 and 2020:

		Year Ended
		December 31, 2021		December 31, 2020
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)	Units / Shares Converted	Common Stock(1)
Common OP unit	1.0000	86,364	86,364	81,845	81,845
Series A-1 preferred OP unit	2.4390	19,710	48,067	14,500	35,359
Series C preferred OP unit	1.1100	140	155	4,121	4,573
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.

Conversions to Common OP Units - Subject to certain limitations, holders can convert certain series of preferred OP units to common OP units. There were no such conversions during the years ended December 31, 2021 and 2020.

Redemption of OP Units - Subject to certain limitations, holders can redeem certain series OP units for cash, provided that certain requirements are met. There were no redemptions of series OP units during the year ended December 31, 2021. On November 4, 2020, 20,000 Series G preferred OP units were redeemed for a net cash payment of $2.0 million, inclusive of all distributions on the redeemed units that were accrued and unpaid as of the redemption date, in accordance with the terms and conditions set for in the redemption agreement.

Distributions

Distributions declared for the quarter ended December 31, 2021 were as follows:

Common Stock, Common OP units and Restricted Stock Distributions for the Quarter Ended	Record Date	Payment Date	Distribution Per Share	Total Distribution (in Thousands)
December 31, 2021	12/31/2021	1/18/2022	$0.83	$98,367

10. Share-Based Compensation

As of December 31, 2021, we had two share-based compensation plans: the Sun Communities, Inc. 2015 Equity Incentive Plan ("2015 Equity Incentive Plan") and the First Amended and Restated 2004 Non-Employee Director Option Plan ("2004 Non-Employee Director Option Plan"). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future.

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

2015 Equity Incentive Plan

At the Annual Meeting of Stockholders held on July 20, 2015, the stockholders approved the 2015 Equity Plan. The 2015 Equity Plan had been adopted by the Board and was effective upon approval by our stockholders. The maximum number of shares of common stock that may be issued under the 2015 Equity Plan is 1,750,000 shares of our common stock, with 457,767 as of December 31, 2021 shares remaining for future issuance.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Non-Employee Director Plans

2021 Non-Employee Directors Deferred Compensation Plan - In November 2021, we adopted the 2021 Non-Employee Directors Deferred Compensation Plan ("2021 Deferred Compensation Plan"), which was approved by the Compensation Committee of the Board of Directors. The 2021 Deferred Compensation Plan entitles a non-employee director to annually submit an election to defer all or a portion of his or her eligible share-based and cash compensation, effective starting January 2022.

2004 Non-Employee Director Option Plan - The director plan was approved by our stockholders at the Annual Meeting of Stockholders held on July 19, 2012. The director plan amended and restated in its entirety our 2004 Non-Employee Director Stock Option Plan. At the Annual Meeting of the Stockholders held on May 17, 2018, the stockholders approved the First Amendment to the Sun Communities, Inc. First Amended and Restated 2004 Non-Employee Director Option Plan to increase the number of authorized shares under the plan by 200,000 shares.

The types of awards that may be granted under the director plan are options, restricted stock and OP units. Only non-employee directors are eligible to participate in the director plan. The maximum number of options, restricted stock and OP units that may be issued under the Director Plan is 375,000 shares, with 169,865 as of December 31, 2021 shares remaining for future issuance.

During the years ended December 31, 2021 and 2020, shares were granted as follows:

Grant Period	Type	Plan	Shares Granted		Grant Date Fair Value Per Share		Vesting Type	Vesting Anniversary	Percentage
2021	Key Employees	2015 Equity Incentive Plan	2,500		$196.75	(1)	Time Based	20.0% annually over 5 years
2021	Key Employees	2015 Equity Incentive Plan	1,004		$202.31	(1)	Time Based	25.0% annually over 4 years
2021	Executive Officers	2015 Equity Incentive Plan	11,488		$196.39	(1)	Time Based	20.0% annually over 5 years
2021	Executive Officers	2015 Equity Incentive Plan	54,000		$151.89	(1)	Time Based	20.0% annually over 5 years
2021	Executive Officers	2015 Equity Incentive Plan	81,000	(2)	$94.32	(2)	Market Condition	3rd	100.0%
2021	Executive Officers	2015 Equity Incentive Plan	15,000		$151.89	(1)	Time Based	33.3% annually over 3 years
2021	Executive Officers	2015 Equity Incentive Plan	15,000	(3)	$87.49	(3)	Market Condition	3rd	100.0%
2021	Key Employees	2015 Equity Incentive Plan	28,856		$151.89	(1)	Time Based	33.3% annually over 3 years
2021	Key Employees	2015 Equity Incentive Plan	61,550		$143.28	(1)	Time Based	20.0% annually over 5 years
2021	Executive Officers	2015 Equity Incentive Plan	3,400		$147.19	(1)	Time Based	20.0% annually over 5 years
2021	Executive Officers	2015 Equity Incentive Plan	5,100	(4)	$96.41	(4)	Market Condition	3rd	100.0%
2021	Directors	2004 Non-Employee Director Option Plan	1,509		$147.19	(1)	Time Based	3rd	100.0%
2021	Directors	2004 Non-Employee Director Option Plan	10,200		$148.44	(1)	Time Based	3rd	100.0%
2020	Key Employees	2015 Equity Incentive Plan	13,873		$140.39	(1)	Time Based	20.0% annually over 5 years
2020	Executive Officers	2015 Equity Incentive Plan	69,368		$137.63	(1)	Time Based	20.0% annually over 5 years
2020	Key Employees	2015 Equity Incentive Plan	1,500		$143.20	(1)	Time Based	20.0% annually over 5 years
2020	Key Employees	2015 Equity Incentive Plan	51,790		$162.42	(1)	Time Based	20.0% annually over 5 years
2020	Executive Officers	2015 Equity Incentive Plan	46,000		$165.97	(1)	Time Based	20.0% annually over 5 years
2020	Executive Officers	2015 Equity Incentive Plan	69,000	(5)	$125.47	(5)	Market Condition	3rd	100.0%
2020	Directors	2004 Non-Employee Director Option Plan	10,200		$147.97	(1)	Time Based	3rd	100.0%
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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our restricted stock activity for the years ended December 31, 2021, 2020 and 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted shares at January 1, 2019	871,117	$72.65
Granted	190,020	$107.50
Vested	(237,406)	$64.46
Forfeited	(10,690)	$79.58
Unvested restricted shares at December 31, 2019	813,041	$83.10
Granted	261,731	$144.89
Vested	(258,280)	$73.47
Forfeited	(5,678)	$111.04
Unvested restricted shares at December 31, 2020	810,814	$105.92
Granted	290,607	$131.84
Vested	(305,747)	$91.06
Forfeited	(7,654)	$113.02
Unvested restricted shares at December 31, 2021	788,020	$121.18

The total fair value of shares vested was $27.8 million, $19.0 million and $15.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Total compensation cost recognized for restricted stock was $28.0 million, $22.7 million and $17.5 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is included in General and Administrative Expenses in the accompanying Consolidated Statements of Operations.

The remaining share-based compensation cost, net related to our unvested restricted shares outstanding as of December 31, 2021 is approximately $60.8 million. The following table summarizes our expected share-based compensation cost, net related to our unvested restricted shares, in thousands:

	2022	2023	2024	Thereafter
Expected share-based compensation costs, net	$25.1	$18.3	$10.2	$7.2

11. Segment Reporting

We group our segments into reportable segments that provide similar products and services. Each operating segment has discrete financial information evaluated regularly by our chief operating decision maker in managing the business, making operating decisions, allocating resources and evaluating operating performance. As described in Note 1, "Significant Accounting Policies," effective January 1, 2021, we transitioned from a two-segment to a three-segment structure: MH, RV and Marina. Hybrid properties are classified to a segment based on the predominant site counts at the properties. We evaluate segment operating performance based on NOI.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A presentation of our segment financial information is summarized as follows (amounts in thousands):

	Year Ended
	December 31, 2021				December 31, 2020(1)				December 31, 2019(1)
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Operating revenues	$1,059,721	$606,474	$564,051	$2,230,246	$902,287	$421,125	$47,586	$1,370,998	$850,357	$381,696	$—	$1,232,053
Operating expenses / Cost of sales	438,681	318,785	351,805	1,109,271	362,546	221,231	30,111	613,888	348,614	198,626	—	547,240
NOI	621,040	287,689	212,246	1,120,975	539,741	199,894	17,475	757,110	501,743	183,070	—	684,813
Adjustments to arrive at net income
Interest income				12,232				10,119				17,857
Brokerage commissions and other revenues, net				30,127				17,230				14,127
General and administrative expense				(181,210)				(109,616)				(92,777)
Catastrophic event-related charges, net				(2,239)				(885)				(1,737)
Business combination expense, net				(1,362)				(23,008)				—
Depreciation and amortization				(522,745)				(376,876)				(328,067)
Loss on extinguishment of debt (see Note 8)				(8,127)				(5,209)				(16,505)
Interest expense				(158,629)				(129,071)				(133,153)
Interest on mandatorily redeemable preferred OP units / equity				(4,171)				(4,177)				(4,698)
Gain on remeasurement of marketable securities				33,457				6,129				34,240
Gain / (loss) on foreign currency translation				(3,743)				7,666				4,479
Gain on dispositions of properties				108,104				5,595				—
Other expense, net				(12,122)				(5,188)				(1,701)
Gain / (loss) on remeasurement of notes receivable				685				(3,275)				—
Income from nonconsolidated affiliates (see Note 6)				3,992				1,740				1,374
Loss on remeasurement of investment in nonconsolidated affiliates				(160)				(1,608)				—
Current tax expense (see Note 12)				(1,236)				(790)				(1,095)
Deferred tax benefit / (expense) (see Note 12)				(91)				1,565				222
Net Income				413,737				147,451				177,379
Less: Preferred return to preferred OP units / equity interests				12,095				6,935				6,058
Less: Income attributable to noncontrolling interests				21,490				8,902				9,768
Net Income Attributable to Sun Communities, Inc.				380,152				131,614				161,553
Less: Preferred stock distribution				—				—				1,288
Net Income Attributable to Sun Communities, Inc. Common Stockholders				$380,152				$131,614				$160,265

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021				December 31, 2020(1)
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Identifiable assets
Investment property, net	$5,172,220	$3,638,938	$2,614,299	$11,425,457	$4,823,174	$3,038,686	$1,853,931	$9,715,791
Cash, cash equivalents and restricted cash	36,630	19,931	21,637	78,198	53,152	28,919	10,570	92,641
Marketable securities	121,041	65,857	—	186,898	80,776	43,950	—	124,726
Inventory of manufactured homes	44,300	6,755	—	51,055	33,448	13,195	—	46,643
Notes and other receivables, net	374,225	55,467	39,902	469,594	144,027	44,002	33,621	221,650
Goodwill	—	—	495,353	495,353	—	—	428,833	428,833
Other intangible assets, net	27,335	22,708	256,712	306,755	33,998	23,819	247,794	305,611
Other assets, net	197,983	63,737	219,054	480,774	184,917	38,075	47,699	270,691
Total Assets	$5,973,734	$3,873,393	$3,646,957	$13,494,084	$5,353,492	$3,230,646	$2,622,448	$11,206,586
(1) Recast to reflect segment changes.

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

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation, which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the year ended December 31, 2021.

As a REIT, we generally will not be subject to United States ("U.S.") federal income taxes at the corporate level on the ordinary taxable income we distribute to our stockholders as dividends. If we fail to qualify as a REIT in any taxable year, our taxable income could be subject to U.S. federal income tax at regular corporate rates. Even if we qualify as a REIT, we may be subject to certain state and local income taxes as well as U.S. federal income and excise taxes on our undistributed income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes. We are also subject to local income taxes in Canada of certain properties located in Canada. We do not provide for withholding taxes on our undistributed earnings from our Canadian subsidiaries as they are reinvested and will continue to be reinvested indefinitely outside of the U.S. However, we are subject to Australian withholding taxes on distributions from our investment in Ingenia Communities Group.

For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, and return of capital. For the years ended December 31, 2021, 2020 and 2019, distributions paid per share were taxable as follows (unaudited / rounded):

	Year Ended
	December 31, 2021		December 31, 2020		December 31, 2019
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income(1)	$2.31	70.47%	$2.14	68.54%	$1.66	56.0%
Capital gain	—	—%	0.06	1.92%	—	—%
Return of capital	0.97	29.53%	0.92	29.54%	1.30	44.0%
Total distributions declared	$3.28	100.0%	$3.12	100.0%	$2.96	100.0%
(1)98.99499 percent of the ordinary taxable dividend qualifies as a Section 199A dividend for 2021 and 1.00501 percent of the ordinary taxable dividend qualifies as a Qualified Dividend for 2021.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of our provision / (benefit) for income taxes attributable to continuing operations for the years ended December 31, 2021, 2020 and 2019 are as follows (amounts in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Federal
Current	$14	$(835)	$(3)
Deferred	—	(613)	—
State and Local
Current	1,054	1,539	919
Deferred	(89)	(2)	—
Foreign
Current	168	85	179
Deferred	180	(949)	(222)

Total provision / (benefit)	$1,327	$(775)	$873

A reconciliation of the provision / (benefit) for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the years ended December 31, 2021, 2020 and 2019 is as follows (amounts in thousands):

	Year Ended
	December 31, 2021		December 31, 2020		December 31, 2019
Pre-tax income / (loss) attributable to taxable subsidiaries	$(5,182)		$8,393		$(4,122)

Federal benefit at statutory tax rate	(1,088)	21.0%	(1,763)	21.0%	(866)	21.0%
State and local taxes, net of federal benefit	195	(3.8)%	721	(8.6)%	42	(1.0)%
Rate differential	141	(2.7)%	(236)	2.8%	(73)	1.8%
Change in valuation allowance	3,371	(65.0)%	1,326	(15.8)%	526	(12.7)%
Others	(2,062)	39.8%	(1,638)	19.5%	692	(16.8)%
Tax provision / (benefit) - taxable subsidiaries	557	(10.7)%	(1,590)	18.9%	321	(7.7)%
Other state taxes - flow through subsidiaries	770		815		552
Total provision / (benefit)	$1,327		$(775)		$873

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The deferred tax assets and liabilities included in the Consolidated Balance Sheets are comprised of the following tax effects of temporary differences and based on the most recent tax rate legislation (amounts in thousands):

	As of
	December 31, 2021	December 31, 2020	December 31, 2019
Deferred Tax Assets
NOL carryforwards	$26,244	$19,504	$18,009
Depreciation and basis differences	23,732	32,968	28,787
Other	77	(609)	395
Gross deferred tax assets	50,053	51,863	47,191
Valuation allowance	(47,050)	(44,017)	(45,342)
Net deferred tax assets	3,003	7,846	1,849

Deferred Tax Liabilities
Basis differences - US assets	(1,236)	(5,743)	—
Basis differences - foreign investment	(22,497)	(22,653)	(22,813)
Gross deferred tax liabilities	(23,733)	(28,396)	(22,813)

Net Deferred Tax Liability(1)	$(20,730)	$(20,550)	$(20,964)
(1)Net deferred tax liability is included within Other liabilities in our Consolidated Balance Sheets.

Our U.S. taxable REIT subsidiaries operating loss carryforwards are $119.0 million, or $24.8 million after tax, including SHS loss carryforwards of $116.5 million, or $24.5 million after tax, as of December 31, 2021. The loss carryforwards will begin to expire in 2022 through 2035 if not offset by future taxable income. In addition, our Canadian subsidiaries have operating loss carryforwards of $6.9 million, or $1.8 million after tax, as of December 31, 2021. The loss carryforwards will begin to expire in 2033 through 2038 if not offset by future taxable income.

We had no unrecognized tax benefits as of December 31, 2021 and 2020. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2021.

We classify certain state taxes as income taxes for financial reporting purposes. We recorded a provision for state income taxes of $1.1 million for the year ended December 31, 2021, $1.5 million for the year ended December 31, 2020, and $0.9 million for the year ended December 31, 2019.

Our policy is to report income tax penalties and income tax related interest expense as a component of income tax expense. No interest or penalty associated with any unrecognized income tax provision or benefit was accrued, nor was any income tax related interest or penalty recognized during the years ended December 31, 2021, 2020 and 2019.

13. Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis. We calculate diluted earnings per share using the more dilutive of the treasury stock method and the two-class method.

From time to time, we enter into forward equity sales agreements, which are discussed in Note 9, "Equity and Temporary Equity." We considered the potential dilution resulting from the forward equity sales agreements on the earnings per share calculations. At inception, the agreements do not have an effect on the computation of basic earnings per share as no shares are delivered unless and until there is a physical settlement. Common shares issued upon the physical settlement of the forward equity sales agreements, weighted for the period these common shares are outstanding, are usually included in the denominator of basic earnings per share. To determine the dilution resulting from the forward equity sales agreements during the period of time prior to settlement, we calculate the number of weighted-average shares outstanding - diluted.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our potentially dilutive securities include our potential common shares related to our forward equity offerings, our unvested restricted common shares, and our Operating Partnership outstanding common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series C preferred OP units, Series D preferred OP units, Series E preferred OP units, Series F preferred OP units, Series G preferred OP units, Series H preferred OP units, Series I preferred OP units, Series J preferred OP units and Aspen preferred OP Units, which, if converted or exercised, may impact dilution.

Diluted earnings per share considers the impact of potentially dilutive securities except when the potential common shares have an antidilutive effect. Our unvested restricted stock common shares contain rights to receive non-forfeitable distributions and participate equally with common stock with respect to distributions issued or declared, and thus, are participating securities, requiring the two-class method of computing earnings per share. The two-class method determines earnings per share by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares of common stock outstanding for the period. In calculating the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average number of shares outstanding during the period. The remaining potential dilutive common shares do not contain rights to distributions and are included in the computation of diluted earnings per share.

Computations of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Numerator
Net Income Attributable to Sun Communities, Inc. Common Stockholders	$380,152	$131,614	$160,265
Less: allocation to restricted stock awards	2,358	795	1,170
Basic earnings - Net Income attributable to common stockholders after allocation to restricted stock awards	$377,794	$130,819	$159,095
Add: allocation to common and preferred OP units dilutive effect	8,551	—	—
Add: allocation to restricted stock awards	—	—	1,170
Diluted earnings - Net income attributable to common stockholders after allocation to common and preferred OP units(1)	$386,345	$130,819	$160,265

Denominator
Weighted average common shares outstanding	112,582	97,521	88,460
Add: dilutive stock options	—	1	1
Add: common and preferred OP units dilutive effect	2,562	—	—
Add: dilutive restricted stock	—	—	454
Diluted weighted average common shares and securities(1)	115,144	97,522	88,915

Earnings Per Share Available to Common Stockholders After Allocation
Basic earnings per share	$3.36	$1.34	$1.80
Diluted earnings per share(1)	$3.36	$1.34	$1.80
(1) For the years ended December 31, 2021 and 2020, diluted earnings per share was calculated using the two-class method. The application of this method resulted in a more dilutive earnings per share for the year. Diluted earnings per share for the year ended December 31, 2019 were calculated using the treasury stock method as the application of this method resulted in a more dilutive earnings per share for that period.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We have excluded certain convertible securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share for the years ended December 31, 2021, 2020 and 2019 (amounts in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Common OP units	—	2,607	2,420
A-1 preferred OP units	275	295	309
A-3 preferred OP units	40	40	40
Aspen preferred OP units	1,284	1,284	1,284
Series C preferred OP units	306	306	310
Series D preferred OP units	489	489	489
Series E preferred OP units	90	90	—
Series F preferred OP units	90	90	—
Series G preferred OP units	241	241	—
Series H preferred OP units	581	581	—
Series I preferred OP units	922	922	—
Series J preferred OP units	240	—	—
Total Securities	4,558	6,945	4,852

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, cash equivalents and restricted cash, marketable securities, notes and other receivables, derivatives debt and other liabilities. We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures, pursuant to ASC 820, "Fair Value Measurements and Disclosures." The following methods and assumptions were used in order to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Assets by Hierarchy Level

The table below sets forth our financial assets and liabilities (in thousands) that required disclosure of fair value on a recurring basis as of December 31, 2021. The table presents the carrying values and fair values of our financial instruments as of December 31, 2021 and 2020, that were measured using the valuation techniques described below. The table excludes other financial instruments such as other receivables and accounts payable as the carrying values associated with these instruments approximate their fair value since their maturities are less than one year. These are classified as Level 1 in the hierarchy.

	December 31, 2021
Financial Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash, cash equivalents and restricted cash	$78,198	$78,198	$—	$—	$78,198
Marketable securities	186,898	186,898	—	—	186,898
Installment notes receivable on manufactured homes, net	79,096	—	—	79,096	79,096
Notes receivable from real estate developers and operators	284,035	—	—	284,035	284,035
Derivatives designated as hedges - interest rate derivative	360	—	360	—	360
Total assets measured at fair value	$628,587	$265,096	$360	$363,131	$628,587

Financial Liabilities
Secured debt	$3,380,739	$—	$3,380,739	$—	$3,405,916
Unsecured debt
Senior unsecured notes	1,186,350	—	1,186,350	—	1,201,753
Line of credit and other unsecured debt	1,104,745	—	1,104,745	—	1,104,745
Total unsecured debt	2,291,095	—	2,291,095	—	2,306,498
Other financial liabilities (contingent consideration)	11,317	—	—	11,317	11,317
Total liabilities measured at fair value	$5,683,151	$—	$5,671,834	$11,317	$5,723,731

	December 31, 2020
Financial Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash, cash equivalents and restricted cash	$92,641	$92,641	$—	$—	$92,641
Marketable securities	124,726	124,726	—	—	124,726
Installment notes receivable on manufactured homes, net	85,866	—	85,866	—	85,866
Notes receivable from real estate developers and operators	52,638	—	52,638	—	52,638
Total assets measured at fair value	$355,871	$217,367	$138,504	$—	$355,871

Financial Liabilities
Secured debt	$3,489,983	$—	$3,489,983	$—	$3,588,901
Unsecured debt
Line of credit and other unsecured debt	1,267,093	—	1,267,093	—	1,267,093
Total unsecured debt	1,267,093	—	1,267,093	—	1,267,093
Other financial liabilities (contingent consideration)	15,842	—	—	15,842	15,842
Total liabilities measured at fair value	$4,772,918	$—	$4,757,076	$15,842	$4,871,836

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash, Cash Equivalents and Restricted Cash

The carrying values of cash, cash equivalents and restricted cash approximate their fair market values due to the short-term nature of the instruments. These are classified as Level 1 in the hierarchy.

Marketable Securities

Marketable securities held by us and accounted for under ASC 321 "Investments - Equity Securities" are measured at fair value. Any change in fair value is recognized in the Consolidated Statement of Operations in Gain / (loss) on remeasurement of marketable securities in accordance with ASU 2016-01 "Financial Instruments - Overall (Subtopic 825-10): Recognition and measurement of financial assets and financial liabilities." The fair value is measured by the quoted unadjusted share price which is readily available in active markets (Level 1).

The change in the marketable securities balance is as follows (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Beginning Balance	$124,726	$94,727
Additional purchases	35,524	11,757
Change in fair value measurement	33,432	6,132
Foreign currency translation adjustment	(9,229)	10,139
Dividend reinvestment, net of tax	2,445	1,971
Ending Balance	$186,898	$124,726

Installment Notes Receivable on Manufactured Homes

Installment notes receivable on manufactured homes are recorded at fair value and are measured using model-derived indicative pricing using primarily unobservable inputs, inclusive of default rates, interest rates and recovery rates (Level 3). Refer to Note 4, "Notes and Other Receivables," for additional information.

Notes Receivable from Real Estate Developers and Operators

Notes receivable from real estate developers and operators are recorded at fair value and are measured using model-derived indicative pricing using primarily unobservable inputs including interest rates and counterparty performance (Level 3). The carrying values of the notes generally approximate their fair market values either due to the nature of the note and / or the note being secured by underlying collateral and / or personal guarantees. Refer to Note 4, "Notes and Other Receivables," for additional information.

Derivatives Designated as Hedges - Interest Rate Derivative

Interest rate derivatives are recorded at fair value and consist of a treasury lock transaction that we have designated as a cash flow hedge of forecasted interest payments on a forecasted issuance of long-term debt. The fair value of the treasury lock is measured using observable inputs based on the 10 year Treasury note rate (Level 2).

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Line of credit and other unsecured debt - consists primarily of our Senior Credit Facility. We have variable rates on our Senior Credit Facility. The fair value of the debt with variable rates approximates carrying value as the interest rates of these amounts approximate market rates. The estimated fair value of our indebtedness as of December 31, 2021 approximated its gross carrying value.

Other Financial Liabilities

We estimate the fair value of contingent consideration liabilities based on valuation models using significant unobservable inputs that generally consider discounting of future cash flows using market interest rates and adjusting for non-performance risk over the remaining term of the liability (Level 3).

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

Our assessment resulted in a net transfer into Level 3 of $138.5 million related to installment notes receivable on manufactured homes and notes from real estate developers during the year ended December 31, 2021.

Inputs that are used to derive the fair value for installment notes receivables on manufactured homes and notes receivable from real estate developers and operators transferred to Level 3 from Level 2 during the quarter ended March 31, 2021 as significant inputs used to value those instruments inclusive of default rates, interest rates, recovery rates, and counterparty performance rely heavily on internally sourced assumptions as opposed to observable market-based inputs.

The following tables summarize changes to our financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the year ended December 31, 2021 (in thousands):

	Year Ended
	December 31, 2021
Assets:	Installment Notes Receivable on MH, net	Notes Receivable From Real Estate Developers and Operators
Level 3 beginning balance at December 31, 2020	$—	$—
Transfer to level 3	85,866	52,638
Realized gains	685	—
Purchases and issuances	8,606	239,731
Sales and settlements	(14,612)	(13,050)
Dispositions of properties	(1,919)	—
Other adjustments	470	4,716
Level 3 ending balance at December 31, 2021	$79,096	$284,035

Year Ended
December 31, 2021
Liabilities:	Other Liabilities (Contingent Consideration)
Level 3 beginning balance at December 31, 2020	$15,842
Realized losses	9,339
Purchases and issuances	17,649
Sales and settlements	(33,767)
Other adjustments	2,254
Level 3 ending balance at December 31, 2021	$11,317

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available as of December 31, 2021. As such, our estimates of fair value could differ significantly from the actual carrying value.

15. Commitments and Contingencies

Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

16. Leases

Lessee Accounting

We lease land under non-cancelable operating leases at certain MH, RV and marina properties expiring at various dates through 2094. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of revenues at those properties. We also have other operating leases, primarily office space and equipment expiring at various dates through 2041.

Future minimum lease payments under non-cancellable leases as of December 31, 2021 where we are the lessee include:

Maturity of Lease Liabilities (in thousands)	Operating Leases	Finance Leases	Total
2022	$9,978	$194	$10,172
2023	9,858	146	10,004
2024	10,204	4,068	14,272
2025	10,157	—	10,157
2026	9,067	—	9,067
Thereafter	188,478	—	188,478
Total Lease Payments	$237,742	$4,408	$242,150
Less: Imputed interest	(108,567)	(255)	(108,822)
Present Value of Lease Liabilities	$129,175	$4,153	$133,328

Right-of-use (ROU) assets and lease liabilities for finance and operating leases as included in our Consolidated Balance Sheets are as follows (in thousands):

	Financial Statement Classification	As of
Description		December 31, 2021	December 31, 2020
Lease Assets
ROU asset obtained in exchange for new finance lease liabilities	Investment property, net	$4,278	$4,350
ROU asset obtained in exchange for new operating lease liabilities	Other assets, net	$138,232	$48,419
ROU asset obtained relative to below market operating lease	Other assets, net	$93,058	$27,614
Lease Liabilities
Finance lease liabilities	Other liabilities	$4,153	$4,334
Operating lease liabilities	Other liabilities	$129,175	$49,964

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease expense for finance and operating leases, and short term lease cost as included in our Consolidated Statements of Operations are as follows (in thousands):

		Year Ended
Description	Financial Statement Classification	December 31, 2021	December 31, 2020	December 31, 2019
Finance Lease Expense
Interest on lease liabilities	Interest expense	$214	$104	$103
Operating lease cost	General and administrative expense, Property operating and maintenance	11,334	4,255	3,474
Variable lease cost	Property operating and maintenance	6,609	2,328	1,584
Short term lease cost	Property operating and maintenance	233	17	—
Total Lease Expense		$18,390	$6,704	$5,161

Lease term, discount rates and additional information for finance and operating leases are as follows:

As of
Lease Term and Discount Rate	December 31, 2021
Weighted-average Remaining Lease Terms (years)
Finance lease	2.48
Operating lease	33.78
Weighted-average Discount Rate
Finance lease	2.48%
Operating lease	3.84%

	Year Ended
Other Information (in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flow from operating leases	$6,607	$2,712	$2,199
Financing cash flow from finance leases	243	137	120
Total Cash Paid On Lease Liabilities	$6,850	$2,849	$2,319

Lessor Accounting

We are not the lessor for any finance leases at our MH, RV or marina properties as of December 31, 2021.

Almost all of our operating leases at our MH and RV properties where we are the lessor are either month to month or for a time period not to exceed one year. As of December 31, 2021, future minimum lease payments would not exceed 12 months.

Future minimum lease payments under non-cancellable leases at our RV resorts and marinas at the year ended December 31, 2021 where we are the lessor include:

Maturity of Lease Payments (in thousands)	Operating Leases
2022	$21,800
2023	18,020
2024	9,334
2025	5,212
2026	1,629
Thereafter	4,731
Total Undiscounted Cash Flows	$60,726

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of lease income for our operating leases, as included in our Consolidated Statements of Operations are as follows (in thousands):

		Year Ended
Description	Financial Statement Classification	December 31, 2021	December 31, 2020	December 31, 2019
Operating Leases
Fixed lease income	Income from real property; Brokerage commissions and other revenue, net	$23,041	$3,319	$1,246
Variable lease income(1)	Income from real property; Brokerage commissions and other revenue, net	$5,736	$2,027	$772
(1)Consists of rent primarily based on a percentage of acquisition costs and net operating income.

During the year ended December 31, 2021, we terminated our operating ground lease agreements at two properties and settled a contingent consideration earnout provision in the amount of $17.2 million. As these properties were deemed asset acquisitions, the contingent consideration payment was recognized as an additional purchase price within Land improvements and buildings in the Consolidated Balance Sheets, and within Acquisition of properties, net of cash acquired, in the Consolidated Statement of Cash Flows.
In conjunction with the termination, we entered into management agreements with the previous operators to manage these properties effective January 1, 2022.

During the year ended December 31, 2021, we terminated our operating ground lease agreement at one property and settled a contingent consideration earnout provision in the amount of $20.1 million. The initial contingent consideration liability of $9.8 million was recognized at acquisition within Investment property in the Consolidated Balance Sheets, and within financing in the Consolidated Statement of Cash Flows. As this property was deemed a business combination, incremental contingent consideration expense of $10.3 million was recognized within Other expense, net in the Consolidated Statement of Operations and within Operating in the Consolidated Statement of Cash Flows. In conjunction with the termination, we entered into a management agreement with the previous operator to manage the property effective January 1, 2022.

17. Related Party Transactions

Lease of Executive Offices - Gary A. Shiffman, together with certain of his family members, indirectly owns an equity interest of approximately 28.1 percent in American Center LLC, the entity from which we lease office space for our principal executive offices. Each of Brian M. Hermelin, Ronald A. Klein and Arthur A. Weiss indirectly owns less than one percent interest in American Center LLC. Mr. Shiffman is our Chief Executive Officer and Chairman of the Board. Each of Mr. Hermelin, Mr. Klein and Mr. Weiss is a director of the Company. Under this agreement, we lease approximately 103,100 rentable square feet of permanent space. The lease agreement includes annual graduated rent increases through the initial end date of October 31, 2026. As of December 31, 2021, the average gross base rent was $19.95 per square foot. Each of Mr. Shiffman, Mr. Hermelin, Mr. Klein and Mr. Weiss may have a conflict of interest with respect to his obligations as our officer and / or director and his ownership interest in American Center LLC.

Use of Airplane - Gary A. Shiffman is the beneficial owner of an airplane that we use from time to time for business purposes. During the years ended December 31, 2021, 2020 and 2019, we paid $0.7 million, $0.3 million and $0.4 million for the use of the airplane, respectively. Mr. Shiffman may have a conflict of interest with respect to his obligations as our officer and director and his ownership interest in the airplane.

Telephone Services - Brian M. Hermelin is a principal and a beneficial owner of an entity that installs and maintains emergency telephone systems at our properties. During the years ended December 31, 2021 and 2020, we paid $0.2 million for these services, respectively. Mr. Hermelin may have a conflict of interest with respect to his obligations as our director and his position with and ownership interest in the provider of these services.

Legal Counsel - During 2019-2021, Jaffe, Raitt, Heuer, & Weiss, Professional Corporation acted as our general counsel and represented us in various matters. Arthur A. Weiss is the Chairman of the Board of Directors and a shareholder of such firm. We incurred legal fees and expenses owed to Jaffe, Raitt, Heuer, & Weiss of approximately $10.3 million, $13.3 million and $11.1 million in the years ended December 31, 2021, 2020 and 2019, respectively.

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
18. Recent Accounting Pronouncements

Recent Accounting Pronouncements - Adopted

In July 2021, the FASB issued ASU 2021-05, "Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments." This update amends ASC 842 so that lessors are no longer required to recognize a selling loss upon commencement of a lease with variable lease payments that, prior to the amendments, would have been classified as a sales-type or direct financing lease. Under the amended guidance, a lessor must classify as an operating lease any lease that would otherwise be classified as a sales-type or direct financing lease and that would result in the recognition of a selling loss at lease commencement, provided that the lease includes variable lease payments that do not depend on an index or rate. We adopted the ASU during the three months ended September 30, 2021. The adoption of this ASU did not have an impact on our Consolidated Financial Statements as none of our lessor leases with variable lease payments required us to recognize a selling loss upon commencement of the lease.

Recent Accounting Pronouncements - Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional guidance for accounting for contracts, hedging relationships, and other transactions affected by the reference rate reform, if certain criteria are met. The provisions of this standard are available for election through December 31, 2022. As of December 31, 2021, we do not expect the reference rate reform will have a material impact on our Consolidated Financial Statements as the majority of our debt has fixed interest rates.

19. Subsequent Events

Acquisitions

On November 13, 2021, we entered into a definitive agreement to acquire Park Holidays, an owner and operator of holiday communities in the United Kingdom, for £950.0 million, or approximately $1.3 billion. We anticipate the closing of the acquisition will occur in the three months ending March 31, 2022.

Subsequent to the year ended December 31, 2021, we acquired the following properties:

Property Name	Property Type	Sites, Wet Slips and Dry Storage Spaces	Development Sites	City	State / Province	Total Purchase Price (in millions)
Harrison Yacht Yard	Marina	21	—	Grasonville	MD	$5.8
Outer Banks	Marina	196	—	Wanchese	NC	5.0
Jarrett Bay Boatworks(1)	Marina	12	—	Beaufort	NC	51.4
Total Subsequent Acquisitions		229	—			$62.2
(1)In conjunction with the acquisition, we issued 14,683 common OP units.

Derivatives

In January 2022, we entered into a treasury lock contract with a notional value of $150.0 million to hedge the interest rate risk associated with future issuances of fixed-rate long term debt. The benchmark index rate used is the on-the-run 10-year U.S. Treasury.

In February 2022, we entered into two treasury lock contracts each with an aggregate notional value of $300.0 million to hedge the interest rate risk associated with future issuances of fixed-rate long term debt. The benchmark index rate used is the on-the-run 10-year U.S. Treasury.

Proposed Loan Amendment

In January 2022, we obtained commitments from our lender group to enter into the Proposed Loan Amendment to amend our Credit Agreement. The Proposed Loan Amendment would provide for borrowings of up to an aggregate of $4.2 billion in the form of a $3.05 billion revolving loan facility and a $1.15 billion term loan facility with the ability to draw funds from the combined facility in U.S. dollars, British pounds, Euros, Canadian dollars and Australian dollars. We would also have the ability to upsize our total borrowing by an additional $800.0 million, subject to certain conditions.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The revolving loan facility would mature on the fifth anniversary of the Proposed Loan Amendment, assuming the exercise of two six-month extension options. The term loan facility would mature on the third anniversary of the Proposed Loan Amendment. Interest on the combined facility would be based on Term SOFR, the Adjusted Eurocurrency Rate, the Australian Bank Bill Swap Bid Rate (BBSY), the Daily SONIA Rate or the Canadian Dollar Offered Rate plus a margin which can range from 0.725 percent to 1.6 percent.

The closing of the Proposed Loan Amendment is subject to, among other things, the closing of our acquisition of Park Holidays, the negotiation and execution of definitive documentation acceptable to our lender group, and customary closing contingencies. There can be no assurance that we will be able to successfully enter into the Proposed Loan Amendment on the terms described above or at all.

We have evaluated our Consolidated Financial Statements for subsequent events through the date that this Form 10-K was issued.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2021
(amounts in thousands)
The following tables set forth real estate and accumulated depreciation relating to our MH and RV properties.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2021
Property Name	Location	Encumbrances(9)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
47 North(5)	Cle Elum, WA	$—	$19,650	$—	$2,826		$10,215	$22,476	$10,215	$32,691	$—	2021	(C)
49'er Village RV Resort	Plymouth, CA	—	2,180	10,710	—		2,483	2,180	13,193	15,373	(2,343)	2017	(A)
Academy / West Point	Canton, MI	33,150	1,485	14,278	—		10,188	1,485	24,466	25,951	(14,361)	2000	(A)
Adirondack Gateway RV Resort & Campground	Gansevoort, NY	—	620	1,970	—		2,732	620	4,702	5,322	(1,049)	2016	(A)
Allendale Meadows Mobile Village	Allendale, MI	22,801	366	3,684	—		8,598	366	12,282	12,648	(8,258)	1996	(A)
Alpine Meadows Mobile Village	Grand Rapids, MI	10,510	729	6,692	—		9,511	729	16,203	16,932	(10,539)	1996	(A&C)
Alta Laguna	Rancho Cucamonga, CA	26,763	23,736	21,088	—		1,835	23,736	22,923	46,659	(4,416)	2016	(A)
Andover(4)	Grass Lake, MI	—	2,082	11,218	—		200	2,082	11,418	13,500	(202)	2021	(A)
Apple Carr Village	Muskegon, MI	—	800	6,172	336		24,661	1,136	30,833	31,969	(7,153)	2011	(A&C)
Apple Creek	Amelia, OH	7,245	543	5,480	—		2,861	543	8,341	8,884	(5,119)	1999	(A)
Arbor Terrace RV Park	Bradenton, FL	16,049	456	4,410	—		6,438	456	10,848	11,304	(6,106)	1996	(A)
Arbor Woods	Ypsilanti, MI	—	3,340	12,385	—		11,032	3,340	23,417	26,757	(5,376)	2017	(A)
Archview RV Resort & Campground	Moab, UT	—	6,289	8,419	5		792	6,294	9,211	15,505	(1,200)	2018	(A)
Ariana Village	Lakeland, FL	5,074	240	2,195	—		2,255	240	4,450	4,690	(2,656)	1994	(A)
Arran Lake RV Resort & Campground	Allenford, ON	—	1,190	1,175	1	(1)	491	1,191	1,666	2,857	(361)	2016	(A)
Augusta Village	Augusta, ME	—	776	3,083	—		658	776	3,741	4,517	(174)	2020	(A)
Austin Lone Star RV Resort	Austin, TX	—	630	7,913	—		2,333	630	10,246	10,876	(2,027)	2016	(A)
Autumn Ridge	Ankeny, IA	23,433	890	8,054	(33)	(3)	7,649	857	15,703	16,560	(9,045)	1996	(A)
Bahia Vista Estates	Sarasota, FL	—	6,810	17,650	—		3,261	6,810	20,911	27,721	(3,694)	2016	(A)
Baker Acres RV Resort	Zephyrhills, FL	6,904	2,140	11,880	—		3,099	2,140	14,979	17,119	(2,857)	2016	(A)
Beachwood Resort(4)	Blaine, WA	—	7,498	7,586	—		43	7,498	7,629	15,127	(158)	2021	(A)
Beaver Brook Campground(4)	N. Monmouth, ME	—	572	4,088	—		50	572	4,138	4,710	(74)	2021	(A)
Beechwood	Killingworth, CT	—	7,897	18,400	—		1,026	7,897	19,426	27,323	(1,650)	2019	(A)
Bell Crossing	Clarksville, TN	9,005	717	1,916	(13)	(3)	7,305	704	9,221	9,925	(5,891)	1999	(A&C)
Big Tree RV Resort	Arcadia, FL	—	1,250	13,534	—		2,870	1,250	16,404	17,654	(3,240)	2016	(A)
Birch Hill Estates	Bangor, ME	—	2,025	29,461	—		1,126	2,025	30,587	32,612	(1,610)	2020	(A)
Blue Heron Pines	Punta Gorda, FL	17,329	410	35,294	—		5,870	410	41,164	41,574	(8,679)	2015	(A&C)
Blue Jay MH & RV Resort	Dade City, FL	—	2,040	9,679	—		2,329	2,040	12,008	14,048	(2,183)	2016	(A)
Blue Star(7)	Apache Junction, AZ	2,434	5,120	12,720	(4,140)	(7)	(9,537)	980	3,183	4,163	(717)	2014	(A)
Blue Water Beach Resort(4)	Garden City, UT	—	2,055	7,930	—		128	2,055	8,058	10,113	(156)	2021	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2021
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2021
Property Name	Location	Encumbrances(9)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Blueberry Hill	Bushnell, FL	12,974	3,830	3,240	—		4,172	3,830	7,412	11,242	(3,007)	2012	(A)
Bluebonnet Lake(4)(5)	Austin, TX	—	8,537	—	—		1,624	8,537	1,624	10,161	—	2021	(C)
Boulder Ridge	Pflugerville, TX	25,743	1,000	500	3,324		58,098	4,324	58,598	62,922	(17,655)	1998	(C)
Branch Creek Estates	Austin, TX	22,378	796	3,716	—		7,819	796	11,535	12,331	(7,257)	1995	(A&C)
Brentwood Estates	Hudson, FL	5,599	1,150	9,359	—		2,830	1,150	12,189	13,339	(2,966)	2015	(A)
Brentwood Mobile Village	Kentwood, MI	9,849	385	3,592	—		1,680	385	5,272	5,657	(3,634)	1996	(A)
Brentwood West	Mesa, AZ	27,775	13,620	24,202	—		1,275	13,620	25,477	39,097	(6,662)	2014	(A)
Broadview Estates	Davison, MI	4,635	749	6,089	—		19,312	749	25,401	26,150	(13,958)	1996	(A&C)
Brook Ridge	Hooksett, NH	—	959	5,971	—		365	959	6,336	7,295	(552)	2019	(A)
Brookside Mobile Home Village	Goshen, IN	—	260	1,080	386		19,623	646	20,703	21,349	(11,252)	1985	(A&C)
Brookside Village	Kentwood, MI	6,446	170	5,564	—		522	170	6,086	6,256	(2,048)	2011	(A)
Buena Vista	Buckeye, AZ	—	9,190	14,363	—		2,988	9,190	17,351	26,541	(1,682)	2019	(A)
Buttonwood Bay MH & RV Resort	Sebring, FL	30,064	1,952	18,294	—		8,176	1,952	26,470	28,422	(16,570)	2001	(A)
Byron Center Mobile Village	Byron Center, MI	3,121	253	2,402	—		1,623	253	4,025	4,278	(2,622)	1996	(A)
Caliente Sands	Cathedral City, CA	—	1,930	6,710	—		795	1,930	7,505	9,435	(1,152)	2017	(A)
Camelot Villa	Macomb, MI	15,860	910	21,211	—		12,368	910	33,579	34,489	(10,378)	2013	(A)
Camp Fimfo(8)	New Braunfels, TX	—	5,163	—	1,791		46,950	6,954	46,950	53,904	(1,223)	2019	(C)
Campers Haven RV Resort	Dennisport, MA	15,713	14,260	11,915	—		11,004	14,260	22,919	37,179	(3,729)	2016	(A)
Candlelight Manor	South Daytona, FL	—	3,140	3,867	—		3,075	3,140	6,942	10,082	(1,325)	2016	(A)
Canyonlands RV Resort & Campground	Moab, UT	—	3,661	7,415	1		798	3,662	8,213	11,875	(1,177)	2018	(A)
Cape May Crossing	Cape May, NJ	—	270	1,693	—		494	270	2,187	2,457	(412)	2016	(A)
Carolina Pines RV Resort	Conway, SC	—	5,900	—	693		97,018	6,593	97,018	103,611	(8,684)	2017	(A&C)
Carriage Cove	Sanford, FL	16,028	6,050	21,235	—		1,695	6,050	22,930	28,980	(5,841)	2014	(A)
Carrington Pointe	Fort Wayne, IN	19,775	1,076	3,632	(1)	(3)	21,218	1,075	24,850	25,925	(10,002)	1997	(A&C)
Cava Robles RV Resort	Paso Robles, CA	—	1,396	—	—		40,955	1,396	40,955	42,351	(6,641)	2014	(C)
Cave Creek	Evans, CO	23,704	2,241	15,343	—		9,492	2,241	24,835	27,076	(11,542)	2004	(C)
Cedar Haven	Holden, ME	—	2,520	10,489	—		102	2,520	10,591	13,111	(582)	2020	(A)
Cedar Springs	Southington, CT	—	2,899	10,253	—		475	2,899	10,728	13,627	(910)	2019	(A)
Central Park MH & RV Resort	Haines City, FL	—	2,600	10,405	—		4,421	2,600	14,826	17,426	(2,698)	2016	(A)
Charlevoix Estates(4)	Charlevoix, MI	—	372	11,980	—		98	372	12,078	12,450	(216)	2021	(A)
Cherrywood	Clinton, NY	—	662	9,629	(135)	(3)	1,922	527	11,551	12,078	(897)	2019	(A)
Chincoteague Island KOA RV Resort	Chincoteague, VA	—	5,750	13,836	—		15,077	5,750	28,913	34,663	(1,723)	2019	(A)
Chisholm Point Estates	Pflugerville, TX	22,365	609	5,286	—		6,344	609	11,630	12,239	(7,337)	1995	(A&C)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2021
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2021
Property Name	Location	Encumbrances(9)	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Cider Mill Crossings	Fenton, MI	—	520	1,568	—	45,076	520	46,644	47,164	(13,113)	2011	(A&C)
Cider Mill Village	Middleville, MI	4,427	250	3,590	—	1,224	250	4,814	5,064	(1,819)	2011	(A)
Cisco Grove Campground & RV(4)	Emigrant Gap, CA	—	1,723	4,803	—	1,019	1,723	5,822	7,545	(100)	2021	(A)
Citrus Hill RV Resort	Dade City, FL	—	1,170	2,422	—	2,062	1,170	4,484	5,654	(732)	2016	(A)
Clear Water Mobile Village	South Bend, IN	12,249	80	1,270	61	6,116	141	7,386	7,527	(4,594)	1986	(A)
Club Naples	Naples, FL	—	5,780	4,952	—	3,578	5,780	8,530	14,310	(3,423)	2011	(A)
Club Wildwood	Hudson, FL	21,672	14,206	21,275	—	3,022	14,206	24,297	38,503	(4,378)	2016	(A)
Coastal Estates	Hampstead, NC	—	3,264	6,469	—	2,884	3,264	9,353	12,617	(683)	2019	(A)
Cobus Green Mobile Home Park	Osceola, IN	8,550	762	7,037	—	8,318	762	15,355	16,117	(10,203)	1993	(A)
Colony in the Wood	Port Orange, FL	—	5,650	26,828	29	3,245	5,679	30,073	35,752	(3,481)	2017	(A&C)
Comal Farms	New Braunfels, TX	—	1,455	1,732	—	9,123	1,455	10,855	12,310	(5,750)	2000	(A&C)
Country Acres Mobile Village	Cadillac, MI	4,156	380	3,495	—	3,154	380	6,649	7,029	(4,358)	1996	(A)
Country Hills Village	Hudsonville, MI	5,759	340	3,861	—	607	340	4,468	4,808	(1,490)	2011	(A)
Country Lakes	Little River, SC	—	1,746	5,522	—	287	1,746	5,809	7,555	(508)	2019	(A)
Country Meadows Mobile Village	Flat Rock, MI	42,427	924	7,583	295	20,527	1,219	28,110	29,329	(18,508)	1994	(A&C)
Country Meadows Village	Caledonia, MI	—	550	5,555	—	6,209	550	11,764	12,314	(3,441)	2011	(A&C)
Country Squire MH & RV Resort	Paisley, FL	—	520	1,719	—	2,561	520	4,280	4,800	(868)	2016	(A)
Country Village Estates	Oregon City, OR	—	22,020	42,615	—	1,034	22,020	43,649	65,669	(3,825)	2019	(A)
Countryside Estates	Mckean, PA	6,374	320	11,610	—	3,545	320	15,155	15,475	(3,601)	2014	(A)
Countryside Village of Atlanta	Lawrenceville, GA	—	1,274	10,957	—	10,852	1,274	21,809	23,083	(8,792)	2004	(A&C)
Countryside Village of Gwinnett	Buford, GA	25,950	1,124	9,539	—	2,226	1,124	11,765	12,889	(5,965)	2004	(A)
Countryside Village of Lake Lanier	Buford, GA	26,002	1,916	16,357	—	6,488	1,916	22,845	24,761	(12,579)	2004	(A)
Coyote Ranch Resort(4)	Wichita Falls, TX	—	—	12,600	—	96	—	12,696	12,696	(170)	2021	(A)
Craigleith RV Resort & Campground	Clarksburg, ON	—	420	705	—	828	420	1,533	1,953	(213)	2016	(A)
Creeks Crossing	Kyle, TX	—	3,484	2	—	12,259	3,484	12,261	15,745	(173)	2019	(C)
Creekwood Meadows	Burton, MI	17,535	808	2,043	403	14,359	1,211	16,402	17,613	(10,768)	1997	(C)
Crestwood	Concord, NH	—	1,849	22,367	—	667	1,849	23,034	24,883	(1,950)	2019	(A)
Crossroads	Aiken, SC	—	822	3,675	—	6,759	822	10,434	11,256	(1,638)	2019	(A&C)
Crown Villa RV Resort	Bend, OR	—	4,039	13,303	—	141	4,039	13,444	17,483	(743)	2020	(A)
Cutler Estates Mobile Village	Grand Rapids, MI	13,542	749	6,941	—	3,592	749	10,533	11,282	(7,074)	1996	(A)
Cypress Greens	Lake Alfred, FL	7,192	960	17,518	—	2,365	960	19,883	20,843	(4,332)	2015	(A)
Daytona Beach RV Resort	Port Orange, FL	—	2,300	7,158	—	4,955	2,300	12,113	14,413	(2,224)	2016	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2021
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2021
Property Name	Location	Encumbrances(9)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Deep Run	Cream Ridge, NJ	—	2,020	13,053	—		522	2,020	13,575	15,595	(1,166)	2019	(A)
Deer Lake RV Resort & Campground	Huntsville, ON	—	2,830	4,260	2	(1)	908	2,832	5,168	8,000	(1,010)	2016	(A)
Deerwood	Orlando, FL	36,769	6,920	37,593	—		4,894	6,920	42,487	49,407	(9,801)	2015	(A)
Desert Harbor	Apache Junction, AZ	10,760	3,940	14,891	—		541	3,940	15,432	19,372	(3,975)	2014	(A)
Driftwood RV Resort & Campground	Clermont, NJ	16,112	1,450	29,851	—		3,990	1,450	33,841	35,291	(9,518)	2014	(A)
Dunedin RV Resort	Dunedin, FL	9,626	4,400	16,923	—		2,990	4,400	19,913	24,313	(3,917)	2016	(A)
Dutton Mill Village	Caledonia, MI	8,773	370	8,997	—		1,821	370	10,818	11,188	(3,857)	2011	(A)
Eagle Crest	Firestone, CO	30,987	2,015	150	—		30,937	2,015	31,087	33,102	(18,638)	1998	(C)
East Fork Crossing	Batavia, OH	—	1,280	6,302	—		17,708	1,280	24,010	25,290	(13,700)	2000	(A&C)
East Village Estates	Washington Twp., MI	18,131	1,410	25,413	—		5,308	1,410	30,721	32,131	(10,021)	2012	(A)
Egelcraft	Muskegon, MI	18,488	690	22,596	—		3,224	690	25,820	26,510	(6,797)	2014	(A)
El Capitan Canyon	Goleta, CA	—	42,077	6,767	—		1,851	42,077	8,618	50,695	(729)	2020	(A)
Ellenton Gardens RV Resort	Ellenton, FL	4,505	2,130	7,755	—		3,356	2,130	11,111	13,241	(2,177)	2016	(A)
Fairfield Village	Ocala, FL	10,311	1,160	18,673	—		1,280	1,160	19,953	21,113	(4,429)	2015	(A)
Farmwood Village	Dover, NH	—	1,232	12,348	—		543	1,232	12,891	14,123	(1,092)	2019	(A)
Fisherman's Cove	Flint Twp., MI	4,615	380	3,438	—		4,406	380	7,844	8,224	(5,671)	1993	(A)
Flamingo Lake RV Resort	Jacksonville, FL	—	4,580	31,866	—		1,276	4,580	33,142	37,722	(1,779)	2020	(A)
Fond du Lac East / Kettle Moraine KOA(8)	Glenbeulah, WI	—	1,050	5,642	—		3,100	1,050	8,742	9,792	(2,861)	2013	(A)
Forest Hill	Southington, CT	—	5,170	10,775	(24)	(3)	1,277	5,146	12,052	17,198	(1,013)	2019	(A)
Forest Meadows	Philomath, OR	2,419	1,031	2,050	—		2,995	1,031	5,045	6,076	(1,687)	1999	(A)
Forest Springs	Grass Valley, CA	—	9,280	43,691	—		608	9,280	44,299	53,579	(2,426)	2020	(A)
Forest View	Homosassa, FL	—	1,330	22,056	—		1,319	1,330	23,375	24,705	(5,256)	2015	(A)
Fort Dupont(4)(5)	Delaware City, DE	—	1,879	—	914		—	2,793	—	2,793	—	2021	(C)
Fort Tatham RV Resort & Campground	Sylva, NC	—	110	760	—		1,081	110	1,841	1,951	(352)	2016	(A)
Four Seasons	Elkhart, IN	11,199	500	4,811	—		3,512	500	8,323	8,823	(4,604)	2000	(A)
Frenchtown Villa / Elizabeth Woods	Newport, MI	28,125	1,450	52,327	—		34,801	1,450	87,128	88,578	(22,903)	2014	(A&C)
Friendly Village of La Habra	La Habra, CA	31,635	26,956	25,202	—		1,558	26,956	26,760	53,716	(5,261)	2016	(A)
Friendly Village of Modesto	Modesto, CA	16,449	6,260	20,885	—		1,578	6,260	22,463	28,723	(4,191)	2016	(A)
Friendly Village of Simi	Simi Valley, CA	16,128	14,906	15,986	—		1,073	14,906	17,059	31,965	(3,264)	2016	(A)
Friendly Village of West Covina	West Covina, CA	12,406	14,520	5,221	—		1,023	14,520	6,244	20,764	(1,246)	2016	(A)
Gig Harbor RV Resort	Gig Harbor, WA	—	3,430	11,930	—		266	3,430	12,196	15,626	(661)	2020	(A)
Glen Ellis Family Campground	Glen, NH	11,652	448	5,798	—		12,967	448	18,765	19,213	(1,272)	2019	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2021
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2021
Property Name	Location	Encumbrances(9)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Glen Haven RV Resort	Zephyrhills, FL	5,090	1,980	8,373	—		1,973	1,980	10,346	12,326	(1,996)	2016	(A)
Glen Laurel	Concord, NC	—	1,641	453	—		10,405	1,641	10,858	12,499	(6,456)	2001	(A&C)
Gold Coaster MH & RV Resort	Homestead, FL	12,952	446	4,234	171		6,431	617	10,665	11,282	(6,200)	1997	(A)
Grand Bay	Dunedin, FL	—	3,460	6,314	—		1,632	3,460	7,946	11,406	(1,413)	2016	(A)
Grand Lakes RV Resort	Citra, FL	—	5,280	4,501	93		6,030	5,373	10,531	15,904	(3,576)	2012	(A)
Grand Mobile Estates	Grand Rapids, MI	9,152	374	3,587	—		3,620	374	7,207	7,581	(4,323)	1996	(A)
Grand Oaks RV Resort & Campground	Cayuga, ON	—	970	4,220	1	(1)	3,320	971	7,540	8,511	(1,239)	2016	(A)
Grove Beach	Westbrook, CT	—	1,221	10,225	—		179	1,221	10,404	11,625	(895)	2019	(A)
Grove Ridge RV Resort	Dade City, FL	3,186	1,290	5,387	—		2,223	1,290	7,610	8,900	(1,491)	2016	(A)
Groves RV Resort	Ft. Myers, FL	16,063	249	2,396	—		4,676	249	7,072	7,321	(3,843)	1997	(A)
Gulfstream Harbor	Orlando, FL	—	14,510	78,930	—		5,682	14,510	84,612	99,122	(18,804)	2015	(A)
Gulliver's Lake RV Resort & Campground	Millgrove, ON	—	2,950	2,950	2	(1)	2,588	2,952	5,538	8,490	(799)	2016	(A)
Gwynn's Island RV Resort & Campground	Gwynn, VA	—	760	595	—		1,936	760	2,531	3,291	(881)	2013	(A)
Haas Lake Park RV Campground(4)	New Hudson, MI	—	—	20,142	—		393	—	20,535	20,535	(270)	2021	(A)
Hacienda Del Rio	Edgewater, FL	—	33,309	80,310	—		6,561	33,309	86,871	120,180	(7,235)	2019	(A)
Hamlin	Webberville, MI	10,242	125	1,675	535		13,170	660	14,845	15,505	(8,478)	1984	(A&C)
Hancock Heights Estates	Hancock, ME	—	750	9,381	—		(41)	750	9,340	10,090	(526)	2020	(A)
Hannah Village	Lebanon, NH	—	365	4,705	—		162	365	4,867	5,232	(424)	2019	(A)
Hemlocks	Tilton, NH	—	1,016	7,151	—		457	1,016	7,608	8,624	(654)	2019	(A)
Heritage	Temecula, CA	12,583	13,200	7,877	—		1,170	13,200	9,047	22,247	(1,763)	2016	(A)
Hickory Hills Village	Battle Creek, MI	—	760	7,697	—		2,329	760	10,026	10,786	(3,564)	2011	(A)
Hidden River RV Resort	Riverview, FL	—	3,950	6,376	—		9,347	3,950	15,723	19,673	(1,868)	2016	(A)
Hidden Valley RV Resort & Campground	Normandale, ON	—	2,610	4,170	2	(1)	2,499	2,612	6,669	9,281	(1,117)	2016	(A)
High Point Park	Frederica, DE	—	898	7,031	(42)	(3)	6,183	856	13,214	14,070	(6,725)	1997	(A)
Highland Greens Estates	Highland, MI	—	3,109	38,038	—		10,580	3,109	48,618	51,727	(2,587)	2020	(A)
Hillcrest	Uncasville, CT	—	10,670	9,607	—		1,339	10,670	10,946	21,616	(934)	2019	(A)
Holiday Park Estates	Bangor, ME	8,800	1,125	13,940	—		877	1,125	14,817	15,942	(755)	2020	(A)
Holiday West Village	Holland, MI	13,479	340	8,067	—		518	340	8,585	8,925	(2,974)	2011	(A)
Holly Forest Estates	Holly Hill, FL	23,807	920	8,376	—		1,376	920	9,752	10,672	(7,262)	1997	(A)
Holly Shores Camping Resort(4)	Cape May, NJ	—	—	27,500	—		525	—	28,025	28,025	(370)	2021	(A)
Holly Village / Hawaiian Gardens	Holly, MI	18,979	1,514	13,596	—		8,495	1,514	22,091	23,605	(10,515)	2004	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2021
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2021
Property Name	Location	Encumbrances(9)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Homosassa River RV Resort	Homosassa Springs, FL	—	1,520	5,020	—		3,520	1,520	8,540	10,060	(1,551)	2016	(A)
Horseshoe Cove RV Resort	Bradenton, FL	19,014	9,466	32,612	—		4,563	9,466	37,175	46,641	(7,127)	2016	(A)
Hospitality Creek Campground(4)	Williamstown, NJ	—	—	15,601	—		156	—	15,757	15,757	(210)	2021	(A)
Hunters Crossing	Capac, MI	—	430	1,092	—		1,121	430	2,213	2,643	(691)	2012	(A)
Hunters Glen	Wayland, MI	—	1,102	11,926	310		15,911	1,412	27,837	29,249	(12,223)	2004	(C)
Huntington Run(4)	Kalamazoo, MI	—	617	11,667	—		8	617	11,675	12,292	(201)	2021	(A)
Hyde Park	Easton, MD	—	6,585	18,256	—		874	6,585	19,130	25,715	(1,601)	2019	(A)
Indian Creek Park	Ft. Myers Beach, FL	59,190	3,832	34,660	—		14,570	3,832	49,230	53,062	(35,475)	1996	(A)
Indian Wells RV Resort	Indio, CA	10,988	2,880	19,470	—		6,895	2,880	26,365	29,245	(4,652)	2016	(A)
Island Lakes	Merritt Island, FL	10,992	700	6,431	—		1,282	700	7,713	8,413	(5,923)	1995	(A)
Jellystone Park™ at Barton Lake	Fremont, IN	—	—	—	4,716		20,549	4,716	20,549	25,265	(1,101)	2020	(A)
Jellystone Park™ at Birchwood Acres MH & RV Resort	Greenfield Park, NY	3,654	560	5,527	—		10,085	560	15,612	16,172	(4,993)	2013	(A)
Jellystone Park™ of Chicago(4)	Millbrook, IL	—	487	4,303	—		151	487	4,454	4,941	(92)	2021	(A)
Jellystone Park™ at Gardiner	Gardiner, NY	—	873	28,406	—		14,015	873	42,421	43,294	(5,539)	2018	(A)
Jellystone Park™ at Golden Valley	Bostic, NC	—	4,829	4,260	(9)	(3)	46,863	4,820	51,123	55,943	(5,224)	2018	(A&C)
Jellystone Park™ at Guadalupe River	Kerrville, TX	—	2,519	23,939	(2)	(3)	10,809	2,517	34,748	37,265	(4,618)	2018	(A)
Jellystone Park™ at Hill Country	Canyon Lake, TX	—	1,991	20,709	—		5,629	1,991	26,338	28,329	(3,261)	2018	(A)
Jellystone Park™ at Larkspur	Larkspur, CO	—	1,880	5,521	429		97,895	2,309	103,416	105,725	(7,741)	2016	(A&C)
Jellystone Park™ at Luray	East Luray, VA	—	3,164	29,588	(1)	(3)	7,183	3,163	36,771	39,934	(4,848)	2018	(A)
Jellystone Park™ at Mammoth Cave(4)	Cave City, KY	—	—	32,500	—		958	—	33,458	33,458	(450)	2021	(A)
Jellystone Park™ at Maryland	Williamsport, MD	—	2,096	23,737	—		9,499	2,096	33,236	35,332	(4,182)	2018	(A)
Jellystone Park™ at Memphis	Horn Lake, MS	2,566	889	6,846	3		1,479	892	8,325	9,217	(1,083)	2018	(A)
Jellystone Park™ at Natural Bridge	Natural Bridge Station, VA	—	902	11,682	—		3,705	902	15,387	16,289	(810)	2020	(A)
Jellystone Park™ at Quarryville	Quarryville, PA	—	3,882	33,781	—		7,773	3,882	41,554	45,436	(5,506)	2018	(A)
Jellystone Park™ at Tower Park(2)	Lodi, CA	—	2,560	29,819	(1)	(3)	26,654	2,559	56,473	59,032	(6,063)	2018	(A)
Jellystone Park™ of Western New York	North Java, NY	6,251	870	8,884	—		7,419	870	16,303	17,173	(5,913)	2013	(A)
Jellystone Park™ at Whispering Pines(4)	Tyler, TX	—	—	13,750	—		120	—	13,870	13,870	(180)	2021	(A)
Jetstream RV Resort at NASA(4)	Houston, TX	—	2,981	14,473	—		165	2,981	14,638	17,619	(273)	2021	(A)
Kensington Meadows	Lansing, MI	17,725	250	2,699	—		9,879	250	12,578	12,828	(8,188)	1995	(A&C)
Kimberly Estates	Newport, MI	—	1,250	6,160	—		12,205	1,250	18,365	19,615	(4,895)	2016	(A)
King's Court Mobile Village	Traverse City, MI	64,950	1,473	13,782	269		21,674	1,742	35,456	37,198	(16,668)	1996	(A&C)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2021
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2021
Property Name	Location	Encumbrances(9)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
King's Lake	DeBary, FL	8,456	280	2,542	—		3,218	280	5,760	6,040	(3,958)	1994	(A)
Kings Manor	Lakeland, FL	—	2,270	5,578	—		5,786	2,270	11,364	13,634	(2,548)	2016	(A)
King's Pointe	Lake Alfred, FL	7,552	510	16,763	—		570	510	17,333	17,843	(3,864)	2015	(A)
Kissimmee Gardens	Kissimmee, FL	—	3,270	14,402	—		1,916	3,270	16,318	19,588	(3,100)	2016	(A)
Kissimmee South MH & RV Resort	Davenport, FL	—	3,740	6,819	—		5,521	3,740	12,340	16,080	(2,179)	2016	(A)
Kittatinny Campground & RV Resort	Barryville, NY	—	—	—	2,705		11,428	2,705	11,428	14,133	(576)	2020	(A)
Knollwood Estates	Allendale, MI	9,225	400	4,061	—		2,748	400	6,809	7,209	(3,883)	2001	(A)
La Casa Blanca	Apache Junction, AZ	—	4,370	14,142	—		748	4,370	14,890	19,260	(3,873)	2014	(A)
La Costa Village	Port Orange, FL	49,205	3,640	62,315	—		2,380	3,640	64,695	68,335	(14,398)	2015	(A)
Lafayette Place	Warren, MI	13,183	669	5,979	—		7,166	669	13,145	13,814	(8,222)	1998	(A)
Lafontaine RV Resort & Campground	Tiny, ON	—	1,290	2,075	1	(1)	2,754	1,291	4,829	6,120	(759)	2016	(A)
Lake Avenue RV Resort & Campground	Cherry Valley, ON	—	670	1,290	1	(1)	1,459	671	2,749	3,420	(429)	2016	(A)
Lake Josephine RV Resort	Sebring, FL	—	490	2,830	—		2,375	490	5,205	5,695	(667)	2016	(A)
Lake Juliana Landings	Auburndale, FL	—	335	3,048	—		2,074	335	5,122	5,457	(3,683)	1994	(A)
Lake Pointe Village	Mulberry, FL	17,539	480	29,795	—		708	480	30,503	30,983	(6,719)	2015	(A)
Lake San Marino RV Park	Naples, FL	23,038	650	5,760	—		6,335	650	12,095	12,745	(7,100)	1996	(A)
Lakefront	Lakeside, CA	25,518	21,556	17,440	—		1,227	21,556	18,667	40,223	(3,604)	2016	(A)
Lakeland RV Resort	Lakeland, FL	—	1,730	5,524	—		3,775	1,730	9,299	11,029	(1,600)	2016	(A)
Lakeshore Landings	Orlando, FL	12,645	2,570	19,481	—		1,721	2,570	21,202	23,772	(5,471)	2014	(A)
Lakeshore Villas	Tampa, FL	—	3,080	18,983	—		1,464	3,080	20,447	23,527	(4,474)	2015	(A)
Lakeside	Terryville, CT	—	1,278	3,445	—		138	1,278	3,583	4,861	(314)	2019	(A)
Lakeside Crossing	Conway, SC	12,222	3,520	31,615	—		17,462	3,520	49,077	52,597	(8,826)	2015	(A&C)
Lakeview	Ypsilanti, MI	—	1,156	10,903	(1)	(3)	7,974	1,155	18,877	20,032	(9,800)	2004	(A)
Lakeview CT	Danbury, CT	—	2,545	8,884	—		979	2,545	9,863	12,408	(821)	2019	(A)
Lakeview Mobile Estates	Yucaipa, CA	—	—	—	4,102		20,322	4,102	20,322	24,424	(1,064)	2020	(A)
Lamplighter	Port Orange, FL	6,999	1,330	12,846	—		982	1,330	13,828	15,158	(3,053)	2015	(A)
Laurel Heights	Uncasville, CT	—	1,678	693	—		131	1,678	824	2,502	(74)	2019	(A)
Lazy J Ranch	Arcata, CA	—	7,100	6,838	—		740	7,100	7,578	14,678	(1,158)	2017	(A)
Lazy Lakes RV Resort(2)(4)	Summerland Key, FL	—	7,653	4,418	—		—	7,653	4,418	12,071	(93)	2021	(A)
Leaf Verde RV Resort	Buckeye, AZ	—	3,417	8,437	12		1,240	3,429	9,677	13,106	(1,204)	2018	(A)
Leisure Point Resort	Millsboro, DE	—	3,628	41,291	—		973	3,628	42,264	45,892	(3,589)	2019	(A)
Leisure Village	Belmont, MI	—	360	8,219	113		2,635	473	10,854	11,327	(3,317)	2011	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2021
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2021
Property Name	Location	Encumbrances(9)	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Lemon Wood	Ventura, CA	18,538	19,540	6,918	—	1,383	19,540	8,301	27,841	(1,612)	2016	(A)
Liberty Farm	Valparaiso, IN	—	66	1,201	116	4,875	182	6,076	6,258	(3,393)	1985	(A&C)
Lincoln Estates	Holland, MI	—	455	4,201	—	1,627	455	5,828	6,283	(3,982)	1996	(A)
Lone Star Jellystone Park	Waller, TX	—	1,767	19,361	—	4,859	1,767	24,220	25,987	(1,321)	2020	(A)
Long Beach RV Resort & Campground	Barnegat, NJ	—	710	3,414	—	1,650	710	5,064	5,774	(926)	2016	(A)
Lost Dutchman	Apache Junction, AZ	3,708	—	—	4,140	14,681	4,140	14,681	18,821	(3,732)	2014	(A)
Majestic Oaks RV Resort	Zephyrhills, FL	4,271	3,940	4,725	62	2,242	4,002	6,967	10,969	(1,478)	2016	(A)
Maple Brook	Matteson, IL	40,364	8,460	48,865	—	967	8,460	49,832	58,292	(12,768)	2014	(A)
Maplewood Manor	Brunswick, ME	7,559	1,770	12,982	—	1,548	1,770	14,530	16,300	(3,609)	2014	(A)
Marco Naples RV Resort	Naples, FL	—	2,790	10,458	—	5,305	2,790	15,763	18,553	(2,727)	2016	(A)
Marina Cove	Uncasville, CT	—	262	365	—	136	262	501	763	(35)	2019	(A)
Meadow Lake Estates	White Lake, MI	—	1,188	11,498	127	7,120	1,315	18,618	19,933	(14,443)	1994	(A)
Meadowbrook	Charlotte, NC	—	1,310	6,570	—	11,721	1,310	18,291	19,601	(10,554)	2000	(A&C)
Meadowbrook Estates	Monroe, MI	12,587	431	3,320	379	16,626	810	19,946	20,756	(12,671)	1986	(A)
Meadowbrook Village	Tampa, FL	11,215	519	4,728	—	1,315	519	6,043	6,562	(4,895)	1994	(A)
Meadowlands of Gibraltar	Gibraltar, MI	17,625	640	7,673	—	3,321	640	10,994	11,634	(2,737)	2015	(A)
Meadowstone(4)	Hastings, MI	—	672	20,327	—	209	672	20,536	21,208	(358)	2021	(A)
Menifee Development(5)	Menifee, CA	—	2,258	—	—	2,970	2,258	2,970	5,228	—	2020	(C)
Merrymeeting	Brunswick, ME	—	250	1,020	—	678	250	1,698	1,948	(478)	2014	(A)
Mi-Te-Jo Campground	Milton, NH	—	1,416	7,580	—	6,960	1,416	14,540	15,956	(1,889)	2018	(A)
Mill Creek MH & RV Resort	Kissimmee, FL	—	1,400	4,839	—	5,278	1,400	10,117	11,517	(1,812)	2016	(A)
Millwood	Uncasville, CT	—	2,425	8	—	1,635	2,425	1,643	4,068	(43)	2019	(A&C)
Moab Valley RV Resort & Campground	Moab, UT	—	3,693	8,732	1	2,763	3,694	11,495	15,189	(1,408)	2018	(A)
Moreno 66 Development(4)(5)	Moreno Valley, CA	—	5,012	—	—	361	5,012	361	5,373	—	2021	(C)
Mountain View	Mesa, AZ	10,308	5,490	12,325	—	864	5,490	13,189	18,679	(3,387)	2014	(A)
Napa Valley	Napa, CA	18,166	17,740	11,675	—	1,126	17,740	12,801	30,541	(2,509)	2016	(A)
Naples RV Resort	Naples, FL	6,597	3,640	2,020	—	2,968	3,640	4,988	8,628	(1,638)	2011	(A)
New England Village	Westbrook, CT	—	4,188	1,444	—	62	4,188	1,506	5,694	(138)	2019	(A)
New Point RV Resort	New Point, VA	—	1,550	5,259	—	4,814	1,550	10,073	11,623	(3,377)	2013	(A)
New Ranch	Clearwater, FL	—	2,270	2,723	—	1,686	2,270	4,409	6,679	(744)	2016	(A)
North Lake Estates	Moore Haven, FL	—	4,150	3,486	—	2,347	4,150	5,833	9,983	(2,374)	2011	(A)
North Point Estates	Pueblo, CO	—	1,582	3,027	1	3,999	1,583	7,026	8,609	(4,116)	2001	(C)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2021
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2021
Property Name	Location	Encumbrances(9)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Northville Crossing	Northville, MI	16,163	1,236	29,564	—		5,015	1,236	34,579	35,815	(12,244)	2012	(A)
Oak Creek	Coarsegold, CA	8,500	4,760	11,185	—		2,116	4,760	13,301	18,061	(3,464)	2014	(A)
Oak Crest	Austin, TX	20,940	4,311	12,611	4,365		25,584	8,676	38,195	46,871	(11,641)	2002	(C)
Oak Grove	Plainville, CT	—	1,004	1,660	—		55	1,004	1,715	2,719	(146)	2019	(A)
Oak Island Village	East Lansing, MI	16,447	320	6,843	—		2,739	320	9,582	9,902	(3,617)	2011	(A)
Oak Ridge	Manteno, IL	29,011	1,090	36,941	—		4,951	1,090	41,892	42,982	(10,879)	2014	(A)
Oakview Estates	Arcadia, FL	—	850	3,881	—		1,465	850	5,346	6,196	(977)	2016	(A)
Oakwood Village	Miamisburg, OH	31,451	1,964	6,401	(1)	(3)	13,692	1,963	20,093	22,056	(12,357)	1998	(A&C)
Ocean Breeze Jensen Beach MH & RV Resort	Jensen Beach, FL	—	19,026	13,862	—		32,905	19,026	46,767	65,793	(7,161)	2016	(A&C)
Ocean Breeze MH & RV Resort(6)	Marathon, FL	—	2,330	1,770	—		5,655	2,330	7,425	9,755	(508)	2016	(A)
Ocean Mesa RV Resort	Goleta, CA	—	15,962	6,200	—		252	15,962	6,452	22,414	(390)	2020	(A)
Ocean Pines	Garden City, SC	—	7,623	35,333	—		1,400	7,623	36,733	44,356	(3,897)	2019	(A)
Ocean West	McKinleyville, CA	4,488	5,040	4,413	349		1,041	5,389	5,454	10,843	(757)	2017	(A)
Oceanside RV Resort & Campground	Coos Bay, OR	—	2,718	3,244	1		1,739	2,719	4,983	7,702	(661)	2018	(A)
Orange City MH & RV Resort	Orange City, FL	11,172	920	5,540	—		6,329	920	11,869	12,789	(3,127)	2011	(A)
Orange Tree Village	Orange City, FL	9,710	283	2,530	15		1,427	298	3,957	4,255	(3,035)	1994	(A)
Orchard Lake	Milford, OH	—	395	4,025	(15)	(3)	3,361	380	7,386	7,766	(3,969)	1999	(A)
Paddock Park South	Ocala, FL	—	630	6,601	—		1,904	630	8,505	9,135	(1,592)	2016	(A)
Palm Creek Golf & RV Resort	Casa Grande, AZ	92,805	11,836	76,143	—		26,863	11,836	103,006	114,842	(35,731)	2012	(A&C)
Palm Key Village	Davenport, FL	15,328	3,840	15,661	—		778	3,840	16,439	20,279	(3,721)	2015	(A)
Palm Village	Bradenton, FL	—	2,970	2,849	—		1,825	2,970	4,674	7,644	(839)	2016	(A)
Palos Verdes Shores MH & Golf Community(2)	San Pedro, CA	24,273	—	21,815	—		2,775	—	24,590	24,590	(4,521)	2016	(A)
Park Place	Sebastian, FL	—	1,360	48,678	178		3,764	1,538	52,442	53,980	(11,313)	2015	(A)
Park Royale	Pinellas Park, FL	14,841	670	29,046	—		682	670	29,728	30,398	(6,560)	2015	(A)
Parkside Village	Cheektowaga, NY	—	550	10,402	—		363	550	10,765	11,315	(2,763)	2014	(A)
Pearwood RV Resort(4)	Pearland, TX	—	—	10,250	—		131	—	10,381	10,381	(140)	2021	(A)
Pebble Creek	Greenwood, IN	—	1,030	5,074	—		10,902	1,030	15,976	17,006	(8,040)	2000	(A&C)
Pecan Branch	Georgetown, TX	—	1,379	—	235		20,678	1,614	20,678	22,292	(5,199)	1999	(C)
Pecan Park RV Resort	Jacksonville, FL	—	2,000	5,000	1,420		12,064	3,420	17,064	20,484	(2,084)	2016	(A&C)
Pelican Bay	Micco, FL	6,211	470	10,543	—		1,791	470	12,334	12,804	(2,846)	2015	(A)
Pembroke Downs	Chino, CA	10,403	9,560	7,269	—		883	9,560	8,152	17,712	(1,485)	2016	(A)
Peter's Pond RV Resort	Sandwich, MA	—	4,700	22,840	—		4,298	4,700	27,138	31,838	(9,580)	2013	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2021
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2021
Property Name	Location	Encumbrances(9)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Petoskey KOA RV Resort	Petoskey, MI	—	214	8,676	652		7,520	866	16,196	17,062	(1,452)	2018	(A)
Pheasant Ridge	Lancaster, PA	41,341	2,044	19,279	—		1,359	2,044	20,638	22,682	(12,696)	2002	(A)
Pheasant Ridge RV Park(2)(4)	Wilsonville, OR	—	—	19,015	—		191	—	19,206	19,206	(260)	2021	(A)
Pickerel Park RV Resort & Campground	Napanee, ON	—	900	2,125	1	(1)	2,136	901	4,261	5,162	(800)	2016	(A)
Pine Hills	Middlebury, IN	2,524	72	544	60		3,571	132	4,115	4,247	(2,590)	1980	(A)
Pine Ridge	Prince George, VA	11,275	405	2,397	1		24,211	406	26,608	27,014	(7,881)	1986	(A&C)
Pine Trace	Houston, TX	—	2,907	17,169	(212)	(3)	13,321	2,695	30,490	33,185	(15,463)	2004	(A&C)
Pinebrook Village	Kentwood, MI	—	130	5,692	—		1,502	130	7,194	7,324	(2,672)	2011	(A)
Pineview Estates(4)	Flint, MI	—	1,868	57,431	—		5,351	1,868	62,782	64,650	(1,155)	2021	(A)
Pismo Dunes RV Resort	Pismo Beach, CA	19,023	11,070	10,190	—		1,471	11,070	11,661	22,731	(1,821)	2017	(A)
Pleasant Beach Campground(4)	Sherkston, ON	—	1,620	559	(344)	(1)	(99)	1,276	460	1,736	(9)	2021	(A)
Pleasant Lake RV Resort	Bradenton, FL	12,091	5,220	20,403	—		4,011	5,220	24,414	29,634	(4,717)	2016	(A)
Pony Express RV Resort & Campground	North Salt Lake, UT	—	3,429	4,643	1		2,156	3,430	6,799	10,229	(904)	2018	(A)
Presidential Estates Mobile Village	Hudsonville, MI	23,007	680	6,314	—		4,507	680	10,821	11,501	(7,173)	1996	(A)
Rainbow MH & RV Resort	Frostproof, FL	4,348	1,890	5,682	—		5,046	1,890	10,728	12,618	(3,862)	2012	(A)
Rainbow Village of Largo	Largo, FL	8,687	4,420	12,529	—		3,925	4,420	16,454	20,874	(3,326)	2016	(A)
Rainbow Village of Zephyrhills	Zephyrhills, FL	8,873	1,800	9,884	—		2,387	1,800	12,271	14,071	(2,388)	2016	(A)
Rancho Alipaz(2)	San Juan Capistrano, CA	12,431	—	2,856	16,168		918	16,168	3,774	19,942	(716)	2016	(A)
Rancho Caballero	Riverside, CA	14,887	16,560	12,446	—		1,389	16,560	13,835	30,395	(2,559)	2016	(A)
Rancho Mirage	Apache Junction, AZ	—	7,510	22,238	—		1,021	7,510	23,259	30,769	(5,916)	2014	(A)
Red Oaks MH & RV Resort(2)	Bushnell, FL	—	5,180	20,499	—		6,934	5,180	27,433	32,613	(5,229)	2016	(A)
Regency Heights	Clearwater, FL	26,546	11,330	15,734	—		3,130	11,330	18,864	30,194	(3,323)	2016	(A)
Reserve at Fox Creek	Bullhead City, AZ	15,264	1,950	20,074	—		1,081	1,950	21,155	23,105	(5,392)	2014	(A)
Reunion Lake RV Resort(2)	Ponchatoula, LA	—	7,726	16,146	—		10,425	7,726	26,571	34,297	(1,816)	2019	(A)
Richmond Place	Richmond, MI	6,400	501	2,040	(31)	(3)	3,516	470	5,556	6,026	(3,030)	1998	(A)
River Beach Campsites & RV	Milford, PA	—	—	—	318		4,496	318	4,496	4,814	(258)	2020	(A)
River Haven Village	Grand Haven, MI	—	1,800	16,967	—		18,286	1,800	35,253	37,053	(16,889)	2001	(A)
River Pines	Nashua, NH	—	2,739	37,802	—		784	2,739	38,586	41,325	(3,321)	2019	(A)
River Ranch	Austin, TX	—	4,690	843	182		39,228	4,872	40,071	44,943	(13,495)	2000	(A&C)
River Ridge(4)	Saline, MI	—	1,013	26,884	—		223	1,013	27,107	28,120	(475)	2021	(A)
River Ridge Estates	Austin, TX	39,509	3,201	15,090	—		6,264	3,201	21,354	24,555	(12,022)	2002	(C)
River Run	Granby, CO	—	8,642	—	(3,144)	(3)	136,779	5,498	136,779	142,277	(8,426)	2018	(C)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2021
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2021
Property Name	Location	Encumbrances(9)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Riverside Club	Ruskin, FL	38,302	1,600	66,207	—		12,185	1,600	78,392	79,992	(16,070)	2015	(A)
Riverside Drive Park	Augusta, ME	—	1,177	12,084	—		710	1,177	12,794	13,971	(660)	2020	(A)
Riverside Village	Jensen Beach, FL	—	4,623	—	193		2,261	4,816	2,261	7,077	(53)	2020	(A)
Rock Crusher Canyon RV Resort	Crystal River, FL	—	420	5,542	168		5,950	588	11,492	12,080	(2,458)	2015	(A)
Rocky Mountain RV Park(2)(4)	Gardiner, MT	—	—	12,500	—		111	—	12,611	12,611	(170)	2021	(A)
Rolling Hills	Storrs, CT	—	3,960	3,755	—		2,867	3,960	6,622	10,582	(342)	2019	(A)
Roxbury Park	Goshen, IN	—	1,057	9,870	1		5,593	1,058	15,463	16,521	(8,524)	2001	(A)
Royal Country	Miami, FL	58,500	2,290	20,758	—		3,459	2,290	24,217	26,507	(20,491)	1994	(A)
Royal Palm Village	Haines City, FL	10,843	1,730	27,446	—		4,621	1,730	32,067	33,797	(7,136)	2015	(A)
Royal Palms MH & RV Resort(2)	Cathedral City, CA	—	—	21,660	—		2,454	—	24,114	24,114	(4,406)	2016	(A)
Rudgate Clinton	Clinton Township, MI	23,994	1,090	23,664	—		9,908	1,090	33,572	34,662	(11,228)	2012	(A)
Rudgate Manor	Sterling Heights, MI	14,356	1,440	31,110	—		14,557	1,440	45,667	47,107	(15,515)	2012	(A)
Saco / Old Orchard Beach KOA	Saco, ME	—	790	3,576	—		5,446	790	9,022	9,812	(2,901)	2014	(A)
Saddle Oak Club	Ocala, FL	19,148	730	6,743	—		1,986	730	8,729	9,459	(6,910)	1995	(A)
Saddlebrook	San Marcos, TX	—	1,703	11,843	—		25,175	1,703	37,018	38,721	(14,581)	2002	(C)
Sandy Lake MH & RV Resort	Carrolton, TX	—	730	17,837	—		1,888	730	19,725	20,455	(3,699)	2016	(A)
Saralake Estates	Sarasota, FL	—	6,540	11,403	—		1,349	6,540	12,752	19,292	(2,417)	2016	(A)
Savanna Club	Port St. Lucie, FL	64,564	12,810	79,887	—		675	12,810	80,562	93,372	(17,970)	2015	(A&C)
Scio Farms Estates	Ann Arbor, MI	54,268	2,300	22,659	(11)	(3)	14,897	2,289	37,556	39,845	(26,498)	1995	(A&C)
Sea Air Village	Rehoboth Beach, DE	—	1,207	10,179	374		2,843	1,581	13,022	14,603	(7,809)	1997	(A)
Serendipity	North Fort Myers, FL	—	1,160	23,522	—		3,702	1,160	27,224	28,384	(6,162)	2015	(A)
Settler's Rest RV Resort	Zephyrhills, FL	—	1,760	7,685	—		2,204	1,760	9,889	11,649	(1,900)	2016	(A)
Shadow Wood Village	Hudson, FL	—	4,520	3,898	741		11,739	5,261	15,637	20,898	(1,723)	2016	(A)
Shady Pines MH & RV Resort	Galloway Township, NJ	—	1,060	3,768	—		1,381	1,060	5,149	6,209	(1,014)	2016	(A)
Shady Road Villas	Ocala, FL	—	450	2,819	—		4,060	450	6,879	7,329	(1,144)	2016	(A)
Sheffield Estates	Auburn Hills, MI	—	778	7,165	—		3,165	778	10,330	11,108	(5,137)	2006	(A)
Shelby Forest	Shelby Twp., MI	—	4,050	42,362	—		54	4,050	42,416	46,466	(4,021)	2019	(A)
Shelby West	Shelby Twp., MI	—	5,676	38,933	—		633	5,676	39,566	45,242	(3,572)	2019	(A)
Shell Creek RV Resort & Marina	Punta Gorda, FL	6,143	2,200	9,662	—		3,493	2,200	13,155	15,355	(2,337)	2016	(A)
Shenandoah Acres Family Campground	Stuarts Draft, VA	—	—	—	1,936		17,128	1,936	17,128	19,064	(856)	2020	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2021
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2021
Property Name	Location	Encumbrances(9)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Sherkston Shores Beach Resort & Campground	Sherkston, ON	—	22,750	97,164	456	(1)	34,069	23,206	131,233	154,439	(22,009)	2016	(A)
Siesta Bay RV Park	Ft. Myers, FL	65,019	2,051	18,549	5		5,554	2,056	24,103	26,159	(18,135)	1996	(A)
Silver Birches RV Resort & Campground	Lambton Shores, ON	—	880	1,540	1	(1)	612	881	2,152	3,033	(451)	2016	(A)
Silver Springs	Clinton Township, MI	—	861	16,595	—		2,717	861	19,312	20,173	(6,838)	2012	(A)
Sky Harbor	Cheektowaga, NY	13,198	2,318	24,253	—		7,125	2,318	31,378	33,696	(7,624)	2014	(A)
Skyline	Fort Collins, CO	9,475	2,260	12,120	—		1,087	2,260	13,207	15,467	(3,401)	2014	(A)
Slickrock RV Resort & Campground	Moab, UT	—	—	—	3,188		10,946	3,188	10,946	14,134	(555)	2019	(A)
Smith Creek Crossing	Granby, CO	—	1,395	—	36		36,759	1,431	36,759	38,190	(1,485)	2018	(C)
Southern Charm MH & RV Resort	Zephyrhills, FL	11,269	4,940	17,366	—		3,084	4,940	20,450	25,390	(4,080)	2016	(A)
Southern Hills / Northridge Place	Stewartville, MN	7,264	360	12,723	—		11,270	360	23,993	24,353	(6,378)	2014	(A&C)
Southern Leisure RV Resort(4)	Chiefland, FL	—	3,063	14,831	—		52	3,063	14,883	17,946	(268)	2021	(A)
Southern Palms	Ladson, SC	—	2,351	9,441	—		362	2,351	9,803	12,154	(3,039)	2019	(A)
Southern Pines	Bradenton, FL	—	1,710	3,337	—		1,364	1,710	4,701	6,411	(970)	2016	(A)
Southport Springs Golf & Country Club	Zephyrhills, FL	33,258	15,060	17,229	—		4,407	15,060	21,636	36,696	(4,759)	2015	(A&C)
Southside Landing	Cambridge, MD	—	1,004	2,535	—		1,076	1,004	3,611	4,615	(295)	2019	(A)
Southwood Village	Grand Rapids, MI	—	300	11,517	—		1,471	300	12,988	13,288	(4,427)	2011	(A)
Spanish Main MH & RV Resort	Thonotasassa, FL	—	2,390	8,159	—		5,639	2,390	13,798	16,188	(2,350)	2016	(A)
St. Clair Place	St. Clair, MI	1,588	501	2,029	—		2,554	501	4,583	5,084	(2,531)	1998	(A)
Stonebridge (MI)(5)	Richfield Twp., MI	—	2,044	—	246		2,231	2,290	2,231	4,521	(304)	1998	(C)
Stonebridge (TX)	San Antonio, TX	—	2,515	2,096	(615)	(3)	6,534	1,900	8,630	10,530	(4,962)	2000	(A&C)
Stonebrook	Homosassa, FL	—	650	14,063	—		1,472	650	15,535	16,185	(3,355)	2015	(A)
Strafford / Lake Winnipesaukee South KOA	Strafford, NH	—	—	—	304		8,539	304	8,539	8,843	(391)	2019	(A)
Summit Ridge	Converse, TX	—	2,615	2,092	(883)	(3)	18,868	1,732	20,960	22,692	(10,195)	2000	(A&C)
Sun Outdoors Association Island(4)	Henderson, NY	—	1,658	14,655	—		1,426	1,658	16,081	17,739	(295)	2021	(A)
Sun Outdoors Cape Charles(4)	Cape Charles, VA	—	19,143	38,702	—		2,452	19,143	41,154	60,297	(890)	2021	(A)
Sun Outdoors Cape Cod(8)	East Falmouth, MA	—	3,677	10,829	—		800	3,677	11,629	15,306	(919)	2020	(A)
Sun Outdoors Chincoteague Bay(4)(5)	Chincoteague, VA	—	7,501	—	—		—	7,501	—	7,501	—	2021	(C)
Sun Outdoors Frontier Town(8)	Berlin, MD	—	18,960	43,166	—		33,637	18,960	76,803	95,763	(15,393)	2015	(A)
Sun Outdoors Islamorada(6)(8)	Islamorada, FL	—	10,500	7,032	2,312		4,914	12,812	11,946	24,758	(34)	2016	(A)
Sun Outdoors Key Largo(8)	Key Largo, FL	—	2,440	991	—		2,452	2,440	3,443	5,883	(588)	2016	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2021
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2021
Property Name	Location	Encumbrances(9)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Sun Outdoors Lancaster County(8)	Narvon, PA	9,623	7,360	7,097	—		3,935	7,360	11,032	18,392	(3,496)	2012	(A)
Sun Outdoors Lake Rudolph(8)	Santa Claus, IN	16,056	2,340	28,113	—		12,154	2,340	40,267	42,607	(14,092)	2014	(A&C)
Sun Outdoors Lake Travis(8)	Austin, TX	—	3,670	22,225	—		1,120	3,670	23,345	27,015	(6,296)	2015	(A)
Sun Outdoors Marathon(8)	Marathon, FL	—	4,760	4,742	—		3,523	4,760	8,265	13,025	(1,549)	2016	(A)
Sun Outdoors Mystic(8)	Old Mystic, CT	—	120	290	—		2,576	120	2,866	2,986	(1,521)	2013	(A)
Sun Outdoors Ocean City(8)	Berlin, MD	19,703	14,320	22,277	—		7,689	14,320	29,966	44,286	(8,614)	2014	(A&C)
Sun Outdoors Ocean City Gateway(8)	Whaleyville, MD	—	510	5,194	—		17,221	510	22,415	22,925	(3,229)	2015	(A)
Sun Outdoors Old Orchard Beach Downtown(8)	Old Orchard Beach, ME	—	1,956	10,020	—		1,329	1,956	11,349	13,305	(1,075)	2019	(A)
Sun Outdoors Orange Beach(8)	Orange Beach, AL	—	12,719	7,515	906		5,527	13,625	13,042	26,667	(781)	2019	(A)
Sun Outdoors Orlando Champions Gate(8)	Davenport, FL	—	—	—	3,578		14,641	3,578	14,641	18,219	(697)	2020	(A)
Sun Outdoors Panama City Beach(2)(8)	Panama City Beach, FL	14,707	10,330	9,070	—		1,961	10,330	11,031	21,361	(1,651)	2017	(A)
Sun Outdoors Petoskey Bay Harbor(8)	Petoskey, MI	—	230	3,270	—		4,906	230	8,176	8,406	(1,657)	2016	(A)
Sun Outdoors Pigeon Forge(2)(8)	Sevierville, TN	—	3,730	19,736	—		1,878	3,730	21,614	25,344	(1,897)	2019	(A)
Sun Outdoors Rehoboth Bay(8)	Millsboro, DE	—	2,755	17,948	2,223		17,118	4,978	35,066	40,044	(2,651)	2019	(A)
Sun Outdoors San Antonio West(8)	San Antonio, TX	—	750	6,163	—		2,201	750	8,364	9,114	(3,039)	2012	(A)
Sun Outdoors San Diego Bay(2)(8)	San Diego, CA	—	—	—	—		68,343	—	68,343	68,343	(2,139)	2019	(A)
Sun Outdoors Sarasota(8)	Sarasota, FL	71,131	50,952	117,457	(138)	(3)	13,825	50,814	131,282	182,096	(26,963)	2016	(A)
Sun Outdoors St. Augustine(8)	St. Augustine, FL	—	4,151	10,480	2		638	4,153	11,118	15,271	(1,422)	2018	(A)
Sun Outdoors Texas Hill Country(8)	New Braunfels, TX	—	3,790	27,200	—		4,116	3,790	31,316	35,106	(6,553)	2016	(A&C)
Sun Retreats Avalon(8)	Cape May Court House, NJ	10,449	590	21,308	—		3,002	590	24,310	24,900	(7,537)	2013	(A)
Sun Retreats Cape May(8)	Cape May, NJ	14,524	1,030	23,228	—		3,352	1,030	26,580	27,610	(7,539)	2014	(A)
Sun Retreats Cape May Wildwood(8)	Cape May, NJ	—	650	7,736	—		9,132	650	16,868	17,518	(5,633)	2013	(A)
Sun Retreats Geneva on the Lake(8)	Geneva on the Lake, OH	—	420	20,791	(5)	(3)	9,357	415	30,148	30,563	(8,435)	2013	(A&C)
Sun Retreats Gun Lake(8)	Hopkins, MI	—	440	893	—		4,789	440	5,682	6,122	(1,758)	2011	(A)
Sun Retreats Old Orchard Beach(8)	Old Orchard Beach, ME	—	590	7,703	—		3,390	590	11,093	11,683	(3,949)	2013	(A)
Sun Retreats at Pleasant Acres Farm(4)	Sussex, NJ	—	3,613	6,177	—		149	3,613	6,326	9,939	(120)	2021	(A)
Sun Retreats Rock River(8)	Hillsdale, IL	—	1,840	5,995	—		3,251	1,840	9,246	11,086	(1,525)	2017	(A)
Sun Retreats Silver Lake(8)	Mears, MI	—	605	7,014	3		1,579	608	8,593	9,201	(1,147)	2018	(C)
Sun Retreats at Wild Acres(8)	Old Orchard Beach, ME	—	1,640	26,786	—		5,763	1,640	32,549	34,189	(12,041)	2013	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2021
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2021
Property Name	Location	Encumbrances(9)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Sun Valley	Apache Junction, AZ	11,558	2,750	18,408	—		1,842	2,750	20,250	23,000	(5,102)	2014	(A)
Sun Villa Estates	Reno, NV	23,469	2,385	11,773	(1,100)	(3)	2,647	1,285	14,420	15,705	(9,851)	1998	(A)
Suncoast Gateway	Port Richey, FL	—	594	300	—		993	594	1,293	1,887	(440)	2016	(A)
Sundance	Zephyrhills, FL	12,224	890	25,306	—		1,205	890	26,511	27,401	(5,880)	2015	(A)
Sunlake Estates	Grand Island, FL	20,490	6,290	24,084	—		3,045	6,290	27,129	33,419	(5,962)	2015	(A)
Sunset Beach RV Resort	Cape Charles, VA	—	3,800	24,030	—		95	3,800	24,125	27,925	(4,656)	2016	(A)
Sunset Harbor at Cow Key Marina	Key West, FL	—	8,570	7,636	—		1,667	8,570	9,303	17,873	(1,609)	2016	(A)
Sunset Ridge (MI)	Portland, MI	—	2,044	—	(9)	(3)	32,784	2,035	32,784	34,819	(12,182)	1998	(C)
Sunset Ridge (TX)	Kyle, TX	—	2,190	2,775	—		13,989	2,190	16,764	18,954	(5,582)	2000	(A&C)
Swan Meadow Village	Dillon, CO	13,007	2,140	19,734	—		497	2,140	20,231	22,371	(4,858)	2014	(A)
Sweetwater RV Resort	Zephyrhills, FL	5,265	1,340	9,113	—		2,294	1,340	11,407	12,747	(2,264)	2016	(A)
Sycamore Village	Mason, MI	—	390	13,341	—		4,476	390	17,817	18,207	(6,466)	2011	(A)
Sylvan Crossing(4)	Chelsea, MI	—	2,248	22,442	—		562	2,248	23,004	25,252	(414)	2021	(A)
Sylvan Glen Estates(4)	Brighton, MI	—	2,676	22,680	—		347	2,676	23,027	25,703	(420)	2021	(A)
Tall Pines Harbor Campground(2)(4)	Temperanceville, VA	—	2,274	8,784	—		71	2,274	8,855	11,129	(158)	2021	(A)
Tallowwood Isle	Coconut Creek, FL	—	13,796	20,797	—		2,297	13,796	23,094	36,890	(4,130)	2016	(A)
Tamarac Village MH & RV Resort	Ludington, MI	18,445	300	12,028	84		3,684	384	15,712	16,096	(5,058)	2011	(A)
Tampa East MH & RV Resort	Dover, FL	8,103	734	6,310	—		9,151	734	15,461	16,195	(6,754)	2005	(A)
Tanglewood Village(4)	Brownstown, MI	—	508	21,642	—		560	508	22,202	22,710	(398)	2021	(A)
The Colony(2)	Oxnard, CA	—	—	6,437	—		993	—	7,430	7,430	(1,419)	2016	(A)
The Foothills(4)(5)	Fort Collins, CO	—	3,775	—	—		1,262	3,775	1,262	5,037	—	2021	(C)
The Grove at Alta Ridge	Thornton, CO	26,005	5,370	37,116	—		573	5,370	37,689	43,059	(9,555)	2014	(A)
The Hamptons Golf & Country Club	Auburndale, FL	66,516	15,890	67,555	—		4,628	15,890	72,183	88,073	(15,848)	2015	(A)
The Hideaway	Key West, FL	—	2,720	972	—		1,077	2,720	2,049	4,769	(401)	2016	(A)
The Hills	Apopka, FL	—	1,790	3,869	—		1,489	1,790	5,358	7,148	(992)	2016	(A)
The Landings at Lake Henry	Haines City, FL	11,645	3,070	30,973	—		2,887	3,070	33,860	36,930	(7,435)	2015	(A)
The Ridge	Davenport, FL	36,005	8,350	35,463	—		3,283	8,350	38,746	47,096	(9,010)	2015	(A)
The Sands RV & Golf Resort	Desert Hot Springs, CA	—	3,071	12,611	1		2,267	3,072	14,878	17,950	(2,228)	2018	(A)
The Valley	Apopka, FL	—	2,530	5,660	—		1,702	2,530	7,362	9,892	(1,361)	2016	(A)
The Villas at Calla Pointe	Cheektowaga, NY	3,553	380	11,014	—		178	380	11,192	11,572	(2,858)	2014	(A)
The Willows(4)	Goshen, IN	—	733	15,829	—		40	733	15,869	16,602	(274)	2021	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2021
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2021
Property Name	Location	Encumbrances(9)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Themeworld RV Resort(4)	Davenport, FL	—	2,863	24,062	—		552	2,863	24,614	27,477	(453)	2021	(A)
Three Gardens	Southington, CT	—	2,031	6,686	—		190	2,031	6,876	8,907	(588)	2019	(A)
Three Lakes	Hudson, FL	—	5,050	3,361	—		3,286	5,050	6,647	11,697	(2,623)	2012	(A)
Thunderhill Estates	Sturgeon Bay, WI	5,244	640	9,008	438		2,550	1,078	11,558	12,636	(3,049)	2014	(A)
Timber Ridge	Ft. Collins, CO	37,787	990	9,231	—		3,786	990	13,017	14,007	(9,064)	1996	(A)
Timberline Estates	Coopersville, MI	18,812	535	4,867	1		3,597	536	8,464	9,000	(5,561)	1994	(A)
Town & Country Mobile Village	Traverse City, MI	5,107	406	3,736	—		2,023	406	5,759	6,165	(3,707)	1996	(A)
Town & Country Village	Lisbon, ME	2,452	230	4,539	—		991	230	5,530	5,760	(1,408)	2014	(A)
Trailside RV Resort & Campground	Seguin, ON	—	3,690	3,650	3	(1)	1,099	3,693	4,749	8,442	(926)	2016	(A)
Tranquility MHC(4)	Bushnell, FL	—	1,251	—	—		204	1,251	204	1,455	(4)	2021	(C)
Traveler's World MH & RV Resort	San Antonio, TX	—	790	7,952	—		2,283	790	10,235	11,025	(2,070)	2016	(A)
Treetops RV Resort	Arlington, TX	—	730	9,831	—		2,272	730	12,103	12,833	(2,282)	2016	(A)
Troy Villa	Troy, MI	—	5,591	16,501	—		1,523	5,591	18,024	23,615	(1,071)	2020	(A)
Vallecito	Newbury Park, CA	21,028	25,766	9,814	—		1,197	25,766	11,011	36,777	(2,027)	2016	(A)
Victor Villa	Victorville, CA	11,425	2,510	20,408	—		1,929	2,510	22,337	24,847	(4,278)	2016	(A)
Vines RV Resort	Paso Robles, CA	—	890	7,110	—		1,997	890	9,107	9,997	(3,047)	2013	(A)
Vista Del Lago	Scotts Valley, CA	17,294	17,830	9,456	—		1,546	17,830	11,002	28,832	(1,992)	2016	(A)
Vista Del Lago MH & RV Resort	Bradenton, FL	4,037	3,630	5,329	—		2,261	3,630	7,590	11,220	(1,330)	2016	(A)
Vizcaya Lakes	Port Charlotte, FL	—	670	4,221	—		1,074	670	5,295	5,965	(1,063)	2015	(A)
Walden Woods	Homosassa, FL	18,492	1,550	26,375	—		1,724	1,550	28,099	29,649	(6,203)	2015	(A)
Warren Dunes Village	Bridgman, MI	—	310	3,350	—		11,206	310	14,556	14,866	(3,859)	2011	(A&C)
Water Oak Country Club Estates	Lady Lake, FL	43,425	2,834	16,706	2,665		43,081	5,499	59,787	65,286	(26,305)	1993	(A&C)
Waters Edge RV Resort	Zephyrhills, FL	3,510	1,180	5,450	—		2,547	1,180	7,997	9,177	(1,620)	2016	(A)
Waverly Shores Village	Holland, MI	14,006	340	7,267	449		5,604	789	12,871	13,660	(3,387)	2011	(A&C)
Wells Beach Resort Campground(2)(4)	Wells, ME	—	1,357	11,351	—		—	1,357	11,351	12,708	(203)	2021	(A)
West Village Estates	Romulus, MI	—	884	19,765	—		3,532	884	23,297	24,181	(7,722)	2012	(A)
Westbrook Senior Village	Toledo, OH	5,632	355	3,295	—		723	355	4,018	4,373	(2,565)	2001	(A)
Westbrook Village	Toledo, OH	23,983	1,110	10,462	—		5,870	1,110	16,332	17,442	(10,361)	1999	(A)
Westside Ridge	Auburndale, FL	8,248	760	10,714	—		1,011	760	11,725	12,485	(2,602)	2015	(A)
Westward Shores Cottages & RV Resort	West Ossipee, NH	—	1,901	15,326	—		11,718	1,901	27,044	28,945	(2,764)	2018	(A)
White Lake Mobile Home Village	White Lake, MI	24,178	672	6,179	1		10,121	673	16,300	16,973	(10,583)	1997	(A&C)
Wildwood Community	Sandwich, IL	23,071	1,890	37,732	—		1,159	1,890	38,891	40,781	(9,932)	2014	(A)
Willow Bend(4)(5)	Fort Lupton, CO	—	5,114	—	—		2,593	5,114	2,593	7,707	—	2021	(C)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2021
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2021
Property Name	Location	Encumbrances(9)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Willow Lake RV Resort & Campground	Scotland, ON	—	1,260	2,275	1	(1)	1,050	1,261	3,325	4,586	(576)	2016	(A)
Willowbrook Place	Toledo, OH	17,392	781	7,054	1		5,909	782	12,963	13,745	(7,955)	1997	(A)
Willowood RV Resort & Campground	Amherstburg, ON	—	1,160	1,490	1	(1)	1,826	1,161	3,316	4,477	(572)	2016	(A)
Windham Hills Estates	Jackson, MI	—	2,673	2,364	—		18,684	2,673	21,048	23,721	(11,760)	1998	(A&C)
Windmill Village	Davenport, FL	44,363	7,560	36,294	—		1,657	7,560	37,951	45,511	(8,551)	2015	(A)
Windsor Woods Village	Wayland, MI	—	270	5,835	—		2,439	270	8,274	8,544	(3,500)	2011	(A)
Wine Country RV Resort	Paso Robles, CA	—	1,740	11,510	—		3,981	1,740	15,491	17,231	(4,621)	2014	(A&C)
Woodhaven Place	Woodhaven, MI	13,700	501	4,541	—		6,857	501	11,398	11,899	(6,442)	1998	(A)
Woodlake Trails	San Antonio, TX	—	1,186	287	(56)	(3)	19,937	1,130	20,224	21,354	(7,150)	2000	(A&C)
Woodland Lake RV Resort & Campground	Bornholm, ON	—	1,650	2,165	1	(1)	756	1,651	2,921	4,572	(576)	2016	(A)
Woodland Park Estates	Eugene, OR	—	1,592	14,398	1		1,174	1,593	15,572	17,165	(11,660)	1998	(A)
Woodlands at Church Lake	Groveland, FL	—	2,480	9,072	—		4,823	2,480	13,895	16,375	(2,798)	2015	(A)
Woodside Terrace	Holland, OH	25,076	1,063	9,625	—		13,568	1,063	23,193	24,256	(13,027)	1997	(A)
Woodsmoke Camping Resort	Fort Myers, FL	—	4,916	20,555	—		1,237	4,916	21,792	26,708	(1,157)	2020	(A)
Wymberly	Martinez, GA	—	3,058	14,451	—		3,193	3,058	17,644	20,702	(1,309)	2019	(A)
Yankee Village	Old Saybrook, CT	—	1,552	364	—		22	1,552	386	1,938	(38)	2019	(A)
		$3,393,712	$1,610,371	$6,062,481	$62,658		$3,035,936	$1,673,029	$9,098,417	$10,771,446	$(2,206,008)
Corporate Headquarters and Other Fixed Assets	Southfield, MI	—	—	—	13,381		267,186	13,381	267,186	280,567	(34,847)
		$3,393,712	$1,610,371	$6,062,481	$76,039		$3,303,122	$1,686,410	$9,365,603	$11,052,013	$(2,240,855)
(1) Gross amount carried at December 31, 2021, at our Canadian properties, reflects the impact of foreign currency translation.
(2) All or part of this property is subject to a ground lease.
(3) Gross amount carried at December 31, 2021 has decreased at this property due to a partial disposition of land or depreciable assets, as applicable.
(4) This property was acquired during 2021.
(5) This property was not included in our community count as of December 31, 2021 as it was not fully developed.
(6) This property was impaired as a result of Hurricane Irma in September 2017.
(7) This property was split into two separate properties in 2020.
(8) This property had a name change as of January 25, 2022.
(9) Balance outstanding represents total amount due at maturity and excludes any premiums or discounts and deferred financing costs.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2021
(amounts in thousands)
The following tables set forth real estate and accumulated depreciation relating to our Safe Harbor branded marinas.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2021
Property Name	Location	Encumbrances	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Allen Harbor(3)(5)	North Kingstown, RI	$—	$23	$4,015	$—	$475	$23	$4,490	$4,513	$(81)	2021	(A)
Anacapa Isle(3)	Oxnard, CA	—	—	10,930	—	289	—	11,219	11,219	(483)	2020	(A)
Angler House(5)	Islamorada, FL	—	3,520	2,495	—	117	3,520	2,612	6,132	(155)	2021	(A)
Annapolis	Annapolis, MD	—	12,540	11,879	—	1,054	12,540	12,933	25,473	(559)	2020	(A)
Aqua Yacht	Iuka, MS	—	1,200	15,809	—	1,203	1,200	17,012	18,212	(1,367)	2020	(A)
Aqualand(3)	Flowery Branch, GA	—	—	35,937	—	9,309	—	45,246	45,246	(3,015)	2020	(A)
Bahia Bleu	Thunderbolt, GA	—	2,443	8,063	—	585	2,443	8,648	11,091	(494)	2020	(A)
Ballena Isle	Alameda, CA	—	738	21,287	—	862	738	22,149	22,887	(1,307)	2020	(A)
Beaufort(3)	Beaufort, SC	—	—	1,757	—	253	—	2,010	2,010	(204)	2020	(A)
Beaver Creek(3)	Monticello, KY	—	—	10,757	—	457	—	11,214	11,214	(659)	2020	(A)
Belle Maer	Harrison Township, MI	—	4,079	14,551	—	531	4,079	15,082	19,161	(1,187)	2020	(A)
Bohemia Vista	Chesapeake Bay, MD	—	1,348	1,332	—	524	1,348	1,856	3,204	(254)	2020	(A)
Brady Mountain(3)	Royal, AR	—	—	22,285	—	1,801	—	24,086	24,086	(2,279)	2020	(A)
Bristol	Charleston, SC	—	1,341	7,539	—	223	1,341	7,762	9,103	(348)	2020	(A)
Bruce & Johnsons	Branford, CT	—	9,245	25,366	—	507	9,245	25,873	35,118	(1,344)	2020	(A)
Burnside(3)	Somerset, KY	—	—	11,804	—	464	—	12,268	12,268	(922)	2020	(A)
Burnt Store	Punta Gorda, FL	—	17,624	16,524	76	6,695	17,700	23,219	40,919	(1,088)	2020	(A)
Cabrillo Isle(3)(5)	San Diego, CA	—	—	37,650	—	487	—	38,137	38,137	(671)	2021	(A)
Calusa Island	Goodland, FL	—	18,470	6,883	—	1,695	18,470	8,578	27,048	(635)	2020	(A)
Cape Harbour	Cape Coral, FL	—	5,502	5,984	—	242	5,502	6,226	11,728	(380)	2020	(A)
Capri	Port Washington, NY	—	7,731	15,956	—	651	7,731	16,607	24,338	(797)	2020	(A)
Carroll Island	Baltimore, MD	—	1,212	1,631	—	1,438	1,212	3,069	4,281	(465)	2020	(A)
Charleston City(3)(8)	Charleston, SC	—	—	40,507	—	2,187	—	42,694	42,694	(2,296)	2020	(A)
City Boatyard	Charleston, SC	—	3,363	7,902	—	1,016	3,363	8,918	12,281	(403)	2020	(A)
Cove Haven	Barrington, RI	—	9,962	9,756	—	1,795	9,962	11,551	21,513	(666)	2020	(A)
Cowesett(7)	Warwick, RI	—	22,871	23,074	—	1,595	22,871	24,669	47,540	(1,226)	2020	(A)
Crystal Point	Point Pleasant, NJ	—	1,308	2,273	—	1,426	1,308	3,699	5,007	(142)	2020	(A)
Dauntless(1)	Essex, CT	—	4,230	18,730	—	1,033	4,230	19,763	23,993	(937)	2020	(A)
Dauntless Shipyard(1)	Essex, CT	—	—	—	—	—	—	—	—	—	2020	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2021
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2021
Property Name	Location	Encumbrances	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Deep River	Deep River, CT	—	4,689	5,036	—	454	4,689	5,490	10,179	(400)	2020	(A)
Detroit River(5)	Detroit, MI	—	1,476	7,390	—	79	1,476	7,469	8,945	(129)	2021	(A)
Eagle Cove(3)	Byrdstown, TN	—	—	4,592	—	640	—	5,232	5,232	(798)	2020	(A)
Edgartown(5)	Edgartown, MA	—	7,606	5,138	—	14	7,606	5,152	12,758	(305)	2021	(A)
Emerald Coast(5)	Niceville, FL	—	2,550	5,756	—	129	2,550	5,885	8,435	(23)	2021	(A)
Emerald Point(3)	Austin, TX	—	—	18,144	—	2,086	—	20,230	20,230	(2,056)	2020	(A)
Emeryville(3)	Emeryville, CA	—	—	17,158	—	449	—	17,607	17,607	(875)	2020	(A)
Essex Island(1)	Essex, CT	—	—	—	—	—	—	—	—	—	2020	(A)
Ferry Point	Old Saybrook, CT	—	1,638	7,384	—	1,417	1,638	8,801	10,439	(405)	2020	(A)
Fiddler's Cove	North Falmouth, MA	—	13,696	11,926	—	722	13,696	12,648	26,344	(568)	2020	(A)
Gaines	Rouses Point, NY	—	392	2,740	—	176	392	2,916	3,308	(559)	2020	(A)
Glen Cove	Glen Cove, NY	—	8,222	16,918	—	895	8,222	17,813	26,035	(966)	2020	(A)
Grand Isle	Grand Haven, MI	—	5,964	5,175	—	1,111	5,964	6,286	12,250	(1,112)	2020	(A)
Great Island	Harpswell, ME	—	9,754	13,015	924	867	10,678	13,882	24,560	(743)	2020	(A)
Great Lakes	Muskegon, MI	—	6,118	5,739	—	1,504	6,118	7,243	13,361	(886)	2020	(A)
Great Oak Landing	Chestertown, MD	—	1,079	3,928	—	2,719	1,079	6,647	7,726	(749)	2020	(A)
Green Harbor	Marshfield, MA	—	8,341	5,588	—	1,884	8,341	7,472	15,813	(372)	2020	(A)
Greenport(2)	Greenport, NY	—	31,105	10,205	—	978	31,105	11,183	42,288	(947)	2020	(A)
Greenwich Bay	Warwick, RI	—	5,267	4,466	205	3,071	5,472	7,537	13,009	(740)	2020	(A)
Grider Hill(3)	Albany, KY	—	—	11,049	—	1,777	—	12,826	12,826	(1,884)	2020	(A)
Hacks Point	Earleville, MD	—	319	1,031	—	1,174	319	2,205	2,524	(135)	2020	(A)
Harbor House	Stamford, CT	—	—	3,301	—	—	—	3,301	3,301	(314)	2020	(A)
Harborage Yacht Club(5)	Stuart, FL	—	4,115	13,381	—	203	4,115	13,584	17,699	(244)	2021	(A)
Harbors View(3)	Afton, OK	—	304	1,209	—	143	304	1,352	1,656	(195)	2020	(A)
Harbortown	Fort Pierce, FL	—	23,193	12,928	—	1,337	23,193	14,265	37,458	(958)	2020	(A)
Haverstraw(3)	West Haverstraw, NY	—	—	17,109	—	626	—	17,735	17,735	(1,140)	2020	(A)
Hawthorne Cove	Salem, MA	—	1,830	11,574	—	1,881	1,830	13,455	15,285	(828)	2020	(A)
Hideaway Bay(3)	Flowery Branch, GA	—	—	26,111	—	1,226	—	27,337	27,337	(1,450)	2020	(A)
Holly Creek(3)	Celina, TN	—	50	6,990	—	2,265	50	9,255	9,305	(570)	2020	(A)
Islamorada(5)	Islamorada, FL	—	3,714	8,351	—	514	3,714	8,865	12,579	(382)	2021	(A)
Island Park	Portsmouth, RI	—	7,523	3,546	—	1,297	7,523	4,843	12,366	(218)	2020	(A)
Jamestown(3)	Jamestown, KY	—	—	31,980	—	1,287	—	33,267	33,267	(1,950)	2020	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2021
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2021
Property Name	Location	Encumbrances	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Jamestown Boatyard	Jamestown, RI	—	3,901	3,443	—		830	3,901	4,273	8,174	(214)	2020	(A)
Jefferson Beach	St. Clair Shores, MI	—	19,205	18,109	—		1,602	19,205	19,711	38,916	(1,536)	2020	(A)
Kings Point	Cornelius, NC	—	10,717	14,139	—		1,150	10,717	15,289	26,006	(815)	2020	(A)
Lakefront	Port Clinton, OH	—	447	1,806	—		1,877	447	3,683	4,130	(502)	2020	(A)
Lauderdale Marine Center(5)	Fort Lauderdale, FL	—	179,652	158,673	—		8,266	179,652	166,939	346,591	(3,853)	2021	(A)
Loch Lomond	San Rafael, CA	—	5,180	7,358	—		1,479	5,180	8,837	14,017	(754)	2020	(A)
Manasquan River	Brick Township, NJ	—	2,022	1,699	—		601	2,022	2,300	4,322	(209)	2020	(A)
Marathon(5)	Marathon, FL	—	6,158	13,092	—		204	6,158	13,296	19,454	(354)	2021	(A)
Marina Bay	Quincy, MA	—	10,573	19,591	—		2,402	10,573	21,993	32,566	(887)	2020	(A)
Mystic	Mystic, CT	—	1,274	13,459	—		985	1,274	14,444	15,718	(813)	2020	(A)
Narrows Point	Grasonville, MD	—	5,862	8,850	—		2,270	5,862	11,120	16,982	(1,224)	2020	(A)
New England Boatworks	Portsmouth, RI	—	21,878	17,403	—		4,028	21,878	21,431	43,309	(1,714)	2020	(A)
New Port Cove	Riviera Beach, FL	—	19,039	2,450	—		146	19,039	2,596	21,635	(408)	2020	(A)
Newport Shipyard	Newport, RI	—	17,683	52,158	—		3,059	17,683	55,217	72,900	(2,740)	2020	(A)
North Palm Beach	North Palm Beach, FL	—	16,605	11,606	—		2,021	16,605	13,627	30,232	(505)	2020	(A)
Old Port Cove	North Palm Beach, FL	—	27,836	26,834	—		1,117	27,836	27,951	55,787	(1,294)	2020	(A)
Onset Bay	Buzzards Bay, MA	—	5,906	5,051	—		213	5,906	5,264	11,170	(383)	2020	(A)
Oxford	Oxford, MD	—	938	4,837	—		1,005	938	5,842	6,780	(401)	2020	(A)
Peninsula Yacht Club	Cornelius, NC	—	9,546	19,003	—		802	9,546	19,805	29,351	(877)	2020	(A)
Pier 121(3)	Lewisville, TX	—	—	66,249	—		4,024	—	70,273	70,273	(4,795)	2020	(A)
Pier 77	Bradenton, FL	—	1,141	4,106	—		214	1,141	4,320	5,461	(291)	2020	(A)
Pilots Point	Westbrook, CT	—	12,661	43,751	—		2,493	12,661	46,244	58,905	(2,136)	2020	(A)
Pineland	Bokeelia, FL	—	5,878	5,288	—		1,183	5,878	6,471	12,349	(559)	2020	(A)
Plymouth	Plymouth, MA	—	7,015	14,412	—		862	7,015	15,274	22,289	(632)	2020	(A)
Podickory Point(5)	Annapolis, MD	—	1,803	1,461	—		20	1,803	1,481	3,284	—	2021	(A)
Port Royal(5)	Port Royal, SC	—	15,978	4,906	—		5	15,978	4,911	20,889	(50)	2021	(A)
Port Royal Landing	Port Royal, SC	—	1,509	1,663	—		458	1,509	2,121	3,630	(250)	2020	(A)
Post Road	Mamaroneck, NY	—	3,190	1,960	(576)	(4)	421	2,614	2,381	4,995	(193)	2020	(A)
Puerto del Rey(5)	Fajardo, Puerto Rico	—	15,920	77,360	—		912	15,920	78,272	94,192	(762)	2021	(A)
Regatta Pointe(3)	Palmetto, FL	—	—	21,673	—		2,156	—	23,829	23,829	(874)	2020	(A)
Reserve Harbor	Pawleys Island, SC	—	2,899	4,700	—		765	2,899	5,465	8,364	(350)	2020	(A)
Riviera Beach	Riviera Beach, FL	—	44,988	18,495	761		1,548	45,749	20,043	65,792	(1,361)	2020	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2021
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2021
Property Name	Location	Encumbrances	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Rockland	Rockland, ME	—	5,349	10,108	24		2,493	5,373	12,601	17,974	(575)	2020	(A)
Sakonnet	Portsmouth, RI	—	5,214	8,474	(123)	(4)	1,033	5,091	9,507	14,598	(407)	2020	(A)
Sandusky(3)	Sandusky, OH	—	215	2,866	—		223	215	3,089	3,304	(516)	2020	(A)
Shelburne Shipyard	Shelburne, VT	—	2,272	1,739	—		1,580	2,272	3,319	5,591	(364)	2020	(A)
Shelter Island Boatyard(3)(5)	San Diego, CA	—	—	9,626	—		271	—	9,897	9,897	(302)	2021	(A)
Siesta Key	Sarasota, FL	—	3,395	6,206	—		3,352	3,395	9,558	12,953	(727)	2020	(A)
Silver Spring	Wakefield, RI	—	3,062	2,810	—		899	3,062	3,709	6,771	(200)	2020	(A)
Skippers Landing	Troutman, NC	—	4,980	2,834	—		1,241	4,980	4,075	9,055	(368)	2020	(A)
Skull Creek	Hilton Head, SC	—	1,105	5,624	—		1,583	1,105	7,207	8,312	(280)	2020	(A)
South Bay(3)(5)	Chula Vista, CA	—	—	11,894	—		22	—	11,916	11,916	—	2021	(A)
South Fork(6)	Fort Lauderdale, FL	—	7,953	5,319	—		6,775	7,953	12,094	20,047	—	2020	(C)
South Harbour Village	Southport, NC	—	697	3,755	—		3,201	697	6,956	7,653	(182)	2020	(A)
Sportsman	Orange Beach, AL	—	22,140	18,942	—		4,574	22,140	23,516	45,656	(1,537)	2020	(A)
Stingray Point(5)	Deltaville, VA	—	1,656	1,259	—		34	1,656	1,293	2,949	(41)	2021	(A)
Stirling(2)	Greenport, NY	—	—	—	—		—	—	—	—	—	2020	(A)
Stratford	Stratford, CT	—	2,342	17,937	—		564	2,342	18,501	20,843	(874)	2020	(A)
Sunroad Marina(3)(5)	San Diego, CA	—	—	48,169	—		229	—	48,398	48,398	(437)	2021	(A)
Sunset Bay	Hull, MA	—	2,542	7,627	—		3,064	2,542	10,691	13,233	(347)	2020	(A)
Toledo Beach	La Salle, MI	—	1,127	2,472	—		4,176	1,127	6,648	7,775	(499)	2020	(A)
Trade Winds(3)	Appling, GA	—	—	10,837	—		1,446	—	12,283	12,283	(785)	2020	(A)
Ventura Isle(3)	Ventura, CA	—	—	23,872	—		4,908	—	28,780	28,780	(977)	2020	(A)
Vineyard Haven(5)	Vineyard Haven, MA	—	6,118	3,897	—		761	6,118	4,658	10,776	(263)	2021	(A)
Walden(3)	Montgomery, TX	—	1,097	4,246	—		131	1,097	4,377	5,474	(280)	2020	(A)
Wentworth by the Sea(5)	New Castle, NH	—	7,361	6,839	—		26	7,361	6,865	14,226	—	2021	(A)
West Palm Beach	West Palm Beach, FL	—	15,050	32,983	—		5,223	15,050	38,206	53,256	(2,107)	2020	(A)
Westport	Denver, NC	—	3,213	5,773	—		787	3,213	6,560	9,773	(611)	2020	(A)
Wickford	Wickford, RI	—	1,054	2,435	—		—	1,054	2,435	3,489	—	2020	(A)
Wickford Cove	Wickford, RI	—	7,193	12,990	—		1,605	7,193	14,595	21,788	(680)	2020	(A)
Willsboro Bay	Willsboro, NY	—	618	3,137	—		383	618	3,520	4,138	(995)	2020	(A)
Wisdom Dock(3)	Albany, KY	—	344	3,322	—		472	344	3,794	4,138	(508)	2020	(A)
Yacht Haven	Stamford, CT	—	5,632	4,282	—		745	5,632	5,027	10,659	(469)	2020	(A)
Zahnisers	Solomons, MD	—	1,755	3,587	—		955	1,755	4,542	6,297	(315)	2020	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2021
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2021
Property Name	Location	Encumbrances	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
		$—	$868,583	$1,642,980	$1,291	$173,713	$869,874	$1,816,693	$2,686,567	$(94,647)
Marinas Headquarters and Other Fixed Assets	Dallas, TX	—	—	10,234	—	13,890	—	24,124	24,124	(1,745)
		$—	$868,583	$1,653,214	$1,291	$187,603	$869,874	$1,840,817	$2,710,691	$(96,392)
(1) All costs from Dauntless Shipyard and Essex Island are grouped into Dauntless.
(2) All costs from Stirling are grouped into Greenport.
(3) All or part of this property is subject to a ground lease.
(4) Gross amount carried at December 31, 2021 has decreased at this property due to a partial disposition of land or depreciable assets, as applicable.
(5) This property was acquired during 2021.
(6) Property currently under development.
(7) All costs related to Apponaug Harbor are grouped into Cowesett.
(8) All costs related to Ashley Fuels are grouped into Charleston City.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2021
(amounts in thousands)
Depreciation of our buildings, improvements, furniture, fixtures, and equipment is calculated over the following useful lives, on a straight line basis:

•Land improvement and buildings: 15 years - 40 years
•Furniture, fixtures, and equipment: 5 years - 30 years
•Dock improvements: 15 years - 40 years
•Site improvements: 7 years - 40 years

The change in investment property for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Beginning balance	$11,684,603	$8,919,600	$7,560,946
Community and land acquisitions, including immediate improvements	1,730,523	2,410,900	930,668
Community expansion and development	201,601	246,454	281,808
Improvements	300,290	249,275	233,984
Dispositions and other	(154,313)	(141,626)	(87,806)
Ending balance	$13,762,704	$11,684,603	$8,919,600

The change in accumulated depreciation for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Beginning balance	$1,968,812	$1,686,980	$1,442,630
Depreciation for the period	457,333	344,478	291,605
Asset impairment	—	(7)	—
Dispositions and other	(88,898)	(62,639)	(47,255)
Ending balance	$2,337,247	$1,968,812	$1,686,980