Form 10-Q
period 2022-03-31
SUN COMMUNITIES INC
filed 2022-04-26
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in rule 12b-2 of the Exchange Act.

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

Number of shares of Common Stock, $0.01 par value per share, outstanding as of April 19, 2022: 121,612,597

SUN COMMUNITIES, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In millions, except for per share amounts)

	(Unaudited)
	March 31, 2022	December 31, 2021
Assets
Land	$2,708.0	$2,556.3
Land improvements and buildings	10,169.4	9,958.3
Rental homes and improvements	583.1	591.7
Furniture, fixtures and equipment	684.8	656.4
Investment property	14,145.3	13,762.7
Accumulated depreciation	(2,441.5)	(2,337.2)
Investment property, net (including $699.4 and $623.5 for consolidated VIEs at March 31, 2022 and December 31, 2021; see Note 7)	11,703.8	11,425.5
Cash, cash equivalents and restricted cash (including $15.5 and $13.6 for consolidated VIEs at March 31, 2022 and December 31, 2021; see Note 7)	102.6	78.2
Marketable securities (see Note 15)	158.3	186.9
Inventory of manufactured homes	63.3	51.1
Notes and other receivables, net	513.6	469.6
Goodwill	512.7	495.4
Other intangible assets, net (including $13.8 and $13.4 for consolidated VIEs at March 31, 2022 and December 31, 2021; see Note 7)	334.2	306.8
Other assets, net (including $6.7 and $5.3 for consolidated VIEs at March 31, 2022 and December 31, 2021; see Note 7)	525.7	480.6
Total Assets	$13,914.2	$13,494.1
Liabilities
Secured debt (see Note 8) (including $53.1 and $52.6 for consolidated VIEs at March 31, 2022 and December 31, 2021; see Note 7)	$3,366.6	$3,380.7
Unsecured debt (see Note 8) (including $35.2 for consolidated VIEs at March 31, 2022 and December 31, 2021, respectively; see Note 7)	2,709.9	2,291.1
Distributions payable	104.5	98.4
Advanced reservation deposits and rent	335.1	242.8
Accrued expenses and accounts payable	228.0	237.5
Other liabilities (including $123.2 and $94.0 for consolidated VIEs at March 31, 2022 and December 31, 2021; see Note 7)	236.6	224.1
Total Liabilities	6,980.7	6,474.6
Commitments and contingencies (see Note 16)
Temporary equity (see Note 9) (including $32.3 and $35.4 for consolidated VIEs at March 31, 2022 and December 31, 2021; see Note 7)	283.9	288.9
Shareholders' Equity
Common stock, $0.01 par value. Authorized: 180.0 shares; Issued and outstanding: 116.2 at March 31, 2022 and 116.0 at December 31, 2021	1.2	1.2
Additional paid-in capital	8,169.4	8,175.6
Accumulated other comprehensive income	25.9	3.1
Distributions in excess of accumulated earnings	(1,654.6)	(1,556.0)
Total Sun Communities, Inc. shareholders' equity	6,541.9	6,623.9
Noncontrolling interests
Common and preferred OP units	86.8	86.8
Consolidated entities (including $20.3 and $19.4 for consolidated VIEs at March 31, 2022 and December 31, 2021; see Note 7)	20.9	19.9
Total noncontrolling interests	107.7	106.7
Total Shareholders' Equity	6,649.6	6,730.6
Total Liabilities, Temporary Equity and Shareholders' Equity	$13,914.2	$13,494.1

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts) (Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenues
Real property	$388.2	$330.6
Home sales	64.7	52.2
Service, retail, dining and entertainment	80.8	50.6
Interest	6.8	2.6
Brokerage commissions and other, net	8.0	6.0
Total Revenues	548.5	442.0
Expenses
Property operating and maintenance	129.3	103.6
Real estate tax	26.1	22.4
Home costs and selling	45.9	41.6
Service, retail, dining and entertainment	70.5	45.4
General and administrative	55.7	38.2
Catastrophic event-related charges, net	—	2.4
Business combinations	0.5	1.2
Depreciation and amortization	148.5	123.9
Loss on extinguishment of debt (see Note 8)	0.3	—
Interest	45.2	39.5
Interest on mandatorily redeemable preferred OP units / equity	1.0	1.0
Total Expenses	523.0	419.2
Income Before Other Items	25.5	22.8
Gain / (loss) on remeasurement of marketable securities (see Note 15)	(34.5)	3.7
Loss on foreign currency translation	(2.2)	—
Gain on dispositions of properties	13.4	—
Other expense, net	(0.6)	(0.5)
Gain on remeasurement of notes receivable (see Note 4)	0.2	0.4
Income from nonconsolidated affiliates (see Note 6)	0.9	1.2
Gain on remeasurement of investment in nonconsolidated affiliates (see Note 6)	0.1	0.1
Current tax benefit / (expense) (see Note 12)	(1.3)	0.2
Deferred tax benefit (see Note 12)	—	0.1
Net Income	1.5	28.0
Less: Preferred return to preferred OP units / equity interests	3.0	2.9
Less: Income / (loss) attributable to noncontrolling interests	(2.2)	0.3
Net Income Attributable to Sun Communities, Inc. Common Shareholders	$0.7	$24.8

Weighted average common shares outstanding - basic	115.3	107.9
Weighted average common shares outstanding - diluted	115.9	108.2

Basic earnings per share (see Note 13)	$0.01	$0.23
Diluted earnings per share (see Note 13)	$0.01	$0.23

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Net Income	$1.5	$28.0
Foreign currency translation gain / (loss) adjustment	(1.3)	0.8
Cash flow hedge - Unrealized gain on interest rate swaps	25.2	—
Total Comprehensive Income	25.4	28.8
Less: Comprehensive (income) / loss attributable to noncontrolling interests	1.1	(0.3)
Comprehensive Income attributable to Sun Communities, Inc.	$26.5	$28.5

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

		Shareholders' Equity
	Temporary Equity	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Shareholders' Equity	Total Equity
Balance at December 31, 2021	$288.9	$1.2	$8,175.6	$(1,556.0)	$3.1	$106.7	$6,730.6	$7,019.5
Issuance of common stock and common OP units, net	—	—	(0.2)	—	—	2.8	2.6	2.6
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	—	(16.4)	—	—	—	(16.4)	(16.4)
Conversion of OP units	—	—	0.7	—	—	(0.7)	—	—
Share-based compensation - amortization and forfeitures	—	—	9.7	0.1	—	—	9.8	9.8
Other comprehensive income	—	—	—	—	22.8	1.1	23.9	23.9
Net income / (loss)	(3.1)	—	—	3.7	—	0.9	4.6	1.5
Distributions	(2.1)	—	—	(102.3)	—	(3.1)	(105.4)	(107.5)
Other	0.2	—	—	(0.1)	—	—	(0.1)	0.1
Balance at March 31, 2022	$283.9	$1.2	$8,169.4	$(1,654.6)	$25.9	$107.7	$6,649.6	$6,933.5

		Shareholders' Equity
	Temporary Equity	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Shareholders' Equity	Total Equity
Balance at December 31, 2020	$264.4	$1.1	$7,087.6	$(1,566.6)	$3.2	$102.0	$5,627.3	$5,891.7
Issuance of common stock and common OP units, net	—	—	537.1	—	—	—	537.1	537.1
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	—	(14.8)	—	—	—	(14.8)	(14.8)
Conversion of OP units	—	—	1.2	—	—	(1.2)	—	—
Equity interest in consolidated entities	—	—	—	—	—	(0.1)	(0.1)	(0.1)
Other redeemable non-controlling interests	0.1	—	—	(0.1)	—	—	(0.1)	—
Share-based compensation - amortization and forfeitures	—	—	7.0	—	—	—	7.0	7.0
Other comprehensive income	—	—	—	—	0.8	—	0.8	0.8
Net income / (loss)	(1.6)	—	—	27.7	—	1.9	29.6	28.0
Distributions	(1.8)	—	—	(92.8)	—	(3.2)	(96.0)	(97.8)
Other	—	—	—	0.8	—	—	0.8	0.8
Balance at March 31, 2021	$261.1	$1.1	$7,618.1	$(1,631.0)	$4.0	$99.4	$6,091.6	$6,352.7

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating Activities
Net Cash Provided By Operating Activities	$225.7	$220.5
Investing Activities
Investment in properties	(182.7)	(152.0)
Acquisitions of properties, net of cash acquired	(299.0)	(141.7)
Proceeds from disposition of assets and depreciated homes, net	24.7	17.8
Proceeds related to disposition of properties	0.1	—
Issuance of notes and other receivables	(25.8)	(7.9)
Repayments of notes and other receivables	1.3	1.2
Investments in nonconsolidated affiliates	(6.4)	(4.5)
Distributions of capital from nonconsolidated affiliates	3.6	1.2
Net Cash Used For Investing Activities	(484.2)	(285.9)
Financing Activities
Issuance and costs of common stock, OP units and preferred OP units, net	(0.2)	537.1
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	(16.4)	(14.8)
Borrowings on lines of credit	474.7	442.3
Payments on lines of credit	(58.2)	(766.3)
Proceeds from issuance of other debt	0.9	—
Payments on other debt	(15.4)	(14.8)
Fees paid in connection with extinguishment of debt	(0.3)	—
Distributions	(101.4)	(89.8)
Payments for deferred financing costs	(0.8)	(0.7)
Net Cash Provided By Financing Activities	282.9	93.0
Net change in cash, cash equivalents and restricted cash	24.4	27.6
Cash, cash equivalents and restricted cash, beginning of period	78.2	92.6
Cash, Cash Equivalents and Restricted Cash, End of Period	$102.6	$120.2

	Three Months Ended
	March 31, 2022	March 31, 2021
Supplemental Information
Cash paid for interest (net of capitalized interest of $1.0 and $1.2, respectively)	$46.2	$39.5
Cash paid for interest on mandatorily redeemable debt	$1.0	$1.0
Cash (refunds) / paid for income taxes	$0.1	$(0.5)
Noncash investing and financing activities
Change in distributions declared and outstanding	$6.0	$8.1
Conversion of common and preferred OP units	$0.7	$1.2
Proceeds related to disposition of properties through 1031 exchange	$28.7	$—
Contingent consideration liability related to prior acquisitions	$—	$3.2
Noncash investing and financing activities at the date of acquisition
Acquisitions - Common stock and OP units issued	$2.8	$—

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

The results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on February 22, 2022 (our "2021 Annual Report"). These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our 2021 Annual Report.

Our three reportable segments are: (i) Manufactured home ("MH") communities, (ii) Recreational vehicle ("RV") resorts and (iii) Marina.

2. Revenue

The following table disaggregates our revenue by major source (in millions):

	Three Months Ended
	March 31, 2022				March 31, 2021
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Revenues
Real property	$208.8	$102.7	$76.7	$388.2	$198.3	$81.1	$51.2	$330.6
Home sales	58.0	6.7	—	64.7	45.3	6.9	—	52.2
Service, retail, dining and entertainment	2.3	7.3	71.2	80.8	1.9	4.3	44.4	50.6
Interest	6.2	0.6	—	6.8	2.1	0.5	—	2.6
Brokerage commissions and other, net	4.2	3.5	0.3	8.0	2.5	3.0	0.5	6.0
Total Revenues	$279.5	$120.8	$148.2	$548.5	$250.1	$95.8	$96.1	$442.0

Our revenue consists of real property revenue at our MH, RV and Marina properties, revenue from Home sales, Service, retail, dining and entertainment revenue, Interest income, and Brokerage commissions and other revenue.

The majority of our revenue is derived from site and home leases, and wet slip and dry storage space leases that are accounted for pursuant to ASC 842, "Leases." We account for all revenue from contracts with customers following ASC 606, "Revenue from Contracts with Customers" except for those that are within the scope of other topics in the FASB ASC. For additional information, refer to Note 1, "Significant Accounting Policies," in our 2021 Annual Report.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
3.      Real Estate Acquisitions and Dispositions

2022 Acquisitions and Dispositions

During the three months ended March 31, 2022, we acquired the following MH communities and marinas:

Community Name	Type	Sites, Wet Slips and Dry Storage Spaces	Development Sites	State / Province or Country	Month Acquired
Harrison Yacht Yard(1)	Marina: asset acquisition	21	—	MD	January
Outer Banks	Marina: asset acquisition	196	—	NC	January
Jarrett Bay Boatworks	Marina: business combination	12	—	NC	February
Tower Marine	Marina: asset acquisition	446	—	MI	March
Sandy Bay	MH: asset acquisition	616	570	UK	March
	Total	1,291	570
(1) Combined with Safe Harbor Narrows Point, an existing adjacent marina.

The following table summarizes the amount of assets acquired, net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed during the three months ended March 31, 2022 (in millions):

	At Acquisition Date					Consideration
	Investment in property	Inventory of manufactured homes, boat parts and retail related items	In-place leases, goodwill and other intangible assets	Other assets / (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Temporary and permanent equity	Total consideration
Asset Acquisition
Harrison Yacht Yard(1)	$5.8	$—	$—	$—	$5.8	$5.8	$—	$5.8
Outer Banks	5.2	—	—	(0.4)	4.8	4.8	—	4.8
Tower Marine(2)	20.0	0.1	—	(1.7)	18.4	18.4	—	18.4
Sandy Bay(2)	187.0	6.2	—	—	193.2	193.2	—	193.2
Business Combination
Jarrett Bay Boatworks	21.2	1.4	29.9	0.6	53.1	50.3	2.8	53.1
Total	$239.2	$7.7	$29.9	$(1.5)	$275.3	$272.5	$2.8	$275.3
(1) Combined with Safe Harbor Narrows Point, an existing adjacent marina.
(2) The above allocations are estimates awaiting purchase price allocations.

As of March 31, 2022, we have incurred and capitalized $5.1 million of transaction costs, which have been capitalized and allocated among the various fixed asset categories for purchases that meet the asset acquisition criteria. As of March 31, 2022, we also incurred $0.5 million of business combination expenses, which are expensed for acquisitions deemed to be business combinations.

The total amount of Revenues and Net income included in the Consolidated Statements of Operations for the three months ended March 31, 2022 related to business combinations completed in 2022 are set forth in the following table (in millions):

Three Months Ended
March 31, 2022
Total revenues	$3.9
Net income	$0.1

The following unaudited pro forma financial information presents the results of our operations for the three months ended March 31, 2022 and 2021, as if the properties combined through business combinations in 2022 had been acquired on January 1, 2021. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees and acquisition accounting.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisition been consummated on January 1, 2021 (in millions, except for per share data):

	Three Months Ended (unaudited)
	March 31, 2022	March 31, 2021
Total revenues	$553.3	$447.6
Net income attributable to Sun Communities, Inc. common shareholders	$1.2	$25.4
Net income per share attributable to Sun Communities, Inc. common shareholders - basic	$0.01	$0.24
Net income per share attributable to Sun Communities, Inc. common shareholders - diluted	$0.01	$0.23

Dispositions

On March 24, 2022, we sold two MH communities and one community containing MH and RV sites, located in Florida, with combined 323 sites, for $29.6 million . The gain from the sale of the properties was $13.4 million.

2021 Acquisitions and Dispositions

For the year ended December 31, 2021, we acquired the following MH communities, RV resorts and marinas:

Community Name	Type	Sites, Wet Slips and Dry Storage Spaces	Development Sites	State / Province or Country	Month Acquired
Sun Outdoors Association Island	RV: asset acquisition	294	—	NY	January
Blue Water Beach Resort	RV: asset acquisition	177	—	UT	February
Tranquility MHC	MH: asset acquisition	25	—	FL	February
Islamorada and Angler House(1)	Marina: asset acquisition	251	—	FL	February
Prime Martha's Vineyard(1)	Marina: asset acquisition	395	—	MA	March
Pleasant Beach Campground	RV: asset acquisition	102	—	ON, Canada	March
Sun Outdoors Cape Charles	RV: asset acquisition	669	—	VA	March
Beachwood Resort	RV: asset acquisition	672	—	WA	March
ThemeWorld RV Resort	RV: asset acquisition	148	—	FL	April
Sylvan Glen Estates	MH: asset acquisition	476	—	MI	April
Shelter Island Boatyard	Marina: asset acquisition	52	—	CA	May
Lauderdale Marine Center	Marina: asset acquisition	206	—	FL	May
Apponaug Harbor	Marina: asset acquisition	348	—	RI	June
Cabrillo Isle	Marina: business combination	476	—	CA	June
Marathon	Marina: asset acquisition	135	—	FL	June
Allen Harbor	Marina: asset acquisition	176	—	RI	July
Cisco Grove Campground & RV	RV: asset acquisition	18	407	CA	July
Four Leaf Portfolio(2)	MH: asset acquisition	2,545	340	MI / IN	July
Harborage Yacht Club	Marina: asset acquisition	300	—	FL	July
Zeman Portfolio(3)	RV: asset acquisition	686	—	IL / NJ	July
Southern Leisure RV Resort	RV: asset acquisition	496	—	FL	August
Sunroad Marina	Marina: asset acquisition	617	—	CA	August
Lazy Lakes RV Resort	RV: asset acquisition	99	—	FL	August
Puerto del Rey	Marina: asset acquisition	1,746	—	Puerto Rico	September
Stingray Point	Marina: asset acquisition	222	—	VA	September
Detroit River	Marina: asset acquisition	440	—	MI	September
Jetstream RV Resort at NASA	RV: asset acquisition	202	—	TX	September
Beaver Brook Campground	RV: asset acquisition	204	150	ME	October
Emerald Coast	Marina: business combination	311	—	FL	November
Tall Pines Harbor Campground	RV: asset acquisition	241	—	VA	November
Wells Beach Resort Campground	RV: asset acquisition	231	—	ME	November

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Community Name	Type	Sites, Wet Slips and Dry Storage Spaces	Development Sites	State / Province or Country	Month Acquired
Port Royal	Marina: asset acquisition	167	—	SC	November
Podickory Point	Marina: asset acquisition	209	—	MD	December
Sunroad Marina (restaurant)	Marina: asset acquisition	—	—	CA	December
Jellystone Park at Mammoth Cave	RV: asset acquisition	315	—	KY	December
South Bay	Marina: asset acquisition	333	—	CA	December
Wentworth by the Sea	Marina: asset acquisition	155	—	NH	December
Rocky Mountain RV Park	RV: asset acquisition	75	—	MT	December
Haas Lake RV Park Campground	RV: asset acquisition	492	—	MI	December
Pearwood RV Resort	RV: asset acquisition	144	—	TX	December
Holly Shores Camping Resort	RV: asset acquisition	310	—	NJ	December
Pheasant Ridge RV Park	RV: asset acquisition	130	—	OR	December
Coyote Ranch Resort	RV: asset acquisition	165	165	TX	December
Jellystone Park at Whispering Pines	RV: asset acquisition	131	—	TX	December
Hospitality Creek Campground	RV: asset acquisition	230	—	NJ	December
	Total	15,816	1,062
(1) Includes two marinas.
(2) Includes nine MH communities.
(3) Includes two RV Resorts.

The following table summarizes the amounts of assets acquired, net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed in 2021 (in millions):

	At Acquisition Date					Consideration
	Investment in property	Inventory of manufactured homes, boat parts and retail related items	In-place leases, goodwill and other intangible assets(1)	Other assets / (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Temporary and permanent equity	Total consideration
Asset Acquisition
Sun Outdoors Association Island	$15.0	$—	$—	$(0.2)	$14.8	$14.8	$—	$14.8
Blue Water Beach Resort	9.0	—	—	(0.3)	8.7	8.7	—	8.7
Tranquility MHC	1.2	—	—	—	1.2	1.2	—	1.2
Islamorada and Angler House	18.0	—	0.3	(0.3)	18.0	18.0	—	18.0
Prime Martha's Vineyard	22.3	0.2	0.1	(0.7)	21.9	21.9	—	21.9
Pleasant Beach Campground	1.5	—	0.1	—	1.6	1.6	—	1.6
Sun Outdoors Cape Charles	59.7	—	0.2	(2.0)	57.9	57.9	—	57.9
Beachwood Resort	14.0	—	0.2	(7.6)	6.6	6.6	—	6.6
ThemeWorld RV Resort	25.0	—	—	(0.1)	24.9	24.9	—	24.9
Sylvan Glen Estates	23.6	—	0.5	(0.3)	23.8	(0.2)	24.0	23.8
Shelter Island Boatyard	9.6	0.1	0.4	(0.1)	10.0	10.0	—	10.0
Lauderdale Marine Center	336.9	—	3.3	1.0	341.2	341.2	—	341.2
Apponaug Harbor	6.5	—	0.1	(0.7)	5.9	5.9	—	5.9
Marathon	19.1	—	0.3	(0.2)	19.2	19.2	—	19.2
Allen Harbor	4.0	—	—	(0.1)	3.9	3.9	—	3.9
Cisco Grove Campground & RV	6.6	—	—	—	6.6	6.6	—	6.6
Four Leaf Portfolio	210.7	0.3	4.0	(0.5)	214.5	214.5	—	214.5
Harborage Yacht Club	17.3	0.1	4.7	(0.5)	21.6	21.6	—	21.6

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	At Acquisition Date					Consideration
	Investment in property	Inventory of manufactured homes, boat parts and retail related items	In-place leases, goodwill and other intangible assets(1)	Other assets / (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Temporary and permanent equity	Total consideration
Zeman Portfolio	14.2	—	0.7	(0.5)	14.4	14.4	—	14.4
Southern Leisure RV Resort	17.4	—	0.3	(0.3)	17.4	17.4	—	17.4
Sunroad Marina(2)	47.8	—	0.5	65.0	113.3	113.3	—	113.3
Lazy Lakes RV Resort	11.3	—	—	(0.1)	11.2	11.2	—	11.2
Puerto del Rey	94.5	0.5	1.0	(4.1)	91.9	91.9	—	91.9
Stingray Point	2.9	—	—	(0.3)	2.6	2.6	—	2.6
Detroit River	8.7	—	0.2	(0.6)	8.3	8.3	—	8.3
Jetstream RV Resort at NASA	17.0	—	0.5	(0.2)	17.3	17.3	—	17.3
Beaver Brook Campground	4.4	—	0.1	—	4.5	4.5	—	4.5
Tall Pines Harbor Campground	10.5	—	—	—	10.5	10.5	—	10.5
Wells Beach Resort Campground	12.2	—	—	—	12.2	12.2	—	12.2
Port Royal	20.5	—	0.1	(0.3)	20.3	20.3	—	20.3
Podickory Point	3.3	—	—	(0.2)	3.1	3.1	—	3.1
Jellystone Park at Mammoth Cave	32.5	—	—	(0.6)	31.9	31.9	—	31.9
South Bay	14.0	—	0.2	(2.5)	11.7	11.7	—	11.7
Wentworth by the Sea	14.1	0.1	0.1	(1.1)	13.2	13.2	—	13.2
Rocky Mountain RV Park	12.5	—	—	—	12.5	12.5	—	12.5
Haas Lake RV Park Campground	20.1	—	—	—	20.1	16.5	3.6	20.1
Pearwood RV Resort	10.2	—	—	—	10.2	10.2	—	10.2
Holly Shores Camping Resort(3)	27.0	—	0.5	(0.5)	27.0	27.0	—	27.0
Pheasant Ridge RV Park	19.0	—	—	—	19.0	19.0	—	19.0
Coyote Ranch Resort	12.6	—	—	(0.2)	12.4	12.4	—	12.4
Jellystone Park at Whispering Pines	13.8	—	—	(0.2)	13.6	13.6	—	13.6
Hospitality Creek Campground(3)	15.0	—	0.6	(0.6)	15.0	15.0	—	15.0
Business Combination
Cabrillo Isle	37.6	—	10.1	(0.7)	47.0	47.0	—	47.0
Emerald Coast	9.0	2.7	41.9	(0.6)	53.0	53.0	—	53.0
Total	$1,302.1	$4.0	$71.0	$38.8	$1,415.9	$1,388.3	$27.6	$1,415.9
(1) Refer to Note 5, "Goodwill and Other Intangibles Assets," for additional detail on goodwill and other intangible assets.
(2) The balance includes the marina acquired in August and the restaurant acquired in December of which $9.2 million was recorded in investment property and $21.0 million in Other assets / liabilities.
(3) The allocation was estimated as of December 2021 and was adjusted as of March 2022, based on final purchase price allocation.

As of December 31, 2021, we incurred $18.0 million of transaction costs, which were capitalized and allocated among the various fixed asset categories for purchases that meet the asset acquisition criteria. As of December 31, 2021, we also incurred $1.4 million of business combination expenses, which were expensed for acquisitions deemed to be business combinations.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The total amount of Revenues and Net income included in the Consolidated Statements of Operations for the year ended December 31, 2021 related to business combinations completed in 2021 are set forth in the following table (in millions):

Year Ended
December 31, 2021
Total revenues	$6.4
Net income	$0.5

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

The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisitions been consummated on January 1, 2020 (in millions, except for per share data):

Year Ended (unaudited)
December 31, 2021
Total revenues	$2,330.0
Net income attributable to Sun Communities, Inc. common shareholders	$390.9
Net income per share attributable to Sun Communities, Inc. common shareholders - basic	$3.47
Net income per share attributable to Sun Communities, Inc. common shareholders - diluted	$3.40

Land for Expansion / Development

During the year ended December 31, 2021, we acquired 11 land parcels, which are located across the United States and the United Kingdom for the potential development of nearly 4,000 sites, for total purchase price of $172.8 million.

Other Acquisitions

In December 2021, we acquired Leisure Systems, Inc., the franchisor of the Jellystone Park™ system. The acquisition was accounted for as a business combination. The following table summarizes the amounts of assets acquired, net of liabilities assumed at the acquisition date and the consideration paid for the acquisition (in millions):

	At Acquisition Date					Consideration
	Investment in property	Inventory of manufactured homes, boat parts and retail related items	In-place leases, goodwill and other intangible assets(1)	Other liabilities, net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Temporary and permanent equity	Total consideration
Leisure Systems, Inc(1)	$—	$—	$24.0	$(2.3)	$21.7	$21.7	$—	$21.7
(1) The purchase price allocation is preliminary, subject to revision based on the final purchase price allocation to be finalized within one year from the acquisition date. As of December 31, 2021, the purchase price of $23.0 million was recognized within Other assets, net in the Consolidated Balance Sheets.

Dispositions

On July 2, 2021, we sold two MH communities located in Indiana and Missouri, containing a combined 677 sites, for $67.5 million. The gain from the sale of the property was $49.4 million.

On August 26, 2021, we sold four MH communities located in Arizona, Illinois and Missouri, containing a combined 1,137 sites, for $94.6 million. The gain from the sale of the property was $58.7 million.

Refer to Note 19, "Subsequent Events," for information regarding acquisitions completed after March 31, 2022.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
4.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in millions):

	March 31, 2022	December 31, 2021
Installment notes receivable on manufactured homes, net	$77.2	$79.1
Notes receivable from real estate developers and operators	304.4	284.0
Other receivables, net	132.0	106.5
Total Notes and Other Receivables, net	$513.6	$469.6

Installment Notes Receivable on Manufactured Homes

Installment notes receivable are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC Topic 820 "Fair Value Measurements and Disclosures." The balances of installment notes receivable of $77.2 million (net of fair value adjustment of $0.4 million) and $79.1 million (net of fair value adjustment of $0.6 million) as of March 31, 2022 and December 31, 2021, respectively, are secured by manufactured homes. The notes represent financing to purchasers of manufactured homes located in our communities and require monthly principal and interest payments. The notes had a net weighted average interest rate (net of servicing costs) and maturity of 7.6 percent and 14.5 years as of March 31, 2022, and 7.6 percent and 14.7 years as of December 31, 2021, respectively. Refer to Note 15, "Fair Value of Financial Instruments," for additional detail.

The change in the aggregate balance of the installment notes receivable is as follows (in millions):

	Three Months Ended	Year Ended
	March 31, 2022	December 31, 2021
Beginning balance of gross installment notes receivable	$79.7	$87.2
Financed sale of manufactured homes	0.9	8.6
Adjustment for notes receivable related to assets held for sale	—	0.5
Principal payments and payoffs from our customers	(2.3)	(11.7)
Principal reduction from repossessed homes	(0.7)	(3.0)
Dispositions of properties	—	(1.9)
Ending balance of gross installment notes receivable	77.6	79.7

Beginning balance of fair value adjustments on gross installment notes receivable	(0.6)	(1.3)
Fair value adjustment	0.2	0.7
Fair value adjustments on gross installment notes receivable	(0.4)	(0.6)

Ending balance of installment notes receivable, net	$77.2	$79.1

Notes Receivable from Real Estate Developers and Operators

The change in the aggregate balance of notes receivable from real estate developers and operators is as follows (in millions):

	Three Months Ended	Year Ended
	March 31, 2022	December 31, 2021
Beginning balance	$284.0	$52.6
Additions	30.5	239.7
Payments	(4.1)	(13.0)
Other adjustments	(6.0)	4.7
Ending balance	$304.4	$284.0

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Notes receivable from real estate developers and operators are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC Topic 820 "Fair Value Measurements and Disclosures." As of March 31, 2022 and December 31, 2021, the notes receivable balances are primarily comprised of a loan provided to a real estate operator to finance its acquisition and development costs, and construction loans provided to real estate developers. The notes receivable from real estate developers and operators have a net weighted average interest rate and maturity of 7.5 percent and 0.9 years as of March 31, 2022, and 7.2 percent and 0.9 years as of December 31, 2021, respectively. As of March 31, 2022, real estate developers and operators collectively have $49.0 million of undrawn funds on their loans. There were no adjustments to the fair value of notes receivable from real estate developers and operators for the three months ended March 31, 2022 and 2021. Refer to Note 15, "Fair Value of Financial Instruments," for additional information.

Other Receivables, net

Other receivables, net were comprised of amounts due from (in millions):

	March 31, 2022	December 31, 2021
Home sale proceeds	$44.1	$33.5
Marina customers for storage, service and lease payments, net(1)	40.5	29.3
MH and annual RV residents for rent, utility charges, fees and other pass through charges, net(2)	11.0	10.0
Insurance receivables	7.2	9.0
Other receivables(3)	29.2	24.7
Total Other Receivables, net	$132.0	$106.5
(1)Net of allowance of $1.8 million and $1.5 million as of March 31, 2022 and December 31, 2021, respectively.
(2)Net of allowance of $5.0 million and $5.5 million as of March 31, 2022 and December 31, 2021, respectively.
(3)Includes receivable from Rezplot Systems LLC, a nonconsolidated affiliate in which we have a 49.2 percent ownership interest. In June 2020, we made a convertible secured loan to Rezplot Systems LLC. The note allows for a principal amount of up to $10.0 million to be drawn down over a period of three years, bears an interest rate of 3.0 percent and is secured by all the assets of Rezplot Systems LLC. In January 2022, we made an additional loan to Rezplot Systems LLC that allows for a principal amount of up to $5.0 million to be drawn over a period of three years and bears an interest rate of 3.0 percent. The outstanding balances were $11.1 million and $10.2 million as of March 31, 2022 and December 31, 2021, respectively. Refer to Note 6, "Investments in Nonconsolidated Affiliates," for additional information on Rezplot Systems LLC.

5.    Goodwill and Other Intangibles Assets

Our intangible assets include goodwill, in-place leases, non-competition agreements, trademarks and trade names, customer relationships, and franchise agreements and other intangible assets. These intangible assets are recorded in Goodwill and Other intangible assets, net on the Consolidated Balance Sheets.

Goodwill

The change in the carrying amount of goodwill during the three months ended March 31, 2022 is as follows (in millions):

Segment(1)	December 31, 2021	Acquisitions	Other(2)	March 31, 2022
Marina	$495.4	$8.8	$(1.0)	$503.2
RV	—	9.5	—	9.5
Total	$495.4	$18.3	$(1.0)	$512.7
(1) There was no Goodwill allocated to the MH segment as of March 31, 2022 and December 31, 2021.
(2) The measurement periods for the valuation of assets acquired and liabilities assumed end as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available but not to exceed 12 months. Adjustments in purchase price allocations may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined. These purchase accounting adjustments are presented under Other in the table above.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Other Intangible Assets, net

The gross carrying amounts and accumulated amortization of our intangible assets are as follows (in millions):

		March 31, 2022		December 31, 2021
Other Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	2 months - 13 years	$163.5	$(125.2)	$162.6	$(120.8)
Non-competition agreements	5 years	10.0	(2.5)	10.0	(2.0)
Trademarks and trade names	3 years	2.5	(1.1)	5.8	(0.9)
Customer relationships	7 - 17 years	123.5	(15.1)	122.4	(12.3)
Franchise agreements and other intangible assets	3 - 27 years	46.1	(6.5)	31.1	(5.8)
Total finite-lived assets		$345.6	$(150.4)	$331.9	$(141.8)
Indefinite-lived assets - Trademarks and trade names	N/A	136.5	—	114.2	—
Indefinite-lived assets - Other	N/A	2.5	—	2.5	—
Total indefinite-lived assets		$139.0	$—	$116.7	$—
Total		$484.6	$(150.4)	$448.6	$(141.8)

Amortization expenses related to our Other intangible assets are as follows (in millions):

	Three Months Ended
Other Intangible Asset Amortization Expense	March 31, 2022	March 31, 2021
In-place leases	$4.6	$9.8
Non-competition agreements	0.5	0.5
Trademarks and trade names	0.2	0.2
Customer relationships	2.8	1.6
Franchise fees and other intangible assets	0.6	0.5
Total	$8.7	$12.6

We anticipate amortization expense for Other intangible assets to be as follows for the next five years (in millions):

	Remainder 2022	2023	2024	2025	2026
In-place leases	$10.1	$9.7	$6.9	$6.0	$3.3
Non-competition agreements	1.5	2.0	2.0	2.0	—
Trademarks and trade names	0.6	0.8	—	—	—
Customer relationships	8.8	11.8	11.8	11.7	11.7
Franchise agreements and other intangible assets	2.4	3.1	3.1	3.0	2.7
Total	$23.4	$27.4	$23.8	$22.7	$17.7

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

RezPlot Systems LLC ("Rezplot")
At March 31, 2022 and December 31, 2021, we had a 49.2 percent ownership interest in RezPlot, a RV reservation software technology company, which interest we acquired in January 2019.

Sungenia Joint Venture ("Sungenia JV")
At March 31, 2022 and December 31, 2021, we had a 50 percent ownership interest in Sungenia JV, a joint venture formed between us and Ingenia Communities Group in November 2018, to establish and grow a manufactured housing community development program in Australia.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

GTSC LLC ("GTSC")
At March 31, 2022 and December 31, 2021, we had a 40 percent ownership interest in GTSC, which engages in acquiring, holding and selling loans secured, directly or indirectly, by manufactured homes located in our communities.

Origen Financial Services, LLC ("OFS")
At March 31, 2022 and December 31, 2021, we had a 22.9 percent ownership interest in OFS, an end-to-end online resident screening and document management suite.

SV Lift, LLC ("SV Lift")
At March 31, 2022 and December 31, 2021, we had a 50 percent ownership interest in SV Lift, which owns, operates and leases an aircraft.

The investment balance in each nonconsolidated affiliate is as follows (in millions):

Investment	March 31, 2022	December 31, 2021
Investment in RezPlot	$0.6	$0.1
Investment in Sungenia JV	36.6	36.2
Investment in GTSC	37.3	35.7
Investment in OFS	0.3	0.2
Investment in SV Lift	2.7	2.9
Total	$77.5	$75.1

The income / (loss) from each nonconsolidated affiliate is as follows (in millions):

	Three Months Ended
Income / (Loss) from Nonconsolidated Affiliates(1)	March 31, 2022	March 31, 2021
RezPlot equity loss	$(0.7)	$(0.5)
Sungenia JV equity income	0.6	0.8
GTSC equity income	1.2	1.2
SV Lift equity loss	(0.2)	(0.3)
Total Income from Nonconsolidated Affiliates	$0.9	$1.2
(1) Our Equity income in OFS for the three months ended March 31, 2022, and 2021 was immaterial to disclose.

The change in the GTSC investment balance is as follows (in millions):

	Three Months Ended	Year Ended
	March 31, 2022	December 31, 2021
Beginning balance	$35.7	$25.5
Contributions	5.1	27.3
Distributions	(4.8)	(23.0)
Equity earnings	1.2	6.1
Fair value adjustment	0.1	(0.2)
Ending Balance	$37.3	$35.7

The change in the Sungenia JV investment balance is as follows (in millions):

	Three Months Ended	Year Ended
	March 31, 2022	December 31, 2021
Beginning balance	$36.2	$26.9
Cumulative translation adjustment	(0.2)	(1.5)
Contributions	—	9.0
Equity earnings	0.6	1.8
Ending Balance	$36.6	$36.2

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

Other Consolidated VIEs

We consolidate Sun NG RV Resorts LLC ("Sun NG Resorts"); Rudgate Village SPE, LLC, Rudgate Clinton SPE, LLC, and Rudgate Clinton Estates SPE, LLC; Sun NG Whitewater RV Resorts LLC; FPG Sun Menifee 80 LLC, SHM South Fork JV, LLC; Sun Solar Energy Project LLC, Sun Solar Energy Project CA II, and FPG Sun Moreno Valley 66 LLC under the guidance set forth in ASC Topic 810 "Consolidation." We concluded that each entity is a VIE where we are the primary beneficiary, as we have the power to direct the significant activities of, and absorb the significant losses and receive the significant benefits from each entity. Refer to Note 8, "Debt and Line of Credit," for additional information on Sun NG Resorts.

The following table summarizes the assets and liabilities of our consolidated VIEs, with the exception of the Operating Partnership, included in our Consolidated Balance Sheets after eliminations (in millions):

	March 31, 2022	December 31, 2021
Assets
Investment property, net	$699.4	$623.5
Cash, cash equivalents and restricted cash	15.5	13.6
Other intangible assets, net	13.8	13.4
Other assets, net	6.7	5.3
Total Assets	$735.4	$655.8

Liabilities and Other Equity
Secured debt	$53.1	$52.6
Unsecured debt	35.2	35.2
Other liabilities	123.2	94.0
Total Liabilities	211.5	181.8
Temporary equity	32.3	35.4
Noncontrolling interests	20.3	19.4
Total Liabilities and Other Equity	$264.1	$236.6

Total assets related to the consolidated VIEs, with the exception of the Operating Partnership, comprised 5.3 percent and 4.9 percent of our consolidated total assets at March 31, 2022 and December 31, 2021, respectively. Total liabilities comprised 3.0 percent and 2.8 percent of our consolidated total liabilities at March 31, 2022 and December 31, 2021, respectively. Equity Interests and Noncontrolling interests related to the consolidated VIEs, on an absolute basis, comprised less than 1.0 percent of our consolidated total equity at March 31, 2022 and December 31, 2021, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

8.      Debt and Line of Credit

The following table sets forth certain information regarding debt including premiums, discounts and deferred financing costs (in millions, except for statistical information):

	Carrying Amount		Weighted Average Years to Maturity		Weighted Average Interest Rates
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Secured Debt	$3,366.6	$3,380.7	10.4	10.6	3.778%	3.779%
Unsecured Debt
Senior unsecured notes	1,186.7	1,186.4	8.3	8.5	2.55%	2.55%
Line of credit and other debt	1,453.3	1,034.8	3.1	3.5	1.25%	0.978%
Preferred equity - Sun NG Resorts - mandatorily redeemable	35.2	35.2	2.5	2.8	6.0%	6.0%
Preferred OP units - mandatorily redeemable	34.7	34.7	3.9	4.1	5.932%	5.932%
Total Unsecured Debt	2,709.9	2,291.1
Total Debt	$6,076.5	$5,671.8	8.1	8.8	2.958%	3.038%

Secured Debt

Secured debt consists of mortgage term loans.

During the three months ended March 31, 2022, no mortgage term loans were paid off. During the year ended December 31, 2021, we paid off the following mortgage term loans (in millions, except for statistical information):

Period	Repayment Amount		Fixed Interest Rate	Maturity Date	Loss on Extinguishment of Debt
Three months ended December 31, 2021	$11.6	(1)	4.3%	February 1, 2022	$—
(1)Includes two mortgage term loans which matured on February 1, 2022.

During the three months ended March 31, 2022 and year ended December 31, 2021, we did not enter into any new mortgage term loans.

The mortgage term loans, which total $3.4 billion as of March 31, 2022, are secured by 190 properties comprised of 75,378 sites representing approximately $3.1 billion of net book value.

Unsecured Debt

Senior Unsecured Notes

In October 2021, the Operating Partnership issued $450.0 million of senior unsecured notes with an interest rate of 2.3 percent and a seven-year term, due November 1, 2028 (the "2028 Notes"). Interest on the 2028 Notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2022. In addition, the Operating Partnership issued $150.0 million of senior unsecured 2031 Notes (as defined below) with an interest rate of 2.7 percent and a ten-year term due July 15, 2031. The 2031 Notes are additional notes of the same series as the $600.0 million aggregate principal amount of senior unsecured notes that the Operating Partnership issued in June 2021. The net proceeds from the offering were approximately $595.5 million after deducting underwriters' discounts and estimated offering expenses. The proceeds were used to pay down borrowings under our Senior Credit Facility.

In June 2021, the Operating Partnership issued $600.0 million of senior unsecured notes with an interest rate of 2.7 percent and a ten-year term, due July 15, 2031 (the "2031 Notes"). Interest on the 2031 Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2022. The net proceeds from the offering were approximately $592.4 million, after deducting underwriters' discounts and estimated offering expenses. The proceeds were used to pay down borrowings under our Senior Credit Facility.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The total outstanding balance of senior unsecured notes was $1.2 billion at March 31, 2022. This balance is recorded in the Unsecured debt line item on the Consolidated Balance Sheets.

Line of Credit

In June 2021, we entered into a senior credit agreement (the "Credit Agreement") with certain lenders. The Credit Agreement combined and replaced our prior $750.0 million credit facility, which was scheduled to mature on May 21, 2023, (the "A&R Facility"), and the $1.8 billion credit facility between Safe Harbor and certain lenders, which was scheduled to mature on October 11, 2024 (the "Safe Harbor Facility"). The Safe Harbor Facility was terminated in connection with the execution of the Credit Agreement. We repaid all amounts due and outstanding under the Safe Harbor Facility on or prior to the effective date. We recognized a Loss on extinguishment of debt in our Consolidated Statement of Operations related to the termination of the A&R Facility and the Safe Harbor Facility of $0.2 million and $7.9 million, respectively.

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

The Senior Credit Facility has a four-year term ending June 14, 2025, and, at our option, the maturity date may be extended for two additional six-month periods, subject to the satisfaction of certain conditions. However, the maturity date with respect to $500.0 million of available borrowing under the Senior Credit Facility is October 11, 2024, which, under the terms of the Credit Agreement, may not be extended. The Senior Credit Facility bears interest at a floating rate based on the Adjusted Eurocurrency Rate or BBSY rate, plus a margin that is determined based on the Company's credit ratings calculated in accordance with the Credit Agreement, which can range from 0.725 percent to 1.4 percent. As of March 31, 2022, the margin based on our credit ratings was 0.85 percent on the Senior Credit Facility.

At the lenders' option, the Senior Credit Facility will become immediately due and payable upon an event of default under the Credit Agreement. We had $1.4 billion and $1.0 billion of borrowings on the Senior Credit Facility as of March 31, 2022 and December 31, 2021. Of the total amount borrowed as of March 31, 2022, $1.2 billion is scheduled to mature on June 14, 2025 and $203.0 million is scheduled to mature October 11, 2024. These balances are recorded in Unsecured debt on the Consolidated Balance Sheets.

The Senior Credit Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under the Senior Credit Facility, but does reduce the borrowing amount available. We had $2.2 million of outstanding letters of credit at March 31, 2022 and December 31, 2021, respectively.

Refer to Note 19, "Subsequent Events," for information regarding the amendment of our Senior Credit Facility completed after March 31, 2022.

Bridge Loan Termination

On March 31, 2022, we terminated our commitment letter with Citigroup Global Markets, Inc. ("Citigroup"), pursuant to which, Citigroup (on behalf of its affiliates), committed to lend us up to £950.0 million, or approximately $1.2 billion converted at the March 31, 2022 exchange rate (the "Bridge Loan"). As of the date of termination, we did not have any borrowings outstanding under the Bridge Loan. During the three months ended March 31, 2022, we recognized a loss on extinguishment of debt in our Consolidated Statement of Operations of $0.3 million related to the termination of the Bridge Loan.

Unsecured Term Loan

In October 2019, we assumed a term loan facility, in the amount of $58.0 million in relation to an acquisition. The term loan has a four-year term ending October 29, 2023, and bears interest at a floating rate based on the Eurodollar rate or Prime rate plus a margin ranging from 1.20 percent to 2.05 percent. Effective July 1, 2021, the agreement was amended to release the associated collateral. The amendment extended the term loan facility maturity date to October 29, 2025 and adjusted the interest rate margin to a range from 0.8 percent to 1.6 percent. As of March 31, 2022, the margin was 0.95 percent. The outstanding balance was $28.4 million at March 31, 2022 and $31.6 million at December 31, 2021. These balances are recorded in Unsecured debt and Secured debt on the Consolidated Balance Sheets, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Preferred Equity - Sun NG Resorts - Mandatorily Redeemable

In connection with the investment in Sun NG Resorts, $35.3 million of mandatorily redeemable Preferred Equity ("Preferred Equity - Sun NG Resorts") was purchased by unrelated third parties. The Preferred Equity - Sun NG Resorts carries a preferred rate of return of 6.0 percent per annum. The Preferred Equity - Sun NG Resorts has a seven-year term ending June 1, 2025 and can be redeemed in the fourth quarter of 2024 at the holders' option. The Preferred Equity - Sun NG Resorts as of March 31, 2022 was $35.2 million. These balances are recorded within the Unsecured debt line item on the Consolidated Balance Sheets. Refer to Note 7, "Consolidated Variable Interest Entities," for additional information.

Preferred OP Units - mandatorily redeemable

Preferred OP units at March 31, 2022 and December 31, 2021 include $34.7 million of Aspen preferred OP units issued by the Operating Partnership. As of March 31, 2022, these units are convertible indirectly into 393,724 shares of our common stock.

In January 2020, we amended the Operating Partnership's partnership agreement. The amendment extended the automatic redemption date and reduced the annual distribution rate for 270,000 of the Aspen preferred OP units (the "Extended Units"). Subject to certain limitations, at any time prior to January 1, 2024 (or prior to January 1, 2034 with respect to the Extended Units), the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the average closing price of our common stock for the preceding ten trading days is $68.00 per share or less, 0.397 common OP units; or (b) if the ten-day average closing price is greater than $68.00 per share, the number of common OP units is determined by dividing (i) the sum of (A) $27.00 plus (B) 25.0 percent of the amount by which the ten-day average closing price exceeds $68.00 per share, by (ii) the ten-day average closing price. The current preferred distribution rate is 3.8 percent on the Extended Units and 6.5 percent on all other Aspen preferred OP units. On January 2, 2024 (or January 2, 2034 with respect to the Extended Units), we are required to redeem for cash all Aspen preferred OP units that have not been converted to common OP units. As of March 31, 2022, 270,000 of the Extended Units and 1,013,819 other Aspen preferred units were outstanding. These balances are recorded within the Unsecured debt line item on the Consolidated Balance Sheets.

Covenants

The mortgage term loans, senior unsecured notes and Senior Credit Facility are subject to various financial and other covenants. The most restrictive covenants are pursuant to (a) the terms of the Senior Credit Facility, which contains a minimum fixed charge coverage ratio, maximum leverage ratio, distribution ratio and variable rate indebtedness and (b) senior unsecured notes, which contain a total debt to total assets, secured debt to total assets, consolidated income available for debt service to debt service and unencumbered total asset value to unsecured debt covenants. At March 31, 2022, we were in compliance with all covenants.

In addition, certain of our subsidiary borrowers own properties that secure loans. These subsidiaries are consolidated within our accompanying Consolidated Financial Statements, however, each of these subsidiaries' assets and credit are not available to satisfy our debts and other obligations, and any of our other subsidiaries or any other person or entity.

Refer to Note 19, "Subsequent Events," for information regarding Debt and line of credit activities completed after March 31, 2022.

9.      Equity and Temporary Equity

Universal Shelf Registration Statement

In April 2021, we filed a new universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was deemed automatically effective and provides for the registration of unspecified amounts of equity and debt securities. We have the authority to issue 200,000,000 shares of capital stock, of which 180,000,000 shares are common stock and 20,000,000 are shares of preferred stock, par value $0.01 per share. As of March 31, 2022, we had 116,207,122 shares of common stock issued and outstanding and no shares of preferred stock were issued and outstanding.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Public Equity Offerings

In November 2021, we entered into two forward sale agreements relating to an underwritten registered public offering of 4,025,000 shares of our common stock at a public offering price of $185.00 per share and completed the offering on November 18, 2021 (the "November 2021 Forward Sale Agreements"). We did not initially receive any proceeds from the sale of shares of our common stock by the forward purchaser or its affiliates. We intend to use the net proceeds, if any, received upon the future settlement of the forward sale agreements, to fund a portion of the purchase price for our acquisition of Tiger Topco 1 Limited (together with its subsidiaries, "Park Holidays,") to repay borrowings outstanding under our Senior Credit Facility, to fund possible future acquisitions of properties and / or for working capital and general corporate purposes. Refer to Note 19, "Subsequent Events," for information regarding the settlement of the November 2021 Forward Sales Agreements completed after March 31, 2022.

At the Market Offering Sales Agreement

In December 2021, we entered into an At the Market Offering Sales Agreement with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock (the "December 2021 Sales Agreement"), through the sales agents, acting as our sales agents or, if applicable, as forward sellers, or directly to the sales agents as principals for their own accounts. The sales agents and forward sellers are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold under the December 2021 Sales Agreement. We simultaneously terminated our prior sales agreement upon entering into the December 2021 Sales Agreement.

We entered into forward sales agreements with respect to 600,503 shares of common stock under our at the market offering program for $107.9 million during the three months ended March 31, 2022. These forward sale agreements were not settled as of March 31, 2022, but we expect to settle them by the end of March 2023. We also entered into forward sale agreements with respect to 1,820,109 shares of common stock under our at the market offering program for $356.5 million during the year ended December 31, 2021. These forward sale agreements were not settled as of March 31, 2022, but we expect to settle them by the end of September 2022. Refer to Note 19, "Subsequent Events," for information regarding the settlement of certain of the forward sale agreements outstanding under our at the market offering program after March 31, 2022.

Issuances of Common OP Units in Connection with the Acquisition of Certain Properties

Issuances of Common OP Units

Three Months Ended March 31, 2022	Common OP Units Issued	Related Acquisition
February 2022	14,683	Jarrett Bay Boatworks

Conversions

Conversions to Common Stock - Subject to certain limitations, holders can convert certain series of OP units to shares of our common stock at any time. Below is the activity of conversions during the three months ended March 31, 2022 and 2021:

		Three Months Ended		Three Months Ended
		March 31, 2022		March 31, 2021
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)	Units / Shares Converted	Common Stock(1)
Common OP units	1.0000	1,260	1,260	24,912	24,912
Series A-1 preferred OP units	2.4390	2,694	6,568	4,316	10,525
Series C preferred OP units	1.1100	150	166	—	—
Series E preferred OP units	0.6897	5,000	3,448	—	—
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Distributions

Distributions declared for the three months ended March 31, 2022 were as follows:

Common Stock, Common OP units and Restricted Stock Distributions	Record Date	Payment Date	Distribution Per Share	Total Distribution (in Millions)
March 31, 2022	3/31/2022	4/15/2022	$0.88	$104.5

Refer to Note 19, "Subsequent Events," for information regarding equity transactions completed after March 31, 2022.

10.      Share-Based Compensation

As of March 31, 2022, we had two share-based compensation plans: the Sun Communities, Inc. 2015 Equity Incentive Plan ("2015 Equity Incentive Plan") and the First Amended and Restated 2004 Non-Employee Director Option Plan ("2004 Non-Employee Director Option Plan"). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future. Time based awards for directors generally vest over three years. Time based awards for key employees and executives generally vest over five years. Market condition awards for the executives generally vest after three years.

During the three months ended March 31, 2022 and 2021, shares were granted as follows:

Grant Period	Type	Plan	Shares Granted	Grant Date Fair Value Per Share		Vesting Type
2022	Key Employees	2015 Equity Incentive Plan	138,510	$180.49	(1)	Time Based
2022	Executive Officers	2015 Equity Incentive Plan	66,000	$178.20	(1)	Time Based
2022	Executive Officers	2015 Equity Incentive Plan	91,500	$124.88	(2)	Market Condition	(3)
2022	Directors	2004 Non-Employee Director Option Plan	11,900	$197.00	(1)	Time Based
2021	Key Employees	2015 Equity Incentive Plan	90,406	$146.03	(1)	Time Based
2021	Executive Officers	2015 Equity Incentive Plan	72,400	$151.67	(1)	Time Based
2021	Executive Officers	2015 Equity Incentive Plan	101,100	$93.41	(2)	Market Condition	(3)
2021	Directors	2004 Non-Employee Director Option Plan	11,709	$179.64	(1)	Time Based
(1)Represents the weighted average fair value per share of the closing price of our common stock on the dates the shares were awarded.
(2)Represents the weighted average fair value per share of the Monte Carlo simulation fair value price of our market condition awards on the dates the shares were awarded.
(3)Share-based compensation for restricted stock awards with market conditions is measured based on shares expected to vest using a Monte Carlo simulation to determine fair value.

The vesting requirements for 230,411 and 252,153 restricted shares granted to our executives, directors and employees were satisfied during the three months ended March 31, 2022 and 2021, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

11.     Segment Reporting

ASC Topic 280, "Segment Reporting" ("ASC 280"), establishes standards for the way the business enterprises report information about operating segments in its financial statements. As described in Note 1, "Basis of Presentation," we analyze our operating results through the following segments: (i) Manufactured home ("MH") communities, (ii) Recreational vehicle ("RV") resorts and (iii) Marina.

The MH segment owns, operates, develops, or has an interest in, a portfolio of MH communities throughout the U.S. and the UK, and is in the business of acquiring, operating and developing ground up MH communities to provide affordable housing solutions to residents. The MH segment also provides manufactured home sales and leasing services to tenants and prospective tenants of our communities.

The RV segment owns, operates, develops, or has an interest in, a portfolio of RV resorts and is in the business of acquiring, operating and developing ground up RV resorts throughout the U.S. and in Canada. It also provides leasing services for vacation rentals within the RV resorts.

The Marina segment owns, operates, and develops marinas, and is in the business of acquiring and operating marinas throughout the U.S., with the majority of such marinas concentrated in coastal regions, and others located in various inland regions and Puerto Rico.

Properties containing both MH and RV sites are classified to a segment based on the predominant site counts at the properties.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

A presentation of segment financial information is summarized as follows (in millions):

	Three Months Ended
	March 31, 2022				March 31, 2021
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Operating revenues	$269.1	$116.7	$147.9	$533.7	$245.5	$92.3	$95.6	$433.4
Operating expenses / Cost of sales	107.4	67.1	97.3	271.8	97.1	51.7	64.2	213.0
NOI	$161.7	$49.6	$50.6	$261.9	$148.4	$40.6	$31.4	$220.4
Adjustments to arrive at net income
Interest income				6.8				2.6
Brokerage commissions and other revenues, net				8.0				6.0
General and administrative expense				(55.7)				(38.2)
Catastrophic event-related charges, net				—				(2.4)
Business combination expense, net				(0.5)				(1.2)
Depreciation and amortization				(148.5)				(123.9)
Loss on extinguishment of debt (see Note 8)				(0.3)				—
Interest expense				(45.2)				(39.5)
Interest on mandatorily redeemable preferred OP units / equity				(1.0)				(1.0)
Gain / (loss) on remeasurement of marketable securities				(34.5)				3.7
Loss on foreign currency translation				(2.2)				—
Gain on dispositions of properties				13.4				—
Other expense, net				(0.6)				(0.5)
Gain on remeasurement of notes receivable				0.2				0.4
Income from nonconsolidated affiliates (see Note 6)				0.9				1.2
Gain on remeasurement of investment in nonconsolidated affiliates				0.1				0.1
Current tax benefit / (expense)				(1.3)				0.2
Deferred tax benefit				—				0.1
Net Income				1.5				28.0
Less: Preferred return to preferred OP units / equity interests				3.0				2.9
Less: Income / (loss) attributable to noncontrolling interests				(2.2)				0.3
Net Income Attributable to Sun Communities, Inc. Common Shareholders				$0.7				$24.8

	March 31, 2022				December 31, 2021
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Identifiable Assets
Investment property, net	$5,331.8	$3,665.8	$2,706.2	$11,703.8	$5,172.2	$3,639.0	$2,614.3	$11,425.5
Cash, cash equivalents and restricted cash	52.0	31.9	18.7	102.6	36.7	19.9	21.6	78.2
Marketable securities	102.5	55.8	—	158.3	121.0	65.9	—	186.9
Inventory of manufactured homes	57.6	5.7	—	63.3	44.3	6.8	—	51.1
Notes and other receivables, net	395.5	68.0	50.1	513.6	374.2	55.5	39.9	469.6
Goodwill	—	9.5	503.2	512.7	—	—	495.4	495.4
Other intangible assets, net	25.2	36.9	272.1	334.2	27.4	22.7	256.7	306.8
Other assets, net	227.7	63.7	234.3	525.7	198.0	63.6	219.0	480.6
Total Assets	$6,192.3	$3,937.3	$3,784.6	$13,914.2	$5,973.8	$3,873.4	$3,646.9	$13,494.1

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

12.     Income Taxes

We have elected to be taxed as a real estate investment trust ("REIT") pursuant to Section 856(c) of the Internal Revenue Code of 1986, as amended ("Code"). In order for us to qualify as a REIT, at least 95 percent of our gross income in any year must be derived from qualifying sources. In addition, a REIT must distribute annually at least 90 percent of its REIT taxable income (calculated without any deduction for dividends paid and excluding capital gain) to its shareholders and meet other tests.

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation, which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the three months ended March 31, 2022.

As a REIT, we generally will not be subject to United States ("U.S.") federal income taxes at the corporate level on the ordinary taxable income we distribute to our shareholders as dividends. If we fail to qualify as a REIT in any taxable year, our taxable income could be subject to U.S. federal income tax at regular corporate rates. Even if we qualify as a REIT, we may be subject to certain state and local income taxes as well as U.S. federal income and excise taxes on our undistributed income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes. We are also subject to local income taxes in Canada and Puerto Rico due to certain properties located in Canada and one located in Puerto Rico. We do not provide for withholding taxes on our undistributed earnings from our Canadian subsidiaries as they are reinvested and will continue to be reinvested indefinitely outside of the U.S. However, we are subject to Australian withholding taxes on distributions from our investment in Ingenia Communities Group.

Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards, and depreciation and basis differences between tax and GAAP. Our deferred tax assets that have a full valuation allowance relate to our taxable REIT subsidiaries. Net deferred tax liabilities of $20.7 million for Canadian entities have been recorded in relation to corporate entities and included in Other liabilities in our Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, respectively. We had no U.S. federal deferred tax liabilities as of March 31, 2022. U.S. federal deferred tax liabilities of $0.1 million have been recorded and included in our Consolidated Balance Sheets as of December 31, 2021.

We had no unrecognized tax benefits as of March 31, 2022 and 2021. We do not expect significant changes in tax positions that would result in unrecognized tax benefits within one year of March 31, 2022.

For the three months ended March 31, 2022, we recorded a current tax expense for federal, state and Canadian income taxes as well as Australian withholding taxes of $1.3 million. For the three months ended March 31, 2021, we recorded a current tax benefit for federal, state and Canadian income taxes of $0.2 million.

For the three months ended March 31, 2021, we recorded a deferred tax benefit of $0.1 million.

13.     Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis. We calculate diluted earnings per share using the more dilutive of the treasury stock method and the two-class method for stock option and restricted common shares, the treasury stock method for forward equity sales and the if converted method for convertible units.

From time to time, we enter into forward equity sales agreements, which are discussed in Note 9, "Equity and Temporary Equity." We considered the potential dilution resulting from the forward equity sales agreements on the earnings per share calculations. At inception, the agreements do not have an effect on the computation of basic earnings per share as no shares are delivered unless and until there is a physical settlement. Common shares issued upon the physical settlement of the forward equity sales agreements, weighted for the period these common shares are outstanding, are included in the denominator of basic earnings per share. To determine the dilution resulting from the forward equity sales agreements during the period of time prior to settlement, we calculate the number of weighted-average shares outstanding - diluted.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

Diluted earnings per share considers the impact of potentially dilutive securities except when the potential common shares have an antidilutive effect. Our unvested restricted stock common shares contain rights to receive non-forfeitable distributions and participate equally with common stock with respect to distributions issued or declared, and thus, are participating securities, requiring the two-class method of computing earnings per share. In calculating the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average number of shares outstanding during the period. The two-class method determines earnings per share by (1) dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares of common stock outstanding for the period; and (2) dividing the sum of distributed earnings allocated to participating securities and undistributed earnings allocated to participating securities by the weighted average number of shares of participating securities for the period. The remaining potentially dilutive common shares do not contain rights to distributions and are included in the computation of diluted earnings per share.

Computations of basic and diluted earnings per share were as follows (in millions, except for per share data):

	Three Months Ended
	March 31, 2022	March 31, 2021
Numerator
Net Income Attributable to Sun Communities, Inc. Common Shareholders	$0.7	$24.8
Less: allocation to restricted stock awards	—	0.2
Basic earnings - Net Income attributable to common shareholders after allocation to restricted stock awards	$0.7	$24.6
Diluted earnings - Net Income attributable to common shareholders after allocation to common and preferred OP units(1)	$0.7	$24.6

Denominator
Weighted average common shares outstanding	115.3	107.9
Add: common shares dilutive effect: Forward Equity Offering	0.2	0.3
Add: dilutive restricted stock	0.4	—
Add: common and preferred OP units dilutive effect	—	—
Diluted weighted average common shares and securities	115.9	108.2
Earnings Per Share Available to Common Shareholders After Allocation
Basic earnings per share	$0.01	$0.23
Diluted earnings per share	$0.01	$0.23

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We have excluded all convertible securities from the computation of diluted earnings per share because the inclusion of those securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share as of March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Common OP units	2,551	2,582
A-1 preferred OP units	272	290
A-3 preferred OP units	40	40
Aspen preferred OP units	1,284	1,284
Series C preferred OP units	306	306
Series D preferred OP units	489	489
Series E preferred OP units	85	90
Series F preferred OP units	90	90
Series G preferred OP units	241	241
Series H preferred OP units	581	581
Series I preferred OP units	922	922
Series J preferred OP units	240	—
Total Securities	7,101	6,915

14.     Derivative Financial Instruments

Our objective and strategy in using interest rate derivatives is to manage exposure to interest rate movements, thereby minimizing the effect of interest rate changes and the effect they could have on future cash outflows (forecasted interest payments) on a forecasted issuance of long-term debt. Treasury locks are used to accomplish this objective. We do not enter into derivative instruments for speculative purposes.

We have designated the treasury lock contracts as cash flow hedges under ASC Topic 815, "Derivatives and Hedging." The risk being hedged is the interest rate risk related to forecasted transactions and the benchmark interest rate used is the on-the-run 10-year U.S. Treasury rate. As of March 31, 2022, we had four Treasury lock contracts with an aggregate notional amount of $600.0 million that were designated as cash flow hedges of interest rate risk. The unrealized gains or losses on the Treasury lock contracts were recorded in Accumulated other comprehensive income within the Consolidated Balance Sheets, and will be reclassified into earnings in the same period during which the hedged transaction affects earnings. These unrealized gains or losses will be amortized as reduction or increase to Interest expense within the Consolidated Statements of Operations.

The following table presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts (in millions):

	March 31, 2022			December 31, 2021
Derivatives designated as cash flow hedges	Notional	Fair Value of Assets(1)	Fair Value of Liabilities	Notional	Fair Value of Assets(1)	Fair Value of Liabilities
Interest rate derivatives	$600.0	$25.6	$—	$150.0	$0.4	$—
(1)Included within Other Assets, net on the Consolidated Balance Sheets.

As of March 31, 2022, the net accumulated gain on our interest rate derivatives before tax effect was $25.6 million. We estimate that $3.4 million will be reclassified as a reduction to interest expense over the next 12 months. The maximum length of time for which we will hedge our exposure to the variability in future cash flows is 10 years.

Refer to Note 15, "Fair Value of Financial Instruments," for additional information related to the fair value methodology used for derivative financial instruments.

Refer to Note 19, "Subsequent Events," for information regarding derivative transactions completed after March 31, 2022.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

15.     Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, cash equivalents and restricted cash, marketable securities, notes and other receivables, derivatives assets, debt, warrant, and other liabilities. We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures, pursuant to ASC 820, "Fair Value Measurements and Disclosures." The following methods and assumptions were used in order to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Assets by Hierarchy Level

The table below sets forth our financial assets and liabilities (in millions) that required disclosure of fair value on a recurring basis as of March 31, 2022. The table presents the carrying values and fair values of our financial instruments as of March 31, 2022 and December 31, 2021, that were measured using the valuation techniques described above. The table excludes other financial instruments such as other receivables and accounts payable as the carrying values associated with these instruments approximate their fair value since their maturities are less than one year. These are classified as Level 1 in the hierarchy.

	March 31, 2022
Financial Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash, cash equivalents and restricted cash	$102.6	$102.6	$—	$—	$102.6
Marketable securities	158.3	158.3	—	—	158.3
Installment notes receivable on manufactured homes, net	77.2	—	—	77.2	77.2
Notes receivable from real estate developers and operators	304.4	—	—	304.4	304.4
Warrants	0.6	—	—	0.6	0.6
Derivative assets	25.6	—	25.6	—	25.6
Total assets measured at fair value	$668.7	$260.9	$25.6	$382.2	$668.7

Financial Liabilities
Secured debt	$3,366.6	$—	$3,366.6	$—	$3,226.1
Unsecured debt
Senior unsecured notes	1,186.7	—	1,186.7	—	1,089.0
Line of credit and other unsecured debt	1,523.2	—	1,523.2	—	1,523.2
Total unsecured debt	2,709.9	—	2,709.9	—	2,612.2
Other financial liabilities (contingent consideration)	20.2	—	—	20.2	20.2
Total liabilities measured at fair value	$6,096.7	$—	$6,076.5	$20.2	$5,858.5

	December 31, 2021
Financial Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash, cash equivalents and restricted cash	$78.2	$78.2	$—	$—	$78.2
Marketable securities	186.9	186.9	—	—	186.9
Installment notes receivable on manufactured homes, net	79.1	—	—	79.1	79.1
Notes receivable from real estate developers and operators	284.0	—	—	284.0	284.0
Derivative assets	0.4	—	0.4	—	0.4
Total assets measured at fair value	$628.6	$265.1	$0.4	$363.1	$628.6

Financial Liabilities
Secured debt	$3,380.7	$—	$3,380.7	$—	$3,405.9
Unsecured debt
Senior unsecured notes	1,186.4	—	1,186.4	—	1,201.8
Line of credit and other unsecured debt	1,104.7	—	1,104.7	—	1,104.7
Total unsecured debt	2,291.1	—	2,291.1	—	2,306.5
Other financial liabilities (contingent consideration)(1)	20.2	—	—	20.2	20.2
Total liabilities measured at fair value	$5,692.0	$—	$5,671.8	$20.2	$5,732.6
(1)Balance updated to include contingent consideration related to a marina acquisition. This contingent consideration was included within Other liabilities on the Consolidated Balance Sheets at December 31, 2021.

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

The change in the marketable securities balance is as follows (in millions):

	Three Months Ended	Year Ended
	March 31, 2022	December 31, 2021
Beginning Balance	$186.9	$124.7
Additional purchases	—	35.5
Change in fair value measurement	(34.5)	33.4
Foreign currency translation adjustment	4.4	(9.2)
Dividend reinvestment, net of tax	1.5	2.5
Ending Balance	$158.3	$186.9

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

Derivative Assets- Interest Rate Derivatives

Interest rate derivatives are recorded at fair value and consist of Treasury locks. The fair value of the Treasury lock is measured using observable inputs based on the 10-year Treasury note rate (Level 2).

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

Line of credit and other unsecured debt - consists primarily of our Senior Credit Facility. We have variable rates on our Senior Credit Facility. The fair value of the debt with variable rates approximates carrying value as the interest rates of these amounts approximate market rates. The estimated fair value of our indebtedness as of March 31, 2022 approximated its gross carrying value.

Other Financial Liabilities

We estimate the fair value of contingent consideration liabilities based on valuation models using significant unobservable inputs that generally consider discounting of future cash flows using market interest rates and adjusting for non-performance risk over the remaining term of the liability (Level 3).

Level 3 Reconciliation, Measurements and Transfers

We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. Availability of secondary market activity and consistency of pricing from third-party sources impacts our ability to classify securities as Level 2 or Level 3. There were no transfers into or out of Level 3 during the three months ended March 31, 2022.

The following table summarizes changes to our financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three months ended March 31, 2022 (in millions):

	Three Months Ended
	March 31, 2022
Assets:	Installment Notes Receivable on MH, net	Notes Receivable From Real Estate Developers and Operators	Warrants
Level 3 beginning balance at December 31, 2021	$79.1	$284.0	$—
Realized gains / (losses)	0.2	—	(0.6)
Purchases and issuances	0.9	30.5	1.2
Sales and settlements	(3.0)	(4.1)	—
Other adjustments	—	(6.0)	—
Level 3 ending balance at March 31, 2022	$77.2	$304.4	$0.6

Other liabilities (Contingent Consideration) was $20.2 million at March 31, 2022 and December 31, 2021 respectively, and there were no changes to these Level 3 liabilities during the three months ended March 31, 2022. The balance at December 31, 2021 includes $8.9 million related to an acquisition in the marina segment that was previously included in Other Liabilities.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available as of March 31, 2022. As such, our estimates of fair value could differ significantly from the actual carrying value.

16.    Commitments and Contingencies

Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

17.    Leases

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

Future minimum lease payments under non-cancellable leases as of the three months ended March 31, 2022 where we are the lessee include:

Maturity of Lease Liabilities (in millions)	Operating Leases	Finance Leases	Total
2022 (excluding three months ended March 31, 2022)	$7.9	$0.2	$8.1
2023	10.2	0.2	10.4
2024	10.4	4.1	14.5
2025	10.4	—	10.4
2026	9.3	—	9.3
Thereafter	196.8	—	196.8
Total Lease Payments	$245.0	$4.5	$249.5
Less: Imputed interest	(112.9)	(0.2)	(113.1)
Present Value of Lease Liabilities	$132.1	$4.3	$136.4

Right-of-use (ROU) assets and lease liabilities for finance and operating leases as included in our Consolidated Balance Sheets are as follows (in millions):

	Financial Statement Classification	As of
Description		March 31, 2022	December 31, 2021
Lease Assets
ROU asset obtained in exchange for new finance lease liabilities	Investment property, net	$4.5	$4.3
ROU asset obtained in exchange for new operating lease liabilities	Other assets, net	$140.2	$138.2
ROU asset obtained relative to below market operating lease	Other assets, net	$92.5	$93.1
Lease Liabilities
Finance lease liabilities	Other liabilities	$4.3	$4.2
Operating lease liabilities	Other liabilities	$132.1	$129.2

Lease expense for finance and operating leases, and short term lease cost as included in our Consolidated Statements of Operations are as follows (in millions):

		Three Months Ended
Description	Financial Statement Classification	March 31, 2022	March 31, 2021
Finance Lease Expense
Interest on lease liabilities	Interest expense	$0.1	$—
Operating lease cost	General and administrative expense, Property operating and maintenance	1.0	2.1
Variable lease cost	Property operating and maintenance	3.2	1.3
Short term lease cost	Property operating and maintenance	1.2	0.1
Total Lease Expense		$5.5	$3.5

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Lease term, discount rates and additional information for finance and operating leases are as follows:

As of
Lease Term and Discount Rate	March 31, 2022
Weighted-average Remaining Lease Terms (years)
Finance lease	2.26
Operating lease	34.27
Weighted-average Discount Rate
Finance lease	2.47%
Operating lease	3.85%

	Three Months Ended
Other Information (in millions)	March 31, 2022	March 31, 2021
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flow from operating leases	$2.4	$1.0
Financing cash flow from finance leases	0.1	—
Total Cash Paid On Lease Liabilities	$2.5	$1.0

Lessor Accounting

We are not the lessor for any finance leases at our MH, RV or marina properties as of March 31, 2022.

Almost all of our operating leases at our MH and RV properties where we are the lessor are either month-to-month or for a time period not to exceed one year. As of March 31, 2022, future minimum lease payments would not exceed 12 months.

Future minimum lease payments under non-cancellable leases at our RV resorts and marinas as of the three months ended March 31, 2022 where we are the lessor include:

Maturity of Lease Payments (in millions)	Operating Leases
2022 (excluding the three months ended March 31, 2022)	$19.9
2023	22.5
2024	13.9
2025	6.9
2026	3.5
Thereafter	8.2
Total Undiscounted Cash Flows	$74.9

The components of lease income for our operating leases, as included in our Consolidated Statement of Operations are as follows (in millions):

		Three Months Ended
Description	Financial Statement Classification	March 31, 2022	March 31, 2021
Operating Leases
Fixed lease income	Income from real property; Brokerage commissions and other revenue, net	$7.1	$3.7
Variable lease income(1)	Income from real property; Brokerage commissions and other revenue, net	$0.7	$1.0
(1)Consists of rent primarily based on a percentage of acquisition costs and net operating income.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

18.     Recent Accounting Pronouncements

Recent Accounting Pronouncements - Adopted

In August 2020, the FASB issued ASU 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity." This update simplifies the accounting for convertible instruments by eliminating the models that require separation of a cash conversion or beneficial conversion feature from the host contract. Under the amended guidance, a convertible debt instrument is treated as one liability accounted for at its amortized cost and convertible preferred stock is considered one equity instrument accounted for at its historical cost, unless (a) there are other features that require bifurcation as a derivative, or (b) convertible debt was issued at a substantial premium. This update also eliminates several triggers for derivative accounting, including a requirement to settle certain contracts by delivering registered shares. Additionally, this update provides clarifications to improve the consistency of earnings per share (EPS) calculations. We adopted the ASU on January 1, 2022. The adoption of this ASU did not have an impact on our Consolidated Financial Statements.

Recent Accounting Pronouncements - Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional guidance for accounting for contracts, hedging relationships and other transactions affected by the reference rate reform, if certain criteria are met. The provisions of this standard are available for election through December 31, 2022. As of March 31, 2022, we do not expect the reference rate reform will have a material impact on our Consolidated Financial Statements as the majority of our debt has fixed interest rates. Refer to Note 19, "Subsequent Events," for information regarding the amendment of our Senior Credit Facility, now based on SOFR after amendment, completed after March 31, 2022. amendment.

19.    Subsequent Events

Acquisitions

Subsequent to the three months ended March 31, 2022, we completed our previously announced acquisition of Park Holidays in the UK for £950 million (or approximately $1.2 billion). As consideration for the acquisition, we (i) issued an aggregate of 186,044 shares of our common stock with a value of approximately $34.0 million as of the closing to certain individual sellers who are also members of Park Holidays' senior management team, and (ii) paid the remainder of the purchase price in cash.

Property Name	Property Type	Sites, Wet Slips and Dry Storage Spaces	Development Sites	State / Province or Country	Total Purchase Price (in millions)
Park Holidays(1)	MH	15,906	1,140	UK	$1,242.1
Christies Parks(2)	MH	249	—	UK	10.1
Bluewater Yacht Sales	Marina	200	—	Various	25.0
Jarrett Bay Bluewater Yacht Sales(3)	Marina	—	—	Various	17.6
Total Subsequent Acquisitions		16,355	1,140		$1,294.8
(1)Includes 40 owned and two managed properties.
(2)Combined with an existing adjacent MH community.
(3)Combined with an existing marina.

Debt

Senior Credit Facility Amendment

On April 7, 2022, in connection with the closing of the Park Holidays acquisition, the Operating Partnership as borrower, and Sun Communities, Inc., as guarantor, and certain lenders entered into Amendment No. 1 to the Fourth Amended and Restated Credit Agreement and Other Loan Documents (the "Credit Facility Amendment"), which amended our Senior Credit Facility.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Credit Facility Amendment increases the aggregate amount of our Senior Credit Facility to $4.2 billion with the ability to upsize the total borrowings by an additional $800 million, subject to certain conditions. The increased aggregate amount under the Senior Credit Facility consists of the following: (a) a revolving loan in an amount up to $3.05 billion and (b) a term loan facility of $1.15 billion, with the ability to draw funds from the combined facilities in U.S. dollars, Pounds sterling, Euros, Canadian dollars and Australian dollars, subject to certain limitations. The Credit Facility Amendment extends the maturity date of the revolving loan facility to April 7, 2027, assuming the Operating Partnership's exercise of each of its two six-month extension options and, further, the Credit Facility Amendment also extends the maturity date of the term loan facility to April 7, 2025, which may not be extended. Prior to the amendment, the Senior Credit Facility permitted aggregate borrowings of up to $2.0 billion, with an accordion feature that allowed for additional commitments of up to $1.0 billion, subject to the satisfaction of certain conditions.

The Senior Credit Facility bears interest at a floating rate based on Adjusted Term SOFR, the Adjusted Eurocurrency Rate, the Daily RFR Rate, the Australian Bank Bill Swap Bid Rate (BBSY), the Daily SONIA Rate or the Canadian Dollar Offered Rate, as applicable, plus, in all cases, a margin, which can range from 0.725 percent to 1.6 percent, subject to certain adjustments. As of March 31, 2022, the margin based on our credit ratings would have been 0.85 percent on the revolving loan facility and 0.95 percent on the term loan facility.

Senior Unsecured Notes

On April 12, 2022, the Operating Partnership issued $600.0 million of senior unsecured notes with an interest rate of 4.2 percent and a 10-year term, due April 15, 2032 (the "2032 Notes"). The net proceeds from the offering were $592.3 million after deducting underwriters' discounts and estimated offering expenses. We used the net proceeds from the offering to repay borrowings outstanding under our Senior Credit Facility. In connection with the 2032 Notes issuance, we settled four 10-year Treasury rate locks totaling $600.0 million and received a settlement payment of $35.3 million. The balance is included in the Accumulated other comprehensive income in our Consolidated Balance Sheets, and will be amortized as a reduction of interest expense on a straight line basis over the 10-year term of the hedged transaction.

Equity Transactions

On April 15, 2022, we settled forward sale agreements with respect to 1,200,000 shares of common stock under our at the market offering program. We also settled forward sale agreements with respect to 4,025,000 shares of common stock under the November 2021 Forward Sale Agreements related to an underwritten registered public offering. The aggregate net proceeds from the settlement of these forward sale agreements was $934.9 million. We used the net proceeds to repay borrowings outstanding under our Senior Credit Facility.

We have evaluated our Consolidated Financial Statements for subsequent events through the date that this Form 10-Q was issued.

SUN COMMUNITIES, INC.
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes, along with our 2021 Annual Report.

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. As of March 31, 2022, we owned and operated or held an interest in a portfolio of 603 developed properties located in 39 states throughout the United States, Ontario, Canada, Puerto Rico and the United Kingdom including 283 MH communities, 161 RV resorts, 31 properties containing both MH and RV sites, and 128 marinas. We have been in the business of acquiring, operating, developing and expanding MH communities and RV resorts since 1975 and marinas since 2020. We lease individual sites with utilities access for placement of manufactured homes, RVs or boats to our customers. We are also engaged in the marketing, selling and leasing of new and pre-owned homes to current and future residents in our MH communities. The Rental Program operations within our MH communities support and enhance our occupancy levels, property performance and cash flows.

SIGNIFICANT ACCOUNTING POLICIES

We have identified significant accounting policies that, as a result of the judgments, uncertainties and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition or results of operations under different conditions or using different assumptions. Details regarding significant accounting policies are described fully in our 2021 Annual Report.

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

We believe that GAAP net income (loss) is the most directly comparable measure to FFO. The principal limitation of FFO is that it does not replace GAAP net income (loss) as a performance measure or GAAP cash flow from operations as a liquidity measure. Because FFO excludes significant economic components of GAAP net income (loss) including depreciation and amortization, FFO should be used as a supplement to GAAP net income (loss) and not as an alternative to it. Furthermore, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. FFO is calculated in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that interpret the NAREIT definition differently.

SUN COMMUNITIES, INC.
RESULTS OF OPERATIONS

The following tables reconcile the Net income attributable to Sun Communities, Inc. common shareholders to NOI and summarize our consolidated financial results for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended
	March 31, 2022	March 31, 2021
Net Income Attributable to Sun Communities, Inc. Common Shareholders	$0.7	$24.8
Interest income	(6.8)	(2.6)
Brokerage commissions and other revenues, net	(8.0)	(6.0)
General and administrative expense	55.7	38.2
Catastrophic event-related charges, net	—	2.4
Business combination expense	0.5	1.2
Depreciation and amortization	148.5	123.9
Loss on extinguishment of debt (see Note 8)	0.3	—
Interest expense	45.2	39.5
Interest on mandatorily redeemable preferred OP units / equity	1.0	1.0
(Gain) / loss on remeasurement of marketable securities (see Note 15)	34.5	(3.7)
Loss on foreign currency translation	2.2	—
Gain on disposition of property	(13.4)	—
Other expense, net	0.6	0.5
Gain on remeasurement of notes receivable (see Note 4)	(0.2)	(0.4)
Income from nonconsolidated affiliates (see Note 6)	(0.9)	(1.2)
Gain on remeasurement of investment in nonconsolidated affiliates (see Note 6)	(0.1)	(0.1)
Current tax (benefit) / expense (see Note 12)	1.3	(0.2)
Deferred tax benefit (see Note 12)	—	(0.1)
Preferred return to preferred OP units / equity interests	3.0	2.9
Income / (loss) attributable to noncontrolling interests	(2.2)	0.3
NOI	$261.9	$220.4

	Three Months Ended
	March 31, 2022	March 31, 2021
Real property NOI	$232.8	$204.6
Home sales NOI	18.8	10.6
Service, retail, dining and entertainment expenses NOI	10.3	5.2
NOI	$261.9	$220.4

SUN COMMUNITIES, INC.
Seasonality of Revenue

The RV and marina industries are seasonal in nature, and the results of operations in any one period may not be indicative of results in future periods.

In the RV segment, certain properties maintain higher occupancy during the summer months, while other properties maintain higher occupancy during the winter months. Based on the location of our properties with transient RV sites, our portfolio generally produces higher revenues between April and September than between October and March. Real property - transient revenue is included in RV segment revenue. As of March 31, 2022, we recognized $42.7 million of Real property - transient revenue in the first quarter. Real property - transient revenue was $266.6 million for the year ended December 31, 2021. In 2021, Real property - transient revenue was recognized 11.9 percent in the first quarter, 27.3 percent in the second quarter, 44.9 percent in the third quarter and 15.9 percent in the fourth quarter.

In the marina segment, demand for wet slip storage increases during the summer months as customers contract for the summer boating season, which also drives non-storage revenue streams such as service, fuel and on-premises restaurants or convenience stores. Demand for dry storage increases during the winter season as seasonal weather patterns require boat owners to store their vessels on dry docks and within covered racks. As of March 31, 2022, we recognized $62.4 million of seasonal Real property revenue in the first quarter. Seasonal Real property revenue was $246.6 million for the year ended December 31, 2021. In 2021, Seasonal Real property revenue was recognized 17.7 percent in the first quarter, 25.0 percent in the second quarter, 29.9 percent in the third quarter and 27.4 percent in the fourth quarter.

SUN COMMUNITIES, INC.
Comparison of the Three Months Ended March 31, 2022 and 2021

Real Property Operations - Total Portfolio

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three months ended March 31, 2022 and 2021 (in millions, except for statistical information):

	Three Months Ended
	March 31, 2022	March 31, 2022	Change	% Change
Financial Information
Revenue
Real property (excluding transient)	$306.7	$268.8	$37.9	14.1%
Real property - transient	45.0	32.5	12.5	38.5%
Other	36.5	29.3	7.2	24.6%
Total Operating	388.2	330.6	57.6	17.4%
Expense
Property Operating	155.4	126.0	29.4	23.3%
Real Property NOI	$232.8	$204.6	$28.2	13.8%

	As of
	March 31, 2022	March 31, 2021		Change
Other Information
Number of properties(1)	603	562		41

MH occupancy	96.7%
RV occupancy(2)	100.0%
MH & RV blended occupancy(3)	97.5%	97.3%		0.2%

Sites available for MH & RV development	11,377	9,646		1,731

Monthly base rent per site - MH	$615	$598	(5)	$17
Monthly base rent per site - RV(4)	$542	$522	(5)	$20
Monthly base rent per site - Total	$597	$580	(5)	$17
(1)Includes MH communities, RV resorts and marinas.
(2)Occupancy percentages include annual RV sites and exclude transient RV sites.
(3)Occupancy percentages include MH and annual RV sites, and exclude transient RV sites.
(4)Monthly base rent pertains to annual RV sites and excludes transient RV sites.
(5)Canadian currency figures included within the three months ended March 31, 2021 have been translated at 2022 average exchange rates.

For the three months ended March 31, 2022, the $28.2 million increase in Real Property NOI consists of $13.6 million from Same Property MH and RV and $0.3 million from Same Property marina as detailed below, and $14.3 million from recently acquired properties as compared to the same period in 2021.

SUN COMMUNITIES, INC.
Real Property Operations - Same Property

A key management tool used when evaluating performance and growth of our properties is a comparison of the Same Property portfolio. Same Property refers to properties that we have owned for at least the preceding year, exclusive of properties recently completed or under construction, and other properties as determined by management. The Same Property data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions or unique situations. In order to evaluate the growth of the Same Property portfolio, management has classified certain items differently than our GAAP statements. The reclassification difference between our GAAP statements and our Same Property portfolio is the reclassification of utility revenues from real property revenue to operating expenses. A significant portion of our utility charges are re-billed to our residents.

Real Property Operations - Same Property - MH and RV

The following tables reflect certain financial and other information for our Same Property MH and RV as of and for the three months ended March 31, 2022 and 2021 (in millions, except for statistical information).

	Three Months Ended
	Total Same Property - MH and RV				MH				RV
	March 31, 2022	March 31, 2021	Change	% Change(1)	March 31, 2022	March 31, 2021	Change	% Change(1)	March 31, 2022	March 31, 2021	Change	% Change(1)
Financial Information
Revenue
Real property (excluding transient)	$233.1	$218.7	$14.4	6.6%	$182.4	$174.9	$7.5	4.3%	$50.7	$43.8	$6.9	15.5%
Real property - transient	39.1	30.3	8.8	28.9%	0.5	0.6	(0.1)	(23.1)%	38.6	29.7	8.9	30.0%
Other	7.6	7.2	0.4	5.5%	4.9	4.4	0.5	11.1%	2.7	2.8	(0.1)	(3.3)%
Total Operating	279.8	256.2	23.6	9.2%	187.8	179.9	7.9	4.4%	92.0	76.3	15.7	20.5%
Expense
Property Operating	88.9	78.9	10.0	12.7%	47.7	43.9	3.8	8.7%	41.2	35.0	6.2	17.6%
Real Property NOI	$190.9	$177.3	$13.6	7.7%	$140.1	$136.0	$4.1	3.0%	$50.8	$41.3	$9.5	22.9%
(1) Percentages are calculated based on unrounded numbers.

SUN COMMUNITIES, INC.

	As of
	March 31, 2022	March 31, 2021		Change
Other Information
Number of properties	425	425		—

MH occupancy	97.3%
RV occupancy(1)	100.0%
MH & RV blended occupancy(2)	97.9%

Adjusted MH occupancy(3)	98.1%
Adjusted RV occupancy(4)	100.0%
Adjusted MH & RV blended occupancy(5)	98.5%	96.9%	(6)	1.6%

Sites available for development	7,645	8,243		(598)

Monthly base rent per site - MH	$620	$597	(8)	$23
Monthly base rent per site - RV(7)	$553	$522	(8)	$31
Monthly base rent per site - Total	$604	$580	(8)	$24
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
(6)The occupancy percentages for 2021 have been adjusted to reflect incremental growth period-over-period from newly rented MH expansion sites and the conversion of transient RV sites to annual RV sites.
(7)Monthly base rent pertains to annual RV sites and excludes transient RV sites.
(8)Canadian currency figures included within three months ended March 31, 2021 have been translated at 2022 average exchange rates.

The amounts in the table above reflect constant currency for comparative purposes. We have reclassified water and sewer revenues of $19.6 million and $17.3 million for the three months ended March 31, 2022 and 2021, to reflect the utility expenses associated with our Same Property portfolio net of recovery.

For the three months ended March 31, 2022 and 2021:

•The $13.6 million, or 7.7 percent, growth in Total Same Property NOI is due to a $9.5 million, or 22.9 percent, increase in NOI from the RV segment and $4.1 million, or 3.0 percent, increase in NOI from the MH segment.
•The RV segment increase in NOI of $9.5 million, or 22.9 percent, is primarily due to an increase in Real property - transient revenue of $8.9 million, or 30.0 percent, when compared to the same period in 2021 due to increased transient and vacation rental traffic.
•The MH segment increase in NOI of $4.1 million, or 3.0 percent, is primarily due to an increase in Real property (excluding transient) revenue of $7.5 million, or 4.3 percent, when compared to the same period in 2021. MH property (excluding transient) revenue increased due to a 3.8 percent increase in monthly base rent and an increase in Occupancy of 160 basis points.

SUN COMMUNITIES, INC.
Real Property Operations - Same Property - Marina

The following tables reflect certain financial and other information for our Same Property Marina as of and for the three months ended March 31, 2022 and 2021 (in millions, except for statistical information).

	Three Months Ended
Financial Information	March 31, 2022	March 31, 2021	Change	% Change(1)
Revenue
Real property (excluding transient)	$45.8	$43.3	$2.5	5.6%
Real property - transient	1.4	0.9	0.5	58.7%
Other	2.3	1.7	0.6	34.3%
Total Operating	49.5	45.9	3.6	7.7%
Expense
Property Operating	24.4	21.1	3.3	15.2%
Real Property NOI	$25.1	$24.8	$0.3	1.2%
(1) Percentages are calculated based on unrounded numbers.

	As of
	March 31, 2022	March 31, 2021	Change	% Change
Other Information
Number of properties	101	101	—	—%

We have reclassified utility revenue of $2.5 million and $2.6 million for the three months ended March 31, 2022 and 2021, to reflect the utility expenses associated with our Same Property Marina portfolio net of recovery.

Same Property Marina NOI remained flat for the three months ended March 31, 2022 when compared to the same period in 2021.

SUN COMMUNITIES, INC.
Home Sales Summary

We purchase new homes and acquire pre-owned and repossessed manufactured homes, generally located within our communities, from lenders, dealers, and former residents to sell or lease to current and prospective residents.

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended March 31, 2022 and 2021 (in millions, except for average selling price and statistical information):

	Three Months Ended
	March 31, 2022	March 31, 2021	Change	% Change
Financial Information
New Homes
New home sales	$26.6	$23.0	$3.6	15.7%
New home cost of sales	21.6	18.7	2.9	15.5%
Gross profit – new homes	5.0	4.3	0.7	16.3%
Gross margin % – new homes	18.8%	18.7%	0.1%
Average selling price – new homes	$179,730	$154,174	$25,556	16.6%

Pre-owned Homes
Pre-owned home sales	$38.1	$29.2	$8.9	30.5%
Pre-owned home cost of sales	19.8	18.6	1.2	6.5%
Gross Profit – pre-owned homes	18.3	10.6	7.7	72.6%
Gross margin % – pre-owned homes	48.0%	36.4%	11.6%
Average selling price – pre-owned homes	$55,298	$42,605	$12,693	29.8%

Total Home Sales
Revenue from home sales	$64.7	$52.2	$12.5	23.9%
Cost of home sales	41.4	37.3	4.1	11.0%
Home selling expenses	4.5	4.3	0.2	4.7%
Home Sales NOI	$18.8	$10.6	$8.2	77.4%

Other Information
New home sales volume	148	149	(1)	(0.7)%
Pre-owned home sales volume	689	686	3	0.4%
Total home sales volume	837	835	2	0.2%

Gross Profit - New Homes
For the three months ended March 31, 2022, the $0.7 million, or 16.3 percent, increase in gross profit is primarily the result of a 16.6 percent increase in the new home average selling price, as compared to the same period in 2021.

Gross Profit - Pre-owned Homes
For the three months ended March 31, 2022, the $7.7 million, or 72.6 percent, increase in gross profit is primarily the result of a 11.6 percent increase in gross margin, primarily due to a 29.8 percent increase in the pre-owned home average selling price, as compared to the same period in 2021.

Homes sales NOI
For the three months ended March 31, 2022, the $8.2 million, or 77.4 percent, increase in NOI is primarily the result of an increase in new home average selling price and pre-owned home average selling price, compared to the same period in 2021.

SUN COMMUNITIES, INC.
Rental Program Summary

The following table reflects certain financial and other information for our Rental Program as of and for the three months ended March 31, 2022 and 2021 (in millions, except for weighted average monthly rental rate and statistical information):

	Three Months Ended
	March 31, 2022	March 31, 2021	Change	% Change
Financial Information
Revenues
Home rent	$16.1	$17.0	$(0.9)	(5.3)%
Site rent	16.1	19.1	(3.0)	(15.7)%
Total	32.2	36.1	(3.9)	(10.8)%

Expenses
Rental Program operating and maintenance	4.9	5.2	(0.3)	(5.8)%
Rental Program NOI	$27.3	$30.9	$(3.6)	(11.7)%

Other Information
Number of sold rental homes	177	211	(34)	(16.1)%
Number of occupied rentals, end of period	9,467	11,473	(2,006)	(17.5)%
Investment in occupied rental homes, end of period	$541.9	$621.9	$(80.0)	(12.9)%
Weighted average monthly rental rate, end of period	$1,139	$1,055	$84	8.0%

The Rental Program NOI is included in Real Property NOI. The Rental Program NOI is separately reviewed to assess the overall growth and performance of the Rental Program and its financial impact on the Company's operations.

For the three months ended March 31, 2022, Rental Program NOI decreased $3.6 million, or 11.7 percent as compared to the same period in 2021. The decrease is primarily due to a $3.9 million or 10.8 percent decrease in revenue driven by a 17.5 percent decrease in number of occupied rental homes, as compared to the same period in 2021.

SUN COMMUNITIES, INC.
Marinas Summary

The following table reflects certain financial and other information for our marinas as of and for the three months ended March 31, 2022 and 2021 (in millions, except for statistical information):

	Three Months Ended
	March 31, 2022	March 31, 2021	Change	% Change
Financial Information
Revenues
Real property (excluding transient)	$67.0	$46.1	$20.9	45.3%
Real property - transient	2.5	0.9	1.6	177.8%
Other	2.9	1.6	1.3	81.3%
Total Operating	72.4	48.6	23.8	49.0%
Expenses
Property Operating	33.2	23.6	9.6	40.7%
Real Property NOI	39.2	25.0	14.2	56.8%
Service, retail, dining and entertainment
Revenue	71.2	44.4	26.8	60.4%
Expense	59.8	38.0	21.8	57.4%
NOI	11.4	6.4	5.0	78.1%

Marina NOI	$50.6	$31.4	$19.2	61.1%

Statistical information
Number of properties	128	110	18	16.4%
Total wet slips and dry storage	45,725	39,338	6,387	16.2%

The Marina Real Property NOI is included in Real Property NOI. The Marina NOI is separately reviewed to assess the overall growth and performance of the marina segment and its financial impact on the Company's operations.

We have reclassified utility revenue of $4.3 million and $2.6 million for the three months ended March 31, 2022 and 2021, to reflect the utility expenses associated with our marina properties portfolio net of recovery.

For the three months ended March 31, 2022 and 2021:

•The $19.2 million, or 61.1 percent increase in Marina NOI is due to a $14.2 million, or 56.8 percent increase in Marina Real Property NOI and a $5.0 million or 78.1 percent increase in Service, Retail, Dining and Entertainment NOI.
•The $14.2 million, or 56.8 percent growth in Marina Real Property NOI is due to a $20.9 million, or 45.3 percent, increase in Real property (excluding transient) revenue due to an increase in the number of owned marina properties compared to the same period in 2021.
•The 5.0 million, or 78.1 percent increase in Service, Retail, Dining and Entertainment NOI is due to an increase in Real property transient revenue due to an increase in service rates at our marinas and the addition of service revenue from the acquisition of additional marinas coupled with increased demand and entry into the superyacht market.

SUN COMMUNITIES, INC.
Other Items - Statements of Operations(1)

The following table summarizes other income and expenses for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended
	March 31, 2022	March 31, 2021	Change	% Change
Service, retail, dining and entertainment, net	$10.3	$5.2	$5.1	98.1%
Interest income	$6.8	$2.6	$4.2	161.5%
Brokerage commissions and other, net	$8.0	$6.0	$2.0	33.3%
General and administrative expense	$55.7	$38.2	$17.5	45.8%
Catastrophic event-related charges, net	$—	$2.4	$(2.4)	N/M
Business combination expense, net	$0.5	$1.2	$(0.7)	(58.3)%
Depreciation and amortization	$148.5	$123.9	$24.6	19.9%
Asset impairment charge	$—	$—	$—	N/A
Loss on extinguishment of debt (see Note 8)	$0.3	$—	$0.3	N/A
Interest expense	$45.2	$39.5	$5.7	14.4%
Interest on mandatorily redeemable preferred OP units / equity	$1.0	$1.0	$—	—%
Gain / (loss) on remeasurement of marketable securities (see Note 15)	$(34.5)	$3.7	$(38.2)	N/M
Loss on foreign currency translation	$(2.2)	$—	$(2.2)	N/A
Gain on dispositions of properties	$13.4	$—	$13.4	N/A
Other expense, net	$(0.6)	$(0.5)	$(0.1)	20.0%
Gain on remeasurement of notes receivable (see Note 4)	$0.2	$0.4	$(0.2)	50.0%
Income from nonconsolidated affiliates (see Note 6)	$0.9	$1.2	$(0.3)	(25.0)%
Income on remeasurement of investment in nonconsolidated affiliates (see Note 6)	$0.1	$0.1	$—	—%
Current tax benefit / (expense) (see Note 12)	$(1.3)	$0.2	$(1.5)	N/M
Deferred tax benefit (see Note 12)	$—	$0.1	$(0.1)	N/M
Preferred return to preferred OP units / equity interests	$3.0	$2.9	$0.1	3.4%
Income attributable to noncontrolling interests	$(2.2)	$0.3	$(2.5)	(833.3)%
(1)Only items determined by management to be material, of interest, or unique to the periods disclosed above are explained below.
N/M = Percentage change is not meaningful.

Service, retail, dining and entertainment, net - for the three months ended March 31, 2022, increased primarily due to increase in service rates at our marinas and the addition of service revenue from the acquisition of additional Safe Harbor marinas.

Interest income - for the three months ended March 31, 2022, increased primarily due to an increase in the notes receivable to real estate developers average balance in the current period as compared to the same period in 2021.

Brokerage commissions and other, net - for the three months ended March 31, 2022, increased primarily due to an increase in brokerage commissions as a result of an increase in the number of brokered home sales, as compared to 2021.

General and administrative expenses - for the three months ended March 31, 2022, increased primarily due to an increase in wages and incentives driven by growth in strategic initiatives and acquisition activity as compared to the same period in 2021.

Depreciation and amortization - for the three months ended March 31, 2022, increased as a result of property acquisitions during 2021 and 2022. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

Interest expense - for the three months ended March 31, 2022, increased primarily due to the higher carrying balance of debt as compared to the same period in 2021. Refer to Note 8, "Debt and Line of Credit," of our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.
Gain / (loss) on remeasurement of marketable securities - for the three months ended March 31, 2022 was a loss of $34.5 million as compared to a gain of $3.7 million during the same period in 2021 due to the fluctuation in the price of our publicly traded marketable securities. Refer to Note 15, "Fair Value of Financial Instruments," in our accompanying Consolidated Financial Statements for additional information.

Gain on dispositions of properties - for the three months ended March 31, 2022, increased due to a gain from the sale of three communities during 2022. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.
RECONCILIATION OF NET INCOME ATTRIBUTABLE TO SUN COMMUNITIES, INC. COMMON SHAREHOLDERS TO FFO

The following table reconciles Net income attributable to Sun Communities, Inc. common shareholders to FFO for the three months ended March 31, 2022 and 2021 (in millions, except for per share amounts):

	Three Months Ended
	March 31, 2022	March 31, 2021
Net Income Attributable to Sun Communities, Inc. Common Shareholders	$0.7	$24.8
Adjustments
Depreciation and amortization	148.3	123.8
(Gain) / loss on remeasurement of marketable securities	34.5	(3.7)
Gain on remeasurement of investment in nonconsolidated affiliates	(0.1)	(0.1)
Gain on remeasurement of notes receivable	(0.2)	(0.4)
Loss attributable to noncontrolling interests	(2.2)	(0.1)
Preferred return to preferred OP units	2.8	0.5
Gain on dispositions of properties	(13.4)	—
Gain on dispositions of assets, net	(15.1)	(8.2)
FFO Attributable to Sun Communities, Inc. Common Shareholders and Dilutive Convertible Securities(1)	$155.3	$136.6

Adjustments
Business combination expense and other acquisition related costs(2)	3.1	1.9
Loss on extinguishment of debt	0.3	—
Catastrophic event-related charges, net	—	2.4
Earnings - catastrophic event-related charges(3)	—	0.2
Loss on foreign currency translation	2.2	—
Other adjustments, net(4)	1.9	(0.1)
Core FFO Attributable to Sun Communities, Inc. Common Shareholders and Dilutive Convertible Securities(1)	$162.8	$141.0

Weighted average common shares outstanding - basic	115.3	107.9
Add
Common shares dilutive effect from forward equity sale	0.2	0.2
Restricted stock	0.4	0.2
Common OP units	2.5	2.6
Common stock issuable upon conversion of certain preferred OP units	2.8	0.8
Weighted Average Common Shares Outstanding - Fully Diluted	121.2	111.7

FFO Attributable to Sun Communities, Inc. Common Shareholders and Dilutive Convertible Securities Per Share - Fully Diluted	$1.28	$1.22

Core FFO Attributable to Sun Communities, Inc. Common Shareholders and Dilutive Convertible Securities Per Share - Fully Diluted	$1.34	$1.26
(1)The effect of certain anti-dilutive convertible securities is excluded from these items.
(2)These costs represent (a) business combination expenses and expenses incurred to bring recently acquired properties up to our operating standards, including items such as tree trimming and painting costs that do not meet our capitalization policy, and (b) nonrecurring integration expenses associated with a new acquisition for the three months ended March 31, 2022 and 2021, and (c) acquisition's dead deal cost and (d) cost associated with the termination of the bridge loan commitment related to the acquisition of Park Holidays for the three months ended March 31, 2022.
(3) Adjustment related to estimated loss of earnings in excess of the applicable business interruption deductible in relation to our three Florida Keys communities that were impaired by Hurricane Irma which had not yet been received from our insurer.
(4) Other adjustments, net include RV rebranding non-recurring cost for the three months ended March 31, 2022, and the change in estimated contingent consideration payments and the deferred tax benefit for the three months ended March 31, 2021.

SUN COMMUNITIES, INC.
LIQUIDITY AND CAPITAL RESOURCES

Short-term Liquidity

Our principal short-term liquidity demands have historically been, and are expected to continue to be, distributions to our shareholders and the unit holders of the Operating Partnership, property acquisitions, development and expansion of our properties, capital improvement of our properties, the purchase of new and pre-owned homes, and debt repayment. We intend to meet our short-term liquidity requirements through available cash balances, cash flows generated from operations, draws on our Senior Credit Facility, and the use of debt and equity offerings under our shelf registration statement. Refer to Note 8, "Debt and Line of Credit," and Note 9, "Equity and Temporary Equity," in our accompanying Consolidated Financial Statements for additional information.

We also intend to continue to strengthen our capital and liquidity positions by focusing on our core fundamentals, which are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We take a disciplined approach to selecting the optimal mix of financing sources to meet our liquidity demands and minimize our overall cost of capital. In June 2021, we received investment grade ratings of BBB and Baa3 with a stable outlook from S&P Global and Moody's, respectively. We plan on continuing to leverage this enhanced strength in the credit markets to utilize a greater proportion of unsecured debt to lower our cost of capital and increase our financial flexibility.

Acquisitions

Subject to market conditions, we intend to continue to identify opportunities to expand our development pipeline and acquire existing properties. We finance acquisitions through available cash, secured financing, draws on our Senior Credit Facility, the assumption of existing debt on properties and the issuance of debt and equity securities. We will continue to evaluate acquisition opportunities that meet our criteria. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in the accompanying Consolidated Financial Statements for information regarding recent property acquisitions.

Subsequent to the three months ended March 31, 2022, we completed our previously announced acquisition of Park Holidays. The acquisition values Park Holidays at an enterprise value of £950 million (or approximately $1.2 billion). As consideration for the acquisition, we (a) issued an aggregate of 186,044 shares of our common stock with a value of approximately $34.0 million as of the closing to certain individual sellers who are also members of Park Holidays' senior management, and (b) paid the remainder of the purchase price in cash.

Capital Expenditures

Our capital expenditures include expansion sites and development construction costs, recurring capital expenditures, lot modifications, growth projects, acquisition-related capital expenditures, rental home purchases and rebranding costs.

Our capital expenditure activity is summarized as follows (in millions):

	Three Months Ended
	March 31, 2022	March 31, 2021
Expansion and Development Expenditures	$47.4	$46.9
Recurring Capital Expenditures	15.8	13.6
Lot Modifications Expenditures	6.4	7.3
Growth Projects	22.7	18.1
Acquisition-related Capital Expenditures	62.6	33.6
Rental Program	28.9	27.7
Rebranding Cost	3.7	—
Other	(4.8)	4.8
Total capital expenditures activity	$182.7	$152.0

Expansion and development expenditures - consist primarily of construction costs such as roads, activities and amenities, and costs necessary to complete home and RV site improvements, such as driveways, sidewalks and landscaping at our MH communities and RV resorts. Expenditures also include costs to rebuild after damage has been incurred at MH, RV or marina properties, and research and development.

SUN COMMUNITIES, INC.
Recurring capital expenditures - relate to our continued commitment to the upkeep of our MH and RV properties and include items such as dredging, dock repairs and improvements, and equipment maintenance and upgrades related to our marinas.

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

Rebranding cost - includes new signage at our RV resorts and costs of building an RV mobile application and updated website.

Cash Flow Activities

Our cash flow activities are summarized as follows (in millions):

	Three Months Ended
	March 31, 2022	March 31, 2021
Net Cash Provided by Operating Activities	$225.7	$220.5
Net Cash Used for Investing Activities	$(484.2)	$(285.9)
Net Cash Provided by Financing Activities	$282.9	$93.0

Cash, cash equivalents, and restricted cash increased by $24.4 million from $78.2 million as of December 31, 2021, to $102.6 million as of March 31, 2022.

Operating activities - Net cash provided by operating activities increased by $5.2 million to $225.7 million for the three months ended March 31, 2022, compared to $220.5 million for the three months ended March 31, 2021. The increase was driven by improved operating performance at our MH, RV and marina properties.

Our net cash flows provided by operating activities from continuing operations may be adversely impacted by, among other things: (a) the market and economic conditions in our current markets generally, and specifically in the metropolitan areas of our current markets; (b) lower occupancy and rental rates of our properties; (c) increased operating costs, such as wage and benefit costs, insurance premiums, real estate taxes and utilities, that cannot be passed on to our tenants; (d) decreased sales of manufactured homes; (e) current volatility in economic conditions and the financial markets; and (f) the effects of the COVID-19 pandemic. See "Risk Factors" in Part I, Item 1A of our 2021 Annual Report.

Investing activities - Net cash used for investing activities increased by $198.3 million to $484.2 million for the three months ended March 31, 2022, compared to $285.9 million for the three months ended March 31, 2021. The increase in Net cash used for investing activities was primarily driven by an increase in cash deployed to acquire new properties, capital expenditure activity, and issuance of notes and other receivables. Refer to the consolidated statements of Cash Flow for detail on the net cash used on investing activities during the three months ended March 31, 2022 and 2021. Refer to Note 3, "Real Estate Acquisitions and Dispositions," and Note 4. "Notes and Other Receivables," in our accompanying Consolidated Financial Statements for additional information on acquisitions and issuance of notes and other receivables.

SUN COMMUNITIES, INC.
Financing activities - Net cash provided by financing activities increased by $189.9 million to $282.9 million for the three months ended March 31, 2022, compared to $93.0 million for the three months ended March 31, 2021. The increase in Net cash provided by financing activities was primarily driven by a decrease in payments, and an increase in borrowings, under our Senior Credit Facility, and a decrease in proceeds due to a public equity offering during the three months ended March 31, 2021 that did not exist during the three months ended March 31, 2022. Refer to the consolidated statements of Cash Flow for detail on the net cash provided by financing activities during the three months ended March 31, 2022 and 2021. Refer to Note 8, "Debt and Line of Credit," and Note 9, "Equity and Temporary Equity," in our accompanying Consolidated Financial Statements for additional information.

Equity and Debt Activity

Public Equity Offerings

In November 2021, we entered into the November 2021 Forward Sale Agreements in connection with an underwritten registered public offering of 4,025,000 shares of our common stock at a public offering price of $185.00. We did not initially receive any proceeds from the sale of shares of our common stock by the forward purchaser or its affiliates. This forward sale agreement was not settled as of March 31, 2022.

At the Market Offering Sales Agreement

In December 2021, we entered into the December 2021 Sales Agreement, with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock through the sales agents, acting as our sales agents or, if applicable, as forward sellers, or directly to the sales agents as principals for their own accounts. We simultaneously terminated our existing sales agreement upon entering into the December 2021 Sales Agreement.

We entered into forward sales agreements with respect to 600,503 shares of common stock under our at the market offering program for $107.9 million during the three months ended March 31, 2022. We also entered into forward sale agreements with respect to 1,820,109 shares of common stock under our at the market offering program for $356.5 million during the year ended December 31, 2021. None of these forward sale agreements was settled as of March 31, 2022.

Settlement of Forward Sale Agreements

Subsequent to the three months ended March 31, 2022, on April 15, 2022, we settled forward sale agreements with respect to 1,200,000 shares of common stock under our at the market offering program. We also settled forward sale agreements with respect to 4,025,000 shares of common stock under the November 2021 Forward Sale Agreements. The aggregate net proceeds from the settlement of these forward sale agreements was $934.9 million. We used the net proceeds to repay borrowings outstanding under our Senior Credit Facility. Refer to Note 19, "Subsequent Events," for information regarding the settlement of the forward sales agreements completed after March 31, 2022.

Senior Unsecured Notes

On April 12, 2022, the Operating Partnership issued $600.0 million of senior unsecured 2032 Notes with an interest rate of 4.2 percent and a 10-year term, due April 15, 2032. The net proceeds from the offering were approximately $592.3 million after deducting underwriters' discounts and estimated offering expenses. We used the net proceeds from the offering to repay borrowings outstanding under our Senior Credit Facility. In connection with the 2032 Notes issuance, we settled four 10-year Treasury rate locks totaling $600.0 million and received a settlement payment of $35.3 million, which is included in the Accumulated other comprehensive income balance in our Consolidated Balance Sheets, and will be amortized into interest expense on a straight line basis over the 10-year term of the hedged transaction. This lowers the effective interest rate on the 2032 Notes from 4.2 percent to 3.6 percent.

In October 2021, the Operating Partnership issued $450.0 million of senior unsecured 2028 Notes with an interest rate of 2.3 percent and a seven-year term, due November 1, 2028. In addition, the Operating Partnership issued $150.0 million of senior unsecured 2031 Notes (as defined below) with an interest rate of 2.7 percent and a ten-year term due July 15, 2031. The net proceeds from the offering were approximately $595.5 million after deducting underwriters' discounts and estimated offering expenses.

In June 2021, the Operating Partnership issued $600.0 million of senior unsecured 2031 Notes with an interest rate of 2.7 percent and a ten-year term, due July 15, 2031. The net proceeds from the offering were approximately $592.4 million, after deducting underwriters' discounts and estimated offering expenses.

SUN COMMUNITIES, INC.
The proceeds from the 2028 Notes and the 2031 Notes were used to pay down borrowings under our Senior Credit Facility. The total outstanding balance of senior unsecured notes was $1.2 billion at March 31, 2022.

The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the 2028 Notes, 2031 Notes, and 2032 Notes are guaranteed on a senior basis by Sun Communities, Inc. The irrevocable guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company. Under Rule 3-10 of Regulation S-X, as amended, subsidiary issuers of obligations guaranteed by its parent company are not required to provide separate financial statements, provided that the subsidiary obligor is consolidated into the parent company's consolidated financial statements, the parent guarantee is "full and unconditional" and, subject to certain exceptions, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. Accordingly, separate consolidated financial statements of the Operating Partnership have not been presented. Furthermore, as permitted under Rule 13-01(a)(4)(vi), we have excluded the summarized financial information for the Operating Partnership as the assets, liabilities and results of operations of the Operating Partnership are not materially different from the corresponding amounts presented in our consolidated financial statements and management believes such summarized financial information would be repetitive and not provide incremental value to investors.

Line of Credit

On April 7, 2022, in conjunction with the closing of the Park Holidays acquisition, we amended our Senior Credit Facility to increase its aggregate amount to $4.2 billion with the ability to upsize the total borrowings by an additional $800 million, subject to certain conditions. Refer to Note 19, "Subsequent Events," for information regarding the amendment of our Senior Credit Facility completed after March 31, 2022.

On June 14, 2021, we entered into a senior credit agreement (the "Credit Agreement") with certain lenders. The Credit Agreement combined and replaced our prior $750.0 million credit facility, which was scheduled to mature on May 21, 2023, (the "A&R Facility"), and the $1.8 billion credit facility between Safe Harbor and certain lenders, which was scheduled to mature on October 11, 2024 (the "Safe Harbor Facility"). The Safe Harbor Facility was terminated in connection with the execution of the Credit Agreement. We repaid all amounts due and outstanding under the Safe Harbor Facility on or prior to the effective date. We recognized a Loss on extinguishment of debt in our Consolidated Statement of Operations related to the termination of the A&R Facility and the Safe Harbor Facility of $0.2 million and $7.9 million, respectively.

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

The Senior Credit Facility has a four-year term ending June 14, 2025, and, at our option, the maturity date may be extended for two additional six-month periods, subject to the satisfaction of certain conditions. However, the maturity date with respect to $500.0 million of available borrowing under the Senior Credit Facility is October 11, 2024, which, under the terms of the Credit Agreement, may not be extended. The Senior Credit Facility bears interest at a floating rate based on the Adjusted Eurocurrency Rate or BBSY rate, plus a margin that is determined based on the Company's credit ratings calculated in accordance with the Credit Agreement, which can range from 0.725 percent to 1.4 percent. As of March 31, 2022, the margin based on our credit ratings was 0.85 percent on the Senior Credit Facility.

At the lenders' option, the Senior Credit Facility will become immediately due and payable upon an event of default under the Credit Agreement. We had $1.4 billion and $1.0 billion of borrowings on the Senior Credit Facility as of March 31, 2022 and December 31, 2021. Of the total amount borrowed as of March 31, 2022, $1.2 billion is scheduled to mature on June 14, 2025 and $203.0 million is scheduled to mature October 11, 2024. These balances are recorded in Unsecured debt on the Consolidated Balance Sheets.

The Senior Credit Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under the Senior Credit Facility, but does reduce the borrowing amount available. At March 31, 2022 and December 31, 2021, we had $2.2 million of outstanding letters of credit, respectively.

SUN COMMUNITIES, INC.
Financial Covenants

Pursuant to the terms of the Senior Credit Facility, we are subject to various financial and other covenants. The most restrictive financial covenants for the Senior Credit Facility are as follows:

Covenant	Requirement	As of March 31, 2022
Maximum leverage ratio	<65.0%	28.8%
Minimum fixed charge coverage ratio	>1.40	4.25
Maximum dividend payout ratio	<95.0%	49.2%
Maximum secured leverage ratio	<40.0%	14.6%

In addition, we are required to maintain the following covenants with respect to the senior unsecured notes payable:

Covenant	Requirement	As of March 31, 2022
Total debt to total assets	≤60.0%	40.1%
Secured debt to total assets	≤40.0%	22.1%
Consolidated income available for debt service to debt service	≥1.50	5.80
Unencumbered total asset value to total unsecured debt	≥150.0%	382.1%

As of March 31, 2022, we were in compliance with the above covenants and do not anticipate that we will be unable to meet these covenants in the near term.

Bridge Loan Termination

On March 31, 2022, we terminated our commitment letter with Citigroup, pursuant to which, Citigroup (on behalf of its affiliates), previously committed to lend us up to £950 million, or approximately $1.2 billion converted at the March 31, 2022 exchange rate (the "Bridge Loan"). As of the date of termination, we did not have any borrowings outstanding under the Bridge Loan.

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

We had unrestricted cash on hand as of March 31, 2022, of $90.4 million. As of March 31, 2022, there was $572.9 million of remaining capacity on the Senior Credit Facility. At March 31, 2022 we had a total of 413 unencumbered MH, RV and marina properties.

From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, issue unsecured notes, obtain other debt financing or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the MH, RV and marina industries at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those markets could make borrowing more difficult to secure, more expensive, or effectively unavailable. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing unsecured indebtedness as maturities become due. See "Risk Factors" in Part I, Item 1A of our 2021 Annual Report. If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

SUN COMMUNITIES, INC.
As of March 31, 2022, our net debt to enterprise value was 21.9 percent (assuming conversion of all common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series C preferred OP units, Series D preferred OP units, Series E preferred OP units, Series F preferred OP units, Series G preferred OP units, Series H preferred OP units, Series I preferred OP units and Series J preferred OP units to shares of common stock). Our debt has a weighted average maturity of 8.1 years and a weighted average interest rate of 3.0 percent.

Capital Requirements

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

GTSC - During September 2019, GTSC, entered into a warehouse line of credit with a maximum loan amount of $125.0 million. During September 2020, May 2021 and December 2021, the maximum amount was increased to $180.0 million, $230.0 million and $255.0 million, respectively, with an option to increase to $275.0 million subject to the lender's consent. As of March 31, 2022, the aggregate carrying amount of debt, including both our and our partner's share, incurred by GTSC was $256.4 million (of which our proportionate share is $102.6 million). As of December 31, 2021, the aggregate carrying amount of debt, including both our and our partner's share, incurred by GTSC was $243.1 million (of which our proportionate share is $97.2 million). The debt bears interest at a variable rate based on a Commercial Paper or adjusted Secured Overnight Financing Rate plus 1.65 percent per annum and matures on December 15, 2025.

Sungenia JV - During May 2020, Sungenia JV, entered into a debt facility agreement with a maximum loan amount of $27.0 million Australian dollars, or $20.2 million converted at the March 31, 2022 exchange rate. As of March 31, 2022, the aggregate carrying amount of debt, including both our and our partners' share, incurred by Sungenia JV was $6.5 million (of which our proportionate share is approximately $3.2 million). As of December 31, 2021, the aggregate carrying amount of debt, including both our and our partners' share, incurred by Sungenia JV was $6.3 million (of which our proportionate share is $3.1 million). The debt bears interest at a variable rate based on the BBSY rate plus 2.05 percent per annum and is available for a minimum of three years.

SUN COMMUNITIES, INC.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains various "forward-looking statements" within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as "forecasts," "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projected," "projections," "plans," "predicts," "potential," "seeks," "anticipates," "anticipated," "should," "could," "may," "will," "designed to," "foreseeable future," "believe," "believes," "scheduled," "guidance," "target" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under "Risk Factors" in our 2021 Annual Report, and in our other filings with the SEC, such risks and uncertainties include, but are not limited to:

•Outbreaks of disease, including the COVID-19 pandemic, and related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations;
•Changes in general economic conditions, including, inflation, deflation, and energy costs, the real estate industry and the markets in which the Company operates;
•Difficulties in our ability to evaluate, finance, complete and integrate acquisitions, developments and expansions successfully;
•Our liquidity and refinancing demands;
•Our ability to obtain or refinance maturing debt;
•Our ability to maintain compliance with covenants contained in our debt facilities and our senior unsecured notes;
•Availability of capital;
•Changes in foreign currency exchange rates, including between the U.S. dollar and each of the Canadian dollar, Australian dollar and Pounds sterling;
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

Our variable rate debt totaled $1.5 billion and $917.6 million as of March 31, 2022 and 2021, respectively, and at such dates bore interest at the Adjusted Eurocurrency Rate or BBSY rate, plus a margin, and Prime or various LIBOR rates, respectively. If the Adjusted Eurocurrency Rate or BBSY rates, and Prime or LIBOR rates increased or decreased by 1.0 percent, our interest expense would have increased or decreased by $3.0 million for the three months ended March 31, 2022 and 2021, respectively, based on the $1.2 billion average balances outstanding under our variable rate debt facilities, respectively.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the risk that fluctuations in currencies against the U.S. dollar will negatively impact our results of operations. We are exposed to foreign currency exchange rate risk as a result of remeasurement and translation of the assets and liabilities of our Canadian properties, our Australian equity investment and joint venture, and our United Kingdom assets into U.S. dollars. Fluctuations in foreign currency exchange rates can therefore create volatility in our results of operations and may adversely affect our financial condition.

At March 31, 2022 and December 31, 2021, our shareholder's equity included $834.3 million and $663.6 million from our investments and operations in Canada, Australia and the United Kingdom, which collectively represented 12.5 percent and 9.9 percent of total shareholder's equity, respectively. Based on our sensitivity analysis, a 10.0 percent strengthening of the U.S. dollar against the Canadian dollar, Australian dollar and Pounds sterling would have caused a reduction of $83.4 million and $66.4 million to our total shareholder's equity at March 31, 2022 and December 31, 2021, respectively.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at March 31, 2022. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COMMUNITIES, INC.
PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Legal Proceedings Arising in the Ordinary Course of Business

Refer to "Legal Proceedings" in Part 1 - Item 1 - Note 16, "Commitments and Contingencies," in our accompanying Consolidated Financial Statements.

Environmental Matters

Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed an applied threshold not to exceed $1.0 million. Applying this threshold, there are no environmental matters to disclose for the three months ended March 31, 2022.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part 1, Item 1A., "Risk Factors," in our 2021 Annual Report, which could materially affect our business, financial condition or future results. There have been no material changes to the disclosure on these matters as set forth in such report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Holders of our OP units have converted the following units during the three months ended March 31, 2022:

		Three Months Ended
		March 31, 2022
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)
Common OP units	1.0000	1,260	1,260
Series A-1 preferred OP units	2.4390	2,694	6,568
Series C preferred OP units	1.1100	150	166
Series E preferred OP units	0.6897	5,000	3,448
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

Purchases of Equity Securities

The following table summarizes our common stock repurchases during the three months ended March 31, 2022:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Period	(a)	(b)	(c)	(d)
January 1, 2022 - January 31, 2022	28,362	$205.79	—	$—
February 1, 2022 - February 28, 2022	12,611	$186.16	—	$—
March 1, 2022 - March 31, 2022	47,154	$174.71	—	$—
Total	88,127	$186.35	—	$—

During the three months ended March 31, 2022, we withheld 88,127 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Sun Communities, Inc. Articles of Restatement	Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K filed on February 22, 2018
3.2	Third Amended and Restated Bylaws	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on May 12, 2017
10.1	Second Amendment to the Sun Communities, Inc. First Amended and Restated 2004 Non-Employee Director Option Plan effective as of March 29, 2022#	Filed herewith
10.2	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman dated March 30, 2022#	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on April 1, 2022
10.3	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and John B. McLaren dated March 30, 2022#	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on April 1, 2022
10.4	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Karen J. Dearing dated March 30, 2022#	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on April 1, 2022
10.5	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Bruce Thelen dated March 30, 2022#	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on April 1, 2022
10.6	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Aaron Weiss dated March 30, 2022#	Incorporated by reference to Sun Communities Inc.'s Current Report on Form 8-K filed on April 1, 2022
22.1	List of issuers of guaranteed securities	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	Filed herewith
# Management contract or compensatory plan or arrangement.

SUN COMMUNITIES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 26, 2022	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)