Form 10-Q
period 2022-06-30
SUN COMMUNITIES INC
filed 2022-07-26
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022.

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
SUN COMMUNITIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	1-12616	38-2730780
(State of Incorporation)	Commission file number	(I.R.S. Employer Identification No.)

27777 Franklin Rd,	Suite 200,	Southfield,	Michigan	48034
(Address of Principal Executive Offices)				(Zip Code)
(248) 208-2500
(Registrant's telephone number, including area code)

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

Number of shares of Common Stock, $0.01 par value per share, outstanding as of July 19, 2022: 123,323,772

SUN COMMUNITIES, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In millions, except for per share amounts)

	(Unaudited)
	June 30, 2022	December 31, 2021
Assets
Land	$3,766.7	$2,556.3
Land improvements and buildings	10,867.1	9,958.3
Rental homes and improvements	580.6	591.7
Furniture, fixtures and equipment	749.9	656.4
Investment property	15,964.3	13,762.7
Accumulated depreciation	(2,554.3)	(2,337.2)
Investment property, net (including $673.6 and $623.5 for consolidated VIEs at June 30, 2022 and December 31, 2021; see Note 7)	13,410.0	11,425.5
Cash, cash equivalents and restricted cash (including $23.6 and $13.6 for consolidated VIEs at June 30, 2022 and December 31, 2021; see Note 7)	184.7	78.2
Marketable securities (see Note 15)	114.6	186.9
Inventory of manufactured homes	108.1	51.1
Notes and other receivables, net	509.0	469.6
Goodwill	954.0	495.4
Other intangible assets, net (including $13.5 and $13.4 for consolidated VIEs at June 30, 2022 and December 31, 2021; see Note 7)	399.1	306.8
Other assets, net (including $5.7 and $5.3 for consolidated VIEs at June 30, 2022 and December 31, 2021; see Note 7)	718.3	480.6
Total Assets	$16,397.8	$13,494.1
Liabilities
Secured debt (see Note 8) (including $15.0 and $52.6 for consolidated VIEs at June 30, 2022 and December 31, 2021; see Note 7)	$3,335.7	$3,380.7
Unsecured debt (see Note 8) (including $35.2 for consolidated VIEs at June 30, 2022 and December 31, 2021, see Note 7)	3,595.2	2,291.1
Distributions payable	109.3	98.4
Advanced reservation deposits and rent	385.2	242.8
Accrued expenses and accounts payable	361.0	237.5
Other liabilities (including $72.2 and $94.0 for consolidated VIEs at June 30, 2022 and December 31, 2021; see Note 7)	779.9	224.1
Total Liabilities	8,566.3	6,474.6
Commitments and contingencies (see Note 16)
Temporary equity (see Note 9) (including $42.6 and $35.4 for consolidated VIEs at June 30, 2022 and December 31, 2021; see Note 7)	293.3	288.9
Shareholders' Equity
Common stock, $0.01 par value. Authorized: 180.0 shares; Issued and outstanding: 121.6 at June 30, 2022 and 116.0 at December 31, 2021	1.2	1.2
Additional paid-in capital	9,159.1	8,175.6
Accumulated other comprehensive income / (loss)	(28.3)	3.1
Distributions in excess of accumulated earnings	(1,684.7)	(1,556.0)
Total SUI shareholders' equity	7,447.3	6,623.9
Noncontrolling interests
Common and preferred OP units	86.2	86.8
Consolidated entities (including $4.1 and $19.4 for consolidated VIEs at June 30, 2022 and December 31, 2021; see Note 7)	4.7	19.9
Total noncontrolling interests	90.9	106.7
Total Shareholders' Equity	7,538.2	6,730.6
Total Liabilities, Temporary Equity and Shareholders' Equity	$16,397.8	$13,494.1

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues
Real property	$487.7	$405.3	$875.9	$735.8
Home sales	142.7	81.8	207.4	134.0
Service, retail, dining and entertainment	168.0	107.1	248.8	157.8
Interest	7.3	2.8	14.1	5.4
Brokerage commissions and other, net	8.6	6.9	16.6	12.9
Total Revenues	814.3	603.9	1,362.8	1,045.9
Expenses
Property operating and maintenance	155.2	123.8	284.5	224.4
Real estate tax	27.7	23.2	53.8	45.6
Home costs and selling	92.9	58.8	138.8	100.4
Service, retail, dining and entertainment	147.9	84.7	218.4	133.1
General and administrative	62.2	45.3	117.9	83.5
Catastrophic event-related charges, net	0.1	0.4	0.1	2.8
Business combinations	15.0	(0.2)	15.5	1.0
Depreciation and amortization	150.2	127.1	298.7	251.0
Loss on extinguishment of debt (see Note 8)	0.1	8.1	0.4	8.1
Interest	55.3	37.7	100.5	77.2
Interest on mandatorily redeemable preferred OP units / equity	1.1	1.0	2.1	2.0
Total Expenses	707.7	509.9	1,230.7	929.1
Income Before Other Items	106.6	94.0	132.1	116.8
Gain / (loss) on remeasurement of marketable securities (see Note 15)	(32.3)	27.5	(66.8)	31.2
Gain / (loss) on foreign currency exchanges	9.0	(0.1)	6.8	(0.1)
Gain / (loss) on dispositions of properties	(0.1)	—	13.3	—
Other income / (expense), net	0.4	(0.2)	(0.2)	(0.7)
Gain on remeasurement of notes receivable (see Note 4)	—	0.1	0.2	0.5
Income from nonconsolidated affiliates (see Note 6)	0.9	0.8	1.8	2.0
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates (see Note 6)	0.4	(0.1)	0.5	—
Current tax expense (see Note 12)	(3.9)	(1.2)	(5.2)	(1.0)
Deferred tax benefit (see Note 12)	0.3	—	0.3	0.1
Net Income	81.3	120.8	82.8	148.8
Less: Preferred return to preferred OP units / equity interests	3.1	3.0	6.1	5.9
Less: Income attributable to noncontrolling interests	4.2	7.0	2.0	7.3
Net Income Attributable to SUI Common Shareholders	$74.0	$110.8	$74.7	$135.6

Weighted average common shares outstanding - basic	120.0	112.1	117.6	110.0
Weighted average common shares outstanding - diluted	120.0	112.1	120.4	112.6

Basic earnings per share (see Note 13)	$0.61	$0.98	$0.63	$1.22
Diluted earnings per share (see Note 13)	$0.61	$0.98	$0.63	$1.22

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net Income	$81.3	$120.8	$82.8	$148.8
Foreign currency translation gain / (loss) adjustment	(65.7)	1.2	(67.0)	2.0
Cash Flow Hedges:
Change in unrealized gain on interest rate swaps	9.8	—	35.0	—
Less: interest rate swap gains reclassified to earnings	(0.8)	—	(0.8)	—
Net unrealized gain on interest rate swaps	9.0	—	34.2	—
Total Comprehensive Income	24.6	122.0	50.0	150.8
Less: Comprehensive income attributable to noncontrolling interests	(1.7)	(7.0)	(0.6)	(7.3)
Comprehensive Income attributable to SUI	$22.9	$115.0	$49.4	$143.5

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

		Shareholders' Equity
	Temporary Equity	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (loss)	Noncontrolling Interests	Total Shareholders' Equity	Total Equity
Balance at December 31, 2021	$288.9	$1.2	$8,175.6	$(1,556.0)	$3.1	$106.7	$6,730.6	$7,019.5
Issuance of common stock and common OP units, net	—	—	(0.2)	—	—	2.8	2.6	2.6
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	—	(16.4)	—	—	—	(16.4)	(16.4)
Conversion of OP units	—	—	0.7	—	—	(0.7)	—	—
Share-based compensation - amortization and forfeitures	—	—	9.7	0.1	—	—	9.8	9.8
Other comprehensive income	—	—	—	—	22.8	1.1	23.9	23.9
Net income / (loss)	(3.1)	—	—	3.7	—	0.9	4.6	1.5
Distributions	(2.1)	—	—	(102.3)	—	(3.1)	(105.4)	(107.5)
OP Units accretion	0.2	—	—	(0.1)	—	—	(0.1)	0.1
Balance at March 31, 2022	$283.9	$1.2	$8,169.4	$(1,654.6)	$25.9	$107.7	$6,649.6	$6,933.5
Issuance of common stock and common OP units, net	—	—	968.6	—	—	2.7	971.3	971.3
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	—	(1.2)	—	—	—	(1.2)	(1.2)
Third party equity interest in consolidated entities	9.7	—	—	—	—	—	—	9.7
Other redeemable noncontrolling interests	0.1	—	—	(0.1)	—	—	(0.1)	—
Acquisition of third parties equity interest in consolidated entities	—	—	13.2	—	—	(16.5)	(3.3)	(3.3)
Share-based compensation - amortization and forfeitures	—	—	9.1	0.1	—	—	9.2	9.2
Other comprehensive loss	—	—	—	—	(54.2)	(2.5)	(56.7)	(56.7)
Net income	1.5	—	—	77.1	—	2.7	79.8	81.3
Distributions	(2.0)	—	—	(107.0)	—	(3.2)	(110.2)	(112.2)
OP Units accretion	0.1	—	—	(0.2)	—	—	(0.2)	(0.1)
Balance at June 30, 2022	$293.3	$1.2	$9,159.1	$(1,684.7)	$(28.3)	$90.9	$7,538.2	$7,831.5

SUN COMMUNITIES, INC.

		Shareholders' Equity
	Temporary Equity	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders' Equity	Total Equity
Balance at December 31, 2020	$264.4	$1.1	$7,087.6	$(1,566.6)	$3.2	$102.0	$5,627.3	$5,891.7
Issuance of common stock and common OP units, net	—	—	537.1	—	—	—	537.1	537.1
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	—	(14.8)	—	—	—	(14.8)	(14.8)
Conversion of OP units	—	—	1.2	—	—	(1.2)	—	—
Third party equity interest in consolidated entities	—	—	—	—	—	(0.1)	(0.1)	(0.1)
Other redeemable noncontrolling interests	0.1	—	—	(0.1)	—	—	(0.1)	—
Share-based compensation - amortization and forfeitures	—	—	7.0	—	—	—	7.0	7.0
Other comprehensive income	—	—	—	—	0.8	—	0.8	0.8
Net income / (loss)	(1.6)	—	—	27.7	—	1.9	29.6	28.0
Distributions	(1.8)	—	—	(92.8)	—	(3.2)	(96.0)	(97.8)
Other	—	—	—	0.8	—	—	0.8	0.8
Balance at March 31, 2021	$261.1	$1.1	$7,618.1	$(1,631.0)	$4.0	$99.4	$6,091.6	$6,352.7
Issuance of common stock and common OP units, net	—	—	539.2	—	—	—	539.2	539.2
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	—	(1.6)	—	—	—	(1.6)	(1.6)
Conversion of OP units	—	—	0.3	—	—	(0.3)	—	—
Other redeemable noncontrolling interests	0.1	—	—	(0.1)	—	—	(0.1)	—
Share-based compensation - amortization and forfeitures	—	—	7.1	0.1	—	—	7.2	7.2
Issuance of Series J preferred OP units	24.0	—	—	—	—	—	—	24.0
Foreign currency translation	—	—	—	—	1.2	—	1.2	1.2
Net income	2.4	—	—	113.8	—	4.6	118.4	120.8
Distributions	(2.0)	—	—	(96.2)	—	(3.1)	(99.3)	(101.3)
Other	—	—	—	(0.8)	—	—	(0.8)	(0.8)
Balance at June 30, 2021	$285.6	$1.1	$8,163.1	$(1,614.2)	$5.2	$100.6	$6,655.8	$6,941.4

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
Operating Activities
Net Cash Provided By Operating Activities	$496.7	$470.7
Investing Activities
Investment in properties	(406.4)	(300.4)
Acquisitions of properties, net of cash acquired	(1,903.7)	(593.3)
Payment for deposit on acquisition	(195.3)	—
Proceeds from disposition of assets and depreciated homes, net	53.7	42.7
Proceeds related to disposition of properties	28.8	—
Issuance of notes and other receivables	(37.8)	(12.8)
Repayments of notes and other receivables	2.5	2.8
Investments in nonconsolidated affiliates	(25.4)	(11.2)
Distributions of capital from nonconsolidated affiliates	7.8	6.7
Net Cash Used For Investing Activities	(2,475.8)	(865.5)
Financing Activities
Issuance and costs of common stock, OP units and preferred OP units, net	934.5	1,076.2
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	(17.6)	(16.4)
Borrowings on lines of credit	2,384.4	1,797.6
Payments on lines of credit	(1,572.0)	(2,801.7)
Proceeds from issuance of other debt	597.5	599.0
Contributions from noncontrolling interest	9.8	—
Payments on other debt	(46.9)	(34.9)
Payments on financial liability	(2.3)	—
Fees paid in connection with extinguishment of debt	(0.3)	(0.2)
Distributions	(209.0)	(187.8)
Payments for deferred financing costs	(19.6)	(10.3)
Proceeds from gain on derivative settlement	35.3	—
Distributions for redemption of noncontrolling interests	(1.6)	—
Net Cash Provided By Financing Activities	2,092.2	421.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6.6)	0.3
Net change in cash, cash equivalents and restricted cash	106.5	27.0
Cash, cash equivalents and restricted cash, beginning of period	78.2	92.6
Cash, Cash Equivalents and Restricted Cash, End of Period	$184.7	$119.6

SUN COMMUNITIES, INC.

	Six Months Ended
	June 30, 2022	June 30, 2021
Supplemental Information
Cash paid for interest (net of capitalized interest of $2.8 and $2.4, respectively)	$94.7	$77.7
Cash paid for interest on mandatorily redeemable debt	$2.1	$2.1
Cash paid for income taxes	$1.7	$1.1
Noncash investing and financing activities
Change in distributions declared and outstanding	$10.8	$11.4
Conversion of common and preferred OP units	$0.7	$1.4
Asset held for sale	$—	$14.9
Common OP units issued for redemption of noncontrolling interests	$1.8	$—
Contingent consideration liability related to prior acquisitions	$—	$3.4
Noncash investing and financing activities at the date of acquisition
Acquisitions - Common stock and OP units issued	$37.7	$—
Acquisitions - Series J preferred interest	$—	$24.0
Acquisitions - Finance lease liabilities	$6.6	$—
Acquisitions - Financial liabilities	$305.9	$—
Acquisitions - Deferred tax liabilities	$232.8	$—
See accompanying Notes to Consolidated Financial Statements.

1. Basis of Presentation

Sun Communities, Inc., a Maryland corporation, and all wholly-owned or majority-owned and controlled subsidiaries, including Sun Communities Operating Limited Partnership (the "Operating Partnership"), Sun Home Services, Inc. ("SHS"), Safe Harbor Marinas, LLC ("Safe Harbor") and Tiger Topco 1 Limited (together with its subsidiaries, "Park Holidays") are referred to herein as the "Company," "SUI," "us," "we," and "our."

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

Certain prior period amounts have been revised to conform with current presentation, with no effect on net income. These include reclassification of certain revenues and expenses between Real property and Service, retail, dining and entertainment within our Marina Portfolio. There was no impact to prior period net income, shareholders equity or cash flows for any of the reclassifications. Further, the reclassification had no impact on previously reported total marina Net Operating Income ("NOI").

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
2. Revenue

The following table disaggregates our revenue by major source and segment (in millions):

	Three Months Ended
	June 30, 2022				June 30, 2021
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Revenues
Real property	$242.3	$148.9	$96.5	$487.7	$200.0	$132.5	$72.8	$405.3
Home sales	129.5	13.2	—	142.7	69.9	11.9	—	81.8
Service, retail, dining and entertainment	13.3	27.4	127.3	168.0	1.8	22.4	82.9	107.1
Interest	6.7	0.6	—	7.3	2.2	0.6	—	2.8
Brokerage commissions and other, net	5.0	2.9	0.7	8.6	3.3	3.6	—	6.9
Total Revenues	$396.8	$193.0	$224.5	$814.3	$277.2	$171.0	$155.7	$603.9

	Six Months Ended
	June 30, 2022				June 30, 2021
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Revenues
Real property	$451.1	$251.6	$173.2	$875.9	$398.7	$213.1	$124.0	$735.8
Home sales	187.6	19.8	—	207.4	115.2	18.8	—	134.0
Service, retail, dining and entertainment	15.6	34.7	198.5	248.8	3.7	26.8	127.3	157.8
Interest	12.9	1.2	—	14.1	4.2	1.2	—	5.4
Brokerage commissions and other, net	9.1	6.5	1.0	16.6	6.1	6.2	0.6	12.9
Total Revenues	$676.3	$313.8	$372.7	$1,362.8	$527.9	$266.1	$251.9	$1,045.9

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
3. Real Estate Acquisitions and Dispositions

2022 Acquisitions and Dispositions

During the six months ended June 30, 2022, we acquired the following MH communities and marinas:

Community Name	Type	Sites, Wet Slips and Dry Storage Spaces	Development Sites	State, Province or Country	Month Acquired
Harrison Yacht Yard(1)	Marina: asset acquisition	21	—	MD	January
Outer Banks	Marina: asset acquisition	196	—	NC	January
Jarrett Bay Boatworks	Marina: business combination	12	—	NC	February
Tower Marine	Marina: asset acquisition	446	—	MI	March
Sandy Bay	MH: asset acquisition	730	456	UK	March
Park Holidays(2)	MH: business combination	15,906	1,140	UK	April
Christies Parks(1)	MH: asset acquisition	249	—	UK	April
Bluewater Yacht Sales	Marina: asset acquisition	200	—	Various states	April
Jarrett Bay Boatworks (Bluewater Yacht Sales)(1)	Marina: business combination	—	—	Various states	April
Bodmin Holiday Park	MH: asset acquisition	69	—	UK	April
Kittery Point	Marina: asset acquisition	62	—	ME	May
Spanish Trails MHC	MH: asset acquisition	195	6	AZ	June
Pine Acre Trails	MH: asset acquisition	251	603	TX	June
Bel Air Estates & Sunrise Estates(3)	MH: asset acquisition	379	—	CA	June
Park Leisure(4)	MH: asset acquisition	2,914	391	UK	June
	Total	21,630	2,596
(1) Combined with an existing property.
(2) Includes 40 owned and two managed properties.
(3) Includes two properties.
(4) Includes 11 communities.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table summarizes the amount of assets acquired, net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed during the six months ended June 30, 2022 (in millions):

	At Acquisition Date					Consideration
	Investment in property	Inventory of manufactured homes, boat parts and retail related items	In-place leases, goodwill and other intangible assets	Other assets / (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Temporary and permanent equity	Total consideration
Asset Acquisition
Harrison Yacht Yard(1)	$5.8	$—	$—	$—	$5.8	$5.8	$—	$5.8
Outer Banks	5.2	—	—	(0.4)	4.8	4.8	—	4.8
Tower Marine	20.2	—	0.2	(2.1)	18.3	18.3	—	18.3
Sandy Bay(2)	209.0	6.2	—	(22.0)	193.2	193.2	—	193.2
Christies Parks(1)(2)	9.6	—	—	4.0	13.6	13.6	—	13.6
Bluewater Yacht Sales	25.3	1.3	0.1	1.3	28.0	28.0	—	28.0
Bodmin Holiday Park(2)	12.9	—	—	—	12.9	12.9	—	12.9
Kittery Point	8.0	0.1	—	(0.1)	8.0	7.0	1.0	8.0
Spanish Trails MHC(2)	20.6	1.8	—	—	22.4	22.4	—	22.4
Pine Acre Trails(2)	29.7	—	—	—	29.7	29.7	—	29.7
Bel Air Estates & Sunrise Estates(2)	40.0	—	—	—	40.0	40.0	—	40.0
Park Leisure(2)	229.2	—	—	—	229.2	229.2	—	229.2
Business Combination
Jarrett Bay Boatworks(3)	21.3	1.4	47.5	1.0	71.2	68.4	2.8	71.2
Park Holidays(4)	1,336.9	29.5	534.3	(666.9)	1,233.8	1,199.9	33.9	1,233.8
Total	$1,973.7	$40.3	$582.1	$(685.2)	$1,910.9	$1,873.2	$37.7	$1,910.9
(1) Combined with an existing property.
(2) The above allocations are estimates awaiting purchase price allocations.
(3) The balance includes the marina acquired in February and the yacht sales business acquired in April of which $0.1 million was recorded in Investment property, $17.6 million in In-place leases, goodwill and other intangible assets, and $0.4 million in Other assets / (liabilities), net.
(4) The above allocations are estimates awaiting final purchase price allocations.

As of June 30, 2022, we have incurred and capitalized $12.5 million of transaction costs, which have been allocated among various fixed asset categories for purchases that meet the asset acquisition criteria. As of June 30, 2022, we also incurred $15.5 million of business combination expenses, which are expensed for acquisitions deemed to be business combinations.

The total amount of Revenues and Net income included in the Consolidated Statements of Operations for the three and six months ended June 30, 2022 related to business combinations completed in 2022 are set forth in the following table (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Total revenues	$104.7	$108.6
Net income	$6.0	$6.2

The following unaudited pro forma financial information presents the results of our operations for the three and six months ended June 30, 2022 and 2021, as if the properties combined through business combinations in 2022 had been acquired on January 1, 2021. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees and acquisition accounting.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisition been consummated on January 1, 2021 (in millions, except for per share data):

	Three Months Ended (unaudited)		Six Months Ended (unaudited)
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Total revenues	$819.7	$713.8	$1,440.1	$1,182.7
Net income attributable to SUI common shareholders	$73.5	$124.0	$61.8	$150.8
Net income per share attributable to SUI common shareholders - basic	$0.61	$1.10	$0.52	$1.36
Net income per share attributable to SUI common shareholders - diluted	$0.61	$1.10	$0.52	$1.36

Development and Expansion Activities

During the three and six months ended June 30, 2022, we acquired one land parcel which is located in the United States for an aggregate purchase price of $5.0 million.

During the three and six months ended June 30, 2022, we completed the construction of over 110 sites and over 130 sites, respectively, at one ground-up development and three expansion sites.

Dispositions

On March 24, 2022, we sold two MH communities and one community containing MH and RV sites, located in Florida, with a total of 323 sites for $29.6 million. The gain from the sale of the properties was $13.3 million.

2021 Acquisitions and Dispositions

For the year ended December 31, 2021, we acquired the following MH communities, RV resorts and marinas:

Community Name	Type	Sites, Wet Slips and Dry Storage Spaces	Development Sites	State, Province or Country	Month Acquired
Sun Outdoors Association Island	RV: asset acquisition	294	—	NY	January
Blue Water Beach Resort	RV: asset acquisition	177	—	UT	February
Tranquility MHC	MH: asset acquisition	25	—	FL	February
Islamorada and Angler House(1)	Marina: asset acquisition	251	—	FL	February
Prime Martha's Vineyard(1)	Marina: asset acquisition	395	—	MA	March
Pleasant Beach Campground	RV: asset acquisition	102	—	ON, Canada	March
Sun Outdoors Cape Charles	RV: asset acquisition	669	—	VA	March
Beachwood Resort	RV: asset acquisition	672	—	WA	March
ThemeWorld RV Resort	RV: asset acquisition	148	—	FL	April
Sylvan Glen Estates	MH: asset acquisition	476	—	MI	April
Shelter Island Boatyard	Marina: asset acquisition	52	—	CA	May
Lauderdale Marine Center	Marina: asset acquisition	206	—	FL	May
Apponaug Harbor	Marina: asset acquisition	348	—	RI	June
Cabrillo Isle	Marina: business combination	476	—	CA	June
Marathon	Marina: asset acquisition	135	—	FL	June
Allen Harbor	Marina: asset acquisition	176	—	RI	July
Cisco Grove Campground & RV	RV: asset acquisition	18	407	CA	July
Four Leaf Portfolio(2)	MH: asset acquisition	2,545	340	MI / IN	July
Harborage Yacht Club	Marina: asset acquisition	300	—	FL	July
Zeman Portfolio(3)	RV: asset acquisition	686	—	IL / NJ	July
Southern Leisure RV Resort	RV: asset acquisition	496	—	FL	August
Sunroad Marina	Marina: asset acquisition	617	—	CA	August
Lazy Lakes RV Resort	RV: asset acquisition	99	—	FL	August
Puerto del Rey	Marina: asset acquisition	1,746	—	Puerto Rico	September

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Community Name	Type	Sites, Wet Slips and Dry Storage Spaces	Development Sites	State, Province or Country	Month Acquired
Stingray Point	Marina: asset acquisition	222	—	VA	September
Detroit River	Marina: asset acquisition	440	—	MI	September
Jetstream RV Resort at NASA	RV: asset acquisition	202	—	TX	September
Beaver Brook Campground	RV: asset acquisition	204	150	ME	October
Emerald Coast	Marina: business combination	311	—	FL	November
Tall Pines Harbor Campground	RV: asset acquisition	241	—	VA	November
Wells Beach Resort Campground	RV: asset acquisition	231	—	ME	November
Port Royal	Marina: asset acquisition	167	—	SC	November
Podickory Point	Marina: asset acquisition	209	—	MD	December
Sunroad Marina (restaurant)	Marina: asset acquisition	—	—	CA	December
Jellystone Park at Mammoth Cave	RV: asset acquisition	315	—	KY	December
South Bay	Marina: asset acquisition	333	—	CA	December
Wentworth by the Sea	Marina: asset acquisition	155	—	NH	December
Rocky Mountain RV Park	RV: asset acquisition	75	—	MT	December
Haas Lake RV Park Campground	RV: asset acquisition	492	—	MI	December
Pearwood RV Resort	RV: asset acquisition	144	—	TX	December
Holly Shores Camping Resort	RV: asset acquisition	310	—	NJ	December
Pheasant Ridge RV Park	RV: asset acquisition	130	—	OR	December
Coyote Ranch Resort	RV: asset acquisition	165	165	TX	December
Jellystone Park at Whispering Pines	RV: asset acquisition	131	—	TX	December
Hospitality Creek Campground	RV: asset acquisition	230	—	NJ	December
	Total	15,816	1,062
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
(2) The balance includes the marina acquired in August and the restaurant acquired in December of which $9.2 million was recorded in investment property and $21.0 million in Other assets / (liabilities), net.
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

The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisitions been consummated on January 1, 2020 (in millions, except for per share data):

Year Ended (unaudited)
December 31, 2021
Total revenues	$2,330.0
Net income attributable to SUI common shareholders	$390.9
Net income per share attributable to SUI common shareholders - basic	$3.47
Net income per share attributable to SUI common shareholders - diluted	$3.40

Land for Expansion / Development

During the year ended December 31, 2021, we acquired 11 land parcels, which are located across the United States and the United Kingdom for a total purchase price of $172.8 million.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Other Acquisitions

In December 2021, we acquired Leisure Systems, Inc., the franchisor of the Jellystone Park™ system, and accounted for the transaction as a business combination. The following table summarizes the amounts of assets acquired, net of liabilities assumed at the acquisition date and the consideration paid for the acquisition (in millions):

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
(1) The allocation was preliminary as of December 31, 2021, and was adjusted as of March 2022 based on the final purchase price allocation.

Dispositions

In July 2021, we sold two MH communities located in Indiana and Missouri, in the United States containing a combined 677 sites, for $67.5 million. The gain from the sale of the property was $49.4 million.

In August 2021, we sold four MH communities located in Arizona, Illinois and Missouri, containing a combined 1,137 sites, for $94.6 million. The gain from the sale of the properties was $58.7 million.

Refer to Note 19, "Subsequent Events," for information regarding acquisitions and dispositions completed after June 30, 2022.

4. Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in millions):

	June 30, 2022	December 31, 2021
Installment notes receivable on manufactured homes, net	$73.1	$79.1
Notes receivable from real estate developers and operators	292.3	284.0
Other receivables, net	143.6	106.5
Total Notes and Other Receivables, net	$509.0	$469.6

Installment Notes Receivable on Manufactured Homes

Installment notes receivable are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC Topic 820, "Fair Value Measurements and Disclosures." The balances of installment notes receivable of $73.1 million (net of fair value adjustment of $0.4 million) and $79.1 million (net of fair value adjustment of $0.6 million) as of June 30, 2022 and December 31, 2021, respectively, are secured by manufactured homes. The notes represent financing to purchasers of manufactured homes located in our communities and require monthly principal and interest payments. The notes had a net weighted average interest rate (net of servicing costs) and maturity of 7.6 percent and 14.3 years as of June 30, 2022, and 7.6 percent and 14.7 years as of December 31, 2021, respectively. Refer to Note 15, "Fair Value of Financial Instruments," for additional detail.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The change in the aggregate balance of the installment notes receivable is as follows (in millions):

	Six Months Ended	Year Ended
	June 30, 2022	December 31, 2021
Beginning balance of gross installment notes receivable	$79.7	$87.2
Financed sale of manufactured homes	1.0	8.6
Adjustment for notes receivable related to assets held for sale	—	0.5
Principal payments and payoffs from our customers	(5.8)	(11.7)
Principal reduction from repossessed homes	(1.4)	(3.0)
Dispositions of properties	—	(1.9)
Ending balance of gross installment notes receivable	73.5	79.7

Beginning balance of fair value adjustments on gross installment notes receivable	(0.6)	(1.3)
Fair value adjustment	0.2	0.7
Fair value adjustments on gross installment notes receivable	(0.4)	(0.6)

Ending balance of installment notes receivable, net	$73.1	$79.1

Notes Receivable from Real Estate Developers and Operators

Notes receivable from real estate developers and operators are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC Topic 820, "Fair Value Measurements and Disclosures." As of June 30, 2022 and December 31, 2021, the notes receivable balances are comprised primarily of a loan provided to a real estate operator to finance its acquisition and development costs, and construction loans provided to real estate developers. The notes receivable from real estate developers and operators have a net weighted average interest rate and maturity of 7.9 percent and 0.8 years as of June 30, 2022, and 7.2 percent and 0.9 years as of December 31, 2021, respectively. As of June 30, 2022, real estate developers and operators collectively have $49.5 million of undrawn funds on their loans. There were no adjustments to the fair value of notes receivable from real estate developers and operators for the six months ended June 30, 2022 and 2021. Refer to Note 15, "Fair Value of Financial Instruments," for additional information.

The change in the aggregate balance of notes receivable from real estate developers and operators is as follows (in millions):

	Six Months Ended	Year Ended
	June 30, 2022	December 31, 2021
Beginning balance	$284.0	$52.6
Additions	47.8	239.7
Payments	(16.8)	(13.0)
Foreign currency exchange gain / (loss)	(22.7)	2.5
Other adjustments	—	2.2
Ending balance	$292.3	$284.0

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Other Receivables, net

Other receivables, net were comprised of amounts due from the following categories (in millions):

	June 30, 2022	December 31, 2021
Home sale proceeds	$45.0	$33.5
Marina customers for storage, service and lease payments, net(1)	36.6	29.3
MH and annual RV residents for rent, utility charges, fees and other pass-through charges, net(2)	13.5	10.0
Insurance receivables	3.9	9.0
Other receivables(3)	44.6	24.7
Total Other Receivables, net	$143.6	$106.5
(1)Net of allowance of $1.7 million and $1.5 million as of June 30, 2022 and December 31, 2021, respectively.
(2)Net of allowance of $5.0 million and $5.5 million as of June 30, 2022 and December 31, 2021, respectively.
(3)Includes receivable from Rezplot Systems LLC, a nonconsolidated affiliate, in which we had 48.9 percent and 49.2 percent ownership interest as of June 30, 2022 and December 31, 2021, respectively. In June 2020, we made a convertible secured loan to Rezplot Systems LLC. The note allows for a principal amount of up to $10.0 million to be drawn down over a period of three years, bears an interest rate of 3.0 percent and is secured by all the assets of Rezplot Systems LLC. In January 2022, we made an additional loan to Rezplot Systems LLC that allows for a principal amount of up to $5.0 million to be drawn over a period of three years and bears an interest rate of 3.0 percent. The outstanding balances were $11.8 million and $10.2 million as of June 30, 2022 and December 31, 2021, respectively. Refer to Note 6, "Investments in Nonconsolidated Affiliates," for additional information on Rezplot Systems LLC.

5. Goodwill and Other Intangible Assets

Our intangible assets include goodwill, in-place leases, non-competition agreements, trademarks and trade names, customer relationships, franchise agreements and other intangible assets. These intangible assets are recorded in Goodwill and Other intangible assets, net on the Consolidated Balance Sheets.

Goodwill

The change in the carrying amount of goodwill during the six months ended June 30, 2022 is as follows (in millions):

	December 31, 2021	Acquisitions1)	Currency Translation Adjustment	Other(2)	June 30, 2022
Segment
MH	$—	$465.0	$(31.9)	$—	$433.1
RV	—	9.5	—	—	9.5
Marina	495.4	17.0	—	(1.0)	511.4
Total	$495.4	$491.5	$(31.9)	$(1.0)	$954.0
(1) During the three months ended June 30, 2022, we recorded Goodwill of $465.0 million in the MH segment related to the acquisition of Park Holidays. The goodwill recorded was attributed primarily to the acquired platform and assembled workforce value associated with the scale of Park Holidays' existing operations in the United Kingdom.
(2) The measurement periods for the valuation of assets acquired and liabilities assumed in a business combination end as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available but do not exceed 12 months. Adjustments in purchase price allocations may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined. These purchase accounting adjustments are presented under Other in the table above.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Other Intangible Assets, net

The gross carrying amounts and accumulated amortization of our intangible assets were as follows (in millions):

		June 30, 2022		December 31, 2021
Other Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	2 months - 13 years	$163.0	$(128.2)	$162.6	$(120.8)
Non-competition agreements	5 years	10.5	(3.0)	10.0	(2.0)
Trademarks and trade names	3 - 15 years	64.6	(2.2)	5.8	(0.9)
Customer relationships	5 - 17 years	130.7	(18.2)	122.4	(12.3)
Franchise agreements and other intangible assets	3 - 27 years	47.6	(7.3)	31.1	(5.8)
Total finite-lived assets		$416.4	$(158.9)	$331.9	$(141.8)
Indefinite-lived assets - Trademarks and trade names	N/A	139.1	—	114.2	—
Indefinite-lived assets - Other	N/A	2.5	—	2.5	—
Total indefinite-lived assets		$141.6	$—	$116.7	$—
Total		$558.0	$(158.9)	$448.6	$(141.8)

Amortization expenses related to our Other intangible assets were as follows (in millions):

	Three Months Ended		Six Months Ended
Other Intangible Asset Amortization Expense	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
In-place leases	$3.8	$7.0	$8.4	$16.8
Non-competition agreements	0.5	0.5	1.0	1.0
Trademarks and trade names	1.2	0.2	1.3	0.4
Customer relationships	3.1	2.7	5.9	4.3
Franchise fees and other intangible assets	0.7	0.5	1.3	1.0
Total	$9.3	$10.9	$17.9	$23.5

We anticipate amortization expense for Other intangible assets to be as follows for the next five years (in millions):

	Remainder 2022	2023	2024	2025	2026
In-place leases	$6.6	$9.7	$6.9	$6.0	$3.3
Non-competition agreements	1.1	2.1	2.1	2.1	0.1
Trademarks and trade names	2.5	5.0	4.1	4.1	4.1
Customer relationships	6.2	12.4	12.4	12.4	12.4
Franchise agreements and other intangible assets	1.7	3.3	3.2	3.1	2.9
Total	$18.1	$32.5	$28.7	$27.7	$22.8

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

RezPlot Systems LLC ("Rezplot")
At June 30, 2022 and December 31, 2021, we had a 48.9 percent and 49.2 percent ownership interest, respectively, in RezPlot, a RV reservation software technology company, which interest we acquired in January 2019.

Sungenia Joint Venture ("Sungenia JV")
At June 30, 2022 and December 31, 2021, we had a 50.0 percent ownership interest in Sungenia JV, a joint venture formed between us and Ingenia Communities Group in November 2018, to establish and grow a manufactured housing community development program in Australia.

GTSC LLC ("GTSC")
At June 30, 2022 and December 31, 2021, we had a 40.0 percent ownership interest in GTSC, which engages in acquiring, holding and selling loans secured, directly or indirectly, by manufactured homes located in our communities.

Origen Financial Services, LLC ("OFS")
At June 30, 2022 and December 31, 2021, we had no ownership interest and a 22.9 percent ownership interest, respectively, in OFS, an end-to-end online resident screening and document management suite. During the three months ended June 30, 2022, we sold our ownership interest in OFS for $0.6 million. The gain from the sale was $0.3 million, which was recorded within Income from nonconsolidated affiliates on the Consolidated Statements of Operations.

SV Lift, LLC ("SV Lift")
At June 30, 2022 and December 31, 2021, we had a 50 percent ownership interest in SV Lift, which owns, operates and leases an aircraft.

The investment balance in each nonconsolidated affiliate is as follows (in millions):

Investment	June 30, 2022	December 31, 2021
Investment in RezPlot	$—	$0.1
Investment in Sungenia JV	46.0	36.2
Investment in GTSC	43.2	35.7
Investment in OFS	—	0.2
Investment in SV Lift	2.6	2.9
Total	$91.8	$75.1

The income / (loss) from each nonconsolidated affiliate is as follows (in millions):

	Three Months Ended		Six Months Ended
Income / (Loss) from Nonconsolidated Affiliates	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
RezPlot equity loss	$(1.3)	$(0.5)	$(2.1)	$(0.9)
Sungenia JV equity income	0.5	0.1	1.1	0.8
GTSC equity income	1.7	1.4	2.9	2.6
OFS equity income	0.3	0.1	0.3	0.1
SV Lift equity loss	(0.3)	(0.3)	(0.4)	(0.6)
Total Income from Nonconsolidated Affiliates	$0.9	$0.8	$1.8	$2.0

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The change in the GTSC investment balance is as follows (in millions):

	Six Months Ended	Year Ended
	June 30, 2022	December 31, 2021
Beginning balance	$35.7	$25.5
Contributions	14.2	27.3
Distributions	(10.1)	(23.0)
Equity earnings	2.9	6.1
Fair value adjustment	0.5	(0.2)
Ending Balance	$43.2	$35.7

The change in the Sungenia JV investment balance is as follows (in millions):

	Six Months Ended	Year Ended
	June 30, 2022	December 31, 2021
Beginning balance	$36.2	$26.9
Cumulative translation adjustment	(0.4)	(1.5)
Contributions	9.1	9.0
Equity earnings	1.1	1.8
Ending Balance	$46.0	$36.2

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7. Consolidated Variable Interest Entities

The Operating Partnership

We consolidate the Operating Partnership under the guidance set forth in ASC 810, "Consolidation." We evaluated whether the Operating Partnership met the criteria for classification as a variable interest entity ("VIE") or, alternatively, as a voting interest entity and concluded that the Operating Partnership met the criteria of a VIE. Our significant asset is our investment in the Operating Partnership, and consequently, substantially all of our assets and liabilities represent those assets and liabilities of the Operating Partnership. We are the sole general partner and generally have the power to manage and have complete control over the Operating Partnership and the obligation to absorb its losses or the right to receive its benefits.

Other Consolidated VIEs

We consolidate Sun NG RV Resorts LLC ("Sun NG Resorts"); Sun NG Whitewater RV Resorts LLC; FPG Sun Menifee 80 LLC, SHM South Fork JV, LLC; Sun Solar Energy Project LLC, Sun Solar Energy Project CA II, and FPG Sun Moreno Valley 66 LLC under the guidance set forth in ASC Topic 810, "Consolidation." We concluded that each entity is a VIE where we are the primary beneficiary, as we have the power to direct the significant activities of and absorb the significant losses and receive the significant benefits from each entity. Refer to Note 8, "Debt and Line of Credit," for additional information on Sun NG Resorts.

During the three months ended June 30, 2022, we acquired the noncontrolling equity interest held by third parties in Rudgate Village SPE LLC, Rudgate Clinton SPE LLC and Rudgate Clinton Estates, LLC (collectively, "Rudgate"), an MH community, which resulted in the Company owning a 100 percent ownership interest in Rudgate. We concluded that Rudgate was no longer a VIE. Refer to Note 9, "Equity and Temporary Equity," for additional information.

The following table summarizes the assets and liabilities of our consolidated VIEs, with the exception of the Operating Partnership, included in our Consolidated Balance Sheets after eliminations (in millions):

	June 30, 2022	December 31, 2021
Assets
Investment property, net	$673.6	$623.5
Cash, cash equivalents and restricted cash	23.6	13.6
Other intangible assets, net	13.5	13.4
Other assets, net	5.7	5.3
Total Assets	$716.4	$655.8

Liabilities and Other Equity
Secured debt	$15.0	$52.6
Unsecured debt	35.2	35.2
Other liabilities	72.2	94.0
Total Liabilities	122.4	181.8
Temporary equity	42.6	35.4
Noncontrolling interests	4.1	19.4
Total Liabilities and Other Equity	$169.1	$236.6

Total assets related to the consolidated VIEs, with the exception of the Operating Partnership, comprised 4.4 percent and 4.9 percent of our consolidated total assets at June 30, 2022 and December 31, 2021, respectively. Total liabilities comprised 1.4 percent and 2.8 percent of our consolidated total liabilities at June 30, 2022 and December 31, 2021, respectively. Equity Interests and Noncontrolling interests related to the consolidated VIEs, on an absolute basis, comprised less than 1.0 percent of our consolidated total equity at June 30, 2022 and December 31, 2021, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

8. Debt and Line of Credit

The following table sets forth certain information regarding debt including premiums, discounts and deferred financing costs (in millions, except for statistical information):

	Carrying Amount		Weighted Average Years to Maturity		Weighted Average Interest Rates
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Secured Debt	$3,335.7	$3,380.7	10.2	10.6	3.776%	3.779%
Unsecured Debt
Senior unsecured notes	1,778.6	1,186.4	8.6	8.5	3.099%	2.55%
Line of credit and other debt	1,746.7	1,034.8	3.2	3.5	2.763%	0.978%
Preferred equity - Sun NG Resorts - mandatorily redeemable	35.2	35.2	2.3	2.8	6.0%	6.0%
Preferred OP units - mandatorily redeemable	34.7	34.7	3.6	4.1	5.932%	5.932%
Total Unsecured Debt	3,595.2	2,291.1
Total Debt	$6,930.9	$5,671.8	7.9	8.8	3.369%	3.038%

Secured Debt

Secured debt consists of mortgage term loans. During the six months ended June 30, 2022 and the year ended December 31, 2021, we paid off the following mortgage term loans during the quarters presented below (in millions, except for statistical information):

Period	Repayment Amount		Fixed Interest Rate	Maturity Date	Loss on Extinguishment of Debt
Three months ended June 30, 2022	$15.8		3.89%	October 1, 2022	$—
Three months ended December 31, 2021	$11.6	(1)	4.3%	February 1, 2022	$—
(1)Includes two mortgage term loans which matured on February 1, 2022.

During the six months ended June 30, 2022 and year ended December 31, 2021, we did not enter into any new mortgage term loans. The mortgage term loans, which total $3.3 billion as of June 30, 2022, are secured by 189 properties comprised of 74,682 sites representing approximately $3.1 billion of net book value.

Unsecured Debt

Senior Unsecured Notes

In April 2022, the Operating Partnership issued $600.0 million of senior unsecured notes with an interest rate of 4.2 percent and a 10-year term, due April 15, 2032 (the "2032 Notes"). Interest on the 2032 Notes is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2022. The net proceeds from the offering were $592.3 million after deducting underwriters' discounts and estimated offering expenses. We used the net proceeds from the offering to repay borrowings outstanding under our Senior Credit Facility (as defined below).

In October 2021, the Operating Partnership issued $450.0 million of senior unsecured notes with an interest rate of 2.3 percent and a seven-year term, due November 1, 2028 (the "2028 Notes"). Interest on the 2028 Notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2022. The Operating Partnership also issued an additional $150.0 million of its 2031 Notes (as defined below). The net proceeds from both offerings were approximately $595.5 million after deducting underwriters' discounts and estimated offering expenses. The proceeds were used to pay down borrowings under our Senior Credit Facility.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The total outstanding principal balance of senior unsecured notes was $1.8 billion at June 30, 2022. This balance is recorded in the Unsecured debt line item on the Consolidated Balance Sheets.

Line of Credit

In April 2022, in connection with the closing of the Park Holidays acquisition, the Operating Partnership as borrower, and SUI, as guarantor, and certain lenders entered into Amendment No. 1 to the Fourth Amended and Restated Credit Agreement and Other Loan Documents (the "Credit Facility Amendment"), which amended our senior credit facility (the "Senior Credit Facility").

The Credit Facility Amendment increased the aggregate amount of our Senior Credit Facility to $4.2 billion with the ability to upsize the total borrowings by an additional $800.0 million, subject to certain conditions. The increased aggregate amount under the Senior Credit Facility consists of the following: (a) a revolving loan in an amount up to $3.05 billion and (b) a term loan facility of $1.15 billion, with the ability to draw funds from the combined facilities in U.S. dollars, Pounds sterling, Euros, Canadian dollars and Australian dollars, subject to certain limitations. The Credit Facility Amendment extended the maturity date of the revolving loan facility to April 7, 2026. At our option that maturity date may be extended two additional six-month periods. In addition, the Credit Facility Amendment established the maturity date of the term loan facility under the Credit Facility Amendment as April 7, 2025, which may not be further extended.

Prior to the Credit Facility Amendment, the Senior Credit Facility permitted aggregate borrowings of up to $2.0 billion, with an accordion feature that allowed for additional commitments of up to $1.0 billion, subject to the satisfaction of certain conditions. Prior to the amendment, $500.0 million of available borrowings under the Senior Credit Facility were scheduled to mature on October 11, 2024, with the remainder scheduled to mature on June 14, 2025. During the three months ended June 30, 2022 and 2021, we recognized losses on extinguishment of debt in our Consolidated Statements of Operations of $0.1 million related to the amendment of the Senior Credit Facility, and $0.2 million and $7.9 million, related to the termination of our $750.0 million credit facility and the $1.8 billion credit facility between Safe Harbor and certain lenders, respectively.

The Senior Credit Facility bears interest at a floating rate based on Adjusted Term Secured Overnight Financing Rate ("SOFR"), the Adjusted Eurocurrency Rate, the Daily Risk Free Rate ("RFR"), the Australian Bank Bill Swap Bid Rate ("BBSY"), the Daily Sterling Overnight Index Average ("SONIA") Rate or the Canadian Dollar Offered Rate, as applicable, plus, in all cases, a margin, which can range from 0.725 percent to 1.6 percent, subject to certain adjustments. As of June 30, 2022, the margins based on our credit ratings were 0.85 percent on the revolving loan facility and 0.95 percent on the term loan facility.

At the lenders' option, the Senior Credit Facility will become immediately due and payable upon an event of default under the Credit Facility Amendment. We had $662.0 million of borrowings outstanding under the revolving loan and $1.1 billion of borrowings outstanding under the term loan on the Senior Credit Facility as of June 30, 2022. We had $1.0 billion of revolving borrowings on our prior Senior Credit Facility as of December 31, 2021. These balances are recorded in Unsecured debt on the Consolidated Balance Sheets.

The Senior Credit Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under the Senior Credit Facility, but does reduce the borrowing amount available. We had $2.8 million and $2.2 million of outstanding letters of credit at June 30, 2022 and December 31, 2021, respectively.

Bridge Loan Termination

In March 2022, we terminated our commitment letter with Citigroup Global Markets, Inc. ("Citigroup"), pursuant to which Citigroup (on behalf of its affiliates) previously committed to lend us up to £950.0 million, or approximately $1.2 billion converted at the March 31, 2022 exchange rate (the "Bridge Loan"). As of the date of termination, we did not have any borrowings outstanding under the Bridge Loan. During the three months ended March 31, 2022, we recognized a Loss on extinguishment of debt in our Consolidated Statement of Operations of $0.3 million related to the termination of the Bridge Loan.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Unsecured Term Loan

In October 2019, we assumed a $58.0 million secured term loan facility related to an acquisition. The term loan has a four-year term ending October 29, 2023, and bears interest at a floating rate based on the Eurodollar rate or Prime rate plus a margin ranging from 1.20 percent to 2.05 percent. Effective July 1, 2021, the agreement was amended to release the associated collateral. The amendment extended the term loan facility maturity date to October 29, 2025 and adjusted the interest rate margin to a range from 0.8 percent to 1.6 percent. As of June 30, 2022, the margin was 0.95 percent. The outstanding balance was $24.6 million at June 30, 2022 and $31.6 million at December 31, 2021. These balances are recorded in Unsecured debt and Secured debt on the Consolidated Balance Sheets, respectively.

Preferred Equity - Sun NG Resorts - Mandatorily Redeemable

In connection with the investment in Sun NG Resorts in June 2018, $35.3 million of mandatorily redeemable Preferred Equity ("Preferred Equity - Sun NG Resorts") was purchased by unrelated third parties. The Preferred Equity - Sun NG Resorts carries a preferred rate of return of 6.0 percent per annum. The Preferred Equity - Sun NG Resorts has a seven-year term ending June 1, 2025 and can be redeemed in the fourth quarter of 2024 at the holders' option. The Preferred Equity - Sun NG Resorts as of June 30, 2022 was $35.2 million. This balance is recorded within the Unsecured debt line item on the Consolidated Balance Sheets. Refer to Note 7, "Consolidated Variable Interest Entities," for additional information.

Preferred OP Units - Mandatorily Redeemable

Preferred OP units at June 30, 2022 and December 31, 2021 include $34.7 million of Aspen preferred OP units issued by the Operating Partnership. As of June 30, 2022, these units are convertible indirectly into 402,003 shares of our common stock.

In January 2020, we amended the Operating Partnership's partnership agreement. The amendment extended the automatic redemption date and reduced the annual distribution rate for 270,000 of the Aspen preferred OP units (the "Extended Units"). Subject to certain limitations, at any time prior to January 1, 2024 (or prior to January 1, 2034 with respect to the Extended Units), the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the average closing price of our common stock for the preceding ten trading days is $68.00 per share or less, 0.397 common OP units; or (b) if the ten-day average closing price is greater than $68.00 per share, the number of common OP units is determined by dividing (i) the sum of (A) $27.00 plus (B) 25.0 percent of the amount by which the ten-day average closing price exceeds $68.00 per share, by (ii) the ten-day average closing price. The current preferred distribution rate is 3.8 percent on the Extended Units and 6.5 percent on all other Aspen preferred OP units. On January 2, 2024 (or January 2, 2034 with respect to the Extended Units), we are required to redeem for cash all Aspen preferred OP units that have not been converted to common OP units. As of June 30, 2022, 270,000 of the Extended Units and 1,013,819 other Aspen preferred units were outstanding. These balances are recorded within the Unsecured debt line item on the Consolidated Balance Sheets.

Covenants

The mortgage term loans, senior unsecured notes and Senior Credit Facility are subject to various financial and other covenants. The most restrictive covenants are pursuant to (a) the terms of the Senior Credit Facility, which contains a minimum fixed charge coverage ratio, maximum leverage ratio, distribution ratio and variable rate indebtedness, and (b) the terms of the senior unsecured notes, which contain a total debt to total assets ratio, secured debt to total assets ratio, consolidated income available for debt service to debt service ratio and unencumbered total asset value to unsecured debt covenants ratio. At June 30, 2022, we were in compliance with all covenants.

In addition, certain of our subsidiary borrowers own properties that secure loans. These subsidiaries are consolidated within our accompanying Consolidated Financial Statements, however, each of these subsidiaries' assets and credit are not available to satisfy our debts and other obligations, and any of our other subsidiaries or any other person or entity.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

9. Equity and Temporary Equity

Temporary Equity

Redeemable Preferred OP Units

Temporary equity includes preferred securities that are redeemable for cash at the holder's option or upon the occurrence of an event that is not solely within our control based on a fixed or determinable price. These securities are not mandatorily redeemable for cash nor do they contain a fixed maturity date. The following table sets forth the various series of redeemable preferred OP units that were outstanding as of June 30, 2022 and the related terms, and summarizes the balance included on our Consolidated Balance Sheets (in millions, except for statistical information):

Description	OP Units Outstanding	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption(3)	Redemption Period	June 30, 2022	December 31, 2021
Series D preferred OP units	488,958	0.8000	4.0%	Holder's Option	Any time after earlier of January 31, 2024 or death of holder	$48.3	$49.0
Series F preferred OP units	90,000	0.6250	3.0%	Holder's Option	Any time after earlier of May 14, 2025 or death of holder	8.8	8.8
Series G preferred OP units	240,710	0.6452	3.2%	Holder's Option	Any time after earlier of September 30, 2025 or death of holder	24.5	24.8
Series H preferred OP units	581,407	0.6098	3.0%	Holder's Option	Any time after earlier of October 30, 2025 or death of holder	56.9	57.4
Series I preferred OP units	922,000	0.6098	3.0%	Holder's Option	Any time after earlier of December 31, 2025 or death of holder	92.6	93.7
Series J preferred OP units	240,000	0.6061	2.85%	Holder's Option	During the 30-day period following a change of control of the Company or any time after April 21, 2026	23.7	23.9
Total	2,563,075					$254.8	$257.6
(1) Exchange rates are subject to adjustment upon stock splits, recapitalizations and similar events. The exchange rates of certain series of OP units are approximated to four decimal places.
(2) Distributions are payable on the issue price of each OP unit which is $100.00 per unit for all these preferred OP units.
(3) The redemption price for each preferred OP unit redeemed will be equal to its issue price plus all accrued but unpaid distributions.

Redeemable Equity Interests

The following table summarizes the redeemable equity interests included in Temporary Equity on our Consolidated Balance Sheets (in millions):

Equity Interest	Description	June 30, 2022	December 31, 2021
FPG Sun Moreno Valley 66 LLC	In connection with the investment in land for future development in the city of Moreno Valley, California, at the property known as FPG Sun Moreno Valley 66 LLC	$0.1	$0.1
Sun Solar Energy Project CA II	A joint venture that operates and maintains solar energy equipment in select California communities	4.0	0.5
Sun Solar JV	A joint venture that operates and maintains solar energy equipment in select California communities	1.7	1.6
FPG Sun Menifee 80 LLC	In connection with the investment in land for future development in the city of Menifee in California, at the property known as FPG Sun Menifee 80 LLC	0.1	0.1
NG Sun Whitewater LLC	In connection with the investment in land at the property known as Whitewater	3.7	4.3
NG Sun LLC	In connection with the investment in Sun NG Resorts, a joint venture that operates a portfolio of RV resorts in the United States	28.9	24.7
Total		$38.5	$31.3

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Equity Interest - NG Sun LLC - In June 2018, in connection with the investment in Sun NG Resorts, unrelated third parties purchased $6.5 million of Series B preferred equity interests and $15.4 million of common equity interests in Sun NG Resorts (herein jointly referred to as "Equity Interest - NG Sun LLC"). In April and September 2020, in connection with certain acquisitions, $3.0 million of Series B preferred equity interests were converted to common equity interests. The Series B preferred equity interests carry a preferred return at a rate that, at any time, is equal to the interest rate on Sun NG Resorts' indebtedness at such time. The current rate of return is 5.0 percent. The Equity Interest - NG Sun LLC does not have a fixed maturity date and can be redeemed in the fourth quarters of 2024, 2025 or 2026 at the holders' option. Sun NG LLC, our subsidiary, has the right during certain periods each year, with or without cause, or for cause at any time, to elect to buy NG Sun LLC's interest. During a limited period in 2024, NG Sun LLC has the right to put its interest to Sun NG LLC. If either party exercises its option, the property management agreement will be terminated, and we are required to purchase the remaining interests of NG Sun LLC and the property management agreement at fair value. In December 2021, the operating agreement was amended and we paid Sun NG Resorts a contingent consideration earnout in the amount of $38.3 million. The contingent consideration payment was recognized as an additional purchase price payment within Land improvements and buildings in the Consolidated Balance Sheets, and within Acquisition of properties, net of cash acquired in the Consolidated Statement of Cash Flows. The Equity Interest - NG Sun LLC balance was $28.9 million and $24.7 million as of June 30, 2022 and December 31, 2021, respectively. Refer to Note 7, "Consolidated Variable Interest Entities," and Note 8, "Debt and Line of Credit," for additional information.

Permanent Equity

Universal Shelf Registration Statement

In April 2021, we filed a new universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was deemed automatically effective and provides for the registration of unspecified amounts of equity and debt securities. We have the authority to issue 200,000,000 shares of capital stock, of which 180,000,000 shares are common stock and 20,000,000 are shares of preferred stock, par value $0.01 per share. As of June 30, 2022, we had 121,644,228 shares of common stock issued and outstanding and no shares of preferred stock were issued and outstanding.

Public Equity Offerings

In November 2021, we entered into two forward sale agreements relating to an underwritten registered public offering of 4,025,000 shares of our common stock at a public offering price of $185.00 per share and completed the offering on November 18, 2021 (the "November 2021 Forward Sale Agreements"). We did not initially receive any proceeds from the sale of shares of our common stock by the forward purchaser or its affiliates. On April 15, 2022, we completed the physical settlement of the 4,025,000 shares of common stock and received aggregate net proceeds of $705.4 million. We used the net proceeds to repay borrowings outstanding under our Senior Credit Facility, and for working capital and general corporate purposes.

At the Market Offering Sales Agreement

In December 2021, we entered into an At the Market Offering Sales Agreement with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock (the "Sales Agreement"), through the sales agents, acting as our sales agents or, if applicable, as forward sellers, or directly to the sales agents as principals for their own accounts. The sales agents and forward sellers are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold under the Sales Agreement. We simultaneously terminated our prior sales agreement upon entering into the Sales Agreement.

During the three months ended March 31 and June 30, 2022, we entered into forward sales agreements with respect to 600,503 shares of common stock for $107.9 million, and 290,600 shares of common stock for $50.1 million, respectively, under our at the market offering program. These forward sale agreements were not settled as of June 30, 2022, but we expect to settle them by the end of March and June 2023, respectively.

During the year ended December 31, 2021, we entered into forward sale agreements with respect to 1,820,109 shares of common stock under our prior at the market offering program for $356.5 million. During the three months ended June 30, 2022, we completed the physical settlement of 1,200,000 shares of common stock and received net proceeds of $229.5 million. We expect to settle the remaining 620,109 shares of common stock by the end of September 2022.

Refer to Note 19, "Subsequent Events," for information regarding the settlement of certain forward sale agreements outstanding under our at the market offering program after June 30, 2022.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Issuances of Common Stock and OP Units in Connection with the Acquisition of Certain Properties

Issuance of Common Stock

On April 8, 2022, we issued an aggregate of 186,044 shares of our common stock in connection with the acquisition of Park Holidays.

Issuances of Common OP Units

Six Months Ended June 30, 2022 and 2021	Common OP Units Issued		Related Acquisition
May 2022	10,854	(1)	Rudgate
May 2022	5,605		Kittery Point
February 2022	14,683		Jarrett Bay Boatworks
(1) During the three months ended June 30, 2022, we acquired the noncontrolling equity interest held by third parties in Rudgate for a total purchase price of $3.1 million. As consideration, we issued 10,854 common OP units and paid the remainder of the purchase price in cash. The acquisition resulted in the Company owning a 100 percent controlling interest in Rudgate. The acquisition was accounted for as an equity transaction in accordance with ASC Topic 810, "Consolidation," with the difference between the purchase price and the acquired noncontrolling interest of $13.2 million recorded as an increase to Additional Paid-in Capital on the Consolidated Balance Sheets. Refer to Note 7, "Consolidated Variable Interest Entities," for additional information.

Issuances of Preferred OP Units

Issuance of Series E Preferred OP Units - In January 2020, we issued 90,000 Series E preferred OP units in connection with the acquisition of Sun Outdoors Cape Cod. The Series E preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 5.25 percent until the second anniversary of the issuance date. Commencing with the second anniversary of the issuance date, the Series E preferred OP units carry a preferred return of 5.5 percent. Commencing with the first anniversary of the issuance date, subject to certain limitations, each Series E preferred OP unit can be exchanged for our common stock equal to the quotient obtained by dividing $100.00 by $145.00 (as such ratio is subject to adjustments for certain capital events). As of June 30, 2022, 85,000 Series E preferred OP units were outstanding.

Conversions

Conversions to Common Stock - Subject to certain limitations, holders can convert certain series of OP units to shares of our common stock at any time. Below is the activity of conversions during the six months ended June 30, 2022 and 2021:

		Six Months Ended
		June 30, 2022		June 30, 2021
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)	Units / Shares Converted	Common Stock(1)
Common OP units	1.0000	3,960	3,960	37,862	37,862
Series A-1 preferred OP units	2.4390	2,694	6,568	6,610	16,119
Series C preferred OP units	1.1100	150	166	—	—
Series E preferred OP units	0.6897	5,000	3,448	—	—
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.

Distributions

Distributions declared for the three months ended June 30, 2022 were as follows:

Common Stock, Common OP units and Restricted Stock Distributions	Record Date	Payment Date	Distribution Per Share	Total Distribution (in Millions)
June 30, 2022	6/30/2022	7/15/2022	$0.88	$109.3

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

10. Share-Based Compensation

As of June 30, 2022, we had two share-based compensation plans: the Sun Communities, Inc. 2015 Equity Incentive Plan (as amended, the "2015 Equity Incentive Plan") and the First Amended and Restated 2004 Non-Employee Director Option Plan (as amended, the "2004 Non-Employee Director Option Plan"). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future. Time based awards for directors generally vest over three years. Time based awards for key employees and executives generally vest over five years. Market condition awards for the executives generally vest after three years.

First Amendment to the 2015 Equity Incentive Plan

At our 2022 Annual Meeting on May 17, 2022, our shareholders approved the First Amendment to the 2015 Equity Incentive Plan. The First Amendment increased the number of shares of common stock that may be issued under the 2015 Equity Incentive Plan to 4,750,000. As of June 30, 2022, there were 3,130,389 shares available for future issuance.

United Kingdom Sub-Plan

On April 6, 2022, the Board of Directors adopted the UK Sub-Plan under the 2015 Equity Incentive Plan, which is solely applicable to employee participants located in the UK, and establishes certain rules and limitations for participation in the 2015 Equity Incentive Plan by UK employees for the purpose of complying with applicable UK laws.

During the six months ended June 30, 2022 and 2021, shares were granted as follows:

Grant Period	Type	Plan	Shares Granted	Grant Date Fair Value Per Share		Vesting Type
2022	Key Employees	2015 Equity Incentive Plan	194,260	$180.33	(1)	Time Based
2022	Executive Officers	2015 Equity Incentive Plan	66,000	$178.20	(1)	Time Based
2022	Executive Officers	2015 Equity Incentive Plan	91,500	$124.88	(2)	Market Condition	(3)
2022	Directors	2004 Non-Employee Director Option Plan	11,900	$197.00	(1)	Time Based
2021	Key Employees	2015 Equity Incentive Plan	90,406	$146.03	(1)	Time Based
2021	Executive Officers	2015 Equity Incentive Plan	72,400	$151.67	(1)	Time Based
2021	Executive Officers	2015 Equity Incentive Plan	101,100	$93.41	(2)	Market Condition	(3)
2021	Directors	2004 Non-Employee Director Option Plan	11,709	$148.28	(1)	Time Based
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

The vesting requirements for 250,308 and 285,224 restricted shares granted to our executives, directors and employees were satisfied during the six months ended June 30, 2022 and 2021, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

11. Segment Reporting

ASC Topic 280, "Segment Reporting," establishes standards for the way the business enterprises report information about operating segments in its financial statements. As described in Note 1, "Basis of Presentation," we analyze our operating results through the following segments: (i) Manufactured home ("MH") communities, (ii) Recreational vehicle ("RV") resorts and (iii) Marina.

The MH segment owns, operates, develops, or has an interest in, a portfolio of MH communities throughout the U.S. and a portfolio of holiday parks throughout the UK, and is in the business of acquiring, operating and developing ground-up MH communities to provide affordable housing solutions to residents. The MH segment also provides manufactured home sales and leasing services to tenants and prospective tenants of our communities.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

A presentation of segment financial information is summarized as follows (in millions):

	Three Months Ended
	June 30, 2022				June 30, 2021
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Operating revenues	$385.1	$189.5	$223.8	$798.4	$271.7	$166.8	$155.7	$594.2
Operating expenses / Cost of sales	181.9	99.6	142.2	423.7	111.6	86.0	92.9	290.5
NOI	$203.2	$89.9	$81.6	$374.7	$160.1	$80.8	$62.8	$303.7
Adjustments to arrive at net income
Interest income				7.3				2.8
Brokerage commissions and other revenues, net				8.6				6.9
General and administrative expense				(62.2)				(45.3)
Catastrophic event-related charges, net				(0.1)				(0.4)
Business combination expense, net				(15.0)				0.2
Depreciation and amortization				(150.2)				(127.1)
Loss on extinguishment of debt (see Note 8)				(0.1)				(8.1)
Interest expense				(55.3)				(37.7)
Interest on mandatorily redeemable preferred OP units / equity				(1.1)				(1.0)
Gain / (loss) on remeasurement of marketable securities				(32.3)				27.5
Gain / (loss) on foreign currency exchanges				9.0				(0.1)
Loss on dispositions of properties				(0.1)				—
Other income / (expense), net				0.4				(0.2)
Gain on remeasurement of notes receivable				—				0.1
Income from nonconsolidated affiliates (see Note 6)				0.9				0.8
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates				0.4				(0.1)
Current tax expense				(3.9)				(1.2)
Deferred tax benefit				0.3				—
Net Income				81.3				120.8
Less: Preferred return to preferred OP units / equity interests				3.1				3.0
Less: Income attributable to noncontrolling interests				4.2				7.0
Net Income Attributable to SUI Common Shareholders				$74.0				$110.8

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Six Months Ended
	June 30, 2022				June 30, 2021
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Operating revenues	$654.3	$306.1	$371.7	$1,332.1	$517.6	$258.7	$251.3	$1,027.6
Operating expenses / Cost of sales	289.3	166.7	239.5	695.5	208.3	138.1	157.1	503.5
Net Operating Income / Gross Profit	$365.0	$139.4	$132.2	$636.6	$309.3	$120.6	$94.2	$524.1
Adjustments to arrive at net income
Interest income				14.1				5.4
Brokerage commissions and other revenues, net				16.6				12.9
General and administrative expense				(117.9)				(83.5)
Catastrophic event-related charges, net				(0.1)				(2.8)
Business combination expense, net				(15.5)				(1.0)
Depreciation and amortization				(298.7)				(251.0)
Loss on extinguishment of debt (see Note 8)				(0.4)				(8.1)
Interest expense				(100.5)				(77.2)
Interest on mandatorily redeemable preferred OP units / equity				(2.1)				(2.0)
Gain / (loss) on remeasurement of marketable securities				(66.8)				31.2
Gain / (loss) on foreign currency exchanges				6.8				(0.1)
Gain on dispositions of properties				13.3				—
Other expense, net				(0.2)				(0.7)
Gain on remeasurement of notes receivable				0.2				0.5
Income from nonconsolidated affiliates (see Note 6)				1.8				2.0
Gain on remeasurement of investment in nonconsolidated affiliates				0.5				—
Current tax expense				(5.2)				(1.0)
Deferred tax benefit				0.3				0.1
Net Income				82.8				148.8
Less: Preferred return to preferred OP units / equity interests				6.1				5.9
Less: Income attributable to noncontrolling interests				2.0				7.3
Net Income Attributable to SUI Common Shareholders				$74.7				$135.6

	June 30, 2022				December 31, 2021
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Identifiable Assets
Investment property, net	$6,929.3	$3,706.0	$2,774.7	$13,410.0	$5,172.2	$3,639.0	$2,614.3	$11,425.5
Cash, cash equivalents and restricted cash	97.1	59.7	27.9	184.7	36.7	19.9	21.6	78.2
Marketable securities	74.2	40.4	—	114.6	121.0	65.9	—	186.9
Inventory of manufactured homes	106.1	2.0	—	108.1	44.3	6.8	—	51.1
Notes and other receivables, net	391.0	70.6	47.4	509.0	374.2	55.5	39.9	469.6
Goodwill	433.1	9.5	511.4	954.0	—	—	495.4	495.4
Other intangible assets, net	86.9	35.4	276.8	399.1	27.4	22.7	256.7	306.8
Other assets, net	244.8	45.3	428.2	718.3	198.0	63.6	219.0	480.6
Total Assets	$8,362.5	$3,968.9	$4,066.4	$16,397.8	$5,973.8	$3,873.4	$3,646.9	$13,494.1

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

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation, which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the six months ended June 30, 2022.

As a REIT, we generally will not be subject to United States ("U.S.") federal income taxes at the corporate level on the ordinary taxable income we distribute to our shareholders as dividends. If we fail to qualify as a REIT in any taxable year, our taxable income could be subject to U.S. federal income tax at regular corporate rates. Even if we qualify as a REIT, we may be subject to certain state and local income taxes, as well as U.S. federal income and excise taxes on our undistributed income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes. We are also subject to local income taxes in Canada, Puerto Rico and the United Kingdom due to certain properties located in those jurisdictions. We do not provide for withholding taxes on our undistributed earnings from our Canadian subsidiaries as they are reinvested and will continue to be reinvested indefinitely outside of the U.S. However, we are subject to Australian withholding taxes on distributions from our investment in Ingenia Communities Group. As currently structured, we are not subject to UK withholding taxes on distributions from our United Kingdom properties.

Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards, depreciation and basis differences between tax and GAAP. Our deferred tax assets that have a full valuation allowance relate to our taxable REIT subsidiaries. As of June 30, 2022, we had $237.0 million of net deferred tax liabilities, comprised of deferred tax assets, net of valuation allowance, of $2.9 million, and deferred tax liabilities of $239.9 million. The deferred tax liability balance is comprised primarily of basis differences in our foreign investment in properties in the United Kingdom and Canada. As of December 31, 2021, we had $20.7 million of net deferred tax liabilities, comprised of deferred tax assets, net of valuation allowance, of $3.0 million, and deferred tax liabilities of $23.7 million. These balances include a net deferred tax asset, net of valuation allowance, in the United States of $1.2 million as of June 30, 2022 and December 31, 2021. The net deferred tax assets and deferred tax liabilities are recorded within Other Assets and Other Liabilities, respectively, on our Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021.

We had no unrecognized tax benefits as of June 30, 2022 and during 2021. We do not expect significant changes in tax positions that would result in unrecognized tax benefits within one year of June 30, 2022.

For the three and six months ended June 30, 2022, we recorded current tax expense for federal, state, Canadian, Puerto Rican, UK income taxes and Australian withholding taxes totaling $3.9 million and $5.2 million, respectively. For the three and six months ended June 30, 2021, we recorded current tax expense for federal, state, Canadian income taxes and Australian withholding taxes totaling $1.2 million and $1.0 million, respectively.

For the three and six months ended June 30, 2022, we recorded a deferred tax benefit of $0.3 million, respectively. For the six months ended June 30, 2021, we recorded deferred tax benefit of $0.1 million, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

13. Earnings Per Share

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis. We calculate diluted EPS using the more dilutive of the treasury stock method and the two-class method for stock option and restricted common shares, the treasury stock method for forward equity sales and the if converted method for convertible units.

From time to time, we enter into forward equity sales agreements, which are discussed in Note 9, "Equity and Temporary Equity." We considered the potential dilution resulting from the forward equity sales agreements on the EPS calculations. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered unless there is a physical settlement. Common shares issued upon the physical settlement of the forward equity sales agreements, weighted for the period these common shares are outstanding, are included in the denominator of basic EPS. To determine the dilution resulting from the forward equity sales agreements during the period of time prior to settlement, we calculate the number of weighted-average shares outstanding - diluted.

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

Diluted EPS considers the impact of potentially dilutive securities except when the potential common shares have an anti-dilutive effect. Our unvested restricted stock common shares contain rights to receive non-forfeitable distributions and participate equally with common stock with respect to distributions issued or declared, and thus, are participating securities, requiring the two-class method of computing EPS. In calculating the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average number of shares outstanding during the period. The two-class method determines EPS by (1) dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares of common stock outstanding for the period; and (2) dividing the sum of distributed earnings allocated to participating securities and undistributed earnings allocated to participating securities by the weighted average number of shares of participating securities for the period. The remaining potentially dilutive common shares do not contain rights to distributions and are included in the computation of diluted EPS.

Computations of basic and diluted EPS were as follows (in millions, except for per share data):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Numerator
Net Income Attributable to SUI Common Shareholders	$74.0	$110.8	$74.7	$135.6
Less: allocation to restricted stock awards	0.4	0.7	0.4	0.9
Basic earnings - Net Income attributable to common shareholders after allocation to restricted stock awards	$73.6	$110.1	$74.3	$134.7
Add: allocation to common and preferred OP units dilutive effect	—	—	1.6	3.1
Diluted earnings - Net income attributable to common shareholders after allocation to common and preferred OP units	$73.6	$110.1	$75.9	$137.8

Denominator
Weighted average common shares outstanding	120.0	112.1	117.6	110.0
Add: common shares dilutive effect: Forward Equity Offering	—	—	0.2	—
Add: dilutive restricted stock	—	—	—	—
Add: common and preferred OP units dilutive effect	—	—	2.6	2.6
Diluted weighted average common shares and securities(1)	120.0	112.1	120.4	112.6
EPS Available to Common Shareholders After Allocation
Basic EPS	$0.61	$0.98	$0.63	$1.22
Diluted EPS(1)	$0.61	$0.98	$0.63	$1.22
(1)For the three and six months ended June 30, 2022 and 2021, diluted earnings per share was calculated using the two-class method as the application of this method resulted in a more diluted earnings per share during those periods.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We have excluded certain convertible securities from the computation of diluted EPS because the inclusion of those securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computation of diluted EPS as of June 30, 2022 and 2021 (in thousands):

	Six Months Ended
	June 30, 2022		June 30, 2021
Common OP units	2,565	(1)	2,569	(1)
A-1 preferred OP units	272		288
A-3 preferred OP units	40		40
Aspen preferred OP units	1,284		1,284
Series C preferred OP units	306		306
Series D preferred OP units	489		489
Series E preferred OP units	85		90
Series F preferred OP units	90		90
Series G preferred OP units	241		241
Series H preferred OP units	581		581
Series I preferred OP units	922		922
Series J preferred OP units	240		240
Total Securities	7,115		7,140
(1)For the three months ended June 30, 2022 and 2021, Common OP units were excluded from the computation of diluted earnings per share because the inclusion of those securities would have been anti-dilutive for the period. For the six months ended June 30, 2022 and 2021, Common OP units were included in the computation of diluted earnings per share because they were dilutive for the period.

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

We designated the treasury lock contracts as cash flow hedges under ASC Topic 815, "Derivatives and Hedging." The risk being hedged is the interest rate risk related to forecasted transactions and the benchmark interest rate used is the on-the-run 10-year U.S. Treasury rate.

During the three months ended June 30, 2022, in connection with the 2032 Notes issuance, we settled four 10-year Treasury rate lock contracts totaling $600.0 million and received a settlement payment of $35.3 million (the "Treasury Lock Settlement"). As of June 30, 2022, the net accumulated gain is included in Accumulated other comprehensive income in our Consolidated Balance Sheets, and is being amortized as a reduction to interest expense on a straight-line basis over the 10-year term of the hedged transaction. We estimate that $3.5 million will be reclassified as a reduction to interest expense over the next 12 months. Following the Treasury Lock Settlement, we had no treasury lock contracts outstanding as of June 30, 2022. Refer to Note 19, "Subsequent Events," for information regarding interest rate derivative activity subsequent to June 30, 2022.

The following table presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts (in millions):

	June 30, 2022			December 31, 2021
Derivatives designated as cash flow hedges	Notional	Fair Value of Assets(1)	Fair Value of Liabilities	Notional	Fair Value of Assets(1)	Fair Value of Liabilities
Interest rate derivatives	$—	$—	$—	$150.0	$0.4	$—
(1)Included within Other Assets, net on the Consolidated Balance Sheets.

Refer to Note 15, "Fair Value of Financial Instruments," for additional information related to the fair value methodology used for derivative financial instruments.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table presents the gains on derivatives in cash flow hedging relationships recognized in Other Comprehensive Income (in millions):

	Three Months Ended		Six Months Ended
Derivatives designated as cash flow hedges	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest rate derivatives	$9.8	$—	$35.0	$—

The following table presents the amount of gains on derivative instruments reclassified from Accumulated Other Comprehensive Income into earnings (in millions):

		Three Months Ended		Six Months Ended
Derivatives designated as cash flow hedges	Financial Statement Classification	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest rate derivatives	Interest expense	$0.8	$—	$0.8	$—

15. Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, cash equivalents and restricted cash, marketable securities, notes and other receivables, derivatives assets, debt, warrants and other liabilities. We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures, pursuant to ASC 820, "Fair Value Measurements and Disclosures." The following methods and assumptions were used in order to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Assets by Hierarchy Level

The table below sets forth our financial assets and liabilities (in millions) that required disclosure of fair value on a recurring basis as of June 30, 2022. The table presents the carrying values and fair values of our financial instruments as of June 30, 2022 and December 31, 2021, that were measured using the valuation techniques described above. The table excludes other financial instruments such as other receivables and accounts payable as the carrying values associated with these instruments approximate their fair value since their maturities are less than one year. These are classified as Level 1 in the hierarchy.

	June 30, 2022
	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$184.7	$184.7	$—	$—	$184.7
Marketable securities	114.6	114.6	—	—	114.6
Installment notes receivable on manufactured homes, net	73.1	—	—	73.1	73.1
Notes receivable from real estate developers and operators	292.3	—	—	292.3	292.3
Total assets measured at fair value	$664.7	$299.3	$—	$365.4	$664.7

Financial Liabilities
Secured debt	$3,335.7	$—	$3,335.7	$—	$3,114.0
Unsecured debt
Senior unsecured notes	1,778.6	—	1,778.6	—	1,533.3
Line of credit and other unsecured debt	1,816.6	—	1,816.6	—	1,816.6
Total unsecured debt	3,595.2	—	3,595.2	—	3,349.9
Other financial liabilities (contingent consideration)	20.2	—	—	20.2	20.2
Total liabilities measured at fair value	$6,951.1	$—	$6,930.9	$20.2	$6,484.1

	December 31, 2021
	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$78.2	$78.2	$—	$—	$78.2
Marketable securities	186.9	186.9	—	—	186.9
Installment notes receivable on manufactured homes, net	79.1	—	—	79.1	79.1
Notes receivable from real estate developers and operators	284.0	—	—	284.0	284.0
Derivative assets	0.4	—	0.4	—	0.4
Total assets measured at fair value	$628.6	$265.1	$0.4	$363.1	$628.6

Financial Liabilities
Secured debt	$3,380.7	$—	$3,380.7	$—	$3,405.9
Unsecured debt
Senior unsecured notes	1,186.4	—	1,186.4	—	1,201.8
Line of credit and other unsecured debt	1,104.7	—	1,104.7	—	1,104.7
Total unsecured debt	2,291.1	—	2,291.1	—	2,306.5
Other financial liabilities (contingent consideration)(1)	20.2	—	—	20.2	20.2
Total liabilities measured at fair value	$5,692.0	$—	$5,671.8	$20.2	$5,732.6
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

Marketable Securities

Marketable securities held by us and accounted for under ASC 321, "Investments - Equity Securities," are measured at fair value. Any change in fair value is recognized in the Consolidated Statement of Operations in the Gain / (loss) on remeasurement of marketable securities in accordance with ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and measurement of financial assets and financial liabilities." The fair value is measured by the quoted unadjusted share price which is readily available in active markets (Level 1).

The change in the marketable securities balance is as follows (in millions):

	Six Months Ended	Year Ended
	June 30, 2022	December 31, 2021
Beginning Balance	$186.9	$124.7
Additional purchases	—	35.5
Change in fair value measurement	(66.8)	33.4
Foreign currency translation adjustment	(7.0)	(9.2)
Dividend reinvestment, net of tax	1.5	2.5
Ending Balance	$114.6	$186.9

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

Derivative Assets - Interest Rate Derivatives

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

Line of credit and other unsecured debt - consists primarily of our Senior Credit Facility. We have variable rates on our Senior Credit Facility. The fair value of the debt with variable rates approximates carrying value as the interest rates of these amounts approximate market rates. The estimated fair value of our indebtedness as of June 30, 2022 approximated its gross carrying value.

Other Financial Liabilities

We estimate the fair value of contingent consideration liabilities based on valuation models using significant unobservable inputs that generally consider discounting of future cash flows using market interest rates and adjusting for non-performance risk over the remaining term of the liability (Level 3).

Level 3 Reconciliation, Measurements and Transfers

We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. Availability of secondary market activity and consistency of pricing from third-party sources impacts our ability to classify securities as Level 2 or Level 3. There were no transfers into or out of Level 3 during the six months ended June 30, 2022.

The following table summarizes changes to our financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and six months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended
	June 30, 2022			June 30, 2021
Assets:	Installment Notes Receivable on MH, net	Notes Receivable From Real Estate Developers and Operators	Warrants	Installment Notes Receivable on MH, net	Notes Receivable From Real Estate Developers and Operators
Level 3 beginning balance at March 31, 2022 and 2021	$77.2	$304.4	$0.6	$84.1	$58.3
Realized gains / (losses)	—	—	(1.4)	0.1	—
Purchases and issuances	0.1	17.4	0.8	2.7	4.3
Sales and settlements	(4.2)	(12.7)	—	(4.0)	(0.3)
Foreign currency exchange losses	—	(16.8)	—	—	—
Other adjustments	—	—	—	(0.4)	(0.3)
Level 3 ending balance at June 30, 2022 and 2021	$73.1	$292.3	$—	$82.5	$62.0

	Six Months Ended
	June 30, 2022			June 30, 2021
Assets:	Installment Notes Receivable on MH, net	Notes Receivable From Real Estate Developers and Operators	Warrants	Installment Notes Receivable on MH, net	Notes Receivable From Real Estate Developers and Operators
Level 3 beginning balance at December 31, 2021 and 2020	$79.1	$284.0	$—	$—	$—
Transfer to level 3	—	—	—	85.9	52.6
Realized gains / (losses)	0.2	—	(2.0)	0.5	—
Purchases and issuances	1.0	47.8	2.0	3.9	11.1
Sales and settlements	(7.2)	(16.8)	—	(7.8)	(0.6)
Foreign currency exchange losses	—	(22.7)	—	—	—
Other adjustments	—	—	—	—	(1.1)
Level 3 ending balance at June 30, 2022 and 2021	$73.1	$292.3	$—	$82.5	$62.0

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Liabilities:	Contingent Consideration	Contingent Consideration	Contingent Consideration	Contingent Consideration
Level 3 beginning balance at March 31, 2022 and 2021, and December 31, 2021 and 2020	$20.2	$18.2	$20.2	$15.8
Realized losses	—	0.1	—	0.1
Purchases and issuances	—	0.2	—	3.4
Other adjustments	—	(0.4)	—	(1.2)
Level 3 ending balance at June 30, 2022 and 2021	$20.2	$18.1	$20.2	$18.1

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available as of June 30, 2022. As such, our estimates of fair value could differ significantly from the actual carrying value.

16. Commitments and Contingencies

Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

17. Leases

Lessee Accounting

We lease land under non-cancelable operating leases at certain MH, RV and Marina properties expiring at various dates through 2100. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of revenues at those properties. We also have other operating leases, primarily office space and equipment expiring at various dates through 2042.

Future minimum lease payments under non-cancellable leases as of June 30, 2022 where we are the lessee include:

Maturity of Lease Liabilities (in millions)	Operating Leases	Finance Leases	Total
2022 (excluding six months ended June 30, 2022)	$6.2	$1.5	$7.7
2023	12.8	2.0	14.8
2024	12.7	5.5	18.2
2025	12.4	1.0	13.4
2026	11.0	0.3	11.3
Thereafter	234.6	—	234.6
Total Lease Payments	$289.7	$10.3	$300.0
Less: Imputed interest	(134.1)	(0.4)	(134.5)
Present Value of Lease Liabilities	$155.6	$9.9	$165.5

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Right-of-use (ROU) assets and lease liabilities for finance and operating leases as included in our Consolidated Balance Sheets are as follows (in millions):

	Financial Statement Classification	As of
Description		June 30, 2022	December 31, 2021
Lease Assets
Finance lease, right-of-use asset, net of accumulated amortization	Investment property, net	$23.8	$4.3
Operating lease, right-of-use asset, net	Other assets, net	$149.8	$138.2
Below market operating leases, net	Other assets, net	$92.0	$93.1
Lease Liabilities
Finance lease liabilities	Other liabilities	$9.9	$4.2
Operating lease liabilities	Other liabilities	$155.6	$129.2

Lease expense for finance and operating leases, and short-term lease cost as included in our Consolidated Statements of Operations are as follows (in millions):

		Three Months Ended		Six Months Ended
Description	Financial Statement Classification	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Finance Lease Expense
Amortization of ROU assets	Depreciation and amortization	$0.9	$—	$0.9	$—
Interest on lease liabilities	Interest expense	—	—	0.1	0.1
Operating lease cost	General and administrative expense, Property operating and maintenance, Depreciation and amortization	6.8	2.3	7.8	4.5
Variable lease cost	Property operating and maintenance	0.6	1.8	3.4	3.1
Total Lease Expense		$8.3	$4.1	$12.2	$7.7

Lease term, discount rates and additional information for finance and operating leases are as follows:

As of
June 30, 2022
Lease Term and Discount Rate
Weighted-average Remaining Lease Terms (years)
Finance lease	2.84
Operating lease	34.49
Weighted-average Discount Rate
Finance lease	1.86%
Operating lease	3.81%

	Six Months Ended
	June 30, 2022	June 30, 2021
Other Information (in millions)
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flow from operating leases	$5.5	$2.4
Financing cash flow from finance leases	0.6	0.1
Total Cash Paid On Lease Liabilities	$6.1	$2.5

Lessor Accounting

We are not the lessor for any finance leases at our MH, RV or Marina properties as of June 30, 2022.

Nearly all of our operating leases at our MH and RV properties where we are the lessor are either month-to-month or for a time period not to exceed one year. As of June 30, 2022, future minimum lease payments would not exceed 12 months.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Future minimum lease payments under non-cancellable leases at our RV resorts and marinas as of June 30, 2022 where we are the lessor include:

Maturity of Lease Payments (in millions)	Operating Leases
2022 (excluding the six months ended June 30, 2022)	$14.2
2023	24.2
2024	15.5
2025	8.2
2026	4.7
Thereafter	42.4
Total Undiscounted Cash Flows	$109.2

The components of lease income for our operating leases, as included in our Consolidated Statement of Operations are as follows (in millions):

		Three Months Ended		Six Months Ended
Description	Financial Statement Classification	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating Leases
Fixed lease income	Income from real property; Brokerage commissions and other revenue, net	$6.9	$5.4	$14.0	$9.1
Variable lease income(1)	Income from real property; Brokerage commissions and other revenue, net	$0.8	$1.2	$1.5	$2.3
(1)Consists of rent primarily based on a percentage of acquisition costs and net operating income.

Failed sale leaseback

In connection with our acquisition of Park Holidays, we assumed ground lease arrangements for 25 UK properties that we concluded to be failed sale-leaseback transactions under ASC Topic 842, "Leases." The arrangements have maturities ranging from 2117 through 2143 with an option to repurchase for £1.00 at the end of the term. The obligation related to the underlying ground leases has been recorded as a financial liability of $287.5 million as of June 30, 2022. The financial liability is recorded within Other Liabilities on the Consolidated Balance Sheets. The following table presents the future minimum rental payments for this financial liability as of June 30, 2022:

Maturity of Financial Liability (in millions)	June 30, 2022
2022 (excluding six months ended June 30, 2022)	$2.5
2023	9.2
2024	9.2
2025	9.3
2026	9.4
Thereafter	1,373.6
Total Payments	$1,413.2
Less: Imputed interest	(1,125.7)
Present Value of Financial Liability	$287.5

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

18. Recent Accounting Pronouncements

Recent Accounting Pronouncements - Adopted

In August 2020, the FASB issued ASU 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity." This update simplifies the accounting for convertible instruments by eliminating the models that require separation of a cash conversion or beneficial conversion feature from the host contract. Under the amended guidance, a convertible debt instrument is treated as one liability accounted for at its amortized cost and convertible preferred stock is considered one equity instrument accounted for at its historical cost, unless (a) there are other features that require bifurcation as a derivative, or (b) convertible debt was issued at a substantial premium. This update also eliminates several triggers for derivative accounting, including a requirement to settle certain contracts by delivering registered shares. Additionally, this update provides clarifications to improve the consistency of earnings per share (EPS) calculations. We adopted the ASU on January 1, 2022. The adoption of this ASU did not have an impact on our Consolidated Financial Statements.

Recent Accounting Pronouncements - Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional guidance for accounting for contracts, hedging relationships and other transactions affected by the reference rate reform, if certain criteria are met. The provisions of this standard are available for election through December 31, 2022. As of June 30, 2022, we do not expect the transition from LIBOR to alternative reference interest rates will have a material impact on our Consolidated Financial Statements as the majority of our debt has fixed interest rates.

19. Subsequent Events

Acquisitions

Subsequent to the three months ended June 30, 2022, we acquired the following properties:

Property Name	Property Type	Sites, Wet Slips and Dry Storage Spaces	Development Sites	State, Province or Country	Total Purchase Price (in millions)
Gurney's Star Island Marina & Resort(1)	Marina	230	—	NY	$190.0
Total Subsequent Acquisitions		230	—		$190.0
(1) As part of the closing, we deposited funds into an escrow account. As of June 30, 2022, the deposit of $192.0 million is recorded within Other Assets on the Consolidated Balance Sheets.

Development Activity

Subsequent to the three months ended June 30, 2022, we acquired two land parcels located in the United States for an aggregate purchase price of $5.7 million.

Assets Held for Sale

We periodically classify real estate assets as held for sale. An asset is classified as held-for-sale after an active program to sell an asset has commenced and when the sale is probable. In July 2022, we identified two RV resorts in California comprised of 852 sites as held for sale, with total assets of $45.6 million and total liabilities of $13.0 million.

Equity Transactions

On July 5, 2022, we settled forward sale agreements with a total of 986,909 shares of common stock under our at the market offering program. The aggregate net proceeds from the settlement of the forward sale agreements was $180.7 million. We used the net proceeds to repay borrowings outstanding under our Senior Credit Facility.

On July 14, 2022, a third party elected to convert 922,000 Series I preferred OP units and 130,475 Common OP units into an aggregate of 692,670 shares of our common stock. After the conversion date, there were no Series I preferred OP units outstanding.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Derivative Transactions

On July 1, 2022, we entered into two treasury lock contracts with an aggregate notional value of $200.0 million to hedge interest rate risk associated with the future issuance of long-term fixed rate debt. The benchmark interest rate used is the on-the-run 10-year U.S. Treasury. We have designated these treasury lock contracts as cash flow hedges under ASC Topic 815, "Derivatives and Hedging." Accordingly, the unrealized gains or losses on the treasury lock contracts will be recorded within Accumulated Other Comprehensive Income on the Consolidated Balance Sheets and will be reclassified into earnings in the same period during which the hedged transaction affects earnings.

On July 20 and July 21, 2022, we entered into interest rate swap agreements to hedge variable rate borrowings of £400.0 million under the term loan on the Senior Credit Facility. The interest rate swaps lock in a total fixed rate, inclusive of spread, of 3.67 percent through the term loan maturity date of April 7, 2025.

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

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. As of June 30, 2022, we owned and operated or held an interest in a portfolio of 661 developed properties located in 39 states throughout the United States, Ontario, Canada, the United Kingdom and Puerto Rico, including 339 MH communities, 161 RV resorts, 31 properties containing both MH and RV sites, and 130 marinas. We have been in the business of acquiring, operating, developing and expanding MH communities and RV resorts since 1975 and marinas since 2020. We lease individual sites with utilities access for placement of manufactured homes, RVs or boats to our customers. We are also engaged in the marketing, selling and leasing of new and pre-owned homes to current and future residents in our MH communities. The Rental Program operations within our MH communities support and enhance our occupancy levels, property performance and cash flows.

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

SUN COMMUNITIES, INC.
RESULTS OF OPERATIONS

The following tables reconcile the Net income attributable to SUI common shareholders to NOI and summarize our consolidated financial results for the three and six months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net Income Attributable to SUI Common Shareholders	$74.0	$110.8	$74.7	$135.6
Interest income	(7.3)	(2.8)	(14.1)	(5.4)
Brokerage commissions and other revenues, net	(8.6)	(6.9)	(16.6)	(12.9)
General and administrative	62.2	45.3	117.9	83.5
Catastrophic event-related charges, net	0.1	0.4	0.1	2.8
Business combination expense	15.0	(0.2)	15.5	1.0
Depreciation and amortization	150.2	127.1	298.7	251.0
Loss on extinguishment of debt (see Note 8)	0.1	8.1	0.4	8.1
Interest expense	55.3	37.7	100.5	77.2
Interest on mandatorily redeemable preferred OP units / equity	1.1	1.0	2.1	2.0
(Gain) / loss on remeasurement of marketable securities (see Note 15)	32.3	(27.5)	66.8	(31.2)
(Gain) / loss on foreign currency exchanges	(9.0)	0.1	(6.8)	0.1
(Gain) / loss on disposition of properties	0.1	—	(13.3)	—
Other (income) / expense, net	(0.4)	0.2	0.2	0.7
Gain on remeasurement of notes receivable (see Note 4)	—	(0.1)	(0.2)	(0.5)
Income from nonconsolidated affiliates (see Note 6)	(0.9)	(0.8)	(1.8)	(2.0)
(Gain) / loss on remeasurement of investment in nonconsolidated affiliates (see Note 6)	(0.4)	0.1	(0.5)	—
Current tax expense (see Note 12)	3.9	1.2	5.2	1.0
Deferred tax benefit (see Note 12)	(0.3)	—	(0.3)	(0.1)
Preferred return to preferred OP units / equity interests	3.1	3.0	6.1	5.9
Less: Income attributable to noncontrolling interests	4.2	7.0	2.0	7.3
NOI	$374.7	$303.7	$636.6	$524.1

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Real property NOI	$304.8	$258.3	$537.6	$465.8
Home sales NOI	49.8	23.0	68.6	33.6
Service, retail, dining and entertainment expenses NOI	20.1	22.4	30.4	24.7
NOI	$374.7	$303.7	$636.6	$524.1

SUN COMMUNITIES, INC.
Seasonality of Revenue

The RV and Marina industries are seasonal in nature, and the results of operations in any one period may not be indicative of results in future periods.

In the RV segment, certain properties maintain higher occupancy during the summer months, while other properties maintain higher occupancy during the winter months. Based on the location of our properties with transient RV sites, our portfolio generally produces higher revenues between April and September than between October and March. Real property - transient revenue is included in RV segment revenue. As of June 30, 2022, we recognized Real property - transient revenue of $42.7 million in the first quarter and $93.1 million in the second quarter. Real property - transient revenue was $266.6 million for the year ended December 31, 2021. In 2021, Real property - transient revenue was recognized 11.9 percent in the first quarter, 27.3 percent in the second quarter, 44.9 percent in the third quarter and 15.9 percent in the fourth quarter.

In the Marina segment, demand for wet slip storage increases during the summer months as customers contract for the summer boating season, which also drives non-storage revenue streams such as service, fuel and on-premises restaurants or convenience stores. Demand for dry storage increases during the winter season as seasonal weather patterns require boat owners to store their vessels on dry docks and within covered racks. As of June 30, 2022, we recognized seasonal Real property revenue of $62.4 million in the first quarter and $79.4 million in the second quarter. Seasonal Real property revenue was $246.6 million for the year ended December 31, 2021. In 2021, Seasonal Real property revenue was recognized 17.7 percent in the first quarter, 25.0 percent in the second quarter, 29.9 percent in the third quarter and 27.4 percent in the fourth quarter.

SUN COMMUNITIES, INC.
Comparison of the Three and Six Months Ended June 30, 2022 and 2021

Real Property Operations - Total Portfolio

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three and six months ended June 30, 2022 and 2021 (in millions, except for statistical information):

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	Change	% Change	June 30, 2022	June 30, 2021	Change	% Change
Financial Information
Revenue
Real property (excluding transient)	$341.7	$289.5	$52.2	18.0%	$648.4	$558.2	$90.2	16.2%
Real property - transient	98.1	77.0	21.1	27.4%	143.1	109.5	33.6	30.7%
Other	47.9	38.8	9.1	23.5%	84.4	68.1	16.3	23.9%
Total Operating	487.7	405.3	82.4	20.3%	875.9	735.8	140.1	19.0%
Expense
Property Operating	182.9	147.0	35.9	24.4%	338.3	270.0	68.3	25.3%
Real Property NOI	$304.8	$258.3	$46.5	18.0%	$537.6	$465.8	$71.8	15.4%

	As of
	June 30, 2022	June 30, 2021		Change
Other Information
Number of properties(1)	661	569		92

MH occupancy	95.6%
RV occupancy(2)	100.0%
MH & RV blended occupancy(3)	96.5%	97.4%		(0.9)%

Sites available for MH & RV development	15,181	9,443		5,738

Monthly base rent per site - MH	$619	$599	(5)	$20
Monthly base rent per site - RV(4)	$547	$516	(5)	$31
Monthly base rent per site - Total	$601	$580	(5)	$21

Weighted average monthly rental rate - MH Rental Program	$1,162	$1,065		$97
(1)Includes MH communities, RV resorts and marinas.
(2)Occupancy percentages include annual RV sites and exclude transient RV sites.
(3)Occupancy percentages include MH and annual RV sites and exclude transient RV sites.
(4)Monthly base rent pertains to annual RV sites and excludes transient RV sites.
(5)Canadian currency figures included within the six months ended June 30, 2021 have been translated at 2022 average exchange rates.

Total and Same Property Marina portfolio results for the three and six months ended June 30, 2021, include reclassification of $5.6 million and $8.4 million of expense, net from Real property operating expense to Service, retail, dining and entertainment expense, respectively, to more precisely align certain revenues and expenses within Real property results and Service, retail, dining and entertainment results. The reclassifications had no impact on previously reported total portfolio Marina NOI. Refer to Real Property Operations – Total Portfolio above for additional information regarding these reclassifications.

For the three months ended June 30, 2022, the $46.5 million increase in Real Property NOI consists of $7.3 million from Same Property MH and RV, $3.1 million from Same Property Marina, $15.4 million from the UK operations and $20.7 million from other recently acquired properties as compared to the same period in 2021.

For the six months ended June 30, 2022, the $71.8 million increase in Real Property NOI consists of $20.9 million from Same Property MH and RV, $3.5 million from Same Property Marina, $15.4 million from the UK operations and $32.0 million from other recently acquired properties as compared to the same period in 2021.

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

SUN COMMUNITIES, INC.
Real Property Operations - Same Property - MH and RV United States and Canada

The following tables reflect certain financial and other information for our Same Property MH and RV portfolio as of and for the three and six months ended June 30, 2022 and 2021 (in millions, except for statistical information).

	Three Months Ended
	Total Same Property - MH and RV				MH				RV
	June 30, 2022	June 30, 2021	Change	% Change(1)	June 30, 2022	June 30, 2021	Change	% Change(1)	June 30, 2022	June 30, 2021	Change	% Change(1)
Financial Information
Revenue
Real property (excluding transient)	$236.4	$223.2	$13.2	5.9%	$184.0	$176.5	$7.5	4.3%	$52.4	$46.7	$5.7	12.1%
Real property - transient	65.5	65.2	0.3	0.6%	0.2	0.4	(0.2)	(42.8)%	65.3	64.8	0.5	0.8%
Other	12.7	11.9	0.8	6.5%	5.6	4.9	0.7	12.3%	7.1	7.0	0.1	2.4%
Total Operating	314.6	300.3	14.3	4.8%	189.8	181.8	8.0	4.4%	124.8	118.5	6.3	5.4%
Expense
Property Operating	103.6	96.6	7.0	7.3%	49.6	45.9	3.7	8.3%	54.0	50.7	3.3	6.4%
Real Property NOI	$211.0	$203.7	$7.3	3.6%	$140.2	$135.9	$4.3	3.1%	$70.8	$67.8	$3.0	4.6%
(1) Percentages are calculated based on unrounded numbers.

	Six Months Ended
	Total Same Property - MH and RV				MH				RV
	June 30, 2022	June 30, 2021	Change	% Change(1)	June 30, 2022	June 30, 2021	Change	% Change(1)	June 30, 2022	June 30, 2021	Change	% Change(1)
Financial Information
Revenue
Real property (excluding Transient)	$469.5	$441.8	$27.7	6.3%	$366.5	$351.3	$15.2	4.3%	$103.0	$90.5	$12.5	13.7%
Real property - transient	104.7	95.5	9.2	9.6%	0.7	1.0	(0.3)	(30.5)%	104.0	94.5	9.5	10.0%
Other	20.2	19.1	1.1	6.1%	10.4	9.3	1.1	11.7%	9.8	9.8	—	0.8%
Total Operating	594.4	556.4	38.0	6.8%	377.6	361.6	16.0	4.4%	216.8	194.8	22.0	11.3%
Expense
Property Operating	192.5	175.4	17.1	9.7%	97.4	89.7	7.7	8.5%	95.1	85.7	9.4	11.0%
Real Property NOI	$401.9	$381.0	$20.9	5.5%	$280.2	$271.9	$8.3	3.1%	$121.7	$109.1	$12.6	11.5%
(1) Percentages are calculated based on unrounded numbers.

The amounts in the tables above reflect constant currency for comparative purposes. Canadian currency figures in the prior comparative period have been translated at the 2022 average exchange rate of $0.7835 USD per Canadian dollar. We have reclassified water and sewer revenues of $19.0 million and $17.4 million for the three months ended June 30, 2022 and 2021, and $38.6 million and $34.7 million for the six months ended June 30, 2022 and 2021, respectively, to reflect the utility expenses associated with our Same Property portfolio net of recovery.

SUN COMMUNITIES, INC.

	As of
	June 30, 2022	June 30, 2021		Change
Other Information
Number of properties	425	425		—

MH occupancy	97.3%
RV occupancy(1)	100.0%
MH & RV blended occupancy(2)	98.0%

Adjusted MH occupancy(3)	98.0%
Adjusted RV occupancy(4)	100.0%
Adjusted MH & RV blended occupancy(5)	98.5%	96.8%	(6)	1.7%

Sites available for development	8,082	8,135		(53)

Monthly base rent per site - MH	$625	$600	(8)	$25
Monthly base rent per site - RV(7)	$558	$523	(8)	$35
Monthly base rent per site - Total	$608	$582	(8)	$26

Monthly base rent per site - MH Rental Program	$1,168	$1,070		$98
(1)Occupancy percentages include annual RV sites and exclude transient RV sites.
(2)Occupancy percentages include MH and annual RV sites and exclude transient RV sites.
(3)Adjusted occupancy percentages include MH and exclude recently completed but vacant expansion sites.
(4)Adjusted occupancy percentages include annual RV sites and exclude transient RV sites and recently completed but vacant expansion sites.
(5)Adjusted occupancy percentages include MH and annual RV sites and exclude transient RV sites and recently completed but vacant expansion sites.
(6)The occupancy percentages for 2021 have been adjusted to reflect incremental growth period-over-period from newly rented MH expansion sites and the conversion of transient RV sites to annual RV sites.
(7)Monthly base rent pertains to annual RV sites and excludes transient RV sites.
(8)Canadian currency figures included within three months ended June 30, 2021 have been translated at 2022 average exchange rates.

For the three months ended June 30, 2022 and 2021:

•The MH segment increase in NOI of $4.3 million, or 3.1 percent, when compared to the same period in 2021 is primarily due to an increase in Real property (excluding transient) revenue of $7.5 million, or 4.3 percent, partially offset by increased property operating expenses. Real property (excluding transient) revenue increased primarily due to a 4.1 percent increase in monthly base rent.

•The RV segment increase in NOI of $3.0 million, or 4.6 percent, when compared to the same period in 2021 is primarily due to an increase in Real property (excluding transient) revenue of $5.7 million, or 12.1 percent, partially offset by increased operating expenses. The increase in Real property - (excluding transient) revenue was primarily due to a 6.8 percent increase in monthly base rent and conversions of transient RV sites to annual RV sites.

For the six months ended June 30, 2022 and 2021:

•The MH segment increase in NOI of $8.3 million, or 3.1 percent, when compared to the same period in 2021 is primarily due to an increase in Real property (excluding transient) revenue of $15.2 million, or 4.3 percent, partially offset by increased operating expenses. Real property (excluding transient) revenue increased primarily due to a 4.1 percent increase in monthly base rent.

•The RV segment increase in NOI of $12.6 million, or 11.5 percent, when compared to the same period in 2021 is primarily due to an increase in Real property (excluding transient) revenue of $12.5 million, or 13.7 percent, primarily due to an increase in monthly base rent and conversions of transient RV sites to annual RV sites.

SUN COMMUNITIES, INC.
Real Property Operations - Same Property - Marina

The following tables reflect certain financial and other information for our Same Property Marina as of and for the three and six months ended June 30, 2022 and 2021 (in millions, except for statistical information).

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	Change	% Change(1)	June 30, 2022	June 30, 2021	Change	% Change(1)
Financial Information
Revenue
Real property (excluding transient)	$57.6	$53.7	$3.9	7.4%	$103.4	$97.0	$6.4	6.6%
Real property - transient	3.7	4.1	(0.4)	(9.3)%	5.1	5.0	0.1	2.5%
Other	3.3	3.2	0.1	3.8%	5.7	4.9	0.8	14.3%
Total Operating	64.6	61.0	3.6	6.1%	114.2	106.9	7.3	6.8%
Expense
Property Operating	17.2	16.7	0.5	3.4%	41.6	37.8	3.8	10.0%
Real Property NOI	$47.4	$44.3	$3.1	7.1%	$72.6	$69.1	$3.5	5.0%
(1) Percentages are calculated based on unrounded numbers.

	As of
	June 30, 2022	June 30, 2021	Change	% Change
Other Information
Number of properties	101	101	—	—%
Wet slip and dry storage spaces	35,616	35,744	(128)	(0.4)%

We have reclassified utility revenues of $2.9 million for the three months ended June 30, 2022 and 2021, and $5.4 million and $5.5 million for the six months ended June 30, 2022 and 2021, respectively, to reflect the utility expenses associated with our Same Property Marina net of recovery.

Same Property results for the three and six months ended June 30, 2021, include reclassification of $8.3 million of expense, net from Real property operating expense to Service, retail, dining and entertainment expense to more precisely align certain revenues and expenses within Real property results and Service, retail, dining and entertainment results. The reclassifications had no impact on previously reported total portfolio Marina NOI. Refer to Real Property Operations – Total Portfolio above for additional information regarding these reclassifications.

For the three months ended June 30, 2022 and 2021, the $3.1 million, or 7.1 percent, increase in Marina Real Property NOI is primarily due to the $3.9 million, or 7.4 percent, increase in Real property (excluding transient) revenue, partially offset by increased property operating expenses.

For the six months ended June 30, 2022 and 2021, the $3.5 million, or 5.0 percent, increase in Marina Real Property NOI is primarily due to the $6.4 million, or 6.6 percent, increase in Real property (excluding transient) revenue, partially offset by increased property operating expenses.

SUN COMMUNITIES, INC.
UK Operations Summary

The following table reflects certain financial and other information for our UK operations as of and from April 8, 2022 (date of acquisition) to June 30, 2022 (in millions, except for statistical information):

April 8, 2022 to June 30, 2022

Financial Information
Revenues
Real property (excluding transient)	$16.9
Real property - transient	12.9
Other	0.6
Total Operating	30.4
Expenses
Property Operating	15.0
Real Property NOI	15.4

Home Sales
Revenue	60.6
Cost of home sales	32.1
Home selling expenses	2.3
NOI	26.2

Retail, dining and entertainment
Revenue	11.5
Expense	12.6
Net Operating Loss	(1.1)

UK Operations NOI	$40.5

Statistical information
Number of properties	53
Developed sites	17,330
Occupied sites	15,841
Occupancy	91.4%
Sites available for development	1,987

Home Sales
New home sales volume	255
Pre-owned home sales volume	480
Total home sales volume	735

The UK Operations Real Property NOI is included in Real Property NOI. The UK Operations NOI, a component of our MH segment, is separately reviewed to assess the overall growth and performance of the UK Operations property portfolio and its financial impact on our operations.

We have reclassified utility revenue of $2.5 million for the three months ended June 30, 2022, to reflect the utility expenses associated with our UK Operations properties portfolio net of recovery.

SUN COMMUNITIES, INC.
Home Sales Summary (excluding UK home sales)

We purchase new homes and acquire pre-owned and repossessed manufactured homes, generally located within our communities, from lenders, dealers, and former residents to sell or lease to current and prospective residents.

The following table reflects certain financial and statistical information for our Home Sales Program for the three and six months ended June 30, 2022 and 2021 (in millions, except for average selling price and statistical information):

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	Change	% Change	June 30, 2022	June 30, 2021	Change	% Change
Financial Information
New Homes
New home sales	$37.1	$34.7	$2.4	6.9%	$63.7	$57.7	$6.0	10.4%
New home cost of sales	29.9	28.2	1.7	6.0%	51.5	46.9	4.6	9.8%
Gross profit – new homes	7.2	6.5	0.7	10.8%	12.2	10.8	1.4	13.0%
Gross margin % – new homes	19.4%	18.7%	0.7%		19.2%	18.7%	0.5%
Average selling price – new homes	$164,159	$153,132	$11,027	7.2%	$170,321	$153,545	$16,776	10.9%

Pre-owned Homes
Pre-owned home sales	$45.0	$47.1	$(2.1)	(4.5)%	$83.1	$76.3	$6.8	8.9%
Pre-owned home cost of sales	24.2	26.0	(1.8)	(6.9)%	44.0	44.6	(0.6)	(1.3)%
Gross Profit – pre-owned homes	20.8	21.1	(0.3)	(1.4)%	39.1	31.7	7.4	23.3%
Gross margin % – pre-owned homes	46.2%	44.9%	1.3%		47.1%	41.7%	5.4%
Average selling price – pre-owned homes	$59,920	$50,577	$9,343	18.5%	$57,708	$47,195	$10,513	22.3%

Total Home Sales
Revenue from home sales	$82.1	$81.8	$0.3	0.4%	$146.8	$134.0	$12.8	9.6%
Cost of home sales	54.1	54.2	(0.1)	(0.2)%	95.5	91.5	4.0	4.4%
Home selling expenses	4.4	4.6	(0.2)	(4.3)%	8.9	8.9	—	—%
Home Sales NOI	$23.6	$23.0	$0.6	2.6%	$42.4	$33.6	$8.8	26.2%

Other Information
New home sales volume	226	227	(1)	(0.4)%	374	376	(2)	(0.5)%
Pre-owned home sales volume	751	931	(180)	(19.3)%	1,440	1,617	(177)	(10.9)%
Total home sales volume	977	1,158	(181)	(15.6)%	1,814	1,993	(179)	(9.0)%

Gross Profit - New Homes
For the three months ended June 30, 2022, the 10.8 percent increase in gross profit is primarily driven by a 7.2 percent increase in new home average selling price, outpacing the 6.0 percent increase in cost of sales as compared to the same period in 2021.

For the six months ended June 30, 2022, the 13.0 percent increase in gross profit is primarily the result of a 10.9 percent increase in new home average selling price outpacing the 9.8 percent increase in cost of sales as compared to the same period in 2021.

SUN COMMUNITIES, INC.
Gross Profit - Pre-owned Homes
For the three months ended June 30, 2022, the 1.4 percent decrease in gross profit is primarily driven by a 19.3 percent decrease in pre-owned home sales volume, partially offset by an 18.5 percent increase in pre-owned home average selling price, as compared to the same period in 2021.

For the six months ended June 30, 2022, the $7.4 million, or 23.3 percent increase in gross profit is primarily the result of a 5.4 percent increase in gross margin, primarily due to a 22.3 percent increase in the pre-owned home average selling price, partially offset by a 10.9 percent decrease in pre-owned home sales volume, as compared to the same period in 2021.

Refer to the UK Operations summary on page 54 for financial information related to our home sales in the UK.

SUN COMMUNITIES, INC.
Rental Program Summary

The following table reflects certain financial and other information for our Rental Program as of and for the three and six months ended June 30, 2022 and 2021 (in millions, except for weighted average monthly rental rate and statistical information):

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	Change	% Change	June 30, 2022	June 30, 2021	Change	% Change
Financial Information
Revenues	$32.1	$35.8	$(3.7)	(10.3)%	$64.3	$71.9	$(7.6)	(10.6)%
Expenses	5.0	4.6	0.4	8.7%	9.9	9.8	0.1	1.0%
Rental Program NOI	$27.1	$31.2	$(4.1)	(13.1)%	$54.4	$62.1	$(7.7)	(12.4)%

Other Information
Number of sold rental homes	193	281	(88)	(31.3)%	370	492	(122)	(24.8)%
Number of occupied rentals, end of period					9,204	10,951	(1,747)	(16.0)%
Investment in occupied rental homes, end of period					$535.0	$601.8	$(66.8)	(11.1)%
Weighted average monthly rental rate, end of period					$1,162	$1,065	$97	9.1%

The Rental Program NOI is included in Real Property NOI. The Rental Program NOI is separately reviewed to assess the overall growth and performance of the Rental Program and its financial impact on our operations.

For the three months ended June 30, 2022, Rental Program NOI decreased $4.1 million, or 13.1 percent, as compared to the same period in 2021. The decrease is primarily due to a $3.7 million, or 10.3 percent, decrease in revenue driven by a 16.0 percent decrease in the number of occupied rental homes, as compared to the same period in 2021.

For the six months ended June 30, 2022, Rental Program NOI decreased $7.7 million, or 12.4 percent, as compared to the same period in 2021. The decrease is primarily due to a decrease in Rental Program revenue of $7.6 million, or 10.6 percent, driven by a 16.0 percent decrease in number of occupied rental homes, as compared to the same period in 2021.

SUN COMMUNITIES, INC.
Marina Summary

The following table reflects certain financial and other information for our marinas as of and for the three and six months ended June 30, 2022 and 2021 (in millions, except for statistical information):

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	Change	% Change	June 30, 2022	June 30, 2021	Change	% Change
Financial Information
Revenues
Real property (excluding transient)	$82.0	$61.9	$20.1	32.5%	$149.0	$108.0	$41.0	38.0%
Real property - transient	5.1	4.2	0.9	21.4%	7.6	5.1	2.5	49.0%
Other	4.5	3.0	1.5	50.0%	7.4	4.6	2.8	60.9%
Total Operating	91.6	69.1	22.5	32.6%	164.0	117.7	46.3	39.3%
Expenses
Property Operating	23.8	19.1	4.7	24.6%	57.0	42.7	14.3	33.5%
Real Property NOI	67.8	50.0	17.8	35.6%	107.0	75.0	32.0	42.7%

Service, retail, dining and entertainment
Revenue	127.3	82.9	44.4	53.6%	198.5	127.3	71.2	55.9%
Expense	113.5	70.1	43.4	61.9%	173.3	108.1	65.2	60.3%
NOI	13.8	12.8	1.0	7.8%	25.2	19.2	6.0	31.3%

Marina NOI	$81.6	$62.8	$18.8	29.9%	$132.2	$94.2	$38.0	40.3%

Statistical information
Number of properties					130	114	16	14.0%
Total wet slips and dry storage					45,905	40,179	5,726	14.3%

Marina Real Property NOI is included in Real Property NOI. The Marina NOI is separately reviewed to assess the overall growth and performance of the Marina segment and its financial impact on our operations.

We have reclassified utility revenues of $4.9 million and $3.7 million for the three months ended June 30, 2022 and 2021, and $9.2 million and $6.3 million for the six months ended June 30, 2022 and 2021, respectively, to reflect the utility expenses associated with our Marina net of recovery.

Marina Property results for the three and six months ended June 30, 2021, include reclassification of $8.4 million of expense, net from Real property operating expense to Service, retail, dining and entertainment expense to more precisely align certain revenues and expenses within Real property results and Service, retail, dining and entertainment results. The reclassifications had no impact on previously reported total portfolio Marina NOI. Refer to Real Property Operations – Total Portfolio above for additional information regarding these reclassifications.

For the three months ended June 30, 2022 and 2021:

•The $18.8 million, or 29.9 percent increase in Marina NOI is primarily due to a $17.8 million, or 35.6 percent, increase in Marina Real Property NOI and a $1.0 million or 7.8 percent, increase in Service, Retail, Dining and Entertainment NOI.
•The $17.8 million, or 35.6 percent growth in Marina Real Property NOI is due to a $20.1 million, or 32.5 percent, increase in Real property (excluding transient) revenue primarily due to an increase in the number of owned Marina properties compared to the same period in 2021.

SUN COMMUNITIES, INC.
For the six months ended June 30, 2022 and 2021:

•The $38.0 million, or 40.3 percent increase in Marina NOI is due to a $32.0 million, or 42.7 percent, increase in Marina Real Property NOI and a $6.0 million or 31.3 percent increase, in Service, Retail, Dining and Entertainment NOI.
•The $32.0 million, or 42.7 percent, increase in Marina Real Property NOI is due primarily to a $41.0 million, or 38.0 percent, increase in Real property (excluding transient) revenue primarily due to an increase in the number of owned Marina properties compared to the same period in 2021, partially offset by an increase in Marina operating expenses.
•The $6.0 million, or 31.3 percent, increase in Service, Retail, Dining and Entertainment NOI is primarily due to an increase in service revenue resulting from the acquisition of service-intensive marinas and entry into the superyacht market, combined with increased transient activity.

SUN COMMUNITIES, INC.
Other Items - Statements of Operations(1)

The following table summarizes other income and expenses for the three and six months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	Change	% Change	June 30, 2022	June 30, 2021	Change	% Change
Service, retail, dining and entertainment, net	$20.1	$22.4	$(2.3)	(10.3)%	$30.4	$24.7	$5.7	23.1%
Interest income	$7.3	$2.8	$4.5	160.7%	$14.1	$5.4	$8.7	161.1%
Brokerage commissions and other, net	$8.6	$6.9	$1.7	24.6%	$16.6	$12.9	$3.7	28.7%
General and administrative expense	$62.2	$45.3	$16.9	37.3%	$117.9	$83.5	$34.4	41.2%
Catastrophic event-related charges, net	$0.1	$0.4	$(0.3)	(75.0)%	$0.1	$2.8	$(2.7)	(96.4)%
Business combination expense, net	$15.0	$(0.2)	$15.2	N/M	$15.5	$1.0	$14.5	N/M
Depreciation and amortization	$150.2	$127.1	$23.1	18.2%	$298.7	$251.0	$47.7	19.0%
Loss on extinguishment of debt (see Note 8)	$0.1	$8.1	$(8.0)	(98.8)%	$0.4	$8.1	$(7.7)	(95.1)%
Interest expense	$55.3	$37.7	$17.6	46.7%	$100.5	$77.2	$23.3	30.2%
Interest on mandatorily redeemable preferred OP units / equity	$1.1	$1.0	$0.1	10.0%	$2.1	$2.0	$0.1	5.0%
Gain / (loss) on remeasurement of marketable securities (see Note 15)	$(32.3)	$27.5	$(59.8)	(217.5)%	$(66.8)	$31.2	$(98.0)	(314.1)%
Gain / (loss) on foreign currency exchanges	$9.0	$(0.1)	$9.1	N/M	$6.8	$(0.1)	$6.9	N/M
Gain / (loss) on dispositions of properties	$(0.1)	$—	$(0.1)	N/A	$13.3	$—	$13.3	N/A
Other income / (expense), net	$0.4	$(0.2)	$0.6	(300.0)%	$(0.2)	$(0.7)	$0.5	(71.4)%
Gain on remeasurement of notes receivable (see Note 4)	$—	$0.1	$(0.1)	N/M	$0.2	$0.5	$(0.3)	60.0%
Income from nonconsolidated affiliates (see Note 6)	$0.9	$0.8	$0.1	12.5%	$1.8	$2.0	$(0.2)	(10.0)%
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates (see Note 6)	$0.4	$(0.1)	$0.5	(500.0)%	$0.5	$—	$0.5	N/A
Current tax expense (see Note 12)	$(3.9)	$(1.2)	$(2.7)	(225.0)%	$(5.2)	$(1.0)	$(4.2)	420.0%
Deferred tax benefit (see Note 12)	$0.3	$—	$0.3	N/A	$0.3	$0.1	$0.2	200.0%
Preferred return to preferred OP units / equity interests	$3.1	$3.0	$0.1	3.3%	$6.1	$5.9	$0.2	3.4%
Income attributable to noncontrolling interests	$4.2	$7.0	$(2.8)	(40.0)%	$2.0	$7.3	$(5.3)	(72.6)%
(1)Only items determined by management to be material, of interest, or unique to the periods disclosed above are explained below.
N/M = Percentage change is not meaningful.
N/A = Percentage change is not applicable.

Service, retail, dining and entertainment, net - for the six months ended June 30, 2022, increased primarily due to increased service rates at our marinas and the addition of service revenue from the acquisition of additional Safe Harbor marinas.

Interest income - for the three and six months ended June 30, 2022, increased primarily due to an increase in the notes receivable to real estate developers average balance in the current period as compared to the same periods in 2021.

Brokerage commissions and other, net - for the six months ended June 30, 2022, increased primarily due to an increase in brokerage commissions as a result of increase in price of brokered home sales, as compared to the same period in 2021.

General and administrative expenses - for the three and six months ended June 30, 2022, increased primarily due to the acquisition of Park Holidays, and an increase in wages and incentives driven by growth in strategic initiatives as compared to the same periods in 2021.

SUN COMMUNITIES, INC.
Business combination expense, net - for the three and six months ended June 30, 2022, increased primarily as a result of the acquisition of Park Holidays. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

Depreciation and amortization - for the three and six months ended June 30, 2022, increased as a result of property acquisitions during 2021 and 2022. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

Loss on extinguishment of debt - for the three and six months ended June 30, 2022, was $0.1 million and $0.4 million, respectively, related to the Credit Facility Amendment and the termination of the Bridge Loan, as compared to $8.1 million for the three and six months ended June 30, 2021, related to the termination of our $750.0 million credit facility and the $1.8 billion credit facility between Safe Harbor and certain lenders. Refer to Note 8, "Debt and Line of Credit," in our accompanying Consolidated Financial Statements for additional information.

Interest expense - for the three and six months ended June 30, 2022, increased due to the higher carrying balance of debt as compared to the same periods in 2021. Refer to Note 8, "Debt and Line of Credit," of our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on remeasurement of marketable securities - for the three and six months ended June 30, 2022 was a loss of $32.3 million and $66.8 million, respectively, as compared to a gain of $27.5 million and $31.2 million during the same period in 2021 due to the fluctuation in the price of our publicly traded marketable securities. Refer to Note 15, "Fair Value of Financial Instruments," in our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on foreign currency exchanges - for the three months ended June 30, 2022, there was a $9.0 million gain as compared to a $0.1 million loss in the same period in 2021, primarily due to the strengthening of the US Dollar against the Pound Sterling in the current period. For the six months ended June 30, 2022, there was a $6.8 million gain as compared to a $0.1 million loss in the same period in 2021, primarily due to the strengthening of the US Dollar against the Pound Sterling in the current period.

Gain / (loss) on dispositions of properties - for the six months ended June 30, 2022, increased due to a gain from the sale of three communities during 2022, whereas there were no such dispositions in the same period in 2021. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

Current tax expense - for the three and six months ended June 30, 2022, increased due to incremental taxable income from the acquisition of Park Holidays in the UK. Refer to Note 12, "Income Taxes," in our accompanying Consolidated Financial Statements for additional information.

Income attributable to noncontrolling interests - for the three and six months ended June 30, 2022, decreased due to a decrease in Net Income as compared to the same periods in 2021.

SUN COMMUNITIES, INC.
RECONCILIATION OF NET INCOME ATTRIBUTABLE TO SUI COMMON SHAREHOLDERS TO FFO

The following table reconciles Net income attributable to SUI common shareholders to FFO for the three and six months ended June 30, 2022 and 2021 (in millions, except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net Income Attributable to SUI Common Shareholders	$74.0	$110.8	$74.7	$135.6
Adjustments
Depreciation and amortization	149.5	126.7	297.8	250.5
Depreciation on nonconsolidated affiliates	0.1	—	0.1	0.1
(Gain) / loss on remeasurement of marketable securities	32.3	(27.5)	66.8	(31.2)
(Gain) / loss on remeasurement of investment in nonconsolidated affiliates	(0.4)	0.1	(0.5)	—
Gain on remeasurement of notes receivable	—	(0.1)	(0.2)	(0.5)
Income attributable to noncontrolling interests	4.2	5.0	2.0	4.9
Returns on preferred OP units	3.4	1.0	6.7	1.9
(Gain) / loss on dispositions of properties	0.1	—	(13.3)	—
Gain on dispositions of assets, net	(17.2)	(17.6)	(32.3)	(25.8)
FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities(1)	$246.0	$198.4	$401.8	$335.5

Adjustments
Business combination expense and other acquisition related costs(2)	17.8	2.3	20.9	4.2
Loss on extinguishment of debt	0.1	8.1	0.4	8.1
Catastrophic event-related charges, net	0.2	0.4	0.2	2.8
Earnings - catastrophic event-related charges(3)	—	—	—	0.2
(Gain) / loss on foreign currency exchanges	(9.0)	0.1	(6.8)	0.1
Other adjustments, net(4)	(0.5)	0.3	1.4	0.2
Core FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities(1)	$254.6	$209.6	$417.9	$351.1
Adjustment
Foreign currency impact(5)	2.0	—	2.0	—
Constant Currency Core FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities	$256.6	$209.6	$419.9	$351.1

Weighted average common shares outstanding - basic	120.0	112.1	117.6	110.0
Add
Common shares dilutive effect from forward equity sale	—	—	0.2	—
Restricted stock	0.3	0.6	0.4	0.4
Common OP units	2.6	2.6	2.6	2.6
Common stock issuable upon conversion of certain preferred OP units	3.1	1.1	3.1	1.1
Weighted Average Common Shares Outstanding - Fully Diluted	126.0	116.4	123.9	114.1

FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities Per Share - Fully Diluted	$1.95	$1.70	$3.24	$2.94

Core FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities Per Share - Fully Diluted	$2.02	$1.80	$3.37	$3.08

Constant Currency Core FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities Per Share - Fully Diluted	$2.04	$1.80	$3.39	$3.08
(1)The effect of certain anti-dilutive convertible securities is excluded from these items.
(2)These costs represent (i) nonrecurring integration expenses associated with new acquisitions and first year acquisition deferred costs for the three and six months ended June 30, 2022 and 2021, (ii) costs associated with potential acquisitions that will not close, (iii) costs associated with the termination of the bridge loan commitment during the three months ended March 31, 2022 related to the acquisition of Park Holidays and (iv) business combination expenses and expenses incurred to bring recently acquired properties up to our operating standards, including items such as tree trimming and painting costs that do not meet our capitalization policy.
(3)Adjustment related to estimated loss of earnings in excess of the applicable business interruption deductible in relation to our three Florida Keys communities that were impaired by Hurricane Irma which had not yet been received from our insurer.
(4)Other adjustments, net include (i) long-term lease termination benefit, deferred tax benefit, RV rebranding non-recurring cost, accelerated deferred compensation amortization and a gain on sale of investment in nonconsolidated affiliate for the three and six months ended June 30, 2022, and (ii) Change in estimated contingent consideration payments and deferred tax (benefit) / expense for the three and six months ended June 30, 2022 and 2021.
(5)We calculated the foreign currency translation impact by comparing the actual weighted average foreign currency rates of $1.2598 U.S. dollars ("USD") per GBP, $0.7828 USD per CAD and $0.7241 USD per AUD, with the weighted average foreign currency rates used for the guidance of $1.330 USD per GBP, $0.770 USD per CAD and $0.756 USD per AUD, respectively.

SUN COMMUNITIES, INC.
LIQUIDITY AND CAPITAL RESOURCES

Short-term Liquidity

Our principal short-term liquidity demands historically have been, and are expected to continue to be, distributions to our shareholders and the unit holders of the Operating Partnership, property acquisitions, development and expansion of our properties, capital improvement of our properties, the purchase of new and pre-owned homes, and debt repayment. We intend to meet our short-term liquidity requirements through available cash balances, cash flows generated from operations, draws on our Senior Credit Facility, and the use of debt and equity offerings under our shelf registration statement. Refer to Note 8, "Debt and Line of Credit," and Note 9, "Equity and Temporary Equity," in our accompanying Consolidated Financial Statements for additional information.

We also intend to continue to strengthen our capital and liquidity positions by focusing on our core fundamentals, which are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We take a disciplined approach to selecting the optimal mix of financing sources to meet our liquidity demands and minimize our overall cost of capital. In June 2021, we received investment grade ratings of BBB and Baa3 with a stable outlook from S&P Global and Moody's, respectively. We plan on continuing to capitalize on our advantage in the credit markets to access a greater proportion of unsecured debt to optimize our cost of capital and increase our financial flexibility.

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

On April 8, 2022, we completed our previously announced acquisition of Park Holidays. The acquisition valued Park Holidays at an enterprise value of £950.0 million (or approximately $1.2 billion). As consideration for the acquisition, we (i) issued an aggregate of 186,044 shares of our common stock with a value of approximately $34.0 million as of the closing to certain individual sellers who are also members of Park Holidays' senior management team, and (ii) paid the remainder of the purchase price in cash.

Capital Expenditures

Our capital expenditures include expansion sites and development construction costs, recurring capital expenditures, lot modifications, growth projects, acquisition-related capital expenditures, rental home purchases and rebranding costs.

Our capital expenditure activity is summarized as follows (in millions):

	Six Months Ended
	June 30, 2022	June 30, 2021
Expansion and Development Expenditures	$122.7	$90.4
Recurring Capital Expenditures	33.4	27.6
Lot Modifications Expenditures	14.4	16.9
Growth Projects	49.5	36.4
Acquisition-related Capital Expenditures	123.1	70.7
Rental Program	59.0	53.8
Rebranding Cost	10.7	—
Other	(6.4)	4.6
Total capital expenditures activity	$406.4	$300.4

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

Acquisition-related capital expenditures - consist of capital improvements identified during due diligence that are necessary to bring our communities, resorts and marinas up to our operating standards. These include items such as: upgrading clubhouses; landscaping; new street light systems; new mail delivery systems; pool renovation including larger decks, heaters and furniture; new maintenance facilities; lot modifications; and new signage.

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

Cash Flow Activities

Our cash flow activities are summarized as follows (in millions):

	Six Months Ended
	June 30, 2022	June 30, 2021
Net Cash Provided by Operating Activities	$496.7	$470.7
Net Cash Used for Investing Activities	$(2,475.8)	$(865.5)
Net Cash Provided by Financing Activities	$2,092.2	$421.5
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$(6.6)	$0.3

Cash, cash equivalents, and restricted cash increased by $106.5 million from $78.2 million as of December 31, 2021, to $184.7 million as of June 30, 2022.

Operating activities - Net cash provided by operating activities increased by $26.0 million to $496.7 million for the six months ended June 30, 2022, compared to $470.7 million for the six months ended June 30, 2021. The increase was driven by improved operating performance at our existing properties and the addition of recently acquired properties.

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

Investing activities - Net cash used for investing activities increased by $1.6 billion to $2.5 billion for the six months ended June 30, 2022, compared to $865.5 million for the six months ended June 30, 2021. The increase in Net cash used for investing activities was primarily driven by an increase in cash deployed to acquire Park Holidays and other new properties, capital expenditure activity, and issuance of notes and other receivables during the six months ended June 30, 2022 as compared to the corresponding period in 2021. Refer to the Consolidated Statements of Cash Flow for detail on the net cash used for investing activities during the six months ended June 30, 2022 and 2021. Refer to Note 3, "Real Estate Acquisitions and Dispositions," and Note 4, "Notes and Other Receivables," in our accompanying Consolidated Financial Statements for additional information on acquisitions and issuance of notes and other receivables.

SUN COMMUNITIES, INC.
Financing activities - Net cash provided by financing activities increased by $1.7 billion to $2.1 billion for the six months ended June 30, 2022, compared to $421.5 million for the six months ended June 30, 2021. The increase in Net cash provided by financing activities was primarily driven by a decrease in payments and an increase in borrowings under our Senior Credit Facility during the six months ended June 30, 2022 as compared to the corresponding period in 2021. Refer to the Consolidated Statements of Cash Flow for detail on the net cash provided by financing activities during the six months ended June 30, 2022 and 2021. Refer to Note 8, "Debt and Line of Credit," and Note 9, "Equity and Temporary Equity," in our accompanying Consolidated Financial Statements for additional information.

Equity and Debt Activity

Public Equity Offerings

In November 2021, we entered into the November 2021 Forward Sale Agreements in connection with an underwritten registered public offering of 4,025,000 shares of our common stock at a public offering price of $185.00. On April 15, 2022, we completed the physical settlement of the 4,025,000 shares of common stock and received the aggregate net proceeds of $705.4 million. We used the net proceeds to repay borrowings outstanding under our Senior Credit Facility, and for working capital and general corporate purposes.

At the Market Offering Sales Agreement

In December 2021, we entered into the Sales Agreement, with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock through the sales agents, acting as our sales agents or, if applicable, as forward sellers, or directly to the sales agents as principals for their own accounts. We simultaneously terminated our prior sales agreement upon entering into the Sales Agreement.

We entered into forward sales agreements with respect to 891,103 shares of common stock under our at the market offering program for $158.0 million during the six months ended June 30, 2022. We also entered into forward sale agreements with respect to 1,820,109 shares of common stock under our at the market offering program for $356.5 million during the year ended December 31, 2021. During the three months ended June 30, 2022, we completed the physical settlement of 1,200,000 shares of common stock and received net proceeds of $229.5 million.

Senior Unsecured Notes

In April 2022, the Operating Partnership issued $600.0 million of senior unsecured 2032 Notes with an interest rate of 4.2 percent and a 10-year term, due April 15, 2032. The net proceeds from the offering were $592.3 million after deducting underwriters' discounts and estimated offering expenses. In connection with the 2032 Notes issuance, we settled four 10-year Treasury rate locks totaling $600.0 million and received a settlement payment of $35.3 million. The balance will be amortized as a reduction of interest expense on a straight-line basis over the 10-year term of the hedged transaction. This lowers the effective interest rate on the 2032 Notes from 4.2 percent to 3.6 percent.

In October 2021, the Operating Partnership issued $450.0 million of senior unsecured 2028 Notes with an interest rate of 2.3 percent and a seven-year term, due November 1, 2028. The Operating Partnership also issued an additional $150.0 million of its 2031 Notes (as defined below). The net proceeds from both offerings were approximately $595.5 million after deducting underwriters' discounts and estimated offering expenses.

In June 2021, the Operating Partnership issued $600.0 million of senior unsecured 2031 Notes with an interest rate of 2.7 percent and a ten-year term, due July 15, 2031. The net proceeds from the offering were approximately $592.4 million, after deducting underwriters' discounts and estimated offering expenses.

The proceeds from the 2028 Notes, the 2031 Notes and the 2032 Notes, were used to pay down borrowings under our Senior Credit Facility. The total outstanding balance of senior unsecured notes was $1.8 billion at June 30, 2022.

SUN COMMUNITIES, INC.
The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the 2028 Notes, 2031 Notes and 2032 Notes are guaranteed on a senior basis by SUI. The irrevocable guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company. Under Rule 3-10 of Regulation S-X, as amended, subsidiary issuers of obligations guaranteed by its parent company are not required to provide separate financial statements, provided that the subsidiary obligor is consolidated into the parent company's consolidated financial statements, the parent guarantee is "full and unconditional" and, subject to certain exceptions, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. Accordingly, separate consolidated financial statements of the Operating Partnership have not been presented. Furthermore, as permitted under Rule 13-01(a)(4)(vi), we have excluded the summarized financial information for the Operating Partnership as the assets, liabilities and results of operations of the Operating Partnership are not materially different from the corresponding amounts presented in our consolidated financial statements and management believes such summarized financial information would be repetitive and not provide incremental value to investors.

Line of Credit

In April 2022, in connection with the closing of the Park Holidays acquisition, the Operating Partnership as borrower, and SUI, as guarantor, and certain lenders entered into the Credit Facility Amendment, which amended our Senior Credit Facility.

The Credit Facility Amendment increased the aggregate amount of our Senior Credit Facility to $4.2 billion with the ability to upsize the total borrowings by an additional $800.0 million, subject to certain conditions. The increased aggregate amount under the Senior Credit Facility consists of the following: (a) a revolving loan in an amount up to $3.05 billion and (b) a term loan facility of $1.15 billion, with the ability to draw funds from the combined facilities in U.S. dollars, Pounds sterling, Euros, Canadian dollars and Australian dollars, subject to certain limitations. The Credit Facility Amendment extended the maturity date of the revolving loan facility to April 7, 2026. At our option that maturity date may be extended two additional six-month periods. In addition, the Credit Facility Amendment established the maturity date of the term loan facility under the Credit Facility Amendment as April 7, 2025, which may not be further extended.

Prior to the amendment, the Senior Credit Facility permitted aggregate borrowings of up to $2.0 billion, with an accordion feature that allowed for additional commitments of up to $1.0 billion, subject to the satisfaction of certain conditions. Prior to the amendment, $500.0 million of available borrowings under the Senior Credit Facility was scheduled to mature on October 11, 2024, with the remainder scheduled to mature on June 14, 2025. During the three months ended June 30, 2022 and 2021, we recognized losses on extinguishment of debt in our Consolidated Statements of Operations of $0.1 million related to the amendment of the Senior Credit Facility, and $0.2 million and $7.9 million related to the termination of our $750.0 million credit facility and the $1.8 billion credit facility between Safe Harbor and certain lenders, respectively.

The Senior Credit Facility bears interest at a floating rate based on Adjusted Term SOFR, the Adjusted Eurocurrency Rate, the Daily RFR, the Australian BBSY, the Daily SONIA Rate or the Canadian Dollar Offered Rate, as applicable, plus, in all cases, a margin, which can range from 0.725 percent to 1.6 percent, subject to certain adjustments. As of June 30, 2022, the margins based on our credit ratings were 0.85 percent on the revolving loan facility and 0.95 percent on the term loan facility.

At the lenders' option, the Senior Credit Facility will become immediately due and payable upon an event of default under the Credit Facility Amendment. We had $662.0 million of borrowings outstanding under the revolving loan and $1.1 billion of borrowings outstanding under the term loan on the Senior Credit Facility as of June 30, 2022. We had $1.0 billion of revolving borrowings on our prior Senior Credit Facility as of December 31, 2021. These balances are recorded in Unsecured debt on the Consolidated Balance Sheets.

The Senior Credit Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under the Senior Credit Facility, but does reduce the borrowing amount available. We had $2.8 million and $2.2 million of outstanding letters of credit at June 30, 2022 and December 31, 2021, respectively.

SUN COMMUNITIES, INC.
Financial Covenants

Pursuant to the terms of the Senior Credit Facility, we are subject to various financial and other covenants. The most restrictive financial covenants for the Senior Credit Facility are as follows:

Covenant	Requirement	As of June 30, 2022
Maximum leverage ratio	<65.0%	31.8%
Minimum fixed charge coverage ratio	>1.40	4.22
Maximum dividend payout ratio	<95.0%	47.2%
Maximum secured leverage ratio	<40.0%	13.1%

In addition, we are required to maintain the following covenants with respect to the senior unsecured notes payable:

Covenant	Requirement	As of June 30, 2022
Total debt to total assets	≤60.0%	40.3%
Secured debt to total assets	≤40.0%	19.3%
Consolidated income available for debt service to debt service	≥1.50	5.67
Unencumbered total asset value to total unsecured debt	≥150.0%	344.3%

As of June 30, 2022, we were in compliance with the above covenants and do not anticipate that we will be unable to meet these covenants in the near term.

Bridge Loan Termination

In March 2022, we terminated our commitment letter with Citigroup, pursuant to which, Citigroup (on behalf of its affiliates), previously committed to lend us up to £950.0 million, or approximately $1.2 billion converted at the March 31, 2022 exchange rate (the "Bridge Loan"). As of the date of termination, we did not have any borrowings outstanding under the Bridge Loan.

Derivative Transactions

Our objective and strategy in using interest rate derivatives is to manage exposure to interest rate movements, thereby minimizing the effect of interest rate changes and the effect they could have on future cash outflows (forecasted interest payments) on a forecasted issuance of long-term debt. We do not enter into derivative instruments for speculative purposes.

In July 2022, we entered into two treasury lock contracts with an aggregate notional value of $200.0 million to hedge interest rate risk associated with the future issuance of long-term fixed rate debt. The benchmark interest rate used is the on-the-run 10-year U.S. Treasury. We also entered into interest rate swap agreements to hedge variable rate borrowings of £400.0 million under the term loan on the Senior Credit Facility. The interest rate swaps lock in a total fixed rate, inclusive of spread, of 3.67 percent through the term loan maturity date of April 7, 2025.

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

We had unrestricted cash on hand as of June 30, 2022, of $169.7 million. As of June 30, 2022, there was $2.3 billion of remaining capacity on the Senior Credit Facility. At June 30, 2022 we had a total of 472 unencumbered MH, RV and Marina properties.

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

As of June 30, 2022, our net debt to enterprise value was 25.0 percent (assuming conversion of all common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series C preferred OP units, Series D preferred OP units, Series E preferred OP units, Series F preferred OP units, Series G preferred OP units, Series H preferred OP units, Series I preferred OP units and Series J preferred OP units to shares of common stock). Our debt has a weighted average interest rate of 3.4 percent and a weighted average years to maturity of 7.9 years.

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

GTSC - During September 2019, GTSC entered into a warehouse line of credit with a maximum loan amount of $125.0 million. During September 2020, May 2021 and December 2021, the maximum amount was increased to $180.0 million, $230.0 million and $255.0 million, respectively, with an option to increase to $275.0 million subject to the lender's consent. As of June 30, 2022, and December 31, 2021 the aggregate carrying amount of debt, including both our and our partner's share, incurred by GTSC was $267.7 million (of which our proportionate share is $107.1 million) and $243.1 million (of which our proportionate share is $97.2 million), respectively. The debt bears interest at a variable rate based on a Commercial Paper or adjusted Secured Overnight Financing Rate plus 1.65 percent per annum and matures on December 15, 2025.

Sungenia JV - During May 2020, the Sungenia JV entered into a debt facility agreement with a maximum loan amount of $27.0 million Australian dollars, or $18.6 million converted at the June 30, 2022 exchange rate. As of June 30, 2022 and December 31, 2021, the aggregate carrying amount of debt, including both our and our partners' share, incurred by Sungenia JV was $6.0 million (of which our proportionate share is approximately $3.0 million), and $6.3 million (of which our proportionate share is $3.1 million), respectively. The debt bears interest at a variable rate based on the BBSY rate plus 2.05 percent per annum and is available for a minimum of three years.

SUN COMMUNITIES, INC.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains various "forward-looking statements" within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as "forecasts," "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projected," "projections," "plans," "predicts," "potential," "seeks," "anticipates," "anticipated," "should," "could," "may," "will," "designed to," "foreseeable future," "believe," "believes," "scheduled," "guidance," "target" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under "Risk Factors" in our 2021 Annual Report, and in our other filings with the SEC, from time to time, such risks and uncertainties include but are not limited to:

•Outbreaks of disease, including the COVID-19 pandemic, and related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations;
•Changes in general economic conditions, including inflation, deflation, and energy costs, the real estate industry and the markets within which we operate;
•Difficulties in our ability to evaluate, finance, complete and integrate acquisitions, developments and expansions successfully;
•Our liquidity and refinancing demands;
•Our ability to obtain or refinance maturing debt;
•Our ability to maintain compliance with covenants contained in our debt facilities and senior unsecured notes;
•Availability of capital;
•Changes in foreign currency exchange rates, including between the U.S. dollar and each of the Canadian dollar, the Australian dollar and the Pound sterling;
•Our ability to maintain rental rates and occupancy levels;
•Our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
•Increases in interest rates and operating costs, including insurance premiums and real property taxes;
•Risks related to natural disasters, such as hurricanes, earthquakes, floods, droughts and wildfires;
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

Our variable rate debt totaled $1.7 billion and $231.5 million as of June 30, 2022 and 2021, respectively. As of June 30, 2022, our variable debt bore interest at the Adjusted Term SOFR, the Adjusted Eurocurrency Rate, the Daily RFR, the Australian BBSY rate, the Daily SONIA Rate or the Canadian Dollar Offered Rate, and the Eurodollar rate or Prime rate plus a margin. As of June 30, 2021, our variable debt bore interest at the Adjusted Eurocurrency Rate, the Australian BBSY rate, and the Eurodollar rate or Prime rate plus a margin. If the above rate increased or decreased by 1.0 percent, our interest expense would have increased or decreased by $6.8 million and $5.8 million for the six months ended June 30, 2022 and 2021, respectively, based on the $1.4 billion and $1.2 billion average balances outstanding under our variable rate debt facilities, respectively.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the risk that fluctuations in currencies against the U.S. dollar will negatively impact our results of operations. We are exposed to foreign currency exchange rate risk as a result of remeasurement and translation of the assets and liabilities of our properties in the UK and Canada, and our equity investment and joint venture in Australia, into U.S. dollars. Fluctuations in foreign currency exchange rates can therefore create volatility in our results of operations and may adversely affect our financial condition.

At June 30, 2022 and December 31, 2021, our shareholder's equity included $1.2 billion from our investments and operations in Canada, Australia and the United Kingdom and $663.6 million from our investments and operations in Canada and Australia, which collectively represented 15.4 percent and 9.9 percent of total shareholder's equity, respectively. Based on our sensitivity analysis, a 10.0 percent strengthening of the U.S. dollar against the Canadian dollar, Australian dollar and Pounds sterling would have caused a reduction of $115.9 million and $66.4 million to our total shareholder's equity at June 30, 2022 and December 31, 2021, respectively.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at June 30, 2022. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022.

On April 8, 2022, we completed the acquisition of Park Holidays and are currently integrating Park Holidays into our operations, compliance program and internal control processes. Park Holidays constituted approximately 15 percent of our total assets as of June 30, 2022, including the goodwill and other intangible assets recorded as part of the purchase price allocation, and 8 percent of our revenues for the six months ended June 30, 2022. SEC regulations allow companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition. We have excluded the acquired operations of Park Holidays from our assessment of our internal control over financial reporting for the six months ended June 30, 2022.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COMMUNITIES, INC.
PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Legal Proceedings Arising in the Ordinary Course of Business

Refer to "Legal Proceedings" in Part 1 - Item 1 - Note 16, "Commitments and Contingencies," in our accompanying Consolidated Financial Statements.

Environmental Matters

Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed an applied threshold not to exceed $1.0 million. Applying this threshold, there are no environmental matters to disclose for the three months ended June 30, 2022.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Holders of our OP units have converted the following units during the three months ended June 30, 2022:

		Three Months Ended
		June 30, 2022
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)
Common OP units	1.0000	2,700	2,700
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

Purchases of Equity Securities

The following table summarizes our common stock repurchases during the three months ended June 30, 2022:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Period	(a)	(b)	(c)	(d)
April 1, 2022 - April 30, 2022	5,930	$184.64	—	$—
May 1, 2022 - May 31, 2022	762	$156.72	—	$—
June 1, 2022 - June 30, 2022	1,825	$159.36	—	$—
Total	8,517	$176.73	—	$—

During the three months ended June 30, 2022, we withheld 8,517 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Sun Communities, Inc. Articles of Restatement	Incorporated by reference to SUI's Annual Report on Form 10-K filed on February 22, 2018
3.2	Third Amended and Restated Bylaws	Incorporated by reference to SUI's Current Report on Form 8-K filed on May 12, 2017
4.1	Third Supplemental Indenture, dated as of April 12, 2022 by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc., and UMB Bank, N.A. as trustee.	Incorporated by reference to SUI's Current Report on Form 8-K filed on April 12, 2022
4.2	Form of Global Note for 4.200% Notes due 2032	Incorporated by reference to SUI's Current Report on Form 8-K filed on April 12, 2022
10.1*
Amendment No. 1, dated April 7, 2022, to the Fourth Amended and Restated Credit Agreement and Other Loan Documents, among Sun Communities Operating Limited Partnership, as Borrower, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citisecurities Limited, as special administrative agent for the AUD RC Lenders; with Citibank, N.A., Citizens Bank, N.A., BofA Securities, Inc., BMO Capital Markets Corp., JPMorgan Chase Bank, N.A., RBC Capital Markets, Fifth Third Bank, National Association, Regions Bank, The Huntington National Bank, Truist Securities, Inc., U.S. Bank National Association, Wells Fargo Bank, National Association, and Sumitomo Mitsui Banking Corporation, as Joint Lead Arrangers, Citibank, N.A., Citizens Bank, N.A., BofA Securities, Inc., BMO Capital Markets Corp., JPMorgan Chase Bank, N.A., RBC Capital Markets and Fifth Third Bank, National Association, as Joint Bookrunners, BofA Securities, Inc., Citibank, N.A., and Sumitomo Mitsui Banking Corporation, as Co-Sustainability Structuring Agents, and Bank of America N.A., JPMorgan Chase Bank, N.A., Bank of Montreal, Citizens Bank, N.A., Royal Bank of Canada and Fifth Third Bank, National Association, as Co-Syndication Agents.
Incorporated by reference to SUI's Current Report on Form 8-K filed on April 13, 2022
10.2	Employment Agreement dated April 8, 2022 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Karen J. Dearing#	Incorporated by reference to SUI's Current Report on Form 8-K filed on April 13, 2022
10.3	Employment Agreement dated April 8, 2022 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Fernando Castro-Caratini#	Incorporated by reference to SUI's Current Report on Form 8-K filed on April 13, 2022
10.4	UK Sub-Plan under the Sun Communities, Inc. 2015 Equity Incentive Plan	Incorporated by reference to SUI's Current Report on Form 8-K filed on April 13, 2022
22.1	List of issuers of guaranteed securities	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
*Certain schedules and exhibits have been omitted pursuance to Item 601(a)(5) of Regulation S-K because such schedules and exhibits do not contain information which is material to an investment decision or which is not otherwise disclosed in the filed agreements. The Company will furnish the omitted schedules and exhibits to the SEC upon request by the SEC.

# Management contract or compensatory plan or arrangement.

Exhibit No.	Description	Method of Filing
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	Filed herewith

SUN COMMUNITIES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 26, 2022	By:	/s/ Fernando Castro-Caratini
Fernando Castro-Caratini, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)