Form 10-Q
period 2022-09-30
SUN COMMUNITIES INC
filed 2022-10-25
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022.

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

Number of shares of Common Stock, $0.01 par value per share, outstanding as of October 18, 2022: 123,890,230

SUN COMMUNITIES, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In millions, except for per share amounts)

	(Unaudited)
	September 30, 2022	December 31, 2021
Assets
Land	$4,173.1	$2,556.3
Land improvements and buildings	10,632.6	9,958.3
Rental homes and improvements	604.4	591.7
Furniture, fixtures and equipment	813.8	656.4
Investment property	16,223.9	13,762.7
Accumulated depreciation	(2,611.8)	(2,337.2)
Investment property, net (see Note 7 at VIEs)	13,612.1	11,425.5
Cash, cash equivalents and restricted cash (see Note 7 at VIEs)	112.0	78.2
Marketable securities (see Note 15)	100.4	186.9
Inventory of manufactured homes	153.5	51.1
Notes and other receivables, net	511.0	469.6
Goodwill	981.5	495.4
Other intangible assets, net (see Note 7 at VIEs)	403.2	306.8
Other assets, net (see Note 7 at VIEs)	610.9	480.6
Total Assets	$16,484.6	$13,494.1
Liabilities
Secured debt (see Note 8; Note 7 at VIEs)	$3,006.0	$3,380.7
Unsecured debt (see Note 8; Note 7 at VIEs)	3,705.0	2,291.1
Distributions payable	111.2	98.4
Advanced reservation deposits and rent (see Note 7 at VIEs)	294.2	242.8
Accrued expenses and accounts payable (see Note 7 at VIEs)	392.8	237.5
Other liabilities (see Note 7 at VIEs)	845.4	224.1
Total Liabilities	8,354.6	6,474.6
Commitments and contingencies (see Note 16)
Temporary equity (see Note 9; Note 7 at VIEs)	206.8	288.9
Shareholders' Equity
Common stock, $0.01 par value. Authorized: 180.0 shares; Issued and outstanding: 123.9 at September 30, 2022 and 116.0 at December 31, 2021	1.2	1.2
Additional paid-in capital	9,536.4	8,175.6
Accumulated other comprehensive income / (loss)	(69.9)	3.1
Distributions in excess of accumulated earnings	(1,628.9)	(1,556.0)
Total SUI shareholders' equity	7,838.8	6,623.9
Noncontrolling interests
Common and preferred OP units	83.8	86.8
Consolidated entities (see Note 7 at VIEs)	0.6	19.9
Total noncontrolling interests	84.4	106.7
Total Shareholders' Equity	7,923.2	6,730.6
Total Liabilities, Temporary Equity and Shareholders' Equity	$16,484.6	$13,494.1

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues
Real property	$585.7	$478.1	$1,461.6	$1,213.9
Home sales	150.7	81.1	358.1	215.1
Service, retail, dining and entertainment	174.2	113.7	423.0	271.5
Interest	11.2	2.6	25.3	8.0
Brokerage commissions and other, net	10.8	8.8	27.4	21.7
Total Revenues	932.6	684.3	2,295.4	1,730.2
Expenses
Property operating and maintenance	184.7	150.8	469.2	375.2
Real estate tax	29.4	24.8	83.2	70.4
Home costs and selling	96.4	56.5	235.2	156.9
Service, retail, dining and entertainment	144.9	94.5	363.3	227.6
General and administrative	69.1	43.2	187.0	126.7
Catastrophic event-related charges, net	12.2	0.3	12.3	3.1
Business combinations	8.4	—	23.9	1.0
Depreciation and amortization	151.3	127.1	450.0	378.1
Loss on extinguishment of debt (see Note 8)	4.0	—	4.4	8.1
Interest	61.7	39.0	162.2	116.2
Interest on mandatorily redeemable preferred OP units / equity	1.0	1.1	3.1	3.1
Total Expenses	763.1	537.3	1,993.8	1,466.4
Income Before Other Items	169.5	147.0	301.6	263.8
Gain / (loss) on remeasurement of marketable securities (see Note 15)	(7.2)	12.0	(74.0)	43.2
Gain / (loss) on foreign currency exchanges	14.9	(7.0)	21.7	(7.1)
Gain / (loss) on dispositions of properties	(0.8)	108.1	12.5	108.1
Other income / (expense), net	2.8	(9.3)	2.6	(10.0)
Gain / (loss) on remeasurement of notes receivable (see Note 4)	(0.1)	0.1	0.1	0.6
Income from nonconsolidated affiliates (see Note 6)	2.0	0.9	3.8	2.9
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates (see Note 6)	(0.4)	(0.1)	0.1	(0.1)
Current tax expense (see Note 12)	(7.3)	(0.4)	(12.5)	(1.4)
Deferred tax benefit / (expense) (see Note 12)	3.6	(1.2)	3.9	(1.1)
Net Income	177.0	250.1	259.8	398.9
Less: Preferred return to preferred OP units / equity interests	2.5	3.1	8.6	9.0
Less: Income attributable to noncontrolling interests	11.9	15.3	13.9	22.6
Net Income Attributable to SUI Common Shareholders	$162.6	$231.7	$237.3	$367.3

Weighted average common shares outstanding - basic	122.4	115.1	119.2	111.7
Weighted average common shares outstanding - diluted	122.8	118.1	121.9	114.3

Basic earnings per share (see Note 13)	$1.32	$2.00	$1.98	$3.27
Diluted earnings per share (see Note 13)	$1.32	$2.00	$1.97	$3.27

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net Income	$177.0	$250.1	$259.8	$398.9
Foreign currency translation loss adjustment	(84.2)	(3.5)	(151.2)	(1.5)
Cash Flow Hedges:
Change in unrealized gain on interest rate derivatives	40.7	—	75.7	—
Less: interest rate derivative (gain) / loss reclassified to earnings	0.2	—	(0.6)	—
Net unrealized gain on interest rate derivatives	40.9	—	75.1	—
Total Comprehensive Income	133.7	246.6	183.7	397.4
Less: Comprehensive income attributable to noncontrolling interests	(10.2)	(15.2)	(10.8)	(22.5)
Comprehensive Income attributable to SUI	$123.5	$231.4	$172.9	$374.9

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

		Shareholders' Equity
	Temporary Equity	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (loss)	Noncontrolling Interests	Total Shareholders' Equity	Total Equity
Balance at December 31, 2021	$288.9	$1.2	$8,175.6	$(1,556.0)	$3.1	$106.7	$6,730.6	$7,019.5
Issuance of common stock and common OP units, net	—	—	(0.2)	—	—	2.8	2.6	2.6
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	—	(16.4)	—	—	—	(16.4)	(16.4)
Conversion of OP units	—	—	0.7	—	—	(0.7)	—	—
Share-based compensation - amortization and forfeitures	—	—	9.7	0.1	—	—	9.8	9.8
Other comprehensive income	—	—	—	—	22.8	1.1	23.9	23.9
Net income / (loss)	(3.1)	—	—	3.7	—	0.9	4.6	1.5
Distributions	(2.1)	—	—	(102.3)	—	(3.1)	(105.4)	(107.5)
OP Units accretion	0.2	—	—	(0.1)	—	—	(0.1)	0.1
Balance at March 31, 2022	$283.9	$1.2	$8,169.4	$(1,654.6)	$25.9	$107.7	$6,649.6	$6,933.5
Issuance of common stock and common OP units, net	—	—	968.6	—	—	2.7	971.3	971.3
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	—	(1.2)	—	—	—	(1.2)	(1.2)
Third party equity interest in consolidated entities	9.7	—	—	—	—	—	—	9.7
Other redeemable noncontrolling interests	0.1	—	—	(0.1)	—	—	(0.1)	—
Acquisition of third parties equity interest in consolidated entities	—	—	13.2	—	—	(16.5)	(3.3)	(3.3)
Share-based compensation - amortization and forfeitures	—	—	9.1	0.1	—	—	9.2	9.2
Other comprehensive loss	—	—	—	—	(54.2)	(2.5)	(56.7)	(56.7)
Net income	1.5	—	—	77.1	—	2.7	79.8	81.3
Distributions	(2.0)	—	—	(107.0)	—	(3.2)	(110.2)	(112.2)
OP Units accretion	0.1	—	—	(0.2)	—	—	(0.2)	(0.1)
Balance at June 30, 2022	$293.3	$1.2	$9,159.1	$(1,684.7)	$(28.3)	$90.9	$7,538.2	$7,831.5
Issuance of common stock and common OP units, net	—	—	275.3	—	—	—	275.3	275.3
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	—	(0.8)	—	—	—	(0.8)	(0.8)
Conversion of OP units	(92.6)	—	95.0	—	—	(2.4)	92.6	—
Acquisition of third party equity interest in consolidated entities	—	—	(1.5)	—	—	(4.1)	(5.6)	(5.6)
Share-based compensation - amortization and forfeitures	—	—	9.3	—	—	—	9.3	9.3
Other comprehensive loss	—	—	—	—	(41.6)	(1.7)	(43.3)	(43.3)
Net income	7.1	—	—	165.1	—	4.8	169.9	177.0
Distributions	(1.2)	—	—	(109.0)	—	(3.1)	(112.1)	(113.3)
OP Units accretion	0.2	—	—	(0.3)	—	—	(0.3)	(0.1)
Balance at September 30, 2022	$206.8	$1.2	$9,536.4	$(1,628.9)	$(69.9)	$84.4	$7,923.2	$8,130.0

SUN COMMUNITIES, INC.

		Shareholders' Equity
	Temporary Equity	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders' Equity	Total Equity
Balance at December 31, 2020	$264.4	$1.1	$7,087.6	$(1,566.6)	$3.2	$102.0	$5,627.3	$5,891.7
Issuance of common stock and common OP units, net	—	—	537.1	—	—	—	537.1	537.1
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	—	(14.8)	—	—	—	(14.8)	(14.8)
Conversion of OP units	—	—	1.2	—	—	(1.2)	—	—
Third party equity interest in consolidated entities	—	—	—	—	—	(0.1)	(0.1)	(0.1)
Other redeemable noncontrolling interests	0.1	—	—	(0.1)	—	—	(0.1)	—
Share-based compensation - amortization and forfeitures	—	—	7.0	—	—	—	7.0	7.0
Other comprehensive income	—	—	—	—	0.8	—	0.8	0.8
Net income / (loss)	(1.6)	—	—	27.7	—	1.9	29.6	28.0
Distributions	(1.8)	—	—	(92.8)	—	(3.2)	(96.0)	(97.8)
Other	—	—	—	0.8	—	—	0.8	0.8
Balance at March 31, 2021	$261.1	$1.1	$7,618.1	$(1,631.0)	$4.0	$99.4	$6,091.6	$6,352.7
Issuance of common stock and common OP units, net	—	—	539.2	—	—	—	539.2	539.2
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	—	(1.6)	—	—	—	(1.6)	(1.6)
Conversion of OP units	—	—	0.3	—	—	(0.3)	—	—
Other redeemable noncontrolling interests	0.1	—	—	(0.1)	—	—	(0.1)	—
Share-based compensation - amortization and forfeitures	—	—	7.1	0.1	—	—	7.2	7.2
Issuance of Series J preferred OP units	24.0	—	—	—	—	—	—	24.0
Foreign currency translation	—	—	—	—	1.2	—	1.2	1.2
Net income	2.4	—	—	113.8	—	4.6	118.4	120.8
Distributions	(2.0)	—	—	(96.2)	—	(3.1)	(99.3)	(101.3)
Other	—	—	—	(0.8)	—	—	(0.8)	(0.8)
Balance at June 30, 2021	$285.6	$1.1	$8,163.1	$(1,614.2)	$5.2	$100.6	$6,655.8	$6,941.4
Issuance of common stock and common OP units, net	—	—	(0.2)	—	—	—	(0.2)	(0.2)
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	—	(0.6)	—	—	—	(0.6)	(0.6)
Conversion of OP units	—	—	1.3	—	—	(1.3)	—	—
Equity interest in consolidated entities	1.7	—	—	—	—	0.6	0.6	2.3
Other redeemable non-controlling interests	0.1	—	—	(0.1)	—	—	(0.1)	—
Share-based compensation - amortization and forfeitures	—	—	6.7	0.1	—	—	6.8	6.8
Foreign currency translation	—	—	—	—	(3.4)	(0.1)	(3.5)	(3.5)
Net income	7.0	—	—	234.9	—	8.2	243.1	250.1
Distributions	(2.0)	—	—	(96.3)	—	(3.2)	(99.5)	(101.5)
Balance at September 30, 2021	$292.4	$1.1	$8,170.3	$(1,475.6)	$1.8	$104.8	$6,802.4	$7,094.8

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Operating Activities
Net Cash Provided By Operating Activities	$654.5	$656.0
Investing Activities
Investment in properties	(656.6)	(476.5)
Acquisitions, net of cash acquired	(2,140.5)	(1,099.8)
Proceeds from deposit on acquisition	0.8	—
Proceeds from disposition of assets and depreciated homes, net	80.2	80.8
Proceeds related to disposition of properties	43.5	162.1
Issuance of notes and other receivables	(46.3)	(17.1)
Repayments of notes and other receivables	3.8	4.1
Investments in nonconsolidated affiliates	(37.9)	(27.4)
Distributions of capital from nonconsolidated affiliates	12.2	10.7
Net Cash Used For Investing Activities	(2,740.8)	(1,363.1)
Financing Activities
Issuance and costs of common stock, OP units and preferred OP units, net	1,209.8	1,076.0
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	(18.4)	(17.0)
Borrowings on lines of credit	3,093.5	2,405.3
Payments on lines of credit	(2,051.7)	(3,014.3)
Proceeds from issuance of other debt	600.9	599.0
Contributions from noncontrolling interest	9.8	1.6
Payments on other debt	(390.2)	(49.9)
Payments on financial liability	(5.0)	—
Fees paid in connection with extinguishment of debt	(4.8)	(0.2)
Distributions	(320.7)	(289.1)
Payments for deferred financing costs	(20.4)	(11.0)
Proceeds from gain on derivative settlement	35.3	—
Distributions for redemption of noncontrolling interests	(7.3)	—
Net Cash Provided By Financing Activities	2,130.8	700.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10.7)	(0.3)
Net change in cash, cash equivalents and restricted cash	33.8	(7.0)
Cash, cash equivalents and restricted cash, beginning of period	78.2	92.6
Cash, Cash Equivalents and Restricted Cash, End of Period	$112.0	$85.6

SUN COMMUNITIES, INC.

	Nine Months Ended
	September 30, 2022	September 30, 2021
Supplemental Information
Cash paid for interest (net of capitalized interest of $4.1 and $3.5, respectively)	$151.9	$113.3
Cash paid for interest on mandatorily redeemable debt	$3.1	$3.1
Cash paid for income taxes	$4.1	$0.9
Noncash investing and financing activities
Change in distributions declared and outstanding	$12.7	$11.4
Conversion of common and preferred OP units	$95.7	$2.8
Asset held for sale	$—	$0.7
Common OP units issued for redemption of noncontrolling interests	$1.8	$—
Contingent consideration liability related to prior acquisitions	$—	$15.3
Noncash investing and financing activities at the date of acquisition
Acquisitions - Common stock and OP units issued	$37.7	$—
Acquisitions - Series J preferred interest	$—	$24.0
Acquisitions - Finance lease liabilities	$13.3	$—
Acquisitions - Financial liabilities	$359.8	$—
Acquisitions - Deferred tax liabilities	$313.9	$—
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

Our three reportable segments are: (i) Manufactured home ("MH") communities, (ii) Recreational vehicle ("RV") communities and (iii) Marinas.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
2. Revenue

The following table disaggregates our revenue by major source and segment (in millions):

	Three Months Ended
	September 30, 2022				September 30, 2021
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Revenues
Real property	$260.3	$209.6	$115.8	$585.7	$203.6	$185.8	$88.7	$478.1
Home sales	140.9	9.8	—	150.7	70.3	10.8	—	81.1
Service, retail, dining and entertainment	17.9	44.0	112.3	174.2	1.7	37.3	74.7	113.7
Interest	10.4	0.8	—	11.2	2.2	0.4	—	2.6
Brokerage commissions and other, net	6.6	4.2	—	10.8	3.6	4.9	0.3	8.8
Total Revenues	$436.1	$268.4	$228.1	$932.6	$281.4	$239.2	$163.7	$684.3

	Nine Months Ended
	September 30, 2022				September 30, 2021
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Revenues
Real property	$711.4	$461.2	$289.0	$1,461.6	$602.4	$398.8	$212.7	$1,213.9
Home sales	328.5	29.6	—	358.1	185.5	29.6	—	215.1
Service, retail, dining and entertainment	33.5	78.7	310.8	423.0	5.4	64.1	202.0	271.5
Interest	23.3	2.0	—	25.3	6.3	1.7	—	8.0
Brokerage commissions and other, net	15.6	10.7	1.1	27.4	9.8	11.0	0.9	21.7
Total Revenues	$1,112.3	$582.2	$600.9	$2,295.4	$809.4	$505.2	$415.6	$1,730.2

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
3. Real Estate Acquisitions and Dispositions

2022 Acquisitions and Dispositions

During the nine months ended September 30, 2022, we acquired the following MH communities and marinas:

Community Name	Type	Sites, Wet Slips and Dry Storage Spaces	Development Sites	State, Province or Country	Month Acquired
Harrison Yacht Yard(1)	Marina: asset acquisition	21	—	MD	January
Outer Banks	Marina: asset acquisition	196	—	NC	January
Jarrett Bay Boatworks	Marina: business combination	12	—	NC	February
Tower Marine	Marina: asset acquisition	446	—	MI	March
Sandy Bay	MH: asset acquisition	730	456	UK	March
Park Holidays(2)	MH: business combination	15,906	1,140	UK	April
Christies Parks(1)	MH: asset acquisition	249	—	UK	April
Bluewater	Marina: asset acquisition	200	—	Multiple	April
Bluewater Yacht Sales(1)	Marina: business combination	—	—	Multiple	April
Bodmin Holiday Park	MH: asset acquisition	69	—	UK	April
Kittery Point	Marina: asset acquisition	62	—	ME	May
Spanish Trails MHC	MH: asset acquisition	195	6	AZ	June
Pine Acre Trails	MH: asset acquisition	251	603	TX	June
Bel Air Estates & Sunrise Estates(3)	MH: asset acquisition	379	—	CA	June
Park Leisure(4)	MH: asset acquisition	2,914	391	UK	June
Montauk Yacht Club	Marina: business combination	232	—	NY	July
Callaly Leisure(5)	MH: asset acquisition	380	1,060	UK	September
	Total	22,242	3,656
(1) Combined with an existing property.
(2) Includes 40 owned and two managed properties.
(3) Includes two properties.
(4) Includes 11 properties.
(5) Includes one development property.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table summarizes the amount of assets acquired, net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed during the nine months ended September 30, 2022 (in millions):

	At Acquisition Date					Consideration
	Investment in property	Inventory of manufactured homes, boat parts and retail related items	In-place leases, goodwill and other intangible assets(1)	Other assets / (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Temporary and permanent equity(2)	Total consideration
Asset Acquisition
Harrison Yacht Yard(3)	$5.8	$—	$—	$—	$5.8	$5.8	$—	$5.8
Outer Banks	5.2	—	—	(0.4)	4.8	4.8	—	4.8
Tower Marine	20.2	—	0.2	(2.1)	18.3	18.3	—	18.3
Sandy Bay	248.1	9.4	1.9	(68.3)	191.1	191.1	—	191.1
Christies Parks(3)	10.1	—	—	1.7	11.8	11.8	—	11.8
Bluewater	25.3	1.3	0.1	1.3	28.0	28.0	—	28.0
Bodmin Holiday Park	12.9	—	—	—	12.9	12.9	—	12.9
Kittery Point	8.0	0.1	—	(0.1)	8.0	7.0	1.0	8.0
Spanish Trails MHC	20.6	1.8	—	—	22.4	22.4	—	22.4
Pine Acre Trails	29.7	—	—	—	29.7	29.7	—	29.7
Bel Air Estates & Sunrise Estates	39.3	—	0.7	—	40.0	40.0	—	40.0
Park Leisure	347.1	0.7	15.1	(137.1)	225.8	225.8	—	225.8
Callaly Leisure(4)	24.6	—	—	—	24.6	24.6	—	24.6
Business Combination
Jarrett Bay Boatworks (5)(6)	21.3	1.4	47.5	1.0	71.2	68.4	2.8	71.2
Park Holidays(5)(7)	1,254.8	29.5	574.5	(625.0)	1,233.8	1,199.9	33.9	1,233.8
Montauk Yacht Club(5)	163.6	0.3	26.3	0.3	190.5	190.5	—	190.5
Total	$2,236.6	$44.5	$666.3	$(828.7)	$2,118.7	$2,081.0	$37.7	$2,118.7
(1) Refer to Note 5, "Goodwill and Other Intangible Assets," for additional detail on goodwill and other intangible assets.
(2) Refer to Note 9, "Equity and Temporary Equity," for additional detail.
(3) Combined with an existing property.
(4) The above allocations are estimates pending purchase price allocations.
(5) The Purchase price allocation is preliminary as of September 30, 2022, subject to revision based on the final purchase price allocations to be finalized one year from the acquisition date.
(6) The balance includes the marina acquired in February and the yacht sales business acquired in April of which $0.1 million was recorded in Investment property, $17.6 million in In-place leases, goodwill and other intangible assets, and $0.4 million in Other assets / (liabilities), net.
(7) Includes acquired intangible assets subject to amortization of $70.2 million with a weighted average amortization period of 14.6 years, consisting of trademarks and trade names, customer relationships, and other intangible assets.

As of September 30, 2022, we have incurred and capitalized $15.5 million of transaction costs, which have been allocated among various fixed asset categories for purchases that meet the asset acquisition criteria. As of September 30, 2022, we also incurred $23.9 million of business combination expenses, which are expensed for acquisitions deemed to be business combinations.

The total amount of Revenues and Net income included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2022 related to business combinations completed in 2022 are set forth in the following table (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Total revenues	$140.8	$245.0
Net income	$15.1	$20.6

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following unaudited pro forma financial information presents the results of our operations for the three and nine months ended September 30, 2022 and 2021, as if the properties combined through business combinations in 2022 had been acquired on January 1, 2021. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees and acquisition accounting.

The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisition been consummated on January 1, 2021 (in millions, except for per share data):

	Three Months Ended (unaudited)		Nine Months Ended (unaudited)
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Total revenues	$932.6	$869.3	$2,380.3	$2,057.9
Net income attributable to SUI common shareholders	$162.6	$259.3	$226.8	$403.7
Net income per share attributable to SUI common shareholders - basic	$1.32	$2.24	$1.89	$3.59
Net income per share attributable to SUI common shareholders - diluted	$1.32	$2.23	$1.89	$3.58

Development and Expansion Activities

During the three months ended September 30, 2022, we acquired three land parcels located in the United States for an aggregate purchase price of $18.9 million.

During the nine months ended September 30, 2022, we acquired four land parcels located in the United States for an aggregate purchase price of $23.9 million.

During the nine months ended September 30, 2022, we acquired two buildings and land parcels related to our marinas located in the United States for an aggregate purchase price of $13.9 million.

Dispositions

Management continually evaluates properties within the portfolio for potential disposition opportunities. When a given property no longer fits our desired growth profile, we seek to redeploy capital to properties and geographies fit to provide greater future returns. From time to time, strategic reductions to the portfolio are deemed necessary to reduce exposure to less desirable locations, and support long-term positioning of the Company.

During the three months ended September 30, 2022, we sold an RV community containing 514 sites located in California for $15.0 million. The disposition resulted in a loss on sale of $0.8 million, inclusive of selling costs. This property, together with a second property, was intended to be part of a combined sale as the properties originally qualified as held for sale in July 2022. However, the sale of the second property was not completed, and as such, the properties no longer qualified as held for sale as of September 30, 2022. Accordingly, the second property was classified as held for investment at September 30, 2022 on our Consolidated Balance Sheets.

During the three months ended March 31, 2022, we sold two MH communities and one community containing MH and RV sites, each located in Florida, with a total of 323 sites for $29.5 million. The gain from the sale of the properties was $13.3 million.

2021 Acquisitions and Dispositions

For the year ended December 31, 2021, we acquired the following MH and RV communities and marinas:

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

Dispositions

In July 2021, we sold two MH communities located in Indiana and Missouri containing a combined 677 sites, for $67.5 million. The gain from the sale of the property was $49.4 million.

In August 2021, we sold four MH communities located in Arizona, Illinois and Missouri, containing a combined 1,137 sites, for $94.6 million. The gain from the sale of the properties was $58.7 million.

Refer to Note 19, "Subsequent Events," for information regarding acquisitions and dispositions completed after September 30, 2022.

4. Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in millions):

	September 30, 2022	December 31, 2021
Installment notes receivable on manufactured homes, net	$69.4	$79.1
Notes receivable from real estate developers and operators	288.3	284.0
Other receivables, net	153.3	106.5
Total Notes and Other Receivables, net	$511.0	$469.6

Installment Notes Receivable on Manufactured Homes

Installment notes receivable are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC Topic 820, "Fair Value Measurements and Disclosures." The balances of installment notes receivable of $69.4 million (net of fair value adjustment of $0.5 million) and $79.1 million (net of fair value adjustment of $0.6 million) as of September 30, 2022 and December 31, 2021, respectively, are secured by manufactured homes. The notes represent financing to purchasers of manufactured homes located in our communities and require monthly principal and interest payments. The notes had a net weighted average interest rate (net of servicing costs) and maturity of 7.6 percent and 14.0 years as of September 30, 2022, and 7.6 percent and 14.7 years as of December 31, 2021, respectively. Refer to Note 15, "Fair Value of Financial Instruments," for additional detail.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The change in the aggregate balance of the installment notes receivable is as follows (in millions):

	Nine Months Ended	Year Ended
	September 30, 2022	December 31, 2021
Beginning balance of gross installment notes receivable	$79.7	$87.2
Financed sale of manufactured homes	1.0	8.6
Adjustment for notes receivable related to assets held for sale	—	0.5
Principal payments and payoffs from our customers	(8.8)	(11.7)
Principal reduction from repossessed homes	(2.0)	(3.0)
Dispositions of properties	—	(1.9)
Ending balance of gross installment notes receivable	69.9	79.7

Beginning balance of fair value adjustments on gross installment notes receivable	(0.6)	(1.3)
Fair value adjustment	0.1	0.7
Fair value adjustments on gross installment notes receivable	(0.5)	(0.6)

Ending balance of installment notes receivable, net	$69.4	$79.1

Notes Receivable from Real Estate Developers and Operators

Notes receivable from real estate developers and operators are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC Topic 820, "Fair Value Measurements and Disclosures." As of September 30, 2022 and December 31, 2021, the notes receivable balances are comprised primarily of a loan provided to a real estate operator to finance its acquisition and development costs, and construction loans provided to real estate developers. The notes receivable from real estate developers and operators had a net weighted average interest rate and maturity of 8.1 percent and 0.9 years as of September 30, 2022, and 7.2 percent and 0.9 years as of December 31, 2021, respectively. As of September 30, 2022, real estate developers and operators collectively have $53.5 million of undrawn funds on their loans. There were no adjustments to the fair value of notes receivable from real estate developers and operators for the nine months ended September 30, 2022 and 2021. Refer to Note 15, "Fair Value of Financial Instruments," for additional information.

The change in the aggregate balance of notes receivable from real estate developers and operators is as follows (in millions):

	Nine Months Ended	Year Ended
	September 30, 2022	December 31, 2021
Beginning balance	$284.0	$52.6
Additions	65.6	239.7
Payments	(21.1)	(13.0)
Foreign currency exchange gain / (loss)	(40.2)	2.5
Other adjustments	—	2.2
Ending balance	$288.3	$284.0

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Other Receivables, net

Other receivables, net were comprised of amounts due from the following categories (in millions):

	September 30, 2022	December 31, 2021
Home sale proceeds	$34.4	$33.5
Marina customers for storage, service and lease payments, net(1)	37.5	29.3
MH and annual RV residents for rent, utility charges, fees and other pass-through charges, net(2)	17.3	10.0
Insurance receivables	21.8	9.0
Other receivables(3)	42.3	24.7
Total Other Receivables, net	$153.3	$106.5
(1)Net of allowance of $1.9 million and $1.5 million as of September 30, 2022 and December 31, 2021, respectively.
(2)Net of allowance of $5.2 million and $5.5 million as of September 30, 2022 and December 31, 2021, respectively.
(3)Includes receivable from Rezplot Systems LLC, a nonconsolidated affiliate, in which we had 48.9 percent and 49.2 percent ownership interest as of September 30, 2022 and December 31, 2021, respectively. In June 2020, we made a convertible secured loan to Rezplot Systems LLC. The note allows for a principal amount of up to $10.0 million to be drawn down over a period of three years, bears an interest rate of 3.0 percent and is secured by all the assets of Rezplot Systems LLC. In January 2022, we made an additional loan to Rezplot Systems LLC that allows for a principal amount of up to $5.0 million to be drawn over a period of three years and bears an interest rate of 3.0 percent. The outstanding balances were $12.1 million and $10.2 million as of September 30, 2022 and December 31, 2021, respectively. Refer to Note 6, "Investments in Nonconsolidated Affiliates," for additional information on Rezplot Systems LLC.

5. Goodwill and Other Intangible Assets

Our intangible assets include goodwill, in-place leases, non-competition agreements, trademarks and trade names, customer relationships, franchise agreements and other intangible assets. These intangible assets are recorded in Goodwill and Other intangible assets, net on the Consolidated Balance Sheets.

Goodwill

The change in the carrying amount of goodwill during the nine months ended September 30, 2022 is as follows (in millions):

	December 31, 2021	Acquisitions(1)	Currency Translation Adjustment	Other(2)	September 30, 2022
Segment
MH	$—	$465.0	$(73.8)	$39.3	$430.5
RV	—	9.5	—	—	9.5
Marina	495.4	41.5	—	4.6	541.5
Total	$495.4	$516.0	$(73.8)	$43.9	$981.5	(3)
(1) During the nine months ended September 30, 2022, we recorded goodwill of $465.0 million in the MH segment related to the acquisition of Park Holidays, primarily attributed to the acquired platform and assembled workforce value associated with the scale of Park Holidays' existing operations in the United Kingdom. Additionally, we recorded goodwill of $41.5 million in the Marina segment related to the acquisition of Jarrett Bay Boatworks and Montauk Yacht Club, primarily attributed to enterprise value and the assembled workforce value associated with existing operations, and $9.5 million in the RV segment related to the acquisition of Leisure Systems, Inc, primarily attributed to its licensing arrangements, ability to obtain new franchise relationships and assembled workforce.
(2) The measurement periods for the valuation of assets acquired and liabilities assumed in a business combination end as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available but do not exceed 12 months. Adjustments in purchase price allocations may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined. These purchase accounting adjustments are presented under Other in the table above. During the nine months ended September 30, 2022, the goodwill in the MH segment increased by $39.3 million related to the acquisition of Park Holidays.
(3) Recognized goodwill from current year acquisitions of $516.0 million is expected to be deductible for tax purposes.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Other Intangible Assets, net

The gross carrying amounts and accumulated amortization of our intangible assets were as follows (in millions):

		September 30, 2022		December 31, 2021
Other Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	2 months - 13 years	$164.5	$(131.8)	$162.6	$(120.8)
Non-competition agreements	5 years	10.5	(3.6)	10.0	(2.0)
Trademarks and trade names	3 - 15 years	74.8	(3.7)	5.8	(0.9)
Customer relationships	4 - 17 years	131.4	(21.4)	122.4	(12.3)
Franchise agreements and other intangible assets	3 - 27 years	47.5	(8.1)	31.1	(5.8)
Total finite-lived assets		$428.7	$(168.6)	$331.9	$(141.8)
Indefinite-lived assets - Trademarks and trade names	N/A	140.6	—	114.2	—
Indefinite-lived assets - Other	N/A	2.5	—	2.5	—
Total indefinite-lived assets		$143.1	$—	$116.7	$—
Total		$571.8	$(168.6)	$448.6	$(141.8)

Amortization expenses related to our Other intangible assets were as follows (in millions):

	Three Months Ended		Nine Months Ended
Other Intangible Asset Amortization Expense	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
In-place leases	$3.4	$5.7	$11.8	$22.5
Non-competition agreements	0.5	0.5	1.5	1.5
Trademarks and trade names	1.7	0.2	3.0	0.6
Customer relationships	3.2	2.7	9.1	7.0
Franchise fees and other intangible assets	0.7	0.7	2.0	1.7
Total	$9.5	$9.8	$27.4	$33.3

We anticipate amortization expense for Other intangible assets to be as follows for the next five years (in millions):

	Remainder 2022	2023	2024	2025	2026
In-place leases	$3.4	$10.0	$7.0	$6.1	$3.4
Non-competition agreements	0.5	2.1	2.1	2.1	0.1
Trademarks and trade names	1.4	5.9	5.1	5.1	5.1
Customer relationships	3.2	12.6	12.6	12.6	12.4
Franchise agreements and other intangible assets	0.8	3.3	3.2	3.1	2.8
Total	$9.3	$33.9	$30.0	$29.0	$23.8

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

RezPlot Systems LLC ("Rezplot")
At September 30, 2022 and December 31, 2021, we had a 48.9 percent and 49.2 percent ownership interest, respectively, in RezPlot, a RV reservation software technology company, which interest we acquired in January 2019.

Sungenia Joint Venture ("Sungenia JV")
At September 30, 2022 and December 31, 2021, we had a 50.0 percent ownership interest in Sungenia JV, a joint venture formed between us and Ingenia Communities Group in November 2018, to establish and grow a manufactured housing community development program in Australia.

GTSC LLC ("GTSC")
At September 30, 2022 and December 31, 2021, we had a 40.0 percent ownership interest in GTSC, which engages in acquiring, holding and selling loans secured, directly or indirectly, by manufactured homes located in our communities.

Origen Financial Services, LLC ("OFS")
At September 30, 2022 and December 31, 2021, we had no ownership interest and a 22.9 percent ownership interest, respectively, in OFS, an end-to-end online resident screening and document management suite. During the three months ended June 30, 2022, we sold our ownership interest in OFS for $0.6 million. The gain from the sale was $0.3 million, which was recorded within Income from nonconsolidated affiliates on the Consolidated Statements of Operations.

SV Lift, LLC ("SV Lift")
At September 30, 2022 and December 31, 2021, we had a 50 percent ownership interest in SV Lift, which owns, operates and leases an aircraft.

The investment balance in each nonconsolidated affiliate was as follows (in millions):

Investment	September 30, 2022	December 31, 2021
Investment in RezPlot	$—	$0.1
Investment in Sungenia JV	45.7	36.2
Investment in GTSC	49.9	35.7
Investment in OFS	—	0.2
Investment in SV Lift	2.5	2.9
Total	$98.1	$75.1

The income / (loss) from each nonconsolidated affiliate is as follows (in millions):

	Three Months Ended		Nine Months Ended
Income / (Loss) from Nonconsolidated Affiliates	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
RezPlot equity loss	$(0.9)	$(0.8)	$(3.0)	$(1.7)
Sungenia JV equity income	1.6	0.4	2.6	1.2
GTSC equity income	1.6	1.7	4.6	4.2
OFS equity income	—	—	0.3	0.2
SV Lift equity loss	(0.3)	(0.4)	(0.7)	(1.0)
Total Income from Nonconsolidated Affiliates	$2.0	$0.9	$3.8	$2.9

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The change in the GTSC investment balance is as follows (in millions):

	Nine Months Ended	Year Ended
	September 30, 2022	December 31, 2021
Beginning balance	$35.7	$25.5
Contributions	25.8	27.3
Distributions	(16.2)	(23.0)
Equity earnings	4.6	6.1
Fair value adjustment	—	(0.2)
Ending Balance	$49.9	$35.7

The change in the Sungenia JV investment balance is as follows (in millions):

	Nine Months Ended	Year Ended
	September 30, 2022	December 31, 2021
Beginning balance	$36.2	$26.9
Cumulative translation adjustment	(2.1)	(1.5)
Contributions	9.0	9.0
Equity earnings	2.6	1.8
Ending Balance	$45.7	$36.2

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

Other Consolidated VIEs

We consolidate Sun NG RV Resorts LLC ("Sun NG Resorts"), Sun NG Whitewater RV Resorts LLC, Sun NG Beaver Brook LLC, FPG Sun Menifee 80 LLC, Sun Solar Energy Project LLC, Sun Solar Energy Project CA II, and FPG Sun Moreno Valley 66 LLC under the guidance set forth in ASC Topic 810, "Consolidation." We concluded that each entity is a VIE where we are the primary beneficiary, as we have the power to direct the significant activities of and absorb the significant losses and receive the significant benefits from each entity. Refer to Note 8, "Debt and Line of Credit," for additional information on Sun NG Resorts.

During the three months ended September 30, 2022, we acquired the noncontrolling equity interest held by third parties in a joint venture created for the purpose of acquiring land and constructing a marina in Fort Lauderdale, Florida ("SHM South Fork JV, LLC"). The transaction resulted in the Company owning a 100 percent ownership interest in the joint venture and we concluded that SHM South Fork JV, LLC was no longer a VIE. The acquisition was accounted for as an equity transaction in accordance with ASC Topic 810, "Consolidation," with the difference between the purchase price and the noncontrolling interest of $1.9 million recorded as a decrease to Additional Paid-in Capital on the Consolidated Balance Sheets.

During the three months ended June 30, 2022, we acquired the noncontrolling equity interest held by third parties in Rudgate Village SPE LLC, Rudgate Clinton SPE LLC and Rudgate Clinton Estates, LLC (collectively, "Rudgate"), an MH community, which resulted in the Company owning a 100 percent ownership interest in Rudgate. We concluded that Rudgate was no longer a VIE. The acquisition was accounted for as an equity transaction in accordance with ASC Topic 810, "Consolidation," with the difference between the purchase price and the acquired noncontrolling interest of $13.2 million recorded as an increase to Additional Paid-in Capital on the Consolidated Balance Sheets. Refer to Note 9, "Equity and Temporary Equity," for additional information.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the assets and liabilities of our consolidated VIEs, with the exception of the Operating Partnership, included in our Consolidated Balance Sheets after eliminations (in millions):

	September 30, 2022	December 31, 2021
Assets
Investment property, net	$704.8	$623.5
Cash, cash equivalents and restricted cash	22.1	13.6
Other intangible assets, net	13.3	13.4
Other assets, net	5.8	5.3
Total Assets	$746.0	$655.8

Liabilities and Other Equity
Secured debt	$21.3	$52.6
Unsecured debt	35.2	35.2
Advanced reservation deposits and rent	16.6	13.5
Accrued expenses and accounts payable	42.0	78.3
Other liabilities	1.5	2.2
Total Liabilities	116.6	181.8
Temporary equity	44.2	35.4
Noncontrolling interests	—	19.4
Total Liabilities and Other Equity	$160.8	$236.6

Total assets related to the consolidated VIEs, with the exception of the Operating Partnership, comprised 4.5 percent and 4.9 percent of our consolidated total assets at September 30, 2022 and December 31, 2021, respectively. Total liabilities comprised 1.4 percent and 2.8 percent of our consolidated total liabilities at September 30, 2022 and December 31, 2021, respectively. Equity Interests and Noncontrolling interests related to the consolidated VIEs, on an absolute basis, comprised less than 1.0 percent of our consolidated total equity at September 30, 2022 and December 31, 2021, respectively.

8. Debt and Line of Credit

The following table sets forth certain information regarding debt including premiums, discounts and deferred financing costs (in millions, except for statistical information):

	Carrying Amount		Weighted Average Years to Maturity		Weighted Average Interest Rates
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Secured Debt(1)	$3,006.0	$3,380.7	10.9	10.6	3.665%	3.779%
Unsecured Debt
Senior unsecured notes(2)	1,779.1	1,186.4	8.4	8.5	2.9%	2.55%
Line of credit and other debt(3)	1,856.0	1,034.8	3.0	3.5	3.261%	0.978%
Preferred equity - Sun NG Resorts - mandatorily redeemable	35.2	35.2	2.0	2.8	6.0%	6.0%
Preferred OP units - mandatorily redeemable	34.7	34.7	3.4	4.1	5.932%	5.932%
Total Unsecured Debt	3,705.0	2,291.1
Total Debt	$6,711.0	$5,671.8	8.8	8.8	3.374%	3.038%
(1) Balances at September 30, 2022 and December 31, 2021 include $0.1 million and $1.7 million of net debt premium, respectively, and $13.1 million and $14.7 million of deferred financing costs, respectively.
(2) Balances at September 30, 2022 and December 31, 2021 include $6.3 million and $3.3 million of net debt discount, respectively, and $14.6 million and $10.3 million of deferred financing costs, respectively. Weighted average interest rates include the impact of hedge activity.
(3) Balance at September 30, 2022 and December 31, 2021 includes $3.3 million and $0 of deferred financing costs, respectively. Weighted average interest rates include the impact of hedge activity.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Secured Debt

Secured debt consists of mortgage term loans. During the nine months ended September 30, 2022 and the year ended December 31, 2021, we paid off the following mortgage term loans during the quarters presented below (in millions, except for statistical information):

Period	Repayment Amount		Fixed Interest Rate	Maturity Date	Loss on Extinguishment of Debt
Three months ended September 30, 2022	$318.0	(1)	4.81%	December 6, 2022 - September 6, 2024	$4.0
Three months ended June 30, 2022	$15.8		3.89%	October 1, 2022	$—
Three months ended December 31, 2021	$11.6	(2)	4.3%	February 1, 2022	$—
(1)Includes 17 mortgage term loans which were scheduled to mature from December 6, 2022 to September 6, 2024 that are secured by 35 properties.
(2)Includes two mortgage term loans which were scheduled to mature on February 1, 2022.

During the three and nine months ended September 30, 2022, we entered into a new $20.6 million construction loan, which was undrawn as of September 30, 2022 and a $3.4 million mortgage term loan that are jointly secured by one property. Both loans mature August 10, 2047 and have a fixed interest rate of 3.65 percent. During the year ended December 31, 2021, we did not enter into any new mortgage term loans. The mortgage term loans, which total $3.0 billion as of September 30, 2022, are secured by 155 properties comprised of 61,993 sites representing approximately $2.7 billion of net book value.

Unsecured Debt

Senior Unsecured Notes

In April 2022, the Operating Partnership issued $600.0 million of senior unsecured notes with an interest rate of 4.2 percent and a ten-year term, due April 15, 2032 (the "2032 Notes"). Interest on the 2032 Notes is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2022. The net proceeds from the offering were $592.3 million after deducting underwriters' discounts and estimated offering expenses. We used the net proceeds from the offering to repay borrowings outstanding under our Senior Credit Facility (as defined below).

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

The total outstanding principal balance of senior unsecured notes was $1.8 billion at September 30, 2022. This balance is recorded in the Unsecured debt line item on the Consolidated Balance Sheets.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Credit Facility Amendment increased the aggregate amount of our Senior Credit Facility to $4.2 billion with the ability to upsize the total borrowings by an additional $800.0 million, subject to certain conditions. The increased aggregate amount under the Senior Credit Facility consists of the following: (a) a revolving loan in an amount up to $3.05 billion and (b) a term loan facility of $1.15 billion, with the ability to draw funds from the combined facilities in United States ("U.S.") U.S. dollars, Pounds sterling, Euros, Canadian dollars and Australian dollars, subject to certain limitations. The Credit Facility Amendment extended the maturity date of the revolving loan facility to April 7, 2026. At our option that maturity date may be extended two additional six-month periods. In addition, the Credit Facility Amendment established the maturity date of the term loan facility under the Credit Facility Amendment as April 7, 2025, which may not be further extended.

Prior to the Credit Facility Amendment, the Senior Credit Facility permitted aggregate borrowings of up to $2.0 billion, with an accordion feature that allowed for additional commitments of up to $1.0 billion, subject to the satisfaction of certain conditions. Prior to the amendment, $500.0 million of available borrowings under the Senior Credit Facility were scheduled to mature on October 11, 2024, with the remainder scheduled to mature on June 14, 2025. We had no loss on extinguishment of debt during the three months ended September 30, 2022 and 2021. During the nine months ended September 30, 2021, we recognized losses on extinguishment of debt in our Consolidated Statements of Operations of $0.1 million related to the amendment of the Senior Credit Facility, and $0.2 million and $7.9 million, related to the termination of our $750.0 million credit facility and the $1.8 billion credit facility between Safe Harbor and certain lenders, respectively.

The Senior Credit Facility bears interest at a floating rate based on Adjusted Term Secured Overnight Financing Rate ("SOFR"), the Adjusted Eurocurrency Rate, the Daily Risk Free Rate ("RFR"), the Australian Bank Bill Swap Bid Rate ("BBSY"), the Daily Sterling Overnight Index Average ("SONIA") Rate or the Canadian Dollar Offered Rate, as applicable, plus a margin, in all cases, which can range from 0.725 percent to 1.6 percent, subject to certain adjustments. As of September 30, 2022, the margins based on our credit ratings were 0.85 percent on the revolving loan facility and 0.95 percent on the term loan facility. During the quarter ended September 30, 2022, we achieved sustainability related requirements resulting in a favorable 0.01 percent adjustment to both margins.

At the lenders' option, the Senior Credit Facility will become immediately due and payable upon an event of default under the Credit Facility Amendment. We had $862.1 million of borrowings outstanding under the revolving loan and $974.9 million of borrowings outstanding under the term loan on the Senior Credit Facility as of September 30, 2022. We had $1.0 billion of revolving borrowings on our prior Senior Credit Facility as of December 31, 2021. These balances are recorded in Unsecured debt on the Consolidated Balance Sheets.

The Senior Credit Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under the Senior Credit Facility, but does reduce the borrowing amount available. We had $21.6 million and $2.2 million of outstanding letters of credit at September 30, 2022 and December 31, 2021, respectively.

Bridge Loan Termination

In March 2022, we terminated our commitment letter with Citigroup Global Markets, Inc. ("Citigroup"), pursuant to which, Citigroup (on behalf of its affiliates), previously committed to lend us up to £950.0 million, or approximately $1.2 billion converted at the March 31, 2022 exchange rate (the "Bridge Loan"). As of the date of termination, we did not have any borrowings outstanding under the Bridge Loan. During the three months ended March 31, 2022, we recognized a Loss on extinguishment of debt in our Consolidated Statement of Operations of $0.3 million related to the termination of the Bridge Loan.

Unsecured Term Loan

In October 2019, we assumed a $58.0 million secured term loan facility related to an acquisition. The term loan has a four-year term ending October 29, 2023, and bears interest at a floating rate based on the Eurodollar rate or Prime rate plus a margin ranging from 1.20 percent to 2.05 percent. Effective July 1, 2021, the agreement was amended to release the associated collateral. The amendment extended the term loan facility maturity date to October 29, 2025 and adjusted the interest rate margin to a range from 0.8 percent to 1.6 percent. In August 2022, we amended the secured term loan facility to transition from the Eurodollar rate to SOFR. As of September 30, 2022, the margin based on our credit rating was 0.95 percent. The outstanding balance was $22.3 million at September 30, 2022 and $31.6 million at December 31, 2021, respectively. These balances are recorded in Unsecured debt on the Consolidated Balance Sheets.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Preferred Equity - Sun NG Resorts - Mandatorily Redeemable

In connection with the investment in Sun NG Resorts in June 2018, $35.3 million of mandatorily redeemable Preferred Equity ("Preferred Equity - Sun NG Resorts") was purchased by unrelated third parties. The Preferred Equity - Sun NG Resorts carries a preferred rate of return of 6.0 percent per annum. The Preferred Equity - Sun NG Resorts has a seven-year term ending June 1, 2025 and can be redeemed in the fourth quarter of 2024 at the holders' option. The Preferred Equity - Sun NG Resorts as of September 30, 2022 was $35.2 million. This balance is recorded within the Unsecured debt line item on the Consolidated Balance Sheets. Refer to Note 7, "Consolidated Variable Interest Entities," for additional information.

Preferred OP Units - Mandatorily Redeemable

Preferred OP units at September 30, 2022 and December 31, 2021 include $34.7 million of Aspen preferred OP units issued by the Operating Partnership. As of September 30, 2022, these units are convertible indirectly into 403,262 shares of our common stock.

In January 2020, we amended the Operating Partnership's partnership agreement. The amendment extended the automatic redemption date and reduced the annual distribution rate for 270,000 of the Aspen preferred OP units (the "Extended Units"). Subject to certain limitations, at any time prior to January 1, 2024 (or prior to January 1, 2034 with respect to the Extended Units), the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the average closing price of our common stock for the preceding ten trading days is $68.00 per share or less, 0.397 common OP units; or (b) if the ten-day average closing price is greater than $68.00 per share, the number of common OP units is determined by dividing (i) the sum of (A) $27.00 plus (B) 25.0 percent of the amount by which the ten-day average closing price exceeds $68.00 per share, by (ii) the ten-day average closing price. The current preferred distribution rate is 3.8 percent on the Extended Units and 6.5 percent on all other Aspen preferred OP units. On January 2, 2024 (or January 2, 2034 with respect to the Extended Units), we are required to redeem for cash all Aspen preferred OP units that have not been converted to common OP units. As of September 30, 2022, 270,000 of the Extended Units and 1,013,819 other Aspen preferred units were outstanding. These balances are recorded within the Unsecured debt line item on the Consolidated Balance Sheets.

Covenants

The mortgage term loans, senior unsecured notes and Senior Credit Facility are subject to various financial and other covenants. The most restrictive covenants are pursuant to (a) the terms of the Senior Credit Facility, which contains a minimum fixed charge coverage ratio, maximum leverage ratio, distribution ratio and variable rate indebtedness, and (b) the terms of the senior unsecured notes, which contain a total debt to total assets ratio, secured debt to total assets ratio, consolidated income available for debt service to debt service ratio and unencumbered total asset value to unsecured debt covenants ratio. At September 30, 2022, we were in compliance with all covenants.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

9. Equity and Temporary Equity

Temporary Equity

Redeemable Preferred OP Units

Temporary equity includes preferred securities that are redeemable for cash at the holder's option or upon the occurrence of an event that is not solely within our control based on a fixed or determinable price. These securities are not mandatorily redeemable for cash nor do they contain a fixed maturity date. The following table sets forth the various series of redeemable preferred OP units that were outstanding as of September 30, 2022 and the related terms, and summarizes the balance included on our Consolidated Balance Sheets (in millions, except for statistical information):

Description	OP Units Outstanding	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption(3)	Redemption Period	September 30, 2022	December 31, 2021
Series D preferred OP units	488,958	0.8000	4.0%	Holder's Option	Any time after earlier of January 31, 2024 or death of holder	$48.4	$49.0
Series F preferred OP units	90,000	0.6250	3.0%	Holder's Option	Any time after earlier of May 14, 2025 or death of holder	8.8	8.8
Series G preferred OP units	240,710	0.6452	3.2%	Holder's Option	Any time after earlier of September 30, 2025 or death of holder	24.6	24.8
Series H preferred OP units	581,407	0.6098	3.0%	Holder's Option	Any time after earlier of October 30, 2025 or death of holder	57.0	57.4
Series I preferred OP units(4)	—	0.6098	3.0%	Holder's Option	Any time after earlier of December 31, 2025 or death of holder	—	93.7
Series J preferred OP units	240,000	0.6061	2.85%	Holder's Option	During the 30-day period following a change of control of the Company or any time after April 21, 2026	23.8	23.9
Total	1,641,075					$162.6	$257.6
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
(4) All of our outstanding series I preferred OP units converted during the three months ended September 30, 2022.

Redeemable Equity Interests

The following table summarizes the redeemable equity interests included in Temporary Equity on our Consolidated Balance Sheets (in millions):

Equity Interest	Description	September 30, 2022	December 31, 2021
FPG Sun Moreno Valley 66 LLC	In connection with the investment in land for future development in the city of Moreno Valley, California, at the property known as FPG Sun Moreno Valley 66 LLC	$0.1	$0.1
Sun Solar Energy Project CA II	A joint venture that operates and maintains solar energy equipment in select California communities	4.2	0.5
Sun Solar JV	A joint venture that operates and maintains solar energy equipment in select California communities	1.8	1.6
FPG Sun Menifee 80 LLC	In connection with the investment in land for future development in the city of Menifee in California, at the property known as FPG Sun Menifee 80 LLC	0.1	0.1
NG Sun Whitewater LLC	In connection with the investment in land at the property known as Whitewater	3.8	4.3
NG Sun LLC	In connection with the investment in Sun NG Resorts, a joint venture that operates a portfolio of RV communities in the United States	33.6	24.7
NG Sun Beaver Brook LLC	In connection with the investment in Sun NG Beaver Brook LLC, a joint venture that operates one RV communities in the United States	0.6	—
Total		$44.2	$31.3

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Equity Interest - NG Sun LLC - In June 2018, in connection with the investment in Sun NG Resorts, unrelated third parties purchased $6.5 million of Series B preferred equity interests and $15.4 million of common equity interests in Sun NG Resorts (herein jointly referred to as "Equity Interest - NG Sun LLC"). In April and September 2020, in connection with certain acquisitions, $3.0 million of Series B preferred equity interests were converted to common equity interests. The Series B preferred equity interests carry a preferred return at a rate that, at any time, is equal to the interest rate on Sun NG Resorts' indebtedness at such time. The current rate of return is 5.0 percent. The Equity Interest - NG Sun LLC does not have a fixed maturity date and can be redeemed in the fourth quarters of 2024, 2025 or 2026 at the holders' option. Sun NG LLC, our subsidiary, has the right during certain periods each year, with or without cause, or for cause at any time, to elect to buy NG Sun LLC's interest. During a limited period in 2024, NG Sun LLC has the right to put its interest to Sun NG LLC. If either party exercises its option, the property management agreement will be terminated, and we are required to purchase the remaining interests of NG Sun LLC and the property management agreement at fair value. In December 2021, the operating agreement was amended and we paid Sun NG Resorts a contingent consideration earnout in the amount of $38.3 million. The contingent consideration payment was recognized as an additional purchase price payment within Land improvements and buildings in the Consolidated Balance Sheets, and within Acquisition of properties, net of cash acquired in the Consolidated Statement of Cash Flows. The Equity Interest - NG Sun LLC balance was $33.6 million and $24.7 million as of September 30, 2022 and December 31, 2021, respectively. Refer to Note 7, "Consolidated Variable Interest Entities," and Note 8, "Debt and Line of Credit," for additional information.

Permanent Equity

Universal Shelf Registration Statement

In April 2021, we filed a new universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was deemed automatically effective and provides for the registration of unspecified amounts of equity and debt securities. We have the authority to issue 200,000,000 shares of capital stock, of which 180,000,000 shares are common stock and 20,000,000 are shares of preferred stock, par value $0.01 per share. As of September 30, 2022, we had 123,880,434 shares of common stock issued and outstanding and no shares of preferred stock were issued and outstanding.

Public Equity Offerings

In November 2021, we entered into two forward sale agreements relating to an underwritten registered public offering of 4,025,000 shares of our common stock at a public offering price of $185.00 per share and completed the offering on November 18, 2021 (the "November 2021 Forward Sale Agreements"). We did not initially receive any proceeds from the sale of shares of our common stock by the forward purchaser or its affiliates. In April 2022, we completed the physical settlement of the 4,025,000 shares of common stock and received aggregate net proceeds of $705.4 million. We used the net proceeds to repay borrowings outstanding under our Senior Credit Facility, and for working capital and general corporate purposes.

At the Market Offering Sales Agreement

In December 2021, we entered into an At the Market Offering Sales Agreement with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock (the "Sales Agreement"), through the sales agents, acting as our sales agents or, if applicable, as forward sellers, or directly to the sales agents as principals for their own accounts. The sales agents and forward sellers are entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold under the Sales Agreement. We simultaneously terminated our prior sales agreement upon entering into the Sales Agreement. Through September 30, 2022, we had entered into forward sales agreements under our Sales Agreement for an aggregate gross sales price of $160.6 million.

During the three months ended September 30, 2022, we entered into forward sale agreements with respect to 15,000 shares of common stock under our Sales Agreement for $2.6 million. Additionally, we settled all of our outstanding forward sale agreements with respect to 1,526,212 shares of common stock which includes 620,109; 600,503; 290,600; and 15,000 shares of common stock from the three months ended December 31, 2021, March 31, June 30 and September 30, 2022 forward sale agreements, respectively. The net proceeds of $275.5 million from the settlement of these forward sale agreements were used to repay borrowings outstanding under our senior credit facility.

During the three months ended June 30, 2022, we completed the physical settlement of 1,200,000 shares of common stock under our prior at the market offering program and received net proceeds of $229.5 million. Additionally, we entered into forward sales agreements with respect 290,600 shares of common stock for $50.1 million, under our Sales Agreement. These forward sale agreements were settled during the three months ended September 30, 2022.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

During the three months ended March 31, 2022, we entered into forward sales agreements with respect to 600,503 shares of common stock for $107.9 million, under our Sales Agreement. These forward sale agreements were settled during the three months ended September 30, 2022.

During the year ended December 31, 2021, we entered into forward sale agreements with respect to 1,820,109 shares of common stock under our prior at the market offering program for $356.5 million. We completed the physical settlement of 1,200,000 and 620,109 shares of common stock during the three months ended June 30, 2022 and September 30, 2022, respectively.

Issuances of Common Stock and OP Units in Connection with the Acquisition of Certain Properties

Issuance of Common Stock

In April 2022, we issued an aggregate of 186,044 shares of our common stock in connection with the acquisition of Park Holidays.

Issuances of Common OP Units

Nine Months Ended September 30, 2022 and 2021	Common OP Units Issued		Related Acquisition
May 2022	10,854	(1)	Rudgate
May 2022	5,605		Kittery Point
February 2022	14,683		Jarrett Bay Boatworks
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

Issuances of Preferred OP Units

Issuance of Series E Preferred OP Units - In January 2020, we issued 90,000 Series E preferred OP units in connection with the acquisition of Sun Outdoors Cape Cod. The Series E preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 5.25 percent until the second anniversary of the issuance date. Commencing with the second anniversary of the issuance date, the Series E preferred OP units carry a preferred return of 5.5 percent. Commencing with the first anniversary of the issuance date, subject to certain limitations, each Series E preferred OP unit can be exchanged for our common stock equal to the quotient obtained by dividing $100.00 by $145.00 (as such ratio is subject to adjustments for certain capital events). As of September 30, 2022, 80,000 Series E preferred OP units were outstanding.

Conversions

Conversions to Common Stock - Subject to certain limitations, holders can convert certain series of OP units to shares of our common stock at any time. Below is the activity of conversions during the nine months ended September 30, 2022 and 2021:

		Nine Months Ended
		September 30, 2022		September 30, 2021
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)	Units / Shares Converted	Common Stock(1)
Common OP units	1.0000	139,841	139,841	78,724	78,724
Series A-1 preferred OP units	2.4390	4,695	11,444	19,296	47,058
Series C preferred OP units	1.1100	150	166	—	—
Series E preferred OP units	0.6897	10,000	6,896	—	—
Series I preferred OP units	0.6098	922,000	562,195	—	—
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Distributions

Distributions declared for the three months ended September 30, 2022 were as follows:

Common Stock, Common OP units and Restricted Stock Distributions	Record Date	Payment Date	Distribution Per Share	Total Distribution (in Millions)
September 30, 2022	9/30/2022	10/14/2022	$0.88	$111.2

10. Share-Based Compensation

As of September 30, 2022, we had two share-based compensation plans: the Sun Communities, Inc. 2015 Equity Incentive Plan (as amended, the "2015 Equity Incentive Plan") and the First Amended and Restated 2004 Non-Employee Director Option Plan (as amended, the "2004 Non-Employee Director Option Plan"). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future. Time based awards for directors generally vest over three years. Time based awards for key employees and executives generally vest over five years. Market condition awards for executives generally vest after three years.

First Amendment to the 2015 Equity Incentive Plan

At our 2022 Annual Meeting on May 17, 2022, our shareholders approved the First Amendment to the 2015 Equity Incentive Plan. The First Amendment increased the number of shares of common stock that may be issued under the 2015 Equity Incentive Plan to 4,750,000. As of September 30, 2022, there were 3,123,980 shares available for future issuance.

United Kingdom Sub-Plan

In April 2022, the Board of Directors adopted the UK Sub-Plan under the 2015 Equity Incentive Plan, which is solely applicable to employee participants located in the UK, and establishes certain rules and limitations for participation in the 2015 Equity Incentive Plan by UK employees for the purpose of complying with applicable UK laws.

During the nine months ended September 30, 2022 and 2021, shares were granted as follows:

Grant Period	Type	Plan	Shares Granted	Grant Date Fair Value Per Share		Vesting Type
2022	Key Employees	2015 Equity Incentive Plan	203,210	$179.23	(1)	Time Based
2022	Executive Officers	2015 Equity Incentive Plan	66,000	$178.20	(1)	Time Based
2022	Executive Officers	2015 Equity Incentive Plan	91,500	$124.88	(2)	Market Condition	(3)
2022	Directors	2004 Non-Employee Director Option Plan	11,900	$197.00	(1)	Time Based
2021	Key Employees	2015 Equity Incentive Plan	90,406	$146.03	(1)	Time Based
2021	Executive Officers	2015 Equity Incentive Plan	72,400	$151.67	(1)	Time Based
2021	Executive Officers	2015 Equity Incentive Plan	101,100	$93.41	(2)	Market Condition	(3)
2021	Directors	2004 Non-Employee Director Option Plan	11,709	$148.28	(1)	Time Based
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

The vesting requirements for 257,663 and 288,024 restricted shares granted to our executives, directors and employees were satisfied during the nine months ended September 30, 2022 and 2021, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

11. Segment Reporting

ASC Topic 280, "Segment Reporting," establishes standards for the way that business enterprises report information about operating segments in its financial statements. As described in Note 1, "Basis of Presentation," we analyze our operating results through the following segments: (i) Manufactured home ("MH") communities, (ii) Recreational vehicle ("RV") communities and (iii) Marina.

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

The RV segment owns, operates, develops, or has an interest in, a portfolio of RV communities and is in the business of acquiring, operating and developing ground-up RV communities throughout the U.S. and in Canada. It also provides leasing services for vacation rentals within the RV communities.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

A presentation of segment financial information is summarized as follows (in millions):

	Three Months Ended
	September 30, 2022				September 30, 2021
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Operating revenues	$419.1	$263.4	$228.1	$910.6	$275.6	$233.9	$163.4	$672.9
Operating expenses / Cost of sales	200.5	118.1	136.8	455.4	118.5	109.2	98.9	326.6
NOI	$218.6	$145.3	$91.3	$455.2	$157.1	$124.7	$64.5	$346.3
Adjustments to arrive at net income
Interest income				11.2				2.6
Brokerage commissions and other revenues, net				10.8				8.8
General and administrative expense				(69.1)				(43.2)
Catastrophic event-related charges, net				(12.2)				(0.3)
Business combination expense, net				(8.4)				—
Depreciation and amortization				(151.3)				(127.1)
Loss on extinguishment of debt (see Note 8)				(4.0)				—
Interest expense				(61.7)				(39.0)
Interest on mandatorily redeemable preferred OP units / equity				(1.0)				(1.1)
Gain / (loss) on remeasurement of marketable securities				(7.2)				12.0
Gain / (loss) on foreign currency exchanges				14.9				(7.0)
Gain / (loss) on dispositions of properties				(0.8)				108.1
Other income / (expense), net				2.8				(9.3)
Gain / (loss) on remeasurement of notes receivable				(0.1)				0.1
Income from nonconsolidated affiliates (see Note 6)				2.0				0.9
Loss on remeasurement of investment in nonconsolidated affiliates				(0.4)				(0.1)
Current tax expense				(7.3)				(0.4)
Deferred tax benefit / (expense)				3.6				(1.2)
Net Income				177.0				250.1
Less: Preferred return to preferred OP units / equity interests				2.5				3.1
Less: Income attributable to noncontrolling interests				11.9				15.3
Net Income Attributable to SUI Common Shareholders				$162.6				$231.7

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended
	September 30, 2022				September 30, 2021
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Operating revenues	$1,073.4	$569.5	$599.8	$2,242.7	$793.3	$492.5	$414.7	$1,700.5
Operating expenses / Cost of sales	489.9	284.8	376.2	1,150.9	326.8	247.3	256.0	830.1
Net Operating Income / Gross Profit	$583.5	$284.7	$223.6	$1,091.8	$466.5	$245.2	$158.7	$870.4
Adjustments to arrive at net income
Interest income				25.3				8.0
Brokerage commissions and other revenues, net				27.4				21.7
General and administrative expense				(187.0)				(126.7)
Catastrophic event-related charges, net				(12.3)				(3.1)
Business combination expense, net				(23.9)				(1.0)
Depreciation and amortization				(450.0)				(378.1)
Loss on extinguishment of debt (see Note 8)				(4.4)				(8.1)
Interest expense				(162.2)				(116.2)
Interest on mandatorily redeemable preferred OP units / equity				(3.1)				(3.1)
Gain / (loss) on remeasurement of marketable securities				(74.0)				43.2
Gain / (loss) on foreign currency exchanges				21.7				(7.1)
Gain on dispositions of properties				12.5				108.1
Other income / (expense), net				2.6				(10.0)
Gain on remeasurement of notes receivable				0.1				0.6
Income from nonconsolidated affiliates (see Note 6)				3.8				2.9
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates				0.1				(0.1)
Current tax expense				(12.5)				(1.4)
Deferred tax benefit / (expense)				3.9				(1.1)
Net Income				259.8				398.9
Less: Preferred return to preferred OP units / equity interests				8.6				9.0
Less: Income attributable to noncontrolling interests				13.9				22.6
Net Income Attributable to SUI Common Shareholders				$237.3				$367.3

	September 30, 2022				December 31, 2021
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Identifiable Assets
Investment property, net	$6,920.1	$3,695.9	$2,996.1	$13,612.1	$5,172.2	$3,639.0	$2,614.3	$11,425.5
Cash, cash equivalents and restricted cash	61.8	38.0	12.2	112.0	36.7	19.9	21.6	78.2
Marketable securities	65.0	35.4	—	100.4	121.0	65.9	—	186.9
Inventory of manufactured homes	146.2	7.3	—	153.5	44.3	6.8	—	51.1
Notes and other receivables, net	379.0	82.2	49.8	511.0	374.2	55.5	39.9	469.6
Goodwill	430.5	9.5	541.5	981.5	—	—	495.4	495.4
Other intangible assets, net	95.0	33.9	274.3	403.2	27.4	22.7	256.7	306.8
Other assets, net	327.2	58.1	225.6	610.9	198.0	63.6	219.0	480.6
Total Assets	$8,424.8	$3,960.3	$4,099.5	$16,484.6	$5,973.8	$3,873.4	$3,646.9	$13,494.1

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

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation, which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the nine months ended September 30, 2022.

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

Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards, depreciation and basis differences between tax and GAAP. Our deferred tax assets that have a full valuation allowance relate to our taxable REIT subsidiaries. As of September 30, 2022, we had $287.1 million of net deferred tax liabilities, comprised of deferred tax assets, net of valuation allowance of $2.3 million, and deferred tax liabilities of $289.4 million. The deferred tax liability balance is comprised primarily of basis differences in our foreign investment in properties in the United Kingdom and Canada. As of December 31, 2021, we had $20.7 million of net deferred tax liabilities, comprised of deferred tax assets, net of valuation allowance of $3.0 million, and deferred tax liabilities of $23.7 million. These balances include a net deferred tax asset, net of valuation allowance, in the United States of $1.2 million as of September 30, 2022 and December 31, 2021. The net deferred tax assets and deferred tax liabilities are recorded within Other Assets and Other Liabilities, respectively, on our Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021.

We had no unrecognized tax benefits as of September 30, 2022 and 2021. We do not expect significant changes in tax positions that would result in unrecognized tax benefits within one year of September 30, 2022.

For the three and nine months ended September 30, 2022, we recorded current tax expense for federal, state, Canadian, Puerto Rican, and UK income taxes and Australian withholding taxes totaling $7.3 million and $12.5 million, respectively. For the three and nine months ended September 30, 2021, we recorded current tax expense for federal, state, Canadian income taxes and Australian withholding taxes totaling $0.4 million and $1.4 million, respectively.

For the three and nine months ended September 30, 2022, we recorded a deferred tax benefit of $3.6 million and $3.9 million, respectively. For the three and nine months ended September 30, 2021, we recorded deferred tax expense of $1.2 million and $1.1 million, respectively.

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

From time to time, we enter into forward equity sales agreements, which are discussed in Note 9, "Equity and Temporary Equity." We considered the potential dilution resulting from the forward equity sales agreements on the EPS calculations. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered unless there is a physical settlement. Common shares issued upon the physical settlement of the forward equity sales agreements, weighted for the period these common shares are outstanding, are included in the denominator of basic EPS. To determine the dilution resulting from the forward equity sales agreements during the period of time prior to settlement, we calculate the number of weighted-average shares outstanding - diluted in accordance with the treasury stock method.

Our potentially dilutive securities include our potential common shares related to our forward equity offerings, our unvested restricted common shares, and our Operating Partnership outstanding common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series C preferred OP units, Series D preferred OP units, Series E preferred OP units, Series F preferred OP units, Series G preferred OP units, Series H preferred OP units, Series J preferred OP units and Aspen preferred OP Units, which, if converted or exercised, may impact dilution.

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

Computations of basic and diluted EPS were as follows (in millions, except for per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Numerator
Net Income Attributable to SUI Common Shareholders	$162.6	$231.7	$237.3	$367.3
Less: allocation to restricted stock awards	1.1	1.5	1.5	2.4
Basic earnings - Net Income attributable to common shareholders after allocation to restricted stock awards	$161.5	$230.2	$235.8	$364.9
Add: allocation to common and preferred OP units dilutive effect	0.5	5.7	4.9	8.3
Diluted earnings - Net income attributable to common shareholders after allocation to common and preferred OP units	$162.0	$235.9	$240.7	$373.2

Denominator
Weighted average common shares outstanding	122.4	115.1	119.2	111.7
Add: common shares dilutive effect: Forward Equity Offering	—	—	0.2	—
Add: dilutive restricted stock	—	—	—	—
Add: common and preferred OP units dilutive effect	0.4	3.0	2.5	2.6
Diluted weighted average common shares and securities(1)	122.8	118.1	121.9	114.3
EPS Available to Common Shareholders After Allocation
Basic EPS	$1.32	$2.00	$1.98	$3.27
Diluted EPS(1)	$1.32	$2.00	$1.97	$3.27
(1)For the three and nine months ended September 30, 2022 and 2021, diluted earnings per share was calculated using the two-class method for restricted stock awards as the application of this method resulted in a more diluted earnings per share during those periods.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We have excluded certain convertible securities from the computation of diluted EPS because the inclusion of those securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computation of diluted EPS as of September 30, 2022 and 2021 (in thousands):

	As of
	September 30, 2022		September 30, 2021
Common OP units	2,429	(1)	—
A-1 preferred OP units	270		275
A-3 preferred OP units	40		40
Aspen preferred OP units	1,284	(2)	1,284	(2)
Series C preferred OP units	306		306
Series D preferred OP units	489		489
Series E preferred OP units	80		90
Series F preferred OP units	90		90
Series G preferred OP units	241		241
Series H preferred OP units	581		581
Series I preferred OP units	—		922
Series J preferred OP units	240		240
Total Securities	6,050		4,558
(1) For the three months ended September 30, 2022, Common OP units were excluded from the computation of diluted earnings per share because the inclusion of those securities would have been anti-dilutive for the period. For the nine months ended September 30, 2022, Common OP units were included in the computation of diluted earnings per share because the inclusion of those securities was dilutive for the period.
(2) For the three months ended September 30, 2022 and 2021, Aspen preferred OP units were included in the computation of diluted earnings per share because the inclusion of those securities was dilutive for the period. For the nine months ended September 30, 2022 and 2021, Aspen preferred OP units were excluded from the computation of diluted earnings per share because the inclusion of those securities would have been anti-dilutive for the period.

14. Derivative Financial Instruments

Our objective and strategy in using interest rate derivatives is to manage exposure to interest rate movements, thereby minimizing the effect of interest rate changes and the effect they could have on future cash outflows (forecasted interest payments) on a forecasted issuance of long-term debt or on outstanding floating rate debt. Treasury locks and interest rate swaps are used to accomplish this objective. We do not enter into derivative instruments for speculative purposes.

We have designated the treasury lock contracts and interest rate swap contracts as cash flow hedges under ASC Topic 815, "Derivatives and Hedging." The risk being hedged is the interest rate risk related to forecasted transactions and outstanding floating rate debt. The benchmark interest rate used is the on-the-run 10-year U.S. Treasury rate and the daily weighted average Daily SONIA Rate for the treasury locks and interest rate swaps, respectively.

As of March 31, 2022, we held four Treasury lock contracts with an aggregate notional amount of $600.0 million that were designated as cash flow hedges of interest rate risk. The unrealized gains or losses on the Treasury lock contracts were recorded in Accumulated other comprehensive income ("AOCI") within the Consolidated Balance Sheets. During the three months ended June 30, 2022, in connection with the 2032 Notes issuance, we settled the four 10-year Treasury rate lock contracts totaling $600.0 million and received a settlement payment of $35.3 million. As of the settlement date, the net accumulated gain included in AOCI is being reclassified into earnings as a reduction to interest expense on a straight-line basis over the 10-year term of the hedged transaction.

During the three months ended September 30, 2022, we entered into two treasury rate lock contracts with an aggregate notional value of $200.0 million to hedge interest rate risk associated with the future issuance of long-term fixed rate debt. We also entered into two interest rate swap agreements to hedge variable rate borrowings of £400.0 million (equivalent to $445.3 million as of September 30, 2022) under the term loan on our Senior Credit Facility. The interest rate swaps locked in a total fixed rate, inclusive of spread, of 3.67 percent through the term loan maturity date of April 7, 2025. The cash flow hedge unrealized gains or losses included in the assessment of hedge effectiveness are recorded in AOCI and will be reclassified to interest expense in the same period during which the hedged transaction affects earnings. We estimate that $13.0 million will be reclassified as a reduction to interest expense over the next 12 months for all of our outstanding cash flow hedges.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts (in millions):

	September 30, 2022			December 31, 2021
Derivatives designated as cash flow hedges	Notional	Fair Value of Assets(1)	Fair Value of Liabilities	Notional	Fair Value of Assets(1)	Fair Value of Liabilities
Interest rate derivatives	$645.3	$41.4	$—	$150.0	$0.4	$—
(1)Included within Other Assets, net on the Consolidated Balance Sheets.

Refer to Note 15, "Fair Value of Financial Instruments," for additional information related to the fair value methodology used for derivative financial instruments.

The following table presents the gains on derivatives in cash flow hedging relationships recognized in Other Comprehensive Income (in millions):

	Three Months Ended		Nine Months Ended
Derivatives designated as cash flow hedges	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest rate derivatives	$40.7	$—	$75.7	$—

The following table presents the amount of gains / (losses) on derivative instruments reclassified from Accumulated Other Comprehensive Income into earnings (in millions):

		Three Months Ended		Nine Months Ended
Derivatives designated as cash flow hedges	Financial Statement Classification	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest rate derivatives	Interest expense	$(0.2)	$—	$0.6	$—

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Assets by Hierarchy Level

The table below sets forth our financial assets and liabilities (in millions) that required disclosure of fair value on a recurring basis as of September 30, 2022. The table presents the carrying values and fair values of our financial instruments as of September 30, 2022 and December 31, 2021, that were measured using the valuation techniques described above. The table excludes other financial instruments such as other receivables and accounts payable as the carrying values associated with these instruments approximate their fair value since their maturities are less than one year. These are classified as Level 1 in the hierarchy.

	September 30, 2022
	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$112.0	$112.0	$—	$—	$112.0
Marketable securities	100.4	100.4	—	—	100.4
Installment notes receivable on manufactured homes, net	69.4	—	—	69.4	69.4
Notes receivable from real estate developers and operators	288.3	—	—	288.3	288.3
Derivative assets	41.4	—	41.4	—	41.4
Total assets measured at fair value	$611.5	$212.4	$41.4	$357.7	$611.5

Financial Liabilities
Secured debt	$3,006.0	$—	$3,006.0	$—	$2,598.5
Unsecured debt
Senior unsecured notes	1,779.1	—	1,779.1	—	1,423.8
Line of credit and other unsecured debt	1,925.9	—	1,925.9	—	1,925.9
Total unsecured debt	3,705.0	—	3,705.0	—	3,349.7
Other financial liabilities (contingent consideration)	20.2	—	—	20.2	20.2
Total liabilities measured at fair value	$6,731.2	$—	$6,711.0	$20.2	$5,968.4

	December 31, 2021
	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$78.2	$78.2	$—	$—	$78.2
Marketable securities	186.9	186.9	—	—	186.9
Installment notes receivable on manufactured homes, net	79.1	—	—	79.1	79.1
Notes receivable from real estate developers and operators	284.0	—	—	284.0	284.0
Derivative assets	0.4	—	0.4	—	0.4
Total assets measured at fair value	$628.6	$265.1	$0.4	$363.1	$628.6

Financial Liabilities
Secured debt	$3,380.7	$—	$3,380.7	$—	$3,405.9
Unsecured debt
Senior unsecured notes	1,186.4	—	1,186.4	—	1,201.8
Line of credit and other unsecured debt	1,104.7	—	1,104.7	—	1,104.7
Total unsecured debt	2,291.1	—	2,291.1	—	2,306.5
Other financial liabilities (contingent consideration)(1)	20.2	—	—	20.2	20.2
Total liabilities measured at fair value	$5,692.0	$—	$5,671.8	$20.2	$5,732.6
(1)Balance updated during the three months ended March 31, 2022 to include contingent consideration related to a marina acquisition. This contingent consideration was included within Other liabilities on the Consolidated Balance Sheets at December 31, 2021.

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

The change in the marketable securities balance was as follows (in millions):

	Nine Months Ended	Year Ended
	September 30, 2022	December 31, 2021
Beginning Balance	$186.9	$124.7
Additional purchases	—	35.5
Change in fair value measurement	(74.0)	33.4
Foreign currency translation adjustment	(14.0)	(9.2)
Dividend reinvestment, net of tax	1.5	2.5
Ending Balance	$100.4	$186.9

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

Derivative Assets - Interest Rate Derivatives

Interest rate derivatives are recorded at fair value and consist of Treasury locks and interest rate swaps. The fair value of the Treasury locks and interest rate swaps are measured using observable inputs based on the 10-year Treasury note rate and the weighted average Daily SONIA Rate, respectively (Level 2).

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

Line of credit and other unsecured debt - consists primarily of our Senior Credit Facility. We have variable rates on our Senior Credit Facility. The fair value of the debt with variable rates approximates carrying value as the interest rates of these amounts approximate market rates. The estimated fair value of our indebtedness as of September 30, 2022 approximated its gross carrying value.

Other Financial Liabilities

We estimate the fair value of contingent consideration liabilities based on valuation models using significant unobservable inputs that generally consider discounting of future cash flows using market interest rates and adjusting for non-performance risk over the remaining term of the liability (Level 3).

Level 3 Reconciliation, Measurements and Transfers

We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. Availability of secondary market activity and consistency of pricing from third-party sources impacts our ability to classify securities as Level 2 or Level 3. There were no transfers into or out of Level 3 during the nine months ended September 30, 2022.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes changes to our financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended
	September 30, 2022			September 30, 2021
Assets:	Installment Notes Receivable on MH, net	Notes Receivable From Real Estate Developers and Operators	Warrants	Installment Notes Receivable on MH, net	Notes Receivable From Real Estate Developers and Operators
Level 3 beginning balance at June 30, 2022 and 2021	$73.1	$292.3	$—	$82.5	$62.0
Realized gains / (losses)(1)	(0.1)	—	(0.6)	0.1	—
Purchases and issuances	—	17.8	0.6	3.3	3.4
Sales and settlements	(3.6)	(4.3)	—	(3.4)	(0.6)
Dispositions of properties	—	—	—	(1.9)	—
Foreign currency exchange losses	—	(17.5)	—	—	—
Other adjustments	—	—	—	0.4	(0.2)
Level 3 ending balance at September 30, 2022 and 2021	$69.4	$288.3	$—	$81.0	$64.6

	Nine Months Ended
	September 30, 2022			September 30, 2021
Assets:	Installment Notes Receivable on MH, net	Notes Receivable From Real Estate Developers and Operators	Warrants	Installment Notes Receivable on MH, net	Notes Receivable From Real Estate Developers and Operators
Level 3 beginning balance at December 31, 2021 and 2020	$79.1	$284.0	$—	$—	$—
Transfer to level 3	—	—	—	85.9	52.6
Realized gains / (losses)(1)	0.1	—	(2.6)	0.5	—
Purchases and issuances	1.0	65.6	2.6	7.2	14.5
Sales and settlements	(10.8)	(21.1)	—	(11.2)	(1.1)
Dispositions of properties	—	—	—	(1.9)	—
Foreign currency exchange losses	—	(40.2)	—	—	—
Other adjustments	—	—	—	0.5	(1.4)
Level 3 ending balance at September 30, 2022 and 2021	$69.4	$288.3	$—	$81.0	$64.6

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Liabilities:	Contingent Consideration	Contingent Consideration	Contingent Consideration	Contingent Consideration
Level 3 beginning balance at June 30, 2022 and 2021, and December 31, 2021 and 2020	$20.2	$18.1	$20.2	$15.8
Realized losses(1)	—	9.2	—	9.3
Purchases and issuances	—	11.9	—	15.4
Other adjustments	—	(0.2)	—	(1.5)
Level 3 ending balance at September 30, 2022 and 2021	$20.2	$39.0	$20.2	$39.0
(1) Includes realized gains / losses recorded in earnings within the following line items on the Consolidated Income Statements: Warrants - Income from nonconsolidated affiliates; Installment Notes Receivable on MH, net - Gain on remeasurement of notes receivable; Contingent Consideration - Other income / (expense), net.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available as of September 30, 2022. As such, our estimates of fair value could differ significantly from the actual carrying value.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

16. Commitments and Contingencies

Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

Catastrophic Event-Related Charges

On September 28, 2022, Hurricane Ian made landfall on Florida's western coast. The storm primarily affected four properties in the Fort Myers area. Three RV properties comprising approximately 2,500 sites, sustained significant flooding and wind damage from the hurricane, and the sea wall and certain docks at one marina were damaged. At other affected MH and RV properties, most of the damage was limited to trees, roofs, fences, skirting and carports. At other affected marina properties, docks, buildings, and landscaping sustained limited wind and water damage.

We recognized $29.9 million for impaired assets. We expect these charges to be partially offset by insurance recoveries, currently estimated at $17.7 million. The estimated net charges of $12.2 million related to Hurricane Ian were recognized as Catastrophic event-related charges, net in our Consolidated Statements of Operations for the three months ended September 30, 2022. As of September 30, 2022, we had not received any insurance recoveries. We maintain property, casualty, flood and business interruption insurance for our properties, subject to customary deductibles and limits. Expected insurance recoveries for loss of income and redevelopment costs greater than the impairment charge cannot be estimated at this time.

The foregoing impairment, expected insurance recovery, and net charge estimates are based on current information available to the Company. We continue to assess these estimates. The actual final impairment, insurance recoveries and net charges could vary significantly from these estimates. Any changes to these estimates will be recognized in the period(s) in which they are determined.

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

Future minimum lease payments under non-cancellable leases as of September 30, 2022 where we are the lessee include:

Maturity of Lease Liabilities (in millions)	Operating Leases	Finance Leases	Total
2022 (excluding nine months ended September 30, 2022)	$3.3	$0.3	$3.6
2023	12.6	0.8	13.4
2024	12.6	4.4	17.0
2025	12.2	0.3	12.5
2026	10.6	0.3	10.9
Thereafter	233.4	11.7	245.1
Total Lease Payments	$284.7	$17.8	$302.5
Less: Imputed interest	(132.0)	(7.6)	(139.6)
Present Value of Lease Liabilities	$152.7	$10.2	$162.9

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Right-of-use ("ROU") assets and lease liabilities for finance and operating leases as included in our Consolidated Balance Sheets are as follows (in millions):

	Financial Statement Classification	As of
Description		September 30, 2022	December 31, 2021
Lease Assets
Finance lease, right-of-use asset, net of accumulated amortization	Investment property, net	$47.8	$4.3
Operating lease, right-of-use asset, net	Other assets, net	$173.7	$138.2
Below market operating leases, net	Other assets, net	$91.4	$93.1
Lease Liabilities
Finance lease liabilities	Other liabilities	$10.2	$4.2
Operating lease liabilities	Other liabilities	$152.7	$129.2

Lease expense for finance and operating leases as included in our Consolidated Statements of Operations are as follows (in millions):

		Three Months Ended		Nine Months Ended
Description	Financial Statement Classification	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Finance Lease Expense
Amortization of ROU assets	Depreciation and amortization	$1.3	$—	$2.2	$—
Interest on lease liabilities	Interest expense	0.2	—	0.3	0.1
Operating lease cost	General and administrative expense, Property operating and maintenance, Depreciation and amortization	4.8	2.7	12.6	7.2
Variable lease cost	Property operating and maintenance	2.0	1.9	5.4	5.0
Total Lease Expense		$8.3	$4.6	$20.5	$12.3

Lease term, discount rates and additional information for finance and operating leases are as follows:

As of
September 30, 2022
Lease Term and Discount Rate
Weighted-average Remaining Lease Terms (years)
Finance lease	27.81
Operating lease	32.93
Weighted-average Discount Rate
Finance lease	3.05%
Operating lease	3.81%

	Nine Months Ended
	September 30, 2022	September 30, 2021
Other Information (in millions)
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flow from operating leases	$8.3	$4.5
Financing cash flow from finance leases	4.7	0.1
Total Cash Paid On Lease Liabilities	$13.0	$4.6

Lessor Accounting

We are not the lessor for any finance leases at our MH, RV or Marina properties as of September 30, 2022.

Nearly all of our operating leases at our MH and RV properties where we are the lessor are either month-to-month or for a time period not to exceed one year. As of September 30, 2022, future minimum lease payments would not exceed 12 months.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Future minimum lease payments under non-cancellable leases at our RV communities and marinas as of September 30, 2022 where we are the lessor include:

Maturity of Lease Payments (in millions)	Operating Leases
2022 (excluding the nine months ended September 30, 2022)	$6.9
2023	25.9
2024	16.1
2025	8.6
2026	5.0
Thereafter	42.1
Total Undiscounted Cash Flows	$104.6

The components of lease income for our operating leases, as included in our Consolidated Statement of Operations are as follows (in millions):

		Three Months Ended		Nine Months Ended
Description	Financial Statement Classification	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating Leases
Fixed lease income	Income from real property; Brokerage commissions and other revenue, net	$7.0	$5.3	$21.0	$14.3
Variable lease income(1)	Income from real property; Brokerage commissions and other revenue, net	$0.8	$1.3	$2.3	$3.6
(1)Consists of rent primarily based on a percentage of acquisition costs and net operating income.

Failed Sale Leaseback

In connection with our acquisition of Park Holidays, we assumed ground lease arrangements for 34 UK properties that we concluded to be failed sale-leaseback transactions under ASC Topic 842, "Leases." The arrangements have maturities ranging from 2117 through 2197 with an option to repurchase for £1.00 at the end of the term. The obligation related to the underlying ground leases has been recorded as a financial liability of $310.4 million as of September 30, 2022. The financial liability is recorded within Other Liabilities on the Consolidated Balance Sheets. The following table presents the future minimum rental payments for this financial liability as of September 30, 2022:

Maturity of Financial Liability (in millions)	September 30, 2022
2022 (excluding nine months ended September 30, 2022)	$0.7
2023	10.2
2024	10.3
2025	10.4
2026	10.4
Thereafter	1,560.6
Total Payments	$1,602.6
Less: Imputed interest	(1,292.2)
Present Value of Financial Liability	$310.4

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

18. Recent Accounting Pronouncements

Recent Accounting Pronouncements - Adopted

In August 2020, the FASB issued ASU 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity." This update simplifies the accounting for convertible instruments by eliminating the models that require separation of a cash conversion or beneficial conversion feature from the host contract. Under the amended guidance, a convertible debt instrument is treated as one liability accounted for at its amortized cost and convertible preferred stock is considered one equity instrument accounted for at its historical cost, unless (a) there are other features that require bifurcation as a derivative, or (b) convertible debt was issued at a substantial premium. This update also eliminates several triggers for derivative accounting, including a requirement to settle certain contracts by delivering registered shares. Additionally, this update provides clarifications to improve the consistency of EPS calculations. We adopted the ASU on January 1, 2022. The adoption of this ASU did not have an impact on our Consolidated Financial Statements.

Recent Accounting Pronouncements - Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional guidance for accounting for contracts, hedging relationships and other transactions affected by the reference rate reform, if certain criteria are met. The provisions of this standard are available for election through December 31, 2022. As of September 30, 2022, we do not expect the transition from LIBOR to alternative reference interest rates will have a material impact on our Consolidated Financial Statements as the majority of our debt has fixed interest rates.

19. Subsequent Events

Acquisitions

Subsequent to the three months ended September 30, 2022, we acquired one land parcel located in the United Kingdom for a purchase price of $1.1 million.

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

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. As of September 30, 2022, we owned and operated or held an interest in a portfolio of 662 developed properties located in 39 states throughout the United States, the United Kingdom, Ontario, Canada and Puerto Rico, including 340 MH and 160 RV communities, 31 communities containing both MH and RV sites, and 131 marinas. We have been in the business of acquiring, operating, developing and expanding MH and RV communities since 1975 and marinas since 2020. We lease individual sites with utilities access for placement of manufactured homes, RVs or boats to our customers. We are also engaged in the marketing, selling and leasing of new and pre-owned homes to current and future residents in our MH communities. The Rental Program operations within our MH communities support and enhance our occupancy levels, property performance and cash flows.

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

We believe that GAAP net income (loss) is the most directly comparable measure to NOI. NOI should not be considered to be an alternative to GAAP net income (loss) as an indication of our financial performance or GAAP cash flow from operating activities as a measure of our liquidity; nor is it indicative of funds available for our cash needs, including our ability to make cash distributions. Because of the inclusion of items such as interest, depreciation and amortization, the use of GAAP net income (loss) as a performance measure is limited as these items may not accurately reflect the actual change in market value of a property, in the case of depreciation and in the case of interest, may not necessarily be linked to the operating performance of a real estate asset, as it is often incurred at a parent company level and not at a property level. In addition, we calculate Constant Currency NOI for our UK Operations by translating the operating results from the UK at the foreign currency exchange rate used for guidance. We believe that NOI and Constant Currency NOI provide enhanced comparability for investor evaluation of period-over-period results.

SUN COMMUNITIES, INC.
FFO is defined by the National Association of Real Estate Investment Trusts ("Nareit") as GAAP net income (loss), excluding gains (or losses) from sales of depreciable operating property, plus real estate related depreciation and amortization, real estate related impairments, and after adjustments for unconsolidated partnerships and joint ventures. FFO is a non-GAAP financial measure that management believes is a useful supplemental measure of our operating performance. By excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not readily apparent from GAAP net income (loss). Management believes the use of FFO has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. We also use FFO excluding certain gain and loss items that management considers unrelated to the operational and financial performance of our core business ("Core FFO"). In addition, we calculate Constant Currency Core FFO by translating the operating results from the UK, Canada and Australia at the foreign currency exchange rates used for guidance. We believe that Core FFO and Constant Currency Core FFO provide enhanced comparability for investor evaluations of period-over-period results.

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

Catastrophic Event-Related Charges

On September 28, 2022, Hurricane Ian made landfall on Florida's western coast. The storm primarily affected four properties in the Fort Myers area. Three RV properties comprising approximately 2,500 sites, sustained significant flooding and wind damage from the hurricane, and the sea wall and certain docks at one marina were damaged. At other affected MH and RV properties, most of the damage was limited to trees, roofs, fences, skirting and carports. At other affected marina properties, docks, buildings, and landscaping sustained limited wind and water damage.

We recognized $29.9 million for impaired assets. We expect these charges to be partially offset by insurance recoveries, currently estimated at $17.7 million. The estimated net charges of $12.2 million related to Hurricane Ian were recognized as Catastrophic event-related charges, net in our Consolidated Statements of Operations for the three months ended September 30, 2022. As of September 30, 2022, we had not received any insurance recoveries. We maintain property, casualty, flood and business interruption insurance for our properties, subject to customary deductibles and limits. Expected insurance recoveries for loss of income and redevelopment costs greater than the impairment charge cannot be estimated at this time.

The foregoing impairment, expected insurance recovery, and net charge estimates are based on current information available to the Company. We continue to assess these estimates. The actual final impairment, insurance recoveries and net charges could vary significantly from these estimates. Any changes to these estimates will be recognized in the period(s) in which they are determined.

SUN COMMUNITIES, INC.
RESULTS OF OPERATIONS

The following tables reconcile the Net income attributable to SUI common shareholders to NOI and summarize our consolidated financial results for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net Income Attributable to SUI Common Shareholders	$162.6	$231.7	$237.3	$367.3
Interest income	(11.2)	(2.6)	(25.3)	(8.0)
Brokerage commissions and other revenues, net	(10.8)	(8.8)	(27.4)	(21.7)
General and administrative	69.1	43.2	187.0	126.7
Catastrophic event-related charges, net	12.2	0.3	12.3	3.1
Business combination expense	8.4	—	23.9	1.0
Depreciation and amortization	151.3	127.1	450.0	378.1
Loss on extinguishment of debt (see Note 8)	4.0	—	4.4	8.1
Interest expense	61.7	39.0	162.2	116.2
Interest on mandatorily redeemable preferred OP units / equity	1.0	1.1	3.1	3.1
(Gain) / loss on remeasurement of marketable securities (see Note 15)	7.2	(12.0)	74.0	(43.2)
(Gain) / loss on foreign currency exchanges	(14.9)	7.0	(21.7)	7.1
(Gain) / loss on disposition of properties	0.8	(108.1)	(12.5)	(108.1)
Other (income) / expense, net	(2.8)	9.3	(2.6)	10.0
(Gain) / loss on remeasurement of notes receivable (see Note 4)	0.1	(0.1)	(0.1)	(0.6)
Income from nonconsolidated affiliates (see Note 6)	(2.0)	(0.9)	(3.8)	(2.9)
(Gain) / loss on remeasurement of investment in nonconsolidated affiliates (see Note 6)	0.4	0.1	(0.1)	0.1
Current tax expense (see Note 12)	7.3	0.4	12.5	1.4
Deferred tax expense / (benefit) (see Note 12)	(3.6)	1.2	(3.9)	1.1
Preferred return to preferred OP units / equity interests	2.5	3.1	8.6	9.0
Add: Income attributable to noncontrolling interests	11.9	15.3	13.9	22.6
NOI	$455.2	$346.3	$1,091.8	$870.4

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Real property NOI	$371.6	$302.5	$909.2	$768.3
Home sales NOI	54.3	24.6	122.9	58.2
Service, retail, dining and entertainment expenses NOI	29.3	19.2	59.7	43.9
NOI	$455.2	$346.3	$1,091.8	$870.4

SUN COMMUNITIES, INC.
Seasonality of Revenue

The RV and Marina industries are seasonal in nature, and the results of operations in any one period may not be indicative of results in future periods.

In the RV segment, certain properties maintain higher occupancy during the summer months, while other properties maintain higher occupancy during the winter months. Based on the location of our properties with transient RV sites, our portfolio generally produces higher revenues between April and September than between October and March. Real property - transient revenue is included in RV segment revenue. As of September 30, 2022, we recognized Real property - transient revenue of $42.7 million in the first quarter, $93.1 million in the second quarter and $153.4 million in the third quarter. Real property - transient revenue was $266.6 million for the year ended December 31, 2021. In 2021, Real property - transient revenue was recognized 11.9 percent in the first quarter, 27.3 percent in the second quarter, 44.9 percent in the third quarter and 15.9 percent in the fourth quarter.

In the Marina segment, demand for wet slip storage increases during the summer months as customers contract for the summer boating season, which also drives non-storage revenue streams such as service, fuel and on-premise restaurants or convenience stores. Demand for dry storage increases during the winter season as seasonal weather patterns require boat owners to store their vessels on dry docks and within covered racks. As of September 30, 2022, we recognized seasonal Real property revenue of $62.4 million in the first quarter, $79.4 million in the second quarter and $90.0 million in the third quarter. Seasonal Real property revenue was $246.6 million for the year ended December 31, 2021. In 2021, seasonal Real property revenue was recognized 17.7 percent in the first quarter, 25.0 percent in the second quarter, 29.9 percent in the third quarter and 27.4 percent in the fourth quarter.

SUN COMMUNITIES, INC.
Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

Real Property Operations - Total Portfolio

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three and nine months ended September 30, 2022 and 2021 (in millions, except for statistical information):

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	Change	% Change	September 30, 2022	September 30, 2021	Change	% Change
Financial Information
Revenue
Real property (excluding transient)	$359.8	$303.4	$56.4	18.6%	$1,008.2	$861.7	$146.5	17.0%
Real property - transient	160.4	126.4	34.0	26.9%	303.5	235.8	67.7	28.7%
Other	65.5	48.3	17.2	35.6%	149.9	116.4	33.5	28.8%
Total Operating	585.7	478.1	107.6	22.5%	1,461.6	1,213.9	247.7	20.4%
Expense
Property Operating	214.1	175.6	38.5	21.9%	552.4	445.6	106.8	24.0%
Real Property NOI	$371.6	$302.5	$69.1	22.8%	$909.2	$768.3	$140.9	18.3%

	As of
	September 30, 2022	September 30, 2021		Change
Other Information
Number of properties(1)	662	584		78

MH occupancy	95.5%
RV occupancy(2)	100.0%
MH & RV blended occupancy(3)	96.5%	97.4%		(0.9)%

Sites available for MH & RV development	16,078	10,312		5,766

Monthly base rent per site - MH	$624	$599	(5)	$25
Monthly base rent per site - RV(4)	$549	$515	(5)	$34
Monthly base rent per site - Total	$605	$579	(5)	$26

Weighted average monthly rental rate - MH Rental Program	$1,192	$1,085		$107
(1)Includes MH communities, RV communities and marinas.
(2)Occupancy percentages include annual RV sites and exclude transient RV sites.
(3)Occupancy percentages include MH and annual RV sites and exclude transient RV sites.
(4)Monthly base rent pertains to annual RV sites and excludes transient RV sites.
(5)Canadian currency figures included within the nine months ended September 30, 2021 have been translated at 2022 average exchange rates.

For the three months ended September 30, 2022, the $69.1 million increase in Real Property NOI as compared to the same period in 2021, consists of $15.0 million from Same Property MH and RV, $4.4 million from Same Property Marina, $25.2 million from the UK operations and $24.5 million from other recently acquired or developed properties.

For the nine months ended September 30, 2022, the $140.9 million increase in Real Property NOI as compared to the same period in 2021, consists of $35.7 million from Same Property MH and RV, $7.6 million from Same Property Marina, $40.6 million from the UK operations and $57.0 million from other recently acquired or developed properties.

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

In order to evaluate the growth of the Same Property portfolio, management has classified certain items differently than our GAAP statement. The reclassification difference between our GAAP statements and our Same Property portfolio is the reclassification of utility revenues from real property revenue to operating expenses. A significant portion of our utility charges are re-billed to our residents. Additionally, prior period Canadian currency figures have been translated at 2022 average exchange rates for constant currency comparability.

SUN COMMUNITIES, INC.
Real Property Operations - Same Property - MH and RV United States and Canada

The following tables reflect certain financial and other information for our Same Property MH and RV portfolio as of and for the three and nine months ended September 30, 2022 and 2021 (in millions, except for statistical information).

	Three Months Ended
	Total Same Property - MH and RV				MH				RV
	September 30, 2022	September 30, 2021	Change	% Change(1)	September 30, 2022	September 30, 2021	Change	% Change(1)	September 30, 2022	September 30, 2021	Change	% Change(1)
Financial Information
Revenue
Real property (excluding transient)	$239.5	$225.0	$14.5	6.5%	$185.7	$177.6	$8.1	4.6%	$53.8	$47.4	$6.4	13.4%
Real property - transient	107.1	106.5	0.6	0.6%	0.2	0.2	—	7.5%	106.9	106.3	0.6	0.6%
Other	16.0	14.9	1.1	7.2%	5.1	4.9	0.2	3.1%	10.9	10.0	0.9	9.2%
Total Operating	362.6	346.4	16.2	4.7%	191.0	182.7	8.3	4.6%	171.6	163.7	7.9	4.8%
Expense
Property Operating	114.3	113.1	1.2	1.0%	52.6	50.8	1.8	3.7%	61.7	62.3	(0.6)	(1.1)%
Real Property NOI	$248.3	$233.3	$15.0	6.4%	$138.4	$131.9	$6.5	4.9%	$109.9	$101.4	$8.5	8.4%
(1) Percentages are calculated based on unrounded numbers.

	Nine Months Ended
	Total Same Property - MH and RV				MH				RV
	September 30, 2022	September 30, 2021	Change	% Change(1)	September 30, 2022	September 30, 2021	Change	% Change(1)	September 30, 2022	September 30, 2021	Change	% Change(1)
Financial Information
Revenue
Real property (excluding transient)	$708.3	$666.3	$42.0	6.3%	$552.3	$528.9	$23.4	4.4%	$156.0	$137.4	$18.6	13.6%
Real property - transient	211.5	201.8	9.7	4.8%	0.9	1.2	(0.3)	(23.5)%	210.6	200.6	10.0	4.9%
Other	36.0	33.8	2.2	6.6%	15.4	14.2	1.2	8.8%	20.6	19.6	1.0	5.0%
Total Operating	955.8	901.9	53.9	6.0%	568.6	544.3	24.3	4.5%	387.2	357.6	29.6	8.3%
Expense
Property Operating	305.9	287.7	18.2	6.3%	149.9	140.5	9.4	6.8%	156.0	147.2	8.8	5.9%
Real Property NOI	$649.9	$614.2	$35.7	5.8%	$418.7	$403.8	$14.9	3.7%	$231.2	$210.4	$20.8	9.9%
(1) Percentages are calculated based on unrounded numbers.

The amounts in the tables above reflect constant currency for comparative purposes. Canadian currency figures in the prior comparative period have been translated at the 2022 average exchange rate of $0.7664 USD per Canadian dollar. We have reclassified utilities revenues of $22.1 million and $19.8 million for the three months ended September 30, 2022 and 2021, and $60.6 million and $54.4 million for the nine months ended September 30, 2022 and 2021, respectively, to reflect the utility expenses associated with our Same Property portfolio net of recovery.

SUN COMMUNITIES, INC.

	As of
	September 30, 2022	September 30, 2021		Change
Other Information
Number of properties(1)	424	424		—

MH occupancy	97.3%
RV occupancy(2)	100.0%
MH & RV blended occupancy(3)	97.9%

Adjusted MH occupancy(4)	98.0%
Adjusted RV occupancy(5)	100.0%
Adjusted MH & RV blended occupancy(6)	98.5%	96.5%	(7)	2.0%

Sites available for development	7,920	8,081		(161)

Monthly base rent per site - MH	$629	$604	(9)	$25
Monthly base rent per site - RV(8)	$560	$524	(9)	$36
Monthly base rent per site - Total	$613	$585	(9)	$28

Monthly base rent per site - MH Rental Program	$1,198	$1,091		$107
(1)Financial results from properties disposed of during the year have been removed from Same Property reporting.
(2)Occupancy percentages include annual RV sites and exclude transient RV sites.
(3)Occupancy percentages include MH and annual RV sites and exclude transient RV sites.
(4)Adjusted occupancy percentages include MH sites and exclude recently completed but vacant MH expansion sites.
(5)Adjusted occupancy percentages include annual RV sites and exclude transient RV sites.
(6)Adjusted occupancy percentages include MH and annual RV sites and exclude transient RV sites and recently completed but vacant expansion sites.
(7)The occupancy percentages for 2021 have been adjusted to reflect incremental growth period-over-period from newly rented MH expansion sites and the conversion of transient RV sites to annual RV sites.
(8)Monthly base rent pertains to annual RV sites and excludes transient RV sites.
(9)Canadian currency figures included within three months ended September 30, 2021 have been translated at 2022 average exchange rates.

For the three months ended September 30, 2022 and 2021:

•The MH segment increase in NOI of $6.5 million, or 4.9 percent, when compared to the same period in 2021 is primarily due to an increase in Real property (excluding transient) revenue of $8.1 million, or 4.6 percent, partially offset by increased property operating expenses. Real property (excluding transient) revenue increased primarily due to a 4.3 percent increase in monthly base rent.

•The RV segment increase in NOI of $8.5 million, or 8.4 percent, when compared to the same period in 2021 is primarily due to an increase in Real property (excluding transient) revenue of $6.4 million, or 13.4 percent, combined with a reduction in property operating expenses. The increase in Real property - (excluding transient) revenue was primarily due to a 7.0 percent increase in monthly base rent and conversions of transient RV sites to annual RV sites.

For the nine months ended September 30, 2022 and 2021:

•The MH segment increase in NOI of $14.9 million, or 3.7 percent, when compared to the same period in 2021 is primarily due to an increase in Real property (excluding transient) revenue of $23.4 million, or 4.4 percent, partially offset by increased property operating expenses. Real property (excluding transient) revenue increased primarily due to a 4.3 percent increase in monthly base rent.

•The RV segment increase in NOI of $20.8 million, or 9.9 percent, when compared to the same period in 2021 is primarily due to an increase in Real property (excluding transient) revenue of $18.6 million, or 13.6 percent, primarily due to a 7.0 percent increase in monthly base rent and conversions of transient RV sites to annual RV sites. This increase was partially offset by an increase in property operating expenses.

SUN COMMUNITIES, INC.
Real Property Operations - Same Property - Marina

The following tables reflect certain financial and other information for our Same Property Marina as of and for the three and nine months ended September 30, 2022 and 2021 (in millions, except for statistical information).

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	Change	% Change(1)	September 30, 2022	September 30, 2021	Change	% Change(1)
Financial Information
Revenue
Real property (excluding transient)	$64.0	$58.6	$5.4	9.1%	$167.3	$155.6	$11.7	7.5%
Real property - transient	4.4	5.4	(1.0)	(17.4)%	9.5	10.4	(0.9)	(7.8)%
Other	3.9	3.9	—	0.3%	9.5	8.8	0.7	8.0%
Total Operating	72.3	67.9	4.4	6.5%	186.3	174.8	11.5	6.7%
Expense
Property Operating	21.9	21.9	—	—%	63.5	59.6	3.9	6.3%
Real Property NOI	$50.4	$46.0	$4.4	9.6%	$122.8	$115.2	$7.6	6.8%
(1) Percentages are calculated based on unrounded numbers.

	As of
	September 30, 2022	September 30, 2021	Change	% Change
Other Information
Number of properties	101	101	—	—%
Wet slip and dry storage spaces	35,621	35,744	(123)	(0.3)%

We have reclassified utility revenues of $2.9 million for the three months ended September 30, 2022 and 2021, and $8.3 million and $8.4 million for the nine months ended September 30, 2022 and 2021, respectively, to reflect the utility expenses associated with our Same Property Marina net of recovery.

For the three months ended September 30, 2022 and 2021, the $4.4 million, or 9.6 percent, increase in Marina Real Property NOI is primarily due to the $5.4 million, or 9.1 percent, increase in Real property (excluding transient) revenue.

For the nine months ended September 30, 2022 and 2021, the $7.6 million, or 6.8 percent, increase in Marina Real Property NOI is primarily due to the $11.7 million, or 7.5 percent, increase in Real property (excluding transient) revenue, partially offset by increased property operating expenses.

SUN COMMUNITIES, INC.
UK Operations Summary

The following table reflects certain financial and other information for our UK operations as of and for the three months ended September 30, 2022 and the period from date of acquisition to September 30, 2022 (in millions, except for statistical information):

	Three Months Ended	YTD Since Acquisition September 30, 2022
	September 30, 2022
Financial Information
Revenues
Real property (excluding transient)	$21.2	$38.1
Real property - transient	21.8	34.7
Other	0.4	1.0
Total Operating	43.4	73.8
Expenses
Property Operating	18.2	33.2
Real Property NOI	25.2	40.6

Home Sales
Revenue	84.1	144.7
Cost of home sales	43.6	75.7
Home selling expenses	1.3	3.6
NOI	39.2	65.4

Retail, dining and entertainment
Revenue	16.3	27.8
Expense	16.2	28.8
Net Operating Gain / (Loss)	0.1	(1.0)

UK Operations NOI	$64.5	$105.0
Adjustment
Foreign currency translation impact	8.8	11.9
UK Operations NOI - Constant Currency	$73.3	$116.9

Other information
Number of properties		54
Developed sites		17,952
Occupied sites		16,463
Occupancy		91.7%
Sites available for development		3,047

Home Sales
New home sales volume	319	574
Pre-owned home sales volume	566	1,046
Total home sales volume	885	1,620

UK Operations NOI, a component of our MH segment, is separately reviewed to assess the overall growth and performance of the UK Operations portfolio and its financial impact on our operations.

We have reclassified utility revenue of $3.1 million and $5.6 million for the three months ended September 30, 2022 and for the period from date of acquisition through September 30, 2022, respectively, to reflect the utility expenses associated with our UK Operations portfolio net of recovery.

SUN COMMUNITIES, INC.
Home Sales Summary (excluding UK home sales)

We purchase new homes and acquire pre-owned and repossessed manufactured homes, generally located within our communities, from lenders, dealers, and former residents to sell or lease to current and prospective residents.

The following table reflects certain financial and statistical information for our Home Sales Program for the three and nine months ended September 30, 2022 and 2021 (in millions, except for average selling price and statistical information):

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	Change	% Change	September 30, 2022	September 30, 2021	Change	% Change
Financial Information
New Homes
New home sales	$31.7	$31.5	$0.2	0.6%	$95.4	$89.2	$6.2	7.0%
New home cost of sales	26.8	25.9	0.9	3.5%	78.3	72.8	5.5	7.6%
Gross profit – new homes	4.9	5.6	(0.7)	(12.5)%	17.1	16.4	0.7	4.3%
Gross margin % – new homes	15.5%	17.7%	(2.2)%		17.9%	18.4%	(0.5)%
Average selling price – new homes	$183,237	$151,850	$31,387	20.7%	$174,406	$152,943	$21,463	14.0%

Pre-owned Homes
Pre-owned home sales	$34.9	$49.6	$(14.7)	(29.6)%	$118.0	$125.9	$(7.9)	(6.3)%
Pre-owned home cost of sales	19.4	25.8	(6.4)	(24.8)%	63.4	70.4	(7.0)	(9.9)%
Gross Profit – pre-owned homes	15.5	23.8	(8.3)	(34.9)%	54.6	55.5	(0.9)	(1.6)%
Gross margin % – pre-owned homes	44.4%	48.0%	(3.6)%		46.3%	44.1%	2.2%
Average selling price – pre-owned homes	$63,339	$52,006	$11,333	21.8%	$59,267	$48,981	$10,286	21.0%

Total Home Sales
Revenue from home sales	$66.6	$81.1	$(14.5)	(17.9)%	$213.4	$215.1	$(1.7)	(0.8)%
Cost of home sales	46.2	51.7	(5.5)	(10.6)%	141.7	143.2	(1.5)	(1.0)%
Home selling expenses	5.3	4.8	0.5	10.4%	14.2	13.7	0.5	3.6%
Home Sales NOI	$15.1	$24.6	$(9.5)	(38.6)%	$57.5	$58.2	$(0.7)	(1.2)%

Other Information
New home sales volume	173	207	(34)	(16.4)%	547	583	(36)	(6.2)%
Pre-owned home sales volume	551	955	(404)	(42.3)%	1,991	2,572	(581)	(22.6)%
Total home sales volume	724	1,162	(438)	(37.7)%	2,538	3,155	(617)	(19.6)%

Gross Profit - New Homes
For the three months ended September 30, 2022, the 12.5 percent decrease in gross profit is primarily driven by a 16.4 percent decrease in new home sales volume as compared to the same period in 2021, partially offset by a 20.7 percent increase in new home average selling price.

For the nine months ended September 30, 2022, the 4.3 percent increase in gross profit is primarily the result of a 14.0 percent increase in new home average selling price, partially offset by a decrease of 6.2 percent in new home sales volume.

Gross Profit - Pre-owned Homes
For the three months ended September 30, 2022, the 34.9 percent decrease in gross profit is primarily driven by a 42.3 percent decrease in pre-owned home sales volume as compared to the same period in 2021.

For the nine months ended September 30, 2022, the 1.6 percent decrease in gross profit is primarily the result of a 22.6 percent decrease in pre-owned home sales volume, as compared to the same period in 2021, partially offset by a 21.0 percent increase in average pre-owned home selling price.

Refer to the UK Operations summary on page 54 for financial information related to our home sales in the UK.

SUN COMMUNITIES, INC.
Rental Program Summary

The following table reflects certain financial and other information for our Rental Program as of and for the three and nine months ended September 30, 2022 and 2021 (in millions, except for weighted average monthly rental rate and statistical information):

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	Change	% Change	September 30, 2022	September 30, 2021	Change	% Change
Financial Information
Revenues	$31.4	$33.9	$(2.5)	(7.4)%	$95.7	$105.8	$(10.1)	(9.5)%
Expenses	6.0	5.5	0.5	9.1%	15.9	15.3	0.6	3.9%
Rental Program NOI	$25.4	$28.4	$(3.0)	(10.6)%	$79.8	$90.5	$(10.7)	(11.8)%

Other Information
Number of sold rental homes	138	307	(169)	(55.0)%	508	799	(291)	(36.4)%
Number of occupied rentals, end of period					9,126	10,123	(997)	(9.8)%
Investment in occupied rental homes, end of period					$543.8	$559.0	$(15.2)	(2.7)%
Weighted average monthly rental rate, end of period					$1,192	$1,085	$107	9.9%

The Rental Program NOI is included in Real Property NOI. The Rental Program NOI is separately reviewed to assess the overall growth and performance of the Rental Program and its financial impact on our operations.

For the three months ended September 30, 2022, Rental Program NOI decreased $3.0 million, or 10.6 percent, as compared to the same period in 2021. The decrease is primarily due to a 9.8 percent decrease in the number of occupied rental homes, as compared to the same period in 2021.

For the nine months ended September 30, 2022, Rental Program NOI decreased $10.7 million, or 11.8 percent, as compared to the same period in 2021. The decrease is primarily due to a $10.1 million, or 9.5 percent, decrease in revenue, driven by a 9.8 percent decrease in number of occupied rental homes, as compared to the same period in 2021.

SUN COMMUNITIES, INC.
Marina Segment Summary

The following table reflects certain financial and other information for our marinas as of and for the three and nine months ended September 30, 2022 and 2021 (in millions, except for statistical information):

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	Change	% Change	September 30, 2022	September 30, 2021	Change	% Change
Financial Information
Revenues
Real property (excluding transient)	$91.1	$72.9	$18.2	25.0%	$240.1	$180.9	$59.2	32.7%
Real property - transient	7.1	6.3	0.8	12.7%	14.7	11.4	3.3	28.9%
Other	11.9	5.2	6.7	128.8%	19.3	9.8	9.5	96.9%
Total Operating	110.1	84.4	25.7	30.5%	274.1	202.1	72.0	35.6%
Expenses
Property Operating	32.3	26.6	5.7	21.4%	89.3	69.3	20.0	28.9%
Real Property NOI	77.8	57.8	20.0	34.6%	184.8	132.8	52.0	39.2%

Service, retail, dining and entertainment
Revenue	112.3	74.7	37.6	50.3%	310.9	202.0	108.9	53.9%
Expense	98.8	68.0	30.8	45.3%	272.1	176.1	96.0	54.5%
NOI	13.5	6.7	6.8	101.5%	38.8	25.9	12.9	49.8%

Marina NOI	$91.3	$64.5	$26.8	41.6%	$223.6	$158.7	$64.9	40.9%

Other information
Number of properties					131	120	11	9.2%
Total wet slips and dry storage					46,185	43,615	2,570	5.9%

The Marina NOI is separately reviewed to assess the overall growth and performance of the Marina segment and its financial impact on our results of operations.

We have reclassified utility revenues of $5.6 million and $4.3 million for the three months ended September 30, 2022 and 2021, and $14.8 million and $10.5 million for the nine months ended September 30, 2022 and 2021, respectively, to reflect the utility expenses associated with our Marina portfolio net of recovery.

For the three months ended September 30, 2022 and 2021:

•The $26.8 million, or 41.6 percent increase in Marina NOI is primarily due to a $20.0 million, or 34.6 percent, increase in Marina Real Property NOI and a $6.8 million, or 101.5 percent, increase in Service, Retail, Dining and Entertainment NOI.
•The $20.0 million, or 34.6 percent growth in Marina Real Property NOI is due to an increase in the number of owned Marina properties compared to the same period in 2021.

For the nine months ended September 30, 2022 and 2021:

•The $64.9 million, or 40.9 percent increase in Marina NOI is due to a $52.0 million, or 39.2 percent, increase in Marina Real Property NOI and a $12.9 million, or 49.8 percent increase, in Service, Retail, Dining and Entertainment NOI.
•The $52.0 million, or 39.2 percent, increase in Marina Real Property NOI is due primarily to an increase in the number of owned Marina properties compared to the same period in 2021.
•The $12.9 million, or 49.8 percent, increase in Service, Retail, Dining and Entertainment NOI is due primarily to an increase in the number of owned marina properties offering service compared to the same period in 2021.

SUN COMMUNITIES, INC.
Other Items - Statements of Operations(1)

The following table summarizes other income and expenses for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	Change	% Change	September 30, 2022	September 30, 2021	Change	% Change
Service, retail, dining and entertainment, net	$29.3	$19.2	$10.1	52.6%	$59.7	$43.9	$15.8	36.0%
Interest income	$11.2	$2.6	$8.6	330.8%	$25.3	$8.0	$17.3	216.3%
Brokerage commissions and other, net	$10.8	$8.8	$2.0	22.7%	$27.4	$21.7	$5.7	26.3%
General and administrative expense	$69.1	$43.2	$25.9	60.0%	$187.0	$126.7	$60.3	47.6%
Catastrophic event-related charges, net	$12.2	$0.3	$11.9	N/M	$12.3	$3.1	$9.2	296.8%
Business combinations	$8.4	$—	$8.4	N/A	$23.9	$1.0	$22.9	N/M
Depreciation and amortization	$151.3	$127.1	$24.2	19.0%	$450.0	$378.1	$71.9	19.0%
Loss on extinguishment of debt (see Note 8)	$4.0	$—	$4.0	N/A	$4.4	$8.1	$(3.7)	(45.7)%
Interest expense	$61.7	$39.0	$22.7	58.2%	$162.2	$116.2	$46.0	39.6%
Interest on mandatorily redeemable preferred OP units / equity	$1.0	$1.1	$(0.1)	(9.1)%	$3.1	$3.1	$—	—%
Gain / (loss) on remeasurement of marketable securities (see Note 15)	$(7.2)	$12.0	$(19.2)	(160.0)%	$(74.0)	$43.2	$(117.2)	N/M
Gain / (loss) on foreign currency exchanges	$14.9	$(7.0)	$21.9	N/M	$21.7	$(7.1)	$28.8	N/M
Gain / (loss) on dispositions of properties	$(0.8)	$108.1	$(108.9)	N/M	$12.5	$108.1	$(95.6)	(88.4)%
Other income / (expense), net	$2.8	$(9.3)	$12.1	N/M	$2.6	$(10.0)	$12.6	N/M
Gain / (loss) on remeasurement of notes receivable (see Note 4)	$(0.1)	$0.1	$(0.2)	N/M	$0.1	$0.6	$(0.5)	83.3%
Income from nonconsolidated affiliates (see Note 6)	$2.0	$0.9	$1.1	122.2%	$3.8	$2.9	$0.9	31.0%
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates (see Note 6)	$(0.4)	$(0.1)	$(0.3)	300.0%	$0.1	$(0.1)	$0.2	N/M
Current tax expense (see Note 12)	$(7.3)	$(0.4)	$(6.9)	N/M	$(12.5)	$(1.4)	$(11.1)	N/M
Deferred tax benefit / (expense) (see Note 12)	$3.6	$(1.2)	$4.8	N/M	$3.9	$(1.1)	$5.0	N/M
Preferred return to preferred OP units / equity interests	$2.5	$3.1	$(0.6)	(19.4)%	$8.6	$9.0	$(0.4)	(4.4)%
Income attributable to noncontrolling interests	$11.9	$15.3	$(3.4)	(22.2)%	$13.9	$22.6	$(8.7)	(38.5)%
(1)Only items determined by management to be material, of interest, or unique to the periods disclosed above are explained below.
N/M = Percentage change is not meaningful.
N/A = Percentage change is not applicable.

Service, retail, dining and entertainment, net - for the three and nine months ended September 30, 2022, increased primarily due to increased service rates at our marinas and the addition of service revenue from the acquisition of additional marinas.

Interest income - for the three and nine months ended September 30, 2022, increased primarily due to interest income on a loan provided to a real estate operator to finance its acquisition and development costs in the current period as compared to the same periods in 2021.

Brokerage commissions and other, net - for the three and nine months ended September 30, 2022, increased primarily due to an increase in price of brokered home sales, as compared to the same period in 2021.

General and administrative expenses - for the three and nine months ended September 30, 2022, increased primarily due to the acquisition of Park Holidays, and an increase in wages and incentives driven by growth in strategic initiatives as compared to the same periods in 2021.

SUN COMMUNITIES, INC.
Catastrophic event-related charges - for the three and nine months ended September 30, 2022, increased primarily due to net impairment charges of $12.2 million for properties located in Fort Myers, Florida, which sustained significant flooding, wind and other damage from Hurricane Ian. Refer to Note 16, "Commitments and Contingencies," in our accompanying Consolidated Financial Statements for additional information.

Business combination expense, net - for the three and nine months ended September 30, 2022, increased primarily as a result of the acquisition of Park Holidays. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

Depreciation and amortization - for the three and nine months ended September 30, 2022, increased as a result of property acquisitions during 2021 and 2022. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

Loss on extinguishment of debt - for the three and nine months ended September 30, 2022 were $4.0 million, and $4.4 million respectively, primarily related to term loan repayments during the third quarter. Loss on extinguishment of debt - for the nine months ended September 30, 2021, was due primarily to the termination of the Safe Harbor line of credit and financing activities. Refer to Note 8, "Debt and Line of Credit," in our accompanying Consolidated Financial Statements for additional information.

Interest expense - for the three and nine months ended September 30, 2022, increased due to the higher carrying balance of debt and increased interest rates as compared to the same periods in 2021. Refer to Note 8, "Debt and Line of Credit," of our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on remeasurement of marketable securities - for the three and nine months ended September 30, 2022 was a loss of $7.2 million and $74.0 million, respectively, as compared to a gain of $12.0 million and $43.2 million during the same period in 2021 due to the fluctuation in the price of our publicly traded marketable securities. Refer to Note 15, "Fair Value of Financial Instruments," in our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on foreign currency exchanges - for the three and nine months ended September 30, 2022, was a gain of $14.9 million and $21.7 million, respectively, primarily due to the impact of the U.S. Dollar strengthening against the Pound Sterling on our line of credit. There were losses of $7.0 million and $7.1 million, in the same period in 2021, respectively, primarily due to the strengthening of the U.S. Dollar against the Australian Dollar and a higher balance on the marketable securities compared to the line of credit balance denominated in Australian Dollars.

Gain / (loss) on dispositions of properties - for the three and nine months ended September 30, 2022, decreased due to a lower net gain on the sale of four properties as compared to a gain on the sale of six properties during the same period in 2021. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

Other income / (expense), net - for the three and nine months ended September 30, 2022 was a gain of $2.8 million and $2.6 million, respectively, compared to a loss of $9.3 million and $10.0 million, respectively, for the three and nine months ended September 30, 2021, primarily due to a gain from a litigation settlement in 2022 and contingent consideration expense in 2021.

Current tax expense - for the three and nine months ended September 30, 2022, increased due to incremental taxable income from the acquisition of Park Holidays in the UK. Refer to Note 12, "Income Taxes," in our accompanying Consolidated Financial Statements for additional information.

Deferred tax benefit / (expense) - for the three and nine months ended September 30, 2022, deferred tax benefit was $3.6 million and $3.9 million, respectively, resulting from the acquisition of Park Holidays in the UK as compared to deferred tax expense of $1.2 million and $1.1 million, for the three and nine months ended September 30, 2021, respectively. Refer to Note 12, "Income Taxes," in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.
RECONCILIATION OF NET INCOME ATTRIBUTABLE TO SUI COMMON SHAREHOLDERS TO FFO

The following table reconciles Net income attributable to SUI common shareholders to FFO for the three and nine months ended September 30, 2022 and 2021 (in millions, except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net Income Attributable to SUI Common Shareholders	$162.6	$231.7	$237.3	$367.3
Adjustments
Depreciation and amortization	150.8	126.8	448.6	377.4
Depreciation on nonconsolidated affiliates	—	—	0.1	0.1
(Gain) / loss on remeasurement of marketable securities	7.2	(12.0)	74.0	(43.2)
(Gain) / loss on remeasurement of investment in nonconsolidated affiliates	0.4	0.1	(0.1)	0.1
(Gain) / loss on remeasurement of notes receivable	0.1	(0.1)	(0.1)	(0.6)
(Gain) / loss on dispositions of properties	0.8	(108.1)	(12.5)	(108.1)
Add: Returns on preferred OP units	1.3	0.5	9.5	1.5
Add: Income attributable to noncontrolling interests	10.5	4.6	14.1	13.7
Gain on dispositions of assets, net	(11.9)	(20.4)	(44.2)	(46.2)
FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities(1)	$321.8	$223.1	$726.7	$562.0

Adjustments
Business combination expense and other acquisition related costs(2)	19.2	2.5	40.1	6.7
Loss on extinguishment of debt	4.0	—	4.4	8.1
Catastrophic event-related charges, net	12.2	0.3	12.3	3.1
Earnings - catastrophic event-related charges(3)	0.2	0.2	0.2	0.4
(Gain) / loss on foreign currency exchanges	(14.9)	7.0	(21.7)	7.1
Other adjustments, net(4)	(6.5)	11.4	(5.1)	11.5
Core FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities(1)	$336.0	$244.5	$756.9	$598.9
Adjustment
Foreign currency translation impact(5)	7.3	—	9.3	—
Constant Currency Core FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities	$343.3	$244.5	$766.2	$598.9

Weighted Average Common Shares Outstanding - Basic	122.4	115.1	119.2	111.7
Add
Common shares dilutive effect from forward equity sale	—	—	0.2	—
Restricted stock	0.3	0.4	0.4	0.4
Common OP units	2.5	—	2.5	2.6
Common stock issuable upon conversion of certain preferred OP units	1.5	0.5	3.1	0.4
Weighted Average Common Shares Outstanding - Diluted	126.7	116.0	125.4	115.1

FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities Per Share	$2.54	$1.92	$5.80	$4.88

Core FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities Per Share	$2.65	$2.11	$6.04	$5.20

Constant Currency Core FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities per Share	$2.71	$2.11	$6.11	$5.20
(1)The effect of certain anti-dilutive convertible securities is excluded from these items.
(2)These costs represent (i) nonrecurring integration expenses associated with new acquisitions and first year acquisition deferred costs for the three and nine months ended September 30, 2022 and 2021, (ii) costs associated with potential acquisitions that will not close, (iii) costs associated with the termination of the bridge loan commitment during the three months ended March 31, 2022 related to the acquisition of Park Holidays and (iv) business combination expenses and expenses incurred to bring recently acquired properties up to our operating standards, including items such as tree trimming and painting costs that do not meet our capitalization policy.
(3)Adjustment related to estimated loss of earnings in excess of the applicable business interruption deductible in relation to our three Florida Keys communities that were impaired by Hurricane Irma which had not yet been received from our insurer.
(4)Other adjustments, net include (i) deferred tax (benefit) / expense and RV rebranding non-recurring cost for the three and nine months ended September 30, 2022 and 2021, (ii) accelerated deferred compensation amortization, gain from litigation settlement and long-term lease termination (benefit) / expense for the three and nine months ended September 30, 2022, (iii) gain on sale of investment in nonconsolidated affiliate for the nine months ended September 30, 2022., and (iv) change in estimated contingent consideration for the three and nine months ended September 30, 2021.

SUN COMMUNITIES, INC.
(5)We calculated the foreign currency translation impact by comparing the actual weighted average foreign currency rates with the weighted average foreign currency rates used for guidance, as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
	Actual	Guidance	Actual	Guidance
U.S. Dollars per Pounds Sterling	$1.1821	$1.330	$1.2116	$1.330
U.S. Dollars per Canadian Dollars	$0.7691	$0.770	$0.7769	$0.770
U.S. Dollars per Australian Dollars	$0.6977	$0.756	$0.7096	$0.756

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

Current market and economic conditions, including relating to, among other things, interest rates, currency fluctuations, equity valuations and inflation, may adversely affect our ability to obtain debt and equity capital in the short term on attractive terms.

Acquisitions and development

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

In April 2022, we completed our announced acquisition of Park Holidays at an enterprise value of £950.0 million (or approximately $1.2 billion). As consideration for the acquisition, we (i) issued an aggregate of 186,044 shares of our common stock with a value of approximately $34.0 million as of the closing to certain individual sellers who are also members of Park Holidays' senior management team, and (ii) paid the remainder of the purchase price in cash.

During the three and nine months ended September 30, 2022, we completed the construction of over 170 sites and over 300 sites, respectively, at two ground-up developments and six expansion properties.

Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional detail on acquisitions completed to date.

SUN COMMUNITIES, INC.
Capital Expenditures

Our capital expenditures include expansion sites and development construction costs, recurring capital expenditures, lot modifications, growth projects, acquisition-related capital expenditures, rental home purchases and rebranding costs.

Our capital expenditure activity is summarized as follows (in millions):

	Nine Months Ended
	September 30, 2022	September 30, 2021
Expansion and Development Expenditures	$176.7	$145.6
Recurring Capital Expenditures	50.7	41.8
Lot Modifications Expenditures	25.9	20.3
Growth Projects	73.1	57.7
Acquisition-related Capital Expenditures	220.9	124.2
Rental Program	100.9	84.7
Rebranding Cost	12.7	2.0
Other	(4.3)	0.2
Total capital expenditures activity	$656.6	$476.5

Expansion and development expenditures - consist primarily of construction costs such as roads, activities and amenities, and costs necessary to complete home and RV site improvements, such as driveways, sidewalks and landscaping at our MH communities and RV communities. Expenditures also include costs to rebuild after damage has been incurred at MH, RV or Marina properties, and research and development.

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

Growth projects - consist of revenue generating or expense reducing activities at MH communities, RV communities and Marinas. This includes, but is not limited to, utility efficiency and renewable energy projects, site, slip or amenity upgrades such as the addition of a garage, shed or boat lift, and other special capital projects that substantiate an incremental rental increase.

Acquisition-related capital expenditures - consist of capital improvements identified during due diligence that are necessary to bring our communities and marinas up to our operating standards. These include items such as: upgrading clubhouses; landscaping; new street light systems; new mail delivery systems; pool renovation including larger decks, heaters and furniture; new maintenance facilities; lot modifications; and new signage.

Rental program - investment in the acquisition of homes intended for the Rental Program and the purchase of vacation rental homes at our RV communities. Expenditures for these investments depend upon the condition of the markets for repossessions and new home sales, rental homes and vacation rental homes.

Rebranding cost - includes new signage at our RV communities and costs of building an RV mobile application and updated website.

SUN COMMUNITIES, INC.
Cash Flow Activities

Our cash flow activities are summarized as follows (in millions):

	Nine Months Ended
	September 30, 2022	September 30, 2021
Net Cash Provided by Operating Activities	$654.5	$656.0
Net Cash Used for Investing Activities	$(2,740.8)	$(1,363.1)
Net Cash Provided by Financing Activities	$2,130.8	$700.4
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$(10.7)	$(0.3)

Cash, cash equivalents, and restricted cash increased by $33.8 million from $78.2 million as of December 31, 2021, to $112.0 million as of September 30, 2022.

Operating activities - Net cash provided by operating activities decreased by $1.5 million to $654.5 million for the nine months ended September 30, 2022, compared to $656.0 million for the nine months ended September 30, 2021. Operating activities were driven by an increase in operating cash flow due to improved operating performance at our existing properties and the addition of recently acquired properties, offset by the timing of cash payments related to real estate taxes and other liabilities.

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

Investing activities - Net cash used for investing activities increased by $1.3 billion to $2.7 billion for the nine months ended September 30, 2022, compared to $1.4 billion for the nine months ended September 30, 2021. The increase in Net cash used for investing activities was primarily driven by an increase in cash deployed to acquire Park Holidays and other new properties, capital expenditure activity, and proceeds from disposition of assets and depreciated homes during the nine months ended September 30, 2022 as compared to the corresponding period in 2021. Refer to the Consolidated Statements of Cash Flow for detail on the net cash used for investing activities during the nine months ended September 30, 2022 and 2021. Refer to Note 3, "Real Estate Acquisitions and Dispositions," and Note 4, "Notes and Other Receivables," in our accompanying Consolidated Financial Statements for additional information on acquisitions and issuance of notes and other receivables.

Financing activities - Net cash provided by financing activities increased by $1.4 billion to $2.1 billion for the nine months ended September 30, 2022, compared to $700.4 million for the nine months ended September 30, 2021. The increase in Net cash provided by financing activities was primarily driven by a decrease in payments and an increase in borrowings under our Senior Credit Facility during the nine months ended September 30, 2022 as compared to the corresponding period in 2021. Refer to the Consolidated Statements of Cash Flow for detail on the net cash provided by financing activities during the nine months ended September 30, 2022 and 2021. Refer to Note 8, "Debt and Line of Credit," and Note 9, "Equity and Temporary Equity," in our accompanying Consolidated Financial Statements for additional information.

Equity and Debt Activity

Public Equity Offerings

In November 2021, we entered into the November 2021 Forward Sale Agreements in connection with an underwritten registered public offering of 4,025,000 shares of our common stock at a public offering price of $185.00. In April 2022, we completed the physical settlement of the 4,025,000 shares of common stock and received aggregate net proceeds of $705.4 million. We used the net proceeds to repay borrowings outstanding under our Senior Credit Facility, and for working capital and general corporate purposes.

SUN COMMUNITIES, INC.
At the Market Offering Sales Agreement

In December 2021, we entered into the Sales Agreement, with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock through the sales agents, acting as our sales agents or, if applicable, as forward sellers, or directly to the sales agents as principals for their own accounts. We simultaneously terminated our prior sales agreement upon entering into the Sales Agreement. Through September 30, 2022, we had entered into forward sales agreements under our Sales Agreement for an aggregate gross sales price of $160.6 million.

During the three months ended September 30, 2022, we entered into forward sale agreements with respect to 15,000 shares of common stock under our Sales Agreement for $2.6 million. Additionally, we settled all of our outstanding forward sale agreements with respect to 1,526,212 shares of common stock which includes 620,109; 600,503; 290,600; and 15,000 shares of common stock from the three months ended December 31, 2021, March 31, June 30 and September 30, 2022 forward sale agreements, respectively. The net proceeds of $275.5 million from the settlement of these forward sale agreements were used to repay borrowings outstanding under our Senior Credit Facility.

During the three months ended June 30, 2022, we completed the physical settlement of 1,200,000 shares of common stock under our prior at the market offering program and received net proceeds of $229.5 million. Additionally, we entered into forward sales agreements with respect 290,600 shares of common stock for $50.1 million, under our Sales Agreement. These forward sale agreements were settled during the three months ended September 30, 2022.

During the three months ended March 31, 2022, we entered into forward sales agreements with respect to 600,503 shares of common stock for $107.9 million, under our Sales Agreement. These forward sale agreements were settled during the three months ended September 30, 2022.

During the year ended December 31, 2021, we entered into forward sale agreements with respect to 1,820,109 shares of common stock under our prior at the market offering program for $356.5 million. We completed the physical settlement of 1,200,000 and 620,109 shares of common stock during the three months ended June 30, 2022 and September 30, 2022, respectively.

Secured Debt

During the three months ended September 30, 2022, we repaid $318.0 million of term loans collateralized by 35 properties. These loans had a weighted average interest rate of 4.81 percent and were set to mature from December 2022 through September 2024.

Additionally, we have negotiated fixed rate mortgages with an existing lender on certain properties that have low loan-to-value ratios and are scheduled to mature between 2026 and 2029. The additional financings are expected to close before year-end and provide proceeds to the Company of approximately $310.0 million. We intend to use the proceeds to repay borrowings outstanding under our Senior Credit Facility.

During the three and nine months ended September 30, 2022, we entered into a new $20.6 million construction loan, which was undrawn as of September 30, 2022, and a $3.4 million mortgage term loan jointly secured by one property. Both loans mature August 10, 2047 and have a fixed interest rate of 3.65 percent.

Senior Unsecured Notes

In April 2022, the Operating Partnership issued $600.0 million of senior unsecured 2032 Notes with an interest rate of 4.2 percent and a 10-year term, due April 15, 2032. The net proceeds from the offering were $592.3 million after deducting underwriters' discounts and estimated offering expenses. In connection with the 2032 Notes issuance, we settled four 10-year Treasury rate lock contracts totaling $600.0 million and received a settlement payment of $35.3 million. The balance will be amortized as a reduction of interest expense on a straight-line basis over the 10-year term of the hedged transaction. This lowers the effective interest rate on the 2032 Notes from 4.2 percent to 3.6 percent.

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

SUN COMMUNITIES, INC.
In June 2021, the Operating Partnership issued $600.0 million of senior unsecured 2031 Notes with an interest rate of 2.7 percent and a ten-year term, due July 15, 2031. The net proceeds from the offering were approximately $592.4 million, after deducting underwriters' discounts and estimated offering expenses.

The proceeds from the 2028 Notes, the 2031 Notes and the 2032 Notes, were used to pay down borrowings under our Senior Credit Facility. The total outstanding principal balance of senior unsecured notes was $1.8 billion at September 30, 2022.

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

Prior to the Credit Facility Amendment, the Senior Credit Facility permitted aggregate borrowings of up to $2.0 billion, with an accordion feature that allowed for additional commitments of up to $1.0 billion, subject to the satisfaction of certain conditions. Prior to the amendment, $500.0 million of available borrowings under the Senior Credit Facility were scheduled to mature on October 11, 2024, with the remainder scheduled to mature on June 14, 2025. We had no loss on extinguishment of debt during the three months ended September 30, 2022 and 2021. During the nine months ended September 30, 2021, we recognized losses on extinguishment of debt in our Consolidated Statements of Operations of $0.1 million related to the amendment of the Senior Credit Facility, and $0.2 million and $7.9 million, related to the termination of our $750.0 million credit facility and the $1.8 billion credit facility between Safe Harbor and certain lenders, respectively.

The Senior Credit Facility bears interest at a floating rate based on Adjusted Term SOFR, the Adjusted Eurocurrency Rate, the Daily RFR, the Australian BBSY, the Daily SONIA Rate or the Canadian Dollar Offered Rate, as applicable, plus a margin, in all cases, which can range from 0.725 percent to 1.6 percent, subject to certain adjustments. As of September 30, 2022, the margins based on our credit ratings were 0.85 percent on the revolving loan facility and 0.95 percent on the term loan facility. During the quarter ended September 30, 2022, we achieved sustainability related requirements resulting in a favorable 0.01 percent adjustment to both margins.

At the lenders' option, the Senior Credit Facility will become immediately due and payable upon an event of default under the Credit Facility Amendment. We had $862.1 million of borrowings outstanding under the revolving loan and $974.9 million of borrowings outstanding under the term loan on the Senior Credit Facility as of September 30, 2022. We had $1.0 billion of revolving borrowings on our prior Senior Credit Facility as of December 31, 2021. These balances are recorded in Unsecured debt on the Consolidated Balance Sheets.

The Senior Credit Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under the Senior Credit Facility, but does reduce the borrowing amount available. We had $21.6 million and $2.2 million of outstanding letters of credit at September 30, 2022 and December 31, 2021, respectively.

SUN COMMUNITIES, INC.
Financial Covenants

Pursuant to the terms of the Senior Credit Facility, we are subject to various financial and other covenants. The most restrictive financial covenants for the Senior Credit Facility are as follows:

Covenant	Requirement	As of September 30, 2022
Maximum leverage ratio	<65.0%	30.8%
Minimum fixed charge coverage ratio	>1.40	4.07
Maximum dividend payout ratio	<95.0%	43.7%
Maximum secured leverage ratio	<40.0%	11.5%

In addition, we are required to maintain the following covenants with respect to the senior unsecured notes payable:

Covenant	Requirement	As of September 30, 2022
Total debt to total assets	≤60.0%	39.0%
Secured debt to total assets	≤40.0%	17.3%
Consolidated income available for debt service to debt service	≥1.50	5.33
Unencumbered total asset value to total unsecured debt	≥150.0%	351.7%

As of September 30, 2022, we were in compliance with the above covenants and do not anticipate that we will be unable to meet these covenants in the near term.

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

In July 2022, we entered into two treasury rate lock contracts with an aggregate notional value of $200.0 million to hedge interest rate risk associated with the future issuance of long-term fixed rate debt. The benchmark interest rate used is the on-the-run 10-year U.S. Treasury. We also entered into two interest rate swap agreements to hedge variable rate borrowings of £400.0 million (equivalent to $445.3 million as of September 30, 2022) under the term loan on the Senior Credit Facility. The interest rate swaps locked in a total fixed rate, inclusive of spread, of 3.67 percent through the term loan maturity date of April 7, 2025.

Long-term Financing and Capital Requirements

Long-term Financing

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, expansion and development of properties, other nonrecurring capital improvements and Operating Partnership unit redemptions through the long-term unsecured and secured indebtedness and the issuance of certain debt or equity securities subject to market conditions. If current market and economic conditions, including relating to, among other things, interest rates, currency fluctuations, equity valuations and inflation, continue or worsen, our ability to obtain debt and equity capital in the long term on attractive terms may be adversely affected.

We had unrestricted cash on hand as of September 30, 2022 of $101.1 million. As of September 30, 2022, there was $2.0 billion of remaining capacity on the Senior Credit Facility. At September 30, 2022 we had a total of 507 unencumbered MH, RV and Marina properties.

SUN COMMUNITIES, INC.
From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, issue unsecured notes, obtain other debt financing or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the MH, RV and Marina industries at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those markets could make borrowing more difficult to secure, more expensive or effectively unavailable. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing unsecured indebtedness as maturities become due. See "Risk Factors" in Part I, Item 1A of our 2021 Annual Report. If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of September 30, 2022, our net debt to enterprise value was 27.5 percent (assuming conversion of all common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series C preferred OP units, Series D preferred OP units, Series E preferred OP units, Series F preferred OP units, Series G preferred OP units, Series H preferred OP units and Series J preferred OP units to shares of common stock). Our debt has a weighted average interest rate of 3.4 percent and a weighted average years to maturity of 8.8 years.

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

GTSC - During September 2019, GTSC entered into a warehouse line of credit with a maximum loan amount of $125.0 million. The line of credit was subsequently amended in September 2020, May 2021 and December 2021 with the maximum amount increased to $255.0 million, with an option to increase to $275.0 million subject to the lender's consent. As of September 30, 2022, and December 31, 2021 the aggregate carrying amount of debt, including both our and our partner's share, incurred by GTSC was $275.0 million (of which our proportionate share is $110.0 million), and $243.1 million (of which our proportionate share is $97.2 million), respectively. The debt bears interest at a variable rate based on a Commercial Paper or adjusted Secured Overnight Financing Rate plus 1.65 percent per annum and matures on December 15, 2025.

Sungenia JV - During May 2020, Sungenia JV, entered into a debt facility agreement with a maximum loan amount of $27.0 million Australian dollars, or $17.4 million converted at the September 30, 2022 exchange rate. During July 2022, the maximum amount was increased to $50.0 million Australian dollars, or $32.3 million converted at the September 30, 2022 exchange rate. As of September 30, 2022 and December 31, 2021, the aggregate carrying amount of the debt, including both our and our partners' share, incurred by Sungenia JV was $5.6 million (of which our proportionate share is approximately $2.8 million), and $6.3 million (of which our proportionate share is $3.1 million), respectively. The debt bears interest at a variable rate based on the BBSY rate plus 1.35 percent per annum and matures on June 30, 2027.

SUN COMMUNITIES, INC.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains various "forward-looking statements" within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this document that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as "forecasts," "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projected," "projections," "plans," "predicts," "potential," "seeks," "anticipates," "anticipated," "should," "could," "may," "will," "designed to," "foreseeable future," "believe," "believes," "scheduled," "guidance," "target" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this document, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under "Risk Factors" in our 2021 Annual Report, and in our other filings with the SEC, from time to time, such risks and uncertainties and other factors include, but are not limited to:

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
•Our ability to maintain compliance with covenants contained in our debt facilities and our unsecured notes;
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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward-looking statements included or incorporated by reference into this document, whether as a result of new information, future events, changes in our expectations or otherwise, except as required by law.

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

Our variable rate debt totaled $1.4 billion and $624.8 million as of September 30, 2022 and 2021, respectively. As of September 30, 2022, our variable debt bore interest at the Adjusted Term SOFR, the Adjusted Eurocurrency Rate, the Daily RFR, the Australian BBSY rate, the Daily SONIA Rate or the Canadian Dollar Offered Rate, and the Eurodollar rate or Prime rate plus a margin. As of September 30, 2021, our variable debt bore interest at the Adjusted Eurocurrency Rate or the Australian BBSY rate, plus a margin, and the Eurodollar rate or Prime rate. If the above rate increased or decreased by 1.0 percent, our interest expense would have increased or decreased by $10.3 million and $7.1 million for the nine months ended September 30, 2022 and 2021, respectively, based on the $1.4 billion and $945.7 million average balances outstanding under our variable rate debt facilities, respectively. Our variable rate debt, interest expense and average balance outstanding under our variable rate debt facility includes the impact of hedge activity.

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

At September 30, 2022 and December 31, 2021, our shareholder's equity included $1.1 billion from our investments and operations in Canada, Australia and the United Kingdom and $663.6 million from our investments and operations in Canada and Australia, which collectively represented 13.8 percent and 9.9 percent of total shareholder's equity, respectively. Based on our sensitivity analysis, a 10.0 percent strengthening of the U.S. dollar against the Canadian dollar, Australian dollar and Pounds sterling would have caused a reduction of $109.3 million and $66.4 million to our total shareholder's equity at September 30, 2022 and December 31, 2021, respectively.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at September 30, 2022. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022.

In April 2022, we completed the acquisition of Park Holidays and are currently integrating Park Holidays into our operations, compliance program and internal control processes. Park Holidays constituted approximately 15 percent of our total assets as of September 30, 2022, including the goodwill and other intangible assets recorded as part of the purchase price allocation, and 11 percent of our revenues for the nine months ended September 30, 2022. SEC regulations allow companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition. We have excluded the acquired operations of Park Holidays from our assessment of our internal control over financial reporting for the nine months ended September 30, 2022.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COMMUNITIES, INC.
PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Legal Proceedings Arising in the Ordinary Course of Business

Refer to "Legal Proceedings" in Part 1 - Item 1 - Note 16, "Commitments and Contingencies," in our accompanying Consolidated Financial Statements.

Environmental Matters

Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed an applied threshold not to exceed $1.0 million. Applying this threshold, there are no environmental matters to disclose for the three months ended September 30, 2022.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Holders of our OP units have converted the following units during the three months ended September 30, 2022:

		Three Months Ended
		September 30, 2022
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)
Common OP units	1.0000	135,881	135,881
Series A-1 preferred OP units	2.4390	2,001	4,876
Series E preferred OP units	0.6897	5,000	3,448
Series I preferred OP units	0.6098	922,000	562,195
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.

All of the securities described above were issued in private placements in reliance on Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.

Purchases of Equity Securities

The following table summarizes our common stock repurchases during the three months ended September 30, 2022:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Period	(a)	(b)	(c)	(d)
July 1, 2022 - July 31, 2022	2,535	$160.54	—	$—
August 1, 2022 - August 31, 2022	98	$167.56	—	$—
September 1, 2022 - September 30, 2022	182	$142.52	—	$—
Total	2,815	$159.61	—	$—

During the three months ended September 30, 2022, we withheld 2,815 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.

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

Dated: October 25, 2022	By:	/s/ Fernando Castro-Caratini
Fernando Castro-Caratini, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)