Form 10-K
period 2022-12-31
SUN COMMUNITIES INC
filed 2023-02-23
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

SUN COMMUNITIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	1-12616	38-2730780
(State of Incorporation)	Commission file number	(I.R.S. Employer Identification No.)

27777 Franklin Rd,	Suite 300,	Southfield,	Michigan	48034
(Address of Principal Executive Offices)				(Zip Code)
(248) 208-2500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	SUI	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☒	☐	☐	☐	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the registrant's stock held by non-affiliates was $19,130,159,251 (computed by reference to the closing sales price of the registrant's common stock as of June 30, 2022). For this computation, the registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

Number of shares of Common Stock, $0.01 par value per share, outstanding as of February 16, 2023: 124,099,219

Documents Incorporated By Reference

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by Part III is incorporated by reference to the registrant's proxy statement to be filed pursuant to Regulation 14A, with respect to the registrant's 2023 annual meeting of shareholders.

SUN COMMUNITIES, INC.

SUN COMMUNITIES, INC.
PART I

ITEM 1. BUSINESS

GENERAL OVERVIEW

Sun Communities, Inc., a Maryland corporation, and all wholly-owned or majority-owned and controlled subsidiaries, including Sun Communities Operating Limited Partnership, a Michigan limited partnership (the "Operating Partnership"), Sun Home Services, Inc., a Michigan corporation ("SHS"), Safe Harbor Marinas, LLC ("Safe Harbor") and Sun UK Holding LLC (together with its subsidiaries, "Park Holidays") are referred to herein as the "Company," "we," "us," "or," and "our."

We are a fully integrated real estate investment trust ("REIT"). We own manufactured housing ("MH") and recreational vehicle ("RV") communities and marinas in the United States ("U.S."), the United Kingdom ("UK") and Canada (marinas and, together with MH and RV, the "properties"). We self-administer, self-manage, and operate or hold an interest in, and develop the majority of our properties and a select number of our communities are operated by independent third party contractors on our behalf under management agreements. Others are operated by lessees under ground lease arrangements. Together with our affiliates and predecessors, we have been in the business of operating, acquiring, developing and expanding MH and RV communities since 1975 and marinas since 2020.

We lease individual parcels of land ("sites"), with utility access for the placement of manufactured homes and RVs to our MH and RV customers. Our MH communities are designed to offer affordable housing to individuals and families, while also providing certain amenities. In the UK, our MH communities are referred to as holiday parks and are predominantly located at irreplaceable seaside locations in the south of England. Our RV communities are designed to offer affordable vacation opportunities to individuals and families complemented by a diverse selection of high-quality amenities.

The majority of our marinas are concentrated in coastal regions. Our marinas offer wet slip and dry storage space leases, end-to-end service (such as routine maintenance, repair and winterization), fuel sales and other high-end amenities. These services and amenities offer convenience and resort-quality experiences to our members and guests.

As of December 31, 2022, we owned and operated, directly or indirectly, or had an interest in, a portfolio of 669 properties located in the U.S., the UK and Canada, including 353 MH communities, 182 RV communities, and 134 marinas. As of December 31, 2022, the properties contained an aggregate of 227,541 developed sites comprised of 118,204 developed MH sites, 30,333 annual RV sites (inclusive of both annual and seasonal usage rights), 31,181 transient RV sites, and 47,823 wet slips and dry storage spaces. Additionally, we own or control land to support developing and expanding nearly 16,200 additional MH and RV sites suitable for development.

Through SHS, a taxable REIT subsidiary, we market, sell, and lease new and pre-owned homes to current and future residents in our MH communities. The operations of SHS support and enhance our occupancy levels, property performance and cash flows.

Our executive and principal property management office is located at 27777 Franklin Road, Suite 300, Southfield, Michigan 48034 and our telephone number is (248) 208-2500. We also have principal offices in Dallas, Texas, and in Bexhill-on-Sea, East Sussex, UK. We have regional property management offices throughout the U.S. We employed an aggregate of 7,594 full and part time employees as of December 31, 2022.

Our website address is www.suncommunities.com and we make available, free of charge, on or through our website all of our periodic reports, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and current reports on Form 8-K, as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission (the "SEC"). Additionally, the SEC maintains a website at https://www.sec.gov, that contains reports, proxy information statements and other information about us.

SUN COMMUNITIES, INC.
STRUCTURE OF THE COMPANY

The Company is a REIT and the general partner of the Operating Partnership. As the sole general partner of the Operating Partnership, we generally have the power to manage and have complete control over the conduct of the Operating Partnership's affairs and all decisions or actions made or taken by us as the general partner pursuant to the partnership agreement are generally binding upon all of the partners and the Operating Partnership.

The Operating Partnership is structured as an umbrella partnership REIT ("UPREIT"). We conduct substantially all of our operations through the Operating Partnership, which, directly or indirectly through other subsidiaries, owns substantially all of our assets. This UPREIT structure enables us to comply with certain complex requirements under the federal tax rules and regulations applicable to REITs, and to acquire properties in transactions that defer some or all of the sellers' tax consequences. The financial results of the Operating Partnership and our other subsidiaries are consolidated in our Consolidated Financial Statements. The financial results of the Operating Partnership include certain activities that do not necessarily qualify as REIT activities under the Internal Revenue Code of 1986, as amended (the "Code"). We have formed taxable REIT subsidiaries, as defined in the Code, to engage in such activities. We use taxable REIT subsidiaries to offer certain services to our residents and engage in activities that would not otherwise be permitted under the REIT rules if provided directly by us or by the Operating Partnership. The taxable REIT subsidiaries include our home sales business, SHS, which provides manufactured home sales, leasing, and other services to current and prospective tenants of our properties. Currently, all of our UK operations are conducted through taxable REIT subsidiaries.

Under the partnership agreement, the Operating Partnership is structured to make distributions with respect to certain of the Operating Partnership units ("OP units") at the same time that distributions are made to our common shareholders. The Operating Partnership is structured to permit limited partners holding certain classes or series of OP units to exchange those OP units for shares of our common stock (in a taxable transaction) and achieve liquidity for their investment.

SUN COMMUNITIES, INC.
We own 95.4% of all of the OP Units and the limited partners of the Operating Partnership own the rest. The following table sets forth:

•The various series of OP units and the number of units of each series outstanding as of December 31, 2022;
•The relative ranking of the various series of OP units with respect to rights to the payment of distributions and the distribution of assets in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Operating Partnership;
•The number of shares of our common stock issuable upon the exchange of each OP unit of the applicable series;
•The annual distribution rate on each series of OP units; and
•Information regarding the terms of redemption rights for each series of OP units, as applicable.

Ranking	Description	OP Units Outstanding at December 31, 2022	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption(3)	Redemption Period
1	Preferred OP units (or "Aspen preferred OP units")	1,258,819(4)	Variable(5)	Variable(6)	Mandatory	Variable(7)
1	Series A-1 preferred OP units	207,548	2.439	6.0%	N/A	N/A
2	Series C preferred OP units	306,013	1.11	5.0%	N/A	N/A
3	Series D preferred OP units	488,958	0.8	4.0%	Holder's Option	Any time after earlier of January 31, 2024 or death of holder
4	Series E preferred OP units	80,000	0.6897	5.5%	N/A	N/A
5	Series F preferred OP units	90,000	0.625	3.0%	Holder's Option	Any time after earlier of May 14, 2025 or death of holder
6	Series G preferred OP units	240,710	0.6452	3.2%	Holder's Option	Any time after earlier of September 30, 2025 or death of holder
7	Series H preferred OP units	581,367	0.6098	3.0%	Holder's Option	Any time after earlier of October 30, 2025 or death of holder
8	Series J preferred OP units	240,000	0.6061	2.85%	Holder's Option	During the 30-day period following a change of control of the Company or any time after April 21, 2026
9	Series A-3 preferred OP units	40,268	1.8605	4.5%	N/A	N/A
10	Common OP units	126,463,507(8)	1.0	Same distribution rate for common stock and common OP units	N/A	N/A
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
(4) Of the outstanding Aspen preferred OP units, 270,000 are designated as "Aspen 2034 Units."
(5) At any time prior to January 1, 2024 (or prior to January 1, 2034 with respect to the Aspen 2034 Units), at the holder's option, each Aspen preferred OP unit may be exchanged into: (a) if the average closing price of our common stock for the preceding ten trading days is $68.00 per share or less, 0.397 common OP units, or (b) if the 10-day average closing price of our common stock is greater than $68.00 per share, the number of common OP units is determined by dividing (i) the sum of (A) $27.00 plus (B) 25.0% of the amount by which the 10-day average closing price exceeds $68.00 per share, by (ii) the 10-day average closing price.
(6) The annual distribution rate for Aspen 2034 Units is 3.8%. The annual distribution rate on all other Aspen preferred OP units is equal to the 10-year U.S. Treasury bond yield plus 239 basis points; provided, however, that such aggregate distribution rate shall not be less than 6.5% nor more than 9.0%.
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
(8) Of the 126,463,507 Common OP units 124,044,803, or 98.1% were held by us, and 2,418,704, or 1.9% were owned by various limited partners.

SUN COMMUNITIES, INC.
REAL PROPERTY OPERATIONS

Throughout this report, we use the terms resident to represent a "resident," in the U.S. and a "customer" in the UK.

An MH community is a residential subdivision with sites for the placement of manufactured homes, related improvements and amenities. Manufactured homes are detached single‑family homes that are produced off‑site by manufacturers and installed on site within the community. Manufactured homes are available in a wide array of designs, providing owners with a level of customization generally unavailable in multi-family housing complexes. Modern MH communities contain improvements similar to other garden‑style residential developments, including centralized entrances, paved streets, curbs, gutters and parkways. In addition, these communities also often provide a number of amenities, such as a clubhouse, a swimming pool, basketball courts, shuffleboard courts, tennis courts and laundry facilities.

An RV community is a resort with sites for the placement of RVs for varied lengths of time. RV communities may also provide vacation rental homes and may include a number of amenities such as restaurants, golf courses, swimming pools, water parks, tennis courts, fitness centers, planned activities and spacious social facilities.

In 2021, we began to rebrand select RV communities under the "Sun Outdoors" umbrella. Sun Outdoors offers tent camping, RV sites and vacation rentals with world-class amenities in the U.S. and Canada. We believe the Sun Outdoors brand supports our competitive advantage in the outdoor market. Implementation of the Sun Outdoors brand at select RV communities is expected to be completed by the end of March 2023. Implementation consists of the conversion of the communities's digital presence (website, Facebook, reservation software and other internal systems) and the replacement of signage at the communities.

A marina is a specially-designed harbor that can be located on oceans, lakes, bays or rivers and typically includes dry storage systems that provide storage solutions for the placement of vessels ranging in size from small boats to super yachts for varied lengths of time. Dry storage systems also allow for the required maintenance of the vessels that we store. Marinas also provide ancillary services, such as fuel stations, ship stores, restaurants, swimming pools, cabin and lodging rentals, boat rentals, tennis courts, fitness centers, shower and laundry facilities, planned activities and other services to create a robust member experience.

Renters at our MH and RV communities lease the site on which a manufactured home, RV or vacation rental home is located. We typically own the underlying land, utility connections, streets, lighting, driveways, common area amenities, and other capital improvements and are responsible for enforcement of community guidelines and maintenance. In certain MH and RV communities, we do not own all of the underlying land and operate the communities pursuant to ground leases. Certain communities provide water and sewer service through public or private utility companies, while other communities provide these services to residents from on-site facilities. Each owner of a home within our properties is responsible for the maintenance of the home and leased site. As a result, our capital expenditure needs tend to be less significant relative to multi-family rental apartment complexes.

Renters at our marinas lease the wet slip or dry storage space on which a vessel is stored. We typically own the underlying land, building improvements, dock improvements, site improvements and other on-site amenity structures. Because we own the facilities and improvements on the land or submerged land at those marinas, we are responsible for the capital improvements and maintenance. In certain marinas, we do not own all of the underlying land and operate the marinas pursuant to ground leases.

We compete with other available MH and RV communities, and alternative forms of housing (such as on-site constructed homes, apartments, condominiums and townhouses) as they provide housing alternatives to potential tenants of MH and RV communities. We also compete with other available marinas in the U.S.

PROPERTY MANAGEMENT

Our property management strategy emphasizes intensive, detail-oriented, hands-on management by dedicated, on-site MH and RV community and marina managers. We believe our focus on creating an exceptional resident, guest and member experience creates a competitive advantage. It enables us to continually monitor and address concerns, the performance of competitive properties and local market conditions. As of December 31, 2022, of our 7,594 employees, 610 were located on-site as property managers, and of those, 94.8% were full-time employees.

SUN COMMUNITIES, INC.
Our MH and RV property managers in the U.S. and Canada are overseen by our Chief Operating Officer and Executive Vice President, four Senior Vice Presidents of Operations and Sales, 11 Divisional Vice Presidents and 45 Regional Vice Presidents. Each Regional Vice President oversees one to 16 properties and is responsible for regular property inspections, oversight of property operations and sales functions, semi-annual market surveys of competitive communities and interaction with local manufactured home dealers. Each property manager performs regular inspections in order to monitor the physical condition of properties and to effectively address tenant concerns. In addition to an on-site manager, each district or property has on-site maintenance personnel and management support staff. We hold mandatory training sessions for all new property management personnel to ensure that policies and procedures are executed effectively and professionally. All of our property management personnel participate in on-going training to ensure that changes to policies and procedures are implemented consistently. Our internal training program has led to increased knowledge and accountability for daily operations and policies and procedures.

Park Holidays' MH and RV property managers are overseen by a Chief Executive Officer of Park Holidays, a Chief Operating Officer, a Commercial Director, and two Regional Operations Directors who are responsible for oversight of operations.

Our marina business is overseen by a Chief Executive Officer of Safe Harbor, three Executive Vice Presidents of Operations and 18 Regional Vice Presidents who are responsible for regular marina inspections and oversight of operations.

HOME SALES AND RENTALS

We are engaged in the marketing, selling and leasing of new and pre-owned homes to residents in our communities through SHS in the U.S. and Park Holidays in the UK. Because tenants often purchase a home already on-site within a community, the services SHS and Park Holidays provide enhance occupancy and property performance. Additionally, because many of the homes on the properties are sold through SHS and Park Holidays, better control of home quality in our communities can be maintained than if sales services were conducted solely through third-party brokers.

SHS also leases homes to prospective tenants. As of December 31, 2022, SHS's portfolio consists of 9,334 occupied leased homes. New and pre-owned homes are purchased for our Rental Program. Leases associated with our Rental Program generally have a term of one year. The Rental Program requires management of costs associated with repair and refurbishment of these homes as the tenants vacate and the homes are re-leased. In 2022, we received over 55,400 applications to live in our MH and RV properties, providing a significant "resident onboarding" system that allows us to market the purchase of a home to qualified applicants. Through our Rental Program, we demonstrate our product and lifestyle to the renters, while monitoring their payment history and converting qualified renters to owners.

Park Holidays also rents homes for short-stays to allow people to experience the community park and facilities. Their short-stay experiences may, in turn, lead guests to ultimately purchase a home in a Park Holidays community. Holiday makers drive the pipeline for future home sales opportunities.
Our home sales and leasing operations compete with other national, and local MH dealers and MH community owners and other holiday park owners in the U.S. and UK.

MARINA MEMBER BASE

We are engaged in the marketing and leasing of wet slips and dry storage spaces and have over 47,800 members throughout our marina network as of December 31, 2022.

SITE LEASES OR USAGE RIGHTS

Typical tenant leases for MH sites in the U.S. are year-to-year or month-to-month, renewable upon the consent of both parties, or, in some instances, as provided by statute. Certain of our leases, mainly at our Florida and California properties, are tied to the consumer price index or other indices as they relate to rent increases. Generally, market rate adjustments are made on an annual basis. These leases are cancellable for non-payment of rent, violation of community rules and regulations or other specified defaults. During the five calendar years ended December 31, 2022, on average less than 1.0% of the homes in our MH communities have been removed by their owners and 6.4% of the homes have been sold by their owners to a new owner who then assumes rental obligations as a community resident. On average, our residents remain in our communities for approximately 14 years. Sites license fees for MH sites in the UK are for a term of 20 and 30 years depending on the product originally purchased. The holiday home owner must pay an annual site fee for their holiday home to remain on the property. On average, Park Holidays home owners remain in the communities for over seven years.

SUN COMMUNITIES, INC.
Typical resident agreements for RV sites are year-to-year or from move-in date until the end of the current calendar year. Generally, increases and market rate adjustments are made on an annual basis. These agreements are cancellable for non-payment of rent, violation of community rules and regulations or other specified defaults.

Leases for wet slips and dry storage spaces at our marinas are year-to-year, season-to-season, month-to-month, or transient by night, renewable upon the consent of both parties. On average, our members maintain leases in our marinas for approximately 7.5 years.

ACQUISITIONS

During the year ended December 31, 2022, we acquired 61 MH and RV communities, totaling 21,795 sites and 2,655 development sites, and eight marinas totaling 2,552 wet slips and dry storage spaces, for a total purchase price of approximately $2.2 billion. This includes our acquisition of Park Holidays at an enterprise value of £950.0 million, or approximately $1.2 billion.

EXPANSION / DEVELOPMENT

During the year ended December 31, 2022, we completed the construction of over 2,000 sites at six ground-up developments and 11 expansion properties.

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

CULTURE

We are taking deliberate actions to foster a growth culture that is grounded in our vision and culture statements: We are an inspired, engaged and collaborative team committed to providing extraordinary service to our residents, guests and team members. Together as one team, we embrace the following seven key behaviors that make our company a great place to work:

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

•Our internal training program offers over 120 courses to our team members on a range of topics, including leadership, communication, inclusion and diversity, software and operations. Our internal training program has led to increased knowledge and accountability for daily operations and policies and procedures. In 2022, team members logged over 71,500 hours of training.
•We hold mandatory ongoing training sessions for all property management personnel to ensure that policies and procedures are executed effectively, professionally and consistently.
•New team members are required to complete information security training, and safety and compliance-related training, with routine refreshers at least annually on critical topics.

We are dedicated to attracting, developing and retaining our talent, focusing our efforts on ensuring that the returning seasonal team member pipeline remains robust each year and our annual talent management processes focus on the professional development of salaried team members. As of December 31, 2022, 11% of our employees had over 10 years' tenure.

Our compensation philosophy, aimed to apply merit-based, equitable compensation practices, is designed to attract and retain top talent. For eligible team members, we offer competitive salary, health, welfare, retirement and pet insurance benefits, tuition reimbursement and rent / vacation discounts at our properties.

INCLUSION, DIVERSITY, EQUITY AND ACCESSIBILITY ("IDEA")

We make it a priority to recognize and appreciate the diverse characteristics that make individuals unique in an atmosphere that promotes and celebrates individual and collective achievement. We believe it's not just about gender or race, but about being diverse in thoughts, life and work experiences. Our inclusive environment challenges, inspires, rewards and transforms our team to be the best. We do not tolerate harassing, discriminatory or retaliatory conduct as such conduct is prohibited and inconsistent with our policies, practices and philosophy. We continue to put our resources and energy into strategies and initiatives to create a more equitable environment.

Workforce Diversity

We believe we are a stronger organization when our workforce represents a diversity of ideas and experiences. We value and embrace diversity in our employee recruiting, hiring and development practices. As of December 31, 2022, 41% of our employees were female, 22% of our employees (excluding those in Canada and the UK) were racially or ethnically diverse, and 44% of our employees were aged 50 years and older, with approximately 22% being aged 60 years and older.

Training and Resources

We offer training and resources on diversity, equity and inclusion to our employees. Diversity education and training programs for our team focus on unconscious bias, gender identity and transitions, generational differences, religion in the workplace, and self-awareness and self-assessments.

SUN COMMUNITIES, INC.
PAY EQUITY

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
•On an annual basis, the performance of all team members is evaluated and merit increases are allocated based on performance. This process ensures equitable performance review and corresponding pay practices that attract, retain and reward top talent.
•In 2022, in compliance with UK regulations, Park Holidays conducted a gender pay gap analysis and published its 2021-2022 Gender Pay Gap Report in March 2022. Through its annual pay review process, Park Holidays conducts an analysis to ensure that equity is a key consideration and make adjustments to address any identified issues or risks. As a result of its February 2022 pay review, a total of 571 Park Holidays team members or 55% of its team members received some level of pay increase in 2022.

BUSINESS INTEGRITY

Our Code of Conduct and Business Ethics is grounded in our commitment to do the right thing. It serves as the foundation of our approach to ethics and compliance, and our anti-corruption compliance program is focused on conducting business in a fair, ethical and legal manner.

WORKPLACE HEALTH AND SAFETY

We actively seek opportunities to minimize health, safety and environmental risks to our team members, residents, and guests we serve in our communities by utilizing safe operating procedures and practices:

•As part of our commitment to safety, we oversee annual safety training programs for all employees to provide tools and safeguards for accident prevention. Our managers are responsible for ensuring that team members receive the appropriate training to perform their jobs safely;
•All team members participate in safety training during the onboarding process, and thereafter, team members in the field complete an annual safety training course; and
•We uphold a safe workplace by complying with safety and health laws and regulations, maintaining internal requirements and remediating risks. Senior leadership review safety concerns throughout the year on regular site visits, and we also conduct comprehensive safety inspections annually on a subset of properties on a rolling basis.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE ("ESG"): OUR COMMITMENT TO A SUSTAINABLE FUTURE

We embrace a company-wide commitment to ESG goals through various programs and everyday business practices. We are fully committed to reducing our environmental impact across the scope of our operations and through the services we deliver to our residents and guests. We continue to identify opportunities to invest in energy-efficient technology, water efficiency and waste reduction strategies throughout our communities and corporate headquarters. By conserving natural resources, reducing our carbon footprint and participating in efforts to protect the environment through our Sun Unity program in the U.S., having a number of locally based initiatives on our properties in the UK, such as beach cleaning, and actively participating in locally organized volunteer and sponsorship activities across our marina network in the U.S., we strive to achieve our environmental sustainability goals. In 2022, our team members reported over 9,400 volunteer hours, an increase of nearly 67% compared to the prior year.

We recognize the important opportunity of providing access to affordable and sustainable housing. Our business contributes to a vitally important function in our economy by providing high-quality, affordable housing that accommodates all-age and age-restricted communities. Manufactured homes cost approximately 51% less per square foot than conventional site-built homes, expanding the opportunity for residents to own their home, despite an ever-increasing housing affordability gap. Our homes provide more space at less cost per square foot compared to other options.

SUN COMMUNITIES, INC.
Climate Change Goals

Climate change is the challenge of our lifetime and poses a clear threat and challenge to the real estate sector, as buildings contribute up to 30% of global annual greenhouse gas ("GHG") emissions. Climate change impacts are material to our overall value as well as our ability to serve our residents, guests, team members, investors and other stakeholders. We are committed to reducing our GHG emissions and working to improve upon the environmental performance of the communities and properties within our portfolio.

In 2022, we adopted goals to achieve Carbon Neutrality by 2035 and Net Zero Emissions by 2045. These commitments are part of a concerted effort to significantly reduce our greenhouse gas emissions and ultimately reach net-zero emissions to limit global warming and prevent the adverse effects of climate change.

•Our Carbon Neutrality goal is inclusive of direct and indirect emissions from our operations, development and maintenance activities;
•Our Net Zero Emissions goal expands the Carbon Neutrality commitment to our supply chain and franchisees; and
•The scope of our commitment will be seen across all our properties as we work toward achieving our climate change goals through various means, including:
i.Renewable Energy – Expanding the use of renewable energy throughout our portfolio through additional on-site energy generation, the purchase of off-site generated energy, and Renewable Energy Certificates (RECs);
ii.Green Building – Increasing the use of certified energy efficient manufactured homes, including ENERGY STAR®, in its communities as well as energy-efficient lighting and building control systems;
iii.Waste – Reducing total waste and increasing diversion from landfills by evaluating all disposal options locally available, including recycling, and adopting the best solution(s) at each property; and
iv.Material Procurement – Partnering with our supply chain and consultants to collect emissions data on products and services.

We set the key milestones listed below to help track our progress toward achieving carbon neutrality by 2035:

•2025: Baseline Year to establish data sources for emissions categories;
•2030: 50% absolute reduction from 2025 baseline; and
•2032: 80% absolute reduction from 2025 baseline.

SUN COMMUNITIES, INC.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains various "forward-looking statements" within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this document that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as "forecasts," "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projected," "projections," "plans," "predicts," "potential," "seeks," "anticipates," "anticipated," "should," "could," "may," "will," "designed to," "foreseeable future," "believe," "believes," "scheduled," "guidance," "target" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this document, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under "Risk Factors" in this Annual Report on Form 10-K, and in our other filings with the SEC, from time to time, such risks, uncertainties and other factors include but are not limited to:

•Outbreaks of disease and related restrictions on business operations;
•Changes in general economic conditions, including inflation, deflation and energy costs, the real estate industry and the markets within which we operate;
•Difficulties in our ability to evaluate, finance, complete and integrate acquisitions, developments and expansions successfully;
•Our liquidity and refinancing demands;
•Our ability to obtain or refinance maturing debt;
•Our ability to maintain compliance with covenants contained in our debt facilities and our unsecured notes;
•Availability of capital;
•Changes in foreign currency exchange rates, including between the U.S. dollar and each of the Canadian dollar, Australian dollar and Pound sterling;
•Our ability to maintain rental rates and occupancy levels;
•Our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
•Increases in interest rates and operating costs, including insurance premiums and real estate taxes;
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

As of December 31, 2022, 150 of our MH and RV communities and marinas, representing 21.7% of developed sites, are located in Florida; 91 communities, representing 16.3% of developed sites, are located in Michigan; 55 communities, representing 9.4% of developed sites, are located in the UK; 48 communities, representing 6.4% of developed sites, are located in California; and 34 communities, representing 5.9% of developed sites, are located in Texas. As of December 31, 2022, we have revenue concentrations of marinas in Florida, Rhode Island and New York of approximately 34.3%, 9.9% and 6.7%, respectively. As a result of the geographic concentration of our MH and RV communities in Florida, Michigan, the UK, California and Texas, and of our marinas in Florida, Rhode Island and New York, we are exposed to the risks of downturns in local economies or other local real estate market conditions which could adversely affect occupancy rates, rental rates and property values in these markets.

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

The following factors, among others, may adversely affect the revenues generated by our properties:

•Outbreaks of disease such as Covid-19 and related restrictions on business operations;
•The international, national and local economic climate which may be adversely impacted by, among other factors, plant closings, industry slowdowns and inflation;
•Local real estate market conditions such as the oversupply of MH and RV sites or a reduction in demand for MH and RV sites in an area, and an oversupply of, or a reduced demand for, manufactured homes;
•A decrease in the number of people interested in the RV lifestyle or boating;
•Changes in foreign currency exchange rates, including between the U.S. dollar and each of the Canadian dollar, the Australian dollar and Pound sterling;
•The number of repossessed homes in a particular market;
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
•Zoning or other environmental regulatory restrictions;

SUN COMMUNITIES, INC.
•Competition from other available MH and RV communities and alternative forms of housing (such as apartment buildings and site-built single-family homes), and other marinas;
•Our ability to effectively manage, maintain and insure our properties;
•Increased operating costs, including insurance premiums, real estate taxes and utilities; and
•The enactment of rent control laws or laws taxing the owners of manufactured homes.

We may not be able to integrate or finance our expansion and development activities.

We build and develop new MH and RV communities and marinas and we expand existing communities and marinas. Our construction and development pipeline may be exposed to the following risks which are in addition to those risks associated with the ownership and operation of established MH and RV communities and marinas:

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

The MH, RV and marina industries are highly-fragmented. There is competition within the MH, RV and marina markets we currently serve and in new markets that we may enter. We have international, national and regional competitors in the MH, RV and marina markets. Our properties are located in developed areas that include other MH and RV communities, and marinas. The number of competitive MH and RV communities and marinas in a particular area could have a material adverse effect on our ability to lease sites and increase rents charged at our properties or at any newly acquired properties. We may be competing with others with greater resources. In addition, other forms of multi‑family residential properties, such as private and federally funded or assisted multi-family housing projects and single‑family housing, provide housing alternatives to potential tenants of MH and RV communities.

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

Extreme weather or weather-related conditions and other natural disasters, including hurricanes, flash floods, sea-level rise, tornadoes, wildfires or earthquakes, may interrupt our operations, damage our properties and reduce the number of customers who utilize our properties in the affected areas. Many of our properties are on coastlines that are subject to hurricane seasons, flash flooding and sea level rise; in areas adversely affected by wildfires, such as the western U.S.; and in earthquake-prone areas, such as the West Coast. If there are prolonged disruptions at our properties due to extreme weather or natural disasters, our results of operations and financial condition could be materially adversely affected.

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

While they are unpredictable, the impacts of climate change may change residential migration and vacation trends, which could reduce demand for our properties. If the areas in which our properties are located become less desirable places to live or vacation, the value of our properties and their ability to generate revenue may be materially adversely affected.

In addition, changes in federal, state, local and foreign legislation and regulation based on concerns about climate change, as well as voluntary measures we take to combat climate change, could result in increased capital expenditures at our properties. For example, these could include expenditures to improve energy efficiency, improve resistance to inclement weather and for infrastructure improvement to support existing and emerging low-carbon technologies. These expenditures may not result in a corresponding increase in revenue, resulting in material adverse impacts to our financial results.

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

SUN COMMUNITIES, INC.
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

We are subject to additional risks from our international investments.

Park Holidays represents our first major investment in the UK. We may also pursue other significant acquisition opportunities outside the U.S. Our ownership of Park Holidays and any other international investments subjects us to additional risks, including:

•The laws, rules and regulations applicable in such jurisdictions outside of the U.S., including those related to property ownership by foreign entities, consumer and data protection, privacy, network security, encryption, payments and restricting us from removing profits earned from activities within the country to the U.S. (i.e., nationalization of assets located within a country);
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
•Unexpected changes in regulatory requirements, tax, tariffs, trade barriers and other laws within jurisdictions outside the U.S. or between the U.S. and such jurisdictions;
•Potentially adverse tax consequences with respect to our properties;
•The impact of regional or country-specific business cycles and economic instability, including deterioration in political relations with the U.S., instability in, or further withdrawals from, the European Union or other international trade alliances or agreements;
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

We depend on Safe Harbor's management to operate our marina business.

Safe Harbor's operations are separate from our other operations. The successful operation of our marinas depends on our ability to retain key employees with experience in the marina business, including Baxter R. Underwood, who is the Chief Executive Officer of Safe Harbor. The loss of services of Mr. Underwood or other key employees could have a material adverse effect on our ability to operate Safe Harbor. Although Mr. Underwood has entered into an employment and non-competition agreement, upon certain events he will have the option to eliminate the non-competition covenant by foregoing certain compensation and other benefits. We do not currently maintain or contemplate obtaining any "key-man" life insurance on any of the key employees of Safe Harbor.

SUN COMMUNITIES, INC.
Public health crises, such as the COVID-19 pandemic, could materially and adversely affect our financial condition, operating results and cash flows.

A public health crisis, such as the one experienced during the COVID-19 pandemic, could have material and adverse effects on our ability to successfully operate our business and on our financial condition. The government and societal responses to public health crises, including the COVID-19 pandemic, are highly uncertain and we cannot predict with confidence the impact a public health crisis would have on our operations and financial condition.

Rent control legislation may harm our ability to increase rents.

National, state and local rent control laws in certain jurisdictions may limit our ability to increase rents at our MH properties to recover increases in operating expenses and the costs of capital improvements. Enactment of such laws has been considered from time to time in other jurisdictions. Certain properties are located, and we may purchase additional properties, in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted.

RISKS RELATED TO OUR DEBT FINANCINGS

Our significant amount of debt could limit our operational flexibility or otherwise adversely affect our financial condition, and we may incur more debt in the future.

We have a significant amount of debt. As of December 31, 2022, we had approximately $7.2 billion of total debt outstanding, consisting of approximately $3.2 billion in debt that is secured by mortgage liens on 154 of our properties, $1.8 billion of senior unsecured notes, $2.1 billion on our line of credit and other debt, $35.2 million of mandatorily redeemable preferred equity and $34.0 million of mandatorily redeemable preferred OP units. Including the impact of hedge activity, as of December 31, 2022, approximately 77% of our total debt was fixed rate financing and approximately 23% of our total debt was floating rate financing. If we fail to meet our obligations under our secured debt, the lenders would be entitled to foreclose on all or some of the collateral securing such debt which could have a material adverse effect on us and our ability to make expected distributions, and could threaten our continued viability.

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
•Increases in interest rates will increase the costs of our floating rate debt and make obtaining new debt more expensive;
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

SUN COMMUNITIES, INC.
default. If our properties were foreclosed upon, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected.
Our senior credit facility contains various financial covenants including, but not limited to a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum secured leverage ratio. In addition to our senior credit facility, our senior unsecured notes also contain various covenants including an aggregate debt test, a secured debt test, a debt service test, and a maintenance of total unencumbered assets test. These covenants may restrict our ability to pursue certain business initiatives or certain transactions that might otherwise be advantageous. Furthermore, failure to meet certain of these financial covenants could cause an event of default under and / or accelerate some or all of such indebtedness which could have a material adverse effect on us.

An increase in market interest rates could raise our interest costs on existing and future debt or adversely affect our stock price, and a decrease in interest rates may lead to additional competition for the acquisition of real estate or adversely affect our results of operations.

Our interest costs for any new debt and our current debt obligations may rise if interest rates increase. This increased cost could make the financing of any new acquisition more expensive as well as lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, an increase in interest rates could decrease the access our customers have to credit, thereby decreasing the demand for manufactured homes and recreational vehicles. An increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which could adversely affect the market price of our common stock. Decreases in interest rates may lead to additional competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments. Increased competition for the acquisition of real estate may lead to a decrease in the yields on real estate targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations may be adversely affected.

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

SUN COMMUNITIES, INC.

If we fail to qualify as a REIT in any taxable year, our taxable income could be subject to U.S. federal income tax at regular corporate rates. Moreover, unless entitled to relief under certain statutory provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. This treatment would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability to us for the years involved. In addition, distributions to shareholders would no longer be required to be made.

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

The Bipartisan Budget Act of 2015 changed the rules applicable to U.S. federal income tax audits of partnerships. Under the rules, among other changes and subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction or credit of a partnership (and a partner's allocable share thereof) is determined, and taxes, interest, and penalties attributable thereto are assessed and collected, at the partnership level. Unless the partnership makes an election or takes certain steps to require the partners to pay their tax on their allocable shares of the adjustment, it is possible that partnerships in which we directly or indirectly invest, including the Operating Partnership, would be required to pay additional taxes, interest and penalties as a result of an audit adjustment. We, as a direct or indirect partner of the Operating Partnership and other partnerships, could be required to bear the economic burden of those taxes, interest and penalties even though the Company, as a REIT, may not otherwise have been required to pay additional corporate-level tax. The changes created by these rules are significant for collecting tax in partnership audits and, accordingly, there can be no assurance that these rules will not have a material adverse effect on us.

Our ability to accumulate cash may be restricted due to certain REIT distribution requirements.

In order to qualify as a REIT, we must distribute to our shareholders at least 90% of our REIT taxable income (calculated without any deduction for dividends paid and excluding net capital gain) and to avoid federal income taxation, our distributions must not be less than 100% of our REIT taxable income, including capital gains. As a result of the distribution requirements, we do not expect to accumulate significant amounts of cash. Accordingly, these distributions could significantly reduce the cash available to us in subsequent periods to fund our operations and future growth.

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

The maximum federal tax rate for certain qualified dividends payable to domestic shareholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this reduced rate, although the Tax Cut and Jobs Act permits a 20% deduction equal to the amount of qualifying REIT dividends received, thus bringing the maximum federal tax rate on qualifying REIT dividends to 29.6%. While this rule does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular qualified corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less competitive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the comparative value of the stock of REITs, including our common stock and preferred stock.

Prospective investors should consult their own tax advisors regarding the effect of this change on their effective tax rate with respect to REIT dividends.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

To remain qualified as a REIT for federal income tax purposes, we must continually satisfy requirements and tests under the tax law concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our stock. In order to meet these tests, we may be required to forego or limit attractive business or investment opportunities and distribute all of our net earnings rather than invest in attractive opportunities or hold larger liquid reserves. Therefore, compliance with the REIT requirements may hinder our ability to operate solely to maximize profits.

RISKS RELATED TO RELATED PARTY TRANSACTIONS AND OUR STRUCTURE

Some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests.

Lease of Executive Offices - Gary A. Shiffman, together with certain of his family members, indirectly owns an equity interest of approximately 28.1% in American Center LLC, the entity from which we lease office space for our principal executive offices. Each of Brian M. Hermelin, Ronald A. Klein and Arthur A. Weiss indirectly owns less than one percent interest in American Center LLC. Mr. Shiffman is our Chief Executive Officer and Chairman of the Board. Each of Mr. Hermelin, Mr. Klein and Mr. Weiss is a director of the Company. Under this agreement, we lease approximately 60,261 rentable square feet of permanent space. The lease agreement includes annual graduated rent increases through the initial end date of October 31, 2026. As of December 31, 2022, the average gross base rent was $20.45 per square foot. Each of Mr. Shiffman, Mr. Hermelin, Mr. Klein and Mr. Weiss may have a conflict of interest with respect to his obligations as our officer and / or director and his ownership interest in American Center LLC.

Use of Airplane - Gary A. Shiffman is the beneficial owner of an airplane that we use from time to time for business purposes. During the years ended December 31, 2022, 2021 and 2020, we paid $0.7 million, $0.7 million and $0.3 million for the use of the airplane, respectively. Mr. Shiffman may have a conflict of interest with respect to his obligations as our officer and director and his ownership interest in the airplane.

Telephone Services - Brian M. Hermelin is a principal and a beneficial owner of an entity that installs and maintains emergency telephone systems at our properties. During the years ended December 31, 2022, 2021 and 2020, we paid $0.2 million for these services, respectively. Mr. Hermelin may have a conflict of interest with respect to his obligations as our director and his position with and ownership interest in the provider of these services.

Legal Counsel - Arthur A. Weiss is a partner at Taft Stettinius & Hollister LLP (formerly Jaffe, Raitt, Heuer, & Weiss, Professional Corporation) which acts as our general counsel and represents us in various matters. We incurred legal fees and expenses owed to this law firm of approximately $9.7 million, $10.3 million and $13.3 million in the years ended December 31, 2022, 2021, and 2020, respectively.

Tax Consequences Upon Sale of Properties - Gary A. Shiffman holds limited partnership interests in the Operating Partnership which were received in connection with the contribution of properties from partnerships previously affiliated with him. Prior to any redemption of these limited partnership interests for our common stock, Mr. Shiffman will have tax consequences different from those on us and our public shareholders upon the sale of any of these partnerships. Therefore, we and Mr. Shiffman may have different objectives regarding the appropriate pricing and timing of any sale of those properties.

SUN COMMUNITIES, INC.
Transactions with Immediate Family Members - Adam Shiffman, the son of Gary A. Shiffman, the Company's Chairman, President and Chief Executive Officer, was appointed as the Company's Regional Vice President of Operations and Sales in September 2021. Adam Shiffman's aggregate annual compensation was approximately $135,000 for the fiscal year ended December 31, 2022.

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

Certain provisions of the Maryland General Corporation Law ("MGCL") may have the effect of inhibiting a third-party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our capital stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•"Business combination" provisions that, subject to limitations, prohibit certain business combinations between us and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within the two-year period immediately prior to the date in question) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose fair price and / or supermajority and stockholder voting requirements on these combinations; and
•"Control share" provisions that provide that "control shares" of our company (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of issued and outstanding "control shares") have no voting rights except to the extent approved by our stockholder by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

The provisions of the MGCL relating to business combinations do not apply, however, to business combinations that are approved or exempted by our Board of Directors prior to the time that the interested stockholder becomes an interested stockholder. As permitted by the statute, our Board of Directors has by resolution exempted Milton M. Shiffman, Robert B. Bayer and Gary A. Shiffman, their affiliates and all persons acting in concert or as a group with the foregoing, from the business combination provisions of the MGCL and, consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations between us and these persons. As a result, these persons may be able to enter into business combinations with us that may not be in the best interests of our stockholder without compliance by our company with the supermajority vote requirements and the other provisions of the statute.

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

GENERAL RISK FACTORS

Our share price could be volatile and could decline, resulting in a substantial or complete loss on our shareholders' investment.

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
•Changes in foreign currency exchange rates, including between the U.S. dollar and each of the Canadian dollar, the Australian dollar and Pound sterling;
•Changes in market valuations of similar companies;
•Adverse market reaction to the amount of our debt outstanding at any time, the amount of our debt maturing in the near-term and medium-term and our ability to refinance our debt, or our plans to incur additional debt in the future;
•Additions or departures of key management personnel;
•Speculation in the press or investment community;
•Equity issuances by us, or share resales by our shareholders or the perception that such issuances or resales may occur;
•Actions by institutional shareholders; and
•General market and economic conditions.

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

Based on the applicable conversion ratios then in effect, as of February 16, 2023, in the future we may issue to the limited partners of the Operating Partnership, up to approximately 4.8 million shares of our common stock in exchange for their OP units. The limited partners may sell such shares pursuant to registration rights, if available, or an available exemption from registration. As of February 16, 2023, there were no outstanding options to purchase shares of our common stock under our equity incentive plans, and we currently have the authority to issue restricted stock awards or options to purchase up to an additional 3,284,191 shares of our common stock pursuant to our equity incentive plans. In addition, we have entered into an At-the-Market Offering Sales Agreement to sell shares of common stock. As of December 31, 2022, we have remaining capacity to sell up to an additional $1.1 billion of common stock under this agreement. No prediction can be made regarding the effect that future sales of shares of our common stock or our other securities will have on the market price of shares.

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

We rely on key management.

We depend on the efforts of our executive officers, including Gary A. Shiffman, Bruce Thelen, Fernando Castro-Caratini, Aaron Weiss, Marc Farrugia and Baxter R. Underwood. The loss of services of one or more of these executive officers could have a temporary adverse effect on our operations. We do not currently maintain or contemplate obtaining any "key-man" life insurance on our executive officers.

SUN COMMUNITIES, INC.
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

SUN COMMUNITIES, INC.
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

We have a significant concentration of MH and RV properties and marinas on coastlines and in other areas where natural disasters or other catastrophic events such as hurricanes, flash floods, sea-level rise, tornadoes, wildfires and earthquakes could negatively impact our operating results and cash flows. We maintain comprehensive liability, fire, property, business interruption, general liability and (where appropriate) flood and earthquake insurance, and other lines of insurance we have determined to be appropriate for our business, provided by reputable companies with commercially reasonable deductibles and limits. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. However, certain types of losses including, but not limited to, riots or acts of war, may be either uninsurable or not economically insurable. In the event an uninsured loss occurs, we could lose both our investment in and anticipated profits and cash flow from the affected property. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. If an uninsured liability to a third party were to occur, we would incur the cost of defense and settlement with, or court ordered damages to, that third party. A significant uninsured property or liability loss could have a material adverse effect on our business and our financial condition and results of operations.

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

Our current and future investments in and operations of Canadian, Australian and UK properties are or will be exposed to the effects of changes in the Canadian dollar, Australian dollar and Pound sterling, respectively, against the U.S. dollar. Changes in foreign currency exchange rates cannot always be predicted; as a result, substantial unfavorable changes in exchange rates could have a material adverse effect on our financial condition and results of operations.

Deterioration in general economic conditions in the United States, and globally, including the effect of prolonged periods of inflation, could harm our business and results of operations.

Our business and results of operations could be adversely affected by changes in national or global economic conditions. These conditions include but are not limited to inflation, rising interest rates, availability of capital markets, energy availability and costs, the negative impacts caused by pandemics and public health crises, negative impacts resulting from the military conflict between Russia and the Ukraine, and the effects of governmental initiatives to manage economic conditions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

SUN COMMUNITIES, INC.
ITEM 2. PROPERTIES

As of December 31, 2022, our properties were located in the U.S., the UK and Canada, and consisted of 353 MH communities, 182 RV communities and 134 marinas.

As of December 31, 2022, our properties contained an aggregate of 227,541 developed sites comprised of 118,204 developed MH sites, 30,333 annual RV sites (inclusive of both annual and seasonal usage rights), 31,181 transient RV sites and 47,823 wet slips and dry storage spaces. There are 16,195 additional MH and RV sites suitable for development. Most of our properties include amenities oriented toward family and retirement living. Of our 669 properties, 319 each have 300 or more developed sites, with the largest having 2,341 developed MH and RV sites. See "Real Estate and Accumulated Depreciation, Schedule III," included in our Consolidated Financial Statements, for detail on properties that are encumbered.

As of December 31, 2022, our MH and RV properties had an occupancy rate of 95.9% excluding transient RV sites. Since January 1, 2018, our MH and RV properties have a five-year average annual turnover of homes (where the home is moved out of the community) of approximately 2.8% and a five-year average annual turnover of residents (where the resident-owned home is sold and remains within the community, typically without interruption of rental income) of approximately 7.2%. The average renewal rate for residents in our Rental Program was 69.7% for the year ended December 31, 2022.

We believe that our properties' high amenity levels, customer service loyalty, and customer retention program contribute to low turnover and generally high occupancy rates. All of the properties provide residents with attractive amenities with most offering a clubhouse, a swimming pool and laundry facilities. Many of the properties offer additional amenities such as sauna / whirlpool spas, tennis courts, shuffleboard, basketball courts and / or exercise rooms. Many RV communities offer incremental amenities including golf, pro shops, restaurants, zip lines, waterparks, watersports and thematic experiences.

Our MH and RV communities are principally located in the midwestern, southern and southeastern regions of the U.S., in the south of England in the UK and in Canada. Our marinas are principally located in the northeastern, southern, mid-Atlantic, western and midwestern regions of the U.S., with the majority of such marinas concentrated in coastal regions, and others located in various inland regions. We believe that geographic diversification helps to insulate the portfolio from regional economic influences. We have concentrated our properties within certain areas of the regions in order to achieve economies of scale in management and operations.

The following tables set forth certain information relating to our MH and RV properties as of December 31, 2022. The occupancy percentage includes MH sites and annual RV sites and excludes transient RV sites.

Property Name	MH / RV	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2022	Transient RV Sites as of 12/31/2022	Occupancy as of 12/31/2022		Occupancy as of 12/31/2021
NORTH AMERICA
UNITED STATES
MIDWEST
Michigan
Academy / West Point	MH	Canton	MI	441	—	98.0%		98.4%
Allendale Meadows	MH	Allendale	MI	352	—	97.4%		99.4%
Alpine Meadows	MH	Grand Rapids	MI	403	—	98.5%		98.5%
Andover	MH	Grass Lake	MI	125	—	100.0%		100.0%
Apple Carr Village	MH	Muskegon	MI	713	—	97.5%	(1)	92.8%	(1)
Arbor Woods	MH	Ypsilanti	MI	458	—	98.0%		98.9%
Brentwood Village	MH	Kentwood	MI	195	—	98.5%		97.9%
Broadview Estates	MH	Davison	MI	474	—	97.9%		88.2%
Brookside Village	MH	Kentwood	MI	196	—	99.5%		98.5%
Byron Center	MH	Byron Center	MI	143	—	97.2%		99.3%
Camelot Villa	MH	Macomb	MI	712	—	98.2%		99.0%
Charlevoix Estates	MH	Charlevoix	MI	182	—	98.9%		98.9%
Cider Mill Crossings	MH	Fenton	MI	621	—	97.6%	(1)	94.8%	(1)
Cider Mill Village	MH	Middleville	MI	258	—	98.4%		98.4%
Country Acres	MH	Cadillac	MI	182	—	95.1%		98.9%
Country Hills Village	MH	Hudsonville	MI	239	—	100.0%		99.2%

SUN COMMUNITIES, INC.

Property Name	MH / RV	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2022	Transient RV Sites as of 12/31/2022	Occupancy as of 12/31/2022	Occupancy as of 12/31/2021
Country Meadows	MH	Flat Rock	MI	577	—	98.4%	99.7%
Country Meadows Village	MH	Caledonia	MI	395	—	100.0%	99.7%
Creek Wood	MH	Burton	MI	336	—	98.5%	97.6%
Cutler Estates	MH	Grand Rapids	MI	259	—	99.2%	97.7%
Dutton Mill Village	MH	Caledonia	MI	307	—	98.0%	99.7%
East Village Estates	MH	Washington Twp.	MI	708	—	98.6%	98.4%
Egelcraft	MH	Muskegon	MI	458	—	98.9%	98.9%
Fisherman's Cove	MH	Flint Twp.	MI	162	—	96.3%	98.8%
Frenchtown Villa / Elizabeth Woods	MH	Newport	MI	1,140	—	98.9%	99.3%
Grand Village	MH	Grand Rapids	MI	219	—	97.7%	99.1%
Hamlin	MH	Webberville	MI	230	—	97.0%	98.3%
Hickory Hills Village	MH	Battle Creek	MI	283	—	98.2%	98.9%
Highland Greens Estates	MH	Highland	MI	879	—	67.5%	64.6%
Holiday West Village	MH	Holland	MI	341	—	100.0%	99.4%
Holly Village / Hawaiian Gardens	MH	Holly	MI	425	—	97.9%	98.4%
Hunters Crossing	MH	Capac	MI	114	—	98.2%	100.0%
Hunters Glen	MH	Wayland	MI	396	—	99.7%	98.0%
Huntington Run	MH	Kalamazoo	MI	175	—	100.0%	98.9%
Jellystone Park™ Petoskey(2)	RV	Petoskey	MI	49	238	100.0%	100.0%
Kensington Meadows	MH	Lansing	MI	290	—	95.5%	97.9%
Kimberly Estates	MH	Newport	MI	387	—	98.4%	98.2%
King's Court	MH	Traverse City	MI	802	—	99.0%	99.5%
Knollwood Estates	MH	Allendale	MI	161	—	96.9%	96.3%
Lafayette Place	MH	Warren	MI	254	—	95.3%	96.9%
Lakeview	MH	Ypsilanti	MI	392	—	97.4%	97.7%
Leisure Village	MH	Belmont	MI	256	—	99.2%	99.6%
Lincoln Estates	MH	Holland	MI	191	—	99.5%	98.4%
Meadow Lake Estates	MH	White Lake	MI	425	—	97.9%	98.8%
Meadowbrook Estates	MH	Monroe	MI	453	—	95.8%	98.7%
Meadowlands of Gibraltar	MH	Gibraltar	MI	320	—	99.4%	99.7%
Meadowstone	MH	Hastings	MI	231	—	97.0%	94.4%
Northville Crossing	MH	Northville	MI	756	—	99.5%	99.7%
Oak Island Village	MH	East Lansing	MI	250	—	97.2%	97.6%
Pinebrook Village	MH	Kentwood	MI	185	—	96.2%	98.9%
Pineview Estates	MH	Flint	MI	1,011	—	86.9%	71.1%
Presidential Estates	MH	Hudsonville	MI	364	—	99.7%	97.3%
Richmond Place	MH	Richmond	MI	117	—	94.9%	98.3%
River Haven Village	MH	Grand Haven	MI	721	—	99.0%	99.2%
River Ridge	MH	Saline	MI	288	—	99.7%	100.0%
Rudgate Clinton	MH	Clinton Township	MI	667	—	99.1%	98.7%
Rudgate Manor	MH	Sterling Heights	MI	931	—	98.0%	98.0%
Scio Farms	MH	Ann Arbor	MI	913	—	99.3%	98.8%
Sheffield Estates	MH	Auburn Hills	MI	228	—	98.2%	100.0%
Shelby Forest	MH	Shelby Twp.	MI	664	—	98.5%	98.9%
Shelby West	MH	Shelby Twp.	MI	644	—	98.8%	99.4%
Silver Springs	MH	Clinton Township	MI	547	—	98.9%	99.3%
Southwood Village	MH	Grand Rapids	MI	394	—	99.0%	99.0%
St. Clair Place	MH	St. Clair	MI	100	—	98.0%	97.0%
Stonebridge	MH	Richfield Twp.	MI	—	—	N/A	N/A	(1)
Sun Outdoors Kensington Valley(2)	RV	New Hudson	MI	254	239	100.0%	100.0%
Sun Outdoors Petoskey Bay Harbor(2)	RV	Petoskey	MI	9	144	100.0%	100.0%

SUN COMMUNITIES, INC.

Property Name	MH / RV	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2022	Transient RV Sites as of 12/31/2022	Occupancy as of 12/31/2022		Occupancy as of 12/31/2021
Sun Retreats Gun Lake(2)	RV	Hopkins	MI	281	54	100.0%		100.0%
Sun Retreats Silver Lake(2)	RV	Mears	MI	192	72	100.0%		100.0%
Sunset Ridge	MH	Portland	MI	388	—	98.7%		95.1%
Sycamore Village	MH	Mason	MI	396	—	98.5%		98.7%
Sylvan Crossing	MH	Chelsea	MI	281	—	49.1%	(1)	74.6%	(1)
Sylvan Glen Estates	MH	Brighton	MI	476	—	98.5%		94.7%
Tamarac Village	MH	Ludington	MI	302	—	98.3%		98.7%
Tamarac Village RV Resort(2)	RV	Ludington	MI	111	2	100.0%		100.0%
Tanglewood Village	MH	Brownstown	MI	247	—	100.0%		98.8%
Timberline Estates	MH	Coopersville	MI	296	—	97.3%		98.6%
Town & Country	MH	Traverse City	MI	192	—	99.0%		97.9%
Troy Villa	MH	Troy	MI	282	—	85.1%		85.8%
Warren Dunes Village	MH	Bridgman	MI	314	—	99.7%		99.7%
Waverly Shores Village	MH	Holland	MI	415	—	100.0%		100.0%
West Village Estates	MH	Romulus	MI	628	—	99.5%		100.0%
White Lake	MH	White Lake	MI	315	—	95.9%		96.8%
Windham Hills	MH	Jackson	MI	469	—	96.8%		98.7%
Windsor Woods Village	MH	Wayland	MI	314	—	98.7%		99.7%
Woodhaven Place	MH	Woodhaven	MI	220	—	94.5%		95.5%
Michigan Total				32,471	749	96.7%		96.3%

Indiana
Brookside Manor	MH	Goshen	IN	570	—	97.5%		97.5%
Carrington Pointe	MH	Fort Wayne	IN	468	—	97.9%		90.2%	(1)
Clear Water	MH	South Bend	IN	227	—	98.7%		98.2%
Cobus Green	MH	Osceola	IN	386	—	99.7%		98.4%
Four Seasons	MH	Elkhart	IN	218	—	95.9%		99.5%
Jellystone Park™ at Barton Lake(2)	RV	Fremont	IN	68	489	100.0%		100.0%
Liberty Farm	MH	Valparaiso	IN	220	—	95.5%		96.8%
Pebble Creek	MH	Greenwood	IN	296	—	99.0%		99.0%
Pine Hills	MH	Middlebury	IN	130	—	99.2%		98.5%
Roxbury Park	MH	Goshen	IN	398	—	93.2%		96.2%
Sun Outdoors Lake Rudolph(2)	RV	Santa Claus	IN	—	534	N/A		N/A
The Willows	MH	Goshen	IN	174	—	82.8%	(1)	83.3%	(1)
Indiana Total				3,155	1,023	96.6%		96.0%

SOUTH
Texas
Austin Lone Star RV Resort(2)	RV	Austin	TX	60	97	100.0%		100.0%
Bluebonnet Lake	MH	Austin	TX	—	—	N/A		N/A
Boulder Ridge	MH	Pflugerville	TX	1,220	—	98.6%		98.5%
Branch Creek Estates	MH	Austin	TX	400	—	99.5%		99.8%
Camp Fimfo(2)	RV	New Braunfels	TX	—	492	N/A		N/A
Chisholm Point	MH	Pflugerville	TX	427	—	99.3%		98.6%
Comal Farms	MH	New Braunfels	TX	367	—	98.9%		99.5%
Coyote Ranch Resort(2)	RV	Wichita Falls	TX	—	163	N/A		N/A
Creeks Crossing	MH	Kyle	TX	196	—	56.6%	(1)	94.3%	(1)
Jellystone Park™ at Guadalupe River(2)	RV	Kerrville	TX	—	253	N/A		N/A
Jellystone Park™ at Hill Country(2)	RV	Canyon Lake	TX	—	167	N/A		N/A
Jellystone Park™ at Whispering Pines(2)	RV	Tyler	TX	—	134	N/A		N/A
Jetstream RV Resort at NASA(2)	RV	Houston	TX	76	126	100.0%		100.0%

SUN COMMUNITIES, INC.

Property Name	MH / RV	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2022	Transient RV Sites as of 12/31/2022	Occupancy as of 12/31/2022		Occupancy as of 12/31/2021
Lantana Ranch South	MH	Brookshire	TX	—	—	N/A	(1)	N/A	(4)
Lone Star Jellystone Park(2)	RV	Waller	TX	—	344	N/A		N/A
Oak Crest	MH	Austin	TX	654	—	98.2%		97.6%
Pearwood RV Resort(2)	RV	Pearland	TX	127	17	100.0%		100.0%
Pecan Branch	MH	Georgetown	TX	229	—	99.1%		96.1%
Pine Acre Trails	MH	Conroe	TX	251	—	6.0%	(1)	N/A	(4)
Pine Trace	MH	Houston	TX	680	—	97.6%		97.8%
River Ranch	MH	Austin	TX	848	—	98.9%		98.5%
River Ridge Estates	MH	Austin	TX	515	—	98.4%		99.2%
Saddlebrook	MH	San Marcos	TX	561	—	99.1%		99.1%
Sandy Lake	MH	Carrollton	TX	54	—	100.0%		100.0%
Sandy Lake RV Resort(2)	RV	Carrollton	TX	187	33	100.0%		100.0%
Stonebridge	MH	San Antonio	TX	335	—	100.0%		99.7%
Summit Ridge	MH	Converse	TX	446	—	99.3%		99.1%
Sun Outdoors Lake Travis(2)	RV	Austin	TX	69	175	100.0%		100.0%
Sun Outdoors San Antonio West(2)	RV	San Antonio	TX	109	153	100.0%		100.0%
Sun Outdoors Texas Hill Country(2)	RV	New Braunfels	TX	130	239	100.0%		100.0%
Sunset Ridge	MH	Kyle	TX	357	—	76.8%	(1)	75.9%	(1)
Travelers World	MH	San Antonio	TX	8	—	100.0%		100.0%
Travelers World RV Resort(2)	RV	San Antonio	TX	26	129	100.0%		100.0%
Treetops RV Resort(2)	RV	Arlington	TX	130	44	100.0%		100.0%
Woodlake Trails	MH	San Antonio	TX	316	—	94.3%	(1)	93.7%	(1)
Texas Total				8,778	2,566	94.3%		97.7%

SOUTHEAST
Florida
Arbor Terrace RV Park(2)	RV	Bradenton	FL	304	69	100.0%		100.0%
Ariana Village	MH	Lakeland	FL	207	—	99.0%		99.0%
Bahia Vista Estates	MH	Sarasota	FL	251	—	100.0%		99.6%
Baker Acres RV Resort(2)	RV	Zephyrhills	FL	291	61	100.0%		100.0%
Big Tree RV Resort(2)	RV	Arcadia	FL	372	39	100.0%		100.0%
Blue Heron Pines	MH	Punta Gorda	FL	408	—	99.8%		99.5%
Blue Jay	MH	Dade City	FL	207	—	99.5%		99.5%
Blue Jay RV Resort(2)	RV	Dade City	FL	50	2	100.0%		100.0%
Blueberry Hill(2)	RV	Bushnell	FL	349	56	100.0%		100.0%
Brentwood Estates	MH	Hudson	FL	191	—	99.5%		99.5%
Buttonwood Bay	MH	Sebring	FL	407	—	99.5%		99.3%
Buttonwood Bay RV Resort(2)	RV	Sebring	FL	384	148	100.0%		100.0%
Candlelight Manor	MH	South Daytona	FL	128	—	99.2%		100.0%
Carriage Cove	MH	Sanford	FL	467	—	99.4%		99.6%
Central Park	MH	Haines City	FL	114	—	89.5%		90.4%
Central Park Resort RV Resort(2)	RV	Haines City	FL	261	103	100.0%		100.0%
Citrus Hill RV Resort(2)	RV	Dade City	FL	155	27	100.0%		100.0%
Club Naples(2)	RV	Naples	FL	260	45	100.0%		100.0%
Club Wildwood	MH	Hudson	FL	478	—	99.8%		100.0%
Colony in the Wood	MH	Port Orange	FL	383	—	97.1%		100.0%
Cypress Greens	MH	Lake Alfred	FL	259	—	98.5%		98.5%
Deerwood	MH	Orlando	FL	569	—	99.3%		99.5%
Ellenton Gardens RV Resort(2)	RV	Ellenton	FL	158	36	100.0%		100.0%
Fairfield Village	MH	Ocala	FL	293	—	100.0%		100.0%
Flamingo Lake RV Resort(2)	RV	Jacksonville	FL	127	295	100.0%		100.0%

SUN COMMUNITIES, INC.

Property Name	MH / RV	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2022	Transient RV Sites as of 12/31/2022	Occupancy as of 12/31/2022		Occupancy as of 12/31/2021
Forest View	MH	Homosassa	FL	300	—	98.7%		98.7%
Glen Haven	MH	Zephyrhills	FL	52	—	100.0%		100.0%
Glen Haven RV Resort(2)	RV	Zephyrhills	FL	178	40	100.0%		100.0%
Goldcoaster	MH	Homestead	FL	531	—	99.4%		99.2%
Goldcoaster RV Resort(2)	RV	Homestead	FL	7	7	100.0%		100.0%
Grand Bay	MH	Dunedin	FL	134	—	100.0%		99.3%
Grand Lake RV & Golf Resort(2)	RV	Citra	FL	325	83	100.0%		100.0%
Grove Ridge RV Resort(2)	RV	Dade City	FL	181	65	100.0%		100.0%
Groves RV Resort	RV	Ft. Myers	FL	—	—	—%	(5)	100.0%
Gulfstream Harbor	MH	Orlando	FL	974	—	99.8%		99.9%
Hacienda Del Rio	MH	Edgewater	FL	800	—	91.0%	(1)	99.5%
Hidden River RV Resort(2)	RV	Riverview	FL	238	63	100.0%		100.0%
Holly Forest	MH	Holly Hill	FL	402	—	100.0%		100.0%
Homosassa River RV Resort(2)	RV	Homosassa Springs	FL	145	79	100.0%		100.0%
Horseshoe Cove RV Resort(2)	RV	Bradenton	FL	353	123	100.0%		100.0%
Indian Creek Park	MH	Ft. Myers Beach	FL	—	—	—%	(5)	100.0%
Indian Creek RV Park	RV	Ft. Myers Beach	FL	—	—	—%	(5)	100.0%
Island Lakes	MH	Merritt Island	FL	301	—	100.0%		100.0%
King's Lake	MH	DeBary	FL	245	—	100.0%		100.0%
Kings Manor	MH	Lakeland	FL	239	—	96.2%		97.1%
Kings Pointe	MH	Lake Alfred	FL	226	—	100.0%		99.1%
Kissimmee Gardens	MH	Kissimmee	FL	240	—	99.2%		99.6%
Kissimmee South	MH	Davenport	FL	142	—	96.5%		91.5%
Kissimmee South RV Resort(2)	RV	Davenport	FL	153	48	100.0%		100.0%
La Costa Village	MH	Port Orange	FL	658	—	100.0%		100.0%
Lake Josephine RV Resort(2)	RV	Sebring	FL	157	21	100.0%		100.0%
Lake Juliana Landings	MH	Auburndale	FL	274	—	98.5%		98.2%
Lake Pointe Village	MH	Mulberry	FL	362	—	99.2%		99.4%
Lake San Marino RV Park(2)	RV	Naples	FL	308	99	100.0%		100.0%
Lakeland RV Resort(2)	RV	Lakeland	FL	218	13	100.0%		100.0%
Lakeshore Landings	MH	Orlando	FL	307	—	98.7%		99.3%
Lakeshore Villas	MH	Tampa	FL	280	—	98.9%		98.2%
Lamplighter	MH	Port Orange	FL	259	—	99.6%		99.6%
Majestic Oaks RV Resort(2)	RV	Zephyrhills	FL	230	24	100.0%		100.0%
Marco Naples RV Resort(2)	RV	Naples	FL	242	59	100.0%		100.0%
Meadowbrook Village	MH	Tampa	FL	257	—	100.0%		100.0%
Mill Creek	MH	Kissimmee	FL	34	—	91.2%		94.1%
Mill Creek RV Resort(2)	RV	Kissimmee	FL	132	24	100.0%		100.0%
Naples RV Resort(2)	RV	Naples	FL	141	26	100.0%		100.0%
North Lake Estates(2)	RV	Moore Haven	FL	205	67	100.0%		100.0%
Oakview Estates	MH	Arcadia	FL	119	—	95.8%		100.0%
Ocean Breeze - Jensen Beach	MH	Jensen Beach	FL	325	—	79.7%	(1)	77.3%	(1)
Ocean Breeze - Jensen Beach RV Resort(2)	RV	Jensen Beach	FL	86	76	100.0%		100.0%
Ocean Breeze - Marathon	MH	Marathon	FL	46	—	100.0%	(6)	74.5%	(1)(6)
Ocean Breeze - Marathon RV Resort	RV	Marathon	FL	—	—	—%	(6)	—%	(6)
Ocean View	MH	Jensen Beach	FL	71	—	N/A	(1)	N/A	(1)
Orange City	MH	Orange City	FL	4	—	100.0%		100.0%
Orange City RV Resort(2)	RV	Orange City	FL	444	77	100.0%		100.0%
Orange Tree Village	MH	Orange City	FL	246	—	100.0%		100.0%
Paddock Park South	MH	Ocala	FL	188	—	80.9%		80.3%
Palm Key Village	MH	Davenport	FL	204	—	100.0%		100.0%

SUN COMMUNITIES, INC.

Property Name	MH / RV	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2022	Transient RV Sites as of 12/31/2022	Occupancy as of 12/31/2022		Occupancy as of 12/31/2021
Palm Village	MH	Bradenton	FL	146	—	100.0%		100.0%
Park Place	MH	Sebastian	FL	476	—	97.7%		96.8%
Park Royale	MH	Pinellas Park	FL	309	—	100.0%		99.0%
Pecan Park RV Resort(2)	RV	Jacksonville	FL	116	225	100.0%		100.0%
Pelican Bay	MH	Micco	FL	216	—	99.1%		99.5%
Pleasant Lake RV Resort(2)	RV	Bradenton	FL	317	24	100.0%		100.0%
Rainbow	MH	Frostproof	FL	37	—	100.0%		100.0%
Rainbow RV Resort(2)	RV	Frostproof	FL	440	22	100.0%		100.0%
Rainbow Village of Largo(2)	RV	Largo	FL	276	33	100.0%		100.0%
Rainbow Village of Zephyrhills(2)	RV	Zephyrhills	FL	350	32	100.0%		100.0%
Red Oaks	MH	Bushnell	FL	103	—	93.2%		93.2%	(1)
Red Oaks RV Resort(2)	RV	Bushnell	FL	548	369	100.0%		100.0%
Regency Heights	MH	Clearwater	FL	391	—	99.2%		98.7%
Riverside Club	MH	Ruskin	FL	728	—	94.2%	(1)	89.8%
Rock Crusher Canyon RV Resort(2)	RV	Crystal River	FL	275	120	100.0%		100.0%
Royal Country	MH	Miami	FL	864	—	99.9%		99.8%
Royal Palm Village	MH	Haines City	FL	395	—	87.3%		87.3%
Saddle Oak Club	MH	Ocala	FL	376	—	99.5%		99.7%
Saralake Estates	MH	Sarasota	FL	202	—	99.5%		99.5%
Savanna Club	MH	Port St. Lucie	FL	1,069	—	98.9%		98.5%
Serendipity	MH	North Fort Myers	FL	338	—	92.9%		97.3%
Settler's Rest RV Resort(2)	RV	Zephyrhills	FL	313	65	100.0%		100.0%
Shadow Wood Village	MH	Hudson	FL	260	—	85.4%	(1)	78.8%	(1)
Shady Road Villas	MH	Ocala	FL	129	—	93.8%		87.6%
Shell Creek Marina	MH	Punta Gorda	FL	54	—	98.1%		98.1%
Shell Creek RV Resort & Marina(2)	RV	Punta Gorda	FL	154	31	100.0%		100.0%
Siesta Bay RV Park	RV	Ft. Myers	FL	—	—	—%	(5)	100.0%
Southern Charm	MH	Zephyrhills	FL	1	—	100.0%		100.0%
Southern Charm RV Resort(2)	RV	Zephyrhills	FL	414	82	100.0%		100.0%
Southern Leisure RV Resort(2)	RV	Chiefland	FL	280	217	100.0%		100.0%
Southport Springs Golf & Country Club	MH	Zephyrhills	FL	547	—	99.5%		99.1%
Spanish Main	MH	Thonotosassa	FL	56	—	96.4%		91.1%
Spanish Main RV Resort(2)	RV	Thonotosassa	FL	256	23	100.0%		100.0%
Stonebrook	MH	Homosassa	FL	215	—	93.5%	(1)	94.0%	(1)
Sun Outdoors Islamorada	MH	Islamorada	FL	20	—	5.0%	(6)	—%	(6)
Sun Outdoors Islamorada RV Resort	RV	Islamorada	FL	—	—	—%	(6)	—%	(6)
Sun Outdoors Key Largo(2)	RV	Key Largo	FL	14	24	100.0%		100.0%
Sun Outdoors Marathon(2)	RV	Marathon	FL	17	68	100.0%		100.0%
Sun Outdoors Orlando ChampionsGate	MH	Davenport	FL	44	—	68.2%		75.0%
Sun Outdoors Orlando ChampionsGate RV Resort(2)	RV	Davenport	FL	48	212	100.0%		100.0%
Sun Outdoors Panama City Beach	MH	Panama City Beach	FL	42	—	97.6%		97.6%
Sun Outdoors Panama City Beach RV Resort(2)	RV	Panama City Beach	FL	—	167	N/A		N/A
Sun Outdoors Sarasota(2)	RV	Sarasota	FL	1,111	408	100.0%		100.0%
Sun Outdoors St. Augustine(2)	RV	St. Augustine	FL	—	175	N/A		N/A
Sun Outdoors Sugarloaf Key(2)	RV	Summerland Key	FL	—	99	N/A		N/A
Sun Retreats Daytona Beach(2)	RV	Port Orange	FL	166	67	100.0%		100.0%
Sun Retreats Dunedin(2)	RV	Dunedin	FL	198	41	100.0%		100.0%
Suncoast Gateway	MH	Port Richey	FL	173	—	98.8%		98.8%
Sundance	MH	Zephyrhills	FL	332	—	100.0%		100.0%
Sunlake Estates	MH	Grand Island	FL	411	—	96.8%		97.1%

SUN COMMUNITIES, INC.

Property Name	MH / RV	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2022	Transient RV Sites as of 12/31/2022	Occupancy as of 12/31/2022		Occupancy as of 12/31/2021
Sunset Harbor at Cow Key Marina	MH	Key West	FL	77	—	98.7%		98.7%
Sweetwater RV Resort(2)	RV	Zephyrhills	FL	221	70	100.0%		100.0%
Tallowwood Isle	MH	Coconut Creek	FL	274	—	97.1%		97.1%
Tampa East	MH	Dover	FL	31	—	100.0%		100.0%
Tampa East RV Resort(2)	RV	Dover	FL	598	71	100.0%		100.0%
The Hamptons Golf & Country Club	MH	Auburndale	FL	829	—	99.9%		99.5%
The Hideaway	MH	Key West	FL	13	—	100.0%		100.0%
The Hills	MH	Apopka	FL	97	—	99.0%		99.0%
The Landings at Lake Henry	MH	Haines City	FL	394	—	99.2%		99.2%
The Ridge	MH	Davenport	FL	481	—	99.8%		99.4%
The Valley	MH	Apopka	FL	148	—	100.0%		100.0%
ThemeWorld RV Resort(2)	RV	Davenport	FL	127	17	100.0%		100.0%
Three Lakes(2)	RV	Hudson	FL	266	41	100.0%		100.0%
Tranquility MHC	MH	Bushnell	FL	26	—	30.8%		23.1%
Vista del Lago	MH	Bradenton	FL	136	—	100.0%		100.0%
Vista del Lago RV Resort(2)	RV	Bradenton	FL	36	4	100.0%		100.0%
Vizcaya Lakes	MH	Port Charlotte	FL	109	—	95.4%		96.3%
Walden Woods I	MH	Homosassa	FL	213	—	100.0%		100.0%
Walden Woods II	MH	Homosassa	FL	213	—	100.0%		100.0%
Water Oak Country Club Estates	MH	Lady Lake	FL	1,608	—	79.3%	(1)	93.2%
Waters Edge RV Resort(2)	RV	Zephyrhills	FL	171	46	100.0%		100.0%
Westside Ridge	MH	Auburndale	FL	219	—	99.1%		99.5%
Windmill Village	MH	Davenport	FL	509	—	99.8%		99.8%
Woodlands at Church Lake	MH	Groveland	FL	291	—	86.9%		85.2%
Woodsmoke Camping Resort(2)	RV	Fort Myers	FL	268	32	100.0%		100.0%
Florida Total				39,618	4,660	97.4%		98.1%

Virginia
Jellystone Park™ Chincoteague Island(3)	RV	Chincoteague	VA	—	346	N/A		N/A
Jellystone Park™ at Luray(2)	RV	East Luray	VA	—	254	N/A		N/A
Jellystone Park™ at Natural Bridge(3)	RV	Natural Bridge Station	VA	69	230	100.0%		100.0%
Pine Ridge	MH	Prince George	VA	376	—	99.5%		99.5%
Sun Outdoors Cape Charles(3)	RV	Cape Charles	VA	—	663	N/A		N/A
Sun Outdoors Chesapeake Bay(2)	RV	Temperanceville	VA	—	246	N/A		N/A
Sun Outdoors Chincoteague Bay	RV	Chincoteague	VA	—	—	N/A		N/A	(1)
Sun Retreats Gwynn's Island(2)	RV	Gwynn	VA	121	8	100.0%		100.0%
Sun Retreats New Point(2)	RV	New Point	VA	316	8	100.0%		100.0%
Sun Retreats Shenandoah Valley(2)	RV	Stuarts Draft	VA	404	105	100.0%		100.0%
Sunset Beach RV Resort(3)	RV	Cape Charles	VA	—	303	N/A		N/A
Virginia Total				1,286	2,163	99.8%		99.8%

SOUTHWEST
California
49'er Village RV Resort(2)	RV	Plymouth	CA	93	234	100.0%		100.0%
Alta Laguna	MH	Rancho Cucamonga	CA	296	—	100.0%		99.7%
Bel Air Estates	MH	Menifee	CA	198	—	88.9%		N/A	(4)
Caliente Sands	MH	Cathedral City	CA	118	—	98.3%		98.3%
Cisco Grove Campground & RV	RV	Emigrant Gap	CA	18	—	100.0%		100.0%
El Capitan Canyon(2)	RV	Goleta	CA	—	163	N/A		N/A
Forest Springs	MH	Grass Valley	CA	373	—	92.0%	(1)	89.5%	(1)

SUN COMMUNITIES, INC.

Property Name	MH / RV	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2022	Transient RV Sites as of 12/31/2022	Occupancy as of 12/31/2022		Occupancy as of 12/31/2021
Friendly Village of La Habra	MH	La Habra	CA	330	—	99.1%		100.0%
Friendly Village of Modesto	MH	Modesto	CA	289	—	98.6%		99.7%
Friendly Village of Simi	MH	Simi Valley	CA	222	—	99.5%		100.0%
Friendly Village of West Covina	MH	West Covina	CA	157	—	98.7%		100.0%
Heritage	MH	Temecula	CA	196	—	100.0%		99.5%
Indian Wells RV Resort(2)	RV	Indio	CA	173	165	100.0%		100.0%
Jellystone Park™ at Tower Park(2)	RV	Lodi	CA	—	359	N/A		N/A
Lakefront	MH	Lakeside	CA	295	—	99.7%		99.0%
Lakeview Mobile Estates	MH	Yucaipa	CA	297	—	99.7%		100.0%
Lazy J Ranch	MH	Arcata	CA	220	—	98.6%		99.1%
Lemon Wood	MH	Ventura	CA	231	—	100.0%		100.0%
Menifee Development	MH	Menifee	CA	—	—	N/A	(1)	N/A	(1)
Moreno 66 Development	MH	Moreno Valley	CA	—	—	N/A	(1)	N/A	(1)
Napa Valley	MH	Napa	CA	257	—	100.0%		100.0%
Oak Creek	MH	Coarsegold	CA	198	—	99.0%		99.5%
Ocean West	MH	McKinleyville	CA	130	—	99.2%		99.2%
Palos Verdes Shores MH & Golf Community	MH	San Pedro	CA	242	—	100.0%		99.6%
Pembroke Downs	MH	Chino	CA	163	—	100.0%		99.4%
Pismo Dunes RV Resort(2)	RV	Pismo Beach	CA	330	1	100.0%		100.0%
Rancho Alipaz	MH	San Juan Capistrano	CA	132	—	100.0%		100.0%
Rancho Caballero	MH	Riverside	CA	303	—	99.7%		100.0%
Royal Palms	MH	Cathedral City	CA	438	—	98.4%		97.7%
Royal Palms RV Resort	RV	Cathedral City	CA	39	—	100.0%		100.0%
Sun Outdoors Central Coast Wine Country(2)	RV	Paso Robles	CA	—	203	N/A		N/A
Sun Outdoors Paso Robles(2)	RV	Paso Robles	CA	—	332	N/A		N/A
Sun Outdoors San Diego Bay	MH	San Diego	CA	—	—	N/A		N/A	(1)
Sun Outdoors San Diego Bay RV Resort(2)	RV	San Diego	CA	—	246	N/A		N/A	(1)
Sun Outdoors Santa Barbara(2)	RV	Goleta	CA	—	103	N/A		N/A
Sunrise Estates	MH	Banning	CA	181	—	90.6%	(1)	N/A	(4)
The Colony	MH	Oxnard	CA	150	—	100.0%		100.0%
Vallecito	MH	Newbury Park	CA	303	—	100.0%		100.0%
Victor Villa	MH	Victorville	CA	287	—	99.3%		99.7%
Vines RV Resort(2)	RV	Paso Robles	CA	—	130	N/A		N/A
Vista del Lago	MH	Scotts Valley	CA	202	—	100.0%		99.0%
California Total				6,861	1,936	98.6%		98.3%

Arizona
Blue Star	MH	Apache Junction	AZ	3	—	100.0%		100.0%
Blue Star(2)	RV	Apache Junction	AZ	138	9	100.0%		100.0%
Brentwood West	MH	Mesa	AZ	350	—	99.7%		99.7%
Buena Vista	MH	Buckeye	AZ	400	—	92.0%		89.8%
Desert Harbor	MH	Apache Junction	AZ	205	—	100.0%		100.0%
La Casa Blanca	MH	Apache Junction	AZ	198	—	99.0%		100.0%
Leaf Verde RV Resort(2)	RV	Buckeye	AZ	155	222	100.0%		100.0%
Lost Dutchman	MH	Apache Junction	AZ	226	—	87.2%	(1)	96.4%
Lost Dutchman RV Resort(2)	RV	Apache Junction	AZ	—	1	N/A		100.0%
Mountain View	MH	Mesa	AZ	170	—	97.6%		97.6%
Palm Creek Golf	MH	Casa Grande	AZ	506	—	78.7%	(1)	71.1%	(1)
Palm Creek Golf & RV Resort(2)	RV	Casa Grande	AZ	1,081	754	100.0%		100.0%
Rancho Mirage	MH	Apache Junction	AZ	312	—	99.7%		100.0%
Reserve at Fox Creek	MH	Bullhead City	AZ	311	—	99.7%		99.7%

SUN COMMUNITIES, INC.

Property Name	MH / RV	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2022	Transient RV Sites as of 12/31/2022	Occupancy as of 12/31/2022		Occupancy as of 12/31/2021
Spanish Trails West	MH	Casa Grande	AZ	214	—	0.5%	(1)	N/A	(4)
Spanish Trails West RV Resort	RV	Casa Grande	AZ	—	—	N/A	(1)	N/A	(4)
Sun Valley	MH	Apache Junction	AZ	268	—	98.1%		97.8%
Arizona Total				4,537	986	91.3%		95.0%

Colorado
Cave Creek	MH	Evans	CO	447	—	100.0%		99.6%
Eagle Crest	MH	Firestone	CO	441	—	99.8%		99.8%
Jellystone Park™ at Larkspur(2)	RV	Larkspur	CO	—	536	N/A		N/A
North Point Estates	MH	Pueblo	CO	108	—	95.4%		99.1%
Skyline	MH	Fort Collins	CO	170	—	100.0%		99.4%
Smith Creek Crossing	MH	Granby	CO	310	—	34.8%	(1)	44.5%	(1)
Sun Outdoors Rocky Mountains	MH	Granby	CO	36	—	100.0%		100.0%
Sun Outdoors Rocky Mountains RV Resort(2)	RV	Granby	CO	—	451	N/A		N/A
Swan Meadow Village	MH	Dillon	CO	174	—	100.0%		100.0%
The Foothills	MH	Fort Collins	CO	—	—	N/A		N/A
The Grove at Alta Ridge	MH	Thornton	CO	409	—	100.0%		100.0%
Timber Ridge	MH	Ft. Collins	CO	585	—	99.3%		99.3%
Willow Bend	MH	Fort Lupton	CO	119	—	—%	(1)	N/A
Colorado Total				2,799	987	88.2%		95.7%

NORTHEAST
Connecticut
Beechwood	MH	Killingworth	CT	297	—	98.3%		98.7%
Cedar Springs	MH	Southington	CT	190	—	97.4%		96.8%
Forest Hill	MH	Southington	CT	188	—	97.9%		97.9%
Grove Beach	MH	Westbrook	CT	136	—	100.0%		98.5%
Hillcrest	MH	Uncasville	CT	208	—	99.5%		99.5%
Lakeside	MH	Terryville	CT	76	—	96.1%		100.0%
Lakeview CT	MH	Danbury	CT	179	—	95.0%		93.3%
Laurel Heights	MH	Uncasville	CT	49	—	89.8%		95.9%
Marina Cove	MH	Uncasville	CT	25	—	92.0%		76.0%
Millwood	MH	Uncasville	CT	45	—	13.3%	(1)	4.4%	(1)
New England Village	MH	Westbrook	CT	60	—	100.0%		100.0%
Oak Grove	MH	Plainville	CT	45	—	93.3%		97.8%
Rolling Hills	MH	Storrs	CT	200	—	78.0%		78.5%
Sun Outdoors Mystic(2)	RV	Old Mystic	CT	51	98	100.0%		100.0%
Three Gardens	MH	Southington	CT	135	—	96.3%		90.4%
Yankee Village	MH	Old Saybrook	CT	23	—	100.0%		100.0%
Connecticut Total				1,907	98	93.4%		92.8%

Maine
Augusta Village	MH	Augusta	ME	59	—	94.9%		91.5%
Birch Hill Estates	MH	Bangor	ME	377	—	96.6%		98.9%
Cedar Haven	MH	Holden	ME	155	—	91.6%		89.7%
Hancock Heights Estates	MH	Hancock	ME	113	—	97.3%		99.1%
Holiday Park Estates	MH	Bangor	ME	218	—	92.7%		89.0%
Jellystone Park™ Androscoggin Lake(2)	RV	North Monmouth	ME	40	163	100.0%		100.0%
Maplewood Manor	MH	Brunswick	ME	296	—	99.3%		99.0%
Merrymeeting	MH	Brunswick	ME	43	—	97.7%		97.7%
Norway Commons	MH	Norway	ME	231	—	83.1%	(1)	N/A	(4)

SUN COMMUNITIES, INC.

Property Name	MH / RV	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2022	Transient RV Sites as of 12/31/2022	Occupancy as of 12/31/2022		Occupancy as of 12/31/2021
Riverside Drive Park	MH	Augusta	ME	163	—	81.0%		82.2%
Sun Outdoors Old Orchard Beach Downtown(2)	RV	Old Orchard Beach	ME	83	238	100.0%		100.0%
Sun Outdoors Saco Old Orchard Beach(2)	RV	Saco	ME	—	191	N/A		N/A
Sun Outdoors Wells Beach(2)	RV	Wells	ME	—	231	N/A		N/A
Sun Retreats at Wild Acres(2)	RV	Old Orchard Beach	ME	369	261	100.0%		100.0%
Sun Retreats Old Orchard Beach(2)	RV	Old Orchard Beach	ME	257	24	100.0%		100.0%
Town & Country Village	MH	Lisbon	ME	144	—	97.9%		98.6%
Maine Total				2,548	1,108	95.1%		96.5%

New Hampshire
Brook Ridge	MH	Hooksett	NH	91	—	100.0%		100.0%
Crestwood	MH	Concord	NH	320	—	100.0%		99.4%
Farmwood Village	MH	Dover	NH	159	—	100.0%		99.4%
Glen Ellis Family Campground(2)	RV	Glen	NH	—	289	N/A		100.0%
Hannah Village	MH	Lebanon	NH	81	—	100.0%		97.5%
Hemlocks	MH	Tilton	NH	103	—	100.0%		100.0%
Mi-Te-Jo Campground(2)	RV	Milton	NH	66	149	100.0%		100.0%
River Pines	MH	Nashua	NH	480	—	100.0%		99.4%
Strafford / Lake Winnipesaukee South KOA(3)	RV	Strafford	NH	—	144	N/A		N/A
Westward Shores Cottages & RV Resort(2)	RV	West Ossipee	NH	428	70	100.0%		100.0%
New Hampshire Total				1,728	652	100.0%		99.5%

New Jersey
Cape May Crossing	MH	Cape May	NJ	28	—	100.0%		100.0%
Deep Run	MH	Cream Ridge	NJ	243	—	100.0%		100.0%
Hospitality Creek Campground(2)	RV	Williamstown	NJ	111	122	100.0%		N/A
Shady Pines	MH	Galloway Township	NJ	39	—	100.0%		100.0%
Shady Pines RV Resort(2)	RV	Galloway Township	NJ	67	28	100.0%		100.0%
Sun Outdoors Cape May(3)	RV	Cape May	NJ	—	358	N/A		N/A
Sun Retreats Avalon(2)	RV	Cape May Court House	NJ	417	111	100.0%		100.0%
Sun Retreats Cape May Wildwood(2)	RV	Cape May	NJ	466	164	100.0%		100.0%
Sun Retreats Long Beach Island(2)	RV	Barnegat	NJ	183	31	100.0%		100.0%
Sun Retreats Pleasant Acres Farm(2)	RV	Sussex	NJ	161	131	100.0%		100.0%
Sun Retreats Sea Isle(2)	RV	Clermont	NJ	665	42	100.0%		100.0%
Sun Retreats Seashore(2)	RV	Cape May	NJ	437	238	100.0%		100.0%
New Jersey Total				2,817	1,225	100.0%		100.0%

New York
Cherrywood	MH	Clinton	NY	176	—	93.8%	(1)	88.6%	(1)
Jellystone Park™ at Birchwood Acres(3)	MH	Greenfield Park	NY	1	—	100.0%		100.0%
Jellystone Park™ at Birchwood Acres RV Resort(3)	RV	Greenfield Park	NY	122	182	100.0%		100.0%
Jellystone Park™ at Gardiner(2)	RV	Gardiner	NY	26	312	100.0%		100.0%
Jellystone Park™ of Western New York(2)	RV	North Java	NY	22	337	100.0%		100.0%
Kittatinny Campground & RV Resort(2)	RV	Barryville	NY	—	326	N/A		N/A
Parkside Village	MH	Cheektowaga	NY	156	—	100.0%		100.0%
Sky Harbor	MH	Cheektowaga	NY	522	—	97.7%		98.7%
Sun Outdoors Association Island(2)	RV	Henderson	NY	24	276	100.0%		100.0%
Sun Retreats Adirondack Gateway(2)	RV	Gansevoort	NY	332	10	100.0%		100.0%
The Villas at Calla Pointe	MH	Cheektowaga	NY	116	—	100.0%		100.0%

SUN COMMUNITIES, INC.

Property Name	MH / RV	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2022	Transient RV Sites as of 12/31/2022	Occupancy as of 12/31/2022		Occupancy as of 12/31/2021
New York Total				1,497	1,443	98.5%		98.2%

OTHER
Sun Outdoors Orange Beach(2)	RV	Orange Beach	AL	—	497	N/A		N/A
Fort Dupont	RV	Delaware City	DE	—	—	N/A		N/A
High Point Park	MH	Frederica	DE	409	—	97.8%		97.6%
Jellystone Lincoln(2)	RV	Delaware City	DE	—	263	N/A		N/A	(4)
Sea Air Village	MH	Rehoboth Beach	DE	379	—	99.2%		98.9%
Sea Air Village RV Resort(2)	RV	Rehoboth Beach	DE	124	10	100.0%		100.0%
Sun Outdoors Rehoboth Bay(3)	RV	Millsboro	DE	—	291	N/A		N/A
Sun Retreats Rehoboth Bay	MH	Millsboro	DE	202	—	95.0%		94.1%
Sun Retreats Rehoboth Bay RV Resort(2)	RV	Millsboro	DE	299	2	100.0%		100.0%
Countryside Village of Atlanta	MH	Lawrenceville	GA	261	—	99.2%		100.0%
Countryside Village of Gwinnett	MH	Buford	GA	331	—	98.2%		99.1%
Countryside Village of Lake Lanier	MH	Buford	GA	548	—	99.1%		98.7%
Wymberly	MH	Martinez	GA	277	—	78.3%	(1)	78.1%	(1)
Autumn Ridge	MH	Ankeny	IA	413	—	97.6%		98.8%
Jellystone Park™ of Chicago(2)	RV	Millbrook	IL	159	235	100.0%		100.0%
Maple Brook	MH	Matteson	IL	441	—	99.8%		99.8%
Oak Ridge	MH	Manteno	IL	426	—	99.8%		98.1%
Sun Retreats Rock River(2)	RV	Hillsdale	IL	265	233	100.0%		100.0%
Wildwood Community	MH	Sandwich	IL	476	—	99.2%		98.9%
Jellystone Park™ at Mammoth Cave(3)	RV	Cave City	KY	—	330	N/A		N/A
Sun Outdoors New Orleans North Shore(2)	RV	Ponchatoula	LA	—	334	N/A		N/A
Sun Retreats Cape Cod(2)	RV	East Falmouth	MA	62	193	100.0%		100.0%
Sun Retreats Dennis Port(2)	RV	Dennisport	MA	221	39	100.0%		100.0%
Sun Retreats Peters Pond(2)	RV	Sandwich	MA	350	56	100.0%		100.0%
Hyde Park	MH	Easton	MD	240	—	100.0%		99.2%
Jellystone Park™ at Maryland(2)	RV	Williamsport	MD	—	234	N/A		N/A
Southside Landing	MH	Cambridge	MD	96	—	100.0%		93.8%
Sun Outdoors Frontier Town(3)	RV	Berlin	MD	—	685	N/A		N/A
Sun Outdoors Ocean City(2)	RV	Berlin	MD	1	392	100.0%		100.0%
Sun Outdoors Ocean City Gateway(3)	RV	Whaleyville	MD	—	215	N/A		N/A
Southern Hills / Northridge Place	MH	Stewartville	MN	475	—	97.5%		97.5%
Jellystone Park™ at Memphis(2)	RV	Horn Lake	MS	—	155	N/A		N/A
Sun Outdoors Yellowstone North(2)	RV	Gardiner	MT	—	75	N/A		N/A
Coastal Estates	MH	Hampstead	NC	154	—	82.5%	(1)	72.1%	(1)
Glen Laurel	MH	Concord	NC	260	—	98.8%		98.8%
Jellystone Park™ at Golden Valley(2)	RV	Bostic	NC	—	357	N/A		N/A
Meadowbrook	MH	Charlotte	NC	321	—	100.0%		99.7%
Sun Retreats Nantahala(2)	RV	Sylva	NC	61	29	100.0%		100.0%
Stoneridge Villas	MH	Gardnerville	NV	—	—	N/A	(1)	N/A	(4)
Sun Villa Estates	MH	Reno	NV	324	—	99.1%		100.0%
Apple Creek	MH	Amelia	OH	176	—	98.3%		96.6%
East Fork Crossing	MH	Batavia	OH	350	—	100.0%		99.4%
Oakwood Village	MH	Miamisburg	OH	511	—	98.8%		99.4%
Orchard Lake	MH	Milford	OH	147	—	98.0%		99.3%
Sun Retreats Geneva on the Lake(2)	RV	Geneva on the Lake	OH	465	115	100.0%		100.0%
Westbrook Senior Village	MH	Toledo	OH	112	—	100.0%		100.0%
Westbrook Village	MH	Toledo	OH	344	—	94.5%		98.5%
Willowbrook Place	MH	Toledo	OH	266	—	95.1%		97.4%

SUN COMMUNITIES, INC.

Property Name	MH / RV	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2022	Transient RV Sites as of 12/31/2022	Occupancy as of 12/31/2022		Occupancy as of 12/31/2021
Woodside Terrace	MH	Holland	OH	439	—	95.7%		97.0%
Country Village Estates	MH	Oregon City	OR	518	—	100.0%		100.0%
Forest Meadows	MH	Philomath	OR	129	—	58.1%	(1)	100.0%
Sun Outdoors Bend(2)	RV	Bend	OR	—	123	N/A		N/A
Sun Outdoors Coos Bay(2)	RV	Coos Bay	OR	—	86	N/A		N/A
Sun Outdoors Portland South(2)	RV	Wilsonville	OR	—	130	N/A		N/A
Woodland Park Estates	MH	Eugene	OR	398	—	99.7%		100.0%
Countryside Estates	MH	Mckean	PA	304	—	98.7%		97.0%
Jellystone Park™ at Quarryville(2)	RV	Quarryville	PA	—	256	N/A		N/A
Pheasant Ridge	MH	Lancaster	PA	553	—	99.8%		100.0%
River Beach Campsites & RV	RV	Milford	PA	—	—	N/A		N/A	(1)
Sun Retreats Lancaster County(2)	RV	Narvon	PA	270	152	100.0%		100.0%
Carolina Pines RV Resort(2)	RV	Conway	SC	164	670	100.0%		100.0%
Country Lakes	MH	Little River	SC	136	—	100.0%		100.0%
Crossroads	MH	Aiken	SC	168	—	92.3%	(1)	73.2%	(1)
Crossroads RV Resort	RV	Aiken	SC	22	—	100.0%		100.0%
Lakeside Crossing	MH	Conway	SC	691	—	94.8%	(1)	88.4%	(1)
Ocean Pines	MH	Garden City	SC	579	—	99.8%		99.8%
Southern Palms	MH	Ladson	SC	194	—	100.0%		100.0%
Bell Crossing	MH	Clarksville	TN	237	—	99.6%		99.2%
Sun Outdoors Pigeon Forge(2)	RV	Sevierville	TN	70	238	100.0%		100.0%
Bear Lake Development Land	RV	Garden City	UT	—	—	N/A	(1)	N/A	(4)
Sun Outdoors Arches Gateway(2)	RV	Moab	UT	—	131	N/A		N/A
Sun Outdoors Canyonlands Gateway(2)	RV	Moab	UT	—	113	N/A		N/A
Sun Outdoors Garden City Utah(2)	RV	Garden City	UT	—	177	N/A		N/A
Sun Outdoors Moab Downtown(2)	RV	Moab	UT	—	131	N/A		N/A
Sun Outdoors North Moab(2)	RV	Moab	UT	—	190	N/A		N/A
Sun Outdoors Salt Lake City(2)	RV	North Salt Lake	UT	—	185	N/A		N/A
47 North	MH	Cle Elum	WA	—	—	N/A	(1)	N/A	(1)
Sun Outdoors Gig Harbor(2)	RV	Gig Harbor	WA	—	108	N/A		N/A
Sun Retreats Birch Bay(2)	RV	Blaine	WA	372	300	100.0%		100.0%
Fond du Lac East / Kettle Moraine KOA(2)	RV	Glenbeulah	WI	241	84	100.0%		100.0%
Thunderhill Estates	MH	Sturgeon Bay	WI	266	—	98.1%		96.6%
Other Total				15,697	7,814	97.9%		97.7%

US TOTAL / AVERAGE				125,699	27,410	96.7%		97.3%

CANADA
Pleasant Beach Campground(2)	RV	Sherkston	ON	90	12	100.0%		100.0%
Sun Retreats Amherstburg(2)	RV	Amherstburg	ON	193	134	100.0%		100.0%
Sun Retreats Arran Lake(2)	RV	Allenford	ON	187	4	100.0%		100.0%
Sun Retreats Blue Mountains(2)	RV	Clarksburg	ON	94	17	100.0%		100.0%
Sun Retreats Cayuga(2)	RV	Cayuga	ON	253	35	100.0%		100.0%
Sun Retreats Flamborough	RV	Millgrove	ON	198	—	100.0%		100.0%
Sun Retreats Georgian Bay(2)	RV	Seguin	ON	225	12	100.0%		100.0%
Sun Retreats Hay Bay(2)	RV	Napanee	ON	196	14	100.0%		100.0%
Sun Retreats Huntsville(2)	RV	Huntsville	ON	229	12	100.0%		100.0%
Sun Retreats Ipperwash(2)	RV	Lambton Shores	ON	141	21	100.0%		100.0%
Sun Retreats Penetanguishene(2)	RV	Tiny	ON	224	39	100.0%		100.0%
Sun Retreats Sandbanks	RV	Cherry Valley	ON	136	—	100.0%		100.0%
Sun Retreats Sherkston Shores(2)	RV	Sherkston	ON	1,655	280	100.0%		100.0%

SUN COMMUNITIES, INC.

Property Name	MH / RV	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2022	Transient RV Sites as of 12/31/2022	Occupancy as of 12/31/2022	Occupancy as of 12/31/2021
Sun Retreats Stratford(2)	RV	Bornholm	ON	213	7	100.0%	100.0%
Sun Retreats Turkey Point(2)	RV	Normandale	ON	210	35	100.0%	100.0%
Sun Retreats Willow Lake(2)	RV	Scotland	ON	367	6	100.0%	100.0%
CANADA TOTAL / AVERAGE				4,611	628	100.0%	100.0%

NORTH AMERICA TOTAL				130,310	28,038	96.8%	97.4%

UNITED KINGDOM
England
Alberta(2)	MH	Whitstable, Kent	England	327	7	93.6%	N/A	(4)
Amble Links	MH	Amble, Northumberland	England	671	—	93.6%	N/A	(4)
Ashbourne Heights(2)	MH	Ashbourne, Derbyshire	England	102	135	90.2%	N/A	(4)
Beauport	MH	Hastings, Sussex	England	819	—	95.1%	N/A	(4)
Birchington Vale(2)	MH	Birchington, Kent	England	488	1	96.7%	N/A	(4)
Bodmin Holiday Park (formerly Cornwall)(2)	MH	Bodmin, Cornwall	England	14	56	64.3%	N/A	(4)
Bowland Fell(2)	MH	Skipton, Yorkshire	England	273	34	83.5%	N/A	(4)
Broadland Sands(2)	MH	Lowestoft, Suffolk	England	422	196	91.0%	N/A	(4)
Carlton Meres(2)	MH	Saxmundham, Suffolk	England	380	152	79.2%	N/A	(4)
Chantry	MH	West Witton, Yorkshire	England	149	—	77.9%	N/A	(4)
Chichester Lakeside(2)	MH	Chichester, Sussex	England	489	117	93.0%	N/A	(4)
Coghurst Hall(2)	MH	Hastings, Sussex	England	497	25	92.8%	N/A	(4)
Dawlish Sands	MH	Dawlish, Devon	England	167	—	94.6%	N/A	(4)
Dovercourt(2)	MH	Harwich, Essex	England	511	129	92.8%	N/A	(4)
Felixstowe Beach(2)	MH	Felixstowe, Suffolk	England	304	15	95.4%	N/A	(4)
Glendale	MH	Wigton, Cumbria	England	381	—	93.2%	N/A	(4)
Golden Sands(2)	MH	Dawlish, Devon	England	310	120	80.6%	N/A	(4)
Harts(2)	MH	Isle of Sheppey, Kent	England	485	148	87.6%	N/A	(4)
Hedley Wood(2)	MH	Holsworthy, Devon	England	89	152	48.3%	N/A	(4)
Henfold	MH	Dorking, Surrey	England	—	—	N/A	N/A	(1)
Hengar Manor(2)	MH	Bodmin, Cornwall	England	111	70	80.2%	N/A	(4)
Littondale(2)	MH	Skipton, Yorkshire	England	94	23	88.3%	N/A	(4)
Malvern View(2)	MH	Stanford Bishop, Worcester	England	333	16	83.8%	N/A	(4)
Marlie(2)	MH	Romney, Kent	England	376	132	91.8%	N/A	(4)
Martello Beach(2)	MH	Clacton on Sea, Essex	England	474	90	81.9%	N/A	(4)
New Beach(2)	MH	Dymchurch, Kent	England	513	88	93.0%	N/A	(4)
Newhaven(2)	MH	Buxton, Derbyshire	England	75	118	90.7%	N/A	(4)
Oaklands	MH	Clacton on Sea, Essex	England	294	—	93.2%	N/A	(4)
Oyster Bay	MH	Truro, Cornwall	England	135	—	87.4%	N/A	(4)
Pakefield(2)	MH	Pakefield, Suffolk	England	310	29	88.4%	N/A	(4)
Par Sands(2)	MH	Par, Cornwall	England	288	20	94.4%	N/A	(4)
Pentire(2)	MH	Bude, Cornwall	England	103	32	93.2%	N/A	(4)
Pevensey Bay(2)	MH	Pevensey Bay, Sussex	England	376	79	79.8%	N/A	(4)
Polperro(2)	MH	Looe, Cornwall	England	61	102	54.1%	N/A	(4)
Ribble Valley	MH	Clitheroe, Lancashire	England	314	—	85.4%	N/A	(4)
Rye Harbour	MH	Rye, Sussex	England	241	—	88.8%	N/A	(4)

SUN COMMUNITIES, INC.

Property Name	MH / RV	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2022	Transient RV Sites as of 12/31/2022	Occupancy as of 12/31/2022	Occupancy as of 12/31/2021
Sand le Mere(2)	MH	Hull, Yorkshire	England	734	191	77.8%	N/A	(4)
Sandhills(2)	MH	Christchurch, Dorset	England	134	8	92.5%	N/A	(4)
Sandy Bay	MH	Canvey Island, Essex	England	730	—	80.0%	N/A	(1)
Seaview(2)	MH	Whitstable, Kent	England	591	54	97.5%	N/A	(4)
Seawick(2)	MH	Clacton on Sea, Essex	England	585	82	90.3%	N/A	(4)
Solent Breezes(2)	MH	Fareham, Hampshire	England	239	20	87.9%	N/A	(4)
St. Osyth Beach(2)	MH	Clacton on Sea, Essex	England	476	32	96.8%	N/A	(4)
Steeple Bay(2)	MH	Sothminster, Essex	England	461	66	89.2%	N/A	(4)
Suffolk Sands(2)	MH	Felixstowe, Suffolk	England	334	13	94.6%	N/A	(4)
Tarka(2)	MH	Barnstaple, Devon	England	107	21	93.5%	N/A	(4)
Trevella(2)	MH	Newquay, Cornwall	England	179	188	91.6%	N/A	(4)
Vernon Dene	MH	North Ripley, Bransgore	England	—	—	N/A	N/A	(1)
Waterside(2)	MH	Paignton, Devon	England	196	25	91.3%	N/A	(4)
West Mersea(2)	MH	West Mersea, Essex	England	400	39	97.5%	N/A	(4)
Winchelsea Sands(2)	MH	Winchelsea, Sussex	England	287	9	82.9%	N/A	(4)
Wood Farm(2)	MH	Charmouth, Dorset	England	115	121	90.4%	N/A	(4)
Yorkshire Dales	MH	Leyburn, Yorkshire	England	131	—	79.4%	N/A	(4)
England Total				16,675	2,955	89.1%	N/A	(4)

Scotland
Burghead(2)	MH	Burghead, Moray	Scotland	83	15	67.5%	N/A	(4)
Lossiemouth(2)	MH	Lossiemouth, Moray	Scotland	129	3	76.0%	N/A	(4)
Silver Sands(2)	MH	Lossiemouth, Moray	Scotland	451	125	86.7%	N/A	(4)
Turnberry(2)	MH	Girvan, Ayrshire	Scotland	267	13	83.5%	N/A	(4)
Scotland Total				930	156	82.6%	N/A	(4)

Wales
Brynteg(2)	MH	Llanryg, Caernafon	Wales	296	32	94.9%	N/A	(4)
Plas Coch	MH	Llanedwen, Anglesey	Wales	326	—	95.1%	N/A	(4)
Wales Total				622	32	95.0%	N/A	(4)

UNITED KINGDOM TOTAL				18,227	3,143	89.0%	N/A	(4)

COMPANY TOTAL / AVERAGE				148,537	31,181	95.9%	97.4%
(1)Occupancy in these properties reflects the fact that these properties are in a lease-up phase following an expansion, redevelopment or initial construction.
(2)Occupancy percentage excludes transient RV sites. Percentage calculated by dividing revenue producing sites by developed sites. A revenue producing site is defined as a site that is occupied by a paying resident or reserved by a customer with annual or seasonal usage rights. A developed site is defined as an adequately sized parcel of land that has road and utility access which is zoned and licensed (if required) for use as a home site.
(3)We have an ownership interest in these properties, but do not maintain and operate these properties.
(4)No occupancy in these properties for the year ended December 31, 2021 as properties were acquired during the year ended December 31, 2022.
(5)Occupancy in these properties at December 31, 2022 reflects the redevelopment following asset impairments resulting from Hurricane Ian in October 2022.
(6)Occupancy in these properties at December 31, 2022 and 2021 reflects the redevelopment following asset impairments resulting from Hurricane Irma in September 2017.

SUN COMMUNITIES, INC.
The following tables set forth certain information relating to our Safe Harbor branded marinas as of December 31, 2022.

Marina Property Name	City	State / Municipal	Wet Slips and Dry Storage Spaces as of 12/31/2022	Wet Slips and Dry Storage Spaces as of 12/31/2021
UNITED STATES
NORTHEAST
Connecticut
Bruce & Johnsons	Branford	CT	664	664
Dauntless(1)	Essex	CT	335	332
Dauntless Shipyard(1)	Essex	CT	—	—
Deep River	Deep River	CT	310	310
Essex Island(1)	Essex	CT	—	—
Ferry Point	Old Saybrook	CT	138	138
Harbor House(2)	Stamford	CT	—	—
Mystic	Mystic	CT	263	253
Pilots Point	Westbrook	CT	880	879
Stratford	Stratford	CT	212	210
Yacht Haven(2)	Stamford	CT	523	513
Connecticut Total			3,325	3,299

Rhode Island
Allen Harbor	North Kingstown	RI	135	183
Cove Haven	Barrington	RI	341	346
Cowesett(3)	Warwick	RI	1,190	1,178
Greenwich Bay	Warwick	RI	547	545
Island Park(4)	Portsmouth	RI	—	—
Jamestown Boatyard	Jamestown	RI	114	132
New England Boatworks	Portsmouth	RI	231	229
Newport Shipyard	Newport	RI	75	75
Sakonnet(4)	Portsmouth	RI	423	445
Silver Spring	Wakefield	RI	106	100
Wickford(5)	Wickford	RI	—	—
Wickford Cove(5)	Wickford	RI	259	252
Rhode Island Total			3,421	3,485

New York
Capri	Port Washington	NY	373	369
Gaines	Rouses Point	NY	287	272
Glen Cove	Glen Cove	NY	540	540
Greenport(6)	Greenport	NY	415	414
Haverstraw	West Haverstraw	NY	900	921
Montauk Yacht Club(7)	Montauk	NY	232	N/A
Post Road	Mamaroneck	NY	50	46
Stirling(6)	Greenport	NY	—	—
Willsboro Bay	Willsboro	NY	221	221
New York Total			3,018	2,783

Massachusetts
Edgartown	Edgartown	MA	117	161
Fiddler's Cove	North Falmouth	MA	201	229
Green Harbor	Marshfield	MA	203	203
Hawthorne Cove	Salem	MA	451	425
Marina Bay	Quincy	MA	700	710
Onset Bay	Buzzards Bay	MA	231	231

SUN COMMUNITIES, INC.

Marina Property Name	City	State / Municipal	Wet Slips and Dry Storage Spaces as of 12/31/2022	Wet Slips and Dry Storage Spaces as of 12/31/2021
Plymouth	Plymouth	MA	197	197
Sunset Bay	Hull	MA	241	241
Vineyard Haven	Vineyard Haven	MA	179	149
Massachusetts Total			2,520	2,546

Maryland
Annapolis	Annapolis	MD	291	391
Bohemia Vista	Chesapeake Bay	MD	125	125
Carroll Island	Baltimore	MD	457	479
Great Oak Landing	Chestertown	MD	395	391
Hacks Point	Chesapeake Bay	MD	73	72
Narrows Point(8)	Grasonville	MD	538	569
Oxford	Oxford	MD	137	135
Podickory Point	Annapolis	MD	312	236
Zahnisers	Solomons	MD	304	247
Maryland Total			2,632	2,645

New Jersey
Crystal Point	Point Pleasant	NJ	172	284
Manasquan River	Brick Township	NJ	239	234
New Jersey Total			411	518

Maine
Great Island	Harpswell	ME	137	157
Kittery Point(7)	Kittery	ME	62	N/A
Rockland	Rockland	ME	51	13
Maine Total			250	170

New Hampshire
Wentworth by the Sea	New Castle	NH	221	231
New Hampshire Total			221	231

Vermont
Shelburne Shipyard	Shelburne	VT	210	174
Vermont Total			210	174

SOUTH
Georgia
Aqualand	Flowery Branch	GA	1,570	1,625
Bahia Bleu	Thunderbolt	GA	258	259
Hideaway Bay	Flowery Branch	GA	688	635
Trade Winds	Appling	GA	323	314
Georgia Total			2,839	2,833

Kentucky
Beaver Creek	Monticello	KY	284	356
Burnside	Somerset	KY	347	347
Grider Hill	Albany	KY	711	704
Jamestown	Jamestown	KY	736	707
Wisdom Dock	Albany	KY	294	291
Kentucky Total			2,372	2,405

SUN COMMUNITIES, INC.

Marina Property Name	City	State / Municipal	Wet Slips and Dry Storage Spaces as of 12/31/2022	Wet Slips and Dry Storage Spaces as of 12/31/2021
Texas
Emerald Point	Austin	TX	591	651
Pier 121	Lewisville	TX	1,082	1,082
Walden	Montgomery	TX	391	391
Texas Total			2,064	2,124

Arkansas
Brady Mountain	Royal	AR	582	582
Arkansas Total			582	582

Tennessee
Eagle Cove	Byrdstown	TN	78	78
Holly Creek	Celina	TN	307	306
Tennessee Total			385	384

Mississippi
Aqua Yacht	Iuka	MS	586	587
Mississippi Total			586	587

Alabama
Sportsman	Orange Beach	AL	723	729
Alabama Total			723	729

Oklahoma
Harbors View	Afton	OK	162	172
Oklahoma Total			162	172

SOUTHEAST
Florida
Angler House	Islamorada	FL	23	22
Burnt Store	Punta Gorda	FL	765	975
Calusa Island	Goodland	FL	620	620
Cape Harbour	Cape Coral	FL	256	256
Emerald Coast	Niceville	FL	352	408
Harborage Yacht Club	Stuart	FL	311	297
Harbortown	Fort Pierce	FL	350	350
Islamorada	Islamorada	FL	258	267
Lauderdale Marine Center	Fort Lauderdale	FL	127	101
Marathon	Marathon	FL	157	153
New Port Cove	Riviera Beach	FL	366	362
North Palm Beach	North Palm Beach	FL	117	110
Old Port Cove	North Palm Beach	FL	211	208
Pier 77	Bradenton	FL	199	199
Pineland	Bokeelia	FL	259	259
Port Phoenix(7)(9)	North Fort Myers	FL	—	N/A
Regatta Pointe	Palmetto	FL	367	367
Riviera Beach	Riviera Beach	FL	20	20
Siesta Key	Sarasota	FL	234	198
South Fork(10)	Fort Lauderdale	FL	—	—
West Palm Beach	West Palm Beach	FL	62	61
Florida Total			5,054	5,233

SUN COMMUNITIES, INC.

Marina Property Name	City	State / Municipal	Wet Slips and Dry Storage Spaces as of 12/31/2022	Wet Slips and Dry Storage Spaces as of 12/31/2021
South Carolina
Beaufort	Beaufort	SC	127	124
Bristol	Charleston	SC	192	249
Charleston City(11)	Charleston	SC	450	450
City Boatyard	Charleston	SC	215	213
Port Royal	Port Royal	SC	252	252
Port Royal Landing	Port Royal	SC	161	161
Reserve Harbor	Pawleys Island	SC	233	239
Skull Creek	Hilton Head	SC	186	186
South Carolina Total			1,816	1,874

North Carolina
Jarrett Bay Boatworks(7)	Beaufort	NC	37	N/A
Kings Point	Cornelius	NC	784	784
Outer Banks(7)	Wanchese	NC	206	N/A
Peninsula Yacht Club	Cornelius	NC	476	476
Skippers Landing	Troutman	NC	392	389
South Harbour Village	Southport	NC	144	146
Westport	Denver	NC	622	587
North Carolina Total			2,661	2,382

Puerto Rico
Puerto del Rey	Fajardo	PR	1,606	1,612
Puerto Rico Total			1,606	1,612

Virginia
Bluewater(7)	Hampton	VA	200	N/A
Stingray Point	Deltaville	VA	224	228
Virginia Total			424	228

MIDWEST
Michigan
Belle Maer	Harrison Township	MI	545	542
Detroit River	Detroit	MI	473	473
Grand Isle	Grand Haven	MI	454	450
Great Lakes	Muskegon	MI	466	466
Jefferson Beach	St. Clair Shores	MI	898	898
Toledo Beach	La Salle	MI	474	363
Tower Marine(7)	Douglas	MI	483	N/A
Michigan Total			3,793	3,192

Ohio
Lakefront	Port Clinton	OH	493	477
Sandusky	Sandusky	OH	550	550
Ohio Total			1,043	1,027

WEST
California
Anacapa Isle	Oxnard	CA	540	450
Ballena Isle	Alameda	CA	414	414
Bayfront(7)	Chula Vista	CA	622	N/A
Cabrillo Isle	San Diego	CA	541	527

SUN COMMUNITIES, INC.

Marina Property Name	City	State / Municipal	Wet Slips and Dry Storage Spaces as of 12/31/2022	Wet Slips and Dry Storage Spaces as of 12/31/2021
Emeryville	Emeryville	CA	460	460
Loch Lomond	San Rafael	CA	529	529
Marina Bay Yacht Harbor(7)	Richmond	CA	800	N/A
Shelter Island	San Diego	CA	60	60
South Bay	Chula Vista	CA	563	413
Sunroad	San Diego	CA	645	643
Ventura Isle	Ventura	CA	531	444
California Total			5,705	3,940

COMPANY TOTAL			47,823	45,155
(1)Wet slips and dry storage spaces from Dauntless Shipyard and Essex Island are grouped into Dauntless.
(2)Wet slips and dry storage spaces from Harbor House are grouped into Yacht Haven.
(3)Wet slips and dry storage spaces from Apponaug Harbor are grouped into Cowesett.
(4)Wet slips and dry storage spaces from Island Park are grouped into Sakonnet.
(5)Wet slips and dry storage spaces from Wickford are grouped into Wickford Cove.
(6)Wet slips and dry storage spaces from Stirling are grouped into Greenport.
(7)Property acquired during year ended December 31, 2022.
(8)Wet slips and dry storage spaces from Harrison Yacht Yard are grouped into Narrows Point.
(9)Property acquired that is temporarily used for Hurricane Ian relief, which will become a development site for a dry storage facility.
(10)Property currently under development.
(11)Wet slips and dry storage spaces from Ashley Fuels are grouped into Charleston City.

SUN COMMUNITIES, INC.
ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings Arising in the Ordinary Course of Business

We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

Environmental Matters

Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed an applied threshold not to exceed $1.0 million. Applying this threshold, there are no environmental matters to disclose for the year ended December 31, 2022.

ITEM 4. MINE SAFETY DISCLOSURES

None.

SUN COMMUNITIES, INC.
PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the NYSE since December 8, 1993, and trades under the symbol "SUI." On February 16, 2023, the closing share price of our common stock was $157.88 per share on the NYSE, and there were 594 holders of record of 124,099,219 outstanding shares of common stock.

On February 16, 2023, the following OP units of the Operating Partnership were outstanding:

OP Units	OP Units Issued and Outstanding	Exchangeable Shares of Common Stock
Aspen preferred OP units	988,819	309,388
Series A-1 preferred OP units	207,548	506,215
Series A-3 preferred OP units	40,268	74,917
Series C preferred OP units	306,013	339,674
Series D preferred OP units	488,958	391,166
Series E preferred OP units	80,000	55,172
Series F preferred OP units	90,000	56,250
Series G preferred OP units	240,710	155,297
Series H preferred OP units	581,367	354,492
Series J preferred OP units	239,000	144,848
Common OP units	2,448,083	2,448,083
Total	5,710,766	4,835,502

We have historically paid regular quarterly distributions to holders of our common stock and common OP units. In addition, we are obligated to make distributions to holders of each series of our preferred OP units. See "Structure of the Company" under Part I, Item 1 of this Annual Report on Form 10-K. Our ability to make distributions on our common stock and preferred OP units, payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. The decision to declare and pay distributions on shares of our common stock and common OP units in the future, as well as the timing, amount and composition of any such future distributions, will be at the sole discretion of our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions, general overall economic conditions and other factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table reflects information about the securities authorized for issuance under our equity compensation plans as of December 31, 2022:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	—	$—	3,282,526
Total	—	$—	3,282,526

SUN COMMUNITIES, INC.
Recent Sales of Unregistered Securities

From time to time, we may issue shares of common stock in exchange for OP units that may be tendered to the Operating Partnership for redemption in accordance with the terms and provisions of the limited partnership agreement of the Operating Partnership. Such shares are issued based on the exchange ratios and formulas described in "Structure of the Company" under Part I, Item 1 of this Annual Report on Form 10-K. Below is the activity of conversions for the three months and year ended December 31, 2022:

		Three Months Ended		Year Ended
		December 31, 2022		December 31, 2022
Series	Conversion Rate	Units / Shares Converted	Common Stock	Units / Shares Converted	Common Stock
Aspen preferred OP units	Various(1)	25,000	8,007	25,000	8,007
Common OP units	1.0000	10,552	10,552	150,393	150,393
Series A-1 preferred OP units	2.4390	62,781	153,122	67,476	164,566
Series C preferred OP units	1.1100	—	—	150	166
Series E preferred OP units	0.6897	—	—	10,000	6,896
Series H preferred OP units	0.6098	40	24	40	24
Series I preferred OP units	0.6098	—	—	922,000	562,195
(1) Refer to Note 8, "Debt and Line of Credit," for additional detail on Aspen preferred OP unit conversions.

All of the securities described above were issued in private placements in reliance on Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.

Purchases of Equity Securities

The following table summarizes our common stock repurchases during the three months ended December 31, 2022:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Period	(a)	(b)	(c)	(d)
October 1, 2022 - October 31, 2022	5,820	$133.36	—	$—
November 1, 2022 - November 30, 2022	935	$134.27	—	$—
December 1, 2022 - December 31, 2022	—	$—	—	$—
Total	6,755	$133.49	—	$—

During the three months ended December 31, 2022, we withheld 6,755 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of a broad market index composed of all issuers listed on the NYSE and an industry index comprised of 20 publicly traded REITs, for the five year period ending on December 31, 2022. This line graph assumes a $100.00 investment on December 31, 2017, a reinvestment of distributions and actual increase of the market value of our common stock relative to an initial investment of $100.00. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

SUN COMMUNITIES, INC.
Peer Group

We utilize peer group data for quantitative benchmarking against external market participants. We select our peer group based on a number of quantitative and qualitative factors including, but not limited to, revenues, total assets, market capitalization, industry, sub-industry, location, total shareholder return history, executive compensation components and peer decisions made by other companies. From time to time, we update our peer group based on analysis of the aforementioned factors and application of judgment. During 2022, we updated our peer group, as shown in the "SUI New Peer Group" caption in the table below.

# Sun Communities, Inc.

Total Return Performance
Sun Communities, Inc.
Dow Jones U.S. Real Estate Residential Index
NYSE Composite Index
SUI New Peer Group
SUI Old Peer Group
Index Value
300
250
200
150
100
50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

	Year Ended
Index	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
Sun Communities, Inc.	$100.00	$112.89	$170.37	$176.47	$248.46	$173.12
Dow Jones U.S. Real Estate Residential Index	$100.00	$103.29	$135.13	$121.26	$192.04	$131.67
NYSE Composite Index	$100.00	$91.05	$114.28	$122.26	$147.54	$133.75
SUI New Peer Group(1)	$100.00	$102.10	$127.52	$113.19	$180.97	$126.17
SUI Old Peer Group(2)	$100.00	$98.84	$123.70	$111.67	$185.81	$129.67
(1)SUI New Peer Group includes: AvalonBay Communities, Inc., Camden Property Trust, CubeSmart, Equity Lifestyle Properties, Inc., Equity Residential, Essex Property Trust, Inc., Extra Space Storage Inc., Federal Realty Investment Trust, Invitation Homes Inc., Mid-America Apartment Communities, Inc., UDR, Inc. and Ventas, Inc.
(2)SUI Old Peer Group includes: American Campus Communities, Inc., Apartment Investment and Management Company, AvalonBay Communities, Inc., Camden Property Trust, CubeSmart, Equity Lifestyle Properties, Inc., Essex Property Trust, Inc., Extra Space Storage Inc., Federal Realty Investment Trust, Invitation Homes Inc., Mid-America Apartment Communities, Inc., The Macerich Company and UDR, Inc.

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

SUN COMMUNITIES, INC.
ITEM 6. [Reserved]

SUN COMMUNITIES, INC.
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and accompanying footnotes thereto included in this Annual Report on Form 10-K. In addition to the results presented in accordance with GAAP below, we have provided NOI and FFO information as supplemental performance measures. Refer to Non-GAAP Financial Measures in this Item 7 for additional information.

OVERVIEW
We are a fully integrated REIT. As of December 31, 2022, we owned and operated, directly or indirectly, or had an interest in, a portfolio of 669 developed properties located in the U.S., the UK, and Canada, including 353 MH communities, 182 RV communities and 134 marinas. We have been in the business of acquiring, operating, developing and expanding MH and RV communities since 1975 and marinas since 2020. We lease individual sites with utilities access for placement of manufactured homes, RVs or boats to our customers. We are also engaged in the marketing, selling and leasing of new and pre-owned homes to current and future residents in our MH communities. The Rental Program operations within our MH communities support and enhance our occupancy levels, property performance and cash flows.

SUN COMMUNITIES, INC.
EXECUTIVE SUMMARY

2022 General Overview

•Total revenues for 2022 increased 30.7% to $3.0 billion.
•In April 2022, we completed our previously announced acquisition of Park Holidays, the second largest owner and operator of holiday parks in the UK, at an enterprise value of £950.0 million (or approximately $1.2 billion). At the initial acquisition date, the Park Holidays portfolio was comprised of 40 owned and two managed properties located in the UK with over 15,900 sites and 600 development sites.
•Including Park Holidays, we acquired 69 properties, totaling over 27,000 sites, wet slips and dry storage spaces, and sites for expansion for a total purchase price of $2.2 billion.
•Achieved Constant Currency Core FFO and Core FFO of $7.44 and $7.35 per diluted share and OP unit, respectively, representing increases of 14.3% and 12.9% compared to 2021.
•Achieved Real property Same Property NOI growth of 5.4% for MH and RV and 7.7% for Marina over 2021.
•Increased MH and RV Same Property occupancy by 180 basis points to 98.6% as compared to 96.8% in 2021.
•Achieved 5-year and 10-year total shareholder return of 73.1% and 396.9%, respectively, outperforming the MSCI US REIT, Russell 1000, U.S. REIT Residential and S&P 500 indexes.
•Completed the construction of over 2,000 total sites at six ground-up developments and 11 expansion and re-development properties.
•Settled forward sale agreements related to an underwritten registered public offering of 4,025,000 shares of our common stock and 2,726,212 shares of our common stock sold under our at-the-market offering program for aggregate net proceeds of $1.2 billion.
•Obtained a $4.2 billion multi-currency revolving credit facility, a 110% increase from the prior credit facility.
•Closed $850.0 million of debt transactions, including an offering of underwritten senior unsecured notes of $600.0 million for net proceeds of $592.3 million.
•Completed a timely execution of our disaster preparedness plan that helped us successfully manage Hurricane Ian.

Property Operations

Occupancy in our MH and annual RV properties, as well as our ability to increase rental rates, directly affect revenues. Our revenue streams are predominantly derived from customers renting our sites on a long-term basis. Our Same Property communities continue to achieve revenue and occupancy increases which drive continued NOI growth. Our Same Property marinas achieved revenue increases which contributed to our NOI growth.

	Year Ended
Portfolio Information:	December 31, 2022	December 31, 2021	December 31, 2020
Occupancy % - Total Portfolio - MH and Annual RV blended(1)	95.9%	97.4%	97.3%
Occupancy % - Same Property - Adjusted MH and Annual RV blended(1)(2)(3)	98.6%	96.8%	97.5%
Core FFO per share	$7.35	$6.51	$5.09
Constant Currency Core FFO per share	$7.44	$6.51	$5.09
Real property NOI - Total Portfolio (in millions)	$1,167.0	$1,002.6	$721.3
Real property NOI - Same Property (in millions) - MH and RV(3)	$819.7	$777.5	$686.6
Real property NOI - Same Property (in millions) - Marina(3)	$162.0	$150.5	N/A
Homes sales volume (excluding UK home sales)	3,212	4,088	2,866
UK home sales	2,177	N/A	N/A
(1) Occupancy percent includes annual RV sites and excludes transient RV sites.
(2) Occupancy percent excludes recently completed but vacant expansion sites.
(3) Same Property is based on the as reported year end Same Property count for each respective year.

SUN COMMUNITIES, INC.
Acquisition Activity

During the year ended December 31, 2022, we acquired 61 MH and RV communities and eight marinas, with 24,347 sites, wet slips and dry storage spaces and 2,655 development sites. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for details of our acquisition activities.

Disposition Activity

Management continually evaluates properties within the portfolio for potential disposition opportunities. When a given property no longer fits our desired growth profile, we seek to redeploy capital to properties and geographies fit to provide greater future returns. From time to time, strategic reductions to the portfolio are necessary to reduce exposure to less desirable locations and support long-term positioning of the Company.

During the year ended December 31, 2022, we sold an RV community containing 514 sites located in California for $15.0 million and two MH communities and one community containing MH and RV sites, each located in Florida, with a total of 323 sites for $29.5 million. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for details on the disposition activities.

Development and Expansion Activities

We have been focused on property ground-up developments and expansion opportunities adjacent to our existing properties.

Ground-up Developments - During the year ended December 31, 2022, we delivered over 840 total sites at six ground-up development properties located in Arizona, Texas, North Carolina and Colorado. We have developed nearly 2,900 sites within the past three years.

Expansions - During the year ended December 31, 2022, we expanded nearly 1,160 total sites at 11 properties. We have developed over 2,050 sites within the past three years.

We continue to expand our properties utilizing our inventory of owned and entitled land. We have 16,195 MH and RV sites suitable for future development.

Markets

Our MH and RV properties are largely concentrated in the U.S. in Florida, Michigan, Texas and California, and in the UK, which collectively contain 66.2% of our total MH and RV sites. We have expanded our market share in multiple states through recent acquisitions and increased our property holdings in high-growth areas of the U.S. including retirement and vacation destinations.

We have also experienced strong revenue growth through recent acquisitions of RV communities. The age demographic of RV communities is attractive, as the population of retirement age adults in the U.S. is growing. RV communities have become a trending vacation opportunity not only for the retiree population, but as an affordable vacation alternative for families and millennials.

SUN COMMUNITIES, INC.
The following table identifies our MH and RV markets by total sites:

	December 31, 2022			December 31, 2021
Major Market	Number of Properties	Total Sites	% of Total Sites	Number of Properties	Total Sites	% of Total Sites
Florida	129	44,278	24.6%	132	46,733	29.4%
Michigan	84	33,220	18.5%	84	33,126	20.8%
Texas	31	11,344	6.3%	30	10,768	6.8%
California	37	8,797	4.9%	36	8,934	5.6%
Arizona	13	5,523	3.1%	12	5,308	3.3%
Ontario, Canada	16	5,239	2.9%	16	5,237	3.3%
Indiana	12	4,178	2.3%	12	4,176	2.6%
New Jersey	11	4,042	2.2%	11	3,990	2.5%
Colorado	11	3,786	2.1%	10	3,539	2.2%
Virginia	10	3,449	1.9%	10	3,435	2.2%
Maine	16	3,656	2.0%	15	3,431	2.2%
New York	10	2,940	1.6%	10	3,141	2.0%
Ohio	9	2,925	1.6%	9	2,925	1.8%
South Carolina	6	2,624	1.5%	6	2,624	1.7%
New Hampshire	10	2,380	1.3%	10	2,398	1.5%
Illinois	5	2,235	1.2%	5	2,235	1.4%
Connecticut	16	2,005	1.1%	16	2,005	1.3%
Maryland	6	1,863	1.0%	6	1,852	1.2%
Delaware	5	1,979	1.1%	4	1,716	1.1%
Pennsylvania	5	1,535	0.9%	5	1,536	1.0%
Georgia	4	1,417	0.8%	4	1,414	0.9%
Oregon	6	1,384	0.8%	6	1,330	0.8%
North Carolina	5	1,182	0.7%	5	1,123	0.7%
Massachusetts	3	921	0.5%	3	927	0.6%
Utah	6	927	0.5%	6	927	0.6%
Washington	2	780	0.4%	2	784	0.5%
Wisconsin	2	591	0.3%	2	591	0.4%
Tennessee	2	545	0.3%	2	545	0.3%
Minnesota	1	475	0.3%	1	475	0.3%
Iowa	1	413	0.2%	1	413	0.3%
Louisiana	1	334	0.2%	1	334	0.2%
Nevada	1	324	0.2%	1	324	0.2%
Kentucky	1	330	0.2%	1	315	0.2%
Alabama	1	497	0.3%	1	167	0.1%
Mississippi	1	155	0.1%	1	155	0.1%
Montana	1	75	—%	1	75	—%
North American Total	480	158,348	88.1%	477	159,008	100.0%
United Kingdom	55	21,370	11.9%	N/A	N/A	N/A
Total	535	179,718	100.0%	477	159,008	100.0%

SUN COMMUNITIES, INC.
The following table identifies our marina markets by total wet slips and dry storage spaces:

	December 31, 2022					December 31, 2021
Major Market	Number of Properties	Wet Slips	Dry Storage Spaces	Total Wet Slips / Dry Storage Spaces	% Wet Slips / Dry Storage Spaces	Number of Properties	Wet Slips	Dry Storage Spaces	Total Wet Slips / Dry Storage Spaces	% Wet Slips / Dry Storage Spaces
Florida	21	2,551	2,503	5,054	10.6%	20	2,701	2,532	5,233	11.6%
California	11	5,360	345	5,705	11.9%	9	3,884	56	3,940	8.7%
Rhode Island	12	3,291	130	3,421	7.2%	12	3,308	177	3,485	7.7%
Connecticut	11	3,325	—	3,325	7.0%	11	3,299	—	3,299	7.3%
Michigan	7	3,120	673	3,793	7.9%	6	2,637	555	3,192	7.1%
Georgia	4	2,593	246	2,839	5.9%	4	2,587	246	2,833	6.3%
New York	9	3,018	—	3,018	6.3%	8	2,783	—	2,783	6.2%
Maryland	9	2,071	561	2,632	5.5%	9	2,156	489	2,645	5.9%
Massachusetts	9	2,070	450	2,520	5.3%	9	2,045	501	2,546	5.6%
Kentucky	5	2,332	40	2,372	5.0%	5	2,365	40	2,405	5.3%
North Carolina	7	1,169	1,492	2,661	5.6%	5	1,081	1,301	2,382	5.3%
Texas	3	1,841	223	2,064	4.3%	3	1,841	283	2,124	4.6%
South Carolina	8	1,206	610	1,816	3.8%	8	1,261	613	1,874	4.1%
Puerto Rico	1	981	625	1,606	3.4%	1	987	625	1,612	3.6%
Ohio	2	888	155	1,043	2.2%	2	888	139	1,027	2.3%
Alabama	1	81	642	723	1.5%	1	81	648	729	1.6%
Mississippi	1	451	135	586	1.2%	1	453	134	587	1.3%
Arkansas	1	582	—	582	1.2%	1	582	—	582	1.3%
New Jersey	2	376	35	411	0.9%	2	488	30	518	1.1%
Tennessee	2	385	—	385	0.8%	2	384	—	384	0.9%
New Hampshire	1	221	—	221	0.5%	1	231	—	231	0.5%
Virginia	2	424	—	424	0.9%	1	228	—	228	0.5%
Vermont	1	127	83	210	0.4%	1	102	72	174	0.4%
Oklahoma	1	162	—	162	0.3%	1	172	—	172	0.4%
Maine	3	240	10	250	0.5%	2	170	—	170	0.4%
	134	38,865	8,958	47,823		125	36,714	8,441	45,155

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

NOI

NOI is derived from operating revenues minus property operating expenses and real estate taxes. NOI is a non-GAAP financial measure that we believe is helpful to investors as a supplemental measure of operating performance because it is an indicator of the return on property investment and provides a method of comparing property performance over time. We use NOI as a key measure when evaluating performance and growth of particular properties and / or groups of properties. The principal limitation of NOI is that it excludes depreciation, amortization, interest expense and non-property specific expenses such as general and administrative expenses, all of which are significant costs. Therefore, NOI is a measure of the operating performance of our properties rather than of the Company overall. In addition, we calculate Constant Currency NOI for our UK Operations by translating the operating results from the UK at the foreign currency exchange rate used for guidance. We believe that NOI and Constant Currency NOI provide enhanced comparability for investor evaluation of properties performance and growth over time.

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

Same Property NOI - A management tool used when evaluating performance and growth of our properties is a comparison of the Same Property portfolio. We define same properties as those we have owned and operated continuously since January 1, 2021. Same properties exclude ground-up development properties, acquired properties and properties sold after December 31, 2020. We believe that same property NOI is helpful to investors as a supplemental comparative performance measure of the income generated from the Same Property portfolio from one period to the next. The Same Property data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions or unique situations. Same Property NOI does not include the revenues and expenses related to home sales, service, retail, dining and entertainment activities at the properties.

FFO

FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as GAAP net income (loss), excluding gains (or losses) from sales of depreciable operating property, plus real estate related depreciation and amortization, real estate related impairments, and after adjustments for unconsolidated partnerships and joint ventures. FFO is a non-GAAP financial measure that management believes is a useful supplemental measure of our operating performance. By excluding gains and losses related to sales of previously depreciated operating real estate assets, real estate related impairment and real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not readily apparent from GAAP net income (loss). Management believes the use of FFO has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. We also use FFO excluding certain gain and loss items that management considers unrelated to the operational and financial performance of our core business ("Core FFO"). In addition, we calculate Constant Currency Core FFO by translating the operating results from the UK, Canada and Australia at the foreign currency exchange rates used for guidance. We believe that Core FFO and Constant Currency Core FFO provide enhanced comparability for investor evaluations of period-over-period results.

SUN COMMUNITIES, INC.
We believe that GAAP net income (loss) is the most directly comparable measure to FFO. The principal limitation of FFO is that it does not replace GAAP net income (loss) as a financial performance measure or GAAP cash flow from operating activities as a measure of our liquidity. Because FFO excludes significant economic components of GAAP net income (loss) including depreciation and amortization, FFO should be used as a supplement to GAAP net income (loss) and not as an alternative to it. Furthermore, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. FFO is calculated in accordance with our interpretation of standards established by Nareit, which may not be comparable to FFO reported by other REITs that interpret the Nareit definition differently.

SUN COMMUNITIES, INC.
RESULTS OF OPERATIONS

Summary Statements of Operations

The following tables reconcile the Net income attributable to Sun Communities, Inc. common shareholders to NOI and summarize our consolidated financial results for the years ended December 31, 2022, 2021 and 2020 (in millions):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net income attributable to SUI common shareholders	$242.0	$380.2	$131.6
Interest income	(35.2)	(12.2)	(10.1)
Brokerage commissions and other revenues, net	(34.9)	(30.2)	(17.2)
General and administrative	256.8	181.3	109.5
Catastrophic event-related charges, net	17.5	2.2	0.9
Business combinations	24.7	1.4	23.0
Depreciation and amortization	604.8	522.7	376.9
Loss on extinguishment of debt (see Note 8)	4.4	8.1	5.2
Interest expense	229.8	158.6	129.1
Interest on mandatorily redeemable preferred OP units / equity	4.2	4.2	4.2
(Gain) / loss on remeasurement of marketable securities (see Note 14)	53.4	(33.5)	(6.1)
(Gain) / loss on foreign currency exchanges	(5.4)	3.7	(7.7)
Gain on disposition of properties	(12.2)	(108.1)	(5.6)
Other expense, net	2.1	12.1	5.2
(Gain) / loss on remeasurement of notes receivable (see Note 4)	0.8	(0.7)	3.3
Income from nonconsolidated affiliates (see Note 6)	(2.9)	(4.0)	(1.7)
Loss on remeasurement of investment in nonconsolidated affiliates (see Note 6)	2.7	0.2	1.6
Current tax expense (see Note 12)	10.3	1.2	0.8
Deferred tax expense / (benefit) (see Note 12)	(4.2)	0.1	(1.6)
Preferred return to preferred OP units / equity interests	11.0	12.1	6.9
Add: Income attributable to noncontrolling interests	10.8	21.5	8.9
NOI	$1,380.5	$1,120.9	$757.1

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Real property NOI	$1,167.0	$1,002.6	$721.3
Home sales NOI	154.6	74.4	28.6
Service, retail, dining and entertainment NOI	58.9	43.9	7.2
NOI	$1,380.5	$1,120.9	$757.1

SUN COMMUNITIES, INC.
Seasonality of Revenue

The RV and marina industries are seasonal in nature, and the results of operations in any one period may not be indicative of results in future periods.

In the RV segment, certain properties maintain higher occupancy during the summer months, while other properties maintain higher occupancy during the winter months. Based on the location of our properties with transient RV sites, our portfolio generally produces higher revenues between April and September than between October and March. Real property - transient revenue is included in RV segment revenue. The following table presents the seasonality of real property-transient revenue for the years ended December 31, 2022, 2021 and 2020:

	Real property - transient revenue (in millions)	For the Three Months Ended
Year		March 31	June 30	September 30	December 31	Total
2022	$335.0	12.7%	27.8%	45.8%	13.7%	100.0%
2021	$266.6	11.9%	27.3%	44.9%	15.9%	100.0%
2020	$134.7	18.8%	15.6%	44.9%	20.7%	100.0%

In the marina market, demand for wet slip storage increases during the summer months as customers contract for the summer boating season, which also drives non-storage revenue streams such as service, fuel and on-premises restaurants or convenience stores. Demand for dry storage increases during the winter season as seasonal weather patterns require boat owners to store their vessels on dry docks and within covered racks. The following table presents the seasonality of Marina real property revenue for the years ended December 31, 2022, 2021 and 2020:

	Seasonal real property revenue (in millions)	For the Three Months Ended
Year		March 31	June 30	September 30	December 31	Total
2022	$310.2	20.1%	25.6%	29.0%	25.3%	100.0%
2021	$246.6	17.7%	25.0%	29.9%	27.4%	100.0%
2020	$24.4	N/A	N/A	N/A	100.0%	100.0%

In 2020, Seasonal real property revenue was recognized 100% in the fourth quarter, given that the Safe Harbor acquisition closed during the fourth quarter.

SUN COMMUNITIES, INC.
Comparison of the Years Ended December 31, 2022 and 2021

Real Property Operations - Total Portfolio

The following tables reflect certain financial and other information for our Total Portfolio as of and for the years ended December 31, 2022 and 2021 (in millions, except for statistical information):

	Year Ended
Financial Information	December 31, 2022	December 31, 2021	Change	% Change
Revenue
Real property (excluding transient and other)	$1,356.3	$1,165.0	$191.3	16.4%
Real property - transient	353.4	281.4	72.0	25.6%
Other	192.5	151.8	40.7	26.8%
Total Operating	1,902.2	1,598.2	304.0	19.0%
Expense
Property Operating	735.2	595.6	139.6	23.4%
Real Property NOI	$1,167.0	$1,002.6	$164.4	16.4%

	As of
Other Information	December 31, 2022	December 31, 2021		Change
Number of properties(1)	669	602		67

MH occupancy	94.8%
RV occupancy(2)	100.0%
MH & RV blended occupancy(3)	95.9%	97.4%		(1.5)%

Sites available for MH & RV development	16,195	10,672		5,523

Monthly base rent per site - MH	$630	$603	(5)	$27
Monthly base rent per site - RV(4)	$544	$523	(5)	$21
Monthly base rent per site - Total	$609	$584	(5)	$25

Weighted average monthly rental rate - MH Rental Program	$1,221	$1,112		$109
(1) Includes MH and RV communities and marinas.
(2) Occupancy percentages include annual RV sites and exclude transient RV sites.
(3) Occupancy percentages include MH and annual RV sites, and exclude transient RV sites.
(4) Monthly base rent pertains to annual RV sites and excludes transient RV sites.
(5) Canadian currency figures included within the year ended December 31, 2021 have been translated at 2022 average exchange rates, respectively.

The $164.4 million increase in Real Property NOI as compared to the same period in 2021, consists of $42.2 million from Same Property MH and RV, $11.5 million from Same Property Marina, $51.0 million from the UK operations and $59.7 million from other recently acquired or developed properties in the year ended December 31, 2022 as compared to 2021.

SUN COMMUNITIES, INC.
Real Property Operations - Same Property Portfolio

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

In order to evaluate the growth of the Same Property portfolio, management has classified certain items differently than our GAAP statements. The reclassification difference between our GAAP statements and our Same Property portfolio is the reclassification of utility revenues from real property revenue to operating expenses. A significant portion of our utility charges are re-billed to our residents. Additionally, for the MH and RV, the amounts in the tables below reflect constant currency for comparative purposes. For the years ended December 31, 2022 and 2021, Canadian currency figures included within the year ended December 31, 2021 have been translated at 2022 average exchange rates. For the years ended December 31, 2021 and 2020, Canadian currency figures included within the year ended December 31, 2020 have been translated at 2021 average exchange rates.

SUN COMMUNITIES, INC.
Real Property Operations - Same Property - MH and RV United States and Canada

The following tables reflect certain financial and other information for our Same Property MH and RV portfolio as of and for the years ended December 31, 2022 and 2021.
(in millions, except for statistical information).

	Total Same Property				MH				RV
	Year Ended				Year Ended				Year Ended
Financial Information	December 31, 2022	December 31, 2021	Change	% Change(1)	December 31, 2022	December 31, 2021	Change	% Change(1)	December 31, 2022	December 31, 2021	Change	% Change(1)
Revenue
Real property (excluding transient and other)	$929.3	$873.0	$56.3	6.4%	$739.9	$707.4	$32.5	4.6%	$189.4	$165.6	$23.8	14.4%
Real property - transient	245.0	237.5	7.5	3.1%	1.2	1.5	(0.3)	(14.8)%	243.8	236.1	7.7	3.3%
Other	43.5	41.9	1.6	3.9%	19.8	19.0	0.8	3.7%	23.7	22.8	0.9	4.0%
Total Operating	1,217.8	1,152.4	65.4	5.7%	760.9	727.9	33.0	4.5%	456.9	424.5	32.4	7.6%
Expense
Property Operating	398.1	374.9	23.2	6.2%	202.7	187.5	15.2	8.1%	195.4	187.4	8.0	4.2%
Real Property NOI	$819.7	$777.5	$42.2	5.4%	$558.2	$540.4	$17.8	3.3%	$261.5	$237.1	$24.4	10.3%
(1) Percentages are calculated based on unrounded numbers.

	Total Same Property				MH				RV
	Year Ended				Year Ended				Year Ended
Financial Information	December 31, 2021	December 31, 2020	Change	% Change(1)	December 31, 2021	December 31, 2020	Change	% Change(1)	December 31, 2021	December 31, 2020	Change	% Change(1)
Revenue
Real property (excluding transient and other)	$875.3	$824.7	$50.6	6.1%	$693.4	$663.6	$29.8	4.5%	$182.0	$161.1	$20.9	13.0%
Real property - transient	194.8	144.1	50.7	35.2%	1.4	1.7	(0.3)	(15.2)%	193.3	142.4	50.9	35.8%
Other	39.0	23.4	15.6	67.0%	19.3	10.3	9.0	87.1%	19.7	13.0	6.7	51.1%
Total Operating	1,109.1	992.2	116.9	11.8%	714.1	675.6	38.5	5.7%	395.0	316.5	78.5	24.8%
Expense
Property Operating	345.7	305.6	40.1	13.1%	182.8	169.1	13.7	8.1%	163.0	136.5	26.5	19.4%
Real Property NOI	$763.4	$686.6	$76.8	11.2%	$531.3	$506.5	$24.8	4.9%	$232.0	$180.0	$52.0	28.9%
(1) Percentages are calculated based on unrounded numbers.

SUN COMMUNITIES, INC.

	As of				As of
Other Information	December 31, 2022	December 31, 2021		Change	December 31, 2021	December 31, 2020		Change
Number of properties(1)	421	421		—	403	403		—

MH occupancy	97.1%				97.6%
RV occupancy(2)	100.0%				100.0%
MH & RV blended occupancy(3)	97.8%				98.2%

Adjusted MH occupancy(4)	98.2%				98.6%
Adjusted RV occupancy(5)	100.0%				100.0%
Adjusted MH & RV blended occupancy(6)	98.6%	96.8%	(7)	1.8%	98.9%	97.5%	(7)	1.4%

Sites available for development	7,092	7,670		(578)	6,866	7,332		(466)

Monthly base rent per site - MH	$635	$607	(9)	$28	$611	$591	(9)	$20
Monthly base rent per site - RV(8)	$555	$516	(9)	$39	$537	$512	(9)	$25
Monthly base rent per site - Total	$617	$587	(9)	$30	$593	$573	(9)	$20

Monthly base rent per site - MH Rental Program	$1,225	$1,117		$108
(1) Financial results from properties disposed of during the year have been removed from Same Property reporting.
(2) Occupancy percentages include annual RV sites and exclude transient RV sites.
(3) Occupancy percentages include MH and annual RV sites, and exclude transient RV sites.
(4) Adjusted occupancy percentages include MH sites and exclude recently completed but vacant MH expansion sites.
(5) Adjusted occupancy percentages include annual RV sites, and exclude transient RV sites.
(6) Adjusted occupancy percentages include MH and annual RV sites, and exclude transient RV sites and recently completed but vacant expansion sites.
(7) The occupancy percentages for 2021 of the years ended December 31, 2022 and 2021 and 2020 of the years ended December 31, 2021 and 2020 have been adjusted to reflect incremental growth period-over-period from newly rented MH expansion sites and the conversion of transient RV sites to annual RV sites.
(8) Monthly base rent pertains to annual RV sites and excludes transient RV sites.
(9) Canadian currency figures included within the year ended December 31, 2021 and 2020 have been translated at 2022 and 2021 average exchange rates, respectively.

For the years ended December 31, 2022 and 2021:

•The Same Property data includes all properties that we have owned and operated continuously since January 1, 2021 exclusive of ground-up development and redevelopment properties recently completed or under construction, and other properties as determined by management. We have reclassified utilities revenues of $79.0 million and $71.4 million for the years ended December 31, 2022 and 2021, respectively, to reflect the utility expenses associated with our Same Property net of recovery.

•The MH segment's increase in NOI of $17.8 million, or 3.3%, when compared to the same period in 2021 is primarily due to an increase in Real property (excluding transient and other) revenue of $32.5 million, or 4.6% partially offset by increased property operating expenses. Real property (excluding transient and other) revenue increased primarily due to a 4.6% increase in monthly base rent.

•The RV segment's increase in NOI of $24.4 million, or 10.3%, when compared to the same period in 2021 is primarily due to an increase in Real property (excluding transient and other) revenue of $23.8 million, or 14.4%, primarily due to 7.6% increase in monthly base rent.

For the years ended December 31, 2021 and 2020:

•The Same Property data includes all properties that we owned and operated continuously since January 1, 2020, exclusive of ground-up development and redevelopment properties recently completed or under construction, and other properties as determined by management. We have reclassified utilities revenues of $69.0 million and $63.1 million rebilled to residents and owners for the years ended December 31, 2021 and 2020, respectively, to reflect the utility expenses associated with our Same Property net of recovery.

SUN COMMUNITIES, INC.
•The MH segment's increase in NOI of $24.8 million, or 4.9%, when compared to the same period in 2020 is primarily due to an increase in Real property (excluding transient and other) revenue of $29.8 million, or 4.5%. Real property (excluding transient and other) revenue increased due to a 3.4% increase in monthly base rent per MH site and a 1.4% increase in occupancy.

•The RV segment's increase in NOI of $52.0 million, or 28.9%, when compared to the same period in 2020 is primarily due to an increase in Real property - transient revenue of $50.9 million, or 35.8%, due to increased transient and vacation rental stays at our resorts. The results of the comparative 2020 period were impacted by the required closure, or delayed opening, of over 40 of our RV resorts due to the COVID-19 pandemic.

Real Property Operations - Same Property - Marina

The following tables reflect certain financial and other information for our Same Property Marina portfolio as of and for the years ended December 31, 2022 and 2021 (in millions, except for statistical information).

	Year Ended
Financial Information	December 31, 2022	December 31, 2021	Change	% Change(1)
Revenue
Real property (excluding transient and other)	$221.4	$205.6	$15.8	7.7%
Real property - transient	12.4	13.0	(0.6)	(5.1)%
Other	12.3	11.4	0.9	8.7%
Total Operating	246.1	230.0	16.1	7.0%
Expense
Property Operating	84.1	79.5	4.6	5.8%
Real Property NOI	$162.0	$150.5	$11.5	7.7%
(1) Percentages are calculated based on unrounded numbers.

	As of
	December 31, 2022	December 31, 2021	Change	% Change
Other Information
Number of properties	101	101	—	—%
Wet slip and dry storage spaces	35,546	35,744	(198)	(0.6)%

The Same Property data includes all marinas that we have owned and operated continuously since January 1, 2021 exclusive of certain properties as determined by management. We have reclassified utility revenues of $11.4 million and $11.1 million for the year ended December 31, 2022 and 2021, respectively, to reflect the utility expenses associated with our Same Property Marina portfolio net of recovery.

For the years ended December 31, 2022 and 2021, the $11.5 million, or 7.7%, increase in Marina Real Property NOI is primarily due to the $15.8 million, or 7.7%, increase in Real property (excluding transient and other) revenue, partially offset by increased property operating expenses.

SUN COMMUNITIES, INC.
UK Operations Summary

The following table reflects certain financial and other information for our UK operations as of and for the period from date of acquisition to December 31, 2022 (in millions, except for statistical information):

YTD Since Acquisition December 31, 2022

Financial Information
Revenues
Real property (excluding transient and other)	$60.0
Real property - transient	38.5
Other	1.2
Total Operating	99.7
Expenses
Property Operating	48.7
Real Property NOI	51.0

Home Sales
Revenue	190.4
Cost of home sales	102.4
Home selling expenses	5.5
NOI	82.5

Retail, dining and entertainment
Revenue	32.8
Expense	38.0
Net Operating Loss	(5.2)

UK Operations NOI	$128.3
Adjustment
Foreign currency translation impact	15.6
UK Operations NOI - Constant Currency	$143.9

Other information
Number of properties	55
Developed sites	18,227
Occupied sites	16,223
Occupancy	89.0%
Transient sites	3,143
Sites available for development	1,888

Home Sales
New home sales volume	1,158
Pre-owned home sales volume	1,019
Total home sales volume	2,177

UK Operations NOI, a component of our MH segment, is separately reviewed to assess the overall growth and performance of the UK Operations portfolio and its financial impact on our operations.

We have reclassified utility revenue of $8.9 million for the period from date of acquisition through December 31, 2022, to reflect the utility expenses associated with our UK Operations portfolio net of recovery.

SUN COMMUNITIES, INC.
Home Sales Summary (excluding UK home sales)

We purchase new homes and acquire pre-owned and repossessed manufactured homes, generally located within our communities, from lenders, dealers and former residents to lease or sell to current and prospective residents.

The following table reflects certain financial and statistical information for our Home Sales Program for the years ended December 31, 2022 and 2021 (in millions, except for average selling prices and other information):

	Year Ended
	December 31, 2022	December 31, 2021	Change	% Change
Financial Information
New homes
New home sales	$126.0	$114.9	$11.1	9.7%
New home cost of sales	103.3	94.1	9.2	9.8%
Gross profit – new homes	22.7	20.8	1.9	9.1%
Gross margin % – new homes	18.0%	18.1%	(0.1)%
Average selling price – new homes	$179,232	$156,902	$22,330	14.2%

Pre-owned homes
Pre-owned home sales	$149.4	$165.3	$(15.9)	(9.6)%
Pre-owned home cost of sales	81.6	93.0	(11.4)	(12.3)%
Gross profit – pre-owned homes	67.8	72.3	(4.5)	(6.2)%
Gross margin % – pre-owned homes	45.4%	43.7%	1.7%
Average selling price – pre-owned homes	$59,546	$49,255	$10,291	20.9%

Total home sales
Revenue from home sales	$275.4	$280.2	$(4.8)	(1.7)%
Cost of home sales	184.9	187.1	(2.2)	(1.2)%
Home selling expenses	18.4	18.7	(0.3)	(1.6)%
Home Sales NOI	$72.1	$74.4	$(2.3)	(3.1)%

Other Information
New home sales volume	703	732	(29)	(4.0)%
Pre-owned home sales volume	2,509	3,356	(847)	(25.2)%
Total home sales volume	3,212	4,088	(876)	(21.4)%

Gross Profit - New Homes
For the year ended December 31, 2022, the $1.9 million, or 9.1%, increase in gross profit is primarily the result of a 14.2% increase in new home average selling price, partially offset by a 4.0% decrease in new home sales volume, as compared to the same period in 2021.

Gross Profit - Pre-owned Homes
For the year ended December 31, 2022, the $4.5 million, or 6.2%, decrease in gross profit is driven by a 25.2% decrease in pre-owned home sales volume, partially offset by a 20.9% increase in the pre-owned home average selling price, as compared to the same period in 2021.

Refer to the UK Operations summary above for financial information related to our home sales in the UK.

SUN COMMUNITIES, INC.
Rental Program Summary

The following table reflects certain financial and other information for our Rental Program for the years ended December 31, 2022 and 2021 (in millions, except for other information):

	Year Ended
	December 31, 2022	December 31, 2021	Change	% Change
Financial Information
Revenues	$127.6	$138.1	$(10.5)	(7.6)%
Expenses	23.9	19.7	4.2	21.3%
Rental Program NOI	$103.7	$118.4	$(14.7)	(12.4)%

Other Information
Number of sold rental homes	640	1,071	(431)	(40.2)%
Number of occupied rentals, end of period	9,334	9,870	(536)	(5.4)%
Investment in occupied rental homes, end of period	$572.3	$556.3	$16.0	2.9%
Weighted average monthly rental rate, end of period	$1,221	$1,112	$109	9.8%

The Rental Program NOI is included in Real Property NOI. The Rental Program NOI is separately reviewed to assess the overall growth and performance of the Rental Program and its financial impact on our operations.

For the year ended December 31, 2022, Rental Program NOI decreased $14.7 million, or 12.4% as compared to the same period in 2021. The decrease is primarily due to a $10.5 million, or 7.6%, decrease in revenue, driven by a 5.4% decrease in the number of occupied rental homes and a 21.3% increase in expenses as compared to the same period in 2021.

SUN COMMUNITIES, INC.
Marina Segment Summary

The following table reflects certain financial and other information for our marinas for the years ended December 31, 2022 and 2021 (in millions, except for other information):

	Year Ended
	December 31, 2022	December 31, 2021	Change	% Change
Financial Information
Revenues
Real property (excluding transient and other)	$321.8	$251.0	$70.8	28.2%
Real property - transient	18.9	14.8	4.1	27.7%
Other	23.8	12.4	11.4	91.9%
Total Operating	364.5	278.2	86.3	31.0%
Expenses
Property Operating	121.4	95.6	25.8	27.0%
Real Property NOI	243.1	182.6	60.5	33.1%

Service, retail, dining and entertainment
Revenue	402.3	270.8	131.5	48.6%
Expense	356.9	241.1	115.8	48.0%
NOI	45.4	29.7	15.7	52.9%

Marina NOI	$288.5	$212.3	$76.2	35.9%

Other Information
Number of properties	134	125	9	7.2%
Total wet slips and dry storage	47,823	45,155	2,668	5.9%

The Marina NOI is separately reviewed to assess the overall growth and performance of the Marina segment and its financial impact on our results of operations.

We have reclassified utility revenues of $20.2 million and $15.0 million for the years ended December 31, 2022 and 2021, respectively, to reflect the utility expenses associated with our Marina portfolio net of recovery.

For the years ended December 31, 2022 and 2021:

•The $76.2 million, or 35.9% increase in Marina NOI is due to a $60.5 million, or 33.1%, increase in Marina Real Property NOI and a $15.7 million, or 52.9% increase, in Service, Retail, Dining and Entertainment NOI.
•The $60.5 million, or 33.1%, increase in Marina Real Property NOI is due primarily to an increase in the number of owned Marina properties compared to the same period in 2021.
•The $15.7 million, or 52.9%, increase in Service, Retail, Dining and Entertainment NOI is due primarily to increased service rates at our marinas and the addition of service revenue from the acquisition of additional marinas as compared to the same period in 2021.

SUN COMMUNITIES, INC.
Other Items - Statements of Operations(1)

The following table summarizes other income and expenses for the years ended December 31, 2022 and 2021 (amounts in millions):

	Year Ended
	December 31, 2022	December 31, 2021	Change	% Change
Service, retail, dining and entertainment, net	$58.9	$43.9	$15.0	34.2%
Interest income	$35.2	$12.2	$23.0	188.5%
Brokerage commissions and other, net	$34.9	$30.2	$4.7	15.6%
General and administrative expense	$256.8	$181.3	$75.5	41.6%
Catastrophic event-related charges, net	$17.5	$2.2	$15.3	695.5%
Business combinations	$24.7	$1.4	$23.3	N/M
Depreciation and amortization	$604.8	$522.7	$82.1	15.7%
Loss on extinguishment of debt (see Note 8)	$4.4	$8.1	$(3.7)	(45.7)%
Interest expense	$229.8	$158.6	$71.2	44.9%
Interest on mandatorily redeemable preferred OP units / equity	$4.2	$4.2	$—	—%
Gain / (loss) on remeasurement of marketable securities (see Note 14)	$(53.4)	$33.5	$(86.9)	N/M
Gain / (loss) on foreign currency exchanges	$5.4	$(3.7)	$9.1	N/M
Gain on dispositions of properties	$12.2	$108.1	$(95.9)	(88.7)%
Other expense, net	$(2.1)	$(12.1)	$10.0	(82.6)%
Gain / (loss) on remeasurement of notes receivable (see Note 4)	$(0.8)	$0.7	$(1.5)	N/M
Income from nonconsolidated affiliates (see Note 6)	$2.9	$4.0	$(1.1)	(27.5)%
Loss on remeasurement of investment in nonconsolidated affiliates (see Note 6)	$(2.7)	$(0.2)	$(2.5)	N/M
Current tax expense (see Note 12)	$(10.3)	$(1.2)	$(9.1)	758.3%
Deferred tax benefit / (expense) (see Note 12)	$4.2	$(0.1)	$4.3	N/M
Preferred return to preferred OP units / equity interests	$11.0	$12.1	$(1.1)	(9.1)%
Income attributable to noncontrolling interests	$10.8	$21.5	$(10.7)	(49.8)%
(1) Only items determined by management to be material, of interest, or unique to the periods disclosed above are explained below.
N/M = Percentage change is not meaningful.

Service, retail, dining and entertainment, net - for the year ended December 31, 2022, increased primarily due to increased service rates at our marinas and acquisitions.

Interest income - for the year ended December 31, 2022, increased primarily due to interest income on a loan provided to a real estate operator to finance its acquisition and development costs in the current period as compared to the same period in 2021.

General and administrative expense - for the year ended December 31, 2022, increased primarily due to the acquisition of Park Holidays, and an increase in wages and incentives driven by growth in strategic initiatives as compared to the same period in 2021.

Catastrophic event-related charges, net - for the year ended December 31, 2022, increased primarily due to charges for impairment, cleanup, debris removal and repairs, partially offset by expected insurance recoveries, at our properties in Fort Myers, Florida, which sustained significant damage from Hurricane Ian. Refer to Note 16, "Commitments and Contingencies," in our accompanying Consolidated Financial Statements for additional information.

Business combinations - for the year ended December 31, 2022, increased primarily as a result of the acquisition of Park Holidays. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

Depreciation and amortization - for the year ended December 31, 2022, increased as a result of property acquisitions during 2021 and 2022. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.
Interest expense - for the year ended December 31, 2022, increased due to the higher carrying balance of debt and increased interest rates as compared to the same period in 2021. Refer to Note 8, "Debt and Line of Credit," in our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on remeasurement of marketable securities - for the year ended December 31, 2022, was a loss of $53.4 million, as compared to a gain of $33.5 million during the same period in 2021 due to the fluctuation in the price of our publicly traded marketable securities. Refer to Note 15, "Fair Value of Financial Instruments," in our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on foreign currency exchanges - for the year ended December 31, 2022, was a gain of $5.4 million, primarily due to the impact of the U.S. dollar strengthening against the Pound sterling on our line of credit. There was a loss of $3.7 million in the same period in 2021, primarily due to the fluctuation of exchange rates on Canadian and Australian denominated currencies.

Gain on dispositions of properties - for the year ended December 31, 2022, decreased due to a lower net gain on the sale of four properties as compared to a gain on the sale of six properties during the same period in 2021. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

Other expense, net - for the year ended December 31, 2022, was an expense of $2.1 million, compared to an expense of $12.1 million, for the year ended December 31, 2021, primarily due to a gain from a litigation settlement in 2022 and contingent consideration expense in 2021.

Current tax expense - for the year ended December 31, 2022, increased due to incremental taxable income from the acquisition of Park Holidays in the UK. Refer to Note 12, "Income Taxes," in our accompanying Consolidated Financial Statements for additional information.

Income attributable to noncontrolling interests - for the year ended December 31, 2022, decreased due to a decrease in Net Income as compared to the same period in 2021.

SUN COMMUNITIES, INC.
RECONCILIATION OF NET INCOME ATTRIBUTABLE TO SUI COMMON SHAREHOLDERS TO FFO

The following table reconciles Net income attributable to SUI common shareholders to FFO for the years ended December 31, 2022, 2021 and 2020 (in millions, except for per share amounts):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net Income Attributable to SUI Common Shareholders	$242.0	$380.2	$131.6
Adjustments
Depreciation and amortization	602.6	521.9	376.9
Depreciation on nonconsolidated affiliates	0.1	0.1	0.1
(Gain) / loss on remeasurement of marketable securities	53.4	(33.5)	(6.1)
Loss on remeasurement of investment in nonconsolidated affiliates	2.7	0.2	1.6
(Gain) / loss on remeasurement of notes receivable	0.8	(0.7)	3.3
Gain on dispositions of properties	(12.2)	(108.1)	(5.6)
Add: Returns on preferred OP units	9.5	4.0	2.2
Add: Income attributable to noncontrolling interests	10.4	14.7	7.9
Gain on dispositions of assets, net	(54.9)	(60.5)	(22.2)
FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities(1)	$854.4	$718.3	$489.7

Adjustments
Business combination expense and other acquisition related costs(2)	47.4	10.0	25.3
Loss on extinguishment of debt	4.4	8.1	5.2
Catastrophic event-related charges, net	17.5	2.2	0.9
Loss of earnings - catastrophic event-related charges, net(3)	4.8	0.2	—
(Gain) / loss on foreign currency exchanges	(5.4)	3.7	(7.7)
Other adjustments, net(4)	0.4	16.2	2.2
Core FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities(1)	$923.5	$758.7	$515.6
Adjustment
Foreign currency translation impact(5)	11.0	—	—
Constant Currency Core FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities	$934.5	$758.7	$515.6

Weighted Average Common Shares Outstanding - Basic	120.2	112.6	97.5
Add
Common shares dilutive effect from forward equity sale	0.2	—	—
Restricted stock	0.4	0.2	0.4
Common OP units	2.5	2.5	2.5
Common stock issuable upon conversion of certain preferred OP units	2.3	1.2	0.9
Weighted Average Common Shares Outstanding - Diluted	125.6	116.5	101.3

FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities Per Share	$6.80	$6.16	$4.83

Core FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities Per Share	$7.35	$6.51	$5.09

Constant Currency Core FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities per Share	$7.44	$6.51	$5.09
(1)The effect of certain anti-dilutive convertible securities is excluded from these items.
(2)These costs represent (i) nonrecurring integration expenses associated with new acquisitions and first year acquisition deferred costs, (ii) costs associated with potential acquisitions that will not close, (iii) costs associated with the termination of the bridge loan commitment during the three months ended March 31, 2022 related to the acquisition of Park Holidays and (iv) business combination expenses and expenses incurred to bring recently acquired properties up to our operating standards, including items such as tree trimming and painting costs that do not meet our capitalization policy.
(3)Adjustment related to estimated loss of earnings in excess of the applicable business interruption deductible in relation to our three Fort Myers Florida RV communities that were impaired by Hurricane Ian and our three Florida Keys communities that were impaired by Hurricane Irma, which had not yet been received from our insurer.
(4)Other adjustments, net include (i) deferred tax (benefit) / expense and long-term lease termination (benefit) / expense for the years ended December 31, 2022, 2021 and 2020 (ii) accelerated deferred compensation amortization, gain from litigation settlement and gain on sale of investment in nonconsolidated affiliate for the year ended December 31, 2022, (iii) RV rebranding non-recurring cost for the years ended December 31, 2022 and 2021, and (iv) change in estimated contingent consideration for the years ended December 31, 2021 and 2020.

SUN COMMUNITIES, INC.
(5)We calculated the foreign currency translation impact by comparing the actual weighted average foreign currency rates with the weighted average foreign currency rates used for guidance, as follows:

	Year Ended
	December 31, 2022
	Actual	Guidance
U.S. Dollars per Pounds Sterling	$1.2041	$1.330
U.S. Dollars per Canadian Dollars	$0.7692	$0.770
U.S. Dollars per Australian Dollars	$0.7282	$0.756

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

We also intend to continue to strengthen our capital and liquidity positions by focusing on our core fundamentals, which are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We take a disciplined approach to selecting the optimal mix of financing sources to meet our liquidity demands and minimize our overall cost of capital. In June 2021, we received investment grade ratings of BBB and Baa3 from S&P Global and Moody's, respectively, both with stable outlooks. Our ratings remain unchanged from original receipt. We plan to continue to capitalize on our unsecured bond market access to optimize our cost of capital and increase our financial flexibility.

Current market and economic conditions, including relating to, among other things, interest rates, currency fluctuations, equity valuations and inflation, may adversely affect our ability to obtain debt and equity capital in the short term on attractive terms.

Acquisition, development and expansion activities

Subject to market conditions, we intend to continue to identify opportunities to expand our development pipeline and acquire existing properties. We finance acquisitions through available cash, secured financing, draws on our Senior Credit Facility, the assumption of existing debt on properties and the issuance of debt and equity securities. The current higher interest rate environment may make it more expensive to finance acquisitions and fund developments and expansions We will continue to evaluate acquisition and development opportunities that meet our underwriting criteria.

During the year ended December 31, 2022, we acquired 61 MH and RV communities, totaling 21,795 sites and 2,655 development sites, and eight marinas totaling 2,552 wet slips and dry storage spaces, for a total purchase price of approximately $2.2 billion. This includes our acquisition of Park Holidays at an enterprise value of £950.0 million, or approximately $1.2 billion.

We have been focused on property ground-up development and expansion opportunities adjacent to our existing properties. During the year ended December 31, 2022, we constructed over 840 total sites at six ground-up developments and expanded nearly 1,160 total sites at 11 properties.

We continue to expand our properties utilizing our inventory of owned and entitled land. We have 16,195 MH and RV sites suitable for future development.

Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional detail on acquisitions completed in 2022.

SUN COMMUNITIES, INC.
Capital Expenditures

Our capital expenditures include expansion sites and development construction costs, recurring capital expenditures, lot modifications, growth projects, acquisition-related capital expenditures, rental home purchases and rebranding costs.

Our capital expenditure activity is summarized as follows (in millions):

	Year Ended
	December 31, 2022	December 31, 2021
Non-Recurring Capital Expenditures
Lot Modifications	$39.1	$28.8
Growth Projects	99.5	77.0
Rebranding	15.0	6.1
Acquisition-related Capital Expenditures	280.3	176.5
Expansion and Development	261.8	201.7
Rental Program	151.1	117.4
Other	0.4	0.5
Total Non-Recurring Capital Expenditures	847.2	608.0
Recurring Capital Expenditures	73.8	64.6
Total Capital Expenditure Activities	$921.0	$672.6

Recurring capital expenditures - property recurring capital expenditures are necessary to maintain asset quality, including purchasing and replacing assets used to operate the communities and marinas. Recurring capital expenditures at our MH and RV properties include items such as: major road and driveway repairs and improvements; pool improvements; clubhouse renovations; adding or replacing streetlights; playground equipment; signage; maintenance facilities; manager housing and property vehicles. Recurring capital expenditures at our marinas include items such as: dredging, dock repairs and improvements, and equipment maintenance and upgrades. The minimum capitalized amount is five hundred dollars.

Non-Recurring Capital Expenditures

Lot modifications - lot modification capital expenditures are incurred to modify the foundational structures required to set a new home after a previous home has been removed. These expenditures are necessary to create a revenue stream from a new site renter and often improve the quality of the community. Other lot modification expenditures include land improvements added to annual RV sites to aid in the conversion of transient RV guests to annual contracts.

Growth projects - growth projects consist of revenue generating or expense reducing activities at MH, RV and marina properties. This includes, but is not limited to, utility efficiency and renewable energy projects, site, slip or amenity upgrades such as the addition of a garage, shed or boat lift, and other special capital projects that substantiate an incremental rental increase.

Rebranding - rebranding includes new signage at our RV communities and costs of building an RV mobile application and updated website.

Acquisition-related capital expenditures - consist of capital improvements identified during due diligence that are necessary to bring our communities and marinas up to our operating standards. These include items such as: upgrading clubhouses; landscaping; new street light systems; new mail delivery systems; pool renovation including larger decks, heaters and furniture; new maintenance facilities; lot modifications; and new signage including main signs and internal road signs.

Expansion and development expenditures - consist primarily of construction costs such as roads, activities and amenities, and costs necessary to complete home and RV site improvements, such as driveways, sidewalks and landscaping at our MH and RV communities. Expenditures also include costs to rebuild after damage has been incurred at MH, RV or Marina properties, and research and development.

Rental program - consists of investment in the acquisition of homes intended for the Rental Program and the purchase of vacation rental homes at our RV communities. Expenditures for these investments depend upon the condition of the markets for repossessions and new home sales, rental homes and vacation rental homes.

SUN COMMUNITIES, INC.
Cash Flow Activities

Our cash flow activities are summarized as follows (in millions):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net Cash Provided by Operating Activities	$734.9	$753.6	$543.3
Net Cash Used for Investing Activities	$(3,062.6)	$(2,338.2)	$(2,486.5)
Net Cash Provided by Financing Activities	$2,348.6	$1,570.4	$2,000.8
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$(8.7)	$(0.2)	$0.2

Cash, cash equivalents and restricted cash increased by $12.2 million from $78.2 million as of December 31, 2021, to $90.4 million as of December 31, 2022.

Operating activities - Net cash provided by operating activities decreased by $18.7 million, to $734.9 million for the year ended December 31, 2022, compared to $753.6 million for the year ended December 31, 2021. The decrease in operating cash flow was primarily due to changes in inventory, other assets, and other receivables, including an increase in insurance reimbursement receivables related to Hurricane Ian, partially offset by improved operating performance at our existing MH and RV communities and marinas.

Our net cash flows provided by operating activities from continuing operations may be adversely impacted by, among other things:

•the market and economic conditions in our current markets generally, and specifically in the metropolitan areas of our current markets;
•lower occupancy and rental rates of our properties;
•substantial increases in insurance premium;
•increases in other operating costs, such as wage and benefit costs, real estate taxes and utilities;
•decreased sales of manufactured homes;
•current volatility in economic conditions and the financial markets; and
•the effects of the COVID-19 pandemic. Refer to "Risk Factors" in Part I, Item 1A in this Annual Report on Form 10-K.

Investing activities - Net cash used for investing activities increased by $0.8 billion, to $3.1 billion for the year ended December 31, 2022, compared to $2.3 billion for the year ended December 31, 2021. The increase in Net cash used for investing activities was primarily driven by an increase in cash deployed to acquire Park Holidays and other new properties during the year ended December 31, 2022 as compared to the corresponding period in 2021. Refer to the Consolidated Statements of Cash Flow for detail on the net cash used for investing activities during the years ended December 31, 2022 and 2021. Refer to Note 3, "Real Estate Acquisitions and Dispositions," and Note 4, "Notes and Other Receivables," in our accompanying Consolidated Financial Statements for additional information on acquisitions and issuance of notes and other receivables.

Financing activities - Net cash provided by financing activities increased by $0.7 billion, to $2.3 billion for the year ended December 31, 2022, compared to $1.6 billion for the year ended December 31, 2021. The increase in Net cash provided by financing activities was primarily driven by an increase in borrowings on our Senior Credit Facility, net of repayments, during the year ended December 31, 2022 as compared to the corresponding period in 2021. Refer to the Consolidated Statements of Cash Flow for detail on the net cash provided by financing activities during the years ended December 31, 2022 and 2021. Refer to Note 8, "Debt and Line of Credit," and Note 9, "Equity and Temporary Equity," in our accompanying Consolidated Financial Statements for additional information.

We are exposed to interest rate variability associated with our outstanding floating rate debt and any maturing debt that has to be refinanced. Interest rate movements impact our borrowing costs and, while as of December 31, 2022, over 77% of our total debt was fixed rate financing, including the impact of hedge activity, increases in interest costs are likely to adversely affect our financial results.

SUN COMMUNITIES, INC.
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

In March 2021, we priced a $1.1 billion underwritten public offering of an aggregate of 8,050,000 shares at a public offering price of $140.00 per share, before underwriting discounts and commissions. The offering consisted of 4,000,000 shares offered directly by us and 4,050,000 shares offered under a forward equity sales agreement. We sold the 4,000,000 shares on March 9, 2021 and received net proceeds of $537.6 million after deducting expenses related to the offering. In May and June 2021, we completed the physical settlement of the remaining 4,050,000 shares and received net proceeds of $539.7 million after deducting expenses related to the offering. Proceeds from the offering were used to acquire assets and pay down borrowings under our revolving line of credit.

At the Market Offering Sales Agreement

In December 2021, we entered into an At the Market Offering Sales Agreement (the "Sales Agreement"), with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock through the sales agents, acting as our sales agents or, if applicable, as forward sellers, or directly to the sales agents as principals for their own accounts. We simultaneously terminated our prior sales agreement upon entering into the Sales Agreement. Through December 2022, we had entered into forward sales agreements under our Sales Agreement for an aggregate gross sales price of $160.6 million.

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

Secured Debt

During the year ended December 31, 2022, we entered into a new $20.6 million construction loan, which was undrawn as of December 31, 2022 and a $3.4 million mortgage term loan that are jointly secured by one property. Both loans mature August 10, 2047 and have a fixed interest rate of 3.65%. Additionally, during and subsequent to the quarter ended December 31, 2022, we entered into mortgage term loans of (a) $226.0 million related to 18 existing encumbered properties which mature between June 15, 2026, and December 15, 2029, and have a fixed interest rate of 4.5% and (b) $85.0 million related to five properties which mature on February 13, 2026, and have a fixed interest rate of 5.0%. We used the net proceeds to repay borrowings outstanding under our Senior Credit Facility.

SUN COMMUNITIES, INC.
During the three months ended September 30, 2022, we repaid $318.0 million of term loans collateralized by 35 properties. These loans had a weighted average interest rate of 4.81% and were set to mature from December 2022 through September 2024.

Senior Unsecured Notes

In January 2023, the Operating Partnership issued $400.0 million of senior unsecured notes with an interest rate of 5.7% and a 10-year term, due January 15, 2033 (the "2033 Notes"). Interest on the Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2023. The net proceeds from the offering were $395.3 million, after deducting underwriters' discounts and offering expenses. In connection with the 2033 Notes issuance, we settled two 10-year treasury rate lock contracts and a forward swap totaling $250.0 million and received a net settlement payment of $7.4 million. This lowered the effective interest rate on the 2033 Notes from 5.7% to 5.5%.

In April 2022, the Operating Partnership issued $600.0 million of senior unsecured 2032 Notes with an interest rate of 4.2% and a 10-year term, due April 15, 2032. The net proceeds from the offering were $592.3 million after deducting underwriters' discounts and estimated offering expenses. In connection with the 2032 Notes issuance, we settled four 10-year treasury rate lock contracts totaling $600.0 million and received a settlement payment of $35.3 million. The balance will be amortized as a reduction of interest expense on a straight-line basis over the 10-year term of the hedged transaction. This lowers the effective interest rate on the 2032 Notes from 4.2% to 3.6%.

In October 2021, the Operating Partnership issued $450.0 million of senior unsecured 2028 Notes with an interest rate of 2.3% and a seven-year term, due November 1, 2028. The Operating Partnership also issued an additional $150.0 million of its 2031 Notes (as defined below). The net proceeds from both offerings were approximately $595.5 million after deducting underwriters' discounts and estimated offering expenses.

In June 2021, the Operating Partnership issued $600.0 million of senior unsecured 2031 Notes with an interest rate of 2.7% and a 10-year term, due July 15, 2031. The net proceeds from the offering were approximately $592.4 million, after deducting underwriters' discounts and estimated offering expenses.

The proceeds from the 2028 Notes, the 2031 Notes, the 2032 Notes and the 2033 Notes, were used to pay down borrowings under our Senior Credit Facility. The total outstanding principal balance of senior unsecured notes was $1.8 billion at December 31, 2022.

The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the 2028 Notes, the 2031 Notes, the 2032 Notes, and the 2033 Notes are guaranteed on a senior basis by Sun Communities, Inc. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company. Under Rule 3-10 of Regulation S-X, as amended, subsidiary issuers of obligations guaranteed by its parent company are not required to provide separate financial statements, provided that the subsidiary obligor is consolidated into the parent company's consolidated financial statements, the parent guarantee is "full and unconditional" and, subject to certain exceptions, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. Accordingly, separate consolidated financial statements of the Operating Partnership have not been presented. Furthermore, as permitted under Rule 13-01(a)(4)(vi), we have excluded the summarized financial information for the Operating Partnership as the assets, liabilities and results of operations of the Operating Partnership are not materially different from the corresponding amounts presented in our consolidated financial statements and management believes such summarized financial information would be repetitive and not provide incremental value to investors.

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

SUN COMMUNITIES, INC.
Prior to the Credit Facility Amendment, the Senior Credit Facility permitted aggregate borrowings of up to $2.0 billion, with an accordion feature that allowed for additional commitments of up to $1.0 billion, subject to the satisfaction of certain conditions. Prior to the amendment, $500.0 million of available borrowings under the Senior Credit Facility were scheduled to mature on October 11, 2024, with the remainder scheduled to mature on June 14, 2025. We had no loss on extinguishment of debt during the year ended December 31, 2022. During the year ended December 31, 2021, we recognized losses on extinguishment of debt in our Consolidated Statements of Operations of $0.1 million related to the amendment of the Senior Credit Facility, and $0.2 million and $7.9 million, related to the termination of our $750.0 million credit facility and the $1.8 billion credit facility between Safe Harbor and certain lenders, respectively.

The Senior Credit Facility bears interest at a floating rate based on Adjusted Term SOFR, the Adjusted Eurocurrency Rate, the Daily RFR, the Australian BBSY, the Daily SONIA Rate or the Canadian Dollar Offered Rate, as applicable, plus a margin, in all cases, which can range from 0.725% to 1.6%, subject to certain adjustments. As of December 31, 2022, the margins based on our credit ratings were 0.85% on the revolving loan facility and 0.95% on the term loan facility. During the year ended December 31, 2022, we achieved sustainability related requirements resulting in a favorable 0.01% adjustment to both margins.

At the lenders' option, the Senior Credit Facility will become immediately due and payable upon an event of default under the Credit Facility Amendment. We had $1.1 billion of borrowings outstanding under the revolving loan and $1.1 billion of borrowings outstanding under the term loan on the Senior Credit Facility as of December 31, 2022. We had $1.0 billion of revolving borrowings on our prior Senior Credit Facility as of December 31, 2021. These balances are recorded in Unsecured debt on the Consolidated Balance Sheets.

The Senior Credit Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under the Senior Credit Facility, but does reduce the borrowing amount available. We had $2.3 million and $2.2 million of outstanding letters of credit at December 31, 2022 and 2021, respectively.

Financial Covenants

Pursuant to the terms of the Senior Credit Facility, we are subject to various financial and other covenants. The most restrictive financial covenants for the Senior Credit Facility are as follows:

Covenant	Requirement	As of December 31, 2022
Maximum leverage ratio	<65.0%	33.8%
Minimum fixed charge coverage ratio	>1.40	3.82
Maximum secured leverage ratio	<40.0%	12.6%

In addition, we are required to maintain the following covenants with respect to the senior unsecured notes payable:

Covenant	Requirement	As of December 31, 2022
Total debt to total assets	≤60.0%	40.3%
Secured debt to total assets	≤40.0%	18.0%
Consolidated income available for debt service to debt service	≥1.50	5.30
Unencumbered total asset value to total unsecured debt	≥150.0%	344.0%

As of December 31, 2022, we were in compliance with the above covenants and do not anticipate that we will be unable to meet these covenants in the near term.

Bridge Loan Termination

In March 2022, we terminated our commitment letter with Citigroup, pursuant to which, Citigroup (on behalf of its affiliates), previously committed to lend us up to £950.0 million in Pounds sterling, or approximately $1.2 billion converted at the March 31, 2022 exchange rate (the "Bridge Loan"). As of the date of termination, we did not have any borrowings outstanding under the Bridge Loan.

SUN COMMUNITIES, INC.
Derivative Transactions

Our objective and strategy in using interest rate derivatives is to manage exposure to interest rate movements, thereby minimizing the effect of interest rate changes and the effect they could have on future cash outflows (forecasted interest payments) on a forecasted issuance of long-term debt. We do not enter into derivative instruments for speculative purposes.

During the year ended December 31, 2022, we entered into two treasury rate lock contracts and one forward swap contract with an aggregate notional value of $250.0 million to hedge interest rate risk associated with the future issuance of long-term debt. We also entered into two interest rate swap agreements to hedge variable rate borrowings of £400.0 million (equivalent to $483.6 million as of December 31, 2022) under the term loan on our Senior Credit Facility. The interest rate swaps locked in a total fixed rate, inclusive of spread, of 3.66% through the term loan maturity date of April 7, 2025.

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

We had unrestricted cash on hand as of December 31, 2022 of $72.8 million. As of December 31, 2022, there was $1.9 billion of remaining capacity on the Senior Credit Facility. At December 31, 2022 we had a total of 515 unencumbered MH, RV and marina properties.

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

As of December 31, 2022, our net debt to enterprise value was 27.9% (assuming conversion of all common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series C preferred OP units, Series D preferred OP units, Series E preferred OP units, Series F preferred OP units, Series G preferred OP units, Series H preferred OP units and Series J preferred OP units to shares of common stock). Our debt has a weighted average interest rate of 3.75% and a weighted average years to maturity of 7.4.

SUN COMMUNITIES, INC.
Capital Requirements

Our capital requirements as of December 31, 2022 include both short and long term obligations:

Our primary long-term liquidity needs are principal payments on outstanding indebtedness as summarized in the table below:

	Payments Due By Period (in millions)
Outstanding Indebtedness(1)	Total Due	Short-term Obligation ≤1 Year	Long-term Obligation After 1 Year	Refer to
Principal payments on long-term debt	$7,235.1	$183.4	$7,051.7	Note 8. Debt and Line of Credit
Interest expense(2)	1,510.5	187.5	1,323.0
Operating leases	299.2	13.6	285.6	Note 17. Leases
Finance lease	28.9	1.0	27.9	Note 17. Leases
Total Outstanding Indebtedness	$9,073.7	$385.5	$8,688.2
(1)Our outstanding indebtedness in this table excludes debt premiums, discounts and deferred financing costs, as applicable.
(2)Our obligations related to interest expense are calculated based on the current debt levels, rates and maturities as of December 31, 2022 (including finance leases), and actual payments required in future periods may be different than the amounts included above. Perpetual securities include one year of interest expense for payment due after five years.

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

GTSC - During September 2019, GTSC entered into a warehouse line of credit with a maximum loan amount of $125.0 million. The line of credit was subsequently amended, with the maximum amount increased to $325.0 million as of December 31, 2022, with an option to increase to $375.0 million subject to the lender's consent. As of December 31, 2022 and 2021, the aggregate carrying amount of debt, including both our and our partner's share, incurred by GTSC was $275.0 million (of which our proportionate share is $110.0 million), and $243.1 million (of which our proportionate share is $97.2 million), respectively. The debt bears interest at a variable rate based on a Commercial Paper or adjusted Secured Overnight Financing Rate plus a margin ranging from 1.65% to 2.5% per annum and matures on December 15, 2026.

Sungenia JV - During May 2020, Sungenia JV, entered into a debt facility agreement with a maximum loan amount of $27.0 million Australian dollars, or $18.4 million converted at the December 31, 2022 exchange rate. During July 2022, the maximum amount was increased to $50.0 million Australian dollars, or $34.1 million converted at the December 31, 2022 exchange rate. As of December 31, 2022 and 2021, the aggregate carrying amount of the debt, including both our and our partners' share, incurred by Sungenia JV was $7.9 million (of which our proportionate share is approximately $4.0 million), and $6.3 million (of which our proportionate share is $3.1 million), respectively. The debt bears interest at a variable rate based on the BBSY rate plus a margin ranging from 1.35% to 1.4%, subject to adjustment for additional future commitments, per annum and matures on June 30, 2027.

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

Our significant accounting estimates include acquisitions of investment properties and impairments of long-lived assets or properties, and right-of-use assets. Refer to Note 1, "Significant Accounting Policies," in our accompanying Consolidated Financial Statements for information regarding our critical accounting estimates that affect the Consolidated Financial Statements and that use judgments and assumptions. In addition, the likelihood that materially different amounts could be reported under varied conditions and assumptions is discussed.

Impact of New Accounting Standards

Refer to Note 19, "Recent Accounting Pronouncements," in our accompanying Consolidated Financial Statements for information regarding new accounting pronouncements.

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

Our variable rate debt totaled $1.7 billion and $1.0 billion as of December 31, 2022 and 2021, respectively. As of December 31, 2022, our variable debt bore interest at the Adjusted Term Secured Overnight Financing Rate ("SOFR"), the Adjusted Eurocurrency Rate, the Daily Risk Free Rate ("RFR"), the Australian Bank Bill Swap Bid Rate ("BBSY") rate, the Daily Sterling Overnight Index Average ("SONIA") Rate or the Canadian Dollar Offered Rate, and the Eurodollar rate or Prime rate plus a margin. As of December 31, 2021, our variable debt bore interest at the Adjusted Eurocurrency Rate or the Australian BBSY rate, plus a margin, and the Eurodollar rate or Prime rate. If the above rates increased or decreased by 1.0%, our interest expense would have increased or decreased by $14.2 million and $8.2 million for the years ended December 31, 2022 and 2021, respectively, based on the $1.4 billion and $821.2 million average balances outstanding under our variable rate debt facilities, respectively. Our variable rate debt, interest expense and average balance outstanding under our variable rate debt facility includes the impact of hedge activity.

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

At December 31, 2022 and 2021, our shareholder's equity included $1.2 billion and $663.6 million from our investments and operations in the UK, Canada, and Australia, which collectively represented 14.9% and 9.9% of total shareholder's equity, respectively. Based on our sensitivity analysis, a 10.0% strengthening of the U.S. dollar against the Pound sterling, Canadian dollar, and Australian dollar would have caused a reduction of $117.9 million and $66.4 million to our total shareholder's equity at December 31, 2022 and 2021, respectively.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at December 31, 2022. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2022, utilizing the criteria discussed in the "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2022. Based on management's assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

SUN COMMUNITIES, INC.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to the general instructions of Item 401 of Regulation S-K, certain information regarding our executive officers is contained in Part I of this Form 10-K. Unless provided in an amendment to this Annual Report on Form 10-K, the other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2023 annual meeting (the "Proxy Statement,") including the information set forth under the captions "Proposal No.1 Election of Directors - Consideration of Director Nominees," "Corporate Governance - Board of Directors," "Corporate Governance - Board of Directors - Board Structure - Committees of the Board of Directors," "Security Ownership Information - Security Ownership of Directors and Executive Officers," and "Information About Executive Officers - Executive Officers Biographies."

ITEM 11. EXECUTIVE COMPENSATION

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by this Item is incorporated by reference to the applicable information in the Proxy Statement, including the information set forth under the captions "Corporate Governance - Board of Directors - Board Structure - Compensation Committee Interlocks and Insider Participation," "Director Compensation," and "Compensation Discussion and Analysis." The information in the section captioned "Compensation Committee Report" in the Proxy Statement or an amendment to this Annual Report on Form 10-K is incorporated by reference herein but shall be deemed furnished, not filed, and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act or the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

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
Incorporated by reference to Exhibit 2.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed on September 29, 2020
3.1	Sun Communities, Inc. Articles of Restatement	Incorporated by reference to Exhibit 3.1 of Sun Communities, Inc.'s Annual Report on Form 10-K filed on February 22, 2018
3.2	Fourth Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed on February 21, 2023
4.1	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.1 of Sun Communities, Inc.'s Annual Report on Form 10-K filed for the year ended December 31, 2019
4.2	Form of Registration Rights Agreement by and among Sun Communities, Inc. and certain holders of Merger Securities	Incorporated by reference to Exhibit 4.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed on September 29, 2020
4.3	Indenture, dated as of June 28, 2021 by and between Sun Communities Operating Limited Partnership and UMB Bank, N.A. as trustee.	Incorporated by reference to Exhibit 4.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on June 28, 2021
4.4	First Supplemental Indenture, dated as of June 28, 2021 by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc., and UMB Bank, N.A. as trustee.	Incorporated by reference to Exhibit 4.2 of Sun Communities Inc.'s Current Report on Form 8-K filed on June 28, 2021
4.5	Form of Global Note for 2.700% Notes due 2031	Incorporated by reference to Exhibit 4.3 of Sun Communities Inc.'s Current Report on Form 8-K filed on June 28, 2021
4.6	Second Supplemental Indenture, dated as of October 5, 2021 by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc., and UMB Bank, N.A. as trustee	Incorporated by reference to Exhibit 4.2 of Sun Communities Inc.'s Current Report on Form 8-K filed on October 5, 2021
4.7	Form of Global Note for 2.300% Notes due 2028	Incorporated by reference to Exhibit 4.4 of Sun Communities Inc.'s Current Report on Form 8-K filed on October 5, 2021
4.8	Third Supplemental Indenture, dated as of April 12, 2022 by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc., and UMB Bank, N.A. as trustee.	Incorporated by reference to Exhibit 4.2 of Sun Communities Inc.'s Current Report on Form 8-k filed on April 12, 2022
4.9	Form of Global Note for 4.200% Notes due 2032	Incorporated by reference to Exhibit 4.3 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 12, 2022
4.10	Form of Global Note for 5.700% Notes due 2033	Incorporated by reference to Exhibit 4.3 of Sun Communities Inc.'s Current Report on Form 8-K filed on January 17, 2023
4.11	Fourth Supplemental Indenture, dated as of January 17, 2023 by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc. and UMB Bank., N.A. as trustee.	Incorporated by reference to Exhibit 4.2 of Sun Communities Inc.'s Current Report on Form 8-K filed on January 17, 2023
10.1	Lease, dated November 1, 2002, by and between Sun Communities Operating Limited Partnership as Tenant and American Center LLC as Landlord	Incorporated by reference to Exhibit 10.61 of Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002, as amended
10.2	Sixth Lease Modification dated June 26, 2018 by and between Sun Communities Operating Limited Partnership as Tenant and American Center LLC as Landlord	Incorporated by reference to Exhibit 10.9 of Sun Communities, Inc.'s Annual Report on Form 10-K filed on February 21, 2019
10.3*	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated January 9, 2020.	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed January 13, 2020
10.4*	Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated January 13, 2020.	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed January 14, 2020
10.5*	Fourth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated May 14, 2020.	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed May 18, 2020
10.6*	Sixth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated September 30, 2020.	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed October 6, 2020
10.7*	Seventh Amendment to Agreement of Limited Partnership Agreement of Sun Communities Operating Limited Partnership, dated October, 30, 2020	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed November 5, 2020
10.8*	Eighth Amendment to Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated December 31, 2020	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed January 4, 2021
10.9*	Ninth Amendment to Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated April 21, 2021	Incorporated by reference to Exhibit 10.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 23, 2021
10.10#	First Amended and Restated 2004 Non-Employee Director Option Plan	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed July 25, 2012
10.11#	First Amendment to First Amended and Restated 2004 Non-Employee Director Option Plan	Incorporate by reference to Exhibit A of Sun Communities, Inc.'s Definitive Proxy Statement filed on March 29, 2018
10.12#	Sun Communities, Inc. 2015 Equity Incentive Plan	Incorporated by reference to Appendix A of Sun Communities, Inc.'s Proxy Statement filed on April 29, 2015
10.13	Sun Communities, Inc. Non-Employee Directors Deferred Compensation Plan	Incorporated by reference to Exhibit 10.14 of Sun Communities, Inc.'s Current Report on Form 10-K filed February 22, 2022

SUN COMMUNITIES, INC.

10.14#	Form of Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.6 of Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004
10.15#*	Employment Agreement dated July 16, 2021 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Bruce Thelen	Incorporated by reference to Exhibit 10.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on July 20, 2021
10.16#*	Employment Agreement dated October 18, 2021 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Aaron Weiss	Incorporated by reference to Exhibit 10.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on October 18, 2021
10.17#	Sun Communities, Inc. Executive Compensation “Clawback” Policy	Incorporated by reference to Exhibit 10.7 of Sun Communities, Inc.'s Current Report on Form 8-K filed July 15, 2014
10.18*
Credit Agreement dated September 14, 2018, and the Third Amendment thereto dated December 22, 2020, among Safe Harbor Marinas, LLC as borrower; SHM TRS, LLC and certain subsidiaries of Safe Harbor Marinas, LLC and SHM TRS, LLC from time to time as guarantors; the lenders that are party thereto; and Citizens Bank, N.A., as Administrative Agent and Collateral Agent

Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed on December 29, 2020
10.19*
Fourth Amended and Restated Credit Agreement, dated June 14, 2021, among Sun Communities Operating Limited Partnership, as Borrower, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., Citizens Bank, N.A., BofA Securities, Inc., BMO Capital Markets Corp., JPMorgan Chase Bank, N.A., Fifth Third Bank, Regions Bank, Royal Bank of Canada, The Huntington National Bank, Truist Bank, U.S. Bank National Association, and Wells Fargo Bank, National Association, as Joint Lead Arrangers, and Citibank, N.A., Citizens Bank, N.A., BofA Securities, Inc., BMO Capital Markets Corp., and JPMorgan Chase Bank, N.A., as Joint Bookrunners, and Bank of America, N.A., JPMorgan Chase Bank, N.A., Bank of Montreal, and Citizens Bank, N.A., as Co-Syndication Agents
Incorporated by reference to Exhibit 10.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on June 14, 2021
10.20#	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman dated March 30, 2022	Incorporated by reference to Exhibit 10.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 1, 2022
10.21#	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and John B. McLaren dated March 30, 2022	Incorporated by reference to Exhibit 10.2 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 1, 2022
10.22#	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Karen J. Dearing dated March 30, 2022	Incorporated by reference to Exhibit 10.3 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 1, 2022
10.23#	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Bruce Thelen dated March 30, 2022	Incorporated by reference to Exhibit 10.4 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 1, 2022
10.24#	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Aaron Weiss dated March 30, 2022	Incorporated by reference to Exhibit 10.5 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 1, 2022
10.25*
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
Incorporated by reference to Exhibit 10.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 13, 2022
10.26#	Employment Agreement dated April 8, 2022 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Karen J. Dearing	Incorporated by reference to Exhibit 10.2 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 13, 2022
10.27#	Employment Agreement dated April 8, 2022 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Fernando Castro-Caratini	Incorporated by reference to Exhibit 10.3 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 13, 2022
10.28	UK Sub-Plan under the Sun Communities, Inc. 2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.4 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 13, 2022
10.29#	Second Amendment to the Sun Communities, Inc. First Amended and Restated 2004 Non-Employee Director Option Plan effective as of March 29, 2022	Incorporated by reference to Exhibit 10.1 of Sun Communities Inc.'s Current Report on Form 10-Q filed on April 26, 2022
21.1	List of Subsidiaries of Sun Communities, Inc.	Filed herewith
22.1	List issuers of guaranteed securities	Filed herewith
23.1	Consent of Grant Thornton LLP	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

SUN COMMUNITIES, INC.

101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

SUN COMMUNITIES, INC. (Registrant)
Dated: February 23, 2023	By	/s/	Gary A. Shiffman
Gary A. Shiffman, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Capacity	Date
/s/	Gary A. Shiffman	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	February 23, 2023
Gary A. Shiffman
/s/	Fernando Castro-Caratini	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 23, 2023
Fernando Castro-Caratini
/s/	Tonya Allen	Director	February 23, 2023
Tonya Allen
/s/	Meghan G. Baivier	Director	February 23, 2023
Meghan G. Baivier
/s/	Stephanie W. Bergeron	Director	February 23, 2023
Stephanie W. Bergeron
/s/	Jeff T. Blau	Director	February 23, 2023
Jeff T. Blau
/s/	Brian M. Hermelin	Director	February 23, 2023
Brian M. Hermelin
/s/	Ronald A. Klein	Director	February 23, 2023
Ronald A. Klein
/s/	Clunet R. Lewis	Director	February 23, 2023
Clunet R. Lewis
/s/	Arthur A. Weiss	Director	February 23, 2023
Arthur A. Weiss

SUN COMMUNITIES, INC.
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

SUN COMMUNITIES, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Sun Communities, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Sun Communities, Inc. (a Maryland corporation) and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and schedule included under Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated February 23, 2023 expressed an unqualified opinion.

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

Accounting for Acquisitions

The Company's strategy includes growth by acquisition. As described in footnotes 1 and 3 to the consolidated financial statements, the Company evaluates acquisitions to determine whether the acquisition should be classified as either an asset acquisition or business combination. For asset acquisitions, the Company allocates the purchase price of these properties on a relative fair value basis and capitalizes direct acquisition related costs as part of the purchase price. Acquisitions that meet the definition of a business combination are recorded at fair value using a fair value model under which the assets and liabilities are generally recognized at their fair values and the difference between the consideration transferred, excluding transaction costs, and the fair values of the assets acquired and liabilities assumed is recognized as goodwill. For both asset acquisitions and business combinations, the Company allocates the purchase price to net tangible and identified intangible assets acquired, among other items, based on their fair values. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes an independent third-party to value the net tangible and identified intangible assets in connection with each acquisition. The Company completed 21 acquisitions during the year for total consideration of $2.2 billion. We identified the evaluation of the measurement of the fair values of net tangible and identified intangible assets used in the purchase price allocation of certain asset acquisitions and business combinations as a critical audit matter.

SUN COMMUNITIES, INC.
The principal consideration for our determination that the evaluation of the measurement of the fair value of the net tangible and identified intangible assets used in the purchase price allocation of certain asset acquisitions and business combinations was a critical audit matter was that it involves a high degree of subjectivity in evaluating the reasonableness of management's estimates and the assumptions used in those estimates, related to the recognition and measurement of net tangible and identified intangible assets acquired.

Our audit procedures related to evaluating the fair values of net tangible and identified intangible assets used in the purchase price allocation of certain asset acquisitions and business combinations included the following, among others. We obtained an understanding and tested the design and operating effectiveness of relevant controls relating to accounting for acquisitions, such as controls over the measurement of assets acquired, liabilities assumed, and consideration paid. For each acquisition, we obtained and evaluated the third-party purchase price allocation report, along with relevant supporting documentation such as the executed purchase agreement, in order to corroborate our understanding of the substance of the acquisition as well as assess the completeness of the assets acquired and liabilities assumed. For a selection of asset acquisitions and business combinations, we involved our valuation professionals with specialized skills and knowledge to assist in evaluating the assumptions used in the relevant fair value measurements. More specifically, we assessed, through the use of our internal valuation specialist, whether (1) the values assigned to the tangible assets appeared reasonable based on a cost or market approach for similar properties in each geographic area, (2) intangible assets were properly considered, identified, and valued and (3) the significant assumptions used in valuing of certain assets were reasonable. Our overall assessment of the amounts reported and disclosed in the consolidated financial statements included consideration of whether such information was consistent with evidence obtained in other areas of the audit.

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

The Company reviews investment properties for potential impairment primarily through an analysis of net operating income trends period over period. If any impairment indicators are identified, the Company undertakes additional analyses utilizing expected undiscounted future cash flows for identified investment properties. Forecasting of cash flows requires management to make estimates and assumptions about variables such as growth rates, forecasted net operating income, estimated holding period, development and operating expenses during the holding period, and capitalization rates. In 2022, no impairment was identified as a result of the Company's net operating income trend analysis.

The principal considerations for our determination that the potential impairment of investment properties subject to review as part of the net operating income trend analysis is a critical audit matter is that auditing management's evaluation of impairment is challenging due to the high degree of subjective auditor judgment necessary in evaluating management's identification of impairment indicators and determination of undiscounted cash flows for properties where impairment indicators have been identified. The significant assumptions used in the undiscounted cash flows analysis include growth rates, forecasted net operating income, estimated holding period, and capitalization rates. These assumptions can be affected by expectations about future market or economic conditions, demand, and competition.

Our audit procedures related to evaluating management's identification of impairment indicators and determination of undiscounted cash flows for properties where impairment indicators have been identified included the following, among others. We obtained an understanding of management's process to identify indicators of impairment and evaluate for recoverability when indicators of impairment were present. We evaluated the design and tested the operating effectiveness of the controls that address the identification of indicators of impairment and the related evaluation of recoverability, including management's review of the operations and financial performance of investment properties and preparation of undiscounted cash flow analysis.

SUN COMMUNITIES, INC.
We examined and evaluated the Company's net operating income trend analysis. When an undiscounted cash flow analysis was necessary based on the results of the net operating income trend analysis, we evaluated the significant assumptions and methods used in developing that analysis. As part of our evaluation, we assessed the historical accuracy of the Company's estimates and ability to forecast property performance. We also performed sensitivity analyses of certain significant assumptions to evaluate the changes in the undiscounted cash flows of certain properties that would result from changes in the assumptions used by management. We compared the consistency of capitalization rates used in the analysis to comparable recent acquisitions completed by the Company which have been reviewed by our valuation specialists.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2003.

Philadelphia, Pennsylvania
February 23, 2023

SUN COMMUNITIES, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Sun Communities, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Sun Communities, Inc. (a Maryland corporation) and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 23, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
February 23, 2023

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for per share amounts)

	As of
	December 31, 2022	December 31, 2021
Assets
Land	$4,322.3	$2,556.3
Land improvements and buildings	10,903.4	9,958.3
Rental homes and improvements	645.2	591.7
Furniture, fixtures and equipment	839.0	656.4
Investment property	16,709.9	13,762.7
Accumulated depreciation	(2,738.9)	(2,337.2)
Investment property, net (see Note 7 at VIEs)	13,971.0	11,425.5
Cash, cash equivalents and restricted cash (see Note 7 at VIEs)	90.4	78.2
Marketable securities (see Note 15)	127.3	186.9
Inventory of manufactured homes	202.7	51.1
Notes and other receivables, net	617.3	469.6
Goodwill	1,018.4	495.4
Other intangible assets, net (see Note 7 at VIEs)	402.0	306.8
Other assets, net (see Note 7 at VIEs)	655.1	480.6
Total Assets	$17,084.2	$13,494.1
Liabilities
Secured debt (see Note 8; Note 7 at VIEs)	$3,217.8	$3,380.7
Unsecured debt (see Note 8; Note 7 at VIEs)	3,979.4	2,291.1
Distributions payable	111.3	98.4
Advanced reservation deposits and rent (see Note 7 at VIEs)	352.1	242.8
Accrued expenses and accounts payable (see Note 7 at VIEs)	396.3	237.5
Other liabilities (see Note 7 at VIEs)	935.9	224.1
Total Liabilities	8,992.8	6,474.6
Commitments and contingencies (see Note 16)
Temporary equity (see Note 9; Note 7 at VIEs)	202.9	288.9
Shareholders' Equity
Common stock, $0.01 par value. Authorized: 180.0 shares; Issued and outstanding: 124.0 at December 31, 2022 and 116.0 at December 31, 2021	1.2	1.2
Additional paid-in capital	9,549.7	8,175.6
Accumulated other comprehensive income / (loss)	(9.9)	3.1
Distributions in excess of accumulated earnings	(1,731.2)	(1,556.0)
Total SUI shareholders' equity	7,809.8	6,623.9
Noncontrolling interests
Common and preferred OP units	78.7	86.8
Consolidated entities (see Note 7 at VIEs)	—	19.9
Total noncontrolling interests	78.7	106.7
Total Shareholders' Equity	7,888.5	6,730.6
Total Liabilities, Temporary Equity and Shareholders' Equity	$17,084.2	$13,494.1

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Revenues
Real property	$1,902.2	$1,598.2	$1,130.1
Home sales	465.8	280.2	175.7
Service, retail, dining and entertainment	531.6	351.8	65.2
Interest	35.2	12.2	10.1
Brokerage commissions and other, net	34.9	30.2	17.2
Total Revenues	2,969.7	2,272.6	1,398.3
Expenses
Property operating and maintenance	624.6	500.8	336.2
Real estate tax	110.6	94.8	72.6
Home costs and selling	311.2	205.8	147.1
Service, retail, dining and entertainment	472.7	307.9	58.0
General and administrative	256.8	181.3	109.5
Catastrophic event-related charges, net	17.5	2.2	0.9
Business combinations	24.7	1.4	23.0
Depreciation and amortization	604.8	522.7	376.9
Loss on extinguishment of debt (see Note 8)	4.4	8.1	5.2
Interest	229.8	158.6	129.1
Interest on mandatorily redeemable preferred OP units / equity	4.2	4.2	4.2
Total Expenses	2,661.3	1,987.8	1,262.7
Income Before Other Items	308.4	284.8	135.6
Gain / (loss) on remeasurement of marketable securities (see Note 15)	(53.4)	33.5	6.1
Gain / (loss) on foreign currency exchanges	5.4	(3.7)	7.7
Gain on dispositions of properties	12.2	108.1	5.6
Other expense, net	(2.1)	(12.1)	(5.2)
Gain / (loss) on remeasurement of notes receivable (see Note 4 and Note 15)	(0.8)	0.7	(3.3)
Income from nonconsolidated affiliates (see Note 6)	2.9	4.0	1.7
Loss on remeasurement of investment in nonconsolidated affiliates (see Note 6)	(2.7)	(0.2)	(1.6)
Current tax expense (see Note 12)	(10.3)	(1.2)	(0.8)
Deferred tax benefit / (expense) (see Note 12)	4.2	(0.1)	1.6
Net Income	263.8	413.8	147.4
Less: Preferred return to preferred OP units / equity interests	11.0	12.1	6.9
Less: Income attributable to noncontrolling interests	10.8	21.5	8.9
Net Income Attributable to SUI Common Shareholders	$242.0	$380.2	$131.6

Weighted average common shares outstanding - basic	120.2	112.6	97.5
Weighted average common shares outstanding - diluted	122.9	115.1	97.5

Basic earnings per share (see Note 13)	$2.00	$3.36	$1.34
Diluted earnings per share (see Note 13)	$2.00	$3.36	$1.34

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net Income	$263.8	$413.8	$147.4
Foreign currency translation gain / (loss) adjustment	(76.9)	(0.5)	4.2
Cash Flow Hedges:
Change in unrealized gain on interest rate derivatives	64.3	0.4	—
Less: interest rate derivative gain reclassified to earnings	(1.3)	—	—
Net unrealized gain on interest rate derivatives	63.0	0.4	—
Total Comprehensive Income	249.9	413.7	151.6
Less: Comprehensive income attributable to noncontrolling interests	(9.9)	(21.5)	(8.5)
Comprehensive Income attributable to SUI	$240.0	$392.2	$143.1

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions)

			Shareholders' Equity
	Temporary Equity	Common Stock Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (loss)	Noncontrolling Interests	Total Shareholders' Equity	Total Equity
Balance at December 31, 2019	$78.0	93.2	$0.9	$5,213.3	$(1,393.1)	$(1.3)	$56.2	$3,876.0	$3,954.0
Issuance of common stock and common OP units, net	—	14.4	0.2	1,863.2	—	—	37.5	1,900.9	1,900.9
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.1)	—	(12.8)	—	—	—	(12.8)	(12.8)
Conversion of OP units	—	0.1	—	1.0	—	—	(1.0)	—	—
Other redeemable noncontrolling interests	1.5	—	—	—	(0.3)	—	—	(0.3)	1.2
Share-based compensation - amortization and forfeitures	—	—	—	22.7	0.3	—	—	23.0	23.0
Issuance of Series E preferred OP units	—	—	—	0.2	—	—	8.8	9.0	9.0
Issuance of Series F preferred OP units	9.0	—	—	—	—	—	—	—	9.0
Issuance of Series G preferred OP units	27.3	—	—	—	—	—	—	—	27.3
Redemption of Series G OP Units	(2.0)	—	—	—	—	—	—	—	(2.0)
Issuance of Series H preferred OP units	58.1	—	—	—	—	—	4.3	4.3	62.4
Issuance of Series I preferred OP units	94.5	—	—	—	—	—	—	—	94.5
Foreign currency translation	—	—	—	—	—	4.5	(0.3)	4.2	4.2
Remeasurement of notes receivable and equity method investment	—	—	—	—	2.0	—	—	2.0	2.0
Net income	0.5	—	—	—	138.6	—	8.4	147.0	147.5
Distributions	(2.5)	—	—	—	(314.1)	—	(11.9)	(326.0)	(328.5)
Balance at December 31, 2020	$264.4	107.6	$1.1	$7,087.6	$(1,566.6)	$3.2	$102.0	$5,627.3	$5,891.7
Issuance of common stock and common OP units, net	—	8.4	0.1	1,075.6	—	—	3.6	1,079.3	1,079.3
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.1)	—	(18.2)	—	—	—	(18.2)	(18.2)
Conversion of OP units	—	0.1	—	2.9	—	—	(2.9)	—	—
Issuance of third party equity interests in consolidated entities	2.7	—	—	—	—	—	0.5	0.5	3.2
Other redeemable noncontrolling interests	0.2	—	—	—	(0.2)	—	—	(0.2)	—
Share-based compensation - amortization and forfeitures	—	—	—	27.7	0.3	—	—	28.0	28.0
Issuance of Series J preferred OP units	24.0	—	—	—	—	—	—	—	24.0
Other comprehensive loss	—	—	—	—	—	(0.1)	—	(0.1)	(0.1)
Net income	5.5	—	—	—	392.2	—	16.0	408.2	413.7
Distributions	(8.0)	—	—	—	(381.6)	—	(12.5)	(394.1)	(402.1)
OP Units accretion	0.1	—	—	—	(0.1)	—	—	(0.1)	—
Balance at December 31, 2021	$288.9	116.0	$1.2	$8,175.6	$(1,556.0)	$3.1	$106.7	$6,730.6	$7,019.5
Issuance of common stock and common OP units, net	—	7.2	—	1,243.6	—	—	5.5	1,249.1	1,249.1
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.1)	—	(19.3)	—	—	—	(19.3)	(19.3)
Conversion of OP units	(92.6)	0.9	—	100.8	—	—	(7.5)	93.3	0.7
Issuance of third party equity interests in consolidated entities	10.3	—	—	—	—	—	—	—	10.3
Other redeemable noncontrolling interests	0.1	—	—	—	(0.1)	—	—	(0.1)	—
Acquisition of third party equity interest in consolidated entities	—	—	—	11.7	—	—	(21.1)	(9.4)	(9.4)
Share-based compensation - amortization and forfeitures	—	—	—	37.3	0.3	—	—	37.6	37.6
Other comprehensive loss	—	—	—	—	—	(13.0)	(0.9)	(13.9)	(13.9)
Net income	2.4	—	—	—	252.9	—	8.5	261.4	263.8
Distributions	(7.0)	—	—	—	(427.5)	—	(12.5)	(440.0)	(447.0)
OP Units accretion	0.8	—	—	—	(0.8)	—	—	(0.8)	—
Balance at December 31, 2022	$202.9	124.0	$1.2	$9,549.7	$(1,731.2)	$(9.9)	$78.7	$7,888.5	$8,091.4
See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operating Activities
Net income	$263.8	$413.8	$147.4
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of assets	(27.3)	(49.3)	(15.2)
Gain on disposition of properties	(12.2)	(108.1)	(5.6)
(Gain) / loss on foreign currency exchanges	(5.4)	3.7	(7.7)
(Gain) / loss on remeasurement of marketable securities (see Note 15)	53.4	(33.5)	(6.1)
Contingent gain	(3.4)	—	—
Loss on remeasurement of contingent liabilities	—	11.0	3.0
Catastrophic event-related impairment	11.2	—	—
Share-based compensation	37.6	28.0	23.0
Depreciation and amortization	579.1	511.7	371.9
Deferred tax (benefit) / expense (see Note 12)	(4.2)	0.1	(1.6)
Other amortization and accretion	—	(2.9)	(4.9)
Loss on extinguishment of debt (see Note 8)	4.4	8.1	5.2
(Gain) / loss on remeasurement of notes receivable (see Note 4)	0.8	(0.7)	3.3
Loss on remeasurement of investment in nonconsolidated affiliates (see Note 6)	2.7	0.2	1.6
Income from nonconsolidated affiliates (see Note 6)	(2.9)	(4.0)	(1.7)
Distributions of income from nonconsolidated affiliates	5.9	6.2	4.1
Cash flow hedge gains reclassified to earnings	(2.6)	—	—
Proceeds from gain on derivative settlement	35.3	—	—
Early lease termination	4.9	—	—
Change in notes receivable from financed sales of inventory homes, net of repayments	5.2	(1.2)	(0.2)
Change in inventory, other assets and other receivables, net	(274.0)	(76.0)	5.2
Change in other liabilities	62.6	46.5	21.6
Net Cash Provided By Operating Activities	734.9	753.6	543.3
Investing Activities
Investment in properties	(921.0)	(672.6)	(538.5)
Acquisitions, net of cash acquired	(2,213.5)	(1,648.7)	(1,946.0)
Proceeds from deposit on acquisition	2.7	—	—
Proceeds from disposition of assets and depreciated homes, net	100.0	113.8	55.4
Proceeds related to disposition of properties	43.5	162.1	12.6
Issuance of notes and other receivables	(53.0)	(242.6)	(45.6)
Repayments of notes and other receivables	12.5	5.3	12.2
Investments in marketable securities	—	(35.5)	(11.8)
Investments in nonconsolidated affiliates	(51.1)	(36.9)	(35.5)
Distributions of capital from nonconsolidated affiliates	17.3	16.9	10.7
Net Cash Used For Investing Activities	(3,062.6)	(2,338.2)	(2,486.5)
Financing Activities
Issuance and costs of common stock, OP units and preferred OP units, net	1,209.6	1,075.7	1,863.4
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	(19.3)	(18.2)	(12.8)
Redemption of Series G preferred OP units	—	—	(2.0)
Borrowings on lines of credit	3,704.7	3,762.1	1,585.9
Payments on lines of credit	(2,504.0)	(3,960.9)	(1,361.6)
Proceeds from issuance of other debt	827.9	1,202.5	491.7
Contributions from noncontrolling interest	10.3	2.5	—
Payments on other debt	(400.8)	(76.8)	(230.3)
Payments on financial liability	(6.0)	—	—
Fees paid in connection with extinguishment of debt	(4.8)	(0.2)	(6.2)
Distributions	(434.2)	(390.8)	(313.1)
Payments for deferred financing costs	(27.2)	(15.7)	(14.2)
Payment of contingent liability	—	(9.8)	—
Distributions for redemption of noncontrolling interests	(7.6)	—	—
Net Cash Provided By Financing Activities	2,348.6	1,570.4	2,000.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8.7)	(0.2)	0.2
Net change in cash, cash equivalents and restricted cash	12.2	(14.4)	57.8
Cash, cash equivalents and restricted cash, beginning of period	78.2	92.6	34.8
Cash, Cash Equivalents and Restricted Cash, End of Period	$90.4	$78.2	$92.6

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Supplemental Information
Cash paid for interest (net of capitalized interest of $7.0, $4.5 and $9.4, respectively)	$218.3	$147.0	$136.0
Cash paid for interest on mandatorily redeemable debt	$4.2	$4.2	$4.2
Cash paid for income taxes	$5.8	$1.3	$1.1
Noncash investing and financing activities
Change in distributions declared and outstanding	$12.8	$11.2	$15.3
Conversion of common and preferred OP units	$100.8	$2.9	$1.0
Assets held for sale	$—	$0.7	$32.1
Common OP units issued for redemption of noncontrolling interests	$1.8	$—	$—
ROU asset obtained from new operating lease liabilities	$11.1	$—	$—
Release of note receivable and accrued interest	$12.9	$7.3	$—
Noncash investing and financing activities at the date of acquisition
Acquisitions - Common stock and OP units issued	$37.7	$3.6	$37.6
Acquisitions - Debt	$—	$—	$837.8
Acquisitions - Series E preferred interest	$—	$—	$9.0
Acquisitions - Series F preferred interest	$—	$—	$9.0
Acquisitions - Series G preferred interest	$—	$—	$27.3
Acquisitions - Series H preferred interest	$—	$—	$58.1
Acquisitions - Series I preferred interest	$—	$—	$94.6
Acquisitions - Series J preferred interest	$—	$24.0	$—
Acquisitions - Holdback	$—	$9.4	$—
Acquisitions - Deferred liability	$—	$4.3	$9.0
Acquisitions - Finance lease liabilities	$13.3	$—	$—
Acquisitions - Financial liabilities	$359.8	$—	$—
Acquisitions - Deferred tax liabilities	$313.8	$—	$—

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Significant Accounting Policies

Business

Sun Communities, Inc., a Maryland corporation, and all wholly-owned or majority-owned and controlled subsidiaries, including Sun Communities Operating Limited Partnership, a Michigan limited partnership (the "Operating Partnership"), Sun Home Services, Inc., a Michigan corporation ("SHS"), Safe Harbor Marinas, LLC, a Delaware limited liability company ("Safe Harbor") and Sun UK Holding LLC (together with its subsidiaries, "Park Holidays") are referred to herein as the "Company," "SUI," "us," "we," and "our."

We are a fully integrated, self-administered and self-managed REIT. As of December 31, 2022, we owned and operated or held an interest in a portfolio of 669 MH and RV communities and marinas (collectively, the "properties") located in the U.S., the UK, and Canada, including 353 MH communities, 182 RV communities, and 134 marinas. As of December 31, 2022, the properties contained an aggregate of 227,541 developed sites comprised of 118,204 developed MH sites, 30,333 annual RV sites (inclusive of both annual and seasonal usage rights), 31,181 transient RV sites, and 47,823 Marina wet slips and dry storage spaces.

Principles of Consolidation

We consolidate our majority-owned subsidiaries in which we have the ability to control the operations of our subsidiaries and all variable interest entities with respect to which we are the primary beneficiary. We also consolidate entities in which we have a direct or indirect controlling or voting interest. All significant intercompany transactions have been eliminated in consolidation. Any subsidiaries in which we have an ownership percentage equal to or greater than 50%, but less than 100%, or are considered to be a consolidated VIE, represent subsidiaries with a non-controlling interest. The non-controlling interests in our subsidiaries are allocated their proportionate share of the subsidiaries' financial results.

Certain prior period amounts have been reclassified on our Consolidated Financial Statements to conform with current year presentation, with no effect on net income. These include reclassification of certain revenues and expenses between Real property and Service, retail, dining and entertainment within our Marina segment. There was no impact to prior period net income, shareholders equity or cash flows for any of the reclassifications. Further, the reclassification had no impact on previously reported total marina net operating income ("NOI").

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions related to the reported amounts included in our Consolidated Financial Statements and accompanying footnotes thereto. Actual results could differ from those estimates.

Segment Information

FASB Accounting Standards Codification ("ASC") Topic 280, "Segment Reporting," establishes standards for the way that business enterprises report information about operating segments in their financial statements. In accordance with ASC 280, management has determined that we have three operating segments: (i) Manufactured home ("MH") communities, (ii) Recreational vehicle ("RV") communities and (iii) Marinas.

The MH segment owns, operates, develops or has an interest in, a portfolio of MH communities, throughout the U.S. and the UK, and is in the business of acquiring, operating and developing ground up MH communities to provide affordable housing solutions to residents. The MH segment also provides manufactured home sales and leasing services to tenants and prospective tenants of our communities.

The RV segment owns, operates, develops or has an interest in, a portfolio of RV communities and is in the business of acquiring, operating and developing ground-up RV communities in the U.S., the UK, and Canada. It also provides leasing services for vacation rentals within the RV communities.

The Marina segment owns, operates and develops marinas, and is in the business of acquiring and operating marinas in the U.S., with the majority of such marinas concentrated in coastal regions, and others located in various inland regions.

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

Real estate held for sale - we periodically classify real estate as "held for sale." An asset is classified as held for sale after an active program to sell an asset has commenced and when the sale is probable. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. There were no real estate assets held for sale as of December 31, 2022. Within Other assets, net on the Consolidated Balance Sheets, was $0.7 million of real estate held for sale at one property, as of December 31, 2021.

Acquisitions - we evaluate acquisitions pursuant to ASC 805, "Business Combinations," to determine whether the acquisition should be classified as either an asset acquisition or a business combination.

Acquisitions for which substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets are accounted for as an asset acquisition. The majority of our property acquisitions are accounted for as asset acquisitions. For asset acquisitions, we allocate the purchase price of these properties on a relative fair value basis and capitalize direct acquisition related costs as part of the purchase price. Acquisition costs that do not meet the criteria to be capitalized are expensed as incurred and presented as General and administrative costs in our Consolidated Statements of Operations.

Acquisitions that meet the definition of a business combination are recorded at fair value using a fair value model under which the assets and liabilities are generally recognized at their fair values and the difference between the consideration transferred, excluding transaction costs, and the fair values of the assets and liabilities is recognized as goodwill. For acquisitions that meet the definition of a business combination, we allocate the purchase price of those properties on a fair value basis and expense the acquisition related transaction costs as incurred. Transaction costs are presented as Business combinations in our Consolidated Statements of Operations.

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

Costs incurred to develop internal-use software are capitalized and amortized on a straight-line basis over the estimated useful life of the related software (typically three to five years).

Costs associated with purchases of furniture, fixtures and equipment, major replacements and improvements are capitalized and subsequently depreciated over their respective underlying assets estimated useful lives.

Costs incurred to obtain new debt financing (i.e. deferred financing costs) are capitalized and amortized over the terms of the underlying loan agreement using the effective interest method for senior unsecured notes and the straight-line method (which approximates the effective interest method) for other financing. Deferred financing costs include fees and costs incurred to obtain long-term financing. Unamortized deferred financing costs are written off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing costs and any related discounts or premiums are accounted for in accordance with ASC 470-50-40, "Modifications and Extinguishments." Deferred financing costs, discounts and premiums as included in our Consolidated Balance Sheets are as follows (in millions):

	Financial Statement Classification	Year ended
Description		December 31, 2022	December 31, 2021
Secured debt - premium	Secured debt	$0.1	$1.7
Secured debt - deferred financing cost	Secured debt	(14.6)	(14.7)
Senior unsecured note - discount	Unsecured debt	(6.1)	(3.3)
Senior unsecured note - deferred financing cost	Unsecured debt	(14.3)	(10.3)
Lines of credit - deferred financing costs	Lines of credit and other debts	(3.0)	—
Total Deferred financing costs, discounts and premium included in Debt		$(37.9)	$(26.6)
Lines of credit - deferred financing costs	Other assets, net	13.1	6.4
Total Deferred financing costs, discounts and premium		$(51.0)	$(33.0)

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less from the date of purchase to be cash and cash equivalents. At December 31, 2022 and 2021, $72.8 million and $65.8 million of cash and cash equivalents, respectively, was included as a component of Cash, cash equivalents and restricted cash on the Consolidated Balance Sheets. The maximum amount of credit risk arising from cash deposits in excess of federally insured amounts was approximately $86.8 million and $58.9 million as of December 31, 2022 and 2021, respectively. The maximum amount of credit risk arising from Park Holidays' cash deposits in excess of insured amounts through the Financial Services Compensation Scheme ("FSCS") was approximately £7.7 million ($9.3 million) as of December 31, 2022.

Restricted Cash

Restricted cash consists primarily of utility deposits and amounts held in deposit for tax, insurance and repair escrows held by lenders in accordance with certain debt agreements. At December 31, 2022 and 2021, $17.6 million and $12.4 million of restricted cash, respectively, was included as a component of Cash, cash equivalents and restricted cash on the Consolidated Balance Sheets. Changes in the restricted cash are reported in our Consolidated Statements of Cash Flows as operating, investing or financing activities based on the nature of the underlying activity. Restricted cash and restricted cash equivalents are included with cash and cash equivalents in the reconciliation of the beginning of period and the end of period cash balance on the Consolidated Statements of Cash Flows.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marketable Securities

Marketable securities are recorded at fair value with changes in fair value recorded in Gain / (loss) on remeasurement of marketable securities on the Consolidated Statement of Operations. The values of marketable securities as of December 31, 2022 and 2021 were $127.3 million and $186.9 million, respectively, and are disclosed on the Consolidated Balance Sheets.

Inventory

Inventory of manufactured homes is stated at lower of specific cost or net realizable value based on the specific identification method and the balance is separately disclosed on our Consolidated Balance Sheets. Other inventory at our MH and RV properties consists primarily of service and merchandise related items, grocery, food and beverage products and are stated at the lower of cost or net realizable value. Physical inventory counts are performed where inventory exists. Inventory records are adjusted accordingly to reflect actual inventory counts and any resulting shortage is recognized. Inventory at our marinas consists primarily of boats for sale at certain marinas, boat parts used in our service centers and retail related items such as merchandise used in our ship stores, gasoline and diesel fuel, and food and beverage products. Inventories at our marinas are stated at the lower of cost or net realizable value with cost determined using the weighted-average method. Physical inventory counts are performed where inventory exists. Inventory records are adjusted accordingly to reflect actual inventory counts and any resulting shortage is recognized. The other inventory balance is included in Other assets, net on our Consolidated Balance Sheet.

Investments in Nonconsolidated Affiliates

We apply the equity method of accounting to entities in which we do not have a direct or indirect controlling interest or for variable interest entities where we are not considered the primary beneficiary but can exercise influence over the entity with respect to its operations and major decisions. Under the equity method of accounting, the cost of an investment is adjusted for our share of the equity in net income or loss from the date of acquisition, reduced by distributions received and increased by contributions made. The income or loss of each entity is allocated in accordance with the provisions of the applicable operating agreements. The allocation provisions in these agreements may differ from the ownership interests held by each investor. The cost method is applied when (a) the investment is minimal (typically less than 5.0%) and (b) our investment is passive. Our exposure to losses associated with nonconsolidated joint ventures is primarily limited to the carrying value of these investments. Accordingly, distributions from a joint venture in excess of our carrying value are recognized in earnings. We review the carrying value of our investments in nonconsolidated affiliates for other than temporary impairment whenever events or changes in circumstances indicate a possible impairment. Financial condition, operational performance and other economic trends are among the factors we consider when we evaluate the existence of impairment indicators. Refer to Note 6, "Investments in Nonconsolidated Affiliates," for additional information.

Notes and Other Receivables

Notes receivable - includes installment loans for manufactured homes purchased from us and notes receivable from real estate developers and operators.

Installment notes receivable on manufactured homes - represent notes receivable for the purchase of manufactured homes primarily located in our communities, which are secured by the underlying manufactured home sold. Interest income is accrued based on the unpaid principal balance of the loans. Past due status of our notes receivable is determined based on the contractual terms of the note. When a note receivable becomes 60 days delinquent, we stop accruing interest on the note receivable. The interest on nonaccrual loans is accounted for on the cash basis until qualifying for return to accrual.

Notes receivable from real estate developers and operators - represent short-term construction loans provided to real estate developers and loans provided to real estate operators to finance acquisition and development costs.

We elected to fair value our installment notes receivable on manufactured homes, and notes receivable from real estate developers and operators in accordance with ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("CECL"). Installment notes receivable on manufactured homes and notes receivable from real estate developers and operators are measured at fair value pursuant to FASB ASC 820, "Fair Value Measurements and Disclosures." The fair value is evaluated quarterly, and any fair value adjustments are recorded in Gain / (loss) on remeasurement of notes receivable on the Consolidated Statement of Operations. Refer to Note 15, "Fair Value of Financial Instruments," for additional information regarding the estimates and assumptions used to estimate the fair value of each financial instrument class.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other receivables - are generally comprised of sale proceeds receivable from home sales near year end, amounts due from marina customers for storage, service and lease payments, amounts due from MH and annual RV residents for rent and related charges (utility charges, fees and other pass-through charges), insurance receivables and various other miscellaneous receivables. These receivables do not require incremental CECL reserves as we believe that the risk of future expected loss on those accounts is immaterial due to the short-term nature of the accounts, history of collectability, past relationships and various other mitigating factors. Accounts outstanding longer than the contractual payment terms are considered past due.

Accounts receivable from marina customers are stated at amounts due net of an allowance for doubtful accounts. Receivables related to our marina rents are reserved when we believe that collection is less than probable, which is generally 50% for certain receivable balances over 180 days, and 60% after the balance reaches 60 days past due for all other receivables.

Accounts receivable from residents are typically due within 30 days and stated at amounts due from residents net of an allowance for doubtful accounts. We evaluate the recoverability of our receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan and lease agreements. Receivables related to MH community rents are reserved when we believe that collection is less than probable, which is generally after a resident balance reaches 60 to 90 days past due. In the UK, annual rents are noticed in full during the fourth quarter and due by January 31st of the following year. Payment can be made upfront or in monthly installments. Accounts receivable are reviewed regularly for collectability, with related reserves set annually for outstanding receivables.

Refer to Note 4, "Notes and Other Receivables," for additional detail on receivables.

Goodwill

We account for goodwill pursuant to ASC 350, "Intangibles—Goodwill and Other." ASC 350-20, "Goodwill and Other," allows entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit (i.e. the first step of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not greater than the carrying amount, a quantitative calculation would not be needed. Goodwill represents the excess of costs of an acquired business over the fair value of the identifiable assets acquired less identifiable liabilities assumed. Goodwill is not amortized. Goodwill is tested for impairment at the operating segment level. If the fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. We assess our goodwill for impairment on an annual basis or more frequently if events or changes in circumstances arise and impairment indicators are identified. As of December 31, 2022 and 2021, we had $1.0 billion and $495.4 million of goodwill from the acquisitions accounted for as business combinations, respectively. The goodwill is attributable to the intellectual capital and going concern value of the acquired businesses.

Goodwill is deductible for income tax purposes. As such, the goodwill portion allocated to our U.S. taxable REIT subsidiaries will reduce their taxable income. However, the resulting tax benefits will be offset by a valuation allowance. Goodwill allocated to the UK taxable REIT subsidiaries will reduce their U.S. dividends to the REIT in the future. Given that REITs do not customarily report any taxable income (due to the dividends paid deduction), we do not expect any significant tax benefits arising from the goodwill allocable to the REIT.

The carrying amount of goodwill is separately disclosed on our Consolidated Balance Sheets. Refer to Note 5, "Goodwill and Other Intangible Assets," for additional information on goodwill.

We account for implementation costs in a hosting arrangement in accordance with ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)," which aligns requirements for capitalizing implementation costs in a hosting arrangement as a service contract with internally developed software, and expense capitalized costs of the hosting arrangement over the term of the arrangement.

Other Intangible Assets

Other intangible assets primarily comprise in-place leases (including slip in-place leases), non-competition agreements, trademarks and trade names, customer relationships and franchise agreements. Other intangible assets are reviewed for impairment on an annual basis or more frequently if indicators of impairment are identified.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible assets with finite lives - we amortize identified intangible assets that are determined to have finite lives over the period the assets are expected to contribute directly or indirectly to the future cash flows of the property or business.

Trademarks and trade names - we account for trademarks and trade names pursuant to ASC 350, "Intangibles-Goodwill and Other." Some trademarks and trade names have an indefinite useful life and some have a three to 15 year useful life. Trademarks and trade names with finite lives are amortized over their useful life. Trademarks and trade names with indefinite-lives are not amortized. Trademarks and trade names are reviewed for impairment on an annual basis or more frequently if indicators of impairment are identified. We first review qualitative factors to determine if a quantitative impairment test is necessary. If the qualitative assessment reveals that it's "more likely than not" that the asset is impaired, a calculation of the fair value is performed and the asset is written down to its implied fair value, if it is lower than its carrying amount. As of December 31, 2022 and 2021, the carrying amounts of trademarks and trade names related to acquisitions accounted for as business combinations were $216.6 million and $119.1 million, respectively.

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

Temporary Equity

Temporary equity includes preferred securities that are redeemable for cash at the option of the holder or upon the occurrence of an event that is not solely within our control based on a fixed or determinable price. These preferred securities are not mandatorily redeemable for cash nor do they contain a fixed maturity date. Temporary equity is classified between Liabilities and Shareholders' Equity on the Consolidated Balance Sheets.

Share-Based Compensation

We account for awards of restricted stock in accordance with ASC 718-10, "Compensation-Stock Compensation." ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The fair value of restricted stock awards with service vesting is equal to the fair value of our stock on the grant date. Share-based compensation cost for service vesting restricted stock awards is measured based on the closing share price of our common stock on the date of grant. We measure the fair value of awards with performance conditions based on an estimate of shares expected to vest using the closing price of our common stock as of the grant date. If it is not probable that the performance conditions will be satisfied, we do not recognize compensation expense. We estimate the fair value of share-based compensation for restricted stock with market conditions using a Monte Carlo simulation. We recognize compensation cost ratably over each tranche of shares based on the fair value estimated by the model. We also recognize related estimated award forfeitures ratably over each tranche of shares We estimate forfeitures at the time of grant based on the historical turnover rate of employees and non-employees that are recipients of an award. We update our assumptions annually for the subsequent year awards. Refer to Note 10, "Share-Based Compensation," for additional information.

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

Refer to Note 15, "Fair Value of Financial Instruments," for additional information on methods and assumptions used to estimate the fair value of each financial instrument class.

Revenue Recognition

As a real estate owner and operator, the majority of our revenue is derived from site and home leases, and wet slip and dry storage space leases that are accounted for pursuant to ASC 842, "Leases." We account for revenue from contracts with customers following ASC 606, "Revenue from Contracts with Customers," except for those that are within the scope of other topics in the FASB ASC. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. A five-step transactional analysis is required to determine how and when to recognize revenue. For transactions in the scope of ASC 606, we recognize revenue when control of goods or services transfers to the customer, in the amount that we expect to receive for the transfer of goods or provision of services. Due to the nature and timing of our identified revenue streams, there were no material outstanding performance obligations as of December 31, 2022. Refer to Note 2, "Revenue," for additional information.

Income from real property at our MH and RV properties includes revenue from residents and guests in our communities, who lease the site on which their home or RV is located and either own or lease their home or RV, rental home revenue, and short-term vacation home and site rentals. Revenues from residents and guests includes revenues from site leases to annual MH residents and annual RV guests, and site rentals to transient RV guests. Resident leases are generally for one-year, but may range from month-to-month to two year terms and are renewable by mutual agreement between the parties, or in some cases, as provided by statute. Revenues from site and home leases fall under the scope of ASC 842, and are accounted for as operating leases with straight-line recognition. Non-lease components of our site lease contracts, which are primarily provision of utility services, are accounted for with the site lease as a single lease component per ASC 842. In accordance with the practical expedient criteria to combine lease and non-lease components, we noted that the timing and pattern of transfer for the lease and non-lease components are the same, and the leases qualify as operating leases. Accordingly, we present rental revenues and utility recoveries as a single lease component within Income from real property in the Consolidated Statement of Operations. Rental home revenues which comprise rental agreements whereby we lease homes to residents in our communities, and short-term vacation home and site rentals are accounted for under ASC 842. Additionally, we include collections of real estate taxes from residents and guests within Income from real property. When payment of revenue is received in advance of being earned, those amounts are classified as deferred revenues.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income from real property at our marinas includes rental income which consists primarily of storage revenues, derived from leasing out wet slips and storage spaces. The majority of our slip and storage space leases have annual terms that are generally billed seasonally and are renewable by mutual agreement between the parties. Slip and storage space leases are paid annually, seasonally, quarterly, monthly or transient by night. In accordance with ASC 842, slip and storage space lease revenues are typically earned on a monthly basis over the course of the term of the lease and are accounted for as operating leases with straight-line recognition. Storage income is earned when services have been rendered. When payment is received in advance of being earned, those amounts are classified as deferred revenues. There are commercial buildings that we lease out in annual or multi-year arrangements. In accordance with ASC 842, commercial lease revenue is typically earned on a monthly basis. We recognize lease revenue on a straight-line basis when rental agreements contain material escalation clauses. As a lessor, we have a significant amount of variable lease payments that it receives, usually from revenue derived from percentage-based leases. The revenue from these leases is accounted for on an as earned basis. We also have a number of short-term leases that are accounted for on an as earned basis. All our revenues are recognized net of taxes collected from customers and submitted to taxing authorities. Real estate taxes are recorded as a liability when collected and released when payments are remitted to tax authorities.

Revenue from home sales - SHS, our U.S. taxable REIT subsidiary, and Park Holidays sell manufactured homes to current and prospective residents in our communities. We recognize revenue for home sales pursuant to ASC 606 as manufactured homes are tangible personal property that can be located on any land parcel. Manufactured homes are not permanent fixtures or improvements to the underlying real estate and we therefore do not consider them to be subject to the guidance in ASC 360-20, "Real Estate Sales." In accordance with the core principle of ASC 606, we recognize revenue from home sales at the time of closing when control of the home transfers to the customer. After closing of the sale transaction, we have no remaining performance obligation. As of December 31, 2022 and 2021, we had $28.9 million and $33.5 million, respectively, of receivables from contracts with customers, which consists of home sales proceeds, and are presented as a component of Notes and other receivables, net on our Consolidated Balance Sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes. We report real estate taxes collected from residents and remitted to taxing authorities in revenue.

Service, retail, dining and entertainment revenue - is primarily composed of proceeds from restaurant, golf, merchandise, retail, fuel, service and other activities at our RV communities and marinas, and is accounted for in accordance with ASC 606. Revenues are recognized at the point of sale when control of the good or service transfers to the customer and our performance obligation has been satisfied. In addition, Marina rental income, which includes boat rentals is earned when the customer takes control of the good or service and is included in Service, retail, dining and entertainment revenue. Sales and other taxes that we collect concurrent with revenue-producing activities are excluded from the transaction price.

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

Brokerage commissions and other - comprise (a) brokerage commissions for sales of manufactured homes at our MH and RV communities, and (b) brokerage commissions at our marinas, where we act as agent and arrange for a third party to transfer a manufactured home, a park model or a boat to a customer within one of our properties. Brokerage commission revenues are accounted for in accordance with ASC 606 and are recognized on a net basis at closing, when the transaction is completed and our performance obligations have been fulfilled. Other revenues primarily include prepaid rent adjustments, proceeds from business interruption, dividend income and management fee earned from managing third-party-owned holiday parks and third-party-owned marinas.

Advertising Costs

Advertising costs are expensed as incurred. As of December 31, 2022, 2021 and 2020, we had advertising costs of $15.6 million, $9.9 million and $8.3 million, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Depreciation and Amortization

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets, ranging from two months to 53 years depending upon the asset classification.

Asset Class	Useful Life
Land improvements and buildings	15 years	-	53 years
Rental homes	10 years
Furniture, fixtures and equipment	2 years	-	40 years
Computer hardware and software	3 years	-	5 years
Dock improvements	15 years	-	40 years
Site improvements	7 years	-	30 years
Leasehold improvements	Lesser of lease term or useful life of assets
Goodwill	Indefinite
In-place leases (including slip in-place leases)	2 months	-	13 years
Non-competition agreements	5 years
Trademarks and trade names	Various(1)
Customer relationships	4 years	-	17 years
Franchise agreements and other intangible assets	1 year	-	27 years
(1)All trademarks and trade names have an indefinite life or a three to 15 year useful life as of the acquisition date.

Foreign Currency

The assets and liabilities of our operations in the UK, Australia and Canada, where the functional currency is the Pound sterling, Australian dollar and Canadian dollar, respectively, are translated into U.S. dollars using the exchange rate in effect as of the balance sheet date. Income statement amounts are translated at the average exchange rate prevailing during the period. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive income / (loss). Foreign currency exchange gains and losses arising from fluctuations in currency exchange rates on transactions and the effects of remeasurement of monetary balances denominated in currencies other than the functional currency are recorded in earnings.

For the year ended December 31, 2022, we recorded a foreign currency exchange gain of $5.4 million as compared to a foreign currency exchange loss of $3.7 million and a foreign currency exchange gain of $7.7 million for the years ended December 31, 2021 and 2020, respectively, on our Consolidated Statements of Operations.

Derivative Instruments and Hedging Activities

We enter into derivatives for risk management purposes to minimize the effect of interest rate changes on future cash outflows related to outstanding floating rate debt and forecasted issuances of long-term debt. Treasury rate lock contracts, interest rate swaps and forward swaps are used to accomplish this objective. We do not enter into derivative instruments for speculative purposes.

We recognize derivative instruments at fair value on a recurring basis on the Consolidated Balance Sheets and classify the derivatives within Level 2 of the fair value hierarchy. We adjust our Consolidated Balance Sheets on a quarterly basis to reflect the current fair market value of the derivative instruments. Refer to Note 15, "Fair Value of Financial Instruments," for additional information related to the fair value methodology used for derivative financial instruments.

As of December 31, 2022, all outstanding derivative instruments have been designated as cash flow hedges under ASC Topic 815, "Derivatives and Hedging." These contracts have maturities of 10 years or less. The risk being hedged is the interest rate risk related to forecasted transactions and outstanding floating rate debt. We assess the effectiveness of the derivative instruments in hedging the underlying interest rate exposure both at inception and on an ongoing basis. The unrealized gains or losses on the derivative instruments are recorded in Accumulated other comprehensive income / (loss) and are reclassified to Interest expense on the Consolidated Statements of Operations during the same period in which the hedged transaction affects earnings. We estimate that $11.3 million will be reclassified as a reduction to Interest expense over the next 12 months for all of our outstanding cash flow hedges. Cash flow from these derivative instruments is classified in the same category as the cash flow items being hedged on the Consolidated Statements of Cash Flows. Refer to Note 14, "Derivative Financial Instruments," for additional information regarding derivative activity.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

For operating leases with a term greater than one year, we recognize the ROU assets and liabilities related to the lease payments on the Consolidated Balance Sheets. The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The ROU assets represent our right to use the underlying assets for the term of the lease and the lease liabilities represent our obligation to make lease payments arising for the agreements. The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received, and any adjustments to reflect favorable or unfavorable terms of the lease when compared with market terms. The ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus unamortized initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The ROU asset is periodically reduced by impairment losses.

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

Finance leases where we are the lessee are included in Other assets, net and Other liabilities on our Consolidated Balance Sheets. The lease liabilities are initially measured in the same manner as operating leases and are subsequently measured at amortized cost using the effective interest method. The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received, and any adjustments to reflect favorable or unfavorable terms of the lease when compared with market terms. For finance leases, the ROU asset is subsequently amortized using the straight-line method from the lease commencement date to the earlier of the end of its useful life or the end of the lease term unless the lease transfers ownership of the underlying asset to us, or we are reasonably certain to exercise an option to purchase the underlying asset. In those cases, the ROU asset is amortized over the useful life of the underlying asset. We do not recognize an amortization of finance lease ROU asset on land as land is not amortizable. ROU assets are periodically assessed and adjusted for impairment. As of December 31, 2022, we have had no impairment losses. Refer to Note 17, "Leases," for information regarding leasing activities.

Lessor Accounting

Our income from real property at our MH and RV properties is derived from rental agreements where we are the lessor. ASC 842 limits the definition of initial direct costs to only the incremental costs of signing a lease. Internal sales employees' compensation, payroll-related fringe benefits, certain legal fees rendered prior to the execution of a lease, negotiation costs, advertising and other origination effort costs do not meet the definition of initial direct cost and therefore, are accounted for as General and administrative expense or Property operating and maintenance expense in our Consolidated Statements of Operations. ASC 842 permits the capitalization of direct commission costs.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Revenue

Disaggregation of Revenue

The following table disaggregates our revenue by major source and segment (in millions):

	Year Ended
	December 31, 2022				December 31, 2021				December 31, 2020
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Revenues
Real property	$954.2	$563.3	$384.7	$1,902.2	$805.4	$499.5	$293.3	$1,598.2	$742.4	$359.5	$28.2	$1,130.1
Home sales	428.3	37.5	—	465.8	247.1	33.1	—	280.2	154.0	21.7	—	175.7
Service, retail, dining and entertainment	40.3	89.1	402.2	531.6	7.2	73.8	270.8	351.8	5.9	39.9	19.4	65.2
Interest	32.1	2.9	0.2	35.2	10.0	2.2	—	12.2	8.3	1.8	—	10.1
Brokerage commissions and other, net	19.8	13.7	1.4	34.9	12.9	16.0	1.3	30.2	8.6	8.3	0.3	17.2
Total Revenues	$1,474.7	$706.5	$788.5	$2,969.7	$1,082.6	$624.6	$565.4	$2,272.6	$919.2	$431.2	$47.9	$1,398.3

Our revenue consists of real property revenue at our MH, RV and Marina properties, revenue from Home sales, Service, retail, dining and entertainment revenue, Interest income, and Brokerage commissions and other revenue.

The majority of our revenue is derived from site and home leases, and wet slip and dry storage space leases that are accounted for pursuant to ASC 842, "Leases." We account for all revenue from contracts with customers following ASC 606, "Revenue from Contracts with Customers," except for those that are within the scope of other topics in the FASB ASC. For additional information, refer to Note 1, "Significant Accounting Policies."

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Real Estate Acquisitions and Dispositions

2022 Acquisitions and Dispositions

For the year ended December 31, 2022, we acquired the following MH communities, RV communities and marinas:

Property Name(1)	Type	Sites, Wet Slips and Dry Storage Spaces	Development Sites	State, Province or Country	Month Acquired
Harrison Yacht Yard(2)	Marina: asset acquisition	21	—	MD	January
Outer Banks	Marina: asset acquisition	196	—	NC	January
Jarrett Bay Boatworks	Marina: business combination	12	—	NC	February
Tower Marine	Marina: asset acquisition	446	—	MI	March
Sandy Bay	MH: asset acquisition	730	456	UK	March
Park Holidays(3)	MH: business combination	15,906	608	UK	April
Christies Parks(2)	MH: asset acquisition	249	—	UK	April
Bluewater	Marina: asset acquisition	200	—	Multiple	April
Bluewater Yacht Sales(2)	Marina: business combination	—	—	Multiple	April
Bodmin Holiday Park	MH: asset acquisition	69	—	UK	April
Kittery Point	Marina: asset acquisition	62	—	ME	May
Spanish Trails MHC	MH: asset acquisition	195	6	AZ	June
Pine Acre Trails	MH: asset acquisition	251	603	TX	June
Bel Air Estates & Sunrise Estates(4)	MH: asset acquisition	379	—	CA	June
Park Leisure(5)	MH: business combination	2,914	123	UK	June
Montauk Yacht Club	Marina: business combination	232	—	NY	July
Callaly Leisure(6)	MH: asset acquisition	380	823	UK	September
Newhaven	MH: asset acquisition	224	14	UK	October
Bayfront Marina	Marina: asset acquisition	583	—	CA	November
Marina Bay Yacht Harbor	Marina: asset acquisition	800	—	CA	December
Jellystone Lincoln	RV: asset acquisition	267	—	DE	December
Norway Commons	MH: asset acquisition	231	22	ME	December
	Total	24,347	2,655
(1) Property names are subject to changes subsequent to acquisition.
(2) Combined with an existing property.
(3) Includes 40 owned and two managed properties.
(4) Includes two properties.
(5) Includes 11 properties.
(6) Includes one development property.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the amount of assets acquired net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed during the year ended December 31, 2022 (in millions):

	At Acquisition Date					Consideration
	Investment in property	Inventory of manufactured homes, boat parts and retail related items	Goodwill and other intangible assets(1)	Other assets / (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Temporary and permanent equity(2)	Total consideration
Asset Acquisitions(3)
Harrison Yacht Yard(4)	$5.8	$—	$—	$—	$5.8	$5.8	$—	$5.8
Outer Banks	5.2	—	—	(0.4)	4.8	4.8	—	4.8
Tower Marine	20.2	—	0.2	(2.1)	18.3	18.3	—	18.3
Sandy Bay	247.9	9.4	2.1	(68.3)	191.1	191.1	—	191.1
Christies Parks(4)	10.1	—	—	2.1	12.2	12.2	—	12.2
Bluewater	25.3	1.3	0.1	1.3	28.0	28.0	—	28.0
Bodmin Holiday Park	13.1	—	—	—	13.1	13.1	—	13.1
Kittery Point	8.0	0.1	—	(0.1)	8.0	7.0	1.0	8.0
Spanish Trails MHC	20.6	1.8	—	—	22.4	22.4	—	22.4
Pine Acre Trails	29.7	—	—	—	29.7	29.7	—	29.7
Bel Air Estates & Sunrise Estates	39.3	—	0.7	—	40.0	40.0	—	40.0
Callaly Leisure	23.8	0.1	—	(0.3)	23.6	23.6	—	23.6
Newhaven(5)	6.2	—	—	—	6.2	6.2	—	6.2
Bayfront Marina	11.3	—	0.9	(0.5)	11.7	11.7	—	11.7
Marina Bay Yacht Harbor	16.2	—	0.2	(0.7)	15.7	15.7	—	15.7
Jellystone Lincoln(5)(6)	17.0	—	—	1.2	18.2	18.2	—	18.2
Norway Commons(5)	15.5	0.4	—	—	15.9	15.9	—	15.9
Business Combinations(3)
Jarrett Bay Boatworks(7)(8)	21.3	1.4	47.5	1.0	71.2	68.4	2.8	71.2
Park Holidays(7)(9)	1,254.7	29.5	574.5	(624.9)	1,233.8	1,199.9	33.9	1,233.8
Park Leisure(7)	342.7	0.7	15.1	(132.7)	225.8	225.8	—	225.8
Montauk Yacht Club	163.6	0.3	26.3	0.3	190.5	190.5	—	190.5
Total	$2,297.5	$45.0	$667.6	$(824.1)	$2,186.0	$2,148.3	$37.7	$2,186.0
(1) Refer to Note 5, "Goodwill and Other Intangible Assets," for additional detail on goodwill and other intangible assets.
(2) Refer to Note 9, "Equity and Temporary Equity," for additional detail.
(3) Property names are subject to changes subsequent to acquisition.
(4) Combined with an existing property.
(5) The above allocations are estimates pending purchase price allocations.
(6) In December 2020, we entered into a loan agreement pursuant to which we extended credit to Blue Water to finance the construction of Jellystone Lincoln (the "RV Park"). In December 2022, we entered into a purchase and sale agreement pursuant to which we purchased the RV Park for cash consideration of $5.0 million, which was applied toward the existing Blue Water loan balance of $12.9 million, and the remaining loan balance of $7.9 million was forgiven. Upon acquisition of the RV Park, we agreed to loan Blue Water an amount equal to $3.7 million, accounted as consideration based on the loan forgiveness terms. Additional consideration for vacation rental units of $0.4 million, resulted in a total purchase price of $17.0 million. In addition, we entered into a lease agreement pursuant to which Blue Water will pay rent to us and continue to operate the park.
(7) The Purchase price allocation is preliminary as of December 31, 2022, subject to revision based on the final purchase price allocations to be finalized one year from the acquisition date.
(8) The balance includes the marina acquired in February and the yacht sales business acquired in April of which $0.1 million was recorded in Investment property, $17.6 million in Goodwill and other intangible assets, and $0.4 million in Other assets / (liabilities), net.
(9) Includes acquired intangible assets subject to amortization of $70.2 million with a weighted average amortization period of 14.6 years, consisting of trademarks and trade names, customer relationships and other intangible assets.

As of December 31, 2022, we had incurred and capitalized $19.2 million of transaction costs, which have been allocated among various fixed asset categories for purchases that meet the asset acquisition criteria. As of December 31, 2022, we also incurred $24.7 million of business combination expenses, which are expensed for acquisitions deemed to be business combinations.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total amount of Revenues and Net income included in the Consolidated Statements of Operations for the year ended December 31, 2022 related to business combinations completed in 2022 are set forth in the following table (in millions):

Year Ended
December 31, 2022
Total revenues	$353.6
Net income	$13.8

The following unaudited pro forma financial information presents the results of our operations for the years ended December 31, 2022 and 2021, as if the properties combined through business combinations in 2022 had been acquired on January 1, 2021. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees and acquisition accounting.

The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisition been consummated on January 1, 2021 (in millions, except for per share data):

	Year Ended (unaudited)
	December 31, 2022	December 31, 2021
Total revenues	$3,091.3	$2,726.4
Net income attributable to SUI common shareholders	$241.2	$440.5
Net income per share attributable to SUI common shareholders - basic	$1.99	$3.89
Net income per share attributable to SUI common shareholders - diluted	$1.99	$3.88

Development and Expansion Activities

During the year ended December 31, 2022, we acquired six land parcels located in the U.S. and the UK for an aggregate purchase price of $26.2 million and two buildings and land parcels related to our marinas located in the U.S. for an aggregate purchase price of $13.9 million.

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

2021 Acquisitions and Dispositions

For the year ended December 31, 2021, we acquired the following MH and RV communities and marinas:

Community Name(1)	Type	Sites, Wet Slips and Dry Storage Spaces	Development Sites	State, Province or Country	Month Acquired
Sun Outdoors Association Island	RV: asset acquisition	294	—	NY	January
Blue Water Beach Resort	RV: asset acquisition	177	—	UT	February
Tranquility MHC	MH: asset acquisition	25	—	FL	February

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Islamorada and Angler House(2)	Marina: asset acquisition	251	—	FL	February
Prime Martha's Vineyard(2)	Marina: asset acquisition	395	—	MA	March
Pleasant Beach Campground	RV: asset acquisition	102	—	ON, Canada	March
Sun Outdoors Cape Charles	RV: asset acquisition	669	—	VA	March
Beachwood Resort	RV: asset acquisition	672	—	WA	March
ThemeWorld RV Resort	RV: asset acquisition	148	—	FL	April
Sylvan Glen Estates	MH: asset acquisition	476	—	MI	April
Shelter Island Boatyard	Marina: asset acquisition	52	—	CA	May
Lauderdale Marine Center	Marina: asset acquisition	206	—	FL	May
Apponaug Harbor	Marina: asset acquisition	348	—	RI	June
Cabrillo Isle	Marina: business combination	476	—	CA	June
Marathon	Marina: asset acquisition	135	—	FL	June
Allen Harbor	Marina: asset acquisition	176	—	RI	July
Cisco Grove Campground & RV	RV: asset acquisition	18	407	CA	July
Four Leaf Portfolio(3)	MH: asset acquisition	2,545	340	MI / IN	July
Harborage Yacht Club	Marina: asset acquisition	300	—	FL	July
Zeman Portfolio(4)	RV: asset acquisition	686	—	IL / NJ	July
Southern Leisure RV Resort	RV: asset acquisition	496	—	FL	August
Sunroad Marina	Marina: asset acquisition	617	—	CA	August
Lazy Lakes RV Resort	RV: asset acquisition	99	—	FL	August
Puerto del Rey	Marina: asset acquisition	1,746	—	Puerto Rico	September
Stingray Point	Marina: asset acquisition	222	—	VA	September
Detroit River	Marina: asset acquisition	440	—	MI	September
Jetstream RV Resort at NASA	RV: asset acquisition	202	—	TX	September
Beaver Brook Campground	RV: asset acquisition	204	150	ME	October
Emerald Coast	Marina: business combination	311	—	FL	November
Tall Pines Harbor Campground	RV: asset acquisition	241	—	VA	November
Wells Beach Resort Campground	RV: asset acquisition	231	—	ME	November
Port Royal	Marina: asset acquisition	167	—	SC	November
Podickory Point	Marina: asset acquisition	209	—	MD	December
Sunroad Marina (restaurant)	Marina: asset acquisition	—	—	CA	December
Jellystone Park at Mammoth Cave	RV: asset acquisition	315	—	KY	December
South Bay	Marina: asset acquisition	333	—	CA	December
Wentworth by the Sea	Marina: asset acquisition	155	—	NH	December
Rocky Mountain RV Park	RV: asset acquisition	75	—	MT	December
Haas Lake RV Park Campground	RV: asset acquisition	492	—	MI	December
Pearwood RV Resort	RV: asset acquisition	144	—	TX	December
Holly Shores Camping Resort	RV: asset acquisition	310	—	NJ	December
Pheasant Ridge RV Park	RV: asset acquisition	130	—	OR	December
Coyote Ranch Resort	RV: asset acquisition	165	165	TX	December
Jellystone Park at Whispering Pines	RV: asset acquisition	131	—	TX	December
Hospitality Creek Campground	RV: asset acquisition	230	—	NJ	December
	Total	15,816	1,062
(1) Property names are subject to changes subsequent to acquisition.
(2) Includes two marinas.
(3) Includes nine MH communities.
(4) Includes two RV Resorts.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the amounts of assets acquired net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed in 2021 (in millions):

	At Acquisition Date					Consideration
	Investment in property	Inventory of manufactured homes, boat parts and retail related items	Goodwill and other intangible assets(1)	Other assets / (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Temporary and permanent equity	Total consideration
Asset Acquisition(2)
Sun Outdoors Association Island	$15.0	$—	$—	$(0.2)	$14.8	$14.8	$—	$14.8
Blue Water Beach Resort	9.0	—	—	(0.3)	8.7	8.7	—	8.7
Tranquility MHC	1.2	—	—	—	1.2	1.2	—	1.2
Islamorada and Angler House	18.0	—	0.3	(0.3)	18.0	18.0	—	18.0
Prime Martha's Vineyard	22.3	0.2	0.1	(0.7)	21.9	21.9	—	21.9
Pleasant Beach Campground	1.5	—	0.1	—	1.6	1.6	—	1.6
Sun Outdoors Cape Charles	59.7	—	0.2	(2.0)	57.9	57.9	—	57.9
Beachwood Resort	14.0	—	0.2	(7.6)	6.6	6.6	—	6.6
ThemeWorld RV Resort	25.0	—	—	(0.1)	24.9	24.9	—	24.9
Sylvan Glen Estates	23.6	—	0.5	(0.3)	23.8	(0.2)	24.0	23.8
Shelter Island Boatyard	9.6	0.1	0.4	(0.1)	10.0	10.0	—	10.0
Lauderdale Marine Center	336.9	—	3.3	1.0	341.2	341.2	—	341.2
Apponaug Harbor	6.5	—	0.1	(0.7)	5.9	5.9	—	5.9
Marathon	19.1	—	0.3	(0.2)	19.2	19.2	—	19.2
Allen Harbor	4.0	—	—	(0.1)	3.9	3.9	—	3.9
Cisco Grove Campground & RV	6.6	—	—	—	6.6	6.6	—	6.6
Four Leaf Portfolio	210.7	0.3	4.0	(0.5)	214.5	214.5	—	214.5
Harborage Yacht Club	17.3	0.1	4.7	(0.5)	21.6	21.6	—	21.6
Zeman Portfolio	14.2	—	0.7	(0.5)	14.4	14.4	—	14.4
Southern Leisure RV Resort	17.4	—	0.3	(0.3)	17.4	17.4	—	17.4
Sunroad Marina(3)	47.8	—	0.5	65.0	113.3	113.3	—	113.3
Lazy Lakes RV Resort	11.3	—	—	(0.1)	11.2	11.2	—	11.2
Puerto del Rey	94.5	0.5	1.0	(4.1)	91.9	91.9	—	91.9
Stingray Point	2.9	—	—	(0.3)	2.6	2.6	—	2.6
Detroit River	8.7	—	0.2	(0.6)	8.3	8.3	—	8.3
Jetstream RV Resort at NASA	17.0	—	0.5	(0.2)	17.3	17.3	—	17.3
Beaver Brook Campground	4.4	—	0.1	—	4.5	4.5	—	4.5
Tall Pines Harbor Campground	10.5	—	—	—	10.5	10.5	—	10.5
Wells Beach Resort Campground	12.2	—	—	—	12.2	12.2	—	12.2
Port Royal	20.5	—	0.1	(0.3)	20.3	20.3	—	20.3
Podickory Point	3.3	—	—	(0.2)	3.1	3.1	—	3.1
Jellystone Park at Mammoth Cave	32.5	—	—	(0.6)	31.9	31.9	—	31.9
South Bay	14.0	—	0.2	(2.5)	11.7	11.7	—	11.7
Wentworth by the Sea	14.1	0.1	0.1	(1.1)	13.2	13.2	—	13.2
Rocky Mountain RV Park	12.5	—	—	—	12.5	12.5	—	12.5
Haas Lake RV Park Campground	20.1	—	—	—	20.1	16.5	3.6	20.1
Pearwood RV Resort	10.2	—	—	—	10.2	10.2	—	10.2

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Holly Shores Camping Resort(4)	27.0	—	0.5	(0.5)	27.0	27.0	—	27.0
Pheasant Ridge RV Park	19.0	—	—	—	19.0	19.0	—	19.0
Coyote Ranch Resort	12.6	—	—	(0.2)	12.4	12.4	—	12.4
Jellystone Park at Whispering Pines	13.8	—	—	(0.2)	13.6	13.6	—	13.6
Hospitality Creek Campground(4)	15.0	—	0.6	(0.6)	15.0	15.0	—	15.0
Business Combination(2)
Cabrillo Isle	37.6	—	10.1	(0.7)	47.0	47.0	—	47.0
Emerald Coast	9.0	2.7	41.9	(0.6)	53.0	53.0	—	53.0
Total	$1,302.1	$4.0	$71.0	$38.8	$1,415.9	$1,388.3	$27.6	$1,415.9
(1) Refer to Note 5, "Goodwill and Other Intangible Assets," for additional detail on goodwill and other intangible assets.
(2) Property names are subject to changes subsequent to acquisition.
(3) The balance includes the marina acquired in August and the restaurant acquired in December of which $9.2 million was recorded in Investment property and $21.0 million in Other assets / (liabilities), net.
(4) The allocation was estimated as of December 2021 and was adjusted as of March 2022, based on final purchase price allocation.

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

Land for Expansion / Development

During the year ended December 31, 2021, we acquired 11 land parcels, which are located across the U.S. and the UK for a total purchase price of $172.8 million.

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

Dispositions

In July 2021, we sold two MH communities located in Indiana and Missouri, containing a combined 677 sites, for $67.5 million. The gain from the sale of the properties was $49.4 million.

In August 2021, we sold four MH communities located in Arizona, Illinois and Missouri, containing a combined 1,137 sites, for $94.6 million. The gain from the sale of the properties was $58.7 million.

Refer to Note 20, "Subsequent Events," for information regarding acquisitions and dispositions completed after December 31, 2022.

4. Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in millions):

	December 31, 2022	December 31, 2021
Installment notes receivable on manufactured homes, net	$65.9	$79.1
Notes receivable from real estate developers and operators	305.2	284.0
Other receivables, net	246.2	106.5
Total Notes and Other Receivables, net	$617.3	$469.6

Installment Notes Receivable on Manufactured Homes

Installment notes receivable are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC Topic 820, "Fair Value Measurements and Disclosures." The balances of installment notes receivable of $65.9 million (net of fair value adjustment of $1.4 million) and $79.1 million (net of fair value adjustment of $0.6 million) as of December 31, 2022 and 2021, respectively, are secured by manufactured homes. The notes represent financing to purchasers of manufactured homes located in our communities and require monthly principal and interest payments. The notes had a net weighted average interest rate (net of servicing costs) and maturity of 7.6% and 13.8 years as of December 31, 2022, and 7.6% and 14.7 years as of December 31, 2021, respectively. Refer to Note 15, "Fair Value of Financial Instruments," for additional detail.

Notes Receivable from Real Estate Developers and Operators

Notes receivable from real estate developers and operators are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC Topic 820, "Fair Value Measurements and Disclosures." As of December 31, 2022 and 2021, the notes receivable balances are comprised primarily of a loan provided to a real estate operator to finance its acquisition and development costs, and construction loans provided to real estate developers. The notes receivable from real estate developers and operators had a net weighted average interest rate and maturity of 13.1% and 0.8 years as of December 31, 2022, and 7.2% and 0.9 years as of December 31, 2021, respectively.

In February 2023, the maturity date on $217.6 million of notes receivable due in December 2022 was extended to May 31, 2023. Refer to Note 20, "Subsequent Events," for additional information regarding notes receivable activity after December 31, 2022.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022, real estate developers and operators collectively have $47.4 million of undrawn funds on their loans. There were no adjustments to the fair value of notes receivable from real estate developers and operators for the years ended December 31, 2022 and 2021. Refer to Note 15, "Fair Value of Financial Instruments," for additional information.

Other Receivables, net

Other receivables, net were comprised of amounts due from the following categories (in millions):

	December 31, 2022	December 31, 2021
Insurance receivables	$78.5	$9.0
MH and annual RV residents for rent, utility charges, fees and other pass-through charges, net(1)	61.5	10.0
Marina customers for storage, service and lease payments, net(2)	40.0	29.3
Home sale proceeds	28.9	33.5
Other receivables(3)	37.3	24.7
Total Other Receivables, net	$246.2	$106.5
(1)Net of allowance of $5.9 million and $5.5 million as of December 31, 2022 and 2021, respectively.
(2)Net of allowance of $2.2 million and $1.5 million as of December 31, 2022 and 2021, respectively.
(3)Includes receivable from Rezplot Systems LLC, a nonconsolidated affiliate, in which we had 48.9% and 49.2% ownership interest as of December 31, 2022 and 2021, respectively. In June 2020, we made a convertible secured loan to Rezplot Systems LLC. The note allows for a principal amount of up to $10.0 million to be drawn down over a period of three years, bears an interest rate of 3.0% and is secured by all the assets of Rezplot Systems LLC. In January 2022, we made an additional loan to Rezplot Systems LLC that allows for a principal amount of up to $5.0 million to be drawn over a period of three years and bears an interest rate of 3.0%. The outstanding balances were $12.7 million and $10.2 million as of December 31, 2022 and 2021, respectively. Refer to Note 6, "Investments in Nonconsolidated Affiliates," for additional information on Rezplot Systems LLC.

5. Goodwill and Other Intangible Assets

Our intangible assets include goodwill, in-place leases, non-competition agreements, trademarks and trade names, customer relationships, franchise agreements and other intangible assets. These intangible assets are recorded in Goodwill and Other intangible assets, net on the Consolidated Balance Sheets.

Goodwill

The measurement periods for the valuation of assets acquired and liabilities assumed in a business combination end as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available but do not exceed 12 months. Adjustments in purchase price allocations may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined. These purchase accounting adjustments are presented under Other in the table below. Changes in the carrying amount of goodwill by reportable segment were as follows (in millions):

	December 31, 2020	Acquisitions(1)	Other(2)	December 31, 2021	Acquisitions(3)	Currency Translation Adjustment	Other(4)	December 31, 2022
Segment
MH	$—	$—	$—	$—	$465.0	$(36.7)	$39.1	$467.4
RV	—	—	—	—	9.5	—	—	9.5
Marina	428.8	36.8	29.8	495.4	41.5	—	4.6	541.5
Total	$428.8	$36.8	$29.8	$495.4	$516.0	$(36.7)	$43.7	$1,018.4	(5)
(1) During the year ended December 31, 2021, we recorded goodwill of $36.8 million in the Marina segment related to the acquisition of Emerald Coast and Cabrillo Isle, primarily attributed to enterprise value and the assembled workforce value associated with existing operations.
(2) During the year ended December 31, 2021, Adjustments in purchase price allocations resulted in goodwill increase of $29.8 million in the Marina segment, related to the acquisition of Safe Harbor marina.
(3) During the year ended December 31, 2022, we recorded goodwill of $465.0 million in the MH segment related to the acquisition of Park Holidays, primarily attributed to the acquired platform and assembled workforce value associated with the scale of Park Holidays' existing operations in the UK. Additionally, we recorded goodwill of $41.5 million in the Marina segment related to the acquisition of Jarrett Bay Boatworks and Montauk Yacht Club, primarily attributed to enterprise value and the assembled workforce value associated with existing operations, and $9.5 million in the RV segment related to the acquisition of Leisure Systems, Inc, primarily attributed to its licensing arrangements, ability to obtain new franchise relationships and assembled workforce.
(4) During the year ended December 31, 2022, adjustments in purchase price allocations resulted in goodwill increase of $39.1 million in the MH segment, related to the acquisition of Park Holidays.
(5) During the year ended December 31, 2022 and 2021, we recognized goodwill from acquisitions of $516.0 million and $36.8 million, respectively, which is expected to be deductible for tax purposes.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Intangible Assets, net

The gross carrying amounts and accumulated amortization of our intangible assets were as follows (in millions):

		December 31, 2022		December 31, 2021
Other Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	2 months - 13 years	$165.7	$(135.4)	$162.6	$(120.8)
Non-competition agreements	5 years	10.5	(4.1)	10.0	(2.0)
Trademarks and trade names	3 - 15 years	81.2	(5.5)	5.8	(0.9)
Customer relationships	4 - 17 years	131.5	(24.7)	122.4	(12.3)
Franchise agreements and other intangible assets	1 - 27 years	48.3	(8.9)	31.1	(5.8)
Total finite-lived assets		$437.2	$(178.6)	$331.9	$(141.8)
Indefinite-lived assets - Trademarks and trade names	N/A	140.9	—	114.2	—
Indefinite-lived assets - Other	N/A	2.5	—	2.5	—
Total indefinite-lived assets		$143.4	$—	$116.7	$—
Total		$580.6	$(178.6)	$448.6	$(141.8)

Amortization expenses related to our Other intangible assets were as follows (in millions):

	Year Ended
Other Intangible Asset Amortization Expense	December 31, 2022	December 31, 2021	December 31, 2020
In-place leases	$15.3	$28.5	$18.2
Non-competition agreements	2.1	2.0	—
Trademarks and trade names	4.5	0.9	—
Customer relationships	12.3	9.9	2.4
Franchise fees and other intangible assets	2.7	2.2	0.8
Total	$36.9	$43.5	$21.4

We anticipate amortization expense for Other intangible assets to be as follows for the next five years (in millions):

	2023	2024	2025	2026	2027
In-place leases	$10.6	$7.1	$6.2	$3.5	$2.0
Non-competition agreements	2.1	2.1	2.1	0.1	—
Trademarks and trade names	6.3	5.5	5.5	5.1	5.2
Customer relationships	12.7	12.7	12.7	12.2	12.2
Franchise agreements and other intangible assets	4.0	3.2	3.1	2.8	2.6
Total	$35.7	$30.6	$29.6	$23.7	$22.0

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

RezPlot Systems LLC ("Rezplot")
At December 31, 2022 and December 31, 2021, we had a 48.9% and 49.2% ownership interest, respectively, in RezPlot, a RV reservation software technology company, which interest we acquired in January 2019.

Sungenia joint venture ("Sungenia JV")
At December 31, 2022 and December 31, 2021, we had a 50% ownership interest in Sungenia JV, a joint venture formed between us and Ingenia Communities Group in November 2018, to establish and grow a manufactured housing community development program in Australia.

GTSC LLC ("GTSC")
At December 31, 2022 and December 31, 2021, we had a 40% ownership interest in GTSC, which engages in acquiring, holding and selling loans secured, directly or indirectly, by manufactured homes located in our communities.

Origen Financial Services, LLC ("OFS")
At December 31, 2022 and December 31, 2021, we had no ownership interest and a 22.9% ownership interest, respectively, in OFS, an end-to-end online resident screening and document management suite. During the year ended December 31, 2022, we sold our ownership interest in OFS for $0.6 million. The gain from the sale was $0.3 million, which was recorded within Income from nonconsolidated affiliates on the Consolidated Statements of Operations.

SV Lift, LLC ("SV Lift")
At December 31, 2022 and December 31, 2021, we had a 50% ownership interest in SV Lift, which owns, operates and leases an aircraft.

The investment balance in each nonconsolidated affiliate is as follows (in millions):

	Year Ended
Investment	December 31, 2022	December 31, 2021
Investment in RezPlot	$—	$0.1
Investment in Sungenia JV	44.5	36.2
Investment in GTSC	54.5	35.7
Investment in OFS	—	0.2
Investment in SV Lift	2.3	2.9
Total	$101.3	$75.1

The income / (loss) from each nonconsolidated affiliate is as follows (in millions):

	Year Ended
Income / (Loss) from Nonconsolidated Affiliates	December 31, 2022	December 31, 2021	December 31, 2020
RezPlot equity loss	$(4.7)	$(2.9)	$(1.9)
Sungenia JV equity income	2.2	1.8	0.3
GTSC equity income	5.9	6.1	3.9
OFS equity income	0.6	0.2	0.2
SV Lift equity loss	(1.1)	(1.2)	(0.8)
Total equity income	$2.9	$4.0	$1.7

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The change in the GTSC investment balance is as follows (in millions):

	Year Ended
	December 31, 2022	December 31, 2021
Beginning balance	$35.7	$25.5
Contributions	37.4	27.3
Distributions	(22.5)	(23.0)
Equity earnings	5.9	6.1
Fair value adjustment	(2.0)	(0.2)
Ending Balance	$54.5	$35.7

The change in the Sungenia JV investment balance is as follows (in millions):

	Year Ended
	December 31, 2022	December 31, 2021
Beginning balance	$36.2	$26.9
Cumulative translation adjustment	(3.0)	(1.5)
Contributions	9.1	9.0
Equity earnings	2.2	1.8
Ending Balance	$44.5	$36.2

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

Other Consolidated VIEs

We consolidate Sun NG RV Resorts LLC ("Sun NG Resorts"), Sun NG Whitewater RV Resorts LLC, Sun NG Beaver Brook LLC, FPG Sun Menifee 80 LLC, Solar Energy Project LLC, Solar Energy Project CA II LLC, Solar Energy Project III LLC and FPG Sun Moreno Valley 66 LLC under the guidance set forth in ASC Topic 810 "Consolidation." We concluded that each entity is a VIE where we are the primary beneficiary, as we have the power to direct the significant activities of, and absorb the significant losses and receive the significant benefits from each entity. Refer to Note 8, "Debt and Line of Credit," and Note 9, "Equity and Temporary Equity," for additional information on Sun NG Resorts.

During the three months ended September 30, 2022, we acquired the noncontrolling equity interest held by third parties in a joint venture created for the purpose of acquiring land and constructing a marina in Fort Lauderdale, Florida ("SHM South Fork JV, LLC"). The transaction resulted in the Company owning a 100% ownership interest in the joint venture and we concluded that SHM South Fork JV, LLC was no longer a VIE. The acquisition was accounted for as an equity transaction in accordance with ASC Topic 810, "Consolidation," with the difference between the purchase price and the noncontrolling interest of $1.9 million recorded as a decrease to Additional Paid-in Capital on the Consolidated Balance Sheets.

During the three months ended June 30, 2022, we acquired the noncontrolling equity interest held by third parties in Rudgate Village SPE LLC, Rudgate Clinton SPE LLC and Rudgate Clinton Estates, LLC (collectively, "Rudgate"), an MH community, which resulted in the Company owning a 100% ownership interest in Rudgate. We concluded that Rudgate was no longer a VIE. The acquisition was accounted for as an equity transaction in accordance with ASC Topic 810, "Consolidation," with the difference between the purchase price and the acquired noncontrolling interest of $13.2 million recorded as an increase to Additional Paid-in Capital on the Consolidated Balance Sheets. Refer to Note 9, "Equity and Temporary Equity," for additional information.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the assets and liabilities of our consolidated VIEs, with the exception of the Operating Partnership, included in our Consolidated Balance Sheets after eliminations (in millions):

	December 31, 2022	December 31, 2021
Assets
Investment property, net	$739.7	$623.5
Cash, cash equivalents and restricted cash	14.1	13.6
Other intangible assets, net	13.0	13.4
Other assets, net	10.5	5.3
Total Assets	$777.3	$655.8

Liabilities and Other Equity
Secured debt	$22.2	$52.6
Unsecured debt	35.2	35.2
Advanced reservation deposits and rent	13.8	13.5
Accrued expenses and accounts payable	11.8	78.3
Other liabilities	1.4	2.2
Total Liabilities	84.4	181.8
Temporary equity	41.3	35.4
Noncontrolling interests	—	19.4
Total Liabilities and Other Equity	$125.7	$236.6

Total assets related to the consolidated VIEs, with the exception of the Operating Partnership, comprised 4.5% and 4.9% of our consolidated total assets at December 31, 2022 and 2021, respectively. Total liabilities comprised 0.9% and 2.8% of our consolidated total liabilities at December 31, 2022 and 2021, respectively. Equity Interests and Noncontrolling interests related to the consolidated VIEs, on an absolute basis, comprised less than 1.0% of our consolidated total equity at December 31, 2022 and 2021, respectively.

8. Debt and Line of Credit

The following table sets forth certain information regarding debt including premiums, discounts and deferred financing costs (in millions, except for statistical information):

	Carrying Amount		Weighted Average Years to Maturity		Weighted Average Interest Rates
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Secured Debt(1)	$3,217.8	$3,380.7	10.2	10.6	3.723%	3.779%
Unsecured Debt
Senior unsecured notes(2)	1,779.6	1,186.4	8.1	8.5	2.9%	2.55%
Line of credit and other debt(3)	2,130.6	1,034.8	2.8	3.5	4.417%	0.978%
Preferred equity - Sun NG Resorts - mandatorily redeemable	35.2	35.2	1.8	2.8	6.0%	6.0%
Preferred OP units - mandatorily redeemable	34.0	34.7	3.1	4.1	5.921%	5.932%
Total Unsecured Debt	3,979.4	2,291.1
Total Debt	$7,197.2	$5,671.8	7.4	8.8	3.746%	3.038%
(1)Balances at December 31, 2022 and 2021 include $0.1 million and $1.7 million of net debt premium, respectively, and $(14.6) million and $(14.7) million of deferred financing costs, respectively.
(2)Balances at December 31, 2022 and 2021 include $(6.1) million and $(3.3) million of net debt discount, respectively, and $(14.3) million and $(10.3) million of deferred financing costs, respectively. Weighted average interest rates include the impact of hedge activity.
(3)Balance at December 31, 2022 and 2021 includes $(3.0) million and $0 of deferred financing costs, respectively. Weighted average interest rates include the impact of hedge activity.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Secured Debt

Secured debt consists of mortgage term loans. During the years ended December 31, 2022 and 2021, we paid off the following mortgage term loans during the quarters presented below (in millions, except for statistical information):

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

During the year ended December 31, 2022, we entered into the following mortgage term loans during the quarters presented below (in millions, except for statistical information). During the year ended December 31, 2021, we did not enter into any mortgage term loans.

Period	Loan Amount		Term (in years)	Interest Rate	Maturity Date
Three months ended December 31, 2022	$226.0	(1)	4 - 7	4.5%	June 15, 2026 - December 15, 2029
Three months ended September 30, 2022	$20.6	(2)(4)	25	3.65%	August 10, 2047
	$3.4	(3)(4)	25	3.65%	August 10, 2047
(1)Includes 18 existing encumbered properties. Refer to Note 20, "Subsequent Events," for information regarding additional mortgage term loans entered into subsequent to year end.
(2)Represents a construction loan (undrawn as of December 31, 2022).
(3)Represents mortgage term loan.
(4)Represents loans jointly secured by one property.

The mortgage term loans, which total $3.2 billion as of December 31, 2022, are secured by 154 properties comprised of 59,178 sites representing approximately $2.6 billion of net book value.

Unsecured Debt

Senior Unsecured Notes

In April 2022, the Operating Partnership issued $600.0 million of senior unsecured notes with an interest rate of 4.2% and a 10-year term, due April 15, 2032 (the "2032 Notes"). Interest on the 2032 Notes is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2022. The net proceeds from the offering were $592.3 million after deducting underwriters' discounts and estimated offering expenses. We used the net proceeds from the offering to repay borrowings outstanding under our Senior Credit Facility (as defined below).

In October 2021, the Operating Partnership issued $450.0 million of senior unsecured notes with an interest rate of 2.3% and a seven-year term, due November 1, 2028 (the "2028 Notes"). Interest on the 2028 Notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2022. The Operating Partnership also issued an additional $150.0 million of its 2031 Notes (as defined below). The net proceeds from both offerings were approximately $595.5 million after deducting underwriters' discounts and estimated offering expenses. The proceeds were used to pay down borrowings under our Senior Credit Facility.

In June 2021, the Operating Partnership issued $600.0 million of senior unsecured notes with an interest rate of 2.7% and a 10-year term, due July 15, 2031 (the "2031 Notes"). Interest on the 2031 Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2022. The net proceeds from the offering were approximately $592.4 million, after deducting underwriters' discounts and estimated offering expenses. The proceeds were used to pay down borrowings under our Senior Credit Facility.

The total outstanding principal balance of senior unsecured notes was $1.8 billion at December 31, 2022. This balance is recorded in the Unsecured debt line item on the Consolidated Balance Sheets.

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

Prior to the Credit Facility Amendment, the Senior Credit Facility permitted aggregate borrowings of up to $2.0 billion, with an accordion feature that allowed for additional commitments of up to $1.0 billion, subject to the satisfaction of certain conditions. Prior to the amendment, $500.0 million of available borrowings under the Senior Credit Facility were scheduled to mature on October 11, 2024, with the remainder scheduled to mature on June 14, 2025. We had no loss on extinguishment of debt during the year ended December 31, 2022. During the year ended December 31, 2021, we recognized losses on extinguishment of debt in our Consolidated Statements of Operations of $0.1 million related to the amendment of the Senior Credit Facility, and $0.2 million and $7.9 million, related to the termination of our $750.0 million credit facility and the $1.8 billion credit facility between Safe Harbor and certain lenders, respectively.

The Senior Credit Facility bears interest at a floating rate based on Adjusted Term SOFR, the Adjusted Eurocurrency Rate, the Daily RFR, the Australian BBSY, the Daily SONIA Rate or the Canadian Dollar Offered Rate, as applicable, plus a margin, in all cases, which can range from 0.725% to 1.6%, subject to certain adjustments. As of December 31, 2022, the margins based on our credit ratings were 0.85% on the revolving loan facility and 0.95% on the term loan facility. During the year ended December 31, 2022, we achieved sustainability related requirements resulting in a favorable 0.01% adjustment to both margins.

At the lenders' option, the Senior Credit Facility will become immediately due and payable upon an event of default under the Credit Facility Agreement. We had $1.1 billion of borrowings outstanding under the revolving loan and $1.1 billion of borrowings outstanding under the term loan on the Senior Credit Facility as of December 31, 2022. We had $1.0 billion of revolving borrowings on our prior Senior Credit Facility as of December 31, 2021. These balances are recorded in Unsecured debt on the Consolidated Balance Sheets.

The Senior Credit Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under the Senior Credit Facility, but does reduce the borrowing amount available. We had $2.3 million and $2.2 million of outstanding letters of credit at December 31, 2022 and 2021, respectively.

Bridge Loan Termination

In March 2022, we terminated our commitment letter with Citigroup Global Markets, Inc. ("Citigroup"), pursuant to which, Citigroup (on behalf of its affiliates), previously committed to lend us up to £950.0 million, or approximately $1.2 billion converted at the March 31, 2022 exchange rate (the "Bridge Loan"). As of the date of termination, we did not have any borrowings outstanding under the Bridge Loan. During the year ended December 31, 2022, we recognized a Loss on extinguishment of debt in our Consolidated Statement of Operations of $0.3 million related to the termination of the Bridge Loan.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unsecured Term Loan

In October 2019, we assumed a $58.0 million secured term loan facility related to an acquisition. The term loan initially had a four-year term ending October 29, 2023, and bore interest at a floating rate based on the Eurodollar rate or Prime rate plus a margin ranging from 1.2% to 2.05%. Effective July 1, 2021, the agreement was amended to release the associated collateral. The amendment extended the term loan facility maturity date to October 29, 2025 and adjusted the interest rate margin to a range from 0.8% to 1.6%. In August 2022, we amended the secured term loan facility to transition from the Eurodollar rate to SOFR. As of December 31, 2022, the margin based on our credit rating was 0.95%. The outstanding balance was $19.8 million at December 31, 2022 and $31.6 million at December 31, 2021, respectively. In accordance with the amended agreement, we achieved sustainability related requirements resulting in a favorable 0.01% adjustment to the margins. These balances are recorded in Unsecured debt on the Consolidated Balance Sheets.

Preferred Equity - Sun NG Resorts - Mandatorily Redeemable

In connection with the investment in Sun NG Resorts in June 2018, $35.3 million of mandatorily redeemable Preferred Equity ("Preferred Equity - Sun NG Resorts") was purchased by unrelated third parties. The Preferred Equity - Sun NG Resorts carries a preferred rate of return of 6.0% per annum. The Preferred Equity - Sun NG Resorts has a seven-year term ending June 1, 2025 and can be redeemed in the fourth quarter of 2024 at the holders' option. The Preferred Equity - Sun NG Resorts as of December 31, 2022 was $35.2 million. This balance is recorded within the Unsecured debt line item on the Consolidated Balance Sheets. Refer to Note 7, "Consolidated Variable Interest Entities," and Note 9, "Equity and Temporary Equity," for additional information.

Preferred OP Units - Mandatorily Redeemable

Preferred OP units at December 31, 2022 and 2021 include $34.0 million and $34.7 million of Aspen preferred OP units issued by the Operating Partnership, respectively. As of December 31, 2022, these units are convertible indirectly into 403,306 shares of our common stock.

In January 2020, we amended the Operating Partnership's partnership agreement. The amendment extended the automatic redemption date and reduced the annual distribution rate for 270,000 of the Aspen preferred OP units (the "Extended Units"). Subject to certain limitations, at any time prior to January 1, 2024 (or prior to January 1, 2034 with respect to the Extended Units), the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the average closing price of our common stock for the preceding ten trading days is $68.00 per share or less, 0.397 common OP units; or (b) if the 10-day average closing price is greater than $68.00 per share, the number of common OP units is determined by dividing (i) the sum of (A) $27.00 plus (B) 25.0% of the amount by which the ten-day average closing price exceeds $68.00 per share, by (ii) the 10-day average closing price. The current preferred distribution rate is 3.8% on the Extended Units and 6.5% on all other Aspen preferred OP units. On January 2, 2024 (or January 2, 2034 with respect to the Extended Units), we are required to redeem for cash all Aspen preferred OP units that have not been converted to common OP units. As of December 31, 2022, 270,000 of the Extended Units and 988,819 other Aspen preferred units were outstanding. These balances are recorded within the Unsecured debt line item on the Consolidated Balance Sheets.

Covenants

The mortgage term loans, senior unsecured notes and Senior Credit Facility are subject to various financial and other covenants. The most restrictive covenants are pursuant to (a) the terms of the Senior Credit Facility, which contains a minimum fixed charge coverage ratio, maximum leverage ratio, distribution ratio and variable rate indebtedness, and (b) the terms of the senior unsecured notes, which contain a total debt to total assets ratio, secured debt to total assets ratio, consolidated income available for debt service to debt service ratio and unencumbered total asset value to unsecured debt covenants ratio. At December 31, 2022, we were in compliance with all covenants.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-term Debt Maturities

As of December 31, 2022, the total of maturities and amortization of our secured debt (excluding premiums and deferred financing costs) and unsecured debt (excluding discounts and deferred financing costs) by year were as follows (in millions):

	Maturities and Amortization By Year
	Total Due	2023	2024	2025	2026	2027	Thereafter
Secured Debt
Mortgage loans payable
Maturities	$2,352.9	$117.8	$128.8	$50.6	$573.4	$4.0	$1,478.3
Principal amortization	879.4	55.6	56.4	54.2	46.2	40.5	626.5
Secured debt total	3,232.3	173.4	185.2	104.8	619.6	44.5	2,104.8
Unsecured Debt
Senior unsecured notes	1,800.0	—	—	—	—	—	1,800.0
Line of credit and other debt	2,133.6	10.0	9.8	1,058.6	1,055.2	—	—
Preferred equity - Sun NG Resorts - mandatorily redeemable	35.2	—	33.4	1.8	—	—	—
Preferred OP units - mandatorily redeemable	34.0	—	26.7	—	—	—	7.3
Total Unsecured Debt	4,002.8	10.0	69.9	1,060.4	1,055.2	—	1,807.3
Total Debt	$7,235.1	$183.4	$255.1	$1,165.2	$1,674.8	$44.5	$3,912.1
9. Equity and Temporary Equity

Temporary Equity

Redeemable Preferred OP Units

Temporary equity includes preferred securities that are redeemable for cash at the holder's option or upon the occurrence of an event that is not solely within our control based on a fixed or determinable price. These securities are not mandatorily redeemable for cash nor do they contain a fixed maturity date. The following table sets forth the various series of redeemable preferred OP units that were outstanding as of December 31, 2022 and 2021 and the related terms, and summarizes the balance included on our Consolidated Balance Sheets (in millions, except for statistical information):

Description	OP Units Outstanding	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption(3)	Redemption Period	December 31, 2022	December 31, 2021
Series D preferred OP units	488,958	0.8000	4.0%	Holder's Option	Any time after earlier of January 31, 2024 or death of holder	$48.1	$49.0
Series F preferred OP units	90,000	0.6250	3.0%	Holder's Option	Any time after earlier of May 14, 2025 or death of holder	8.7	8.8
Series G preferred OP units	240,710	0.6452	3.2%	Holder's Option	Any time after earlier of September 30, 2025 or death of holder	24.4	24.8
Series H preferred OP units	581,367	0.6098	3.0%	Holder's Option	Any time after earlier of October 30, 2025 or death of holder	56.7	57.4
Series I preferred OP units(4)	—	0.6098	3.0%	Holder's Option	Any time after earlier of December 31, 2025 or death of holder	—	93.7
Series J preferred OP units	240,000	0.6061	2.85%	Holder's Option	During the 30-day period following a change of control of the Company or any time after April 21, 2026	23.6	23.9
Total	1,641,035					$161.5	$257.6
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
(4) All of our outstanding series I preferred OP units converted during the year ended December 31, 2022.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Redeemable Equity Interests

The following table summarizes the redeemable equity interests included in Temporary Equity on our Consolidated Balance Sheets (in millions):

Equity Interest	Description	December 31, 2022	December 31, 2021
FPG Sun Moreno Valley 66 LLC	In connection with the investment in land for future development in the city of Moreno Valley, California, at the property known as FPG Sun Moreno Valley 66 LLC	$0.1	$0.1
Solar Energy Project CA II LLC	A joint venture that operates and maintains solar energy equipment in select California communities	4.2	0.5
Solar Energy Project LLC	A joint venture that operates and maintains solar energy equipment in select California communities	1.9	1.6
Solar Energy Project III LLC	A joint venture that operates and maintains solar energy equipment in select Arizona and California communities	0.3	—
FPG Sun Menifee 80 LLC	In connection with the investment in land for future development in the city of Menifee in California, at the property known as FPG Sun Menifee 80 LLC	0.1	0.1
NG Sun Whitewater LLC	In connection with the investment in land at the property known as Whitewater	3.2	4.3
NG Sun LLC	In connection with the investment in Sun NG Resorts, a joint venture that operates a portfolio of RV communities in the U.S.	31.1	24.7
NG Sun Beaver Brook LLC	In connection with the investment in Sun NG Beaver Brook LLC, a joint venture that operates one RV communities in the U.S.	0.5	—
Total		$41.4	$31.3

Equity Interest - NG Sun LLC - In June 2018, in connection with the investment in Sun NG Resorts, unrelated third parties purchased $6.5 million of Series B preferred equity interests and $15.4 million of common equity interests in Sun NG Resorts (herein jointly referred to as "Equity Interest - NG Sun LLC"). In April and September 2020, in connection with certain acquisitions, $3.0 million of Series B preferred equity interests were converted to common equity interests. The Series B preferred equity interests carry a preferred return at a rate that, at any time, is equal to the interest rate on Sun NG Resorts' indebtedness at such time. The current rate of return is 5.0%. The Equity Interest - NG Sun LLC does not have a fixed maturity date and can be redeemed in the fourth quarters of 2024, 2025 or 2026 at the holders' option. Sun NG LLC, our subsidiary, has the right during certain periods each year, with or without cause, or for cause at any time, to elect to buy NG Sun LLC's interest. During a limited period in 2024, NG Sun LLC has the right to put its interest to Sun NG LLC. If either party exercises its option, the property management agreement will be terminated, and we are required to purchase the remaining interests of NG Sun LLC and the property management agreement at fair value. In December 2021, the operating agreement was amended and we paid Sun NG Resorts a contingent consideration earnout in the amount of $38.3 million. The contingent consideration payment was recognized as an additional purchase price payment within Land improvements and buildings in the Consolidated Balance Sheets, and within Acquisition of properties, net of cash acquired in the Consolidated Statement of Cash Flows. The Equity Interest - NG Sun LLC balance was $31.1 million and $24.7 million as of December 31, 2022 and 2021, respectively. Refer to Note 7, "Consolidated Variable Interest Entities," and Note 8, "Debt and Line of Credit," for additional information.

Equity Interest - Solar Energy Project III LLC - In November 2022, as the managing member, we entered into a joint venture with SC CA Investor II, LLC to operate and maintain solar energy equipment in select Arizona and California communities. SC CA Investor II, LLC will make an equity contribution of $2.5 million (referred to as "Equity Interest - Solar Energy Project III LLC"), and we will make an equity contribution of $5.8 million. Per the contractual terms of the arrangement, SC CA Investor II, LLC can elect to have us purchase its interest for an agreed upon exercise price at any time after the last day of the 60th full calendar month following the placed in-service date. Terms of the agreement are dependent on final project costs. The Equity Interest - Solar Energy Project III LLC balance was $0.3 million as of December 31, 2022. Refer to Note 7, "Consolidated Variable Interest Entities," for additional information.

Permanent Equity

Universal Shelf Registration Statement

In April 2021, we filed a new universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was deemed automatically effective and provides for the registration of unspecified amounts of equity and debt securities. We have the authority to issue 200,000,000 shares of capital stock, of which 180,000,000 shares are common stock and 20,000,000 are shares of preferred stock, par value $0.01 per share. As of December 31, 2022, we had 124,044,803 shares of common stock issued and outstanding and no shares of preferred stock were issued and outstanding.

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

In March 2021, we priced a $1.1 billion underwritten public offering of an aggregate of 8,050,000 shares at a public offering price of $140.00 per share, before underwriting discounts and commissions. The offering consisted of 4,000,000 shares offered directly by us and 4,050,000 shares offered under a forward equity sales agreement. We sold the 4,000,000 shares on March 9, 2021 and received net proceeds of $537.6 million after deducting expenses related to the offering. In May and June 2021, we completed the physical settlement of the remaining 4,050,000 shares and received net proceeds of $539.7 million after deducting expenses related to the offering. Proceeds from the offering were used to acquire assets and pay down borrowings under our revolving line of credit.

At the Market Offering Sales Agreement

In December 2021, we entered into an At the Market Offering Sales Agreement with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock (the "Sales Agreement"), through the sales agents, acting as our sales agents or, if applicable, as forward sellers, or directly to the sales agents as principals for their own accounts. The sales agents and forward sellers are entitled to compensation in an agreed amount not to exceed 2.0% of the gross price per share for any shares sold under the Sales Agreement. We simultaneously terminated our prior sales agreement upon entering into the Sales Agreement. Through December 2022, we had entered into forward sales agreements under our Sales Agreement for an aggregate gross sales price of $160.6 million.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Issuances of Common Stock and OP Units in Connection with the Acquisition of Certain Properties

Issuances of Common Stock

In April 2022, we issued 186,044 shares of common stock with a value of $33.9 million in connection with the acquisition of Park Holidays.

Issuances of Common OP Units

Year Ended December 31, 2022 and 2021	Common OP Units Issued		Related Acquisition
May 2022	10,854	(1)	Rudgate
May 2022	5,605		Kittery Point
February 2022	14,683		Jarrett Bay Boatworks
December 2021	17,707		Haas Lake RV Campground
(1)During the three months ended June 30, 2022, we acquired the noncontrolling equity interest held by third parties in Rudgate for a total purchase price of $3.1 million. As consideration, we issued 10,854 common OP units and paid the remainder of the purchase price in cash. The acquisition resulted in the Company owning a 100% controlling interest in Rudgate. Refer to Note 7, "Consolidated Variable Interest Entities," for additional information.

Issuances of Preferred OP Units

Issuance of Series E Preferred OP Units - In January 2020, we issued 90,000 Series E preferred OP units in connection with the acquisition of Sun Outdoors Cape Cod. The Series E preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 5.25% until the second anniversary of the issuance date. Commencing with the second anniversary of the issuance date, the Series E preferred OP units carry a preferred return of 5.5%. Commencing with the first anniversary of the issuance date, subject to certain limitations, each Series E preferred OP unit can be exchanged for our common stock equal to the quotient obtained by dividing $100.00 by $145.00 (as such ratio is subject to adjustments for certain capital events). As of December 31, 2022, 80,000 Series E preferred OP units were outstanding.

Conversions

Conversions to Common Stock - Subject to certain limitations, holders can convert certain series of OP units to shares of our common stock at any time. Below is the activity of conversions during the years ended December 31, 2022 and 2021:

		Year Ended
		December 31, 2022		December 31, 2021
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)	Units / Shares Converted	Common Stock(1)
Aspen preferred OP units	Various(2)	25,000	8,007	—	—
Common OP units	1.0000	150,393	150,393	86,364	86,364
Series A-1 preferred OP units	2.4390	67,476	164,566	19,710	48,067
Series C preferred OP units	1.1100	150	166	140	155
Series E preferred OP units	0.6897	10,000	6,896	—	—
Series H preferred OP units	0.6098	40	24	—	—
Series I preferred OP units	0.6098	922,000	562,195	—	—
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.
(2)Refer to Note 8, "Debt and Line of Credit," for additional detail on Aspen preferred OP unit conversions.

Distributions

Distributions declared for the three months ended December 31, 2022 were as follows:

Common Stock, Common OP units and Restricted Stock Distributions	Record Date	Payment Date	Distribution Per Share	Total Distribution (in Millions)
December 31, 2022	12/30/2022	1/17/2023	$0.88	$111.3

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Share-Based Compensation

As of December 31, 2022, we had two share-based compensation plans: the Sun Communities, Inc. 2015 Equity Incentive Plan (as amended, the "2015 Equity Incentive Plan") and the First Amended and Restated 2004 Non-Employee Director Option Plan (as amended, the "2004 Non-Employee Director Option Plan"). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future. Time based awards for directors generally vest over three years. Time based awards for key employees and executives generally vest over five years. Market condition awards for executives generally vest after three years.

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

First Amendment to the 2015 Equity Incentive Plan

At our 2022 Annual Meeting on May 17, 2022, our shareholders approved the First Amendment to the 2015 Equity Incentive Plan. This amendment increased the number of shares of common stock that may be issued under the 2015 Equity Incentive Plan to 4,750,000. As of December 31, 2022, there were 3,124,561 shares available for future issuance.

UK Sub-Plan

In April 2022, the Board of Directors adopted the UK Sub-Plan under the 2015 Equity Incentive Plan, which is solely applicable to employee participants located in the UK, and establishes certain rules and limitations for participation in the 2015 Equity Incentive Plan by UK employees for the purpose of complying with applicable UK laws.

Non-Employee Director Plans

2021 Non-Employee Directors Deferred Compensation Plan - In November 2021, we adopted the 2021 Non-Employee Directors Deferred Compensation Plan ("2021 Deferred Compensation Plan"). The 2021 Deferred Compensation Plan entitles a non-employee director to annually submit an election to defer all or a portion of his or her eligible share-based and cash compensation, effective starting January 2022.

2004 Non-Employee Director Option Plan - The director option plan was approved by our shareholders at the Annual Meeting of Shareholders held on July 19, 2012. The director option plan amended and restated in its entirety our 2004 Non-Employee Director Stock Option Plan. At the Annual Meeting of the Shareholders held on May 17, 2018, the shareholders approved the First Amendment to the Sun Communities, Inc. First Amended and Restated 2004 Non-Employee Director Option Plan to increase the number of authorized shares under the plan by 200,000 shares.

The types of awards that may be granted under the director option plan are options, restricted stock and OP units. Only non-employee directors are eligible to participate in the director option plan. The maximum number of options, restricted stock and OP units that may be issued under the director option plan is 375,000 shares. As of December 31, 2022, 157,965 shares remained available for future issuance.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the years ended December 31, 2022 and 2021, shares were granted as follows:

Grant Period	Type	Plan	Shares Granted	Grant Date Fair Value Per Share		Vesting Type
2022	Key Employees	2015 Equity Incentive Plan	203,210	$179.23	(1)	Time Based
2022	Executive Officers	2015 Equity Incentive Plan	66,000	$178.20	(1)	Time Based
2022	Executive Officers	2015 Equity Incentive Plan	91,500	$124.88	(2)	Market Condition(3)
2022	Directors	2004 Non-Employee Director Option Plan	11,900	$197.00	(1)	Time Based
2021	Key Employees	2015 Equity Incentive Plan	93,910	$147.98	(1)	Time Based
2021	Executive Officers	2015 Equity Incentive Plan	83,888	$157.79	(1)	Time Based
2021	Executive Officers	2015 Equity Incentive Plan	101,100	$93.41	(2)	Market Condition(3)
2021	Directors	2004 Non-Employee Director Option Plan	11,709	$148.28	(1)	Time Based
(1)Represents the weighted average fair value per share of the closing price of our common stock on the dates the shares were awarded.
(2)Represents the weighted average fair value per share of the Monte Carlo simulation fair value price of our market condition awards on the dates the shares were awarded.
(3)Share-based compensation for restricted stock awards with market conditions is measured based on an estimate of shares expected to vest using a Monte Carlo simulation to determine fair value.

The following table summarizes our restricted stock activity for the years ended December 31, 2022, 2021 and 2020 (in millions, except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value	Fair Value of Shares Vested
Unvested restricted shares at January 1, 2020	813,041	$83.10
Granted	261,731	$144.89
Vested	(258,280)	$73.47	$19.0
Forfeited	(5,678)	$111.04
Unvested restricted shares at December 31, 2020	810,814	$105.92
Granted	290,607	$131.84
Vested	(305,747)	$91.06	$27.8
Forfeited	(7,654)	$113.02
Unvested restricted shares at December 31, 2021	788,020	$121.18
Granted	372,610	$166.27
Vested	(278,359)	$106.98	$29.8
Forfeited	(27,504)	$157.11
Unvested restricted shares at December 31, 2022	854,767	$144.19

Stock based compensation expense for restricted stock reported in General and Administrative Expenses in the accompanying Consolidated Statements of Operations was $37.6 million, $28.0 million and $22.7 million for the years ended December 31, 2022, 2021 and 2020.

The remaining unrecognized share-based compensation cost, net related to our unvested restricted shares, which includes estimated forfeitures, as of December 31, 2022 was approximately $81.6 million and is expected to be recognized over a weighted average period of 1.7 years. Forfeitures are estimated at the grant date and are included monthly within compensation cost. The following table summarizes our expected share-based compensation cost, net related to our unvested restricted shares, in millions:

	2023	2024	2025	Thereafter
Expected share-based compensation costs, net	$31.6	$23.5	$14.9	$11.6

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Segment Reporting

We group our segments into reportable segments that provide similar products and services. Each operating segment has discrete financial information evaluated regularly by our chief operating decision maker in managing the business, making operating decisions, allocating resources and evaluating operating performance. As described in Note 1, "Significant Accounting Policies," our three reportable segments are: (i) MH communities, (ii) RV communities and (iii) Marinas. Hybrid properties are classified to a segment based on the predominant site counts at the properties. We evaluate segment operating performance based on NOI.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A presentation of our segment financial information is summarized as follows (amounts in millions):

	Year Ended
	December 31, 2022				December 31, 2021				December 31, 2020
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Operating revenues	$1,422.8	$689.9	$786.9	$2,899.6	$1,059.7	$606.4	$564.1	$2,230.2	$902.3	$421.1	$47.6	$1,371.0
Operating expenses / Cost of sales	661.1	359.6	498.4	1,519.1	438.7	318.8	351.8	1,109.3	362.6	221.2	30.1	613.9
NOI	$761.7	$330.3	$288.5	$1,380.5	$621.0	$287.6	$212.3	$1,120.9	$539.7	$199.9	$17.5	$757.1
Adjustments to arrive at net income
Interest income				35.2				12.2				10.1
Brokerage commissions and other revenues, net				34.9				30.2				17.2
General and administrative expense				(256.8)				(181.3)				(109.5)
Catastrophic event-related charges, net				(17.5)				(2.2)				(0.9)
Business combination expense, net				(24.7)				(1.4)				(23.0)
Depreciation and amortization				(604.8)				(522.7)				(376.9)
Loss on extinguishment of debt (see Note 8)				(4.4)				(8.1)				(5.2)
Interest expense				(229.8)				(158.6)				(129.1)
Interest on mandatorily redeemable preferred OP units / equity				(4.2)				(4.2)				(4.2)
Gain / (loss) on remeasurement of marketable securities				(53.4)				33.5				6.1
Gain / (loss) on foreign currency exchanges				5.4				(3.7)				7.7
Gain on dispositions of properties				12.2				108.1				5.6
Other expense, net				(2.1)				(12.1)				(5.2)
Gain / (loss) on remeasurement of notes receivable				(0.8)				0.7				(3.3)
Income from nonconsolidated affiliates (see Note 6)				2.9				4.0				1.7
Loss on remeasurement of investment in nonconsolidated affiliates				(2.7)				(0.2)				(1.6)
Current tax expense (see Note 12)				(10.3)				(1.2)				(0.8)
Deferred tax benefit / (expense) (see Note 12)				4.2				(0.1)				1.6
Net Income				263.8				413.8				147.4
Less: Preferred return to preferred OP units / equity interests				11.0				12.1				6.9
Less: Income attributable to noncontrolling interests				10.8				21.5				8.9
Net Income Attributable to SUI Common Shareholders				$242.0				$380.2				$131.6

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022				December 31, 2021
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Identifiable Assets
Investment property, net	$7,181.7	$3,744.3	$3,045.0	$13,971.0	$5,172.2	$3,639.0	$2,614.3	$11,425.5
Cash, cash equivalents and restricted cash	49.4	30.3	10.7	90.4	36.7	19.9	21.6	78.2
Marketable securities	82.4	44.9	—	127.3	121.0	65.9	—	186.9
Inventory of manufactured homes	189.1	13.6	—	202.7	44.3	6.8	—	51.1
Notes and other receivables, net	475.2	96.5	45.6	617.3	374.2	55.5	39.9	469.6
Goodwill	467.4	9.5	541.5	1,018.4	—	—	495.4	495.4
Other intangible assets, net	97.9	32.6	271.5	402.0	27.4	22.7	256.7	306.8
Other assets, net	356.1	63.0	236.0	655.1	198.0	63.6	219.0	480.6
Total Assets	$8,899.2	$4,034.7	$4,150.3	$17,084.2	$5,973.8	$3,873.4	$3,646.9	$13,494.1

12. Income Taxes

We have elected to be taxed as a REIT pursuant to Section 856(c) of the Internal Revenue Code of 1986, as amended ("Code"). In order for us to qualify as a REIT, at least 95.0% of our gross income in any year must be derived from qualifying sources. In addition, a REIT must distribute annually at least 90.0% of its REIT taxable income (calculated without any deduction for dividends paid and excluding capital gain) to its shareholders and meet other tests.

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation, which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the year ended December 31, 2022.

As a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on the ordinary taxable income we distribute to our shareholders as dividends. If we fail to qualify as a REIT in any taxable year, our taxable income could be subject to U.S. federal income tax at regular corporate rates. Even if we qualify as a REIT, we may be subject to certain state and local income taxes, as well as U.S. federal income and excise taxes on our undistributed income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes. We are also subject to local income taxes in Canada, Puerto Rico and the UK due to certain properties located in those jurisdictions. We do not provide for withholding taxes on our undistributed earnings from our Canadian subsidiaries as they are reinvested and will continue to be reinvested indefinitely outside of the U.S. However, we are subject to Australian withholding taxes on distributions from our investment in Ingenia Communities Group. As currently structured, we are not subject to UK withholding taxes on distributions from our UK properties.

For income tax purposes, distributions paid to common shareholders consist of ordinary income, capital gains, and return of capital. For the years ended December 31, 2022, 2021 and 2020, distributions paid per share were taxable as follows (unaudited / rounded):

	Year Ended
	December 31, 2022		December 31, 2021		December 31, 2020
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income(1)	$2.55	73.62%	$2.31	70.47%	$2.14	68.54%
Capital gain	—	—%	—	—%	0.06	1.92%
Return of capital	0.92	26.38%	0.97	29.53%	0.92	29.54%
Total distributions declared	$3.47	100.00%	$3.28	100.00%	$3.12	100.00%
(1)98.9356% of the ordinary taxable dividend qualifies as a Section 199A dividend for 2022 and 1.0644% of the ordinary taxable dividend qualifies as a Qualified Dividend for 2022.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of our provision / (benefit) for income taxes attributable to continuing operations for the years ended December 31, 2022, 2021 and 2020 are as follows (amounts in millions):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Federal
Current	$—	$—	$(0.8)
Deferred	—	—	(0.6)
State and Local
Current	2.3	1.1	1.5
Deferred	—	(0.1)	—
Foreign
Current	8.0	0.1	0.1
Deferred	(4.2)	0.2	(1.0)
Total provision / (benefit)	$6.1	$1.3	$(0.8)

A reconciliation of the provision / (benefit) for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the years ended December 31, 2022, 2021 and 2020 is as follows (amounts in millions):

	Year Ended
	December 31, 2022		December 31, 2021		December 31, 2020
Pre-tax income / (loss) attributable to taxable subsidiaries	$11.4		$(5.2)		$8.4

Federal provision / (benefit) at statutory tax rate	2.4	21.0%	(1.1)	21.0%	(1.8)	21.0%
State and local taxes, net of federal benefit	0.7	6.5%	0.2	(3.8)%	0.7	(8.6)%
Rate differential	(0.4)	(3.5)%	0.1	(2.7)%	(0.2)	2.8%
Change in valuation allowance	2.8	24.5%	3.4	(65.0)%	1.3	(15.8)%
Others	(1.0)	(8.5)%	(2.1)	39.8%	(1.6)	19.5%
Tax provision / (benefit) - taxable subsidiaries	4.5	40.0%	0.5	(10.7)%	(1.6)	18.9%
Other state taxes - flow through subsidiaries	1.6		0.8		0.8
Total provision / (benefit)	$6.1		$1.3		$(0.8)

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The deferred tax assets and liabilities included in the Consolidated Balance Sheets are comprised of the following tax effects of temporary differences and based on the most recent tax rate legislation (amounts in millions):

	As of
	December 31, 2022	December 31, 2021	December 31, 2020
Deferred Tax Assets
NOL carryforwards	$25.9	$26.2	$19.5
Depreciation and basis differences	26.0	23.7	32.9
Restricted interest carryforwards	25.2	—	—
Other	4.9	0.1	(0.6)
Gross deferred tax assets	82.0	50.0	51.8
Valuation allowance	(49.8)	(47.0)	(44.0)
Net deferred tax assets(1)	32.2	3.0	7.8

Deferred Tax Liabilities
Basis differences - US assets	—	(1.2)	(5.7)
Basis differences - foreign investment(2)	(340.8)	(22.5)	(22.7)
Gross deferred tax liabilities(3)	(340.8)	(23.7)	(28.4)

Net Deferred Tax Liability	$(308.6)	$(20.7)	$(20.6)
(1)Net deferred tax assets are included within Other assets, net in our Consolidated Balance Sheets.
(2)Balance as of December 31, 2022 relates to basis differences in our foreign investments in properties in the UK and Canada.
(3)Gross deferred tax liabilities are included within Other liabilities in our Consolidated Balance Sheets.

Our U.S. taxable REIT subsidiaries operating loss carryforwards are $120.8 million, or $25.1 million after tax, including SHS loss carryforwards of $118.2 million, or $24.8 million after tax, as of December 31, 2022. The loss carryforwards will begin to expire in 2023 through 2035 if not offset by future taxable income. In addition, our Canadian subsidiaries have operating loss carryforwards of $3.1 million, or $0.8 million after tax, as of December 31, 2022. The loss carryforwards will begin to expire in 2036 through 2040 if not offset by future taxable income.

We had no unrecognized tax benefits as of December 31, 2022 and 2021. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2022.

We classify certain state taxes as income taxes for financial reporting purposes. We recorded a provision for state income taxes of $2.3 million for the year ended December 31, 2022, $1.1 million for the year ended December 31, 2021, and $1.5 million for the year ended December 31, 2020.

Our policy is to report income tax penalties and income tax related interest expense as a component of income tax expense. No interest or penalty associated with any unrecognized income tax provision or benefit was accrued, nor was any income tax related interest or penalty recognized during the years ended December 31, 2022, 2021 and 2020.

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

Computations of basic and diluted EPS were as follows (in millions, except per share data):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Numerator
Net Income Attributable to SUI Common Shareholders	$242.0	$380.2	$131.6
Less: allocation to restricted stock awards	1.4	2.4	0.8
Basic earnings - Net Income attributable to common shareholders after allocation to restricted stock awards	$240.6	$377.8	$130.8
Add: allocation to common and preferred OP units dilutive effect	4.7	8.6	—
Add: allocation to restricted stock awards	—	—	—
Diluted earnings - Net income attributable to common shareholders after allocation to common and preferred OP units(1)	$245.3	$386.4	$130.8

Denominator
Weighted average common shares outstanding	$120.2	$112.6	$97.5
Add: common shares dilutive effect: Forward Equity Offering	0.2	—	—
Add: dilutive restricted stock	—	—	—
Add: common and preferred OP units dilutive effect	2.5	2.5	—
Diluted weighted average common shares and securities(1)	$122.9	$115.1	$97.5

EPS Available to Common Shareholders After Allocation
Basic EPS	$2.00	$3.36	$1.34
Diluted EPS(1)	$2.00	$3.36	$1.34
(1) For the years ended December 31, 2022, 2021 and 2020, diluted earnings per share was calculated using the two-class method for restricted stock awards as the application of this method resulted in a more diluted earnings per share during those periods.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We have excluded certain convertible securities from the computation of diluted EPS because the inclusion of those securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computation of diluted EPS as of December 31, 2022, 2021 and 2020 (amounts in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Common OP units	—	—	2,607
A-1 preferred OP units	208	275	295
A-3 preferred OP units	40	40	40
Aspen preferred OP units	1,259	1,284	1,284
Series C preferred OP units	306	306	306
Series D preferred OP units	489	489	489
Series E preferred OP units	80	90	90
Series F preferred OP units	90	90	90
Series G preferred OP units	241	241	241
Series H preferred OP units	581	581	581
Series I preferred OP units	—	922	922
Series J preferred OP units	240	240	—
Total Securities	3,534	4,558	6,945

14. Derivative Financial Instruments

We hold treasury rate lock contracts, interest rate swaps, and forward swaps for interest rate risk management purposes. We do not enter into derivative instruments for speculative purposes.

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

During the year ended December 31, 2022, we entered into two treasury rate lock contracts and one forward swap contract with an aggregate notional value of $250.0 million to hedge interest rate risk associated with the future issuance of long-term debt. We also entered into two interest rate swap agreements to hedge variable rate borrowings of £400.0 million (equivalent to $483.6 million as of December 31, 2022) under the term loan on our Senior Credit Facility. The interest rate swaps locked in a total fixed rate, inclusive of spread, of 3.66% through the term loan maturity date of April 7, 2025.

Refer to Note 20, "Subsequent Events," for information regarding additional derivatives transactions subsequent to year end.

The following table presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts (in millions):

	December 31, 2022			December 31, 2021
Derivatives designated as cash flow hedges	Notional	Fair Value of Assets(1)	Fair Value of Liabilities	Notional	Fair Value of Assets(1)	Fair Value of Liabilities
Interest rate derivatives	$733.6	$32.0	$—	$150.0	$0.4	$—
(1)Included within Other Assets, net on the Consolidated Balance Sheets.

Refer to Note 15, "Fair Value of Financial Instruments," for additional information related to the fair value methodology used for derivative financial instruments.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the gains on derivatives in cash flow hedging relationships recognized in Other Comprehensive Income (in millions):

	Year Ended
Derivatives designated as cash flow hedges	December 31, 2022	December 31, 2021	December 31, 2020
Interest rate derivatives	$64.3	$0.4	$—

The following table presents the amount of gains on derivative instruments reclassified from Accumulated Other Comprehensive Income into earnings (in millions):

		Year Ended
Derivatives designated as cash flow hedges	Financial Statement Classification	December 31, 2022	December 31, 2021	December 31, 2020
Interest rate derivatives	Interest expense	$1.3	$—	$—

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

Assets by Hierarchy Level

The table below sets forth our financial assets and liabilities (in millions) that required disclosure of fair value on a recurring basis as of December 31, 2022. The table presents the carrying values and fair values of our financial instruments as of December 31, 2022 and 2021, that were measured using the valuation techniques described in Note 1, "Significant Accounting Policies,". The table excludes other financial instruments such as other receivables and accounts payable as the carrying values associated with these instruments approximate their fair value since their maturities are less than one year. These are classified as Level 1 in the hierarchy.

	December 31, 2022
Financial Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash, cash equivalents and restricted cash	$90.4	$90.4	$—	$—	$90.4
Marketable securities	127.3	127.3	—	—	127.3
Installment notes receivable on manufactured homes, net	65.9	—	—	65.9	65.9
Notes receivable from real estate developers and operators	305.2	—	—	305.2	305.2
Derivative assets	32.0	—	32.0	—	32.0
Total assets measured at fair value	$620.8	$217.7	$32.0	$371.1	$620.8

Financial Liabilities
Secured debt	$3,217.8	$—	$3,217.8	$—	$2,814.1
Unsecured debt
Senior unsecured notes	1,779.6	—	1,779.6	—	1,432.7
Line of credit and other unsecured debt	2,199.8	—	2,199.8	—	2,199.8
Total unsecured debt	3,979.4	—	3,979.4	—	3,632.5
Other financial liabilities (contingent consideration)	20.2	—	—	20.2	20.2
Total liabilities measured at fair value	$7,217.4	$—	$7,197.2	$20.2	$6,466.8

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021
Financial Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash, cash equivalents and restricted cash	$78.2	$78.2	$—	$—	$78.2
Marketable securities	186.9	186.9	—	—	186.9
Installment notes receivable on manufactured homes, net	79.1	—	—	79.1	79.1
Notes receivable from real estate developers and operators	284.0	—	—	284.0	284.0
Derivative assets	0.4	—	0.4	—	0.4
Total assets measured at fair value	$628.6	$265.1	$0.4	$363.1	$628.6

Financial Liabilities
Secured debt	$3,380.7	$—	$3,380.7	$—	$3,405.9
Unsecured debt
Senior unsecured notes	1,186.4	—	1,186.4	—	1,201.8
Line of credit and other unsecured debt	1,104.7	—	1,104.7	—	1,104.7
Total unsecured debt	2,291.1	—	2,291.1	—	2,306.5
Other financial liabilities (contingent consideration)(1)	20.2	—	—	20.2	20.2
Total liabilities measured at fair value	$5,692.0	$—	$5,671.8	$20.2	$5,732.6
(1) Balance updated during the three months ended March 31, 2022 to include contingent consideration related to a marina acquisition. This contingent consideration was included within Other liabilities on the Consolidated Balance Sheets at December 31, 2021.

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

The change in the marketable securities balance is as follows (in millions):

	Year Ended
	December 31, 2022	December 31, 2021
Beginning Balance	$186.9	$124.7
Additional purchases	—	35.5
Change in fair value measurement	(53.4)	33.4
Foreign currency translation adjustment	(7.7)	(9.2)
Dividend reinvestment, net of tax	1.5	2.5
Ending Balance	$127.3	$186.9

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

Derivatives Assets - Interest Rate Derivatives

Interest rate derivatives are recorded at fair value and consist of treasury rate lock contracts, interest rate swaps and forward swaps. The fair value of these financial instruments are measured using observable inputs based on the 10 year Treasury note rate and the weighted average Daily SONIA Rate, respectively (Level 2).

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

Line of credit and other unsecured debt - consists primarily of our Senior Credit Facility. We have variable rates on our Senior Credit Facility. The fair value of the debt with variable rates approximates carrying value as the interest rates of these amounts approximate market rates. The estimated fair value of our indebtedness as of December 31, 2022 approximated its gross carrying value.

Other Financial Liabilities

We estimate the fair value of contingent consideration liabilities based on valuation models using significant unobservable inputs that generally consider discounting of future cash flows using market interest rates and adjusting for non-performance risk over the remaining term of the liability (Level 3).

Level 3 Reconciliation, Measurements and Transfers

We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. Availability of secondary market activity and consistency of pricing from third-party sources impacts our ability to classify securities as Level 2 or Level 3. There were no transfers into or out of Level 3 during the year ended December 31, 2022. During the year ended December 31, 2021, our assessment resulted in a net transfer into Level 3 of $138.5 million related to installment notes receivable on manufactured homes and notes from real estate developers.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize changes to our financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the year ended December 31, 2022 and 2021 (in millions):

	Year Ended
	December 31, 2022			December 31, 2021
Assets:	Installment Notes Receivable on MH, net	Notes Receivable From Real Estate Developers and Operators	Warrants	Installment Notes Receivable on MH, net	Notes Receivable From Real Estate Developers and Operators
Level 3 beginning balance at December 31, 2022 and 2021	$79.1	$284.0	$—	$—	$—
Transfer to level 3	—	—		85.9	52.6
Realized gains / (losses)(1)	(0.8)	—	(3.4)	0.7	—
Purchases and issuances	1.0	79.3	3.4	8.6	239.7
Sales and settlements	(13.4)	(34.9)	—	(14.6)	(13.0)
Dispositions of properties	—	—	—	(1.9)	—
Foreign currency exchange losses	—	(23.3)	—	—	—
Other adjustments	—	0.1	—	0.4	4.7
Level 3 ending balance at December 31, 2022 and 2021	$65.9	$305.2	$—	$79.1	$284.0

	Year Ended
	December 31, 2022	December 31, 2021
Liabilities:	Other Liabilities (Contingent Consideration)	Other Liabilities (Contingent Consideration)
Level 3 beginning balance at December 31, 2022 and 2021	$20.2	$15.8
Realized losses(1)	—	9.3
Purchases and issuances	—	26.5
Sales and settlements	—	(33.7)
Other adjustments	—	2.3
Level 3 ending balance at December 31, 2022 and 2021	$20.2	$20.2
(1) Includes realized gains / losses recorded in earnings within the following line items on the Consolidated Income Statements: Warrants - Income from nonconsolidated affiliates; Installment Notes Receivable on MH, net - Gain / (loss) on remeasurement of notes receivable; Contingent Consideration - Other expense, net.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available as of December 31, 2022. As such, our estimates of fair value could differ significantly from the actual carrying value.

16. Commitments and Contingencies

Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

Catastrophic Event-Related Charges

In September 2022, Hurricane Ian made landfall on Florida's western coast. The storm primarily affected three RV properties in the Fort Myers area, comprising approximately 2,500 sites. These properties sustained significant flooding and wind damage from the hurricane. At other affected MH and RV properties, most of the damage was limited to trees, roofs, fences, skirting and carports. At affected marina properties, seawalls, docks, buildings, and landscaping sustained wind and water damage.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2022, we recognized charges totaling $72.2 million comprised of $43.6 million for debris and tree removal, common area repairs and minor flooding damage, as well as $28.6 million for impaired assets, comprised of $22.5 million primarily in the RV segment and $6.1 million in the Marina segment. These charges were partially offset by estimated insurance recoveries of $54.9 million, resulting in net charges of $17.3 million related to Hurricane Ian, recognized as Catastrophic event-related charges, net in our Consolidated Statements of Operations for the year ended December 31, 2022.

We maintain property, casualty, flood and business interruption insurance for our community portfolio, subject to customary deductibles and limits. As of December 31, 2022, we had not received any insurance recoveries. Refer to Note 20, "Subsequent Events," for information regarding insurance recoveries received subsequent to year end.

The foregoing estimates are based on current information available, and we continue to assess these estimates. Actual charges and insurance recoveries could vary significantly from these estimates. Any changes to these estimates will be recognized in the period(s) in which they are determined.

17. Leases

Lessee Accounting

We lease land under non-cancelable operating leases at certain MH, RV and marina properties expiring at various dates through 2085. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of revenues at those properties. We also have other operating leases, primarily office space and equipment expiring at various dates through 2027.

Future minimum lease payments under non-cancellable leases as of December 31, 2022 where we are the lessee include:

Maturity of Lease Liabilities (in millions)	Operating Leases	Finance Leases	Total
2023	$13.6	$1.0	$14.6
2024	13.6	4.6	18.2
2025	13.2	0.5	13.7
2026	11.6	0.5	12.1
2027	9.6	0.5	10.1
Thereafter	237.6	21.8	259.4
Total Lease Payments	$299.2	$28.9	$328.1
Less: Imputed interest	(138.9)	(13.9)	(152.8)
Present Value of Lease Liabilities	$160.3	$15.0	$175.3

Right-of-use ("ROU") assets and lease liabilities for finance and operating leases as included in our Consolidated Balance Sheets are as follows (in millions):

	Financial Statement Classification	As of
Description		December 31, 2022	December 31, 2021
Lease Assets
Finance lease, ROU asset, net of accumulated amortization	Investment property, net	$32.2	$4.3
Operating lease, ROU asset, net	Other assets, net	$189.4	$138.2
Below market operating leases, net	Other assets, net	$90.9	$93.1
Lease Liabilities
Finance lease liabilities	Other liabilities	$15.0	$4.2
Operating lease liabilities	Other liabilities	$160.3	$129.2

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease expense for finance and operating leases, and variable and short term lease costs as included in our Consolidated Statements of Operations are as follows (in millions):

		Year Ended
Description	Financial Statement Classification	December 31, 2022	December 31, 2021	December 31, 2020
Finance Lease Expense
Amortization of ROU assets	Depreciation and amortization	$2.7	$—	$—
Interest on lease liabilities	Interest expense	0.5	0.2	0.1
Operating lease cost	General and administrative expense, Property operating and maintenance, Depreciation and amortization	8.5	11.4	4.3
Operating lease impairment(1)	Other expense, net	4.0	—	—
Variable lease cost	Property operating and maintenance	2.9	6.6	2.3
Short term lease cost	Property operating and maintenance	0.1	0.2	—
Total Lease Expense		$18.7	$18.4	$6.7
(1)Refer to Note 1, "Significant Accounting Policies," for additional detail.

Lease term, discount rates and additional information for finance and operating leases are as follows:

As of
Lease Term and Discount Rate	December 31, 2022
Weighted-average Remaining Lease Terms (years)
Finance lease	37.87
Operating lease	33.97
Weighted-average Discount Rate
Finance lease	3.38%
Operating lease	3.80%

	Year Ended
Other Information (in millions)	December 31, 2022	December 31, 2021	December 31, 2020
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flow from operating leases	$12.1	$6.6	$2.7
Financing cash flow from finance leases	6.2	0.3	0.1
Total Cash Paid On Lease Liabilities	$18.3	$6.9	$2.8

During the quarter ended December 31, 2022, we vacated certain of our leased spaces to better align with our needs and workplace strategies. As a result, we impaired the corresponding operating lease right of use assets, resulting in a charge of $4.0 million recorded within Other expense, net within the Consolidated Statement of Operations.

Lessor Accounting

We are not the lessor for any finance leases at our MH, RV or marina properties as of December 31, 2022.

Nearly all of our operating leases at our MH and RV properties where we are the lessor are either month to month or for a time period not to exceed one year. As of December 31, 2022, future minimum lease payments would not exceed 12 months.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments under non-cancellable leases at our RV communities and marinas at the year ended December 31, 2022 where we are the lessor include:

Maturity of Lease Payments (in millions)	Operating Leases
2023	$26.7
2024	17.0
2025	8.9
2026	5.1
2027	4.4
Thereafter	40.7
Total Undiscounted Cash Flows	$102.8

The components of lease income for our operating leases, as included in our Consolidated Statements of Operations are as follows (in millions):

		Year Ended
Description	Financial Statement Classification	December 31, 2022	December 31, 2021	December 31, 2020
Operating Leases
Fixed lease income	Income from real property; Brokerage commissions and other revenue, net	$28.9	$23.0	$3.3
Variable lease income(1)	Income from real property; Brokerage commissions and other revenue, net	$2.9	$5.7	$2.0
(1)Consists of rent primarily based on a percentage of acquisition costs and net operating income.

During the year ended December 31, 2021, we terminated our operating ground lease agreements at two properties and settled a contingent consideration earn-out provision in the amount of $17.2 million. As these properties were deemed asset acquisitions, the contingent consideration payment was recognized as an additional purchase price within Land improvements and buildings in the Consolidated Balance Sheets, and within Acquisition of properties, net of cash acquired, in the Consolidated Statement of Cash Flows.
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

Failed Sale Leaseback

In connection with our acquisition of Park Holidays, we assumed ground lease arrangements for 34 UK properties that we concluded to be failed sale-leaseback transactions under ASC Topic 842, "Leases." The arrangements have maturities ranging from 2117 through 2197 with an option to repurchase for £1.00 at the end of the term. The obligation related to the underlying ground leases has been recorded as a financial liability of $339.7 million as of December 31, 2022. The financial liability is recorded within Other Liabilities on the Consolidated Balance Sheets. The following table presents the future minimum rental payments for this financial liability as of December 31, 2022:

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturity of Financial Liability (in millions)	December 31, 2022
2023	$8.0
2024	11.2
2025	11.2
2026	11.3
2027	11.4
Thereafter	1,685.7
Total Payments	$1,738.8
Less: Imputed interest	(1,399.1)
Present Value of Financial Liability	$339.7

18. Related Party Transactions

Lease of Executive Offices - Gary A. Shiffman, together with certain of his family members, indirectly owns an equity interest of approximately 28.1% in American Center LLC, the entity from which we lease office space for our principal executive offices. Each of Brian M. Hermelin, Ronald A. Klein and Arthur A. Weiss indirectly owns less than one percent interest in American Center LLC. Mr. Shiffman is our Chief Executive Officer and Chairman of the Board. Each of Mr. Hermelin, Mr. Klein and Mr. Weiss is a director of the Company. Under this agreement, we lease approximately 60,261 rentable square feet of permanent space. The lease agreement includes annual graduated rent increases through the initial end date of October 31, 2026. As of December 31, 2022, the average gross base rent was $20.45 per square foot. Each of Mr. Shiffman, Mr. Hermelin, Mr. Klein and Mr. Weiss may have a conflict of interest with respect to his obligations as our officer and / or director and his ownership interest in American Center LLC.

Use of Airplane - Gary A. Shiffman is the beneficial owner of an airplane that we use from time to time for business purposes. During the years ended December 31, 2022, 2021 and 2020, we paid $0.7 million, $0.7 million and $0.3 million for the use of the airplane, respectively. Mr. Shiffman may have a conflict of interest with respect to his obligations as our officer and director and his ownership interest in the airplane.

Telephone Services - Brian M. Hermelin is a principal and a beneficial owner of an entity that installs and maintains emergency telephone systems at our properties. During the years ended December 31, 2022, 2021 and 2020, we paid $0.2 million for these services, respectively. Mr. Hermelin may have a conflict of interest with respect to his obligations as our director and his position with and ownership interest in the provider of these services.

Legal Counsel - Arthur A. Weiss is a partner at Taft Stettinius & Hollister LLP (formerly Jaffe, Raitt, Heuer, & Weiss, Professional Corporation) which acts as our general counsel and represents us in various matters. We incurred legal fees and expenses owed to this law firm of approximately $9.7 million, $10.3 million and $13.3 million in the years ended December 31, 2022, 2021, and 2020, respectively.

Tax Consequences Upon Sale of Properties - Gary A. Shiffman holds limited partnership interests in the Operating Partnership which were received in connection with the contribution of properties from partnerships previously affiliated with him. Prior to any redemption of these limited partnership interests for our common stock, Mr. Shiffman will have tax consequences different from those on us and our public shareholders upon the sale of any of these partnerships. Therefore, we and Mr. Shiffman may have different objectives regarding the appropriate pricing and timing of any sale of those properties.

Transactions with Immediate Family Members - Adam Shiffman, the son of Gary A. Shiffman, the Company's Chairman, President and Chief Executive Officer, was appointed as the Company's Regional Vice President of Operations and Sales in September 2021. Adam Shiffman's aggregate annual compensation was approximately $135,000 for the fiscal year ended December 31, 2022.

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional guidance for accounting for contracts, hedging relationships and other transactions affected by the reference rate reform, if certain criteria are met. The provisions of this standard are available for election through December 31, 2022. In December 2022, FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848," which defers the sunset date of Topic 848 from December. 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. As of December 31, 2022, all of our debt and derivative instruments have been converted from LIBOR to alternative reference rates. The transition did not have a material impact on our Consolidated Financial Statements as the majority of our debt has fixed interest rates.

20. Subsequent Events

Acquisitions

Subsequent to the year ended December 31, 2022, we acquired four land parcels located in the U.S. and UK for an aggregate purchase price of $35.8 million.

Dispositions

In February 2023, we sold two non-operating properties in the UK for total consideration of $112.0 million, in the form of notes receivable, with a weighted average interest rate of 11.9% per annum, due May 31, 2023. The dispositions resulted in gains on sale totaling approximately $1.5 million.

Assets Held for Sale

In February 2023, we reached an agreement to sell an operating MH community in the UK with 730 developed sites for approximately $241.0 million in the form of a note receivable. As a result, subsequent to year end, the community has been classified as held for sale with an expected closing in March 2023, at which point financial statement impacts will be determined.

Catastrophic Event

As of February 21, 2023, we received $3.5 million of insurance recoveries in connection with property damage at our Fort Myers, Florida area communities resulting from Hurricane Ian in September 2022. Refer to Note 16, "Commitments and Contingencies," for additional information regarding impacts to our consolidated financial statements from Hurricane Ian.

Secured Debt

In January 2023, we entered into mortgage term loans of $85.0 million related to five existing encumbered properties which mature February 13, 2026 and have a fixed interest rate of 5.0%. We used the net proceeds from the offering to repay borrowings outstanding under our Senior Credit Facility.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Senior Unsecured Notes

In January 2023, the Operating Partnership issued $400.0 million of senior unsecured notes with an interest rate of 5.7% and a 10-year term, due January 15, 2033 (the "2033 Notes"). Interest on the notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2023. The net proceeds from the offering were $395.3 million, after deducting underwriters' discounts and estimated offering expenses. We used the net proceeds from the offering to repay borrowings outstanding under our Senior Credit Facility.

Derivatives Transactions

In January 2023, in connection with the 2033 Notes issuance, we settled two 10-year treasury rate lock contracts and one forward swap totaling $250.0 million and received a net settlement payment of $7.4 million. This lowered the effective interest rate on the 2033 Notes from 5.7% to 5.5%. As of the settlement date, the net accumulated gain included in AOCI is being reclassified into earnings as a reduction to interest expense on a straight-line basis over the 10-year term of the hedged transaction.

We have evaluated our Consolidated Financial Statements for subsequent events through the date that this Form 10-K was issued.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2022
(amounts in millions)
The following tables set forth real estate and accumulated depreciation relating to our MH and RV properties.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2022
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
47 North(5)	Cle Elum, WA	$—	$19.7	$—	$6.8		$7.9	$26.5	$7.9	$34.4	$—	2021	(C)
49'er Village RV Resort	Plymouth, CA	—	2.2	10.7	—		3.0	2.2	13.7	15.9	(2.9)	2017	(A)
Academy / West Point	Canton, MI	33.2	1.5	14.3	—		10.5	1.5	24.8	26.3	(14.9)	2000	(A)
Allendale Meadows	Allendale, MI	22.8	0.4	3.7	—		7.5	0.4	11.2	11.6	(7.9)	1996	(A)
Alpine Meadows	Grand Rapids, MI	—	0.7	6.7	—		9.3	0.7	16.0	16.7	(10.5)	1996	(A&C)
Alta Laguna	Rancho Cucamonga, CA	38.3	23.7	21.1	—		1.8	23.7	22.9	46.6	(5.2)	2016	(A)
Andover	Grass Lake, MI	—	2.1	11.2	—		0.8	2.1	12.0	14.1	(0.6)	2021	(A)
Apple Carr Village	Muskegon, MI	—	0.8	6.2	0.3		28.6	1.1	34.8	35.9	(8.7)	2011	(A&C)
Apple Creek	Amelia, OH	7.1	0.5	5.5	—		3.6	0.5	9.1	9.6	(5.4)	1999	(A)
Arbor Terrace RV Park	Bradenton, FL	16.0	0.4	4.4	—		7.2	0.4	11.6	12.0	(6.4)	1996	(A)
Arbor Woods	Ypsilanti, MI	—	3.3	12.4	—		11.4	3.3	23.8	27.1	(6.7)	2017	(A)
Ariana Village	Lakeland, FL	4.9	0.2	2.2	—		2.3	0.2	4.5	4.7	(2.7)	1994	(A)
Augusta Village	Augusta, ME	—	0.8	3.1	—		0.7	0.8	3.8	4.6	(0.3)	2020	(A)
Austin Lone Star RV Resort	Austin, TX	—	0.6	7.9	—		2.4	0.6	10.3	10.9	(2.4)	2016	(A)
Autumn Ridge	Ankeny, IA	23.0	0.8	8.1	—		7.8	0.8	15.9	16.7	(9.7)	1996	(A)
Bahia Vista Estates	Sarasota, FL	—	6.8	17.7	—		3.3	6.8	21.0	27.8	(4.5)	2016	(A)
Baker Acres RV Resort	Zephyrhills, FL	6.7	2.1	11.9	—		3.6	2.1	15.5	17.6	(3.4)	2016	(A)
Beechwood	Killingworth, CT	—	7.9	18.4	—		1.6	7.9	20.0	27.9	(2.4)	2019	(A)
Bear Lake Development Land(5)	Garden City, UT	—	6.1	—	—		2.3	6.1	2.3	8.4	—	2022	(C)
Bel Air Estates	Menifee, CA	—	4.3	14.4	—		—	4.3	14.4	18.7	(0.3)	2022	(A)
Bell Crossing	Clarksville, TN	8.8	0.7	1.9	—		6.9	0.7	8.8	9.5	(5.9)	1999	(A&C)
Big Tree RV Resort	Arcadia, FL	—	1.2	13.5	—		3.2	1.2	16.7	17.9	(3.9)	2016	(A)
Birch Hill Estates	Bangor, ME	—	2.0	29.5	—		1.0	2.0	30.5	32.5	(2.6)	2020	(A)
Blue Heron Pines	Punta Gorda, FL	16.9	0.4	35.3	—		6.3	0.4	41.6	42.0	(10.1)	2015	(A&C)
Blue Jay MH & RV Resort	Dade City, FL	—	2.0	9.7	—		2.4	2.0	12.1	14.1	(2.6)	2016	(A)
Blue Star(7)	Apache Junction, AZ	2.4	5.1	12.7	(4.1)	(7)	(9.4)	1.0	3.3	4.3	(0.8)	2014	(A)
Blueberry Hill	Bushnell, FL	13.0	3.8	3.2	—		4.3	3.8	7.5	11.3	(3.0)	2012	(A)
Bluebonnet Lake(5)	Austin, TX	—	8.5	—	—		2.7	8.5	2.7	11.2	—	2021	(C)
Boulder Ridge	Pflugerville, TX	25.1	1.0	0.5	3.3		58.9	4.3	59.4	63.7	(20.1)	1998	(C)
Branch Creek	Austin, TX	21.9	0.8	3.7	—		8.1	0.8	11.8	12.6	(7.5)	1995	(A&C)
Brentwood Estates	Hudson, FL	5.5	1.1	9.4	0.1		2.2	1.2	11.6	12.8	(3.1)	2015	(A)
Brentwood Village	Kentwood, MI	9.6	0.4	3.6	—		2.0	0.4	5.6	6.0	(3.7)	1996	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2022
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2022
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Brentwood West	Mesa, AZ	27.2	13.6	24.2	—		1.4	13.6	25.6	39.2	(7.5)	2014	(A)
Broadview Estates	Davison, MI	—	0.7	6.1	—		24.4	0.7	30.5	31.2	(15.4)	1996	(A&C)
Brook Ridge	Hooksett, NH	—	1.0	6.0	—		0.3	1.0	6.3	7.3	(0.8)	2019	(A)
Brookside Manor	Goshen, IN	—	0.3	1.1	0.3		20.0	0.6	21.1	21.7	(11.8)	1985	(A&C)
Brookside Village	Kentwood, MI	6.2	0.2	5.6	—		0.6	0.2	6.2	6.4	(2.3)	2011	(A)
Buena Vista	Buckeye, AZ	—	9.2	14.4	—		2.6	9.2	17.0	26.2	(2.3)	2019	(A)
Buttonwood Bay MH & RV Resort	Sebring, FL	29.0	1.9	18.3	0.1		8.5	2.0	26.8	28.8	(17.4)	2001	(A)
Byron Center	Byron Center, MI	—	0.3	2.4	—		1.9	0.3	4.3	4.6	(2.8)	1996	(A)
Caliente Sands	Cathedral City, CA	—	1.9	6.7	(0.1)		0.7	1.8	7.4	9.2	(1.4)	2017	(A)
Camelot Villa	Macomb, MI	—	0.9	21.2	—		13.4	0.9	34.6	35.5	(11.6)	2013	(A)
Camp Fimfo	New Braunfels, TX	—	5.2	—	1.8		71.2	7.0	71.2	78.2	(4.2)	2019	(C)
Candlelight Manor	South Daytona, FL	—	3.1	3.9	—		2.7	3.1	6.6	9.7	(1.5)	2016	(A)
Cape May Crossing	Cape May, NJ	—	0.3	1.7	—		0.5	0.3	2.2	2.5	(0.5)	2016	(A)
Carolina Pines RV Resort	Conway, SC	—	5.9	—	0.7		104.7	6.6	104.7	111.3	(13.6)	2017	(A&C)
Carriage Cove	Sanford, FL	15.7	6.1	21.2	—		2.0	6.1	23.2	29.3	(6.6)	2014	(A)
Carrington Pointe	Fort Wayne, IN	19.8	1.1	3.6	—		24.3	1.1	27.9	29.0	(11.2)	1997	(A&C)
Cave Creek	Evans, CO	23.1	2.2	15.3	—		9.5	2.2	24.8	27.0	(12.3)	2004	(C)
Cedar Haven	Holden, ME	—	2.5	10.5	—		1.2	2.5	11.7	14.2	(1.0)	2020	(A)
Cedar Springs	Southington, CT	—	2.9	10.3	—		0.5	2.9	10.8	13.7	(1.3)	2019	(A)
Central Park MH & RV Resort	Haines City, FL	—	2.6	10.4	—		4.8	2.6	15.2	17.8	(3.4)	2016	(A)
Charlevoix Estates	Charlevoix, MI	—	0.4	12.0	—		0.5	0.4	12.5	12.9	(0.6)	2021	(A)
Cherrywood	Clinton, NY	—	0.7	9.6	(0.2)	(3)	2.7	0.5	12.3	12.8	(1.3)	2019	(A)
Chisholm Point	Pflugerville, TX	21.9	0.6	5.3	—		6.7	0.6	12.0	12.6	(7.7)	1995	(A&C)
Cider Mill Crossings	Fenton, MI	—	0.5	1.6	—		44.3	0.5	45.9	46.4	(14.7)	2011	(A&C)
Cider Mill Village	Middleville, MI	—	0.3	3.6	—		1.5	0.3	5.1	5.4	(1.8)	2011	(A)
Cisco Grove Campground & RV	Emigrant Gap, CA	—	1.7	4.8	—		4.8	1.7	9.6	11.3	(0.3)	2021	(A)
Citrus Hill RV Resort	Dade City, FL	—	1.2	2.4	—		2.4	1.2	4.8	6.0	(0.9)	2016	(A)
Clear Water	South Bend, IN	12.2	0.1	1.3	—		5.8	0.1	7.1	7.2	(4.3)	1986	(A)
Club Naples	Naples, FL	—	5.8	5.0	—		3.6	5.8	8.6	14.4	(3.8)	2011	(A)
Club Wildwood	Hudson, FL	21.2	14.2	21.3	—		3.0	14.2	24.3	38.5	(5.2)	2016	(A)
Coastal Estates	Hampstead, NC	—	3.3	6.5	—		8.0	3.3	14.5	17.8	(1.0)	2019	(A)
Cobus Green	Osceola, IN	—	0.8	7.0	—		8.3	0.8	15.3	16.1	(10.6)	1993	(A)
Colony in the Wood	Port Orange, FL	—	5.7	26.8	—		3.6	5.7	30.4	36.1	(4.5)	2017	(A&C)
Comal Farms	New Braunfels, TX	—	1.4	1.7	0.1		8.9	1.5	10.6	12.1	(5.9)	2000	(A&C)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2022
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2022
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Country Acres	Cadillac, MI	—	0.4	3.5	—	2.9	0.4	6.4	6.8	(4.3)	1996	(A)
Country Hills Village	Hudsonville, MI	—	0.3	3.9	(0.1)	0.6	0.2	4.5	4.7	(1.6)	2011	(A)
Country Lakes	Little River, SC	—	1.7	5.5	—	0.4	1.7	5.9	7.6	(0.7)	2019	(A)
Country Meadows	Flat Rock, MI	42.5	0.9	7.6	0.3	21.0	1.2	28.6	29.8	(19.0)	1994	(A&C)
Country Meadows Village	Caledonia, MI	—	0.5	5.6	0.1	5.4	0.6	11.0	11.6	(3.5)	2011	(A&C)
Country Village Estates	Oregon City, OR	—	22.0	42.6	—	1.1	22.0	43.7	65.7	(5.4)	2019	(A)
Countryside Estates	Mckean, PA	6.2	0.3	11.6	(0.1)	4.3	0.2	15.9	16.1	(4.2)	2014	(A)
Countryside Village of Atlanta	Lawrenceville, GA	—	1.3	11.0	—	9.8	1.3	20.8	22.1	(9.3)	2004	(A&C)
Countryside Village of Gwinnett	Buford, GA	26.0	1.1	9.5	—	2.5	1.1	12.0	13.1	(6.3)	2004	(A)
Countryside Village of Lake Lanier	Buford, GA	25.4	1.9	16.4	—	5.5	1.9	21.9	23.8	(12.5)	2004	(A)
Coyote Ranch Resort	Wichita Falls, TX	—	—	12.6	0.5	1.9	0.5	14.5	15.0	(0.7)	2021	(A)
Creek Wood	Burton, MI	17.5	0.8	2.0	0.4	14.6	1.2	16.6	17.8	(11.3)	1997	(C)
Creeks Crossing	Kyle, TX	—	3.5	—	—	21.0	3.5	21.0	24.5	(0.8)	2019	(C)
Crestwood	Concord, NH	—	1.8	22.4	—	0.8	1.8	23.2	25.0	(2.8)	2019	(A)
Crossroads	Aiken, SC	—	0.8	3.7	—	9.7	0.8	13.4	14.2	(2.7)	2019	(A&C)
Cutler Estates	Grand Rapids, MI	13.2	0.7	6.9	—	4.1	0.7	11.0	11.7	(7.2)	1996	(A)
Cypress Greens	Lake Alfred, FL	7.0	1.0	17.5	—	2.8	1.0	20.3	21.3	(5.0)	2015	(A)
Deep Run	Cream Ridge, NJ	—	2.0	13.1	—	0.6	2.0	13.7	15.7	(1.7)	2019	(A)
Deerwood	Orlando, FL	36.1	6.9	37.6	—	4.3	6.9	41.9	48.8	(10.9)	2015	(A)
Desert Harbor	Apache Junction, AZ	10.5	3.9	14.9	—	0.6	3.9	15.5	19.4	(4.5)	2014	(A)
Dutton Mill Village	Caledonia, MI	—	0.3	9.0	0.1	1.6	0.4	10.6	11.0	(4.0)	2011	(A)
Eagle Crest	Firestone, CO	30.3	2.0	0.2	—	31.0	2.0	31.2	33.2	(19.7)	1998	(C)
East Fork Crossing	Batavia, OH	—	1.3	6.3	—	17.2	1.3	23.5	24.8	(14.4)	2000	(A&C)
East Village Estates	Washington Twp., MI	—	1.4	25.4	—	6.3	1.4	31.7	33.1	(11.1)	2012	(A)
Egelcraft	Muskegon, MI	18.1	0.7	22.6	—	3.6	0.7	26.2	26.9	(7.7)	2014	(A)
El Capitan Canyon	Goleta, CA	—	42.1	6.8	—	5.2	42.1	12.0	54.1	(1.3)	2020	(A)
Ellenton Gardens RV Resort	Ellenton, FL	4.4	2.1	7.8	(0.1)	3.4	2.0	11.2	13.2	(2.7)	2016	(A)
Fairfield Village	Ocala, FL	—	1.2	18.7	—	1.3	1.2	20.0	21.2	(5.1)	2015	(A)
Farmwood Village	Dover, NH	—	1.2	12.3	—	0.7	1.2	13.0	14.2	(1.5)	2019	(A)
Fisherman's Cove	Flint Twp., MI	—	0.4	3.4	—	4.8	0.4	8.2	8.6	(5.9)	1993	(A)
Flamingo Lake RV Resort	Jacksonville, FL	—	4.5	31.9	0.1	2.0	4.6	33.9	38.5	(3.2)	2020	(A)
Fond du Lac East / Kettle Moraine KOA	Glenbeulah, WI	—	1.0	5.6	0.1	3.3	1.1	8.9	10.0	(3.2)	2013	(A)
Forest Hill	Southington, CT	—	5.1	10.8	—	1.5	5.1	12.3	17.4	(1.5)	2019	(A)
Forest Meadows	Philomath, OR	—	1.0	2.1	—	6.7	1.0	8.8	9.8	(1.9)	1999	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2022
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2022
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land	Depreciable Assets		Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Forest Springs	Grass Valley, CA	—	9.3	43.7	—	2.4		9.3	46.1	55.4	(4.1)	2020	(A)
Forest View	Homosassa, FL	—	1.3	22.1	—	1.1		1.3	23.2	24.5	(6.0)	2015	(A)
Fort Dupont(5)	Delaware City, DE	—	1.9	—	0.8	—		2.7	—	2.7	—	2021	(C)
Four Seasons	Elkhart, IN	11.2	0.5	4.8	(0.1)	3.2		0.4	8.0	8.4	(4.8)	2000	(A)
Frenchtown Villa / Elizabeth Woods	Newport, MI	27.5	1.4	52.3	0.1	35.8		1.5	88.1	89.6	(26.6)	2014	(A&C)
Friendly Village of La Habra	La Habra, CA	45.9	27.0	25.2	—	1.8		27.0	27.0	54.0	(6.2)	2016	(A)
Friendly Village of Modesto	Modesto, CA	22.8	6.3	20.9	—	1.6		6.3	22.5	28.8	(5.0)	2016	(A)
Friendly Village of Simi	Simi Valley, CA	23.1	14.9	16.0	—	1.1		14.9	17.1	32.0	(3.9)	2016	(A)
Friendly Village of West Covina	West Covina, CA	17.0	14.5	5.2	—	1.1		14.5	6.3	20.8	(1.5)	2016	(A)
Glen Ellis Family Campground	Glen, NH	13.3	0.4	5.8	—	18.4		0.4	24.2	24.6	(2.6)	2019	(A)
Glen Haven RV Resort	Zephyrhills, FL	5.0	2.0	8.4	(0.1)	2.3		1.9	10.7	12.6	(2.4)	2016	(A)
Glen Laurel	Concord, NC	—	1.6	0.5	—	9.9		1.6	10.4	12.0	(6.4)	2001	(A&C)
Goldcoaster	Homestead, FL	—	0.4	4.2	0.2	6.0		0.6	10.2	10.8	(6.2)	1997	(A)
Grand Bay	Dunedin, FL	—	3.5	6.3	—	1.8		3.5	8.1	11.6	(1.7)	2016	(A)
Grand Lake RV & Golf Resort	Citra, FL	—	5.3	4.5	0.1	6.8		5.4	11.3	16.7	(3.9)	2012	(A)
Grand Village	Grand Rapids, MI	8.9	0.4	3.6	—	3.5		0.4	7.1	7.5	(4.3)	1996	(A)
Grove Beach	Westbrook, CT	—	1.2	10.2	—	0.3		1.2	10.5	11.7	(1.3)	2019	(A)
Grove Ridge RV Resort	Dade City, FL	3.1	1.3	5.4	—	2.6		1.3	8.0	9.3	(1.8)	2016	(A)
Groves RV Resort(9)	Ft. Myers, FL	16.1	0.2	2.4	—	(2.4)	(9)	0.2	—	0.2	—	1997	(A)
Gulfstream Harbor	Orlando, FL	—	14.5	78.9	—	5.6		14.5	84.5	99.0	(21.5)	2015	(A)
Hacienda Del Rio	Edgewater, FL	—	33.3	80.3	—	12.4		33.3	92.7	126.0	(10.4)	2019	(A)
Hamlin	Webberville, MI	10.0	0.1	1.7	0.6	13.1		0.7	14.8	15.5	(8.9)	1984	(A&C)
Hancock Heights Estates	Hancock, ME	—	0.7	9.4	—	—		0.7	9.4	10.1	(0.9)	2020	(A)
Hannah Village	Lebanon, NH	—	0.3	4.7	0.1	0.3		0.4	5.0	5.4	(0.6)	2019	(A)
Hemlocks	Tilton, NH	—	1.0	7.2	—	0.5		1.0	7.7	8.7	(0.9)	2019	(A)
Heritage	Temecula, CA	18.2	13.2	7.9	—	1.2		13.2	9.1	22.3	(2.1)	2016	(A)
Hickory Hills Village	Battle Creek, MI	—	0.8	7.7	—	2.4		0.8	10.1	10.9	(3.7)	2011	(A)
Hidden River RV Resort	Riverview, FL	—	4.0	6.4	—	10.0		4.0	16.4	20.4	(2.5)	2016	(A)
High Point Park	Frederica, DE	—	0.9	7.0	—	7.1		0.9	14.1	15.0	(7.0)	1997	(A)
Highland Greens Estates	Highland, MI	—	3.1	38.0	—	20.0		3.1	58.0	61.1	(5.3)	2020	(A)
Hillcrest	Uncasville, CT	—	10.6	9.6	—	1.5		10.6	11.1	21.7	(1.4)	2019	(A)
Holiday Park Estates	Bangor, ME	8.8	1.1	13.9	—	1.5		1.1	15.4	16.5	(1.3)	2020	(A)
Holiday West Village	Holland, MI	13.1	0.3	8.1	—	0.7		0.3	8.8	9.1	(3.2)	2011	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2022
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2022
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land	Depreciable Assets		Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Holly Forest	Holly Hill, FL	23.3	0.9	8.4	—	1.6		0.9	10.0	10.9	(7.6)	1997	(A)
Holly Village / Hawaiian Gardens	Holly, MI	18.5	1.5	13.6	—	9.4		1.5	23.0	24.5	(11.2)	2004	(A)
Homosassa River RV Resort	Homosassa Springs, FL	—	1.5	5.0	—	3.6		1.5	8.6	10.1	(1.9)	2016	(A)
Horseshoe Cove RV Resort	Bradenton, FL	18.6	9.5	32.6	—	6.2		9.5	38.8	48.3	(8.5)	2016	(A)
Hospitality Creek Campground	Williamstown, NJ	—	—	15.6	0.8	0.6		0.8	16.2	17.0	(0.8)	2021	(A)
Hunters Crossing	Capac, MI	—	0.4	1.1	(0.1)	1.2		0.3	2.3	2.6	(0.7)	2012	(A)
Hunters Glen	Wayland, MI	—	1.1	11.9	0.3	16.1		1.4	28.0	29.4	(13.0)	2004	(C)
Huntington Run	Kalamazoo, MI	—	0.6	11.7	—	0.7		0.6	12.4	13.0	(0.6)	2021	(A)
Hyde Park	Easton, MD	—	6.6	18.3	—	1.2		6.6	19.5	26.1	(2.2)	2019	(A)
Indian Creek Park(9)	Ft. Myers Beach, FL	57.5	3.8	34.7	—	(34.7)	(9)	3.8	—	3.8	—	1996	(A)
Indian Wells RV Resort	Indio, CA	—	2.9	19.5	—	7.0		2.9	26.5	29.4	(5.6)	2016	(A)
Island Lakes	Merritt Island, FL	10.7	0.7	6.4	—	1.4		0.7	7.8	8.5	(6.1)	1995	(A)
Jellystone Park™ Androscoggin Lake(8)	North Monmouth, ME	3.4	0.5	4.1	—	4.6		0.5	8.7	9.2	(0.4)	2021	(A)
Jellystone Park™ at Barton Lake	Fremont, IN	—	—	—	4.7	26.0		4.7	26.0	30.7	(2.3)	2020	(A)
Jellystone Park™ at Birchwood Acres MH & RV Resort	Greenfield Park, NY	—	0.5	5.5	0.1	10.3		0.6	15.8	16.4	(5.7)	2013	(A)
Jellystone Park™ of Chicago	Millbrook, IL	—	0.5	4.3	—	1.1		0.5	5.4	5.9	(0.3)	2021	(A)
Jellystone Park™ Chincoteague Island(8)	Chincoteague, VA	—	5.7	13.8	—	15.9		5.7	29.7	35.4	(2.8)	2019	(A)
Jellystone Park™ at Gardiner	Gardiner, NY	—	0.9	28.4	—	16.8		0.9	45.2	46.1	(7.7)	2018	(A)
Jellystone Park™ at Golden Valley	Bostic, NC	—	4.8	4.3	—	58.2		4.8	62.5	67.3	(8.3)	2018	(A&C)
Jellystone Park™ at Guadalupe River	Kerrville, TX	—	2.5	23.9	—	11.9		2.5	35.8	38.3	(6.5)	2018	(A)
Jellystone Park™ at Hill Country	Canyon Lake, TX	—	2.0	20.7	—	6.4		2.0	27.1	29.1	(4.5)	2018	(A)
Jellystone Park™ at Larkspur	Larkspur, CO	—	1.9	5.5	0.4	103.8		2.3	109.3	111.6	(13.3)	2016	(A&C)
Jellystone Park™ at Luray	East Luray, VA	—	3.2	29.6	—	8.3		3.2	37.9	41.1	(6.6)	2018	(A)
Jellystone Park™ at Mammoth Cave	Cave City, KY	—	—	32.5	2.2	(0.9)		2.2	31.6	33.8	(2.0)	2021	(A)
Jellystone Park™ at Maryland	Williamsport, MD	—	2.1	23.7	—	10.1		2.1	33.8	35.9	(5.7)	2018	(A)
Jellystone Park™ at Memphis	Horn Lake, MS	2.4	0.9	6.8	—	1.7		0.9	8.5	9.4	(1.4)	2018	(A)
Jellystone Park™ at Natural Bridge	Natural Bridge Station, VA	—	0.9	11.7	—	4.1		0.9	15.8	16.7	(1.5)	2020	(A)
Jellystone Park™ Petoskey(8)	Petoskey, MI	—	0.2	8.7	0.7	9.6		0.9	18.3	19.2	(2.3)	2018	(A)
Jellystone Park™ at Quarryville	Quarryville, PA	—	3.9	33.8	—	8.7		3.9	42.5	46.4	(7.4)	2018	(A)
Jellystone Park™ at Tower Park(2)	Lodi, CA	—	2.6	29.8	—	34.0		2.6	63.8	66.4	(8.8)	2018	(A)
Jellystone Park™ of Western New York	North Java, NY	—	0.9	8.9	—	8.0		0.9	16.9	17.8	(6.6)	2013	(A)
Jellystone Park™ at Whispering Pines	Tyler, TX	—	—	13.8	1.7	2.6		1.7	16.4	18.1	(0.7)	2021	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2022
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2022
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Jellystone Lincoln	Delaware City, DE	—	—	17.0	—	0.4	—	17.4	17.4	—	2022	(A)
Jetstream RV Resort at NASA	Houston, TX	—	3.0	14.5	—	0.3	3.0	14.8	17.8	(0.8)	2021	(A)
Kensington Meadows	Lansing, MI	17.7	0.3	2.7	—	10.4	0.3	13.1	13.4	(8.5)	1995	(A&C)
Kimberly Estates	Newport, MI	—	1.3	6.2	—	13.7	1.3	19.9	21.2	(6.0)	2016	(A)
King's Court	Traverse City, MI	65.0	1.5	13.8	0.2	20.1	1.7	33.9	35.6	(17.9)	1996	(A&C)
King's Lake	DeBary, FL	8.2	0.3	2.5	—	3.4	0.3	5.9	6.2	(4.2)	1994	(A)
Kings Manor	Lakeland, FL	—	2.3	5.6	—	5.6	2.3	11.2	13.5	(3.1)	2016	(A)
Kings Pointe	Lake Alfred, FL	—	0.5	16.7	—	0.8	0.5	17.5	18.0	(4.4)	2015	(A)
Kissimmee Gardens	Kissimmee, FL	—	3.3	14.4	—	1.9	3.3	16.3	19.6	(3.7)	2016	(A)
Kissimmee South MH & RV Resort	Davenport, FL	—	3.7	6.8	—	6.4	3.7	13.2	16.9	(2.7)	2016	(A)
Kittatinny Campground & RV Resort	Barryville, NY	—	—	—	3.1	18.5	3.1	18.5	21.6	(1.3)	2020	(A)
Knollwood Estates	Allendale, MI	9.2	0.4	4.1	—	3.0	0.4	7.1	7.5	(3.9)	2001	(A)
La Casa Blanca	Apache Junction, AZ	—	4.4	14.1	—	0.8	4.4	14.9	19.3	(4.4)	2014	(A)
La Costa Village	Port Orange, FL	48.2	3.6	62.3	—	2.6	3.6	64.9	68.5	(16.7)	2015	(A)
Lafayette Place	Warren, MI	13.2	0.7	6.0	—	7.1	0.7	13.1	13.8	(8.3)	1998	(A)
Lake Josephine RV Resort	Sebring, FL	—	0.5	2.8	—	3.1	0.5	5.9	6.4	(0.9)	2016	(A)
Lake Juliana Landings	Auburndale, FL	—	0.3	3.0	—	2.2	0.3	5.2	5.5	(3.8)	1994	(A)
Lake Pointe Village	Mulberry, FL	17.2	0.5	29.8	—	0.8	0.5	30.6	31.1	(7.7)	2015	(A)
Lake San Marino RV Park	Naples, FL	23.0	0.7	5.7	—	6.5	0.7	12.2	12.9	(7.1)	1996	(A)
Lakefront	Lakeside, CA	34.5	21.6	17.4	—	1.4	21.6	18.8	40.4	(4.3)	2016	(A)
Lakeland RV Resort	Lakeland, FL	—	1.7	5.5	—	3.8	1.7	9.3	11.0	(1.9)	2016	(A)
Lakeshore Landings	Orlando, FL	12.2	2.6	19.5	—	1.9	2.6	21.4	24.0	(6.2)	2014	(A)
Lakeshore Villas	Tampa, FL	—	3.1	19.0	—	1.7	3.1	20.7	23.8	(5.2)	2015	(A)
Lakeside	Terryville, CT	—	1.3	3.4	—	0.2	1.3	3.6	4.9	(0.4)	2019	(A)
Lakeside Crossing	Conway, SC	11.8	3.5	31.6	—	20.5	3.5	52.1	55.6	(10.6)	2015	(A&C)
Lakeview	Ypsilanti, MI	—	1.2	10.9	—	8.6	1.2	19.5	20.7	(10.3)	2004	(A)
Lakeview CT	Danbury, CT	—	2.5	8.9	—	1.5	2.5	10.4	12.9	(1.2)	2019	(A)
Lakeview Mobile Estates	Yucaipa, CA	—	—	—	4.1	21.6	4.1	21.6	25.7	(1.8)	2020	(A)
Lamplighter	Port Orange, FL	—	1.3	12.8	—	1.1	1.3	13.9	15.2	(3.5)	2015	(A)
Lantana Ranch South(5)	Brookshire, TX	—	14.4	—	—	0.6	14.4	0.6	15.0	—	2022	(A)
Laurel Heights	Uncasville, CT	—	1.7	0.7	—	0.2	1.7	0.9	2.6	(0.1)	2019	(A)
Lazy J Ranch	Arcata, CA	—	7.1	6.8	—	0.8	7.1	7.6	14.7	(1.4)	2017	(A)
Leaf Verde RV Resort	Buckeye, AZ	—	3.4	8.4	—	1.3	3.4	9.7	13.1	(1.6)	2018	(A)
Leisure Village	Belmont, MI	—	0.4	8.2	0.1	2.8	0.5	11.0	11.5	(3.7)	2011	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2022
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2022
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Lemon Wood	Ventura, CA	23.9	19.5	6.9	—	1.4	19.5	8.3	27.8	(1.9)	2016	(A)
Liberty Farm	Valparaiso, IN	—	0.1	1.2	0.1	5.2	0.2	6.4	6.6	(3.6)	1985	(A&C)
Lincoln Estates	Holland, MI	—	0.5	4.2	—	1.7	0.5	5.9	6.4	(4.1)	1996	(A)
Lone Star Jellystone Park	Waller, TX	—	1.8	19.4	—	12.3	1.8	31.7	33.5	(2.7)	2020	(A)
Lost Dutchman	Apache Junction, AZ	3.6	—	—	4.1	15.2	4.1	15.2	19.3	(4.1)	2014	(A)
Majestic Oaks RV Resort	Zephyrhills, FL	4.2	3.9	4.7	0.1	2.4	4.0	7.1	11.1	(1.8)	2016	(A)
Maple Brook	Matteson, IL	39.5	8.5	48.8	—	0.8	8.5	49.6	58.1	(14.3)	2014	(A)
Maplewood Manor	Brunswick, ME	7.4	1.8	13.0	—	1.7	1.8	14.7	16.5	(4.1)	2014	(A)
Marco Naples RV Resort	Naples, FL	—	2.8	10.5	—	5.7	2.8	16.2	19.0	(3.3)	2016	(A)
Marina Cove	Uncasville, CT	—	0.3	0.4	—	0.3	0.3	0.7	1.0	(0.1)	2019	(A)
Meadow Lake Estates	White Lake, MI	—	1.2	11.5	0.1	7.4	1.3	18.9	20.2	(14.6)	1994	(A)
Meadowbrook	Charlotte, NC	—	1.3	6.6	—	10.7	1.3	17.3	18.6	(10.6)	2000	(A&C)
Meadowbrook Estates	Monroe, MI	—	0.4	3.3	0.4	18.0	0.8	21.3	22.1	(13.5)	1986	(A)
Meadowbrook Village	Tampa, FL	10.9	0.5	4.7	—	1.4	0.5	6.1	6.6	(5.1)	1994	(A)
Meadowlands of Gibraltar	Gibraltar, MI	17.6	0.6	7.7	—	2.9	0.6	10.6	11.2	(2.9)	2015	(A)
Meadowstone	Hastings, MI	—	0.7	20.3	—	0.5	0.7	20.8	21.5	(1.1)	2021	(A)
Menifee Development(5)	Menifee, CA	—	2.3	—	—	10.1	2.3	10.1	12.4	—	2020	(C)
Merrymeeting	Brunswick, ME	—	0.3	1.0	—	0.8	0.3	1.8	2.1	(0.5)	2014	(A)
Mi-Te-Jo Campground	Milton, NH	—	1.4	7.6	—	13.0	1.4	20.6	22.0	(2.9)	2018	(A)
Mill Creek MH & RV Resort	Kissimmee, FL	—	1.4	4.8	—	5.9	1.4	10.7	12.1	(2.3)	2016	(A)
Millwood	Uncasville, CT	—	2.4	—	—	2.6	2.4	2.6	5.0	(0.1)	2019	(A&C)
Moreno 66 Development(5)	Moreno Valley, CA	—	5.0	—	—	4.5	5.0	4.5	9.5	—	2021	(C)
Mountain View	Mesa, AZ	—	5.5	12.3	—	0.8	5.5	13.1	18.6	(3.8)	2014	(A)
Napa Valley	Napa, CA	27.5	17.7	11.7	—	1.1	17.7	12.8	30.5	(3.0)	2016	(A)
Naples RV Resort	Naples, FL	6.6	3.6	2.0	—	3.2	3.6	5.2	8.8	(1.7)	2011	(A)
New England Village	Westbrook, CT	—	4.2	1.4	—	0.1	4.2	1.5	5.7	(0.2)	2019	(A)
North Lake Estates	Moore Haven, FL	—	4.2	3.5	—	2.1	4.2	5.6	9.8	(2.3)	2011	(A)
North Point Estates	Pueblo, CO	—	1.6	3.0	—	4.2	1.6	7.2	8.8	(4.2)	2001	(C)
Northville Crossing	Northville, MI	—	1.2	29.5	—	5.5	1.2	35.0	36.2	(12.9)	2012	(A)
Norway Commons	Norway, ME	—	—	15.9	—	—	—	15.9	15.9	—	2022	(A)
Oak Creek	Coarsegold, CA	—	4.8	11.2	—	2.7	4.8	13.9	18.7	(4.0)	2014	(A)
Oak Crest	Austin, TX	20.4	4.3	12.6	4.4	26.6	8.7	39.2	47.9	(13.1)	2002	(C)
Oak Grove	Plainville, CT	—	1.0	1.7	—	—	1.0	1.7	2.7	(0.2)	2019	(A)
Oak Island Village	East Lansing, MI	16.4	0.3	6.8	—	3.5	0.3	10.3	10.6	(4.0)	2011	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2022
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2022
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Oak Ridge	Manteno, IL	28.4	1.1	36.9	—		5.6	1.1	42.5	43.6	(12.4)	2014	(A)
Oakview Estates	Arcadia, FL	—	0.9	3.9	—		1.5	0.9	5.4	6.3	(1.2)	2016	(A)
Oakwood Village	Miamisburg, OH	31.5	2.0	6.4	—		14.0	2.0	20.4	22.4	(13.0)	1998	(A&C)
Ocean Breeze Jensen Beach MH & RV Resort	Jensen Beach, FL	—	19.0	13.9	—		35.0	19.0	48.9	67.9	(9.1)	2016	(A&C)
Ocean Breeze MH & RV Resort(6)	Marathon, FL	—	2.3	1.8	—		6.2	2.3	8.0	10.3	(0.8)	2016	(A)
Ocean Pines	Garden City, SC	—	7.6	35.3	—		1.7	7.6	37.0	44.6	(5.5)	2019	(A)
Ocean View(8)	Jensen Beach, FL	—	4.6	—	0.2		9.3	4.8	9.3	14.1	(0.3)	2020	(A)
Ocean West	McKinleyville, CA	4.4	5.0	4.4	0.4		1.2	5.4	5.6	11.0	(0.9)	2017	(A)
Orange City MH & RV Resort	Orange City, FL	11.2	0.9	5.5	—		6.9	0.9	12.4	13.3	(3.6)	2011	(A)
Orange Tree Village	Orange City, FL	9.4	0.3	2.5	—		1.5	0.3	4.0	4.3	(3.2)	1994	(A)
Orchard Lake	Milford, OH	—	0.4	4.0	—		3.6	0.4	7.6	8.0	(4.1)	1999	(A)
Paddock Park South	Ocala, FL	—	0.6	6.6	—		2.2	0.6	8.8	9.4	(1.9)	2016	(A)
Palm Creek Golf & RV Resort	Casa Grande, AZ	90.8	11.8	76.1	—		28.0	11.8	104.1	115.9	(39.7)	2012	(A&C)
Palm Key Village	Davenport, FL	15.0	3.8	15.7	—		0.6	3.8	16.3	20.1	(4.2)	2015	(A)
Palm Village	Bradenton, FL	—	3.0	2.8	—		1.9	3.0	4.7	7.7	(1.0)	2016	(A)
Palos Verdes Shores MH & Golf Community(2)	San Pedro, CA	34.4	—	21.8	—		6.0	—	27.8	27.8	(5.5)	2016	(A)
Park Place	Sebastian, FL	—	1.4	48.7	0.1		4.4	1.5	53.1	54.6	(13.1)	2015	(A)
Park Royale	Pinellas Park, FL	14.4	0.7	29.0	—		1.0	0.7	30.0	30.7	(7.6)	2015	(A)
Parkside Village	Cheektowaga, NY	—	0.6	10.4	—		0.4	0.6	10.8	11.4	(3.1)	2014	(A)
Pearwood RV Resort	Pearland, TX	—	—	10.3	1.2		(0.7)	1.2	9.6	10.8	(0.5)	2021	(A)
Pebble Creek	Greenwood, IN	—	1.0	5.1	—		11.0	1.0	16.1	17.1	(8.5)	2000	(A&C)
Pecan Branch	Georgetown, TX	—	1.4	—	0.2		20.5	1.6	20.5	22.1	(6.1)	1999	(C)
Pecan Park RV Resort	Jacksonville, FL	—	2.0	5.0	1.4		12.8	3.4	17.8	21.2	(2.8)	2016	(A&C)
Pelican Bay	Micco, FL	6.0	0.5	10.5	—		1.7	0.5	12.2	12.7	(3.2)	2015	(A)
Pembroke Downs	Chino, CA	13.1	9.6	7.3	—		1.0	9.6	8.3	17.9	(1.8)	2016	(A)
Pheasant Ridge	Lancaster, PA	41.3	2.0	19.3	—		1.4	2.0	20.7	22.7	(13.3)	2002	(A)
Pine Acre Trails	Conroe, TX	—	15.6	16.7	—		3.1	15.6	19.8	35.4	(0.3)	2022	(A)
Pine Hills	Middlebury, IN	—	0.1	0.5	—		4.2	0.1	4.7	4.8	(2.7)	1980	(A)
Pine Ridge	Prince George, VA	11.0	0.4	2.4	—		24.5	0.4	26.9	27.3	(9.4)	1986	(A&C)
Pine Trace	Houston, TX	—	2.9	17.2	(0.2)	(3)	13.9	2.7	31.1	33.8	(16.6)	2004	(A&C)
Pinebrook Village	Kentwood, MI	—	0.1	5.7	—		1.7	0.1	7.4	7.5	(2.8)	2011	(A)
Pineview Estates	Flint, MI	—	1.9	57.4	—		27.8	1.9	85.2	87.1	(4.5)	2021	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2022
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2022
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Pismo Dunes RV Resort	Pismo Beach, CA	18.7	11.1	10.2	—		1.5	11.1	11.7	22.8	(2.3)	2017	(A)
Pleasant Beach Campground	Sherkston, ON	—	1.6	0.6	(0.4)	(1)	—	1.2	0.6	1.8	—	2021	(A)
Pleasant Lake RV Resort	Bradenton, FL	11.8	5.2	20.4	—		4.6	5.2	25.0	30.2	(5.7)	2016	(A)
Presidential Estates	Hudsonville, MI	23.0	0.7	6.3	—		5.5	0.7	11.8	12.5	(7.4)	1996	(A)
Rainbow MH & RV Resort	Frostproof, FL	—	1.9	5.7	—		4.9	1.9	10.6	12.5	(3.9)	2012	(A)
Rainbow Village of Largo	Largo, FL	8.5	4.4	12.5	—		4.0	4.4	16.5	20.9	(4.0)	2016	(A)
Rainbow Village of Zephyrhills	Zephyrhills, FL	8.7	1.8	9.9	—		2.7	1.8	12.6	14.4	(2.8)	2016	(A)
Rancho Alipaz(2)	San Juan Capistrano, CA	12.2	—	2.9	16.2		0.9	16.2	3.8	20.0	(0.8)	2016	(A)
Rancho Caballero	Riverside, CA	21.9	16.6	12.4	—		1.5	16.6	13.9	30.5	(3.0)	2016	(A)
Rancho Mirage	Apache Junction, AZ	—	7.5	22.2	—		1.1	7.5	23.3	30.8	(6.7)	2014	(A)
Red Oaks MH & RV Resort(2)	Bushnell, FL	—	5.2	20.5	—		7.7	5.2	28.2	33.4	(6.4)	2016	(A)
Regency Heights	Clearwater, FL	26.0	11.3	15.7	—		3.7	11.3	19.4	30.7	(4.0)	2016	(A)
Reserve at Fox Creek	Bullhead City, AZ	15.0	2.0	20.1	—		1.1	2.0	21.2	23.2	(6.1)	2014	(A)
Richmond Place	Richmond, MI	6.4	0.5	2.0	—		3.7	0.5	5.7	6.2	(3.3)	1998	(A)
River Beach Campsites & RV	Milford, PA	—	—	—	0.3		4.5	0.3	4.5	4.8	(0.5)	2020	(A)
River Haven Village	Grand Haven, MI	—	1.8	16.9	—		18.3	1.8	35.2	37.0	(18.4)	2001	(A)
River Pines	Nashua, NH	—	2.7	37.8	—		0.9	2.7	38.7	41.4	(4.7)	2019	(A)
River Ranch	Austin, TX	—	4.7	0.8	0.2		38.9	4.9	39.7	44.6	(14.2)	2000	(A&C)
River Ridge	Saline, MI	—	1.0	26.9	—		0.7	1.0	27.6	28.6	(1.4)	2021	(A)
River Ridge Estates	Austin, TX	39.5	3.2	15.1	—		6.4	3.2	21.5	24.7	(12.7)	2002	(C)
Riverside Club	Ruskin, FL	37.5	1.6	66.2	—		14.7	1.6	80.9	82.5	(18.9)	2015	(A)
Riverside Drive Park	Augusta, ME	—	1.2	12.1	—		1.2	1.2	13.3	14.5	(1.1)	2020	(A)
Rock Crusher Canyon RV Resort	Crystal River, FL	—	0.4	5.5	0.2		6.5	0.6	12.0	12.6	(3.0)	2015	(A)
Rolling Hills	Storrs, CT	—	4.0	3.7	—		4.5	4.0	8.2	12.2	(0.6)	2019	(A)
Roxbury Park	Goshen, IN	—	1.1	9.9	—		7.5	1.1	17.4	18.5	(9.0)	2001	(A)
Royal Country	Miami, FL	58.5	2.3	20.8	—		3.6	2.3	24.4	26.7	(21.3)	1994	(A)
Royal Palm Village	Haines City, FL	10.6	1.7	27.4	—		4.7	1.7	32.1	33.8	(8.0)	2015	(A)
Royal Palms MH & RV Resort(2)	Cathedral City, CA	—	—	21.6	—		2.7	—	24.3	24.3	(5.2)	2016	(A)
Rudgate Clinton	Clinton Township, MI	—	1.1	23.7	—		11.1	1.1	34.8	35.9	(12.3)	2012	(A)
Rudgate Manor	Sterling Heights, MI	—	1.4	31.1	—		15.1	1.4	46.2	47.6	(16.6)	2012	(A)
Saddle Oak Club	Ocala, FL	18.8	0.7	6.7	—		2.0	0.7	8.7	9.4	(7.2)	1995	(A)
Saddlebrook	San Marcos, TX	—	1.7	11.8	—		25.1	1.7	36.9	38.6	(16.1)	2002	(C)
Sandy Lake MH & RV Resort	Carrollton, TX	—	0.7	17.8	—		2.0	0.7	19.8	20.5	(4.4)	2016	(A)
Saralake Estates	Sarasota, FL	—	6.5	11.4	—		1.4	6.5	12.8	19.3	(2.9)	2016	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2022
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)				Gross Amount Carried at December 31, 2022
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land		Depreciable Assets		Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Savanna Club	Port St. Lucie, FL	63.2	12.8	79.9	—		0.8		12.8	80.7	93.5	(20.7)	2015	(A&C)
Scio Farms	Ann Arbor, MI	52.9	2.3	22.7	—		15.9		2.3	38.6	40.9	(26.6)	1995	(A&C)
Sea Air Village	Rehoboth Beach, DE	—	1.2	10.2	0.4		3.3		1.6	13.5	15.1	(8.2)	1997	(A)
Serendipity	North Fort Myers, FL	—	1.2	23.5	—		3.6		1.2	27.1	28.3	(6.8)	2015	(A)
Settler's Rest RV Resort	Zephyrhills, FL	—	1.8	7.7	—		2.3		1.8	10.0	11.8	(2.2)	2016	(A)
Shadow Wood Village	Hudson, FL	—	4.5	3.9	0.8		12.5		5.3	16.4	21.7	(2.2)	2016	(A)
Shady Pines MH & RV Resort	Galloway Township, NJ	—	1.1	3.8	—		1.5		1.1	5.3	6.4	(1.2)	2016	(A)
Shady Road Villas	Ocala, FL	—	0.5	2.8	—		4.7		0.5	7.5	8.0	(1.5)	2016	(A)
Sheffield Estates	Auburn Hills, MI	—	0.8	7.2	—		3.1		0.8	10.3	11.1	(5.4)	2006	(A)
Shelby Forest	Shelby Twp., MI	—	4.0	42.4	—		0.1		4.0	42.5	46.5	(5.4)	2019	(A)
Shelby West	Shelby Twp., MI	—	5.7	38.9	—		0.8		5.7	39.7	45.4	(5.0)	2019	(A)
Shell Creek RV Resort & Marina	Punta Gorda, FL	6.0	2.2	9.7	—		3.6		2.2	13.3	15.5	(2.9)	2016	(A)
Siesta Bay RV Park(9)	Ft. Myers, FL	65.0	2.1	18.5	—		(18.5)	(9)	2.1	—	2.1	—	1996	(A)
Silver Springs	Clinton Township, MI	—	0.9	16.6	—		2.4		0.9	19.0	19.9	(7.2)	2012	(A)
Sky Harbor	Cheektowaga, NY	—	2.3	24.3	—		7.4		2.3	31.7	34.0	(8.6)	2014	(A)
Skyline	Fort Collins, CO	9.3	2.3	12.1	—		1.2		2.3	13.3	15.6	(3.8)	2014	(A)
Smith Creek Crossing	Granby, CO	—	1.4	—	—		47.7		1.4	47.7	49.1	(3.3)	2018	(C)
Southern Charm MH & RV Resort	Zephyrhills, FL	11.0	4.9	17.4	—		3.4		4.9	20.8	25.7	(4.9)	2016	(A)
Southern Hills / Northridge Place	Stewartville, MN	7.1	0.4	12.7	—		11.9		0.4	24.6	25.0	(7.3)	2014	(A&C)
Southern Leisure RV Resort	Chiefland, FL	—	3.1	14.8	—		2.5		3.1	17.3	20.4	(0.9)	2021	(A)
Southern Palms	Ladson, SC	—	2.4	9.4	—		0.5		2.4	9.9	12.3	(4.3)	2019	(A)
Southport Springs Golf & Country Club	Zephyrhills, FL	32.6	15.1	17.2	—		4.5		15.1	21.7	36.8	(5.5)	2015	(A&C)
Southside Landing	Cambridge, MD	—	1.0	2.5	—		1.7		1.0	4.2	5.2	(0.5)	2019	(A)
Southwood Village	Grand Rapids, MI	—	0.3	11.5	—		2.4		0.3	13.9	14.2	(4.8)	2011	(A)
Spanish Main MH & RV Resort	Thonotosassa, FL	—	2.4	8.1	—		6.2		2.4	14.3	16.7	(2.9)	2016	(A)
Spanish Trails West	Casa Grande, AZ	—	6.6	15.3	—		0.3		6.6	15.6	22.2	(0.3)	2022	(A)
St. Clair Place	St. Clair, MI	—	0.5	2.0	—		2.5		0.5	4.5	5.0	(2.6)	1998	(A)
Stonebridge (MI)(5)	Richfield Twp., MI	—	2.0	—	0.3		2.2		2.3	2.2	4.5	(0.4)	1998	(C)
Stonebridge (TX)	San Antonio, TX	—	2.5	2.1	(0.6)	(3)	6.6		1.9	8.7	10.6	(5.2)	2000	(A&C)
Stonebrook	Homosassa, FL	—	0.7	14.1	—		1.0		0.7	15.1	15.8	(3.8)	2015	(A)
Stoneridge Villas(5)	Gardnerville, NV	—	5.3	—	—		0.3		5.3	0.3	5.6	—	2022	(A)
Strafford / Lake Winnipesaukee South KOA	Strafford, NH	—	—	—	0.3		8.6		0.3	8.6	8.9	(0.7)	2019	(A)
Summit Ridge	Converse, TX	—	2.6	2.1	(0.9)	(3)	18.2		1.7	20.3	22.0	(10.5)	2000	(A&C)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2022
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2022
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Sun Outdoors Arches Gateway(8)	Moab, UT	—	3.7	8.7	—	2.8	3.7	11.5	15.2	(1.9)	2018	(A)
Sun Outdoors Association Island	Henderson, NY	—	1.7	14.7	—	4.6	1.7	19.3	21.0	(1.0)	2021	(A)
Sun Outdoors Bend(8)	Bend, OR	—	4.0	13.3	—	0.7	4.0	14.0	18.0	(1.3)	2020	(A)
Sun Outdoors Canyonlands Gateway(8)	Moab, UT	—	6.3	8.4	—	0.8	6.3	9.2	15.5	(1.5)	2018	(A)
Sun Outdoors Cape Charles	Cape Charles, VA	—	19.1	38.7	—	4.9	19.1	43.6	62.7	(2.5)	2021	(A)
Sun Outdoors Cape May(8)	Cape May, NJ	—	—	27.5	2.2	(1.6)	2.2	25.9	28.1	(1.5)	2021	(A)
Sun Outdoors Central Coast Wine Country(8)	Paso Robles, CA	—	1.7	11.5	—	4.4	1.7	15.9	17.6	(5.2)	2014	(A&C)
Sun Outdoors Chesapeake Bay(2)(8)	Temperanceville, VA	—	2.3	8.8	—	2.4	2.3	11.2	13.5	(0.5)	2021	(A)
Sun Outdoors Coos Bay(8)	Coos Bay, OR	—	2.7	3.2	—	2.1	2.7	5.3	8.0	(0.9)	2018	(A)
Sun Outdoors Chincoteague Bay(5)	Chincoteague, VA	—	7.5	—	—	1.9	7.5	1.9	9.4	—	2021	(C)
Sun Outdoors Frontier Town	Berlin, MD	—	19.0	43.2	—	38.5	19.0	81.7	100.7	(18.8)	2015	(A)
Sun Outdoors Garden City Utah(8)	Garden City, UT	—	2.1	7.9	—	1.5	2.1	9.4	11.5	(0.5)	2021	(A)
Sun Outdoors Gig Harbor(8)	Gig Harbor, WA	—	3.4	11.9	—	0.5	3.4	12.4	15.8	(1.1)	2020	(A)
Sun Outdoors Islamorada(6)	Islamorada, FL	—	10.5	7.0	2.3	20.0	12.8	27.0	39.8	(0.1)	2016	(A)
Sun Outdoors Kensington Valley(8)	New Hudson, MI	—	—	20.1	2.9	(0.7)	2.9	19.4	22.3	(1.0)	2021	(A)
Sun Outdoors Key Largo	Key Largo, FL	—	2.4	1.0	—	2.5	2.4	3.5	5.9	(0.8)	2016	(A)
Sun Outdoors Lake Rudolph	Santa Claus, IN	—	2.3	28.1	—	12.9	2.3	41.0	43.3	(16.1)	2014	(A&C)
Sun Outdoors Lake Travis	Austin, TX	—	3.7	22.2	—	1.4	3.7	23.6	27.3	(7.0)	2015	(A)
Sun Outdoors Marathon	Marathon, FL	—	4.8	4.7	—	4.7	4.8	9.4	14.2	(1.9)	2016	(A)
Sun Outdoors Moab Downtown(8)	Moab, UT	—	3.7	7.4	—	0.8	3.7	8.2	11.9	(1.5)	2018	(A)
Sun Outdoors Mystic	Old Mystic, CT	—	0.1	0.3	—	2.6	0.1	2.9	3.0	(1.5)	2013	(A)
Sun Outdoors North Moab(8)	Moab, UT	—	—	—	3.2	12.0	3.2	12.0	15.2	(1.1)	2019	(A)
Sun Outdoors New Orleans North Shore(8)	Ponchatoula, LA	—	7.7	16.1	—	11.2	7.7	27.3	35.0	(3.1)	2019	(A)
Sun Outdoors Ocean City	Berlin, MD	—	14.3	22.3	—	8.2	14.3	30.5	44.8	(9.9)	2014	(A&C)
Sun Outdoors Ocean City Gateway	Whaleyville, MD	—	0.5	5.2	—	18.4	0.5	23.6	24.1	(4.3)	2015	(A)
Sun Outdoors Old Orchard Beach Downtown	Old Orchard Beach, ME	—	2.0	10.0	—	2.1	2.0	12.1	14.1	(1.6)	2019	(A)
Sun Outdoors Orange Beach	Orange Beach, AL	—	12.7	7.5	0.9	19.4	13.6	26.9	40.5	(1.1)	2019	(A)
Sun Outdoors Orlando ChampionsGate	Davenport, FL	—	—	—	3.6	15.9	3.6	15.9	19.5	(1.3)	2020	(A)
Sun Outdoors Panama City Beach(2)	Panama City Beach, FL	14.4	10.3	9.1	—	3.3	10.3	12.4	22.7	(2.1)	2017	(A)
Sun Outdoors Paso Robles(8)	Paso Robles, CA	—	1.4	—	—	41.9	1.4	41.9	43.3	(8.6)	2014	(C)
Sun Outdoors Petoskey Bay Harbor	Petoskey, MI	—	0.2	3.3	—	5.0	0.2	8.3	8.5	(2.1)	2016	(A)
Sun Outdoors Pigeon Forge(2)	Sevierville, TN	—	3.7	19.7	—	2.7	3.7	22.4	26.1	(2.7)	2019	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2022
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2022
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Sun Outdoors Portland South(2)(8)	Wilsonville, OR	—	—	19.0	9.3		(8.7)	9.3	10.3	19.6	(0.6)	2021	(A)
Sun Outdoors Rocky Mountains(8)	Granby, CO	—	8.6	—	(3.1)	(3)	144.4	5.5	144.4	149.9	(15.1)	2018	(C)
Sun Outdoors Rehoboth Bay	Millsboro, DE	—	2.8	17.9	2.2		18.7	5.0	36.6	41.6	(4.1)	2019	(A)
Sun Outdoors Saco Old Orchard Beach(8)	Saco, ME	—	0.8	3.6	—		5.6	0.8	9.2	10.0	(3.3)	2014	(A)
Sun Outdoors Salt Lake City(8)	North Salt Lake, UT	—	3.4	4.6	—		2.4	3.4	7.0	10.4	(1.3)	2018	(A)
Sun Outdoors San Antonio West	San Antonio, TX	—	0.8	6.2	—		2.1	0.8	8.3	9.1	(3.2)	2012	(A)
Sun Outdoors San Diego Bay(2)	San Diego, CA	—	—	—	—		69.2	—	69.2	69.2	(5.4)	2019	(A)
Sun Outdoors Santa Barbara(8)	Goleta, CA	—	16.0	6.2	—		0.7	16.0	6.9	22.9	(0.7)	2020	(A)
Sun Outdoors Sarasota	Sarasota, FL	139.3	51.0	117.5	(0.2)	(3)	15.7	50.8	133.2	184.0	(32.3)	2016	(A)
Sun Outdoors St. Augustine	St. Augustine, FL	—	4.2	10.5	—		0.9	4.2	11.4	15.6	(1.8)	2018	(A)
Sun Outdoors Sugarloaf Key(2)(8)	Summerland Key, FL	—	7.7	4.4	0.1		2.6	7.8	7.0	14.8	(0.3)	2021	(A)
Sun Outdoors Texas Hill Country	New Braunfels, TX	—	3.8	27.2	—		4.4	3.8	31.6	35.4	(7.7)	2016	(A&C)
Sun Outdoors Wells Beach(2)(8)	Wells, ME	—	1.4	11.4	—		—	1.4	11.4	12.8	(0.6)	2021	(A)
Sun Outdoors Yellowstone North(2)(8)	Gardiner, MT	—	—	12.5	5.6		(5.4)	5.6	7.1	12.7	(0.4)	2021	(A)
Sun Retreats Adirondack Gateway(8)	Gansevoort, NY	—	0.6	2.0	—		2.9	0.6	4.9	5.5	(1.3)	2016	(A)
Sun Retreats Amherstburg(8)	Amherstburg, ON	—	1.1	1.5	—		1.8	1.1	3.3	4.4	(0.7)	2016	(A)
Sun Retreats Arran Lake(8)	Allenford, ON	—	1.1	1.2	—		0.4	1.1	1.6	2.7	(0.4)	2016	(A)
Sun Retreats Avalon	Cape May Court House, NJ	—	0.6	21.3	—		4.9	0.6	26.2	26.8	(8.4)	2013	(A)
Sun Retreats Blue Mountains(8)	Clarksburg, ON	—	0.4	0.7	—		0.8	0.4	1.5	1.9	(0.2)	2016	(A)
Sun Retreats Birch Bay(8)	Blaine, WA	—	7.5	7.6	—		1.1	7.5	8.7	16.2	(0.5)	2021	(A)
Sun Retreats Cape Cod(8)	East Falmouth, MA	—	3.7	10.8	—		1.1	3.7	11.9	15.6	(1.5)	2020	(A)
Sun Retreats Cape May Wildwood	Cape May, NJ	—	0.7	7.7	—		9.3	0.7	17.0	17.7	(6.2)	2013	(A)
Sun Retreats Cayuga(8)	Cayuga, ON	—	1.0	4.2	(0.1)	(1)	3.0	0.9	7.2	8.1	(1.5)	2016	(A)
Sun Retreats Daytona Beach(8)	Port Orange, FL	—	2.3	7.2	—		5.2	2.3	12.4	14.7	(2.7)	2016	(A)
Sun Retreats Dennis Port(8)	Dennisport, MA	15.4	14.3	11.9	—		15.2	14.3	27.1	41.4	(4.7)	2016	(A)
Sun Retreats Dunedin(8)	Dunedin, FL	9.4	4.4	16.9	—		3.1	4.4	20.0	24.4	(4.7)	2016	(A)
Sun Retreats Flamborough(8)	Millgrove, ON	—	3.0	3.0	(0.2)	(1)	2.4	2.8	5.4	8.2	(0.9)	2016	(A)
Sun Retreats Georgian Bay(8)	Seguin, ON	—	3.7	3.7	(0.2)	(1)	0.7	3.5	4.4	7.9	(1.0)	2016	(A)
Sun Retreats Geneva on the Lake	Geneva on the Lake, OH	—	0.4	20.8	—		9.5	0.4	30.3	30.7	(9.5)	2013	(A&C)
Sun Retreats Gwynn's Island(8)	Gwynn, VA	—	0.8	0.6	—		1.9	0.8	2.5	3.3	(0.9)	2013	(A)
Sun Retreats Gun Lake	Hopkins, MI	—	0.4	0.9	—		5.2	0.4	6.1	6.5	(2.0)	2011	(A)
Sun Retreats Hay Bay(8)	Napanee, ON	—	0.9	2.1	(0.1)	(1)	2.0	0.8	4.1	4.9	(0.9)	2016	(A)
Sun Retreats Huntsville(8)	Huntsville, ON	—	2.8	4.3	(0.1)	(1)	0.6	2.7	4.9	7.6	(1.1)	2016	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2022
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2022
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Sun Retreats Ipperwash(8)	Lambton Shores, ON	—	0.9	1.5	(0.1)	(1)	0.6	0.8	2.1	2.9	(0.5)	2016	(A)
Sun Retreats Lancaster County(8)	Narvon, PA	—	7.4	7.1	—		4.4	7.4	11.5	18.9	(3.9)	2012	(A)
Sun Retreats Long Beach Island(8)	Barnegat, NJ	—	0.7	3.4	—		1.8	0.7	5.2	5.9	(1.1)	2016	(A)
Sun Retreats Nantahala(8)	Sylva, NC	—	0.1	0.8	—		1.0	0.1	1.8	1.9	(0.4)	2016	(A)
Sun Retreats New Point(8)	New Point, VA	—	1.6	5.3	—		4.7	1.6	10.0	11.6	(3.6)	2013	(A)
Sun Retreats Old Orchard Beach	Old Orchard Beach, ME	—	0.6	7.7	—		3.6	0.6	11.3	11.9	(4.1)	2013	(A)
Sun Retreats Penetanguishene(8)	Tiny, ON	—	1.3	2.1	(0.1)	(1)	2.5	1.2	4.6	5.8	(0.9)	2016	(A)
Sun Retreats Peters Pond(8)	Sandwich, MA	—	4.7	22.8	—		4.4	4.7	27.2	31.9	(10.2)	2013	(A)
Sun Retreats Pleasant Acres Farm	Sussex, NJ	—	3.6	6.2	—		0.7	3.6	6.9	10.5	(0.4)	2021	(A)
Sun Retreats Rehoboth Bay(8)	Millsboro, DE	—	3.6	41.3	—		1.8	3.6	43.1	46.7	(5.1)	2019	(A)
Sun Retreats Rock River	Hillsdale, IL	—	1.8	6.0	—		3.9	1.8	9.9	11.7	(1.9)	2017	(A)
Sun Retreats Sandbanks(8)	Cherry Valley, ON	—	0.6	1.3	—		1.3	0.6	2.6	3.2	(0.4)	2016	(A)
Sun Retreats Sea Isle(8)	Clermont, NJ	29.5	1.5	29.9	—		4.5	1.5	34.4	35.9	(10.7)	2014	(A)
Sun Retreats Seashore(8)	Cape May, NJ	14.0	1.0	23.2	—		3.3	1.0	26.5	27.5	(8.3)	2014	(A)
Sun Retreats Shenandoah Valley(8)	Stuarts Draft, VA	—	—	—	1.9		18.9	1.9	18.9	20.8	(1.6)	2020	(A)
Sun Retreats Sherkston Shores(8)	Sherkston, ON	—	22.8	97.2	(1.0)	(1)	33.0	21.8	130.2	152.0	(25.7)	2016	(A)
Sun Retreats Silver Lake	Mears, MI	—	0.6	7.0	—		1.7	0.6	8.7	9.3	(1.5)	2018	(C)
Sun Retreats Stratford(8)	Bornholm, ON	—	1.7	2.2	(0.2)	(1)	0.5	1.5	2.7	4.2	(0.6)	2016	(A)
Sun Retreats Turkey Point(8)	Normandale, ON	—	2.6	4.2	(0.2)	(1)	2.0	2.4	6.2	8.6	(1.2)	2016	(A)
Sun Retreats at Wild Acres	Old Orchard Beach, ME	—	1.6	26.8	—		7.0	1.6	33.8	35.4	(13.4)	2013	(A)
Sun Retreats Willow Lake(8)	Scotland, ON	—	1.2	2.3	—	(1)	1.1	1.2	3.4	4.6	(0.6)	2016	(A)
Sun Valley	Apache Junction, AZ	11.2	2.8	18.4	—		1.7	2.8	20.1	22.9	(5.7)	2014	(A)
Sun Villa Estates	Reno, NV	22.9	2.4	11.8	(1.1)	(3)	2.8	1.3	14.6	15.9	(10.3)	1998	(A)
Suncoast Gateway	Port Richey, FL	—	0.6	0.3	—		1.1	0.6	1.4	2.0	(0.5)	2016	(A)
Sundance	Zephyrhills, FL	—	0.9	25.3	—		1.3	0.9	26.6	27.5	(6.8)	2015	(A)
Sunlake Estates	Grand Island, FL	20.1	6.3	24.1	—		3.1	6.3	27.2	33.5	(6.8)	2015	(A)
Sunrise Estates	Banning, CA	—	5.5	17.2	—		—	5.5	17.2	22.7	(0.3)	2022	(A)
Sunset Beach RV Resort	Cape Charles, VA	—	3.8	24.0	—		1.0	3.8	25.0	28.8	(5.5)	2016	(A)
Sunset Harbor at Cow Key Marina	Key West, FL	—	8.6	7.6	—		1.8	8.6	9.4	18.0	(1.9)	2016	(A)
Sunset Ridge (MI)	Portland, MI	—	2.0	—	—		35.7	2.0	35.7	37.7	(13.6)	1998	(C)
Sunset Ridge (TX)	Kyle, TX	—	2.2	2.8	—		25.4	2.2	28.2	30.4	(6.3)	2000	(A&C)
Swan Meadow Village	Dillon, CO	12.7	2.1	19.7	—		0.6	2.1	20.3	22.4	(5.5)	2014	(A)
Sweetwater RV Resort	Zephyrhills, FL	5.1	1.3	9.1	—		2.6	1.3	11.7	13.0	(2.7)	2016	(A)
Sycamore Village	Mason, MI	—	0.4	13.3	—		4.5	0.4	17.8	18.2	(7.1)	2011	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2022
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2022
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Sylvan Crossing	Chelsea, MI	—	2.2	22.4	—	1.1	2.2	23.5	25.7	(1.2)	2021	(A)
Sylvan Glen Estates	Brighton, MI	—	2.7	22.7	—	1.6	2.7	24.3	27.0	(1.3)	2021	(A)
Tallowwood Isle	Coconut Creek, FL	—	13.8	20.8	—	2.7	13.8	23.5	37.3	(4.9)	2016	(A)
Tamarac Village MH & RV Resort	Ludington, MI	18.1	0.4	12.0	—	3.4	0.4	15.4	15.8	(5.4)	2011	(A)
Tampa East MH & RV Resort	Dover, FL	—	0.7	6.3	—	9.6	0.7	15.9	16.6	(7.4)	2005	(A)
Tanglewood Village	Brownstown, MI	—	0.5	21.6	—	1.1	0.5	22.7	23.2	(1.2)	2021	(A)
The Colony(2)	Oxnard, CA	—	—	6.4	—	1.1	—	7.5	7.5	(1.7)	2016	(A)
The Foothills(5)	Fort Collins, CO	—	3.8	—	0.7	2.1	4.5	2.1	6.6	—	2021	(C)
The Grove at Alta Ridge	Thornton, CO	25.4	5.4	37.1	—	0.7	5.4	37.8	43.2	(10.8)	2014	(A)
The Hamptons Golf & Country Club	Auburndale, FL	65.2	15.9	67.6	—	4.9	15.9	72.5	88.4	(18.3)	2015	(A)
The Hideaway	Key West, FL	—	2.7	1.0	—	1.1	2.7	2.1	4.8	(0.5)	2016	(A)
The Hills	Apopka, FL	—	1.8	3.9	—	1.6	1.8	5.5	7.3	(1.2)	2016	(A)
The Landings at Lake Henry	Haines City, FL	11.3	3.1	31.0	—	2.9	3.1	33.9	37.0	(8.6)	2015	(A)
The Ridge	Davenport, FL	35.3	8.4	35.5	—	2.4	8.4	37.9	46.3	(10.0)	2015	(A)
The Valley	Apopka, FL	—	2.5	5.7	—	1.7	2.5	7.4	9.9	(1.6)	2016	(A)
The Villas at Calla Pointe	Cheektowaga, NY	—	0.4	11.0	—	0.2	0.4	11.2	11.6	(3.2)	2014	(A)
The Willows	Goshen, IN	—	0.7	15.8	—	0.8	0.7	16.6	17.3	(0.8)	2021	(A)
Themeworld RV Resort	Davenport, FL	—	2.9	24.1	—	2.5	2.9	26.6	29.5	(1.4)	2021	(A)
Three Gardens	Southington, CT	—	2.0	6.7	—	0.4	2.0	7.1	9.1	(0.8)	2019	(A)
Three Lakes	Hudson, FL	—	5.1	3.4	—	3.6	5.1	7.0	12.1	(2.8)	2012	(A)
Thunderhill Estates	Sturgeon Bay, WI	5.1	0.6	9.0	0.5	2.9	1.1	11.9	13.0	(3.5)	2014	(A)
Timber Ridge	Ft. Collins, CO	37.0	1.0	9.2	—	4.1	1.0	13.3	14.3	(9.5)	1996	(A)
Timberline Estates	Coopersville, MI	18.8	0.5	4.9	—	3.7	0.5	8.6	9.1	(5.6)	1994	(A)
Town & Country	Traverse City, MI	—	0.4	3.7	—	2.3	0.4	6.0	6.4	(3.8)	1996	(A)
Town & Country Village	Lisbon, ME	2.4	0.2	4.5	—	1.1	0.2	5.6	5.8	(1.6)	2014	(A)
Tranquility MHC	Bushnell, FL	—	1.3	—	—	0.6	1.3	0.6	1.9	—	2021	(C)
Traveler's World MH & RV Resort	San Antonio, TX	—	0.8	8.0	—	2.3	0.8	10.3	11.1	(2.5)	2016	(A)
Treetops RV Resort	Arlington, TX	—	0.7	9.8	—	2.4	0.7	12.2	12.9	(2.7)	2016	(A)
Troy Villa	Troy, MI	—	5.6	16.5	—	2.2	5.6	18.7	24.3	(1.8)	2020	(A)
Vallecito	Newbury Park, CA	28.2	25.8	9.8	—	1.2	25.8	11.0	36.8	(2.4)	2016	(A)
Victor Villa	Victorville, CA	17.0	2.5	20.4	—	1.9	2.5	22.3	24.8	(5.0)	2016	(A)
Vines RV Resort	Paso Robles, CA	—	0.9	7.1	—	2.1	0.9	9.2	10.1	(3.4)	2013	(A)
Vista Del Lago	Scotts Valley, CA	24.4	17.8	9.5	—	1.6	17.8	11.1	28.9	(2.4)	2016	(A)
Vista Del Lago MH & RV Resort	Bradenton, FL	3.9	3.6	5.3	—	2.3	3.6	7.6	11.2	(1.6)	2016	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2022
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2022
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Vizcaya Lakes	Port Charlotte, FL	—	0.7	4.2	—	1.1	0.7	5.3	6.0	(1.2)	2015	(A)
Walden Woods I(10)	Homosassa, FL	10.3	1.6	26.4	(0.9)	(11.9)	0.7	14.5	15.2	(3.7)	2015	(A)
Walden Woods II(10)	Homosassa, FL	—	—	—	0.8	13.8	0.8	13.8	14.6	(3.5)	2015	(A)
Warren Dunes Village	Bridgman, MI	—	0.3	3.4	—	10.8	0.3	14.2	14.5	(4.5)	2011	(A&C)
Water Oak Country Club Estates	Lady Lake, FL	74.7	2.8	16.7	2.7	64.5	5.5	81.2	86.7	(28.7)	1993	(A&C)
Waters Edge RV Resort	Zephyrhills, FL	3.4	1.2	5.5	—	2.9	1.2	8.4	9.6	(1.9)	2016	(A)
Waverly Shores Village	Holland, MI	13.7	0.3	7.3	0.5	5.6	0.8	12.9	13.7	(3.8)	2011	(A&C)
West Village Estates	Romulus, MI	—	0.9	19.8	—	3.4	0.9	23.2	24.1	(8.4)	2012	(A)
Westbrook Senior Village	Toledo, OH	5.5	0.4	3.3	—	0.7	0.4	4.0	4.4	(2.7)	2001	(A)
Westbrook Village	Toledo, OH	24.0	1.1	10.5	—	6.0	1.1	16.5	17.6	(10.9)	1999	(A)
Westside Ridge	Auburndale, FL	8.1	0.8	10.7	—	1.1	0.8	11.8	12.6	(3.0)	2015	(A)
Westward Shores Cottages & RV Resort	West Ossipee, NH	—	1.9	15.3	—	13.8	1.9	29.1	31.0	(4.0)	2018	(A)
White Lake	White Lake, MI	24.2	0.7	6.2	—	10.0	0.7	16.2	16.9	(10.6)	1997	(A&C)
Wildwood Community	Sandwich, IL	22.2	1.9	37.7	—	1.5	1.9	39.2	41.1	(11.2)	2014	(A)
Willow Bend	Fort Lupton, CO	—	5.1	—	—	14.9	5.1	14.9	20.0	—	2021	(C)
Willowbrook Place	Toledo, OH	17.4	0.8	7.1	—	6.2	0.8	13.3	14.1	(8.4)	1997	(A)
Windham Hills	Jackson, MI	—	2.7	2.4	—	18.1	2.7	20.5	23.2	(11.9)	1998	(A&C)
Windmill Village	Davenport, FL	43.5	7.6	36.3	—	1.6	7.6	37.9	45.5	(9.7)	2015	(A)
Windsor Woods Village	Wayland, MI	—	0.3	5.8	—	2.4	0.3	8.2	8.5	(3.7)	2011	(A)
Woodhaven Place	Woodhaven, MI	13.7	0.5	4.5	—	7.6	0.5	12.1	12.6	(6.9)	1998	(A)
Woodlake Trails	San Antonio, TX	—	1.1	0.3	—	20.8	1.1	21.1	22.2	(7.9)	2000	(A&C)
Woodland Park Estates	Eugene, OR	—	1.6	14.4	—	1.4	1.6	15.8	17.4	(12.2)	1998	(A)
Woodlands at Church Lake	Groveland, FL	—	2.5	9.1	—	5.0	2.5	14.1	16.6	(3.3)	2015	(A)
Woodside Terrace	Holland, OH	25.1	1.1	9.6	—	14.3	1.1	23.9	25.0	(14.1)	1997	(A)
Woodsmoke Camping Resort	Fort Myers, FL	—	4.9	20.6	—	2.4	4.9	23.0	27.9	(2.0)	2020	(A)
Wymberly	Martinez, GA	—	3.1	14.5	—	7.8	3.1	22.3	25.4	(2.0)	2019	(A)
Yankee Village	Old Saybrook, CT	—	1.6	0.4	—	—	1.6	0.4	2.0	(0.1)	2019	(A)
		$3,232.3	$1,660.6	$6,138.6	$91.5	$3,376.6	$1,752.1	$9,515.2	$11,267.3	$(2,471.2)
Corporate Headquarters and Other Fixed Assets	Southfield, MI	—	—	—	1.1	212.4	1.1	212.4	213.5	(44.0)
		$3,232.3	$1,660.6	$6,138.6	$92.6	$3,589.0	$1,753.2	$9,727.6	$11,480.8	$(2,515.2)
(1) Gross amount carried at December 31, 2022, at our Canadian properties, reflects the impact of foreign currency translation.
(2) All or part of this property is subject to a ground lease.
(3) Gross amount carried at December 31, 2022 has decreased at this property due to a partial disposition of land or depreciable assets, as applicable.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2022
(amounts in millions)
(4) Balance outstanding represents total amount due at maturity and excludes any premiums or discounts and deferred financing costs.
(5) This property was not included in our community count as of December 31, 2022 as it was not fully developed.
(6) This property was impaired as a result of Hurricane Irma in September 2017.
(7) This property was split into two separate properties in 2021.
(8) This property had a name change during the year ended December 31, 2022.
(9) This property was impaired as a result of Hurricane Ian in October 2022.
(10) This property is one physical property but was split into two separate properties for encumbrance reporting purposes.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2022
(amounts in millions)
The following tables set forth real estate and accumulated depreciation relating to our MH properties in the UK.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2022
Property Name	Location	Encumbrances	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Alberta	Whitstable, Kent, England	$—	$22.2	$2.2	$—		$—	$22.2	$2.2	$24.4	$(0.1)	2022	(A)
Amble Links	Amble, Northumberland, England	—	75.8	5.8	—		—	75.8	5.8	81.6	(0.1)	2022	(A)
Ashbourne Heights	Ashbourne, Derbyshire, England	—	6.6	2.3	—		0.2	6.6	2.5	9.1	(0.1)	2022	(A)
Beauport	Hastings, Sussex, England	—	69.2	4.9	—		0.1	69.2	5.0	74.2	(0.1)	2022	(A)
Birchington Vale(3)	Birchington, Kent, England	—	3.4	11.6	—		(0.2)	3.4	11.4	14.8	(0.4)	2022	(A)
Bodmin Holiday Park (formerly Cornwall)	Bodmin, Cornwall, England	—	6.5	6.3	—		0.7	6.5	7.0	13.5	(0.1)	2022	(A)
Bowland Fell	Skipton, Yorkshire, England	—	8.7	4.3	—		1.3	8.7	5.6	14.3	(0.2)	2022	(A)
Broadland Sands	Lowestoft, Suffolk, England	—	34.4	13.9	1.7		0.5	36.1	14.4	50.5	(0.7)	2022	(A)
Brynteg	Llanryg, Caernafon, Wales	—	31.7	8.6	—		0.1	31.7	8.7	40.4	(0.2)	2022	(A)
Burghead / Lossiemouth / Silver Sands	Burghead, Moray, Scotland	—	32.6	7.6	—		2.4	32.6	10.0	42.6	(0.3)	2022	(A)
Carlton Meres	Saxmundham, Suffolk, England	—	32.2	9.7	—		1.3	32.2	11.0	43.2	(0.4)	2022	(A)
Chantry	West Witton, Yorkshire, England	—	13.8	1.7	—		—	13.8	1.7	15.5	—	2022	(A)
Chichester Lakeside	Chichester, Sussex, England	—	67.5	8.8	—		1.0	67.5	9.8	77.3	(0.4)	2022	(A)
Coghurst Hall	Hastings, Sussex, England	—	45.0	6.6	—		(1.3)	45.0	5.3	50.3	(0.2)	2022	(A)
Dawlish Sands	Dawlish, Devon, England	—	9.7	3.7	—		—	9.7	3.7	13.4	(0.2)	2022	(A)
Dovercourt	Harwich, Essex, England	—	36.0	9.6	—		(0.1)	36.0	9.5	45.5	(0.4)	2022	(A)
Felixstowe Beach	Felixstowe, Suffolk, England	—	15.2	6.0	—		0.3	15.2	6.3	21.5	(0.3)	2022	(A)
Glendale	Wigton, Cumbria, England	—	17.1	11.4	—		—	17.1	11.4	28.5	(0.1)	2022	(A)
Golden Sands	Dawlish, Devon, England	—	32.7	7.8	—		2.2	32.7	10.0	42.7	(0.4)	2022	(A)
Harts	Isle of Sheppey, Kent, England	—	27.4	8.4	—		0.6	27.4	9.0	36.4	(0.3)	2022	(A)
Hedley Wood	Holsworthy, Devon, England	—	2.3	2.3	—		1.5	2.3	3.8	6.1	(0.1)	2022	(A)
Henfold(1)(2)	Dorking, Surrey, England	—	108.1	—	(10.9)	(1)	0.2	97.2	0.2	97.4	—	2021	(A)
Hengar Manor	Bodmin, Cornwall, England	—	7.6	5.2	—		1.3	7.6	6.5	14.1	(0.2)	2022	(A)
Littondale	Skipton, Yorkshire, England	—	2.4	2.0	—		—	2.4	2.0	4.4	—	2022	(A)
Malvern View	Stanford Bishop, Worcester, England	—	22.2	11.7	—		0.6	22.2	12.3	34.5	(0.2)	2022	(A)
Marlie	Romney, Kent, England	—	38.9	7.8	—		0.8	38.9	8.6	47.5	(0.4)	2022	(A)
Martello Beach	Clacton on Sea, Essex, England	—	16.4	7.5	—		9.5	16.4	17.0	33.4	(0.2)	2022	(A)
New Beach	Dymchurch, Kent, England	—	49.9	9.2	—		0.5	49.9	9.7	59.6	(0.5)	2022	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2022
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2022
Property Name	Location	Encumbrances	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Newhaven	Buxton, Derbyshire, England	—	—	6.9	—		—	—	6.9	6.9	—	2022	(A)
Oaklands	Clacton on Sea, Essex, England	—	19.4	1.8	—		—	19.4	1.8	21.2	—	2022	(A)
Oyster Bay	Truro, Cornwall, England	—	23.8	3.1	—		0.5	23.8	3.6	27.4	(0.1)	2022	(A)
Pakefield(3)	Pakefield, Suffolk, England	—	11.7	3.4	—		0.2	11.7	3.6	15.3	(0.1)	2022	(A)
Par Sands(3)	Par, Cornwall, England	—	—	5.3	—		—	—	5.3	5.3	(0.1)	2022	(A)
Pentire	Bude, Cornwall, England	—	21.9	4.3	—		0.9	21.9	5.2	27.1	(0.1)	2022	(A)
Pevensey Bay	Pevensey Bay, Sussex, England	—	41.9	5.8	—		1.1	41.9	6.9	48.8	(0.3)	2022	(A)
Plas Coch	Llanedwen, Anglesey, Wales	—	39.3	13.4	—		—	39.3	13.4	52.7	(0.2)	2022	(A)
Polperro	Looe, Cornwall, England	—	3.3	4.3	—		0.7	3.3	5.0	8.3	(0.2)	2022	(A)
Ribble Valley	Clitheroe, Lancashire, England	—	32.4	2.6	—		0.2	32.4	2.8	35.2	(0.1)	2022	(A)
Rye Harbour	Rye, Sussex, England	—	31.0	2.0	—		0.5	31.0	2.5	33.5	(0.1)	2022	(A)
Sand le Mere	Hull, Yorkshire, England	—	23.9	10.9	—		1.4	23.9	12.3	36.2	(0.4)	2022	(A)
Sandhills	Christchurch, Dorset, England	—	34.4	2.0	—		—	34.4	2.0	36.4	(0.1)	2022	(A)
Sandy Bay(1)	Canvey Island, Essex, England	—	235.7	12.3	(12.5)	(1)	12.4	223.2	24.7	247.9	(0.7)	2022	(A)
Seaview	Whitstable, Kent, England	—	51.3	4.2	—		0.2	51.3	4.4	55.7	(0.2)	2022	(A)
Seawick	Clacton on Sea, Essex, England	—	28.2	9.1	—		(0.1)	28.2	9.0	37.2	(0.2)	2022	(A)
Solent Breezes	Fareham, Hampshire, England	—	28.8	2.9	—		0.2	28.8	3.1	31.9	(0.1)	2022	(A)
St. Osyth Beach	Clacton on Sea, Essex, England	—	33.7	5.8	—		0.1	33.7	5.9	39.6	(0.3)	2022	(A)
Steeple Bay	Sothminster, Essex, England	—	22.5	5.6	—		(0.1)	22.5	5.5	28.0	(0.1)	2022	(A)
Suffolk Sands(3)	Felixstowe, Suffolk, England	—	—	0.6	—		—	—	0.6	0.6	—	2022	(A)
Tarka	Barnstaple, Devon, England	—	7.8	2.1	—		(0.1)	7.8	2.0	9.8	(0.1)	2022	(A)
Trevella(3)	Newquay, Cornwall, England	—	—	8.7	—		0.5	—	9.2	9.2	(0.2)	2022	(A)
Turnberry	Girvan, Ayrshire, Scotland	—	5.1	2.1	—		0.5	5.1	2.6	7.7	(0.1)	2022	(A)
Vernon Dene(1)(2)	North Ripley, Bransgore, England	—	13.5	—	(2.5)	(1)	1.8	11.0	1.8	12.8	—	2021	(A)
Waterside(3)	Paignton, Devon, England	—	—	5.5	—		0.6	—	6.1	6.1	(0.1)	2022	(A)
West Mersea	West Mersea, Essex, England	—	18.9	2.6	—		0.1	18.9	2.7	21.6	(0.1)	2022	(A)
Winchelsea Sands	Winchelsea, Sussex, England	—	15.2	3.1	—		0.1	15.2	3.2	18.4	(0.1)	2022	(A)
Wood Farm	Charmouth, Dorset, England	—	11.3	3.6	—		0.2	11.3	3.8	15.1	(0.1)	2022	(A)
Yorkshire Dales	Leyburn, Yorkshire, England	—	12.6	1.3	—		—	12.6	1.3	13.9	—	2022	(A)
		$—	$1,603.1	$322.2	$(24.2)		$45.4	$1,578.9	$367.6	$1,946.5	$(10.8)
UK Headquarters and Other(3)	Sussex, England	—	0.7	13.6	1.9		9.9	2.6	23.5	26.1	(1.4)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2022
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2022
Property Name	Location	Encumbrances	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
		$—	$1,603.8	$335.8	$(22.3)	$55.3	$1,581.5	$391.1	$1,972.6	$(12.2)
(1) Gross amount carried at December 31, 2022 reflects the impact of foreign currency translation.
(2) This property was not included in our community count as of December 31, 2022 as it was not fully developed.
(3) All or part of this property is subject to a ground lease.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2022
(amounts in millions)
The following tables set forth real estate and accumulated depreciation relating to our Safe Harbor marinas.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2022
Property Name	Location	Encumbrances	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Allen Harbor(3)	North Kingstown, RI	$—	$—	$4.0	$—	$1.5	$—	$5.5	$5.5	$(0.3)	2021	(A)
Anacapa Isle(3)	Oxnard, CA	—	—	10.9	—	1.9	—	12.8	12.8	(1.0)	2020	(A)
Angler House	Islamorada, FL	—	3.5	2.5	—	0.3	3.5	2.8	6.3	(0.4)	2021	(A)
Annapolis	Annapolis, MD	—	12.5	12.4	—	2.2	12.5	14.6	27.1	(1.2)	2020	(A)
Aqua Yacht	Iuka, MS	—	1.2	15.8	—	1.6	1.2	17.4	18.6	(2.7)	2020	(A)
Aqualand(3)	Flowery Branch, GA	—	—	35.9	—	15.6	—	51.5	51.5	(5.9)	2020	(A)
Bahia Bleu	Thunderbolt, GA	—	2.4	8.1	—	1.1	2.4	9.2	11.6	(1.0)	2020	(A)
Ballena Isle	Alameda, CA	—	0.7	21.3	—	2.1	0.7	23.4	24.1	(2.5)	2020	(A)
Bayfront(3)(5)	Chula Vista, CA	—	—	11.3	—	—	—	11.3	11.3	(0.1)	2022	(A)
Beaufort(3)	Beaufort, SC	—	—	1.8	—	0.4	—	2.2	2.2	(0.4)	2020	(A)
Beaver Creek(3)	Monticello, KY	—	—	10.8	—	1.0	—	11.8	11.8	(1.2)	2020	(A)
Belle Maer	Harrison Township, MI	—	4.1	14.6	—	0.7	4.1	15.3	19.4	(2.2)	2020	(A)
Bluewater(5)	Hampton, VA	—	14.1	8.3	—	0.4	14.1	8.7	22.8	(0.4)	2022	(A)
Bohemia Vista	Chesapeake Bay, MD	—	1.3	1.3	—	1.5	1.3	2.8	4.1	(0.5)	2020	(A)
Brady Mountain(3)	Royal, AR	—	—	22.3	—	3.2	—	25.5	25.5	(4.3)	2020	(A)
Bristol	Charleston, SC	—	1.3	7.5	—	0.5	1.3	8.0	9.3	(0.7)	2020	(A)
Bruce & Johnsons	Branford, CT	—	9.3	25.4	—	1.3	9.3	26.7	36.0	(2.6)	2020	(A)
Burnside(3)	Somerset, KY	—	—	11.8	—	0.7	—	12.5	12.5	(1.6)	2020	(A)
Burnt Store(9)	Punta Gorda, FL	—	17.6	16.5	0.1	9.1	17.7	25.6	43.3	(2.1)	2020	(A)
Cabrillo Isle(3)	San Diego, CA	—	—	37.7	—	1.6	—	39.3	39.3	(1.9)	2021	(A)
Calusa Island(9)	Goodland, FL	—	18.5	6.9	—	3.2	18.5	10.1	28.6	(1.2)	2020	(A)
Cape Harbour(9)	Cape Coral, FL	—	5.5	6.0	—	1.2	5.5	7.2	12.7	(0.7)	2020	(A)
Capri	Port Washington, NY	—	7.7	16.0	—	1.2	7.7	17.2	24.9	(1.5)	2020	(A)
Carroll Island	Baltimore, MD	—	1.2	1.6	—	2.6	1.2	4.2	5.4	(0.9)	2020	(A)
Charleston City(3)(8)	Charleston, SC	—	—	40.5	—	21.6	—	62.1	62.1	(4.3)	2020	(A)
City Boatyard	Charleston, SC	—	3.4	7.9	—	2.0	3.4	9.9	13.3	(1.1)	2020	(A)
Cove Haven	Barrington, RI	—	10.0	9.8	—	3.1	10.0	12.9	22.9	(1.3)	2020	(A)
Cowesett(7)	Warwick, RI	—	22.8	23.0	—	3.0	22.8	26.0	48.8	(2.5)	2020	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2022
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2022
Property Name	Location	Encumbrances	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Crystal Point	Point Pleasant, NJ	—	1.3	2.3	—	2.0	1.3	4.3	5.6	(0.3)	2020	(A)
Dauntless(1)	Essex, CT	—	4.2	18.7	—	2.1	4.2	20.8	25.0	(1.8)	2020	(A)
Dauntless Shipyard(1)	Essex, CT	—	—	—	—	—	—	—	—	—	2020	(A)
Deep River	Deep River, CT	—	4.7	5.0	—	0.9	4.7	5.9	10.6	(0.8)	2020	(A)
Detroit River	Detroit, MI	—	1.5	7.4	—	1.7	1.5	9.1	10.6	(0.7)	2021	(A)
Eagle Cove(3)	Byrdstown, TN	—	—	4.6	—	0.8	—	5.4	5.4	(1.6)	2020	(A)
Edgartown	Edgartown, MA	—	7.6	5.1	—	0.5	7.6	5.6	13.2	(0.7)	2021	(A)
Emerald Coast	Niceville, FL	—	2.6	5.8	—	1.1	2.6	6.9	9.5	(0.6)	2021	(A)
Emerald Point(3)	Austin, TX	—	—	18.1	—	4.0	—	22.1	22.1	(4.0)	2020	(A)
Emeryville(3)	Emeryville, CA	—	—	17.2	—	1.6	—	18.8	18.8	(1.7)	2020	(A)
Essex Island(1)	Essex, CT	—	—	—	—	—	—	—	—	—	2020	(A)
Ferry Point	Old Saybrook, CT	—	1.6	7.4	—	2.2	1.6	9.6	11.2	(0.8)	2020	(A)
Fiddler's Cove	North Falmouth, MA	—	13.7	11.9	—	1.1	13.7	13.0	26.7	(1.2)	2020	(A)
Gaines	Rouses Point, NY	—	0.4	2.7	—	0.6	0.4	3.3	3.7	(0.9)	2020	(A)
Glen Cove	Glen Cove, NY	—	8.2	16.9	—	1.8	8.2	18.7	26.9	(1.9)	2020	(A)
Grand Isle	Grand Haven, MI	—	6.0	5.2	—	4.4	6.0	9.6	15.6	(1.9)	2020	(A)
Great Island	Harpswell, ME	—	9.8	13.0	0.9	11.1	10.7	24.1	34.8	(1.5)	2020	(A)
Great Lakes	Muskegon, MI	—	6.1	5.7	—	3.0	6.1	8.7	14.8	(1.7)	2020	(A)
Great Oak Landing	Chestertown, MD	—	1.1	3.9	—	6.5	1.1	10.4	11.5	(1.5)	2020	(A)
Green Harbor	Marshfield, MA	—	8.3	5.6	—	4.0	8.3	9.6	17.9	(0.7)	2020	(A)
Greenport(2)	Greenport, NY	—	31.1	10.2	—	2.5	31.1	12.7	43.8	(1.8)	2020	(A)
Greenwich Bay	Warwick, RI	—	5.3	4.5	0.2	5.4	5.5	9.9	15.4	(1.6)	2020	(A)
Grider Hill(3)	Albany, KY	—	—	11.0	—	2.2	—	13.2	13.2	(3.6)	2020	(A)
Hacks Point	Chesapeake Bay, MD	—	0.3	1.0	—	1.3	0.3	2.3	2.6	(0.3)	2020	(A)
Harbor House	Stamford, CT	—	—	3.3	—	—	—	3.3	3.3	(0.6)	2020	(A)
Harborage Yacht Club	Stuart, FL	—	4.1	13.4	—	1.6	4.1	15.0	19.1	(0.9)	2021	(A)
Harbors View(3)	Afton, OK	—	0.3	1.2	—	0.3	0.3	1.5	1.8	(0.4)	2020	(A)
Harbortown	Fort Pierce, FL	—	23.2	12.9	—	6.0	23.2	18.9	42.1	(1.9)	2020	(A)
Haverstraw(3)	West Haverstraw, NY	—	—	17.1	0.1	1.0	0.1	18.1	18.2	(2.2)	2020	(A)
Hawthorne Cove	Salem, MA	—	1.8	11.6	—	4.4	1.8	16.0	17.8	(1.7)	2020	(A)
Hideaway Bay(3)	Flowery Branch, GA	—	—	26.1	—	2.3	—	28.4	28.4	(2.8)	2020	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2022
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2022
Property Name	Location	Encumbrances	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Holly Creek(3)	Celina, TN	—	0.1	7.0	—	3.2	0.1	10.2	10.3	(1.1)	2020	(A)
Islamorada	Islamorada, FL	—	3.7	8.4	—	0.9	3.7	9.3	13.0	(0.9)	2021	(A)
Island Park	Portsmouth, RI	—	7.5	3.6	—	1.8	7.5	5.4	12.9	(0.4)	2020	(A)
Jamestown(3)	Jamestown, KY	—	—	32.0	—	2.3	—	34.3	34.3	(3.7)	2020	(A)
Jamestown Boatyard	Jamestown, RI	—	3.9	3.4	—	1.2	3.9	4.6	8.5	(0.5)	2020	(A)
Jarrett Bay Boatworks(5)	Beaufort, NC	—	10.0	11.3	—	1.3	10.0	12.6	22.6	(1.0)	2022	(A)
Jefferson Beach	St. Clair Shores, MI	—	19.2	18.1	—	2.8	19.2	20.9	40.1	(3.0)	2020	(A)
Kings Point	Cornelius, NC	—	10.7	14.1	—	2.4	10.7	16.5	27.2	(1.6)	2020	(A)
Kittery Point(5)	Kittery, ME	—	4.0	4.0	—	0.6	4.0	4.6	8.6	(0.2)	2022	(A)
Lakefront	Port Clinton, OH	—	0.5	1.8	—	3.3	0.5	5.1	5.6	(0.8)	2020	(A)
Lauderdale Marine Center	Fort Lauderdale, FL	—	179.7	158.7	—	13.2	179.7	171.9	351.6	(10.9)	2021	(A)
Loch Lomond	San Rafael, CA	—	5.2	7.4	—	7.1	5.2	14.5	19.7	(1.5)	2020	(A)
Manasquan River	Brick Township, NJ	—	2.0	1.7	—	1.9	2.0	3.6	5.6	(0.4)	2020	(A)
Marathon	Marathon, FL	—	6.2	13.1	—	0.8	6.2	13.9	20.1	(1.1)	2021	(A)
Marina Bay	Quincy, MA	—	10.6	19.6	—	4.2	10.6	23.8	34.4	(1.8)	2020	(A)
Marina Bay Yacht Harbor(5)	Richmond, CA	—	0.8	15.4	—	—	0.8	15.4	16.2	—	2022	(C)
Montauk Yacht Club(5)	Montauk, NY	—	65.8	97.9	—	2.1	65.8	100.0	165.8	(1.8)	2022	(A)
Mystic	Mystic, CT	—	1.3	13.5	1.0	2.3	2.3	15.8	18.1	(1.5)	2020	(A)
Narrows Point	Grasonville, MD	—	9.1	11.5	—	5.3	9.1	16.8	25.9	(2.6)	2020	(A)
New England Boatworks	Portsmouth, RI	—	21.9	17.4	—	9.0	21.9	26.4	48.3	(3.8)	2020	(A)
New Port Cove	Riviera Beach, FL	—	19.0	2.5	—	0.4	19.0	2.9	21.9	(0.8)	2020	(A)
Newport Shipyard	Newport, RI	—	17.7	52.2	—	6.5	17.7	58.7	76.4	(5.3)	2020	(A)
North Palm Beach	North Palm Beach, FL	—	16.6	11.6	—	4.9	16.6	16.5	33.1	(1.0)	2020	(A)
Old Port Cove	North Palm Beach, FL	—	27.8	26.8	—	1.8	27.8	28.6	56.4	(2.5)	2020	(A)
Onset Bay	Buzzards Bay, MA	—	5.9	5.1	—	1.4	5.9	6.5	12.4	(0.8)	2020	(A)
Outer Banks(5)	Wanchese, NC	—	—	9.2	—	1.3	—	10.5	10.5	(0.5)	2022	(A)
Oxford	Oxford, MD	—	0.9	4.9	—	1.5	0.9	6.4	7.3	(0.8)	2020	(A)
Peninsula Yacht Club	Cornelius, NC	—	9.5	19.0	—	3.2	9.5	22.2	31.7	(1.7)	2020	(A)
Pier 121(3)	Lewisville, TX	—	—	66.2	—	6.9	—	73.1	73.1	(9.1)	2020	(A)
Pier 77	Bradenton, FL	—	1.1	4.1	—	0.3	1.1	4.4	5.5	(0.6)	2020	(A)
Pilots Point	Westbrook, CT	—	12.7	43.8	—	3.6	12.7	47.4	60.1	(4.2)	2020	(A)
Pineland(9)	Bokeelia, FL	—	10.8	6.4	—	1.2	10.8	7.6	18.4	(1.2)	2020	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2022
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2022
Property Name	Location	Encumbrances	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Plymouth	Plymouth, MA	—	7.0	14.4	—	3.0	7.0	17.4	24.4	(1.3)	2020	(A)
Podickory Point	Annapolis, MD	—	1.8	1.5	—	0.8	1.8	2.3	4.1	(0.2)	2021	(A)
Port Phoenix(3)(5)	North Fort Myers, FL	—	—	—	—	1.3	—	1.3	1.3	—	2022	(A)
Port Royal	Port Royal, SC	—	16.0	4.9	—	2.6	16.0	7.5	23.5	(0.7)	2021	(A)
Port Royal Landing	Port Royal, SC	—	1.5	1.7	—	1.0	1.5	2.7	4.2	(0.5)	2020	(A)
Post Road(4)	Mamaroneck, NY	—	4.2	2.5	(0.3)	1.4	3.9	3.9	7.8	(0.4)	2020	(A)
Puerto del Rey	Fajardo, Puerto Rico	—	15.9	77.4	—	5.1	15.9	82.5	98.4	(4.0)	2021	(A)
Regatta Pointe(3)	Palmetto, FL	—	—	21.7	—	3.7	—	25.4	25.4	(1.7)	2020	(A)
Reserve Harbor	Pawleys Island, SC	—	2.9	4.7	—	1.0	2.9	5.7	8.6	(0.7)	2020	(A)
Riviera Beach	Riviera Beach, FL	—	46.2	20.2	0.8	4.9	47.0	25.1	72.1	(2.8)	2020	(A)
Rockland	Rockland, ME	—	5.3	10.1	—	3.8	5.3	13.9	19.2	(1.3)	2020	(A)
Sakonnet(4)	Portsmouth, RI	—	5.2	8.5	(0.1)	2.4	5.1	10.9	16.0	(0.8)	2020	(A)
Sandusky(3)	Sandusky, OH	—	0.2	2.9	—	3.6	0.2	6.5	6.7	(1.0)	2020	(A)
Shelburne Shipyard	Shelburne, VT	—	2.3	1.7	—	3.2	2.3	4.9	7.2	(0.7)	2020	(A)
Shelter Island(3)	San Diego, CA	—	—	9.6	—	0.9	—	10.5	10.5	(0.9)	2021	(A)
Siesta Key	Sarasota, FL	—	3.4	6.2	—	4.2	3.4	10.4	13.8	(1.7)	2020	(A)
Silver Spring	Wakefield, RI	—	3.1	2.8	—	1.6	3.1	4.4	7.5	(0.5)	2020	(A)
Skippers Landing	Troutman, NC	—	5.0	2.8	—	1.9	5.0	4.7	9.7	(0.8)	2020	(A)
Skull Creek	Hilton Head, SC	—	1.1	5.6	—	2.9	1.1	8.5	9.6	(0.6)	2020	(A)
South Bay(3)	Chula Vista, CA	—	—	11.9	—	0.5	—	12.4	12.4	(0.7)	2021	(A)
South Fork(6)	Fort Lauderdale, FL	—	8.0	5.3	—	17.5	8.0	22.8	30.8	(0.5)	2020	(C)
South Harbour Village	Southport, NC	—	0.7	3.8	—	3.8	0.7	7.6	8.3	(0.5)	2020	(A)
Sportsman	Orange Beach, AL	—	22.1	18.9	3.5	16.4	25.6	35.3	60.9	(3.2)	2020	(A)
Stingray Point	Deltaville, VA	—	1.7	1.3	—	0.2	1.7	1.5	3.2	(0.2)	2021	(A)
Stirling(2)	Greenport, NY	—	—	—	—	—	—	—	—	—	2020	(A)
Stratford	Stratford, CT	—	2.3	17.9	—	1.4	2.3	19.3	21.6	(1.7)	2020	(A)
Sunroad(3)	San Diego, CA	—	—	48.2	—	2.2	—	50.4	50.4	(2.3)	2021	(A)
Sunset Bay	Hull, MA	—	2.5	7.6	—	4.5	2.5	12.1	14.6	(0.7)	2020	(A)
Toledo Beach	La Salle, MI	—	1.1	2.5	—	10.0	1.1	12.5	13.6	(0.9)	2020	(A)
Tower Marine(5)	Douglas, MI	—	7.1	13.1	—	0.6	7.1	13.7	20.8	(0.7)	2022	(A)
Trade Winds(3)	Appling, GA	—	—	10.8	—	1.8	—	12.6	12.6	(1.5)	2020	(A)
Ventura Isle(3)	Ventura, CA	—	—	23.9	—	2.7	—	26.6	26.6	(1.5)	2020	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2022
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2022
Property Name	Location	Encumbrances	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Vineyard Haven	Vineyard Haven, MA	—	6.1	3.9	0.8	3.8	6.9	7.7	14.6	(0.8)	2021	(A)
Walden(3)	Montgomery, TX	—	1.1	4.2	—	1.0	1.1	5.2	6.3	(0.5)	2020	(A)
Wentworth by the Sea	New Castle, NH	—	7.4	6.8	—	0.7	7.4	7.5	14.9	(0.3)	2021	(A)
West Palm Beach	West Palm Beach, FL	—	15.1	33.0	—	9.1	15.1	42.1	57.2	(4.9)	2020	(A)
Westport	Denver, NC	—	3.2	5.8	—	2.5	3.2	8.3	11.5	(1.3)	2020	(A)
Wickford	Wickford, RI	—	1.1	2.4	—	—	1.1	2.4	3.5	—	2020	(A)
Wickford Cove	Wickford, RI	—	7.2	13.0	—	4.9	7.2	17.9	25.1	(1.4)	2020	(A)
Willsboro Bay	Willsboro, NY	—	0.6	3.1	—	1.3	0.6	4.4	5.0	(1.9)	2020	(A)
Wisdom Dock(3)	Albany, KY	—	0.3	3.3	—	0.6	0.3	3.9	4.2	(1.0)	2020	(A)
Yacht Haven	Stamford, CT	—	5.6	4.3	—	3.1	5.6	7.4	13.0	(0.9)	2020	(A)
Zahnisers	Solomons, MD	—	1.8	3.6	—	3.0	1.8	6.6	8.4	(0.6)	2020	(A)
		$—	$980.6	$1,820.2	$7.0	$400.6	$987.6	$2,220.8	$3,208.4	$(204.3)
Marinas Headquarters and Other Fixed Assets	Dallas, TX	—	—	10.3	—	37.8	—	48.1	48.1	(7.2)
		$—	$980.6	$1,830.5	$7.0	$438.4	$987.6	$2,268.9	$3,256.5	$(211.5)
(1) All costs from Dauntless Shipyard and Essex Island are grouped into Dauntless.
(2) All costs from Stirling are grouped into Greenport.
(3) All or part of this property is subject to a ground lease.
(4) Gross amount carried at December 31, 2022 has decreased at this property due to a partial disposition of land or depreciable assets, as applicable.
(5) This property was acquired during 2022.
(6) Property currently under development.
(7) All costs related to Apponaug Harbour are grouped into Cowesett.
(8) All costs related to Ashley Fuels are grouped into Charleston City.
(9) This property was impaired as a result of Hurricane Ian in October 2022.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2022
(amounts in millions)
Depreciation of our buildings, improvements, furniture, fixtures and equipment is calculated over the following useful lives, on a straight-line basis:

•Land improvement and buildings: 15 years - 53 years
•Furniture, fixtures, and equipment: 2 years - 40 years
•Dock improvements: 15 years - 40 years
•Site improvements: 7 years - 30 years

The aggregate cost of total real estate for federal income tax purposes was approximately $10.7 billion as of December 31, 2022.

The change in investment property for the years ended December 31, 2022, 2021 and 2020 is as follows (in millions):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Beginning balance	$13,762.7	$11,684.6	$8,919.6
Property and land acquisitions, including immediate improvements	2,657.0	1,730.5	2,410.9
Property expansion and development	261.8	201.6	246.4
Improvements	418.4	300.3	249.3
Asset impairment(1)	(87.3)	—	—
Dispositions and other	(302.7)	(154.3)	(141.6)
Ending balance	$16,709.9	$13,762.7	$11,684.6

The change in accumulated depreciation for the years ended December 31, 2022, 2021 and 2020 is as follows (in millions):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Beginning balance	$2,337.2	$1,968.8	$1,686.9
Depreciation for the period	528.6	457.3	344.5
Asset impairments(1)	(58.7)	—	—
Dispositions and other	(68.2)	(88.9)	(62.6)
Ending balance	$2,738.9	$2,337.2	$1,968.8
(1)Represents the gross impact due to property impairment charges of $28.6 million resulting from Hurricane Ian. Refer to Note 16, "Commitments and Contingencies," for additional information.