Form 10-Q
period 2023-03-31
SUN COMMUNITIES INC
filed 2023-04-27
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023.

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

Number of shares of Common Stock, $0.01 par value per share, outstanding as of April 20, 2023: 124,408,144

SUN COMMUNITIES, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In millions, except for per share amounts)

	(Unaudited)
	March 31, 2023	December 31, 2022
Assets
Land	$3,974.1	$4,322.3
Land improvements and buildings	11,202.1	10,903.4
Rental homes and improvements	672.8	645.2
Furniture, fixtures and equipment	869.7	839.0
Investment property	16,718.7	16,709.9
Accumulated depreciation	(2,867.9)	(2,738.9)
Investment property, net (see Note 7 at VIEs)	13,850.8	13,971.0
Cash, cash equivalents and restricted cash (see Note 7 at VIEs)	74.8	90.4
Marketable securities (see Note 15)	105.5	127.3
Inventory of manufactured homes	232.5	202.7
Notes and other receivables, net	716.7	617.3
Goodwill	1,092.6	1,018.4
Other intangible assets, net (see Note 7 at VIEs)	392.7	402.0
Other assets, net (see Note 7 at VIEs)	898.2	655.1
Total Assets	$17,363.8	$17,084.2
Liabilities
Secured debt (see Note 8; Note 7 at VIEs)	$3,386.4	$3,217.8
Unsecured debt (see Note 8; Note 7 at VIEs)	4,075.6	3,979.4
Distributions payable	118.0	111.3
Advanced reservation deposits and rent (see Note 7 at VIEs)	433.8	352.1
Accrued expenses and accounts payable (see Note 7 at VIEs)	340.9	396.3
Other liabilities (see Note 7 at VIEs)	940.1	935.9
Total Liabilities	9,294.8	8,992.8
Commitments and contingencies (see Note 16)
Temporary equity (see Note 9; Note 7 at VIEs)	298.9	202.9
Shareholders' Equity
Common stock, $0.01 par value. Authorized: 180.0 shares; Issued and outstanding: 124.4 at March 31, 2023 and 124.0 at December 31, 2022	1.2	1.2
Additional paid-in capital	9,556.4	9,549.7
Accumulated other comprehensive income / (loss)	7.7	(9.9)
Distributions in excess of accumulated earnings	(1,875.0)	(1,731.2)
Total SUI shareholders' equity	7,690.3	7,809.8
Noncontrolling interests
Common and preferred OP units	79.8	78.7
Total noncontrolling interests	79.8	78.7
Total Shareholders' Equity	7,770.1	7,888.5
Total Liabilities, Temporary Equity and Shareholders' Equity	$17,363.8	$17,084.2

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts) (Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenues
Real property	$441.4	$387.8
Home sales	86.3	64.7
Service, retail, dining and entertainment	102.6	81.2
Interest	11.4	6.8
Brokerage commissions and other, net	9.5	8.0
Total Revenues	651.2	548.5
Expenses
Property operating and maintenance	156.6	124.1
Real estate tax	30.1	26.1
Home costs and selling	63.2	45.9
Service, retail, dining and entertainment	100.0	75.7
General and administrative	63.9	55.7
Catastrophic event-related charges, net	1.0	—
Business combinations	2.8	0.5
Depreciation and amortization	158.0	148.5
Loss on extinguishment of debt (see Note 8)	—	0.3
Interest	76.6	45.2
Interest on mandatorily redeemable preferred OP units / equity	1.0	1.0
Total Expenses	653.2	523.0
Income / (Loss) Before Other Items	(2.0)	25.5
Loss on remeasurement of marketable securities (see Note 15)	(19.9)	(34.5)
Loss on foreign currency exchanges	(2.7)	(2.2)
Gain / (loss) on dispositions of properties	(1.6)	13.4
Other expense, net	(1.0)	(0.6)
Gain / (loss) on remeasurement of notes receivable (see Note 4)	(1.7)	0.2
Income / (loss) from nonconsolidated affiliates (see Note 6)	(0.2)	0.9
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates (see Note 6)	(4.5)	0.1
Current tax expense (see Note 12)	(3.9)	(1.3)
Deferred tax benefit (see Note 12)	4.6	—
Net Income / (Loss)	(32.9)	1.5
Less: Preferred return to preferred OP units / equity interests	2.4	3.0
Less: Loss attributable to noncontrolling interests	(5.2)	(2.2)
Net Income / (Loss) Attributable to SUI Common Shareholders	$(30.1)	$0.7

Weighted average common shares outstanding - basic	123.3	115.3
Weighted average common shares outstanding - diluted	126.2	115.9

Basic earnings / (loss) per share (see Note 13)	$(0.24)	$0.01
Diluted earnings / (loss) per share (see Note 13)	$(0.24)	$0.01

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
(In millions) (Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Net Income / (Loss)	$(32.9)	$1.5
Foreign Currency Translation:
Foreign currency translation gain / (loss) arising during period	17.2	(1.3)
Adjustment for foreign currency translation (gain) / loss reclassified into earnings	11.9	—
Net foreign currency translation gain / (loss)	29.1	(1.3)
Cash Flow Hedges:
Change in unrealized gain / (loss) on interest rate derivatives	(8.6)	24.1
Less: interest rate derivative (gain) / loss reclassified to earnings	(2.3)	1.1
Net unrealized gain / (loss) on interest rate derivatives	(10.9)	25.2
Total Comprehensive Income / (Loss)	(14.7)	25.4
Less: Comprehensive loss attributable to noncontrolling interests	4.6	1.1
Comprehensive Income / (Loss) attributable to SUI	$(10.1)	$26.5

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions) (Unaudited)

			Stockholders' Equity
	Temporary Equity	Common Stock Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Stockholders' Equity	Total Equity
Balance at December 31, 2022	$202.9	124.0	$1.2	$9,549.7	$(1,731.2)	$(9.9)	$78.7	$7,888.5	$8,091.4
Issuance of common stock and common OP units, net	—	0.4	—	—	—	—	4.4	4.4	4.4
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.1)	—	(11.0)	—	—	—	(11.0)	(11.0)
Conversion of OP units	—	0.1	—	7.3	—	—	—	7.3	7.3
Issuance of third party equity interests in consolidated entities	1.7	—	—	—	—	—	—	—	1.7
Share-based compensation - amortization and forfeitures	—	—	—	10.4	—	—	—	10.4	10.4
Issuance of Series K preferred OP units	100.0	—	—	—	—	—	—	—	100.0
Other comprehensive income	—	—	—	—	—	17.6	0.6	18.2	18.2
Net loss	(4.4)	—	—	—	(27.7)	—	(0.8)	(28.5)	(32.9)
Distributions	(1.6)	—	—	—	(115.8)	—	(3.1)	(118.9)	(120.5)
OP Units accretion	0.3	—	—	—	(0.3)	—	—	(0.3)	—
Balance at March 31, 2023	$298.9	124.4	$1.2	$9,556.4	$(1,875.0)	$7.7	$79.8	$7,770.1	$8,069.0

			Stockholders' Equity
	Temporary Equity	Common Stock Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Stockholders' Equity	Total Equity
Balance at December 31, 2021	$288.9	116.0	$1.2	$8,175.6	$(1,556.0)	$3.1	$106.7	$6,730.6	$7,019.5
Issuance of common stock and common OP units, net	—	0.3	—	(0.2)	—	—	2.8	2.6	2.6
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.1)	—	(16.4)	—	—	—	(16.4)	(16.4)
Conversion of OP units	—	—	—	0.7	—	—	(0.7)	—	—
Share-based compensation - amortization and forfeitures	—	—	—	9.7	0.1	—	—	9.8	9.8
Other comprehensive income	—	—	—	—	—	22.8	1.1	23.9	23.9
Net income / (loss)	(3.1)	—	—	—	3.7	—	0.9	4.6	1.5
Distributions	(2.1)	—	—	—	(102.3)	—	(3.1)	(105.4)	(107.5)
OP Units accretion	0.2	—	—	—	(0.1)	—	—	(0.1)	0.1
Balance at March 31, 2022	$283.9	116.2	$1.2	$8,169.4	$(1,654.6)	$25.9	$107.7	$6,649.6	$6,933.5

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating Activities
Net Cash Provided By Operating Activities	$194.5	$225.7
Investing Activities
Investment in properties	(301.8)	(182.7)
Acquisitions, net of cash acquired	(47.9)	(299.0)
Proceeds from deposit on acquisition	1.4	—
Proceeds from insurance	4.9	—
Proceeds from disposition of assets and depreciated homes, net	15.5	24.7
Proceeds related to disposition of properties	0.2	0.1
Issuance of notes and other receivables	(6.2)	(25.8)
Repayments of notes and other receivables	3.3	1.3
Investments in nonconsolidated affiliates	(2.7)	(6.4)
Distributions of capital from nonconsolidated affiliates	11.4	3.6
Net Cash Used For Investing Activities	(321.9)	(484.2)
Financing Activities
Issuance and costs of common stock, OP units and preferred OP units, net	—	(0.2)
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	(11.0)	(16.4)
Borrowings on lines of credit	626.0	474.7
Payments on lines of credit	(951.1)	(58.2)
Proceeds from issuance of other debt	583.0	0.9
Contributions from noncontrolling interest	1.7	—
Payments on other debt	(19.8)	(15.4)
Fees paid in connection with extinguishment of debt	—	(0.3)
Proceeds received from return of prepaid deferred financing costs	2.0	—
Distributions	(113.6)	(101.4)
Payments for deferred financing costs	(5.6)	(0.8)
Net Cash Provided By Financing Activities	111.6	282.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.2	—
Net change in cash, cash equivalents and restricted cash	(15.6)	24.4
Cash, cash equivalents and restricted cash, beginning of period	90.4	78.2
Cash, Cash Equivalents and Restricted Cash, End of Period	$74.8	$102.6

SUN COMMUNITIES, INC.

	Three Months Ended
	March 31, 2023	March 31, 2022
Supplemental Information
Cash paid for interest (net of capitalized interest of $2.5 and $1.0, respectively)	$72.2	$46.2
Cash paid for interest on mandatorily redeemable debt	$1.0	$1.0
Cash paid for income taxes	$10.0	$0.1
Noncash investing and financing activities
Change in distributions declared and outstanding	$6.9	$6.0
Conversion of common and preferred OP units	$7.3	$0.7
Assets held for sale	$262.1	$—
Proceeds related to disposition of properties through 1031 exchange	$—	$28.7
ROU asset obtained from new operating lease liabilities	$0.2	$—
Issuance of notes and other receivables in relation to disposition of properties	$111.2	$—
Noncash investing and financing activities at the date of acquisition
Acquisitions - Common stock and OP units issued	$4.5	$2.8
Acquisitions - Series K preferred interest	$100.0	$—

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation

Sun Communities, Inc., a Maryland corporation, and all wholly-owned or majority-owned and controlled subsidiaries, including Sun Communities Operating Limited Partnership (the "Operating Partnership"), Sun Home Services, Inc. ("SHS"), Safe Harbor Marinas, LLC ("Safe Harbor") and Sun UK Holding LLC (together with its subsidiaries, "Park Holidays") are referred to herein as the "Company," "SUI," "we," "us," and "our."

We follow accounting standards set by the Financial Accounting Standards Board ("FASB"). FASB establishes accounting principles generally accepted in the United States of America ("GAAP"), which we follow to ensure that we consistently report our financial condition, results of operations and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification ("ASC"). These unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information and in accordance with GAAP. We present interim disclosures and certain information and footnote disclosures as required by SEC rules and regulations. Accordingly, the unaudited Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited Consolidated Financial Statements reflect, in the opinion of management, all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of the interim financial statements. All significant intercompany transactions have been eliminated in consolidation.

Certain prior period amounts have been reclassified to conform with current presentation, with no effect on net income. These include reclassification of certain revenues and expenses between Real property and Service, retail, dining and entertainment within our Marina segment. There was no impact to prior period net income, shareholders equity or cash flows for any of the reclassifications. Further, the reclassification had no impact on previously reported total marina net operating income ("NOI").

The results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on February 23, 2023 (our "2022 Annual Report"). These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our 2022 Annual Report.

Our three reportable segments are: (i) Manufactured home ("MH") communities, (ii) Recreational vehicle ("RV") communities and (iii) Marinas.

2. Revenue

The following table disaggregates our revenue by major source and segment (in millions):

	Three Months Ended
	March 31, 2023				March 31, 2022
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Revenues
Real property	$252.9	$99.6	$88.9	$441.4	$208.8	$102.7	$76.3	$387.8
Home sales	79.9	6.4	—	86.3	58.0	6.7	—	64.7
Service, retail, dining and entertainment	5.4	5.8	91.4	102.6	2.3	7.3	71.6	81.2
Interest	10.3	0.9	0.2	11.4	6.2	0.6	—	6.8
Brokerage commissions and other, net	4.2	4.4	0.9	9.5	4.2	3.5	0.3	8.0
Total Revenues	$352.7	$117.1	$181.4	$651.2	$279.5	$120.8	$148.2	$548.5

Our revenue consists of real property revenue at our MH, RV and Marina properties, revenue from Home sales, Service, retail, dining and entertainment revenue, Interest income, and Brokerage commissions and other revenue.

The majority of our revenue is derived from site and home leases, and wet slip and dry storage space leases that are accounted for pursuant to ASC 842, "Leases." We account for all revenue from contracts with customers following ASC 606, "Revenue from Contracts with Customers," except for those that are within the scope of other topics in the FASB ASC. For additional information, refer to Note 1, "Significant Accounting Policies," in our 2022 Annual Report.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
3. Real Estate Acquisitions and Dispositions

2023 Acquisitions

During the three months ended March 31, 2023, we acquired the following properties:

Community Name	Type	Sites, Wet Slips and Dry Storage Spaces	Development Sites	State, Province or Country	Month Acquired
Fox Run	MH: asset acquisition	68	72	MI	January
Savannah Yacht Center	Marina: asset acquisition	24	—	GA	March
	Total	92	72

The following table summarizes the amount of assets acquired, net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed during the three months ended March 31, 2023 (in millions):

	At Acquisition Date				Consideration
	Investment in property	Inventory of manufactured homes, boat parts and retail related items	Other assets, net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Temporary and permanent equity(1)	Total consideration
Asset Acquisition
Fox Run(2)(3)	$7.0	$0.2	$—	$7.2	$2.7	$4.5	$7.2
Savannah Yacht Center(2)(4)	100.0	—	4.5	104.5	4.5	100.0	104.5
Total	$107.0	$0.2	$4.5	$111.7	$7.2	$104.5	$111.7
(1) Refer to Note 9, "Equity and Temporary Equity," for additional detail.
(2) The above allocations are estimates pending purchase price allocations.
(3) In conjunction with the acquisition, the Operating Partnership issued 31,289 common OP units valued at $4.5 million.
(4) In conjunction with the acquisition, the Operating Partnership issued one million Series K preferred OP units valued at $100.0 million.

As of March 31, 2023, we have incurred and capitalized $2.6 million of transaction costs, which have been allocated among various fixed asset categories for purchases that meet the asset acquisition criteria. During the three months ended March 31, 2023, we recognized $2.8 million of business combination expenses in connection with transactions completed during 2022.

2023 Development and Expansion Activities

During the three months ended March 31, 2023, we acquired three land parcels located in the United States ("U.S.") and United Kingdom ("UK") for an aggregate purchase price of $34.9 million.

2023 Dispositions

In February 2023, we sold two parcels of land in the UK for total consideration of $111.5 million, which primarily consisted of $108.8 million in the form of an operator note receivable that was added to an existing facility with a weighted average interest rate of 11.9% per annum, due May 31, 2023. On the date of sale, the carrying value of the note receivable approximates its fair value due to its short term nature. The dispositions resulted in a loss on sale totaling $1.6 million, net of the release of foreign currency translation losses from Accumulated other comprehensive income of $11.9 million. The total loss on sale was recorded in Gain / (loss) on dispositions of properties on the Consolidated Statements of Operations.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Real Estate Held For Sale

We periodically classify real estate as "held for sale." An asset is classified as held for sale after an active program to sell an asset has commenced and when the sale is probable. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded.

In February 2023, we reached an agreement to sell an operating MH community in the UK with 730 developed sites for approximately $240.0 million in the form of a note receivable. As a result, the carrying value of total assets of $262.2 million and total liabilities of $64.0 million were reclassified to held for sale as of March 31, 2023. The held for sale assets primarily consist of Land and Land improvements and buildings and are recorded within Other assets, net on the Consolidated Balance Sheets. The held for sale liabilities primarily consist of Deferred tax liabilities and are recorded within Other liabilities on the Consolidated Balance Sheets.

2022 Acquisitions

For the year ended December 31, 2022, we acquired the following properties:

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table summarizes the amounts of assets acquired, net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed in 2022 (in millions):

	At Acquisition Date					Consideration
	Investment in property	Inventory of manufactured homes, boat parts and retail related items	In-place leases, goodwill and other intangible assets(1)	Other assets / (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Temporary and permanent equity	Total consideration
Asset Acquisition
Harrison Yacht Yard(4)	$5.8	$—	$—	$—	$5.8	$5.8	$—	$5.8
Outer Banks	5.2	—	—	(0.4)	4.8	4.8	—	4.8
Tower Marine	20.2	—	0.2	(2.1)	18.3	18.3	—	18.3
Sandy Bay	247.9	9.4	2.1	(68.3)	191.1	191.1	—	191.1
Christies Parks(4)	10.1	—	—	2.1	12.2	12.2	—	12.2
Bluewater	25.3	1.3	0.1	1.3	28.0	28.0	—	28.0
Bodmin Holiday Park	13.1	—	—	—	13.1	13.1	—	13.1
Kittery Point	8.0	0.1	—	(0.1)	8.0	7.0	1.0	8.0
Spanish Trails MHC	20.6	1.8	—	—	22.4	22.4	—	22.4
Pine Acre Trails	29.7	—	—	—	29.7	29.7	—	29.7
Bel Air Estates & Sunrise Estates	39.3	—	0.7	—	40.0	40.0	—	40.0
Callaly Leisure	23.8	0.1	—	(0.3)	23.6	23.6	—	23.6
Newhaven	6.2	—	—	—	6.2	6.2	—	6.2
Bayfront Marina	11.3	—	0.9	(0.5)	11.7	11.7	—	11.7
Marina Bay Yacht Harbor	16.2	—	0.2	(0.7)	15.7	15.7	—	15.7
Jellystone Lincoln(5)	17.0	—	—	1.2	18.2	18.2	—	18.2
Norway Commons	15.1	0.4	0.3	—	15.8	15.8	—	15.8
Business Combination
Jarrett Bay Boatworks(6)	21.3	1.4	47.5	1.0	71.2	68.4	2.8	71.2
Park Holidays(7)	1,254.7	29.5	574.5	(624.9)	1,233.8	1,199.9	33.9	1,233.8
Park Leisure(8)	259.5	0.7	77.5	(111.9)	225.8	225.8	—	225.8
Montauk Yacht Club	163.6	0.3	26.3	0.3	190.5	190.5	—	190.5
Total	$2,213.9	$45.0	$730.3	$(803.3)	$2,185.9	$2,148.2	$37.7	$2,185.9
(1) Refer to Note 5, "Goodwill and Other Intangible Assets," for additional detail on goodwill and other intangible assets.
(2) Refer to Note 9, "Equity and Temporary Equity," for additional detail.
(3) Property names are subject to changes subsequent to acquisition.
(4) Combined with an existing property.
(5) In December 2020, we entered into a loan agreement pursuant to which we extended credit to Blue Water to finance the construction of Jellystone Lincoln (the "RV Park"). In December 2022, we entered into a purchase and sale agreement pursuant to which we purchased the RV Park for cash consideration of $5.0 million, which was applied toward the existing Blue Water loan balance of $12.9 million, and the remaining loan balance of $7.9 million was forgiven. Upon acquisition of the RV Park, we agreed to loan Blue Water an amount equal to $3.7 million, accounted as consideration based on the loan forgiveness terms. Additional consideration for vacation rental units of $0.4 million, resulted in a total purchase price of $17.0 million. In addition, we entered into a lease agreement pursuant to which Blue Water will pay rent to us and continue to operate the park.
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
(8) The purchase price allocation is preliminary as of December 31, 2022, subject to revision based on the final purchase price allocations to be finalized one year from the acquisition date.

As of December 31, 2022, we incurred $19.2 million of transaction costs, which were capitalized and allocated among the various fixed asset categories for purchases that meet the asset acquisition criteria. As of December 31, 2022, we also incurred $24.7 million of business combination expenses, which were expensed for acquisitions deemed to be business combinations.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Total revenues and Net income included in the Consolidated Statements of Operations for the year ended December 31, 2022 related to business combinations completed in 2022 are set forth in the following table (in millions):

Year Ended
December 31, 2022
Total revenues	$353.6
Net income	$13.8

The following unaudited pro forma financial information presents the results of our operations for the year ended December 31, 2022, as if the properties combined through business combinations in 2022 had been acquired on January 1, 2021. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees and acquisition accounting.

The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisitions been consummated on January 1, 2021 (in millions, except for per share data):

Year Ended (unaudited)
December 31, 2022
Total revenues	$3,091.3
Net income attributable to SUI common shareholders	$241.2
Net income per share attributable to SUI common shareholders - basic	$1.99
Net income per share attributable to SUI common shareholders - diluted	$1.99

2022 Development and Expansion Activities

During the year ended December 31, 2022, we acquired six land parcels located in the U.S. and the UK for an aggregate purchase price of $26.2 million and two buildings and land parcels related to our marinas located in the U.S. for an aggregate purchase price of $13.9 million.

2022 Dispositions

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
4. Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in millions):

	March 31, 2023	December 31, 2022
Installment notes receivable on manufactured homes, net	$62.2	$65.9
Notes receivable from real estate developers and operators	435.0	305.2
Other receivables, net	219.5	246.2
Total Notes and Other Receivables, net	$716.7	$617.3

Installment Notes Receivable on Manufactured Homes

Installment notes receivable are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC Topic 820, "Fair Value Measurements and Disclosures." The balances of installment notes receivable of $62.2 million (net of fair value adjustment of $3.1 million) and $65.9 million (net of fair value adjustment of $1.4 million) as of March 31, 2023 and December 31, 2022, respectively, are secured by manufactured homes. The notes represent financing to purchasers of manufactured homes located in our communities and require monthly principal and interest payments. The notes had a net weighted average interest rate (net of servicing costs) and maturity of 7.6% and 13.6 years as of March 31, 2023, and 7.6% and 13.8 years as of December 31, 2022, respectively. Refer to Note 15, "Fair Value of Financial Instruments," for additional detail.

Notes Receivable from Real Estate Developers and Operators

Notes receivable from real estate developers and operators are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC Topic 820, "Fair Value Measurements and Disclosures." As of March 31, 2023 and December 31, 2022, the notes receivable balances include a fully drawn loan provided to a real estate operator to fund investing and financing activities totaling $341.1 million with a net weighted average interest rate and maturity of 11.6% and 0.2 years as of March 31, 2023, and totaling $217.6 million with a net weighted average interest rate and maturity of 15.3% and 0.1 years as of December 31, 2022. The additional acquisition and construction loans provided to real estate developers total $93.9 million with a net weighted average interest rate and maturity of 8.5% and 2.4 years as of March 31, 2023, and total $87.6 million with a net weighted average interest rate and maturity of 7.8% and 2.3 years as of December 31, 2022, respectively. As of March 31, 2023, the additional acquisition and construction loans provided to real estate developers have $41.3 million of undrawn funds.

There were no adjustments to the fair value of notes receivable from real estate developers and operators for the three months ended March 31, 2023 and 2022. Refer to Note 15, "Fair Value of Financial Instruments," for additional information.

Other Receivables, net

Other receivables, net were comprised of amounts due from the following categories (in millions):

	March 31, 2023	December 31, 2022
Insurance receivables	$74.9	$78.5
Marina customers for storage, service and lease payments, net(1)	46.4	40.0
Home sale proceeds	31.8	28.9
MH and annual RV residents for rent, utility charges, fees and other pass-through charges, net(2)	24.2	61.5
Other receivables(3)	42.2	37.3
Total Other Receivables, net	$219.5	$246.2
(1)Net of allowance of $2.4 million and $2.2 million as of March 31, 2023 and December 31, 2022, respectively.
(2)Net of allowance of $4.9 million and $5.9 million as of March 31, 2023 and December 31, 2022, respectively.
(3)Includes receivable from Rezplot Systems LLC, a nonconsolidated affiliate, in which we had 49.1% and 48.9% ownership interest as of March 31, 2023 and December 31, 2022, respectively. In June 2020, we made a convertible secured loan to Rezplot Systems LLC. The note allows for a principal amount of up to $10.0 million to be drawn down over a period of three years, bears an interest rate of 3.0% and is secured by all the assets of Rezplot Systems LLC. In January 2022, we made an additional loan to Rezplot Systems LLC that allows for a principal amount of up to $5.0 million to be drawn over a period of three years and bears an interest rate of 3.0%. The outstanding balances were $12.3 million and $12.7 million as of March 31, 2023 and December 31, 2022, respectively. Refer to Note 6, "Investments in Nonconsolidated Affiliates," for additional information on Rezplot Systems LLC.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
5. Goodwill and Other Intangible Assets

Our intangible assets include goodwill, in-place leases, non-competition agreements, trademarks and trade names, customer relationships, franchise agreements and other intangible assets. These intangible assets are recorded in Goodwill and Other intangible assets, net on the Consolidated Balance Sheets.

Goodwill

The measurement periods for the valuation of assets acquired and liabilities assumed in a business combination end as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available but do not exceed 12 months. Adjustments in purchase price allocations may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined. These purchase accounting adjustments are presented under Other in the table below. Changes in the carrying amount of goodwill during the three months ended March 31, 2023 by reportable segment were as follows (in millions):

	December 31, 2022	Currency Translation Adjustment	Other(1)	March 31, 2023
Segment
MH	$467.4	$12.2	$62.0	$541.6
RV	9.5	—	—	9.5
Marina	541.5	—	—	541.5
Total	$1,018.4	$12.2	$62.0	$1,092.6
(1) During the three months ended March 31, 2023, adjustments in purchase price allocations resulted in the recognition of additional goodwill of $62.0 million in the MH segment, related to the Park Leisure business combination.

Other Intangible Assets, net

The gross carrying amounts and accumulated amortization of our intangible assets were as follows (in millions):

		March 31, 2023		December 31, 2022
Other Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	2 months - 13 years	$166.0	$(139.0)	$165.7	$(135.4)
Non-competition agreements	5 years	10.5	(4.5)	10.5	(4.1)
Trademarks and trade names	3 - 15 years	81.0	(6.8)	81.2	(5.5)
Customer relationships	4 - 17 years	131.5	(27.8)	131.5	(24.7)
Franchise agreements and other intangible assets	1 - 27 years	48.3	(10.0)	48.3	(8.9)
Total finite-lived assets		$437.3	$(188.1)	$437.2	$(178.6)
Indefinite-lived assets - Trademarks and trade names	N/A	141.0	—	140.9	—
Indefinite-lived assets - Other	N/A	2.5	—	2.5	—
Total indefinite-lived assets		$143.5	$—	$143.4	$—
Total		$580.8	$(188.1)	$580.6	$(178.6)

Amortization expenses related to our Other intangible assets were as follows (in millions):

	Three Months Ended
Other Intangible Asset Amortization Expense	March 31, 2023	March 31, 2022
In-place leases	$3.6	$4.6
Non-competition agreements	0.5	0.5
Trademarks and trade names	1.5	0.2
Customer relationships	3.2	2.8
Franchise fees and other intangible assets	0.9	0.6
Total	$9.7	$8.7

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
We anticipate amortization expense for Other intangible assets to be as follows for the next five years (in millions):

	Remainder 2023	2024	2025	2026	2027
In-place leases	$7.0	$7.1	$6.2	$3.5	$2.0
Non-competition agreements	1.6	2.1	2.1	0.1	—
Trademarks and trade names	4.6	5.2	5.2	5.2	5.2
Customer relationships	9.5	12.7	12.7	12.2	12.2
Franchise agreements and other intangible assets	3.0	3.3	3.1	2.9	2.6
Total	$25.7	$30.4	$29.3	$23.9	$22.0

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

RezPlot Systems LLC ("Rezplot")
At March 31, 2023 and December 31, 2022, we had a 49.1% and 48.9% ownership interest, respectively, in RezPlot, a RV reservation software technology company, which interest we acquired in January 2019.

Sungenia Joint Venture ("Sungenia JV")
At March 31, 2023 and December 31, 2022, we had a 50.0% ownership interest in Sungenia JV, a joint venture formed between us and Ingenia Communities Group in November 2018, to establish and grow a manufactured housing community development program in Australia.

GTSC LLC ("GTSC")
At March 31, 2023 and December 31, 2022, we had a 40.0% ownership interest in GTSC, which engages in acquiring, holding and selling loans secured, directly or indirectly, by manufactured homes located in our communities.

SV Lift, LLC ("SV Lift")
At March 31, 2023 and December 31, 2022, we had a 50.0% ownership interest in SV Lift, which owns, operates and leases an aircraft.

The investment balance in each nonconsolidated affiliate was as follows (in millions):

Investment	March 31, 2023	December 31, 2022
Investment in RezPlot	$—	$—
Investment in Sungenia JV	45.1	44.5
Investment in GTSC	40.8	54.5
Investment in SV Lift	2.2	2.3
Total	$88.1	$101.3

The income / (loss) from each nonconsolidated affiliate is as follows (in millions):

	Three Months Ended
Income / (Loss) from Nonconsolidated Affiliates	March 31, 2023	March 31, 2022
RezPlot equity loss	$(1.5)	$(0.7)
Sungenia JV equity income	0.6	0.6
GTSC equity income	1.0	1.2
SV Lift equity loss	(0.3)	(0.2)
Total Income / (Loss) from Nonconsolidated Affiliates	$(0.2)	$0.9

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The change in the GTSC investment balance is as follows (in millions):

	Three Months Ended	Year Ended
	March 31, 2023	December 31, 2022
Beginning balance	$54.5	$35.7
Contributions	2.2	37.4
Distributions	(12.4)	(22.5)
Equity earnings	1.0	5.9
Fair value adjustment	(4.5)	(2.0)
Ending Balance	$40.8	$54.5

The change in the Sungenia JV investment balance is as follows (in millions):

	Three Months Ended	Year Ended
	March 31, 2023	December 31, 2022
Beginning balance	$44.5	$36.2
Cumulative translation adjustment	—	(3.0)
Contributions	—	9.1
Equity earnings	0.6	2.2
Ending Balance	$45.1	$44.5

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the assets and liabilities of our consolidated VIEs, with the exception of the Operating Partnership, included in our Consolidated Balance Sheets after eliminations (in millions):

	March 31, 2023	December 31, 2022
Assets
Investment property, net	$782.3	$739.7
Cash, cash equivalents and restricted cash	11.0	14.1
Other intangible assets, net	12.7	13.0
Other assets, net	5.7	10.5
Total Assets	$811.7	$777.3

Liabilities and Other Equity
Secured debt	$22.0	$22.2
Unsecured debt	35.2	35.2
Advanced reservation deposits and rent	34.1	13.8
Accrued expenses and accounts payable	20.6	11.8
Other liabilities	1.2	1.4
Total Liabilities	113.1	84.4
Temporary equity	39.0	41.3
Total Liabilities and Other Equity	$152.1	$125.7

Total assets related to the consolidated VIEs, with the exception of the Operating Partnership, comprised 4.7% and 4.5% of our consolidated total assets at March 31, 2023 and December 31, 2022, respectively. Total liabilities comprised 1.2% and 0.9% of our consolidated total liabilities at March 31, 2023 and December 31, 2022, respectively. Equity Interests and Noncontrolling interests related to the consolidated VIEs, on an absolute basis, comprised less than 1.0% of our consolidated total equity at March 31, 2023 and December 31, 2022, respectively.

8. Debt and Line of Credit

The following table sets forth certain information regarding debt including premiums, discounts and deferred financing costs (in millions, except for statistical information):

	Carrying Amount		Weighted Average Years to Maturity		Weighted Average Interest Rates
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Secured Debt(1)	$3,386.4	$3,217.8	9.8	10.2	3.811%	3.723%
Unsecured Debt
Senior unsecured notes(2)	2,175.6	1,779.6	8.2	8.1	3.375%	2.9%
Line of credit and other debt(3)	1,838.1	2,130.6	2.4	2.8	4.638%	4.417%
Preferred equity - Sun NG Resorts - mandatorily redeemable	35.2	35.2	1.5	1.8	6.0%	6.0%
Preferred OP units - mandatorily redeemable	26.7	34.0	0.8	3.1	6.5%	5.921%
Total Unsecured Debt	4,075.6	3,979.4
Total Debt	$7,462.0	$7,197.2	7.4	7.4	3.908%	3.746%
(1) Balances at March 31, 2023 and December 31, 2022 include $0.1 million of net debt premium, respectively, and $16.2 million and $14.6 million of deferred financing costs, respectively.
(2) Balances at March 31, 2023 and December 31, 2022 include $7.0 million and $6.1 million of net debt discount, respectively, and $17.4 million and $14.3 million of deferred financing costs, respectively. Weighted average interest rates include the impact of hedge activity.
(3) Balance at March 31, 2023 and December 31, 2022 includes $2.7 million and $3.0 million of deferred financing costs, respectively. Weighted average interest rates include the impact of hedge activity.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Secured Debt

Secured debt consists of mortgage term loans. During the three months ended March 31, 2023, no mortgage term loans were paid off. During the year ended December 31, 2022, we paid off the following mortgage term loans during the quarters presented below (in millions, except for statistical information):

Period	Repayment Amount		Fixed Interest Rate	Maturity Date	Loss on Extinguishment of Debt
Three months ended September 30, 2022	$318.0	(1)	4.81%	December 6, 2022 - September 6, 2024	$4.0
Three months ended June 30, 2022	$15.8		3.89%	October 1, 2022	$—
(1)Includes 17 mortgage term loans which were scheduled to mature from December 6, 2022 to September 6, 2024 that were secured by 35 properties.

During the three months ended March 31, 2023 and the year ended December 31, 2022, we entered into the following mortgage term loans during the quarters presented below (in millions, except for statistical information).

Period	Loan Amount		Term (in years)	Interest Rate	Maturity Date
Three months ended March 31, 2023	$85.0	(1)	3	5.0%	February 13, 2026
	$99.1	(2)	7 - 10	5.72%	April 1, 2030 - April 1, 2033
Three months ended December 31, 2022	$226.0	(3)	4 - 7	4.5%	June 15, 2026 - December 15, 2029
Three months ended September 30, 2022	$20.6	(4)(6)	25	3.65%	August 10, 2047
	$3.4	(5)(6)	25	3.65%	August 10, 2047
(1)Includes five existing encumbered properties.
(2)Includes 22 existing encumbered properties.
(3)Includes 18 existing encumbered properties.
(4)Represents a construction loan (undrawn as of March 31, 2023).
(5)Represents mortgage term loan.
(6)Represents loans jointly secured by one property.

The mortgage term loans, which total $3.4 billion as of March 31, 2023, are secured by 154 properties comprised of 61,624 sites representing approximately $2.7 billion of net book value.

Unsecured Debt

Senior Unsecured Notes

The following table sets forth certain information regarding our outstanding senior unsecured notes (in millions, except for statistical information). All senior unsecured notes include interest payments on a semi-annual basis in arrears, and are recorded in the Unsecured debt line item on the Consolidated Balance Sheets.

		Carrying Amount
	Principal Amount	March 31, 2023	December 31, 2022
5.7% notes, issued in January 2023 and due in January 2033(1)	$400.0	$395.4	N/A
4.2% notes, issued in April 2022 and due in April 2032	600.0	592.0	591.8
2.3% notes, issued in October 2021 and due in November 2028	450.0	446.3	446.2
2.7% notes, issued in June 2021 and October 2021, and due in July 2031	750.0	741.9	741.6
Total	$2,200.0	$2,175.6	$1,779.6
(1) In January 2023, the Operating Partnership issued $400.0 million of senior unsecured notes with an interest rate of 5.7% and a 10-year term, due January 15, 2033 (the "2033 Notes"). Interest on the notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2023. The net proceeds from the offering were $395.3 million, after deducting underwriters' discounts and estimated offering expenses. We used the net proceeds from the offering to repay borrowings outstanding under our Senior Credit Facility.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Line of Credit

In April 2022, in connection with the closing of the Park Holidays acquisition, the Operating Partnership (as borrower), SUI (as guarantor) , and certain lenders entered into Amendment No. 1 to the Fourth Amended and Restated Credit Agreement and Other Loan Documents (the "Credit Facility Amendment"), which amended our senior credit facility (the "Senior Credit Facility").

The Credit Facility Amendment increased the aggregate amount of our Senior Credit Facility to $4.2 billion with the ability to upsize the total borrowings by an additional $800.0 million, subject to certain conditions. The increased aggregate amount under the Senior Credit Facility consists of the following: (a) a revolving loan in an amount up to $3.05 billion and (b) a term loan facility of $1.15 billion, with the ability to draw funds from the combined facilities in U.S. dollars, Pound sterling, Euros, Canadian dollars and Australian dollars, subject to certain limitations. The Credit Facility Amendment extended the maturity date of the revolving loan facility to April 7, 2026. At our option that maturity date may be extended two additional six-month periods. In addition, the Credit Facility Amendment established the maturity date of the term loan facility under the Credit Facility Amendment as April 7, 2025, which may not be further extended.

Prior to the Credit Facility Amendment, the Senior Credit Facility permitted aggregate borrowings of up to $2.0 billion, with an accordion feature that allowed for additional commitments of up to $1.0 billion, subject to the satisfaction of certain conditions. Prior to the amendment, $500.0 million of available borrowings under the Senior Credit Facility were scheduled to mature on October 11, 2024, with the remainder scheduled to mature on June 14, 2025. We had no loss on extinguishment of debt related to the Senior Credit Facility during the three months ended March 31, 2023.

The Senior Credit Facility bears interest at a floating rate based on the Adjusted Term Secured Overnight Financing Rate ("SOFR"), the Adjusted Eurocurrency Rate, the Daily Risk Free Rate ("RFR"), the Australian Bank Bill Swap Bid Rate ("BBSY"), the Daily Sterling Overnight Index Average ("SONIA") Rate or the Canadian Dollar Offered Rate, as applicable, plus a margin, in all cases, which can range from 0.725% to 1.6%, subject to certain adjustments. As of March 31, 2023, the margins based on our credit ratings were 0.85% on the revolving loan facility and 0.95% on the term loan facility. During the three months ended March 31, 2023 and year ended December 31, 2022, we achieved sustainability related requirements resulting in a favorable 0.04% and 0.01% adjustments, respectively, to both margins.

At the lenders' option, the Senior Credit Facility will become immediately due and payable upon an event of default under the Credit Facility Amendment. We had $741.6 million and $1.1 billion of borrowings outstanding under the revolving loan as of March 31, 2023 and December 31, 2022, respectively. We also had $1.1 billion of borrowings outstanding under the term loan on the Senior Credit Facility as of March 31, 2023 and December 31, 2022, respectively. These balances are recorded in Unsecured debt on the Consolidated Balance Sheets.

The Senior Credit Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under the Senior Credit Facility, but does reduce the borrowing amount available. We had $4.8 million and $2.3 million of outstanding letters of credit at March 31, 2023 and December 31, 2022, respectively.

Bridge Loan Termination

In March 2022, we terminated our commitment letter with Citigroup Global Markets, Inc. ("Citigroup"), pursuant to which, Citigroup (on behalf of its affiliates), previously committed to lend us up to £950.0 million in Pound sterling, or approximately $1.2 billion converted at the March 31, 2022 exchange rate (the "Bridge Loan"). As of the date of termination, we did not have any borrowings outstanding under the Bridge Loan. During the year ended December 31, 2022, we recognized a Loss on extinguishment of debt in our Consolidated Statement of Operations of $0.3 million related to the termination of the Bridge Loan.

Unsecured Term Loan

In October 2019, we assumed a $58.0 million secured term loan facility related to an acquisition. The term loan initially had a four-year term ending October 29, 2023, and bore interest at a floating rate based on the Eurodollar rate or Prime rate plus a margin ranging from 1.2% to 2.05%. Effective July 1, 2021, the agreement was amended to release the associated collateral. The amendment extended the term loan facility maturity date to October 29, 2025 and adjusted the interest rate margin to a range from 0.8% to 1.6%. In August 2022, we amended the secured term loan facility to transition from the Eurodollar rate to SOFR. As of March 31, 2023, the margin based on our credit rating was 0.95%. The outstanding balance was $16.2 million at March 31, 2023 and $19.8 million at December 31, 2022, respectively. In accordance with the amended agreement, we achieved sustainability related requirements resulting in a favorable 0.01% adjustment to the margins. These balances are recorded in Unsecured debt on the Consolidated Balance Sheets.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Preferred Equity - Sun NG Resorts - Mandatorily Redeemable

In connection with the investment in Sun NG Resorts in June 2018, $35.3 million of mandatorily redeemable Preferred Equity ("Preferred Equity - Sun NG Resorts") was purchased by unrelated third parties. The Preferred Equity - Sun NG Resorts carries a preferred rate of return of 6.0% per annum. The Preferred Equity - Sun NG Resorts has a seven-year term ending June 1, 2025 and can be redeemed in the fourth quarter of 2024 at the holders' option. The Preferred Equity - Sun NG Resorts as of March 31, 2023 was $35.2 million. This balance is recorded within the Unsecured debt line item on the Consolidated Balance Sheets. Refer to Note 7, "Consolidated Variable Interest Entities," and Note 9, "Equity and Temporary Equity," for additional information.

Preferred OP Units - Mandatorily Redeemable

Preferred OP units at March 31, 2023 and December 31, 2022 include $26.7 million and $34.0 million of Aspen preferred OP units issued by the Operating Partnership, respectively. As of March 31, 2023, these units are convertible indirectly into 320,699 shares of our common stock.

In January 2020, we amended the Operating Partnership's partnership agreement. The amendment extended the automatic redemption date and reduced the annual distribution rate for 270,000 of the Aspen preferred OP units (the "Extended Units"). Subject to certain limitations, at any time prior to January 1, 2024 (or prior to January 1, 2034 with respect to the Extended Units), the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the average closing price of our common stock for the preceding ten trading days is $68.00 per share or less, 0.397 common OP units; or (b) if the 10-day average closing price is greater than $68.00 per share, the number of common OP units is determined by dividing (i) the sum of (A) $27.00 plus (B) 25.0% of the amount by which the 10-day average closing price exceeds $68.00 per share, by (ii) the 10-day average closing price. The current preferred distribution rate is 3.8% on the Extended Units and 6.5% on all other Aspen preferred OP units. On January 2, 2024 (or January 2, 2034 with respect to the Extended Units), we are required to redeem for cash all Aspen preferred OP units that have not been converted to common OP units. All of the Extended Units converted during the three months ended March 31, 2023. As of March 31, 2023, 988,819 of other Aspen preferred units were outstanding. These balances are recorded within the Unsecured debt line item on the Consolidated Balance Sheets.

Covenants

The mortgage term loans, senior unsecured notes and Senior Credit Facility are subject to various financial and other covenants. The most restrictive covenants are pursuant to (a) the terms of the Senior Credit Facility, which contains a minimum fixed charge coverage ratio, maximum leverage ratio, distribution ratio and variable rate indebtedness, and (b) the terms of the senior unsecured notes, which contain a total debt to total assets ratio, secured debt to total assets ratio, consolidated income available for debt service to debt service ratio and unencumbered total asset value to unsecured debt covenants ratio. At March 31, 2023, we were in compliance with all covenants.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

9. Equity and Temporary Equity

Temporary Equity

Redeemable Preferred OP Units

Temporary equity includes preferred securities that are redeemable for cash at the holder's option or upon the occurrence of an event that is not solely within our control based on a fixed or determinable price. These securities are not mandatorily redeemable for cash nor do they contain a fixed maturity date. The following table sets forth the various series of redeemable preferred OP units that were outstanding as of March 31, 2023 and December 31, 2022 and the related terms, and summarizes the balance included within Temporary Equity on our Consolidated Balance Sheets (in millions, except for statistical information):

Description	OP Units Outstanding	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption(3)	Redemption Period	March 31, 2023	December 31, 2022
Series D preferred OP units	488,958	0.8000	4.0%	Holder's Option	Any time after earlier of January 31, 2024 or death of holder	$47.7	$48.1
Series F preferred OP units	90,000	0.6250	3.0%	Holder's Option	Any time after earlier of May 14, 2025 or death of holder	8.7	8.7
Series G preferred OP units	239,710	0.6452	3.2%	Holder's Option	Any time after earlier of September 30, 2025 or death of holder	24.0	24.4
Series H preferred OP units	581,342	0.6098	3.0%	Holder's Option	Any time after earlier of October 30, 2025 or death of holder	56.3	56.7
Series J preferred OP units	239,000	0.6061	2.85%	Holder's Option	During the 30-day period following a change of control of the Company or any time after April 21, 2026	23.3	23.6
Series K preferred OP units	1,000,000	0.5882	4.0%	Holder's Option	Within 60 days after March 23, 2028	99.9	—
Total	2,639,010					$259.9	$161.5
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

Series K Preferred OP Units - On March 23, 2023, we issued 1,000,000 Series K preferred OP units in connection with the acquisition of the Savannah Yacht Center. The Series K preferred OP units have a stated issuance price of $100.00 per OP unit and carry a preferred return of 4.0%. Subject to certain limitations, at any time after its issuance date, each Series K preferred OP unit will be exchangeable into that number of our common OP units equal to the quotient (the "Series K Exchange Rate") obtained by dividing $100.00 by $170.00, (the "Series K Conversion Price"), (as such ratio is subject to adjustment for certain capital events). Each Common OP unit is exchangeable for one share of our common stock. Subject to certain limitations, the holders of Series K Preferred Units will have the right to cause SCOLP to redeem all or a portion of their Series K Preferred Units for $100.00 per unit (plus any accrued but unpaid distributions) within 60 days after the fifth anniversary of the issuance date of the Series K preferred OP units. SCOLP will have the right to cause the holders of Series K preferred OP units to exchange the Series K preferred OP units into Common OP units at the Series K Exchange Rate (i) within 60 days after the fifth anniversary of the issuance date of the Series K Preferred Units or (ii) if at any time the trading price of the Company's common stock for each of the preceding 60 trading days is equal to or greater than 120% of the Series K Conversion Price. As of March 31, 2023, 1,000,000 Series K preferred OP units were outstanding. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Redeemable Equity Interests

The following table summarizes the redeemable equity interests included in Temporary Equity on our Consolidated Balance Sheets (in millions):

Equity Interest	Description	March 31, 2023	December 31, 2022
FPG Sun Moreno Valley 66 LLC	In connection with the investment in land for future development in the city of Moreno Valley, California, at the property known as FPG Sun Moreno Valley 66 LLC	$0.1	$0.1
Solar Energy Project CA II LLC	A joint venture that operates and maintains solar energy equipment in select California communities	4.3	4.2
Solar Energy Project LLC	A joint venture that operates and maintains solar energy equipment in select California communities	2.0	1.9
Solar Energy Project III LLC	A joint venture that operates and maintains solar energy equipment in select Arizona and California communities	1.9	0.3
FPG Sun Menifee 80 LLC	In connection with the investment in land for future development in the city of Menifee in California, at the property known as FPG Sun Menifee 80 LLC	0.1	0.1
NG Sun Whitewater LLC	In connection with the investment in land at the property known as Whitewater	2.5	3.2
NG Sun LLC	In connection with the investment in Sun NG Resorts, a joint venture that operates a portfolio of RV communities in the U.S.	27.7	31.1
NG Sun Beaver Brook LLC	In connection with the investment in Sun NG Beaver Brook LLC, a joint venture that operates one RV communities in the U.S.	0.4	0.5
Total		$39.0	$41.4

Equity Interest - NG Sun LLC - In June 2018, in connection with the investment in Sun NG Resorts, unrelated third parties purchased $6.5 million of Series B preferred equity interests and $15.4 million of common equity interests in Sun NG Resorts (herein jointly referred to as "Equity Interest - NG Sun LLC"). In April and September 2020, in connection with certain acquisitions, $3.0 million of Series B preferred equity interests were converted to common equity interests. The Series B preferred equity interests carry a preferred return at a rate that, at any time, is equal to the interest rate on Sun NG Resorts' indebtedness at such time. The current rate of return is 5.0%. The Equity Interest - NG Sun LLC does not have a fixed maturity date and can be redeemed in the fourth quarters of 2024, 2025 or 2026 at the holders' option. Sun NG LLC, our subsidiary, has the right during certain periods each year, with or without cause, or for cause at any time, to elect to buy NG Sun LLC's interest. During a limited period in 2024, NG Sun LLC has the right to put its interest to Sun NG LLC. If either party exercises its option, the property management agreement will be terminated, and we are required to purchase the remaining interests of NG Sun LLC and the property management agreement at fair value. In December 2021, the operating agreement was amended and we paid Sun NG Resorts a contingent consideration earnout in the amount of $38.3 million. The contingent consideration payment was recognized as an additional purchase price payment within Land improvements and buildings in the Consolidated Balance Sheets, and within Acquisition of properties, net of cash acquired in the Consolidated Statement of Cash Flows. The Equity Interest - NG Sun LLC balance was $27.7 million and $31.1 million as of March 31, 2023 and December 31, 2022, respectively. Refer to Note 7, "Consolidated Variable Interest Entities," and Note 8, "Debt and Line of Credit," for additional information.

Permanent Equity

Universal Shelf Registration Statement

In April 2021, we filed a new universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was deemed automatically effective and provides for the registration of unspecified amounts of equity and debt securities. We have the authority to issue 200,000,000 shares of capital stock, of which 180,000,000 shares are common stock and 20,000,000 are shares of preferred stock, par value $0.01 per share. As of March 31, 2023, we had 124,421,717 shares of common stock issued and outstanding and no shares of preferred stock were issued and outstanding.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

At the Market Offering Sales Agreement

In December 2021, we entered into an At the Market Offering Sales Agreement with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock (the "Sales Agreement"), through the sales agents, acting as our sales agents or, if applicable, as forward sellers, or directly to the sales agents as principals for their own accounts. The sales agents and forward sellers are entitled to compensation in an agreed amount not to exceed 2.0% of the gross price per share for any shares sold under the Sales Agreement. We simultaneously terminated our prior sales agreement upon entering into the Sales Agreement. Through March 2023, we had entered into forward sales agreements under our Sales Agreement for an aggregate gross sales price of $160.6 million.

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

Issuances of Common Stock and OP Units in Connection with the Acquisition of Certain Properties

Issuances of Common Stock

In April 2022, we issued 186,044 shares of common stock with a value of $33.9 million in connection with the acquisition of Park Holidays.

Issuances of Common OP Units

Three Months Ended March 31, 2023 and 2022	Common OP Units Issued	Value at Issuance (in millions)	Related Acquisition
January 2023	31,289	$4.5	Fox Run
February 2022	14,683	$2.8	Jarrett Bay Boatworks

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Noncontrolling Interests - Common and Preferred OP Units

The following table summarizes the common and preferred OP units included within Noncontrolling interests on our Consolidated Balance Sheets (in millions, except for shares and statistical information):

Description	OP Units Outstanding	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption	Redemption Period	March 31, 2023	December 31, 2022
Common OP units	2,447,083	1.0000	Same distribution rate for common stock	N/A	N/A	$33.6	$31.5
Series A-1 preferred OP units	207,548	2.4390	6.0%	N/A	N/A	13.6	14.0
Series A-3 preferred OP units	40,268	1.8605	4.5%	N/A	N/A	2.7	2.7
Series C preferred OP units	305,948	1.1100	5.0%	N/A	N/A	23.1	23.6
Series E preferred OP units	80,000	0.6897	5.5%	N/A	N/A	6.8	6.9
Total	3,080,847					$79.8	$78.7
(1) Exchange rates are subject to adjustment upon stock splits, recapitalizations and similar events. The exchange rates of certain series of OP units are approximated to four decimal places.
(2) Distributions are payable on the issue price of each OP unit which is $100.00 per unit for all these preferred OP units.

Conversions

Conversions to Common Stock - Subject to certain limitations, holders can convert certain series of OP units to shares of our common stock at any time. Below is the activity of conversions during the three months ended March 31, 2023 and 2022:

		Three Months Ended
		March 31, 2023		March 31, 2022
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)	Units / Shares Converted	Common Stock(1)
Aspen preferred OP units	Various(2)	270,000	86,224	—	—
Common OP units	1.0000	2,910	2,910	1,260	1,260
Series A-1 preferred OP units	2.4390	—	—	2,694	6,568
Series C preferred OP units	1.1100	65	72	150	166
Series E preferred OP units	0.6897	—	—	5,000	3,448
Series G preferred OP units	0.6452	1,000	645	—	—
Series H preferred OP units	0.6098	25	15	—	—
Series J preferred OP units	0.6061	1,000	606	—	—
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.
(2)Refer to Note 8, "Debt and Line of Credit," for additional detail on Aspen preferred OP unit conversions.

Distributions

Distributions declared for the three months ended March 31, 2023 were as follows:

Common Stock, Common OP units and Restricted Stock Distributions	Record Date	Payment Date	Distribution Per Share	Total Distribution (in Millions)
March 31, 2023	3/31/2023	4/17/2023	$0.93	$118.0

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

10. Share-Based Compensation

As of March 31, 2023, we had two share-based compensation plans: the Sun Communities, Inc. 2015 Equity Incentive Plan (as amended, the "2015 Equity Incentive Plan") and the First Amended and Restated 2004 Non-Employee Director Option Plan (as amended, the "2004 Non-Employee Director Option Plan"). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future. Time based awards for directors generally vest over three years. Time based awards for key employees and executives generally vest over five years. Market condition awards for executives generally vest after three years.

During the three months ended March 31, 2023 and 2022, shares were granted as follows:

Grant Period	Type	Plan	Shares Granted	Grant Date Fair Value Per Share		Vesting Type
2023	Key Employees	2015 Equity Incentive Plan	220,258	$137.16	(1)	Time Based
2023	Executive Officers	2015 Equity Incentive Plan	62,800	$144.88	(1)	Time Based
2023	Executive Officers	2015 Equity Incentive Plan	82,200	$108.60	(2)	Market Condition	(3)
2023	Directors	2004 Non-Employee Director Option Plan	16,000	$148.12	(1)	Time Based
2022	Key Employees	2015 Equity Incentive Plan	138,510	$180.49	(1)	Time Based
2022	Executive Officers	2015 Equity Incentive Plan	66,000	$178.20	(1)	Time Based
2022	Executive Officers	2015 Equity Incentive Plan	91,500	$124.88	(2)	Market Condition	(3)
2022	Directors	2004 Non-Employee Director Option Plan	11,900	$197.00	(1)	Time Based
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

The vesting requirements for 203,898 and 230,411 restricted shares granted to our executives, directors and employees were satisfied during the three months ended March 31, 2023 and 2022, respectively.

We capitalize a portion of share-based compensation costs for employees who work directly on construction and development of our communities. We recognized the following share-based compensation costs during the three months ended March 31, 2023 and 2022 (in millions):

	March 31, 2023	March 31, 2022
Share-based compensation - expensed(1)	$9.6	$9.7
Share-based compensation - capitalized(2)	$0.7	$—
(1) Recorded within General and Administrative Expense on the Consolidated Income Statements.
(2) Capitalized to Land Improvements and Buildings on the Consolidated Balance Sheets.

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

The MH segment owns, operates, develops, or has an interest in, a portfolio of MH communities in the U.S. and the UK, and is in the business of acquiring, operating and developing ground-up MH communities to provide affordable housing solutions to residents. The MH segment in the U.S. also provides manufactured home sales and leasing services to tenants and prospective tenants of our communities. The MH segment in the UK provides holiday home sales and associated site license activities to holiday homeowners in our communities.

The RV segment owns, operates, develops, or has an interest in, a portfolio of RV communities and is in the business of acquiring, operating and developing ground-up RV communities in the U.S. and Canada. It also provides leasing services for vacation rentals within the RV communities.

The Marina segment owns, operates and develops marinas, and is in the business of acquiring and operating marinas in the U.S., with the majority of such marinas concentrated in coastal regions, and others located in various inland regions.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

A presentation of segment financial information is summarized as follows (in millions):

	Three Months Ended
	March 31, 2023				March 31, 2022
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Operating revenues	$338.2	$111.8	$180.3	$630.3	$269.1	$116.7	$147.9	$533.7
Operating expenses / Cost of sales	162.0	66.6	121.3	349.9	107.4	67.1	97.3	271.8
NOI	$176.2	$45.2	$59.0	$280.4	$161.7	$49.6	$50.6	$261.9
Adjustments to arrive at net income
Interest income				11.4				6.8
Brokerage commissions and other revenues, net				9.5				8.0
General and administrative expense				(63.9)				(55.7)
Catastrophic event-related charges, net				(1.0)				—
Business combination expense, net				(2.8)				(0.5)
Depreciation and amortization				(158.0)				(148.5)
Loss on extinguishment of debt (see Note 8)				—				(0.3)
Interest expense				(76.6)				(45.2)
Interest on mandatorily redeemable preferred OP units / equity				(1.0)				(1.0)
Loss on remeasurement of marketable securities				(19.9)				(34.5)
Loss on foreign currency exchanges				(2.7)				(2.2)
Gain / (loss) on dispositions of properties				(1.6)				13.4
Other expense, net				(1.0)				(0.6)
Gain / (loss) on remeasurement of notes receivable				(1.7)				0.2
Income / (loss) from nonconsolidated affiliates (see Note 6)				(0.2)				0.9
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates				(4.5)				0.1
Current tax expense				(3.9)				(1.3)
Deferred tax benefit				4.6				—
Net Income / (Loss)				(32.9)				1.5
Less: Preferred return to preferred OP units / equity interests				2.4				3.0
Less: Loss attributable to noncontrolling interests				(5.2)				(2.2)
Net Income / (Loss) Attributable to SUI Common Shareholders				$(30.1)				$0.7

	March 31, 2023				December 31, 2022
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Identifiable Assets
Investment property, net	$6,871.5	$3,808.2	$3,171.1	$13,850.8	$7,181.7	$3,744.3	$3,045.0	$13,971.0
Cash, cash equivalents and restricted cash	38.1	22.2	14.5	74.8	49.4	30.3	10.7	90.4
Marketable securities	68.3	37.2	—	105.5	82.4	44.9	—	127.3
Inventory of manufactured homes	209.4	23.1	—	232.5	189.1	13.6	—	202.7
Notes and other receivables, net	559.4	102.7	54.6	716.7	475.2	96.5	45.6	617.3
Goodwill	541.6	9.5	541.5	1,092.6	467.4	9.5	541.5	1,018.4
Other intangible assets, net	95.1	31.2	266.4	392.7	97.9	32.6	271.5	402.0
Other assets, net	603.2	51.3	243.7	898.2	356.1	63.0	236.0	655.1
Total Assets	$8,986.6	$4,085.4	$4,291.8	$17,363.8	$8,899.2	$4,034.7	$4,150.3	$17,084.2

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

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation, which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the three months ended March 31, 2023.

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

Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards, depreciation and basis differences between tax and GAAP. Our deferred tax assets that have a full valuation allowance relate to our taxable REIT subsidiaries. As of March 31, 2023, we had $230.4 million of net deferred tax liabilities, comprised of deferred tax assets, net of valuation allowance of $37.6 million, and deferred tax liabilities of $268.0 million. Additionally, we have $59.0 million of deferred tax liabilities that have been reclassified as real estate held for sale. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information. The deferred tax liability balance is comprised primarily of basis differences in our foreign investment in properties in the UK and Canada. As of December 31, 2022, we had $308.6 million of net deferred tax liabilities, comprised of deferred tax assets, net of valuation allowance of $49.8 million, and deferred tax liabilities of $340.8 million. The net deferred tax assets and deferred tax liabilities are recorded within Other assets and Other liabilities, respectively, on our Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.

We had no unrecognized tax benefits as of March 31, 2023 and 2022. We do not expect significant changes in tax positions that would result in unrecognized tax benefits within one year of March 31, 2023.

For the three months ended March 31, 2023 and 2022, we recorded current tax expense for federal, state, Canadian, Puerto Rican, and UK income taxes and Australian withholding taxes totaling $3.9 million and $1.3 million, respectively.

For the three months ended March 31, 2023, we recorded a deferred tax benefit of $4.6 million.

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

Our potentially dilutive securities include our potential common shares related to our forward equity offerings, our unvested restricted common shares, and our Operating Partnership outstanding common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series C preferred OP units, Series D preferred OP units, Series E preferred OP units, Series F preferred OP units, Series G preferred OP units, Series H preferred OP units, Series J preferred OP units, Series K preferred OP units and Aspen preferred OP Units, which, if converted or exercised, may impact dilution.

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

Computations of basic and diluted EPS were as follows (in millions, except for per share data):

	Three Months Ended
	March 31, 2023	March 31, 2022
Numerator
Net income / (loss) attributable to SUI common shareholders	$(30.1)	$0.7
Less: allocation to restricted stock awards	(0.1)	—
Basic earnings - net income / (loss) attributable to common shareholders after allocation to restricted stock awards	$(30.0)	$0.7
Add: allocation to restricted stock awards	(0.1)	—
Add: allocation to common and preferred OP units dilutive effect	(0.6)	—
Diluted earnings - net income / (loss) attributable to common shareholders after allocation to common and preferred OP units	$(30.7)	$0.7

Denominator
Weighted average common shares outstanding	123.3	115.3
Add: common shares dilutive effect: Forward Equity Offering	—	0.2
Add: dilutive restricted stock	0.4	0.4
Add: common and preferred OP units dilutive effect	2.5	—
Diluted weighted average common shares and securities	126.2	115.9
EPS Available to Common Shareholders After Allocation
Basic earnings / (loss) per share	$(0.24)	$0.01
Diluted earnings / (loss) per share	$(0.24)	$0.01

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We have excluded certain convertible securities from the computation of diluted EPS because the inclusion of those securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computation of diluted EPS as of March 31, 2023 and 2022 (in thousands):

	As of
	March 31, 2023	March 31, 2022
Common OP units	—	2,551
A-1 preferred OP units	208	272
A-3 preferred OP units	40	40
Aspen preferred OP units	989	1,284
Series C preferred OP units	306	306
Series D preferred OP units	489	489
Series E preferred OP units	80	85
Series F preferred OP units	90	90
Series G preferred OP units	240	241
Series H preferred OP units	581	581
Series I preferred OP units(1)	N/A	922
Series J preferred OP units	239	240
Series K preferred OP units	1,000	N/A
Total Securities	4,262	7,101
(1) All of our outstanding Series I preferred OP units converted during the year ended December 31, 2022.

14. Derivative Financial Instruments

Our objective and strategy in using interest rate derivatives is to manage exposure to interest rate movements, thereby minimizing the effect of interest rate changes and the effect they could have on future cash outflows (forecasted interest payments) on a forecasted issuance of long-term debt or on outstanding floating rate debt. We typically enter into treasury locks and interest rate swaps to accomplish this objective. We do not enter into derivative instruments for speculative purposes. We recognize derivative instruments at fair value on a recurring basis on the Consolidated Balance Sheets and classify the derivatives within Level 2 of the fair value hierarchy. We adjust our Consolidated Balance Sheets on a quarterly basis to reflect the current fair market value of the derivative instruments.

As of March 31, 2023, we held four interest rate swap contracts, which have each been designated as a cash flow hedge under ASC Topic 815, "Derivatives and Hedging." The risk being hedged is the interest rate risk related to forecasted debt issuance transactions and the benchmark interest rate used is the SOFR. Additionally, the interest rate risk related to outstanding floating rate debt is being hedged and the benchmark interest rate used is the SONIA Rate. The unrealized gains or losses on the derivative instruments are recorded in Accumulated other comprehensive income / (loss) and are reclassified to Interest expense on the Consolidated Statements of Operations during the same period in which the hedged transaction affects earnings. We estimate that $13.4 million will be reclassified as a reduction to Interest expense over the next 12 months for all of our outstanding cash flow hedges. Cash flow from these derivative instruments is classified in the same category as the cash flow items being hedged on the Consolidated Statements of Cash Flows.

During the three months ended March 31, 2023, we entered into one interest rate swap contract to hedge variable rate borrowings of £100.0 million (equivalent to $123.7 million on March 31, 2023). The interest rate swap locks in a total fixed rate, inclusive of spread, of 4.808% through the maturity date of April 7, 2025. We also entered into one forward starting interest rate swap contract with an aggregate notional value of $50.0 million to hedge interest rate risk associated with a potential future debt offering.

During the three months ended March 31, 2023, in connection with the 2033 Notes issuance, we settled two $100.0 million 10-year treasury rate lock contracts and one $50.0 million forward swap totaling $250.0 million and received a net settlement payment of $7.4 million. This lowered the effective interest rate on the 2033 Notes from 5.7% to 5.5%. As of the settlement date, the net accumulated gain included in AOCI is being reclassified into earnings as a reduction to interest expense on a straight-line basis over the 10-year term of the hedged transaction.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts (in millions):

	March 31, 2023			December 31, 2022
Derivatives designated as cash flow hedges	Notional	Fair Value of Assets(1)	Fair Value of Liabilities	Notional	Fair Value of Assets(1)	Fair Value of Liabilities
Interest rate derivatives	$668.4	$15.2	$—	$733.6	$32.0	$—
(1)Included within Other Assets, net on the Consolidated Balance Sheets.

Refer to Note 15, "Fair Value of Financial Instruments," for additional information related to the fair value methodology used for derivative financial instruments.

The following table presents the gains / (losses) on derivatives in cash flow hedging relationships recognized in Other Comprehensive Income (in millions):

	Three Months Ended
Derivatives designated as cash flow hedges	March 31, 2023	March 31, 2022
Interest rate derivatives	$(8.6)	$24.1

The following table presents the amount of gains / (losses) on derivative instruments reclassified from Accumulated Other Comprehensive Income into earnings (in millions):

	Financial Statement Classification	Three Months Ended
Derivatives designated as cash flow hedges		March 31, 2023	March 31, 2022
Interest rate derivatives	Interest expense	$2.3	$(1.1)

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Assets by Hierarchy Level

The table below sets forth our financial assets and liabilities (in millions) that required disclosure of fair value on a recurring basis as of March 31, 2023. The table presents the carrying values and fair values of our financial instruments as of March 31, 2023 and December 31, 2022, that were measured using the valuation techniques described above. The table excludes other financial instruments such as other receivables and accounts payable as the carrying values associated with these instruments approximate their fair value since their maturities are less than one year. These are classified as Level 1 in the hierarchy.

	March 31, 2023
	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$74.8	$74.8	$—	$—	$74.8
Marketable securities	105.5	105.5	—	—	105.5
Installment notes receivable on manufactured homes, net	62.2	—	—	62.2	62.2
Notes receivable from real estate developers and operators	435.0	—	—	435.0	435.0
Derivative assets	15.2	—	15.2	—	15.2
Total assets measured at fair value	$692.7	$180.3	$15.2	$497.2	$692.7

Financial Liabilities
Secured debt	$3,386.4	$—	$3,386.4	$—	$3,015.4
Unsecured debt
Senior unsecured notes	2,175.6	—	2,175.6	—	1,926.1
Line of credit and other unsecured debt	1,900.0	—	1,900.0	—	1,900.0
Total unsecured debt	4,075.6	—	4,075.6	—	3,826.1
Other financial liabilities (contingent consideration)	20.2	—	—	20.2	20.2
Total liabilities measured at fair value	$7,482.2	$—	$7,462.0	$20.2	$6,861.7

	December 31, 2022
	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$90.4	$90.4	$—	$—	$90.4
Marketable securities	127.3	127.3	—	—	127.3
Installment notes receivable on manufactured homes, net	65.9	—	—	65.9	65.9
Notes receivable from real estate developers and operators	305.2	—	—	305.2	305.2
Derivative assets	32.0	—	32.0	—	32.0
Total assets measured at fair value	$620.8	$217.7	$32.0	$371.1	$620.8

Financial Liabilities
Secured debt	$3,217.8	$—	$3,217.8	$—	$2,814.1
Unsecured debt
Senior unsecured notes	1,779.6	—	1,779.6	—	1,432.7
Line of credit and other unsecured debt	2,199.8	—	2,199.8	—	2,199.8
Total unsecured debt	3,979.4	—	3,979.4	—	3,632.5
Other financial liabilities (contingent consideration)	20.2	—	—	20.2	20.2
Total liabilities measured at fair value	$7,217.4	$—	$7,197.2	$20.2	$6,466.8

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

Marketable Securities
The fair value of marketable securities is measured by the quoted unadjusted share price which is readily available in active markets (Level 1). The change in the marketable securities balance was as follows (in millions):

	Three Months Ended	Year Ended
	March 31, 2023	December 31, 2022
Beginning Balance	$127.3	$186.9
Change in fair value measurement	(19.9)	(53.4)
Foreign currency translation adjustment	(1.9)	(7.7)
Dividend reinvestment, net of tax	—	1.5
Ending Balance	$105.5	$127.3

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

Notes Receivable from Real Estate Developers and Operators

Notes receivable from real estate developers and operators are recorded at fair value and are measured using model-derived indicative pricing using primarily unobservable inputs including interest rates and counterparty performance (Level 3). The carrying values of the notes generally approximate their fair market values either due to the nature of the note and / or the note being secured primarily by underlying real estate and real estate related collateral and / or personal guarantees. Refer to Note 4, "Notes and Other Receivables," for additional information.

Derivative Assets - Interest Rate Derivatives

Interest rate derivatives are recorded at fair value and consist of treasury rate lock contracts, interest rate swaps and forward swaps. The fair value of these financial instruments are measured using observable inputs based on the 10-year Treasury note rate, the SOFR and SONIA Rates, respectively (Level 2).

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Line of credit and other unsecured debt - consists primarily of our Senior Credit Facility. We have variable rates on our Senior Credit Facility. The fair value of the debt with variable rates approximates carrying value as the interest rates of these amounts approximate market rates. The estimated fair value of our indebtedness as of March 31, 2023 approximated its gross carrying value.

Other Financial Liabilities

We estimate the fair value of contingent consideration liabilities based on valuation models using significant unobservable inputs that generally consider discounting of future cash flows using market interest rates and adjusting for non-performance risk over the remaining term of the liability (Level 3).

Level 3 Reconciliation, Measurements and Transfers

We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. Availability of secondary market activity and consistency of pricing from third-party sources impacts our ability to classify securities as Level 2 or Level 3. There were no transfers into or out of Level 3 during the three months ended March 31, 2023.

The following tables summarize changes to our financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three months ended March 31, 2023 and 2022 (in millions):

	March 31, 2023			March 31, 2022
Assets:	Installment Notes Receivable on MH, net	Notes Receivable From Real Estate Developers and Operators	Warrants	Installment Notes Receivable on MH, net	Notes Receivable From Real Estate Developers and Operators	Warrants
Level 3 beginning balance at December 31, 2022 and 2021	$65.9	$305.2	$—	$79.1	$284.0	$—
Realized gains / (losses)(1)	(1.7)	—	(0.4)	0.2	—	(0.6)
Purchases and issuances	0.1	124.3	0.4	0.9	30.5	1.2
Sales and settlements	(2.1)	(3.0)	—	(3.0)	(4.1)	—
Dispositions of properties	—	—	—	—	—	—
Foreign currency exchange gain / (losses)	—	8.5	—	—	(6.0)	—
Level 3 ending balance at March 31, 2023 and 2022	$62.2	$435.0	$—	$77.2	$304.4	$0.6
(1) Includes realized gains / (losses) recorded in earnings within the following line items on the Consolidated Income Statements: Warrants - Income from nonconsolidated affiliates; Installment Notes Receivable on MH, net - Gain on remeasurement of notes receivable.

	March 31, 2023	March 31, 2022
Liabilities:	Contingent Consideration	Contingent Consideration
Level 3 beginning balance December 31, 2022 and 2021	$20.2	$20.2
Level 3 ending balance at March 31, 2023 and 2022(1)	$20.2	$20.2
(1) There was no activity related to the Contingent consideration liability during the three months ended March 31, 2023 and 2022.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available as of March 31, 2023. As such, our estimates of fair value could differ significantly from the actual carrying value.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

16. Commitments and Contingencies

Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

Catastrophic Event-Related Charges - Hurricane Ian

In September 2022, Hurricane Ian made landfall on Florida's western coast. The storm primarily affected three properties in the Fort Myers area, comprising approximately 2,500 sites. These properties sustained significant flooding and wind damage from the hurricane. At other affected MH and RV properties, most of the damage was limited to trees, roofs, fences, skirting and carports. At affected marina properties, docks, buildings, and landscaping sustained wind and water damage.

We maintain property, casualty, flood and business interruption insurance for our community portfolio, subject to customary deductibles and limits. The table below sets forth estimated insurance recoveries (in millions):

Three Months Ended March 31, 2023
Total estimated insurance receivable - December 31, 2022	$54.9
Change in estimated insurance recoveries	22.1
Advances from insurer	(13.5)
Total estimated insurance receivable - March 31, 2023	$63.5

The foregoing estimates are based on current information available, and we continue to assess these estimates. Actual charges and, insurance recoveries could vary significantly from these estimates. Any changes to these estimates will be recognized in the period(s) in which they are determined.

Changes in estimated insurance recoveries related to Hurricane Ian during the three months ended March 31, 2023 were primarily the result of incremental costs that exceeded the applicable deductible.

Expected insurance recoveries for lost earnings and redevelopment costs greater than asset impairment charges for the three Fort Myers, Florida properties were excluded from our Consolidated Statements of Operations for the three months ended March 31, 2023. We are actively working with our insurer on the related claims. The three Fort Myers, Florida RV communities will require redevelopment, followed by a tenant lease-up period. As such, we currently cannot estimate a date when operating results will be restored to pre-hurricane levels. Our business interruption insurance policy provides for up to 60 months of coverage from the date of restoration.

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

Future minimum lease payments under non-cancellable leases as of March 31, 2023 where we are the lessee include:

Maturity of Lease Liabilities (in millions)	Operating Leases	Finance Leases	Total
2023 (excluding three months ended March 31, 2023)	$10.2	$0.6	$10.8
2024	13.7	4.6	18.3
2025	13.2	0.5	13.7
2026	11.6	0.5	12.1
2027	9.7	0.5	10.2
Thereafter	240.6	20.3	260.9
Total Lease Payments	$299.0	$27.0	$326.0
Less: Imputed interest	(139.0)	(12.8)	(151.8)
Present Value of Lease Liabilities	$160.0	$14.2	$174.2

Right-of-use ("ROU") assets and lease liabilities for finance and operating leases as included in our Consolidated Balance Sheets are as follows (in millions):

	Financial Statement Classification	As of
Description		March 31, 2023	December 31, 2022
Lease Assets
Finance lease, right-of-use asset, net of accumulated amortization	Investment property, net	$32.8	$32.2
Operating lease, right-of-use asset, net	Other assets, net	$186.8	$189.4
Below market operating leases, net	Other assets, net	$90.3	$90.9
Lease Liabilities
Finance lease liabilities	Other liabilities	$14.2	$15.0
Operating lease liabilities	Other liabilities	$160.0	$160.3

Lease expense for finance and operating leases as included in our Consolidated Statements of Operations are as follows (in millions):

		Three Months Ended
Description	Financial Statement Classification	March 31, 2023	March 31, 2022
Finance Lease Expense
Amortization of ROU assets	Depreciation and amortization	$0.7	$—
Interest on lease liabilities	Interest expense	0.2	0.1
Operating lease cost	General and administrative expense, Property operating and maintenance, Depreciation and amortization	4.6	3.8
Variable lease cost	Property operating and maintenance	1.6	1.6
Short term lease cost	Property operating and maintenance	—	—
Total Lease Expense		$7.1	$5.5

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Lease term, discount rates and additional information for finance and operating leases are as follows:

As of
March 31, 2023
Lease Term and Discount Rate
Weighted-average Remaining Lease Terms (years)
Finance lease	36.23
Operating lease	34.11
Weighted-average Discount Rate
Finance lease	3.38%
Operating lease	3.80%

	Three Months Ended
	March 31, 2023	March 31, 2022
Other Information (in millions)
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flow from operating leases	$3.3	$2.4
Financing cash flow from finance leases	5.9	0.1
Total Cash Paid On Lease Liabilities	$9.2	$2.5

Lessor Accounting

We are not the lessor for any finance leases at our MH, RV or Marina properties as of March 31, 2023.

Nearly all of our operating leases with our residents and customers at our MH and RV properties where we are the lessor are either month-to-month or for a time period not to exceed one year. As of March 31, 2023, future minimum lease payments with our residents or customers would not exceed 12 months.

We do not have any operating leases with real estate operators on our MH properties. At our RV communities and marinas, future minimum lease payments under non-cancellable leases with real estate operators where we are the lessor include the following as of March 31, 2023:

Maturity of Lease Payments (in millions)	Operating Leases
2023 (excluding the three months ended March 31, 2023)	$21.6
2024	19.4
2025	10.9
2026	6.9
2027	6.1
Thereafter	53.1
Total Undiscounted Cash Flows	$118.0

The components of lease income for our operating leases, as included in our Consolidated Statement of Operations are as follows (in millions):

		Three Months Ended
Description	Financial Statement Classification	March 31, 2023	March 31, 2022
Operating Leases
Fixed lease income	Income from real property; Brokerage commissions and other revenue, net	$7.9	$7.1
Variable lease income(1)	Income from real property; Brokerage commissions and other revenue, net	$1.5	$0.7
(1)Consists of rent primarily based on a percentage of acquisition costs and net operating income.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Failed Sale Leaseback

In connection with our acquisition of Park Holidays, we assumed ground lease arrangements for 34 UK properties that we concluded to be failed sale-leaseback transactions under ASC Topic 842, "Leases." The arrangements have maturities ranging from 2117 through 2197 with an option to repurchase for £1.00 at the end of the term. The obligation related to the underlying ground leases has been recorded as a financial liability of $337.5 million as of March 31, 2023. The financial liability is recorded within Other Liabilities on the Consolidated Balance Sheets. The following table presents the future minimum rental payments for this financial liability as of March 31, 2023:

Maturity of Financial Liability (in millions)	March 31, 2023
2023 (excluding three months ended March 31, 2023)	$5.9
2024	11.3
2025	11.6
2026	11.7
2027	11.8
Thereafter	1,623.0
Total Payments	$1,675.3
Less: Imputed interest	(1,337.8)
Present Value of Financial Liability	$337.5

18. Recent Accounting Pronouncements

Recent Accounting Pronouncements - Adopted

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional guidance for accounting for contracts, hedging relationships and other transactions affected by the reference rate reform, if certain criteria are met. The provisions of this standard are available for election through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848," which defers the sunset date for Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. As of December 31, 2022, all of our debt and derivative instruments were converted from LIBOR to alternative reference rates. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements as the majority of our debt has fixed interest rates.

19. Subsequent Events

We have evaluated our Consolidated Financial Statements for subsequent events through the date that this Form 10-Q was issued.

SUN COMMUNITIES, INC.
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes, along with our 2022 Annual Report.

OVERVIEW

We are a fully integrated REIT. As of March 31, 2023, we owned and operated, directly or indirectly, or had an interest in, a portfolio of 671 developed properties located in the U.S., the UK and Canada, including 354 MH communities, 182 RV communities and 135 marinas. We have been in the business of acquiring, operating, developing and expanding MH and RV communities since 1975 and marinas since 2020. We lease individual sites with utilities access for placement of manufactured homes, RVs or boats to our customers. In the U.S., we are also engaged in the marketing, selling and leasing of new and pre-owned homes to current and future residents in our MH communities. In the UK, we provide holiday home sales and associated site license activities to holiday homeowners in our MH communities. The Rental Program operations within our MH communities support and enhance our occupancy levels, property performance and cash flows.

SIGNIFICANT ACCOUNTING POLICIES

We have identified significant accounting policies that, as a result of the judgments, uncertainties and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition or results of operations under different conditions or using different assumptions. Details regarding significant accounting policies are described fully in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

NOI

Total Portfolio NOI - NOI is derived from property operating revenues minus property operating expenses and real estate taxes. NOI is a non-GAAP financial measure that we believe is helpful to investors as a supplemental measure of operating performance because it is an indicator of the return on property investment and provides a method of comparing property performance over time. We use NOI as a key measure when evaluating performance and growth of particular properties and / or groups of properties. The principal limitation of NOI is that it excludes depreciation, amortization, interest expense and non-property specific expenses such as general and administrative expenses, all of which are significant costs. Therefore, NOI is a measure of the operating performance of our properties rather than of the Company overall. We believe that NOI provides enhanced comparability for investor evaluation of properties' performance and growth over time.

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

SUN COMMUNITIES, INC.
Same Property NOI - This is a management tool used when evaluating performance and growth of our Same Property portfolio. We define same properties as those we have owned and operated continuously since January 1, 2022. Same properties exclude ground-up development properties, acquired properties and properties sold after December 31, 2021. The Same Property data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions or unique situations. Same Property NOI does not include the revenues and expenses related to home sales, service, retail, dining and entertainment activities at the properties. We believe that same property NOI is helpful to investors as a supplemental comparative performance measure of the income generated from the Same Property portfolio from one period to the next.

FFO

FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as GAAP net income (loss), excluding gains (or losses) from sales of depreciable operating property, plus real estate related depreciation and amortization, real estate related impairments, and after adjustments for unconsolidated partnerships and joint ventures. FFO is a non-GAAP financial measure that management believes is a useful supplemental measure of our operating performance. By excluding gains and losses related to sales of previously depreciated operating real estate assets, real estate related to impairment and real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not readily apparent from GAAP net income (loss). Management believes the use of FFO has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful.

Core FFO - In addition, we use FFO excluding certain gain and loss items that management considers unrelated to the operational and financial performance of our core business ("Core FFO").

We believe that Core FFO provide enhanced comparability for investor evaluations of period-over-period results. We believe that GAAP net income (loss) is the most directly comparable measure to FFO. The principal limitation of FFO is that it does not replace GAAP net income (loss) as a financial performance measure or GAAP cash flow from operating activities as a measure of our liquidity. Because FFO excludes significant economic components of GAAP net income (loss) including depreciation and amortization, FFO should be used as a supplement to GAAP net income (loss) and not as an alternative to it. Furthermore, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. FFO is calculated in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that interpret the NAREIT definition differently.

Catastrophic Event-Related Charges - Hurricane Ian

In September 2022, Hurricane Ian made landfall on Florida's western coast. The storm primarily affected three properties in the Fort Myers area, comprising approximately 2,500 sites. These properties sustained significant flooding and wind damage from the hurricane. At other affected MH and RV properties, most of the damage was limited to trees, roofs, fences, skirting and carports. At affected marina properties, docks, buildings, and landscaping sustained wind and water damage.

We maintain property, casualty, flood and business interruption insurance for our community portfolio, subject to customary deductibles and limits. As of March 31, 2023 estimated insurance recoveries of $63.5 million related to Hurricane Ian were recorded in Notes and other receivables, net on the Consolidated Balance Sheets. During the three months ended March 31, 2023, we received insurance recoveries of $13.5 million.

The foregoing estimates are based on current information available, and we continue to assess these estimates. Actual charges and, insurance recoveries could vary significantly from these estimates. Any changes to these estimates will be recognized in the period(s) in which they are determined.

Changes in estimated insurance recoveries related to Hurricane Ian during the three months ended March 31, 2023 were primarily the result of incremental costs that exceeded the applicable deductible.

Expected insurance recoveries for lost earnings and redevelopment costs greater than asset impairment charges for the three Fort Myers, Florida properties were excluded from our Consolidated Statements of Operations for the three months ended March 31, 2023. We are actively working with our insurer on the related claims. The three Fort Myers, Florida RV communities will require redevelopment, followed by a tenant lease-up period. As such, we currently cannot estimate a date when operating results will be restored to pre-hurricane levels. Our business interruption insurance policy provides for up to 60 months of coverage from the date of restoration.

SUN COMMUNITIES, INC.
RESULTS OF OPERATIONS

The following tables reconcile the Net income attributable to SUI common shareholders to NOI and summarize our consolidated financial results for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended
	March 31, 2023	March 31, 2022
Net Income / (Loss) Attributable to SUI Common Shareholders	$(30.1)	$0.7
Interest income	(11.4)	(6.8)
Brokerage commissions and other revenues, net	(9.5)	(8.0)
General and administrative	63.9	55.7
Catastrophic event-related charges, net	1.0	—
Business combination expense	2.8	0.5
Depreciation and amortization	158.0	148.5
Loss on extinguishment of debt (see Note 8)	—	0.3
Interest expense	76.6	45.2
Interest on mandatorily redeemable preferred OP units / equity	1.0	1.0
Loss on remeasurement of marketable securities (see Note 15)	19.9	34.5
Loss on foreign currency exchanges	2.7	2.2
(Gain) / loss on disposition of property	1.6	(13.4)
Other expense, net	1.0	0.6
(Gain) / loss on remeasurement of notes receivable (see Note 4)	1.7	(0.2)
(Income) / loss from nonconsolidated affiliates (see Note 6)	0.2	(0.9)
(Gain) / loss on remeasurement of investment in nonconsolidated affiliates (see Note 6)	4.5	(0.1)
Current tax expense (see Note 12)	3.9	1.3
Deferred tax benefit (see Note 12)	(4.6)	—
Preferred return to preferred OP units / equity interests	2.4	3.0
Add: Loss attributable to noncontrolling interests	(5.2)	(2.2)
NOI	$280.4	$261.9

	Three Months Ended
	March 31, 2023	March 31, 2022
Real property NOI	$254.7	$237.6
Home sales NOI	23.1	18.8
Service, retail, dining and entertainment NOI	2.6	5.5
NOI	$280.4	$261.9

SUN COMMUNITIES, INC.
Seasonality of Revenue

The RV and marina industries are seasonal in nature, and the results of operations in any one period may not be indicative of results in future periods.

In the RV business, certain properties maintain higher occupancy during the summer months, while other properties maintain higher occupancy during the winter months. Based on the location of our properties with transient RV sites, our portfolio generally produces higher revenues between April and September than between October and March. As of March 31, 2023, we recognized $39.8 million of Real property - transient revenue in the first quarter. Real property-transient revenue for the year ended December 31, 2022 was recognized as follows:

	Real property - transient revenue (in millions)	For the Three Months Ended
Year		March 31	June 30	September 30	December 31	Total
2022	$334.5	12.7%	27.8%	45.8%	13.7%	100.0%

In the marina business, demand for wet slip storage increases during the summer months as customers contract for the summer boating season. Demand for dry storage increases during the winter season as weather patterns require boat owners to store their vessels on dry docks or within covered racks. As of March 31, 2023, we recognized $72.5 million of seasonal real property revenue in the first quarter. Seasonal real property revenue for the year ended December 31, 2022 was recognized as follows:

	Seasonal real property revenue (in millions)	For the Three Months Ended
Year		March 31	June 30	September 30	December 31	Total
2022	$310.2	20.1%	25.6%	29.0%	25.3%	100.0%

SUN COMMUNITIES, INC.
Real Property Operations - Total Portfolio

The following tables reflect certain financial and other information for our real estate operations by segment as of and for the three months ended March 31, 2023 and 2022 (in millions, except for statistical information).

	Three Months Ended March 31, 2023							Three Months Ended March 31, 2022
	MH							MH
	North America	UK	Total MH	RV		Marinas	Total	North America	UK	Total MH	RV	Marinas	Total
Financial Information
Revenues
Real property (excluding transient)	$223.5	$27.5	$251.0	$61.8		$85.2	$398.0	$208.3	N/A	$208.3	$60.7	$73.8	$342.8
Real property - transient	0.5	1.4	1.9	37.8		3.7	43.4	0.5	N/A	0.5	42.0	2.5	45.0
Total operating revenues	224.0	28.9	252.9	99.6		88.9	441.4	208.8	N/A	208.8	102.7	76.3	387.8
Expenses
Property operating expenses	73.4	22.6	96.0	53.8		36.9	186.7	65.3	N/A	65.3	52.6	32.3	150.2
Real Property NOI	$150.6	$6.3	$156.9	$45.8		$52.0	$254.7	$143.5	N/A	$143.5	$50.1	$44.0	$237.6

Other information
Number of properties	299	55	354	182		135	671	295	N/A	295	180	128	603
Sites, wet slips and dry storage spaces
Sites, wet slips and dry storage spaces(a)	100,120	17,850	117,970	30,860		47,990	196,820	98,900	N/A	98,900	31,120	45,730	175,750
Transient RV sites(b)	N/A	N/A	—	30,870	(b)	N/A	30,870	N/A	N/A	N/A	29,270	N/A	29,270
Total	100,120	17,850	117,970	61,730		47,990	227,690	98,900	N/A	98,900	60,390	45,730	205,020

MH and Annual RV Occupancy	96.0%	90.1%	95.1%	100.0%		N/A	N/A	96.7%	N/A	96.7%	100.0%	N/A	N/A
(a) MH annual sites included 9,520 and 9,470 rental homes in the Company's Rental Program at the end of the three months ended March 31, 2023 and 2022, respectively.
(b) Transient RV sites for the quarter ended March 31, 2023 includes 3,260 UK sites.

For the three months ended March 31, 2023, the $17.1 million, or 7.2% increase in Real Property NOI as compared to the same period in 2022, consists of $7.2 million from Same Property MH, $2.0 million from Same Property RV, $6.0 million from Same Property Marina, $6.3 million from the UK operations and a $4.4 million decrease from other recently acquired or developed properties.

SUN COMMUNITIES, INC.
Real Property Operations - Same Property Portfolio
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

The following tables reflect certain financial and other information for our Same Property MH, RV and Marina portfolios as of and for the three months ended March 31, 2023 and 2022 (in millions, except for statistical information):

	Three Months Ended
	March 31, 2023						March 31, 2022					Total Change	% Change in Total(c)
	MH(a)		RV(a)		Marina	Total	MH(a)	RV(a)		Marina	Total
Financial information
Same Property Revenues
Real property (excluding transient)	$203.9		$57.4		$69.3	$330.6	$191.5	$49.6		$63.3	$304.4	$26.2	8.6%
Real property - transient	0.3		36.1		3.4	39.8	0.4	38.4		2.3	41.1	(1.3)	(3.2)%
Total Same Property operating revenues	204.2		93.5		72.7	370.4	191.9	88.0	88.0	65.6	345.5	24.9	7.2%
Same Property Expenses
Same Property operating expenses(b)(d)	53.9		47.0		26.9	127.8	48.8	43.5		25.8	118.1	9.7	8.2%
Real Property NOI(d)	$150.3		$46.5		$45.8	$242.6	$143.1	$44.5		$39.8	$227.4	$15.2	6.7%

Change	7.2		2.0		6.0	15.2
% Change	5.0%		4.4%		15.1%	6.7%
Other information		54,243		35,055
Number of properties	289		161		119	569	289	161		119	569
Sites, wet slips and dry storage spaces	98,630		54,540		41,000	194,170	97,750	54,240		40,830	192,820
(a) Same property results for our MH and RV properties reflect constant currency for comparative purposes. Canadian currency figures in the prior comparative period have been translated at the average exchange rate during the three months ended March 31, 2023 of $0.7396 USD per Canadian dollar.
(b) We netted total utilities revenues (which include utility reimbursement revenues from residents) of $27.3 million and $24.2 million for the three months ended March 31, 2023 and 2022, respectively, against related utility expenses.
(c) Percentages are calculated based on unrounded numbers.
(d) Total Same Property operating expenses consist of the following components for the periods shown (in millions), and exclude amounts invested into recently acquired properties to bring them up to the Company's standards.

	Three Months Ended		Change	% Change
	March 31, 2023	March 31, 2022
Payroll and benefits	$42.4	$39.7	$2.7	6.8%
Real estate taxes	27.7	25.2	2.5	9.9%
Supplies and repairs	14.2	14.6	(0.4)	(2.7)%
Utilities	14.4	14.9	(0.5)	(3.4)%
Legal, state / local taxes, and insurance	14.2	9.6	4.6	47.9%
Other	14.9	14.1	0.8	5.7%
Total Same Property Operating Expenses	$127.8	$118.1	$9.7	8.2%

SUN COMMUNITIES, INC.
Same Property Summary (in whole units)

	Three Months Ended
	March 31, 2023		March 31, 2022
	MH	RV	MH	RV
Number of properties	289	161	289	161

Sites
MH and Annual RV sites	98,630	30,600	97,750	28,460
Transient RV sites	N/A	23,940	—	25,780
Total	98,630	54,540	97,750	54,240

MH and Annual RV Occupancy
Occupancy(a)	96.8%	100.0%	96.8%	100.0%
Monthly base rent per site	$648	$568	$614	$524
% change(b)	5.4%	8.4%	N/A	N/A

Rental Program Statistics included in MH:
Number of occupied sites, end of period(c)	9,480	N/A	9,470	N/A
Monthly rent per site - MH Rental Program	$1,245	N/A	$1,136	N/A
% change(c)	9.6%	N/A	N/A	N/A
(a) Same Property adjusted blended occupancy for MH and RV combined increased to 98.6% at March 31, 2023, from 96.7% at March 31, 2022. The 190 basis points increase was driven by MH expansion fills and the conversion of transient RV sites to annual sites.
(b) Calculated using actual results without rounding.
(c) Occupied rental program sites in Same Property represents are included in total sites.

For the three months ended March 31, 2023 and 2022:

•The MH segment increase in NOI of $7.2 million, or 5.0%, when compared to the same period in 2022 is primarily due to an increase in Real property (excluding transient) revenue of $12.4 million, or 6.5%, partially offset by increased property operating expenses. Real property (excluding transient) revenue increased primarily due to a 5.4% increase in monthly base rent.

•The RV segment increase in NOI of $2.0 million, or 4.4%, when compared to the same period in 2022 is primarily due to an increase in Real property (excluding transient) revenue of $7.8 million, or 15.6%, combined with a reduction in property operating expenses. The increase in Real property - (excluding transient) revenue was primarily due to an 8.4% increase in monthly base rent and conversions of transient RV sites to annual RV sites.

•The Marina segment increase in NOI of $6.0 million, or 15.1%, when compared to the same period in 2022 is primarily due to the $6.0 million, or 9.5%, increase in Real property (excluding transient) revenue.

SUN COMMUNITIES, INC.
Home Sales Summary

We sell new and pre-owned homes to current and prospective residents and customers in our communities. This inventory is purchased from manufacturers, lenders, dealers, former residents or customers.

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended March 31, 2023 and 2022 (in millions, except for average selling price and statistical information):

	Three Months Ended
	March 31, 2023	March 31, 2022	Change	% Change
Financial Information
North America
Home sales	$47.2	$64.7	$(17.5)	(27.0)%
Home cost and selling expenses	36.6	45.9	(9.3)	(20.3)%
NOI	$10.6	$18.8	$(8.2)	(43.6)%
NOI margin %	22.5%	29.1%	(6.6)%

UK
Home sales	$39.1	N/A	N/A	N/A
Home cost and selling expenses	26.6	N/A	N/A	N/A
NOI	$12.5	N/A	N/A	N/A
NOI margin %	32.0%	N/A	N/A

Total
Revenue from home sales	$86.3	$64.7	$21.6	33.4%
Home cost and selling expenses	63.2	45.9	17.3	37.7%
Home sales NOI	$23.1	$18.8	$4.3	22.9%
NOI	26.8%	29.1%

Other Information
Total Units Sold:
North America	589	837	(248)	(29.6)%
UK	583	N/A	N/A	N/A
Total home sales	1,172	837	335	40.0%

Average Selling Price:
North America	$80,136	$77,300	2,836	3.7%
UK	$67,067	N/A	N/A	N/A
N/A = Not applicable.

NOI - North America
For the three months ended March 31, 2023, the 43.6% decrease in NOI is primarily driven by a 30.0% decrease in pre-owned home sales volume and an 8.7% decrease in pre-owned home sale gross margins as compared to the same period in 2022.

SUN COMMUNITIES, INC.
Other Items - Statements of Operations(1)

The following table summarizes other income and expenses for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended
	March 31, 2023	March 31, 2022	Change	% Change
Service, retail, dining and entertainment, net	$2.6	$5.5	$(2.9)	(52.7)%
Interest income	$11.4	$6.8	$4.6	67.6%
Brokerage commissions and other, net	$9.5	$8.0	$1.5	18.8%
General and administrative expense	$63.9	$55.7	$8.2	14.7%
Catastrophic event-related charges, net	$1.0	$—	$1.0	N/A
Business combinations	$2.8	$0.5	$2.3	N/M
Depreciation and amortization	$158.0	$148.5	$9.5	6.4%
Loss on extinguishment of debt (see Note 8)	$—	$0.3	$(0.3)	(100.0)%
Interest expense	$76.6	$45.2	$31.4	69.5%
Interest on mandatorily redeemable preferred OP units / equity	$1.0	$1.0	$—	—%
Loss on remeasurement of marketable securities (see Note 15)	$(19.9)	$(34.5)	$14.6	(42.3)%
Loss on foreign currency exchanges	$(2.7)	$(2.2)	$(0.5)	22.7%
Gain / (loss) on dispositions of properties	$(1.6)	$13.4	$(15.0)	N/M
Other expense, net	$(1.0)	$(0.6)	$(0.4)	66.7%
Gain / (loss) on remeasurement of notes receivable (see Note 4)	$(1.7)	$0.2	$(1.9)	N/M
Income / (loss) from nonconsolidated affiliates (see Note 6)	$(0.2)	$0.9	$(1.1)	N/M
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates (see Note 6)	$(4.5)	$0.1	$(4.6)	N/M
Current tax expense (see Note 12)	$(3.9)	$(1.3)	$(2.6)	200.0%
Deferred tax benefit (see Note 12)	$4.6	$—	$4.6	N/A
Preferred return to preferred OP units / equity interests	$2.4	$3.0	$(0.6)	(20.0)%
Loss attributable to noncontrolling interests	$(5.2)	$(2.2)	$(3.0)	136.4%
(1)Only items determined by management to be material, of interest, or unique to the periods disclosed above are explained below.
N/M = Percentage change is not meaningful.
N/A = Percentage change is not applicable.

Service, retail, dining and entertainment, net - for the three months ended March 31, 2023, decreased primarily due to increased costs of providing services at our various properties.

Interest income - for the three months ended March 31, 2023, increased primarily due to a higher interest rate charged and a larger loan balance provided to a real estate operator to fund investing and financing activities in the current period as compared to the same period in 2022.

General and administrative expense - for the three months ended March 31, 2023, increased primarily due to the acquisition of Park Holidays, and an increase in wages and incentives driven by growth in strategic initiatives as compared to the same period in 2022.

Catastrophic event-related charges, net - for the three months ended March 31, 2023, increased due to asset impairment charges of $6.5 million resulting from storm-related damages at one Marina property, partially offset by insurance recoveries primarily related to prior claims for Hurricane Irma.

Business combinations - for the three months ended March 31, 2023, increased primarily as a result of the UK 2022 business combinations. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

Depreciation and amortization - for the three months ended March 31, 2023, increased as a result of property acquisitions during 2022 and 2023. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.
Interest expense - for the three months ended March 31, 2023, increased due to the higher debt balance and increased interest rates as compared to the same period in 2022. Refer to Note 8, "Debt and Line of Credit," of our accompanying Consolidated Financial Statements for additional information.

Loss on remeasurement of marketable securities - for the three months ended March 31, 2023 was a loss of $19.9 million, as compared to a loss of $34.5 million during the same period in 2022 due to the fluctuation in the price of our publicly traded marketable securities. Refer to Note 15, "Fair Value of Financial Instruments," in our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on dispositions of properties - for the three months ended March 31, 2023, decreased due to the loss on the sale of two properties as compared to a gain on the sale of three properties during the same period in 2022. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on remeasurement of investment in nonconsolidated affiliates - for the three months ended March 31, 2023, was a loss of $4.5 million as compared to a gain of $0.1 million during the same period in 2022 due to the fluctuation of the determined fair value of our nonconsolidated affiliates. Refer to Note 6, "Investments in Nonconsolidated Affiliates," and Note 15, "Fair Value of Financial Instruments," in our accompanying Consolidated Financial Statements for additional information.

Current tax expense - for the three months ended March 31, 2023, increased due to income tax expense related to the disposition of two properties in the UK. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

Deferred tax benefit - for the three months ended March 31, 2023, was $4.6 million resulting from activity related to our acquisition of Park Holidays in the UK. Refer to Note 12, "Income Taxes," in our accompanying Consolidated Financial Statements for additional information.

Loss attributable to noncontrolling interests - for the three months ended March 31, 2023 increased due to a net loss as compared to net income in the same period in 2022.

SUN COMMUNITIES, INC.
RECONCILIATION OF NET INCOME / (LOSS) ATTRIBUTABLE TO SUI COMMON SHAREHOLDERS TO FFO

The following table reconciles Net income / (loss) attributable to SUI common shareholders to FFO for the three months ended March 31, 2023 and 2022 (in millions, except for per share amounts):

	Three Months Ended
	March 31, 2023	March 31, 2022
Net Income / (Loss) Attributable to SUI Common Shareholders	$(30.1)	$0.7
Adjustments
Depreciation and amortization	157.3	148.3
Loss on remeasurement of marketable securities	19.9	34.5
(Gain) / loss on remeasurement of investment in nonconsolidated affiliates	4.5	(0.1)
(Gain) / loss on remeasurement of notes receivable	1.7	(0.2)
(Gain) / loss on dispositions of properties, including tax effect	3.5	(13.4)
Add: Returns on preferred OP units	2.1	2.8
Add: Loss attributable to noncontrolling interests	(5.1)	(2.2)
Gain on dispositions of assets, net	(7.9)	(15.1)
FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities(1)	$145.9	$155.3

Adjustments
Business combination expense and other acquisition related costs(2)	6.5	3.1
Loss on extinguishment of debt	—	0.3
Catastrophic event-related charges, net	1.0	—
Loss of earnings - catastrophic event-related charges, net(3)	5.5	—
Loss on foreign currency exchanges	2.7	2.2
Other adjustments, net(4)	(3.6)	1.9
Core FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities(1)	$158.0	$162.8

Weighted Average Common Shares Outstanding - Basic	123.3	115.3
Add
Common shares dilutive effect from forward equity sale	—	0.2
Restricted stock	0.4	0.4
Common OP units	2.4	2.5
Common stock issuable upon conversion of certain preferred OP units	2.1	2.8
Weighted Average Common Shares Outstanding - Diluted	128.2	121.2

FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities Per Share	$1.14	$1.28

Core FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities Per Share	$1.23	$1.34
(1)The effect of certain anti-dilutive convertible securities is excluded from these items.
(2)These costs represent (i) nonrecurring integration expenses associated with acquisitions during the three months ended March 31, 2023, and 2022, (ii) costs associated with potential acquisitions that will not close, (iii) costs associated with the termination of the bridge loan commitment during the quarter ended March 31, 2022 related to the acquisition of Park Holidays and (iv) business combination expenses incurred to bring recently acquired properties up to the Company's operating standards, including items such as tree trimming and painting costs that do not meet the Company's capitalization policy.
(3)Adjustment related to estimated loss of earnings in excess of the applicable business interruption deductible in relation to our three Florida Keys communities that were impaired by Hurricane Irma and our three Fort Myers Florida RV communities that were impaired by Hurricane Ian, which had not yet been received from our insurer.
(4)Other adjustments, net include (i) deferred tax benefit, accelerated deferred compensation amortization, and long-term lease termination expense for the three months ended March 31, 2023, and (ii) RV rebranding non-recurring costs for the three months ended March 31, 2022.

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

Acquisition, development and expansion activities

Subject to market conditions, we intend to continue to identify opportunities to expand our development pipeline and acquire existing properties. We finance acquisitions through available cash, secured financing, draws on our Senior Credit Facility, the assumption of existing debt on properties and the issuance of debt and equity securities. The current higher interest rate environment may make it more expensive to finance acquisitions and fund developments and expansion. We will continue to evaluate acquisition and development opportunities that meet our underwriting criteria.

During the three months ended March 31, 2023, we acquired one MH community totaling 68 sites and 72 development sites, and one marina totaling 24 wet slips and dry storage spaces, for a total purchase price of approximately $107.0 million.

We have been focused on property ground-up development and expansion opportunities adjacent to our existing properties. During the three months ended March 31, 2023, we acquired three land parcels located in the U.S. and the UK for the potential development of nearly 1,250 sites, expanded our existing communities by over 130 sites and delivered over 200 sites at three ground-up development properties.

We continue to expand our properties utilizing our inventory of owned and entitled land. We have 15,870 MH and RV sites suitable for future development.

Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional detail on acquisitions completed to date.

SUN COMMUNITIES, INC.
Capital Expenditures

Our capital expenditures include lot modifications, growth projects, rebranding, acquisition-related capital expenditures, expansion and development construction costs, rental home purchases and recurring capital expenditures.

Our capital expenditure activity is summarized as follows (in millions):

	Three Months Ended
	March 31, 2023	March 31, 2022
Recurring Capital Expenditures	$20.8	$15.8

Non-Recurring Capital Expenditure and Related Activities
Lot Modifications	11.3	6.4
Growth Projects	29.7	22.7
Rebranding	2.0	3.7
Acquisition-related Capital Expenditures	71.6	62.6
Expansion and Development	89.1	47.4
Rental Program	77.3	28.9
Other	—	(4.8)
Total Non-Recurring Capital Expenditure and Related Activities	281.0	166.9
Total Capital Expenditure and Related Activities	$301.8	$182.7

Recurring capital expenditures

Property recurring capital expenditures are necessary to maintain asset quality, including purchasing and replacing assets used to operate the communities and marinas. Recurring capital expenditures at our MH and RV properties include items such as: major road, driveway and pool improvements; clubhouse renovations; adding or replacing streetlights; playground equipment; signage; maintenance facilities; manager housing and property vehicles. Recurring capital expenditures at our marinas include items such as: dredging, dock repairs and improvements, and equipment maintenance and upgrades. The minimum capitalized amount is five hundred dollars.

Non-Recurring Capital Expenditures and Related Activities

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

Growth projects - growth projects consist of revenue generating or expense reducing activities at MH, RV and marina properties. These include, but are not limited to, utility efficiency and renewable energy projects, site, slip or amenity upgrades such as the addition of a garage, shed or boat lift, and other special capital projects that substantiate an incremental rental increase.

Rebranding - rebranding includes new signage at our RV communities and costs of building an RV mobile application and updated website.

Acquisition-related capital expenditures - represent the purchase price paid for the existing operating properties and land parcels for future ground-up development and expansions activities plus the capital improvements identified during due diligence that will be needed to bring acquired properties up to our operating standards. Improvements subsequent to acquisition include upgrading clubhouses; landscaping; new street light systems; new mail delivery systems; pool renovations including larger decks, heaters and furniture; new maintenance facilities; lot modifications; and new signage including main signs and internal road signs. These are considered acquisition costs and although identified during due diligence, often require 24 to 36 months after closing to complete.

SUN COMMUNITIES, INC.
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

Cash Flow Activities

Our cash flow activities are summarized as follows (in millions):

	Three Months Ended
	March 31, 2023	March 31, 2022
Net Cash Provided by Operating Activities	$194.5	$225.7
Net Cash Used for Investing Activities	$(321.9)	$(484.2)
Net Cash Provided by Financing Activities	$111.6	$282.9
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$0.2	$—

Cash, cash equivalents and restricted cash decreased by $15.6 million from $90.4 million as of December 31, 2022, to $74.8 million as of March 31, 2023.

Operating activities - Net cash provided by operating activities decreased by $31.2 million to $194.5 million for the three months ended March 31, 2023, compared to $225.7 million for the three months ended March 31, 2022. The decrease in operating cash flow was primarily due to an increase in interest expense during the three months ended March 31, 2023 as compared to the corresponding period in 2022 due to the changing macroeconomic environment, partially offset by improved Same Property operating performance at our MH and RV communities and marinas.

Our net cash flows provided by operating activities from continuing operations may be adversely impacted by, among other things:

•the market and economic conditions in our current markets generally, and specifically in the metropolitan areas of our current markets;
•lower occupancy and rental rates of our properties;
•substantial increases in insurance premiums;
•increases in other operating costs, such as wage and benefit costs, real estate taxes and utilities;
•decreased sales of manufactured homes;
•current volatility in economic conditions and the financial markets; and
•the effects of the COVID-19 pandemic. See "Risk Factors" in Part I, Item 1A of our 2022 Annual Report.

Investing activities - Net cash used for investing activities decreased by $162.3 million to $321.9 million for the three months ended March 31, 2023, compared to $484.2 million for the three months ended March 31, 2022. The decrease in Net cash used for investing activities was primarily driven by a decrease in cash deployed to acquire properties during the three months ended March 31, 2023 as compared to the corresponding period in 2022. Refer to the Consolidated Statements of Cash Flows for detail on the net cash used for investing activities during the three months ended March 31, 2023 and 2022. Refer to Note 3, "Real Estate Acquisitions and Dispositions," and Note 4, "Notes and Other Receivables," in our accompanying Consolidated Financial Statements for additional information on acquisitions and issuance of notes and other receivables.

SUN COMMUNITIES, INC.
Financing activities - Net cash provided by financing activities decreased by $171.3 million to $111.6 million for the three months ended March 31, 2023, compared to $282.9 million for the three months ended March 31, 2022. The decrease in Net cash provided by financing activities was primarily driven by an increase in repayments on our Senior Credit Facility, net of borrowings, partially offset by proceeds from the issuance of senior unsecured notes, during the three months ended March 31, 2023 as compared to the corresponding period in 2022. Refer to the Consolidated Statements of Cash Flows for detail on the net cash provided by financing activities during the three months ended March 31, 2023 and 2022. Refer to Note 8, "Debt and Line of Credit," and Note 9, "Equity and Temporary Equity," in our accompanying Consolidated Financial Statements for additional information.

We are exposed to interest rate variability associated with our outstanding floating rate debt and any maturing debt that has to be refinanced. Interest rate movements impact our borrowing costs and, while as of March 31, 2023, nearly 84% of our total debt was fixed rate financing, including the impact of hedge activity, increases in interest costs are likely to adversely affect our financial results.

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

At the Market Offering Sales Agreement

In December 2021, we entered into an At the Market Offering Sales Agreement (the "Sales Agreement"), with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock through the sales agents, acting as our sales agents or, if applicable, as forward sellers, or directly to the sales agents as principals for their own accounts. We simultaneously terminated our prior sales agreement upon entering into the Sales Agreement. Through March 2023, we had entered into forward sales agreements under our Sales Agreement for an aggregate gross sales price of $160.6 million.

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

Secured Debt

During the three months ended March 31, 2023, we entered into mortgage term loans totaling $184.1 million related to 27 properties which mature from February 13, 2026 to April 1, 2033, and have a weighted average fixed interest rate of 5.39%. We used the net proceeds to repay borrowings outstanding under our Senior Credit Facility.

SUN COMMUNITIES, INC.
During the year ended December 31, 2022, we entered into a new $20.6 million construction loan, which was undrawn as of March 31, 2023 and a $3.4 million mortgage term loan that are jointly secured by one property. Both loans mature August 10, 2047 and have a fixed interest rate of 3.65%. Additionally, we entered into a mortgage term loan of $226.0 million related to 18 existing encumbered properties which mature between June 15, 2026, and December 15, 2029, and have a fixed interest rate of 4.5%.

During the three months ended September 30, 2022, we repaid $318.0 million of term loans collateralized by 35 properties. These loans had a weighted average interest rate of 4.81% and were set to mature from December 2022 through September 2024.

Senior Unsecured Notes

The following table sets forth certain information regarding our outstanding senior unsecured notes (in millions, except for statistical information). All senior unsecured notes include interest payments on a semi-annual basis in arrears.

		Carrying Amount
	Principal Amount	March 31, 2023	December 31, 2022
5.7% notes, issued in January 2023 and due in January 2033(1)	$400.0	$395.4	N/A
4.2% notes, issued in April 2022 and due in April 2032	600.0	592.0	591.8
2.3% notes, issued in October 2021 and due in November 2028	450.0	446.3	446.2
2.7% notes, issued in June 2021 and October 2021, and due in July 2031	750.0	741.9	741.6
Total	$2,200.0	$2,175.6	$1,779.6
(1) In January 2023, the Operating Partnership issued $400.0 million of senior unsecured notes with an interest rate of 5.7% and a 10-year term, due January 15, 2033 (the "2033 Notes"). Interest on the notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2023. The net proceeds from the offering were $395.3 million, after deducting underwriters' discounts and estimated offering expenses. We used the net proceeds from the offering to repay borrowings outstanding under our Senior Credit Facility.

The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on our senior unsecured notes are guaranteed on a senior basis by Sun Communities, Inc. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company. Under Rule 3-10 of Regulation S-X, as amended, subsidiary issuers of obligations guaranteed by its parent company are not required to provide separate financial statements, provided that the subsidiary obligor is consolidated into the parent company's consolidated financial statements, the parent guarantee is "full and unconditional" and, subject to certain exceptions, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. Accordingly, separate consolidated financial statements of the Operating Partnership have not been presented. Furthermore, as permitted under Rule 13-01(a)(4)(vi), we have excluded the summarized financial information for the Operating Partnership as the assets, liabilities and results of operations of the Operating Partnership are not materially different from the corresponding amounts presented in our consolidated financial statements and management believes such summarized financial information would be repetitive and not provide incremental value to investors.

Line of Credit

In April 2022, in connection with the closing of the Park Holidays acquisition, the Operating Partnership as borrower, and SUI, as guarantor, and certain lenders entered into the Credit Facility Amendment, which amended our Senior Credit Facility.

The Credit Facility Amendment increased the aggregate amount of our Senior Credit Facility to $4.2 billion with the ability to upsize the total borrowings by an additional $800.0 million, subject to certain conditions. The increased aggregate amount under the Senior Credit Facility consists of the following: (a) a revolving loan in an amount up to $3.05 billion and (b) a term loan facility of $1.15 billion, with the ability to draw funds from the combined facilities in U.S. dollars, Pound sterling, Euros, Canadian dollars and Australian dollars, subject to certain limitations. The Credit Facility Amendment extended the maturity date of the revolving loan facility to April 7, 2026. At our option that maturity date may be extended two additional six-month periods. In addition, the Credit Facility Amendment established the maturity date of the term loan facility under the Credit Facility Amendment as April 7, 2025, which may not be further extended.

Prior to the Credit Facility Amendment, the Senior Credit Facility permitted aggregate borrowings of up to $2.0 billion, with an accordion feature that allowed for additional commitments of up to $1.0 billion, subject to the satisfaction of certain conditions. Prior to the amendment, $500.0 million of available borrowings under the Senior Credit Facility were scheduled to mature on October 11, 2024, with the remainder scheduled to mature on June 14, 2025. We had no loss on extinguishment of debt related to the Senior Credit Facility during the three months ended March 31, 2023.

SUN COMMUNITIES, INC.
The Senior Credit Facility bears interest at a floating rate based on the Adjusted Term SOFR, the Adjusted Eurocurrency Rate, the Daily RFR, the Australian BBSY, the Daily SONIA Rate or the Canadian Dollar Offered Rate, as applicable, plus a margin, in all cases, which can range from 0.725% to 1.6%, subject to certain adjustments. As of March 31, 2023, the margins based on our credit ratings were 0.85% on the revolving loan facility and 0.95% on the term loan facility. During the three months ended March 31, 2023 and year ended December 31, 2022, we achieved sustainability related requirements resulting in a favorable 0.04% and 0.01% adjustments, respectively, to both margins.

At the lenders' option, the Senior Credit Facility will become immediately due and payable upon an event of default under the Credit Facility Amendment. We had $741.6 million and $1.1 billion of borrowings outstanding under the revolving loan as of March 31, 2023 and December 31, 2022, respectively. We also had $1.1 billion of borrowings outstanding under the term loan on the Senior Credit Facility as of March 31, 2023 and December 31, 2022, respectively. These balances are recorded in Unsecured debt on the Consolidated Balance Sheets.

The Senior Credit Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under the Senior Credit Facility, but does reduce the borrowing amount available. We had $4.8 million and $2.3 million of outstanding letters of credit at March 31, 2023 and December 31, 2022, respectively.

Financial Covenants

Pursuant to the terms of the Senior Credit Facility, we are subject to various financial and other covenants. The most restrictive financial covenants for the Senior Credit Facility are as follows:

Covenant	Requirement	As of March 31, 2023
Maximum leverage ratio	<65.0%	33.1%
Minimum fixed charge coverage ratio	>1.40	3.69
Maximum secured leverage ratio	<40.0%	12.6%

In addition, we are required to maintain the following covenants with respect to the senior unsecured notes payable:

Covenant	Requirement	As of March 31, 2023
Total debt to total assets	≤60.0%	40.8%
Secured debt to total assets	≤40.0%	18.5%
Consolidated income available for debt service to debt service	≥1.50	4.38
Unencumbered total asset value to total unsecured debt	≥150.0%	344.1%

As of March 31, 2023, we were in compliance with the above covenants and do not anticipate that we will be unable to meet these covenants in the near term.

Bridge Loan Termination

In March 2022, we terminated our commitment letter with Citigroup, pursuant to which, Citigroup (on behalf of its affiliates), previously committed to lend us up to £950.0 million in Pound sterling, or approximately $1.2 billion converted at the March 31, 2022 exchange rate (the "Bridge Loan"). As of the date of termination, we did not have any borrowings outstanding under the Bridge Loan.

Derivative Transactions

Our objective and strategy in using interest rate derivatives is to manage exposure to interest rate movements, thereby minimizing the effect of interest rate changes and the effect they could have on future cash outflows (forecasted interest payments) on a forecasted issuance of long-term debt. We do not enter into derivative instruments for speculative purposes.

During the three months ended March 31, 2023, we entered into one interest rate swap contract to hedge variable rate borrowings of £100.0 million (equivalent to $123.7 million on March 31, 2023). The interest rate swap locks in a total fixed rate, inclusive of spread, of 4.81% through the maturity date of April 7, 2025. We also entered into one forward starting interest rate swap contract with an aggregate notional value of $50.0 million to hedge interest rate risk associated with a potential future debt offering.

SUN COMMUNITIES, INC.
During the three months ended March 31, 2023, in connection with the 2033 Notes issuance, we settled two $100.0 million 10-year treasury rate lock contracts and one $50.0 million forward swap totaling $250.0 million and received a net settlement payment of $7.4 million. This lowered the effective interest rate on the 2033 Notes from 5.7% to 5.5%. As of the settlement date, the net accumulated gain included in AOCI is being reclassified into earnings as a reduction to interest expense on a straight-line basis over the 10-year term of the hedged transaction.

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

As of March 31, 2023 we had unrestricted cash on hand of $57.4 million, $2.2 billion of remaining capacity on the Senior Credit Facility, and a total of 517 unencumbered MH, RV and marina properties.

From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, issue unsecured notes, obtain other debt financing or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the MH, RV and marina industries at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those markets could make borrowing more difficult to secure, more expensive or effectively unavailable. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing unsecured indebtedness as maturities become due. See "Risk Factors" in Part I, Item 1A of our 2022 Annual Report. If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of March 31, 2023, our net debt to enterprise value was 28.9% (assuming conversion of all common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series C preferred OP units, Series D preferred OP units, Series E preferred OP units, Series F preferred OP units, Series G preferred OP units, Series H preferred OP units, Series J preferred OP units and Series K preferred OP units to shares of common stock). Our debt has a weighted average interest rate of 3.91% and a weighted average years to maturity of 7.4.

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

GTSC - During September 2019, GTSC entered into a warehouse line of credit with a maximum loan amount of $125.0 million. The line of credit was subsequently amended, with the maximum amount increased to $325.0 million as of December 31, 2022, with an option to increase to $375.0 million subject to the lender's consent. As of March 31, 2023 and December 31, 2022, the aggregate carrying amount of debt, including both our and our partner's share, incurred by GTSC was $302.6 million (of which our proportionate share is $121.0 million), and $275.0 million (of which our proportionate share is $110.0 million), respectively. The debt bears interest at a variable rate based on a Commercial Paper or adjusted SOFR plus a margin ranging from 1.65% to 2.5% per annum and matures on December 15, 2026.

SUN COMMUNITIES, INC.
Sungenia JV - During May 2020, Sungenia JV, entered into a debt facility agreement with a maximum loan amount of $27.0 million Australian dollars, or $18.1 million converted at the March 31, 2023 exchange rate. During July 2022, the maximum amount was increased to $50.0 million Australian dollars, or $33.5 million converted at the March 31, 2023 exchange rate. As of March 31, 2023 and December 31, 2022, the aggregate carrying amount of the debt, including both our and our partners' share, incurred by Sungenia JV was $12.1 million (of which our proportionate share is approximately $6.1 million), and $7.9 million (of which our proportionate share is $4.0 million), respectively. The debt bears interest at a variable rate based on the BBSY rate plus a margin ranging from 1.35% to 1.4%, subject to adjustment for additional future commitments, per annum and matures on June 30, 2027.

SUN COMMUNITIES, INC.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains various "forward-looking statements" within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this document that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as "forecasts," "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projected," "projections," "plans," "predicts," "potential," "seeks," "anticipates," "anticipated," "should," "could," "may," "will," "designed to," "foreseeable future," "believe," "believes," "scheduled," "guidance," "target" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this document, some of which are beyond our control. These risks, uncertainties, and other factors may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under "Risk Factors" in our 2022 Annual Report, and in our other filings with the SEC, from time to time, such risks, uncertainties and other factors include, but are not limited to:

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

Our variable rate debt totaled $1.2 billion and $1.5 billion as of March 31, 2023 and 2022, respectively, after adjusting for the impact of hedging in place through the use of interest rate swaps. As of March 31, 2023, our variable debt bore interest at the Adjusted Term SOFR, the Adjusted Eurocurrency Rate, the Daily RFR, the Australian BBSY rate, the Daily SONIA Rate or the Canadian Dollar Offered Rate, and the Eurodollar rate or Prime rate plus a margin. As of March 31, 2022, our variable debt bore interest at the Adjusted Eurocurrency Rate or the Australian BBSY rate, plus a margin, and the Eurodollar rate or Prime rate. If the above rate increased or decreased by 1.0%, our interest expense would have increased or decreased by $3.5 million and $3.0 million for the three months ended March 31, 2023 and 2022, respectively, based on the $1.4 billion and $1.2 billion average balances outstanding under our variable rate debt facilities, respectively. Our variable rate debt, interest expense and average balance outstanding under our variable rate debt facility includes the impact of hedge activity.

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

At March 31, 2023 and December 31, 2022, our shareholder's equity included $852.1 million and $1.2 billion from our investments and operations in the UK, Canada and Australia which collectively represented 11.0% and 14.9% of total shareholder's equity, respectively. Based on our sensitivity analysis, a 10.0% strengthening of the U.S. dollar against the Pound sterling, Canadian dollar and Australian dollar would have caused a reduction of $85.2 million and $117.9 million to our total shareholder's equity at March 31, 2023 and December 31, 2022, respectively.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at March 31, 2023. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COMMUNITIES, INC.
PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Legal Proceedings Arising in the Ordinary Course of Business

Refer to "Legal Proceedings" in Part 1 - Item 1 - Note 16, "Commitments and Contingencies," in our accompanying Consolidated Financial Statements.

Environmental Matters

Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed an applied threshold not to exceed $1.0 million. Applying this threshold, there are no environmental matters to disclose for the three months ended March 31, 2023.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part 1, Item 1A., "Risk Factors," in our 2022 Annual Report, which could materially affect our business, financial condition or future results. There have been no material changes to the disclosure on these matters as set forth in such report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Holders of our OP units have converted the following units during the three months ended March 31, 2023:

		Three Months Ended
		March 31, 2023
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)
Aspen preferred OP units	Various(2)	270,000	86,224
Common OP units	1.0000	2,910	2,910
Series C preferred OP units	1.1100	65	72
Series G preferred OP units	0.6452	1,000	645
Series H preferred OP units	0.6098	25	15
Series J preferred OP units	0.6061	1,000	606
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

Purchases of Equity Securities

The following table summarizes our common stock repurchases during the three months ended March 31, 2023:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Period	(a)	(b)	(c)	(d)
January 1, 2023 - January 31, 2023	26,752	$140.13	—	$—
February 1, 2023 - February 28, 2023	24,755	$151.60	—	$—
March 1, 2023 - March 31, 2023	25,316	$137.92	—	$—
Total	76,823	$143.10	—	$—

During the three months ended March 31, 2023, we withheld 76,823 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Sun Communities, Inc. Articles of Restatement	Incorporated by reference to Exhibit 3.1 to Sun Communities, Inc.’s Annual Report on Form 10-K filed on February 22, 2018
3.2	Fourth Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to Sun Communities, Inc.’s Current Report on Form 8-K filed on February 21, 2023
4.1	Fourth Supplemental Indenture, dated as of January 17, 2023 by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc. and UMB Bank., N.A. as trustee.	Incorporated by reference to Exhibit 4.2 to Sun Communities Inc.'s Current Report on Form 8-K filed on January 17, 2023
4.2	Form of Global Note for 5.700% Notes due 2033	Incorporated by reference to Exhibit 4.3 to Sun Communities Inc.'s Current Report on Form 8-K filed on January 17, 2023
4.3*	Eleventh Amendment to Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated March 23, 2023	Incorporated by reference to Exhibit 10.1 to Sun Communities, Inc.’s Current Report on Form 8-K filed on March 27, 2023
22.1	List of issuers of guaranteed securities	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	Filed herewith
*Certain schedules and exhibits have been omitted pursuance to Item 601(a)(5) of Regulation S-K because such schedules and exhibits do not contain information which is material to an investment decision, or which is not otherwise disclosed in the filed agreements. The Company will furnish the omitted schedules and exhibits to the SEC upon request by the SEC.

SUN COMMUNITIES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 27, 2023	By:	/s/ Fernando Castro-Caratini
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)