Form 10-Q
period 2023-09-30
SUN COMMUNITIES INC
filed 2023-10-26
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number:	1-12616
SUN COMMUNITIES, INC
(Exact Name of Registrant as Specified in its Charter)

Maryland	38-2730780
(State of Incorporation)	(I.R.S. Employer Identification No.)

27777 Franklin Rd,	Suite 300,	Southfield,	Michigan	48034
(Address of Principal Executive Offices)				(Zip Code)
(248) 208-2500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	SUI	New York Stock Exchange

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

Number of shares of Common Stock, $0.01 par value per share, outstanding as of October 19, 2023: 124,445,238

SUN COMMUNITIES, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In millions, except for per share amounts)

	(Unaudited)
	September 30, 2023	December 31, 2022
Assets
Land	$3,996.4	$4,322.3
Land improvements and buildings	11,418.4	10,903.4
Rental homes and improvements	725.6	645.2
Furniture, fixtures and equipment	995.1	839.0
Investment property	17,135.5	16,709.9
Accumulated depreciation	(3,144.8)	(2,738.9)
Investment property, net (see Note 7 at VIEs)	13,990.7	13,971.0
Cash, cash equivalents and restricted cash (see Note 7 at VIEs)	62.0	90.4
Marketable securities (see Note 15)	112.8	127.3
Inventory of manufactured homes	219.8	202.7
Notes and other receivables, net	832.2	617.3
Goodwill	1,084.1	1,018.4
Other intangible assets, net (see Note 7 at VIEs)	374.7	402.0
Other assets, net (see Note 7 at VIEs)	929.0	655.1
Total Assets	$17,605.3	$17,084.2
Liabilities
Secured debt (see Note 8; Note 7 at VIEs)	$3,359.5	$3,217.8
Unsecured debt (see Note 8; Note 7 at VIEs)	4,305.5	3,979.4
Distributions payable	118.2	111.3
Advanced reservation deposits and rent (see Note 7 at VIEs)	372.7	352.1
Accrued expenses and accounts payable (see Note 7 at VIEs)	380.2	396.3
Other liabilities (see Note 7 at VIEs)	928.9	935.9
Total Liabilities	9,465.0	8,992.8
Commitments and contingencies (see Note 16)
Temporary equity (see Note 9; Note 7 at VIEs)	304.5	202.9
Shareholders' Equity
Common stock, $0.01 par value. Authorized: 360.0 shares; Issued and outstanding: 124.4 at September 30, 2023 and 124.0 at December 31, 2022	1.2	1.2
Additional paid-in capital	9,581.6	9,549.7
Accumulated other comprehensive income / (loss)	5.2	(9.9)
Distributions in excess of accumulated earnings	(1,848.2)	(1,731.2)
Total SUI shareholders' equity	7,739.8	7,809.8
Noncontrolling interests
Common and preferred OP units	96.0	78.7
Total noncontrolling interests	96.0	78.7
Total Shareholders' Equity	7,835.8	7,888.5
Total Liabilities, Temporary Equity and Shareholders' Equity	$17,605.3	$17,084.2

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues
Real property	$618.8	$585.7	$1,586.4	$1,461.6
Home sales	117.8	150.7	326.7	358.1
Service, retail, dining and entertainment	205.4	174.2	498.9	423.0
Interest	15.2	11.2	40.6	25.3
Brokerage commissions and other, net	26.0	10.8	45.3	27.4
Total Revenues	983.2	932.6	2,497.9	2,295.4
Expenses
Property operating and maintenance	195.5	184.7	530.7	469.2
Real estate tax	29.3	29.4	89.4	83.2
Home costs and selling	80.5	96.4	224.9	235.2
Service, retail, dining and entertainment	178.7	144.9	450.4	363.3
General and administrative	66.2	69.1	192.4	187.0
Catastrophic event-related charges, net	(3.1)	12.2	(2.2)	12.3
Business combinations	—	8.4	3.0	23.9
Depreciation and amortization	162.6	149.7	482.3	447.7
Asset impairments	1.2	1.6	10.1	2.3
Loss on extinguishment of debt (see Note 8)	—	4.0	—	4.4
Interest	84.1	61.7	239.9	162.2
Interest on mandatorily redeemable preferred OP units / equity	0.8	1.0	2.7	3.1
Total Expenses	795.8	763.1	2,223.6	1,993.8
Income Before Other Items	187.4	169.5	274.3	301.6
Gain / (loss) on remeasurement of marketable securities (see Note 15)	6.1	(7.2)	(8.0)	(74.0)
Gain / (loss) on foreign currency exchanges	(6.5)	14.9	(6.5)	21.7
Gain / (loss) on dispositions of properties	(0.7)	(0.8)	(2.9)	12.5
Other income / (expense), net	(3.7)	2.8	(5.5)	2.6
Gain / (loss) on remeasurement of notes receivable (see Note 4)	(1.3)	(0.1)	(3.1)	0.1
Income from nonconsolidated affiliates (see Note 6)	1.4	2.0	0.5	3.8
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates (see Note 6)	—	(0.4)	(4.5)	0.1
Current tax expense (see Note 12)	(4.6)	(7.3)	(13.9)	(12.5)
Deferred tax benefit (see Note 12)	2.3	3.6	14.6	3.9
Net Income	180.4	177.0	245.0	259.8
Less: Preferred return to preferred OP units / equity interests	3.3	2.5	9.0	8.6
Less: Income attributable to noncontrolling interests	14.0	11.9	13.2	13.9
Net Income Attributable to SUI Common Shareholders	$163.1	$162.6	$222.8	$237.3

Weighted average common shares outstanding - basic	123.5	122.4	123.4	119.2
Weighted average common shares outstanding - diluted	123.5	122.8	123.4	121.9

Basic earnings per share (see Note 13)	$1.31	$1.32	$1.79	$1.98
Diluted earnings per share (see Note 13)	$1.31	$1.32	$1.79	$1.97

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net Income	$180.4	$177.0	$245.0	$259.8
Foreign Currency Translation
Foreign currency translation gain / (loss) arising during period	(25.5)	(84.2)	7.1	(151.2)
Adjustment for accumulated foreign currency translation loss reclassified into earnings	—	—	11.9	—
Net foreign currency translation gain / (loss)	(25.5)	(84.2)	19.0	(151.2)
Cash Flow Hedges
Change in unrealized gain / (loss) on interest rate derivatives	(3.7)	40.7	6.7	75.7
Less: Interest rate derivative (gain) / loss reclassified to earnings	(4.5)	0.2	(10.0)	(0.6)
Net unrealized gain / (loss) on interest rate derivatives	(8.2)	40.9	(3.3)	75.1
Total Comprehensive Income	146.7	133.7	260.7	183.7
Less: Comprehensive income attributable to noncontrolling interests	(12.7)	(10.2)	(13.8)	(10.8)
Comprehensive Income attributable to SUI	$134.0	$123.5	$246.9	$172.9

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions) (Unaudited)

			Stockholders' Equity
	Temporary Equity	Common Stock (Shares)	Common Stock ($Value)	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interests	Total Stockholders' Equity	Total Equity
Balance at December 31, 2022	$202.9	124.0	$1.2	$9,549.7	$(1,731.2)	$(9.9)	$78.7	$7,888.5	$8,091.4
Issuance of common stock and common OP units, net	—	0.4	—	—	—	—	4.4	4.4	4.4
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.1)	—	(11.0)	—	—	—	(11.0)	(11.0)
Conversion of OP units	—	0.1	—	7.3	—	—	—	7.3	7.3
Issuance of third party equity interests in consolidated entities	1.7	—	—	—	—	—	—	—	1.7
Share-based compensation - amortization and forfeitures	—	—	—	10.4	—	—	—	10.4	10.4
Issuance of Series K preferred OP units	100.0	—	—	—	—	—	—	—	100.0
Other comprehensive income	—	—	—	—	—	17.6	0.6	18.2	18.2
Net loss	(4.4)	—	—	—	(27.7)	—	(0.8)	(28.5)	(32.9)
Distributions	(1.6)	—	—	—	(115.8)	—	(3.1)	(118.9)	(120.5)
OP Units accretion	0.3	—	—	—	(0.3)	—	—	(0.3)	—
Balance at March 31, 2023	$298.9	124.4	$1.2	$9,556.4	$(1,875.0)	$7.7	$79.8	$7,770.1	$8,069.0
Issuance of common stock and common OP units, net	—	—	—	(0.2)	—	—	—	(0.2)	(0.2)
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	—	—	(1.1)	—	—	—	(1.1)	(1.1)
Conversion of OP units	(2.0)	—	—	2.1	—	—	(0.1)	2.0	—
Issuance of third party equity interests in consolidated entities	0.2	—	—	—	—	—	—	—	0.2
Other redeemable noncontrolling interests	0.1	—	—	—	(0.1)	—	—	(0.1)	—
Share-based compensation - amortization and forfeitures	—	—	—	10.3	0.2	—	—	10.5	10.5
Issuance of Series K preferred OP units	0.6	—	—	—	—	—	—	—	0.6
Other comprehensive income	—	—	—	—	—	29.9	1.3	31.2	31.2
Net income	1.9	—	—	—	93.1	—	2.5	95.6	97.5
Distributions	(2.3)	—	—	—	(115.7)	—	(3.1)	(118.8)	(121.1)
OP Units accretion	0.7	—	—	—	(0.7)	—	—	(0.7)	—
Balance at June 30, 2023	$298.1	124.4	$1.2	$9,567.5	$(1,898.2)	$37.6	$80.4	$7,788.5	$8,086.6
Issuance of common stock and common OP units, net	—	—	—	(0.1)	—	—	16.0	15.9	15.9
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	—	—	(0.1)	—	—	—	(0.1)	(0.1)
Conversion of OP units	(1.2)	—	—	3.9	—	—	(0.4)	3.5	2.3
Share-based compensation - amortization and forfeitures	—	—	—	10.4	—	—	—	10.4	10.4
Other comprehensive loss	—	—	—	—	—	(32.4)	(1.3)	(33.7)	(33.7)
Net income	9.4	—	—	—	166.4	—	4.6	171.0	180.4
Distributions	(2.5)	—	—	—	(115.7)	—	(3.3)	(119.0)	(121.5)
OP Units accretion	0.7	—	—	—	(0.7)	—	—	(0.7)	—
Balance at September 30, 2023	$304.5	124.4	$1.2	$9,581.6	$(1,848.2)	$5.2	$96.0	$7,835.8	$8,140.3

SUN COMMUNITIES, INC.

			Stockholders' Equity
	Temporary Equity	Common Stock (Shares)	Common Stock ($Value)	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (loss)	Non-controlling Interests	Total Stockholders' Equity	Total Equity
Balance at December 31, 2021	$288.9	116.0	$1.2	$8,175.6	$(1,556.0)	$3.1	$106.7	$6,730.6	$7,019.5
Issuance of common stock and common OP units, net	—	0.3	—	(0.2)	—	—	2.8	2.6	2.6
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.1)	—	(16.4)	—	—	—	(16.4)	(16.4)
Conversion of OP units	—	—	—	0.7	—	—	(0.7)	—	—
Share-based compensation - amortization and forfeitures	—	—	—	9.7	0.1	—	—	9.8	9.8
Other comprehensive income	—	—	—	—	—	22.8	1.1	23.9	23.9
Net income / (loss)	(3.1)	—	—	—	3.7	—	0.9	4.6	1.5
Distributions	(2.1)	—	—	—	(102.3)	—	(3.1)	(105.4)	(107.5)
OP Units accretion	0.2	—	—	—	(0.1)	—	—	(0.1)	0.1
Balance at March 31, 2022	$283.9	116.2	$1.2	$8,169.4	$(1,654.6)	$25.9	$107.7	$6,649.6	$6,933.5
Issuance of common stock and common OP units, net	—	5.5	—	968.6	—	—	2.7	971.3	971.3
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.1)	—	(1.2)	—	—	—	(1.2)	(1.2)
Issuance of third party equity interests in consolidated entities	9.7	—	—	—	—	—	—	—	9.7
Other redeemable noncontrolling interests	0.1	—	—	—	(0.1)	—	—	(0.1)	—
Acquisition of third party equity interest in consolidated entities	—	—	—	13.2	—	—	(16.5)	(3.3)	(3.3)
Share-based compensation - amortization and forfeitures	—	—	—	9.1	0.1	—	—	9.2	9.2
Other comprehensive loss	—	—	—	—	—	(54.2)	(2.5)	(56.7)	(56.7)
Net income	1.5	—	—	—	77.1	—	2.7	79.8	81.3
Distributions	(2.0)	—	—	—	(107.0)	—	(3.2)	(110.2)	(112.2)
OP Units accretion	0.1	—	—	—	(0.2)	—	—	(0.2)	(0.1)
Balance at June 30, 2022	$293.3	121.6	$1.2	$9,159.1	$(1,684.7)	$(28.3)	$90.9	$7,538.2	$7,831.5
Issuance of common stock and common OP units, net	—	1.5	—	275.3	—	—	—	275.3	275.3
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	—	—	(0.8)	—	—	—	(0.8)	(0.8)
Conversion of OP units	(92.6)	0.8	—	95.0	—	—	(2.4)	92.6	—
Acquisition of third party equity interest in consolidated entities	—	—	—	(1.5)	—	—	(4.1)	(5.6)	(5.6)
Share-based compensation - amortization and forfeitures	—	—	—	9.3	—	—	—	9.3	9.3
Other comprehensive loss	—	—	—	—	—	(41.6)	(1.7)	(43.3)	(43.3)
Net income	7.1	—	—	—	165.1	—	4.8	169.9	177.0
Distributions	(1.2)	—	—	—	(109.0)	—	(3.1)	(112.1)	(113.3)
OP Units accretion	0.2	—	—	—	(0.3)	—	—	(0.3)	(0.1)
Balance at September 30, 2022	$206.8	123.9	$1.2	$9,536.4	$(1,628.9)	$(69.9)	$84.4	$7,923.2	$8,130.0

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Operating Activities
Net Cash Provided By Operating Activities	$672.9	$689.8
Investing Activities
Investment in properties	(790.3)	(656.6)
Acquisitions, net of cash acquired	(51.4)	(2,140.5)
Proceeds from deposit on acquisition	0.7	0.8
Proceeds from insurance	8.0	—
Proceeds from disposition of assets and depreciated homes, net	52.1	80.2
Proceeds related to disposition of properties	6.7	43.5
Issuance of notes and other receivables	(33.4)	(46.3)
Repayments of notes and other receivables	8.4	3.8
Investments in nonconsolidated affiliates	(33.7)	(37.9)
Distributions of capital from nonconsolidated affiliates	15.1	12.2
Net Cash Used For Investing Activities	(817.8)	(2,740.8)
Financing Activities
Issuance and costs of common stock, OP units and preferred OP units, net	(0.3)	1,209.8
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	(12.2)	(18.4)
Borrowings on lines of credit	1,288.6	3,093.5
Payments on lines of credit	(1,342.8)	(2,051.7)
Proceeds from issuance of other debt	583.0	600.9
Contributions from noncontrolling interest	1.9	9.8
Payments on other debt	(42.5)	(390.2)
Payments on financial liability	—	(5.0)
Fees paid in connection with extinguishment of debt	—	(4.8)
Proceeds received from return of prepaid deferred financing costs	2.0	—
Distributions	(355.2)	(320.7)
Payments for deferred financing costs	(6.2)	(20.4)
Distributions for redemption of noncontrolling interests	—	(7.3)
Net Cash Provided By Financing Activities	116.3	2,095.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.2	(10.7)
Net change in cash, cash equivalents and restricted cash	(28.4)	33.8
Cash, cash equivalents and restricted cash, beginning of period	90.4	78.2
Cash, Cash Equivalents and Restricted Cash, End of Period	$62.0	$112.0

SUN COMMUNITIES, INC.

	Nine Months Ended
	September 30, 2023	September 30, 2022
Supplemental Information
Cash paid for interest (net of capitalized interest of $8.9 and $4.1, respectively)	$240.0	$151.9
Cash paid for interest on mandatorily redeemable debt	$2.7	$3.1
Cash paid for income taxes	$17.7	$4.1
Noncash investing and financing activities
Change in distributions declared and outstanding	$7.9	$12.7
Conversion of common and preferred OP units	$13.3	$95.7
Assets held for sale, net (included within Other Assets, net and Other Liabilities)	$196.0	$—
Common OP units issued for redemption of noncontrolling interests	$—	$1.8
ROU asset obtained from new operating lease liabilities	$0.2	$—
Issuance of notes and other receivables in relation to disposition of properties	$111.2	$—
Noncash investing and financing activities at the date of acquisition
Acquisitions - Common stock and OP units issued	$4.4	$37.7
Acquisitions - Series K preferred interest	$100.6	$—
Acquisitions - Finance lease liabilities	$—	$13.3
Acquisitions - Financial liabilities	$—	$359.8
Acquisitions - Deferred tax liabilities	$—	$313.9

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation

Sun Communities, Inc. and all wholly-owned or majority-owned and controlled subsidiaries, including Sun Communities Operating Limited Partnership, (the "Operating Partnership"), Sun Home Services, Inc., ("SHS"), Safe Harbor Marinas, LLC ("Safe Harbor") and Sun UK Holding LLC (together with its subsidiaries, "Park Holidays") are referred to herein as the "Company," "SUI," "we," "us," or "our."

We follow accounting standards set by the Financial Accounting Standards Board ("FASB"). FASB establishes accounting principles generally accepted in the United States of America ("GAAP"), which we follow to ensure that we consistently report our financial condition, results of operations and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification ("ASC"). These unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information and in accordance with GAAP. We present interim disclosures and certain information and footnote disclosures as required by SEC rules and regulations. Accordingly, the unaudited Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited Consolidated Financial Statements reflect, in the opinion of management, all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of the interim financial statements. All significant intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statements in order to conform to current period presentation. There was no impact to prior period net income for any of the reclassifications.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
2. Revenue

The following table disaggregates our revenue by major source and segment (in millions):

	Three Months Ended
	September 30, 2023				September 30, 2022
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Revenues
Real property	$282.5	$210.5	$125.8	$618.8	$260.3	$209.6	$115.8	$585.7
Home sales	104.1	13.7	—	117.8	140.9	9.8	—	150.7
Service, retail, dining and entertainment	19.8	46.5	139.1	205.4	17.9	44.0	112.3	174.2
Interest	13.7	1.4	0.1	15.2	10.4	0.8	—	11.2
Brokerage commissions and other, net	14.1	8.2	3.7	26.0	6.6	4.2	—	10.8
Total Revenues	$434.2	$280.3	$268.7	$983.2	$436.1	$268.4	$228.1	$932.6

	Nine Months Ended
	September 30, 2023				September 30, 2022
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Revenues
Real property	$801.4	$458.4	$326.6	$1,586.4	$711.4	$461.2	$289.0	$1,461.6
Home sales	293.1	33.6	—	326.7	328.5	29.6	—	358.1
Service, retail, dining and entertainment	40.9	78.5	379.5	498.9	33.5	78.7	310.8	423.0
Interest	36.7	3.4	0.5	40.6	23.3	2.0	—	25.3
Brokerage commissions and other, net	22.8	16.7	5.8	45.3	15.6	10.7	1.1	27.4
Total Revenues	$1,194.9	$590.6	$712.4	$2,497.9	$1,112.3	$582.2	$600.9	$2,295.4

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

During the nine months ended September 30, 2023, we acquired the following properties:

Community Name	Type	Sites, Wet Slips and Dry Storage Spaces	Development Sites	State, Province or Country	Month Acquired
Fox Run	MH: asset acquisition	68	72	MI	January
Savannah Yacht Center	Marina: asset acquisition	24	—	GA	March
	Total	92	72

The following table summarizes the amount of assets acquired, net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed during the nine months ended September 30, 2023 (in millions):

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

As of September 30, 2023, we have incurred and capitalized $3.1 million of transaction costs, which have been allocated among various fixed asset categories for purchases that meet the asset acquisition criteria. During the nine months ended September 30, 2023, we recognized $3.0 million of business combination expenses in connection with transactions completed during 2022.

2023 Development and Expansion Activities

During the nine months ended September 30, 2023, we acquired four land parcels located in the United States ("U.S.") and United Kingdom ("UK") for an aggregate purchase price of $35.4 million.

2023 Dispositions

In August 2023, we sold one MH community located in Maine with 155 developed sites at its net carrying value for cash consideration of $6.8 million. The property was previously classified as held for sale during the three months ended June 30, 2023, with its net carrying value of $13.1 million written down by $6.3 million within Asset impairments on our Consolidated Statements of Operations, to a fair value less cost to sell of $6.8 million.

In February 2023, we sold two parcels of land in the UK for total consideration of $111.5 million, which primarily consisted of $108.8 million in the form of an operator note receivable that was added to an existing facility with a weighted average interest rate of 11.9% per annum, due May 31, 2023 and subsequently extended to July 31, 2023 as part of the operator's total facility. On the date of sale, the carrying value of the note receivable approximated its fair value due to its short term nature. The dispositions resulted in a loss on sale totaling $2.2 million during the nine months ended September 30, 2023, net of the release of foreign currency translation losses from Accumulated other comprehensive income / (loss) ("AOCI") of $11.9 million. The total loss on sale was recorded in Gain / (loss) on dispositions of properties on the Consolidated Statements of Operations. Refer to Note 4, "Notes and Other Receivables," for additional information on the notes receivable.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Real Estate Held For Sale

We periodically classify real estate as "held for sale" after an active program to sell an asset has commenced and when the sale is probable. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded.

In February 2023, the criteria was met to classify Sandy Bay, an operating MH community in the UK, with 730 developed sites, as held for sale. Previously, this property had been under contract. At September 30, 2023, the sale contract is no longer in effect. However, the criteria for classification as held for sale were still met. Accordingly, the property remained classified as held for sale at September 30, 2023, with a carrying value of total assets of $259.1 million and total liabilities of $63.1 million. The held for sale assets primarily consist of Land and Land improvements and buildings and are recorded within Other assets, net on the Consolidated Balance Sheets. The held for sale liabilities primarily consist of Deferred tax liabilities and are recorded within Other liabilities on the Consolidated Balance Sheets.

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

4. Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in millions):

	September 30, 2023	December 31, 2022
Installment notes receivable on manufactured homes, net	$56.0	$65.9
Notes receivable from real estate developers and operators	477.5	305.2
Other receivables, net	298.7	246.2
Total Notes and Other Receivables, net	$832.2	$617.3

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Installment Notes Receivable on Manufactured Homes

Installment notes receivable are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC Topic 820, "Fair Value Measurements and Disclosures." The balances of installment notes receivable of $56.0 million (gross installment notes receivable of $60.5 million less fair value adjustment of $4.5 million) and $65.9 million (gross installment notes receivable of $67.3 million less fair value adjustment of $1.4 million) as of September 30, 2023 and December 31, 2022, respectively, are secured by manufactured homes. The notes represent financing to purchasers of manufactured homes located in our communities and require monthly principal and interest payments. The notes had a net weighted average interest rate (net of servicing costs) and maturity of 7.5% and 13.1 years as of September 30, 2023, and 7.6% and 13.8 years as of December 31, 2022, respectively. Refer to Note 15, "Fair Value of Financial Instruments," for additional details.

Notes Receivable from Real Estate Developers and Operators

Notes receivable from real estate developers and operators are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC Topic 820, "Fair Value Measurements and Disclosures."

As of September 30, 2023 and December 31, 2022, the notes receivable balances include a fully drawn loan provided to Royale Holdings Group HoldCo Limited, a real estate development owner and operator in the UK, and certain other parties, to fund investing and financing activities totaling $361.1 million and $217.6 million, respectively (the "Note"). At December 31, 2022, the Note had a net weighted average interest rate of 15.3% and maturity of 0.1 years. At September 30, 2023, the Note had a net weighted average interest rate of 12.4%. The Note matured on July 31, 2023, and remained due at September 30, 2023.

At September 30, 2023, the Note was collateralized by a first-priority security interest in three real estate properties and three MH manufacturers in the UK. The real estate collateral consists of MH development properties that comprised a significant majority of the total appraised value of all collateral securing the Note at September 30, 2023. Since inception of the Note in December 2021, and on a periodic basis thereafter, we have engaged third party valuation specialists to appraise the collateral in order to assess the fair value of the Note.

On September 29, 2023, we appointed receivers over the real estate collateral and are assessing courses of action with respect to the other collateral. We expect the receivers to start to market the real estate collateral for sale during the fourth quarter of 2023. Upon completion of the marketing process, we may elect to credit bid certain amounts due under the Note for the real estate collateral. If that were to occur and no third-party bid is received that exceeds our credit bid, we may elect to receive the real estate collateral in satisfaction of related amounts due under the Note. If a third-party bid is received that exceeds our bid, we will receive the cash proceeds of that bid up to the outstanding loan amount including interest, fees and penalties, as applicable.

Other acquisition and construction loans provided to real estate developers total $116.4 million with a net weighted average interest rate and maturity of 9.2% and 2.6 years as of September 30, 2023, and total $87.6 million with a net weighted average interest rate and maturity of 7.8% and 2.3 years as of December 31, 2022. As of September 30, 2023, the additional acquisition and construction loans provided to real estate developers have $44.5 million of undrawn funds.

There were no adjustments to the fair value of notes receivable from real estate developers and operators during the nine months ended September 30, 2023 and year ended December 31, 2022. Refer to Note 15, "Fair Value of Financial Instruments," for additional information.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Other Receivables, net

Other receivables, net were comprised of amounts due from the following categories (in millions):

	September 30, 2023	December 31, 2022
MH and annual RV residents for rent, utility charges, fees and other pass-through charges, net(1)	$102.9	$61.5
Insurance receivables	63.4	78.0
Marina customers for storage, service and lease payments, net(2)	49.3	41.8
Home sale proceeds	32.7	28.9
Other receivables(3)	50.4	36.0
Total Other Receivables, net	$298.7	$246.2
(1)Net of allowance of $5.1 million and $5.9 million as of September 30, 2023 and December 31, 2022, respectively.
(2)Net of allowance of $2.6 million and $2.2 million as of September 30, 2023 and December 31, 2022, respectively.
(3)Includes receivable from Rezplot Systems LLC, a nonconsolidated affiliate, in which we had 49.0% and 48.9% ownership interest as of September 30, 2023 and December 31, 2022, respectively. In June 2020, we made a convertible secured loan to Rezplot Systems LLC. The note allows for a principal amount of up to $10.0 million to be drawn down over a period of three years, bears an interest rate of 3.0%, matures in June 2024, and is secured by all the assets of Rezplot Systems LLC. In January 2022, we made an additional loan to Rezplot Systems LLC that allows for a principal amount of up to $5.0 million to be drawn over a period of three years, bears an interest rate of 3.0% and matures in January 2025. The outstanding balances were $12.4 million and $12.7 million as of September 30, 2023 and December 31, 2022, respectively. Refer to Note 6, "Investments in Nonconsolidated Affiliates," for additional information on Rezplot Systems LLC.

5. Goodwill and Other Intangible Assets

Our intangible assets include goodwill, in-place leases, non-competition agreements, trademarks and trade names, customer relationships, franchise agreements and other intangible assets. These intangible assets are recorded in Goodwill and Other intangible assets, net on the Consolidated Balance Sheets.

Goodwill

The measurement periods for the valuation of assets acquired and liabilities assumed in a business combination end as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available but do not exceed 12 months. Adjustments in purchase price allocations may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined. These purchase accounting adjustments are presented under Other in the table below. Changes in the carrying amount of goodwill during the nine months ended September 30, 2023 by reportable segment were as follows (in millions):

Goodwill by Segment	December 31, 2022	Currency Translation Adjustment	Other(1)	September 30, 2023
MH	$467.4	$5.0	$60.7	$533.1
RV	9.5	—	—	9.5
Marina	541.5	—	—	541.5
Total	$1,018.4	$5.0	$60.7	$1,084.1	(2)
(1) During the nine months ended September 30, 2023, adjustments in purchase price allocations resulted in the recognition of additional goodwill of $60.7 million in the MH segment, related to the Park Leisure business combination.
(2) During the year ended December 31, 2022, we recognized goodwill from acquisitions of $516.0 million which is expected to be deductible for tax purposes. There were no acquisitions accounted for as business combination during the nine months ended September 30, 2023.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Other Intangible Assets, net

The gross carrying amounts and accumulated amortization of our intangible assets were as follows (in millions):

		September 30, 2023		December 31, 2022
Other Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	2 months - 13 years	$166.1	$(144.3)	$165.7	$(135.4)
Non-competition agreements	5 years	10.5	(5.6)	10.5	(4.1)
Trademarks and trade names	3 - 15 years	80.0	(9.7)	81.2	(5.5)
Customer relationships	4 - 17 years	131.5	(34.1)	131.5	(24.7)
Franchise agreements and other intangible assets	1 - 27 years	48.3	(12.0)	48.3	(8.9)
Total finite-lived assets		$436.4	$(205.7)	$437.2	$(178.6)
Indefinite-lived assets - Trademarks and trade names	N/A	141.0	—	140.9	—
Indefinite-lived assets - Other	N/A	3.0	—	2.5	—
Total indefinite-lived assets		$144.0	$—	$143.4	$—
Total		$580.4	$(205.7)	$580.6	$(178.6)

Amortization expenses related to our Other intangible assets were as follows (in millions):

	Three Months Ended		Nine Months Ended
Other Intangible Asset Amortization Expense	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
In-place leases	$2.2	$3.4	$9.0	$11.8
Non-competition agreements	0.5	0.5	1.6	1.5
Trademarks and trade names	1.5	1.7	4.6	3.0
Customer relationships	3.2	3.2	9.5	9.1
Franchise fees and other intangible assets	0.9	0.7	2.6	2.0
Total	$8.3	$9.5	$27.3	$27.4

We anticipate amortization expense for Other intangible assets to be as follows for the next five years (in millions):

Other Intangible Asset Future Amortization Expense	Remainder 2023	2024	2025	2026	2027
In-place leases	$2.0	$7.1	$6.2	$3.5	$2.0
Non-competition agreements	0.5	2.1	2.1	0.1	—
Trademarks and trade names	1.3	5.2	5.2	5.2	5.2
Customer relationships	3.2	12.7	12.7	12.3	12.2
Franchise agreements and other intangible assets	1.0	3.2	3.1	2.9	2.6
Total	$8.0	$30.3	$29.3	$24.0	$22.0

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

RezPlot Systems LLC ("Rezplot")
At September 30, 2023 and December 31, 2022, we had a 49.0% and 48.9% ownership interest, respectively, in Rezplot, a RV reservation software technology company, operating under the Campspot brand, which we acquired in January 2019. Our investment balance in Rezplot was zero as of September 30, 2023 and December 31, 2022, respectively, with subsequent equity losses being applied as a reduction to our notes receivable balance with Rezplot. Refer to Note 4, "Notes and Other Receivables," for additional information on the notes receivable.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Sungenia Joint Venture ("Sungenia JV")
At September 30, 2023 and December 31, 2022, we had a 50.0% ownership interest in Sungenia JV, a joint venture formed between us and Ingenia Communities Group in November 2018, to establish and grow a manufactured housing community development program in Australia.

GTSC LLC ("GTSC")
At September 30, 2023 and December 31, 2022, we had a 40.0% ownership interest in GTSC, which engages in acquiring, holding and selling loans secured, directly or indirectly, by manufactured homes located in our communities.

Origen Financial Services, LLC ("OFS")
At September 30, 2023 and December 31, 2022, we had no ownership interest, in OFS, an end-to-end online resident screening and document management suite. During the three months ended June 30, 2022, we sold our ownership interest in OFS for $0.6 million. The gain from the sale was $0.3 million, which was recorded in Income / (loss) from nonconsolidated affiliates on the Consolidated Statements of Operations.

SV Lift, LLC ("SV Lift")
At September 30, 2023 and December 31, 2022, we had a 50.0% ownership interest in SV Lift, which owns, operates and leases an aircraft.

The investment balance in each nonconsolidated affiliate was as follows (in millions):

Investment	September 30, 2023	December 31, 2022
Investment in Sungenia JV	$55.3	$44.5
Investment in GTSC	57.4	54.5
Investment in SV Lift	1.8	2.3
Total	$114.5	$101.3

The income from each nonconsolidated affiliate is as follows (in millions):

	Three Months Ended		Nine Months Ended
Income from Nonconsolidated Affiliates	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
RezPlot equity loss	$(0.5)	$(0.9)	$(2.8)	$(3.0)
Sungenia JV equity income	1.6	1.6	2.2	2.6
GTSC equity income	0.8	1.6	2.4	4.6
OFS equity income	—	—	—	0.3
SV Lift equity loss	(0.5)	(0.3)	(1.3)	(0.7)
Total Income from Nonconsolidated Affiliates	$1.4	$2.0	$0.5	$3.8

The change in the Sungenia JV investment balance is as follows (in millions):

	Nine Months Ended	Year Ended
	September 30, 2023	December 31, 2022
Beginning balance	$44.5	$36.2
Cumulative translation adjustment	(1.0)	(3.0)
Contributions	9.6	9.1
Equity earnings	2.2	2.2
Ending Balance	$55.3	$44.5

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The change in the GTSC investment balance is as follows (in millions):

	Nine Months Ended	Year Ended
	September 30, 2023	December 31, 2022
Beginning balance	$54.5	$35.7
Contributions	22.5	37.4
Distributions	(17.5)	(22.5)
Equity earnings	2.4	5.9
Fair value adjustment	(4.5)	(2.0)
Ending Balance	$57.4	$54.5

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

The following table summarizes the assets and liabilities of our consolidated VIEs after eliminations, with the exception of the Operating Partnership, included in our Consolidated Balance Sheets (in millions):

	September 30, 2023	December 31, 2022
Assets
Investment property, net	$834.1	$739.7
Cash, cash equivalents and restricted cash	16.6	14.1
Other intangible assets, net	12.1	13.0
Other assets, net	5.7	10.5
Total Assets	$868.5	$777.3

Liabilities and Other Equity
Secured debt	$21.8	$22.2
Unsecured debt	35.2	35.2
Advanced reservation deposits and rent	15.6	13.8
Accrued expenses and accounts payable	27.9	11.8
Other liabilities	1.2	1.4
Total Liabilities	101.7	84.4
Temporary equity	47.0	41.3
Total Liabilities and Other Equity	$148.7	$125.7

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Total assets related to the consolidated VIEs, with the exception of the Operating Partnership, comprised 4.9% and 4.5% of our consolidated total assets at September 30, 2023 and December 31, 2022, respectively. Total liabilities comprised 1.1% and 0.9% of our consolidated total liabilities at September 30, 2023 and December 31, 2022, respectively. Equity Interests and Noncontrolling interests related to the consolidated VIEs, on an absolute basis, comprised less than 1.0% of our consolidated total equity at September 30, 2023 and December 31, 2022, respectively.

8. Debt and Line of Credit

The following table sets forth certain information regarding debt, including premiums, discounts and deferred financing costs (in millions, except for statistical information):

	Carrying Amount		Weighted Average Years to Maturity		Weighted Average Interest Rates
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Secured Debt(1)	$3,359.5	$3,217.8	9.3	10.2	3.81%	3.723%
Unsecured Debt
Senior unsecured notes(2)	2,176.9	1,779.6	7.7	8.1	3.375%	2.9%
Line of credit and other debt(3)	2,084.9	2,130.6	2.0	2.8	5.394%	4.417%
Preferred equity - Sun NG Resorts - mandatorily redeemable	35.2	35.2	1.0	1.8	6.0%	6.0%
Preferred OP units - mandatorily redeemable	8.5	34.0	0.3	3.1	6.5%	5.921%
Total Unsecured Debt	4,305.5	3,979.4
Total Debt	$7,665.0	$7,197.2	6.8	7.4	4.131%	3.746%
(1) Balances at September 30, 2023 and December 31, 2022 include $0.1 million of net debt premium, respectively, and $15.1 million and $14.6 million of deferred financing costs, respectively.
(2) Balances at September 30, 2023 and December 31, 2022 include $6.7 million and $6.1 million of net debt discount, respectively, and $16.4 million and $14.3 million of deferred financing costs, respectively. Weighted average interest rates include the impact of hedge activity.
(3) Balances at September 30, 2023 and December 31, 2022 include $2.0 million and $3.0 million of deferred financing costs, respectively. Weighted average interest rates include the impact of hedge activity.

Secured Debt

Secured debt consists of mortgage term loans. During the nine months ended September 30, 2023, no mortgage term loans were repaid. During the year ended December 31, 2022, we repaid the following mortgage term loans during the quarters presented below (in millions, except for statistical information):

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

During the nine months ended September 30, 2023 and the year ended December 31, 2022, we entered into the following mortgage term loans during the quarters presented below (in millions, except for statistical information):

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
(4)Represents a construction loan (undrawn as of September 30, 2023).
(5)Represents loans jointly secured by one property.

The mortgage term loans, which total $3.4 billion as of September 30, 2023, are secured by 154 properties comprised of 61,653 sites representing approximately $2.7 billion of net book value. Refer to Note 19, "Subsequent Events," for activity subsequent to September 30, 2023.

Unsecured Debt

Senior Unsecured Notes

The following table sets forth certain information regarding our outstanding senior unsecured notes (in millions, except for statistical information). All senior unsecured notes include interest payments on a semi-annual basis in arrears, and are recorded in the Unsecured debt line item on the Consolidated Balance Sheets.

		Carrying Amount
	Principal Amount	September 30, 2023	December 31, 2022
5.7% notes, issued in January 2023 and due in January 2033(1)	$400.0	$395.6	N/A
4.2% notes, issued in April 2022 and due in April 2032	600.0	592.4	591.8
2.3% notes, issued in October 2021 and due in November 2028	450.0	446.6	446.2
2.7% notes, issued in June 2021 and October 2021, and due in July 2031	750.0	742.3	741.6
Total	$2,200.0	$2,176.9	$1,779.6
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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Senior Credit Facility bears interest at a floating rate based on the Adjusted Term Secured Overnight Financing Rate ("SOFR"), the Adjusted Eurocurrency Rate, the Australian Bank Bill Swap Bid Rate ("BBSY"), the Daily Sterling Overnight Index Average ("SONIA") Rate or the Canadian Dollar Offered Rate, as applicable, plus a margin, in all cases, which can range from 0.725% to 1.6%, subject to certain adjustments. As of September 30, 2023, the margins based on our credit ratings were 0.85% on the revolving loan facility and 0.95% on the term loan facility. During the nine months ended September 30, 2023 and year ended December 31, 2022, we achieved sustainability related requirements resulting in a favorable 0.04% and 0.01% adjustments, respectively, to both margins.

At the lenders' option, the Senior Credit Facility will become immediately due and payable upon an event of default under the Credit Facility Amendment. We had $1.0 billion and $1.1 billion of borrowings outstanding under the revolving loan as of September 30, 2023 and December 31, 2022, respectively. We also had $1.1 billion of borrowings outstanding under the term loan on the Senior Credit Facility as of September 30, 2023 and December 31, 2022, respectively. These balances are recorded in Unsecured debt on the Consolidated Balance Sheets.

The Senior Credit Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under the Senior Credit Facility, but does reduce the borrowing amount available. We had $16.7 million and $2.6 million of outstanding letters of credit at September 30, 2023 and December 31, 2022, respectively.

Unsecured Term Loan

In October 2019, we assumed a $58.0 million secured term loan facility related to an acquisition. The term loan initially had a four-year term ending October 29, 2023, and bore interest at a floating rate based on the Eurodollar rate or Prime rate plus a margin ranging from 1.2% to 2.05%. Effective July 1, 2021, we amended the agreement to release the associated collateral, extend the term loan facility maturity date to October 29, 2025 and adjust the interest rate margin to a range from 0.8% to 1.6%. In August 2022, we amended the secured term loan facility to transition from the Eurodollar rate to SOFR. As of September 30, 2023, the margin based on our credit rating was 0.95%. The outstanding balance was $9.2 million at September 30, 2023 and $19.8 million at December 31, 2022, respectively. In accordance with the amended agreement, we achieved sustainability related requirements resulting in a favorable 0.01% adjustment to the margins. These balances are recorded in Unsecured debt on the Consolidated Balance Sheets.

Preferred Equity - Sun NG Resorts - Mandatorily Redeemable

In connection with the investment in Sun NG Resorts in June 2018, unrelated third parties purchased $35.3 million of mandatorily redeemable Preferred Equity ("Preferred Equity - Sun NG Resorts") that carries a preferred rate of return of 6.0% per annum and has a seven-year term ending June 1, 2025. If we terminate the property management agreement related to the property, we must acquire NG Sun LLC's interest in such property, which, in addition to its Series B preferred equity interests and common equity interests allocated to such property, may include its and certain unrelated third parties' Preferred Equity - Sun NG Resorts allocated to such property. The Preferred Equity - Sun NG Resorts as of September 30, 2023 and December 31, 2022, respectively, was $35.2 million. This balance is recorded in Unsecured debt on the Consolidated Balance Sheets. Refer to Note 7, "Consolidated Variable Interest Entities," and Note 9, "Equity and Temporary Equity," for additional information.

Preferred OP Units - Mandatorily Redeemable

At September 30, 2023 and December 31, 2022, respectively, our Preferred OP units include $8.5 million and $34.0 million of Aspen preferred OP units. These balances are recorded in Unsecured debt on the Consolidated Balance Sheets. As of September 30, 2023, 314,934 of Aspen preferred OP units were outstanding and convertible into 104,544 common OP units.

In January 2020, we amended the Operating Partnership's partnership agreement to extend the automatic redemption date and reduce the annual distribution rate for 270,000 of the Aspen preferred OP units (the "Extended Units"). The Extended Units redemption date was extended to January 1, 2034, and their distribution rate was lowered to 3.8%. During the three months ended March 31, 2023, all of the Extended Units, representing $7.3 million of unsecured debt, converted into common equity.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

For the remaining Aspen preferred OP units, subject to certain limitations, at any time prior to January 1, 2024, the holder of each Aspen preferred OP unit may, at its option, convert such unit into: (a) if the average closing price of our common stock for the preceding ten trading days is $68.00 per share or less, 0.397 common OP units; or (b) if the 10-day average closing price is greater than $68.00 per share, a number of common OP units determined by dividing (i) the sum of (A) $27.00 plus (B) 25.0% of the amount by which the 10-day average closing price exceeds $68.00 per share, by (ii) the 10-day average closing price. The current preferred distribution rate on the remaining Aspen preferred OP units is 6.5%. On January 2, 2024, we are required to redeem for cash all Aspen preferred OP units that have not been converted to common OP units. During the nine months ended September 30, 2023, unit holders converted 673,885 of the remaining Aspen preferred OP units, representing $18.2 million of unsecured debt, into common equity and common OP units. Refer to Note 9, "Equity and Temporary Equity," for additional details related to Aspen preferred OP unit conversions.

Covenants

The mortgage term loans, senior unsecured notes and Senior Credit Facility are subject to various financial and other covenants. The most restrictive covenants are pursuant to (a) the terms of the Senior Credit Facility, which contains a maximum leverage ratio, minimum fixed charge coverage ratio and maximum secured leverage ratio, and (b) the terms of the senior unsecured notes, which contain a total debt to total assets ratio, secured debt to total assets ratio, consolidated income available for debt service to debt service ratio and unencumbered total asset value to unsecured debt ratio. At September 30, 2023, we were in compliance with all financial covenants.

In addition, certain of our subsidiary borrowers own properties that secure loans. These subsidiaries are consolidated within our accompanying Consolidated Financial Statements, however, each of these subsidiaries' assets and credit are not available to satisfy our debts and other obligations, and any of our other subsidiaries or any other person or entity.

Interest Capitalized

We capitalize interest during the construction and development of our communities. Capitalized interest costs associated with construction and development activities during the three and nine months ended September 30, 2023 and 2022 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest capitalized	$3.8	$1.3	$8.9	$4.1

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

9. Equity and Temporary Equity

Temporary Equity

Redeemable Preferred OP Units

Temporary equity includes preferred securities that are redeemable for cash at the holder's option or upon the occurrence of an event that is not solely within our control based on a fixed or determinable price. These securities are not mandatorily redeemable for cash nor do they contain a fixed maturity date. The following table sets forth the various series of redeemable preferred OP units that were outstanding as of September 30, 2023 and December 31, 2022 and the related terms, and summarizes the balance included within Temporary Equity on our Consolidated Balance Sheets (in millions, except for statistical information):

Description	OP Units Outstanding	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption(3)	Redemption Period	Carrying Amount
	September 30, 2023					September 30, 2023	December 31, 2022
Series D preferred OP units	488,958	0.8000	4.0%	Holder's Option	Any time after earlier of January 31, 2024 or death of holder	$48.2	$48.1
Series F preferred OP units	90,000	0.6250	3.0%	Holder's Option	Any time after earlier of May 14, 2025 or death of holder	8.7	8.7
Series G preferred OP units	210,710	0.6452	3.2%	Holder's Option	Any time after earlier of September 30, 2025 or death of holder	21.1	24.4
Series H preferred OP units	581,238	0.6098	3.0%	Holder's Option	Any time after earlier of October 30, 2025 or death of holder	56.5	56.7
Series J preferred OP units	238,000	0.6061	2.85%	Holder's Option	During the 30-day period following a change of control of the Company or any time after April 21, 2026	23.3	23.6
Series K preferred OP units	1,000,000	0.5882	4.0%	Holder's Option	Within 60 days after March 23, 2028	99.7	—
Total	2,608,906					$257.5	$161.5
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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Redeemable Equity Interests

The following table summarizes the redeemable equity interests included in Temporary Equity on our Consolidated Balance Sheets (in millions):

		Carrying Amount
Equity Interest	Description	September 30, 2023	December 31, 2022
FPG Sun Moreno Valley 66 LLC	In connection with the investment in land for future development in the city of Moreno Valley, California, at the property known as FPG Sun Moreno Valley 66 LLC	$0.1	$0.1
Solar Energy Project CA II LLC	A joint venture that operates and maintains solar energy equipment in select California communities	4.9	4.2
Solar Energy Project LLC	A joint venture that operates and maintains solar energy equipment in select California communities	2.2	1.9
Solar Energy Project III LLC	A joint venture that operates and maintains solar energy equipment in select Arizona and California communities	2.3	0.3
FPG Sun Menifee 80 LLC	In connection with the investment in land for future development in the city of Menifee, in California, at the property known as FPG Sun Menifee 80 LLC	0.1	0.1
NG Sun Whitewater LLC	In connection with the investment in land at the property known as Whitewater	2.9	3.2
NG Sun LLC(1)	In connection with the investment in Sun NG Resorts, a joint venture that operates a portfolio of RV communities in the U.S.	34.1	31.1
NG Sun Beaver Brook LLC	In connection with the investment in Sun NG Beaver Brook LLC, a joint venture that operates one RV communities in the U.S.	0.4	0.5
Total		$47.0	$41.4
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
In December 2021, the operating agreement was amended and we paid Sun NG Resorts a contingent consideration earnout in the amount of $38.3 million. The contingent consideration payment was recognized as an additional purchase price payment within Land improvements and buildings in the Consolidated Balance Sheets, and within Acquisition of properties, net of cash acquired in the Consolidated Statement of Cash Flows. The Equity Interest - NG Sun LLC balance was $34.1 million and $31.1 million as of September 30, 2023 and December 31, 2022, respectively. Refer to Note 7, "Consolidated Variable Interest Entities," and Note 8, "Debt and Line of Credit," for additional information.

Permanent Equity

Universal Shelf Registration Statement

In April 2021, we filed a new universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was deemed automatically effective and provides for the registration of unspecified amounts of equity and debt securities. At our 2023 Annual Meeting of Shareholders on May 16, 2023, our shareholders approved the Articles of Amendment to the Company's charter, which increased the authorized number of shares of capital stock to 380,000,000 shares, of which 360,000,000 shares are common stock and 20,000,000 shares are preferred stock, par value $0.01 per share. As of September 30, 2023, we had 124,447,044 shares of common stock issued and outstanding and no shares of preferred stock were issued and outstanding.

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

At the Market Offering Sales Agreement

In December 2021, we entered into an At the Market Offering Sales Agreement with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock (the "Sales Agreement"), through the sales agents, acting as our sales agents or, if applicable, as forward sellers, or directly to the sales agents as principals for their own accounts. The sales agents and forward sellers are entitled to compensation in an agreed amount not to exceed 2.0% of the gross price per share for any shares sold under the Sales Agreement. We simultaneously terminated our prior sales agreement upon entering into the Sales Agreement. Through September 30, 2023, we had entered into forward sales agreements under our Sales Agreement for an aggregate gross sales price of $160.6 million.

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

During the three months ended June 30, 2022, we completed the physical settlement of 1,200,000 shares of common stock under our prior at the market offering program and received net proceeds of $229.5 million. Additionally, we entered into forward sales agreements with respect to 290,600 shares of common stock for $50.1 million, under our Sales Agreement. These forward sale agreements were settled during the three months ended September 30, 2022.

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

Issuances of Common Stock in Connection with the Acquisition of Certain Properties

In April 2022, we issued 186,044 shares of common stock with a value of $33.9 million in connection with the acquisition of Park Holidays.

Issuances of Common OP Units in Connection with the Acquisition of Certain Properties

Nine Months Ended September 30, 2023 and 2022	Common OP Units Issued		Value at Issuance (in millions)	Related Acquisition
January 2023	31,289		$4.4	Fox Run
May 2022	10,854	(1)	$1.8	Rudgate
May 2022	5,605		$1.0	Kittery Point
February 2022	14,683		$2.8	Jarrett Bay Boatworks
(1)During the three months ended June 30, 2022, we acquired the noncontrolling equity interest held by third parties in Rudgate for a total purchase price of $3.1 million. As consideration, we issued 10,854 common OP units and paid the remainder of the purchase price in cash. The acquisition resulted in the Company owning a 100.0% controlling interest in Rudgate. The acquisition was accounted for as an equity transaction in accordance with ASC 810, "Consolidation," with the difference between the purchase price and the acquired noncontrolling interest of $13.2 million recorded as an increase to Additional Paid-in Capital on the Consolidated Balance Sheets. Refer to Note 7, "Consolidated Variable Interest Entities," for additional information.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Noncontrolling Interests - Common and Preferred OP Units

The following table summarizes the common and preferred OP units included within Noncontrolling interests on our Consolidated Balance Sheets (in millions, except for shares and statistical information):

Description	OP Units Outstanding	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption	Redemption Period	Carrying Amount
	September 30, 2023					September 30, 2023	December 31, 2022
Common OP units	2,632,368	1.0000	Same distribution rate for common stock	N/A	N/A	$50.0	$31.5
Series A-1 preferred OP units	202,144	2.4390	6.0%	N/A	N/A	13.6	14.0
Series A-3 preferred OP units	40,268	1.8605	4.5%	N/A	N/A	2.7	2.7
Series C preferred OP units	305,848	1.1100	5.0%	N/A	N/A	23.0	23.6
Series E preferred OP units	80,000	0.6897	5.5%	N/A	N/A	6.7	6.9
Total	3,260,628					$96.0	$78.7
(1) Exchange rates are subject to adjustment upon stock splits, recapitalizations and similar events. The exchange rates of certain series of OP units are approximated to four decimal places.
(2) Distributions are payable on the issue price of each OP unit which is $100.00 per unit for all these preferred OP units.

Conversions

Conversions to Common Stock and Common OP Units - Subject to certain limitations, holders can convert certain series of OP units to shares of our common stock and to common OP units at any time. Below is the activity of conversions during the nine months ended September 30, 2023 and 2022:

		Nine Months Ended
		September 30, 2023			September 30, 2022
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)	Common OP Units(1)	Units / Shares Converted	Common Stock(1)
Aspen preferred OP units	Various(2)	943,885	113,972	191,223	—	—
Common OP units	1.0000	8,848	8,848	—	139,841	139,841
Series A-1 preferred OP units	2.4390	5,404	13,177	—	4,695	11,444
Series C preferred OP units	1.1100	165	183	—	150	166
Series E preferred OP units	0.6897	—	—	—	10,000	6,896
Series G preferred OP units	0.6452	30,000	19,353	—	—	—
Series H preferred OP units	0.6098	129	78	—	—	—
Series I preferred OP units	0.6098	—	—	—	922,000	562,195
Series J preferred OP units	0.6061	2,000	1,212	—	—	—
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.
(2)Refer to Note 8, "Debt and Line of Credit," for additional detail on Aspen preferred OP unit conversions.

Distributions

Distributions declared for the three months ended September 30, 2023 were as follows:

Common Stock, Common OP units and Restricted Stock Distributions	Record Date	Payment Date	Distribution Per Share	Total Distribution (in Millions)
September 30, 2023	9/29/2023	10/16/2023	$0.93	$118.1

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

10. Share-Based Compensation

As of September 30, 2023, we had two share-based compensation plans: the Sun Communities, Inc. first amended 2015 Equity Incentive Plan (as amended, the "2015 Equity Incentive Plan") and the First Amended and Restated 2004 Non-Employee Director Option Plan (as amended, the "2004 Non-Employee Director Option Plan"). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future. Time based awards for directors generally vest over three years. Time based awards for key employees and executives generally vest over five years. Market condition awards for executives generally vest after three years.

During the nine months ended September 30, 2023 and 2022, shares were granted as follows:

Grant Period	Type	Plan	Shares Granted	Grant Date Fair Value Per Share		Vesting Type
2023	Key Employees	2015 Equity Incentive Plan	220,858	$137.14	(1)	Time Based
2023	Executive Officers	2015 Equity Incentive Plan	62,800	$144.88	(1)	Time Based
2023	Executive Officers	2015 Equity Incentive Plan	82,200	$108.60	(2)	Market Condition	(3)
2023	Directors	2004 Non-Employee Director Option Plan	16,000	$148.12	(1)	Time Based
2022	Key Employees	2015 Equity Incentive Plan	203,210	$179.23	(1)	Time Based
2022	Executive Officers	2015 Equity Incentive Plan	66,000	$178.20	(1)	Time Based
2022	Executive Officers	2015 Equity Incentive Plan	91,500	$124.88	(2)	Market Condition	(3)
2022	Directors	2004 Non-Employee Director Option Plan	11,900	$197.00	(1)	Time Based
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

The vesting requirements for 225,879 and 257,663 restricted shares granted to our executives, directors and employees were satisfied during the nine months ended September 30, 2023 and 2022, respectively.

We capitalize a portion of share-based compensation costs for employees who work directly on construction and development of our communities. We recognized the following share-based compensation costs (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Share-based compensation - expensed(1)	$9.9	$9.5	$29.4	$28.4
Share-based compensation - capitalized(2)	$0.6	$—	$1.9	$—
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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

A presentation of segment financial information is summarized as follows (in millions):

	Three Months Ended
	September 30, 2023				September 30, 2022
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Operating revenues	$406.4	$270.7	$264.9	$942.0	$419.1	$263.4	$228.1	$910.6
Operating expenses / Cost of sales	190.6	119.7	173.7	484.0	200.5	118.1	136.8	455.4
NOI	$215.8	$151.0	$91.2	$458.0	$218.6	$145.3	$91.3	$455.2
Adjustments to arrive at net income
Interest income				15.2				11.2
Brokerage commissions and other revenues, net				26.0				10.8
General and administrative expense				(66.2)				(69.1)
Catastrophic event-related charges, net				3.1				(12.2)
Business combination expense, net				—				(8.4)
Depreciation and amortization				(162.6)				(149.7)
Asset impairments				(1.2)				(1.6)
Loss on extinguishment of debt (see Note 8)				—				(4.0)
Interest expense				(84.1)				(61.7)
Interest on mandatorily redeemable preferred OP units / equity				(0.8)				(1.0)
Gain / (loss) on remeasurement of marketable securities				6.1				(7.2)
Gain / (loss) on foreign currency exchanges				(6.5)				14.9
Loss on dispositions of properties				(0.7)				(0.8)
Other income / (expense), net				(3.7)				2.8
Loss on remeasurement of notes receivable				(1.3)				(0.1)
Income from nonconsolidated affiliates (see Note 6)				1.4				2.0
Gain on remeasurement of investment in nonconsolidated affiliates				—				(0.4)
Current tax expense				(4.6)				(7.3)
Deferred tax benefit				2.3				3.6
Net Income				180.4				177.0
Less: Preferred return to preferred OP units / equity interests				3.3				2.5
Less: Income attributable to noncontrolling interests				14.0				11.9
Net Income Attributable to SUI Common Shareholders				$163.1				$162.6

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended
	September 30, 2023				September 30, 2022
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Operating revenues	$1,135.4	$570.5	$706.1	$2,412.0	$1,073.4	$569.5	$599.8	$2,242.7
Operating expenses / Cost of sales	542.4	285.0	468.0	1,295.4	489.9	284.8	376.2	1,150.9
Net Operating Income / Gross Profit	$593.0	$285.5	$238.1	$1,116.6	$583.5	$284.7	$223.6	$1,091.8
Adjustments to arrive at net income
Interest income				40.6				25.3
Brokerage commissions and other revenues, net				45.3				27.4
General and administrative expense				(192.4)				(187.0)
Catastrophic event-related charges, net				2.2				(12.3)
Business combination expense, net				(3.0)				(23.9)
Depreciation and amortization				(482.3)				(447.7)
Asset impairments				(10.1)				(2.3)
Loss on extinguishment of debt (see Note 8)				—				(4.4)
Interest expense				(239.9)				(162.2)
Interest on mandatorily redeemable preferred OP units / equity				(2.7)				(3.1)
Loss on remeasurement of marketable securities				(8.0)				(74.0)
Gain / (loss) on foreign currency exchanges				(6.5)				21.7
Gain / (loss) on dispositions of properties				(2.9)				12.5
Other income / (expense), net				(5.5)				2.6
Gain / (loss) on remeasurement of notes receivable				(3.1)				0.1
Income from nonconsolidated affiliates (see Note 6)				0.5				3.8
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates				(4.5)				0.1
Current tax expense				(13.9)				(12.5)
Deferred tax benefit				14.6				3.9
Net Income				245.0				259.8
Less: Preferred return to preferred OP units / equity interests				9.0				8.6
Less: Income attributable to noncontrolling interests				13.2				13.9
Net Income Attributable to SUI Common Shareholders				$222.8				$237.3

	September 30, 2023				December 31, 2022
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Identifiable Assets
Investment property, net	$6,903.2	$3,881.1	$3,206.4	$13,990.7	$7,181.7	$3,744.3	$3,045.0	$13,971.0
Cash, cash equivalents and restricted cash	34.2	17.0	10.8	62.0	49.4	30.3	10.7	90.4
Marketable securities	71.2	41.6	—	112.8	82.4	44.9	—	127.3
Inventory of manufactured homes	195.6	24.2	—	219.8	189.1	13.6	—	202.7
Notes and other receivables, net	659.5	116.0	56.7	832.2	475.2	96.5	45.6	617.3
Goodwill	533.1	9.5	541.5	1,084.1	467.4	9.5	541.5	1,018.4
Other intangible assets, net	88.0	29.8	256.9	374.7	97.9	32.6	271.5	402.0
Other assets, net	633.3	50.2	245.5	929.0	356.1	63.0	236.0	655.1
Total Assets	$9,118.1	$4,169.4	$4,317.8	$17,605.3	$8,899.2	$4,034.7	$4,150.3	$17,084.2

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

12. Income Taxes

We have elected to be taxed as a real estate investment trust ("REIT") pursuant to Section 856(c) of the Internal Revenue Code of 1986, as amended ("Code"). In order for us to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources. In addition, a REIT must distribute annually at least 90% of its REIT taxable income (calculated without any deduction for dividends paid and excluding capital gains) to its shareholders and meet other tests.

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation, which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT during the nine months ended September 30, 2023.

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

Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards, depreciation, interest and basis differences between tax and GAAP. Our deferred tax assets that have a full valuation allowance relate to our taxable REIT subsidiaries. As of September 30, 2023, we had $215.8 million of net deferred tax liabilities, comprised of deferred tax assets, net of valuation allowance of $46.4 million, and deferred tax liabilities of $262.2 million. Additionally, we have $58.1 million of deferred tax liabilities that have been reclassified as real estate held for sale. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information. The deferred tax liability balance is comprised primarily of basis differences in our foreign investment in properties in the UK and Canada. As of December 31, 2022, we had $308.6 million of net deferred tax liabilities, comprised of deferred tax assets, net of valuation allowance of $32.2 million, and deferred tax liabilities of $340.8 million. The net deferred tax assets and deferred tax liabilities are recorded within Other assets and Other liabilities, respectively, on our Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022.

We had no unrecognized tax benefits as of September 30, 2023 and 2022. We do not expect significant changes in tax positions that would result in unrecognized tax benefits within one year of September 30, 2023.

For the three and nine months ended September 30, 2023, we recorded current tax expense for federal, state, Canadian, Puerto Rican, and UK income taxes and Australian withholding taxes totaling $4.6 million and $13.9 million, respectively. For the three and nine months ended September 30, 2022, we recorded current tax expense for federal, state, Canadian, Puerto Rican, and UK income taxes and Australian withholding taxes totaling $7.3 million and $12.5 million, respectively.

For the three and nine months ended September 30, 2023, we recorded a deferred tax benefit of $2.3 million and $14.6 million, respectively. For the three and nine months ended September 30, 2022, we recorded a deferred tax benefit of $3.6 million and $3.9 million, respectively.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Computations of basic and diluted EPS were as follows (in millions, except for per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Numerator
Net income attributable to SUI common shareholders	$163.1	$162.6	$222.8	$237.3
Less: allocation to restricted stock awards	1.2	1.1	1.6	1.5
Basic earnings - net income attributable to common shareholders after allocation to restricted stock awards	$161.9	$161.5	$221.2	$235.8
Add: allocation to restricted stock awards	—	—	—	—
Add: allocation to common and preferred OP units dilutive effect	—	0.5	—	4.9
Diluted earnings - net income attributable to common shareholders after allocation to common and preferred OP units(1)	$161.9	$162.0	$221.2	$240.7

Denominator
Weighted average common shares outstanding	123.5	122.4	123.4	119.2
Add: common shares dilutive effect from Forward Equity Offering	—	—	—	0.2
Add: dilutive restricted stock	—	—	—	—
Add: common and preferred OP units dilutive effect	—	0.4	—	2.5
Diluted weighted average common shares and securities(1)	123.5	122.8	123.4	121.9
EPS Available to Common Shareholders After Allocation
Basic earnings per share	$1.31	$1.32	$1.79	$1.98
Diluted earnings per share(1)	$1.31	$1.32	$1.79	$1.97
(1) For the three and nine months ended September 30, 2023 and 2022, diluted earnings per share was calculated using the two-class method for restricted common shares as the application of this method resulted in a more diluted earnings per share during those periods.

We have excluded certain convertible securities from the computation of diluted EPS because the inclusion of those securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computations of diluted EPS as of September 30, 2023 and 2022 (in thousands):

	As of
	September 30, 2023	September 30, 2022
Common OP units	2,632	2,429	(1)
A-1 preferred OP units	202	270
A-3 preferred OP units	40	40
Aspen preferred OP units	315	1,284	(2)
Series C preferred OP units	306	306
Series D preferred OP units	489	489
Series E preferred OP units	80	80
Series F preferred OP units	90	90
Series G preferred OP units	211	241
Series H preferred OP units	581	581
Series J preferred OP units	238	240
Series K preferred OP units	1,000	N/A
Total Securities	6,184	6,050
(1) For the three months ended September 30, 2022, Common OP units were excluded from the computation of diluted earnings per share because the inclusion of those securities would have been anti-dilutive for the period. For the nine months ended September 30, 2022, Common OP units were included in the computation of diluted earnings per share because they were dilutive for the period.
(2) For the three months ended September 30, 2022, Aspen preferred OP units were included in the computation of diluted earnings per share because the inclusion of those securities was dilutive for the period. For the nine months ended September 30, 2022, Aspen preferred OP units were excluded from the computation of diluted earnings per share because the inclusion of those securities would have been anti-dilutive for the period.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

14. Derivative Financial Instruments

Our objective and strategy in using interest rate derivatives is to manage exposure to interest rate movements, thereby minimizing the effect of interest rate changes and the effect they could have on future cash outflows (forecasted interest payments), on a forecasted issuance of long-term debt, or on outstanding floating rate debt. We typically enter into treasury locks and interest rate swaps to accomplish this objective. We do not enter into derivative instruments for speculative purposes. We recognize derivative instruments at fair value on a recurring basis on the Consolidated Balance Sheets and classify the derivatives within Level 2 of the fair value hierarchy. We adjust our Consolidated Balance Sheets on a quarterly basis to reflect the current fair market value of the derivative instruments.

As of September 30, 2023, we held six interest rate swap contracts, which have each been designated as cash flow hedges under ASC Topic 815, "Derivatives and Hedging." The risks being hedged are the interest rate risk related to outstanding floating rate debt and forecasted debt issuance transactions, and the benchmark interest rates used are the SOFR and the SONIA Rate The unrealized gains or losses on the derivative instruments are recorded in AOCI and are reclassified to Interest expense on the Consolidated Statements of Operations during the same period in which the hedged transaction affects earnings. We estimate that $19.0 million will be reclassified as a reduction to Interest expense over the next 12 months for all of our outstanding cash flow hedges. Cash flow from these derivative instruments is classified in the same category as the cash flow items being hedged on the Consolidated Statements of Cash Flows.

During the three months ended September 30, 2023, we entered into two interest rate swap contracts to hedge variable rate borrowings of $125.0 million in aggregate. The interest rate swaps lock in a weighted average SOFR rate of 4.771%, for an all-in rate of 5.6814% through the maturity date of April 7, 2026. Refer to Note 19, "Subsequent Events," for activity subsequent to September 30, 2023.

During the three months ended March 31, 2023, we entered into one interest rate swap contract to hedge variable rate borrowings of £100.0 million (equivalent to $122.0 million as of September 30, 2023). The interest rate swap locked in a SONIA rate of 3.865% for an all-in rate of 4.808% through the maturity date of April 7, 2025. We also entered into one forward starting interest rate swap contract with an aggregate notional value of $50.0 million to hedge interest rate risk associated with a potential future debt offering.

During the three months ended March 31, 2023, in connection with the 2033 Notes issuance, we terminated two $100.0 million 10-year treasury rate lock contracts and one $50.0 million forward swap totaling $250.0 million and received a net settlement payment of $7.4 million. This lowered the effective interest rate on the 2033 Notes from 5.7% to 5.5%. As of the settlement date, the net accumulated gain included in AOCI is being reclassified into earnings as a reduction to Interest expense on a straight-line basis over the 10-year term of the hedged transaction.

The following table presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts (in millions):

	September 30, 2023			December 31, 2022
Derivatives designated as cash flow hedges	Notional	Fair Value of Assets(1)	Fair Value of Liabilities(2)	Notional	Fair Value of Assets(1)	Fair Value of Liabilities
Interest rate derivatives	$785.1	$24.8	$0.3	$733.6	$32.0	$—
(1)Included within Other Assets, net on the Consolidated Balance Sheets.
(2)Included within Other Liabilities on the Consolidated Balance Sheets.

Refer to Note 15, "Fair Value of Financial Instruments," for additional information related to the fair value methodology used for derivative financial instruments.

The following table presents the gains / (losses) on derivatives in cash flow hedging relationships recognized in Other comprehensive income (in millions):

	Three Months Ended		Nine Months Ended
Derivatives designated as cash flow hedges	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest rate derivatives	$(3.7)	$40.7	$6.7	$75.7

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table presents the amount of gains / (losses) on derivative instruments reclassified from AOCI into earnings (in millions):

	Financial Statement Classification	Three Months Ended		Nine Months Ended
Derivatives designated as cash flow hedges		September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest rate derivatives	Interest expense	$4.5	$(0.2)	$10.0	$0.6

15. Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, cash equivalents and restricted cash, marketable securities, notes and other receivables, derivative assets, debt, warrants and other liabilities. We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures, pursuant to ASC 820, "Fair Value Measurements and Disclosures." The following methods and assumptions were used in order to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

ASC 820, "Fair Value Measurements and Disclosures," requires disclosure regarding determination of fair value for assets and liabilities and establishes a hierarchy under which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair value hierarchy:

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Assets by Hierarchy Level

The table below sets forth our financial assets and liabilities (in millions) that required disclosure of fair value on a recurring basis as of September 30, 2023. The table presents the carrying values and fair values of our financial instruments as of September 30, 2023 and December 31, 2022, that were measured using the valuation techniques described above. The table excludes other financial instruments such as other receivables and accounts payable as the carrying values associated with these instruments approximate their fair value since their maturities are less than one year. These financial instruments are classified as Level 1 in the hierarchy.

	September 30, 2023
	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$62.0	$62.0	$—	$—	$62.0
Marketable securities	112.8	112.8	—	—	112.8
Installment notes receivable on manufactured homes, net	56.0	—	—	56.0	56.0
Notes receivable from real estate developers and operators	477.5	—	—	477.5	477.5
Derivative assets	24.8	—	24.8	—	24.8
Total assets measured at fair value	$733.1	$174.8	$24.8	$533.5	$733.1

Financial Liabilities
Secured debt	$3,359.5	$—	$3,359.5	$—	$2,857.9
Unsecured debt
Senior unsecured notes	2,176.9	—	2,176.9	—	1,836.0
Line of credit and other unsecured debt	2,128.6	—	2,128.6	—	2,128.6
Total unsecured debt	4,305.5	—	4,305.5	—	3,964.6
Derivative liabilities	0.3	—	0.3	—	0.3
Other financial liabilities (contingent consideration)	20.2	—	—	20.2	20.2
Total liabilities measured at fair value	$7,685.5	$—	$7,665.3	$20.2	$6,843.0

	December 31, 2022
	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$90.4	$90.4	$—	$—	$90.4
Marketable securities	127.3	127.3	—	—	127.3
Installment notes receivable on manufactured homes, net	65.9	—	—	65.9	65.9
Notes receivable from real estate developers and operators	305.2	—	—	305.2	305.2
Derivative assets	32.0	—	32.0	—	32.0
Total assets measured at fair value	$620.8	$217.7	$32.0	$371.1	$620.8

Financial Liabilities
Secured debt	$3,217.8	$—	$3,217.8	$—	$2,814.1
Unsecured debt
Senior unsecured notes	1,779.6	—	1,779.6	—	1,432.7
Line of credit and other unsecured debt	2,199.8	—	2,199.8	—	2,199.8
Total unsecured debt	3,979.4	—	3,979.4	—	3,632.5
Other financial liabilities (contingent consideration)	20.2	—	—	20.2	20.2
Total liabilities measured at fair value	$7,217.4	$—	$7,197.2	$20.2	$6,466.8

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

Marketable Securities

The fair value of marketable securities is measured by the quoted unadjusted share price which is readily available in active markets (Level 1). The change in the marketable securities balance was as follows (in millions):

	Nine Months Ended	Year Ended
Marketable Securities	September 30, 2023	December 31, 2022
Beginning Balance	$127.3	$186.9
Change in fair value measurement	(8.0)	(53.4)
Foreign currency exchange losses	(6.5)	(7.7)
Dividend reinvestment, net of tax	—	1.5
Ending Balance	$112.8	$127.3

Refer to Note 19, "Subsequent Events," for activity related to this investment subsequent to September 30, 2023.

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

Notes Receivable from Real Estate Developers and Operators

Notes receivable from real estate developers and operators are recorded at fair value and are measured using model-derived indicative pricing using primarily unobservable inputs including interest rates and counterparty performance (Level 3). The carrying values of the notes generally approximate their fair market values either due to the nature of the note and / or the note being secured primarily by underlying real estate and other collateral and / or personal guarantees. Refer to Note 4, "Notes and Other Receivables," for additional information.

Derivative Assets and Liabilities - Interest Rate Derivatives

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Line of credit and other unsecured debt - consists primarily of our Senior Credit Facility. We have variable rates on our Senior Credit Facility. The fair value of the debt with variable rates approximates carrying value as the interest rates of these amounts approximate market rates (Level 2). The estimated fair value of our debt as of September 30, 2023 approximated its gross carrying value.

Other Financial Liabilities

We estimate the fair value of contingent consideration liabilities based on valuation models using significant unobservable inputs that generally consider discounting of future cash flows using market interest rates and adjusting for non-performance risk over the remaining term of the liability (Level 3).

Level 3 Reconciliation, Measurements and Transfers

We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. Availability of secondary market activity and consistency of pricing from third-party sources impacts our ability to classify securities as Level 2 or Level 3. There were no transfers into or out of Level 3 during the nine months ended September 30, 2023.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following tables summarize changes to our financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended
	September 30, 2023				September 30, 2022
Assets	Installment Notes Receivable on MH, net		Notes Receivable From Real Estate Developers and Operators	Warrants	Installment Notes Receivable on MH, net		Notes Receivable From Real Estate Developers and Operators	Warrants
Level 3 beginning balance at June 30, 2023 and 2022	$59.5		$462.4	$—	$73.1		$292.3	$—
Realized gains / (losses)	(1.3)	(1)	—	—	(0.1)	(1)	—	(0.6)	(2)
Purchases and issuances	0.2		31.9	—	—		17.8	0.6
Sales and settlements	(2.4)		(3.5)	—	(3.6)		(4.3)	—
Foreign currency exchange gains / (losses)	—		(13.4)	—	—		(17.5)	—
Other adjustments	—		0.1	—	—		—	—
Level 3 ending balance at September 30, 2023 and 2022	$56.0		$477.5	$—	$69.4		$288.3	$—
(1) Realized losses recorded within Gain / (loss) on remeasurement of notes receivable on the Consolidated Statements of Operations.
(2) Realized losses recorded within Income from nonconsolidated affiliates within on the Consolidated Statements of Operations.

	Nine Months Ended
	September 30, 2023					September 30, 2022
Assets	Installment Notes Receivable on MH, net		Notes Receivable From Real Estate Developers and Operators	Warrants		Installment Notes Receivable on MH, net		Notes Receivable From Real Estate Developers and Operators	Warrants
Level 3 beginning balance at December 31, 2022 and 2021	$65.9		$305.2	$—		$79.1		$284.0	$—
Realized gains / (losses)	(3.1)	(1)	—	(0.4)	(2)	0.1	(1)	—	(2.6)	(2)
Purchases and issuances	0.4		179.3	0.4		1.0		65.6	2.6
Sales and settlements	(7.2)		(10.4)	—		(10.8)		(21.1)	—
Dispositions of properties	—		—	—		—		—	—
Foreign currency exchange gains / (losses)	—		3.3	—		—		(40.2)	—
Other adjustments	—		0.1	—		—		—	—
Level 3 ending balance at September 30, 2023 and 2022	$56.0		$477.5	$—		$69.4		$288.3	$—
(1) Realized gain / (losses) recorded within Gain / (loss) on remeasurement of notes receivable on the Consolidated Statements of Operations.
(2) Realized losses recorded within Income from nonconsolidated affiliates within on the Consolidated Statements of Operations.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Liabilities	Contingent Consideration	Contingent Consideration	Contingent Consideration	Contingent Consideration
Level 3 beginning balance June 30, 2023 and 2022, December 31, 2022 and 2021	$20.2	$20.2	$20.2	$20.2
Level 3 ending balance at September 30, 2023 and 2022(1)	$20.2	$20.2	$20.2	$20.2
(1) There was no activity related to the Contingent consideration liability during the three and nine months ended September 30, 2023 and 2022.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available as of September 30, 2023. As such, our estimates of fair value could differ significantly from the actual carrying value.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

16. Commitments and Contingencies

Legal Proceedings - Class Action Litigation

Since August 31, 2023, several putative class action complaints have been filed in the U.S. District Court for the Northern District of Illinois, Eastern Division, against Datacomp Appraisal Systems, Inc., us, and nine other large MH operators in the United States. The complaint alleges that the defendants have violated federal antitrust laws by sharing and receiving competitively sensitive non-public information to maintain artificially high site rents. The plaintiffs have moved to consolidate the complaints into the case captioned Carla Hajek and Gregory Hammerlund v. Datacomp Appraisal Systems, Inc., et al., No. 1:23-cv-6715.

Plaintiffs seek both injunctive and monetary damages, as well as attorneys' fees. We are unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this litigation. If an unfavorable result were to occur, it is possible that the impact could be material to our results of operations in the periods in which any such outcome becomes probable and estimable.

We believe that the plaintiffs' allegations are without merit and intend to defend against them vigorously. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that our defense of this litigation will be successful.

We are involved in various other legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

Catastrophic Event-Related Charges - Hurricane Ian

When Hurricane Ian made landfall on Florida's western coast in September 2022, the storm primarily affected three properties in the Fort Myers area, comprising approximately 2,500 sites. These properties sustained significant flooding and wind damage from the hurricane. At other affected MH and RV properties, most of the damage was limited to trees, roofs, fences, skirting and carports. At affected marina properties, docks, buildings, and landscaping sustained wind and water damage.

We maintain property, casualty, flood and business interruption insurance for our community portfolio, subject to customary deductibles and limits.

Estimated property insurance recoveries, excluding business interruption recoveries, of $52.2 million related to Hurricane Ian were recorded in Notes and other receivables, net on the Consolidated Balance Sheets as of September 30, 2023. The table below sets forth changes estimated property insurance recoveries, excluding business interruption recoveries (in millions):

Nine Months Ended September 30, 2023
Total estimated insurance receivable - December 31, 2022	$54.9
Change in estimated property insurance recoveries	40.2
Proceeds received from insurer	(42.9)
Total estimated insurance receivable - September 30, 2023	$52.2

Changes in estimated property insurance recoveries related to Hurricane Ian during the nine months ended September 30, 2023 were primarily the result of $45.0 million of incremental costs that exceeded the applicable deductible, net of a $4.8 million reduction due to a decrease in the estimated property impairment. The foregoing estimates are based on current information available, and we continue to assess these estimates. Actual charges and insurance recoveries could vary significantly from these estimates. Any changes to these estimates will be recognized in the period(s) in which they are determined.

We are actively working with our insurance providers on claims for business interruption recoveries. During the three months ended September 30, 2023, we received and recognized $12.9 million, net of deductibles, for the lost earnings covering the date of the hurricane event through April 30, 2023. These recoveries were included in Brokerage commissions and other, net on our Consolidated Statements of Operations during the three months ended September 30, 2023. The related communities are under redevelopment. As such, we currently cannot estimate a date when operating results will be restored to pre-hurricane levels. Our business interruption insurance policy provides for up to 60 months of coverage from the date of restoration.

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

Future minimum lease payments under non-cancellable leases as of September 30, 2023 where we are the lessee include (in millions):

Maturity of Lease Liabilities	Finance Leases	Operating Leases	Total
2023 (excluding nine months ended September 30, 2023)	$0.3	$3.8	$4.1
2024	4.6	14.1	18.7
2025	0.5	13.6	14.1
2026	0.5	12.2	12.7
2027	0.5	10.1	10.6
Thereafter	20.0	248.1	268.1
Total Lease Payments	$26.4	$301.9	$328.3
Less: Imputed interest	(12.4)	(139.8)	(152.2)
Present Value of Lease Liabilities	$14.0	$162.1	$176.1

Right-of-use ("ROU") assets and lease liabilities for finance and operating leases as included in our Consolidated Balance Sheets are as follows (in millions):

	Financial Statement Classification	As of
Description		September 30, 2023	December 31, 2022
Lease Assets
Finance lease, right-of-use asset, net of accumulated amortization	Investment property, net	$34.8	$32.2
Operating lease, right-of-use asset, net	Other assets, net	$181.5	$189.4
Below market operating leases, net	Other assets, net	$96.1	$90.9
Lease Liabilities
Finance lease liabilities	Other liabilities	$14.0	$15.0
Operating lease liabilities	Other liabilities	$162.1	$160.3

The components of lease costs for finance and operating leases as included in our Consolidated Statements of Operations are as follows (in millions):

		Three Months Ended		Nine Months Ended
Description	Financial Statement Classification	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Finance Lease Cost
Amortization of ROU assets	Depreciation and amortization	$0.4	$1.3	$1.7	$2.2
Interest on lease liabilities	Interest expense	0.2	0.2	0.5	0.3
Operating lease cost	General and administrative expense, Property operating and maintenance, Depreciation and amortization	7.8	4.8	14.7	12.6
Variable lease cost	Property operating and maintenance	3.9	2.0	6.6	5.4
Total Lease Cost		$12.3	$8.3	$23.5	$20.5

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Lease term, discount rates and additional information for finance and operating leases are as follows:

As of
September 30, 2023
Lease Term and Discount Rate
Weighted-average Remaining Lease Terms (years)
Finance lease	35.98
Operating lease	34.80
Weighted-average Discount Rate
Finance lease	3.39%
Operating lease	3.78%

	Nine Months Ended
	September 30, 2023	September 30, 2022
Other Information (in millions)
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flow from operating leases	$10.0	$8.3
Financing cash flow from finance leases	0.7	4.7
Total Cash Paid on Lease Liabilities	$10.7	$13.0

Lessor Accounting

We are not the lessor for any finance leases at our MH, RV or Marina properties as of September 30, 2023.

Nearly all of our operating leases with our residents and customers at our MH and RV properties where we are the lessor are either month-to-month or for a time period not to exceed one year. As of September 30, 2023, future minimum lease payments with our residents or customers would not exceed 12 months.

We do not have any operating leases with real estate operators on our MH properties. At our RV communities and marinas, future minimum lease payments under non-cancellable leases with real estate operators where we are the lessor include the following as of September 30, 2023 (in millions):

Maturity of Lease Payments	Operating Leases
2023 (excluding the nine months ended September 30, 2023)	$7.3
2024	20.5
2025	11.2
2026	7.1
2027	6.1
Thereafter	58.6
Total Undiscounted Cash Flows	$110.8

The components of lease income for our operating leases, as included in our Consolidated Statement of Operations are as follows (in millions):

		Three Months Ended		Nine Months Ended
Description	Financial Statement Classification	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating Leases
Fixed lease income	Income from real property; Brokerage commissions and other revenue, net	$10.8	$7.0	$24.0	$21.0
Variable lease income(1)	Income from real property; Brokerage commissions and other revenue, net	$0.8	$0.8	$3.1	$2.3
(1)Consists of rent primarily based on a percentage of acquisition costs and net operating income.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Failed Sale Leaseback

In connection with our acquisition of Park Holidays, we assumed ground lease arrangements for 34 UK properties that we concluded to be failed sale-leaseback transactions under ASC Topic 842, "Leases." The arrangements have maturities ranging from 2117 through 2197 with an option to repurchase for £1.00 at the end of the term. The obligation related to the underlying ground leases has been recorded as a financial liability in Other Liabilities on the Consolidated Balance Sheets. The financial liability was $344.4 million and $339.7 million as of September 30, 2023 and December 31, 2022, respectively. The following table presents the future minimum rental payments for this financial liability as of September 30, 2023 (in millions):

Maturity of Financial Liability	September 30, 2023
2023 (excluding nine months ended September 30, 2023)	$2.8
2024	11.4
2025	11.5
2026	11.6
2027	11.7
Thereafter	1,697.8
Total Payments	$1,746.8
Less: Imputed interest	(1,402.4)
Present Value of Financial Liability	$344.4

18. Recent Accounting Pronouncements

Recent Accounting Pronouncements - Adopted

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional guidance for accounting for contracts, hedging relationships and other transactions affected by the reference rate reform, if certain criteria are met. The provisions of this standard were available for election through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848," which defers the sunset date for Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. As of September 30, 2023, all of our debt and derivative instruments have been converted from LIBOR to alternative reference rates. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements as the majority of our debt has fixed interest rates.

19. Subsequent Events

Marketable Securities

In October 2023, we sold our 41.8 million share position in Ingenia Communities Group (ASX: INA), generating $102.5 million of proceeds, net of underwriting and other estimated fees, with an estimated realized loss of $9.0 million. The proceeds were used to pay down amounts drawn under our Senior Credit Facility.

Derivatives

In October 2023, we entered into an interest rate swap contract to hedge variable rate borrowings of $25.0 million under the term loan of the Senior Credit Facility. The interest rate swap locks in a weighted average SOFR rate of 4.684%, and inclusive of spread, an all-in rate of 5.594% through the term loan maturity date of April 7, 2026.

In October 2023, we terminated one $50.0 million SOFR swap and received a cash settlement payment of $6.0 million. As of September 30, 2023, the net accumulated gain is included in Accumulated other comprehensive income on our Consolidated Balance Sheets, and will be amortized as a reduction to Interest expense over the term of the hedged transaction.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Secured Debt

In October 2023, we entered into new mortgage term loans for $252.8 million that mature in November 2030 and bear interest at a fixed rate of 6.49%. As a result of the new mortgage term loans, two additional properties are encumbered. We used the proceeds to repay $117.8 million of mortgage term loans that mature in 2023 and pay down amounts drawn under our Senior Credit Facility. The effective interest rate on the new mortgage term loans is 6.251%, inclusive of the impact of the aforementioned terminated swap of $50.0 million.

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

OVERVIEW

We are a fully integrated REIT. As of September 30, 2023, we owned and operated, directly or indirectly, or had an interest in, a portfolio of 670 developed properties located in the U.S., the UK and Canada, including 353 MH communities, 182 RV communities and 135 marinas. We have been in the business of acquiring, operating, developing and expanding MH and RV communities since 1975 and marinas since 2020. We lease individual sites with utilities access for placement of manufactured homes, RVs or boats to our customers. In the U.S., we are also engaged in the marketing, selling and leasing of new and pre-owned homes to current and future residents in our MH communities. In the UK, we also provide holiday home sales and associated site license activities to holiday homeowners in our MH communities. The Rental Program operations within our MH communities support and enhance our occupancy levels, property performance and cash flows.

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

We maintain property, casualty, flood and business interruption insurance for our community portfolio, subject to customary deductibles and limits. As of September 30, 2023, estimated insurance recoveries, excluding business interruption recoveries, of $52.2 million related to Hurricane Ian were recorded in Notes and other receivables, net on the Consolidated Balance Sheets.

Changes in estimated insurance recoveries related to Hurricane Ian during the nine months ended September 30, 2023 were primarily the result of $45.0 million of incremental costs that exceeded the applicable deductible, net of a $4.8 million reduction due to a decrease in estimated property losses. The foregoing estimates are based on current information available, and we continue to assess these estimates. Actual charges and insurance recoveries could vary significantly from these estimates. Any changes to these estimates will be recognized in the period(s) in which they are determined.

We are actively working with our insurance providers on claims for business interruption recoveries. During the three months ended September 30, 2023, we received and recognized $12.9 million, net of deductibles, for the lost earnings covering the date of the hurricane event through April 30, 2023. These recoveries were included in Brokerage commissions and other, net on our Consolidated Statements of Operations during the three months ended September 30, 2023. The related communities are under redevelopment. As such, we currently cannot estimate a date when operating results will be restored to pre-hurricane levels. Our business interruption insurance policy provides for up to 60 months of coverage from the date of restoration.

SUN COMMUNITIES, INC.
RESULTS OF OPERATIONS

The following tables reconcile the Net income attributable to SUI common shareholders to NOI and summarize our consolidated financial results for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net Income Attributable to SUI Common Shareholders	$163.1	$162.6	$222.8	$237.3
Interest income	(15.2)	(11.2)	(40.6)	(25.3)
Brokerage commissions and other revenues, net	(26.0)	(10.8)	(45.3)	(27.4)
General and administrative	66.2	69.1	192.4	187.0
Catastrophic event-related charges, net	(3.1)	12.2	(2.2)	12.3
Business combination expense	—	8.4	3.0	23.9
Depreciation and amortization	162.6	149.7	482.3	447.7
Asset impairments	1.2	1.6	10.1	2.3
Loss on extinguishment of debt (see Note 8)	—	4.0	—	4.4
Interest expense	84.1	61.7	239.9	162.2
Interest on mandatorily redeemable preferred OP units / equity	0.8	1.0	2.7	3.1
(Gain) / loss on remeasurement of marketable securities (see Note 15)	(6.1)	7.2	8.0	74.0
(Gain) / loss on foreign currency exchanges	6.5	(14.9)	6.5	(21.7)
(Gain) / loss on disposition of properties	0.7	0.8	2.9	(12.5)
Other (income) / expense, net	3.7	(2.8)	5.5	(2.6)
(Gain) / loss on remeasurement of notes receivable (see Note 4)	1.3	0.1	3.1	(0.1)
Income from nonconsolidated affiliates (see Note 6)	(1.4)	(2.0)	(0.5)	(3.8)
(Gain) / loss on remeasurement of investment in nonconsolidated affiliates (see Note 6)	—	0.4	4.5	(0.1)
Current tax expense (see Note 12)	4.6	7.3	13.9	12.5
Deferred tax benefit (see Note 12)	(2.3)	(3.6)	(14.6)	(3.9)
Add: Preferred return to preferred OP units / equity interests	3.3	2.5	9.0	8.6
Add: Income attributable to noncontrolling interests	14.0	11.9	13.2	13.9
NOI	$458.0	$455.2	$1,116.6	$1,091.8

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Real property NOI	$394.0	$371.6	$966.3	$909.2
Home sales NOI	37.3	54.3	101.8	122.9
Service, retail, dining and entertainment NOI	26.7	29.3	48.5	59.7
NOI	$458.0	$455.2	$1,116.6	$1,091.8

SUN COMMUNITIES, INC.
Seasonality of Revenue

The RV and marina industries are seasonal in nature, and the results of operations in any one period may not be indicative of results in future periods.

In the RV business, certain properties maintain higher occupancy during the summer months, while other properties maintain higher occupancy during the winter months. Based on the location of our properties with transient RV sites, our portfolio generally produces higher revenues between April and September than between October and March. As of September 30, 2023, we recognized Real property - transient revenue of $39.8 million in the first quarter, $89.4 million in the second quarter and $152.0 million in the third quarter. Real property-transient revenue for the year ended December 31, 2022 was recognized as follows:

	Real property - transient revenue (in millions)	For the Three Months Ended
Year		March 31	June 30	September 30	December 31	Total
2022	$334.5	12.7%	27.8%	45.8%	13.7%	100.0%

In the marina business, the majority of our wet slip and dry storage space leases have annual terms that are billed seasonally. Wet slip storage increases during the summer months for the boating season, whereas dry storage increases during the winter season as weather patterns require boat owners to store their vessels on dry docks or within covered racks. As of September 30, 2023, we recognized seasonal real property revenue of $72.5 million in the first quarter, $90.3 million in the second quarter and $99.8 million in the third quarter. Seasonal real property revenue for the year ended December 31, 2022 was recognized as follows:

	Seasonal real property revenue (in millions)	For the Three Months Ended
Year		March 31	June 30	September 30	December 31	Total
2022	$310.2	20.1%	25.6%	29.0%	25.3%	100.0%

SUN COMMUNITIES, INC.
Real Property Operations - Total Portfolio

The following tables reflect certain financial and other information for our real estate operations by segment as of and for the three and nine months ended September 30, 2023 and 2022 (in millions, except for statistical information).

	Three Months Ended September 30, 2023						Three months ended September 30, 2022
	MH						MH
Financial Information	North America	UK	Total	RV	Marinas	Total	North America	UK(a)	Total	RV	Marinas	Total
Revenues
Real property (excluding transient)	$229.4	$29.3	$258.7	$82.5	$116.0	$457.2	$213.5	$24.7	$238.2	$78.4	$108.7	$425.3
Real property - transient	0.8	23.0	23.8	128.0	9.8	161.6	0.3	21.8	22.1	131.2	7.1	160.4
Total operating revenues	230.2	52.3	282.5	210.5	125.8	618.8	213.8	46.5	260.3	209.6	115.8	585.7
Expenses
Property operating expenses	76.7	23.3	100.0	82.1	42.7	224.8	72.2	21.3	93.5	82.6	38.0	214.1
Real Property NOI	$153.5	$29.0	$182.5	$128.4	$83.1	$394.0	$141.6	$25.2	$166.8	$127.0	$77.8	$371.6

	Nine Months Ended September 30, 2023						Nine Months Ended September 30, 2022
	MH						MH
Financial Information	North America	UK	Total	RV	Marinas	Total	North America	UK(a)	Total	RV	Marinas	Total
Revenues
Real property (excluding transient)	$676.9	$85.1	$762.0	$217.1	$306.4	$1,285.5	$630.8	$44.7	$675.5	$208.2	$274.4	$1,158.1
Real property - transient	1.5	37.9	39.4	241.3	20.2	300.9	1.2	34.7	35.9	253.0	14.6	303.5
Total operating revenues	678.4	123.0	801.4	458.4	326.6	1,586.4	632.0	79.4	711.4	461.2	289.0	1,461.6
Expenses
Property operating expenses	223.1	70.3	293.4	207.6	119.1	620.1	204.1	38.8	242.9	205.3	104.2	552.4
Real Property NOI	$455.3	$52.7	$508.0	$250.8	$207.5	$966.3	$427.9	$40.6	$468.5	$255.9	$184.8	$909.2

	As of September 30, 2023						As of September 30, 2022
	MH						MH
Other information	North America	UK	Total	RV	Marinas	Total	North America	UK(a)	Total	RV	Marinas	Total
Number of properties	298	55	353	182	135	670	296	54	350	181	131	662
Sites, wet slips and dry storage spaces
Sites, wet slips and dry storage spaces(b)	100,200	18,050	118,250	32,150	48,030	198,430	99,430	17,480	116,910	32,030	46,190	195,130
Transient sites	N/M	3,280	3,280	26,490	N/A	29,770	N/M	3,200	3,200	27,950	N/A	31,150
Total	100,200	21,330	121,530	58,640	48,030	228,200	99,430	20,680	120,110	59,980	46,190	226,280

MH and Annual RV Occupancy	96.3%	90.6%	95.4%	100.0%	N/A	96.4%	96.2%	91.7%	95.5%	100.0%	N/A	96.5%
N/M = Not meaningful. N/A = Not applicable.
(a) UK amounts for the nine months ended September 30, 2022 cover April 8, 2022 (date of acquisition) to September 30, 2022.
(b) MH annual sites included 9,834 and 9,126 rental homes in the Company's Rental Program during the three months ended September 30, 2023 and 2022, respectively. Our investment in occupied rental homes at September 30, 2023 was $655.8 million, an increase of 20.6% from $543.8 million at September 30, 2022.

SUN COMMUNITIES, INC.
Real Property Operations - Total Portfolio (Continued)

For the three months ended September 30, 2023, the $22.4 million, or 6.0% increase in Real Property NOI as compared to the same period in 2022, consists of $11.4 million from Same Property MH and $4.7 million from Same Property RV from the North America operations, $5.7 million from Same Property Marina, and $0.6 million, net from the UK operations and other recently acquired or developed properties.

For the nine months ended September 30, 2023, the $57.1 million, or 6.3% increase in Real Property NOI as compared to the same period in 2022, consists of $26.7 million from Same Property MH and $9.0 million from Same Property RV from the North America operations, $18.4 million from Same Property Marina, and $3.0 million, net from the UK operations and other recently acquired or developed properties.

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

The following tables reflect certain financial and other information for our Same Property MH, RV and Marina portfolios as of and for the three and nine months ended September 30, 2023 and 2022 (in millions, except for statistical information):

	Three Months Ended
	September 30, 2023				September 30, 2022				Total Change	% Change(c)
	MH(a)	RV(a)	Marina	Total	MH(a)	RV(a)	Marina	Total		MH	RV	Marina	Total(d)
Financial information
Same Property Revenues
Real property (excluding transient)	$209.2	$74.4	$91.0	$374.6	$195.0	$64.7	$85.8	$345.5	$29.1	7.3%	15.0%	6.0%	8.4%
Real property - transient	0.4	118.4	7.9	126.7	0.2	123.9	5.4	129.5	(2.8)	72.6%	(4.4)%	47.1%	(2.1)%
Total Same Property operating revenues	209.6	192.8	98.9	501.3	195.2	188.6	91.2	475.0	26.3	7.4%	2.2%	8.4%	5.5%
Same Property Expenses
Same Property operating expenses(b)(d)	57.1	69.3	29.7	156.1	54.1	69.8	27.7	151.6	4.5	5.7%	(0.8)%	7.4%	3.0%
Real Property NOI(d)	$152.5	$123.5	$69.2	$345.2	$141.1	$118.8	$63.5	$323.4	$21.8	8.0%	4.1%	8.9%	6.7%

	Nine Months Ended
	September 30, 2023				September 30, 2022				Total Change	% Change(c)
	MH(a)	RV(a)	Marina	Total	MH(a)	RV(a)	Marina	Total		MH	RV	Marina	Total(d)
Financial information
Same Property Revenues
Real property (excluding transient)	$619.5	$198.7	$244.5	$1,062.7	$579.9	$171.9	$227.1	$978.9	$83.8	6.8%	15.6%	7.7%	8.6%
Real property - transient	1.0	224.4	17.5	242.9	0.9	236.7	12.5	250.1	(7.2)	11.8%	(5.2)%	39.5%	(2.9)%
Total Same Property operating revenues	620.5	423.1	262.0	1,305.6	580.8	408.6	239.6	1,229.0	76.6	6.8%	3.6%	9.4%	6.2%
Same Property Expenses
Same Property operating expenses(b)(d)	167.0	178.4	84.1	429.5	154.0	172.9	80.1	407.0	22.5	8.5%	3.1%	5.1%	5.5%
Real Property NOI(d)	$453.5	$244.7	$177.9	$876.1	$426.8	$235.7	$159.5	$822.0	$54.1	6.2%	3.9%	11.5%	6.6%

Other information
Number of properties	288	161	119	568	288	161	119	568
Sites, wet slips and dry storage spaces	98,590	54,630	40,890	194,110	97,830	54,340	40,690	192,860
(a) Same property results for our MH and RV properties reflect constant currency for comparative purposes. Canadian currency figures in the prior comparative period have been translated at the average exchange rate during the three and nine months ended September 30, 2023 of $0.7453 and $0.7431 USD per Canadian dollar, respectively.

SUN COMMUNITIES, INC.
Real Property Operations - Same Property Portfolio (Continued)
(b) We net certain utilities revenues (which include utility reimbursement revenues from residents) against related utility expenses in property operating expenses as follows (in millions):

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
	MH	RV	Marina	Total	MH	RV	Marina	Total
Utility revenue netted against related utility expense	$18.2	$6.3	$5.9	$30.4	$17.2	$5.8	$5.2	$28.2

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
	MH	RV	Marina	Total	MH	RV	Marina	Total
Utility revenue netted against related utility expense	$52.1	$15.3	$16.7	$84.1	$48.2	$14.3	$14.1	$76.6
(c) Percentages are calculated based on unrounded numbers.
(d) Total Same Property operating expenses consist of the following components for the periods shown (in millions), and exclude amounts invested into recently acquired properties to bring them up to the Company's standards.

	Three Months Ended				Nine Months Ended
	September 30, 2023	September 30, 2022	Change	% Change	September 30, 2023	September 30, 2022	Change	% Change
Payroll and benefits	$54.8	$51.6	$3.2	6.2%	$146.2	$139.5	$6.7	4.8%
Real estate taxes	26.4	25.9	0.5	2.1%	81.2	77.7	3.5	4.6%
Supplies and repairs	22.9	24.4	(1.5)	(6.2)%	58.0	58.4	(0.4)	(0.7)%
Utilities	18.9	19.8	(0.9)	(4.2)%	49.5	50.3	(0.8)	(1.6)%
Legal, state / local taxes, and insurance	14.0	9.5	4.5	47.7%	42.0	28.3	13.7	48.2%
Other	19.1	20.4	(1.3)	(6.7)%	52.6	52.8	(0.2)	(0.4)%
Total Same Property Operating Expenses	$156.1	$151.6	$4.5	3.0%	$429.5	$407.0	$22.5	5.5%

SUN COMMUNITIES, INC.
Same Property Summary (in whole units)

	As of
	September 30, 2023		September 30, 2022
	MH	RV	MH	RV
Other information
Number of properties	288	161	288	161

Sites
MH and Annual RV sites	98,590	31,850	97,830	29,790
Transient RV sites	N/M	22,780	N/M	24,550
Total	98,590	54,630	97,830	54,340

MH and Annual RV Occupancy
Occupancy(a)	97.0%	100.0%	96.8%	100.0%
Monthly base rent per site	$661	$580	$623	$533
% change in monthly base rent(b)	6.1%	8.8%	N/A	N/A

Rental Program Statistics included in MH:
Number of occupied sites, end of period(c)	9,680	N/A	9,110	N/A
Monthly rent per site - MH Rental Program	$1,282	N/A	$1,193	N/A
% change(c)	7.5%	N/A	N/A	N/A
N/M = Not meaningful. N/A = Not applicable.
(a) Same Property adjusted blended occupancy for MH and RV combined increased to 98.8% at September 30, 2023, from 97.1% at September 30, 2022. The 170 basis point increase was driven by MH expansion fills and the conversion of transient RV sites to annual sites.
(b) Calculated using actual results without rounding.
(c) Occupied rental program sites in Same Property are included in total sites.

For the three months ended September 30, 2023 and 2022:

•The MH segment increase in NOI of $11.4 million, or 8.0%, when compared to the same period in 2022 is primarily due to an increase in Real property (excluding transient) revenue of $14.2 million, or 7.3%. Real property (excluding transient) revenue increased primarily due to a 6.1% increase in monthly base rent.

•The RV segment increase in NOI of $4.7 million, or 4.1%, when compared to the same period in 2022 is primarily due to an increase in Real property (excluding transient) revenue of $9.7 million, or 15.0%, partially offset by a decrease in Real property-transient revenue of $5.5 million, or 4.4%. The increase in Real property - (excluding transient) revenue was primarily due to an 8.8% increase in monthly base rent and conversions of transient RV sites to annual RV sites.

•The Marina segment increase in NOI of $5.7 million, or 8.9%, when compared to the same period in 2022 is primarily due to the $5.2 million, or 6.0%, increase in Real property (excluding transient) revenue.

SUN COMMUNITIES, INC.
For the nine months ended September 30, 2023 and 2022:

•The MH segment increase in NOI of $26.7 million, or 6.2%, when compared to the same period in 2022 is primarily due to an increase in Real property (excluding transient) revenue of $39.6 million, or 6.8%. Real property (excluding transient) revenue increased primarily due to a 6.1% increase in monthly base rent.

•The RV segment increase in NOI of $9.0 million, or 3.9%, when compared to the same period in 2022 is primarily due to an increase in Real property (excluding transient) revenue of $26.8 million, or 15.6%, partially offset by a decrease in Real property-transient revenue of $12.3 million, or 5.2%, and an increase in property operating expenses by $5.5 million, or 3.1%. The increase in Real property - (excluding transient) revenue was primarily due to an 8.8% increase in monthly base rent and conversions of transient RV sites to annual RV sites.

•The Marina segment increase in NOI of $18.4 million, or 11.5% when compared to the same period in 2022 is primarily due to a $17.4 million, or 7.7% increase in Real property (excluding transient) revenue.

SUN COMMUNITIES, INC.
Home Sales Summary

We sell new and pre-owned homes to current and prospective residents and customers in our communities. This inventory is purchased from manufacturers, lenders, dealers, former residents or customers.

The following table reflects certain financial and statistical information for our Home Sales Program for the three and nine months ended September 30, 2023 and 2022 (in millions, except for average selling price and statistical information):

	Three Months Ended				Nine Months Ended
	September 30, 2023	September 30, 2022	Change	% Change	September 30, 2023	September 30, 2022	Change	% Change
North America
Home sales	$62.4	$66.6	$(4.2)	(6.3)%	$171.9	$213.4	$(41.5)	(19.4)%
Home cost and selling expenses	48.0	51.5	(3.5)	(6.8)%	130.2	155.9	(25.7)	(16.5)%
NOI	$14.4	$15.1	$(0.7)	(4.6)%	$41.7	$57.5	$(15.8)	(27.5)%
NOI margin %	23.1%	22.7%	0.4%		24.3%	26.9%	(2.6)%

UK(a)
Home sales	$55.4	$84.1	$(28.7)	(34.1)%	$154.8	$144.7	$10.1	7.0%
Home cost and selling expenses	32.5	44.9	(12.4)	(27.6)%	94.7	79.3	15.4	19.4%
NOI	$22.9	$39.2	$(16.3)	(41.6)%	$60.1	$65.4	$(5.3)	(8.1)%
NOI margin %	41.3%	46.6%	(5.3)%		38.8%	45.2%	(6.4)%

Total
Home sales	$117.8	$150.7	$(32.9)	(21.8)%	$326.7	$358.1	$(31.4)	(8.8)%
Home cost and selling expenses	80.5	96.4	(15.9)	(16.5)%	224.9	235.2	(10.3)	(4.4)%
NOI	$37.3	$54.3	$(17.0)	(31.3)%	$101.8	$122.9	$(21.1)	(17.2)%
NOI margin %	31.7%	36.0%	(4.4)%		31.2%	34.3%	(3.2)%

Units Sold:*
North America	636	724	(88)	(12.2)%	1,909	2,538	(629)	(24.8)%
UK(a)	884	1,016	(132)	(13.0)%	2,310	1,778	532	29.9%
Total home sales	1,520	1,740	(220)	(12.6)%	4,219	4,316	(97)	(2.2)%

Average Selling Price:*
North America	$98,113	$91,989	$6,124	6.7%	$90,047	$84,082	$5,965	7.1%
UK(a)	$62,670	$82,776	$(20,106)	(24.3)%	$67,013	$81,384	$(14,371)	(17.7)%
(a) UK amounts for the nine months ended September 30, 2022 cover the period from April 8, 2022 (date of acquisition) through September 30, 2022.

NOI - North America
For the three months ended September 30, 2023, the 4.6% decrease in NOI is primarily driven by a 12.2% decrease in total home sales volume as compared to the same period in 2022, partially offset by a 6.7% increase in average selling price.

For the nine months ended September 30, 2023, the 27.5% decrease in NOI is primarily driven by a 24.8% decrease in total home sales volume as compared to the same period in 2022.

NOI - UK
For the three months ended September 30, 2023, the 41.6% decrease in NOI is primarily driven by a 24.3% decrease in average selling price and a 13.0% decrease in total home sales volume as compared to the same period in 2022.

For the nine months ended September 30, 2023, the 8.1% decrease in NOI is primarily driven by a 17.7% decrease in average selling price, partially offset by a full period of activity related to our properties in the UK during the current period as compared to a shorter period of activity from the date of acquisition of Park Holidays on April 8, 2022 through September 30, 2022.

SUN COMMUNITIES, INC.
Other Items - Statements of Operations(1)

The following table summarizes other income and expenses for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2023	September 30, 2022	Change	% Change	September 30, 2023	September 30, 2022	Change	% Change
Service, retail, dining and entertainment, net	$26.7	$29.3	$(2.6)	(8.9)%	$48.5	$59.7	$(11.2)	(18.8)%
Interest income	$15.2	$11.2	$4.0	35.7%	$40.6	$25.3	$15.3	60.5%
Brokerage commissions and other, net	$26.0	$10.8	$15.2	140.7%	$45.3	$27.4	$17.9	65.3%
General and administrative expense	$66.2	$69.1	$(2.9)	(4.2)%	$192.4	$187.0	$5.4	2.9%
Catastrophic event-related charges, net	$(3.1)	$12.2	$(15.3)	(125.4)%	$(2.2)	$12.3	$(14.5)	(117.9)%
Business combinations	$—	$8.4	$(8.4)	(100.0)%	$3.0	$23.9	$(20.9)	(87.4)%
Depreciation and amortization	$162.6	$149.7	$12.9	8.6%	$482.3	$447.7	$34.6	7.7%
Asset impairments	$1.2	$1.6	$(0.4)	(25.0)%	$10.1	$2.3	$7.8	N/M
Loss on extinguishment of debt (see Note 8)	$—	$4.0	$(4.0)	(100.0)%	$—	$4.4	$(4.4)	(100.0)%
Interest expense	$84.1	$61.7	$22.4	36.3%	$239.9	$162.2	$77.7	47.9%
Interest on mandatorily redeemable preferred OP units / equity	$0.8	$1.0	$(0.2)	(20.0)%	$2.7	$3.1	$(0.4)	(12.9)%
Gain / (loss) on remeasurement of marketable securities (see Note 15)	$6.1	$(7.2)	$13.3	N/M	$(8.0)	$(74.0)	$66.0	(89.2)%
Gain / (loss) on foreign currency exchanges	$(6.5)	$14.9	$(21.4)	N/M	$(6.5)	$21.7	$(28.2)	N/M
Gain / (loss) on dispositions of properties	$(0.7)	$(0.8)	$0.1	(12.5)%	$(2.9)	$12.5	$(15.4)	N/M
Other income / (expense), net	$(3.7)	$2.8	$(6.5)	N/M	$(5.5)	$2.6	$(8.1)	N/M
Gain / (loss) on remeasurement of notes receivable (see Note 4)	$(1.3)	$(0.1)	$(1.2)	N/M	$(3.1)	$0.1	$(3.2)	N/M
Income from nonconsolidated affiliates (see Note 6)	$1.4	$2.0	$(0.6)	(30.0)%	$0.5	$3.8	$(3.3)	(86.8)%
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates (see Note 6)	$—	$(0.4)	$0.4	(100.0)%	$(4.5)	$0.1	$(4.6)	N/M
Current tax expense (see Note 12)	$(4.6)	$(7.3)	$2.7	(37.0)%	$(13.9)	$(12.5)	$(1.4)	11.2%
Deferred tax benefit (see Note 12)	$2.3	$3.6	$(1.3)	(36.1)%	$14.6	$3.9	$10.7	274.4%
Preferred return to preferred OP units / equity interests	$3.3	$2.5	$0.8	32.0%	$9.0	$8.6	$0.4	4.7%
Income attributable to noncontrolling interests	$14.0	$11.9	$2.1	17.6%	$13.2	$13.9	$(0.7)	(5.0)%
(1)Only items determined by management to be material, of interest, or unique to the periods disclosed above are explained below.
N/M = Percentage change is not meaningful.

Service, retail, dining and entertainment, net - for the nine months ended September 30, 2023, decreased due primarily to increased costs of providing services at our Marina properties.

Interest income - for the three and nine months ended September 30, 2023, increased primarily due to a larger loan balance provided to a real estate operator to fund investing and financing activities in the current period as compared to the same periods in 2022.

Brokerage commissions and other, net - for the three and nine months ended September 30, 2023, increased primarily due to the receipt of business interruption insurance recoveries of $12.9 million, net of deductibles, in connection with Hurricane Ian. Refer to Note 16, "Commitments and Contingencies," in our accompanying Consolidated Financial Statements for additional information.

Catastrophic event-related charges, net - for the three and nine months ended September 30, 2023, were a benefit of $3.1 million and $2.2 million, respectively, compared to an expense of $12.2 million and $12.3 million, respectively, in 2022. The benefit in 2023 was primarily due to the receipt of insurance recoveries for replacement costs in excess of property damaged by Hurricane Irma, compared to net impairment charges in 2022, related to damaged property from Hurricane Ian.

SUN COMMUNITIES, INC.
Business combinations - for the three and nine months ended September 30, 2023, decreased primarily as a result of no new acquisitions accounted for as business combinations during 2023 as compared to the same period in 2022. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

Interest expense - for the three and nine months ended September 30, 2023, increased due to the higher debt balance and increased interest rates as compared to the same period in 2022. Refer to Note 8, "Debt and Line of Credit," of our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on remeasurement of marketable securities - for the three and nine months ended September 30, 2023 was a gain of $6.1 million and loss of $8.0 million, as compared to a loss of $7.2 million and a loss of $74.0 million during the same periods in 2022 due to the fluctuation in the price of our publicly traded marketable securities. Refer to Note 15, "Fair Value of Financial Instruments," and Note 19, "Subsequent Events," in our accompanying Consolidated Financial Statements, for additional information and activity related to this investment subsequent to September 30, 2023.

Gain / (loss) on foreign currency exchanges - for each of the three and nine months ended September 30, 2023, was a loss of $6.5 million, as compared to a gain of $14.9 million and $21.7 million, respectively, during the same periods in 2022 primarily due to the U.S. dollar strengthening against the Pound sterling and Australian dollar.

Gain / (loss) on dispositions of properties - for the nine months ended September 30, 2023 was a loss of $2.9 million due to the loss on sale of three properties as compared to a gain of $12.5 million on the sale of three properties during the same period in 2022. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

Other income / (expense), net - for the three and nine months ended September 30, 2023, was an expense of $3.7 million and $5.5 million, respectively, compared to income of $2.8 million and $2.6 million, respectively, during the same periods in 2022, primarily due to expenses from long-term lease terminations in 2023 compared with a litigation settlement gain in 2022.

Current tax expense - for the three months ended September 30, 2023, decreased due to decreased taxable income at our UK operations, compared to the same period in 2022. Refer to Note 12, "Income Taxes," in our accompanying Consolidated Financial Statements for additional information.

Deferred tax benefit - for the nine months ended September 30, 2023, increased primarily due to additional deferred interest deductions at our UK operations compared to the same period in 2022. Refer to Note 12, "Income Taxes," in our accompanying Consolidated Financial Statements for additional information.

Income attributable to noncontrolling interests - for the three months ended September 30, 2023, increased due to improved results at consolidated affiliates compared to the same period in 2022.

SUN COMMUNITIES, INC.
RECONCILIATION OF NET INCOME ATTRIBUTABLE TO SUI COMMON SHAREHOLDERS TO FFO

The following table reconciles Net income attributable to SUI common shareholders to FFO for the three and nine months ended September 30, 2023 and 2022 (in millions, except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net Income Attributable to SUI Common Shareholders	$163.1	$162.6	$222.8	$237.3
Adjustments
Depreciation and amortization	162.2	149.2	480.5	446.3
Depreciation on nonconsolidated affiliates	0.1	—	0.2	0.1
Asset impairments	1.2	1.6	10.1	2.3
(Gain) / loss on remeasurement of marketable securities	(6.1)	7.2	8.0	74.0
(Gain) / loss on remeasurement of investment in nonconsolidated affiliates	—	0.4	4.5	(0.1)
(Gain) / loss on remeasurement of notes receivable	1.3	0.1	3.1	(0.1)
(Gain) / loss on dispositions of properties, including tax effect	0.7	0.8	5.0	(12.5)
Add: Returns on preferred OP units	1.8	1.3	6.2	9.5
Add: Income attributable to noncontrolling interests	12.6	10.5	11.9	14.1
Gain on dispositions of assets, net	(10.5)	(11.9)	(29.0)	(44.2)
FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities(1)	$326.4	$321.8	$723.3	$726.7

Adjustments
Business combination expense and other acquisition related costs(2)	4.2	19.2	15.6	40.1
Loss on extinguishment of debt	—	4.0	—	4.4
Catastrophic event-related charges, net	(3.1)	12.2	(2.2)	12.3
Loss of earnings - catastrophic event-related charges, net(3)	(6.1)	0.2	4.9	0.2
(Gain) / loss on foreign currency exchanges	6.5	(14.9)	6.5	(21.7)
Other adjustments, net(4)	1.1	(6.5)	(9.6)	(5.1)
Core FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities(1)	$329.0	$336.0	$738.5	$756.9

Weighted Average Common Shares Outstanding - Diluted	128.0	126.7	128.3	125.4

FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities Per Share	$2.55	$2.54	$5.64	$5.80

Core FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities Per Share	$2.57	$2.65	$5.76	$6.04
(1)Excludes the effect of certain anti-dilutive convertible securities.
(2)These costs represent (i) nonrecurring integration expenses associated with acquisitions during the three and nine months ended September 30, 2023, and 2022, (ii) costs associated with potential acquisitions that will not close, (iii) costs associated with the termination of the bridge loan commitment during the three months ended March 31, 2022 related to the acquisition of Park Holidays and (iv) business combination expenses incurred to bring recently acquired properties up to the Company's operating standards, including items such as tree trimming and painting costs that do not meet the Company's capitalization policy.
(3)Loss of earnings - catastrophic event-related charges, net include the following:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Hurricane Ian - Three Fort Myers, Florida RV communities impaired
Estimated loss of earnings in excess of the applicable business interruption deductible	$6.3	$16.8
Insurance recoveries received for previously estimated loss of earnings through April 30, 2023	(11.8)	(11.8)
Hurricane Irma - Three Florida Keys communities impaired
Estimated loss of earnings in excess of the applicable business interruption deductible	—	0.5
Reversal of unpaid previously estimated loss of earnings that we do not expect to recover	(0.6)	(0.6)
Loss of earnings - catastrophic event-related charges, net	$(6.1)	$4.9
(4)Other adjustments, net relates primarily to (i) deferred tax benefit and long term lease termination (benefit) / expense during the three and nine months ended September 30, 2023 and 2022, (ii) accelerated deferred compensation amortization during the three months ended September 30, 2023 and the three and nine months ended September 30, 2022, (iii) non-recurring management fees, management fee recoveries, and contingent consideration benefit during the three and nine months ended September 30, 2023, and (iv) a legal settlement during the three and nine months ended September 30, 2022.

SUN COMMUNITIES, INC.
LIQUIDITY AND CAPITAL RESOURCES

Short-term Liquidity

Our principal short-term liquidity demands historically have been, and are expected to continue to be, distributions to our shareholders and the unit holders of the Operating Partnership, property acquisitions, development and expansion of our properties, capital improvement of our properties, the purchase of new and pre-owned homes, and debt repayment. We intend to meet our short-term liquidity requirements through available cash balances, cash flows generated from operations, draws on our Senior Credit Facility, and the use of debt and equity offerings under our shelf registration statement. Refer to Note 8, "Debt and Line of Credit," Note 9, "Equity and Temporary Equity," and Note 19, "Subsequent Events," in our accompanying Consolidated Financial Statements for additional information and related activity subsequent to September 30, 2023.

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

Throughout our history, we have demonstrated operational reliability and cash flow strength throughout economic cycles. Our current objectives include streamlining our operations with an emphasis on our reliable real property income. We recognize the headwinds we are facing from a challenging macroeconomic environment and are re-aligning our strategy to focus on our proven, durable income streams. We are positioned for ongoing organic growth with expected rental rate increases. Looking ahead to 2024, we expect rental rate growth that exceeds headline inflation with ongoing focus on expense management to continue generating strong organic cash flow growth.

Given a macroeconomic backdrop of sustained higher interest rates, we intend to prioritize variable rate debt reduction as our primary use of free cash flow from our operations and selective capital recycling, including the disposition of our 41.8 million share position in Ingenia Communities Group and other potential capital recycling opportunities. In addition, we are pulling back on our development activity and capital spending considering the more challenging macroeconomic and capital market environments. Capital spending besides projects that are underway, will be solely focused on the most strategic opportunities. We also attempt to manage interest rate risks by using interest rate hedging instruments and by monitoring our overall leverage levels. We engage in certain hedging transactions to limit our exposure from the adverse effects of changes in interest rates on borrowing costs of our loans.

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

During the nine months ended September 30, 2023, we acquired one MH community totaling 68 sites and 72 development sites, and one marina totaling 24 wet slips and dry storage spaces, for a total purchase price of approximately $107.0 million. Total acquisition investments were $319.3 million during the nine months ended September 30, 2023 and represents the purchase price paid for operating properties and land parcels for future ground-up development and expansions activities, plus any capital improvements identified during due diligence needed to bring acquired properties up to the Company's operating standards.

We have been focused on property ground-up development and expansion opportunities adjacent to our existing properties. During the nine months ended September 30, 2023, we acquired four land parcels located in the U.S. and the UK for the potential development of over 1,300 sites, expanded our existing communities by over 410 sites and delivered over 280 sites at three ground-up development properties.

SUN COMMUNITIES, INC.
We continue to expand our properties utilizing our inventory of owned and entitled land. We have over 17,970 MH and RV sites suitable for future development.

Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional detail on acquisitions completed to date.

Capital Expenditures (excluding Acquisition costs)

Our capital expenditures include lot modifications, growth projects, rebranding, acquisition-related capital expenditures, expansion and development construction costs, rental home purchases and recurring capital expenditures.

Our capital expenditure activity is summarized as follows (in millions):

	Nine Months Ended
	September 30, 2023	September 30, 2022
Recurring Capital Expenditures	$61.0	$50.7

Non-Recurring Capital Expenditures and Related Activities
Lot Modifications	41.3	25.9
Growth Projects	81.5	73.1
Rebranding	3.9	12.7
Capital improvements to recent acquisitions	168.2	220.9
Expansion and Development	232.0	176.7
Rental Program	201.4	100.9
Other	1.0	(4.3)
Total Non-Recurring Capital Expenditure and Related Activities	729.3	605.9
Total Capital Expenditure and Related Activities	$790.3	$656.6

Recurring capital expenditures

Property recurring capital expenditures are necessary to maintain asset quality, including purchasing and replacing items used to operate the communities and marinas. Recurring capital expenditures at our MH and RV properties include major road, driveway and pool improvements; clubhouse renovations; adding or replacing streetlights; playground equipment; signage; maintenance facilities; manager housing and property vehicles. Recurring capital expenditures at our marinas include dredging, dock repairs and improvements, and equipment maintenance and upgrades. The minimum capitalized amount is five hundred dollars.

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

Growth projects - growth projects consist of revenue generating or expense reducing activities at the properties. These include, but are not limited to, utility efficiency and renewable energy projects, site, slip or amenity upgrades such as the addition of a garage, shed or boat lift, and other special capital projects that substantiate an incremental rental increase.

Rebranding - rebranding includes new signage at our RV communities and the costs of building an RV mobile application and updated website.

Capital improvements subsequent to acquisition often require 24 to 36 months to complete after closing and include upgrading clubhouses; landscaping; new street light systems; new mail delivery systems; pool renovations including larger decks, heaters and furniture; new maintenance facilities; lot modifications; and new signage including main signs and internal road signs.

SUN COMMUNITIES, INC.
Expansion and development expenditures - consist primarily of construction costs such as roads, activities, and amenities, and costs necessary to complete site improvements, such as driveways, sidewalks and landscaping at the Company's MH and RV communities. Expenditures also include costs to rebuild after damage has been incurred at MH, RV or marina properties, and research and development.

Rental program - consists of investment in the acquisition of homes intended for the Rental Program and the purchase of vacation rental homes at our RV communities. Expenditures for these investments depend upon the condition of the markets for repossessions and new home sales, rental homes and vacation rental homes.

Cash Flow Activities

Our cash flow activities are summarized as follows (in millions):

	Nine Months Ended
	September 30, 2023	September 30, 2022
Net Cash Provided by Operating Activities	$672.9	$689.8
Net Cash Used for Investing Activities	$(817.8)	$(2,740.8)
Net Cash Provided by Financing Activities	$116.3	$2,095.5
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$0.2	$(10.7)

Cash, cash equivalents and restricted cash decreased by $28.4 million from $90.4 million as of December 31, 2022, to $62.0 million as of September 30, 2023.

Operating activities - Net cash provided by operating activities decreased by $16.9 million to $672.9 million for the nine months ended September 30, 2023, compared to $689.8 million for the nine months ended September 30, 2022. The decrease in operating cash flow was primarily due to an increase in interest expense during the nine months ended September 30, 2023 as compared to the corresponding period in 2022 due to the changing macroeconomic environment, partially offset by improved Same Property operating performance at our MH and RV communities and marinas.

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

Investing activities - Net cash used for investing activities decreased by $1.9 billion to $817.8 million for the nine months ended September 30, 2023, compared to $2.7 billion for the nine months ended September 30, 2022. The decrease in Net cash used for investing activities was primarily driven by a decrease in cash deployed to acquire properties during the nine months ended September 30, 2023 as compared to the corresponding period in 2022. Refer to the Consolidated Statements of Cash Flows for detail on the net cash used for investing activities during the nine months ended September 30, 2023 and 2022. Refer to Note 3, "Real Estate Acquisitions and Dispositions," and Note 19, "Subsequent Events," in our accompanying Consolidated Financial Statements for additional information on acquisitions and investment activity subsequent to September 30, 2023.

SUN COMMUNITIES, INC.
Financing activities - Net cash provided by financing activities decreased by $2.0 billion to $116.3 million for the nine months ended September 30, 2023, compared to $2.1 billion for the nine months ended September 30, 2022. The decrease in Net cash provided by financing activities was primarily driven by a decrease in borrowings on our Senior Credit Facility, net of repayments, and a decrease in issuance of common stock, OP units and preferred OP units, net, during the nine months ended September 30, 2023 as compared to the corresponding period in 2022. Refer to the Consolidated Statements of Cash Flows for detail on the net cash provided by financing activities during the nine months ended September 30, 2023 and 2022. Refer to Note 8, "Debt and Line of Credit," and Note 9, "Equity and Temporary Equity," in our accompanying Consolidated Financial Statements for additional information.

We are exposed to interest rate variability associated with our outstanding floating rate debt and any maturing debt that has to be refinanced. Interest rate movements impact our borrowing costs and, while as of September 30, 2023, over 82% of our total debt was fixed rate financing, including the impact of hedge activity, increases in interest costs are likely to adversely affect our financial results.

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

At the Market Offering Sales Agreement

In December 2021, we entered into an At the Market Offering Sales Agreement (the "Sales Agreement"), with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock through the sales agents, acting as our sales agents or, if applicable, as forward sellers, or directly to the sales agents as principals for their own accounts. We simultaneously terminated our prior sales agreement upon entering into the Sales Agreement. Through September 30, 2023, we had entered into forward sales agreements under our Sales Agreement for an aggregate gross sales price of $160.6 million.

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

During the three months ended June 30, 2022, we completed the physical settlement of 1,200,000 shares of common stock under our prior at the market offering program and received net proceeds of $229.5 million. Additionally, we entered into forward sales agreements with respect to 290,600 shares of common stock for $50.1 million, under our Sales Agreement. These forward sale agreements were settled during the three months ended September 30, 2022.

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

Marketable Securities

Subsequent to the three months ended September 30, 2023, we sold our 41.8 million share position in Ingenia Communities Group (ASX: INA), generating $102.5 million of proceeds, net of underwriting and other estimated fees, with an estimated realized loss of $9.0 million. The proceeds were used to pay down amounts drawn under our Senior Credit Facility.

SUN COMMUNITIES, INC.
Secured Debt

Subsequent to the three months ended September 30, 2023, we entered into new mortgage term loans for $252.8 million that mature in November 2030 and bear interest at a fixed rate of 6.49%. As a result of the new mortgage term loans, two additional properties are encumbered. We used the proceeds to repay $117.8 million of mortgage term loans that mature in 2023 and pay down amounts drawn under our Senior Credit Facility. The effective interest rate on the new secured loans is 6.251%, inclusive of the impact of the aforementioned terminated swap of $50.0 million.

During the nine months ended September 30, 2023, we entered into mortgage term loans totaling $184.1 million related to 27 properties which mature from February 13, 2026 to April 1, 2033, and have a weighted average fixed interest rate of 5.39%. We used the net proceeds to repay borrowings outstanding under our Senior Credit Facility.

During the year ended December 31, 2022, we entered into a new $20.6 million construction loan, which was undrawn as of September 30, 2023 and a $3.4 million mortgage term loan that are jointly secured by one property. Both loans mature on August 10, 2047 and have a fixed interest rate of 3.65%. Additionally, we entered into a mortgage term loan of $226.0 million related to 18 existing encumbered properties which mature between June 15, 2026, and December 15, 2029, and have a fixed interest rate of 4.5%.

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

		Carrying Amount
	Principal Amount	September 30, 2023	December 31, 2022
5.7% notes, issued in January 2023 and due in January 2033(1)	$400.0	$395.6	N/A
4.2% notes, issued in April 2022 and due in April 2032	600.0	592.4	591.8
2.3% notes, issued in October 2021 and due in November 2028	450.0	446.6	446.2
2.7% notes, issued in June 2021 and October 2021, and due in July 2031	750.0	742.3	741.6
Total	$2,200.0	$2,176.9	$1,779.6
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

SUN COMMUNITIES, INC.
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

The Senior Credit Facility bears interest at a floating rate based on the Adjusted Term SOFR, the Adjusted Eurocurrency Rate, the Australian BBSY, the Daily SONIA Rate or the Canadian Dollar Offered Rate, as applicable, plus a margin, in all cases, which can range from 0.725% to 1.6%, subject to certain adjustments. As of September 30, 2023, the margins based on our credit ratings were 0.85% on the revolving loan facility and 0.95% on the term loan facility. During the nine months ended September 30, 2023 and year ended December 31, 2022, we achieved sustainability related requirements resulting in a favorable 0.04% and 0.01% adjustments, respectively, to both margins.

At the lenders' option, the Senior Credit Facility will become immediately due and payable upon an event of default under the Credit Facility Amendment. We had $1.0 billion and $1.1 billion of borrowings outstanding under the revolving loan as of September 30, 2023 and December 31, 2022, respectively. We also had $1.1 billion of borrowings outstanding under the term loan on the Senior Credit Facility as of September 30, 2023 and December 31, 2022, respectively. These balances are recorded in Unsecured debt on the Consolidated Balance Sheets.

The Senior Credit Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under the Senior Credit Facility, but does reduce the borrowing amount available. We had $16.7 million and $2.6 million of outstanding letters of credit at September 30, 2023 and December 31, 2022, respectively.

Financial Covenants

Pursuant to the terms of the Senior Credit Facility, we are subject to various financial and other covenants. The most restrictive financial covenants for the Senior Credit Facility are as follows:

Covenant	Requirement	As of September 30, 2023
Maximum leverage ratio	<65.0%	33.9%
Minimum fixed charge coverage ratio	>1.40	3.23
Maximum secured leverage ratio	<40.0%	12.5%

In addition, we are required to maintain the following covenants with respect to the senior unsecured notes payable:

Covenant	Requirement	As of September 30, 2023
Total debt to total assets	≤60.0%	41.0%
Secured debt to total assets	≤40.0%	17.9%
Consolidated income available for debt service to debt service	≥1.50	3.99
Unencumbered total asset value to total unsecured debt	≥150.0%	334.0%

As of September 30, 2023, we were in compliance with the above covenants and do not anticipate that we will be unable to meet these covenants in the near term.

Derivative Transactions

Our objective and strategy in using interest rate derivatives is to manage exposure to interest rate movements, thereby minimizing the effect of interest rate changes and the effect they could have on future cash outflows (forecasted interest payments), on a forecasted issuance of long-term debt, or on outstanding floating rate debt. We do not enter into derivative instruments for speculative purposes.

SUN COMMUNITIES, INC.
Subsequent to the three months ended September 30, 2023, we terminated one $50.0 million SOFR swap and received a cash settlement payment of $6.0 million. As of September 30, 2023, the net accumulated gain is included in Accumulated other comprehensive income on our Consolidated Balance Sheets, and will be amortized as a reduction to Interest expense over the term of the hedged transaction.

During the three months ended September 30, 2023, we entered into two interest rate swap contracts to hedge variable rate borrowings of $125.0 million in aggregate. The interest rate swaps lock in a weighted average SOFR rate of 4.771%, for an all-in rate of 5.6814% through the maturity date of April 7, 2026. On October 5, 2023, we entered into an interest rate swap contract to hedge variable rate borrowings of $25.0 million under the term loan of the Senior Credit Facility. The interest rate swap locks in a weighted average SOFR rate of 4.684%, and inclusive of spread, an all-in rate of 5.594% through the term loan maturity date of April 7, 2026. Refer to Note 19, "Subsequent Events," for derivative activity subsequent to September 30, 2023.

During the three months ended March 31, 2023, we entered into one interest rate swap contract to hedge variable rate borrowings of £100.0 million (equivalent to $122.0 million as of September 30, 2023). The interest rate swap locked in a SONIA rate of 3.865% for an all-in rate of 4.808% through the maturity date of April 7, 2025. We also entered into one forward starting interest rate swap contract with an aggregate notional value of $50.0 million to hedge interest rate risk associated with a potential future debt offering.

During the three months ended March 31, 2023, in connection with the 2033 Notes issuance, we terminated two $100.0 million 10-year treasury rate lock contracts and one $50.0 million forward swap totaling $250.0 million and received a net settlement payment of $7.4 million. This lowered the effective interest rate on the 2033 Notes from 5.7% to 5.5%. As of the settlement date, the net accumulated gain included in AOCI is being reclassified into earnings as a reduction to Interest expense on a straight-line basis over the 10-year term of the hedged transaction.

Long-term Financing and Capital Requirements

Long-term Financing

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, expansion and development of properties, other nonrecurring capital improvements and Operating Partnership unit redemptions through the long-term unsecured and secured debt and the issuance of certain debt or equity securities subject to market conditions. If current market and economic conditions, including relating to, among other things, interest rates, currency fluctuations, equity valuations and inflation, continue or worsen, our ability to obtain debt and equity capital in the long term on attractive terms may be adversely affected.

As of September 30, 2023 we had unrestricted cash on hand of $46.0 million, $2.0 billion of remaining capacity on the Senior Credit Facility, and a total of 516 unencumbered MH, RV and marina properties.

From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, issue unsecured notes, obtain other debt financing or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the MH, RV and marina industries at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those markets could make borrowing more difficult to secure, more expensive or effectively unavailable. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing unsecured debt as maturities become due. See "Risk Factors" in Part I, Item 1A of our 2022 Annual Report. If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of September 30, 2023, our net debt to enterprise value was 33.2% (assuming conversion of all common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series C preferred OP units, Series D preferred OP units, Series E preferred OP units, Series F preferred OP units, Series G preferred OP units, Series H preferred OP units, Series J preferred OP units and Series K preferred OP units to shares of common stock). Our debt has a weighted average interest rate of 4.13% and a weighted average years to maturity of 6.8.

SUN COMMUNITIES, INC.
Capital Requirements

Certain of our nonconsolidated affiliates, which are accounted for under the equity-method of accounting, have incurred debt. We have not guaranteed the debt of our nonconsolidated affiliates in the arrangements referenced below, nor do we have any obligations to fund this debt should the nonconsolidated affiliates be unable to do so. Refer to Note 6, "Investments in Nonconsolidated Affiliates," in the accompanying Consolidated Financial Statements for additional information about these entities.

GTSC - During September 2019, GTSC entered into a warehouse line of credit with a maximum loan amount of $125.0 million. The line of credit was subsequently amended, with the maximum amount increased to $325.0 million as of December 31, 2022, with an option to increase to $375.0 million subject to the lender's consent. As of September 30, 2023 and December 31, 2022, the aggregate carrying amount of debt, including both our and our partner's share, incurred by GTSC was $276.4 million (of which our proportionate share is $110.6 million), and $275.0 million (of which our proportionate share is $110.0 million), respectively. The debt bears interest at a variable rate based on a Commercial Paper or adjusted SOFR plus a margin ranging from 1.65% to 2.5% per annum and matures on December 15, 2026.

Sungenia JV - During May 2020, Sungenia JV, entered into a debt facility agreement with a maximum loan amount of $27.0 million Australian dollars, or $17.4 million converted at the September 30, 2023 exchange rate. During July 2022, the maximum amount was increased to $50.0 million Australian dollars, or $32.1 million converted at the September 30, 2023 exchange rate. As of September 30, 2023 and December 31, 2022, the aggregate carrying amount of the debt, including both our and our partners' share, incurred by Sungenia JV was $23.8 million (of which our proportionate share is approximately $11.9 million), and $7.9 million (of which our proportionate share is $4.0 million), respectively. The debt bears interest at a variable rate based on the BBSY rate plus a margin ranging from 1.35% to 1.4%, subject to adjustment for additional future commitments, per annum and matures on June 30, 2027.

SUN COMMUNITIES, INC.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains various "forward-looking statements" within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this document that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as "forecasts," "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projected," "projections," "plans," "predicts," "potential," "seeks," "anticipates," "anticipated," "should," "could," "may," "will," "designed to," "foreseeable future," "believe," "believes," "scheduled," "guidance," "target" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this document, some of which are beyond our control. These risks and uncertainties and other factors may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under "Risk Factors" in our 2022 Annual Report, and in our other filings with the SEC, from time to time, such risks, uncertainties and other factors include, but are not limited to:

∙	Outbreaks of disease and related restrictions on business operations;
∙	Changes in general economic conditions, including inflation, deflation and energy costs, the real estate industry and the markets within which we operate;
∙	Difficulties in our ability to evaluate, finance, complete and integrate acquisitions, developments and expansions successfully;
∙	Our liquidity and refinancing demands;
∙	Our ability to obtain or refinance maturing debt;
∙	Our ability to maintain compliance with covenants contained in our debt facilities and our unsecured notes;
∙	Availability of capital;
∙	Changes in foreign currency exchange rates, including between the U.S. dollar and each of the Canadian dollar, Australian dollar and Pound sterling;
∙	Our ability to maintain rental rates and occupancy levels;
∙	Our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
∙	Increases in interest rates and operating costs, including insurance premiums and real estate taxes;
∙	Risks related to natural disasters such as hurricanes, earthquakes, floods, droughts and wildfires;
∙	General volatility of the capital markets and the market price of shares of our capital stock;
∙	Our ability to maintain our status as a REIT;
∙	Changes in real estate and zoning laws and regulations;
∙	Legislative or regulatory changes, including changes to laws governing the taxation of REITs;
∙	Litigation, judgments or settlements, including costs associated with prosecuting or defending claims and any adverse outcomes;
∙	Competitive market forces;
∙	The ability of purchasers of manufactured homes and boats to obtain financing; and
∙	The level of repossessions by manufactured home and boat lenders.

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

Our variable rate debt totaled $1.4 billion as of September 30, 2023 and 2022, after adjusting for the impact of hedging in place through the use of interest rate swaps. As of September 30, 2023 and 2022, our variable debt bore interest at the Adjusted Term SOFR, the Adjusted Eurocurrency Rate, the Australian BBSY rate, the Daily SONIA Rate or the Canadian Dollar Offered Rate, and the Eurodollar rate or Prime rate plus a margin. If the above rates increased or decreased by 1.0%, our interest expense would have increased or decreased by $10.4 million and $10.3 million for the nine months ended September 30, 2023 and 2022, respectively, based on the $1.4 billion average balance outstanding under our variable rate debt facilities for the nine months ended September 30, 2023 and 2022. Our variable rate debt, interest expense and average balance outstanding under our variable rate debt facility includes the impact of hedge activity.

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

At September 30, 2023 and December 31, 2022, our shareholder's equity included $890.9 million and $1.2 billion from our investments and operations in the UK, Canada and Australia which collectively represented 11.4% and 14.9% of total shareholder's equity, respectively. Based on our sensitivity analysis, a 10.0% strengthening of the U.S. dollar against the Pound sterling, Canadian dollar and Australian dollar would have caused a reduction of $89.1 million and $117.9 million to our total shareholder's equity at September 30, 2023 and December 31, 2022, respectively.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at September 30, 2023. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COMMUNITIES, INC.
PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Legal Proceedings Arising in the Ordinary Course of Business

Refer to "Legal Proceedings" in Part 1 - Item 1 - Note 16, "Commitments and Contingencies," in our accompanying Consolidated Financial Statements.

Environmental Matters

Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed an applied threshold not to exceed $1.0 million. Applying this threshold, there are no environmental matters to disclose for the three months ended September 30, 2023.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Holders of our OP units have converted the following units during the three months ended September 30, 2023:

		Three Months Ended
		September 30, 2023
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)	Common OP Units
Aspen preferred OP units	Various(2)	673,885	27,748	191,223
Common OP units	1.0000	5,236	5,236	—
Series A-1 preferred OP units	2.4390	5,313	12,956	—
Series C preferred OP units	1.1100	100	111	—
Series G preferred OP units	0.6452	11,500	7,419	—
Series H preferred OP units	0.6098	89	54	—
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

Purchases of Equity Securities

The following table summarizes our common stock repurchases during the three months ended September 30, 2023:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Period	(a)	(b)	(c)	(d)
July 1, 2023 - July 31, 2023	583	$134.96	—	$—
August 1, 2023 - August 31, 2023	162	$123.32	—	$—
September 1, 2023 - September 30, 2023	74	$122.00	—	$—
Total	819	$131.48	—	$—

During the three months ended September 30, 2023, we withheld 819 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.

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

Dated: October 26, 2023	By:	/s/ Fernando Castro-Caratini
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)