Form 10-K
period 2023-12-31
SUN COMMUNITIES INC
filed 2024-02-28
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of the Registrant's stock held by non-affiliates of the Registrant was $15,934,604,486 (computed by reference to the closing sales price of the Registrant's common stock as of June 30, 2023). For this computation, the Registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

Number of shares of Common Stock, $0.01 par value per share, outstanding as of February 20, 2024: 124,412,183

Documents Incorporated By Reference

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by Part III is incorporated by reference to the Registrant's proxy statement to be filed pursuant to Regulation 14A, with respect to the Registrant's 2024 annual meeting of shareholders.

Explanatory Note

Sun Communities, Inc. is filing this comprehensive Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (this "Annual Report"). This Annual Report contains our audited financial statements for the fiscal years ended December 31, 2023, 2022 and 2021, as well as restated unaudited financial information as of and for the three months ended March 31, 2023, the three and six months ended June 30, 2023 and the three and nine months ended September 30, 2023 (collectively, the "Interim Financial Statements").

Restatement Background

In 2022, we acquired a portfolio of holiday park properties located in the United Kingdom, which we refer to as our Park Holidays business, a reporting unit within our manufactured housing segment. As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on February 20, 2024, during the course of management's 2023 year-end procedures, we reviewed the controls relating to the valuation of the Park Holidays business and the associated goodwill at March 31, 2023, June 30, 2023 and September 30, 2023. In connection with that review, we concluded that there were triggering events relevant to the valuation of the Park Holidays business, including reduced financial projections and increases in interest rates, that should have been taken into account when preparing the Interim Financial Statements. Management undertook a full review of the valuations and determined that at each of March 31, 2023, June 30, 2023 and September 30, 2023, we should have recognized non-cash impairments to goodwill for the Park Holidays business.

The non-cash goodwill impairments resulted in the following negative adjustments to net income / (loss) in the Interim Financial Statements:

•For the three months ended March 31, 2023, non-cash goodwill impairment increased net loss by $15.4 million;
•For the three and six month periods ended June 30, 2023, non-cash goodwill impairment changed net income to net loss by the amount of $309.7 million and $325.1 million, respectively;
•For the three month period ended September 30, 2023, non-cash goodwill impairment reduced net income by $44.8 million; and for the nine month period ended September 30, 2023, changed net income to net loss by the amount of $369.9 million.

Items Restated in this Form 10-K

This Annual Report reflects changes to the Consolidated Balance Sheets for the periods ended March 31, 2023, June 30, 2023 and September 30, 2023, and the Consolidated Statements of Operations, Comprehensive Loss, Shareholders' Equity and Cash Flows for the quarter and year to date periods ended March 31, 2023, June 30, 2023 and September 30, 2023. Restatements of the summarized consolidated financial information for the quarterly periods are disclosed in Note 22, "Quarterly Financial Data (Unaudited and Restated)," to our accompanying Consolidated Financial Statements.

We do not intend to file amendments to the previously filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated periods in this Annual Report or in future filings with the SEC, and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

See Note 22, "Quarterly Financial Data (Unaudited and Restated)," to our accompanying Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report, for additional information on the restatement and the related consolidated financial statement effects.

Internal Control Considerations

In connection with the restatement, management has assessed the effectiveness of our internal control over financial reporting. Based on this assessment, a material weakness in our internal control over financial reporting was identified, resulting in the conclusion by our principal executive officer and principal financial officer that our disclosure controls and procedures were not effective as of March 31, 2023, June 30, 2023, September 30, 2023, and that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2023. Management is taking steps to remediate the material weakness in our internal control over financial reporting, as described in Part II, Item 9A, Controls and Procedures of this Annual Report.

SUN COMMUNITIES, INC.

SUN COMMUNITIES, INC.
PART I

ITEM 1. BUSINESS

GENERAL OVERVIEW

Sun Communities, Inc., and all wholly-owned or majority-owned and controlled subsidiaries, including Sun Communities Operating Limited Partnership, a Michigan limited partnership (the "Operating Partnership"), Sun Home Services, Inc., ("SHS"), Safe Harbor Marinas, LLC ("Safe Harbor"), and the entities through which we operate our holiday parks business in the United Kingdom ("UK") (collectively, "Park Holidays"), are referred to herein as the "Company," "SUI," "we," "us," or "our."

We are a fully integrated real estate investment trust ("REIT"). We own manufactured housing ("MH") and recreational vehicle ("RV") communities and marinas in the United States ("U.S."), the UK and Canada (marinas and, together with MH and RV, the "properties"). We self-administer, self-manage, and operate or hold an interest in, and develop the majority of our properties, and a select number of our communities are operated by independent third party contractors on our behalf under management agreements. Others are operated by lessees under ground lease arrangements. Together with our affiliates and predecessors, we have been in the business of acquiring, operating, developing and expanding MH and RV communities since 1975 and marinas since 2020.

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

As of December 31, 2023, we owned and operated, directly or indirectly, or had an interest in, a portfolio of 667 developed properties located in the U.S., the UK and Canada, including 353 MH communities, 179 RV communities and 135 marinas. As of December 31, 2023, the properties contained an aggregate of 227,340 developed sites comprised of 118,430 developed MH sites, 32,390 annual RV sites (inclusive of both annual and seasonal usage rights), 28,490 transient RV sites, and 48,030 wet slips and dry storage spaces. Additionally, we own or control land to support developing and expanding over 17,980 additional MH and RV sites suitable for development.

Through SHS, a taxable REIT subsidiary, we market, sell, and lease new and pre-owned homes to current and future residents in our MH communities. The operations of SHS support and enhance our occupancy levels, property performance and cash flows.

Our executive and principal property management office is located at 27777 Franklin Road, Suite 300, Southfield, Michigan 48034 and our telephone number is (248) 208-2500. We also have principal offices in Dallas, Texas, and in Bexhill-on-Sea, East Sussex, UK. We have regional property management offices throughout the U.S. We employed an aggregate of 6,780 full and part time employees as of December 31, 2023.

Our website address is www.suninc.com and we make available, free of charge, on or through our website all of our periodic reports, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and current reports on Form 8-K, as soon as reasonably practicable after we file such reports with the SEC. Additionally, the SEC maintains a website at https://www.sec.gov, that contains reports, proxy information statements and other information about us.

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

SUN COMMUNITIES, INC.
As of December 31, 2023, we owned 95.4% of all of the OP Units and the limited partners of the Operating Partnership own the rest. The following table sets forth:

•The various series of OP units and the number of units of each series outstanding as of December 31, 2023;
•The relative ranking of the various series of OP units with respect to rights to the payment of distributions and the distribution of assets in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Operating Partnership;
•The number of shares of our common stock issuable upon the exchange, directly or indirectly, of each OP unit of the applicable series;
•The annual distribution rate on each series of OP units; and
•Information regarding the terms of redemption rights for each series of OP units, as applicable.

Ranking	Description	OP Units Outstanding at December 31, 2023	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption(3)	Redemption Period
1	Series A-1 preferred OP units	202,144	2.4390	6.0%	N/A	N/A
2	Series C preferred OP units	305,848	1.1100	5.0%	N/A	N/A
3	Series D preferred OP units	488,958	0.8000	4.0%	Holder's Option	Any time
4	Series E preferred OP units	80,000	0.6897	5.5%	N/A	N/A
5	Series F preferred OP units	90,000	0.6250	3.0%	Holder's Option	Any time after earlier of May 14, 2025 or death of holder
6	Series G preferred OP units	210,710	0.6452	3.2%	Holder's Option	Any time after earlier of September 30, 2025 or death of holder
7	Series H preferred OP units	581,238	0.6098	3.0%	Holder's Option	Any time after earlier of October 30, 2025 or death of holder
8	Series J preferred OP units	238,000	0.6061	2.85%	Holder's Option	During the 30-day period following a change of control of the Company or any time after April 21, 2026
9	Series K preferred OP units	1,000,000	0.5882(4)	4.0%	Holder's Option	Within 60 days after March 23, 2028
10	Series L preferred OP units	20,000	0.6250(5)	3.5%	N/A	N/A
11	Series A-3 preferred OP units	40,268	1.8605	4.5%	N/A	N/A
12	Common OP units	127,171,415(6)	1.0	Same distribution rate for common stock and common OP units	N/A	N/A
(1)Exchange rates are subject to adjustment upon stock splits, recapitalizations and similar events. The exchange rates of certain series of OP units are approximated to four decimal places. Holders of OP units generally may exchange them at any time.
(2)Except for Common OP units, distributions are payable on the issue price of each OP unit, which is $100.00 per unit for all these preferred OP units.
(3)The redemption price for each preferred OP unit redeemed will be equal to its issue price plus all accrued but unpaid distributions.
(4)Each Series K preferred OP unit is exchangeable for 0.5882 common OP units. Each such common OP unit will be exchangeable for one share of our common stock. We have the right to cause the holders of Series K preferred OP units to exchange such units into common OP units at the applicable exchange rate (a) within 60 days after March 23, 2028 or (b) if at any time the trading price of our common stock for each of the preceding 60 trading days is equal to or greater than 120% of the Series K conversion price of $170 (as it may be adjusted under the Operating Partnership's partnership agreement). If in connection with an exchange pursuant to clause (a) above the recent average price of our common stock (as determined under the Operating Partnership's partnership agreement) is less than the Series K conversion price, we will be required to make an additional cash payment in respect of each exchanged Series K preferred OP unit equal to the product of (i) the Series K exchange rate and (ii) the difference between such average price and the Series K conversion price.
(5)Each Series L preferred OP unit is exchangeable for 0.6250 common OP units. Each such common OP unit will be exchangeable for one share of our common stock. We have the right to cause the holders of Series L preferred OP units to exchange such units into common OP units at the applicable exchange rate (a) any time after December 31, 2028 or (b) if at any time the trading price of our common stock for each of the preceding 60 trading days is equal to or greater than 120% of the Series L conversion price of $160 (as it may be adjusted under the Operating Partnership's partnership agreement). If in connection with an exchange pursuant to clause (a) above the recent average price of our common stock (as determined under the Operating Partnership's partnership agreement) is less than the Series L conversion price, we will be required to make an additional cash payment in respect of each exchanged Series L preferred OP unit equal to the product of (i) the Series L exchange rate and (ii) the difference between such average price and the Series L conversion price.
(6)Of the 127,171,415 Common OP units, 124,436,432 or 97.8% were held by us, and 2,734,983 or 2.2% were owned by various limited partners.

SUN COMMUNITIES, INC.
REAL PROPERTY OPERATIONS

Throughout this report, we use the terms resident to represent a "resident" in the U.S. and a "customer" in the UK.

An MH community is a residential subdivision with sites for the placement of manufactured homes, related improvements and amenities. Manufactured homes are detached single-family homes that are produced off-site by manufacturers and installed on site within the community. Manufactured homes are available in a wide array of designs, providing owners with a level of customization generally unavailable in multi-family housing complexes. Modern MH communities contain improvements similar to other garden-style residential developments, including centralized entrances, paved streets, curbs, gutters and parkways. In addition, these communities also often provide a number of amenities, such as a clubhouse, a swimming pool, basketball courts, shuffleboard courts, tennis courts and laundry facilities.

An RV community is a resort with sites for the placement of RVs for varied lengths of time. RV communities may also provide vacation rental homes and may include a number of amenities such as restaurants, golf courses, swimming pools, water parks, tennis courts, fitness centers, planned activities and spacious social facilities.

From 2021 to 2023, we rebranded 151 RV communities under the "Sun Outdoors" umbrella guided by our belief that the Sun Outdoors brand supports our competitive advantage in the outdoor market. Implementation consisted of the conversion of the communities' digital presence (website, social media, reservation software and other internal systems) and the replacement of signage at the communities. Sun Outdoors offers RV sites, vacation rentals and tent camping with world-class amenities in the U.S. and Canada.

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

PROPERTY MANAGEMENT

Our property management strategy emphasizes intensive, detail-oriented, hands-on management by dedicated, on-site MH and RV community and marina managers. We believe our focus on creating an exceptional resident, guest and member experience creates a competitive advantage. It enables us to continually monitor and address concerns, the performance of competitive properties and local market conditions. As of December 31, 2023, of our 6,780 employees, 1,192 were located on-site as property managers, and of those, 99.3% were full-time employees.

SUN COMMUNITIES, INC.
Our MH and RV property managers in the U.S. and Canada are overseen by our Chief Operating Officer, four Senior Vice Presidents of Operations and Sales, 11 Divisional Vice Presidents and 43 Regional Vice Presidents. Each Regional Vice President oversees one to 16 properties and is responsible for regular property inspections, oversight of property operations and sales functions, semi-annual market surveys of competitive communities and interaction with local manufactured home dealers. Each property manager performs regular inspections in order to monitor the physical condition of properties and to effectively address tenant concerns. In addition to an on-site manager, each district or property has on-site maintenance personnel and management support staff. We hold mandatory training sessions for all new property management personnel to ensure that policies and procedures are executed effectively and professionally. All of our property management personnel participate in on-going training to ensure that changes to policies and procedures are implemented consistently. Our internal training program has led to increased knowledge and accountability for daily operations and policies and procedures.

Park Holidays' MH and RV property managers are overseen by a Chief Executive Officer of Park Holidays, a Chief Operating Officer, and two Regional Operations Directors.

Our marina business is overseen by a Chief Executive Officer of Safe Harbor, two Executive Vice Presidents of Operations, two Senior Vice Presidents of Operations and 15 Regional Vice Presidents who are responsible for regular marina inspections and oversight of operations.

HOME SALES AND RENTALS

We are engaged in the marketing, selling and leasing of new and pre-owned homes to current and future residents in our MH communities through SHS in the U.S. and Park Holidays in the UK. Because tenants often purchase a home already on-site within a community, the services SHS and Park Holidays provide enhance occupancy and property performance. Additionally, because many of the homes on the properties are sold through SHS and Park Holidays, better control of home quality in our communities can be maintained than if sales services were conducted solely through third-party brokers.

SHS also leases homes to prospective tenants. As of December 31, 2023, SHS's portfolio consists of over 10,230 occupied leased homes. New and pre-owned homes are purchased for our Rental Program. Leases associated with our Rental Program generally have a term of one year. The Rental Program requires management of costs associated with repair and refurbishment of these homes as the tenants vacate and the homes are re-leased. In 2023, we received over 51,200 applications to live in our MH and RV properties, providing a significant "resident onboarding" system that allows us to market the purchase of a home to qualified applicants. Through our Rental Program, we demonstrate our product and lifestyle to the renters, while monitoring their payment history and converting qualified renters to owners.

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

MARINA MEMBER BASE

We are engaged in the marketing and leasing of wet slips and dry storage spaces and have approximately 48,000 members throughout our marina network as of December 31, 2023.

SUN COMMUNITIES, INC.
SITE LEASES OR USAGE RIGHTS

Typical tenant leases for MH sites in the U.S. are year-to-year or month-to-month, renewable upon the consent of both parties, or, in some instances, as provided by statute. Certain of our leases, mainly at our Florida and California properties, are tied to the consumer price index or other indices as they relate to rent increases. Generally, market rate adjustments are made on an annual basis. These leases are cancellable for non-payment of rent, violation of community rules and regulations or other specified defaults. During the five calendar years ended December 31, 2023, on average less than 1.0% of the homes in our MH communities have been removed by their owners and 6.1% of the homes have been sold by their owners to a new owner who then assumes rental obligations as a community resident. On average, our residents remain in our communities for approximately 15 years. Site license fees for MH sites in the UK are for a term of 20, 30 or 40 years depending on the product originally purchased. The holiday homeowner must pay an annual site fee for their holiday home to remain on the property. On average, Park Holidays homeowners remain in the communities for over seven years.

Typical resident agreements for RV sites are year-to-year or from move-in date until the end of the current calendar year. Generally, increases and market rate adjustments are made on an annual basis. These agreements are cancellable for non-payment of rent, violation of community rules and regulations or other specified defaults.

Leases for wet slips and dry storage spaces at our marinas are year-to-year, season-to-season, month-to-month, or transient by night, renewable upon the consent of both parties. On average, our members maintain leases in our marinas for approximately 8.3 years.

ACQUISITIONS

During the year ended December 31, 2023, we acquired one MH community with 68 sites and 72 development sites, and one marina with 24 wet slips and dry storage spaces, for a total purchase price of approximately $107.0 million.

EXPANSION / DEVELOPMENT

During the year ended December 31, 2023, we acquired four land parcels located in the U.S. and one land parcel in the UK for the potential development of over 1,350 sites, expanded our existing communities by over 440 sites and delivered 360 sites at five ground-up development properties.

REGULATIONS AND INSURANCE

General

MH, RV and marina properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas. Each property has the necessary operating permits and approvals.

Insurance

With increased insurance claims across the industry and other market conditions, it has been more difficult to obtain insurance, in particular property insurance covering named windstorms, business interruption, flood and earthquake insurance. With fewer insurers willing to provide policies, and policies increasingly including lower coverage limits, higher deductibles and higher premiums, we have changed our insurance purchasing philosophy and strategy resulting in us self-insuring a greater risk to offset insurance market fluctuations. Our management believes that the properties are covered by adequate comprehensive liability, fire, property, business interruption, general liability, and (where appropriate) flood and earthquake insurance through a combination of our self-insurance partially covering our risk and insurance provided by reputable companies with commercially reasonable deductibles and limits. We maintain a blanket policy that covers all of our properties. We have obtained title insurance insuring fee title to the properties in an aggregate amount which we believe to be adequate. Claims made to our insurance carriers that are determined to be recoverable are classified in other receivables as incurred.

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

Culture

We foster a growth culture that is grounded in our vision and culture statements: We are an inspired, engaged and collaborative team committed to providing extraordinary service to our residents, guests and team members. Together as one team, we embrace the following seven key behaviors that make our company a great place to work:

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

•Our internal training program offers over 310 courses to our team members on a range of topics, including leadership, communication, inclusion and diversity, software and operations. Our internal training program has led to increased knowledge and accountability for daily operations and policies and procedures. In 2023, team members logged nearly 85,700 hours of training.
•We hold ongoing training sessions for all property management personnel to ensure that policies and procedures are executed effectively, professionally and consistently.

We are dedicated to attracting, developing and retaining our talent, focusing our efforts on ensuring that the returning seasonal team member pipeline remains robust each year and our annual talent management processes focus on the professional development of salaried team members. As of December 31, 2023, nearly 12% of our employees had over 10 years' tenure.

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

SUN COMMUNITIES, INC.
Workforce Diversity

We believe we are a stronger organization when our workforce represents a diversity of ideas and experiences. We value and embrace diversity in our employee recruiting, hiring and development practices. As of December 31, 2023, 40% of our employees were female, 23% of our employees (excluding those in Canada and the UK) were racially or ethnically diverse, and 44% of our employees were aged 50 years and older, with approximately 24% being aged 60 years and older.

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

Workplace Health and Safety

We actively seek to minimize health, safety and environmental risks to our team members, residents, and guests by utilizing safe operating procedures and practices:

•As part of our commitment to safety, we oversee annual safety training programs for employees to provide tools and safeguards for accident prevention. Our managers are responsible for ensuring that team members receive the appropriate training to perform their jobs safely;
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

SUN COMMUNITIES, INC.
ENVIRONMENTAL, SOCIAL AND GOVERNANCE ("ESG"): OUR COMMITMENT TO A SUSTAINABLE FUTURE

We continue to embrace a company-wide commitment to ESG practices and procedures implemented through executive commitments, sponsorship of various programs and our everyday business practices.

Environmental

The International Energy Agency ("IEA") estimates that the energy usage related to operating buildings (commercial and residential) accounts for 26% of global energy-related emissions. In recognition of the impact buildings have on global annual greenhouse gas ("GHG") emissions, in 2022 we adopted goals to achieve Carbon Neutrality by 2035 inclusive of ISO 14064:1 ("ISO 14064") categories 1, 2, 3 and 4, and Net Zero Emissions by 2045 (inclusive of all five ISO 14064 categories).

The main tactics we intend to use to achieve our commitment will be seen across all our properties as we work toward achieving our climate change goals through various means, including:

•Renewable Energy – Expanding the use of renewable energy throughout our portfolio through additional on-site energy generation, and the consideration for purchase of off-site generated energy and Renewable Energy Certificates (RECs);
•Energy Efficient Buildings – Increasing the use of certified energy efficient manufactured homes, including ENERGY STAR®, in our communities as well as energy-efficient lighting and building control systems;
•Waste – Reducing total waste and increasing diversion from landfills by evaluating all disposal options locally available, including recycling, and adopting the best solution(s) at each property; and
•Material Procurement – Partnering with our supply chain and consultants to collect emissions data on products and services.

During 2023, we completed a top ESG priority by expanding our data coverage to encompass our UK operations and Marina segment. Through collection of primary source data (e.g., utility bills and invoices) and accepted estimation methods, we were able to complete full reporting of all direct and indirect source emissions.

We are fully committed to reducing our environmental impact through investments in energy-efficiency technology, water conservation initiatives and waste reduction strategies implemented across the scope of our operations and through the services we deliver to our residents and guests.

Social

In addition to our commitments and practices discussed above, in the "Human Capital" section, we recognize the important social opportunity we have to provide housing that is both affordable and sustainable. Our business contributes to a vitally important function in our economy by providing high-quality, affordable housing that accommodates all-age and age-restricted communities. Our homes provide more space at less cost per square foot compared to other options.

According to Zillow.com's September 2023 rent index, the average MH site rent in a Sun community is approximately 50% less than the monthly cost of other rental options.

By providing safe, well-located and affordable communities, Sun is expanding the opportunity for home ownership, despite an ever-increasing housing affordability gap.

Another way we support the communities in which we operate is through volunteerism and sponsorship efforts. In 2023, our team members reported approximately 16,000 volunteer hours, an increase of 72% compared to the prior year.

Governance

Aligning Company policies and procedures with the interests of all stakeholders is always a priority for Sun. Among the best practices and policies described in our annual ESG reports and on our website, www.suninc.com, our Code of Conduct and Business Ethics policy serves as the foundation for our approach to ethics and compliance, and our anti-corruption compliance program is focused on conducting business in a fair, ethical and legal manner. Additionally, our publicly available policies outline the expectations we have of supply chain vendors and service providers with whom we partner to operate our properties.

SUN COMMUNITIES, INC.
Providing properties to our residents and guests is a privilege and also poses a responsibility to keep stakeholder data secure. Item 1C of this filing and our annual ESG reports provide information on our approach and standards for cybersecurity.

Increasing engagement with investors remains a priority. During 2023, we held nearly 240 meetings with investment firms, a 37% increase from over 170 meetings in 2022. Through focused outreach to investors, we deepen and evolve our understanding of their priorities, which we integrate into our ongoing ESG materiality assessments to identify considerations that are important to stakeholders.

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
•availability of capital;
•outbreaks of disease and related restrictions on business operations;
•changes in foreign currency exchange rates, including between the U.S. dollar and each of the Canadian dollar, Australian dollar and Pound sterling;
•our ability to maintain rental rates and occupancy levels;
•our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
•our remediation plan and our ability to remediate the material weakness in our internal control over financial reporting;
•expectations regarding the amount or frequency of impairment losses, including as a result of the write-down of intangible assets, including goodwill;
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
•litigation, judgments or settlements, including costs associated with prosecuting or defending claims and any adverse outcomes;
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

RISKS RELATED TO THE RESTATEMENT OF OUR PRIOR FINANCIAL STATEMENTS

We have identified a material weakness in our internal control over financial reporting which resulted in a material misstatement in certain of our previously issued interim unaudited consolidated financial statements, and we cannot provide assurances that this weakness will be effectively remediated or that additional material weaknesses will not occur in the future.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

During the preparation of this Annual Report, we identified a material weakness in our internal control over financial reporting relating to the design of management's review controls over assessments of goodwill impairment for our Park Holidays business. As a result of this weakness, we concluded that our disclosure controls and procedures were not effective as of March 31, 2023, June 30, 2023 and September 30, 2023 and that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2023. We have restated our interim unaudited consolidated financial statements as of March 31, 2023, June 30, 2023 and September 30, 2023 in this Annual Report.

We are actively engaged in the planning for, and implementation of, remediation efforts to address this material weakness but there can be no assurance that those efforts will be successful. A material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. If we do not remediate this material weakness in a timely manner, or if additional material weaknesses in our internal control over financial reporting are discovered, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and our financial statements may contain material misstatements or omissions. In addition, we may experience delays or be unable to meet our reporting obligations or to comply with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Any of these results may, among other adverse consequences, cause investors to lose confidence in our reported financial information, incur the expense of remediation, result in regulatory scrutiny, litigation, investigations or enforcement actions, limit our ability to access the capital markets, lead to a decline in our stock price, and otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

For more information relating to the Company's internal control over financial reporting, the material weakness described above and the remediation activities undertaken by us, see "Controls and Procedures" in Part II, Item 9A, of this Annual Report on Form 10-K.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results, which could result in a loss of investor confidence and adversely affect the market price of our common stock.

We are required to establish and maintain internal control over financial reporting and disclosure controls and procedures. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Disclosure controls and procedures are processes designed to ensure that information required to be disclosed is communicated to management and reported in a timely manner. We cannot be certain that we will successfully maintain adequate control over our financial reporting and disclosure controls and procedures. See "Controls and Procedures" in Part II, Item 9A, of this Annual Report on Form 10-K for a discussion of the material weakness in our internal control over financial reporting that management has concluded exist in connection with preparing our financial statements for the year ended December 31, 2023. Deficiencies, including any material weakness, in our internal control over financial reporting that may occur could result in misstatements or restatements of our financial statements or a decline in the price of our securities. In addition, to the extent we make additional significant acquisitions, our internal controls will become more complex and may require significantly more resources to ensure that our disclosure controls and procedures remain effective. Acquisitions can pose challenges in implementing the required processes, procedures and controls in the operations of the companies that we acquire. Companies that are acquired by us may not have disclosure controls and procedures or internal control over financial reporting that are as thorough or effective as those required by the securities laws that currently apply to us.

SUN COMMUNITIES, INC.
Moreover, the existence of any material weakness or significant deficiency in our internal controls and procedures has required and would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. If we cannot provide reliable financial reports, our reputation and operating results could be materially adversely affected, which could also cause investors to lose confidence in our reported financial information, which in turn could result in a reduction in the trading price of our common stock.

We have concluded that certain of our previously issued interim unaudited consolidated financial statements should not be relied upon and have restated certain of our previously issued financial statements, which was time-consuming and expensive and could expose us to additional risks that could have a negative effect on us.

As discussed in the Explanatory Note, we determined to restate our unaudited consolidated financial statements as of March 31, 2023, June 30, 2023 and September 30, 2023, and that such interim unaudited financial statements should no longer be relied upon. As a result, we have incurred unanticipated costs for accounting and legal fees related to this restatement, and have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business. We expect to continue to face many of the risks and challenges related to the restatement, including the following:

•we may fail to remediate material weaknesses in our internal control over financial reporting and other material weaknesses may be identified in the future, which would adversely affect the accuracy and timing of our financial reporting;
•the processes undertaken to affect the restatement may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement;
•the incurrence of restatement-related expenses; and
•diversion of management and other human resources attention from the operation of our business.

We cannot assure that all of the risks and challenges described above will be eliminated and that lost business opportunities can be recaptured or that general reputational harm will not persist. If one or more of the foregoing risks or challenges persist, there may be a material adverse effect on our business, financial condition, results of operations, and cash flows.

We have been and may in the future be required to write down intangible assets, including goodwill, due to impairment, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We have in the past and may in the future be required to write down intangible assets, including goodwill, due to impairment, which would reduce earnings. We periodically calculate the fair value of our intangible assets to test for impairment. This calculation may be affected by several factors, including changes in general economic conditions, including inflation, deflation and energy costs; changes in foreign currency exchange rates; our rental rates and occupancy levels; increases in interest rates and operating costs, including insurance premiums and real estate taxes; the effects of natural disasters; and competitive market forces. Certain events can also trigger an immediate review of goodwill and intangible assets. If the carrying value of our intangible assets exceeds its fair value, the goodwill and other intangible assets are considered impaired, which would result in impairment losses and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Refer to Note 1, "Significant Accounting Policies," Note 6, "Goodwill and Other Intangible Assets," and Note 22, "Quarterly Financial Data (Unaudited and Restated)", in our accompanying Consolidated Financial Statements, "Controls and Procedures" in Part II, Item 9A, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report for information on impairments to the goodwill for our Park Holidays portfolio in the UK that we recognized at each of March 31, 2023, June 30, 2023 and September 30, 2023.

MATERIAL RISKS RELATING TO OUR MH, RV AND MARINA BUSINESSES

General economic conditions and the concentration of our MH, RV and marina properties in certain geographic areas may affect our ability to generate revenue.

The market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets, may significantly affect occupancy or rental rates. Occupancy and rental rates, in turn, may significantly affect our revenues, and if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flows and ability to pay or refinance our debt obligations could be adversely affected.

SUN COMMUNITIES, INC.
As of December 31, 2023, 150 of our MH and RV communities and marinas, representing 21.8% of developed sites, are located in Florida; 92 communities, representing 16.5% of developed sites, are located in Michigan; 55 communities, representing 9.4% of developed sites, are located in the UK; 48 communities, representing 6.4% of developed sites, are located in California; and 32 communities, representing 5.7% of developed sites, are located in Texas. As of December 31, 2023, we have revenue concentrations of marinas in Florida, Rhode Island and Georgia of approximately 32.8%, 8.7% and 8.0%, respectively. As a result of the geographic concentration of our MH and RV communities in Florida, Michigan, the UK, California and Texas, and of our marinas in Florida, Rhode Island and Georgia, we are exposed to the risks of downturns in local economies or other local real estate market conditions which could adversely affect occupancy rates, rental rates and property values in these markets.

Our revenue would also be adversely affected if tenants and members were unable to pay rent or if sites were unable to be rented on favorable terms. If we were unable to promptly relet or renew the leases for a significant number of the sites, or if the rental rates upon such renewal or reletting were significantly lower than expected rates, then our business and results of operations could be adversely affected. In addition, certain expenditures associated with each property (such as real estate taxes and maintenance costs) generally are not reduced when circumstances cause a reduction in income from the property. Furthermore, real estate investments are relatively illiquid and, therefore, will tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions.

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
•increased operating costs, including insurance premiums, real estate taxes and utilities;
•competition from other available MH and RV communities and alternative forms of housing (such as apartment buildings and site-built single-family homes), and other marinas;
•a decrease in the number of people interested in the RV lifestyle or boating;
•outbreaks of disease and related restrictions on business operations;
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
•our ability to effectively manage, maintain and insure our properties; and
•the enactment of rent control laws or laws taxing the owners of manufactured homes.

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

SUN COMMUNITIES, INC.
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

The MH, RV and marina industries are highly-fragmented. There are many international, national and regional competitors in the MH, RV and marina markets we currently serve and in new markets that we may enter. Our properties are located in developed areas that include other MH and RV communities, and marinas. The number of competitive MH and RV communities and marinas in a particular area could have a material adverse effect on our ability to lease sites and increase rents charged at our properties or at any newly acquired properties. We may be competing with others with greater resources. In addition, other forms of multi-family residential properties, such as private and federally funded or assisted multi-family housing projects and single-family housing, provide housing alternatives to potential tenants of MH and RV communities.

The cyclical and seasonal nature of the RV and marina industries may lead to fluctuations in our operating results.

The RV and marina industries can experience cycles of growth and downturn due to seasonality patterns. Results of operations in any one period may not be indicative of results in future periods. In the RV business, certain properties maintain higher occupancy during the summer months, while other properties maintain higher occupancy during the winter months. The RV business typically shows a decline in demand over the winter months, yet usually produces higher growth in the spring and summer months due to higher use by vacationers. In the marina business, demand for wet slip storage increases during the summer months as customers contract for the summer boating season, which also drives non-storage revenue streams such as service, fuel and on-premise restaurants or convenience storage. Demand for dry storage increases during the winter season as seasonal weather patterns require boat owners to store their vessels on dry docks or within covered racks. Our results on a quarterly basis can fluctuate due to this cyclicality and seasonality.

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

SUN COMMUNITIES, INC.
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

In addition, we may acquire properties subject to liabilities and we may be left with no, or limited, recourse, with respect to unknown liabilities. As a result, we may have to pay substantial sums to settle any liabilities asserted against us based upon ownership of newly acquired properties, which could adversely affect our cash flows.

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

Extreme weather or weather-related conditions and other natural disasters, including hurricanes, flash floods, sea-level rise, droughts, tornadoes, wildfires or earthquakes, may interrupt our operations, damage our properties and reduce the number of customers who utilize our properties in the affected areas. Many of our properties are on coastlines that are subject to hurricane seasons, flash flooding and sea level rise; in areas adversely affected by wildfires, such as the western U.S.; and in earthquake-prone areas, such as the West Coast. If there are prolonged disruptions at our properties due to extreme weather or natural disasters, our results of operations and financial condition could be materially adversely affected.

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

SUN COMMUNITIES, INC.
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

As part of our standard acquisition due diligence, we subject our properties to a Phase I or similar environmental assessment as well as limited compliance evaluations (which involve general inspections without soil sampling or ground water analysis) completed by independent environmental and engineering consultants. In some cases, where these evaluations have recommended further, invasive investigations, those have also been conducted. While these environmental evaluations have not revealed any significant environmental liability that would have a material adverse effect on our business, they cannot reflect conditions arising after the studies were completed. No assurances can be given that existing environmental studies reveal all environmental liabilities, that any prior owner or operator of a property or neighboring owner or operator did not create any material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any one or more properties.

SUN COMMUNITIES, INC.
Moreover, we cannot be sure that future laws, ordinances or regulations will not impose any material environmental liability, or the current environmental condition of our properties will not be affected by tenants and occupants of the properties, by the condition of land or operations in the vicinity of our properties (such as the presence of underground storage tanks), or by unrelated third parties. Environmental liabilities that we may incur could have an adverse effect on our financial condition, results of operations and cash flows.

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
•the impact of disruptions in global, regional or local supply chains, including disruptions occurring as a result of outbreaks of disease; and
•political instability, uncertainty over property rights, civil unrest, drug trafficking, political activism or the continuation or escalation of terrorist activities.

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

Public health crises, such as outbreaks of disease, could materially and adversely affect our financial condition, operating results and cash flows.

A public health crisis, such as the COVID-19 pandemic, could have material and adverse effects on our ability to successfully operate our business and on our financial condition. The government and societal responses to public health crises are highly uncertain and we cannot predict with confidence the impact a public health crisis would have on our operations and financial condition.

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

We have a significant amount of debt. As of December 31, 2023, we had approximately $7.8 billion of total debt outstanding, consisting of approximately $3.5 billion in collateralized term loans and debt that is secured by mortgage liens on 156 of our properties, $2.2 billion of senior unsecured notes and $2.1 billion on our line of credit and other debt. Including the impact of hedge activity, as of December 31, 2023, approximately 84% of our total debt was fixed rate financing and approximately 16% of our total debt was floating rate financing. If we fail to meet our obligations under our secured debt, the lenders would be entitled to foreclose on all or some of the collateral securing such debt which could have a material adverse effect on us and our ability to make expected distributions, and could threaten our continued viability.

We are subject to the risks normally associated with debt financing, including the following risks:

•our cash flows may be insufficient to meet required debt payments, or we may need to dedicate a substantial portion of our cash flows to pay our debt rather than to other areas of our business;
•our existing debt may limit our operating flexibility due to financial and other restrictive covenants, including restrictions on incurring additional debt;
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

Despite our current debt levels, we may incur substantially more debt in the future. If new debt is added to our current debt levels, an even greater portion of our cash flows will be needed to satisfy our debt service obligations. As a result, the related risks that we now face could intensify and increase the risk of a default on our debt.

Covenants in our credit agreements and senior unsecured note indentures could limit our flexibility and adversely affect our financial condition.

The terms of our financing agreements and other debt require us to comply with a number of customary financial and other covenants. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable debt even if we have satisfied our payment obligations. Our financing agreements contain certain cross-default provisions that could be triggered in the event that we default on our other debt. These cross-default provisions may require us to repay or restructure our senior credit facility in addition to any mortgage or other debt that is in default. If our properties were foreclosed upon, or if we are unable to refinance our debt at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected.

Our senior credit facility contains various financial covenants including, but not limited to a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum secured leverage ratio. In addition to our senior credit facility, our senior unsecured notes also contain various covenants including an aggregate debt test, a secured debt test, a debt service test, and a maintenance of total unencumbered assets test. These covenants may restrict our ability to pursue certain business initiatives or certain transactions that might otherwise be advantageous. Furthermore, failure to meet certain of these financial covenants could cause an event of default under and / or accelerate some or all of such debt which could have a material adverse effect on us.

SUN COMMUNITIES, INC.
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

We intend to manage our operations to maintain our investment grade credit ratings from S&P Global and Moody's. These ratings are based on a number of factors, which include assessments of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flows and earnings. Changes in these factors could lead to a downgrade of our ratings, leading to an adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our financial condition, results of operations and liquidity.

TAX RISKS RELATED TO OUR STATUS AS A REIT

We may suffer adverse tax consequences and be unable to attract capital if we fail to qualify as a REIT.

We believe that since our taxable year ended December 31, 1994, we have been organized and operated, and intend to continue to operate, so as to qualify for taxation as a REIT under the Code. Although we believe that we have been and will continue to be organized and have operated and will continue to operate so as to qualify for taxation as a REIT, we cannot be assured that we have been or will continue to qualify as a REIT. Qualification as a REIT involves the satisfaction of numerous requirements on an annual and quarterly basis established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation, which requires us to continually monitor our tax status.

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

Federal, state and foreign income tax laws governing REITs, or the administrative interpretations of those laws may be amended at any time. Changes to tax laws, regulations or administrative interpretations, which may be applied retroactively, could adversely affect us. We cannot predict whether, when, in what forms, or with what effective dates, the tax laws, regulations and administrative interpretations applicable to us may be changed. Such changes could significantly affect either our ability to qualify for taxation as a REIT or the income tax consequences to us.

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

Under the rules applicable to U.S. federal income tax audits of partnerships, subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction or credit of a partnership (and a partner's allocable share thereof) is determined, and taxes, interest, and penalties attributable thereto are assessed and collected, at the partnership level. Unless the partnership makes an election or takes certain steps to require the partners to pay their tax on their allocable shares of the adjustment, it is possible that partnerships in which we directly or indirectly invest, including the Operating Partnership, would be required to pay additional taxes, interest and penalties as a result of an audit adjustment. We, as a direct or indirect partner of the Operating Partnership and other partnerships, could be required to bear the economic burden of those taxes, interest and penalties even though the Company, as a REIT, may not otherwise have been required to pay additional corporate-level tax. These rules are significant for collecting tax in partnership audits and there can be no assurance that these rules will not have a material adverse effect on us.

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

SUN COMMUNITIES, INC.
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

RISKS RELATED TO OUR STRUCTURE

Certain provisions in our governing documents may make it difficult for a third-party to acquire us.

9.8% Ownership Limit. In order to qualify and maintain our qualification as a REIT, not more than 50% of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals. Thus, ownership of more than 9.8%, in number of shares or value, of the issued and outstanding shares of our capital stock by any single shareholder has been restricted, with certain exceptions, for the purpose of maintaining our qualification as a REIT under the Code. Such restrictions in our charter do not apply to Milton M. Shiffman, Gary A. Shiffman and Robert B. Bayer; trustees, personal representatives and agents to the extent acting for them or their respective estates; or certain of their respective relatives.

The 9.8% ownership limit, as well as our ability to issue additional shares of common stock or shares of other stock (which may have rights and preferences over the common stock), may discourage a change of control of the Company and may also: (a) deter tender offers for the common stock, which offers may be advantageous to shareholders; and (b) limit the opportunity for shareholders to receive a premium for their common stock that might otherwise exist if an investor were attempting to assemble a block of common stock in excess of 9.8% of our outstanding shares or otherwise effect a change of control of the Company.

Preferred Stock. Our charter authorizes the Board of Directors to issue up to 20,000,000 shares of preferred stock, none of which is currently outstanding, and to establish the preferences and rights (including the right to vote and the right to convert into shares of common stock) of any shares issued. The power to issue preferred stock could have the effect of delaying or preventing a change in control of the Company even if a change in control were in the shareholders' interest.

Certain provisions of Maryland law could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our common stock or that our shareholders otherwise believe to be in their best interest.

Certain provisions of the Maryland General Corporation Law ("MGCL") may have the effect of inhibiting a third-party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our capital stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•"Business combination" provisions that, subject to limitations, prohibit certain business combinations between us and an "interested shareholder" (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within the two-year period immediately prior to the date in question) for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter impose fair price and / or supermajority and shareholder voting requirements on these combinations; and
•"Control share" provisions that provide that "control shares" of our company (defined as shares that, when aggregated with other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of issued and outstanding "control shares") have no voting rights except to the extent approved by our shareholder by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

SUN COMMUNITIES, INC.
The provisions of the MGCL relating to business combinations do not apply, however, to business combinations that are approved or exempted by our Board of Directors prior to the time that the interested shareholder becomes an interested shareholder. As permitted by the statute, our Board of Directors has by resolution exempted Milton M. Shiffman, Robert B. Bayer and Gary A. Shiffman, their affiliates and all persons acting in concert or as a group with the foregoing, from the business combination provisions of the MGCL and, consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations between us and these persons. As a result, these persons may be able to enter into business combinations with us that may not be in the best interests of our shareholder without compliance by our company with the supermajority vote requirements and the other provisions of the statute.

Also, pursuant to a provision in our bylaws, we have exempted any acquisition of our stock from the control share provisions of the MGCL. However, our Board of Directors may by amendment to our bylaws opt into the control share provisions of the MGCL at any time in the future.

Additionally, Subtitle 8 of Title 3 of the MGCL permits our Board of Directors, without shareholder approval and regardless of what is currently provided in our charter or bylaws, to elect to be subject to certain provisions relating to corporate governance that may have the effect of delaying, deferring or preventing a transaction or a change of control of our company that might involve a premium to the market price of our common stock or otherwise be in our shareholders' best interests. These provisions include a classified board; two-thirds vote to remove a director; that the number of directors may only be fixed by the Board of Directors; that vacancies on the board as a result of an increase in the size of the board or due to death, resignation or removal can only be filled by the board, and the director appointed to fill the vacancy serves for the remainder of the full term of the class of director in which the vacancy occurred; and a majority requirement for the calling by shareholders of special meetings. Other than a classified board, the filling of vacancies as a result of the removal of a director and a majority requirement for the calling by shareholders of special meetings, we are already subject to these provisions, either by provisions of our charter and bylaws unrelated to Subtitle 8 or by reason of an election to be subject to certain provisions of Subtitle 8. In the future, our Board of Directors may elect, without shareholder approval, to make us subject to the provisions of Subtitle 8, to which we are not currently subject.

Our Board of Directors has power to adopt, alter or repeal any provision of our bylaws or make new bylaws, provided, however, that our shareholders may alter or repeal any provision of our bylaws and adopt new bylaws if any such alteration, repeal or adoption is approved by the affirmative vote of a majority of all votes entitled to be cast on the matter.

GENERAL RISK FACTORS

Our share price could be volatile and could decline, resulting in a substantial or complete loss on our shareholders' investment.
Our common stock has experienced significant price and volume fluctuations. In the future, the market price of our common stock and preferred stock could be similarly volatile, and investors in our common stock and preferred stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The price of our common stock and preferred stock could be subject to wide fluctuations in response to a number of factors, including:

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
•changes in market valuations of similar companies;
•outbreaks of disease, and related restrictions on business operations;
•adverse market reaction to the amount of our debt outstanding at any time, the amount of our debt maturing in the near-term and medium-term and our ability to refinance our debt, or our plans to incur additional debt in the future;

SUN COMMUNITIES, INC.
•additions or departures of key management personnel;
•speculation in the press or investment community;
•equity issuances by us, or share resales by our shareholders or the perception that such issuances or resales may occur;
•actions by institutional shareholders;
•litigation or threatened litigation, which may divert our management's time and attention, require us to pay damages and expenses or restrict the operation of our business;
•failure to qualify and maintain our qualification as a REIT; and
•general market and economic conditions.

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

Based on the applicable conversion ratios then in effect, as of February 20, 2024, in the future we may issue to the limited partners of the Operating Partnership, up to approximately 5.3 million shares of our common stock in exchange for their OP units. The limited partners may sell such shares pursuant to registration rights, if available, or an available exemption from registration. As of February 20, 2024, there were no outstanding options to purchase shares of our common stock under our equity incentive plans, and we had the authority to issue restricted stock awards or options to purchase up to an additional 3.0 million shares of our common stock pursuant to our equity incentive plans. In addition, we have entered into an At the Market Offering Sales Agreement to sell shares of common stock. As of December 31, 2023, we have remaining capacity to sell up to an additional $1.1 billion of common stock under this agreement. No prediction can be made regarding the effect that future sales of shares of our common stock or our other securities will have on the market price of shares.

Our business operations may not generate the cash needed to make distributions on our capital stock or to service our debt, and we may adjust our common stock distribution policy.

Our ability to make distributions on our common stock and preferred stock, and payments on our debt and to fund planned capital expenditures will depend on our ability to generate cash in the future. We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our common stock or preferred stock, to pay our debt or to fund our other liquidity needs.

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

We rely on key management.

We depend on the efforts of our executive officers, including Gary A. Shiffman, Bruce D. Thelen, Fernando Castro-Caratini, Marc Farrugia, Aaron Weiss and Baxter R. Underwood. The loss of services of one or more of these executive officers could have a temporary adverse effect on our operations. We do not currently maintain or contemplate obtaining any "key-man" life insurance on our executive officers.

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

We address potential breaches or disclosure of this confidential information by implementing a variety of security measures intended to protect the confidentiality and security of this information, including (among others) engaging reputable, recognized firms to help us design and maintain our information technology and data security systems, including testing and verification of their proper and secure operations on a periodic basis. We also maintain cyber risk insurance to provide some coverage for certain risks arising out of data and network breaches. Our senior leadership regularly updates the Board of Directors on security matters and meets at least annually to review program progress and plans, incidents if any, and emerging risks.

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

Losses in excess of our insurance coverage or uninsured losses could adversely affect our operating results and cash flows and upon renewal of our insurance policies, our coverage may change and our costs may increase.

We have a significant concentration of MH and RV properties and marinas on coastlines and in other areas where natural disasters or other catastrophic events such as hurricanes, flash floods, sea-level rise, droughts, tornadoes, wildfires or earthquakes could negatively impact our operating results and cash flows. We maintain comprehensive liability, fire, property, business interruption, general liability, and (where appropriate) flood and earthquake insurance, and other lines of insurance we have determined to be appropriate for our business through a combination of self-insurance partially covering the risk and insurance provided by reputable companies with commercially reasonable deductibles and limits. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. However, certain types of losses including, but not limited to, riots or acts of war, may be either uninsurable or not economically insurable. In the event an uninsured loss occurs, we could lose both our investment in and anticipated profits and cash flows from the affected property. We would also continue to be obligated to repay any mortgage debt or other obligations related to the community. If an uninsured liability to a third party were to occur, we would incur the cost of defense and settlement with, or court ordered damages to, that third party. A significant uninsured property or liability loss could have a material adverse effect on our business and our financial condition and results of operations.

SUN COMMUNITIES, INC.
We renew our insurance policies annually. As a result of increased insurance claims across the industry and other market conditions, it has been more difficult to obtain insurance, but in particular property insurance covering named windstorms, business interruption, flood and earthquake insurance. There are fewer insurers willing to provide policies, and policies increasingly include lower coverage limits, higher deductibles and higher premiums. These conditions may cause us to change the types and amounts of insurance we carry and may provide us with reduced coverage and / or higher costs. This may require a change in our insurance purchasing philosophy and strategy which can result in the assumption of greater risks to offset insurance market fluctuations.

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

Our business and results of operations could be adversely affected by changes in national or global economic conditions. These conditions include but are not limited to inflation, deflation, rising interest rates, availability of capital markets, energy availability and costs, the negative impacts caused by outbreaks of disease and public health crises, negative impacts resulting from military conflicts and the effects of governmental initiatives to manage economic conditions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management

Our business operations rely on the consistent availability of our communication platforms, enterprise applications, and related systems. We have implemented protocols to ensure the secure collection, storage, and transmission of data and have invested in the development and enhancement of controls designed to prevent, detect, and respond to unauthorized access, computer viruses, malware, data exfiltration, and other threats.

We have established an Information Security Management Committee to manage information security in accordance with the ISO 27001:2013 standard to ensure the consistent application of security principles, policy statements, and controls. In adhering to this industry standard, we manage and mitigate material risks from threats to our systems and data by partnering with reputable, recognized security firms, and conducting ongoing internal and external information security audits, risk assessments, anti-phishing campaigns, penetration testing exercises, systems monitoring activities, employee training, and cyber incident response exercises. Our policies include standards and procedures for vulnerability management, business continuity planning, encryption of sensitive data, physical security, user access controls, vendor risk management, teleworking, mobile device management and system monitoring.

SUN COMMUNITIES, INC.
Comprehensive contingency and recovery plans are in place to ensure the ongoing provision of services to customers in the event of a cybersecurity incident. These are tested on a regular basis against scenarios of varying degrees by both internal and external resources.

To manage vendor risk, we conduct ongoing risk assessments based on the vendor's published Systems and Operational Controls ("SOC") reports, information provided in vendor security questionnaires, and any publicly available information including ongoing litigation or external disclosures.

As of the time of this filing, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial conditions. Refer to "Risk Factors" in Part I, Item 1A in this Annual Report on Form 10-K under the heading "Cybersecurity breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer," for additional discussion about cybersecurity related risks.

Governance

Senior leadership provides the Board of Directors with ongoing security updates, which include notable changes to program plans, changes to the risk environment, information regarding material incidents that may have occurred, third-party audit reports on recent assessments of our security controls, and details regarding forward-looking plans and strategies to mitigate cyber risk. The Audit Committee of the Board of Directors provides oversight and is responsible for assessing risks to our business, in accordance with its charter. The Audit Committee engages in regular conversations with senior leadership about our security systems in order to monitor and mitigate risks from cybersecurity incidents, in accordance with our security principles and protocols.

The Senior Vice President of Information Technology and the Director of Information Security bear direct responsibility for daily management of cyber risk. Oversight from the executive team, led by the Chief Administrative Officer, ensures strategic alignment. With a wealth of executive leadership spanning over 20 years in both public and private sectors, these individuals collectively possess more than 75 years of invaluable experience in information technology and security.

The Information Security Management Committee (ISMC) and Enterprise Risk Management Committees (ERM) meet regularly to provide oversight of cyber risk management functions. Committee composition includes members from cross-functional departments, including technology, innovation, human resources, accounting and finance, internal audit, operations and executive management. Various members of these committees hold industry certifications representing expertise in information security risk and compliance management, including the Certified Information Technology Professional (CITP), Certified Information Systems Security Professional (CISSP), Certified Information Security Auditor (CISA), and Certified in Risk and Information Systems Control (CRISC) designations.

SUN COMMUNITIES, INC.
ITEM 2. PROPERTIES

As of December 31, 2023, our properties were located in the U.S., the UK and Canada, and consisted of 353 MH communities, 179 RV communities and 135 marinas.

As of December 31, 2023, our properties contained an aggregate of 227,340 developed sites comprised of 118,430 developed MH sites, 32,390 annual RV sites (inclusive of both annual and seasonal usage rights), 28,490 transient RV sites and 48,030 wet slips and dry storage spaces. There are 17,980 additional MH and RV sites suitable for development. Most of our properties include amenities oriented toward family and retirement living. Of our 667 properties, 318 properties have 300 or more developed sites, with the largest having 2,340 developed MH and RV sites. See "Real Estate and Accumulated Depreciation, Schedule III," included in our Consolidated Financial Statements, for detail on properties that are encumbered.

As of December 31, 2023, our MH and RV properties had an occupancy rate of 96.4% excluding transient RV sites. Since January 1, 2019, our MH and RV properties have a five-year average annual turnover of homes (where the home is moved out of the community) of approximately 3.0% and a five-year average annual turnover of residents (where the resident-owned home is sold and remains within the community, typically without interruption of rental income) of approximately 6.9%. The average renewal rate for residents in our Rental Program was 70.4% for the year ended December 31, 2023.

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

The following tables set forth certain information relating to our MH and RV properties as of December 31, 2023. The occupancy percentage includes MH sites and annual RV sites and excludes transient RV sites.

Property Name	MH / RV	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2023	Transient RV Sites as of 12/31/2023	Occupancy as of 12/31/2023	Occupancy as of 12/31/2022
NORTH AMERICA
UNITED STATES
MIDWEST
Michigan
Academy / West Point	MH	Canton	MI	440	—	99.5%	98.0%
Allendale Meadows	MH	Allendale	MI	350	—	99.7%	97.4%
Alpine Meadows	MH	Grand Rapids	MI	400	—	99.3%	98.5%
Andover	MH	Grass Lake	MI	130	—	97.6%	100.0%
Apple Carr Village	MH	Muskegon	MI	710	—	97.3%	97.5%
Arbor Woods	MH	Ypsilanti	MI	460	—	98.9%	98.0%
Brentwood Village	MH	Kentwood	MI	200	—	96.4%	98.5%
Broadview Estates	MH	Davison	MI	470	—	98.7%	97.9%
Brookside Village	MH	Kentwood	MI	200	—	99.5%	99.5%
Byron Center	MH	Byron Center	MI	140	—	97.9%	97.2%
Camelot Villa	MH	Macomb	MI	710	—	98.5%	98.2%
Charlevoix Estates	MH	Charlevoix	MI	180	—	99.5%	98.9%
Cider Mill Crossings	MH	Fenton	MI	620	—	98.6%	97.6%
Cider Mill Village	MH	Middleville	MI	260	—	98.1%	98.4%
Country Acres	MH	Cadillac	MI	180	—	94.5%	95.1%
Country Hills Village	MH	Hudsonville	MI	240	—	100.0%	100.0%

SUN COMMUNITIES, INC.

Property Name	MH / RV	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2023	Transient RV Sites as of 12/31/2023	Occupancy as of 12/31/2023		Occupancy as of 12/31/2022
Country Meadows	MH	Flat Rock	MI	580	—	97.4%		98.4%
Country Meadows Village	MH	Caledonia	MI	400	—	100.0%		100.0%
Creek Wood	MH	Burton	MI	340	—	98.8%		98.5%
Cutler Estates	MH	Grand Rapids	MI	260	—	98.8%		99.2%
Dutton Mill Village	MH	Caledonia	MI	310	—	99.3%		98.0%
East Village Estates	MH	Washington Twp.	MI	710	—	99.3%		98.6%
Egelcraft	MH	Muskegon	MI	460	—	99.6%		98.9%
Fisherman's Cove	MH	Flint Twp.	MI	160	—	98.8%		96.3%
Fox Run	MH	Boyne City	MI	140	—	16.4%	(1)	N/A	(2)
Frenchtown Villa / Elizabeth Woods	MH	Newport	MI	1,140	—	97.5%		98.9%
Grand Village	MH	Grand Rapids	MI	220	—	95.9%		97.7%
Hamlin	MH	Webberville	MI	230	—	100.0%		97.0%
Hickory Hills Village	MH	Battle Creek	MI	280	—	99.6%		98.2%
Highland Greens Estates	MH	Highland	MI	880	—	76.0%		67.5%
Holiday West Village	MH	Holland	MI	340	—	99.7%		100.0%
Holly Village / Hawaiian Gardens	MH	Holly	MI	420	—	97.9%		97.9%
Hunters Crossing	MH	Capac	MI	110	—	100.0%		98.2%
Hunters Glen	MH	Wayland	MI	400	—	99.5%		99.7%
Huntington Run	MH	Kalamazoo	MI	210	—	84.5%	(1)	100.0%
Jellystone Park™ Petoskey(3)	RV	Petoskey	MI	50	240	100.0%		100.0%
Kensington Meadows	MH	Lansing	MI	290	—	98.3%		95.5%
Kimberly Estates	MH	Newport	MI	390	—	97.9%		98.4%
King's Court	MH	Traverse City	MI	800	—	99.5%		99.0%
Knollwood Estates	MH	Allendale	MI	160	—	98.1%		96.9%
Lafayette Place	MH	Warren	MI	250	—	96.5%		95.3%
Lakeview	MH	Ypsilanti	MI	390	—	99.0%		97.4%
Leisure Village	MH	Belmont	MI	260	—	100.0%		99.2%
Lincoln Estates	MH	Holland	MI	190	—	99.5%		99.5%
Meadow Lake Estates	MH	White Lake	MI	420	—	99.5%		97.9%
Meadowbrook Estates	MH	Monroe	MI	450	—	96.5%		95.8%
Meadowlands of Gibraltar	MH	Gibraltar	MI	320	—	99.4%		99.4%
Meadowstone	MH	Hastings	MI	230	—	95.7%		97.0%
Northville Crossing	MH	Northville	MI	760	—	99.7%		99.5%
Oak Island Village	MH	East Lansing	MI	250	—	98.4%		97.2%
Pinebrook Village	MH	Kentwood	MI	190	—	99.5%		96.2%
Pineview Estates	MH	Flint	MI	1,010	—	95.7%		86.9%
Presidential Estates	MH	Hudsonville	MI	360	—	99.2%		99.7%
Richmond Place	MH	Richmond	MI	120	—	99.1%		94.9%
River Haven Village	MH	Grand Haven	MI	720	—	98.6%		99.0%
River Ridge	MH	Saline	MI	290	—	99.7%		99.7%
Rudgate Clinton	MH	Clinton Township	MI	670	—	98.8%		99.1%
Rudgate Manor	MH	Sterling Heights	MI	930	—	98.4%		98.0%
Scio Farms	MH	Ann Arbor	MI	910	—	99.6%		99.3%
Sheffield Estates	MH	Auburn Hills	MI	230	—	96.9%		98.2%
Shelby Forest	MH	Shelby Twp.	MI	660	—	98.6%		98.5%
Shelby West	MH	Shelby Twp.	MI	640	—	99.8%		98.8%
Silver Springs	MH	Clinton Township	MI	550	—	98.5%		98.9%
Southwood Village	MH	Grand Rapids	MI	390	—	98.2%		99.0%
St. Clair Place	MH	St. Clair	MI	100	—	98.0%		98.0%
Stonebridge	MH	Richfield Twp.	MI	—	—	N/A	(1)	N/A	(1)
Sun Outdoors Kensington Valley(3)	RV	New Hudson	MI	320	170	100.0%		100.0%

SUN COMMUNITIES, INC.

Property Name	MH / RV	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2023	Transient RV Sites as of 12/31/2023	Occupancy as of 12/31/2023		Occupancy as of 12/31/2022
Sun Outdoors Petoskey Bay Harbor(3)	RV	Petoskey	MI	10	150	100.0%		100.0%
Sun Retreats Gun Lake(3)	RV	Hopkins	MI	310	20	100.0%		100.0%
Sun Retreats Silver Lake(3)	RV	Mears	MI	230	30	100.0%		100.0%
Sunset Ridge	MH	Portland	MI	500	—	88.2%	(1)	98.7%
Sycamore Village	MH	Mason	MI	400	—	99.2%		98.5%
Sylvan Crossing	MH	Chelsea	MI	280	—	54.4%	(1)	49.1%	(1)
Sylvan Glen Estates	MH	Brighton	MI	480	—	98.9%		98.5%
Tamarac Village	MH	Ludington	MI	300	—	99.3%		98.3%
Tamarac Village RV Resort	RV	Ludington	MI	110	—	100.0%		100.0%
Tanglewood Village	MH	Brownstown	MI	250	—	100.0%		100.0%
Timberline Estates	MH	Coopersville	MI	300	—	99.0%		97.3%
Town & Country	MH	Traverse City	MI	190	—	99.5%		99.0%
Troy Villa	MH	Troy	MI	280	—	90.8%		85.1%
Warren Dunes Village	MH	Bridgman	MI	310	—	100.0%		99.7%
Waverly Shores Village	MH	Holland	MI	410	—	99.8%		100.0%
West Village Estates	MH	Romulus	MI	630	—	98.9%		99.5%
White Lake	MH	White Lake	MI	320	—	98.7%		95.9%
Windham Hills	MH	Jackson	MI	470	—	98.1%		96.8%
Windsor Woods Village	MH	Wayland	MI	310	—	99.4%		98.7%
Woodhaven Place	MH	Woodhaven	MI	220	—	99.5%		94.5%
Michigan Total				32,890	610	97.1%		96.7%

Indiana
Brookside Manor	MH	Goshen	IN	570	—	99.1%		97.5%
Carrington Pointe	MH	Fort Wayne	IN	470	—	99.4%		97.9%
Clear Water	MH	South Bend	IN	230	—	98.7%		98.7%
Cobus Green	MH	Osceola	IN	380	—	99.7%		99.7%
Four Seasons	MH	Elkhart	IN	220	—	97.2%		95.9%
Jellystone Park™ at Barton Lake(3)	RV	Fremont	IN	60	500	100.0%		100.0%
Liberty Farm	MH	Valparaiso	IN	220	—	92.3%		95.5%
Pebble Creek	MH	Greenwood	IN	300	—	99.3%		99.0%
Pine Hills	MH	Middlebury	IN	130	—	97.7%		99.2%
Roxbury Park	MH	Goshen	IN	400	—	95.7%		93.2%
Sun Outdoors Lake Rudolph(3)	RV	Santa Claus	IN	—	530	N/A		N/A
The Willows	MH	Goshen	IN	170	—	93.7%	(1)	82.8%	(1)
Indiana Total				3,150	1,030	97.8%		96.6%

SOUTH
Texas
Austin Lone Star(3)	RV	Austin	TX	80	70	100.0%		100.0%
Bluebonnet Lake	MH	Austin	TX	—	—	N/A	(1)	N/A	(1)
Boulder Ridge	MH	Pflugerville	TX	1,220	—	99.3%		98.6%
Branch Creek Estates	MH	Austin	TX	400	—	99.8%		99.5%
Chisholm Point	MH	Pflugerville	TX	430	—	99.5%		99.3%
Comal Farms	MH	New Braunfels	TX	370	—	98.9%		98.9%
Coyote Ranch Resort(3)	RV	Wichita Falls	TX	—	160	N/A		N/A
Creeks Crossing	MH	Kyle	TX	200	—	94.9%	(1)	56.6%	(1)
Jellystone Park™ at Guadalupe River(3)	RV	Kerrville	TX	—	260	N/A		N/A
Jellystone Park™ at Hill Country(3)	RV	Canyon Lake	TX	—	170	N/A		N/A
Jetstream NASA(3)	RV	Houston	TX	110	90	100.0%		100.0%
Lantana Ranch South	MH	Brookshire	TX	—	—	N/A	(1)	N/A	(1)

SUN COMMUNITIES, INC.

Property Name	MH / RV	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2023	Transient RV Sites as of 12/31/2023	Occupancy as of 12/31/2023		Occupancy as of 12/31/2022
Lone Star Jellystone Park(3)	RV	Waller	TX	—	350	N/A		N/A
Oak Crest	MH	Austin	TX	650	—	97.9%		98.2%
Pearwood(3)	RV	Pearland	TX	130	10	100.0%		100.0%
Pecan Branch	MH	Georgetown	TX	230	—	98.7%		99.1%
Pine Acre Trails	MH	Conroe	TX	250	—	44.2%	(1)	6.0%	(1)
Pine Trace	MH	Houston	TX	680	—	98.2%		97.6%
River Ranch	MH	Austin	TX	850	—	99.4%		98.9%
River Ridge Estates	MH	Austin	TX	510	—	99.0%		98.4%
Saddlebrook	MH	San Marcos	TX	560	—	99.3%		99.1%
Sandy Lake	MH	Carrollton	TX	50	—	100.0%		100.0%
Sandy Lake RV Resort(3)	RV	Carrollton	TX	210	10	100.0%		100.0%
Stonebridge	MH	San Antonio	TX	330	—	99.1%		100.0%
Summit Ridge	MH	Converse	TX	440	—	97.8%		99.3%
Sun Outdoors Lake Travis(3)	RV	Austin	TX	110	140	100.0%		100.0%
Sun Retreats San Antonio West(3)	RV	San Antonio	TX	110	160	100.0%		100.0%
Sun Retreats Texas Hill Country(3)	RV	New Braunfels	TX	130	240	100.0%		100.0%
Sunset Ridge	MH	Kyle	TX	450	—	72.5%	(1)	76.8%	(1)
Traveler's World	MH	San Antonio	TX	10	—	100.0%		100.0%
Traveler's World RV Resort(3)	RV	San Antonio	TX	30	130	100.0%		100.0%
Treetops(3)	RV	Arlington	TX	130	40	100.0%		100.0%
Woodlake Trails	MH	San Antonio	TX	320	—	99.1%		94.3%	(1)
Texas Total				8,990	1,830	96.1%		94.3%

SOUTHEAST
Florida
Arbor Terrace(3)	RV	Bradenton	FL	330	40	100.0%		100.0%
Ariana Village	MH	Lakeland	FL	210	—	99.5%		99.0%
Bahia Vista Estates	MH	Sarasota	FL	250	—	99.2%		100.0%
Baker Acres(3)	RV	Zephyrhills	FL	310	50	100.0%		100.0%
Big Tree(3)	RV	Arcadia	FL	400	10	100.0%		100.0%
Blue Heron Pines	MH	Punta Gorda	FL	410	—	99.3%		99.8%
Blue Jay	MH	Dade City	FL	210	—	98.1%		99.5%
Blue Jay RV Resort	RV	Dade City	FL	50	—	100.0%		100.0%
Blueberry Hill(3)	RV	Bushnell	FL	380	20	100.0%		100.0%
Brentwood Estates	MH	Hudson	FL	190	—	99.5%		99.5%
Buttonwood Bay	MH	Sebring	FL	410	—	99.3%		99.5%
Buttonwood Bay RV Resort(3)	RV	Sebring	FL	410	120	100.0%		100.0%
Candlelight Manor	MH	South Daytona	FL	130	—	98.4%		99.2%
Carriage Cove	MH	Sanford	FL	470	—	99.6%		99.4%
Central Park	MH	Haines City	FL	130	—	83.6%	(1)	89.5%
Central Park RV Resort(3)	RV	Haines City	FL	260	90	100.0%		100.0%
Citrus Hill(3)	RV	Dade City	FL	180	10	100.0%		100.0%
Club Wildwood	MH	Hudson	FL	480	—	99.6%		99.8%
Colony in the Wood	MH	Port Orange	FL	380	—	94.5%		97.1%
Cypress Greens	MH	Lake Alfred	FL	260	—	99.2%		98.5%
Deerwood	MH	Orlando	FL	570	—	99.8%		99.3%
Ellenton Gardens(3)	RV	Ellenton	FL	160	20	100.0%		100.0%
Fairfield Village	MH	Ocala	FL	290	—	100.0%		100.0%
Flamingo Lake(3)	RV	Jacksonville	FL	180	240	100.0%		100.0%
Forest View	MH	Homosassa	FL	300	—	98.7%		98.7%
Glen Haven	MH	Zephyrhills	FL	50	—	100.0%		100.0%

SUN COMMUNITIES, INC.

Property Name	MH / RV	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2023	Transient RV Sites as of 12/31/2023	Occupancy as of 12/31/2023		Occupancy as of 12/31/2022
Glen Haven RV Resort(3)	RV	Zephyrhills	FL	200	20	100.0%		100.0%
Goldcoaster	MH	Homestead	FL	540	—	98.9%		99.4%
Goldcoaster RV Resort	RV	Homestead	FL	10	—	100.0%		100.0%
Grand Bay	MH	Dunedin	FL	130	—	100.0%		100.0%
Grove Ridge(3)	RV	Dade City	FL	200	40	100.0%		100.0%
Gulfstream Harbor	MH	Orlando	FL	970	—	99.8%		99.8%
Hacienda Del Rio	MH	Edgewater	FL	800	—	90.9%	(1)	91.0%	(1)
Hidden River(3)	RV	Riverview	FL	250	50	100.0%		100.0%
Holly Forest	MH	Holly Hill	FL	400	—	99.8%		100.0%
Horseshoe Cove RV Resort(3)	RV	Bradenton	FL	410	60	100.0%		100.0%
Indian Creek	MH	Ft. Myers Beach	FL	—	—	—%	(4)	—%	(4)
Indian Creek RV Resort	RV	Ft. Myers Beach	FL	—	—	—%	(4)	—%	(4)
Island Lakes	MH	Merritt Island	FL	300	—	100.0%		100.0%
King's Lake	MH	DeBary	FL	240	—	100.0%		100.0%
Kings Manor	MH	Lakeland	FL	240	—	98.7%		96.2%
Kings Pointe	MH	Lake Alfred	FL	230	—	100.0%		100.0%
Kissimmee Gardens	MH	Kissimmee	FL	240	—	99.6%		99.2%
Kissimmee South	MH	Davenport	FL	140	—	96.5%		96.5%
Kissimmee South RV Resort(3)	RV	Davenport	FL	160	40	100.0%		100.0%
La Costa Village	MH	Port Orange	FL	660	—	100.0%		100.0%
Lake Juliana Landings	MH	Auburndale	FL	270	—	99.3%		98.5%
Lake Pointe Village	MH	Mulberry	FL	360	—	99.4%		99.2%
Lake San Marino RV Park(3)	RV	Naples	FL	330	80	100.0%		100.0%
Lakeland(3)	RV	Lakeland	FL	220	10	100.0%		100.0%
Lakeshore Landings	MH	Orlando	FL	310	—	99.7%		98.7%
Lakeshore Villas	MH	Tampa	FL	280	—	99.6%		98.9%
Lamplighter	MH	Port Orange	FL	260	—	99.2%		99.6%
Majestic Oaks(3)	RV	Zephyrhills	FL	230	30	100.0%		100.0%
Marco Naples(3)	RV	Naples	FL	210	90	100.0%		100.0%
Meadowbrook Village	MH	Tampa	FL	260	—	100.0%		100.0%
Mill Creek	MH	Kissimmee	FL	30	—	100.0%		91.2%
Mill Creek RV Resort(3)	RV	Kissimmee	FL	140	10	100.0%		100.0%
North Lake(3)	RV	Moore Haven	FL	230	40	100.0%		100.0%
Oakview Estates	MH	Arcadia	FL	120	—	92.4%		95.8%
Ocean Breeze Resort - Jensen Beach	MH	Jensen Beach	FL	330	—	87.5%	(1)	79.7%	(1)
Ocean Breeze Resort - Jensen Beach RV Resort(3)	RV	Jensen Beach	FL	70	90	100.0%		100.0%
Ocean Breeze - Marathon	MH	Marathon	FL	50	—	100.0%		100.0%	(5)
Ocean Breeze - Marathon RV Resort	RV	Marathon	FL	—	—	N/A	(5)	—%	(5)
Ocean View	MH	Jensen Beach	FL	70	—	11.3%	(1)	N/A	(1)
Orange City	MH	Orange City	FL	—	—	100.0%		100.0%
Orange City RV Resort(3)	RV	Orange City	FL	510	10	100.0%		100.0%
Orange Tree Village	MH	Orange City	FL	250	—	100.0%		100.0%
Paddock Park South	MH	Ocala	FL	190	—	84.6%		80.9%
Palm Key Village	MH	Davenport	FL	200	—	100.0%		100.0%
Palm Village	MH	Bradenton	FL	150	—	100.0%		100.0%
Park Place	MH	Sebastian	FL	480	—	97.9%		97.7%
Park Royale	MH	Pinellas Park	FL	310	—	99.0%		100.0%
Pecan Park(3)	RV	Jacksonville	FL	160	180	100.0%		100.0%
Pelican Bay	MH	Micco	FL	220	—	97.7%		99.1%
Pleasant Lake RV Resort(3)	RV	Bradenton	FL	330	10	100.0%		100.0%

SUN COMMUNITIES, INC.

Property Name	MH / RV	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2023	Transient RV Sites as of 12/31/2023	Occupancy as of 12/31/2023		Occupancy as of 12/31/2022
Rainbow	MH	Frostproof	FL	40	—	100.0%		100.0%
Rainbow RV Resort	RV	Frostproof	FL	460	—	100.0%		100.0%
Rainbow Village Largo(3)	RV	Largo	FL	280	30	100.0%		100.0%
Rainbow Village Zephyrhills(3)	RV	Zephyrhills	FL	340	40	100.0%		100.0%
Red Oaks	MH	Bushnell	FL	100	—	92.2%		93.2%
Red Oaks RV Resort(3)	RV	Bushnell	FL	600	310	100.0%		100.0%
Regency Heights	MH	Clearwater	FL	390	—	100.0%		99.2%
Riverside Club	MH	Ruskin	FL	730	—	96.7%		94.2%	(1)
Royal Country	MH	Miami	FL	860	—	99.9%		99.9%
Royal Palm Village	MH	Haines City	FL	390	—	88.9%		87.3%
Saddle Oak Club	MH	Ocala	FL	380	—	99.7%		99.5%
Saralake Estates	MH	Sarasota	FL	200	—	100.0%		99.5%
Savanna Club	MH	Port St. Lucie	FL	1,080	—	98.1%		98.9%
Serendipity	MH	North Fort Myers	FL	340	—	90.5%		92.9%
Settler's Rest(3)	RV	Zephyrhills	FL	330	50	100.0%		100.0%
Shadow Wood Village	MH	Hudson	FL	260	—	96.9%		85.4%	(1)
Shady Road Villas	MH	Ocala	FL	130	—	95.3%		93.8%
Shell Creek	MH	Punta Gorda	FL	50	—	92.6%		98.1%
Shell Creek RV Resort(3)	RV	Punta Gorda	FL	150	30	100.0%		100.0%
Siesta Bay	RV	Ft. Myers	FL	—	—	—%	(4)	—%	(4)
Southern Charm	MH	Zephyrhills	FL	—	—	100.0%		100.0%
Southern Charm RV Resort(3)	RV	Zephyrhills	FL	430	70	100.0%		100.0%
Southern Leisure RV Resort(3)	RV	Chiefland	FL	410	90	100.0%		100.0%
Southport Springs Golf & Country Club	MH	Zephyrhills	FL	550	—	99.5%		99.5%
Spanish Main	MH	Thonotosassa	FL	60	—	98.2%		96.4%
Spanish Main RV Resort(3)	RV	Thonotosassa	FL	250	30	100.0%		100.0%
Stonebrook	MH	Homosassa	FL	210	—	94.0%	(1)	93.5%	(1)
Sun Outdoors Islamorada	MH	Islamorada	FL	60	—	42.9%	(5)	5.0%	(5)
Sun Outdoors Islamorada RV Resort(3)	RV	Islamorada	FL	—	80	100.0%		—%	(5)
Sun Outdoors Key Largo(3)	RV	Key Largo	FL	10	30	100.0%		100.0%
Sun Outdoors Marathon(3)	RV	Marathon	FL	10	80	100.0%		100.0%
Sun Outdoors Panama City Beach	MH	Panama City Beach	FL	40	—	100.0%		97.6%
Sun Outdoors Panama City Beach RV Resort(3)	RV	Panama City Beach	FL	—	160	N/A		N/A
Sun Outdoors Sarasota(3)	RV	Sarasota	FL	1,150	370	100.0%		100.0%
Sun Outdoors St. Augustine(3)	RV	St. Augustine	FL	—	170	N/A		N/A
Sun Outdoors Sugarloaf Key(3)	RV	Summerland Key	FL	—	100	N/A		N/A
Sun Retreats Crystal River(3)	RV	Crystal River	FL	310	90	100.0%		100.0%
Sun Retreats Daytona Beach(3)	RV	Port Orange	FL	180	50	100.0%		100.0%
Sun Retreats Dunedin(3)	RV	Dunedin	FL	200	40	100.0%		100.0%
Sun Retreats Estero Bay(3)	RV	Fort Myers	FL	280	20	100.0%		100.0%
Sun Retreats Fort Myers Beach	RV	Ft. Myers	FL	—	—	N/A	(4)	—%	(4)
Sun Retreats Homosassa River(3)	RV	Homosassa Springs	FL	150	80	100.0%		100.0%
Sun Retreats Lake Josephine(3)	RV	Sebring	FL	170	10	100.0%		100.0%
Sun Retreats Naples(3)	RV	Naples	FL	150	20	100.0%		100.0%
Sun Retreats Naples East(3)	RV	Naples	FL	270	30	100.0%		100.0%
Sun Retreats Ocala Orange Lake(3)	RV	Citra	FL	340	70	100.0%		100.0%
Sun Retreats Orlando ChampionsGate	MH	Davenport	FL	40	—	67.4%	(1)	68.2%	(1)
Sun Retreats Orlando ChampionsGate RV Resort(3)	RV	Davenport	FL	100	170	100.0%		100.0%
Suncoast Gateway	MH	Port Richey	FL	170	—	98.8%		98.8%
Sundance	MH	Zephyrhills	FL	330	—	100.0%		100.0%

SUN COMMUNITIES, INC.

Property Name	MH / RV	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2023	Transient RV Sites as of 12/31/2023	Occupancy as of 12/31/2023		Occupancy as of 12/31/2022
Sunlake Estates	MH	Grand Island	FL	410	—	97.3%		96.8%
Sunset Harbor at Cow Key Marina	MH	Key West	FL	80	—	98.7%		98.7%
Sweetwater(3)	RV	Zephyrhills	FL	230	60	100.0%		100.0%
Tallowwood Isle	MH	Coconut Creek	FL	270	—	97.1%		97.1%
Tampa East	MH	Dover	FL	30	—	100.0%		100.0%
Tampa East RV Resort(3)	RV	Dover	FL	620	50	100.0%		100.0%
The Hamptons Golf & Country Club	MH	Auburndale	FL	830	—	99.9%		99.9%
The Hideaway	MH	Key West	FL	10	—	100.0%		100.0%
The Hills	MH	Apopka	FL	100	—	99.0%		99.0%
The Landings at Lake Henry	MH	Haines City	FL	390	—	99.5%		99.2%
The Ridge	MH	Davenport	FL	480	—	99.4%		99.8%
The Valley	MH	Apopka	FL	150	—	100.0%		100.0%
ThemeWorld(3)	RV	Davenport	FL	140	10	100.0%		100.0%
Three Lakes(3)	RV	Hudson	FL	280	30	100.0%		100.0%
Tranquility MHC	MH	Bushnell	FL	20	—	48.0%		30.8%
Vista del Lago	MH	Bradenton	FL	140	—	99.3%		100.0%
Vista del Lago RV Resort	RV	Bradenton	FL	40	—	100.0%		100.0%
Vizcaya Lakes	MH	Port Charlotte	FL	120	—	88.9%		95.4%
Walden Woods I	MH	Homosassa	FL	210	—	100.0%		100.0%
Walden Woods II	MH	Homosassa	FL	210	—	100.0%		100.0%
Water Oak Country Club Estates	MH	Lady Lake	FL	1,610	—	80.0%	(1)	79.3%	(1)
Waters Edge(3)	RV	Zephyrhills	FL	190	30	100.0%		100.0%
Westside Ridge	MH	Auburndale	FL	220	—	100.0%		99.1%
Windmill Village	MH	Davenport	FL	510	—	99.8%		99.8%
Woodlands at Church Lake	MH	Groveland	FL	290	—	92.7%		86.9%
Florida Total				40,650	3,760	97.7%		97.4%

Virginia
Jellystone Park™ Chincoteague Island(6)	RV	Chincoteague	VA	50	300	100.0%		N/A
Jellystone Park™ at Luray(3)	RV	East Luray	VA	—	250	N/A		N/A
Jellystone Park™ at Natural Bridge(6)	RV	Natural Bridge Station	VA	70	230	100.0%		100.0%
Pine Ridge	MH	Prince George	VA	380	—	99.7%		99.5%
Sun Outdoors Cape Charles(6)	RV	Cape Charles	VA	60	600	100.0%		N/A
Sun Outdoors Chesapeake Bay(3)	RV	Temperanceville	VA	—	250	N/A		N/A
Sun Outdoors Chincoteague Bay	RV	Chincoteague	VA	—	—	N/A	(1)	N/A	(1)
Sun Retreats Gwynn's Island(3)	RV	Gwynn	VA	120	10	100.0%		100.0%
Sun Retreats New Point	RV	New Point	VA	320	—	100.0%		100.0%
Sun Retreats Shenandoah Valley(3)	RV	Stuarts Draft	VA	450	60	100.0%		100.0%
Sunset Beach RV Resort(6)	RV	Cape Charles	VA	50	250	100.0%		N/A
Virginia Total				1,500	1,950	99.9%		99.8%

SOUTHWEST
California
49'er Village(3)	RV	Plymouth	CA	110	220	100.0%		100.0%
Alta Laguna	MH	Rancho Cucamonga	CA	300	—	100.0%		100.0%
Bel Air Estates	MH	Menifee	CA	200	—	89.9%		88.9%
Caliente Sands	MH	Cathedral City	CA	120	—	99.2%		98.3%
Cisco Grove Campground & RV	RV	Emigrant Gap	CA	20	—	100.0%		100.0%
El Capitan Canyon(3)	RV	Goleta	CA	—	170	N/A		N/A
El Capitan Horse Ranch	RV	Goleta	CA	—	—	N/A		N/A	(2)

SUN COMMUNITIES, INC.

Property Name	MH / RV	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2023	Transient RV Sites as of 12/31/2023	Occupancy as of 12/31/2023		Occupancy as of 12/31/2022
Forest Springs	MH	Grass Valley	CA	370	—	93.3%	(1)	92.0%	(1)
Friendly Village of La Habra	MH	La Habra	CA	330	—	100.0%		99.1%
Friendly Village of Modesto	MH	Modesto	CA	290	—	99.3%		98.6%
Friendly Village of Simi	MH	Simi Valley	CA	220	—	100.0%		99.5%
Friendly Village of West Covina	MH	West Covina	CA	160	—	99.4%		98.7%
Heritage	MH	Temecula	CA	190	—	100.0%		100.0%
Indian Wells(3)	RV	Indio	CA	170	170	100.0%		100.0%
Jellystone Park™ at Tower Park(3)	RV	Lodi	CA	—	360	N/A		N/A
Lakefront	MH	Lakeside	CA	290	—	100.0%		99.7%
Lakeview Estates	MH	Yucaipa	CA	300	—	99.7%		99.7%
Lazy J Ranch	MH	Arcata	CA	220	—	99.1%		98.6%
Lemon Wood	MH	Ventura	CA	230	—	100.0%		100.0%
Menifee Development	MH	Menifee	CA	—	—	N/A	(1)	N/A	(1)
Moreno 66 Development	MH	Moreno Valley	CA	—	—	N/A	(1)	N/A	(1)
Napa Valley	MH	Napa	CA	260	—	99.6%		100.0%
Oak Creek	MH	Coarsegold	CA	200	—	100.0%		99.0%
Ocean West	MH	McKinleyville	CA	130	—	99.2%		99.2%
Palos Verdes Shores MH & Golf Community	MH	San Pedro	CA	240	—	100.0%		100.0%
Pembroke Downs	MH	Chino	CA	160	—	100.0%		100.0%
Pismo Dunes Resort(3)	RV	Pismo Beach	CA	330	—	100.0%		100.0%
Rancho Alipaz	MH	San Juan Capistrano	CA	130	—	100.0%		100.0%
Rancho Caballero	MH	Riverside	CA	300	—	99.3%		99.7%
Royal Palms	MH	Cathedral City	CA	440	—	99.1%		98.4%
Royal Palms RV Resort	RV	Cathedral City	CA	40	—	100.0%		100.0%
Sun Outdoors Central Coast Wine Country(3)	RV	Paso Robles	CA	—	200	N/A		N/A
Sun Outdoors Paso Robles(3)	RV	Paso Robles	CA	—	330	N/A		N/A
Sun Outdoors San Diego Bay	MH	San Diego	CA	—	—	N/A	(1)	N/A	(1)
Sun Outdoors San Diego Bay RV Resort(3)	RV	San Diego	CA	—	250	N/A		N/A
Sun Outdoors Santa Barbara(3)	RV	Goleta	CA	—	100	N/A		N/A
Sunrise Estates	MH	Banning	CA	180	—	91.7%	(1)	90.6%	(1)
The Colony	MH	Oxnard	CA	150	—	100.0%		100.0%
Vallecito	MH	Newbury Park	CA	300	—	100.0%		100.0%
Victor Villa	MH	Victorville	CA	290	—	98.6%		99.3%
Vines(3)	RV	Paso Robles	CA	50	80	100.0%		N/A
Vista del Lago	MH	Scotts Valley	CA	200	—	99.5%		100.0%
California Total				6,920	1,880	98.8%		98.6%

Arizona
Blue Star	MH	Apache Junction	AZ	—	—	100.0%		100.0%
Blue Star	RV	Apache Junction	AZ	150	—	100.0%		100.0%
Brentwood West	MH	Mesa	AZ	350	—	100.0%		99.7%
Buena Vista	MH	Buckeye	AZ	400	—	98.3%		92.0%
Desert Harbor	MH	Apache Junction	AZ	210	—	99.5%		100.0%
La Casa Blanca	MH	Apache Junction	AZ	200	—	99.5%		99.0%
Leaf Verde(3)	RV	Buckeye	AZ	220	160	100.0%		100.0%
Lost Dutchman	MH	Apache Junction	AZ	220	—	92.0%	(1)	87.2%	(1)
Lost Dutchman RV Resort	RV	Apache Junction	AZ	—	—	N/A		N/A
Mountain View	MH	Mesa	AZ	170	—	97.1%		97.6%
Palm Creek Resort & Residences	MH	Casa Grande	AZ	510	—	82.0%	(1)	78.7%	(1)
Palm Creek Resort & Residences RV Resort(3)	RV	Casa Grande	AZ	1,130	700	100.0%		100.0%

SUN COMMUNITIES, INC.

Property Name	MH / RV	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2023	Transient RV Sites as of 12/31/2023	Occupancy as of 12/31/2023		Occupancy as of 12/31/2022
Rancho Mirage	MH	Apache Junction	AZ	310	—	99.7%		99.7%
Reserve at Fox Creek	MH	Bullhead City	AZ	310	—	99.4%		99.7%
Spanish Trails West	MH	Casa Grande	AZ	130	—	13.2%	(1)	0.5%	(1)
Spanish Trails West RV Resort(3)	RV	Casa Grande	AZ	10	60	100.0%		N/A	(1)
Sun Valley	MH	Apache Junction	AZ	270	—	98.1%		98.1%
Arizona Total				4,590	920	94.7%		91.3%

Colorado
Cave Creek	MH	Evans	CO	450	—	99.8%		100.0%
Eagle Crest	MH	Firestone	CO	440	—	99.5%		99.8%
Jellystone Park™ at Larkspur(3)	RV	Larkspur	CO	—	540	N/A		N/A
North Point Estates	MH	Pueblo	CO	110	—	99.1%		95.4%
Skyline	MH	Fort Collins	CO	170	—	100.0%		100.0%
Smith Creek Crossing	MH	Granby	CO	310	—	43.2%	(1)	34.8%	(1)
Sun Outdoors Rocky Mountains	MH	Granby	CO	40	—	100.0%		100.0%
Sun Outdoors Rocky Mountains RV Resort(3)	RV	Granby	CO	—	450	100.0%		N/A
Swan Meadow Village	MH	Dillon	CO	170	—	100.0%		100.0%
The Foothills	MH	Fort Collins	CO	—	—	N/A		N/A
The Grove at Alta Ridge	MH	Thornton	CO	410	—	99.8%		100.0%
Timber Ridge	MH	Ft. Collins	CO	580	—	99.1%		99.3%
Willow Crossing	MH	Fort Lupton	CO	220	—	11.9%	(1)	—%	(1)
Colorado Total				2,900	990	87.0%		88.2%

NORTHEAST
Connecticut
Beechwood	MH	Killingworth	CT	300	—	98.7%		98.3%
Cedar Springs	MH	Southington	CT	190	—	98.4%		97.4%
Forest Hill	MH	Southington	CT	190	—	99.5%		97.9%
Grove Beach	MH	Westbrook	CT	140	—	100.0%		100.0%
Hillcrest	MH	Uncasville	CT	210	—	99.0%		99.5%
Lakeside	MH	Terryville	CT	80	—	96.1%		96.1%
Lakeview CT	MH	Danbury	CT	180	—	97.2%		95.0%
Laurel Heights	MH	Uncasville	CT	50	—	91.8%		89.8%
Marina Cove	MH	Uncasville	CT	20	—	92.0%		92.0%
Millwood	MH	Uncasville	CT	40	—	31.1%	(1)	13.3%	(1)
New England Village	MH	Westbrook	CT	60	—	100.0%		100.0%
Oak Grove	MH	Plainville	CT	40	—	93.3%		93.3%
Rolling Hills	MH	Storrs	CT	200	—	82.0%		78.0%
Sun Outdoors Mystic(3)	RV	Old Mystic	CT	70	80	100.0%		100.0%
Three Gardens	MH	Southington	CT	130	—	98.5%		96.3%
Yankee Village	MH	Old Saybrook	CT	20	—	100.0%		100.0%
Connecticut Total				1,920	80	95.0%		93.4%

Maine
Augusta Village	MH	Augusta	ME	60	—	94.9%		94.9%
Birch Hill Estates	MH	Bangor	ME	380	—	99.5%		96.6%
Hancock Heights Estates	MH	Hancock	ME	110	—	97.3%		97.3%
Holiday Park Estates	MH	Bangor	ME	220	—	97.7%		92.7%
Jellystone Park™ Androscoggin Lake(3)	RV	North Monmouth	ME	50	160	100.0%		100.0%
Maplewood Manor	MH	Brunswick	ME	300	—	98.3%		99.3%
Merrymeeting	MH	Brunswick	ME	40	—	100.0%		97.7%

SUN COMMUNITIES, INC.

Property Name	MH / RV	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2023	Transient RV Sites as of 12/31/2023	Occupancy as of 12/31/2023		Occupancy as of 12/31/2022
Norway Commons	MH	Norway	ME	260	—	74.0%	(1)	83.1%	(1)
Riverside Drive Park	MH	Augusta	ME	160	—	92.6%		81.0%
Sun Outdoors Old Orchard Beach Downtown(3)	RV	Old Orchard Beach	ME	90	230	100.0%		100.0%
Sun Outdoors Saco Old Orchard Beach(3)	RV	Saco	ME	20	170	100.0%		N/A
Sun Outdoors Wells Beach(3)	RV	Wells	ME	—	230	N/A		N/A
Sun Retreats at Wild Acres(3)	RV	Old Orchard Beach	ME	380	250	100.0%		100.0%
Sun Retreats Old Orchard Beach(3)	RV	Old Orchard Beach	ME	260	30	100.0%		100.0%
Town & Country Village	MH	Lisbon	ME	140	—	98.6%		97.9%
Maine Total				2,470	1,070	96.0%		95.4%

New Jersey
Cape May Crossing	MH	Cape May	NJ	30	—	100.0%		100.0%
Deep Run	MH	Cream Ridge	NJ	240	—	100.0%		100.0%
Hospitality Creek Campground(3)	RV	Williamstown	NJ	70	170	100.0%		100.0%
Shady Pines	MH	Galloway Township	NJ	40	—	100.0%		100.0%
Shady Pines RV Resort(3)	RV	Galloway Township	NJ	70	20	100.0%		100.0%
Sun Outdoors Cape May(6)	RV	Cape May	NJ	100	250	100.0%		N/A
Sun Retreats Avalon(3)	RV	Cape May Court House	NJ	460	70	100.0%		100.0%
Sun Retreats Cape May Wildwood(3)	RV	Cape May	NJ	480	150	100.0%		100.0%
Sun Retreats Long Beach Island(3)	RV	Barnegat	NJ	180	30	100.0%		100.0%
Sun Retreats Pleasant Acres Farm(3)	RV	Sussex	NJ	160	130	100.0%		100.0%
Sun Retreats Sea Isle(3)	RV	Clermont	NJ	690	20	100.0%		100.0%
Sun Retreats Seashore(3)	RV	Cape May	NJ	450	230	100.0%		100.0%
New Jersey Total				2,970	1,070	100.0%		100.0%

New York
Cherrywood	MH	Clinton	NY	180	—	98.9%		93.8%	(1)
Jellystone Park™ at Birchwood Acres(6)	MH	Greenfield Park	NY	—	—	100.0%		100.0%
Jellystone Park™ at Birchwood Acres RV Resort(6)	RV	Greenfield Park	NY	130	180	100.0%		100.0%
Jellystone Park™ at Gardiner(3)	RV	Gardiner	NY	20	310	100.0%		100.0%
Jellystone Park™ of Western New York(3)	RV	North Java	NY	10	340	100.0%		100.0%
Kittatinny Campground & RV Resort(3)	RV	Barryville	NY	—	330	N/A		N/A
Parkside Village	MH	Cheektowaga	NY	160	—	99.4%		100.0%
Sky Harbor	MH	Cheektowaga	NY	520	—	98.7%		97.7%
Sun Outdoors Association Island(3)	RV	Henderson	NY	40	260	100.0%		100.0%
Sun Retreats Adirondack Gateway	RV	Gansevoort	NY	340	—	100.0%		100.0%
The Villas at Calla Pointe	MH	Cheektowaga	NY	120	—	100.0%		100.0%
New York Total				1,520	1,420	99.3%		98.5%

OTHER
Sun Outdoors Orange Beach(3)	RV	Orange Beach	AL	—	500	N/A		N/A
Fort Dupont	RV	Delaware City	DE	—	—	N/A		N/A
High Point Park	MH	Frederica	DE	410	—	98.3%		97.8%
Jellystone Park™ at Delaware Beaches(3)	RV	Delaware City	DE	—	260	N/A		N/A
Sea Air Village	MH	Rehoboth Beach	DE	380	—	99.2%		99.2%
Sea Air Village RV Resort(3)	RV	Rehoboth Beach	DE	120	10	100.0%		100.0%
Sun Outdoors Rehoboth Bay(6)	RV	Millsboro	DE	10	290	100.0%		N/A
Sun Retreats Rehoboth Bay	MH	Millsboro	DE	200	—	100.0%		95.0%

SUN COMMUNITIES, INC.

Property Name	MH / RV	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2023	Transient RV Sites as of 12/31/2023	Occupancy as of 12/31/2023		Occupancy as of 12/31/2022
Sun Retreats Rehoboth Bay RV Resort	RV	Millsboro	DE	300	—	100.0%		100.0%
Countryside Village of Atlanta	MH	Lawrenceville	GA	260	—	98.9%		99.2%
Countryside Village of Gwinnett	MH	Buford	GA	330	—	100.0%		98.2%
Countryside Village of Lake Lanier	MH	Buford	GA	550	—	99.6%		99.1%
Wymberly	MH	Martinez	GA	280	—	81.9%	(1)	78.3%	(1)
Autumn Ridge	MH	Ankeny	IA	410	—	97.8%		97.6%
Jellystone Park™ of Chicago(3)	RV	Millbrook	IL	150	240	100.0%		100.0%
Maple Brook	MH	Matteson	IL	440	—	99.3%		99.8%
Oak Ridge	MH	Manteno	IL	430	—	99.5%		99.8%
Sun Retreats Rock River(3)	RV	Hillsdale	IL	270	230	100.0%		100.0%
Wildwood Community	MH	Sandwich	IL	480	—	99.2%		99.2%
Jellystone Park™ at Mammoth Cave(6)	RV	Cave City	KY	—	330	N/A		N/A
Sun Outdoors New Orleans North Shore(3)	RV	Ponchatoula	LA	—	330	N/A		N/A
Sun Retreats Cape Cod(3)	RV	East Falmouth	MA	80	180	100.0%		100.0%
Sun Retreats Dennis Port(3)	RV	Dennisport	MA	230	20	100.0%		100.0%
Sun Retreats Peters Pond(3)	RV	Sandwich	MA	370	40	100.0%		100.0%
Hyde Park	MH	Easton	MD	240	—	99.6%		100.0%
Jellystone Park™ at Maryland(3)	RV	Williamsport	MD	—	230	N/A		N/A
Southside Landing	MH	Cambridge	MD	100	—	100.0%		100.0%
Sun Outdoors Frontier Town(6)	RV	Berlin	MD	30	660	100.0%		N/A
Sun Outdoors Ocean City(3)	RV	Berlin	MD	—	390	100.0%		100.0%
Sun Outdoors Ocean City Gateway(6)	RV	Whaleyville	MD	20	190	100.0%		N/A
Southern Hills / Northridge Place	MH	Stewartville	MN	470	—	97.7%		97.5%
Jellystone Park™ at Memphis(3)	RV	Horn Lake	MS	—	160	N/A		N/A
Sun Outdoors Yellowstone North(3)	RV	Gardiner	MT	—	80	N/A		N/A
Coastal Estates	MH	Hampstead	NC	150	—	94.8%	(1)	82.5%	(1)
Glen Laurel	MH	Concord	NC	260	—	98.8%		98.8%
Jellystone Park™ at Golden Valley(3)	RV	Bostic	NC	—	360	N/A		N/A
Meadowbrook	MH	Charlotte	NC	320	—	99.7%		100.0%
Sun Retreats Nantahala(3)	RV	Sylva	NC	70	20	100.0%		100.0%
Stoneridge Villas	MH	Gardnerville	NV	—	—	N/A	(1)	N/A	(1)
Sun Villa Estates	MH	Reno	NV	320	—	99.7%		99.1%
Brook Ridge	MH	Hooksett	NH	90	—	100.0%		100.0%
Crestwood	MH	Concord	NH	320	—	99.7%		100.0%
Farmwood Village	MH	Dover	NH	160	—	100.0%		100.0%
Glen Ellis Family Campground(3)	RV	Glen	NH	—	300	N/A		N/A
Hannah Village	MH	Lebanon	NH	80	—	100.0%		100.0%
Hemlocks	MH	Tilton	NH	100	—	100.0%		100.0%
River Pines	MH	Nashua	NH	480	—	99.6%		100.0%
Strafford / Lake Winnipesaukee South KOA(6)	RV	Strafford	NH	10	130	100.0%		N/A
Westward Shores Cottages & RV Resort(3)	RV	West Ossipee	NH	430	70	100.0%		100.0%
Apple Creek	MH	Amelia	OH	180	—	98.9%		98.3%
East Fork Crossing	MH	Batavia	OH	350	—	99.4%		100.0%
Oakwood Village	MH	Miamisburg	OH	510	—	99.0%		98.8%
Orchard Lake	MH	Milford	OH	150	—	99.3%		98.0%
Sun Retreats Geneva on the Lake(3)	RV	Geneva on the Lake	OH	510	120	100.0%		100.0%
Westbrook Senior Village	MH	Toledo	OH	110	—	100.0%		100.0%
Westbrook Village	MH	Toledo	OH	340	—	97.7%		94.5%
Willowbrook Place	MH	Toledo	OH	270	—	97.4%		95.1%
Woodside Terrace	MH	Holland	OH	440	—	96.4%		95.7%
Country Village Estates	MH	Oregon City	OR	520	—	100.0%		100.0%

SUN COMMUNITIES, INC.

Property Name	MH / RV	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2023	Transient RV Sites as of 12/31/2023	Occupancy as of 12/31/2023		Occupancy as of 12/31/2022
Forest Meadows	MH	Philomath	OR	130	—	72.9%	(1)	58.1%	(1)
Sun Outdoors Bend(3)	RV	Bend	OR	—	120	N/A		N/A
Sun Outdoors Coos Bay(3)	RV	Coos Bay	OR	—	80	N/A		N/A
Sun Outdoors Portland South(3)	RV	Wilsonville	OR	—	130	N/A		N/A
Woodland Park Estates	MH	Eugene	OR	400	—	100.0%		99.7%
Countryside Estates	MH	Mckean	PA	300	—	98.7%		98.7%
Jellystone Park™ at Quarryville(3)	RV	Quarryville	PA	—	260	N/A		N/A
Pheasant Ridge	MH	Lancaster	PA	550	—	99.6%		99.8%
River Beach Campsites & RV	RV	Milford	PA	—	—	N/A		N/A
Sun Retreats Lancaster County(3)	RV	Narvon	PA	290	140	100.0%		100.0%
Country Lakes	MH	Little River	SC	140	—	100.0%		100.0%
Crossroads	MH	Aiken	SC	170	—	94.0%	(1)	92.3%	(1)
Crossroads RV Resort	RV	Aiken	SC	20	—	100.0%		100.0%
Lakeside Crossing	MH	Conway	SC	690	—	98.4%		94.8%	(1)
Ocean Pines	MH	Garden City	SC	580	—	99.8%		99.8%
Southern Palms	MH	Ladson	SC	190	—	100.0%		100.0%
Sun Outdoors Myrtle Beach(3)	RV	Conway	SC	160	670	100.0%		100.0%
Bell Crossing	MH	Clarksville	TN	240	—	97.0%		99.6%
Sun Outdoors Pigeon Forge(3)	RV	Sevierville	TN	70	240	100.0%		100.0%
Bear Lake Development Land	RV	Garden City	UT	—	—	N/A	(1)	N/A	(1)
Sun Outdoors Arches Gateway(3)	RV	Moab	UT	—	130	N/A		N/A
Sun Outdoors Canyonlands Gateway(3)	RV	Moab	UT	—	110	N/A		N/A
Sun Outdoors Garden City Utah(3)	RV	Garden City	UT	—	180	N/A		N/A
Sun Outdoors Moab Downtown(3)	RV	Moab	UT	—	130	N/A		N/A
Sun Outdoors North Moab(3)	RV	Moab	UT	—	190	N/A		N/A
Sun Outdoors Salt Lake City(3)	RV	North Salt Lake	UT	—	190	N/A		N/A
47 North	MH	Cle Elum	WA	—	—	N/A	(1)	N/A	(1)
Sun Outdoors Gig Harbor(3)	RV	Gig Harbor	WA	—	110	N/A		N/A
Sun Retreats Birch Bay(3)	RV	Blaine	WA	370	300	100.0%		100.0%
Fond du Lac East / Kettle Moraine KOA(3)	RV	Glenbeulah	WI	240	80	100.0%		100.0%
Thunderhill Estates	MH	Sturgeon Bay	WI	270	—	98.9%		98.1%
Other Total				17,540	8,200	98.7%		98.1%

US TOTAL / AVERAGE				128,010	24,810	97.3%		96.7%

CANADA
Pleasant Beach Campground	RV	Sherkston	ON	100	—	100.0%		100.0%
Sun Retreats Amherstburg(3)	RV	Amherstburg	ON	220	80	100.0%		100.0%
Sun Retreats Arran Lake	RV	Allenford	ON	190	—	100.0%		100.0%
Sun Retreats Blue Mountains(3)	RV	Clarksburg	ON	90	20	100.0%		100.0%
Sun Retreats Cayuga(3)	RV	Cayuga	ON	250	30	100.0%		100.0%
Sun Retreats Flamborough	RV	Millgrove	ON	200	—	100.0%		100.0%
Sun Retreats Georgian Bay(3)	RV	Seguin	ON	230	10	100.0%		100.0%
Sun Retreats Hay Bay(3)	RV	Napanee	ON	200	10	100.0%		100.0%
Sun Retreats Huntsville	RV	Huntsville	ON	230	—	100.0%		100.0%
Sun Retreats Ipperwash(3)	RV	Lambton Shores	ON	140	20	100.0%		100.0%
Sun Retreats Penetanguishene(3)	RV	Tiny	ON	220	40	100.0%		100.0%
Sun Retreats Sandbanks	RV	Cherry Valley	ON	140	—	100.0%		100.0%
Sun Retreats Sherkston Shores(3)	RV	Sherkston	ON	1,700	240	100.0%		100.0%
Sun Retreats Stratford	RV	Bornholm	ON	210	—	100.0%		100.0%
Sun Retreats Turkey Point(3)	RV	Normandale	ON	210	30	100.0%		100.0%

SUN COMMUNITIES, INC.

Property Name	MH / RV	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2023	Transient RV Sites as of 12/31/2023	Occupancy as of 12/31/2023		Occupancy as of 12/31/2022
Sun Retreats Willow Lake	RV	Scotland	ON	370	—	100.0%		100.0%
CANADA TOTAL / AVERAGE				4,700	480	100.0%		100.0%

NORTH AMERICA TOTAL				132,710	25,290	97.4%		96.8%

UNITED KINGDOM
England
Alberta(3)	MH	Whitstable, Kent	England	330	10	94.5%		93.6%
Amble Links	MH	Amble, Northumberland	England	660	—	91.2%		93.6%
Ashbourne Heights(3)	MH	Ashbourne, Derbyshire	England	110	120	90.4%		90.2%
Beauport	MH	Hastings, Sussex	England	820	—	94.3%		95.1%
Birchington Vale	MH	Birchington, Kent	England	490	—	97.3%		97.1%
Bodmin Holiday Park (formerly Cornwall)(3)	MH	Bodmin, Cornwall	England	10	60	69.2%	(1)	64.3%
Bowland Fell(3)	MH	Skipton, Yorkshire	England	270	40	86.0%		88.4%
Broadland Sands(3)	MH	Lowestoft, Suffolk	England	440	180	95.7%		91.0%
Carlton Meres(3)	MH	Saxmundham, Suffolk	England	350	180	89.3%		86.7%
Chantry	MH	West Witton, Yorkshire	England	140	—	79.1%		77.9%
Chichester Lakeside(3)	MH	Chichester, Sussex	England	500	100	94.2%		93.0%
Coghurst Hall(3)	MH	Hastings, Sussex	England	490	30	92.0%		92.8%
Dawlish Sands	MH	Dawlish, Devon	England	170	—	91.6%		94.6%
Dovercourt(3)	MH	Harwich, Essex	England	530	110	91.0%		92.8%
Felixstowe Beach(3)	MH	Felixstowe, Suffolk	England	330	10	89.7%		95.4%
Glendale(3)	MH	Wigton, Cumbria	England	350	30	71.4%		93.2%
Golden Sands(3)	MH	Dawlish, Devon	England	300	120	86.6%		80.6%
Harts(3)	MH	Isle of Sheppey, Kent	England	480	160	87.2%		87.6%
Hedley Wood(3)	MH	Holsworthy, Devon	England	80	170	66.7%	(1)	63.2%
Henfold	MH	Dorking, Surrey	England	—	—	N/A	(1)	N/A	(1)
Hengar Manor(3)	MH	Bodmin, Cornwall	England	120	60	80.9%		80.2%
Littondale(3)	MH	Skipton, Yorkshire	England	90	10	92.2%		88.3%
Malvern View(3)	MH	Stanford Bishop, Worcester	England	320	30	87.2%		89.1%
Marlie(3)	MH	Romney, Kent	England	380	130	90.9%		91.8%
Martello Beach(3)	MH	Clacton on Sea, Essex	England	460	100	90.0%		86.6%
New Beach(3)	MH	Dymchurch, Kent	England	510	90	95.5%		93.0%
Newhaven(3)	MH	Buxton, Derbyshire	England	80	120	79.3%		90.7%
Oaklands	MH	Clacton on Sea, Essex	England	290	—	88.4%		93.2%
Old Kerrow	MH	Ilfracombe, Devon	England	—	—	N/A		N/A	(2)
Oyster Bay	MH	Truro, Cornwall	England	160	—	71.3%		87.4%
Pakefield(3)	MH	Pakefield, Suffolk	England	320	30	91.4%		88.4%
Par Sands(3)	MH	Par, Cornwall	England	280	20	92.6%		94.4%
Pentire(3)	MH	Bude, Cornwall	England	120	10	92.3%		93.2%
Pevensey Bay(3)	MH	Pevensey Bay, Sussex	England	350	100	89.5%		87.2%
Polperro(3)	MH	Looe, Cornwall	England	70	90	71.6%		54.1%
Ribble Valley	MH	Clitheroe, Lancashire	England	310	—	80.2%		85.4%
Rye Harbour	MH	Rye, Sussex	England	240	—	89.3%		88.8%
Sand le Mere(3)	MH	Hull, Yorkshire	England	690	210	86.1%		77.8%

SUN COMMUNITIES, INC.

Property Name	MH / RV	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2023	Transient RV Sites as of 12/31/2023	Occupancy as of 12/31/2023		Occupancy as of 12/31/2022
Sandhills(3)	MH	Christchurch, Dorset	England	130	10	88.8%		92.5%
Sandy Bay	MH	Canvey Island, Essex	England	730	—	80.0%		80.0%
Seaview(3)	MH	Whitstable, Kent	England	590	60	95.6%		97.6%
Seawick(3)	MH	Clacton on Sea, Essex	England	580	90	93.5%		90.3%
Solent Breezes(3)	MH	Fareham, Hampshire	England	250	10	91.9%		87.9%
St. Osyth Beach(3)	MH	Clacton on Sea, Essex	England	480	30	94.6%		96.8%
Steeple Bay(3)	MH	Sothminster, Essex	England	450	80	89.9%		89.2%
Stowford	MH	Ilfracombe, Devon	England	—	—	N/A	(1)	N/A	(2)
Suffolk Sands(3)	MH	Felixstowe, Suffolk	England	360	20	94.4%		94.6%
Tarka(3)	MH	Barnstaple, Devon	England	120	10	87.3%		93.5%
Trevella(3)	MH	Newquay, Cornwall	England	180	180	88.0%		91.6%
Vernon Dene	MH	North Ripley, Bransgore	England	—	—	N/A	(1)	N/A	(1)
Waterside(3)	MH	Paignton, Devon	England	200	30	87.4%		91.3%
West Mersea(3)	MH	West Mersea, Essex	England	400	40	96.8%		97.5%
Winchelsea Sands(3)	MH	Winchelsea, Sussex	England	260	10	85.1%		82.9%
Wood Farm(3)	MH	Charmouth, Dorset	England	130	110	83.1%		90.4%
Yorkshire Dales	MH	Leyburn, Yorkshire	England	110	—	83.9%		79.4%
England Total				16,610	3,000	89.6%		90.4%

Scotland
Burghead(3)	MH	Burghead, Moray	Scotland	80	20	63.8%		67.5%
Lossiemouth(3)	MH	Lossiemouth, Moray	Scotland	130	20	72.1%		76.0%
Silver Sands(3)	MH	Lossiemouth, Moray	Scotland	420	110	93.6%		94.2%
Turnberry(3)	MH	Girvan, Ayrshire	Scotland	260	20	80.5%		83.5%
Scotland Total				890	170	84.0%		85.9%

Wales
Brynteg(3)	MH	Llanryg, Caernafon	Wales	290	30	92.5%		94.9%
Plas Coch	MH	Llanedwen, Anglesey	Wales	320	—	95.7%		95.1%
Wales Total				610	30	94.2%		95.0%

UNITED KINGDOM TOTAL				18,110	3,200	89.5%		89.9%

COMPANY TOTAL / AVERAGE				150,820	28,490	96.4%		96.0%
(1)Occupancy in these properties reflects the fact that these properties are held for future development or are in a lease-up phase following an expansion, redevelopment or initial construction.
(2)No occupancy in these properties for the year ended December 31, 2022 as properties were acquired during the year ended December 31, 2023.
(3)Occupancy percentage excludes transient RV sites. Percentage calculated by dividing revenue producing sites by developed sites. A revenue producing site is defined as a site that is occupied by a paying resident or reserved by a customer with annual or seasonal usage rights. A developed site is defined as an adequately sized parcel of land that has road and utility access which is zoned and licensed (if required) for use as a home site.
(4)Occupancy in these properties at December 31, 2022 reflects the redevelopment following asset impairments resulting from Hurricane Ian in October 2022.
(5)Occupancy in these properties at December 31, 2022 reflects the redevelopment following asset impairments resulting from Hurricane Irma in September 2017.
(6)We have an ownership interest in these properties, but do not maintain and operate these properties.

SUN COMMUNITIES, INC.
The following tables set forth certain information relating to our Safe Harbor branded marinas as of December 31, 2023.

Marina Property Name	City	State / Municipal	Wet Slips and Dry Storage Spaces as of 12/31/2023	Wet Slips and Dry Storage Spaces as of 12/31/2022
UNITED STATES
NORTHEAST
Connecticut
Bruce & Johnsons	Branford	CT	670	670
Dauntless(1)	Essex	CT	340	340
Dauntless Shipyard(1)	Essex	CT	—	—
Deep River	Deep River	CT	310	310
Essex Island(1)	Essex	CT	—	—
Ferry Point	Old Saybrook	CT	140	140
Harbor House(2)	Stamford	CT	—	—
Mystic	Mystic	CT	260	260
Pilots Point	Westbrook	CT	880	880
Stratford	Stratford	CT	210	210
Yacht Haven(2)	Stamford	CT	520	520
Connecticut Total			3,330	3,330

Rhode Island
Allen Harbor	North Kingstown	RI	180	140
Cove Haven	Barrington	RI	340	340
Cowesett(3)	Warwick	RI	1,190	1,190
Greenwich Bay	Warwick	RI	550	550
Island Park(4)	Portsmouth	RI	—	—
Jamestown Boatyard	Jamestown	RI	110	110
New England Boatworks	Portsmouth	RI	230	230
Newport Shipyard	Newport	RI	70	70
Sakonnet(4)	Portsmouth	RI	420	420
Silver Spring	Wakefield	RI	110	110
Wickford(5)	Wickford	RI	—	—
Wickford Cove(5)	Wickford	RI	260	260
Rhode Island Total			3,460	3,420

New York
Capri	Port Washington	NY	370	370
Gaines	Rouses Point	NY	290	290
Glen Cove	Glen Cove	NY	540	540
Greenport(6)	Greenport	NY	420	420
Haverstraw	West Haverstraw	NY	900	900
Montauk Yacht Club	Montauk	NY	230	230
Post Road	Mamaroneck	NY	50	50
Stirling(6)	Greenport	NY	—	—
Willsboro Bay	Willsboro	NY	220	220
New York Total			3,020	3,020

Massachusetts
Edgartown	Edgartown	MA	120	120
Fiddler's Cove	North Falmouth	MA	200	200
Green Harbor	Marshfield	MA	200	200
Hawthorne Cove	Salem	MA	450	450
Marina Bay	Quincy	MA	700	700
Onset Bay	Buzzards Bay	MA	230	230

SUN COMMUNITIES, INC.

Marina Property Name	City	State / Municipal	Wet Slips and Dry Storage Spaces as of 12/31/2023	Wet Slips and Dry Storage Spaces as of 12/31/2022
Plymouth	Plymouth	MA	200	200
Sunset Bay	Hull	MA	240	240
Vineyard Haven	Vineyard Haven	MA	180	180
Massachusetts Total			2,520	2,520

Maryland
Annapolis	Annapolis	MD	290	290
Bohemia Vista	Chesapeake Bay	MD	130	120
Carroll Island	Baltimore	MD	460	460
Great Oak Landing	Chestertown	MD	390	400
Hacks Point	Chesapeake Bay	MD	70	70
Narrows Point(7)	Grasonville	MD	390	540
Oxford	Oxford	MD	140	140
Podickory Point	Annapolis	MD	310	310
Zahnisers	Solomons	MD	300	300
Maryland Total			2,480	2,630

New Jersey
Crystal Point	Point Pleasant	NJ	170	170
Manasquan River	Brick Township	NJ	240	240
New Jersey Total			410	410

Maine
Great Island	Harpswell	ME	140	140
Kittery Point	Kittery	ME	60	60
Rockland	Rockland	ME	50	50
Maine Total			250	250

New Hampshire
Wentworth by the Sea	New Castle	NH	220	220
New Hampshire Total			220	220

Vermont
Shelburne Shipyard	Shelburne	VT	210	210
Vermont Total			210	210

SOUTH
Georgia
Aqualand	Flowery Branch	GA	1,570	1,570
Bahia Bleu	Thunderbolt	GA	260	260
Hideaway Bay	Flowery Branch	GA	690	690
Savannah Yacht Center(8)	Savannah	GA	20	N/A
Trade Winds	Appling	GA	320	320
Georgia Total			2,860	2,840

Kentucky
Beaver Creek	Monticello	KY	280	280
Burnside	Somerset	KY	350	350
Grider Hill	Albany	KY	710	710
Jamestown	Jamestown	KY	740	740
Wisdom Dock	Albany	KY	290	290

SUN COMMUNITIES, INC.

Marina Property Name	City	State / Municipal	Wet Slips and Dry Storage Spaces as of 12/31/2023	Wet Slips and Dry Storage Spaces as of 12/31/2022
Kentucky Total			2,370	2,370

Texas
Emerald Point	Austin	TX	590	590
Pier 121	Lewisville	TX	1,080	1,080
Walden	Montgomery	TX	390	390
Texas Total			2,060	2,060

Arkansas
Brady Mountain	Royal	AR	580	580
Arkansas Total			580	580

Tennessee
Eagle Cove	Byrdstown	TN	80	80
Holly Creek	Celina	TN	310	310
Tennessee Total			390	390

Mississippi
Aqua Yacht	Iuka	MS	590	590
Mississippi Total			590	590

Alabama
Sportsman	Orange Beach	AL	760	720
Alabama Total			760	720

Oklahoma
Harbors View	Afton	OK	160	160
Oklahoma Total			160	160

SOUTHEAST
Florida
Angler House	Islamorada	FL	20	20
Burnt Store	Punta Gorda	FL	910	760
Calusa Island	Goodland	FL	620	620
Cape Harbour	Cape Coral	FL	260	260
Emerald Coast	Niceville	FL	350	350
Harborage Yacht Club	Stuart	FL	310	310
Harbortown	Fort Pierce	FL	350	350
Islamorada	Islamorada	FL	260	260
Lauderdale Marine Center(9)	Fort Lauderdale	FL	130	130
Marathon	Marathon	FL	160	160
New Port Cove	Riviera Beach	FL	360	360
North Palm Beach	North Palm Beach	FL	120	120
Old Port Cove	North Palm Beach	FL	210	210
Pier 77	Bradenton	FL	200	200
Pineland	Bokeelia	FL	260	260
Port Phoenix(10)	North Fort Myers	FL	—	—
Regatta Pointe	Palmetto	FL	370	370
Riviera Beach	Riviera Beach	FL	20	20
Siesta Key	Sarasota	FL	230	230
South Fork(9)	Fort Lauderdale	FL	—	—
West Palm Beach	West Palm Beach	FL	60	60

SUN COMMUNITIES, INC.

Marina Property Name	City	State / Municipal	Wet Slips and Dry Storage Spaces as of 12/31/2023	Wet Slips and Dry Storage Spaces as of 12/31/2022
Florida Total			5,200	5,050

South Carolina
Beaufort	Beaufort	SC	130	130
Bristol	Charleston	SC	190	190
Charleston City(11)	Charleston	SC	450	450
City Boatyard	Charleston	SC	220	220
Port Royal	Port Royal	SC	250	250
Port Royal Landing	Port Royal	SC	160	160
Reserve Harbor	Pawleys Island	SC	230	230
Skull Creek	Hilton Head	SC	190	190
South Carolina Total			1,820	1,820

North Carolina
Jarrett Bay Boatworks	Beaufort	NC	40	40
Kings Point	Cornelius	NC	780	780
Outer Banks	Wanchese	NC	210	210
Peninsula Yacht Club	Cornelius	NC	480	480
Skippers Landing	Troutman	NC	390	390
South Harbour Village	Southport	NC	140	140
Westport	Denver	NC	620	620
North Carolina Total			2,660	2,660

Puerto Rico
Puerto del Rey	Fajardo	PR	1,610	1,610
Puerto Rico Total			1,610	1,610

Virginia
Bluewater	Hampton	VA	200	200
Stingray Point	Deltaville	VA	220	220
Virginia Total			420	420

MIDWEST
Michigan
Belle Maer	Harrison Township	MI	550	550
Detroit River	Detroit	MI	470	470
Grand Isle	Grand Haven	MI	450	450
Great Lakes	Muskegon	MI	470	470
Jefferson Beach	St. Clair Shores	MI	900	900
Toledo Beach	La Salle	MI	580	470
Tower Marine	Douglas	MI	480	480
Michigan Total			3,900	3,790

Ohio
Lakefront	Port Clinton	OH	490	490
Sandusky	Sandusky	OH	550	550
Ohio Total			1,040	1,040

WEST
California
Anacapa Isle	Oxnard	CA	540	540
Ballena Isle	Alameda	CA	420	420

SUN COMMUNITIES, INC.

Marina Property Name	City	State / Municipal	Wet Slips and Dry Storage Spaces as of 12/31/2023	Wet Slips and Dry Storage Spaces as of 12/31/2022
Bayfront	Chula Vista	CA	620	620
Cabrillo Isle	San Diego	CA	540	540
Emeryville	Emeryville	CA	460	460
Loch Lomond	San Rafael	CA	530	530
Marina Bay Yacht Harbor	Richmond	CA	800	800
Shelter Island	San Diego	CA	60	60
South Bay	Chula Vista	CA	560	560
Sunroad	San Diego	CA	650	650
Ventura Isle	Ventura	CA	530	530
California Total			5,710	5,710

COMPANY TOTAL			48,030	47,820
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
(7)Wet slips and dry storage spaces from Harrison Yacht Yard are grouped into Narrows Point.
(8)Property acquired during year ended December 31, 2023.
(9)Wet slips and dry storage spaces from South Fork are grouped into Lauderdale Marine Center.
(10)Property is temporarily used to store hurricane-affected vessels, which will be converted to a development site.
(11)Wet slips and dry storage spaces from Ashley Fuels are grouped into Charleston City.

SUN COMMUNITIES, INC.
ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

We are involved in various legal proceedings. Refer to Note 17, "Commitments and Contingencies," in our accompanying Notes to the Consolidated Financial Statements.

Environmental Matters

Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed an applied threshold not to exceed $1.0 million. Applying this threshold, there are no environmental matters to disclose for the year ended December 31, 2023.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

SUN COMMUNITIES, INC.
PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the New York Stock Exchange ("NYSE") since December 8, 1993, and trades under the symbol "SUI." On February 20, 2024, the closing share price of our common stock was $130.85 per share on the NYSE, and there were 659 holders of record of 124,412,183 outstanding shares of common stock.

On February 20, 2024, the following OP units of the Operating Partnership were outstanding:

OP Units	OP Units Issued and Outstanding	Exchangeable Shares of Common Stock
Series A-1 preferred OP units	192,112	468,566
Series A-3 preferred OP units	40,268	74,917
Series C preferred OP units	305,748	339,380
Series D preferred OP units	488,958	391,166
Series E preferred OP units	80,000	55,172
Series F preferred OP units	90,000	56,250
Series G preferred OP units	205,812	132,782
Series H preferred OP units	581,229	354,408
Series J preferred OP units	238,000	144,242
Series K preferred OP units	1,000,000	588,235
Series L preferred OP units	20,000	12,500
Common OP units	2,694,232	2,694,232
Total	5,936,359	5,311,850

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table reflects information about the securities authorized for issuance under our equity compensation plans as of December 31, 2023:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	—	$—	2,955,866
Total	—	$—	2,955,866

SUN COMMUNITIES, INC.
Recent Sales of Unregistered Securities

From time to time, we may issue shares of common stock or common OP units in exchange for OP units in accordance with the terms and provisions of the limited partnership agreement of the Operating Partnership. Such shares are issued based on the exchange ratios and formulas described in "Structure of the Company" under Part I, Item 1 of this Annual Report on Form 10-K. Below is the activity of conversions for the three months and year ended December 31, 2023:

		Three Months Ended			Year Ended
		December 31, 2023			December 31, 2023
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)	Common OP Units(1)	Units / Shares Converted	Common Stock(1)	Common OP Units(1)
Aspen preferred OP units	Various(2)	314,934	—	102,615	1,258,819	113,972	293,838
Common OP units	1.0000	—	—	—	8,848	8,848	—
Series A-1 preferred OP units	2.4390	—	—	—	5,404	13,177	—
Series C preferred OP units	1.1100	—	—	—	165	183	—
Series G preferred OP units	0.6452	—	—	—	30,000	19,353	—
Series H preferred OP units	0.6098	—	—	—	129	78	—
Series J preferred OP units	0.6061	—	—	—	2,000	1,212	—
(1) Calculation may yield minor differences due to rounding incorporated in the above numbers.
(2) Refer to Note 9, "Debt and Line of Credit," for additional detail on Aspen preferred OP unit conversions.

All of the securities described above were issued in private placements in reliance on Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.

Purchases of Equity Securities

The following table summarizes our common stock repurchases during the three months ended December 31, 2023:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Period	(a)	(b)	(c)	(d)
October 1, 2023 - October 31, 2023	6,212	$109.24	—	$—
November 1, 2023 - November 30, 2023	—	$—	—	$—
December 1, 2023 - December 31, 2023	—	$—	—	$—
Total	6,212	$109.24	—	$—

During the three months ended December 31, 2023, we withheld 6,212 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of a broad market index composed of all issuers listed on the NYSE and an industry index comprised of 20 publicly traded REITs, for the five year period ending on December 31, 2023. This line graph assumes a $100.00 investment on December 31, 2018, a reinvestment of distributions and actual increase of the market value of our common stock relative to an initial investment of $100.00. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

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

Total Return Performance
300
250
200
150
100
50
Index Value
Sun Communities, Inc.
Dow Jones U.S. Real Estate Residential Index
NYSE Composite Index
Peer Group
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

	Year Ended
Index	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Sun Communities, Inc.	$100.00	$150.91	$156.32	$220.08	$153.35	$147.52
Dow Jones U.S. Real Estate Residential Index	$100.00	$130.83	$117.40	$185.93	$127.48	$137.08
NYSE Composite Index	$100.00	$125.51	$134.28	$162.04	$146.89	$167.12
SUI Peer Group(1)	$100.00	$124.90	$110.87	$177.26	$123.58	$136.72
(1)SUI Peer Group includes: AvalonBay Communities, Inc., Camden Property Trust, CubeSmart, Equity Lifestyle Properties, Inc., Equity Residential, Essex Property Trust, Inc., Extra Space Storage Inc., Federal Realty Investment Trust, Invitation Homes Inc., Mid-America Apartment Communities, Inc., UDR, Inc. and Ventas, Inc.

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

OVERVIEW
We are a fully integrated REIT. As of December 31, 2023, we owned and operated, directly or indirectly, or had an interest in, a portfolio of 667 developed properties located in the U.S., the UK, and Canada, including 353 MH communities, 179 RV communities and 135 marinas. We have been in the business of acquiring, operating, developing and expanding MH and RV communities since 1975 and marinas since 2020. We lease individual sites with utilities access for placement of manufactured homes, RVs or boats to our customers. We are also engaged in the marketing, selling and leasing of new and pre-owned homes to current and future residents in our MH communities in the U.S. and in the sale of holiday home and associated site license activities to holiday homeowners in our MH communities in the UK. The Rental Program operations within our MH communities support and enhance our occupancy levels, property performance and cash flows.

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

We maintain property, casualty, flood and business interruption insurance for our community portfolio, subject to customary deductibles and limits. As of December 31, 2023, estimated insurance recoveries, excluding business interruption recoveries, of $56.7 million related to Hurricane Ian were recorded in Notes and other receivables, net on the Consolidated Balance Sheets.

Changes in estimated insurance recoveries related to Hurricane Ian during the year ended December 31, 2023 were primarily the result of $51.5 million of incremental costs that exceeded the applicable deductible, net of a $4.8 million reduction due to a decrease in estimated property losses. The foregoing estimates are based on current information available, and we continue to assess these estimates. Actual charges and insurance recoveries could vary significantly from these estimates. Any changes to these estimates will be recognized in the period(s) in which they are determined.

We are actively working with our insurance providers on claims for business interruption recoveries. During the year ended December 31, 2023, we recognized $20.2 million, net of deductibles, for the lost earnings covering the date of the hurricane event through August 31, 2023. These recoveries were included in Brokerage commissions and other, net on our Consolidated Statements of Operations during the year ended December 31, 2023. The related communities are under redevelopment. As such, we currently cannot estimate a date when operating results will be restored to pre-hurricane levels. Our business interruption insurance policy provides for up to 60 months of coverage from the date of restoration.

SUN COMMUNITIES, INC.
EXECUTIVE SUMMARY

2023 General Overview

•Total revenues for 2023 increased 8.6% to $3.2 billion.
•Achieved annual Core FFO of $7.10 per diluted share and OP unit.
•Achieved Real property Same Property NOI growth of 6.8% for MH, 4.8% for RV and 11.7% for Marina over 2022.
•Increased Same Property adjusted blended occupancy for MH and RV by 230 basis points to 98.9% as compared to 96.6% in 2022.
•Achieved 10-year total shareholder return of 323.1%, outperforming the MSCI US REIT, Russell 1000, U.S. REIT Residential and S&P 500 indexes.
•Completed the construction of over 800 total sites at five ground-up developments and 14 expansion and re-development properties.
•Completed acquisition investments of $368.7 million which represents the purchase price paid for operating properties and land parcels for future ground-up development and expansion activities, plus any capital improvements identified during due diligence needed to bring acquired properties up to the Company's operating standards.
•Closed $836.9 million of debt transactions, including an offering of underwritten senior unsecured notes of $400.0 million for net proceeds of $395.3 million which was used to pay down amounts drawn under our senior credit facility (the "Senior Credit Facility").
•Entered into derivative instruments with an aggregate notional value of $582.3 million to hedge interest rate risk associated with borrowings under our Senior Credit Facility and future debt issuance.
•Completed the sale of our 41.8 million share position in Ingenia Communities Group, generating $102.5 million of net proceeds, which was used to pay down amounts drawn under our Senior Credit Facility.
•Completed the transfer of an installment note receivable portfolio to an unrelated entity, generating net proceeds of $53.4 million that were used to pay down borrowings under our Senior Credit Facility.
•Simplified the structure of certain of our consolidated variable interest entities in a transaction with our joint venture partner.

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

	Year Ended
Portfolio Information:	December 31, 2023	December 31, 2022	December 31, 2021
Occupancy % - Total Portfolio - MH and Annual RV Occupancy(1)	96.4%	96.0%	97.4%
Occupancy % - Same Property - Adjusted MH and Annual RV Occupancy(1)(2)(3)	98.9%	96.6%	96.8%
Core FFO per share	$7.10	$7.35	$6.51
Real property NOI - Total Portfolio (in millions)	$1,251.9	$1,167.0	$1,002.6
Real property NOI - Same Property (in millions) - MH, RV and Marina(3)	$1,139.1	$1,061.9	$928.0
Home sales volume - North America	2,565	3,212	4,088
Home sales volume - United Kingdom(4)	2,857	2,343	N/A
(1) Occupancy percent includes annual RV sites and excludes transient RV sites.
(2) Occupancy percent excludes recently completed but vacant expansion sites.
(3) Same Property is based on the reported year end Same Property count for each respective year.
(4) UK amounts for the year ended December 31, 2022 cover the period from April 8, 2022 (date of acquisition) through December 31, 2022.

SUN COMMUNITIES, INC.
Acquisition Activity

During the year ended December 31, 2023, we acquired one MH community with 68 sites and 72 development sites, and one marina with 24 wet slips and dry storage spaces, for a total purchase price of approximately $107.0 million. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for details of our acquisition activities.

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

During the year ended December 31, 2023, we sold one MH community located in Maine, with 155 sites for $6.8 million. In addition, we sold two parcels of land in the UK for total consideration of $111.5 million, which primarily consisted of $108.8 million in the form of an operator note receivable and subsequently reacquired these two parcels of land at fair value as part of the settlement of the related note receivable, with no remeasurement gain or loss recognized. Also, as part of a broader transaction with our joint venture partners in Sun NG, we disposed of our majority equity interest in three consolidated joint venture properties. The three RV communities had 955 developed sites. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for details on the disposition activities, Note 4, "Notes and Other Receivables," for additional information on the settlement of the notes receivable, and Note 8, "Consolidated Variable Interest Entities," for more information on the Sun NG transaction.

Real Estate Held For Sale - Changes to a Plan of Sale

We periodically classify real estate as held for sale after an active program to sell an asset has commenced and when the sale is probable. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded.

In February 2023, the criteria was met to classify Sandy Bay, an operating MH community in the UK, with 730 developed sites, as held for sale. Previously, this property had been under contract. At December 31, 2023, the sale contract was no longer in effect, and due to an unexpected change in circumstance related to the counterparty, we reclassified the property as held for use and recorded the related depreciation and amortization expense in accordance with ASC Topic 360, "Property, Plant, and Equipment" during the three months ended December 31, 2023. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information.

Development and Expansion Activities

We have been focused selectively on property ground-up developments and expansion opportunities adjacent to our existing properties.

Ground-up Developments - During the year ended December 31, 2023, we delivered 360 total sites at five ground-up development properties located in Florida, Michigan and Colorado. We have developed over 2,230 sites within the past three years.

Expansions - During the year ended December 31, 2023, we expanded over 440 total sites at 14 properties. We have developed over 2,170 expansion sites within the past three years.

We continue to expand our properties utilizing our inventory of owned and entitled land. We have approximately 17,980 MH and RV sites suitable for future development.

SUN COMMUNITIES, INC.
Markets

Our MH and RV properties are largely concentrated in the U.S. in Florida, Michigan, Texas and California, and in the UK, which collectively contain 66.3% of our total MH and RV sites. We have expanded our market share in multiple states through recent acquisitions and increased our property holdings in high-growth areas of the U.S. including retirement and vacation destinations.

The age demographic of RV communities is attractive, as the population of retirement age adults in the U.S. is growing. RV communities have become a trending vacation opportunity not only for the retiree population, but as an affordable vacation alternative for families and millennials.

The following table identifies our MH and RV markets by total sites:

	December 31, 2023			December 31, 2022
Major Market	Number of Properties	Total Sites	% of Total Sites	Number of Properties	Total Sites	% of Total Sites
Florida	129	44,410	24.8%	129	44,280	24.7%
Michigan	85	33,500	18.7%	84	33,220	18.5%
Texas	29	10,820	6.0%	31	11,340	6.3%
California	37	8,800	4.9%	37	8,800	4.9%
Arizona	13	5,510	3.1%	13	5,520	3.1%
Ontario, Canada	16	5,180	2.9%	16	5,240	2.9%
Indiana	12	4,180	2.3%	12	4,180	2.3%
New Jersey	11	4,040	2.3%	11	4,040	2.3%
Colorado	11	3,890	2.2%	11	3,790	2.1%
Maine	15	3,540	2.0%	16	3,660	2.0%
Virginia	10	3,450	1.9%	10	3,450	1.9%
Ohio	9	2,980	1.7%	9	2,930	1.6%
New York	10	2,940	1.6%	10	2,940	1.6%
South Carolina	6	2,620	1.5%	6	2,620	1.5%
Illinois	5	2,240	1.2%	5	2,230	1.2%
New Hampshire	9	2,170	1.2%	10	2,380	1.3%
Connecticut	16	2,000	1.1%	16	2,010	1.1%
Delaware	5	1,980	1.1%	5	1,980	1.1%
Maryland	6	1,860	1.0%	6	1,860	1.0%
Pennsylvania	5	1,540	0.9%	5	1,540	0.9%
Georgia	4	1,420	0.8%	4	1,420	0.8%
Oregon	6	1,380	0.8%	6	1,380	0.8%
North Carolina	5	1,180	0.7%	5	1,180	0.7%
Utah	6	930	0.5%	6	930	0.5%
Massachusetts	3	920	0.5%	3	920	0.5%
Washington	2	780	0.4%	2	780	0.4%
Wisconsin	2	590	0.3%	2	590	0.3%
Tennessee	2	550	0.3%	2	540	0.3%
Alabama	1	500	0.3%	1	500	0.3%
Minnesota	1	470	0.3%	1	480	0.3%
Iowa	1	410	0.2%	1	410	0.2%
Kentucky	1	330	0.2%	1	330	0.2%
Louisiana	1	330	0.2%	1	330	0.2%
Nevada	1	320	0.2%	1	320	0.2%
Mississippi	1	160	0.1%	1	150	0.1%
Montana	1	80	—%	1	80	—%
North American Total	477	158,000	88.1%	480	158,350	88.2%
United Kingdom	55	21,310	11.9%	55	21,180	11.8%
Total	532	179,310	100.0%	535	179,530	100.0%

SUN COMMUNITIES, INC.
The following table identifies our marina markets by total wet slips and dry storage spaces:

	December 31, 2023			December 31, 2022
Major Market	Number of Properties	Wet Slips and Dry Storage Spaces	% Wet Slips and Dry Storage Spaces	Number of Properties	Wet Slips and Dry Storage Spaces	% Wet Slips and Dry Storage Spaces
California	11	5,710	11.9%	11	5,710	11.9%
Florida	21	5,200	10.8%	21	5,050	10.6%
Michigan	7	3,900	8.1%	7	3,790	7.9%
Rhode Island	12	3,460	7.2%	12	3,420	7.2%
Connecticut	11	3,330	6.9%	11	3,330	7.0%
New York	9	3,020	6.3%	9	3,020	6.3%
Georgia	5	2,860	6.0%	4	2,840	5.9%
North Carolina	7	2,660	5.5%	7	2,660	5.6%
Massachusetts	9	2,520	5.2%	9	2,520	5.3%
Maryland	9	2,480	5.2%	9	2,630	5.5%
Kentucky	5	2,370	4.9%	5	2,370	5.0%
Texas	3	2,060	4.3%	3	2,060	4.3%
South Carolina	8	1,820	3.8%	8	1,820	3.8%
Puerto Rico	1	1,610	3.4%	1	1,610	3.4%
Ohio	2	1,040	2.2%	2	1,040	2.2%
Alabama	1	760	1.6%	1	720	1.5%
Mississippi	1	590	1.2%	1	590	1.2%
Arkansas	1	580	1.2%	1	580	1.2%
Virginia	2	420	0.9%	2	420	0.9%
New Jersey	2	410	0.9%	2	410	0.9%
Tennessee	2	390	0.8%	2	390	0.8%
Maine	3	250	0.5%	3	250	0.5%
New Hampshire	1	220	0.5%	1	220	0.5%
Vermont	1	210	0.4%	1	210	0.4%
Oklahoma	1	160	0.3%	1	160	0.3%
	135	48,030		134	47,820

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

Same Property NOI - This is a management tool used when evaluating the performance and growth of our Same Property portfolio. We define same properties as those we have owned and operated continuously since January 1, 2022. Same properties exclude ground-up development properties, acquired properties and properties sold after December 31, 2021. The Same Property data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions or unique situations. Same Property NOI does not include the revenues and expenses related to home sales, and service, retail, dining and entertainment activities at the properties. We believe that Same Property NOI is helpful to investors as a supplemental comparative performance measure of the income generated from the Same Property portfolio from one period to the next.

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

SUN COMMUNITIES, INC.
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

SUN COMMUNITIES, INC.
RESULTS OF OPERATIONS

Summary Statements of Operations

The following tables reconcile the Net Income / (Loss) attributable to Sun Communities, Inc. common shareholders to NOI and summarize our consolidated financial results for the years ended December 31, 2023, 2022 and 2021 (in millions):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net income / (loss) attributable to SUI common shareholders	$(213.3)	$242.0	$380.2
Interest income	(45.4)	(35.2)	(12.2)
Brokerage commissions and other revenues, net	(60.6)	(34.9)	(30.2)
General and administrative	270.2	256.8	181.3
Catastrophic event-related charges, net	3.8	17.5	2.2
Business combinations	3.0	24.7	1.4
Depreciation and amortization	660.0	601.8	522.7
Asset impairments	10.1	3.0	—
Goodwill impairment	369.9	—	—
Loss on extinguishment of debt (see Note 9)	—	4.4	8.1
Interest expense	325.8	229.8	158.6
Interest on mandatorily redeemable preferred OP units / equity	3.3	4.2	4.2
(Gain) / loss on remeasurement of marketable securities (see Note 15)	16.0	53.4	(33.5)
(Gain) / loss on foreign currency exchanges	0.3	(5.4)	3.7
Gain on disposition of properties	(11.0)	(12.2)	(108.1)
Other expense, net	7.5	2.1	12.1
(Gain) / loss on remeasurement of notes receivable (see Note 4)	106.7	0.8	(0.7)
Income from nonconsolidated affiliates (see Note 7)	(16.0)	(2.9)	(4.0)
Loss on remeasurement of investment in nonconsolidated affiliates (see Note 7)	4.2	2.7	0.2
Current tax expense (see Note 13)	14.5	10.3	1.2
Deferred tax (benefit) / expense (see Note 13)	(22.9)	(4.2)	0.1
Add: Preferred return to preferred OP units / equity interests	12.3	11.0	12.1
Add: Income / (loss) attributable to noncontrolling interests	(8.1)	10.8	21.5
NOI	$1,430.3	$1,380.5	$1,120.9

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Real property NOI	$1,251.9	$1,167.0	$1,002.6
Home sales NOI	124.5	154.6	74.4
Service, retail, dining and entertainment NOI	53.9	58.9	43.9
NOI	$1,430.3	$1,380.5	$1,120.9

SUN COMMUNITIES, INC.
Seasonality of Revenue

The RV and marina industries are seasonal in nature, and the results of operations in any one period may not be indicative of results in future periods.

In the RV segment, certain properties maintain higher occupancy during the summer months, while other properties maintain higher occupancy during the winter months. Based on the location of our properties with transient RV sites, our portfolio generally produces higher revenues between April and September than between October and March. The following table presents the seasonality of real property-transient revenue for the years ended December 31, 2023, 2022 and 2021:

	Real property - transient revenue (in millions)	For the Three Months Ended
Year		March 31	June 30	September 30	December 31	Total
2023	$321.4	12.4%	27.8%	47.3%	12.5%	100.0%
2022	$334.5	12.7%	27.8%	45.8%	13.7%	100.0%
2021	$266.6	11.9%	27.3%	44.9%	15.9%	100.0%

In the marina market, the majority of our wet slip and dry storage space leases have annual terms that are billed seasonally. Wet slip storage increases during the summer months for the boating season, whereas dry storage increases during the winter season as weather patterns require boat owners to store their vessels on dry docks or within covered racks. The following table presents the seasonality of Marina real property revenue for the years ended December 31, 2023, 2022 and 2021:

	Seasonal real property revenue (in millions)	For the Three Months Ended
Year		March 31	June 30	September 30	December 31	Total
2023	$348.7	20.8%	25.9%	28.6%	24.7%	100.0%
2022	$310.2	20.1%	25.6%	29.0%	25.3%	100.0%
2021	$246.6	17.7%	25.0%	29.9%	27.4%	100.0%

SUN COMMUNITIES, INC.
Real Property Operations - Total Portfolio

The following tables reflect certain financial and other information for our real estate operations by segment as of and for the years ended December 31, 2023 and 2022 (in millions, except for statistical information):

	Year Ended December 31, 2023						Year Ended December 31, 2022
	MH						MH
Financial Information	North America	UK	Total	RV	Marinas	Total	North America	UK(a)	Total	RV	Marinas	Total
Revenues
Real property (excluding transient)	$906.1	$114.2	$1,020.3	$287.1	$406.8	$1,714.2	$844.0	$70.1	$914.1	$268.9	$365.9	$1,548.9
Real property - transient	1.9	42.1	44.0	276.8	24.8	345.6	1.6	38.5	40.1	294.4	18.8	353.3
Total operating revenues	908.0	156.3	1,064.3	563.9	431.6	2,059.8	845.6	108.6	954.2	563.3	384.7	1,902.2
Expenses
Property operating expenses	297.5	89.6	387.1	262.1	158.7	807.9	274.6	57.6	332.2	261.4	141.6	735.2
Real Property NOI	$610.5	$66.7	$677.2	$301.8	$272.9	$1,251.9	$571.0	$51.0	$622.0	$301.9	$243.1	$1,167.0

	As of December 31, 2023						As of December 31, 2022
	MH						MH
Other information	North America	UK	Total	RV	Marinas	Total	North America	UK(a)	Total	RV	Marinas	Total
Number of properties	298	55	353	179	135	667	298	55	353	182	134	669
Sites, wet slips and dry storage spaces
Sites, wet slips and dry storage spaces(b)	100,320	18,110	118,430	32,390	48,030	198,850	99,980	18,040	118,020	30,330	47,820	196,170
Transient sites	N/M	3,200	3,200	25,290	N/A	28,490	N/M	3,140	3,140	28,040	N/A	31,180
Total	100,320	21,310	121,630	57,680	48,030	227,340	99,980	21,180	121,160	58,370	47,820	227,350

MH and Annual RV Occupancy	96.6%	89.5%	95.5%	100.0%	N/A	96.4%	95.9%	89.0%	95.0%	100.0%	N/A	96.0%
N/M = Not meaningful.
N/A = Not applicable.
(a) UK amounts for the year ended December 31, 2022 cover April 8, 2022 (date of acquisition) to December 31, 2022.
(b) MH annual sites included 10,237 and 9,334 rental homes in our Rental Program at December 31, 2023 and 2022, respectively. Our investment in occupied rental homes at December 31, 2023 was $697.1 million, an increase of 21.8% from $572.3 million at December 31, 2022.

For the year ended December 31, 2023, the $84.9 million, or 7.3% increase in Real Property NOI as compared to the same period in 2022, consists of $39.0 million from Same Property MH and $13.5 million from Same Property RV from the North America operations, $24.7 million from Same Property Marina, and $7.7 million, net from the UK operations and other recently acquired or developed properties.

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

In order to evaluate the growth of the Same Property portfolio, management has classified certain items differently than our GAAP statements. The reclassification difference between our GAAP statements and our Same Property portfolio is the reclassification of utility revenues from real property revenue to operating expenses. A significant portion of our utility charges are re-billed to our residents. Additionally, for the MH and RV segments, the amounts in the tables below reflect constant currency for comparative purposes. Additionally, prior period Canadian currency figures have been translated at 2023 and 2022 average exchange rates for constant currency comparability.

SUN COMMUNITIES, INC.
Real Property Operations - Same Property - MH, RV and Marina

The following tables reflect certain financial and other information for our Same Property MH, RV and Marina portfolios as of and for the years ended December 31, 2023 and 2022 (in millions, except for statistical information).

	Year Ended
	December 31, 2023				December 31, 2022				Total Change	% Change(c)
	MH(a)	RV(a)	Marina	Total	MH(a)	RV(a)	Marina	Total		MH	RV	Marina	Total(d)
Financial information
Same Property Revenues
Real property (excluding transient)	$830.4	$263.8	$326.0	$1,420.2	$776.2	$228.1	$302.4	$1,306.7	$113.5	7.0%	15.6%	7.8%	8.7%
Real property - transient	1.6	256.2	21.7	279.5	1.2	275.4	16.4	293.0	(13.5)	25.9%	(7.0)%	32.6%	(4.6)%
Total Same Property operating revenues	832.0	520.0	347.7	1,699.7	777.4	503.5	318.8	1,599.7	100.0	7.0%	3.3%	9.1%	6.2%
Same Property Expenses
Same Property operating expenses(b)(d)	223.8	224.7	112.1	560.6	208.2	221.7	107.9	537.8	22.8	7.5%	1.4%	3.9%	4.2%
Real Property NOI(d)	$608.2	$295.3	$235.6	$1,139.1	$569.2	$281.8	$210.9	$1,061.9	$77.2	6.8%	4.8%	11.7%	7.3%

Other information
Number of properties	288	160	119	567	288	160	119	567
Sites, wet slips and dry storage spaces	98,620	54,370	40,890	193,880	98,340	54,400	41,000	193,740

	Year Ended
	December 31, 2022				December 31, 2021				Total Change	% Change(c)
	MH(a)	RV(a)	Marina	Total	MH(a)	RV(a)	Marina	Total		MH	RV	Marina	Total(d)
Financial information
Same Property Revenues
Real property (excluding transient)	$759.7	$213.1	$233.7	$1,206.5	$726.4	$188.4	$217.0	$1,131.8	$74.7	4.6%	13.1%	7.8%	6.6%
Real property - transient	1.2	243.8	12.4	257.4	1.5	236.1	13.0	250.6	6.8	(14.8)%	3.3%	(5.1)%	2.7%
Total Same Property operating revenues	760.9	456.9	246.1	1,463.9	727.9	424.5	230.0	1,382.4	81.5	4.5%	7.6%	7.0%	5.9%
Same Property Expenses
Same Property operating expenses(b)(d)	202.7	195.4	84.1	482.2	187.5	187.4	79.5	454.4	27.8	8.1%	4.2%	5.8%	6.1%
Real Property NOI(d)	$558.2	$261.5	$162.0	$981.7	$540.4	$237.1	$150.5	$928.0	$53.7	3.3%	10.3%	7.7%	5.8%

Other information
Number of properties	276	145	101	522	276	145	101	522
Sites, wet slips and dry storage spaces	94,930	48,770	35,550	179,250	94,400	48,720	35,740	178,860
(a) Same Property results for our MH and RV properties reflect constant currency for comparative purposes. Canadian currency figures in the prior comparative period have been translated at the average exchange rate during the years ended December 31, 2023 and 2022 of $0.7418 and $0.7689 USD per Canadian dollar, respectively.

SUN COMMUNITIES, INC.
Real Property Operations - Same Property Portfolio (Continued)
(b) We net certain utilities revenues (which include utility reimbursement revenues from residents) against related utility expenses in property operating expenses as follows (in millions):

	Year Ended December 31, 2023				Year Ended December 31, 2022
	MH	RV	Marina	Total	MH	RV	Marina	Total
Utility revenue netted against related utility expense	$68.3	$19.3	$22.7	$110.3	$63.8	$18.1	$19.2	$101.1

	Year Ended December 31, 2022				Year Ended December 31, 2021
	MH	RV	Marina	Total	MH	RV	Marina	Total
Utility revenue netted against related utility expense	$61.9	$17.1	$11.4	$90.4	$57.3	$14.1	$11.1	$82.5
(c) Percentages are calculated based on unrounded numbers.
(d) Total Same Property operating expenses consist of the following components for the periods shown (in millions), and exclude amounts invested into recently acquired properties to bring them up to our standards.

	Year Ended				Year Ended
	December 31, 2023	December 31, 2022	Change	% Change	December 31, 2022	December 31, 2021	Change	% Change
Payroll and benefits	$190.6	$181.6	$9.0	5.0%	$161.8	$151.2	$10.6	7.0%
Real estate taxes	107.2	103.1	4.1	4.0%	94.1	88.4	5.7	6.5%
Supplies and repairs	75.2	78.9	(3.7)	(4.7)%	73.0	68.2	4.8	6.9%
Utilities	64.7	67.0	(2.3)	(3.4)%	63.3	57.3	6.0	10.4%
Legal, state / local taxes, and insurance	55.8	39.2	16.6	42.3%	35.7	32.4	3.3	10.1%
Other	67.1	68.0	(0.9)	(1.4)%	54.3	56.9	(2.6)	(4.6)%
Total Same Property Operating Expenses	$560.6	$537.8	$22.8	4.2%	$482.2	$454.4	$27.8	6.1%

SUN COMMUNITIES, INC.
Same Property Summary (in whole units)

	As of				As of
	December 31, 2023		December 31, 2022		December 31, 2022		December 31, 2021
	MH	RV	MH	RV	MH	RV	MH	RV
Other Information
Number of properties	288	160	288	160	276	145	276	145

Sites
MH and Annual RV sites	98,620	32,090	98,340	30,030	94,930	28,420	94,400	26,660
Transient RV sites	N/M	22,280	N/M	24,370	N/M	20,350	N/M	22,060
Total	98,620	54,370	98,340	54,400	94,930	48,770	94,400	48,720

MH & Annual RV Occupancy
Occupancy(a)	97.3%	100.0%	96.6%	100.0%	97.1%	100.0%	97.2%	100.0%
Monthly base rent per site	$670	$593	$630	$546	$635	$555	$607	$516
% change in monthly base rent(b)	6.4%	8.7%	N/A	N/A	4.6%	7.6%	N/A	N/A

Rental Program Statistics included in MH:
Number of occupied sites, end of period(c)	10,010	N/A	9,310	N/A	8,930	N/A	9,570	N/A
Monthly rent per site - MH Rental Program	$1,292	N/A	$1,221	N/A	$1,225	N/A	$1,117	N/A
% change(c)	5.8%	N/A	N/A	N/A	9.7%	N/A	N/A	N/A
N/M = Not meaningful. N/A = Not applicable.
(a) Same Property adjusted blended occupancy for MH and RV increased to 98.9% at December 31, 2023, from 96.6% at December 31, 2022. The 230 basis point increase was driven by MH expansion fills and the conversion of transient RV sites to annual sites. Same Property blended occupancy for MH and RV was 97.9% at December 31, 2023, from 97.4% at December 31, 2022. Same Property adjusted blended occupancy for MH and RV increased to 98.6% at December 31, 2022, from 96.8% at December 31, 2021. The 180 basis point increase was driven by MH expansion fills and the conversion of transient RV sites to annual sites. Same Property blended occupancy for MH and RV was 97.8% at December 31, 2022 and 2021.
(b) Calculated using actual results without rounding.
(c) Occupied rental program sites in Same Property are included in total sites.

For the years ended December 31, 2023 and 2022:
•The Same Property data includes all properties that we have owned and operated continuously since January 1, 2022 exclusive of ground-up development and redevelopment properties recently completed or under construction, and other properties as determined by management.
•The MH segment's increase in NOI of $39.0 million, or 6.8% when compared to the same period in 2022, is primarily due to an increase in Real property (excluding transient) revenue of $54.2 million, or 7.0%. Real property (excluding transient and other) revenue increased primarily due to a 6.4% increase in monthly base rent.
•The RV segment's increase in NOI of $13.5 million, or 4.8% when compared to the same period in 2022, is primarily due to an increase in Real property (excluding transient) revenue of $35.7 million, or 15.6%, primarily due to an 8.7% increase in monthly base rent and conversions of transient RV sites to annual RV sites.
•The Marina segment increase in NOI of $24.7 million, or 11.7% when compared to the same period in 2022, is primarily due to a $23.6 million, or 7.8% increase in Real property (excluding transient) revenue.

For the years ended December 31, 2022 and 2021:
•The Same Property data includes all properties that we owned and operated continuously since January 1, 2021, exclusive of ground-up development and redevelopment properties recently completed or under construction, and other properties as determined by management.
•The MH segment's increase in NOI of $17.8 million, or 3.3% when compared to the same period in 2021, is primarily due to an increase in Real property (excluding transient) revenue of $33.3 million, or 4.6%. Real property (excluding transient and other) revenue increased due to a 4.6% increase in monthly base rent.
•The RV segment's increase in NOI of $24.4 million, or 10.3% when compared to the same period in 2021, is primarily due to an increase in Real property - transient revenue of $24.7 million, or 13.1%, due to a 7.6% increase in monthly base rent and conversions of transient RV sites to annual RV sites.
•The Marina segment increase in NOI of $11.5 million, or 7.7% when compared to the same period in 2021, is primarily due to a $16.7 million, or 7.8% increase in Real property (excluding transient) revenue.

SUN COMMUNITIES, INC.
Home Sales Summary

We sell new and pre-owned homes to current and prospective residents and customers in our communities. This inventory is purchased from manufacturers, lenders, dealers, former residents or customers.

The following table reflects certain financial and statistical information for our Home Sales Program for the years ended December 31, 2023 and 2022 (in millions, except for average selling prices and other information):

	Year Ended
	December 31, 2023	December 31, 2022	Change	% Change
North America
Home sales	$233.8	$275.4	$(41.6)	(15.1)%
Home cost and selling expenses	178.7	203.3	(24.6)	(12.1)%
NOI	$55.1	$72.1	$(17.0)	(23.6)%
NOI margin %	23.6%	26.2%	(2.6)%

UK(a)
Home sales	$186.1	$190.4	$(4.3)	(2.3)%
Home cost and selling expenses	116.7	107.9	8.8	8.2%
NOI	$69.4	$82.5	$(13.1)	(15.9)%
NOI margin %	37.3%	43.3%	(6.0)%

Total
Home sales	$419.9	$465.8	$(45.9)	(9.9)%
Home cost and selling expenses	295.4	311.2	(15.8)	(5.1)%
NOI	$124.5	$154.6	$(30.1)	(19.5)%
NOI margin %	29.6%	33.2%	(3.5)%

Units Sold:*
North America	2,565	3,212	(647)	(20.1)%
UK(a)	2,857	2,343	514	21.9%
Total home sales	5,422	5,555	(133)	(2.4)%

Average Selling Price:*
North America	$91,150	$85,741	$5,409	6.3%
UK(a)	$65,138	$81,263	$(16,125)	(19.8)%
(a) UK amounts for the year ended December 31, 2022 cover the period from April 8, 2022 (date of acquisition) through December 31, 2022.

NOI - North America
For the year ended December 31, 2023, the 23.6% decrease in NOI is primarily driven by a 20.1% decrease in total home sales volume as compared to the same period in 2022.

NOI - UK
For the year ended December 31, 2023, the 15.9% decrease in NOI is primarily driven by a 19.8% decrease in average selling price, partially offset by a full period of activity related to our properties in the UK during the current period as compared to a shorter period of activity from the date of acquisition of Park Holidays on April 8, 2022 through December 31, 2022.

SUN COMMUNITIES, INC.
Other Items - Statements of Operations(1)

The following table summarizes other income and expenses for the years ended December 31, 2023 and 2022 (amounts in millions):

	Year Ended
	December 31, 2023	December 31, 2022	Change	% Change
Service, retail, dining and entertainment, net	$53.9	$58.9	$(5.0)	(8.5)%
Interest income	$45.4	$35.2	$10.2	29.0%
Brokerage commissions and other, net	$60.6	$34.9	$25.7	73.6%
General and administrative expense	$270.2	$256.8	$13.4	5.2%
Catastrophic event-related charges, net	$3.8	$17.5	$(13.7)	(78.3)%
Business combinations	$3.0	$24.7	$(21.7)	(87.9)%
Depreciation and amortization	$660.0	$601.8	$58.2	9.7%
Asset impairments	$10.1	$3.0	$7.1	236.7%
Goodwill impairment	$369.9	$—	$369.9	N/A
Loss on extinguishment of debt	$—	$4.4	$(4.4)	(100.0)%
Interest expense	$325.8	$229.8	$96.0	41.8%
Interest on mandatorily redeemable preferred OP units / equity	$3.3	$4.2	$(0.9)	(21.4)%
Loss on remeasurement of marketable securities	$(16.0)	$(53.4)	$37.4	(70.0)%
Gain / (loss) on foreign currency exchanges	$(0.3)	$5.4	$(5.7)	N/M
Gain on dispositions of properties	$11.0	$12.2	$(1.2)	(9.8)%
Other expense, net	$(7.5)	$(2.1)	$(5.4)	257.1%
Loss on remeasurement of notes receivable	$(106.7)	$(0.8)	$(105.9)	N/M
Income from nonconsolidated affiliates	$16.0	$2.9	$13.1	N/M
Loss on remeasurement of investment in nonconsolidated affiliates	$(4.2)	$(2.7)	$(1.5)	(55.6)%
Current tax expense	$(14.5)	$(10.3)	$(4.2)	40.8%
Deferred tax benefit	$22.9	$4.2	$18.7	N/M
Preferred return to preferred OP units / equity interests	$12.3	$11.0	$1.3	11.8%
Income / (loss) attributable to noncontrolling interests	$(8.1)	$10.8	$(18.9)	(175.0)%
(1) Only items determined by management to be material, of interest, or unique to the periods disclosed above are explained below.
N/M = Not meaningful.

Interest income - for the year ended December 31, 2023, increased primarily due to a larger loan balance provided to Royale Holdings Group HoldCo Limited, a real estate operator, to fund investing and financing activities in the current period as compared to the same periods in 2022.

Brokerage commissions and other, net - for the year ended December 31, 2023, increased primarily due to the receipt of business interruption insurance recoveries of $20.2 million, net of deductibles, in connection with Hurricane Ian. Refer to Note 17, "Commitments and Contingencies," in our accompanying Consolidated Financial statements for additional information.

Catastrophic event-related charges, net - for the year ended December 31, 2023, was an expense of $3.8 million, compared to an expense of $17.5 million in 2022. The expense in 2023 was primarily due to an asset impairment charge of $7.0 million driven by flooding at an RV community in New Hampshire, partially offset by the receipt of insurance recoveries related to Hurricane Irma, compared to impairment charges in 2022 related to damaged property from Hurricane Ian. Refer to Note 17, "Commitments and Contingencies," in our accompanying Consolidated Financial Statements for additional information.

Business combinations - for the year ended December 31, 2023, decreased primarily as a result of no new acquisitions accounted for as business combinations during 2023 as compared to the same period in 2022. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

Goodwill impairment - for the year ended December 31, 2023, was due to goodwill impairment charges driven by a decline in the fair value of our United Kingdom reporting unit within the MH segment. Refer to Note 6, "Goodwill and Other Intangible Assets," and Note 22, "Quarterly Financial Data (Unaudited and Restated)," in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.
Interest expense - for the year ended December 31, 2023, increased due to the higher carrying balance of debt and increased interest rates as compared to the same period in 2022. Refer to Note 9, "Debt and Line of Credit," in our accompanying Consolidated Financial Statements for additional information.

Loss on remeasurement of marketable securities - for the year ended December 31, 2023, was a loss of $16.0 million, as compared to a loss of $53.4 million during the same period in 2022 due to the fluctuation in the price of publicly traded marketable securities we owned. During the year ended December 31, 2023, we sold all of these marketable securities. Refer to Note 16, "Fair Value of Financial Instruments," in our accompanying Consolidated Financial Statements for additional information.

Loss on remeasurement of notes receivable - for the year ended December 31, 2023, was a loss of $106.7 million, as compared to a loss of $0.8 million during the same period in 2022 due to an impairment charge of $102.9 million recorded in 2023 related to our note receivable from the Royale Holdings Group HoldCo Limited. Refer to Note 4, "Notes and Other Receivables," in our accompanying Consolidated Financial Statements for additional information.

Income from nonconsolidated affiliates - for the year ended December 31, 2023, increased as compared to 2022, primarily due to the gain recognized on the disposition of our investment in Rezplot of $15.3 million in 2023. Refer to Note 7, "Investments in Nonconsolidated Affiliates," in our accompanying Consolidated Financial Statements for additional information.

Deferred tax benefit - for the year ended December 31, 2023, increased primarily due to additional deferred interest deductions at our UK operations compared to the same period in 2022. Refer to Note 13, "Income Taxes," in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.
RECONCILIATION OF NET INCOME ATTRIBUTABLE TO SUI COMMON SHAREHOLDERS TO FFO

The following table reconciles Net income / (loss) attributable to SUI common shareholders to FFO for the years ended December 31, 2023, 2022 and 2021 (in millions, except for per share amounts):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net Income / (Loss) Attributable to SUI Common Shareholders	$(213.3)	$242.0	$380.2
Adjustments
Depreciation and amortization	657.2	599.6	521.9
Depreciation on nonconsolidated affiliates	0.2	0.1	0.1
Asset impairments	10.1	3.0	—
Goodwill impairment	369.9	—	—
(Gain) / loss on remeasurement of marketable securities	16.0	53.4	(33.5)
Loss on remeasurement of investment in nonconsolidated affiliates	4.2	2.7	0.2
(Gain) / loss on remeasurement of notes receivable	106.7	0.8	(0.7)
Loss on remeasurement of collateralized receivables and secured borrowings, net	0.4	—	—
Gain on dispositions of properties, including tax effect	(8.9)	(12.2)	(108.1)
Add: Returns on preferred OP units	11.8	9.5	4.0
Add: Income attributable to noncontrolling interests	(8.1)	10.4	14.7
Gain on dispositions of assets, net	(38.0)	(54.9)	(60.5)
FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities(1)	$908.2	$854.4	$718.3

Adjustments
Business combination expense	3.0	24.7	1.3
Acquisition and other transaction costs(2)	25.3	22.7	8.7
Loss on extinguishment of debt	—	4.4	8.1
Catastrophic event-related charges, net	3.8	17.5	2.2
Loss of earnings - catastrophic event-related charges, net(3)	2.1	4.8	0.2
(Gain) / loss on foreign currency exchanges	0.3	(5.4)	3.7
Other adjustments, net(4)	(27.4)	0.4	16.2
Core FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities(1)	$915.3	$923.5	$758.7

Weighted Average Common Shares Outstanding - Diluted	128.9	125.6	116.5

FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities Per Share	$7.05	$6.80	$6.16

Core FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities Per Share	$7.10	$7.35	$6.51
(1)Excludes the effect of certain anti-dilutive convertible securities.
(2)These costs represent (i) nonrecurring integration expenses associated with acquisitions during the years ended December 31, 2023, and 2022, (ii) costs associated with potential acquisitions that will not close, (iii) costs associated with the termination of the bridge loan commitment during the three months ended March 31, 2022 related to the acquisition of Park Holidays, (iv) expenses incurred to bring recently acquired properties up to our operating standards, including items such as tree trimming and painting costs that do not meet our capitalization policy, and (v) other non-recurring transaction costs.
(3)Loss of earnings - catastrophic event-related charges, net for the year ended December 2023 included the following:

Year Ended
December 31, 2023
Hurricane Ian - Three Fort Myers, Florida RV communities impaired
Estimated loss of earnings in excess of the applicable business interruption deductible	$21.9
Insurance recoveries received for previously estimated loss of earnings through August 31, 2023	(19.7)
Hurricane Irma - Three Florida Keys communities impaired
Estimated loss of earnings in excess of the applicable business interruption deductible	0.5
Reversal of unpaid previously estimated loss of earnings that we do not expect to recover	(0.6)
Loss of earnings - catastrophic event-related charges, net	$2.1
(4)Other adjustments, net relates primarily to (i) deferred tax expense / (benefit) and long term lease termination expense / (benefit) during the years ended December 31, 2023, 2022 and 2021, (ii) accelerated deferred compensation amortization and gain on sale of investment in nonconsolidated affiliate during the years ended December 31, 2023 and 2022, (iii) non-recurring management fees, severance costs, and ERP implementation costs during the year ended December 31, 2023, (iv) change in estimated contingent consideration during the years ended December 31, 2023 and December 31, 2021, (v) gain from legal settlement during the year ended December 31, 2022 and (vi) RV rebranding non-recurring costs for the years ended December 31, 2022 and 2021.

SUN COMMUNITIES, INC.
LIQUIDITY AND CAPITAL RESOURCES

Short-term Liquidity

Our principal short-term liquidity demands historically have been, and are expected to continue to be, distributions to our shareholders and the unit holders of the Operating Partnership, property acquisitions, development and expansion of our properties, capital improvement of our properties, the purchase of new and pre-owned homes, and debt repayment. We intend to meet our short-term liquidity requirements through available cash balances, cash flow generated from operations, draws on our Senior Credit Facility, and the use of debt and equity offerings under our shelf registration statement. Refer to Note 9, "Debt and Line of Credit" and Note 10, "Equity and Temporary Equity" and Note 21, "Subsequent Events," in our accompanying Consolidated Financial Statements for additional information and related activity subsequent to December 31, 2023.

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

Throughout our history, we have demonstrated operational reliability and cash flow strength throughout economic cycles. Our current objectives include streamlining our operations with an emphasis on our reliable real property income. We recognize the headwinds we are facing from a challenging macroeconomic environment and are re-aligning our strategy to focus on our proven, durable income streams. We are positioned for ongoing organic growth with expected rental rate increases, occupancy gains and expense management. Looking ahead to 2024, we expect rental rate growth that exceeds headline inflation with ongoing focus on expense management to continue generating strong organic cash flow growth.

Given a macroeconomic backdrop of sustained higher interest rates, we intend to prioritize variable rate debt reduction as our primary use of free cash flow from our operations and selective capital recycling. In addition, we are pulling back on our development activity and capital spending considering the more challenging macroeconomic and capital market environment. Capital spending besides projects that are underway, will be solely focused on the most strategic opportunities. We also attempt to manage interest rate risks by using interest rate hedging instruments and by monitoring our overall leverage levels. We engage in certain hedging transactions to limit our exposure from the adverse effects of changes in interest rates on borrowing costs of our loans.

Acquisition, development and expansion activities

Subject to market conditions, we intend to selectively identify opportunities to expand our development pipeline and acquire existing properties. We finance acquisitions through available cash, secured financing, draws on our Senior Credit Facility, the assumption of existing debt on properties and the issuance of debt and equity securities. The current higher interest rate environment may make it more expensive to finance acquisitions and fund developments and expansion. We will continue very selectively to evaluate acquisition and development opportunities that meet our underwriting criteria.

During the year ended December 31, 2023, we acquired one MH community with 68 sites and 72 development sites, and one marina with 24 wet slips and dry storage spaces, for an aggregate purchase price of approximately $107.0 million. Total acquisition investments were $368.7 million during the year ended December 31, 2023, and represents the purchase price paid for operating properties and land parcels for future ground-up development and expansions activities, plus any capital improvements identified during due diligence needed to bring acquired properties up to our operating standards.

We have been focused on property ground-up development and expansion opportunities adjacent to our existing properties. During the year ended December 31, 2023, we acquired four land parcels located in the U.S. and the UK for the potential development of over 1,350 sites, expanded 14 of our existing communities by over 440 sites and delivered 360 sites at five ground-up development properties.

SUN COMMUNITIES, INC.
We continue to selectively expand our properties utilizing our inventory of owned and entitled land. We have over 17,980 MH and RV sites suitable for future development.

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

Our capital expenditure activity is summarized as follows (in millions):

	Year Ended
	December 31, 2023	December 31, 2022
Recurring Capital Expenditures	$87.3	$73.8

Non-Recurring Capital Expenditures and Related Activities
Lot Modifications	54.9	39.1
Growth Projects	104.5	99.5
Rebranding	4.7	15.0
Capital improvements to recent acquisitions	215.3	280.3
Expansion and Development	276.3	261.8
Rental Program	260.9	151.1
Other	(0.9)	0.4
Total Non-Recurring Capital Expenditure and Related Activities	915.7	847.2
Total Capital Expenditure and Related Activities	$1,003.0	$921.0

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

SUN COMMUNITIES, INC.
Expansion and development expenditures - consist primarily of construction costs such as roads, activities, and amenities, and costs necessary to complete site improvements, such as driveways, sidewalks and landscaping at our MH and RV communities. Expenditures also include costs to rebuild after damage has been incurred at MH, RV or marina properties, and research and development.

Rental program - consists of investment in the acquisition of homes intended for the Rental Program and the purchase of vacation rental homes at our RV communities. Expenditures for these investments depend upon the condition of the markets for repossessions and new home sales, rental homes and vacation rental homes.

Cash Flow Activities

Our cash flow activities are summarized as follows (in millions):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net Cash Provided by Operating Activities	$790.5	$734.9	$753.6
Net Cash Used for Investing Activities	$(919.5)	$(3,062.6)	$(2,338.2)
Net Cash Provided by Financing Activities	$80.3	$2,348.6	$1,570.4
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$1.0	$(8.7)	$(0.2)

Cash, cash equivalents and restricted cash decreased by $47.7 million from $90.4 million as of December 31, 2022, to $42.7 million as of December 31, 2023.

Operating activities - Net cash provided by operating activities increased by $55.6 million to $790.5 million for the year ended December 31, 2023, compared to $734.9 million for the year ended December 31, 2022. The increase in operating cash flow was primarily due to improved Same Property operating performance at our MH and RV communities and marinas, partially offset by an increase in interest expense during the year ended December 31, 2023 as compared to the corresponding period in 2022.

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

Investing activities - Net cash used for investing activities decreased by $2.1 billion to $919.5 million for the year ended December 31, 2023, compared to $3.1 billion for the year ended December 31, 2022. The decrease in Net cash used for investing activities was primarily driven by a decrease in cash deployed to acquire properties during the year ended December 31, 2023 as compared to the corresponding period in 2022. Refer to the Consolidated Statements of Cash Flows for detail on the net cash used for investing activities during the years ended December 31, 2023 and 2022. Refer to Note 3, "Real Estate Acquisitions and Dispositions" and Note 21, "Subsequent Events," in our accompanying Consolidated Financial Statements for additional information on acquisitions and investment activity subsequent to December 31, 2023.

Financing activities - Net cash provided by financing activities decreased by $2.3 billion to $80.3 million for the year ended December 31, 2023, compared to $2.3 billion for the year ended December 31, 2022. The decrease in Net cash provided by financing activities was primarily driven by a decrease in borrowings on our Senior Credit Facility, net of repayments, a decrease in issuance of common stock, OP units and preferred OP units, net, during the year ended December 31, 2023 as compared to the corresponding period in 2022. Refer to the Consolidated Statements of Cash Flows for detail on the net cash provided by financing activities during the years ended December 31, 2023 and 2022. Refer to Note 8, "Consolidated Variable Interest Entities," Note 9, "Debt and Line of Credit" and Note 10, "Equity and Temporary Equity," in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.
We are exposed to interest rate variability associated with our outstanding floating rate debt and any maturing debt that has to be refinanced. Interest rate movements impact our borrowing costs and, while as of December 31, 2023, over 84% of our total debt was fixed rate financing, including the impact of hedge activity, increases in interest costs are likely to adversely affect our financial results.

Equity and Debt Activity

Public Equity Offerings

In November 2021, we entered into forward sale agreements in connection with an underwritten registered public offering of 4,025,000 shares of our common stock at a public offering price of $185.00 per share. In April 2022, we completed the physical settlement of the 4,025,000 shares of common stock and received aggregate net proceeds of $705.4 million. We used the net proceeds to repay borrowings outstanding under our Senior Credit Facility, and for working capital and general corporate purposes.

At the Market Offering Sales Agreement

In December 2021, we entered into an At the Market Offering Sales Agreement (the "Sales Agreement"), with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock through the sales agents, acting as our sales agents or, if applicable, as forward sellers, or directly to the sales agents as principals for their own accounts. We simultaneously terminated our prior sales agreement upon entering into the Sales Agreement. Through December 31, 2023, we had entered into forward sales agreements under our Sales Agreement for an aggregate gross sales price of $160.6 million.

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

Marketable Securities

In October 2023, we sold our 41.8 million share position in Ingenia Communities Group (ASX: INA), generating $102.5 million of proceeds, net of underwriting and other fees, with a realized loss of $8.0 million. The proceeds were used to pay down amounts drawn under our Senior Credit Facility.

Secured Debt

During the three months ended December 31, 2023, we entered into new mortgage term loans for $252.8 million that mature in November 1, 2030 and bear interest at a fixed rate of 6.49%. As a result of the new mortgage term loans, two additional properties were encumbered. We used the proceeds to repay $117.8 million of mortgage term loans that matured on November 30, 2023 and pay down amounts drawn under our Senior Credit Facility. The effective interest rate on the new secured loans is 6.251% inclusive of the impact of the aforementioned terminated swap of $50.0 million.

SUN COMMUNITIES, INC.
During the three months ended March 31, 2023, we entered into mortgage term loans totaling $184.1 million related to 27 properties which mature between February 13, 2026 and April 1, 2033, and have a weighted average fixed interest rate of 5.39%. We used the net proceeds to repay borrowings outstanding under our Senior Credit Facility.

During the year ended December 31, 2022, we entered into a new $20.6 million construction loan, which was undrawn as of December 31, 2023, and a $3.4 million mortgage term loan that are jointly secured by one property. Both loans mature on August 10, 2047 and have a fixed interest rate of 3.65%. Additionally, we entered into a mortgage term loan of $226.0 million related to 18 existing encumbered properties, which mature between June 15, 2026 and December 15, 2029, and have a fixed interest rate of 4.5%.

During the three months ended September 30, 2022, we repaid $318.0 million of term loans collateralized by 35 properties. These loans had a weighted average interest rate of 4.81% and were set to mature from December 6, 2022 through September 6, 2024.

Senior Unsecured Notes

Subsequent to the three months ended December 31, 2023, the Operating Partnership issued $500.0 million of senior unsecured notes with an interest rate of 5.5% and a five-year term, due January 15, 2029. The net proceeds from the offering were $495.4 million, after deducting underwriters' discounts and estimated offering expenses. We used the majority of the net proceeds to repay borrowings outstanding under our Senior Credit Facility, reducing our floating-rate debt to total debt to approximately 10%. In connection with the note issuance, we settled seven forward swap contracts totaling $255.0 million and paid a net settlement payment of $2.3 million to several counterparties. Refer to Note 21, "Subsequent Events," in our accompanying Consolidated Financial Statements for additional information.

The following table sets forth certain information regarding our outstanding senior unsecured notes (in millions). All senior unsecured notes include interest payments on a semi-annual basis in arrears.

		Carrying Amount
	Principal Amount	December 31, 2023	December 31, 2022
5.7% notes, issued in January 2023 and due in January 2033(1)	$400.0	$395.7	$—
4.2% notes, issued in April 2022 and due in April 2032	600.0	592.6	591.8
2.3% notes, issued in October 2021 and due in November 2028	450.0	446.8	446.2
2.7% notes, issued in June 2021 and October 2021, and due in July 2031	750.0	742.4	741.6
Total	$2,200.0	$2,177.5	$1,779.6
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

The Senior Credit Facility bears interest at a floating rate based on the Adjusted Term Secured Overnight Financing Rate ("SOFR"), the Adjusted Eurocurrency Rate, the Australian Bank Bill Swap Bid Rate ("BBSY"), the Daily Sterling Overnight Index Average ("SONIA") Rate or the Canadian Dollar Offered Rate, as applicable, plus a margin, in all cases, which can range from 0.725% to 1.6%, subject to certain adjustments. As of December 31, 2023, the margins based on our credit ratings were 0.85% on the revolving loan facility and 0.95% on the term loan facility.

At the lenders' option, the Senior Credit Facility will become immediately due and payable upon an event of default under the Credit Facility Agreement. We had $944.1 million and $1.1 billion of borrowings outstanding under the revolving loan as of December 31, 2023 and 2022, respectively. We also had $1.1 billion of borrowings outstanding under the term loan on the Senior Credit Facility as of December 31, 2023 and 2022, respectively. These balances are recorded in Unsecured debt on the Consolidated Balance Sheets.

The Senior Credit Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under the Senior Credit Facility, but does reduce the borrowing amount available. We had $26.2 million and $2.6 million of outstanding letters of credit at December 31, 2023 and 2022, respectively.

Financial Covenants

Pursuant to the terms of the Senior Credit Facility, we are subject to various financial and other covenants. The most restrictive financial covenants for the Senior Credit Facility are as follows:

Covenant	Requirement	As of December 31, 2023
Maximum leverage ratio	<65.0%	35.9%
Minimum fixed charge coverage ratio	>1.40	3.02
Maximum secured leverage ratio	<40.0%	13.8%

In addition, we are required to maintain the following covenants with respect to the senior unsecured notes payable:

Covenant	Requirement	As of December 31, 2023
Total debt to total assets	≤60.0%	41.7%
Secured debt to total assets	≤40.0%	18.9%
Consolidated income available for debt service to debt service	≥1.50	3.97
Unencumbered total asset value to total unsecured debt	≥150.0%	335.2%

As of December 31, 2023, we were in compliance with the above covenants and do not anticipate that we will be unable to meet these covenants in the near term.

SUN COMMUNITIES, INC.
Derivative Transactions

We enter into treasury rate lock contracts, interest rate swaps, and forward swaps for interest rate risk management purposes. We do not enter into derivative instruments for speculative purposes. The risks being hedged are the interest rate risk related to outstanding floating rate debt and forecasted debt issuance transactions, and the benchmark interest rates used are the SOFR and the SONIA Rate.

Subsequent to the three months ended December 31, 2023, in connection with the issuance of $500.0 million of senior unsecured notes with an interest rate of 5.5% and a five-year term, due January 15, 2029, we settled seven forward swap contracts totaling $255.0 million and paid a net settlement payment of $2.3 million to several counterparties. Refer to Note 21, "Subsequent Events," in our accompanying Consolidated Financial Statements for additional information.

During the year ended December 31, 2023, we entered into derivative contracts with aggregate notional amounts of $582.3 million and terminated derivative contracts with aggregate notional amounts of $300.0 million and received an aggregate cash settlement of $13.4 million.

During the year ended December 31, 2022, we entered into derivative contracts with aggregate notional amounts of $733.6 million, and terminated derivative contracts with aggregate notional amounts of $600.0 million and received an aggregate cash settlement of $35.3 million.

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

As of December 31, 2023, we had unrestricted cash on hand of $29.2 million, $2.0 billion of remaining capacity on the Senior Credit Facility, and a total of 511 unencumbered MH, RV and marina properties.

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

As of December 31, 2023, our net debt to enterprise value was 30.9% (assuming conversion of all common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series C preferred OP units, Series D preferred OP units, Series E preferred OP units, Series F preferred OP units, Series G preferred OP units, Series H preferred OP units, Series J preferred OP units, Series K preferred OP units and Series L preferred OP units to shares of common stock). Our debt has a weighted average interest rate of 4.23% and a weighted average years to maturity of 6.8.

SUN COMMUNITIES, INC.
Capital Requirements

Our capital requirements as of December 31, 2023 include both short and long term obligations:

Our primary long-term liquidity needs are principal payments on outstanding debt as summarized in the table below:

	Payments Due By Period (in millions)
Outstanding Debt(1)	Total Due	Short-term Obligation ≤1 Year	Long-term Obligation After 1 Year	Refer to
Principal payments on long-term debt	$7,816.4	$195.4	$7,621.0	Note 9. Debt and Line of Credit
Interest expense(2)	1,712.9	229.3	1,483.6
Operating leases	296.2	13.9	282.3	Note 18. Leases
Finance lease	28.1	4.6	23.5	Note 18. Leases
Total Outstanding Debt	$9,853.6	$443.2	$9,410.4
(1)Our outstanding debt in this table excludes debt premiums, discounts, deferred financing costs and fair value adjustment, as applicable.
(2)Our obligations related to interest expense are calculated based on the current debt levels, rates and maturities as of December 31, 2023 (including finance leases), and actual payments required in future periods may be different than the amounts included above. Perpetual securities include one year of interest expense for payment due after five years.

Certain of our nonconsolidated affiliates, which are accounted for under the equity-method of accounting, have incurred debt. We have not guaranteed the debt of our nonconsolidated affiliates in the arrangements referenced below, nor do we have any obligations to fund this debt should the nonconsolidated affiliates be unable to do so. Refer to Note 7, "Investments in Nonconsolidated Affiliates," in the accompanying Consolidated Financial Statements for additional information about these entities.

GTSC - During September 2019, GTSC entered into a warehouse line of credit with a maximum loan amount of $125.0 million. The line of credit was subsequently amended, with the maximum amount increased to $325.0 million as of December 31, 2022, with an option to increase to $375.0 million subject to the lender's consent. As of December 31, 2023 and 2022, the aggregate carrying amount of debt, including both our and our partner's share, incurred by GTSC was $261.3 million (of which our proportionate share is $104.5 million), and $275.0 million (of which our proportionate share is $110.0 million), respectively. The debt bears interest at a variable rate based on a Commercial Paper or adjusted SOFR plus a margin ranging from 1.65% to 2.5% per annum and matures on December 15, 2026.

Sungenia JV - During May 2020, Sungenia JV, entered into a debt facility agreement with a maximum loan amount of $27.0 million Australian dollars, or $18.4 million converted at the December 31, 2023 exchange rate. During July 2022, the maximum amount was increased to $50.0 million Australian dollars, or $34.1 million converted at the December 31, 2023 exchange rate. As of December 31, 2023 and 2022, the aggregate carrying amount of the debt, including both our and our partners' share, incurred by Sungenia JV was $25.2 million (of which our proportionate share is approximately $12.6 million), and $7.9 million (of which our proportionate share is $4.0 million), respectively. The debt bears interest at a variable rate based on the BBSY rate plus a margin ranging from 1.35% to 1.4%, subject to adjustment for additional future commitments, per annum and matures on June 30, 2027.

SUN COMMUNITIES, INC.
SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

Critical Accounting Estimates

Our Consolidated Financial Statements are prepared in accordance with United States of America generally accepted accounting principles, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

Our significant accounting estimates include acquisitions of investment properties, impairments of long-lived assets, and impairments of goodwill. Refer to Note 1, "Significant Accounting Policies," in our accompanying Consolidated Financial Statements for information regarding our critical accounting estimates that affect the Consolidated Financial Statements and that use judgments and assumptions. In certain situations, we discuss the likelihood that materially different amounts could be reported under varied conditions and assumptions.

Goodwill Impairment

In performing goodwill impairment testing, we utilize a third-party valuation specialist to assist management in determining the fair value of our reporting units. The fair value of each reporting unit is estimated based on a combination of discounted cash flows (income approach) and the use of pricing multiples derived from an analysis of comparable public companies multiplied against historical and / or anticipated financial metrics (market approach) for each reporting unit. These calculations contain uncertainties as they require management to make assumptions including, but not limited to, market comparables, future cash flows of the reporting units, and appropriate weighted average cost of capital and long-term growth rates. A decline in the actual cash flows of our reporting units in future periods, as compared to the projected cash flows used in our valuations, could result in the carrying value of the reporting units exceeding their respective fair values. Further, a change in market comparables, discount rate or long-term growth rates, as a result of a change in economic conditions or otherwise, could result in the carrying values of the reporting units exceeding their respective fair values. Refer to Note 6, "Goodwill and Other Intangible Assets," in our accompanying Consolidated Financial Statements for additional information regarding goodwill.

During the year ended December 31, 2023, we performed qualitative and quantitative assessments of our goodwill balance for potential impairment in accordance with ASC 350-20, "Goodwill and Other." As a result of our impairment testing, we determined that the fair value of the UK reporting unit was below its carrying value during the first, second and third quarters, and recorded aggregate non-cash impairment charges of $369.9 million. The decline in the fair value of the UK reporting unit was primarily driven by a higher weighted average cost of capital due to changes in the macroeconomic environment, as well as inflationary pressures in the UK causing a decline in projected future cash flows in the region. Refer to Note 22, "Quarterly Financial Data (Unaudited and Restated)," in our accompanying Consolidated Financial Statements for additional information regarding amounts reported for interim periods.

We performed a sensitivity analysis for the significant assumptions in the goodwill impairment testing analysis for our UK reporting unit. As of December 31, 2023, holding all other assumptions constant and as determined by the income approach:

•A hypothetical increase of approximately 70 basis points to the discount rate would result in goodwill impairment of approximately $32.0 million;
•A hypothetical decrease in the expected average annual revenue growth rate of approximately 40 basis points over the entire forecast period would result in goodwill impairment of approximately $32.0 million;
•A hypothetical decrease of approximately 280 basis points in the expected EBITDA margins in each year over the entire forecast period would result in goodwill impairment of approximately $32.0 million.

Our other reporting units are less sensitive to changes in macroeconomic factors and forecast assumptions than our UK reporting unit due to greater excess of fair value over carrying value. For the Marina reporting unit, we concluded that the fair value exceeded its carrying value by over 19% as of October 31, 2023. We did not identify a triggering event in any other reporting unit.

Impact of New Accounting Standards

Refer to Note 20, "Recent Accounting Pronouncements," in our accompanying Consolidated Financial Statements for information regarding new accounting pronouncements.

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

Our variable rate debt totaled $1.3 billion and $1.7 billion as of December 31, 2023 and 2022, respectively, after adjusting for the impact of hedging in place through the use of interest rate swaps. As of December 31, 2023 and 2022, our variable debt bore interest at the Adjusted Term SOFR, the Adjusted Eurocurrency Rate, the Australian BBSY rate, the Daily SONIA Rate or the Canadian Dollar Offered Rate, and the Eurodollar rate or Prime rate plus a margin. If the above rates increased or decreased by 1.0%, our interest expense would have increased or decreased by $13.8 million and $14.2 million for the years ended December 31, 2023 and 2022, respectively, based on the $1.4 billion average balances outstanding under our variable rate debt facilities for the years ended December 31, 2023 and 2022, respectively. Our variable rate debt, interest expense and average balance outstanding under our variable rate debt facility includes the impact of hedge activity.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the risk that fluctuations in currencies against the U.S. dollar will negatively impact our results of operations. We are exposed to foreign currency exchange rate risk as a result of remeasurement and translation of the assets and liabilities of our properties in the UK and Canada, and our joint venture in Australia, into U.S. dollars. Fluctuations in foreign currency exchange rates can therefore create volatility in our results of operations and may adversely affect our financial condition.

At December 31, 2023 and 2022, our shareholder's equity included $893.9 million and $1.2 billion from our investments and operations in the UK, Canada, and Australia, which collectively represented 12.5% and 14.9% of total shareholder's equity, respectively. Based on our sensitivity analysis, a 10.0% strengthening of the U.S. dollar against the Pound sterling, Canadian dollar and Australian dollar would have caused a reduction of $89.4 million and $117.9 million to our total shareholder's equity at December 31, 2023 and 2022, respectively.

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
DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report was made under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.

Based upon this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting, as described below.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, utilizing the criteria discussed in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2023. Based on management's assessment, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2023, due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2023, there was a material weakness relating to the design of management's review controls and failure to identify triggering events including reduced financial projections and increased interest rates, relevant to the evaluation of goodwill impairment relating to our Park Holidays business within the MH segment.

The effectiveness of our internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report included herein. This report contains an adverse opinion on the effectiveness of our internal control over financial reporting.

SUN COMMUNITIES, INC.
Plan for remediation of the material weakness

The Company and its Board of Directors are committed to maintaining a strong internal control environment. Management, with oversight from the Audit Committee of the Board of Directors, has begun developing a comprehensive plan to remediate the material weakness. Remediation efforts are focused on more rigorous policies and procedures and sufficiency of reviews for the Company's evaluation of goodwill for impairment. These efforts will include enhanced education and training from third party specialists, development of a continuous process for monitoring, assessment and communication, as well as involvement of additional key stakeholders in reviews.

We will not be able to conclude whether these efforts will fully remediate the material weakness until the updated controls have operated for a sufficient period of time and management has concluded, through testing, that such controls are operating effectively.

Changes in internal control over financial reporting

Except as discussed above, there were no changes in internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

SUN COMMUNITIES, INC.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to the general instructions of Item 401 of Regulation S-K, certain information regarding our executive officers is contained in Part I of this Form 10-K. Unless provided in an amendment to this Annual Report on Form 10-K, the other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2024 annual meeting (the "Proxy Statement,") including the information set forth under the captions "Proposal No.1 Election of Directors - Consideration of Director Nominees," "Corporate Governance - Board of Directors," "Corporate Governance - Board of Directors - Board Structure - Committees of the Board of Directors," "Security Ownership Information - Security Ownership of Directors and Executive Officers," and "Information About Executive Officers - Executive Officers Biographies."

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

ITEM 16. FORM 10-K SUMMARY

None.

SUN COMMUNITIES, INC.
EXHIBITS

Exhibit Number	Description	Method of Filing
3.1	Sun Communities, Inc. Articles of Restatement	Incorporated by reference to Exhibit 3.1 of Sun Communities, Inc.'s Annual Report on Form 10-K filed on February 22, 2018
3.2	Fourth Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed on February 21, 2023
3.3	Sun Communities, Inc. Articles of Amendment effective May 18, 2023	Incorporated by reference to Exhibit 3.1 to Sun Communities, Inc.'s Current Report on Form 8-K filed on May 19, 2023
4.1	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.1 of Sun Communities, Inc.'s Annual Report on Form 10-K filed for the year ended December 31, 2019
4.2	Indenture, dated as of June 28, 2021 by and between Sun Communities Operating Limited Partnership and UMB Bank, N.A. as trustee.	Incorporated by reference to Exhibit 4.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on June 28, 2021
4.3	First Supplemental Indenture, dated as of June 28, 2021 by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc., and UMB Bank, N.A. as trustee.	Incorporated by reference to Exhibit 4.2 of Sun Communities Inc.'s Current Report on Form 8-K filed on June 28, 2021
4.4	Form of Global Note for 2.700% Notes due 2031	Incorporated by reference to Exhibit 4.3 of Sun Communities Inc.'s Current Report on Form 8-K filed on June 28, 2021
4.5	Second Supplemental Indenture, dated as of October 5, 2021 by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc., and UMB Bank, N.A. as trustee	Incorporated by reference to Exhibit 4.3 of Sun Communities Inc.'s Current Report on Form 8-K filed on October 5, 2021
4.6	Form of Global Note for 2.300% Notes due 2028	Incorporated by reference to Exhibit 4.4 of Sun Communities Inc.'s Current Report on Form 8-K filed on October 5, 2021
4.7	Third Supplemental Indenture, dated as of April 12, 2022 by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc., and UMB Bank, N.A. as trustee.	Incorporated by reference to Exhibit 4.2 of Sun Communities Inc.'s Current Report on Form 8-k filed on April 12, 2022
4.8	Form of Global Note for 4.200% Notes due 2032	Incorporated by reference to Exhibit 4.3 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 12, 2022
4.9	Fourth Supplemental Indenture, dated as of January 17, 2023 by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc. and UMB Bank., N.A. as trustee.	Incorporated by reference to Exhibit 4.2 of Sun Communities Inc.'s Current Report on Form 8-K filed on January 17, 2023
4.10	Form of Global Note for 5.700% Notes due 2033	Incorporated by reference to Exhibit 4.3 of Sun Communities Inc.'s Current Report on Form 8-K filed on January 17, 2023
4.11	Fifth Supplemental Indenture, dated as of January 11, 2024 by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc., and UMB Bank, N.A. as trustee.	Incorporated by reference to Exhibit 4.2 of Sun Communities Inc.'s Current Report on Form 8-K filed on January 11, 2024
4.12	Form of Global Note for 5.500% Notes due 2029	Incorporated by reference to Exhibit 4.3 of Sun Communities Inc.'s Current Report on Form 8-K filed on January 11, 2024
10.1*	Lease, dated November 1, 2002, by and between Sun Communities Operating Limited Partnership as Tenant and American Center LLC as Landlord	Incorporated by reference to Exhibit 10.61 of Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002, as amended
10.2*	Sixth Lease Modification dated June 26, 2018 by and between Sun Communities Operating Limited Partnership as Tenant and American Center LLC as Landlord	Incorporated by reference to Exhibit 10.9 of Sun Communities, Inc.'s Annual Report on Form 10-K filed on February 21, 2019
10.3*	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated January 9, 2020.	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed January 13, 2020
10.4*	Fourth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated May 14, 2020.	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed May 18, 2020
10.5*	Sixth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated September 30, 2020.	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed October 6, 2020
10.6*	Seventh Amendment to Agreement of Limited Partnership Agreement of Sun Communities Operating Limited Partnership, dated October, 30, 2020	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed November 5, 2020
10.7*	Eighth Amendment to Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated December 31, 2020	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed January 4, 2021
10.8*	Ninth Amendment to Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated April 21, 2021	Incorporated by reference to Exhibit 10.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 23, 2021
10.9*	Eleventh Amendment to Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated March 23, 2023	Incorporated by reference to Exhibit 10.1 to Sun Communities, Inc.'s Current Report on Form 8-K filed on March 27, 2023
10.10*	Twelfth Amendment to Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated December 31, 2023	Incorporated by reference to Exhibit 10.1 to Sun Communities, Inc.'s Current Report on Form 8-K filed on January 3, 2024
10.11#	First Amended and Restated 2004 Non-Employee Director Option Plan	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed July 25, 2012
10.12#	First Amendment to First Amended and Restated 2004 Non-Employee Director Option Plan	Incorporate by reference to Exhibit A of Sun Communities, Inc.'s Definitive Proxy Statement filed on March 29, 2018

SUN COMMUNITIES, INC.

10.13#	Second Amendment to the Sun Communities, Inc. First Amended and Restated 2004 Non-Employee Director Option Plan effective as of March 29, 2022	Incorporated by reference to Exhibit 10.1 of Sun Communities Inc.'s Current Report on Form 10-Q filed on April 26, 2022
10.14#	Sun Communities, Inc. 2015 Equity Incentive Plan	Incorporated by reference to Appendix A of Sun Communities, Inc.'s Proxy Statement filed on April 29, 2015
10.15#	First Amendment to Sun Communities, Inc. 2015 Equity Incentive Plan	Incorporated by reference to Appendix C of Sun Communities, Inc.'s Definitive Proxy Statement filed on April 4, 2022
10.16#	UK Sub-Plan under the Sun Communities, Inc. 2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.4 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 13, 2022
10.17#	Sun Communities, Inc. Non-Employee Directors Deferred Compensation Plan	Incorporated by reference to Exhibit 10.14 of Sun Communities, Inc.'s Current Report on Form 10-K filed February 22, 2022
10.18#	Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman dated March 29, 2021	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed on March 31, 2021
10.19#	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman dated March 30, 2022	Incorporated by reference to Exhibit 10.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 1, 2022
10.20#	Employment Agreement dated April 8, 2022 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Fernando Castro-Caratini	Incorporated by reference to Exhibit 10.3 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 13, 2022
10.21#	Employment Agreement dated July 16, 2021 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Bruce Thelen	Incorporated by reference to Exhibit 10.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on July 20, 2021
10.22#	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Bruce Thelen dated March 30, 2022	Incorporated by reference to Exhibit 10.4 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 1, 2022
10.23#	Employment Agreement dated October 18, 2021 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Aaron Weiss	Incorporated by reference to Exhibit 10.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on October 18, 2021
10.24#	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Aaron Weiss dated March 30, 2022	Incorporated by reference to Exhibit 10.5 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 1, 2022
10.25#	Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Marc Farrugia dated June 13, 2022	Filed herewith
10.26#*	Employment Agreement by and between International Marina Group I, LP and Baxter Underwood dated September 29, 2020	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed on September 29, 2020
10.27#*	Form of Restricted Stock Award Agreement For Executives	Filed herewith
10.28#	Sun Communities Inc. Executive Compensation Recovery (Clawback) Policy	Filed herewith
10.29*
Fourth Amended and Restated Credit Agreement, dated June 14, 2021, among Sun Communities Operating Limited Partnership, as Borrower, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., Citizens Bank, N.A., BofA Securities, Inc., BMO Capital Markets Corp., JPMorgan Chase Bank, N.A., Fifth Third Bank, Regions Bank, Royal Bank of Canada, The Huntington National Bank, Truist Bank, U.S. Bank National Association, and Wells Fargo Bank, National Association, as Joint Lead Arrangers, and Citibank, N.A., Citizens Bank, N.A., BofA Securities, Inc., BMO Capital Markets Corp., and JPMorgan Chase Bank, N.A., as Joint Bookrunners, and Bank of America, N.A., JPMorgan Chase Bank, N.A., Bank of Montreal, and Citizens Bank, N.A., as Co-Syndication Agents
Incorporated by reference to Exhibit 10.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on June 14, 2021
10.30*
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
Incorporated by reference to Exhibit 10.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 13, 2022
10.31*	Cooperation Agreement, dated February 15, 2024, by and between Sun Communities, Inc. and Land & Buildings Investment Management LLC.	Incorporated by reference to Exhibit 10.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on February 16, 2024
21.1	List of Subsidiaries of Sun Communities, Inc.	Filed herewith
22.1	List issuers of guaranteed securities	Filed herewith
23.1	Consent of Grant Thornton LLP	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

SUN COMMUNITIES, INC.

101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

SUN COMMUNITIES, INC. (Registrant)
Dated: February 27, 2024	By	/s/	Gary A. Shiffman
Gary A. Shiffman, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Capacity	Date
/s/	Gary A. Shiffman	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	February 27, 2024
Gary A. Shiffman
/s/	Fernando Castro-Caratini	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 27, 2024
Fernando Castro-Caratini
/s/	Tonya Allen	Director	February 27, 2024
Tonya Allen
/s/	Meghan G. Baivier	Director	February 27, 2024
Meghan G. Baivier
/s/	Stephanie W. Bergeron	Director	February 27, 2024
Stephanie W. Bergeron
/s/	Jeff T. Blau	Director	February 27, 2024
Jeff T. Blau
/s/	Jerome W. Ehlinger	Director	February 27, 2024
Jerome W. Ehlinger
/s/	Brian M. Hermelin	Director	February 27, 2024
Brian M. Hermelin
/s/	Ronald A. Klein	Director	February 27, 2024
Ronald A. Klein
/s/	Craig A. Leupold	Director	February 27, 2024
Craig A. Leupold
/s/	Clunet R. Lewis	Director	February 27, 2024
Clunet R. Lewis
/s/	Arthur A. Weiss	Director	February 27, 2024
Arthur A. Weiss

SUN COMMUNITIES, INC.
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

SUN COMMUNITIES, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Sun Communities, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Sun Communities, Inc. (a Maryland corporation) and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated February 27, 2024 expressed an adverse opinion.

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

Estimation of fair value of real estate properties received in satisfaction of Operator Note Receivable

As described in Note 4 to the financial statements, during the three months ended December 31, 2023, the Company completed an administration process whereby it acquired through a credit bid the real estate assets in satisfaction of related amounts due under the operator note totaling $263.8 million. The Company recorded the real estate assets at their estimated fair value upon execution of the credit bid. The fair value was determined by the Company with the assistance of a third-party appraiser, which utilized an income approach that involved the application of certain subjective inputs including the absorption rate, sales price and discount rate.

We identified the fair value estimate of the real estate assets as a critical audit matter.

The principal consideration for our determination that the fair value estimate of the real estate assets is a critical audit matter is that management, with the assistance of a third-party appraiser, made significant judgments about the valuation methodology, absorption rate, the sales price and the discount rate, which are subjective inputs into the fair value estimate of the real estate assets. Significant management judgments and estimates utilized to determine the fair value of the real estate assets are subject to estimation uncertainty and required significant auditor judgment in evaluating the reasonableness of management's judgments and estimates.

SUN COMMUNITIES, INC.
Our audit procedures related to evaluating the fair value estimate of the real estate assets acquired include the following, among others:

•We obtained an understanding and tested the design and operating effectiveness of management's review control over the estimation of the fair value of the assets acquired, which included reviewing the appropriateness of the valuation method, absorption rate, sales price and discount rate used by the third-party appraiser to determine the fair value of the real estate assets.
•We involved our valuation professionals with specialized skills and knowledge to assist in evaluating the reasonableness and appropriateness of the valuation method and these significant assumptions used in the fair value estimate.

Potential Impairment of Investment Properties
As described in Note 1 to the financial statements, the Company reviews the carrying value of its long-lived assets, which includes its investment properties, for impairment on a quarterly basis or whenever events or changes in circumstances indicate a possible impairment. Events or circumstances that may prompt a test of recoverability may include a significant decrease in the anticipated market price, an adverse change to the extent or manner in which an asset may be used or in its physical condition or other events that may significantly change the value of the long-lived asset.

The Company reviews investment properties for potential impairment and if any impairment indicators are identified, the Company undertakes additional analyses utilizing expected undiscounted future cash flows for identified investment properties. Forecasting of cash flows requires management to make estimates and assumptions about variables such as growth rates, forecasted net operating income, estimated holding period, development and operating expenses during the holding period, and capitalization rates.

We identified the evaluation of recoverability of investment properties when an impairment indicator is identified as a critical audit matter.

The principal consideration for our determination that the evaluation of recoverability of investment properties is a critical audit matter is that auditing management's evaluation of impairment is challenging due to the high degree of subjective auditor judgment necessary in evaluating management's determination of undiscounted cash flows for properties where impairment indicators have been identified. The significant assumptions used in the undiscounted cash flows analysis include growth rates, forecasted net operating income, estimated holding period, and capitalization rates. These assumptions can be affected by expectations about future market or economic conditions, demand, and competition.

Our audit procedures related to evaluating management's determination of undiscounted cash flows for properties where impairment indicators have been identified included the following, among others:

•We evaluated the design and tested the operating effectiveness of the controls that address the evaluation of recoverability, including management's review of the operations and financial performance of investment properties and preparation of undiscounted cash flow analysis.
•When an undiscounted cash flow analysis was necessary, we evaluated the significant assumptions and methods used in developing that analysis. As part of our evaluation, we assessed the historical accuracy of the Company's estimates and ability to forecast property performance. We also performed sensitivity analyses of certain significant assumptions to evaluate the changes in the undiscounted cash flows of certain properties that would result from changes in the assumptions used by management.
•We utilized an internal valuation specialist to compare the consistency of capitalization rates used by the Company to those used for comparable properties in the market.

Impairment of Goodwill
As described in Notes 1 and 6 to the financial statements, the Company recorded goodwill impairment charges during the year ended December 31, 2023, of $369.9 million to write down the value of their United Kingdom ("UK") reporting unit. Management assesses goodwill for impairment at the reporting unit level on an annual basis or more frequently if events or changes in circumstances arise and impairment indicators are identified. If the fair value of a reporting unit is lower than the carrying amount, a goodwill impairment charge is recorded and it is written down to its implied fair value. Events or circumstances that may result in an impairment review include changes in macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, specific events affecting the reporting unit or a sustained decrease in share price.

SUN COMMUNITIES, INC.
During the year ended December 31, 2023, the UK market experienced adverse macroeconomic changes which were reflected in significant revisions to management's forecasts of projected future cash flows and earnings from previous budgets and forecasts. As a result of these factors, management performed impairment tests of goodwill. The fair value of the UK reporting unit was estimated by management using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on pricing multiples derived from an analysis of comparable public companies multiplied against historical and/or anticipated financial metrics. These calculations contained significant judgments and assumptions relating to future cash flows of the reporting unit, the weighted average cost of capital, and long-term growth rates.

We identified the estimation of fair value of the UK reporting unit as a critical audit matter.

The principal considerations for our determination that the estimation of the fair value of the UK reporting unit is a critical audit matter are that (i) significant judgment and estimation was required by management in developing the fair value of the reporting unit and (ii) a high degree of auditor judgment, subjectivity and effort was required in performing procedures and in evaluating management's valuation methods, calculations and significant assumptions related to future cash flows of the reporting unit, the weighted average cost of capital, and terminal growth rates used in management's model.

Our audit procedures related to evaluating management's estimate of the fair value of the UK reporting unit included the following, among others:

•We involved an internal valuation specialist to assist in our evaluation of the appropriateness of the valuation methodologies and the reasonableness of the assumptions used by the Company, including the calculation of the risk-adjusted discount rates by recalculating the weighted average cost of capital and applied sensitivity analysis to long-term growth rates.
•We assessed the reasonableness of the Company's assumptions of forecasted revenue growth rates by comparing forecasted amounts to actual historical results to identify material changes, corroborating the basis for increases in forecasted revenues and expected cash flows.
•We evaluated whether the assumptions used were reasonable considering external market and industry data and whether assumptions were consistent with evidence obtained in other areas of the audit.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2003.

Philadelphia, Pennsylvania
February 27, 2024

SUN COMMUNITIES, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Sun Communities, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Sun Communities, Inc. (a Maryland corporation) and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment.

Management identified a material weakness relating to the design of management's review controls and failure to identify triggering events including reduced financial projections and increased interest rates, relevant to the evaluation of goodwill impairment relating to their Park Holidays business within the manufactured homes segment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2023. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated February 27, 2024 which expressed an unqualified opinion on those financial statements.

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

SUN COMMUNITIES, INC.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
February 27, 2024

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for per share amounts)

	As of
	December 31, 2023	December 31, 2022
Assets
Land	$4,278.2	$4,322.3
Land improvements and buildings	11,682.2	10,903.4
Rental homes and improvements	744.4	645.2
Furniture, fixtures and equipment	1,011.7	839.0
Investment property	17,716.5	16,709.9
Accumulated depreciation	(3,272.9)	(2,738.9)
Investment property, net (see Note 8 at VIEs)	14,443.6	13,971.0
Cash, cash equivalents and restricted cash (see Note 8 at VIEs)	42.7	90.4
Marketable securities (see Note 16)	—	127.3
Inventory of manufactured homes	205.6	202.7
Notes and other receivables, net	421.6	617.3
Collateralized receivables, net (see Note 5)	56.2	—
Goodwill	733.0	1,018.4
Other intangible assets, net (see Note 8 at VIEs)	369.5	402.0
Other assets, net (see Note 8 at VIEs)	668.5	655.1
Total Assets	$16,940.7	$17,084.2
Liabilities
Mortgage loans payable (see Note 9; Note 8 at VIEs)	$3,478.9	$3,217.8
Secured borrowings on collateralized receivables (see Note 9)	55.8	—
Unsecured debt (see Note 9; Note 8 at VIEs)	4,242.6	3,979.4
Distributions payable	118.2	111.3
Advanced reservation deposits and rent (see Note 8 at VIEs)	344.5	352.1
Accrued expenses and accounts payable (see Note 8 at VIEs)	313.7	396.3
Other liabilities (see Note 8 at VIEs)	953.1	935.9
Total Liabilities	9,506.8	8,992.8
Commitments and contingencies (see Note 17)
Temporary equity (see Note 10; Note 8 at VIEs)	260.9	202.9
Shareholders' Equity
Common stock, $0.01 par value. Authorized: 360.0 shares; Issued and outstanding: 124.4 at December 31, 2023 and 124.0 at December 31, 2022	1.2	1.2
Additional paid-in capital	9,466.9	9,549.7
Accumulated other comprehensive income / (loss)	12.2	(9.9)
Distributions in excess of accumulated earnings	(2,397.5)	(1,731.2)
Total SUI shareholders' equity	7,082.8	7,809.8
Noncontrolling interests
Common and preferred OP units	90.2	78.7
Total noncontrolling interests	90.2	78.7
Total Shareholders' Equity	7,173.0	7,888.5
Total Liabilities, Temporary Equity and Shareholders' Equity	$16,940.7	$17,084.2

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Revenues
Real property	$2,059.8	$1,902.2	$1,598.2
Home sales	419.9	465.8	280.2
Service, retail, dining and entertainment	638.9	531.6	351.8
Interest	45.4	35.2	12.2
Brokerage commissions and other, net	60.6	34.9	30.2
Total Revenues	3,224.6	2,969.7	2,272.6
Expenses
Property operating and maintenance	690.5	624.6	500.8
Real estate tax	117.4	110.6	94.8
Home costs and selling	295.4	311.2	205.8
Service, retail, dining and entertainment	585.0	472.7	307.9
General and administrative	270.2	256.8	181.3
Catastrophic event-related charges, net	3.8	17.5	2.2
Business combinations	3.0	24.7	1.4
Depreciation and amortization	660.0	601.8	522.7
Asset impairments	10.1	3.0	—
Goodwill impairment (see Note 6 )	369.9	—	—
Loss on extinguishment of debt (see Note 9)	—	4.4	8.1
Interest	325.8	229.8	158.6
Interest on mandatorily redeemable preferred OP units / equity	3.3	4.2	4.2
Total Expenses	3,334.4	2,661.3	1,987.8
Income Before Other Items	(109.8)	308.4	284.8
Gain / (loss) on remeasurement of marketable securities (see Note 16)	(16.0)	(53.4)	33.5
Gain / (loss) on foreign currency exchanges	(0.3)	5.4	(3.7)
Gain on dispositions of properties	11.0	12.2	108.1
Other expense, net	(7.5)	(2.1)	(12.1)
Gain / (loss) on remeasurement of notes receivable (see Note 4 and Note 16)	(106.7)	(0.8)	0.7
Income from nonconsolidated affiliates (see Note 7)	16.0	2.9	4.0
Loss on remeasurement of investment in nonconsolidated affiliates (see Note 7)	(4.2)	(2.7)	(0.2)
Current tax expense (see Note 13)	(14.5)	(10.3)	(1.2)
Deferred tax benefit / (expense) (see Note 13)	22.9	4.2	(0.1)
Net Income / (Loss)	(209.1)	263.8	413.8
Less: Preferred return to preferred OP units / equity interests	12.3	11.0	12.1
Less: Income / (loss) attributable to noncontrolling interests	(8.1)	10.8	21.5
Net Income / (Loss) Attributable to SUI Common Shareholders	$(213.3)	$242.0	$380.2

Weighted average common shares outstanding - basic	123.4	120.2	112.6
Weighted average common shares outstanding - diluted	123.8	122.9	115.1

Basic earnings / (loss) per share (see Note 14)	$(1.71)	$2.00	$3.36
Diluted earnings / (loss) per share (see Note 14)	$(1.72)	$2.00	$3.36

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
(In millions)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net Income / (Loss)	$(209.1)	$263.8	$413.8
Foreign Currency Translation
Foreign currency translation gain / (loss) arising during period	29.8	(76.9)	(0.5)
Adjustment for accumulated foreign currency translation loss reclassified into earnings	11.9	—	—
Net foreign currency translation gain / (loss)	41.7	(76.9)	(0.5)
Cash Flow Hedges:
Change in unrealized gain / (loss) on interest rate derivatives	(4.9)	64.3	0.4
Less: Interest rate derivative gain reclassified to earnings	(14.9)	(1.3)	—
Net unrealized gain / (loss) on interest rate derivatives	(19.8)	63.0	0.4
Total Comprehensive Income / (Loss)	(187.2)	249.9	413.7
Less: Comprehensive (income) / loss attributable to noncontrolling interests	8.3	(9.9)	(21.5)
Comprehensive Income / (Loss) attributable to SUI	$(178.9)	$240.0	$392.2

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions)

			Shareholders' Equity
	Temporary Equity	Common Stock (Shares)	Common Stock ($Value)	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (Loss)	Noncontrolling Interests	Total Shareholders' Equity	Total Equity
Balance at December 31, 2020	$264.4	107.6	$1.1	$7,087.6	$(1,566.6)	$3.2	$102.0	$5,627.3	$5,891.7
Issuance of common stock and common OP units, net	—	8.4	0.1	1,075.6	—	—	3.6	1,079.3	1,079.3
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.1)	—	(18.2)	—	—	—	(18.2)	(18.2)
Conversion of OP units	—	0.1	—	2.9	—	—	(2.9)	—	—
Issuance of third party equity interests in consolidated entities	2.7	—	—	—	—	—	0.5	0.5	3.2
Other redeemable noncontrolling interests	0.2	—	—	—	(0.2)	—	—	(0.2)	—
Share-based compensation - amortization and forfeitures	—	—	—	27.7	0.3	—	—	28.0	28.0
Issuance of Series J preferred OP units	24.0	—	—	—	—	—	—	—	24.0
Other comprehensive loss	—	—	—	—	—	(0.1)	—	(0.1)	(0.1)
Net income	5.5	—	—	—	392.3	—	16.0	408.3	413.8
Distributions	(8.0)	—	—	—	(381.7)	—	(12.5)	(394.2)	(402.2)
OP Units accretion	0.1	—	—	—	(0.1)	—	—	(0.1)	—
Balance at December 31, 2021	$288.9	116.0	$1.2	$8,175.6	$(1,556.0)	$3.1	$106.7	$6,730.6	$7,019.5
Issuance of common stock and common OP units, net	—	7.2	—	1,243.6	—	—	5.5	1,249.1	1,249.1
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.1)	—	(19.3)	—	—	—	(19.3)	(19.3)
Conversion of OP units	(92.6)	0.9	—	100.8	—	—	(7.5)	93.3	0.7
Issuance of third party equity interests in consolidated entities	10.3	—	—	—	—	—	—	—	10.3
Other redeemable noncontrolling interests	0.1	—	—	—	(0.1)	—	—	(0.1)	—
Acquisition of third party equity interest in consolidated entities	—	—	—	11.7	—	—	(21.1)	(9.4)	(9.4)
Share-based compensation - amortization and forfeitures	—	—	—	37.3	0.3	—	—	37.6	37.6
Other comprehensive loss	—	—	—	—	—	(13.0)	(0.9)	(13.9)	(13.9)
Net income	2.4	—	—	—	252.9	—	8.5	261.4	263.8
Distributions	(7.0)	—	—	—	(427.5)	—	(12.5)	(440.0)	(447.0)
OP Units accretion	0.8	—	—	—	(0.8)	—	—	(0.8)	—
Balance at December 31, 2022	$202.9	124.0	$1.2	$9,549.7	$(1,731.2)	$(9.9)	$78.7	$7,888.5	$8,091.4
Issuance of common stock and common OP units, net	—	0.4	—	(0.6)	—	—	28.9	28.3	28.3
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.1)	—	(12.8)	—	—	—	(12.8)	(12.8)
Conversion of OP units	(3.2)	0.1	—	13.3	—	—	(0.5)	12.8	9.6
Issuance of third party equity interests in consolidated entities	1.9	—	—	—	—	—	—	—	1.9
Other redeemable noncontrolling interests	0.2	—	—	—	(0.2)	—	—	(0.2)	—
Acquisition of third party equity interest in consolidated entities	(28.2)	—	—	(125.3)	—	—	—	(125.3)	(153.5)
Sale of consolidated affiliates	(5.0)	—	—	—	—	—	—	—	(5.0)
Share-based compensation - amortization and forfeitures	—	—	—	42.6	0.3	—	—	42.9	42.9
Issuance of Series K preferred OP units	100.6	—	—	—	—	—	—	—	100.6
Issuance of Series L preferred OP units	—	—	—	—	—	—	2.0	2.0	2.0
Other comprehensive income / (loss)	—	—	—	—	—	22.1	(0.2)	21.9	21.9
Net loss	(2.2)	—	—	—	(201.0)	—	(5.9)	(206.9)	(209.1)
Distributions	(8.6)	—	—	—	(462.9)	—	(12.8)	(475.7)	(484.3)
OP Units accretion	2.5	—	—	—	(2.5)	—	—	(2.5)	—
Balance at December 31, 2023	$260.9	124.4	$1.2	$9,466.9	$(2,397.5)	$12.2	$90.2	$7,173.0	$7,433.9

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operating Activities
Net income / (loss)	$(209.1)	$263.8	$413.8
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of assets	(9.1)	(27.3)	(49.3)
Gain on disposition of properties	(11.0)	(12.2)	(108.1)
(Gain) / loss on foreign currency exchanges	0.3	(5.4)	3.7
(Gain) / loss on remeasurement of marketable securities (see Note 16)	16.0	53.4	(33.5)
Contingent gain	—	(3.4)	—
Loss on remeasurement of contingent liabilities	—	—	11.0
Asset impairment charges	10.1	3.0	—
Catastrophic event-related impairment	(0.7)	11.2	—
Goodwill impairment charge (See Note 6)	369.9	—	—
Share-based compensation	42.9	37.6	28.0
Depreciation and amortization	642.0	576.1	511.7
Deferred tax (benefit) / expense (see Note 13)	(22.9)	(4.2)	0.1
Other amortization and accretion	(0.8)	—	(2.9)
Loss on extinguishment of debt (see Note 9)	—	4.4	8.1
(Gain) / loss on remeasurement of notes receivable (see Note 4)	106.7	0.8	(0.7)
Loss on remeasurement of investment in nonconsolidated affiliates (see Note 7)	4.2	2.7	0.2
Income from nonconsolidated affiliates (see Note 7)	(16.0)	(2.9)	(4.0)
Distributions of income from nonconsolidated affiliates	3.2	5.9	6.2
Cash flow hedge gains reclassified to earnings	(4.4)	(2.6)	—
Proceeds from derivative settlements, net	13.4	35.3	—
Early lease termination	0.2	4.9	—
Change in notes receivable from financed sales of inventory homes, net of repayments	(7.9)	5.2	(1.2)
Change in inventory, other assets and other receivables, net	(110.3)	(274.0)	(76.0)
Change in other liabilities	(26.2)	62.6	46.5
Net Cash Provided By Operating Activities	790.5	734.9	753.6
Investing Activities
Investment in properties	(1,003.0)	(921.0)	(672.6)
Acquisitions, net of cash acquired	(53.3)	(2,213.5)	(1,648.7)
Proceeds from deposit on acquisition	1.6	2.7	—
Proceeds from insurance	10.8	—	—
Proceeds from disposition of assets and depreciated homes, net	62.3	100.0	113.8
Proceeds related to disposition of properties	9.9	43.5	162.1
Issuance of notes and other receivables	(38.4)	(53.0)	(242.6)
Repayments of notes and other receivables	9.1	12.5	5.3
Investments in marketable securities	—	—	(35.5)
Proceeds from sale of marketable securities	103.6	—	—
Investments in nonconsolidated affiliates	(39.5)	(51.1)	(36.9)
Distributions of capital from nonconsolidated affiliates	17.4	17.3	16.9
Net Cash Used For Investing Activities	(919.5)	(3,062.6)	(2,338.2)
Financing Activities
Issuance and costs of common stock, OP units and preferred OP units, net	(0.6)	1,209.6	1,075.7
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	(12.8)	(19.3)	(18.2)
Borrowings on lines of credit	1,635.0	3,704.7	3,762.1
Payments on lines of credit	(1,775.6)	(2,504.0)	(3,960.9)
Proceeds from secured borrowing	53.4	—	—
Proceeds from issuance of other debt	835.7	827.9	1,202.5
Contributions from noncontrolling interest	1.9	10.3	2.5
Payments on other debt	(174.3)	(400.8)	(76.8)
Payments on financial liability	—	(6.0)	—
Fees paid in connection with extinguishment of debt	—	(4.8)	(0.2)
Distributions	(476.4)	(434.2)	(390.8)
Payments for deferred financing costs, net of prepaid return	(6.0)	(27.2)	(15.7)
Payment of contingent liability	—	—	(9.8)
Distributions for redemption of noncontrolling interests	—	(7.6)	—
Net Cash Provided By Financing Activities	80.3	2,348.6	1,570.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.0	(8.7)	(0.2)
Net change in cash, cash equivalents and restricted cash	(47.7)	12.2	(14.4)
Cash, cash equivalents and restricted cash, beginning of period	90.4	78.2	92.6
Cash, Cash Equivalents and Restricted Cash, End of Period	$42.7	$90.4	$78.2

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Supplemental Information
Cash paid for interest (net of capitalized interest of $12.9, $7.0 and $4.5, respectively)	$326.7	$218.3	$147.0
Cash paid for interest on mandatorily redeemable debt	$3.3	$4.2	$4.2
Cash paid for income taxes	$20.5	$5.8	$1.3
Noncash investing and financing activities
Change in distributions declared and outstanding	$7.9	$12.8	$11.2
Conversion of common and preferred OP units	$13.3	$100.8	$2.9
Common OP units issued for acquisition of noncontrolling interests	$2.0	$—	$—
ROU asset obtained from new operating lease liabilities	$5.2	$19.2	$—
Release of note receivable and accrued interest in relation to acquisition of real estate collateral	$263.8	$—	$—
Issuance of notes and other receivables in relation to disposition of properties	$111.2	$—	$—
Properties transferred in exchange for noncontrolling interests	$159.2	$—	$—
Equity interest and note receivable transferred in exchange for noncontrolling interests	$27.5	$—	$—
Settlement of preferred equity interests in connection with exchange for noncontrolling interests	$39.1	$—	$—
Noncash investing and financing activities at the date of acquisition
Acquisitions - Common stock and OP units issued	$4.4	$37.7	$3.6
Acquisitions - Series J preferred interest	$—	$—	$24.0
Acquisitions - Series K preferred interest	$100.6	$—	$—
Acquisitions - Holdback	$—	$—	$9.4
Acquisitions - Deferred liability	$—	$—	$4.3
Acquisitions - Finance lease liabilities	$—	$13.3	$—
Acquisitions - Financial liabilities	$—	$359.8	$—
Acquisitions - Deferred tax liabilities	$—	$313.8	$—

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Significant Accounting Policies

Business

Sun Communities, Inc., a Maryland corporation, and all wholly-owned or majority-owned and controlled subsidiaries, including Sun Communities Operating Limited Partnership, a Michigan limited partnership (the "Operating Partnership"), Sun Home Services, Inc., a Michigan corporation ("SHS"), Safe Harbor Marinas, LLC, a Delaware limited liability company ("Safe Harbor") and Sun UK Holding LLC (together with its subsidiaries, "Park Holidays") are referred to herein as the "Company," "SUI," "us," "we," or "our."

We are a fully integrated, self-administered and self-managed REIT. As of December 31, 2023, we owned and operated or held an interest in a portfolio of 667 MH and RV communities and marinas (collectively, the "properties") located in the U.S., the UK, and Canada, including 353 MH communities, 179 RV communities, and 135 marinas. As of December 31, 2023, the properties contained an aggregate of 227,340 developed sites comprised of 118,430 developed MH sites, 32,390 annual RV sites (inclusive of both annual and seasonal usage rights), 28,490 transient RV sites, and 48,030 marina wet slips and dry storage spaces.

Principles of Consolidation

We consolidate our majority-owned subsidiaries in which we have the ability to control the operations of our subsidiaries and all variable interest entities with respect to which we are the primary beneficiary. We also consolidate entities in which we have a direct or indirect controlling or voting interest. All significant intercompany transactions have been eliminated in consolidation. Any subsidiaries in which we have an ownership percentage equal to or greater than 50%, but less than 100%, or are considered to be a consolidated VIE, represent subsidiaries with a non-controlling interest. The noncontrolling interests in our subsidiaries are allocated their proportionate share of the subsidiaries' financial results. Certain reclassifications have been made to prior period financial statements in order to conform to current period presentation. There was no impact to prior period net income for any of the reclassifications.

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

The MH segment owns, operates, develops or has an interest in, a portfolio of MH communities in the U.S. and the UK, and is in the business of acquiring, operating and developing ground-up MH communities to provide affordable housing solutions to residents. The MH segment in the U.S. also provides manufactured home sales and leasing services to tenants and prospective tenants of our communities. The MH segment in the UK provides holiday home sales and associated site license activities to holiday homeowners in our communities.

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

We evaluate segment operating performance based on NOI. Refer to Note 12, "Segment Reporting," for additional information.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investment Property

Investment property is recorded at cost, less accumulated depreciation.

Impairment of long-lived assets - we review the carrying value of long-lived assets to be held for use for impairment quarterly or whenever events or changes in circumstances indicate a possible impairment. Future events could occur which would cause us to conclude that impairment indicators exist, and significant adverse changes in national, regional, or local market conditions or trends may cause us to change the estimates and assumptions used in our impairment analysis. The results of an impairment analysis could be material to our financial statements. Our primary indicator for potential impairment is based on NOI trends period over period. Circumstances that may prompt a test of recoverability may include a significant decrease in the anticipated market price, an adverse change to the extent or manner in which an asset may be used or in its physical condition or other events that may significantly change the value of the long-lived asset. An impairment loss is recognized when a long-lived asset's carrying value is not recoverable and exceeds estimated fair value.

We estimate the fair value of our long-lived assets based on undiscounted future cash flows and any potential disposition proceeds for a given asset. Forecasting cash flows requires management to make estimates and assumptions about such variables as the estimated holding period, rental rates, occupancy, development and operating expenses during the holding period, as well as capitalization rates. Management uses its best judgment when developing these estimates and assumptions.

Real estate held for sale - we periodically classify real estate as held for sale. An asset is classified as held for sale after an active program to sell an asset has commenced and when the sale is probable. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. There were no real estate assets held for sale as of December 31, 2023 and 2022, respectively.

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

Acquisitions that meet the definition of a business combination are recorded at fair value using a fair value model under which the assets and liabilities are generally recognized at their fair values and the difference between the consideration transferred, excluding transaction costs, and the fair values of the assets and liabilities is recognized as goodwill. For acquisitions that meet the definition of a business combination, we allocate the purchase price of those properties on a fair value basis and expense the acquisition related transaction costs as incurred. Transaction costs are presented as Business combinations expense in our Consolidated Statements of Operations.

For asset acquisitions and business combinations, we allocate the purchase price to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase price, we utilize an independent third party to value the net tangible and identified intangible assets in connection with the acquisition of the respective property. We provide historical and pro forma financial information obtained about each property, as well as any other information needed in order for the third party to ascertain the fair value of the tangible and intangible assets acquired.

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

Costs incurred to develop internal-use software are capitalized and amortized on a straight-line basis over the estimated useful life of the related software (typically one to eight years).

Costs associated with purchases of furniture, fixtures and equipment, major replacements and improvements are capitalized and subsequently depreciated over their respective underlying assets estimated useful lives.

Costs incurred to obtain new debt financing (i.e. deferred financing costs) are capitalized and amortized over the term of the underlying loan agreement using the effective interest method for senior unsecured notes and the straight-line method (which approximates the effective interest method) for other financing. Deferred financing costs include fees and costs incurred to obtain long-term financing. Unamortized deferred financing costs are written off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing costs and any related discounts or premiums are accounted for in accordance with ASC 470-50-40, "Modifications and Extinguishments." Deferred financing costs, discounts and premiums as included in our Consolidated Balance Sheets are as follows (in millions):

	Financial Statement Classification	Year Ended
Description		December 31, 2023	December 31, 2022
Secured debt - premium	Mortgage loans payable	$—	$0.1
Secured debt - deferred financing costs	Mortgage loans payable	(16.9)	(14.6)
Secured borrowings on collateralized receivables - fair value adjustment	Secured borrowings on collateralized receivables	1.9	—
Senior unsecured notes - discount	Unsecured debt	(6.5)	(6.1)
Senior unsecured notes - deferred financing costs	Unsecured debt	(16.0)	(14.3)
Lines of credit - deferred financing costs	Unsecured debt	(1.6)	(3.0)
Total deferred financing costs, discounts, premiums and fair value adjustments included in Debt		$(39.1)	$(37.9)
Lines of credit - deferred financing costs	Other assets, net	9.1	13.1
Total deferred financing costs, discounts, premiums and fair value adjustments		$(48.2)	$(51.0)

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less from the date of purchase to be cash and cash equivalents. At December 31, 2023 and 2022, $29.2 million and $72.8 million of cash and cash equivalents, respectively, was included as a component of Cash, cash equivalents and restricted cash on the Consolidated Balance Sheets. The maximum amount of credit risk arising from cash deposits in excess of federally insured amounts was approximately $45.6 million and $86.8 million as of December 31, 2023 and 2022, respectively. The maximum amount of credit risk arising from Park Holidays' cash deposits in excess of insured amounts through the Financial Services Compensation Scheme ("FSCS") was approximately £1.8 million ($2.3 million) and £7.7 million ($9.3 million) as of December 31, 2023 and 2022, respectively.

Restricted Cash

Restricted cash consists primarily of utility deposits and amounts held in deposit for tax, insurance and repair escrows held by lenders in accordance with certain debt agreements. At December 31, 2023 and 2022, $13.5 million and $17.6 million of restricted cash, respectively, was included as a component of Cash, cash equivalents and restricted cash on the Consolidated Balance Sheets. Changes in the restricted cash are reported in our Consolidated Statements of Cash Flows as operating, investing or financing activities based on the nature of the underlying activity. Restricted cash and restricted cash equivalents are included with cash and cash equivalents in the reconciliation of the beginning of period and the end of period cash balance on the Consolidated Statements of Cash Flows.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marketable Securities

Marketable securities are accounted for under ASC 321, "Investments - Equity Securities," and recorded at fair value with changes in fair value recorded in Gain / (loss) on remeasurement of marketable securities on the Consolidated Statement of Operations. In December, 2023, we sold our marketable securities. The marketable securities as of December 31, 2023 and 2022 were zero and $127.3 million, respectively, and are disclosed on the Consolidated Balance Sheets. Refer to Note 16, "Fair Value of Financial Instruments," for additional details related to the disposition of our marketable securities during the three months ended December 31, 2023.

Inventory

Inventory of manufactured homes is stated at lower of specific cost or net realizable value based on the specific identification method and the balance is separately disclosed on our Consolidated Balance Sheets. Other inventory at our MH and RV properties consists primarily of service and merchandise related items, grocery, food and beverage products and are stated at the lower of cost or net realizable value. Physical inventory counts are performed where inventory exists. Inventory records are adjusted accordingly to reflect actual inventory counts and any resulting shortage is recognized. Inventory at our marinas consists primarily of boats for sale at certain marinas, boat parts used in our service centers and retail related items such as merchandise used in our ship stores, gasoline and diesel fuel, and food and beverage products. Inventories at our marinas are stated at the lower of cost or net realizable value with cost determined using the First In, First Out ("FIFO") method. Physical inventory counts are performed where inventory exists. Inventory records are adjusted accordingly to reflect actual inventory counts and any resulting shortage is recognized. The other inventory balance is included in Other assets, net on our Consolidated Balance Sheet.

Investments in Nonconsolidated Affiliates

We apply the equity method of accounting to entities in which we do not have a direct or indirect controlling interest or for variable interest entities where we are not considered the primary beneficiary but can exercise significant influence over the entity with respect to its operations and major decisions. Under the equity method of accounting, the cost of an investment is adjusted for our share of the equity in net income or loss from the date of acquisition, reduced by distributions received and increased by contributions made. The income or loss of each entity is allocated in accordance with the provisions of the applicable operating agreements. The allocation provisions in these agreements may differ from the ownership interests held by each investor. The cost method is applied when (a) the investment is minimal (typically less than 5.0%) and (b) our investment is passive. Our exposure to losses associated with nonconsolidated affiliates is primarily limited to the carrying value of these investments. Accordingly, distributions from a nonconsolidated affiliate in excess of our carrying value are recognized in earnings. We review the carrying value of our investments in nonconsolidated affiliates for other than temporary impairment whenever events or changes in circumstances indicate a possible impairment. Financial condition, operational performance and other economic trends are among the factors we consider when we evaluate the existence of impairment indicators. Refer to Note 7, "Investments in Nonconsolidated Affiliates," for additional information.

Notes and Other Receivables

Notes receivable - includes installment loans for manufactured homes purchased from us, transferred loans that have not met the requirements for sale accounting which are presented herein as collateralized receivables, and notes receivable from real estate developers and operators. The notes are collateralized by the underlying manufactured home sold.

Collateralized receivables - represent transferred loans that have not met the requirements for sale accounting under ASC 860, "Transfers and Servicing."

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

Notes receivable from real estate developers and operators - represent short-term construction loans provided to real estate developers and loans provided to a real estate operator to finance acquisition and development costs.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We elected to fair value our installment notes receivable on manufactured homes, collateralized receivables and notes receivable from real estate developers and operators in accordance with ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("CECL"). Installment notes receivable on manufactured homes and notes receivable from real estate developers and operators are measured at fair value pursuant to FASB ASC 820, "Fair Value Measurements and Disclosures." The fair value is evaluated quarterly, and any fair value adjustments are recorded in Gain / (loss) on remeasurement of notes receivable on the Consolidated Statement of Operations. Refer to Note 16, "Fair Value of Financial Instruments," for additional information regarding the estimates and assumptions used to estimate the fair value of each financial instrument class.

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

Accounts receivable from residents are typically due within 30 days and stated at amounts due from residents net of an allowance for doubtful accounts. We evaluate the recoverability of our receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan and lease agreements. Receivables related to MH community rents are reserved when we believe that collection is less than probable, which is generally after a resident balance reaches 60 to 90 days past due. In the UK, annual rents are noticed in full during the fourth quarter and due by January 31st of the following year. Payment can be made upfront or in monthly installments. Accounts receivables are reviewed regularly for collectability, with related reserves set annually for outstanding receivables.

Refer to Note 4, "Notes and Other Receivables," for additional detail on receivables.

Goodwill

We account for goodwill pursuant to ASC 350, "Intangibles—Goodwill and Other." ASC 350-20, "Goodwill and Other," allows entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit (i.e. the first step of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not greater than the carrying amount, a quantitative calculation would not be needed. Goodwill represents the excess of costs of an acquired business over the fair value of the identifiable assets acquired less identifiable liabilities assumed. The goodwill is attributable to the intellectual capital and going concern value of the acquired businesses. Goodwill is not amortized.

Goodwill is tested for impairment at the reporting unit level. If the fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. We assess our goodwill for impairment on an annual basis or more frequently if events or changes in circumstances arise and impairment indicators are identified. Events or circumstances that may result in an impairment review include changes in macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, specific events affecting the reporting unit or a sustained decrease in share prices. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding industry, economic, and regulatory conditions in each respective geographic region in which we conduct operations.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In performing goodwill impairment testing, we utilize a third-party valuation specialist to assist management in determining the fair value of our reporting units. The fair value of each reporting unit is estimated based on a combination of discounted cash flows (income approach) and the use of pricing multiples derived from an analysis of comparable public companies multiplied against historical and / or anticipated financial metrics (market approach) for each reporting unit. These calculations contain uncertainties as they require management to make assumptions including, but not limited to, market comparables, future cash flows of the reporting units, and appropriate weighted average cost of capital and long-term growth rates. A decline in the actual cash flows of our reporting units in future periods, as compared to the projected cash flows used in our valuations, could result in the carrying value of the reporting units exceeding their respective fair values. Further, a change in market comparables, discount rate or long-term growth rates, as a result of a change in economic conditions or otherwise, could result in the carrying values of the reporting units exceeding their respective fair values.

During the year ended December 31, 2023, we performed goodwill impairment assessments. For the UK reporting unit, we recorded aggregate impairment charges of $369.9 million to write down the carrying value to its respective fair value. As of December 31, 2023 and 2022, we had $733.0 million and $1.0 billion of goodwill from acquisitions accounted for as business combinations, respectively.

Goodwill is deductible for income tax purposes. As such, the goodwill portion allocated to our U.S. taxable REIT subsidiaries will reduce their taxable income. However, the resulting tax benefits will be offset by a valuation allowance. Given that REITs do not customarily report any taxable income (due to the dividends paid deduction), we do not expect any significant tax benefits arising from the goodwill allocable to the REIT. Goodwill allocated to the UK taxable REIT subsidiaries is not deductible for UK tax purposes resulting in no tax benefit in the UK. However, it will reduce their U.S. dividends to the REIT in the future.

The carrying amount of goodwill is separately disclosed on our Consolidated Balance Sheets. Refer to Note 6, "Goodwill and Other Intangible Assets," for additional information on goodwill.

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

Trademarks and trade names - we account for trademarks and trade names pursuant to ASC 350, "Intangibles-Goodwill and Other." Some trademarks and trade names have an indefinite useful life and some have a three to 15 year useful life. Trademarks and trade names with finite lives are amortized over their useful life. Trademarks and trade names with indefinite-lives are not amortized. Trademarks and trade names are reviewed for impairment on an annual basis or more frequently if indicators of impairment are identified. We first review qualitative factors to determine if a quantitative impairment test is necessary. If the qualitative assessment reveals that it's "more likely than not" that the asset is impaired, a calculation of the fair value is performed and the asset is written down to its implied fair value, if it is lower than its carrying amount. As of December 31, 2023 and 2022, the carrying amounts of trademarks and trade names related to acquisitions accounted for as business combinations were $214.0 million and $216.6 million, respectively.

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

The carrying amounts of the other identified intangible assets are included in Other intangible assets, net on our Consolidated Balance Sheets. Refer to Note 6, "Goodwill and Other Intangible Assets," for additional information on other intangible assets.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Taxes

We are subject to certain state taxes that are considered to be income taxes and have certain subsidiaries that are taxed as regular corporations for U.S. (i.e., federal, state, local, etc.) and non-U.S. income tax purposes. Deferred tax assets or liabilities are recognized for temporary differences between the tax basis of assets and liabilities and their carrying amounts in the financial statements and net operating loss carryforwards in certain subsidiaries, including those domiciled in foreign jurisdictions, which may be realized in future periods if the respective subsidiary generates sufficient taxable income. Deferred tax assets and liabilities are measured using currently enacted tax rates. A valuation allowance is established if, based on the available evidence, it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. Refer to Note 13, "Income Taxes," for additional information.

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

Share-Based Compensation

We account for awards of restricted stock in accordance with ASC 718-10, "Compensation-Stock Compensation." ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The fair value of restricted stock awards with service vesting is equal to the fair value of our stock on the grant date. Share-based compensation cost for service vesting restricted stock awards is measured based on the closing share price of our common stock on the date of grant. We measure the fair value of awards with performance conditions based on an estimate of shares expected to vest using the closing price of our common stock as of the grant date. If it is not probable that the performance conditions will be satisfied, we do not recognize compensation expense. We estimate the fair value of share-based compensation for restricted stock with market conditions using a Monte Carlo simulation. We recognize compensation cost ratably over each tranche of shares based on the fair value estimated by the model. We also recognize related estimated award forfeitures ratably over each tranche of shares. We estimate forfeitures at the time of grant based on the historical turnover rate of employees and non-employees that are recipients of an award. We update our assumptions annually for the subsequent year awards. Refer to Note 11, "Share-Based Compensation," for additional information.

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

Refer to Note 16, "Fair Value of Financial Instruments," for additional information on methods and assumptions used to estimate the fair value of each financial instrument class.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition

As a real estate owner and operator, the majority of our revenue is derived from site and home leases, and wet slip and dry storage space leases that are accounted for pursuant to ASC 842, "Leases." We account for revenue from contracts with customers following ASC 606, "Revenue from Contracts with Customers," except for those that are within the scope of other topics in the FASB ASC. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. A five-step transactional analysis is required to determine how and when to recognize revenue. For transactions in the scope of ASC 606, we recognize revenue when control of goods or services transfers to the customer, in the amount that we expect to receive for the transfer of goods or provision of services. Due to the nature and timing of our identified revenue streams, there were no material outstanding performance obligations as of December 31, 2023. Refer to Note 2, "Revenue," for additional information.

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

Income from real property at our marinas includes rental income which consists primarily of storage revenues, derived from leasing out wet slips and storage spaces. The majority of our slip and storage space leases have annual terms that are generally billed seasonally and are renewable by mutual agreement between the parties. Slip and storage space leases are paid annually, seasonally, quarterly, monthly or transient by night. In accordance with ASC 842, slip and storage space lease revenues are typically earned on a monthly basis over the course of the term of the lease and are accounted for as operating leases with straight-line recognition. Storage income is earned when services have been rendered. When payment is received in advance of being earned, those amounts are classified as deferred revenues. There are commercial buildings and / or space within commercial buildings that we lease out in annual or multi-year arrangements. In accordance with ASC 842, commercial lease revenue is typically earned on a monthly basis. We recognize lease revenue on a straight-line basis when rental agreements contain material escalation clauses. As a lessor, we have a significant amount of variable lease payments that we receive, usually from revenue derived from percentage-based leases. The revenue from these leases is accounted for on an as earned basis. We also have a number of short-term leases that are accounted for on an as earned basis. All our revenues are recognized net of taxes collected from customers and submitted to taxing authorities. Real estate taxes are recorded as a liability when collected and released when payments are remitted to tax authorities.

Revenue from home sales - SHS, our U.S. taxable REIT subsidiary, and Park Holidays, sell manufactured homes to current and prospective residents in our communities. We recognize revenue from home sales pursuant to ASC 606 as manufactured homes are tangible personal property that can be located on any land parcel. Manufactured homes are not permanent fixtures or improvements to the underlying real estate and we therefore do not consider them to be subject to the guidance in ASC 360-20, "Real Estate Sales." In accordance with the core principle of ASC 606, we recognize revenue from home sales at the time of closing when control of the home transfers to the customer. After closing of the sale transaction, we have no remaining performance obligation. As of December 31, 2023 and 2022, we had $28.2 million and $28.9 million, respectively, of receivables from contracts with customers, which consists of home sales proceeds, and are presented as a component of Notes and other receivables, net on our Consolidated Balance Sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes. We report real estate taxes collected from residents and remitted to taxing authorities in revenue.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Service, retail, dining and entertainment revenue - is primarily composed of proceeds from restaurant, golf, merchandise, retail, fuel, service and other activities at our RV communities, marinas, and MH communities in the U.K, and is accounted for in accordance with ASC 606. Revenues are recognized at the point of sale when control of the good or service transfers to the customer and our performance obligation has been satisfied. In addition, Marina rental income, which includes boat rentals is earned when the customer takes control of the good or service and is included in Service, retail, dining and entertainment revenue. Sales and other taxes that we collect concurrent with revenue-producing activities are excluded from the transaction price.

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

Brokerage commissions and other - comprise brokerage commissions for sales of manufactured homes at our MH and RV communities and brokerage commissions at our marinas, where we act as agent and arrange for a third party to transfer a manufactured home, a park model or a boat to a customer within one of our properties. Brokerage commission revenues are accounted for in accordance with ASC 606 and are recognized on a net basis at closing, when the transaction is completed and our performance obligations have been fulfilled. Other revenues primarily include prepaid rent adjustments, proceeds from business interruption insurance, dividend income and management fees earned from managing third-party-owned holiday parks and third-party-owned marinas.

Advertising Costs

Advertising costs are expensed as incurred. As of December 31, 2023, 2022 and 2021, we had advertising costs of $33.8 million, $30.9 million and $14.5 million, respectively.

Depreciation and Amortization

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets, ranging from two months to 53 years depending upon the asset classification.

Asset Class	Useful Life
Land improvements and buildings	1 year	-	53 years
Rental homes	10 years
Furniture, fixtures and equipment	1 year	-	40 years
Computer hardware and software	1 year	-	8 years
Dock improvements	1 year	-	52 years
Site improvements	1 year	-	40 years
Leasehold improvements	Lesser of lease term or useful life of assets
Goodwill	Indefinite
In-place leases (including slip in-place leases)	2 months	-	13 years
Non-competition agreements	5 years
Trademarks and trade names	Various(1)
Customer relationships	4 years	-	17 years
Franchise agreements and other intangible assets	1 year	-	27 years
(1)Trademarks and trade names have an indefinite life or a three to 15 year useful life as of the acquisition date.

Foreign Currency

The assets and liabilities of our operations in the UK, Australia and Canada, where the functional currency is the Pound sterling, Australian dollar and Canadian dollar, respectively, are translated into U.S. dollars using the exchange rate in effect as of the balance sheet date. Income statement amounts are translated at the average exchange rate prevailing during the period. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive income / (loss). Foreign currency exchange gains and losses arising from fluctuations in currency exchange rates on transactions and the effects of remeasurement of monetary balances denominated in currencies other than the functional currency are recorded in earnings within Gain / (loss) on foreign currency exchanges on the Consolidated Statements of Operations.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended, December 31, 2023, 2022 and 2021, we recorded a foreign currency exchange loss of $0.3 million, gain of $5.4 million and loss of $3.7 million, respectively, on our Consolidated Statements of Operations.

Derivative Instruments and Hedging Activities

We enter into derivative instruments for risk management purposes to minimize the effect of interest rate changes on future cash outflows related to outstanding floating rate debt and forecasted issuances of long-term debt. Treasury rate lock contracts, interest rate swaps and forward swaps are used to accomplish this objective. We do not enter into derivative instruments for speculative purposes.

We recognize derivative instruments at fair value on a recurring basis on the Consolidated Balance Sheets and classify the derivatives within Level 2 of the fair value hierarchy. We adjust our Consolidated Balance Sheets on a quarterly basis to reflect the current fair market value of the derivative instruments. Refer to Note 16, "Fair Value of Financial Instruments," for additional information related to the fair value methodology used for derivative financial instruments.

As of December 31, 2023, all outstanding derivative instruments have been designated as cash flow hedges under ASC Topic 815, "Derivatives and Hedging." These contracts have maturities of 10 years or less. The risk being hedged is the interest rate risk related to forecasted debt transactions and outstanding floating rate debt. We assess the effectiveness of the derivative instruments in hedging the underlying interest rate exposure both at inception and on an ongoing basis. The unrealized gains or losses on the derivative instruments are recorded in Accumulated other comprehensive income / (loss) and are reclassified into earnings as decrease or increase to Interest expense on the Consolidated Statements of Operations during the same period in which the hedged transaction affects earnings. We estimate that $15.5 million will be reclassified as a reduction to Interest expense over the next 12 months for all of our outstanding cash flow hedges. Cash flow from these derivative instruments is classified in the same category as the cash flow items being hedged on the Consolidated Statements of Cash Flows. Refer to Note 15, "Derivative Financial Instruments," for additional information regarding derivative activity.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Finance leases where we are the lessee are included in Other assets, net and Other liabilities on our Consolidated Balance Sheets. The lease liabilities are initially measured in the same manner as operating leases and are subsequently measured at amortized cost using the effective interest method. The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received, and any adjustments to reflect favorable or unfavorable terms of the lease when compared with market terms. For finance leases, the ROU asset is subsequently amortized using the straight-line method from the lease commencement date to the earlier of the end of its useful life or the end of the lease term unless the lease transfers ownership of the underlying asset to us, or we are reasonably certain to exercise an option to purchase the underlying asset. In those cases, the ROU asset is amortized over the useful life of the underlying asset. We do not recognize an amortization of finance lease ROU asset on land as land is not amortizable. ROU assets are periodically assessed and adjusted for impairment. As of December 31, 2023, we have had no impairment losses. Refer to Note 18, "Leases," for information regarding leasing activities.

Lessor Accounting

Leases to Customers

Our income from real property at our MH and RV properties is derived from rental agreements where we are the lessor. ASC 842 limits the definition of initial direct costs to only the incremental costs of signing a lease. Internal sales employees' compensation, payroll-related fringe benefits, certain legal fees rendered prior to the execution of a lease, negotiation costs, advertising and other origination effort costs do not meet the definition of an initial direct cost and therefore, are accounted for as General and administrative expense or Property operating and maintenance expense in our Consolidated Statements of Operations. ASC 842 permits the capitalization of direct commission costs.

Our MH and RV sites are typically leased to customers on an annual basis. Seasonal RV sites are generally leased to customers for a period less than one year. Transient RV sites are leased to customers on a short-term basis. In addition, customers may lease homes that are located in our MH communities. Our MH and RV leases with customers are classified as operating leases. Fixed lease income from tenants is recognized on a straight-line basis over the terms of the relevant lease agreement and is included within Income from real property and Brokerage commissions and other revenue, net on the Consolidated Statements of Operations. Variable lease income consists of rent primarily based on a percentage of revenues at the related properties and is included within Income from real property and Brokerage commissions and other, net on the Consolidated Statements of Operations. When collectability is not reasonably assured, the resident is placed on non-accrual status and revenue is recognized when cash payments are received.

Our income from customers for wet slips and dry storage space leases at our marinas is accounted for pursuant to ASC 842. Wet slips and dry storage spaces are typically leased to customers on an annual basis. Seasonal wet slips and dry storage spaces are generally leased to customers for a period of less than one year. Transient wet slips and dry storage spaces are leased to customers on a short-term basis. Our wet slips and dry storage space leases are classified as operating leases with lease income recognized over the term of the respective operating lease or the length of a customer's stay.

Leases to Real Estate Operators

We do not have any operating leases with real estate operators at our MH properties. At our RV communities and marinas, our non-cancellable leases with real estate operators where we are the lessor are classified as operating leases with lease income recognized on a straight line basis over the terms of the relevant lease agreement and is included within Income from real property and Brokerage commissions and other, net.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Revenue

Disaggregation of Revenue

The following table disaggregates our revenue by major source and segment (in millions):

	Year Ended
	December 31, 2023				December 31, 2022				December 31, 2021
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Revenues
Real property	$1,064.3	$563.9	$431.6	$2,059.8	$954.2	$563.3	$384.7	$1,902.2	$805.4	$499.5	$293.3	$1,598.2
Home sales	374.6	45.3	—	419.9	428.3	37.5	—	465.8	247.1	33.1	—	280.2
Service, retail, dining and entertainment	48.5	89.2	501.2	638.9	40.3	89.1	402.2	531.6	7.2	73.8	270.8	351.8
Interest	39.9	4.9	0.6	45.4	32.1	2.9	0.2	35.2	10.0	2.2	—	12.2
Brokerage commissions and other, net	30.6	23.0	7.0	60.6	19.8	13.7	1.4	34.9	12.9	16.0	1.3	30.2
Total Revenues	$1,557.9	$726.3	$940.4	$3,224.6	$1,474.7	$706.5	$788.5	$2,969.7	$1,082.6	$624.6	$565.4	$2,272.6

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Real Estate Acquisitions and Dispositions

2023 Acquisitions and Dispositions

For the year ended December 31, 2023, we acquired the following properties:

Property Name(1)	Type	Sites, Wet Slips and Dry Storage Spaces	Development Sites	State, Province or Country	Month Acquired
Fox Run	MH: asset acquisition	68	72	MI	January
Savannah Yacht Center	Marina: asset acquisition	24	—	GA	March
	Total	92	72
(1) Property names are subject to changes subsequent to acquisition.

The following table summarizes the amount of assets acquired, net of liabilities assumed, at the acquisition date and the consideration paid for the acquisitions completed during the year ended December 31, 2023 (in millions):

	At Acquisition Date					Consideration
	Investment in property	Inventory of manufactured homes, boat parts and retail related items	Goodwill and other intangible assets	Other assets, net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Temporary and permanent equity(1)	Total consideration
Asset Acquisitions(2)
Fox Run(3)	$7.2	$—	$—	$—	$7.2	$2.8	$4.4	$7.2
Savannah Yacht Center(4)	100.2	0.1	0.4	4.2	104.9	4.3	100.6	104.9
Total	$107.4	$0.1	$0.4	$4.2	$112.1	$7.1	$105.0	$112.1
(1) Refer to Note 10, "Equity and Temporary Equity," for additional detail.
(2) Property names are subject to changes subsequent to acquisition.
(3) In conjunction with the acquisition, the Operating Partnership issued 31,289 common OP units valued at $4.4 million.
(4) In conjunction with the acquisition, the Operating Partnership issued one million Series K preferred OP units valued at $100.6 million.

As of December 31, 2023, we had incurred and capitalized $3.1 million of transaction costs, which have been allocated among various fixed asset categories for purchases that meet the asset acquisition criteria. During the year ended December 31, 2023, we recognized $3.0 million of business combination expenses in connection with transactions completed during 2022.

2023 Development and Expansion Activities

During the year ended December 31, 2023, we acquired four land parcels located in the U.S. and one land parcel in the UK for an aggregate purchase price of $35.8 million.

2023 Dispositions

In December 2023, as part of a transaction with our joint venture partners in Sun NG RV Resorts, Sun NG Whitewater RV Resorts LLC, Sun NG Beaver Brook LLC and four standalone affiliates (collectively, "Sun NG"), we disposed of our majority equity interest owned in three consolidated joint venture RV properties with 955 developed sites. Refer to Note 8, "Consolidated Variable Interest Entities," for more information on the Sun NG transaction.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In February 2023, we sold two parcels of land in the UK for total consideration of $111.5 million. The consideration consisted of $108.8 million in the form of an operator note receivable that was added to an existing facility with a weighted average interest rate of 11.9% per annum, due May 31, 2023 and subsequently extended to July 31, 2023 as part of the operator's total facility. On the date of sale, the carrying value of the note receivable approximated its fair value due to its short term nature. The dispositions resulted in a loss on sale totaling $2.2 million during the year ended December 31, 2023, net of the release of foreign currency translation losses from Accumulated other comprehensive income / (loss) ("AOCI") of $11.9 million. The total loss on sale was recorded in Gain on dispositions of properties on the Consolidated Statements of Operations. As of December 31, 2023, we have reacquired these two parcels of land at fair value as part of the settlement of the related note receivable, with no remeasurement gain or loss recognized. Refer to Note 4, "Notes and Other Receivables," for additional information on the settlement of the notes receivable.

Real Estate Held For Sale - Changes to a Plan of Sale

We periodically classify real estate as "held for sale" after an active program to sell an asset has commenced and when the sale is probable. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded.

In February 2023, the criteria was met to classify Sandy Bay, an operating MH community in the UK, with 730 developed sites, as held for sale. Previously, this property had been under contract. At December 31, 2023, the sale contract was no longer in effect, and due to an unexpected change in circumstance related to the counterparty, we reclassified the property as held for use. In accordance with ASC Topic 360, "Property, Plant, and Equipment," we recorded the property at the lower of the carrying amount before the asset was held for sale, adjusted for depreciation and amortization expense that would have been recognized had the asset been continually classified as held for use, and the fair value at the time of the reclassification. During the three months ended December 31, 2023, we recorded depreciation and amortization expense of $1.3 million in conjunction with the reclassification of the property. The following assets and liabilities, which were previously classified as held for sale within Other assets and Other liabilities, respectively, were reclassified as of December 31, 2023: Investment in property, net of $259.0 million, Inventory of manufactured homes of $4.6 million, Other intangible assets of $1.3 million, and Other liabilities, net of $55.8 million.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Acquisitions and Dispositions

For the year ended December 31, 2022, we acquired the following MH and RV communities and marinas:

Property Name(1)	Type	Sites, Wet Slips and Dry Storage Spaces	Development Sites	State, Province or Country	Month Acquired
Harrison Yacht Yard(2)	Marina: asset acquisition	21	—	MD	January
Outer Banks	Marina: asset acquisition	196	—	NC	January
Jarrett Bay Boatworks	Marina: business combination	12	—	NC	February
Tower Marine	Marina: asset acquisition	446	—	MI	March
Sandy Bay	MH: asset acquisition	730	456	UK	March
Park Holidays(3)(4)	MH: business combination	15,906	608	UK	April
Christies Parks(2)(4)	MH: asset acquisition	249	—	UK	April
Bluewater	Marina: asset acquisition	200	—	Multiple	April
Bluewater Yacht Sales(2)	Marina: business combination	—	—	Multiple	April
Bodmin Holiday Park(4)	MH: asset acquisition	69	—	UK	April
Kittery Point	Marina: asset acquisition	62	—	ME	May
Spanish Trails MHC	MH: asset acquisition	195	6	AZ	June
Pine Acre Trails	MH: asset acquisition	251	603	TX	June
Bel Air Estates & Sunrise Estates(5)	MH: asset acquisition	379	—	CA	June
Park Leisure(4)(6)	MH: business combination	2,914	123	UK	June
Montauk Yacht Club	Marina: business combination	232	—	NY	July
Callaly Leisure(4)(7)	MH: asset acquisition	380	823	UK	September
Newhaven(4)	MH: asset acquisition	224	14	UK	October
Bayfront Marina	Marina: asset acquisition	583	—	CA	November
Marina Bay Yacht Harbor	Marina: asset acquisition	800	—	CA	December
Jellystone Lincoln	RV: asset acquisition	267	—	DE	December
Norway Commons	MH: asset acquisition	231	22	ME	December
	Total	24,347	2,655
(1) Property names are subject to changes subsequent to acquisition.
(2) Combined with an existing property.
(3) Includes 40 owned and two managed properties.
(4) Included in the Park Holidays business.
(5) Includes two properties.
(6) Includes 11 properties.
(7) Includes one development property.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the amounts of assets acquired, net of liabilities assumed, at the acquisition date and the consideration paid for the acquisitions completed in 2022 (in millions):

	At Acquisition Date					Consideration
	Investment in property	Inventory of manufactured homes, boat parts and retail related items	In-place leases, goodwill and other intangible assets(1)	Other assets / (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Temporary and permanent equity(2)	Total consideration
Asset Acquisitions(3)
Harrison Yacht Yard(4)	$5.8	$—	$—	$—	$5.8	$5.8	$—	$5.8
Outer Banks	5.2	—	—	(0.4)	4.8	4.8	—	4.8
Tower Marine	20.2	—	0.2	(2.1)	18.3	18.3	—	18.3
Sandy Bay	247.9	9.4	2.1	(68.3)	191.1	191.1	—	191.1
Christies Parks(4)(5)	10.1	—	—	2.1	12.2	12.2	—	12.2
Bluewater	25.3	1.3	0.1	1.3	28.0	28.0	—	28.0
Bodmin Holiday Park(5)	13.1	—	—	—	13.1	13.1	—	13.1
Kittery Point	8.0	0.1	—	(0.1)	8.0	7.0	1.0	8.0
Spanish Trails MHC	20.6	1.8	—	—	22.4	22.4	—	22.4
Pine Acre Trails	29.7	—	—	—	29.7	29.7	—	29.7
Bel Air Estates & Sunrise Estates	39.3	—	0.7	—	40.0	40.0	—	40.0
Callaly Leisure(5)	23.8	0.1	—	(0.3)	23.6	23.6	—	23.6
Newhaven(5)	6.2	—	—	—	6.2	6.2	—	6.2
Bayfront Marina	11.3	—	0.9	(0.5)	11.7	11.7	—	11.7
Marina Bay Yacht Harbor	16.2	—	0.2	(0.7)	15.7	15.7	—	15.7
Jellystone Lincoln(6)	17.0	—	—	1.2	18.2	18.2	—	18.2
Norway Commons	15.1	0.4	0.3	—	15.8	15.8	—	15.8
Business Combination(3)
Jarrett Bay Boatworks(7)	21.3	1.4	47.5	1.0	71.2	68.4	2.8	71.2
Park Holidays(5)(8)	1,254.7	29.5	574.5	(624.9)	1,233.8	1,199.9	33.9	1,233.8
Park Leisure(5)	259.5	—	76.4	(110.1)	225.8	225.8	—	225.8
Montauk Yacht Club	163.6	0.3	26.3	0.3	190.5	190.5	—	190.5
Total	$2,213.9	$44.3	$729.2	$(801.5)	$2,185.9	$2,148.2	$37.7	$2,185.9
(1) Refer to Note 6, "Goodwill and Other Intangible Assets," for additional detail on goodwill and other intangible assets.
(2) Refer to Note 10, "Equity and Temporary Equity," for additional detail.
(3) Property names are subject to changes subsequent to acquisition.
(4) Combined with an existing property.
(5) Included in the Park Holidays business.
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
(7) The balance includes the marina acquired in February and the yacht sales business acquired in April of which $0.1 million was recorded in Investment property, $17.6 million in Goodwill and other intangible assets, and $0.4 million in Other assets / (liabilities), net.
(8) Includes acquired intangible assets subject to amortization of $70.2 million with a weighted average amortization period of 14.6 years, consisting of trademarks and trade names, customer relationships and other intangible assets.

As of December 31, 2022, we incurred $19.2 million of transaction costs, which were capitalized and allocated among the various fixed asset categories for purchases that meet the asset acquisition criteria. During the year ended December 31, 2022, we also incurred $24.7 million of business combination expenses, which were expensed for acquisitions deemed to be business combinations.

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

Refer to Note 21, "Subsequent Events," for information regarding acquisition and dispositions completed after December 31, 2023.

4. Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in millions):

	December 31, 2023	December 31, 2022
Installment notes receivable on manufactured homes, net	$19.6	$65.9
Notes receivable from real estate developers and operators	134.5	305.2
Other receivables, net	267.5	246.2
Total Notes and Other Receivables, net	$421.6	$617.3

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Installment Notes Receivable on Manufactured Homes

Installment notes receivable are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC Topic 820, "Fair Value Measurements and Disclosures." During the three months ended December 31, 2023, we transferred a group of installment notes receivable to an unrelated party. Refer to Note 5, "Collateralized Receivables and Transfers of Financial Assets," for additional details. The balances of installment notes receivable of $19.6 million (gross installment notes receivable of $20.4 million less fair value adjustment of $0.8 million) and $65.9 million (gross installment notes receivable of $67.3 million less fair value adjustment of $1.4 million) as of December 31, 2023 and 2022, respectively, are secured by manufactured homes. The notes represent financing to purchasers of manufactured homes located in our communities and require monthly principal and interest payments. The notes had a net weighted average interest rate (net of servicing costs) and maturity of 6.9% and 17.2 years as of December 31, 2023, and 7.6% and 13.8 years as of December 31, 2022. Refer to Note 16, "Fair Value of Financial Instruments," for additional details.

Notes Receivable from Real Estate Developers and Operators

Notes receivable from real estate developers and operators are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC Topic 820, "Fair Value Measurements and Disclosures." Refer to Note 16, "Fair Value of Financial Instruments," for additional information.

Note Receivable from a Real Estate Operator

The note receivable from a real estate operator is comprised of a fully drawn loan provided to Royale Holdings Group HoldCo Limited, a real estate development owner and operator in the UK, and certain other parties, to fund investing and financing activities (the "Note").

As of December 31, 2022, the Note balance, which includes accrued interest, was $217.6 million. There were no remeasurement adjustments to the fair value of the Note during the year ended December 31, 2022. At December 31, 2022, the Note had a net weighted average interest rate of 15.3% and maturity of 0.1 years. The Note was collateralized by a first-priority security interest in three real estate assets and three MH manufacturers in the UK. The real estate assets consisted of MH development properties that comprised a significant majority of the total appraised value of all collateral securing the Note.

After the maturity date of July 31, 2023, the Note became past due. On September 29, 2023, we appointed receivers over the real estate assets. The receivers marketed the real estate assets for sale during the fourth quarter of 2023. Upon completion of the marketing process, on December 28, 2023, we appointed administrators over the real estate assets and acquired such assets through a credit bid. During the fourth quarter, we engaged third party valuation specialists to appraise the real estate assets in accordance with ASC 820. The appraisals were completed using the discounted cash flow method (income approach), with the significant assumptions being estimated absorption rate, sale price and discount rate. The real estate assets appraised at fair value totaling $263.8 million. The Note balance was reduced by this amount, with an offsetting adjustment to Investment Property on our Consolidated Balance Sheets as of December 31, 2023.

As of December 31, 2023, the balance remaining on the Note, which was in nonaccrual status, collateralized by a first-priority security interest in three MH manufacturers in the UK, was adjusted to fair value totaling $10.8 million (gross notes receivable of $114.3 million, inclusive of accrued interest of $10.4 million, less a fair value adjustment of $103.5 million). The note had a weighted average interest rate of 12.5% as of December 31, 2023. Refer to Note 21, "Subsequent Events," for information regarding settlement of the remaining note balance.

Notes Receivable from Real Estate Developers

Other acquisition and construction loans provided to real estate developers total $123.7 million with a net weighted average interest rate and maturity of 9.2% and 2.6 years as of December 31, 2023, and total $87.6 million with a net weighted average interest rate and maturity of 7.8% and 2.3 years as of December 31, 2022. As of December 31, 2023, the additional acquisition and construction loans provided to real estate developers have $39.5 million of undrawn funds. There were no adjustments to the fair value of notes receivable from real estate developers during the years ended December 31, 2023 and 2022.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Receivables, net

Other receivables, net were comprised of amounts due from the following categories (in millions):

	December 31, 2023	December 31, 2022
Insurance receivables	$77.8	$78.0
MH and annual RV residents for rent, utility charges, fees and other pass-through charges, net(1)	65.9	61.5
Marina customers for storage, service and lease payments, net(2)	46.8	41.8
Home sale proceeds	28.2	28.9
Other receivables(3)	48.8	36.0
Total Other Receivables, net	$267.5	$246.2
(1)Net of allowance of $4.8 million and $5.9 million as of December 31, 2023 and 2022, respectively.
(2)Net of allowance of $2.9 million and $2.2 million as of December 31, 2023 and 2022, respectively.
(3) Includes receivable from Rezplot Systems LLC, a nonconsolidated affiliate, in which we had a zero and 48.9% ownership interest as of December 31, 2023 and 2022, respectively. In June 2020, we made a convertible secured loan to Rezplot Systems LLC. The note allows for a principal amount of up to $10.0 million to be drawn down over a period of three years, bears an interest rate of 3.0%, matures in June 2024, and is secured by all the assets of Rezplot Systems LLC. In January 2022, we made an additional loan to Rezplot Systems LLC that allows for a principal amount of up to $5.0 million to be drawn over a period of three years, bears an interest rate of 3.0% and matures in January 2025. In December 2023, in conjunction with the sale of our equity interest, we settled the outstanding note receivable balance of $12.2 million as part of a transaction with our joint venture partner in Sun NG. The outstanding balance was $12.7 million as of December 31, 2022. Refer to Note 7, "Investments in Nonconsolidated Affiliates," for additional information on Rezplot Systems LLC, and Note 8, "Consolidated Variable Interest Entities," for more information on the transaction with our joint venture partner in Sun NG.

5. Collateralized Receivables and Transfers of Financial Assets

During the three months ended December 31, 2023, we completed a transfer of our installment notes receivable to an unrelated entity and received net cash proceeds of $53.4 million, along with an agreed upon future cash payment of $1.1 million from the third-party servicer, in exchange for relinquishing our right, title and interest in the receivables. We used the proceeds to pay down borrowings outstanding under our Senior Credit Facility. We have no further obligations or rights with respect to the control, management, administration, servicing or collection of the installment notes receivables. However, we are subject to certain recourse provisions requiring us to purchase the underlying manufactured homes collateralizing such notes at a price calculated based on the agreed upon terms, in the event of a note default and subsequent repossession of the home by the unrelated entity. The recourse provisions are considered to be a form of continuing involvement which precluded establishing legal isolation, and therefore these transferred loans do not meet the requirements for sale accounting under ASC 860, "Transfers and Servicing."

The transaction has been accounted for in accordance with ASC 860-30, with the transferred assets classified as Collateralized receivables, net and the cash proceeds received from this transaction classified as Secured borrowings on collateralized receivables within the Consolidated Balance Sheets. We have elected to apply the fair value option to the collateralized receivables and related secured borrowings under ASC 820, "Fair Value Measurements and Disclosures." The balance of collateralized receivables was $56.2 million (gross collateralized receivable of $59.1 million less fair value adjustments of $2.9 million) as of December 31, 2023. The balance of secured borrowings on collateralized receivables was $55.8 million (gross secured borrowings of $53.9 million plus fair value adjustments of $1.9 million) as of December 31, 2023. The notes represent financing to purchasers of manufactured homes located in our communities and require monthly principal and interest payments. The notes had a net weighted average interest rate and maturity of 8.6% and 14.2 years as of December 31, 2023. Refer to Note 16, "Fair Value of Financial Instruments," for additional details.

The collateralized receivables earn interest income and the secured borrowings accrue interest expense at the same amount. The amount of interest income and interest expense recognized during the year ended December 31, 2023 was $0.6 million.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Goodwill and Other Intangible Assets

Our intangible assets include goodwill, in-place leases, non-competition agreements, trademarks and trade names, customer relationships, franchise agreements and other intangible assets. These intangible assets are recorded in Goodwill and Other intangible assets, net on the Consolidated Balance Sheets.

Goodwill

The measurement periods for the valuation of assets acquired and liabilities assumed in a business combination end as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available on the earlier of (i) the dates of acquisition, or (ii) 12 months after the acquisition dates. Adjustments in purchase price allocations may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined. These purchase accounting adjustments are presented under Other in the table below. Changes in the carrying amount of goodwill during the years ended December 31, 2023 and 2022, respectively, by reportable segment were as follows (in millions):

	Goodwill by Segment
	MH	RV	Marina	Total
Balance as of January 1, 2022	$—	$—	$495.4	$495.4
Acquisitions(1)	465.0	9.5	41.5	516.0
Currency Translation Adjustment	(36.7)	—	—	(36.7)
Other(2)	39.1	—	4.6	43.7
Balance as of December 31, 2022	$467.4	$9.5	$541.5	$1,018.4
Impairments(3)	(369.9)	—	—	(369.9)
Currency Translation Adjustment	23.8	—	—	23.8
Other(4)	60.7	—	—	60.7
Balance as of December 31, 2023	$182.0	$9.5	$541.5	$733.0
(1) During the year ended December 31, 2022, we recorded goodwill of $465.0 million in the MH segment related to the acquisition of Park Holidays, primarily attributed to the acquired platform and assembled workforce value associated with the scale of Park Holidays' existing operations in the UK. Additionally, we recorded goodwill of $41.5 million in the Marina segment related to the acquisitions of Jarrett Bay Boatworks and Montauk Yacht Club, primarily attributed to enterprise value and the assembled workforce value associated with existing operations, and $9.5 million in the RV segment related to the acquisition of Leisure Systems, Inc, primarily attributed to its licensing arrangements, ability to obtain new franchise relationships and assembled workforce. The total recognized goodwill of $516.0 million is expected to be deductible for income tax purposes.
(2) During the year ended December 31, 2022, adjustments in purchase price allocations resulted in the recognition of additional goodwill of $39.1 million in the MH segment, related to the acquisition of Park Holidays.
(3) During the year ended December 31, 2023, we performed qualitative and quantitative assessments of our goodwill balance for potential impairment in accordance with ASC 350-20, "Goodwill and Other." As a result of our impairment testing, we determined that the fair value of the UK reporting unit within the MH segment was below its carrying value. Accordingly, during the year ended December 31, 2023, we recorded aggregate non-cash impairment charges of $369.9 million within Goodwill impairment on the Consolidated Statements of Operations. The decline in fair value of the UK reporting unit was primarily driven by a higher weighted average cost of capital due to changes in the macroeconomic environment, as well as inflationary pressures in the UK causing a decline in financial projections.
(4) During the year ended December 31, 2023, adjustments in purchase price allocations resulted in the recognition of additional goodwill of $60.7 million in the MH segment, related to the Park Leisure business combination.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Intangible Assets, net

The gross carrying amounts and accumulated amortization of our intangible assets were as follows (in millions):

		December 31, 2023		December 31, 2022
Other Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	2 months - 13 years	$166.0	$(146.2)	$165.7	$(135.4)
Non-competition agreements	5 years	10.5	(6.2)	10.5	(4.1)
Trademarks and trade names	3 - 15 years	85.3	(12.3)	81.2	(5.5)
Customer relationships	4 - 17 years	131.6	(37.3)	131.5	(24.7)
Franchise agreements and other intangible assets	1 - 27 years	48.4	(14.3)	48.3	(8.9)
Total finite-lived assets		441.8	(216.3)	437.2	(178.6)
Indefinite-lived assets - Trademarks and trade names	N/A	141.0	—	140.9	—
Indefinite-lived assets - Other	N/A	3.0	—	2.5	—
Total indefinite-lived assets		144.0	—	143.4	—
Total		$585.8	$(216.3)	$580.6	$(178.6)

Amortization expenses related to our Other intangible assets were as follows (in millions):

	Year Ended
Other Intangible Asset Amortization Expense	December 31, 2023	December 31, 2022	December 31, 2021
In-place leases	$11.1	$15.3	$28.5
Non-competition agreements	2.1	2.1	2.0
Trademarks and trade names	6.5	4.5	0.9
Customer relationships	12.7	12.3	9.9
Franchise fees and other intangible assets	4.7	2.7	2.2
Total	$37.1	$36.9	$43.5

We anticipate amortization expense for Other intangible assets to be as follows for the next five years (in millions):

Other Intangible Asset Future Amortization Expense	2024	2025	2026	2027	2028
In-place leases	$7.0	$6.2	$3.5	$2.0	$0.8
Non-competition agreements	2.1	2.1	0.1	—	—
Trademarks and trade names	5.4	5.4	5.4	5.4	5.4
Customer relationships	12.7	12.7	12.3	12.2	12.1
Franchise agreements and other intangible assets	3.1	3.0	2.7	2.5	2.5
Total	$30.3	$29.4	$24.0	$22.1	$20.8

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

RezPlot Systems LLC ("Rezplot")
At December 31, 2023 and 2022, we had a zero and 48.9% ownership interest, respectively, in RezPlot, a RV reservation software technology company, operating under the Campspot brand, which we acquired in January 2019. During the year ended December 31, 2023, in conjunction with the transaction with our joint venture partner in Sun NG, we disposed of our ownership interest in Rezplot and settled notes receivable due from Rezplot for $12.2 million. In conjunction with the disposition, we remeasured the investment to its fair value and recorded a gain of $15.3 million. The gain was recorded within Income from nonconsolidated affiliates on the Consolidated Statements of Operations. Refer to Note 4, "Notes and Other Receivables," for additional information on the notes receivable and Note 8, "Consolidated Variable Interest Entities," for more information on the transaction with our joint venture partner in Sun NG.

Sungenia joint venture ("Sungenia JV")
At December 31, 2023 and 2022, we had a 50% ownership interest in Sungenia JV, a joint venture formed between us and Ingenia Communities Group in November 2018, to establish and grow a manufactured housing community development program in Australia.

GTSC LLC ("GTSC")
At December 31, 2023 and 2022, we had a 40% ownership interest in GTSC, which engages in acquiring, holding and selling loans secured, directly or indirectly, by manufactured homes located in our communities.

Origen Financial Services, LLC ("OFS")
At December 31, 2023 and 2022, we had no ownership interest in OFS, an end-to-end online resident screening and document management suite. During the year ended December 31, 2022, we sold our ownership interest in OFS for $0.6 million. The gain from the sale was $0.3 million, which was recorded within Income from nonconsolidated affiliates on the Consolidated Statements of Operations.

SV Lift, LLC ("SV Lift")
At December 31, 2023 and 2022, we had a 50% ownership interest in SV Lift, which owns, operates and leases an aircraft.

The investment balance in each nonconsolidated affiliate is as follows (in millions):

Investment	December 31, 2023	December 31, 2022
Investment in Sungenia JV	$56.8	$44.5
Investment in GTSC	60.4	54.5
Investment in SV Lift	1.7	2.3
Total	$118.9	$101.3

The income / (loss) from each nonconsolidated affiliate is as follows (in millions):

	Year Ended
Income / (Loss) from Nonconsolidated Affiliates	December 31, 2023	December 31, 2022	December 31, 2021
RezPlot equity income / (loss)	$11.1	$(4.7)	$(2.9)
Sungenia JV equity income	3.2	2.2	1.8
GTSC equity income	3.3	5.9	6.1
OFS equity income	—	0.6	0.2
SV Lift equity loss	(1.6)	(1.1)	(1.2)
Total Income from Nonconsolidated Affiliates	$16.0	$2.9	$4.0

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The change in the Sungenia JV investment balance is as follows (in millions):

	Year Ended
	December 31, 2023	December 31, 2022
Beginning balance	$44.5	$36.2
Cumulative translation adjustment	(0.5)	(3.0)
Contributions	9.6	9.1
Equity earnings	3.2	2.2
Ending Balance	$56.8	$44.5

The change in the GTSC investment balance is as follows (in millions):

	Year Ended
	December 31, 2023	December 31, 2022
Beginning balance	$54.5	$35.7
Contributions	27.5	37.4
Distributions	(20.7)	(22.5)
Equity earnings	3.3	5.9
Fair value adjustment	(4.2)	(2.0)
Ending Balance	$60.4	$54.5

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

Other Consolidated VIEs

We consolidate Sun NG RV Resorts LLC ("Sun NG Resorts"), Sun NG Beaver Brook LLC, FPG Sun Menifee 80 LLC, Solar Energy Project LLC, Solar Energy Project CA II LLC, Solar Energy Project III LLC and FPG Sun Moreno Valley 66 LLC under the guidance set forth in ASC Topic 810, "Consolidation." We concluded that each entity is a VIE where we are the primary beneficiary, as we have the power to direct the significant activities of, and absorb the significant losses and receive the significant benefits from each entity. Refer to Note 9, "Debt and Line of Credit" and Note 10, "Equity and Temporary Equity," for additional information on Sun NG Resorts.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sun NG Resorts Transaction

During the three months ended December 31, 2023, we simplified the structure of certain of our consolidated variable interest entities, including Sun NG RV Resorts, Sun NG Whitewater RV Resorts LLC, Sun NG Beaver Brook LLC and four standalone affiliates (collectively "Sun NG") in a transaction with our joint venture partner in Sun NG. The transaction, which was primarily a non-monetary exchange and resulted in a net cash receipt of $8.2 million, consisted of the following:

•Disposition of our majority equity interest in three consolidated joint venture properties (including Sun NG Whitewater RV Resorts LLC) with a fair value of $166.1 million, which resulted in a gain of $13.2 million;
•Acquisition of all noncontrolling equity interests in 14 consolidated joint venture properties and a significant portion of the noncontrolling equity interest in five stand-alone joint venture properties (including Sun NG Beaver Brook LLC) with a fair value of $149.5 million. This resulted in us owning a 100% controlling interest in 14 of these properties (the "Acquired RV Properties") and a majority interest in the remaining properties. The acquisition of the noncontrolling interest was accounted for as an equity transaction in accordance with ASC Topic 810, "Consolidation," with the difference between the fair value and carrying value of the acquired noncontrolling interest of $125.3 million recorded as a decrease to Additional paid-in capital;
•Settlement of the Series A and Series B preferred equity interests in the Sun NG Resorts joint venture of $35.2 million and $3.9 million, respectively, and issuance of 20,000 Series L preferred OP units valued at $2.0 million. The Series A and Series B preferred equity interests were accounted for as Unsecured debt and Temporary Equity on our Consolidated Balance Sheets, respectively. The Series L preferred OP units were recorded in Noncontrolling Interests in the Consolidated Balance Sheets;
•Disposition of our ownership interest in Rezplot, a nonconsolidated affiliate, and settlement of notes receivable due from Rezplot for $12.2 million. In conjunction with the disposition, we remeasured the investment to its fair value and recorded a gain of $15.3 million.

We concluded that the Acquired RV Properties no longer qualify as VIEs and instead will be consolidated under the voting interest model. The five properties remaining under joint venture agreements continue to be accounted for as consolidated VIEs and are included in the table below. Refer to Note 3, "Real Estate Acquisitions and Dispositions" related to the three properties that were sold, Note 4, "Notes and Other Receivables" related to the settlement of the receivable due from Rezplot, Note 7, "Investments in Nonconsolidated Affiliates" related to the sale of our investment in Rezplot, Note 9, "Debt and Line of Credit" related to the settlement of the Series A preferred equity interest, and Note 10, "Equity and Temporary Equity" related to the acquisition of the noncontrolling equity interest in 14 consolidated joint venture properties and issuance of Series L preferred OP units.

Other Noncontrolling Equity Interest Transactions

During the three months ended September 30, 2022, we acquired the noncontrolling equity interest held by third parties in a joint venture created for the purpose of acquiring land and constructing a marina in Fort Lauderdale, Florida ("SHM South Fork JV, LLC"). The transaction resulted in us owning a 100% ownership interest in the joint venture and we concluded that SHM South Fork JV, LLC was no longer a VIE. The acquisition was accounted for as an equity transaction in accordance with ASC Topic 810, "Consolidation," with the difference between the purchase price and the noncontrolling interest of $1.9 million recorded as a decrease to Additional Paid-in Capital on the Consolidated Balance Sheets.

During the three months ended June 30, 2022, we acquired the noncontrolling equity interest held by third parties in Rudgate Village SPE LLC, Rudgate Clinton SPE LLC and Rudgate Clinton Estates, LLC (collectively, "Rudgate"), an MH community, which resulted in us owning a 100% ownership interest in Rudgate. We concluded that Rudgate was no longer a VIE. The acquisition was accounted for as an equity transaction in accordance with ASC Topic 810, "Consolidation," with the difference between the purchase price and the acquired noncontrolling interest of $13.2 million recorded as an increase to Additional paid-in capital on the Consolidated Balance Sheets. Refer to Note 10, "Equity and Temporary Equity," for additional information.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the assets and liabilities of our consolidated VIEs after eliminations, with the exception of the Operating Partnership, included in our Consolidated Balance Sheets after eliminations (in millions):

	December 31, 2023	December 31, 2022
Assets
Investment property, net	$132.3	$739.7
Cash, cash equivalents and restricted cash	2.9	14.1
Other intangible assets, net	0.1	13.0
Other assets, net	0.4	10.5
Total Assets	$135.7	$777.3

Liabilities and Other Equity
Secured debt	$3.2	$22.2
Unsecured debt	—	35.2
Advanced reservation deposits and rent	0.4	13.8
Accrued expenses and accounts payable	24.1	11.8
Other liabilities	—	1.4
Total Liabilities	27.7	84.4
Temporary equity	10.7	41.3
Total Liabilities and Other Equity	$38.4	$125.7

Total assets related to the consolidated VIEs, with the exception of the Operating Partnership, comprised 0.8% and 4.5% of our consolidated total assets at December 31, 2023 and 2022, respectively. Total liabilities comprised 0.3% and 0.9% of our consolidated total liabilities at December 31, 2023 and 2022, respectively. Equity Interests and Noncontrolling interests related to the consolidated VIEs, on an absolute basis, comprised less than 1.0% of our consolidated total equity at December 31, 2023 and 2022, respectively.

9. Debt and Line of Credit

The following table sets forth certain information regarding debt, including premiums, discounts and deferred financing costs (in millions, except for statistical information):

	Carrying Amount		Weighted Average Years to Maturity		Weighted Average Interest Rates
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Secured Debt
Mortgage loans payable(1)	$3,478.9	$3,217.8	9.2	10.2	3.994%	3.723%
Secured borrowings on collateralized receivables(2)	55.8	—	14.2	N/A	8.556%	N/A
Total Secured Debt	3,534.7	3,217.8
Unsecured Debt
Senior unsecured notes(3)	2,177.5	1,779.6	7.5	8.1	3.375%	2.9%
Line of credit and other debt(4)	2,065.1	2,130.6	1.7	2.8	5.428%	4.417%
Preferred equity - Sun NG Resorts - mandatorily redeemable	—	35.2	0.0	1.8	—%	6.0%
Preferred OP units - mandatorily redeemable	—	34.0	0.0	3.1	—%	5.921%
Total Unsecured Debt	4,242.6	3,979.4
Total Debt	$7,777.3	$7,197.2	6.8	7.4	4.234%	3.746%
(1)Balances at December 31, 2023 and 2022 include zero and $0.1 million of net debt premium, respectively, and $16.9 million and $14.6 million of deferred financing costs, respectively.
(2)Balance at December 31, 2023 includes fair value adjustments of $1.9 million.
(3)Balances at December 31, 2023 and 2022 include $6.5 million and $6.1 million of net debt discount, respectively, and $16.0 million and $14.3 million of deferred financing costs, respectively. Weighted average interest rates include the impact of hedge activity.
(4)Balances at December 31, 2023 and 2022 include $1.6 million and $3.0 million of deferred financing costs, respectively. Weighted average interest rates include the impact of hedge activity.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Secured Debt

Mortgage term loans

During the years ended December 31, 2023 and 2022, we repaid the following mortgage term loans during the quarters presented below (in millions, except for statistical information):

Period	Repayment Amount		Fixed Interest Rate	Maturity Date	Loss on Extinguishment of Debt
Three months ended September 30, 2022	$318.0	(1)	4.81%	December 6, 2022 - September 6, 2024	$4.0
Three months ended June 30, 2022	$15.8		3.89%	October 1, 2022	$—
(1)Includes 17 mortgage term loans which were scheduled to mature from December 6, 2022 to September 6, 2024, that are secured by 35 properties.

During the years ended December 31, 2023 and 2022, we entered into the following mortgage term loans during the quarters presented below (in millions, except for statistical information):

Period	Loan Amount		Term (in years)	Interest Rate	Maturity Date
Three months ended December 31, 2023	$252.8	(1)	7	6.49%	November 1, 2030
Three months ended March 31, 2023	$85.0	(2)	3	5.0%	February 13, 2026
	$99.1	(3)	7 - 10	5.72%	April 1, 2030 - April 1, 2033
Three months ended December 31, 2022	$226.0	(4)	4 - 7	4.5%	June 15, 2026 - December 15, 2029
Three months ended September 30, 2022	$20.6	(5)(6)	25	3.65%	August 10, 2047
	$3.4	(6)	25	3.65%	August 10, 2047
(1)Includes two newly encumbered properties.
(2)Includes five existing encumbered properties.
(3)Includes 22 existing encumbered properties.
(4)Includes 18 existing encumbered properties.
(5)Represents a construction loan (undrawn as of December 31, 2023).
(6)Represents loans jointly secured by one property.

The mortgage term loans, which total $3.5 billion as of December 31, 2023, are secured by 156 properties comprised of 62,805 sites representing approximately $2.7 billion of net book value.

Secured Borrowings on Collateralized Receivables

Refer to Note 5, "Collateralized Receivables and Transfers of Financial Assets," for information on Secured Borrowings on Collateralized Receivables.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unsecured Debt

Senior Unsecured Notes

The following table sets forth certain information regarding our outstanding senior unsecured notes (in millions, except for statistical information). All senior unsecured notes include interest payments on a semi-annual basis in arrears, and are recorded within the Unsecured debt line item on the Consolidated Balance Sheets.

		Carrying Amount
	Principal Amount	December 31, 2023	December 31, 2022
5.7% notes, issued in January 2023 and due in January 2033(1)	$400.0	$395.7	$—
4.2% notes, issued in April 2022 and due in April 2032	600.0	592.6	591.8
2.3% notes, issued in October 2021 and due in November 2028	450.0	446.8	446.2
2.7% notes, issued in June 2021 and October 2021, and due in July 2031	750.0	742.4	741.6
Total	$2,200.0	$2,177.5	$1,779.6
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

The Senior Credit Facility bears interest at a floating rate based on the Adjusted Term SOFR, the Adjusted Eurocurrency Rate, the Australian BBSY, the Daily SONIA Rate or the Canadian Dollar Offered Rate, as applicable, plus a margin, in all cases, which can range from 0.725% to 1.6%, subject to certain adjustments. As of December 31, 2023, the margins based on our credit ratings were 0.85% on the revolving loan facility and 0.95% on the term loan facility.

At the lenders' option, the Senior Credit Facility will become immediately due and payable upon an event of default under the Credit Facility Agreement. We had $944.1 million and $1.1 billion of borrowings outstanding under the revolving loan as of December 31, 2023 and 2022, respectively. We also had $1.1 billion of borrowings outstanding under the term loan on the Senior Credit Facility as of December 31, 2023 and 2022, respectively. These balances are recorded in Unsecured debt on the Consolidated Balance Sheets.

The Senior Credit Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under the Senior Credit Facility, but does reduce the borrowing amount available. We had $26.2 million and $2.6 million of outstanding letters of credit at December 31, 2023 and 2022, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unsecured Term Loan

In October 2019, we assumed a $58.0 million secured term loan facility related to an acquisition. The term loan initially had a four-year term ending October 29, 2023, and bore interest at a floating rate based on the Eurodollar rate or Prime rate plus a margin ranging from 1.2% to 2.05%. Effective July 1, 2021, we amended the agreement to release the associated collateral, extend the term loan facility maturity date to October 29, 2025 and adjust the interest rate margin to a range from 0.8% to 1.6%. In August 2022, we amended the secured term loan facility to transition from the Eurodollar rate to SOFR. As of December 31, 2023, the margin based on our credit rating was 0.95%. The outstanding balance was $7.8 million and $19.8 million at December 31, 2023 and 2022, respectively. These balances are recorded in Unsecured debt on the Consolidated Balance Sheets.

Preferred Equity - Sun NG Resorts - Mandatorily Redeemable

In connection with the investment in Sun NG Resorts in June 2018, unrelated third parties purchased $35.3 million of mandatorily redeemable Series A Preferred Equity ("Preferred Equity - Sun NG Resorts") that carried a preferred rate of return of 6.0% per annum and had a seven-year term ending June 1, 2025. In December 2023, we settled the Preferred Equity - Sun NG Resorts balance as part of the transaction with our joint venture partners in Sun NG. Accordingly, the outstanding balance on the Preferred Equity - Sun NG Resorts was zero and $35.2 million at December 31, 2023 and 2022, respectively. These balances were recorded in Unsecured debt on the Consolidated Balance Sheets. Refer to Note 8, "Consolidated Variable Interest Entities" for additional information related to the broader transaction with our joint venture partner in Sun NG.

Preferred OP Units - Mandatorily Redeemable

As of December 31, 2023, all Aspen preferred OP units were converted into common OP units. At December 31, 2022, the Preferred OP units included $34.0 million of Aspen preferred OP units recorded in Unsecured debt on the Consolidated Balance Sheets.

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

For Aspen preferred OP units with no extended redemption date, subject to certain limitations, at any time prior to January 1, 2024, the holders of Aspen preferred OP units each had the option to convert such units into: (a) if the average closing price of our common stock for the preceding ten trading days is $68.00 per share or less, 0.397 common OP units; or (b) if the 10-day average closing price is greater than $68.00 per share, a number of common OP units determined by dividing (i) the sum of (A) $27.00 plus (B) 25.0% of the amount by which the 10-day average closing price exceeds $68.00 per share, by (ii) the 10-day average closing price. The preferred distribution rate for the Aspen preferred OP units was 6.5%. On January 2, 2024, we would have been required to redeem for cash any Aspen preferred OP units that had not been converted to common OP units. During the year ended December 31, 2023, unit holders converted all 322,934 remaining Aspen preferred OP units, representing $8.7 million of unsecured debt, into common OP units. Refer to Note 10, "Equity and Temporary Equity," for additional details related to Aspen preferred OP unit conversions.

Covenants

The mortgage term loans, senior unsecured notes and Senior Credit Facility are subject to various financial and other covenants. The most restrictive covenants are pursuant to (a) the terms of the Senior Credit Facility, which contains a maximum leverage ratio, minimum fixed charge coverage ratio and maximum secured leverage ratio, and (b) the terms of the senior unsecured notes, which contain a total debt to total assets ratio, secured debt to total assets ratio, consolidated income available for debt service to debt service ratio and unencumbered total asset value to unsecured debt ratio. At December 31, 2023, we were in compliance with all financial covenants.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest Capitalized

We capitalize interest during the construction and development of our communities. Capitalized interest costs associated with construction and development activities during the years ended December 31, 2023, 2022 and 2021 were as follows (in millions):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Interest capitalized	$12.9	$7.0	$4.5

Long-term Debt Maturities

As of December 31, 2023, the total of our secured debt (excluding premiums and deferred financing costs) and unsecured debt (excluding discounts and deferred financing costs) by year were as follows (in millions):

	Maturities and Amortization By Year
	Total Due	2024	2025	2026	2027	2028	Thereafter
Secured Debt
Mortgage loans payable
Maturities	$2,670.8	$128.8	$50.6	$658.4	$4.0	$303.8	$1,525.2
Principal amortization	825.0	56.5	54.2	46.3	40.6	43.4	584.0
Secured borrowings on collateralized receivables(1)	53.9	2.3	2.5	2.7	3.0	3.2	40.2
Total Secured Debt	3,549.7	187.6	107.3	707.4	47.6	350.4	2,149.4
Unsecured Debt
Senior unsecured notes	2,200.0	—	—	—	—	450.0	1,750.0
Line of credit and other debt	2,066.7	7.8	1,114.8	944.1	—	—	—
Total Unsecured Debt	4,266.7	7.8	1,114.8	944.1	—	450.0	1,750.0
Total Debt	$7,816.4	$195.4	$1,222.1	$1,651.5	$47.6	$800.4	$3,899.4
(1)Balance at December 31, 2023 excludes fair value adjustments of $1.9 million.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Equity and Temporary Equity

Temporary Equity

Redeemable Preferred OP Units

Temporary equity includes preferred securities that are redeemable for cash at the holder's option or upon the occurrence of an event that is not solely within our control based on a fixed or determinable price. These securities are not mandatorily redeemable for cash nor do they contain a fixed maturity date. The following table sets forth the various series of redeemable preferred OP units that were outstanding as of December 31, 2023 and 2022 and the related terms, and summarizes the balance included within Temporary Equity on our Consolidated Balance Sheets (in millions, except for statistical information):

Description	OP Units Outstanding	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption(3)	Redemption Period	Carrying Amount
	December 31, 2023					December 31, 2023	December 31, 2022
Series D preferred OP units	488,958	0.8000	4.0%	Holder's Option	Any time	$46.9	$48.1
Series F preferred OP units	90,000	0.6250	3.0%	Holder's Option	Any time after earlier of May 14, 2025 or death of holder	8.5	8.7
Series G preferred OP units	210,710	0.6452	3.2%	Holder's Option	Any time after earlier of September 30, 2025 or death of holder	20.4	24.4
Series H preferred OP units	581,238	0.6098	3.0%	Holder's Option	Any time after earlier of October 30, 2025 or death of holder	55.0	56.7
Series J preferred OP units	238,000	0.6061	2.85%	Holder's Option	During the 30-day period following a change of control of the Company or any time after April 21, 2026	22.7	23.6
Series K preferred OP units(4)	1,000,000	0.5882	4.0%	Holder's Option	Within 60 days after March 23, 2028	96.7	—
Total	2,608,906					$250.2	$161.5
(1) Exchange rates are subject to adjustment upon stock splits, recapitalizations and similar events. The exchange rates of certain series of OP units are approximated to four decimal places.
(2) Distributions are payable on the issue price of each OP unit, which is $100.00 per unit for all these preferred OP units.
(3) The redemption price for each preferred OP unit redeemed will be equal to its issue price plus all accrued but unpaid distributions.
(4) Series K Preferred OP Units - Each Series K preferred OP unit is exchangeable for 0.5882 common OP units. Each such common OP unit will be exchangeable for one share of our common stock. We have the right to cause the holders of Series K preferred OP units to exchange such units into common OP units at the applicable exchange rate (a) within 60 days after March 23, 2028 or (b) if at any time the trading price of our common stock for each of the preceding 60 trading days is equal to or greater than 120% of the Series K conversion price of $170 (as it may be adjusted under the Operating Partnership's partnership agreement). If in connection with an exchange pursuant to clause (a) above the recent average price of our common stock (as determined under the Operating Partnership's partnership agreement) is less than the Series K conversion price, we will be required to make an additional cash payment in respect of each exchanged Series K preferred OP unit equal to the product of (i) the Series K exchange rate and (ii) the difference between such average price and the Series K conversion price. As of December 31, 2023, 1,000,000 Series K preferred OP units were outstanding. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Redeemable Equity Interests

The following table summarizes the redeemable equity interests included in Temporary Equity on our Consolidated Balance Sheets (in millions):

		Carrying Amount
Equity Interest	Description	December 31, 2023	December 31, 2022
FPG Sun Moreno Valley 66 LLC	In connection with the investment in land for future development in the city of Moreno Valley, California, at the property known as FPG Sun Moreno Valley 66 LLC	$0.1	$0.1
Solar Energy Project CA II LLC	A joint venture that operates and maintains solar energy equipment in select California communities	5.1	4.2
Solar Energy Project LLC	A joint venture that operates and maintains solar energy equipment in select California communities	2.3	1.9
Solar Energy Project III LLC	A joint venture that operates and maintains solar energy equipment in select Arizona and California communities	2.3	0.3
FPG Sun Menifee 80 LLC	In connection with the investment in land for future development in the city of Menifee, in California, at the property known as FPG Sun Menifee 80 LLC	0.1	0.1
NG Sun Whitewater LLC	In connection with the investment in land at the property known as Whitewater	—	3.2
NG Sun Beaver Brook LLC	In connection with the investment in Sun NG Beaver Brook LLC, a joint venture that operates one RV community in the U.S.	0.1	0.5
NG Sun LLC(1) and other stand-alone joint ventures	In connection with the investment in Sun NG Resorts, a joint venture that operates a portfolio of RV communities in the U.S.	0.7	31.1
Total		$10.7	$41.4
(1) Equity Interest - NG Sun LLC - In June 2018, in connection with the investment in Sun NG Resorts, unrelated third parties purchased $6.5 million of Series B preferred equity interests and $15.4 million of common equity interests in Sun NG Resorts (herein jointly referred to as "Equity Interest - NG Sun LLC"). In April and September 2020, in connection with certain acquisitions, $3.0 million of Series B preferred equity interests were converted to common equity interests. The Series B preferred equity interests carried a preferred return at a rate that, at any time, was equal to the interest rate on Sun NG Resorts' indebtedness at such time. In December 2023, as part of the transaction with our joint venture partner in Sun NG, we settled the majority of the preferred and common equity interests related to the joint ventures under Sun NG Resorts. The Equity Interest - NG Sun LLC balance was $0.7 million and $31.1 million as of December 31, 2023 and 2022, respectively. Refer to Note 8, "Consolidated Variable Interest Entities," for more information on the transaction with our joint venture partner in Sun NG.

Permanent Equity

Universal Shelf Registration Statement

In April 2021, we filed a new universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was deemed automatically effective and provides for the registration of unspecified amounts of equity and debt securities. At our 2023 Annual Meeting of Shareholders on May 16, 2023, our shareholders approved the Articles of Amendment to the Company's charter, which increased the authorized number of shares of capital stock to 380,000,000 shares, of which 360,000,000 shares are common stock and 20,000,000 shares are preferred stock, par value $0.01 per share. As of December 31, 2023, we had 124,436,432 shares of common stock issued and outstanding and no shares of preferred stock were issued and outstanding.

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

At the Market Offering Sales Agreement

In December 2021, we entered into an At the Market Offering Sales Agreement with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock (the "Sales Agreement"), through the sales agents, acting as our sales agents or, if applicable, as forward sellers, or directly to the sales agents as principals for their own accounts. The sales agents and forward sellers are entitled to compensation in an agreed amount not to exceed 2.0% of the gross price per share for any shares sold under the Sales Agreement. We simultaneously terminated our prior sales agreement upon entering into the Sales Agreement. Through December 31, 2023, we had entered into forward sales agreements under our Sales Agreement for an aggregate gross sales price of $160.6 million.

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

Issuances of Common Stock in Connection with the Acquisition of Certain Properties

In April 2022, we issued 186,044 shares of common stock with a value of $33.9 million in connection with the acquisition of Park Holidays.

Issuances of Common OP Units in Connection with the Acquisition of Certain Properties

Year Ended December 31, 2023 and 2022	Common OP Units Issued		Value at Issuance (in millions)	Related Acquisition
January 2023	31,289		$4.4	Fox Run
May 2022	10,854	(1)	$1.8	Rudgate
May 2022	5,605		$1.0	Kittery Point
February 2022	14,683		$2.8	Jarrett Bay Boatworks
(1)During the three months ended June 30, 2022, we acquired the noncontrolling equity interest held by third parties in Rudgate for a total purchase price of $3.1 million. As consideration, we issued 10,854 common OP units and paid the remainder of the purchase price in cash. The acquisition resulted in us owning a 100.0% controlling interest in Rudgate. Refer to Note 8, "Consolidated Variable Interest Entities," for additional information.

Accumulated Other Comprehensive Income / (Loss)

AOCI attributable to SUI common shareholders is separately presented on our Consolidated Balance Sheets as a component of total SUI shareholders' equity. OCI attributable to noncontrolling interests is allocated to, and included within, Noncontrolling interests on our Consolidated Balance Sheets. Refer to the Statements of Comprehensive Income for complete details related to OCI activity in the reporting period.

AOCI attributable to SUI common shareholders consisted of the following, net of tax (in millions):

	December 31, 2023	December 31, 2022
Net foreign currency translation losses	$(29.5)	$(70.6)
Accumulated net gains on derivatives	41.7	60.7
Accumulated other comprehensive income / (loss)	$12.2	$(9.9)

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Noncontrolling Interests - Common and Preferred OP Units

The following table summarizes the common and preferred OP units included within Noncontrolling interests on our Consolidated Balance Sheets (in millions, except for shares and statistical information):

Description	OP Units Outstanding	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption	Redemption Period	Carrying Amount
	December 31, 2023					December 31, 2023	December 31, 2022
Common OP units	2,734,983	1.0000	Same distribution rate for common stock	N/A	N/A	$46.5	$31.5
Series A-1 preferred OP units	202,144	2.4390	6.0%	N/A	N/A	11.5	14.0
Series A-3 preferred OP units	40,268	1.8605	4.5%	N/A	N/A	2.4	2.7
Series C preferred OP units	305,848	1.1100	5.0%	N/A	N/A	21.4	23.6
Series E preferred OP units	80,000	0.6897	5.5%	N/A	N/A	6.4	6.9
Series L preferred OP units(3)	20,000	0.6250	3.5%	N/A	N/A	2.0	—
Total	3,383,243					$90.2	$78.7
(1) Exchange rates are subject to adjustment upon stock splits, recapitalizations and similar events. The exchange rates of certain series of OP units are approximated to four decimal places.
(2) Distributions are payable on the issue price of each OP unit which is $100.00 per unit for all these preferred OP units.
(3) Series L Preferred OP Units - Each Series L preferred OP unit is exchangeable for 0.6250 common OP units. Each such common OP unit will be exchangeable for one share of our common stock. We have the right to cause the holders of Series L preferred OP units to exchange such units into common OP units at the applicable exchange rate (a) any time after December 31, 2028 or (b) if at any time the trading price of our common stock for each of the preceding 60 trading days is equal to or greater than 120% of the Series L conversion price of $160 (as it may be adjusted under the Operating Partnership's partnership agreement). If in connection with an exchange pursuant to clause (a) above the recent average price of our common stock (as determined under the Operating Partnership's partnership agreement) is less than the Series L conversion price, we will be required to make an additional cash payment in respect of each exchanged Series L preferred OP unit equal to the product of (i) the Series L exchange rate and (ii) the difference between such average price and the Series L conversion price. As of December 31, 2023, 20,000 Series L preferred OP units were outstanding. Refer to Note 8, "Consolidated Variable Interest Entities," for more information on the transaction with our joint venture partner in Sun NG.

Conversions

Conversions to Common Stock and Common OP Units - Subject to certain limitations, holders can convert certain series of OP units to shares of our common stock and to common OP units at any time. Below is the activity of conversions during the years ended December 31, 2023 and 2022:

		Year Ended
		December 31, 2023			December 31, 2022
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)	Common OP Units(1)	Units / Shares Converted	Common Stock(1)
Aspen preferred OP units	Various(2)	1,258,819	113,972	293,838	25,000	8,007
Common OP units	1.0000	8,848	8,848	—	150,393	150,393
Series A-1 preferred OP units	2.4390	5,404	13,177	—	67,476	164,566
Series C preferred OP units	1.1100	165	183	—	150	166
Series E preferred OP units	0.6897	—	—	—	10,000	6,896
Series G preferred OP units	0.6452	30,000	19,353	—	—	—
Series H preferred OP units	0.6098	129	78	—	40	24
Series I preferred OP units	0.6098	—	—	—	922,000	562,195
Series J preferred OP units	0.6061	2,000	1,212	—	—	—
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.
(2)Refer to Note 9, "Debt and Line of Credit," for additional detail on Aspen preferred OP unit conversions.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Distributions

Distributions declared for the three months ended December 31, 2023 were as follows:

Common Stock, Common OP units and Restricted Stock Distributions	Record Date	Payment Date	Distribution Per Share	Total Distribution (in Millions)
December 31, 2023	12/29/2023	1/16/2024	$0.93	$118.2

11. Share-Based Compensation

As of December 31, 2023, we had two share-based compensation plans: the Sun Communities, Inc. 2015 Equity Incentive Plan (as amended, the "2015 Equity Incentive Plan") and the First Amended and Restated 2004 Non-Employee Director Option Plan (as amended, the "2004 Non-Employee Director Option Plan"). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future. Time based awards for directors generally vest over three years. Time based awards for key employees and executives generally vest over five years. Market condition awards for executives generally vest after three years.

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

First Amendment to the 2015 Equity Incentive Plan

At our 2022 Annual Meeting on May 17, 2022, our shareholders approved the First Amendment to the 2015 Equity Incentive Plan. This amendment increased the number of shares of common stock that may be issued under the 2015 Equity Incentive Plan to 4,750,000. As of December 31, 2023, there were 2,813,901 shares available for future issuance.

UK Sub-Plan

In April 2022, the Board of Directors adopted the UK Sub-Plan under the 2015 Equity Incentive Plan, which is solely applicable to employee participants located in the UK, and establishes certain rules and limitations for participation in the 2015 Equity Incentive Plan by UK employees for the purpose of complying with applicable UK laws.

Non-Employee Director Plans

2021 Non-Employee Directors Deferred Compensation Plan - In November 2021, we adopted the 2021 Non-Employee Directors Deferred Compensation Plan ("2021 Deferred Compensation Plan"). The 2021 Deferred Compensation Plan entitles a non-employee director to annually submit an election to defer all or a portion of his or her eligible share-based and cash compensation.

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

The types of awards that may be granted under the director option plan are options, restricted stock and OP units. Only non-employee directors are eligible to participate in the director option plan. The maximum number of options, restricted stock and OP units that may be issued under the director option plan is 375,000 shares. As of December 31, 2023, 141,965 shares remained available for future issuance.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the years ended December 31, 2023 and 2022, shares were granted as follows:

Grant Period	Type	Plan	Shares Granted	Grant Date Fair Value Per Share		Vesting Type
2023	Key Employees	2015 Equity Incentive Plan	220,858	$137.14	(1)	Time Based
2023	Executive Officers	2015 Equity Incentive Plan	62,800	$144.88	(1)	Time Based
2023	Executive Officers	2015 Equity Incentive Plan	82,200	$108.60	(2)	Market Condition(3)
2023	Directors	2004 Non-Employee Director Option Plan	16,000	$148.12	(1)	Time Based
2022	Key Employees	2015 Equity Incentive Plan	203,210	$179.23	(1)	Time Based
2022	Executive Officers	2015 Equity Incentive Plan	66,000	$178.20	(1)	Time Based
2022	Executive Officers	2015 Equity Incentive Plan	91,500	$124.88	(2)	Market Condition(3)
2022	Directors	2004 Non-Employee Director Option Plan	11,900	$197.00	(1)	Time Based
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

The following table summarizes our restricted stock activity for the years ended December 31, 2023, 2022 and 2021 (in millions, except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value	Fair Value of Shares Vested
Unvested restricted shares at January 1, 2021	810,814	$105.92
Granted	290,607	$131.84
Vested	(305,747)	$91.06	$27.8
Forfeited	(7,654)	$113.02
Unvested restricted shares at December 31, 2021	788,020	$121.18
Granted	372,610	$166.27
Vested	(278,359)	$106.98	$29.8
Forfeited	(27,504)	$157.11
Unvested restricted shares at December 31, 2022	854,767	$144.19
Granted	381,858	$132.73
Vested	(243,776)	$139.03	$33.9
Forfeited	(55,198)	$153.68
Unvested restricted shares at December 31, 2023	937,651	$140.30

We capitalize a portion of share-based compensation costs for employees who work directly on construction and development of our communities. We recognized the following share-based compensation costs (in millions):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Share-based compensation - expensed(1)	$40.4	$37.6	$28.0
Share-based compensation - capitalized(2)	$2.5	$—	$—
(1) Recorded within General and administrative expense on the Consolidated Income Statements.
(2) Capitalized to Land improvements and buildings on the Consolidated Balance Sheets.

The remaining unrecognized share-based compensation cost, net related to our unvested restricted shares, which includes estimated forfeitures, as of December 31, 2023 was approximately $86.4 million and is expected to be recognized over a weighted average period of 1.7 years. Forfeitures are estimated at the grant date and are included monthly within compensation cost. The following table summarizes our expected share-based compensation cost, net related to our unvested restricted shares, in millions:

	2024	2025	2026	Thereafter
Expected share-based compensation costs, net	$34.0	$25.5	$16.9	$10.0

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A presentation of our segment financial information is summarized as follows (amounts in millions):

	Year Ended
	December 31, 2023				December 31, 2022				December 31, 2021
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Operating revenues	$1,487.4	$698.4	$932.8	$3,118.6	$1,422.8	$689.9	$786.9	$2,899.6	$1,059.7	$606.4	$564.1	$2,230.2
Operating expenses / Cost of sales	709.0	358.5	620.8	1,688.3	661.1	359.6	498.4	1,519.1	438.7	318.8	351.8	1,109.3
NOI	$778.4	$339.9	$312.0	$1,430.3	$761.7	$330.3	$288.5	$1,380.5	$621.0	$287.6	$212.3	$1,120.9
Adjustments to arrive at net income
Interest income				45.4				35.2				12.2
Brokerage commissions and other revenues, net				60.6				34.9				30.2
General and administrative expense				(270.2)				(256.8)				(181.3)
Catastrophic event-related charges, net				(3.8)				(17.5)				(2.2)
Business combination expense, net				(3.0)				(24.7)				(1.4)
Depreciation and amortization				(660.0)				(601.8)				(522.7)
Asset impairments				(10.1)				(3.0)				—
Goodwill impairment				(369.9)				—				—
Loss on extinguishment of debt (see Note 9)				—				(4.4)				(8.1)
Interest expense				(325.8)				(229.8)				(158.6)
Interest on mandatorily redeemable preferred OP units / equity				(3.3)				(4.2)				(4.2)
Gain / (loss) on remeasurement of marketable securities				(16.0)				(53.4)				33.5
Gain / (loss) on foreign currency exchanges				(0.3)				5.4				(3.7)
Gain on dispositions of properties				11.0				12.2				108.1
Other expense, net				(7.5)				(2.1)				(12.1)
Gain / (loss) on remeasurement of notes receivable				(106.7)				(0.8)				0.7
Income from nonconsolidated affiliates (see Note 7)				16.0				2.9				4.0
Loss on remeasurement of investment in nonconsolidated affiliates				(4.2)				(2.7)				(0.2)
Current tax expense (see Note 13)				(14.5)				(10.3)				(1.2)
Deferred tax benefit / (expense) (see Note 13)				22.9				4.2				(0.1)
Net Income / (Loss)				(209.1)				263.8				413.8
Less: Preferred return to preferred OP units / equity interests				12.3				11.0				12.1
Less: Income attributable to noncontrolling interests				(8.1)				10.8				21.5
Net Income / (Loss) Attributable to SUI Common Shareholders				$(213.3)				$242.0				$380.2

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023				December 31, 2022
	MH	RV	Marina	Consolidated	MH	RV	Marina	Consolidated
Identifiable Assets
Investment property, net	$7,510.3	$3,718.8	$3,214.5	$14,443.6	$7,181.7	$3,744.3	$3,045.0	$13,971.0
Cash, cash equivalents and restricted cash	24.5	11.8	6.4	42.7	49.4	30.3	10.7	90.4
Marketable securities	—	—	—	—	82.4	44.9	—	127.3
Inventory of manufactured homes	181.3	24.3	—	205.6	189.1	13.6	—	202.7
Notes and other receivables, net	247.6	119.7	54.3	421.6	475.2	96.5	45.6	617.3
Collateralized receivables, net	56.2	—	—	56.2	—	—	—	—
Goodwill	182.0	9.5	541.5	733.0	467.4	9.5	541.5	1,018.4
Other intangible assets, net	88.3	29.0	252.2	369.5	97.9	32.6	271.5	402.0
Other assets, net	380.2	47.6	240.7	668.5	356.1	63.0	236.0	655.1
Total Assets	$8,670.4	$3,960.7	$4,309.6	$16,940.7	$8,899.2	$4,034.7	$4,150.3	$17,084.2

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

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation, which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the year ended December 31, 2023.

As a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on the ordinary taxable income we distribute to our shareholders as dividends. If we fail to qualify as a REIT in any taxable year, our taxable income could be subject to U.S. federal income tax at regular corporate rates. Even if we qualify as a REIT, we may be subject to certain state and local income taxes, as well as U.S. federal income and excise taxes on our undistributed income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes. We are also subject to local income taxes in Canada, Puerto Rico and the UK due to certain properties located in those jurisdictions. We do not provide for withholding taxes on our undistributed earnings from our Canadian subsidiaries as they are reinvested and will continue to be reinvested indefinitely outside of the U.S. As currently structured, we are not subject to UK withholding taxes on distributions from our UK properties. However, we are subject to Australian withholding taxes on distributions from our investments in Ingenia Communities Group ("Ingenia") which was sold during the three months ended December 31, 2023. Refer to Note 16, "Fair Value of Financial Instruments," for additional details related to the sale of our shares in Ingenia.

For income tax purposes, distributions paid to common shareholders consist of ordinary income, capital gains, and return of capital. For the years ended December 31, 2023, 2022 and 2021, distributions paid per share were taxable as follows (unaudited / rounded):

	Year Ended
	December 31, 2023		December 31, 2022		December 31, 2021
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income(1)	$2.30	62.62%	$2.55	73.62%	$2.31	70.47%
Capital gain	—	—%	—	—%	—	—%
Return of capital	1.37	37.38%	0.92	26.38%	0.97	29.53%
Total distributions declared	$3.67	100.00%	$3.47	100.00%	$3.28	100.00%
(1)98.924258% of the ordinary taxable dividend qualifies as a Section 199A dividend for 2023 and 1.075742% of the ordinary taxable dividend qualifies as a Qualified Dividend for 2023.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of income / (loss) attributable to taxable subsidiaries before provision for income taxes are as follows (in millions):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Domestic	$(21.0)	$(13.4)	$(7.8)
Foreign	(46.2)	24.8	2.6
Income / (loss) before provision for income taxes	$(67.2)	$11.4	$(5.2)

The components of our provision / (benefit) for income taxes attributable to continuing operations for the years ended December 31, 2023, 2022 and 2021 are as follows (amounts in millions):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Federal
Current	$—	$—	$—
Deferred	—	—	—
State and Local
Current	2.9	2.3	1.1
Deferred	—	—	(0.1)
Foreign
Current	11.6	8.0	0.1
Deferred	(22.9)	(4.2)	0.2
Total provision / (benefit)	$(8.4)	$6.1	$1.3

A reconciliation of the provision / (benefit) for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the years ended December 31, 2023, 2022 and 2021 is as follows (amounts in millions):

	Year Ended
	December 31, 2023		December 31, 2022		December 31, 2021
Pre-tax income / (loss) attributable to taxable subsidiaries	$(67.2)		$11.4		$(5.2)

Federal provision / (benefit) at statutory tax rate	(14.1)	21.0%	2.4	21.0%	(1.1)	21.0%
State and local taxes, net of federal benefit	1.4	(2.0)%	0.7	6.5%	0.2	(3.8)%
Rate differential	(4.7)	7.0%	(0.4)	(3.5)%	0.1	(2.7)%
Change in valuation allowance	5.4	(8.1)%	2.8	24.5%	3.4	(65.0)%
Non-U.S. income taxed at other than the U.S. federal statutory tax rate	3.1	(4.6)%	(0.6)	(5.5)%	—	—%
Others	(1.0)	1.4%	(0.4)	(3.0)%	(2.1)	39.8%
Tax provision / (benefit) - taxable subsidiaries	(9.9)	14.7%	4.5	40.0%	0.5	(10.7)%
Other state taxes - flow through subsidiaries	1.5		1.6		0.8
Total provision / (benefit)	$(8.4)		$6.1		$1.3

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The deferred tax assets and liabilities included in the Consolidated Balance Sheets are comprised of the following tax effects of temporary differences and based on the most recent tax rate legislation (amounts in millions):

	As of
	December 31, 2023	December 31, 2022	December 31, 2021
Deferred Tax Assets
NOL carryforwards	$28.7	$25.9	$26.2
Depreciation and basis differences	27.4	26.0	23.7
Restricted interest carryforwards	51.9	25.2	—
Other	5.4	4.9	0.1
Gross deferred tax assets	113.4	82.0	50.0
Valuation allowance	(55.3)	(49.8)	(47.0)
Net deferred tax assets(1)	58.1	32.2	3.0

Deferred Tax Liabilities
Basis differences - US assets	—	—	(1.2)
Basis differences - foreign investment(2)	(335.2)	(340.8)	(22.5)
Gross deferred tax liabilities(3)	(335.2)	(340.8)	(23.7)

Net Deferred Tax Liability	$(277.1)	$(308.6)	$(20.7)
(1)Net deferred tax assets are included within Other assets, net in our Consolidated Balance Sheets.
(2)Balance as of December 31, 2023 relates to basis differences in our foreign investments in properties in the UK and Canada.
(3)Gross deferred tax liabilities are included within Other liabilities in our Consolidated Balance Sheets.

Our U.S. taxable REIT subsidiaries operating loss carryforwards are $138.0 million, or $28.7 million after tax, including SHS loss carryforwards of $134.1 million, or $28.2 million after tax, as of December 31, 2023. The loss carryforwards will begin to expire in 2024 through 2035 if not offset by future taxable income. In addition, our Canadian subsidiaries have operating loss carryforwards of $0.1 million, or $0.0 million after tax, as of December 31, 2023. The loss carryforwards will begin to expire in 2040 through 2042 if not offset by future taxable income.

We had no unrecognized tax benefits as of December 31, 2023 and 2022. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2023.

We classify certain state taxes as income taxes for financial reporting purposes. We recorded provisions for state income taxes of $2.9 million, $2.3 million and $1.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Our policy is to report income tax penalties and income tax related interest expense as a component of income tax expense. No interest or penalty associated with any unrecognized income tax provision or benefit was accrued, nor was any income tax related interest or penalty recognized during the years ended December 31, 2023, 2022 and 2021.

14. Earnings / (Loss) Per Share

Earnings / (loss) per share ("EPS") is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period on a basic and diluted basis. We calculate diluted EPS using the more dilutive of the treasury stock method and the two-class method for stock option and restricted common shares, the treasury stock method for forward equity sales and the if converted method for convertible units.

From time to time, we enter into forward equity sales agreements, which are discussed in Note 10, "Equity and Temporary Equity." We considered the potential dilution resulting from the forward equity sales agreements on the EPS calculations. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered unless there is a physical settlement. Common shares issued upon the physical settlement of the forward equity sales agreements, weighted for the period these common shares are outstanding, are included in the denominator of basic EPS. To determine the dilution resulting from the forward equity sales agreements during the period of time prior to settlement, we calculate the number of weighted-average shares outstanding - diluted in accordance with the treasury stock method.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our potentially dilutive securities include our potential common shares related to our forward equity offerings, our unvested restricted common shares, and our Operating Partnership outstanding common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series C preferred OP units, Series D preferred OP units, Series E preferred OP units, Series F preferred OP units, Series G preferred OP units, Series H preferred OP units, Series J preferred OP units, Series K preferred OP units and Series L preferred OP units, which, if converted or exercised, may impact dilution.

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

Computations of basic and diluted EPS were as follows (in millions, except per share data):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Numerator
Net income / (loss) attributable to SUI common shareholders	$(213.3)	$242.0	$380.2
Less: allocation to restricted stock awards	(1.8)	1.4	2.4
Basic earnings - net income / (loss) attributable to common shareholders after allocation to restricted stock awards	$(211.5)	$240.6	$377.8
Add: allocation to common and preferred OP units dilutive effect	—	4.7	8.6
Add: allocation to restricted stock awards	(1.8)	—	—
Diluted earnings - net income / (loss) attributable to common shareholders after allocation to common and preferred OP units(1)(2)	$(213.3)	$245.3	$386.4

Denominator
Weighted average common shares outstanding	$123.4	$120.2	$112.6
Add: common shares dilutive effect from Forward Equity Offering	—	0.2	—
Add: dilutive restricted stock	0.4	—	—
Add: common and preferred OP units dilutive effect	—	2.5	2.5
Diluted weighted average common shares and securities(1)(2)	$123.8	$122.9	$115.1

EPS Available to Common Shareholders After Allocation
Basic earnings / (loss) per share	$(1.71)	$2.00	$3.36
Diluted earnings / (loss) per share(1)(2)	$(1.72)	$2.00	$3.36
(1) For the year ended December 31, 2023, diluted earnings per share was calculated using the treasury stock method for restricted stock awards as the application of this method resulted in a more diluted earnings per share during those periods.
(2) For the years ended December 31, 2022 and 2021, diluted earnings per share was calculated using the two-class method for restricted stock awards as the application of this method resulted in a more diluted earnings per share during those periods.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We have excluded certain convertible securities from the computation of diluted EPS because the inclusion of those securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computation of diluted EPS as of December 31, 2023, 2022 and 2021 (amounts in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Common OP units	2,735	—	—
A-1 preferred OP units	202	208	275
A-3 preferred OP units	40	40	40
Aspen preferred OP units(1)	N/A	1,259	1,284
Series C preferred OP units	306	306	306
Series D preferred OP units	489	489	489
Series E preferred OP units	80	80	90
Series F preferred OP units	90	90	90
Series G preferred OP units	211	241	241
Series H preferred OP units	581	581	581
Series I preferred OP units(2)	N/A	N/A	922
Series J preferred OP units	238	240	240
Series K preferred OP units	1,000	N/A	N/A
Series L preferred OP units	20	N/A	N/A
Total Securities	5,992	3,534	4,558
N/A = Not applicable.
(1) All of our outstanding Aspen preferred OP units converted during the year ended December 31, 2023.
(2) All of our outstanding Series I preferred OP units converted during the year ended December 31, 2022.

15. Derivative Financial Instruments

We hold treasury rate lock contracts, interest rate swaps, and forward swaps for interest rate risk management purposes. We do not enter into derivative instruments for speculative purposes. As of December 31, 2023 and 2022, respectively, we held 13 and 5 derivative contracts, which have each been designated as cash flow hedges under ASC Topic 815, "Derivatives and Hedging." The risks being hedged are the interest rate risk related to outstanding floating rate debt and forecasted debt issuance transactions, and the benchmark interest rates used are the SOFR and the SONIA Rate.

Derivative Contract Activity

During the year ended December 31, 2023 and 2022, we entered into the following derivative contracts (with notional amounts in millions):

Period (Three months ended)	Number of Contracts	Instrument Type	Currency	Notional Amount	Index Type	Hedged Item
December 31, 2023	7	Forward Swap	USD	$255.0	SOFR	Future Debt Offering
	1	Interest Rate Swap	USD	25.0	SOFR	Term Loan Senior Credit Facility
September 30, 2023	2	Interest Rate Swap	USD	125.0	SOFR	Term Loan Senior Credit Facility
March 31, 2023	1	Interest Rate Swap	GBP(1)	127.3	SONIA	Term Loan Senior Credit Facility
	1	Interest Rate Swap	USD	50.0	SOFR	Future Debt Offering
Total	12			$582.3
December 31, 2022	1	Forward Swap	USD	$50.0	SOFR	Future Debt Offering
September 30, 2022	2	Interest Rate Swap	GBP(3)	483.6	SONIA	Future Debt Offering
	2	Treasury Rate Locks(2)		200.0	SOFR	Future Debt Offering
Total	5			$733.6
(1) The notional amount of the swap contract in local currency is £100.0 million. The USD equivalent amount is converted as of December 31, 2023.
(2) This includes two $100.0 million treasury rate locks.
(3) The notional amount of the swap contract in local currency is £400.0 million. The USD equivalent amount is converted as of December 31, 2022.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2023 and 2022, we terminated the following derivative contracts (amounts in millions):

Period (Three months ended)	Type	Currency	Notional Amount	Cash Settlement Received
December 31, 2023	Interest Rate Swap	USD	$50.0	$6.0
March 31, 2023	Treasury Rate Locks & Forward Swap(1)	USD	250.0	7.4	(1)
Total			$300.0	$13.4
June 30, 2022	Treasury Rate Locks(2)	USD	600.0	35.3	(2)
Total			$600.0	$35.3
(1) These includes two $100.0 million treasury rate locks and one $50.0 million forward swap which were terminated in connection with the 2033 Notes issuance.
(2) These includes four $150.0 million treasury rate locks which were terminated in connection with the issuance of $600.0 million of senior unsecured notes issued April 2022.

As of December 31, 2023, the net accumulated gains from the aforementioned settlements are included in Accumulated other comprehensive income / (loss) on our Consolidated Balance Sheets, and will be amortized as a reduction to interest expense over the term of the hedged transactions.

The following table presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts (in millions):

	December 31, 2023			December 31, 2022
Derivatives designated as cash flow hedges	Notional	Fair Value of Assets(1)	Fair Value of Liabilities(2)	Notional	Fair Value of Assets(1)	Fair Value of Liabilities
Interest rate derivatives	$1,041.5	$11.7	$7.7	$733.6	$32.0	$—
(1)Included within Other assets, net on the Consolidated Balance Sheets.
(2)Included within Other liabilities on the Consolidated Balance Sheets.

The following table presents the gain / (loss) on derivatives in cash flow hedging relationships recognized in Accumulated other comprehensive income / (loss) (in millions):

	Year Ended
Derivatives designated as cash flow hedges	December 31, 2023	December 31, 2022	December 31, 2021
Interest rate derivatives	$(4.9)	$64.3	$0.4

The following table presents the amount of gains on derivative instruments reclassified from Accumulated other comprehensive income / (loss) into earnings (in millions):

		Year Ended
Derivatives designated as cash flow hedges	Financial Statement Classification	December 31, 2023	December 31, 2022	December 31, 2021
Interest rate derivatives	Interest expense	$14.9	$1.3	$—

Refer to Note 1, "Significant Accounting Policies," for disclosure of where cash flows associated with derivative instruments and their related gains and losses are presented in the statement of cash flows. Refer to Note 16, "Fair Value of Financial Instruments," for additional information related to the fair value methodology used for derivative financial instruments and Note 21, "Subsequent Events," for information regarding additional derivatives transactions subsequent to year end.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, cash equivalents and restricted cash, marketable securities, notes and other receivables, derivative assets and liabilities, debt, warrants and other liabilities. We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures, pursuant to ASC 820, "Fair Value Measurements and Disclosures."

Assets by Hierarchy Level

The table below sets forth our financial assets and liabilities (in millions) that require disclosure of fair value on a recurring basis as of December 31, 2023. The table presents the carrying values and fair values of our financial instruments as of December 31, 2023 and 2022, that were measured using the valuation techniques described in Note 1, "Significant Accounting Policies." The table excludes other financial instruments such as other receivables and accounts payable as the carrying values associated with these instruments approximate their fair value since their maturities are less than one year. These are classified as Level 1 in the hierarchy.

	December 31, 2023
	Carrying Value	Fair Value
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets
Cash, cash equivalents and restricted cash	$42.7	$42.7	$—	$—	$42.7
Installment notes receivable on manufactured homes, net	19.6	—	—	19.6	19.6
Notes receivable from real estate developers and operators	134.5	—	—	134.5	134.5
Collateralized receivables, net	56.2	—	—	56.2	56.2
Derivative assets	11.7	—	11.7	—	11.7
Total assets measured at fair value	$264.7	$42.7	$11.7	$210.3	$264.7

Financial Liabilities
Mortgage loan payable	$3,478.9	$—	$3,167.0	$—	$3,167.0
Secured borrowings on collateralized receivables	55.8	—	—	55.8	55.8
Total secured debt	3,534.7	—	3,167.0	55.8	3,222.8
Unsecured debt
Senior unsecured notes	2,177.5	—	1,973.2	—	1,973.2
Line of credit and other unsecured debt	2,065.1	—	2,065.1	—	2,065.1
Total unsecured debt	4,242.6	—	4,038.3	—	4,038.3
Derivative liabilities	7.7	—	7.7	—	7.7
Other financial liabilities (contingent consideration)	20.2	—	—	20.2	20.2
Total liabilities measured at fair value	$7,805.2	$—	$7,213.0	$76.0	$7,289.0

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
		Fair Value
	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets
Cash, cash equivalents and restricted cash	$90.4	$90.4	$—	$—	$90.4
Marketable securities	127.3	127.3	—	—	127.3
Installment notes receivable on manufactured homes, net	65.9	—	—	65.9	65.9
Notes receivable from real estate developers and operators	305.2	—	—	305.2	305.2
Derivative assets	32.0	—	32.0	—	32.0
Total assets measured at fair value	$620.8	$217.7	$32.0	$371.1	$620.8

Financial Liabilities
Mortgage loan payable	$3,217.8	$—	$2,814.1	$—	$2,814.1
Unsecured debt
Senior unsecured notes	1,779.6	—	1,432.7	—	1,432.7
Line of credit and other unsecured debt	2,199.8	—	2,199.8	—	2,199.8
Total unsecured debt	3,979.4	—	3,632.5	—	3,632.5
Other financial liabilities (contingent consideration)	20.2	—	—	20.2	20.2
Total liabilities measured at fair value	$7,217.4	$—	$6,446.6	$20.2	$6,466.8

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

Marketable Securities

The fair value is measured by the quoted unadjusted share price which is readily available in active markets (Level 1). The change in the marketable securities balance is as follows (in millions):

	December 31, 2023	December 31, 2022
Beginning Balance	$127.3	$186.9
Change in fair value measurement	(16.0)	(53.4)
Foreign currency exchange losses	(7.8)	(7.7)
Dividend reinvestment, net of tax	—	1.5
Dispositions(1)	(103.5)	—
Ending Balance	$—	$127.3
(1)During the year ended December 31, 2023, we sold our 41.8 million share position in Ingenia, generating $102.5 million of proceeds, net of $1.0 million of underwriting and other fees, with a realized loss of $8.0 million. The proceeds were used to pay down amounts drawn under our Senior Credit Facility.

Installment Notes Receivable on Manufactured Homes and Collateralized Receivables

Installment notes receivable on manufactured homes and collateralized receivables are recorded at fair value and are measured using model-derived indicative pricing using primarily unobservable inputs, inclusive of default rates, interest rates and recovery rates (Level 3). Refer to Note 4, "Notes and Other Receivables" and Note 5, "Collateralized Receivables and Transfers of Financial Assets," for additional information.

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

Derivatives Assets and Liabilities - Interest Rate Derivatives

Interest rate derivatives are recorded at fair value and consist of treasury rate lock contracts, interest rate swaps and forward swaps. The fair value of these financial instruments are measured using observable inputs based on the 10-year treasury note rate, the SOFR and SONIA Rates, respectively (Level 2).

Secured Debt

Mortgage term loans - the fair value of mortgage term loans is based on the estimates of management and on rates currently quoted, rates currently prevailing for comparable loans and instruments of comparable maturities (Level 2). Refer to Note 9, "Debt and Line of Credit," for additional information.

Secured borrowings on collateralized receivables - recorded at fair value and adjusted based on the same interest rates as the related collateralized receivables (Level 3). Refer to Note 5, "Collateralized Receivables and Transfers of Financial Assets" and Note 9, "Debt and Line of Credit," for additional information.

Unsecured Debt

Senior unsecured notes - the fair value of senior unsecured notes is based on the estimates of management and on rates currently quoted, rates currently prevailing for comparable loans and instruments of comparable maturities (Level 2). Refer to Note 9, "Debt and Line of Credit," for additional information.

Line of credit and other unsecured debt - consists primarily of our Senior Credit Facility. We have variable rates on our Senior Credit Facility. The fair value of the debt with variable rates approximates carrying value as the interest rates of these amounts approximate market rates (Level 2). The estimated fair value of our debt as of December 31, 2023 approximated its gross carrying value.

Other Financial Liabilities

We estimate the fair value of contingent consideration liabilities based on valuation models using significant unobservable inputs that generally consider discounting of future cash flows using market interest rates and adjusting for non-performance risk over the remaining term of the liability (Level 3).

Level 3 Reconciliation, Measurements and Transfers

We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. Availability of secondary market activity and consistency of pricing from third-party sources impacts our ability to classify securities as Level 2 or Level 3. There were no transfers into or out of Level 3 during the years ended December 31, 2023 and 2022.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize changes to our financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the years ended December 31, 2023 and 2022 (in millions):

	Year Ended
	December 31, 2023								December 31, 2022
Assets:	Installment Notes Receivable on MH, net		Notes Receivable From Real Estate Developers and Operators		Collateralized Receivables, net		Warrants		Installment Notes Receivable on MH, net	Notes Receivable From Real Estate Developers and Operators	Warrants
Level 3 beginning balance at December 31, 2023 and 2022	$65.9		$305.2		$—		$—		$79.1	$284.0	$—
Realized gains / (losses)	(3.8)	(1)	(102.9)	(1)	1.5	(2)	(0.4)	(3)	(0.8)	—	(3.4)	(3)
Purchases and issuances	22.0		187.4		—		0.4		1.0	79.3	3.4
Sales and settlements	(9.2)		(275.0)		(0.6)		—		(13.4)	(34.9)	—
Foreign currency exchange gains / (losses)	—		19.7		—		—		—	(23.3)	—
Other adjustments(4)	(55.3)		0.1		55.3		—		—	0.1	—
Level 3 ending balance at December 31, 2023 and 2022	$19.6		$134.5		$56.2		$—		$65.9	$305.2	$—
(1) Realized losses recorded within Gain / (loss) on remeasurement of notes receivable on the Consolidated Statements of Operations.
(2) Realized gains recorded within Other expense, net on the Consolidated Statements of Operations.
(3) Realized losses recorded within Income from nonconsolidated affiliates on the Consolidated Statements of Operations.
(4) Primarily relates to the transfer of Installment notes receivable classified Collateralized receivables, net. Refer to Note 5, "Collateralized Receivables and Transfers of Financial Assets." for additional details.

	Year Ended
	December 31, 2023			December 31, 2022
Liabilities:	Secured Borrowing on Collateralized Receivables		Other Liabilities (Contingent Consideration)	Secured Borrowing on Collateralized Receivables	Other Liabilities (Contingent Consideration)
Level 3 beginning balance at December 31, 2023 and 2022	$—		$20.2	$—	$20.2
Realized losses	1.9	(1)	—	—	—
Purchases and issuances	54.5		—	—	—
Sales and settlements	(0.6)		—	—	—
Other adjustments	—		—	—	—
Level 3 ending balance at December 31, 2023 and 2022(1)	$55.8		$20.2	$—	$20.2
(1) Realized losses are recorded within Other expense, net on the Consolidated Statements of Operations.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available as of December 31, 2023. As such, our estimates of fair value could differ significantly from the actual carrying value.

17. Commitments and Contingencies

Legal Proceedings - Class Action Litigation

Since August 31, 2023, several putative class action complaints have been filed in the U.S. District Court for the Northern District of Illinois, Eastern Division, against Datacomp Appraisal Systems, Inc., us, and nine other large MH operators in the United States. The complaint alleges that the defendants have violated federal antitrust laws by sharing and receiving competitively sensitive non-public information to maintain artificially high site rents. The complaints have been consolidated into the case captioned In re Manufactured Home Lot Rents Antitrust Litigation, No. 1:23-cv-06715.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Plaintiffs seek both injunctive relief and monetary damages, as well as attorneys' fees. We are unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this litigation. If an unfavorable result were to occur, it is possible that the impact could be material to our results of operations in the periods in which any such outcome becomes probable and estimable.

We believe that the plaintiffs' allegations are without merit and intend to defend against them vigorously. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that our defense of this litigation will be successful.

Other Legal Proceedings

We are involved in various other legal proceedings arising in the ordinary course of business. All such other proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

Catastrophic Event-Related Charges

When Hurricane Ian made landfall on Florida's western coast in September 2022, the storm primarily affected three RV properties in the Fort Myers area, comprising approximately 2,500 sites. These properties sustained significant flooding and wind damage from the hurricane. At other affected MH and RV properties, most of the damage was limited to trees, roofs, fences, skirting and carports. At affected marina properties, seawalls, docks, buildings, and landscaping sustained wind and water damage.

We maintain property, casualty, flood and business interruption insurance for our community portfolio, subject to customary deductibles and limits.

Estimated property insurance recoveries, excluding business interruption recoveries, of $56.7 million related to Hurricane Ian were recorded in Notes and other receivables, net on the Consolidated Balance Sheets as of December 31, 2023. The table below sets forth changes in estimated property insurance recoveries, excluding business interruption recoveries (in millions):

Year Ended December 31, 2023
Total estimated insurance receivable - December 31, 2022	$54.9
Change in estimated property insurance recoveries	46.7
Proceeds received from insurer	(44.9)
Total estimated insurance receivable - December 31, 2023	$56.7

Changes in estimated property insurance recoveries related to Hurricane Ian during the year ended December 31, 2023 were primarily the result of $51.5 million of incremental costs that exceeded the applicable deductible, net of a $4.8 million reduction due to a decrease in the estimated property impairment. The foregoing estimates are based on current information available, and we continue to assess these estimates. Actual charges and insurance recoveries could vary significantly from these estimates. Any changes to these estimates will be recognized in the period(s) in which they are determined.

We are actively working with our insurance providers on claims for business interruption recoveries. During the year ended December 31, 2023, we recognized $20.2 million, net of deductibles, for the lost earnings covering September 28, 2022, the date of the hurricane event, through August 31, 2023. These recoveries were included in Brokerage commissions and other, net on our Consolidated Statements of Operations during the year ended December 31, 2023. The related communities are under redevelopment. As such, we currently cannot estimate a date when operating results will be restored to pre-hurricane levels. Our business interruption insurance policy provides for up to 60 months of coverage from the date of restoration.

In December 2023, one of our RV properties with approximately 300 sites sustained property damage due to heavy rainfall and flooding in the North Conway, New Hampshire area. Based on a preliminary review performed by an insurance adjuster, we recognized asset impairment charges of $7.0 million during the three months ended December 31, 2023, primarily related to site improvements, vacation rental cabins, and equipment. The impairment charges were recorded within Catastrophic event-related charges, net in our Consolidated Statements of Operations. The foregoing estimates are based on current information available after the preliminary review of the damages incurred. Actual charges and insurance recoveries could differ from these estimates. Any changes to these estimates will be recognized in the period(s) in which they are determined.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. Leases

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

Future minimum lease payments under non-cancellable leases as of December 31, 2023 where we are the lessee include (in millions):

Maturity of Lease Liabilities	Finance Leases	Operating Leases	Total
2024	$4.6	$13.9	$18.5
2025	0.5	13.8	14.3
2026	0.5	12.3	12.8
2027	0.5	10.3	10.8
2028	0.5	9.6	10.1
Thereafter	21.5	236.3	257.8
Total Lease Payments	$28.1	$296.2	$324.3
Less: Imputed interest	(13.8)	(136.7)	(150.5)
Present Value of Lease Liabilities	$14.3	$159.5	$173.8

Right-of-use ("ROU") assets and lease liabilities for finance and operating leases as included in our Consolidated Balance Sheets are as follows (in millions):

	Financial Statement Classification	As of
Description		December 31, 2023	December 31, 2022
Lease Assets
Finance lease, ROU asset, net of accumulated amortization	Investment property, net	$32.6	$32.2
Operating lease, ROU asset, net	Other assets, net	$176.0	$189.4
Below market operating leases, net	Other assets, net	$95.0	$90.9
Lease Liabilities
Finance lease liabilities	Other liabilities	$14.3	$15.0
Operating lease liabilities	Other liabilities	$159.5	$160.3

The components of lease costs for finance and operating leases, as included in our Consolidated Statements of Operations are as follows (in millions):

		Year Ended
Description	Financial Statement Classification	December 31, 2023	December 31, 2022	December 31, 2021
Finance Lease Cost
Amortization of ROU assets	Depreciation and amortization	$1.6	$2.7	$—
Interest on lease liabilities	Interest expense	0.6	0.5	0.2
Operating lease cost	General and administrative expense, Property operating and maintenance, Depreciation and amortization	19.2	8.5	11.4
Operating lease impairment(1)	Other expense, net	—	4.0	—
Variable lease cost	Property operating and maintenance	8.7	3.0	6.8
Total Lease Cost		$30.1	$18.7	$18.4
(1)Refer to Note 1, "Significant Accounting Policies," for additional details.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease term, discount rates and additional information for finance and operating leases are as follows:

	As of
Lease Term and Discount Rate	December 31, 2023	December 31, 2022
Weighted-average Remaining Lease Terms (years)
Finance lease	36.63	37.87
Operating lease	27.71	33.97
Weighted-average Discount Rate
Finance lease	3.59%	3.38%
Operating lease	3.82%	3.80%

	Year Ended
Other Information (in millions)	December 31, 2023	December 31, 2022	December 31, 2021
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash outflows for operating leases	$13.5	$12.1	$6.6
Financing cash outflows for finance leases	0.8	6.2	0.3
Total Cash Paid on Lease Liabilities	$14.3	$18.3	$6.9

During the year ended December 31, 2022, we vacated certain of our leased spaces to better align with our needs and workplace strategies. As a result, we impaired the corresponding operating lease right of use assets, resulting in a charge of $4.0 million recorded within Other expense, net within the Consolidated Statement of Operations.

Lessor Accounting

We are not the lessor for any finance leases at our MH, RV or marina properties as of December 31, 2023.

Nearly all of our operating leases with our residents and customers at our MH and RV properties where we are the lessor are either month to month or for a time period not to exceed one year. As of December 31, 2023, future minimum lease payments with our residents or customers would not exceed 12 months.

We do not have any operating leases with real estate operators at our MH properties. At our RV communities and marinas, future minimum lease payments under non-cancellable leases with real estate operators where we are the lessor include the following as of December 31, 2023 (in millions):

Maturity of Lease Payments	Operating Leases
2024	$22.4
2025	15.9
2026	11.4
2027	7.4
2028	6.5
Thereafter	72.7
Total Undiscounted Cash Flows	$136.3

The components of lease income for our operating leases, as included in our Consolidated Statement of Operations are as follows (in millions):

		Year Ended
Description	Financial Statement Classification	December 31, 2023	December 31, 2022	December 31, 2021
Operating Leases
Fixed lease income	Income from real property; Brokerage commissions and other revenue, net	$31.6	$28.9	$23.0
Variable lease income(1)	Income from real property; Brokerage commissions and other revenue, net	$5.2	$2.9	$5.7
(1)Consists of rent primarily based on a percentage of operating revenues beyond target thresholds.

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

Failed Sale Leaseback

In connection with our acquisition of Park Holidays, we assumed ground lease arrangements for 34 UK properties that we concluded to be failed sale-leaseback transactions under ASC Topic 842, "Leases." The arrangements have maturities ranging from 2117 through 2197 with an option to repurchase for £1.00 at the end of the term. The obligation related to the underlying ground leases has been recorded as a financial liability in Other Liabilities on the Consolidated Balance Sheets. The financial liability was $359.7 million and $339.7 million as of December 31, 2023 and December 31, 2022, respectively. The following table presents the future minimum rental payments for this financial liability as of December 31, 2023 (in millions):

Maturity of Financial Liability (in millions)	December 31, 2023
2024	$11.4
2025	12.0
2026	12.1
2027	12.2
2028	12.1
Thereafter	1,757.2
Total Payments	$1,817.0
Less: Imputed interest	(1,457.3)
Present Value of Financial Liability	$359.7

19. Related Party Transactions

Lease of Executive Offices - Gary A. Shiffman, together with certain of his family members, indirectly owns an equity interest of approximately 28.1% in American Center LLC, the entity from which we lease office space for our principal executive offices. Each of Brian M. Hermelin, Ronald A. Klein and Arthur A. Weiss indirectly owns less than one percent interest in American Center LLC. Mr. Shiffman is our Chairman of the Board, President and Chief Executive Officer. Each of Mr. Hermelin, Mr. Klein and Mr. Weiss is a director of the Company. Under this agreement, we lease approximately 60,261 rentable square feet of permanent space. The lease agreement includes annual graduated rent increases through the initial end date of October 31, 2026. As of December 31, 2023, the average gross base rent was $20.95 per square foot. Each of Mr. Shiffman, Mr. Hermelin, Mr. Klein and Mr. Weiss may have a conflict of interest with respect to his obligations as our officer and / or director and his ownership interest in American Center LLC.

Use of Airplane - Gary A. Shiffman is the beneficial owner of an airplane that we use from time to time for business purposes. During the years ended December 31, 2023, 2022 and 2021, we paid $0.5 million, $0.7 million and $0.7 million for the use of the airplane, respectively. Mr. Shiffman may have a conflict of interest with respect to his obligations as our officer and director and his ownership interest in the airplane.

Telephone Services - Brian M. Hermelin is a principal and a beneficial owner of an entity that installs and maintains emergency telephone systems at our properties. During the years ended December 31, 2023, 2022 and 2021, we paid $0.3 million, $0.2 million and $0.2 million for these services, respectively. Mr. Hermelin may have a conflict of interest with respect to his obligations as our director and his position with and ownership interest in the provider of these services.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Legal Counsel - Arthur A. Weiss is a partner at Taft Stettinius & Hollister LLP (formerly Jaffe, Raitt, Heuer, & Weiss, Professional Corporation) which acts as our general counsel and represents us in various matters. We incurred legal fees and expenses owed to this law firm of approximately $7.9 million, $9.7 million and $10.3 million during the years ended December 31, 2023, 2022 and 2021, respectively.

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

20. Recent Accounting Pronouncements

Recent Accounting Pronouncements - Adopted

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional guidance for accounting for contracts, hedging relationships and other transactions affected by the reference rate reform, if certain criteria are met. The provisions of this standard were available for election through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848," which defers the sunset date for Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. As of December 31, 2023, all of our debt and derivative instruments have been converted from LIBOR to alternative reference rates. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements as the majority of our debt has fixed interest rates.

Recent Accounting Pronouncements - Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative," which adds interim and annual disclosure requirements to the US GAAP codification at the request of the SEC. The new guidance is intended to align GAAP requirements with those of the SEC and to facilitate the application of GAAP for all entities. These disclosure requirements are currently included in either SEC Regulation S-X or SEC Regulation S-K. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited and the amendments should be applied prospectively. If the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K by June 30, 2027, the amendments will be removed from the US GAAP codification and will not be effective.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which enhances disclosure of significant segment expenses that are regularly provided to the chief operating decision maker to assess segment performance, including each reported measure of segment profit or loss, an amount and description of the composition for other segment items to reconcile to segment profit or loss, interim disclosures of a reportable segment's profit or loss and assets, and the title and position of our chief operating decision maker. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied prospectively. We are currently evaluating the provisions of this amendment and the impact on our Consolidated Financial Statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires disclosure of specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, this amendment requires certain disclosure of income taxes paid disaggregated by federal, state and foreign taxes, and the amount of income taxes paid disaggregated by individual jurisdiction in which income taxes paid meet a quantitative threshold. The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. This ASU is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied prospectively. We are currently evaluating the provisions of this amendment and the impact on our Consolidated Financial Statements and related disclosures.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21. Subsequent Events

Acquisitions

Subsequent to the year ended December 31, 2023, we acquired one land parcel located in the U.S. for a purchase price of $11.7 million.

Dispositions

In February 2024, we sold two MH and RV operating communities located in Florida and Arizona with 533 total developed sites for total cash consideration of $53.3 million and total gain on sale of approximately $6.3 million.

Notes Receivable from Real Estate Developers and Operators

Subsequent to the year ended December 31, 2023, we completed a receivership process related to the remaining three MH manufacturers in the UK. The receivers sold such assets for total consideration of $10.7 million, resulting in cash proceeds to the Company of $7.0 million, net of non-cash consideration and fees. The sale of these assets resulted in an incremental fair value remeasurement adjustment of $0.8 million.

Senior Unsecured Notes and Derivatives

In January 2024, the Operating Partnership issued $500.0 million of senior unsecured notes with an interest rate of 5.5% and a five-year term, due January 15, 2029. Interest on the notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2024. The net proceeds from the offering were $495.4 million, after deducting underwriters' discounts and estimated offering expenses. We used the majority of the net proceeds to repay borrowings outstanding under our Senior Credit Facility.

In connection with the note issuance, we settled seven forward swap contracts totaling $255.0 million and made a net settlement payment of $2.3 million to several counterparties. As of the settlement date, the net accumulated loss is included in AOCI and is being reclassified into earnings as an increase to interest expense on a straight-line basis over the five-year term of the hedged transaction.

In February 2024, we entered into an interest rate swap contract to hedge variable rate borrowings of $25.0 million.

Legal Settlement

In January 2024, we were awarded two mixed use parking garages at one of our marina properties located in Florida, as part of a legal settlement. As a result, we recorded $10.4 million of building and land and recognized the related gain.

We have evaluated our Consolidated Financial Statements for subsequent events through the date that this Form 10-K was issued.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
22. Quarterly Financial Data (Unaudited and Restated)

Restatement of Prior Quarterly 2023 Financial Statements (Unaudited)

During the course of preparation and review of our financial statements for the year end December 31, 2023, it was determined that we did not identify certain factors indicative of triggering events relevant to the valuation of the UK reporting unit, including reduced financial projections and increased interest rates when preparing our previously issued unaudited interim consolidated financial statements (collectively, the "Interim Financial Statements") as of and for the period ended March 31, 2023, as of and for the period ended June 30, 2023, and as of and for the period ended September 30, 2023 (collectively, the "Interim Periods"), included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023, respectively. Management undertook a full review of the valuations and determined that as of each of March 31, 2023, June 30, 2023 and September 30, 2023 we should have recognized non-cash impairments to goodwill for the UK reporting unit within our MH segment.

Pursuant to SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated these misstatements, and based on an analysis of quantitative and qualitative factors, determined that the impact of misstatements related to goodwill impairments was material to our Interim Periods. Accordingly, we have restated the unaudited consolidated financial statements for the Interim Periods and have included that restated unaudited financial information within this Annual Report. Restatement of amounts in previously filed Interim Financial Statements are reflected below.

We are providing restated quarterly unaudited consolidated financial information for the interim periods ended March 31, 2023, June 30, 2023 and September 30, 2023. These adjustments have no impact to cash flows from operating activities as goodwill impairment is a non-cash adjustment to reconcile net income / (loss) to cash provided by operating activities.

The restated Consolidated Balance Sheet line items for the first through third quarters of 2023 were as follows:

	As of March 31, 2023
	As Previously Reported	Adjustments	As Restated
Goodwill	$1,092.6	$(15.7)	$1,076.9
Total assets	$17,363.8	$(15.7)	$17,348.1
Other liabilities(1)	$940.1	$(0.1)	$940.0
Total liabilities(1)	$9,294.8	$(0.1)	$9,294.7
Temporary equity	$298.9	$(0.1)	$298.8
Accumulated other comprehensive income	$7.7	$(0.3)	$7.4
Distributions in excess of accumulated earnings	$(1,875.0)	$(14.8)	$(1,889.8)
Total SUI shareholder's equity	$7,690.3	$(15.1)	$7,675.2
Common and preferred OP units	$79.8	$(0.4)	$79.4
Total noncontrolling interests	$79.8	$(0.4)	$79.4
Total shareholder's equity	$7,770.1	$(15.5)	$7,754.6
Total liabilities, temporary equity and shareholder's equity	$17,363.8	$(15.7)	$17,348.1
(1) Adjustments due to rounding effects.

	As of June 30, 2023
	As Previously Reported	Adjustments	As Restated
Goodwill	$1,104.2	$(326.5)	$777.7
Total assets	$17,561.4	$(326.5)	$17,234.9
Other liabilities(1)	$958.3	$(0.1)	$958.2
Total liabilities(1)	$9,474.8	$(0.1)	$9,474.7
Temporary equity	$298.1	$(4.1)	$294.0
Accumulated other comprehensive income	$37.6	$(1.4)	$36.2
Distributions in excess of accumulated earnings	$(1,898.2)	$(312.2)	$(2,210.4)
Total SUI shareholder's equity	$7,708.1	$(313.6)	$7,394.5
Common and preferred OP units	$80.4	$(8.7)	$71.7
Total noncontrolling interests	$80.4	$(8.7)	$71.7
Total shareholder's equity	$7,788.5	$(322.3)	$7,466.2
Total liabilities, temporary equity and shareholder's equity	$17,561.4	$(326.5)	$17,234.9
(1) Adjustments due to rounding effects.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of September 30, 2023
	As Previously Reported	Adjustments	As Restated
Goodwill	$1,084.1	$(358.7)	$725.4
Total assets	$17,605.3	$(358.7)	$17,246.6
Other liabilities(1)	$928.9	$(0.1)	$928.8
Total liabilities(1)	$9,465.0	$(0.1)	$9,464.9
Temporary equity	$304.5	$(4.7)	$299.8
Accumulated other comprehensive income	$5.2	$11.2	$16.4
Distributions in excess of accumulated earnings	$(1,848.2)	$(355.2)	$(2,203.4)
Total SUI shareholder's equity	$7,739.8	$(344.0)	$7,395.8
Common and preferred OP units	$96.0	$(9.9)	$86.1
Total noncontrolling interests	$96.0	$(9.9)	$86.1
Total shareholder's equity	$7,835.8	$(353.9)	$7,481.9
Total liabilities, temporary equity and shareholder's equity	$17,605.3	$(358.7)	$17,246.6
(1) Adjustments due to rounding effects.

The restated line items of the Consolidated Statements of Operations and Comprehensive Income / (Loss) for the first through third quarters of 2023 are as follows:

	Three Months Ended March 31, 2023
	As Previously Reported	Adjustments	As Restated
Goodwill impairment	$—	$15.4	$15.4
Total expenses	$653.2	$15.4	$668.6
Loss before other items	$(2.0)	$(15.4)	$(17.4)
Net loss	$(32.9)	$(15.4)	$(48.3)
Loss attributable to noncontrolling interests	$(5.2)	$(0.6)	$(5.8)
Net loss attributable to SUI common shareholders	$(30.1)	$(14.8)	$(44.9)
Basic loss per share	$(0.24)	$(0.12)	$(0.36)
Diluted loss per share	$(0.24)	$(0.12)	$(0.36)

	Three Months Ended March 31, 2023
	As Previously Reported	Adjustments	As Restated
Net loss	$(32.9)	$(15.4)	$(48.3)
Foreign currency translation gain arising during period	$17.2	$(0.3)	$16.9
Net foreign currency translation gain	$29.1	$(0.3)	$28.8
Total Comprehensive Loss	$(14.7)	$(15.7)	$(30.4)
Less: Comprehensive loss attributable to noncontrolling interests	$4.6	$0.6	$5.2
Comprehensive loss attributable to SUI	$(10.1)	$(15.1)	$(25.2)

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Goodwill impairment	$—	$309.7	$309.7	$—	$325.1	$325.1
Total expenses	$774.6	$309.7	$1,084.3	$1,427.8	$325.1	$1,752.9
Income / (loss) before other items	$88.9	$(309.7)	$(220.8)	$86.9	$(325.1)	$(238.2)
Net income / (loss)	$97.5	$(309.7)	$(212.2)	$64.6	$(325.1)	$(260.5)
Preferred return to preferred OP units / equity interests(1)	$3.3	$(0.1)	$3.2	$5.7	$(0.1)	$5.6
Income / (loss) attributable to noncontrolling interests	$4.4	$(12.2)	$(7.8)	$(0.8)	$(12.8)	$(13.6)
Net income / (loss) attributable to SUI common shareholders	$89.8	$(297.4)	$(207.6)	$59.7	$(312.2)	$(252.5)
Weighted average common shares outstanding - diluted	123.4	2.7	126.1	123.4	2.8	126.2
Basic earnings / (loss) per share	$0.72	$(2.39)	$(1.67)	$0.48	$(2.51)	$(2.03)
Diluted earnings / (loss) per share	$0.72	$(2.40)	$(1.68)	$0.48	$(2.52)	$(2.04)
(1) Adjustments due to rounding effects.

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net income / (loss)	$97.5	$(309.7)	$(212.2)	$64.6	$(325.1)	$(260.5)
Foreign currency translation gain arising during period	$15.4	$(1.1)	$14.3	$32.6	$(1.4)	$31.2
Net foreign currency translation gain	$15.4	$(1.1)	$14.3	44.5	$(1.4)	43.1
Total comprehensive income / (loss)	$128.7	$(310.8)	$(182.1)	$114.0	$(326.5)	$(212.5)
Less: Comprehensive (income) / loss attributable to noncontrolling interests	$(5.7)	$12.2	$6.5	$(1.1)	$12.8	$11.7
Comprehensive income / (loss) attributable to SUI	$123.0	$(298.6)	$(175.6)	$112.9	$(313.7)	$(200.8)

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Goodwill impairment	$—	$44.8	$44.8	$—	$369.9	$369.9
Total expenses	$795.8	$44.8	$840.6	$2,223.6	$369.9	$2,593.5
Income / (loss) before other items	$187.4	$(44.8)	$142.6	$274.3	$(369.9)	$(95.6)
Net income / (loss)	$180.4	$(44.8)	$135.6	$245.0	$(369.9)	$(124.9)
Preferred return to preferred OP units / equity interests(1)	$3.3	$0.1	$3.4	$9.0	$—	$9.0
Income / (loss) attributable to noncontrolling interests	$14.0	$(1.9)	$12.1	$13.2	$(14.7)	$(1.5)
Net income / (loss) attributable to SUI common shareholders	$163.1	$(43.0)	$120.1	$222.8	$(355.2)	$(132.4)
Weighted average common shares outstanding - diluted	123.5	—	123.5	123.4	0.4	123.8
Basic earnings / (loss) per share	$1.31	$(0.34)	$0.97	$1.79	$(2.85)	$(1.06)
Diluted earnings / (loss) per share	$1.31	$(0.34)	$0.97	$1.79	$(2.86)	$(1.07)
(1) Adjustments due to rounding effects.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net income / (loss)	$180.4	$(44.8)	$135.6	$245.0	$(369.9)	$(124.9)
Foreign currency translation gain / (loss) arising during period	$(25.5)	$12.6	$(12.9)	$7.1	$11.2	$18.3
Net foreign currency translation gain / (loss)	$(25.5)	$12.6	$(12.9)	19.0	$11.2	30.2
Total comprehensive income / (loss)	$146.7	$(32.2)	$114.5	$260.7	$(358.7)	$(98.0)
Less: Comprehensive (income) / loss attributable to noncontrolling interests	$(12.7)	$1.9	$(10.8)	$(13.8)	$14.7	$0.9
Comprehensive income / (loss) attributable to SUI	$134.0	$(30.3)	$103.7	$246.9	$(344.0)	$(97.1)

The restated line items for the Consolidated Statements of Shareholders' Equity for the first through third quarters of 2023 are as follows:

	As of March 31, 2023
	As Previously Reported	Adjustments	As Restated
Temporary equity	$298.9	$(0.1)	$298.8
Accumulated other comprehensive income	$7.7	$(0.3)	$7.4
Distributions in excess of accumulated earnings	$(1,875.0)	$(14.8)	$(1,889.8)
Noncontrolling interests	$79.8	$(0.4)	$79.4
Total shareholders' equity	$7,770.1	$(15.5)	$7,754.6
Total equity	$8,069.0	$(15.6)	$8,053.4

	As of June 30, 2023
	As Previously Reported	Adjustments	As Restated
Temporary equity	$298.1	$(4.1)	$294.0
Accumulated other comprehensive income	$37.6	$(1.4)	$36.2
Distributions in excess of accumulated earnings	$(1,898.2)	$(312.2)	$(2,210.4)
Noncontrolling interests	$80.4	$(8.7)	$71.7
Total shareholders' equity	$7,788.5	$(322.3)	$7,466.2
Total equity	$8,086.6	$(326.4)	$7,760.2

	As of September 30, 2023
	As Previously Reported	Adjustments	As Restated
Temporary equity	$304.5	$(4.7)	$299.8
Accumulated other comprehensive income	$5.2	$11.2	$16.4
Distributions in excess of accumulated earnings	$(1,848.2)	$(355.2)	$(2,203.4)
Noncontrolling interests	$96.0	$(9.9)	$86.1
Total shareholders' equity	$7,835.8	$(353.9)	$7,481.9
Total equity	$8,140.3	$(358.6)	$7,781.7

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a condensed summary of our unaudited quarterly results for the years ended December 31, 2023 and 2022 (in millions, except per share data):

	2023 Quarters				2022 Quarters
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
	As Restated	As Restated	As Restated
Total Revenues	$651.2	$863.5	$983.2	$726.7	$548.5	$814.3	$932.6	$674.3
Total Expenses	668.6	1,084.3	840.6	740.9	523.0	707.7	763.1	667.5
Income / (Loss) Before Other Items	$(17.4)	$(220.8)	$142.6	$(14.2)	$25.5	$106.6	$169.5	$6.8

Net Income / (Loss)	$(48.3)	$(212.2)	$135.6	$(84.2)	$1.5	$81.3	$177.0	$4.0

Net Income / (Loss) Attributable to SUI Common Shareholders	$(44.9)	$(207.6)	$120.1	$(80.9)	$0.7	$74.0	$162.6	$4.7

Earnings per share(1)
Basic earnings / (loss) per share	$(0.36)	$(1.67)	$0.97	$(0.65)	$0.01	$0.61	$1.32	$0.04
Diluted earnings / (loss) per share	$(0.36)	$(1.68)	$0.97	$(0.65)	$0.01	$0.61	$1.32	$0.04
(1)Earnings per share for the year may not equal the sum of the quarters' earnings per share due to changes in basic and diluted shares outstanding.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2023
(amounts in millions)

The following tables set forth real estate and accumulated depreciation relating to our MH and RV properties.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2023
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
47 North(2)(5)	Cle Elum, WA	$—	$19.7	$—	$6.8		$10.2	$26.5	$10.2	$36.7	$(0.1)	2021	(C)
49'er Village(8)	Plymouth, CA	—	2.2	10.7	—		3.3	2.2	14.0	16.2	(3.5)	2017	(A)
Academy / West Point	Canton, MI	38.0	1.5	14.3	—		12.2	1.5	26.5	28.0	(15.8)	2000	(A)
Allendale Meadows	Allendale, MI	27.3	0.4	3.7	—		7.7	0.4	11.4	11.8	(8.0)	1996	(A)
Alpine Meadows	Grand Rapids, MI	—	0.7	6.7	—		10.3	0.7	17.0	17.7	(10.9)	1996	(A&C)
Alta Laguna	Rancho Cucamonga, CA	37.5	23.7	21.1	—		1.9	23.7	23.0	46.7	(6.0)	2016	(A)
Andover	Grass Lake, MI	—	2.1	11.2			1.1	2.1	12.3	14.4	(1.0)	2021	(A)
Apple Carr Village	Muskegon, MI	—	0.8	6.2	0.3		28.7	1.1	34.9	36.0	(10.2)	2011	(A&C)
Apple Creek	Amelia, OH	6.9	0.5	5.5	—		4.6	0.5	10.1	10.6	(5.9)	1999	(A)
Arbor Terrace(8)	Bradenton, FL	22.1	0.4	4.4	—		7.7	0.4	12.1	12.5	(6.7)	1996	(A)
Arbor Woods	Ypsilanti, MI	—	3.3	12.4	—		11.9	3.3	24.3	27.6	(7.8)	2017	(A)
Ariana Village	Lakeland, FL	10.9	0.2	2.2	—		2.6	0.2	4.8	5.0	(2.7)	1994	(A)
Augusta Village	Augusta, ME	—	0.8	3.1	—		0.8	0.8	3.9	4.7	(0.4)	2020	(A)
Austin Lone Star(8)	Austin, TX	—	0.6	7.9	—		2.3	0.6	10.2	10.8	(2.6)	2016	(A)
Autumn Ridge	Ankeny, IA	22.5	0.8	8.1	—		8.8	0.8	16.9	17.7	(10.4)	1996	(A)
Bahia Vista Estates	Sarasota, FL	—	6.8	17.7	—		3.5	6.8	21.2	28.0	(5.3)	2016	(A)
Baker Acres(8)	Zephyrhills, FL	11.0	2.1	11.9	(0.1)	(3)	4.0	2.0	15.9	17.9	(3.9)	2016	(A)
Beechwood	Killingworth, CT	—	7.9	18.4	—		1.9	7.9	20.3	28.2	(3.0)	2019	(A)
Bear Lake Development Land(5)	Garden City, UT	—	6.1	—	—		4.4	6.1	4.4	10.5	—	2022	(C)
Bel Air Estates	Menifee, CA	—	4.3	14.4	—		0.9	4.3	15.3	19.6	(0.8)	2022	(A)
Bell Crossing	Clarksville, TN	8.6	0.7	1.9	—		6.6	0.7	8.5	9.2	(5.7)	1999	(A&C)
Big Tree(8)	Arcadia, FL	—	1.2	13.5	0.1		3.3	1.3	16.8	18.1	(4.4)	2016	(A)
Birch Hill Estates	Bangor, ME	—	2.0	29.5	—		1.4	2.0	30.9	32.9	(3.7)	2020	(A)
Blue Heron Pines	Punta Gorda, FL	16.5	0.4	35.3	—		7.0	0.4	42.3	42.7	(11.7)	2015	(A&C)
Blue Jay(8)	Dade City, FL	—	2.0	9.7	—		2.7	2.0	12.4	14.4	(3.0)	2016	(A)
Blue Star(7)	Apache Junction, AZ	2.3	5.1	12.7	(4.1)	(7)	(9.3)	1.0	3.4	4.4	(0.8)	2014	(A)
Blueberry Hill	Bushnell, FL	17.3	3.8	3.2	—		4.4	3.8	7.6	11.4	(3.0)	2012	(A)
Bluebonnet Lake(5)	Austin, TX	—	8.5	—	—		3.9	8.5	3.9	12.4	—	2021	(C)
Boulder Ridge	Pflugerville, TX	24.4	1.0	0.5	3.3		59.8	4.3	60.3	64.6	(22.7)	1998	(C)
Branch Creek	Austin, TX	21.4	0.8	3.7	—		8.5	0.8	12.2	13.0	(7.8)	1995	(A&C)
Brentwood Estates	Hudson, FL	5.3	1.1	9.4	0.1		2.1	1.2	11.5	12.7	(3.4)	2015	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2023
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2023
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Brentwood Village	Kentwood, MI	9.4	0.4	3.6	(0.1)	(3)	2.1	0.3	5.7	6.0	(3.8)	1996	(A)
Brentwood West	Mesa, AZ	26.7	13.6	24.2	—		1.4	13.6	25.6	39.2	(8.4)	2014	(A)
Broadview Estates	Davison, MI	—	0.7	6.1	—		26.0	0.7	32.1	32.8	(17.1)	1996	(A&C)
Brook Ridge	Hooksett, NH	—	1.0	6.0	—		0.4	1.0	6.4	7.4	(1.0)	2019	(A)
Brookside Manor	Goshen, IN	—	0.3	1.1	0.3		21.0	0.6	22.1	22.7	(12.7)	1985	(A&C)
Brookside Village	Kentwood, MI	6.0	0.2	5.6	—		0.7	0.2	6.3	6.5	(2.4)	2011	(A)
Buena Vista	Buckeye, AZ	—	9.2	14.4	—		6.1	9.2	20.5	29.7	(3.1)	2019	(A)
Buttonwood Bay(8)	Sebring, FL	27.8	1.9	18.3	0.1		10.0	2.0	28.3	30.3	(18.1)	2001	(A)
Byron Center	Byron Center, MI	—	0.3	2.4	—		2.3	0.3	4.7	5.0	(2.9)	1996	(A)
Caliente Sands	Cathedral City, CA	—	1.9	6.7	—		0.7	1.9	7.4	9.3	(1.6)	2017	(A)
Camelot Villa	Macomb, MI	43.2	0.9	21.2	—		16.0	0.9	37.2	38.1	(13.0)	2013	(A)
Candlelight Manor	South Daytona, FL	—	3.1	3.9	—		2.8	3.1	6.7	9.8	(1.8)	2016	(A)
Cape May Crossing	Cape May, NJ	—	0.3	1.7	—		0.5	0.3	2.2	2.5	(0.6)	2016	(A)
Carriage Cove	Sanford, FL	15.3	6.1	21.2	—		2.5	6.1	23.7	29.8	(7.4)	2014	(A)
Carrington Pointe	Fort Wayne, IN	23.6	1.1	3.6	—		25.0	1.1	28.6	29.7	(12.7)	1997	(A&C)
Cave Creek	Evans, CO	22.5	2.2	15.3	—		9.6	2.2	24.9	27.1	(13.2)	2004	(C)
Cedar Springs	Southington, CT	—	2.9	10.3	—		0.7	2.9	11.0	13.9	(1.7)	2019	(A)
Central Park(8)	Haines City, FL	—	2.6	10.4	—		6.3	2.6	16.7	19.3	(4.0)	2016	(A)
Charlevoix Estates	Charlevoix, MI	—	0.4	12.0	—		1.1	0.4	13.1	13.5	(1.1)	2021	(A)
Cherrywood	Clinton, NY	—	0.7	9.6	(0.2)	(3)	3.3	0.5	12.9	13.4	(1.7)	2019	(A)
Chisholm Point	Pflugerville, TX	21.5	0.6	5.3	—		6.8	0.6	12.1	12.7	(8.2)	1995	(A&C)
Cider Mill Crossings	Fenton, MI	—	0.5	1.6	—		43.1	0.5	44.7	45.2	(16.6)	2011	(A&C)
Cider Mill Village	Middleville, MI	—	0.3	3.6	—		1.8	0.3	5.4	5.7	(2.0)	2011	(A)
Cisco Grove Campground & RV	Emigrant Gap, CA	—	1.7	4.8	(0.1)	(3)	9.2	1.6	14.0	15.6	(0.5)	2021	(A)
Citrus Hill(8)	Dade City, FL	—	1.2	2.4	—		2.7	1.2	5.1	6.3	(1.1)	2016	(A)
Clear Water	South Bend, IN	13.9	0.1	1.3	—		6.2	0.1	7.5	7.6	(4.5)	1986	(A)
Club Wildwood	Hudson, FL	20.6	14.2	21.3	—		3.0	14.2	24.3	38.5	(5.9)	2016	(A)
Coastal Estates	Hampstead, NC	—	3.3	6.5	(0.1)	(3)	11.5	3.2	18.0	21.2	(1.4)	2019	(A)
Cobus Green	Osceola, IN	—	0.8	7.0	—		8.9	0.8	15.9	16.7	(10.9)	1993	(A)
Colony in the Wood	Port Orange, FL	—	5.7	26.8	—		2.8	5.7	29.6	35.3	(5.3)	2017	(A&C)
Comal Farms	New Braunfels, TX	—	1.4	1.7	0.1		8.7	1.5	10.4	11.9	(6.0)	2000	(A&C)
Country Acres	Cadillac, MI	—	0.4	3.5	—		4.2	0.4	7.7	8.1	(4.5)	1996	(A)
Country Hills Village	Hudsonville, MI	—	0.3	3.9	—		—	0.3	3.9	4.2	(1.4)	2011	(A)
Country Lakes	Little River, SC	—	1.7	5.5	—		0.4	1.7	5.9	7.6	(1.0)	2019	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2023
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2023
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Country Meadows	Flat Rock, MI	50.0	0.9	7.6	0.3		23.0	1.2	30.6	31.8	(20.1)	1994	(A&C)
Country Meadows Village	Caledonia, MI	—	0.5	5.6	0.1		4.8	0.6	10.4	11.0	(3.6)	2011	(A&C)
Country Village Estates	Oregon City, OR	—	22.0	42.6	—		1.2	22.0	43.8	65.8	(6.9)	2019	(A)
Countryside Estates	Mckean, PA	6.1	0.3	11.6	—		4.2	0.3	15.8	16.1	(4.8)	2014	(A)
Countryside Village of Atlanta	Lawrenceville, GA	—	1.3	11.0	—		9.5	1.3	20.5	21.8	(9.8)	2004	(A&C)
Countryside Village of Gwinnett	Buford, GA	26.4	1.1	9.5	—		3.0	1.1	12.5	13.6	(6.6)	2004	(A)
Countryside Village of Lake Lanier	Buford, GA	24.7	1.9	16.4	—		5.8	1.9	22.2	24.1	(12.9)	2004	(A)
Coyote Ranch Resort	Wichita Falls, TX	—	—	12.6	0.5		6.4	0.5	19.0	19.5	(1.3)	2021	(A)
Creeks Crossing	Kyle, TX	—	3.5	—	—		42.9	3.5	42.9	46.4	(2.3)	2019	(C)
Creek Wood	Burton, MI	20.2	0.8	2.0	0.4		14.6	1.2	16.6	17.8	(11.6)	1997	(C)
Crestwood	Concord, NH	—	1.8	22.4	(0.1)	(3)	0.9	1.7	23.3	25.0	(3.6)	2019	(A)
Crossroads	Aiken, SC	—	0.8	3.7	—		10.3	0.8	14.0	14.8	(3.9)	2019	(A&C)
Cutler Estates	Grand Rapids, MI	12.9	0.7	6.9	—		4.8	0.7	11.7	12.4	(7.7)	1996	(A)
Cypress Greens	Lake Alfred, FL	6.9	1.0	17.5	—		2.8	1.0	20.3	21.3	(5.7)	2015	(A)
Deep Run	Cream Ridge, NJ	—	2.0	13.1	—		0.6	2.0	13.7	15.7	(2.1)	2019	(A)
Deerwood	Orlando, FL	35.3	6.9	37.6	—		4.7	6.9	42.3	49.2	(12.2)	2015	(A)
Desert Harbor	Apache Junction, AZ	10.3	3.9	14.9	—		0.7	3.9	15.6	19.5	(5.0)	2014	(A)
Dutton Mill Village	Caledonia, MI	—	0.3	9.0	—		2.2	0.3	11.2	11.5	(4.3)	2011	(A)
Eagle Crest	Firestone, CO	29.7	2.0	0.2	—		31.2	2.0	31.4	33.4	(20.7)	1998	(C)
East Fork Crossing	Batavia, OH	—	1.3	6.3	—		16.7	1.3	23.0	24.3	(15.0)	2000	(A&C)
East Village Estates	Washington Twp., MI	—	1.4	25.4	—		8.4	1.4	33.8	35.2	(12.4)	2012	(A)
Egelcraft	Muskegon, MI	17.7	0.7	22.6	—		4.1	0.7	26.7	27.4	(8.7)	2014	(A)
El Capitan Canyon(5)	Goleta, CA	—	57.8	6.8	—		14.8	57.8	21.6	79.4	(2.0)	2020	(A)
Ellenton Gardens(8)	Ellenton, FL	9.0	2.1	7.8	—		3.5	2.1	11.3	13.4	(3.1)	2016	(A)
Fairfield Village	Ocala, FL	—	1.2	18.7	—		1.2	1.2	19.9	21.1	(5.7)	2015	(A)
Farmwood Village	Dover, NH	—	1.2	12.3	—		0.7	1.2	13.0	14.2	(2.0)	2019	(A)
Fisherman's Cove	Flint Twp., MI	—	0.4	3.4	—		5.2	0.4	8.6	9.0	(6.0)	1993	(A)
Flamingo Lake(8)	Jacksonville, FL	—	4.5	31.9	—		1.9	4.5	33.8	38.3	(4.4)	2020	(A)
Fond du Lac East / Kettle Moraine KOA	Glenbeulah, WI	—	1.0	5.6	—		3.3	1.0	8.9	9.9	(3.5)	2013	(A)
Forest Hill	Southington, CT	—	5.1	10.8	—		1.8	5.1	12.6	17.7	(1.9)	2019	(A)
Forest Meadows	Philomath, OR	—	1.0	2.1	—		11.4	1.0	13.5	14.5	(2.4)	1999	(A)
Forest Springs	Grass Valley, CA	—	9.3	43.7	—		3.9	9.3	47.6	56.9	(5.8)	2020	(A)
Forest View	Homosassa, FL	—	1.3	22.1	—		0.9	1.3	23.0	24.3	(6.7)	2015	(A)
Fort Dupont(2)(5)	Delaware City, DE	—	1.9	—	0.9		—	2.8	—	2.8	—	2021	(C)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2023
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2023
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Four Seasons	Elkhart, IN	13.9	0.5	4.8	—	3.5	0.5	8.3	8.8	(5.0)	2000	(A)
Fox Run	Boyne City, MI	—	0.4	6.8	—	5.1	0.4	11.9	12.3	(0.2)	2023	(A)
Frenchtown Villa / Elizabeth Woods	Newport, MI	26.8	1.4	52.3	—	37.9	1.4	90.2	91.6	(30.5)	2014	(A&C)
Friendly Village of La Habra	La Habra, CA	45.0	27.0	25.2	—	1.8	27.0	27.0	54.0	(7.2)	2016	(A)
Friendly Village of Modesto	Modesto, CA	22.3	6.3	20.9	—	1.3	6.3	22.2	28.5	(5.6)	2016	(A)
Friendly Village of Simi	Simi Valley, CA	22.6	14.9	16.0	—	1.2	14.9	17.2	32.1	(4.4)	2016	(A)
Friendly Village of West Covina	West Covina, CA	16.7	14.5	5.2	—	1.2	14.5	6.4	20.9	(1.7)	2016	(A)
Glen Ellis Family Campground	Glen, NH	13.0	0.4	5.8	—	17.5	0.4	23.3	23.7	(5.5)	2019	(A)
Glen Haven(8)	Zephyrhills, FL	9.1	2.0	8.4	—	2.5	2.0	10.9	12.9	(2.7)	2016	(A)
Glen Laurel	Concord, NC	—	1.6	0.5	—	9.8	1.6	10.3	11.9	(6.6)	2001	(A&C)
Goldcoaster	Homestead, FL	—	0.4	4.2	0.2	5.9	0.6	10.1	10.7	(6.4)	1997	(A)
Grand Bay	Dunedin, FL	—	3.5	6.3	—	1.8	3.5	8.1	11.6	(2.0)	2016	(A)
Grand Village	Grand Rapids, MI	8.7	0.4	3.6	—	4.1	0.4	7.7	8.1	(4.4)	1996	(A)
Grove Beach	Westbrook, CT	—	1.2	10.2	—	0.4	1.2	10.6	11.8	(1.6)	2019	(A)
Grove Ridge(8)	Dade City, FL	6.6	1.3	5.4	—	3.3	1.3	8.7	10.0	(2.1)	2016	(A)
Gulfstream Harbor	Orlando, FL	82.6	14.5	78.9	—	5.9	14.5	84.8	99.3	(24.3)	2015	(A)
Hacienda Del Rio	Edgewater, FL	—	33.3	80.3	—	16.5	33.3	96.8	130.1	(13.8)	2019	(A)
Hamlin	Webberville, MI	9.7	0.1	1.7	0.6	13.8	0.7	15.5	16.2	(9.4)	1984	(A&C)
Hancock Heights(8)	Hancock, ME	—	0.7	9.4	—	0.1	0.7	9.5	10.2	(1.2)	2020	(A)
Hannah Village	Lebanon, NH	—	0.3	4.7	0.1	0.3	0.4	5.0	5.4	(0.8)	2019	(A)
Hemlocks	Tilton, NH	—	1.0	7.2	—	0.5	1.0	7.7	8.7	(1.2)	2019	(A)
Heritage	Temecula, CA	17.8	13.2	7.9	—	1.3	13.2	9.2	22.4	(2.4)	2016	(A)
Hickory Hills Village	Battle Creek, MI	—	0.8	7.7	—	2.9	0.8	10.6	11.4	(4.0)	2011	(A)
Hidden River(8)	Riverview, FL	—	4.0	6.4	—	10.5	4.0	16.9	20.9	(3.2)	2016	(A)
High Point Park	Frederica, DE	—	0.9	7.0	—	8.1	0.9	15.1	16.0	(7.4)	1997	(A)
Highland Greens Estates	Highland, MI	—	3.1	38.0	—	30.5	3.1	68.5	71.6	(8.8)	2020	(A)
Hillcrest	Uncasville, CT	—	10.6	9.6	0.1	1.6	10.7	11.2	21.9	(1.8)	2019	(A)
Holiday Park Estates	Bangor, ME	8.7	1.1	13.9	—	2.7	1.1	16.6	17.7	(1.9)	2020	(A)
Holiday West Village	Holland, MI	12.8	0.3	8.1	—	0.8	0.3	8.9	9.2	(3.5)	2011	(A)
Holly Forest	Holly Hill, FL	22.8	0.9	8.4	—	2.0	0.9	10.4	11.3	(7.9)	1997	(A)
Holly Village / Hawaiian Gardens	Holly, MI	18.0	1.5	13.6	—	10.9	1.5	24.5	26.0	(12.1)	2004	(A)
Horseshoe Cove RV Resort	Bradenton, FL	39.8	9.5	32.6	—	7.3	9.5	39.9	49.4	(9.8)	2016	(A)
Hospitality Creek Campground	Williamstown, NJ	—	—	15.6	0.8	4.6	0.8	20.2	21.0	(1.7)	2021	(A)
Hunters Crossing	Capac, MI	—	0.4	1.1	—	1.3	0.4	2.4	2.8	(0.8)	2012	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2023
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2023
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land	Depreciable Assets		Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Hunters Glen	Wayland, MI	—	1.1	11.9	0.3	16.6		1.4	28.5	29.9	(13.6)	2004	(C)
Huntington Run	Kalamazoo, MI	—	0.6	11.7	—	1.7		0.6	13.4	14.0	(1.1)	2021	(A)
Hyde Park	Easton, MD	—	6.6	18.3	—	2.0		6.6	20.3	26.9	(2.9)	2019	(A)
Indian Creek RV Resort(8)(9)	Ft. Myers Beach, FL	—	3.8	34.7	—	(13.6)	(9)	3.8	21.1	24.9	(8.6)	1996	(A)
Indian Wells(8)	Indio, CA	—	2.9	19.5	—	7.1		2.9	26.6	29.5	(6.6)	2016	(A)
Island Lakes	Merritt Island, FL	20.7	0.7	6.4	—	1.6		0.7	8.0	8.7	(6.4)	1995	(A)
Jellystone Park™ Androscoggin Lake	North Monmouth, ME	3.4	0.5	4.1	0.1	5.7		0.6	9.8	10.4	(0.9)	2021	(A)
Jellystone Park™ at Barton Lake	Fremont, IN	—	—	—	4.7	30.1		4.7	30.1	34.8	(4.0)	2020	(A)
Jellystone Park™ at Birchwood Acres(8)	Greenfield Park, NY	—	0.5	5.5	0.1	11.2		0.6	16.7	17.3	(6.4)	2013	(A)
Jellystone Park™ of Chicago	Millbrook, IL	—	0.5	4.3	—	1.8		0.5	6.1	6.6	(0.5)	2021	(A)
Jellystone Park™ Chincoteague Island	Chincoteague, VA	—	5.7	13.8	—	18.6		5.7	32.4	38.1	(4.1)	2019	(A)
Jellystone Park™ at Delaware Beaches(2)(8)	Delaware City, DE	—	—	17.0	3.1	(1.2)		3.1	15.8	18.9	(0.8)	2022	(A)
Jellystone Park™ at Gardiner	Gardiner, NY	—	0.9	28.4	—	17.6		0.9	46.0	46.9	(10.2)	2018	(A)
Jellystone Park™ at Golden Valley	Bostic, NC	—	4.8	4.3	—	64.5		4.8	68.8	73.6	(12.1)	2018	(A&C)
Jellystone Park™ at Guadalupe River	Kerrville, TX	—	2.5	23.9	—	12.9		2.5	36.8	39.3	(8.3)	2018	(A)
Jellystone Park™ at Hill Country	Canyon Lake, TX	—	2.0	20.7	—	6.8		2.0	27.5	29.5	(5.7)	2018	(A)
Jellystone Park™ at Larkspur	Larkspur, CO	—	1.9	5.5	0.4	106.5		2.3	112.0	114.3	(19.1)	2016	(A&C)
Jellystone Park™ at Luray	East Luray, VA	—	3.2	29.6	—	9.4		3.2	39.0	42.2	(8.3)	2018	(A)
Jellystone Park™ at Mammoth Cave	Cave City, KY	—	—	32.5	2.3	1.1		2.3	33.6	35.9	(3.5)	2021	(A)
Jellystone Park™ at Maryland	Williamsport, MD	—	2.1	23.7	—	10.6		2.1	34.3	36.4	(7.3)	2018	(A)
Jellystone Park™ at Memphis	Horn Lake, MS	2.3	0.9	6.8	—	1.8		0.9	8.6	9.5	(1.8)	2018	(A)
Jellystone Park™ at Natural Bridge	Natural Bridge Station, VA	—	0.9	11.7	—	6.0		0.9	17.7	18.6	(2.3)	2020	(A)
Jellystone Park™ Petoskey	Petoskey, MI	—	0.2	8.7	0.7	10.8		0.9	19.5	20.4	(3.3)	2018	(A)
Jellystone Park™ at Quarryville	Quarryville, PA	—	3.9	33.8	—	10.0		3.9	43.8	47.7	(9.4)	2018	(A)
Jellystone Park™ at Tower Park(2)	Lodi, CA	—	2.6	29.8	—	36.1		2.6	65.9	68.5	(11.9)	2018	(A)
Jellystone Park™ of Western New York	North Java, NY	—	0.9	8.9	—	10.8		0.9	19.7	20.6	(6.9)	2013	(A)
Jetstream NASA(8)	Houston, TX	—	3.0	14.5	—	0.5		3.0	15.0	18.0	(1.4)	2021	(A)
Kensington Meadows	Lansing, MI	18.6	0.3	2.7	—	11.4		0.3	14.1	14.4	(8.9)	1995	(A&C)
Kimberly Estates	Newport, MI	—	1.3	6.2	—	15.0		1.3	21.2	22.5	(7.1)	2016	(A)
King's Court	Traverse City, MI	71.0	1.5	13.8	0.2	21.1		1.7	34.9	36.6	(19.2)	1996	(A&C)
King's Lake	DeBary, FL	16.1	0.3	2.5	—	3.4		0.3	5.9	6.2	(4.4)	1994	(A)
Kings Manor	Lakeland, FL	—	2.3	5.6	—	5.8		2.3	11.4	13.7	(3.7)	2016	(A)
Kings Pointe	Lake Alfred, FL	—	0.5	16.7	—	0.9		0.5	17.6	18.1	(5.0)	2015	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2023
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2023
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Kissimmee Gardens	Kissimmee, FL	—	3.3	14.4	—	2.0	3.3	16.4	19.7	(4.3)	2016	(A)
Kissimmee South(8)	Davenport, FL	—	3.7	6.8	—	6.6	3.7	13.4	17.1	(3.3)	2016	(A)
Kittatinny Campground & RV Resort	Barryville, NY	—	—	—	3.1	20.3	3.1	20.3	23.4	(2.0)	2020	(A)
Knollwood Estates	Allendale, MI	10.5	0.4	4.1	—	3.3	0.4	7.4	7.8	(4.2)	2001	(A)
La Casa Blanca	Apache Junction, AZ	—	4.4	14.1	—	0.8	4.4	14.9	19.3	(4.8)	2014	(A)
La Costa Village	Port Orange, FL	47.2	3.6	62.3	—	3.6	3.6	65.9	69.5	(18.9)	2015	(A)
Lafayette Place	Warren, MI	12.5	0.7	6.0	—	7.6	0.7	13.6	14.3	(8.6)	1998	(A)
Lake Juliana Landings	Auburndale, FL	—	0.3	3.0	—	2.4	0.3	5.4	5.7	(4.0)	1994	(A)
Lake Pointe Village	Mulberry, FL	16.8	0.5	29.8	—	1.0	0.5	30.8	31.3	(8.7)	2015	(A)
Lake San Marino RV Park	Naples, FL	30.2	0.7	5.7	—	6.1	0.7	11.8	12.5	(7.1)	1996	(A)
Lakefront	Lakeside, CA	33.8	21.6	17.4	—	1.5	21.6	18.9	40.5	(4.9)	2016	(A)
Lakeland(8)	Lakeland, FL	—	1.7	5.5	—	4.0	1.7	9.5	11.2	(2.2)	2016	(A)
Lakeshore Landings	Orlando, FL	11.8	2.6	19.5	—	2.3	2.6	21.8	24.4	(6.9)	2014	(A)
Lakeshore Villas	Tampa, FL	—	3.1	19.0	—	1.8	3.1	20.8	23.9	(5.9)	2015	(A)
Lakeside	Terryville, CT	—	1.3	3.4	—	0.3	1.3	3.7	5.0	(0.6)	2019	(A)
Lakeside Crossing	Conway, SC	11.3	3.5	31.6	—	22.0	3.5	53.6	57.1	(12.4)	2015	(A&C)
Lakeview	Ypsilanti, MI	—	1.2	10.9	—	10.1	1.2	21.0	22.2	(11.2)	2004	(A)
Lakeview CT	Danbury, CT	—	2.5	8.9	—	1.7	2.5	10.6	13.1	(1.6)	2019	(A)
Lakeview Estates(8)	Yucaipa, CA	—	—	—	4.1	22.1	4.1	22.1	26.2	(2.7)	2020	(A)
Lamplighter	Port Orange, FL	—	1.3	12.8	—	1.5	1.3	14.3	15.6	(4.0)	2015	(A)
Lantana Ranch(5)(8)	Brookshire, TX	—	33.1	1.3	0.6	1.2	33.7	2.5	36.2	—	2022	(A)
Laurel Heights	Uncasville, CT	—	1.7	0.7	—	0.3	1.7	1.0	2.7	(0.1)	2019	(A)
Lazy J Ranch	Arcata, CA	—	7.1	6.8	—	0.9	7.1	7.7	14.8	(1.7)	2017	(A)
Leaf Verde(8)	Buckeye, AZ	—	3.4	8.4	—	1.3	3.4	9.7	13.1	(2.0)	2018	(A)
Leisure Village	Belmont, MI	—	0.4	8.2	0.1	3.1	0.5	11.3	11.8	(4.1)	2011	(A)
Lemon Wood	Ventura, CA	23.4	19.5	6.9	—	1.5	19.5	8.4	27.9	(2.2)	2016	(A)
Liberty Farm	Valparaiso, IN	—	0.1	1.2	0.1	5.9	0.2	7.1	7.3	(3.8)	1985	(A&C)
Lincoln Estates	Holland, MI	—	0.5	4.2	—	1.8	0.5	6.0	6.5	(4.3)	1996	(A)
Lone Star Jellystone Park	Waller, TX	—	1.8	19.4	—	19.9	1.8	39.3	41.1	(4.6)	2020	(A)
Lost Dutchman	Apache Junction, AZ	3.5	—	—	4.1	16.6	4.1	16.6	20.7	(4.8)	2014	(A)
Majestic Oaks(8)	Zephyrhills, FL	9.2	3.9	4.7	0.1	2.5	4.0	7.2	11.2	(2.0)	2016	(A)
Maple Brook	Matteson, IL	38.7	8.5	48.8	—	0.8	8.5	49.6	58.1	(16.0)	2014	(A)
Maplewood Manor	Brunswick, ME	7.2	1.8	13.0	—	2.0	1.8	15.0	16.8	(4.6)	2014	(A)
Marco Naples(8)	Naples, FL	—	2.8	10.5	—	6.1	2.8	16.6	19.4	(3.9)	2016	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2023
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2023
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Marina Cove	Uncasville, CT	—	0.3	0.4	—	0.4	0.3	0.8	1.1	(0.1)	2019	(A)
Meadow Lake(8)	White Lake, MI	29.7	1.2	11.5	0.1	8.0	1.3	19.5	20.8	(15.1)	1994	(A)
Meadowbrook	Charlotte, NC	—	1.3	6.6	—	9.7	1.3	16.3	17.6	(10.5)	2000	(A&C)
Meadowbrook Estates	Monroe, MI	—	0.4	3.3	0.4	20.4	0.8	23.7	24.5	(14.6)	1986	(A)
Meadowbrook Village	Tampa, FL	10.6	0.5	4.7	—	1.6	0.5	6.3	6.8	(5.3)	1994	(A)
Meadowlands(8)	Gibraltar, MI	20.1	0.6	7.7	—	3.0	0.6	10.7	11.3	(3.1)	2015	(A)
Meadowstone	Hastings, MI	—	0.7	20.3	—	0.7	0.7	21.0	21.7	(1.8)	2021	(A)
Menifee Development(5)	Menifee, CA	—	2.3	—	—	18.6	2.3	18.6	20.9	—	2020	(C)
Merrymeeting	Brunswick, ME	—	0.3	1.0	—	0.9	0.3	1.9	2.2	(0.6)	2014	(A)
Mill Creek(8)	Kissimmee, FL	—	1.4	4.8	—	5.9	1.4	10.7	12.1	(2.4)	2016	(A)
Millwood	Uncasville, CT	—	2.4	—	—	3.3	2.4	3.3	5.7	(0.2)	2019	(A&C)
Moreno 66 Development(5)	Moreno Valley, CA	—	5.0	—	—	12.2	5.0	12.2	17.2	—	2021	(C)
Mountain View	Mesa, AZ	—	5.5	12.3	—	0.9	5.5	13.2	18.7	(4.3)	2014	(A)
Napa Valley	Napa, CA	27.0	17.7	11.7	—	1.2	17.7	12.9	30.6	(3.4)	2016	(A)
New England Village	Westbrook, CT	—	4.2	1.4	—	0.2	4.2	1.6	5.8	(0.3)	2019	(A)
North Lake(8)	Moore Haven, FL	—	4.2	3.5	—	1.9	4.2	5.4	9.6	(2.2)	2011	(A)
North Point Estates	Pueblo, CO	—	1.6	3.0	—	4.8	1.6	7.8	9.4	(4.3)	2001	(C)
Northville Crossing	Northville, MI	59.6	1.2	29.5	—	6.2	1.2	35.7	36.9	(13.9)	2012	(A)
Norway Commons	Norway, ME	—	—	15.9	0.7	0.8	0.7	16.7	17.4	(0.8)	2022	(A)
Oak Creek	Coarsegold, CA	—	4.8	11.2	—	2.7	4.8	13.9	18.7	(4.5)	2014	(A)
Oak Crest	Austin, TX	19.9	4.3	12.6	4.4	26.7	8.7	39.3	48.0	(14.6)	2002	(C)
Oak Grove	Plainville, CT	—	1.0	1.7	—	0.1	1.0	1.8	2.8	(0.3)	2019	(A)
Oak Island Village	East Lansing, MI	17.5	0.3	6.8	—	4.4	0.3	11.2	11.5	(4.5)	2011	(A)
Oak Ridge	Manteno, IL	27.8	1.1	36.9	—	5.5	1.1	42.4	43.5	(14.0)	2014	(A)
Oakview Estates	Arcadia, FL	—	0.9	3.9	—	1.9	0.9	5.8	6.7	(1.4)	2016	(A)
Oakwood Village	Miamisburg, OH	38.3	2.0	6.4	—	15.0	2.0	21.4	23.4	(13.3)	1998	(A&C)
Ocean Breeze Resort(8)	Jensen Beach, FL	—	19.0	13.9	—	40.5	19.0	54.4	73.4	(11.0)	2016	(A&C)
Ocean Breeze(6)(8)	Marathon, FL	—	2.3	1.8	—	6.6	2.3	8.4	10.7	(1.1)	2016	(A)
Ocean Pines	Garden City, SC	—	7.6	35.3	—	1.9	7.6	37.2	44.8	(7.1)	2019	(A)
Ocean View	Jensen Beach, FL	—	4.6	—	0.2	14.9	4.8	14.9	19.7	(0.7)	2020	(A)
Ocean West	McKinleyville, CA	4.3	5.0	4.4	0.4	1.2	5.4	5.6	11.0	(1.1)	2017	(A)
Orange City(8)	Orange City, FL	31.7	0.9	5.5	—	7.1	0.9	12.6	13.5	(3.8)	2011	(A)
Orange Tree Village	Orange City, FL	9.0	0.3	2.5	—	1.7	0.3	4.2	4.5	(3.3)	1994	(A)
Orchard Lake	Milford, OH	—	0.4	4.0	—	3.9	0.4	7.9	8.3	(4.3)	1999	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2023
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2023
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Paddock Park South	Ocala, FL	—	0.6	6.6	—		3.2	0.6	9.8	10.4	(2.3)	2016	(A)
Palm Creek Resort & Residences(8)	Casa Grande, AZ	88.7	11.8	76.1	—		29.6	11.8	105.7	117.5	(43.6)	2012	(A&C)
Palm Key Village	Davenport, FL	14.7	3.8	15.7	—		0.7	3.8	16.4	20.2	(4.8)	2015	(A)
Palm Village	Bradenton, FL	—	3.0	2.8	—		2.0	3.0	4.8	7.8	(1.2)	2016	(A)
Palos Verdes Shores MH & Golf Community(2)	San Pedro, CA	33.7	—	21.8	—		8.0	—	29.8	29.8	(6.5)	2016	(A)
Park Place	Sebastian, FL	—	1.4	48.7	0.1		4.8	1.5	53.5	55.0	(14.9)	2015	(A)
Park Royale	Pinellas Park, FL	13.9	0.7	29.0	—		1.0	0.7	30.0	30.7	(8.6)	2015	(A)
Parkside Village	Cheektowaga, NY	—	0.6	10.4	—		0.4	0.6	10.8	11.4	(3.5)	2014	(A)
Pearwood(8)	Pearland, TX	—	—	10.3	1.2		(0.5)	1.2	9.8	11.0	(0.9)	2021	(A)
Pebble Creek	Greenwood, IN	—	1.0	5.1	—		11.2	1.0	16.3	17.3	(9.1)	2000	(A&C)
Pecan Branch	Georgetown, TX	—	1.4	—	0.2		20.0	1.6	20.0	21.6	(7.0)	1999	(C)
Pecan Park(8)	Jacksonville, FL	—	2.0	5.0	1.4		12.9	3.4	17.9	21.3	(3.6)	2016	(A&C)
Pelican Bay	Micco, FL	5.8	0.5	10.5	—		2.3	0.5	12.8	13.3	(3.6)	2015	(A)
Pembroke Downs	Chino, CA	12.9	9.6	7.3	—		1.0	9.6	8.3	17.9	(2.0)	2016	(A)
Pheasant Ridge	Lancaster, PA	45.4	2.0	19.3	—		1.5	2.0	20.8	22.8	(14.0)	2002	(A)
Pine Acre Trails	Conroe, TX	—	15.6	16.7	—		17.8	15.6	34.5	50.1	(1.3)	2022	(A)
Pine Hills	Middlebury, IN	—	0.1	0.5	—		4.2	0.1	4.7	4.8	(2.8)	1980	(A)
Pine Ridge	Prince George, VA	10.7	0.4	2.4	—		25.1	0.4	27.5	27.9	(11.1)	1986	(A&C)
Pine Trace	Houston, TX	33.6	2.9	17.2	(0.2)	(3)	14.7	2.7	31.9	34.6	(17.9)	2004	(A&C)
Pinebrook Village	Kentwood, MI	—	0.1	5.7	—		2.7	0.1	8.4	8.5	(3.1)	2011	(A)
Pineview Estates	Flint, MI	—	1.9	57.4	—		40.5	1.9	97.9	99.8	(9.6)	2021	(A)
Pismo Dunes Resort(8)	Pismo Beach, CA	18.3	11.1	10.2	—		1.5	11.1	11.7	22.8	(2.7)	2017	(A)
Pleasant Beach Campground	Sherkston, ON	—	1.6	0.6	(0.4)	(1)	0.3	1.2	0.9	2.1	—	2021	(A)
Pleasant Lake RV Resort	Bradenton, FL	11.5	5.2	20.4	—		4.4	5.2	24.8	30.0	(6.4)	2016	(A)
Presidential Estates	Hudsonville, MI	28.9	0.7	6.3	—		6.5	0.7	12.8	13.5	(7.7)	1996	(A)
Rainbow(8)	Frostproof, FL	—	1.9	5.7	—		4.8	1.9	10.5	12.4	(3.9)	2012	(A)
Rainbow Village Largo(8)	Largo, FL	8.3	4.4	12.5	—		3.7	4.4	16.2	20.6	(4.3)	2016	(A)
Rainbow Village Zephyrhills(8)	Zephyrhills, FL	8.5	1.8	9.9	—		2.8	1.8	12.7	14.5	(3.3)	2016	(A)
Rancho Alipaz(2)	San Juan Capistrano, CA	11.9	—	2.9	16.2		0.9	16.2	3.8	20.0	(1.0)	2016	(A)
Rancho Caballero	Riverside, CA	21.4	16.6	12.4	—		1.8	16.6	14.2	30.8	(3.5)	2016	(A)
Rancho Mirage	Apache Junction, AZ	—	7.5	22.2	—		1.1	7.5	23.3	30.8	(7.5)	2014	(A)
Red Oaks(2)(8)	Bushnell, FL	—	5.2	20.5	—		8.2	5.2	28.7	33.9	(7.3)	2016	(A)
Regency Heights	Clearwater, FL	25.5	11.3	15.7	—		4.1	11.3	19.8	31.1	(4.7)	2016	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2023
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)				Gross Amount Carried at December 31, 2023
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land		Depreciable Assets		Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Reserve at Fox Creek	Bullhead City, AZ	14.6	2.0	20.1	—		1.1		2.0	21.2	23.2	(6.7)	2014	(A)
Richmond Place	Richmond, MI	7.2	0.5	2.0	—		4.0		0.5	6.0	6.5	(3.5)	1998	(A)
River Beach Campsites & RV	Milford, PA	—	—	—	0.3		4.5		0.3	4.5	4.8	(0.7)	2020	(A)
River Haven(8)	Grand Haven, MI	—	1.8	16.9	—		17.8		1.8	34.7	36.5	(19.8)	2001	(A)
River Pines	Nashua, NH	—	2.7	37.8	—		1.0		2.7	38.8	41.5	(6.0)	2019	(A)
River Ranch	Austin, TX	—	4.7	0.8	0.2		38.3		4.9	39.1	44.0	(15.0)	2000	(A&C)
River Ridge	Saline, MI	—	1.0	26.9	—		0.9		1.0	27.8	28.8	(2.4)	2021	(A)
River Ridge Estates	Austin, TX	38.2	3.2	15.1	—		6.7		3.2	21.8	25.0	(13.3)	2002	(C)
Riverside Club	Ruskin, FL	36.7	1.6	66.2	—		18.7		1.6	84.9	86.5	(21.7)	2015	(A)
Riverside Drive Park	Augusta, ME	—	1.2	12.1	—		3.4		1.2	15.5	16.7	(1.7)	2020	(A)
Rolling Hills	Storrs, CT	—	4.0	3.7	—		5.1		4.0	8.8	12.8	(0.9)	2019	(A)
Roxbury Park	Goshen, IN	—	1.1	9.9	—		9.0		1.1	18.9	20.0	(9.7)	2001	(A)
Royal Country	Miami, FL	62.8	2.3	20.8	—		3.9		2.3	24.7	27.0	(22.1)	1994	(A)
Royal Palm Village	Haines City, FL	10.3	1.7	27.4	—		6.5		1.7	33.9	35.6	(9.1)	2015	(A)
Royal Palms(2)(8)	Cathedral City, CA	—	—	21.6	—		2.7		—	24.3	24.3	(6.0)	2016	(A)
Rudgate Clinton	Clinton Township, MI	—	1.1	23.7	—		12.7		1.1	36.4	37.5	(13.8)	2012	(A)
Rudgate Manor	Sterling Heights, MI	—	1.4	31.1	—		19.3		1.4	50.4	51.8	(18.6)	2012	(A)
Saddle Oak Club	Ocala, FL	18.3	0.7	6.7	—		1.2		0.7	7.9	8.6	(6.6)	1995	(A)
Saddlebrook	San Marcos, TX	—	1.7	11.8	—		25.0		1.7	36.8	38.5	(17.1)	2002	(C)
Sandy Lake(8)	Carrollton, TX	—	0.7	17.8	—		2.1		0.7	19.9	20.6	(5.1)	2016	(A)
Saralake Estates	Sarasota, FL	—	6.5	11.4	—		1.6		6.5	13.0	19.5	(3.3)	2016	(A)
Savanna Club	Port St. Lucie, FL	61.9	12.8	79.9	1.6		1.5		14.4	81.4	95.8	(23.4)	2015	(A&C)
Scio Farms	Ann Arbor, MI	51.5	2.3	22.7	—		16.8		2.3	39.5	41.8	(27.9)	1995	(A&C)
Sea Air Village	Rehoboth Beach, DE	—	1.2	10.2	0.4		3.7		1.6	13.9	15.5	(8.6)	1997	(A)
Serendipity	North Fort Myers, FL	—	1.2	23.5	(0.3)	(3)	4.7		0.9	28.2	29.1	(7.7)	2015	(A)
Settler's Rest(8)	Zephyrhills, FL	—	1.8	7.7	—		2.7		1.8	10.4	12.2	(2.6)	2016	(A)
Shadow Wood Village	Hudson, FL	—	4.5	3.9	0.8		16.2		5.3	20.1	25.4	(3.0)	2016	(A)
Shady Pines(8)	Galloway Township, NJ	—	1.1	3.8	—		1.7		1.1	5.5	6.6	(1.4)	2016	(A)
Shady Road Villas	Ocala, FL	—	0.5	2.8	—		5.1		0.5	7.9	8.4	(1.9)	2016	(A)
Sheffield Estates	Auburn Hills, MI	—	0.8	7.2	—		3.8		0.8	11.0	11.8	(5.7)	2006	(A)
Shelby Forest	Shelby Twp., MI	—	4.0	42.4	—		1.8		4.0	44.2	48.2	(7.1)	2019	(A)
Shelby West	Shelby Twp., MI	—	5.7	38.9	—		1.2		5.7	40.1	45.8	(6.4)	2019	(A)
Shell Creek(8)	Punta Gorda, FL	8.5	2.2	9.7	—		4.3		2.2	14.0	16.2	(3.5)	2016	(A)
Siesta Bay(8)(9)	Ft. Myers, FL	—	2.1	18.5	—		(2.9)	(9)	2.1	15.6	17.7	(4.5)	1996	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2023
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2023
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Silver Springs	Clinton Township, MI	—	0.9	16.6	—		2.9	0.9	19.5	20.4	(7.8)	2012	(A)
Sky Harbor	Cheektowaga, NY	—	2.3	24.3	—		8.8	2.3	33.1	35.4	(9.9)	2014	(A)
Skyline	Fort Collins, CO	9.0	2.3	12.1	—		1.1	2.3	13.2	15.5	(4.2)	2014	(A)
Smith Creek Crossing	Granby, CO	—	1.4	—	—		54.8	1.4	54.8	56.2	(5.8)	2018	(C)
Southern Charm(8)	Zephyrhills, FL	10.7	4.9	17.4	—		3.7	4.9	21.1	26.0	(5.7)	2016	(A)
Southern Hills / Northridge Place	Stewartville, MN	6.9	0.4	12.7	—		12.7	0.4	25.4	25.8	(8.4)	2014	(A&C)
Southern Leisure RV Resort	Chiefland, FL	—	3.1	14.8	—		4.9	3.1	19.7	22.8	(1.7)	2021	(A)
Southern Palms	Ladson, SC	—	2.4	9.4	—		0.5	2.4	9.9	12.3	(5.5)	2019	(A)
Southport Springs Golf & Country Club	Zephyrhills, FL	31.9	15.1	17.2	—		5.3	15.1	22.5	37.6	(6.4)	2015	(A&C)
Southside Landing	Cambridge, MD	—	1.0	2.5	—		1.6	1.0	4.1	5.1	(0.7)	2019	(A)
Southwood Village	Grand Rapids, MI	—	0.3	11.5	—		3.4	0.3	14.9	15.2	(5.3)	2011	(A)
Spanish Main(8)	Thonotosassa, FL	—	2.4	8.1	—		6.4	2.4	14.5	16.9	(3.4)	2016	(A)
Spanish Trails West	Casa Grande, AZ	—	6.6	15.3	—		3.4	6.6	18.7	25.3	(0.9)	2022	(A)
St. Clair Place	St. Clair, MI	—	0.5	2.0	—		2.7	0.5	4.7	5.2	(2.8)	1998	(A)
Stonebridge (MI)(5)	Richfield Twp., MI	—	2.0	—	0.3		2.2	2.3	2.2	4.5	(0.5)	1998	(C)
Stonebridge(8)	San Antonio, TX	—	2.5	2.1	(0.6)	(3)	6.8	1.9	8.9	10.8	(5.4)	2000	(A&C)
Stonebrook	Homosassa, FL	—	0.7	14.1	—		1.0	0.7	15.1	15.8	(4.3)	2015	(A)
Stoneridge Villas(5)	Gardnerville, NV	—	5.3	—	—		1.0	5.3	1.0	6.3	—	2022	(A)
Strafford / Lake Winnipesaukee South KOA	Strafford, NH	—	—	—	0.3		9.4	0.3	9.4	9.7	(1.1)	2019	(A)
Summit Ridge	Converse, TX	—	2.6	2.1	(0.9)	(3)	17.6	1.7	19.7	21.4	(10.8)	2000	(A&C)
Sun Outdoors Arches Gateway	Moab, UT	—	3.7	8.7	—		2.9	3.7	11.6	15.3	(2.4)	2018	(A)
Sun Outdoors Association Island	Henderson, NY	—	1.7	14.7	—		5.9	1.7	20.6	22.3	(1.9)	2021	(A)
Sun Outdoors Bend(2)	Bend, OR	—	4.0	13.3	—		1.0	4.0	14.3	18.3	(1.8)	2020	(A)
Sun Outdoors Canyonlands Gateway	Moab, UT	—	6.3	8.4	—		0.8	6.3	9.2	15.5	(1.9)	2018	(A)
Sun Outdoors Cape Charles	Cape Charles, VA	—	19.1	38.7	—		9.0	19.1	47.7	66.8	(4.4)	2021	(A)
Sun Outdoors Cape May	Cape May, NJ	—	—	27.5	2.2		0.5	2.2	28.0	30.2	(2.6)	2021	(A)
Sun Outdoors Central Coast Wine Country(8)	Paso Robles, CA	—	1.7	11.5	—		4.5	1.7	16.0	17.7	(5.9)	2014	(A&C)
Sun Outdoors Chesapeake Bay(2)	Temperanceville, VA	—	2.3	8.8	—		3.5	2.3	12.3	14.6	(1.1)	2021	(A)
Sun Outdoors Coos Bay	Coos Bay, OR	—	2.7	3.2	—		2.4	2.7	5.6	8.3	(1.2)	2018	(A)
Sun Outdoors Chincoteague Bay(2)(5)	Chincoteague, VA	—	7.5	—	—		3.8	7.5	3.8	11.3	(0.2)	2021	(C)
Sun Outdoors Frontier Town	Berlin, MD	—	19.0	43.2	—		40.7	19.0	83.9	102.9	(22.3)	2015	(A)
Sun Outdoors Garden City Utah	Garden City, UT	—	2.1	7.9	—		1.7	2.1	9.6	11.7	(0.9)	2021	(A)
Sun Outdoors Gig Harbor	Gig Harbor, WA	—	3.4	11.9	—		1.0	3.4	12.9	16.3	(1.6)	2020	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2023
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2023
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Sun Outdoors Islamorada(6)	Islamorada, FL	—	10.5	7.0	2.3		33.6	12.8	40.6	53.4	(0.9)	2016	(A)
Sun Outdoors Kensington Valley	New Hudson, MI	—	—	20.1	2.9		0.9	2.9	21.0	23.9	(1.8)	2021	(A)
Sun Outdoors Key Largo	Key Largo, FL	—	2.4	1.0	—		3.0	2.4	4.0	6.4	(1.0)	2016	(A)
Sun Outdoors Lake Rudolph	Santa Claus, IN	—	2.3	28.1	—		15.2	2.3	43.3	45.6	(18.0)	2014	(A&C)
Sun Outdoors Lake Travis	Austin, TX	—	3.7	22.2	—		1.9	3.7	24.1	27.8	(7.7)	2015	(A)
Sun Outdoors Marathon	Marathon, FL	—	4.8	4.7	—		5.8	4.8	10.5	15.3	(2.3)	2016	(A)
Sun Outdoors Moab Downtown	Moab, UT	—	3.7	7.4	—		0.8	3.7	8.2	11.9	(1.9)	2018	(A)
Sun Outdoors Myrtle Beach(8)	Conway, SC		5.9	—	0.7		105.9	6.6	105.9	112.5	(18.8)	2017	(A&C)
Sun Outdoors Mystic	Old Mystic, CT	—	0.1	0.3	—		2.7	0.1	3.0	3.1	(1.6)	2013	(A)
Sun Outdoors New Orleans North Shore	Ponchatoula, LA	—	7.7	16.1	—		11.7	7.7	27.8	35.5	(4.4)	2019	(A)
Sun Outdoors North Moab	Moab, UT	—	—	—	3.2		12.2	3.2	12.2	15.4	(1.7)	2019	(A)
Sun Outdoors Ocean City	Berlin, MD	—	14.3	22.3	—		9.2	14.3	31.5	45.8	(11.1)	2014	(A&C)
Sun Outdoors Ocean City Gateway	Whaleyville, MD	—	0.5	5.2	—		19.0	0.5	24.2	24.7	(5.4)	2015	(A)
Sun Outdoors Old Orchard Beach Downtown	Old Orchard Beach, ME	—	2.0	10.0	—		2.8	2.0	12.8	14.8	(2.1)	2019	(A)
Sun Outdoors Orange Beach	Orange Beach, AL	—	12.7	7.5	0.9		31.5	13.6	39.0	52.6	(2.3)	2019	(A)
Sun Outdoors Panama City Beach(2)	Panama City Beach, FL	14.1	10.3	9.1	—		3.3	10.3	12.4	22.7	(2.6)	2017	(A)
Sun Outdoors Paso Robles	Paso Robles, CA	—	1.4	—	—		44.6	1.4	44.6	46.0	(10.6)	2014	(C)
Sun Outdoors Petoskey Bay Harbor	Petoskey, MI	—	0.2	3.3	—		5.1	0.2	8.4	8.6	(2.5)	2016	(A)
Sun Outdoors Pigeon Forge(2)	Sevierville, TN	—	3.7	19.7	—		3.3	3.7	23.0	26.7	(3.7)	2019	(A)
Sun Outdoors Portland South(2)	Wilsonville, OR	—	—	19.0	9.3		(8.6)	9.3	10.4	19.7	(1.0)	2021	(A)
Sun Outdoors Rocky Mountains	Granby, CO	—	8.6	—	(3.1)	(3)	147.6	5.5	147.6	153.1	(22.0)	2018	(C)
Sun Outdoors Rehoboth Bay	Millsboro, DE	—	2.8	17.9	2.2		20.2	5.0	38.1	43.1	(5.7)	2019	(A)
Sun Outdoors Saco Old Orchard Beach	Saco, ME	—	0.8	3.6	—		6.1	0.8	9.7	10.5	(3.7)	2014	(A)
Sun Outdoors Salt Lake City	North Salt Lake, UT	—	3.4	4.6	—		2.4	3.4	7.0	10.4	(1.6)	2018	(A)
Sun Outdoors San Diego Bay(2)	San Diego, CA	—	—	—	—		70.4	—	70.4	70.4	(8.9)	2019	(A)
Sun Outdoors Santa Barbara	Goleta, CA	—	16.0	6.2	—		1.4	16.0	7.6	23.6	(1.0)	2020	(A)
Sun Outdoors Sarasota	Sarasota, FL	137.4	51.0	117.5	(0.2)	(3)	17.4	50.8	134.9	185.7	(37.4)	2016	(A)
Sun Outdoors St. Augustine	St. Augustine, FL	—	4.2	10.5	—		1.3	4.2	11.8	16.0	(2.2)	2018	(A)
Sun Outdoors Sugarloaf Key(2)	Summerland Key, FL	—	7.7	4.4	0.3		4.6	8.0	9.0	17.0	(0.6)	2021	(A)
Sun Outdoors Wells Beach(2)	Wells, ME	—	1.4	11.4	—		0.8	1.4	12.2	13.6	(1.1)	2021	(A)
Sun Outdoors Yellowstone North(2)	Gardiner, MT	—	—	12.5	5.6		(5.3)	5.6	7.2	12.8	(0.7)	2021	(A)
Sun Retreats Adirondack Gateway	Gansevoort, NY	—	0.6	2.0	—		2.4	0.6	4.4	5.0	(1.2)	2016	(A)
Sun Retreats Amherstburg	Amherstburg, ON	—	1.1	1.5	—		2.0	1.1	3.5	4.6	(0.8)	2016	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2023
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)				Gross Amount Carried at December 31, 2023
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land		Depreciable Assets		Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Sun Retreats Arran Lake	Allenford, ON	—	1.1	1.2	—		0.5		1.1	1.7	2.8	(0.4)	2016	(A)
Sun Retreats Avalon	Cape May Court House, NJ	—	0.6	21.3	—		5.5		0.6	26.8	27.4	(9.3)	2013	(A)
Sun Retreats Blue Mountains	Clarksburg, ON	—	0.4	0.7	—		0.9		0.4	1.6	2.0	(0.3)	2016	(A)
Sun Retreats Birch Bay	Blaine, WA	—	7.5	7.6	—		6.9		7.5	14.5	22.0	(0.9)	2021	(A)
Sun Retreats Cape Cod	East Falmouth, MA	—	3.7	10.8	—		1.2		3.7	12.0	15.7	(2.2)	2020	(A)
Sun Retreats Cape May Wildwood	Cape May, NJ	—	0.7	7.7	—		9.4		0.7	17.1	17.8	(6.7)	2013	(A)
Sun Retreats Cayuga	Cayuga, ON	—	1.0	4.2	(0.1)	(1)	3.3		0.9	7.5	8.4	(1.8)	2016	(A)
Sun Retreats Crystal River(8)	Crystal River, FL	—	0.4	5.5	0.2		7.1		0.6	12.6	13.2	(3.5)	2015	(A)
Sun Retreats Daytona Beach	Port Orange, FL	—	2.3	7.2	—		5.8		2.3	13.0	15.3	(3.1)	2016	(A)
Sun Retreats Dennis Port	Dennisport, MA	15.1	14.3	11.9	—		9.5		14.3	21.4	35.7	(4.3)	2016	(A)
Sun Retreats Dunedin	Dunedin, FL	9.2	4.4	16.9	—		3.3		4.4	20.2	24.6	(5.4)	2016	(A)
Sun Retreats Estero Bay(8)	Fort Myers, FL	—	4.9	20.6	—		2.7		4.9	23.3	28.2	(2.9)	2020	(A)
Sun Retreats Flamborough	Millgrove, ON	—	3.0	3.0	(0.2)	(1)	2.6		2.8	5.6	8.4	(1.2)	2016	(A)
Sun Retreats Fort Myers Beach(8)(9)	Ft. Myers, FL	—	0.2	2.4	—		5.6	(9)	0.2	8.0	8.2	(0.6)	1997	(A)
Sun Retreats Georgian Bay	Seguin, ON	—	3.7	3.7	(0.2)	(1)	0.9		3.5	4.6	8.1	(1.2)	2016	(A)
Sun Retreats Geneva on the Lake	Geneva on the Lake, OH	—	0.4	20.8	—		11.6		0.4	32.4	32.8	(10.6)	2013	(A&C)
Sun Retreats Gwynn's Island	Gwynn, VA	—	0.8	0.6	—		1.9		0.8	2.5	3.3	(0.9)	2013	(A)
Sun Retreats Gun Lake	Hopkins, MI	—	0.4	0.9	—		5.4		0.4	6.3	6.7	(2.1)	2011	(A)
Sun Retreats Hay Bay	Napanee, ON	—	0.9	2.1	—		2.4		0.9	4.5	5.4	(1.1)	2016	(A)
Sun Retreats Homosassa River(8)	Homosassa Springs, FL	—	1.5	5.0	—		3.8		1.5	8.8	10.3	(2.1)	2016	(A)
Sun Retreats Huntsville	Huntsville, ON	—	2.8	4.3	(0.1)	(1)	0.7		2.7	5.0	7.7	(1.3)	2016	(A)
Sun Retreats Ipperwash	Lambton Shores, ON	—	0.9	1.5	(0.1)	(1)	0.7		0.8	2.2	3.0	(0.6)	2016	(A)
SUN Retreats Lake Josephine(8)	Sebring, FL	—	0.5	2.8	—		3.8		0.5	6.6	7.1	(1.1)	2016	(A)
Sun Retreats Lancaster County	Narvon, PA	—	7.4	7.1	—		5.0		7.4	12.1	19.5	(4.4)	2012	(A)
Sun Retreats Long Beach Island	Barnegat, NJ	—	0.7	3.4	—		2.1		0.7	5.5	6.2	(1.3)	2016	(A)
Sun Retreats Nantahala	Sylva, NC	—	0.1	0.8	—		1.0		0.1	1.8	1.9	(0.5)	2016	(A)
Sun Retreats Naples(8)	Naples, FL	12.9	3.6	2.0	—		2.9		3.6	4.9	8.5	(1.7)	2011	(A)
Sun Retreats Naples East(8)	Naples, FL	—	5.8	5.0	—		3.4		5.8	8.4	14.2	(3.7)	2011	(A)
Sun Retreats New Point	New Point, VA	—	1.6	5.3	—		4.5		1.6	9.8	11.4	(3.8)	2013	(A)
Sun Retreats Ocala Orange Lake(8)	Citra, FL	—	5.3	4.5	0.1		7.2		5.4	11.7	17.1	(4.3)	2012	(A)
Sun Retreats Old Orchard Beach	Old Orchard Beach, ME	—	0.6	7.7	—		3.5		0.6	11.2	11.8	(4.3)	2013	(A)
Sun Retreats Orlando ChampionsGate	Davenport, FL	—	—	—	3.6		18.2		3.6	18.2	21.8	(1.9)	2020	(A)
Sun Retreats Penetanguishene	Tiny, ON	—	1.3	2.1	(0.1)	(1)	2.7		1.2	4.8	6.0	(1.1)	2016	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2023
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2023
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Sun Retreats Peters Pond	Sandwich, MA	—	4.7	22.8	—		4.2	4.7	27.0	31.7	(10.6)	2013	(A)
Sun Retreats Pleasant Acres Farm	Sussex, NJ	—	3.6	6.2	—		2.4	3.6	8.6	12.2	(0.7)	2021	(A)
Sun Retreats Rehoboth Bay	Millsboro, DE	—	3.6	41.3	—		2.3	3.6	43.6	47.2	(6.6)	2019	(A)
Sun Retreats Rock River	Hillsdale, IL	—	1.8	6.0	—		4.0	1.8	10.0	11.8	(2.4)	2017	(A)
Sun Retreats San Antonio West(8)	San Antonio, TX	—	0.8	6.2			2.2	0.8	8.4	9.2	(3.5)	2012	(A)
Sun Retreats Sandbanks	Cherry Valley, ON	—	0.6	1.3	—		1.5	0.6	2.8	3.4	(0.5)	2016	(A)
Sun Retreats Sea Isle	Clermont, NJ	28.8	1.5	29.9	—		4.5	1.5	34.4	35.9	(11.6)	2014	(A)
Sun Retreats Seashore	Cape May, NJ	13.4	1.0	23.2	—		3.8	1.0	27.0	28.0	(9.4)	2014	(A)
Sun Retreats Shenandoah Valley	Stuarts Draft, VA	—	—	—	1.9		19.5	1.9	19.5	21.4	(2.4)	2020	(A)
Sun Retreats Sherkston Shores	Sherkston, ON	—	22.8	97.2	(0.6)	(1)	42.8	22.2	140.0	162.2	(31.5)	2016	(A)
Sun Retreats Silver Lake	Mears, MI	—	0.6	7.0	—		1.6	0.6	8.6	9.2	(1.9)	2018	(C)
Sun Retreats Stratford	Bornholm, ON	—	1.7	2.2	(0.1)	(1)	0.7	1.6	2.9	4.5	(0.7)	2016	(A)
Sun Retreats Texas Hill Country(8)	New Braunfels, TX	—	3.8	27.2	—		4.5	3.8	31.7	35.5	(9.0)	2016	(A&C)
Sun Retreats Turkey Point	Normandale, ON	—	2.6	4.2	(0.1)	(1)	2.1	2.5	6.3	8.8	(1.3)	2016	(A)
Sun Retreats Wild Acres	Old Orchard Beach, ME	—	1.6	26.8	—		8.0	1.6	34.8	36.4	(14.5)	2013	(A)
Sun Retreats Willow Lake	Scotland, ON	—	1.2	2.3	—		1.3	1.2	3.6	4.8	(0.8)	2016	(A)
Sun Valley	Apache Junction, AZ	10.8	2.8	18.4	—		1.6	2.8	20.0	22.8	(6.3)	2014	(A)
Sun Villa Estates	Reno, NV	22.3	2.4	11.8	(1.1)	(3)	3.1	1.3	14.9	16.2	(10.7)	1998	(A)
Suncoast Gateway	Port Richey, FL	—	0.6	0.3	—		1.1	0.6	1.4	2.0	(0.5)	2016	(A)
Sundance	Zephyrhills, FL	—	0.9	25.3	—		1.3	0.9	26.6	27.5	(7.7)	2015	(A)
Sunlake Estates	Grand Island, FL	19.6	6.3	24.1	0.5		3.2	6.8	27.3	34.1	(7.7)	2015	(A)
Sunrise Estates	Banning, CA	—	5.5	17.2	—		0.6	5.5	17.8	23.3	(1.0)	2022	(A)
Sunset Beach RV Resort	Cape Charles, VA	—	3.8	24.0	—		3.6	3.8	27.6	31.4	(6.5)	2016	(A)
Sunset Harbor at Cow Key Marina	Key West, FL	—	8.6	7.6	—		1.8	8.6	9.4	18.0	(2.3)	2016	(A)
Sunset Ridge(8)	Portland, MI	—	2.0	—	—		43.1	2.0	43.1	45.1	(15.7)	1998	(C)
Sunset Ridge (TX)	Kyle, TX	—	2.2	2.8	—		37.2	2.2	40.0	42.2	(7.4)	2000	(A&C)
Swan Meadow Village	Dillon, CO	12.4	2.1	19.7	—		0.6	2.1	20.3	22.4	(6.2)	2014	(A)
Sweetwater(8)	Zephyrhills, FL	9.6	1.3	9.1	—		2.9	1.3	12.0	13.3	(3.2)	2016	(A)
Sycamore Village	Mason, MI	—	0.4	13.3	—		5.0	0.4	18.3	18.7	(7.8)	2011	(A)
Sylvan Crossing	Chelsea, MI	—	2.2	22.4	—		3.1	2.2	25.5	27.7	(2.0)	2021	(A)
Sylvan Glen Estates	Brighton, MI	—	2.7	22.7	—		4.1	2.7	26.8	29.5	(2.3)	2021	(A)
Tallowwood Isle	Coconut Creek, FL	—	13.8	20.8	0.2		2.9	14.0	23.7	37.7	(5.7)	2016	(A)
Tamarac Village(8)	Ludington, MI	17.7	0.4	12.0	—		3.5	0.4	15.5	15.9	(5.9)	2011	(A)
Tampa East(8)	Dover, FL	—	0.7	6.3	—		10.3	0.7	16.6	17.3	(8.0)	2005	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2023
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2023
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Tanglewood Village	Brownstown, MI	—	0.5	21.6	1.1	1.4	1.6	23.0	24.6	(2.0)	2021	(A)
The Colony(2)	Oxnard, CA	—	—	6.4	—	1.1	—	7.5	7.5	(2.0)	2016	(A)
The Foothills(5)	Fort Collins, CO	—	3.8	—	1.1	2.8	4.9	2.8	7.7	—	2021	(C)
The Grove at Alta Ridge	Thornton, CO	24.8	5.4	37.1	—	0.8	5.4	37.9	43.3	(12.0)	2014	(A)
The Hamptons Golf & Country Club	Auburndale, FL	63.8	15.9	67.6	—	5.7	15.9	73.3	89.2	(21.0)	2015	(A)
The Hideaway	Key West, FL	—	2.7	1.0	—	1.2	2.7	2.2	4.9	(0.6)	2016	(A)
The Hills	Apopka, FL	—	1.8	3.9	—	1.6	1.8	5.5	7.3	(1.4)	2016	(A)
The Landings at Lake Henry	Haines City, FL	10.9	3.1	31.0	—	3.1	3.1	34.1	37.2	(9.8)	2015	(A)
The Ridge	Davenport, FL	34.5	8.4	35.5	—	2.2	8.4	37.7	46.1	(11.1)	2015	(A)
The Valley	Apopka, FL	—	2.5	5.7	—	1.7	2.5	7.4	9.9	(1.9)	2016	(A)
The Villas at Calla Pointe	Cheektowaga, NY	—	0.4	11.0	—	0.2	0.4	11.2	11.6	(3.6)	2014	(A)
The Willows	Goshen, IN	—	0.7	15.8	—	2.4	0.7	18.2	18.9	(1.5)	2021	(A)
Themeworld(8)	Davenport, FL	—	2.9	24.1	—	4.6	2.9	28.7	31.6	(2.5)	2021	(A)
Three Gardens	Southington, CT	—	2.0	6.7	—	0.5	2.0	7.2	9.2	(1.1)	2019	(A)
Three Lakes	Hudson, FL	—	5.1	3.4	—	3.4	5.1	6.8	11.9	(2.8)	2012	(A)
Thunderhill Estates	Sturgeon Bay, WI	5.0	0.6	9.0	0.5	3.2	1.1	12.2	13.3	(3.9)	2014	(A)
Timber Ridge	Ft. Collins, CO	36.2	1.0	9.2	—	4.3	1.0	13.5	14.5	(9.9)	1996	(A)
Timberline Estates	Coopersville, MI	23.4	0.5	4.9	—	4.1	0.5	9.0	9.5	(5.9)	1994	(A)
Town & Country	Traverse City, MI	—	0.4	3.7	—	2.6	0.4	6.3	6.7	(4.0)	1996	(A)
Town & Country Village	Lisbon, ME	2.3	0.2	4.5	—	1.0	0.2	5.5	5.7	(1.8)	2014	(A)
Tranquility MHC	Bushnell, FL	—	1.3	—	—	1.0	1.3	1.0	2.3	(0.1)	2021	(C)
Traveler's World(8)	San Antonio, TX	—	0.8	8.0	—	1.9	0.8	9.9	10.7	(2.5)	2016	(A)
Treetops(8)	Arlington, TX	—	0.7	9.8	—	2.5	0.7	12.3	13.0	(3.1)	2016	(A)
Troy Villa	Troy, MI	—	5.6	16.5	—	4.4	5.6	20.9	26.5	(2.6)	2020	(A)
Vallecito	Newbury Park, CA	27.6	25.8	9.8	—	1.3	25.8	11.1	36.9	(2.8)	2016	(A)
Victor Villa	Victorville, CA	16.7	2.5	20.4	—	1.6	2.5	22.0	24.5	(5.7)	2016	(A)
Vines(8)	Paso Robles, CA	—	0.9	7.1	—	1.8	0.9	8.9	9.8	(3.5)	2013	(A)
Vista Del Lago	Scotts Valley, CA	23.9	17.8	9.5	—	1.7	17.8	11.2	29.0	(2.8)	2016	(A)
Vista Del Lago MH & RV Resort	Bradenton, FL	7.9	3.6	5.3	—	2.2	3.6	7.5	11.1	(1.8)	2016	(A)
Vizcaya Lakes	Port Charlotte, FL	—	0.7	4.2	0.6	1.3	1.3	5.5	6.8	(1.4)	2015	(A)
Walden Woods I(10)	Homosassa, FL	10.2	1.6	26.4	(0.9)	(11.8)	0.7	14.6	15.3	(4.2)	2015	(A)
Walden Woods II(10)	Homosassa, FL	—	—	—	0.8	13.9	0.8	13.9	14.7	(4.0)	2015	(A)
Warren Dunes Village	Bridgman, MI	—	0.3	3.4	1.2	11.0	1.5	14.4	15.9	(5.0)	2011	(A&C)
Water Oak Country Club Estates	Lady Lake, FL	72.9	2.8	16.7	3.1	74.7	5.9	91.4	97.3	(31.2)	1993	(A&C)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2023
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2023
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Waters Edge(8)	Zephyrhills, FL	6.4	1.2	5.5	—	3.1	1.2	8.6	9.8	(2.3)	2016	(A)
Waverly Shores Village	Holland, MI	13.3	0.3	7.3	0.5	5.7	0.8	13.0	13.8	(4.3)	2011	(A&C)
West Village Estates	Romulus, MI	—	0.9	19.8	—	4.1	0.9	23.9	24.8	(9.3)	2012	(A)
Westbrook Senior Village	Toledo, OH	5.4	0.4	3.3	—	0.7	0.4	4.0	4.4	(2.8)	2001	(A)
Westbrook Village	Toledo, OH	26.7	1.1	10.5	—	7.1	1.1	17.6	18.7	(11.7)	1999	(A)
Westside Ridge	Auburndale, FL	7.9	0.8	10.7	—	1.2	0.8	11.9	12.7	(3.4)	2015	(A)
Westward Shores Cottages & RV Resort	West Ossipee, NH	—	1.9	15.3	—	15.0	1.9	30.3	32.2	(5.3)	2018	(A)
White Lake	White Lake, MI	26.3	0.7	6.2	—	12.3	0.7	18.5	19.2	(11.1)	1997	(A&C)
Wildwood Community	Sandwich, IL	21.6	1.9	37.7	—	1.8	1.9	39.5	41.4	(12.5)	2014	(A)
Willow Crossing(8)	Fort Lupton, CO	—	5.1	—	—	41.4	5.1	41.4	46.5	(0.3)	2021	(C)
Willowbrook Place	Toledo, OH	20.0	0.8	7.1	—	8.2	0.8	15.3	16.1	(9.1)	1997	(A)
Windham Hills	Jackson, MI	—	2.7	2.4	—	19.4	2.7	21.8	24.5	(12.5)	1998	(A&C)
Windmill Village	Davenport, FL	42.6	7.6	36.3	—	1.6	7.6	37.9	45.5	(10.9)	2015	(A)
Windsor Woods Village	Wayland, MI	—	0.3	5.8	—	2.5	0.3	8.3	8.6	(3.8)	2011	(A)
Woodhaven Place	Woodhaven, MI	16.8	0.5	4.5	—	9.3	0.5	13.8	14.3	(7.5)	1998	(A)
Woodlake Trails	San Antonio, TX	—	1.1	0.3	—	21.6	1.1	21.9	23.0	(8.6)	2000	(A&C)
Woodland Park Estates	Eugene, OR	—	1.6	14.4	—	1.4	1.6	15.8	17.4	(12.7)	1998	(A)
Woodlands at Church Lake	Groveland, FL	—	2.5	9.1	—	7.4	2.5	16.5	19.0	(3.9)	2015	(A)
Woodside Terrace	Holland, OH	30.8	1.1	9.6	—	16.2	1.1	25.8	26.9	(15.3)	1997	(A)
Wymberly	Martinez, GA	—	3.1	14.5	—	9.9	3.1	24.4	27.5	(2.9)	2019	(A)
Yankee Village	Old Saybrook, CT	—	1.6	0.4	—	—	1.6	0.4	2.0	(0.1)	2019	(A)
		$3,495.7	$1,686.3	$6,114.8	$99.3	$3,819.7	$1,785.6	$9,934.5	$11,720.1	$(2,833.7)
Corporate Headquarters and Other Fixed Assets	Southfield, MI	—	0.5	0.5	1.1	199.2	1.6	199.7	201.3	(51.5)
		$3,495.7	$1,686.8	$6,115.3	$100.4	$4,018.9	$1,787.2	$10,134.2	$11,921.4	$(2,885.2)
(1)Gross amount carried at December 31, 2023, at our Canadian properties, reflects the impact of foreign currency translation.
(2)All or part of this property is subject to a ground lease.
(3)Gross amount carried at December 31, 2023 has decreased at this property due to a partial disposition of land or depreciable assets, as applicable.
(4)Balance outstanding represents total amount due at maturity and excludes any premiums or discounts and deferred financing costs.
(5)This property was not included in our community count as of December 31, 2023 as it was not fully developed.
(6)This property was impaired as a result of Hurricane Irma in September 2017.
(7)This property was split into two separate properties in 2021.
(8)This property had a name change during the year ended December 31, 2023.
(9)This property was impaired as a result of Hurricane Ian in October 2022.
(10)This property is one physical property but was split into two separate properties for encumbrance reporting purposes.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2023
(amounts in millions)
The following tables set forth real estate and accumulated depreciation relating to our MH properties in the UK.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2023
Property Name	Location	Encumbrances	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Alberta	Whitstable, Kent, England	$—	$23.5	$2.3	$0.9		$0.5	$24.4	$2.8	$27.2	$(0.3)	2022	(A)
Amble Links	Amble, Northumberland, England	—	59.5	4.5	—		0.3	59.5	4.8	64.3	(0.3)	2022	(A)
Ashbourne Heights	Ashbourne, Derbyshire, England	—	7.0	2.4	—		0.5	7.0	2.9	9.9	(0.2)	2022	(A)
Beauport	Hastings, Sussex, England	—	72.9	5.1	—		0.7	72.9	5.8	78.7	(0.3)	2022	(A)
Birchington Vale(3)	Birchington, Kent, England	—	3.5	12.2	—		(0.1)	3.5	12.1	15.6	(0.8)	2022	(A)
Bodmin Holiday Park (formerly Cornwall)	Bodmin, Cornwall, England	—	6.9	6.6	—		2.7	6.9	9.3	16.2	(0.1)	2022	(A)
Bowland Fell	Skipton, Yorkshire, England	—	9.2	4.5	—		6.1	9.2	10.6	19.8	(0.6)	2022	(A)
Broadland Sands	Lowestoft, Suffolk, England	—	36.2	14.6	1.8		3.9	38.0	18.5	56.5	(1.4)	2022	(A)
Brynteg	Llanryg, Caernafon, Wales	—	24.9	6.8	—		1.9	24.9	8.7	33.6	(0.4)	2022	(A)
Burghead / Lossiemouth / Silver Sands	Burghead, Moray, Scotland	—	34.3	7.9	—		8.1	34.3	16.0	50.3	(0.8)	2022	(A)
Carlton Meres	Saxmundham, Suffolk, England	—	33.9	10.2	—		5.7	33.9	15.9	49.8	(1.1)	2022	(A)
Chantry	West Witton, Yorkshire, England	—	10.8	1.3	—		0.1	10.8	1.4	12.2	(0.1)	2022	(A)
Chichester Lakeside	Chichester, Sussex, England	—	71.1	9.3	—		6.4	71.1	15.7	86.8	(0.9)	2022	(A)
Coghurst Hall	Hastings, Sussex, England	—	47.4	7.0	—		(0.4)	47.4	6.6	54.0	(0.7)	2022	(A)
Dawlish Sands	Dawlish, Devon, England	—	10.2	3.9	—		0.1	10.2	4.0	14.2	(0.5)	2022	(A)
Dovercourt	Harwich, Essex, England	—	37.9	10.1	—		0.3	37.9	10.4	48.3	(0.8)	2022	(A)
Felixstowe Beach	Felixstowe, Suffolk, England	—	16.0	6.3	—		1.0	16.0	7.3	23.3	(0.5)	2022	(A)
Glendale	Wigton, Cumbria, England	—	18.0	12.0	0.1		3.4	18.1	15.4	33.5	(0.6)	2022	(A)
Golden Sands	Dawlish, Devon, England	—	34.4	8.2	—		4.9	34.4	13.1	47.5	(1.4)	2022	(A)
Harts	Isle of Sheppey, Kent, England	—	28.9	8.8	—		1.7	28.9	10.5	39.4	(0.8)	2022	(A)
Hedley Wood	Holsworthy, Devon, England	—	2.4	2.4	—		9.9	2.4	12.3	14.7	(0.6)	2022	(A)
Henfold(1)(2)(4)	Dorking, Surrey, England	—	108.1	—	(108.1)	(4)	89.2	—	89.2	89.2	—	2021	(A)
Hengar Manor	Bodmin, Cornwall, England	—	8.0	5.4	—		3.4	8.0	8.8	16.8	(0.5)	2022	(A)
Littondale	Skipton, Yorkshire, England	—	1.9	1.6	—		0.1	1.9	1.7	3.6	(0.1)	2022	(A)
Malvern View	Stanford Bishop, Worcester, England	—	17.4	9.0	—		2.6	17.4	11.6	29.0	(0.5)	2022	(A)
Marlie	Romney, Kent, England	—	40.9	8.2	—		1.1	40.9	9.3	50.2	(0.8)	2022	(A)
Martello Beach	Clacton on Sea, Essex, England	—	17.3	7.9	—		12.7	17.3	20.6	37.9	(1.1)	2022	(A)
New Beach	Dymchurch, Kent, England	—	52.5	9.7	—		3.2	52.5	12.9	65.4	(1.0)	2022	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2023
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2023
Property Name	Location	Encumbrances	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Newhaven	Buxton, Derbyshire, England	—	—	7.3	1.7		(1.1)	1.70	6.2	7.9	(0.2)	2022	(A)
Oaklands	Clacton on Sea, Essex, England	—	20.4	1.9	—		0.6	20.4	2.5	22.9	(0.1)	2022	(A)
Old Kerrow(2)(4)	Llfracombe, Devon, England	—	—	28.0	—		—	—	28.0	28.0	—	2023	(A)
Oyster Bay	Truro, Cornwall, England	—	18.7	2.4	—		1.6	18.7	4.0	22.7	(0.2)	2022	(A)
Pakefield(3)	Pakefield, Suffolk, England	—	12.3	3.6	—		0.4	12.3	4.0	16.3	(0.2)	2022	(A)
Par Sands(3)	Par, Cornwall, England	—	—	5.6	—		0.5	—	6.1	6.1	(0.3)	2022	(A)
Pentire	Bude, Cornwall, England	—	17.2	3.5	—		1.8	17.2	5.3	22.5	(0.4)	2022	(A)
Pevensey Bay	Pevensey Bay, Sussex, England	—	44.1	6.1	—		4.0	44.1	10.1	54.2	(0.8)	2022	(A)
Plas Coch	Llanedwen, Anglesey, Wales	—	30.8	10.3	—		1.1	30.8	11.4	42.2	(0.6)	2022	(A)
Polperro	Looe, Cornwall, England	—	3.5	4.5	—		1.0	3.5	5.5	9.0	(0.4)	2022	(A)
Ribble Valley	Clitheroe, Lancashire, England	—	25.5	2.0	—		0.4	25.5	2.4	27.9	(0.1)	2022	(A)
Rye Harbour	Rye, Sussex, England	—	32.7	2.1	—		2.4	32.7	4.5	37.2	(0.2)	2022	(A)
Sand le Mere	Hull, Yorkshire, England	—	25.1	11.5	—		3.8	25.1	15.3	40.4	(1.2)	2022	(A)
Sandhills	Christchurch, Dorset, England	—	36.2	2.1	—		0.1	36.2	2.2	38.4	(0.2)	2022	(A)
Sandy Bay(1)(2)	Canvey Island, Essex, England	—	235.7	12.3	(0.7)	(1)	12.6	235.0	24.9	259.9	(1.6)	2022	(A)
Seaview	Whitstable, Kent, England	—	54.1	4.4	—		1.7	54.1	6.1	60.2	(0.4)	2022	(A)
Seawick	Clacton on Sea, Essex, England	—	29.7	9.6	—		0.5	29.7	10.1	39.8	(0.4)	2022	(A)
Solent Breezes	Fareham, Hampshire, England	—	30.4	3.0	—		0.6	30.4	3.6	34.0	(0.2)	2022	(A)
St. Osyth Beach	Clacton on Sea, Essex, England	—	35.5	6.1	—		1.1	35.5	7.2	42.7	(0.6)	2022	(A)
Steeple Bay	Sothminster, Essex, England	—	23.7	5.9	—		0.8	23.7	6.7	30.4	(0.3)	2022	(A)
Stowford(2)(4)	Llfracombe, Devon, England	—	—	145.4	—		—	—	145.4	145.4	—	2023	(A)
Suffolk Sands(3)	Felixstowe, Suffolk, England	—	—	0.6	1.9		2.2	1.9	2.8	4.7	(0.2)	2022	(A)
Tarka	Barnstaple, Devon, England	—	8.2	2.3	—		(0.4)	8.2	1.9	10.1	(0.1)	2022	(A)
Trevella(3)	Newquay, Cornwall, England	—	—	9.2	—		0.9	—	10.1	10.1	(0.5)	2022	(A)
Turnberry	Girvan, Ayrshire, Scotland	—	5.4	2.3	—		0.7	5.4	3.0	8.4	(0.2)	2022	(A)
Waterside(3)	Paignton, Devon, England	—	—	5.8	—		7.3	—	13.1	13.1	(0.5)	2022	(A)
West Mersea	West Mersea, Essex, England	—	19.9	2.8	—		0.2	19.9	3.0	22.9	(0.2)	2022	(A)
Winchelsea Sands	Winchelsea, Sussex, England	—	16.0	3.2	—		1.0	16.0	4.2	20.2	(0.3)	2022	(A)
Wood Farm	Charmouth, Dorset, England	—	11.9	3.8	—		1.4	11.9	5.2	17.1	(0.3)	2022	(A)
Yorkshire Dales	Leyburn, Yorkshire, England	—	9.9	1.0	—		0.2	9.9	1.2	11.1	(0.1)	2022	(A)
		$—	$1,581.9	$496.8	$(102.4)		$217.4	$1,479.5	$714.2	$2,193.7	$(28.0)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2023
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2023
Property Name	Location	Encumbrances	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
UK Headquarters and Other(3)	Sussex, England	—	0.6	12.7	2.6	18.8	3.2	31.5	34.7	(7.4)
		$—	$1,582.5	$509.5	$(99.8)	$236.2	$1,482.7	$745.7	$2,228.4	$(35.4)
(1) Gross amount carried at December 31, 2023 reflects the impact of foreign currency translation.
(2) This property was not included in our community count as of December 31, 2023 as it was not fully developed.
(3) All or part of this property is subject to a ground lease.
(4) These properties were reacquired in exchange for settlement of the related note receivable. Refer to Note 4, "Notes and Other Receivables," for additional information.

The following tables set forth real estate and accumulated depreciation relating to our Safe Harbor marinas.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2023
Property Name	Location	Encumbrances	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Allen Harbor(3)	North Kingstown, RI	$—	$—	$4.0	$—	$4.6	$—	$8.6	$8.6	$(0.6)	2021	(A)
Anacapa Isle(3)	Oxnard, CA	—	—	10.9	—	7.8	—	18.7	18.7	(1.6)	2020	(A)
Angler House	Islamorada, FL	—	3.5	2.5	—	0.6	3.5	3.1	6.6	(0.6)	2021	(A)
Annapolis	Annapolis, MD	—	12.5	12.4	—	3.5	12.5	15.9	28.4	(1.9)	2020	(A)
Aqua Yacht	Iuka, MS	—	1.2	15.8	—	2.0	1.2	17.8	19.0	(4.0)	2020	(A)
Aqualand(3)	Flowery Branch, GA	—	—	35.9	—	18.1	—	54.0	54.0	(9.0)	2020	(A)
Bahia Bleu	Thunderbolt, GA	—	2.4	8.1	—	1.3	2.4	9.4	11.8	(1.6)	2020	(A)
Ballena Isle	Alameda, CA	—	0.7	21.3	—	2.7	0.7	24.0	24.7	(3.7)	2020	(A)
Bayfront(3)	Chula Vista, CA	—	—	11.3	—	0.3	—	11.6	11.6	(1.1)	2022	(A)
Beaufort(3)	Beaufort, SC	—	—	1.8	—	0.5	—	2.3	2.3	(0.6)	2020	(A)
Beaver Creek(3)	Monticello, KY	—	—	10.8	—	1.2	—	12.0	12.0	(1.7)	2020	(A)
Belle Maer	Harrison Township, MI	—	4.1	14.6	—	0.9	4.1	15.5	19.6	(3.3)	2020	(A)
Bluewater	Hampton, VA	—	14.1	8.3	—	2.0	14.1	10.3	24.4	(1.1)	2022	(A)
Bohemia Vista	Chesapeake Bay, MD	—	1.3	1.3	—	1.7	1.3	3.0	4.3	(0.8)	2020	(A)
Brady Mountain(3)	Royal, AR	—	—	22.3	—	5.2	—	27.5	27.5	(6.5)	2020	(A)
Bristol	Charleston, SC	—	1.3	7.5	—	0.7	1.3	8.2	9.5	(1.1)	2020	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2023
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2023
Property Name	Location	Encumbrances	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Bruce & Johnsons	Branford, CT	—	9.3	25.4	—	2.3	9.3	27.7	37.0	(3.9)	2020	(A)
Burnside(3)	Somerset, KY	—	—	11.8	—	0.8	—	12.6	12.6	(2.4)	2020	(A)
Burnt Store(5)	Punta Gorda, FL	—	17.6	16.5	0.1	13.4	17.7	29.9	47.6	(3.5)	2020	(A)
Cabrillo Isle(3)	San Diego, CA	—	—	37.7	—	2.0	—	39.7	39.7	(3.3)	2021	(A)
Calusa Island(5)	Goodland, FL	—	18.5	6.9	—	5.4	18.5	12.3	30.8	(2.0)	2020	(A)
Cape Harbour(5)	Cape Coral, FL	—	5.5	6.0	—	3.2	5.5	9.2	14.7	(1.1)	2020	(A)
Capri	Port Washington, NY	—	7.7	16.0	—	2.0	7.7	18.0	25.7	(2.3)	2020	(A)
Carroll Island	Baltimore, MD	—	1.2	1.6	—	3.0	1.2	4.6	5.8	(1.5)	2020	(A)
Charleston City(3)(7)	Charleston, SC	—	—	40.5	—	36.5	—	77.0	77.0	(6.6)	2020	(A)
City Boatyard	Charleston, SC	—	3.4	7.9	—	2.6	3.4	10.5	13.9	(2.0)	2020	(A)
Cove Haven	Barrington, RI	—	10.0	9.8	—	7.6	10.0	17.4	27.4	(2.2)	2020	(A)
Cowesett(6)	Warwick, RI	—	22.8	23.0	—	4.7	22.8	27.7	50.5	(4.0)	2020	(A)
Crystal Point	Point Pleasant, NJ	—	1.3	2.3	—	2.4	1.3	4.7	6.0	(0.5)	2020	(A)
Dauntless(1)	Essex, CT	—	4.2	18.7	—	3.3	4.2	22.0	26.2	(2.8)	2020	(A)
Dauntless Shipyard(1)	Essex, CT	—	—	—	—	—	—	—	—	—	2020	(A)
Deep River	Deep River, CT	—	4.7	5.0	—	1.2	4.7	6.2	10.9	(1.2)	2020	(A)
Detroit River	Detroit, MI	—	1.5	7.4	—	3.4	1.5	10.8	12.3	(1.4)	2021	(A)
Eagle Cove(3)	Byrdstown, TN	—	—	4.6	—	0.8	—	5.4	5.4	(2.2)	2020	(A)
Edgartown	Edgartown, MA	—	7.6	5.1	—	0.7	7.6	5.8	13.4	(1.2)	2021	(A)
Emerald Coast	Niceville, FL	—	2.6	5.8	—	2.4	2.6	8.2	10.8	(1.3)	2021	(A)
Emerald Point(3)	Austin, TX	—	—	18.1	—	5.7	—	23.8	23.8	(6.0)	2020	(A)
Emeryville(3)	Emeryville, CA	—	—	17.2	—	1.8	—	19.0	19.0	(2.4)	2020	(A)
Essex Island(1)	Essex, CT	—	—	—	—	—	—	—	—	—	2020	(A)
Ferry Point	Old Saybrook, CT	—	1.6	7.4	—	2.5	1.6	9.9	11.5	(1.3)	2020	(A)
Fiddler's Cove	North Falmouth, MA	—	13.7	11.9	—	1.5	13.7	13.4	27.1	(1.7)	2020	(A)
Gaines	Rouses Point, NY	—	0.4	2.7	—	0.9	0.4	3.6	4.0	(1.3)	2020	(A)
Glen Cove	Glen Cove, NY	—	8.2	16.9	—	3.4	8.2	20.3	28.5	(2.9)	2020	(A)
Grand Isle	Grand Haven, MI	—	6.0	5.2	—	6.9	6.0	12.1	18.1	(2.6)	2020	(A)
Great Island	Harpswell, ME	—	9.8	13.0	0.9	12.6	10.7	25.6	36.3	(2.6)	2020	(A)
Great Lakes	Muskegon, MI	—	6.1	5.7	—	5.7	6.1	11.4	17.5	(2.6)	2020	(A)
Great Oak Landing	Chestertown, MD	—	1.1	3.9	—	7.9	1.1	11.8	12.9	(2.2)	2020	(A)
Green Harbor	Marshfield, MA	—	8.3	5.6	—	5.3	8.3	10.9	19.2	(1.1)	2020	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2023
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2023
Property Name	Location	Encumbrances	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Greenport(2)	Greenport, NY	—	31.1	10.2	—	3.3	31.1	13.5	44.6	(2.8)	2020	(A)
Greenwich Bay	Warwick, RI	—	5.3	4.5	0.2	6.7	5.5	11.2	16.7	(2.6)	2020	(A)
Grider Hill(3)	Albany, KY	—	—	11.0	—	2.7	—	13.7	13.7	(5.4)	2020	(A)
Hacks Point	Chesapeake Bay, MD	—	0.3	1.0	—	1.8	0.3	2.8	3.1	(0.5)	2020	(A)
Harbor House	Stamford, CT	—	—	3.3	—	—	—	3.3	3.3	(0.9)	2020	(A)
Harborage Yacht Club	Stuart, FL	—	4.1	13.4	—	2.1	4.1	15.5	19.6	(1.6)	2021	(A)
Harbors View(3)	Afton, OK	—	0.3	1.2	—	0.5	0.3	1.7	2.0	(0.6)	2020	(A)
Harbortown	Fort Pierce, FL	—	23.2	12.9	—	11.0	23.2	23.9	47.1	(2.9)	2020	(A)
Haverstraw(3)	West Haverstraw, NY	—	—	17.1	0.1	1.4	0.1	18.5	18.6	(3.3)	2020	(A)
Hawthorne Cove	Salem, MA	—	1.8	11.6	—	5.7	1.8	17.3	19.1	(2.7)	2020	(A)
Hideaway Bay(3)	Flowery Branch, GA	—	—	26.1	—	2.8	—	28.9	28.9	(4.2)	2020	(A)
Holly Creek(3)	Celina, TN	—	0.1	7.0	—	3.5	0.1	10.5	10.6	(1.8)	2020	(A)
Islamorada	Islamorada, FL	—	3.7	8.4	—	2.3	3.7	10.7	14.4	(1.5)	2021	(A)
Island Park	Portsmouth, RI	—	7.5	3.6	—	1.7	7.5	5.3	12.8	(0.7)	2020	(A)
Jamestown(3)	Jamestown, KY	—	—	32.0	—	3.6	—	35.6	35.6	(5.5)	2020	(A)
Jamestown Boatyard	Jamestown, RI	—	3.9	3.4	—	2.2	3.9	5.6	9.5	(0.8)	2020	(A)
Jarrett Bay Boatworks	Beaufort, NC	—	10.0	11.3	0.2	2.1	10.2	13.4	23.6	(2.4)	2022	(A)
Jefferson Beach	St. Clair Shores, MI	—	19.2	18.1	—	4.2	19.2	22.3	41.5	(4.5)	2020	(A)
Kings Point	Cornelius, NC	—	10.7	14.1	—	2.9	10.7	17.0	27.7	(2.4)	2020	(A)
Kittery Point	Kittery, ME	—	4.0	4.0	—	0.9	4.0	4.9	8.9	(0.5)	2022	(A)
Lakefront	Port Clinton, OH	—	0.5	1.8	—	5.0	0.5	6.8	7.3	(1.3)	2020	(A)
Lauderdale Marine Center	Fort Lauderdale, FL	—	179.7	158.7	—	21.0	179.7	179.7	359.4	(18.2)	2021	(A)
Loch Lomond	San Rafael, CA	—	5.2	7.4	—	10.3	5.2	17.7	22.9	(2.4)	2020	(A)
Manasquan River	Brick Township, NJ	—	2.0	1.7	—	2.4	2.0	4.1	6.1	(0.7)	2020	(A)
Marathon	Marathon, FL	—	6.2	13.1	—	2.0	6.2	15.1	21.3	(1.9)	2021	(A)
Marina Bay	Quincy, MA	—	10.6	19.6	—	6.1	10.6	25.7	36.3	(2.8)	2020	(A)
Marina Bay Yacht Harbor	Richmond, CA	—	0.8	15.4	—	0.4	0.8	15.8	16.6	(1.1)	2022	(C)
Montauk Yacht Club	Montauk, NY	—	65.8	97.9	—	9.0	65.8	106.9	172.7	(6.1)	2022	(A)
Mystic	Mystic, CT	—	1.3	13.5	1.0	3.0	2.3	16.5	18.8	(2.3)	2020	(A)
Narrows Point	Grasonville, MD	—	9.1	11.5	—	7.2	9.1	18.7	27.8	(4.1)	2020	(A)
New England Boatworks	Portsmouth, RI	—	21.9	17.4	—	11.6	21.9	29.0	50.9	(5.9)	2020	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2023
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2023
Property Name	Location	Encumbrances	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
New Port Cove	Riviera Beach, FL	—	19.0	2.5	—	1.0	19.0	3.5	22.5	(1.2)	2020	(A)
Newport Shipyard	Newport, RI	—	17.7	52.2	—	9.0	17.7	61.2	78.9	(8.2)	2020	(A)
North Palm Beach	North Palm Beach, FL	—	16.6	11.6	—	5.9	16.6	17.5	34.1	(1.7)	2020	(A)
Old Port Cove	North Palm Beach, FL	—	27.8	26.8	—	2.4	27.8	29.2	57.0	(3.8)	2020	(A)
Onset Bay	Buzzards Bay, MA	—	5.9	5.1	—	5.0	5.9	10.1	16.0	(1.2)	2020	(A)
Outer Banks	Wanchese, NC	—	—	9.2	—	3.4	—	12.6	12.6	(1.2)	2022	(A)
Oxford	Oxford, MD	—	0.9	4.9	—	1.8	0.9	6.7	7.6	(1.3)	2020	(A)
Peninsula Yacht Club	Cornelius, NC	—	9.5	19.0	—	5.2	9.5	24.2	33.7	(2.7)	2020	(A)
Pier 121(3)	Lewisville, TX	—	—	66.2	—	20.5	—	86.7	86.7	(12.9)	2020	(A)
Pier 77	Bradenton, FL	—	1.1	4.1	—	0.7	1.1	4.8	5.9	(0.8)	2020	(A)
Pilots Point	Westbrook, CT	—	12.7	43.8	—	4.8	12.7	48.6	61.3	(6.3)	2020	(A)
Pineland(5)	Bokeelia, FL	—	10.8	6.4	—	3.1	10.8	9.5	20.3	(1.9)	2020	(A)
Plymouth	Plymouth, MA	—	7.0	14.4	—	4.2	7.0	18.6	25.6	(2.1)	2020	(A)
Podickory Point	Annapolis, MD	—	1.8	1.5	—	1.8	1.8	3.3	5.1	(0.5)	2021	(A)
Port Phoenix(3)	North Fort Myers, FL	—	—	—	—	1.8	—	1.8	1.8	(0.1)	2022	(A)
Port Royal(4)	Port Royal, SC	—	16.0	4.9	(0.7)	4.3	15.3	9.2	24.5	(1.5)	2021	(A)
Port Royal Landing	Port Royal, SC	—	1.5	1.7	—	1.5	1.5	3.2	4.7	(0.8)	2020	(A)
Post Road(4)	Mamaroneck, NY	—	4.2	2.5	(0.6)	1.9	3.6	4.4	8.0	(0.7)	2020	(A)
Puerto del Rey	Fajardo, Puerto Rico	—	15.9	77.4	—	8.9	15.9	86.3	102.2	(7.5)	2021	(A)
Regatta Pointe(3)	Palmetto, FL	—	—	21.7	—	6.6	—	28.3	28.3	(2.6)	2020	(A)
Reserve Harbor	Pawleys Island, SC	—	2.9	4.7	—	1.1	2.9	5.8	8.7	(1.1)	2020	(A)
Riviera Beach	Riviera Beach, FL	—	46.2	20.2	0.8	9.2	47.0	29.4	76.4	(4.7)	2020	(A)
Rockland	Rockland, ME	—	5.3	10.1	—	6.3	5.3	16.4	21.7	(2.2)	2020	(A)
Sakonnet(4)	Portsmouth, RI	—	5.2	8.5	(0.1)	3.5	5.1	12.0	17.1	(1.4)	2020	(A)
Sandusky(3)	Sandusky, OH	—	0.2	2.9	—	3.8	0.2	6.7	6.9	(1.5)	2020	(A)
Savannah Yacht Center	Savannah, GA	—	21.6	80.3	—	1.5	21.6	81.8	103.4	(4.3)	2023	(A)
Shelburne Shipyard	Shelburne, VT	—	2.3	1.7	—	4.1	2.3	5.8	8.1	(1.1)	2020	(A)
Shelter Island(3)	San Diego, CA	—	—	9.6	—	1.0	—	10.6	10.6	(1.5)	2021	(A)
Siesta Key	Sarasota, FL	—	3.4	6.2	—	4.5	3.4	10.7	14.1	(2.8)	2020	(A)
Silver Spring	Wakefield, RI	—	3.1	2.8	—	1.6	3.1	4.4	7.5	(0.8)	2020	(A)
Skippers Landing	Troutman, NC	—	5.0	2.8	—	2.2	5.0	5.0	10.0	(1.2)	2020	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2023
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2023
Property Name	Location	Encumbrances	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Skull Creek	Hilton Head, SC	—	1.1	5.6	—	2.9	1.1	8.5	9.6	(1.0)	2020	(A)
South Bay(3)	Chula Vista, CA	—	—	11.9	—	1.1	—	13.0	13.0	(1.6)	2021	(A)
South Fork	Fort Lauderdale, FL	—	8.0	5.3	—	17.7	8.0	23.0	31.0	(1.5)	2020	(C)
South Harbour Village	Southport, NC	—	0.7	3.8	—	3.6	0.7	7.4	8.1	(0.9)	2020	(A)
Sportsman	Orange Beach, AL	—	22.1	18.9	3.5	18.3	25.6	37.2	62.8	(5.1)	2020	(A)
Stingray Point	Deltaville, VA	—	1.7	1.3	—	0.5	1.7	1.8	3.5	(0.4)	2021	(A)
Stirling(2)	Greenport, NY	—	—	—	—	—	—	—	—	—	2020	(A)
Stratford	Stratford, CT	—	2.3	17.9	—	2.3	2.3	20.2	22.5	(2.5)	2020	(A)
Sunroad(3)	San Diego, CA	—	—	48.2	—	3.7	—	51.9	51.9	(4.4)	2021	(A)
Sunset Bay	Hull, MA	—	2.5	7.6	—	4.6	2.5	12.2	14.7	(1.2)	2020	(A)
Toledo Beach	La Salle, MI	—	1.1	2.5	—	11.2	1.1	13.7	14.8	(1.5)	2020	(A)
Tower Marine	Douglas, MI	—	7.1	13.1	—	1.9	7.1	15.0	22.1	(1.8)	2022	(A)
Trade Winds(3)	Appling, GA	—	—	10.8	—	2.6	—	13.4	13.4	(2.3)	2020	(A)
Ventura Isle(3)	Ventura, CA	—	—	23.9	—	2.8	—	26.7	26.7	(2.5)	2020	(A)
Vineyard Haven	Vineyard Haven, MA	—	6.1	3.9	0.7	5.3	6.8	9.2	16.0	(1.5)	2021	(A)
Walden(3)	Montgomery, TX	—	1.1	4.2	—	2.7	1.1	6.9	8.0	(0.9)	2020	(A)
Wentworth by the Sea	New Castle, NH	—	7.4	6.8	—	1.2	7.4	8.0	15.4	(0.6)	2021	(A)
West Palm Beach	West Palm Beach, FL	—	15.1	33.0	—	13.6	15.1	46.6	61.7	(8.4)	2020	(A)
Westport	Denver, NC	—	3.2	5.8	—	2.7	3.2	8.5	11.7	(2.0)	2020	(A)
Wickford(4)	Wickford, RI	—	1.1	2.4	—	(2.4)	1.1	—	1.1	—	2020	(A)
Wickford Cove	Wickford, RI	—	7.2	13.0	—	8.3	7.2	21.3	28.5	(2.3)	2020	(A)
Willsboro Bay	Willsboro, NY	—	0.6	3.1	—	1.9	0.6	5.0	5.6	(2.3)	2020	(A)
Wisdom Dock(3)	Albany, KY	—	0.3	3.3	—	0.6	0.3	3.9	4.2	(1.3)	2020	(A)
Yacht Haven	Stamford, CT	—	5.6	4.3	—	4.0	5.6	8.3	13.9	(1.4)	2020	(A)
Zahnisers	Solomons, MD	—	1.8	3.6	—	4.7	1.8	8.3	10.1	(1.0)	2020	(A)
		$—	$1,002.2	$1,900.5	$6.1	$592.8	$1,008.3	$2,493.3	$3,501.6	$(335.7)
Marinas Headquarters and Other Fixed Assets	Dallas, TX	—	—	10.3	—	54.8	—	65.1	65.1	(16.6)
		$—	$1,002.2	$1,910.8	$6.1	$647.6	$1,008.3	$2,558.4	$3,566.7	$(352.3)
(1) All costs from Dauntless Shipyard and Essex Island are grouped into Dauntless.
(2) All costs from Stirling are grouped into Greenport.
(3) All or part of this property is subject to a ground lease.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2023
(amounts in millions)
(4) Gross amount carried at December 31, 2023 has decreased at this property due to a partial disposition of land or depreciable assets, as applicable.
(5) This property was impaired as a result of Hurricane Ian in October 2022.
(6) All costs related to Apponaug Harbour are grouped into Cowesett.
(7) All costs related to Ashley Fuels are grouped into Charleston City.

Depreciation of our buildings, improvements, furniture, fixtures and equipment is calculated over the following useful lives, on a straight-line basis:

•Land improvement and buildings: 1 year - 53 years
•Furniture, fixtures and equipment: 1 year - 40 years
•Dock improvements: 1 year - 52 years
•Site improvements: 1 year - 40 years

The aggregate cost of total real estate for federal income tax purposes was approximately $10.9 billion as of December 31, 2023.

The change in investment property for the years ended December 31, 2023, 2022 and 2021 is as follows (in millions):

	Year Ended
	December 31, 2023	December 31, 2022		December 31, 2021
Beginning balance	$16,709.9	$13,762.7		$11,684.6
Property and land acquisitions, including immediate improvements	368.3	2,657.0		1,730.5
Property expansion and development	276.3	261.8		201.6
Improvements	506.0	418.4		300.3
Asset impairment	(8.1)	(87.3)	(1)	—
Dispositions and other	(135.9)	(302.7)		(154.3)
Ending balance	$17,716.5	$16,709.9		$13,762.7

The change in accumulated depreciation for the years ended December 31, 2023, 2022 and 2021 is as follows (in millions):

	Year Ended
	December 31, 2023	December 31, 2022		December 31, 2021
Beginning balance	$2,738.9	$2,337.2		$1,968.8
Depreciation for the period	590.0	528.6		457.3
Asset impairments	11.9	(58.7)	(1)	—
Dispositions and other	(67.9)	(68.2)		(88.9)
Ending balance	$3,272.9	$2,738.9		$2,337.2
(1)Represents the gross impact due to property impairment charges of $28.6 million resulting from Hurricane Ian. Refer to Note 17, "Commitments and Contingencies," for additional information.