Form 10-Q
period 2024-03-31
SUN COMMUNITIES INC
filed 2024-05-02
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

or

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

Number of shares of Common Stock, $0.01 par value per share, outstanding as of April 25, 2024: 124,634,174

SUN COMMUNITIES, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In millions, except for per share amounts)

	(Unaudited)
	March 31, 2024	December 31, 2023
Assets
Land	$4,551.7	$4,278.2
Land improvements and buildings	11,529.5	11,682.2
Rental homes and improvements	755.9	744.4
Furniture, fixtures and equipment	1,031.3	1,011.7
Investment property	17,868.4	17,716.5
Accumulated depreciation	(3,410.5)	(3,272.9)
Investment property, net (see Note 8 at VIEs)	14,457.9	14,443.6
Cash, cash equivalents and restricted cash (see Note 8 at VIEs)	132.5	42.7
Inventory of manufactured homes	191.0	205.6
Notes and other receivables, net	469.1	421.6
Collateralized receivables, net	56.5	56.2
Goodwill	731.4	733.0
Other intangible assets, net (see Note 8 at VIEs)	361.7	369.5
Other assets, net (see Note 8 at VIEs)	713.2	668.5
Total Assets	$17,113.3	$16,940.7
Liabilities
Mortgage loans payable (see Note 9; Note 8 at VIEs)	$3,465.5	$3,478.9
Secured borrowings on collateralized receivables (See Note 5)	56.1	55.8
Unsecured debt (see Note 9; Note 8 at VIEs)	4,350.4	4,242.6
Distributions payable	119.7	118.2
Advanced reservation deposits and rent (see Note 8 at VIEs)	480.4	344.5
Accrued expenses and accounts payable (see Note 8 at VIEs)	370.4	313.7
Other liabilities (see Note 8 at VIEs)	987.5	953.1
Total Liabilities	9,830.0	9,506.8
Commitments and contingencies (see Note 17)
Temporary equity (see Note 10; Note 8 at VIEs)	259.7	260.9
Shareholders' Equity
Common stock, $0.01 par value. Authorized: 360.0 shares; Issued and outstanding: 124.6 at March 31, 2024 and 124.4 at December 31, 2023	1.2	1.2
Additional paid-in capital	9,471.4	9,466.9
Accumulated other comprehensive income	6.7	12.2
Distributions in excess of accumulated earnings	(2,540.6)	(2,397.5)
Total SUI shareholders' equity	6,938.7	7,082.8
Noncontrolling interests
Common and preferred OP units	84.9	90.2
Total noncontrolling interests	84.9	90.2
Total Shareholders' Equity	7,023.6	7,173.0
Total Liabilities, Temporary Equity and Shareholders' Equity	$17,113.3	$16,940.7

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts) (Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenues		As Restated
Real property	$476.9	$441.6
Home sales	68.9	86.3
Service, retail, dining and entertainment	117.9	102.4
Interest	4.6	11.4
Brokerage commissions and other, net	3.0	9.5
Total Revenues	671.3	651.2
Expenses
Property operating and maintenance	159.7	157.2
Real estate tax	31.3	30.1
Home costs and selling	51.9	62.6
Service, retail, dining and entertainment	115.9	99.8
General and administrative	78.5	64.1
Catastrophic event-related charges, net (see Note 17)	7.2	1.0
Business combinations	—	2.8
Depreciation and amortization	165.3	155.6
Asset impairments	20.7	2.4
Goodwill impairment (see Note 6)	—	15.4
Loss on extinguishment of debt (see Note 9)	0.6	—
Interest	89.7	76.6
Interest on mandatorily redeemable preferred OP units / equity	—	1.0
Total Expenses	720.8	668.6
Loss Before Other Items	(49.5)	(17.4)
Loss on remeasurement of marketable securities (see Note 16)	—	(19.9)
Gain / (loss) on foreign currency exchanges	1.1	(2.7)
Gain / (loss) on dispositions of properties (see Note 3)	5.4	(1.6)
Other income / (expense), net	8.0	(1.0)
Loss on remeasurement of notes receivable (see Note 4)	(0.7)	(1.7)
Income / (loss) from nonconsolidated affiliates (see Note 7)	1.4	(0.2)
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates (see Note 7)	5.2	(4.5)
Current tax expense (see Note 13)	(2.1)	(3.9)
Deferred tax benefit (see Note 13)	5.7	4.6
Net Loss	(25.5)	(48.3)
Less: Preferred return to preferred OP units / equity interests	3.2	2.4
Less: Loss attributable to noncontrolling interests	(1.3)	(5.8)
Net Loss Attributable to SUI Common Shareholders	$(27.4)	$(44.9)

Weighted average common shares outstanding - basic	123.6	123.3
Weighted average common shares outstanding - diluted	126.6	126.2

Basic loss per share (see Note 14)	$(0.22)	$(0.36)
Diluted loss per share (see Note 14)	$(0.22)	$(0.36)

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions) (Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
		As Restated
Net Loss	$(25.5)	$(48.3)
Foreign Currency Translation
Foreign currency translation gain / (loss) arising during period	(9.2)	16.9
Adjustment for accumulated foreign currency translation loss reclassified into earnings	—	11.9
Net foreign currency translation gain / (loss)	(9.2)	28.8
Cash Flow Hedges
Change in unrealized gain / (loss) on interest rate derivatives	8.8	(8.6)
Less: Interest rate derivative gain reclassified to earnings	(4.9)	(2.3)
Net unrealized gain / (loss) on interest rate derivatives	3.9	(10.9)
Total Comprehensive Loss	(30.8)	(30.4)
Less: Comprehensive loss attributable to noncontrolling interests	1.1	5.2
Comprehensive Loss attributable to SUI	$(29.7)	$(25.2)

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions) (Unaudited)

			Shareholders' Equity
	Temporary Equity	Common Stock (Shares)	Common Stock ($Value)	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (Loss)	Noncontrolling Interests	Total Shareholders' Equity	Total Equity
Balance at December 31, 2023	$260.9	124.4	$1.2	$9,466.9	$(2,397.5)	$12.2	$90.2	$7,173.0	$7,433.9
Issuance of common stock and common OP units, net	—	0.3	—	(0.3)	—	—	0.6	0.3	0.3
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.2)	—	(7.6)	—	—	—	(7.6)	(7.6)
Conversion of OP units	(0.5)	0.1	—	2.1	—	—	(1.6)	0.5	—
Share-based compensation - amortization and forfeitures	—	—	—	10.3	0.1	—	—	10.4	10.4
Other comprehensive income / (loss)	—	—	—	—	—	(5.5)	0.2	(5.3)	(5.3)
Net loss	(0.3)	—	—	—	(24.2)	—	(1.0)	(25.2)	(25.5)
Distributions	(2.3)	—	—	—	(117.1)	—	(3.5)	(120.6)	(122.9)
OP Units accretion	1.9	—	—	—	(1.9)	—	—	(1.9)	—
Balance at March 31, 2024	$259.7	124.6	$1.2	$9,471.4	$(2,540.6)	$6.7	$84.9	$7,023.6	$7,283.3

			Shareholders' Equity
	Temporary Equity	Common Stock (Shares)	Common Stock ($Value)	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (loss)	Noncontrolling Interests	Total Shareholders' Equity	Total Equity
Balance at December 31, 2022	$202.9	124.0	$1.2	$9,549.7	$(1,731.2)	$(9.9)	$78.7	$7,888.5	$8,091.4
Issuance of common stock and common OP units, net	—	0.4	—	—	—	—	4.4	4.4	4.4
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.1)	—	(11.0)	—	—	—	(11.0)	(11.0)
Conversion of OP units	—	0.1	—	7.3	—	—	—	7.3	7.3
Issuance of third party equity interests in consolidated entities	1.7	—	—	—	—	—	—	—	1.7
Share-based compensation - amortization and forfeitures	—	—	—	10.4	—	—	—	10.4	10.4
Issuance of Series K preferred OP units	100.0	—	—	—	—	—	—	—	100.0
Other comprehensive income	—	—	—	—	—	17.3	0.6	17.9	17.9
Net loss	(4.6)	—	—	—	(42.5)	—	(1.2)	(43.7)	(48.3)
Distributions	(1.5)	—	—	—	(115.8)	—	(3.1)	(118.9)	(120.4)
OP Units accretion	0.3	—	—	—	(0.3)	—	—	(0.3)	—
Balance at March 31, 2023, As Restated	$298.8	124.4	$1.2	$9,556.4	$(1,889.8)	$7.4	$79.4	$7,754.6	$8,053.4

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Operating Activities
Net Cash Provided By Operating Activities	$242.5	$194.5
Investing Activities
Investment in properties	(160.6)	(301.8)
Acquisitions, net of cash acquired	(29.9)	(47.9)
Proceeds from deposit on acquisition	0.9	1.4
Proceeds from insurance	2.3	4.9
Proceeds from disposition of assets and depreciated homes, net	2.0	15.5
Proceeds related to disposition of properties	51.7	0.2
Issuance of notes and other receivables	(2.0)	(6.2)
Repayments of notes and other receivables	7.2	3.3
Investments in nonconsolidated affiliates	(4.3)	(2.7)
Distributions of capital from nonconsolidated affiliates	5.6	11.4
Net Cash Used For Investing Activities	(127.1)	(321.9)
Financing Activities
Issuance and costs of common stock, OP units and preferred OP units, net	(0.3)	—
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	(7.6)	(11.0)
Borrowings on lines of credit	1,260.5	626.0
Payments on lines of credit	(1,637.8)	(951.1)
Proceeds from issuance of other debt	499.4	583.0
Contributions from noncontrolling interest	—	1.7
Payments on other debt	(14.2)	(19.8)
Distributions	(121.4)	(113.6)
Payments for deferred financing costs, net of prepaid return	(4.0)	(3.6)
Net Cash Provided By / (Used For) Financing Activities	(25.4)	111.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.2)	0.2
Net change in cash, cash equivalents and restricted cash	89.8	(15.6)
Cash, cash equivalents and restricted cash, beginning of period	42.7	90.4
Cash, Cash Equivalents and Restricted Cash, End of Period	$132.5	$74.8

	Three Months Ended
	March 31, 2024	March 31, 2023
Supplemental Information
Cash paid for interest (net of capitalized interest of $2.7 and $2.5, respectively)	$87.4	$72.2
Cash paid for interest on mandatorily redeemable debt	$—	$1.0
Cash paid for income taxes	$0.6	$10.0
Noncash investing and financing activities
Reduction in secured borrowing balance	$1.2	$—
Change in distributions declared and outstanding	$1.5	$6.9
Conversion of common and preferred OP units	$2.1	$7.3
Assets held for sale, net (included within Other Assets, net and Other Liabilities)	$—	$262.1
ROU asset obtained from new operating lease liabilities	$3.2	$0.2
Issuance of notes and other receivables in relation to disposition of properties	$—	$111.2
Noncash investing and financing activities at the date of acquisition
Acquisitions - Common stock and OP units issued	$0.6	$4.5
Acquisitions - Series K preferred interest	$—	$100.0
See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation

Sun Communities, Inc., and all wholly-owned or majority-owned and controlled subsidiaries, including Sun Communities Operating Limited Partnership (the "Operating Partnership"), Sun Home Services, Inc. ("SHS"), Safe Harbor Marinas, LLC ("Safe Harbor") and the entities through which we operate our business in the United Kingdom (collectively, "Park Holidays") are referred to herein as the "Company," "SUI," "us," "we," or "our."

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

The results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 28, 2024 (our "2023 Annual Report"). These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our 2023 Annual Report.

Significant Accounting Policies: Investment Property

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

Reportable Segments

During the three months ended March 31, 2024, we expanded our organizational structure from three segments, which consisted of (i) manufactured home ("MH") communities, (ii) recreational vehicle ("RV") communities, and (iii) Marinas, to a four-segment structure that now includes (iv) communities in the United Kingdom ("UK"). The new structure reflects how the chief operating decision maker manages the business, makes operating decisions, allocates resources and evaluates operating performance. Beginning with the three months ended March 31, 2024, we are reporting our financial results consistent with our newly realigned operating segments and have recast prior period amounts to conform to the way we internally manage our business and monitor segment performance. Certain reclassifications have been made to the prior period financial statements and related notes in order to conform to the current period presentation. There was no impact to prior period net income, stockholders' equity or cash flows for any of the reclassifications.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restatement of Previously Issued Financial Statements

As disclosed in our 2023 Annual Report, we restated the unaudited financial information as of and for the three months ended March 31, 2023, the three and six months ended June 30, 2023, and the three and nine months ended September 30, 2023 (collectively, the "2023 Interim Financial Statements"). Accordingly, certain prior period balances within our consolidated financial statements and the accompanying footnotes have been restated, where applicable.

In 2022, we acquired a portfolio of holiday park properties located in the United Kingdom, which we refer to as our Park Holidays business, classified within our UK reporting segment. As disclosed in our Current Report on Form 8-K filed with the SEC on February 20, 2024, during the course of management's 2023 year-end procedures, we reviewed the controls relating to the valuation of the Park Holidays business and the associated goodwill at March 31, 2023, June 30, 2023 and September 30, 2023. In connection with that review, we concluded that there were triggering events relevant to the valuation of the Park Holidays business, including reduced financial projections and increases in interest rates, that should have been taken into account when preparing the 2023 Interim Financial Statements. Management undertook a full review of the valuations and determined that at each of March 31, 2023, June 30, 2023 and September 30, 2023, we should have recognized non-cash impairments to goodwill for the Park Holidays business.

For the three months ended March 31, 2023, non-cash goodwill impairment increased Net loss on our Consolidated Statements of Operations by $15.4 million.

2. Revenue

Our revenue consists of real property revenue at our MH, RV, Marina and UK properties, revenue from home sales, revenue from service, retail, dining and entertainment, interest income, and brokerage commissions and other revenue.

The following table disaggregates our revenue by major source and segment (in millions):

	Three Months Ended
	March 31, 2024					March 31, 2023(1)
	MH	RV	Marina	UK	Consolidated	MH	RV	Marina	UK	Consolidated
Revenues
Real property	$238.0	$104.5	$96.4	$38.0	$476.9	$224.0	$99.6	$89.1	$28.9	$441.6
Home sales	27.3	5.5	—	36.1	68.9	40.8	6.4	—	39.1	86.3
Service, retail, dining and entertainment	2.6	6.5	104.5	4.3	117.9	2.6	5.8	91.1	2.9	102.4
Interest	3.1	1.4	0.1	—	4.6	10.3	0.9	0.2	—	11.4
Brokerage commissions and other, net	1.0	0.7	1.0	0.3	3.0	3.8	4.7	0.9	0.1	9.5
Total Revenues	$272.0	$118.6	$202.0	$78.7	$671.3	$281.5	$117.4	$181.3	$71.0	$651.2
(1) Recast to reflect segment changes.

The majority of our revenue is derived from site and home leases, and wet slip and dry storage space leases that are accounted for pursuant to ASC 842, "Leases." We account for all revenue from contracts with customers following ASC 606, "Revenue from Contracts with Customers," except for those that are within the scope of other topics in the FASB ASC. For additional information, refer to Note 1, "Significant Accounting Policies" in our 2023 Annual Report.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
3. Real Estate Acquisitions and Dispositions

2024 Acquisitions

We did not acquire any operating properties during the three months ended March 31, 2024. During the same period, we entered into a ground lease to support one marina with eight wet slips and dry storage spaces.

2024 Development and Expansion Activities

During the three months ended March 31, 2024, we acquired two land parcels located in the United States ("U.S.") for an aggregate purchase price of $12.9 million. In conjunction with one of the land parcel acquisitions, we issued 4,452 common OP units valued at $0.6 million.

During the three months ended March 31, 2024, we acquired two buildings related to our marinas located in the U.S. for an aggregate purchase price of $13.7 million.

2024 Dispositions

In February 2024, we sold two MH communities located in Arizona and Florida with 533 developed sites for total cash consideration of $51.7 million. The gain from the sale of the properties was $6.2 million and was recorded in Gain / (loss) on dispositions of properties on our Consolidated Statements of Operations.

2023 Acquisitions

For the year ended December 31, 2023, we acquired the following properties:

Property Name(1)	Type	Sites, Wet Slips and Dry Storage Spaces	Development Sites	State, Province or Country	Month Acquired
Fox Run	MH: asset acquisition	68	72	MI	January
Savannah Yacht Center	Marina: asset acquisition	24	—	GA	March
	Total	92	72
(1) Property names are subject to changes subsequent to acquisition.

The following table summarizes the amounts of assets acquired, net of liabilities assumed at the acquisition date and the consideration paid for the acquisitions completed in 2023 (in millions):

	At Acquisition Date					Consideration
	Investment in property	Inventory of manufactured homes, boat parts and retail related items	In-place leases, goodwill and other intangible assets	Other assets / (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Temporary and permanent equity(1)	Total consideration
Asset Acquisition(2)
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

During the year ended December 31, 2023, we incurred and capitalized $3.1 million of transaction costs, which have been allocated among the various fixed asset categories for purchases that meet the asset acquisition criteria. During the year ended December 31, 2023, we recognized $3.0 million of business combination expenses in connection with transactions completed during 2022.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
2023 Development and Expansion Activities

During the year ended December 31, 2023, we acquired four land parcels located in the U.S. and one land parcel in the United Kingdom for an aggregate purchase price of $35.8 million.

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

In February 2023, we sold two parcels of land in the United Kingdom for total consideration of $111.5 million. The consideration consisted of $108.8 million in the form of an operator note receivable that was added to an existing facility with a weighted average interest rate of 11.9% per annum, due May 31, 2023 and subsequently extended to July 31, 2023 as part of the operator's total facility. On the date of sale, the carrying value of the note receivable approximated its fair value due to its short term nature. The dispositions resulted in a loss on sale totaling $2.2 million during the year ended December 31, 2023, net of the release of foreign currency translation losses from Accumulated other comprehensive income ("AOCI") of $11.9 million. The total loss on sale was recorded in Gain / (loss) on dispositions of properties on the Consolidated Statements of Operations. As of December 31, 2023, we have reacquired these two parcels of land at fair value as part of the settlement of the related note receivable, with no remeasurement gain or loss recognized. Refer to Note 4, "Notes and Other Receivables," for additional information on the settlement of the notes receivable.

Real Estate Held For Sale - Changes to a Plan of Sale

We periodically classify real estate as "held for sale" after an active program to sell an asset has commenced and when the sale is probable. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded.

In February 2023, the criteria was met to classify Sandy Bay, an operating MH community in the United Kingdom, with 730 developed sites, as held for sale. Previously, this property had been under contract. At December 31, 2023, the sale contract was no longer in effect, and due to an unexpected change in circumstance related to the counterparty, we reclassified the property as held for use. In accordance with ASC Topic 360, "Property, Plant, and Equipment," we recorded the property at the lower of the carrying amount before the asset was held for sale, adjusted for depreciation and amortization expense that would have been recognized had the asset been continually classified as held for use, and the fair value at the time of the reclassification. During the three months ended December 31, 2023, we recorded depreciation and amortization expense of $1.3 million in conjunction with the reclassification of the property. The following assets and liabilities, which were previously classified as held for sale within Other assets and Other liabilities, respectively, were reclassified as of December 31, 2023: Investment in property, net of $259.0 million, Inventory of manufactured homes of $4.6 million, Other intangible assets of $1.3 million and Other liabilities, net of $55.8 million.

Refer to Note 20, "Subsequent Events," for information regarding acquisitions completed after March 31, 2024.

4. Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in millions):

	March 31, 2024	December 31, 2023
Installment notes receivable on manufactured homes, net	$38.3	$19.6
Notes receivable from real estate developers and operators	127.7	134.5
Other receivables, net	303.1	267.5
Total Notes and Other Receivables, net	$469.1	$421.6

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Installment Notes Receivable on Manufactured Homes

Installment notes receivable are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC Topic 820, "Fair Value Measurements and Disclosures." During the three months ended December 31, 2023, we transferred a group of installment notes receivable to an unrelated party. Refer to Note 5, "Collateralized Receivables and Transfers of Financial Assets," for additional details. The balances of installment notes receivable of $38.3 million (gross installment notes receivable of $39.1 million less fair value adjustment of $0.8 million) and $19.6 million (gross installment notes receivable of $20.4 million less fair value adjustment of $0.8 million) as of March 31, 2024 and December 31, 2023, respectively, are secured by manufactured homes. The notes represent financing to purchasers of manufactured homes located in our communities and require monthly principal and interest payments. The notes had a net weighted average interest rate (net of servicing costs) and maturity of 6.6% and 18.2 years as of March 31, 2024, and 6.9% and 17.2 years as of December 31, 2023, respectively. Refer to Note 16, "Fair Value Measurements," for additional details.

Notes Receivable from Real Estate Developers and Operators

Notes receivable from real estate developers and operators are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC Topic 820, "Fair Value Measurements and Disclosures." Refer to Note 16, "Fair Value Measurements," for additional information.

Note Receivable from a Real Estate Operator

The note receivable from a real estate operator was comprised of a fully drawn loan provided to Royale Holdings Group HoldCo Limited, a real estate development owner and operator in the United Kingdom, and certain other parties, to fund investing and financing activities (the "Note"). The Note was collateralized by a first-priority security interest in three real estate assets and three MH manufacturers in the United Kingdom. As of March 31, 2024, there was no remaining balance due on the note receivable.

After the maturity date of July 31, 2023, the Note became past due. On September 29, 2023, we appointed receivers over the real estate assets. The receivers marketed the real estate assets for sale during the fourth quarter of 2023. Upon completion of the marketing process, on December 28, 2023, we appointed administrators over the real estate assets and acquired such assets through a credit bid. During the fourth quarter, we engaged third party valuation specialists to appraise the real estate assets in accordance with ASC 820. The appraisals were completed using the discounted cash flow method (income approach), with the significant assumptions being development density, estimated absorption rate, home sale price and discount rate. The real estate assets appraised at fair value totaling $263.8 million. The Note balance was reduced by this amount, with an offsetting adjustment to Investment property, net on our Consolidated Balance Sheets as of December 31, 2023.

As of December 31, 2023, the balance remaining on the Note, which was in nonaccrual status, collateralized by a first-priority security interest in three MH manufacturers in the United Kingdom, was adjusted to fair value totaling $10.8 million (gross notes receivable of $114.3 million, inclusive of accrued interest of $10.4 million, less a fair value adjustment of $103.5 million). The note had a weighted average interest rate of 12.5% as of December 31, 2023.

During the three months ended March 31, 2024, we completed a receivership process related to the three MH manufacturers in the United Kingdom. The receivers sold such assets for a total consideration of $10.7 million, resulting in cash proceeds to the Company of $7.0 million, net of non-cash consideration and fees. The sale of these assets resulted in an incremental fair value remeasurement adjustment of $0.8 million that was recorded in Loss on remeasurement of notes receivable on the Consolidated Statements of Operations.

Notes Receivable from Real Estate Developers

Other acquisition and construction loans provided to real estate developers total $127.7 million with a net weighted average interest rate and maturity of 9.3% and 2.6 years as of March 31, 2024, and total $123.7 million with a net weighted average interest rate and maturity of 9.2% and 2.6 years as of December 31, 2023. As of March 31, 2024, the additional acquisition and construction loans provided to real estate developers have $38.3 million of undrawn funds. There were no adjustments to the fair value of notes receivable from real estate developers during the three months ended March 31, 2024 and the year ended December 31, 2023.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Other Receivables, net

Other receivables, net were comprised of amounts due from the following categories (in millions):

	March 31, 2024	December 31, 2023
MH and annual RV residents for rent, utility charges, fees and other pass-through charges, net(1)	$83.2	$65.9
Insurance receivables	65.2	77.8
Home sale proceeds	54.8	28.2
Marina customers for storage, service and lease payments, net(2)	52.8	46.8
Other receivables	47.1	48.8
Total Other Receivables, net	$303.1	$267.5
(1)Net of allowance of $5.0 million and $4.8 million as of March 31, 2024 and December 31, 2023, respectively.
(2)Net of allowance of $3.1 million and $2.9 million as of March 31, 2024 and December 31, 2023, respectively.

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

The transaction has been accounted for in accordance with ASC 860-30, with the transferred assets classified as Collateralized receivables, net and the cash proceeds received from this transaction classified as Secured borrowings on collateralized receivables within the Consolidated Balance Sheets. We have elected to apply the fair value option to the collateralized receivables and related secured borrowings under ASC 820, "Fair Value Measurements and Disclosures." The balance of collateralized receivables was $56.5 million (gross collateralized receivable of $57.8 million less fair value adjustments of $1.3 million) and $56.2 million (gross collateralized receivable of $59.1 million less fair value adjustments of $2.9 million) as of March 31, 2024 and December 31, 2023, respectively. The balance of secured borrowings on collateralized receivables was $56.1 million (gross secured borrowings of $52.6 million plus fair value adjustments of $3.5 million) and $55.8 million (gross secured borrowings of $53.9 million plus fair value adjustments of $1.9 million) as of March 31, 2024, and December 31, 2023, respectively. The notes represent financing to purchasers of manufactured homes located in our communities and require monthly principal and interest payments. The notes had a net weighted average interest rate and maturity of 8.6% and 13.9 years as of March 31, 2024 and 8.6% and 14.2 years as of December 31, 2023. Refer to Note 16, "Fair Value Measurements," for additional details.

The collateralized receivables earn interest income and the secured borrowings accrue interest expense at the same amount. The amount of interest income and interest expense recognized during the three months ended March 31, 2024 was $1.2 million.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Goodwill

The measurement periods for the valuation of assets acquired and liabilities assumed in a business combination end as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available on the earlier of (i) the dates of acquisition, or (ii) 12 months after the acquisition dates. Adjustments in purchase price allocations may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined. Changes in the carrying amount of goodwill during the three months ended March 31, 2024 by reportable segment were as follows (in millions):

	MH	RV	Marina	UK	Total
Balance as of December 31, 2023(1)	$—	$9.5	$541.5	$182.0	$733.0
Currency Translation Adjustment	—	—	—	(1.6)	(1.6)
Balance as of March 31, 2024	$—	$9.5	$541.5	$180.4	$731.4

Accumulated impairment losses as of March 31, 2024(2)	$—	$—	$—	$369.9	$369.9
(1) Recast to reflect segment changes.
(2) During the three months ended March 31, 2024, we performed a qualitative assessment of our goodwill balance in accordance with ASC 350-20, "Goodwill and Other." We concluded that the fair value of each respective reporting segment was more-likely-than-not greater than its carrying value. Accordingly, there were no goodwill impairment charges recorded during the three months ended March 31, 2024. For the year ended December 31, 2023, we recorded aggregate non-cash impairment charges of $369.9 million within Goodwill impairment on the Consolidated Statements of Operations. The decline in fair value of the UK reporting segment was primarily driven by a higher weighted average cost of capital due to changes in the macroeconomic environment, as well as inflationary pressures in the UK causing a decline in financial projections.

We evaluate goodwill for impairment on an annual basis and at an interim date, if indicators of potential impairment exist. During the three months ended March 31, 2024, we voluntarily changed our annual impairment assessment date from April 1 to October 31 for the UK reporting segment. As the last quantitative impairment test was performed as of December 31, 2023, there will not be more than 12 months that have elapsed between goodwill impairment tests of the UK reporting segment.

The change in measurement date represents a change in method of applying an accounting principle. This change is preferable because it better aligns our goodwill impairment testing procedures with our annual planning process, our fiscal year-end, and with the annual testing for our Marina segment. We continue to monitor each reporting segment for triggering events for purposes of goodwill impairment testing.

The change in accounting principle did not result in any, nor do we expect the change in accounting principle to result in any delay, acceleration or avoidance of an impairment charge.

Other Intangible Assets, net

The gross carrying amounts and accumulated amortization of our intangible assets were as follows (in millions):

		March 31, 2024		December 31, 2023
Other Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	2 months - 13 years	$166.1	$(147.5)	$166.0	$(146.2)
Non-competition agreements	5 years	10.5	(6.7)	10.5	(6.2)
Trademarks and trade names	3 - 15 years	84.6	(13.7)	85.3	(12.3)
Customer relationships	4 - 17 years	131.6	(40.5)	131.6	(37.3)
Franchise agreements and other intangible assets	1 - 27 years	48.4	(15.1)	48.4	(14.3)
Total finite-lived assets		$441.2	$(223.5)	$441.8	$(216.3)
Indefinite-lived assets - Trademarks and trade names	N/A	141.0	—	141.0	—
Indefinite-lived assets - Other	N/A	3.0	—	3.0	—
Total indefinite-lived assets		$144.0	$—	$144.0	$—
Total		$585.2	$(223.5)	$585.8	$(216.3)

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Amortization expenses related to our Other intangible assets were as follows (in millions):

	Three Months Ended
Other Intangible Asset Amortization Expense	March 31, 2024	March 31, 2023
In-place leases	$1.9	$3.6
Non-competition agreements	0.5	0.5
Trademarks and trade names	1.4	1.5
Customer relationships	3.2	3.2
Franchise fees and other intangible assets	0.7	0.9
Total	$7.7	$9.7

We anticipate amortization expense for Other intangible assets to be as follows for the next five years (in millions):

Other Intangible Asset Future Amortization Expense	Remainder 2024	2025	2026	2027	2028
In-place leases	$5.1	$6.1	$3.9	$2.3	$0.9
Non-competition agreements	1.6	2.1	0.1	—	—
Trademarks and trade names	4.3	5.7	5.7	5.4	5.3
Customer relationships	9.5	12.7	12.3	12.2	12.1
Franchise agreements and other intangible assets	2.3	3.0	2.7	2.5	2.5
Total	$22.8	$29.6	$24.7	$22.4	$20.8

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

Sungenia Joint Venture ("Sungenia JV")
At March 31, 2024 and December 31, 2023, we had a 50.0% ownership interest in Sungenia JV, a joint venture formed between us and Ingenia Communities Group (ASX:INA) ("Ingenia") in November 2018, to establish and grow a manufactured housing community development program in Australia.

GTSC LLC ("GTSC")
At March 31, 2024 and December 31, 2023, we had a 40.0% ownership interest in GTSC, which engages in acquiring, holding and selling loans secured, directly or indirectly, by manufactured homes located in our communities.

SV Lift, LLC ("SV Lift")
At March 31, 2024 and December 31, 2023, we had a 50.0% ownership interest in SV Lift, which owns, operates and leases an aircraft.

The investment balance in each nonconsolidated affiliate was as follows (in millions):

Investment	March 31, 2024	December 31, 2023
Investment in Sungenia JV	$60.6	$56.8
Investment in GTSC	60.3	60.4
Investment in SV Lift	1.5	1.7
Total	$122.4	$118.9

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The income / (loss) from each nonconsolidated affiliate is as follows (in millions):

	Three Months Ended
Income / (loss) from Nonconsolidated Affiliates	March 31, 2024	March 31, 2023
RezPlot Systems LLC equity loss(1)	$—	$(1.5)
Sungenia JV equity income	0.9	0.6
GTSC equity income	0.9	1.0
SV Lift equity loss	(0.4)	(0.3)
Total Income / (Loss) from Nonconsolidated Affiliates	$1.4	$(0.2)
(1) Represents an RV reservation software technology company, operating under the Campspot brand, which we acquired in January 2019 and disposed of our ownership interest in December 2023.

The change in the Sungenia JV investment balance is as follows (in millions):

	Three Months Ended	Year Ended
	March 31, 2024	December 31, 2023
Beginning balance	$56.8	$44.5
Cumulative translation adjustment	(1.0)	(0.5)
Contributions	3.9	9.6
Equity earnings	0.9	3.2
Ending Balance	$60.6	$56.8

The change in the GTSC investment balance is as follows (in millions):

	Three Months Ended	Year Ended
	March 31, 2024	December 31, 2023
Beginning balance	$60.4	$54.5
Contributions	0.2	27.5
Distributions	(6.4)	(20.7)
Equity earnings	0.9	3.3
Fair value adjustment	5.2	(4.2)
Ending Balance	$60.3	$60.4

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

Other Consolidated VIEs

We consolidate Sun NG Cisco Grove RV LLC, Sun NG Coyote Ranch RV LLC, Sun NG Kittatinny RV LLC, Sun NG River Beach LLC, Sun NG Beaver Brook LLC, FPG Sun Menifee 80 LLC, Solar Energy Project LLC, Solar Energy Project CA II LLC, Solar Energy Project III LLC and FPG Sun Moreno Valley 66 LLC under the guidance set forth in ASC 810, "Consolidation." We concluded that each entity is a VIE where we are the primary beneficiary, as we have the power to direct the significant activities of and absorb the significant losses and receive the significant benefits from each entity. Refer to Note 10, "Equity and Temporary Equity," for additional information on consolidated VIEs.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Sun NG Cisco Grove RV LLC, Sun NG Coyote Ranch RV LLC, Sun NG Kittatinny RV LLC and Sun NG River Beach RV LLC were formed in December 2023 to engage in the sourcing, due diligence, acquisition, management, construction, leasing and disposition of certain RV parks and resorts. The table below shows their respective ownership percentages, representing the common equity interests:

	Sun NG LLC	Third Party Interest
Sun NG Cisco Grove RV LLC	94.8%	5.2%
Sun NG Coyote Ranch RV LLC	96.0%	4.0%
Sun NG Kittatinny RV LLC	95.9%	4.1%
Sun NG River Beach RV LLC	95.9%	4.1%

Sun NG Beaver Brook RV LLC was formed during the three months ended September 30, 2022. The purpose of the company is to engage in the sourcing, due diligence, acquisition, management, construction, leasing and disposition of a recreational vehicle park and resort. The Company's ownership percentages were split between Sun NG LLC and NG Beaver Brook, LLC in the ratio of 70% and 30%, representing common equity interests. In December 2023, the terms were amended which resulted in the Company ownership percentages split between Sun NG LLC and NG Beaver Brook, LLC changing to a ratio of 98.4% and 1.6%, respectively, representing the common equity interests.

The following table summarizes the assets and liabilities of our consolidated VIEs after eliminations, with the exception of the Operating Partnership, included in our Consolidated Balance Sheets (in millions):

	March 31, 2024	December 31, 2023
Assets
Investment property, net	$136.4	$132.3
Cash, cash equivalents and restricted cash	3.5	2.9
Other intangible assets, net	0.1	0.1
Other assets, net	0.4	0.4
Total Assets	$140.4	$135.7

Liabilities and Other Equity
Secured debt	$3.2	$3.2
Advanced reservation deposits and rent	0.9	0.4
Accrued expenses and accounts payable	24.0	24.1
Total Liabilities	28.1	27.7
Temporary equity	10.9	10.7
Total Liabilities and Other Equity	$39.0	$38.4

Total assets related to the consolidated VIEs, with the exception of the Operating Partnership, comprised 0.8% of our consolidated total assets at March 31, 2024 and December 31, 2023. Total liabilities comprised 0.3% of our consolidated total liabilities at March 31, 2024 and December 31, 2023. Equity Interests and Noncontrolling interests related to the consolidated VIEs, on an absolute basis, comprised less than 1.0% of our consolidated total equity at March 31, 2024 and December 31, 2023.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

9. Debt and Line of Credit

The following table sets forth certain information regarding debt, including premiums, discounts and deferred financing costs (in millions, except for statistical information):

	Carrying Amount		Weighted Average Years to Maturity		Weighted Average Interest Rates
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Secured Debt
Mortgage loans payable(1)	$3,465.5	$3,478.9	8.9	9.2	3.995%	3.994%
Secured borrowings on collateralized receivables(2)	56.1	55.8	13.9	14.2	8.559%	8.556%
Total Secured Debt	$3,521.6	$3,534.7
Unsecured Debt
Senior unsecured notes(3)	2,673.7	2,177.5	6.8	7.5	3.778%	3.375%
Line of credit and other debt(4)	1,676.7	2,065.1	2.0	1.7	5.186%	5.428%
Total Unsecured Debt	4,350.4	4,242.6
Total Debt	$7,872.0	$7,777.3	6.8	6.8	4.207%	4.234%
(1) Balances at March 31, 2024 and December 31, 2023 include zero net debt premium, as of each such date, and $16.2 million and $16.9 million of deferred financing costs, respectively. Weighted average interest rates include the impact of hedge activity.
(2) Balances at March 31, 2024 and December 31, 2023 include fair value adjustments of $3.5 million and $1.9 million, respectively.
(3) Balances at March 31, 2024 and December 31, 2023 include $6.9 million and $6.5 million of net debt discount, respectively, and $19.4 million and $16.0 million of deferred financing costs, respectively. Weighted average interest rates include the impact of hedge activity.
(4) Balances at March 31, 2024 and December 31, 2023 include zero and $1.6 million of deferred financing costs, respectively. Weighted average interest rates include the impact of hedge activity.

Secured Debt

Mortgage term loans

During the three months ended March 31, 2024 and the year ended December 31, 2023, no mortgage term loans were repaid.

During the three months ended March 31, 2024 we did not enter into any mortgage term loans. During the year ended December 31, 2023, we entered into the following mortgage term loans during the quarters presented below (in millions, except for statistical information):

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

The mortgage term loans, which total $3.5 billion as of March 31, 2024, are secured by 156 properties comprised of 62,848 sites representing approximately $2.7 billion of net book value.

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

		Carrying Amount
	Principal Amount	March 31, 2024	December 31, 2023
5.5% notes, issued in January 2024 and due in January 2029(1)	$500.0	$495.6	$—
5.7% notes, issued in January 2023 and due in January 2033	400.0	395.8	395.7
4.2% notes, issued in April 2022 and due in April 2032	600.0	592.7	592.6
2.3% notes, issued in October 2021 and due in November 2028	450.0	447.0	446.8
2.7% notes, issued in June 2021 and October 2021, and due in July 2031	750.0	742.6	742.4
Total	$2,700.0	$2,673.7	$2,177.5
(1) In January 2024, the Operating Partnership issued $500.0 million of senior unsecured notes with an interest rate of 5.5% and a five-year term, due January 15, 2029 (the "2029 Notes"). Interest on the 2029 Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2024. The net proceeds from the offering were $495.4 million, after deducting underwriters' discounts and estimated offering expenses. We used the majority of the net proceeds to repay borrowings outstanding under our Senior Credit Facility.

Line of Credit

The Operating Partnership (as borrower), SUI (as guarantor), and certain lenders are parties to a credit agreement which governs our senior credit facility (the "Senior Credit Facility").

Prior to March 2024, the aggregate amount of our Senior Credit Facility was $4.2 billion with the ability to upsize the total borrowings by an additional $800.0 million, subject to certain conditions. The aggregate amount under the Senior Credit Facility consisted of the following: (a) a revolving loan in an amount up to $3.05 billion and (b) a term loan facility of $1.15 billion, with the ability to draw funds from the combined facilities in U.S. dollars, Pound sterling, Euros, Canadian dollars and Australian dollars, subject to certain limitations. The maturity date of the revolving term loan facility is April 7, 2026. At our option that maturity date may be extended two additional six-month periods. The maturity date of the term loan facility was April 7, 2025.

In March 2024, we terminated the term loan facility and settled the associated $1.1 billion of borrowings outstanding under the term loan by increasing our borrowings under the revolving loan of the Senior Credit Facility. Subsequent to the termination of the term loan, our aggregate borrowing capacity under the Senior Credit Facility was reduced to the original capacity under the revolving loan of $3.05 billion. During the three months ended March 31, 2024, we recognized a Loss on extinguishment of debt in our Consolidated Statements of Operations of $0.6 million related to the termination of the term loan facility.

The Senior Credit Facility bears interest at a floating rate based on the Adjusted Term Secured Overnight Financing Rate ("SOFR"), the Adjusted Eurocurrency Rate, the Australian Bank Bill Swap Bid Rate ("BBSY"), the Daily Sterling Overnight Index Average ("SONIA") Rate or the Canadian Dollar Offered Rate, as applicable, plus a margin, in all cases, which can range from 0.725% to 1.6%, subject to certain adjustments. As of March 31, 2024, the margins based on our credit ratings were 0.85% on the revolving loan facility.

At the lenders' option, the Senior Credit Facility will become immediately due and payable upon an event of default under the Credit Facility Agreement. We had $1.7 billion and $944.1 million of borrowings outstanding under the revolving loan as of March 31, 2024 and December 31, 2023, respectively. We also had zero and $1.1 billion of borrowings outstanding under the term loan on the Senior Credit Facility as of March 31, 2024 and December 31, 2023, respectively. These balances are recorded in Unsecured debt on the Consolidated Balance Sheets.

The Senior Credit Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under the Senior Credit Facility, but does reduce the borrowing amount available. We had $11.2 million and $26.2 million of outstanding letters of credit at March 31, 2024 and December 31, 2023, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Unsecured Term Loan

In October 2019, we assumed a $58.0 million secured term loan facility related to an acquisition. The term loan initially had a four-year term ending October 29, 2023, and bore interest at a floating rate based on the Eurodollar rate or Prime rate plus a margin ranging from 1.2% to 2.05%. Effective July 1, 2021, we amended the agreement to release the associated collateral, extend the term loan facility maturity date to October 29, 2025 and adjust the interest rate margin to a range from 0.8% to 1.6%. In August 2022, we amended the secured term loan facility to transition from the Eurodollar rate to SOFR. As of March 31, 2024, the margin based on our credit rating was 0.95%. The outstanding balance was $3.9 million and $7.8 million at March 31, 2024 and December 31, 2023, respectively. These balances are recorded in Unsecured debt on the Consolidated Balance Sheets.

Covenants

The mortgage term loans, senior unsecured notes and Senior Credit Facility are subject to various financial and other covenants. The most restrictive covenants are pursuant to (a) the terms of the Senior Credit Facility, which contains a maximum leverage ratio, minimum fixed charge coverage ratio and maximum secured leverage ratio, and (b) the terms of the senior unsecured notes, which contain a total debt to total assets ratio, secured debt to total assets ratio, consolidated income available for debt service to debt service ratio and unencumbered total asset value to unsecured debt ratio. At March 31, 2024, we were in compliance with all financial covenants.

In addition, certain of our subsidiary borrowers own properties that secure loans. These subsidiaries are consolidated within our accompanying Consolidated Financial Statements, however, each of these subsidiaries' assets and credit are not available to satisfy our debts and other obligations, and any of our other subsidiaries or any other person or entity.

Interest Capitalized

We capitalize interest during the construction and development of our communities. Capitalized interest costs associated with construction and development activities during the three months ended March 31, 2024 and 2023 were as follows (in millions):

	Three Months Ended
	March 31, 2024	March 31, 2023
Interest capitalized	$2.7	$2.5

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

10. Equity and Temporary Equity

Temporary Equity

Redeemable Preferred OP Units

Temporary equity includes preferred securities that are redeemable for cash at the holder's option or upon the occurrence of an event that is not solely within our control based on a fixed or determinable price. These securities are not mandatorily redeemable for cash nor do they contain a fixed maturity date. The following table sets forth the various series of redeemable preferred OP units that were outstanding as of March 31, 2024 and December 31, 2023 and the related terms, and summarizes the balance included within Temporary Equity on our Consolidated Balance Sheets (in millions, except for statistical information):

Description	OP Units Outstanding	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption(3)	Redemption Period	Carrying Amount
	March 31, 2024					March 31, 2024	December 31, 2023
Series D preferred OP units	488,958	0.8000	4.0%	Holder's Option	Any time	$47.3	$46.9
Series F preferred OP units	90,000	0.6250	3.0%	Holder's Option	Any time after earlier of May 14, 2025 or death of holder	8.5	8.5
Series G preferred OP units	205,812	0.6452	3.2%	Holder's Option	Any time after earlier of September 30, 2025 or death of holder	19.8	20.4
Series H preferred OP units	581,229	0.6098	3.0%	Holder's Option	Any time after earlier of October 30, 2025 or death of holder	54.9	55.0
Series J preferred OP units	238,000	0.6061	2.85%	Holder's Option	During the 30-day period following a change of control of the Company or any time after April 21, 2026	22.6	22.7
Series K preferred OP units	1,000,000	0.5882	4.0%	Holder's Option	Within 60 days after March 23, 2028	95.7	96.7
Total	2,603,999					$248.8	$250.2
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

Redeemable Equity Interests

The following table summarizes the redeemable equity interests included in Temporary Equity on our Consolidated Balance Sheets (in millions):

		Carrying Amount
Equity Interest	Description	March 31, 2024	December 31, 2023
Solar Energy Project CA II LLC	A joint venture that operates and maintains solar energy equipment in select California communities	$5.2	$5.1
Solar Energy Project LLC	A joint venture that operates and maintains solar energy equipment in select California communities	2.3	2.3
Solar Energy Project III LLC	A joint venture that operates and maintains solar energy equipment in select Arizona and California communities	2.4	2.3
Other stand-alone joint ventures(1)	In connection with investments in land for future development and joint ventures that operate portfolios of RV communities in the U.S.	1.0	1.0
Total		$10.9	$10.7
(1) Refer to Note 8, "Consolidated Variable Interest Entities," for more information on the consolidated VIEs.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Permanent Equity

Universal Shelf Registration Statement

In March 2024, we filed a new universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was deemed automatically effective and provides for the registration of unspecified amounts of equity and debt securities. The authorized number of shares of our capital stock is 380,000,000 shares, of which 360,000,000 shares are common stock and 20,000,000 shares are preferred stock. As of March 31, 2024, we had 124,641,861 shares of common stock issued and outstanding and no shares of preferred stock were issued and outstanding.

At the Market Offering Sales Agreement

We have entered into an At the Market Offering Sales Agreement with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock (the "ATM"), through the sales agents, acting as our sales agents or, if applicable, as forward sellers, or directly to the sales agents as principals for their own accounts. The sales agents and forward sellers are entitled to compensation in an agreed amount not to exceed 2.0% of the gross price per share for any shares sold under the ATM. Through March 31, 2024, we had entered into forward sales agreements under the ATM for an aggregate gross sales price of $160.6 million.

Issuances of Common OP Units in Connection with the Acquisition of Certain Properties

Three Months Ended March 31, 2024 and 2023	Common OP Units Issued	Value at Issuance (in millions)	Related Acquisition
March 2024	4,452	$0.6	Land for development
January 2023	31,289	$4.4	Fox Run

Accumulated Other Comprehensive Income

AOCI attributable to SUI common shareholders is separately presented on our Consolidated Balance Sheets as a component of total SUI shareholders' equity. Other Comprehensive Income ("OCI") attributable to noncontrolling interests is allocated to, and included within, Noncontrolling interests on our Consolidated Balance Sheets. Refer to the Statements of Comprehensive Loss for complete details related to OCI activity in the reporting period.

AOCI attributable to SUI common shareholders consisted of the following, net of tax (in millions):

	March 31, 2024	December 31, 2023
Net foreign currency translation losses	$(38.7)	$(29.5)
Accumulated net gains on derivatives	45.4	41.7
Accumulated other comprehensive income	$6.7	$12.2

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Noncontrolling Interests - Common and Preferred OP Units

The following table summarizes the common and preferred OP units included within Noncontrolling interests on our Consolidated Balance Sheets (in millions, except for shares and statistical information):

Description	OP Units Outstanding	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption	Redemption Period	Carrying Amount
	March 31, 2024					March 31, 2024	December 31, 2023
Common OP units	2,683,654	1.0000	Same distribution rate for common stock	N/A	N/A	$42.8	$46.5
Series A-1 preferred OP units	191,812	2.4390	6.0%	N/A	N/A	10.5	11.5
Series A-3 preferred OP units	40,268	1.8605	4.5%	N/A	N/A	2.4	2.4
Series C preferred OP units	305,748	1.1100	5.0%	N/A	N/A	20.9	21.4
Series E preferred OP units	80,000	0.6897	5.5%	N/A	N/A	6.3	6.4
Series L preferred OP units	20,000	0.6250	3.5%	N/A	N/A	2.0	2.0
Total	3,321,482					$84.9	$90.2
(1) Exchange rates are subject to adjustment upon stock splits, recapitalizations and similar events. The exchange rates of certain series of OP units are approximated to four decimal places.
(2) Distributions are payable on the issue price of each OP unit which is $100.00 per unit for all these preferred OP units.

Conversions

Conversions to Common Stock and Common OP Units - Subject to certain limitations, holders can convert certain series of OP units to shares of our common stock and to common OP units at any time. Below is the activity of conversions during the three months ended March 31, 2024 and 2023:

		Three Months Ended
		March 31, 2024		March 31, 2023
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)	Units / Shares Converted	Common Stock(1)
Aspen preferred OP units	Various	—	—	270,000	86,224
Common OP units	1.0000	55,781	55,781	2,910	2,910
Series A-1 preferred OP units	2.4390	10,332	25,195	—	—
Series C preferred OP units	1.1100	100	111	65	72
Series G preferred OP units	0.6452	4,898	3,160	1,000	645
Series H preferred OP units	0.6098	9	5	25	15
Series J preferred OP units	0.6061	—	—	1,000	606
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.

Distributions

Distributions declared for the three months ended March 31, 2024 were as follows:

Common Stock, Common OP units and Restricted Stock Distributions	Record Date	Payment Date	Distribution Per Share	Total Distribution (in Millions)
March 31, 2024	3/29/2024	4/15/2024	$0.94	$119.7

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

11. Share-Based Compensation

As of March 31, 2024, we had two share-based compensation plans: the Sun Communities, Inc. 2015 Equity Incentive Plan (as amended, the "2015 Equity Incentive Plan") and the First Amended and Restated 2004 Non-Employee Director Option Plan (as amended, the "2004 Non-Employee Director Option Plan"). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future. Time based awards for directors generally vest over three years. Time based awards for key employees and executives generally vest over five years. Market condition awards for executives generally vest after three years.

During the three months ended March 31, 2024 and 2023, shares were granted as follows:

Grant Period	Type	Plan	Shares Granted	Grant Date Fair Value Per Share		Vesting Type
2024	Key Employees	2015 Equity Incentive Plan	205,540	$132.10	(1)	Time Based
2024	Executive Officers	2015 Equity Incentive Plan	31,800	$132.13	(1)	Time Based
2024	Executive Officers	2015 Equity Incentive Plan	41,400	$98.14	(2)	Market Condition	(3)
2024	Directors	2004 Non-Employee Director Option Plan	20,000	$129.47	(1)	Time Based	(4)
2023	Key Employees	2015 Equity Incentive Plan	220,258	$137.16	(1)	Time Based
2023	Executive Officers	2015 Equity Incentive Plan	62,800	$144.88	(1)	Time Based
2023	Executive Officers	2015 Equity Incentive Plan	82,200	$108.60	(2)	Market Condition	(3)
2023	Directors	2004 Non-Employee Director Option Plan	16,000	$148.12	(1)	Time Based	(5)
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
(4)Includes 6,000 shares that were deferred under the 2021 Non-Employee Directors Deferred Compensation Plan and are issuable on future dates.
(5)Includes 2,000 shares that were deferred under the 2021 Non-Employee Directors Deferred Compensation Plan and are issuable on future dates.

The vesting requirements for 166,304 and 203,898 restricted shares granted to our executives, directors and employees were satisfied during the three months ended March 31, 2024 and 2023, respectively.

We capitalize a portion of share-based compensation costs for employees who work directly on construction and development of our communities. We recognized the following share-based compensation costs (in millions):

	Three Months Ended
	March 31, 2024	March 31, 2023
Share-based compensation - expensed(1)	$10.1	$9.6
Share-based compensation - capitalized(2)	$0.4	$0.7
(1) Recorded within General and administrative expense on the Consolidated Income Statements.
(2) Capitalized to Land improvements and buildings on the Consolidated Balance Sheets.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

12. Segment Reporting

ASC Topic 280, "Segment Reporting," establishes standards for the way that business enterprises report information about operating segments in its financial statements. As described in Note 1, "Basis of Presentation," effective January 1, 2024, we expanded our organizational structure from three segments, which consisted of (i) manufactured home ("MH") communities, (ii) recreational vehicle ("RV") communities, and (iii) Marinas to add a fourth segment that includes communities in the United Kingdom ("UK"). The new structure reflects how the chief operating decision maker manages the business, makes operating decisions, allocates resources and evaluates operating performance. Beginning with the three months ended March 31, 2024, we are reporting our financial results consistent with our newly realigned operating segments and have recast prior period amounts to conform to the way we internally manage our business and monitor segment performance. Certain reclassifications have been made to the prior period financial statements and related notes in order to conform to the current period presentation. There was no impact to prior period net income, stockholders' equity or cash flows for any of the reclassifications.

Our four reportable segments are: (i) MH, (ii) RV, (iii) Marina and (iv) UK.

The MH segment owns, operates, develops, or has an interest in, a portfolio of MH communities in the U.S., and is in the business of acquiring, operating and developing ground-up MH communities to provide affordable housing solutions to residents. The MH segment in the U.S. also provides manufactured home sales and leasing services to tenants and prospective tenants of our communities.

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

The UK segment owns, operates, develops, or has an interest in, a portfolio of communities, referred to as holiday parks, and is in the business of acquiring, operating and developing communities in the United Kingdom. It also provides home sales and associated site license activities to owners and tenants within the communities.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

A presentation of segment financial information is summarized as follows (in millions):

	Three Months Ended
	March 31, 2024					March 31, 2023
						As Restated
	MH	RV	Marina	UK	Consolidated	MH	RV	Marina	UK	Consolidated
Operating revenues	$267.9	$116.5	$200.9	$78.4	$663.7	$267.4	$111.8	$180.2	$70.9	$630.3
Operating expenses / Cost of sales	100.5	64.0	139.3	55.0	358.8	107.1	66.5	121.3	54.8	349.7
NOI	$167.4	$52.5	$61.6	$23.4	$304.9	$160.3	$45.3	$58.9	$16.1	$280.6
Adjustments to arrive at net income
Interest income					4.6					11.4
Brokerage commissions and other revenues, net					3.0					9.5
General and administrative expense					(78.5)					(64.1)
Catastrophic event-related charges, net					(7.2)					(1.0)
Business combination expense, net					—					(2.8)
Depreciation and amortization					(165.3)					(155.6)
Asset impairments					(20.7)					(2.4)
Goodwill impairment					—					(15.4)
Loss on extinguishment of debt (see Note 9)					(0.6)					—
Interest expense					(89.7)					(76.6)
Interest on mandatorily redeemable preferred OP units / equity					—					(1.0)
Loss on remeasurement of marketable securities					—					(19.9)
Gain / (loss) on foreign currency exchanges					1.1					(2.7)
Gain / (loss) on dispositions of properties					5.4					(1.6)
Other income / (expense), net					8.0					(1.0)
Loss on remeasurement of notes receivable					(0.7)					(1.7)
Income / (loss) from nonconsolidated affiliates (see Note 7)					1.4					(0.2)
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates					5.2					(4.5)
Current tax expense					(2.1)					(3.9)
Deferred tax benefit					5.7					4.6
Net Loss					(25.5)					(48.3)
Less: Preferred return to preferred OP units / equity interests					3.2					2.4
Less: Loss attributable to noncontrolling interests					(1.3)					(5.8)
Net Loss Attributable to SUI Common Shareholders					$(27.4)					$(44.9)

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	March 31, 2024					December 31, 2023(1)
	MH	RV	Marina	UK	Consolidated	MH	RV	Marina	UK	Consolidated
Identifiable Assets
Investment property, net	$5,267.9	$3,699.2	$3,257.6	$2,233.2	$14,457.9	$5,317.4	$3,718.8	$3,214.5	$2,192.9	$14,443.6
Cash, cash equivalents and restricted cash	71.1	36.9	16.2	8.3	132.5	20.1	11.8	6.4	4.4	42.7
Inventory of manufactured homes	94.4	24.3	—	72.3	191.0	103.1	24.3	—	78.2	205.6
Notes and other receivables, net	211.7	157.7	60.4	39.3	469.1	159.1	119.7	54.3	88.5	421.6
Collateralized receivables, net	56.5	—	—	—	56.5	56.2	—	—	—	56.2
Goodwill	—	9.5	541.5	180.4	731.4	—	9.5	541.5	182.0	733.0
Other intangible assets, net	13.1	28.3	248.5	71.8	361.7	14.3	29.0	252.2	74.0	369.5
Other assets, net	269.0	51.9	250.4	141.9	713.2	271.0	47.6	240.7	109.2	668.5
Total Assets	$5,983.7	$4,007.8	$4,374.6	$2,747.2	$17,113.3	$5,941.2	$3,960.7	$4,309.6	$2,729.2	$16,940.7
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

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation, which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT during the three months ended March 31, 2024.

As a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on the ordinary taxable income we distribute to our shareholders as dividends. If we fail to qualify as a REIT in any taxable year, our taxable income could be subject to U.S. federal income tax at regular corporate rates. Even if we qualify as a REIT, we may be subject to certain state and local income taxes, as well as U.S. federal income and excise taxes on our undistributed income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes. We are also subject to local income taxes in Canada, Puerto Rico and the United Kingdom due to certain properties located in those jurisdictions. We do not provide for withholding taxes on our undistributed earnings from our Canadian subsidiaries as they are reinvested and will continue to be reinvested indefinitely outside of the U.S. As currently structured, we are not subject to United Kingdom withholding taxes on distributions from our United Kingdom properties.

Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards, depreciation, interest and basis differences between tax and GAAP. Our deferred tax assets that have a full valuation allowance relate to our taxable REIT subsidiaries. As of March 31, 2024, we had $309.1 million of net deferred tax liabilities, comprised of deferred tax assets, net of valuation allowance of $61.9 million, and deferred tax liabilities of $371.0 million. The deferred tax liability balance is comprised primarily of basis differences in our foreign investment in properties in the United Kingdom and Canada. As of December 31, 2023, we had $277.1 million of net deferred tax liabilities, comprised of deferred tax assets, net of valuation allowance of $58.1 million, and deferred tax liabilities of $335.2 million. The net deferred tax assets and deferred tax liabilities are recorded within Other assets and Other liabilities, respectively, on our Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.

We had no unrecognized tax benefits as of March 31, 2024 and 2023. We do not expect significant changes in tax positions that would result in unrecognized tax benefits within one year of March 31, 2024.

For the three months ended March 31, 2024, we recorded current tax expense for federal, state, Canadian, Puerto Rican, and United Kingdom income taxes totaling $2.1 million. For the three months ended March 31, 2023, we recorded current tax expense for federal, state, Canadian, Puerto Rican, and United Kingdom income taxes and Australian withholding taxes totaling $3.9 million.

For the three months ended March 31, 2024 and 2023, we recorded a deferred tax benefit of $5.7 million and $4.6 million, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

14. Loss Per Share

Loss per share ("EPS") is computed by dividing net loss by the weighted average number of common shares outstanding during the period on a basic and diluted basis. We calculate diluted EPS using the more dilutive of the treasury stock method and the two-class method for stock option and restricted common shares, the treasury stock method for forward equity sales and the if converted method for convertible units.

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

Our potentially dilutive securities include our potential common shares related to our forward equity offerings, our unvested restricted common shares, and our Operating Partnership outstanding common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series C preferred OP units, Series D preferred OP units, Series E preferred OP units, Series F preferred OP units, Series G preferred OP units, Series H preferred OP units, Series J preferred OP units, Series K preferred OP units, and Series L preferred OP units, which, if converted or exercised, may impact dilution.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Computations of basic and diluted EPS were as follows (in millions, except for per share data):

	Three Months Ended
	March 31, 2024	March 31, 2023
Numerator		As Restated
Net loss attributable to SUI common shareholders	$(27.4)	$(44.9)
Less: allocation to restricted stock awards	(0.2)	(0.2)
Basic earnings - net loss attributable to common shareholders after allocation to restricted stock awards	$(27.2)	$(44.7)
Add: allocation to common and preferred OP units dilutive effect	(0.8)	(0.9)
Add: allocation to restricted stock awards	(0.2)	(0.2)
Diluted earnings - net loss attributable to common shareholders after allocation to common and preferred OP units(1)	$(28.2)	$(45.8)

Denominator
Weighted average common shares outstanding	123.6	123.3
Add: dilutive restricted stock	0.3	0.4
Add: common and preferred OP units dilutive effect	2.7	2.5
Diluted weighted average common shares and securities(1)	126.6	126.2
EPS Available to Common Shareholders After Allocation
Basic loss per share	$(0.22)	$(0.36)
Diluted loss per share(1)	$(0.22)	$(0.36)
(1) For the three months ended March 31, 2024 and March 31, 2023, diluted loss per share was calculated using the treasury stock method for restricted common shares as the application of this method resulted in a more diluted loss per share during those periods.

We have excluded certain convertible securities from the computation of diluted EPS because the inclusion of those securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computations of diluted EPS as of March 31, 2024 and 2023 (in thousands):

	As of
	March 31, 2024	March 31, 2023
Common OP units	—	—
A-1 preferred OP units	192	208
A-3 preferred OP units	40	40
Aspen preferred OP units(1)	N/A	989
Series C preferred OP units	306	306
Series D preferred OP units	489	489
Series E preferred OP units	80	80
Series F preferred OP units	90	90
Series G preferred OP units	206	240
Series H preferred OP units	581	581
Series J preferred OP units	238	239
Series K preferred OP units	1,000	1,000
Series L preferred OP units	20	N/A
Total Securities	3,242	4,262
N/A = Not applicable.
(1) All of our outstanding Aspen preferred OP units converted during the year ended December 31, 2023.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

15. Derivative Financial Instruments

Our objective and strategy in using interest rate derivatives is to manage exposure to interest rate movements, thereby minimizing the effect of interest rate changes and the effect they could have on future cash outflows (forecasted interest payments), on a forecasted issuance of long-term debt, or on outstanding floating rate debt. We typically enter into treasury rate locks, interest rate swaps, and forward swaps to accomplish this objective. We do not enter into derivative instruments for speculative purposes. We recognize derivative instruments at fair value on a recurring basis on the Consolidated Balance Sheets and classify the derivatives within Level 2 of the fair value hierarchy. We adjust our Consolidated Balance Sheets on a quarterly basis to reflect the current fair market value of the derivative instruments.

As of March 31, 2024 and December 31, 2023, we held 7 and 13 derivative contracts, which have each been designated as cash flow hedges under ASC Topic 815, "Derivatives and Hedging." The risks being hedged are the interest rate risk related to outstanding floating rate debt and forecasted debt issuance transactions, and the benchmark interest rates used are the SOFR and the SONIA Rate. The unrealized gains or losses on the derivative instruments are recorded in AOCI and are reclassified to Interest expense on the Consolidated Statements of Operations during the same period in which the hedged transaction affects earnings. We estimate that $16.3 million will be reclassified as a reduction to Interest expense over the next 12 months for all of our outstanding cash flow hedges. Cash flow from these derivative instruments is classified in the same category as the cash flow items being hedged on the Consolidated Statements of Cash Flows.

Derivative Contract Activity

During the three months ended March 31, 2024 and 2023, we entered into the following derivative contracts (with notional amounts in millions):

Period (Three months ended)	Number of Contracts	Instrument Type	Currency	Notional Amount	Index Type	Hedged Item
March 31, 2024	1	Interest Rate Swap	USD	$25.0	SOFR	Future Debt Offering

March 31, 2023	1	Interest Rate Swap	GBP(1)	$127.3	SONIA	Term Loan Senior Credit Facility
	1	Interest Rate Swap	USD	50.0	SOFR	Future Debt Offering
Total	2			$177.3
(1) The notional amount of the swap contract in local currency is £100.0 million. The USD equivalent amount is converted as of December 31, 2023.

During the three months ended March 31, 2024 and 2023, we terminated the following derivative contracts (amounts in millions):

Period (Three months ended)	Type	Currency	Notional Amount	Cash Settlement Receipt / (Payment)
March 31, 2024	Forward Swap	USD	$255.0	$(2.3)	(1)

March 31, 2023	Treasury Rate Locks & Forward Swap(2)	USD	$250.0	$7.4	(2)
(1) Includes seven forward swap contracts which were terminated in connection with the 2029 Notes issuance.
(2) These includes two $100.0 million treasury rate locks and one $50.0 million forward swap which were terminated in connection with the 2033 Notes issuance.

The following table presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts (in millions):

	March 31, 2024			December 31, 2023
Derivatives designated as cash flow hedges	Notional	Fair Value of Assets(1)	Fair Value of Liabilities(2)	Notional	Fair Value of Assets(1)	Fair Value of Liabilities(2)
Interest rate derivatives	$806.2	$12.2	$0.9	$1,041.5	$11.7	$7.7
(1)Included within Other assets, net on the Consolidated Balance Sheets.
(2)Included within Other liabilities on the Consolidated Balance Sheets.

Refer to Note 16, "Fair Value Measurements," for additional information related to the fair value methodology used for derivative financial instruments.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table presents the gains / (losses) on derivatives in cash flow hedging relationships recognized in OCI (in millions):

	Three Months Ended
Derivatives designated as cash flow hedges	March 31, 2024	March 31, 2023
Interest rate derivatives	$8.8	$(8.6)

The following table presents the amount of gains on derivative instruments reclassified from AOCI into earnings (in millions):

	Financial Statement Classification	Three Months Ended
Derivatives designated as cash flow hedges		March 31, 2024	March 31, 2023
Interest rate derivatives	Interest expense	$4.9	$2.3

16. Fair Value Measurements

Our financial instruments consist primarily of cash, cash equivalents and restricted cash, notes and other receivables, derivative assets, debt, warrants and other liabilities. We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures, pursuant to ASC 820, "Fair Value Measurements and Disclosures." The following methods and assumptions were used in order to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

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

Assets by Hierarchy Level

The table below sets forth our financial assets and liabilities (in millions) that required disclosure of fair value on a recurring basis as of March 31, 2024. The table presents the carrying values and fair values of our financial instruments as of March 31, 2024 and December 31, 2023, that were measured using the valuation techniques described above. The table excludes other financial instruments such as other receivables and accounts payable as the carrying values associated with these instruments approximate their fair value since their maturities are less than one year. These financial instruments are classified as Level 1 in the hierarchy.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	March 31, 2024
		Fair Value
	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets
Cash, cash equivalents and restricted cash	$132.5	$132.5	$—	$—	$132.5
Installment notes receivable on manufactured homes, net	38.3	—	—	38.3	38.3
Notes receivable from real estate developers and operators	127.7	—	—	127.7	127.7
Collateralized receivables, net	56.5	—	—	56.5	56.5
Derivative assets	12.2	—	12.2	—	12.2
Total assets measured at fair value	$367.2	$132.5	$12.2	$222.5	$367.2

Financial Liabilities
Mortgage loan payable	$3,465.5	$—	$3,089.3	$—	$3,089.3
Secured borrowings on collateralized receivables	56.1	—	—	56.1	56.1
Total secured debt	3,521.6	—	3,089.3	56.1	3,145.4
Unsecured debt
Senior unsecured notes	2,673.7	—	2,440.0	—	2,440.0
Line of credit and other unsecured debt	1,676.7	—	1,676.7	—	1,676.7
Total unsecured debt	4,350.4	—	4,116.7	—	4,116.7
Derivative liabilities	0.9	—	0.9	—	0.9
Other financial liabilities (contingent consideration)	20.2	—	—	20.2	20.2
Total liabilities measured at fair value	$7,893.1	$—	$7,206.9	$76.3	$7,283.2

	December 31, 2023
		Fair Value
	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets
Cash, cash equivalents and restricted cash	$42.7	$42.7	$—	$—	$42.7
Installment notes receivable on manufactured homes, net	19.6	—	—	19.6	19.6
Notes receivable from real estate developers and operators	134.5	—	—	134.5	134.5
Collateralized receivables, net	56.2	—	—	56.2	56.2
Derivative assets	11.7	—	11.7	—	11.7
Total assets measured at fair value	$264.7	$42.7	$11.7	$210.3	$264.7

Financial Liabilities
Mortgage loan payable	$3,478.9	$—	$3,167.0	$—	$3,167.0
Secured borrowings on collateralized receivables	55.8	—	—	55.8	55.8
Total secured debt	3,534.7	—	3,167.0	55.8	3,222.8
Unsecured debt
Senior unsecured notes	2,177.5	—	1,973.2	—	1,973.2
Line of credit and other unsecured debt	2,065.1	—	2,065.1	—	2,065.1
Total unsecured debt	4,242.6	—	4,038.3	—	4,038.3
Derivative liabilities	7.7	—	7.7	—	7.7
Other financial liabilities (contingent consideration)	20.2	—	—	20.2	20.2
Total liabilities measured at fair value	$7,805.2	$—	$7,213.0	$76.0	$7,289.0

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

Marketable Securities

The fair value of marketable securities is measured by the quoted unadjusted share price which is readily available in active markets (Level 1). We had zero marketable securities as of March 31, 2024. The change in the marketable securities balance was as follows (in millions):

Year Ended
Marketable Securities	December 31, 2023
Beginning Balance	$127.3
Change in fair value measurement	(16.0)
Foreign currency exchange losses	(7.8)
Dispositions(1)	(103.5)
Ending Balance	$—
(1)During the year ended December 31, 2023, we sold our 41.8 million share position in Ingenia, generating $102.5 million of proceeds, net of $1.0 million of underwriting and other fees, with a realized loss of $8.0 million. The proceeds were used to pay down amounts drawn under our Senior Credit Facility.

Installment Notes Receivable on Manufactured Homes and Collateralized Receivables

Installment notes receivable on manufactured homes are recorded at fair value and are measured using model-derived indicative pricing using primarily unobservable inputs, inclusive of default rates, interest rates and recovery rates (Level 3). Refer to Note 4, "Notes and Other Receivables," and Note 5, "Collateralized Receivables and Transfers of Financial Assets," for additional information.

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

Secured borrowings on collateralized receivables - recorded at fair value and adjusted based on the same interest rates as the related collateralized receivables (Level 3). Refer to Note 5, "Collateralized Receivables and Transfers of Financial Assets," and Note 9, "Debt and Line of Credit," for additional information.

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

Line of credit and other unsecured debt - consists primarily of our Senior Credit Facility. We have variable rates on our Senior Credit Facility. The fair value of the debt with variable rates approximates carrying value as the interest rates of these amounts approximate market rates (Level 2). The estimated fair value of our debt as of March 31, 2024 approximated its gross carrying value.

Other Financial Liabilities

We estimate the fair value of contingent consideration liabilities based on valuation models using significant unobservable inputs that generally consider discounting of future cash flows using market interest rates and adjusting for non-performance risk over the remaining term of the liability (Level 3).

Level 3 Reconciliation, Measurements and Transfers

We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. Availability of secondary market activity and consistency of pricing from third-party sources impacts our ability to classify securities as Level 2 or Level 3. There were no transfers into or out of Level 3 during the three months ended March 31, 2024.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following tables summarize changes to our financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended
	March 31, 2024						March 31, 2023
Assets	Installment Notes Receivable on MH, net		Notes Receivable From Real Estate Developers and Operators		Collateralized Receivables, net		Installment Notes Receivable on MH, net		Notes Receivable From Real Estate Developers and Operators	Warrants
Level 3 beginning balance at December 31, 2023 and 2022	$19.6		$134.5		$56.2		$65.9		$305.2	$—
Realized gains / (losses)	—	(1)	(0.8)	(1)	1.6	(2)	(1.7)	(1)	—	(0.4)	(3)
Purchases and issuances	19.4		5.0		—		0.1		124.3	0.4
Sales and settlements	(0.7)		(10.9)		(1.3)		(2.1)		(3.0)	—
Foreign currency exchange losses	—		(0.1)		—		—		—	—
Other adjustments	—		—		—		—		8.5	—
Level 3 ending balance at March 31, 2024 and 2023	$38.3		$127.7		$56.5		$62.2		$435.0	$—
(1) Realized losses recorded within Loss on remeasurement of notes receivable on the Consolidated Statements of Operations.
(2) Realized gains recorded within Other income / (expense), net on the Consolidated Statements of Operations.
(3) Realized losses recorded within Income / (loss) from nonconsolidated affiliates within on the Consolidated Statements of Operations.

	Three Months Ended
	March 31, 2024		March 31, 2023
Liabilities	Secured Borrowing on Collateralized Receivables	Contingent Consideration	Contingent Consideration
Level 3 beginning balance December 31, 2023 and 2022	$55.8	$20.2	$20.2
Realized losses(1)	1.6	—	—
Purchases and issuances	—	—	—
Sales and settlements	(1.3)	—	—
Other adjustments	—	—	—
Level 3 ending balance at March 31, 2024 and 2023	$56.1	$20.2	$20.2
(1) Realized losses are recorded within Other income / (expense), net on the Consolidated Statements of Operations.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available as of March 31, 2024. As such, our estimates of fair value could differ significantly from the actual carrying value.

17. Commitments and Contingencies

Legal Proceedings - Class Action Litigation

Since August 31, 2023, several putative class action complaints have been filed in the U.S. District Court for the Northern District of Illinois, Eastern Division, against Datacomp Appraisal Systems, Inc., us, and nine other large MH operators in the U.S. The complaint alleges that the defendants have violated federal antitrust laws by sharing and receiving competitively sensitive non-public information to maintain artificially high site rents. The complaints have been consolidated into the case captioned In re Manufactured Home Lot Rents Antitrust Litigation, No. 1:23-cv-06715.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

Catastrophic Event-Related Charges

Hurricane Ian - When Hurricane Ian made landfall on Florida's western coast in September 2022, the storm primarily affected three properties in the Fort Myers area, comprising approximately 2,500 sites. These properties sustained significant flooding and wind damage from the hurricane. At other affected MH and RV properties, most of the damage was limited to trees, roofs, fences, skirting and carports. At affected marina properties, docks, buildings, and landscaping sustained wind and water damage.

We maintain property, casualty, flood and business interruption insurance for our community portfolio, subject to customary deductibles and limits.

Estimated property insurance recoveries, excluding business interruption recoveries, of $52.8 million related to Hurricane Ian were recorded in Notes and other receivables, net on the Consolidated Balance Sheets as of March 31, 2024.

The table below sets forth changes in estimated property insurance recoveries, excluding business interruption recoveries (in millions):

Three Months Ended March 31, 2024
Total estimated insurance receivable - December 31, 2023	$56.7
Change in estimated property insurance recoveries	3.0
Proceeds received from insurer	(6.9)
Total estimated insurance receivable - March 31, 2024	$52.8

Changes in estimated property insurance recoveries related to Hurricane Ian during the three months ended March 31, 2024 were primarily the result of $3.0 million of incremental costs that exceeded the applicable deductible. The foregoing estimates are based on current information available, and we continue to assess these estimates. Actual charges and insurance recoveries could vary significantly from these estimates. Any changes to these estimates will be recognized in the period(s) in which they are determined.

We are actively working with our insurance providers on claims for business interruption recoveries. During the three months ended March 31, 2024 and 2023, we did not recognize any business interruption recoveries for lost earnings from the hurricane event. The related communities are under redevelopment. As such, we currently cannot estimate a date when operating results will be restored to pre-hurricane levels. Our business interruption insurance policy provides for up to 60 months of coverage from the date of restoration.

Other - In December 2023, one of our RV properties with approximately 300 sites sustained property damage due to heavy rainfall and flooding in the North Conway, New Hampshire area. Based on a preliminary review performed by an insurance adjuster, we recognized asset impairment charges of $7.0 million during the three months ended December 31, 2023, primarily related to site improvements, vacation rental cabins, and equipment. During the three months ended March 31, 2024, we recognized incremental charges of $4.7 million related to the impacted property, comprised of $3.1 million for impaired assets and $1.6 million for debris removal and cleanup. The charges were recorded within Catastrophic event-related charges, net in our Consolidated Statements of Operations. The foregoing estimates are based on current information available after the preliminary review of the damages incurred. Actual charges and insurance recoveries could differ from these estimates. Any changes to these estimates will be recognized in the period(s) in which they are determined.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

18. Leases

Lessee Accounting

We lease land under non-cancelable operating leases at certain MH, RV, Marina and UK properties expiring at various dates through 2100. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of revenues at those properties. We also have other operating leases, primarily office space and equipment expiring at various dates through 2042.

Future minimum lease payments under non-cancellable leases as of March 31, 2024 where we are the lessee include (in millions):

Maturity of Lease Liabilities	Finance Leases	Operating Leases	Total
2024 (excluding three months ended March 31, 2024)	$4.4	$10.7	$15.1
2025	0.5	14.0	14.5
2026	0.5	12.5	13.0
2027	0.5	10.5	11.0
2028	0.5	9.8	10.3
Thereafter	21.3	240.4	261.7
Total Lease Payments	$27.7	$297.9	$325.6
Less: Imputed interest	(13.7)	(136.3)	(150.0)
Present Value of Lease Liabilities	$14.0	$161.6	$175.6

Right-of-use ("ROU") assets and lease liabilities for finance and operating leases as included in our Consolidated Balance Sheets are as follows (in millions):

	Financial Statement Classification	As of
Description		March 31, 2024	December 31, 2023
Lease Assets
Finance lease - ROU asset, net of accumulated amortization	Investment property, net	$31.7	$32.6
Operating lease - ROU asset, net	Other assets, net	$177.4	$176.0
Below market operating leases, net	Other assets, net	$93.8	$95.0
Lease Liabilities
Finance lease liabilities	Other liabilities	$14.0	$14.3
Operating lease liabilities	Other liabilities	$161.6	$159.5

The components of lease costs for finance and operating leases as included in our Consolidated Statements of Operations are as follows (in millions):

		Three Months Ended
Description	Financial Statement Classification	March 31, 2024	March 31, 2023
Finance Lease Cost
Amortization of ROU assets	Depreciation and amortization	$0.7	$0.7
Interest on lease liabilities	Interest expense	0.2	0.2
Operating lease cost	General and administrative expense, Property operating and maintenance, Depreciation and amortization	4.4	4.6
Variable lease cost	Property operating and maintenance	2.0	1.6
Total Lease Cost		$7.3	$7.1

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Lease term, discount rates and additional information for finance and operating leases are as follows:

	As of
	March 31, 2024	December 31, 2023
Lease Term and Discount Rate
Weighted-average Remaining Lease Terms (years)
Finance lease	36.86	36.63
Operating lease	34.17	27.71
Weighted-average Discount Rate
Finance lease	3.60%	3.59%
Operating lease	3.78%	3.82%

	Three Months Ended
	March 31, 2024	March 31, 2023
Other Information (in millions)
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash outflows for operating leases	$3.0	$3.3
Financing cash outflows for finance leases	0.2	5.9
Total Cash Paid on Lease Liabilities	$3.2	$9.2

Lessor Accounting

We are not the lessor for any finance leases at our MH, RV, Marina or UK properties as of March 31, 2024.

Nearly all of our operating leases with our residents and customers at our MH, RV and UK properties where we are the lessor are either month-to-month or for a time period not to exceed one year. As of March 31, 2024, future minimum lease payments with our residents or customers would not exceed 12 months.

We do not have any operating leases with real estate operators on our MH or UK properties. At our RV communities and marinas, future minimum lease payments under non-cancellable leases with real estate operators where we are the lessor include the following as of March 31, 2024 (in millions):

Maturity of Lease Payments	Operating Leases
2024 (excluding the three months ended March 31, 2024)	$18.7
2025	18.1
2026	13.1
2027	8.8
2028	7.8
Thereafter	81.5
Total Undiscounted Cash Flows	$148.0

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The components of lease income for our operating leases, as included in our Consolidated Statement of Operations are as follows (in millions):

		Three Months Ended
Description	Financial Statement Classification	March 31, 2024	March 31, 2023
Operating Leases
Fixed lease income	Income from real property; Brokerage commissions and other revenue, net	$8.7	$7.9
Variable lease income(1)	Income from real property; Brokerage commissions and other revenue, net	$3.4	$1.5
(1)Consists of rent primarily based on a percentage of operating revenues beyond target thresholds.

Failed Sale Leaseback

In connection with our acquisition of Park Holidays, we assumed ground lease arrangements for 34 UK properties that we concluded to be failed sale-leaseback transactions under ASC Topic 842, "Leases." The arrangements have maturities ranging from 2117 through 2197 with an option to repurchase for £1.00 at the end of the term. The obligation related to the underlying ground leases has been recorded as a financial liability in Other Liabilities on the Consolidated Balance Sheets. The financial liability was $357.1 million and $359.7 million as of March 31, 2024 and December 31, 2023, respectively. The following table presents the future minimum rental payments for this financial liability as of March 31, 2024 (in millions):

Maturity of Financial Liability	March 31, 2024
2024 (excluding three months ended March 31, 2024)	$10.6
2025	11.9
2026	12.0
2027	12.1
2028	12.0
Thereafter	1,742.9
Total Payments	$1,801.5
Less: Imputed interest	(1,444.4)
Present Value of Financial Liability	$357.1

19. Recent Accounting Pronouncements

Recent Accounting Pronouncements - Adopted

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional guidance for accounting for contracts, hedging relationships and other transactions affected by the reference rate reform, if certain criteria are met. The provisions of this standard were available for election through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848," which defers the sunset date for Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. As of March 31, 2024, all of our debt and derivative instruments have been converted from LIBOR to alternative reference rates. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements as the majority of our debt has fixed interest rates.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

20. Subsequent Events

Acquisitions

Subsequent to the three months ended March 31, 2024, we acquired the following properties:

Property Name	Property Type	Sites, Wet Slips and Dry Storage Spaces	Development Sites	State, Province or Country	Total Purchase Price (in millions)
Port Milford(1)	Marina	92	—	CT	$4.0
Oak Leaf	Marina	89	—	CT	5.0
Berth One Palm Beach	Marina	4	—	FL	3.0
Total Subsequent Acquisitions		185	—		$12.0
(1)In conjunction with the acquisition, we issued 19,326 common OP units valued at $2.5 million.

We have evaluated our Consolidated Financial Statements for subsequent events through the date that this Form 10-Q was issued.

SUN COMMUNITIES, INC.
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes, along with our 2023 Annual Report.

OVERVIEW

We are a fully integrated REIT. As of March 31, 2024, we owned and operated, directly or indirectly, or had an interest in, a portfolio of 665 developed properties located in the U.S., Canada and the United Kingdom including 296 MH communities, 179 RV communities, and 136 marinas, and 54 UK communities.

We have been in the business of operating, acquiring, developing and expanding MH and RV communities since 1975, marinas since 2020, and communities in the United Kingdom since 2022. We lease individual parcels of land, or sites, with utility access for the placement of manufactured homes and RVs to our MH, RV and UK customers. Our MH communities are designed to offer affordable housing to individuals and families, while also providing certain amenities. In the U.S., we are also engaged in the marketing, selling and leasing of new and pre-owned homes to current and future residents in our MH communities. The rental program operations within our MH communities support and enhance our occupancy levels, property performance and cash flows. Our RV communities are designed to offer affordable vacation opportunities to individuals and families complemented by a diverse selection of high-quality amenities. The majority of our marinas are concentrated in coastal regions. Our marinas offer wet slip and dry storage space leases, end-to-end service (such as routine maintenance, repair and winterization), fuel sales and other high-end amenities. These services and amenities offer convenience and resort-quality experiences to our members and guests. In the United Kingdom, our UK communities are referred to as "holiday parks" and are located predominantly at irreplaceable seaside destinations in the south of England. We provide holiday home sales and associated site license activities to holiday homeowners in our communities.

SIGNIFICANT ACCOUNTING POLICIES

We have identified significant accounting policies that, as a result of the judgments, uncertainties and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition or results of operations under different conditions or using different assumptions. Details regarding significant accounting policies are described fully in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Same Property NOI - This is a management tool used when evaluating the performance and growth of our Same Property portfolio. We define same properties as those we have owned and operated continuously since January 1, 2023. Same properties exclude ground-up development properties, acquired properties and properties sold after December 31, 2022. The Same Property data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions or unique situations. Same Property NOI does not include the revenues and expenses related to home sales, and service, retail, dining and entertainment activities at the properties. We believe that Same Property NOI is helpful to investors as a supplemental comparative performance measure of the income generated from the Same Property portfolio from one period to the next.

FFO

FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as GAAP net income (loss), excluding gains (or losses) from sales of certain real estate assets, plus real estate related depreciation and amortization, impairments of certain real estate assets and investments, and after adjustments for unconsolidated partnerships and joint ventures. FFO is a non-GAAP financial measure that management believes is a useful supplemental measure of our operating performance. By excluding gains and losses related to sales of previously depreciated operating real estate assets, real estate related to impairment and real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not readily apparent from GAAP net income (loss). Management believes the use of FFO has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful.

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

SUN COMMUNITIES, INC.
RESULTS OF OPERATIONS

The following tables reconcile the Net loss attributable to SUI common shareholders to NOI and summarize our consolidated financial results for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended
	March 31, 2024	March 31, 2023
		As Restated
Net Loss Attributable to SUI Common Shareholders	$(27.4)	$(44.9)
Interest income	(4.6)	(11.4)
Brokerage commissions and other revenues, net	(3.0)	(9.5)
General and administrative	78.5	64.1
Catastrophic event-related charges, net	7.2	1.0
Business combination expense	—	2.8
Depreciation and amortization	165.3	155.6
Asset impairments	20.7	2.4
Goodwill impairment	—	15.4
Loss on extinguishment of debt (see Note 9)	0.6	—
Interest expense	89.7	76.6
Interest on mandatorily redeemable preferred OP units / equity	—	1.0
Loss on remeasurement of marketable securities (see Note 16)	—	19.9
(Gain) / loss on foreign currency exchanges	(1.1)	2.7
(Gain) / loss on disposition of properties	(5.4)	1.6
Other (income) / expense, net	(8.0)	1.0
Loss on remeasurement of notes receivable (see Note 4)	0.7	1.7
(Income) / loss from nonconsolidated affiliates (see Note 7)	(1.4)	0.2
(Gain) / loss on remeasurement of investment in nonconsolidated affiliates (see Note 7)	(5.2)	4.5
Current tax expense (see Note 13)	2.1	3.9
Deferred tax benefit (see Note 13)	(5.7)	(4.6)
Add: Preferred return to preferred OP units / equity interests	3.2	2.4
Add: Loss attributable to noncontrolling interests	(1.3)	(5.8)
NOI	$304.9	$280.6

	Three Months Ended
	March 31, 2024	March 31, 2023
Real property NOI	$285.9	$254.3
Home sales NOI	17.0	23.7
Service, retail, dining and entertainment NOI	2.0	2.6
NOI	$304.9	$280.6

SUN COMMUNITIES, INC.
Seasonality of Revenue

The RV and marina industries are seasonal in nature, and the results of operations in any one period may not be indicative of results in future periods.

In the RV business, certain properties maintain higher occupancy during the summer months, while other properties maintain higher occupancy during the winter months. Based on the location of our properties with transient RV sites, our portfolio generally produces higher revenues between April and September than between October and March. During the three months ended March 31, 2024, we recognized Real property - transient revenue of $37.7 million. During the year ended December 31, 2023, we recognized Real property - transient revenue as follows:

	Real property - transient revenue (in millions)	During the Three Months Ended
Year		March 31	June 30	September 30	December 31	Total
2023	$321.4	12.4%	27.8%	47.3%	12.5%	100.0%

In the marina business, the majority of our wet slip and dry storage space leases have annual terms that are billed seasonally. Wet slip storage increases during the summer months for the boating season, whereas dry storage increases during the winter season as weather patterns require boat owners to store their vessels on dry docks or within covered racks. During the three months ended March 31, 2024, we recognized seasonal real property revenue of $78.1 million. During the year ended December 31, 2023, we recognized seasonal real property revenue as follows:

	Seasonal real property revenue (in millions)	During the Three Months Ended
Year		March 31	June 30	September 30	December 31	Total
2023	$348.7	20.8%	25.9%	28.6%	24.7%	100.0%

SUN COMMUNITIES, INC.
Real Property Operations - Total Portfolio

The following tables reflect certain financial and other information for our real estate operations by segment as of and for the three months ended March 31, 2024 and 2023 (in millions, except for statistical information).

	Three Months Ended March 31, 2024					Three Months Ended March 31, 2023
Financial Information	MH	RV	Marinas	UK	Total	MH	RV	Marinas	UK	Total
Revenues
Real property (excluding transient)	$237.6	$70.0	$92.4	$35.4	$435.4	$223.5	$61.8	$85.4	$27.5	$398.2
Real property - transient	0.4	34.5	4.0	2.6	41.5	0.5	37.8	3.7	1.4	43.4
Total operating revenues	238.0	104.5	96.4	38.0	476.9	224.0	99.6	89.1	28.9	441.6
Expenses
Property operating expenses	75.5	53.3	39.5	22.7	191.0	73.4	54.5	36.9	22.5	187.3
Real Property NOI	$162.5	$51.2	$56.9	$15.3	$285.9	$150.6	$45.1	$52.2	$6.4	$254.3

	As of March 31, 2024					As of March 31, 2023
Other information	MH	RV	Marinas	UK	Total	MH	RV	Marinas	UK	Total
Number of properties	296	179	136	54	665	299	182	135	55	671
Sites, wet slips and dry storage spaces
Sites, wet slips and dry storage spaces(a)	99,930	33,290	48,040	18,110	199,370	100,120	30,860	47,990	17,850	196,820
Transient sites	N/M	25,560	N/A	3,220	28,780	N/M	27,610	N/A	3,260	30,870
Total	99,930	58,850	48,040	21,330	228,150	100,120	58,470	47,990	21,110	227,690

MH and Annual RV Occupancy	96.7%	100.0%	N/A	88.9%	96.5%	96.0%	100.0%	N/A	90.1%	96.1%
N/M = Not meaningful. N/A = Not applicable.
(a) MH annual sites included 10,300 and 9,520 rental homes in our rental program during the three months ended March 31, 2024 and 2023, respectively. Our investment in occupied rental homes at March 31, 2024 was $696.3 million, an increase of 15.7% from $601.8 million at March 31, 2023.

For the three months ended March 31, 2024, the $31.6 million, or 12.4% increase in Real Property NOI as compared to the same period in 2023, consists of $12.1 million from Same Property MH, $3.8 million from Same Property RV, $3.6 million from Same Property Marina, $3.3 million from Same Property UK and $8.8 million, net from other recently acquired or developed properties and other items.

SUN COMMUNITIES, INC.
Real Property Operations - North America Same Property Portfolio

Same Property refers to properties that we have owned for at least the preceding year, exclusive of properties recently completed or under construction, and other properties as determined by management. The Same Property data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions or unique situations. In order to evaluate the growth of the Same Property portfolio, management has classified certain items differently than our GAAP statement. The reclassification difference between our GAAP statements and our Same Property portfolio is the reclassification of utility revenues from real property revenue to operating expenses. Additionally, prior period Canadian currency figures have been translated at 2024 average exchange rates for constant currency comparability.

The following tables reflect certain financial and other information for our Same Property MH, RV and Marina portfolios as of and for the three months ended March 31, 2024 and 2023 (in millions, except for statistical information):

	Three Months Ended
	March 31, 2024				March 31, 2023				Total Change	% Change(c)
	MH(a)	RV(a)	Marina	Total	MH(a)	RV(a)	Marina	Total		MH	RV	Marina	Total(d)
Financial information
Same Property Revenues
Real property (excluding transient)	$218.0	$65.1	$78.9	$362.0	$204.1	$57.4	$73.5	$335.0	$27.0	6.8%	13.4%	7.3%	8.0%
Real property - transient	0.4	31.3	3.9	35.6	0.4	36.0	3.7	40.1	(4.5)	19.0%	(13.2)%	4.9%	(11.2)%
Total Same Property operating revenues	218.4	96.4	82.8	397.6	204.5	93.4	77.2	375.1	22.5	6.8%	3.1%	7.1%	6.0%
Same Property Expenses
Same Property operating expenses(b)(d)	56.2	46.2	31.4	133.8	54.4	47.0	29.4	130.8	3.0	3.4%	(1.8)%	6.5%	2.2%
Real Property NOI(d)	$162.2	$50.2	$51.4	$263.8	$150.1	$46.4	$47.8	$244.3	$19.5	8.0%	8.1%	7.5%	7.9%

Other information
Number of properties	291	165	127	583	291	165	127	583
Sites, wet slips and dry storage spaces	99,130	55,720	43,450	198,300	99,280	55,430	43,460	198,170
(a) Same property results for our MH and RV properties reflect constant currency for comparative purposes. Canadian currency figures in the prior comparative period have been translated at the average exchange rate during the three months ended March 31, 2024 of $0.7418 USD per Canadian dollar.
(b) We net certain utilities revenues (which include utility reimbursement revenues from residents) against related utility expenses in property operating expenses as follows (in millions):

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	MH	RV	Marina	Total	MH	RV	Marina	Total
Utility revenue netted against related utility expense	$18.4	$4.1	$5.5	$28.0	$18.4	$4.1	$5.2	$27.7
(c) Percentages are calculated based on unrounded numbers.

SUN COMMUNITIES, INC.
Real Property Operations - North America Same Property Portfolio (Continued)

(d) Total Same Property operating expenses consist of the following components for the periods shown (in millions), and exclude amounts invested into recently acquired properties to bring them up to our standards.

	Three Months Ended
	March 31, 2024	March 31, 2023	Change	% Change
Payroll and benefits	$42.7	$43.4	$(0.7)	(1.7)%
Real estate taxes	28.8	28.0	0.8	2.5%
Supplies and repairs	15.5	14.4	1.1	7.6%
Utilities	13.9	14.5	(0.6)	(4.7)%
Legal, state / local taxes, and insurance	14.4	14.6	(0.2)	(0.9)%
Other	18.5	15.9	2.6	16.9%
Total Same Property Operating Expenses	$133.8	$130.8	$3.0	2.2%

North America Same Property Summary (in whole units)

	As of
	March 31, 2024		March 31, 2023
	MH	RV	MH	RV
Other information
Number of properties	291	165	291	165

Sites
MH and Annual RV sites	99,130	32,440	99,280	30,700
Transient RV sites	N/A	23,280	N/A	24,730
Total	99,130	55,720	99,280	55,430

MH and Annual RV Occupancy
Occupancy(a)	97.2%	100.0%	96.6%	100.0%
Monthly base rent per site	$686	$608	$647	$567
% change in monthly base rent(b)	6.0%	7.2%	N/A	N/A

Rental Program Statistics included in MH:
Number of occupied sites, end of period(c)	10,120	N/A	9,500	N/A
Monthly rent per site - MH Rental Program	$1,312	N/A	$1,247	N/A
% change(c)	5.3%	N/A	N/A	N/A
N/A = Not applicable.
(a) Same Property adjusted blended occupancy for MH and RV combined increased to 98.9% at March 31, 2024, from 97.1% at March 31, 2023. The 180 basis point increase was driven by MH expansion fills and the conversion of transient RV sites to annual sites. Same Property blended occupancy for MH and RV was 97.9% at March 31, 2024, up 50 basis points from 97.4% at March 31, 2023. The 50 basis point increase was driven by MH expansion fills and the conversion of transient RV sites to annual sites.
(b) Calculated using actual results without rounding.
(c) Occupied rental program sites in Same Property are included in total sites.

SUN COMMUNITIES, INC.
Real Property Operations - UK Same Property Portfolio

The following tables reflect certain financial and other information for our Same Property UK portfolio as of and for the three months ended March 31, 2024 and 2023 (in millions, except for statistical information):

	Three Months Ended
	March 31, 2024	March 31, 2023	% Change(b)
Financial Information(a)
Same Property Revenues
Real property (excluding transient)	$24.9	$23.0	8.3%
Real property - transient	2.6	1.5	75.9%
Total Same Property operating revenues	27.5	24.5	12.3%
Same Property Expenses
Same Property operating expenses(c)	16.8	17.1	(1.7)%
Real Property NOI	$10.7	$7.4	44.5%
Other Information
Number of properties	53	53
(a) Same Property results for the Company's properties reflect constant currency for comparative purposes. United Kingdom currency figures in the prior comparative period have been translated at the average exchange rate of $1.2681 USD per Pound sterling, during the three months ended March 31, 2024.
(b) Percentages are calculated based on unrounded numbers.
(c) We net certain utilities revenues (which include utility reimbursement revenues from residents) against related utility expenses in property operating expenses as follows (in millions):

	Three Months Ended
	March 31, 2024	March 31, 2023
Utility revenue netted against related utility expense	$4.7	$4.8

UK Same Property Summary (in whole units)

	As of
	March 31, 2024	March 31, 2023	Change(a)
Other Information
Number of properties	53	53	—

Sites
UK	16,690	16,440	250
UK Transient	3,060	3,130	(70)

Occupancy(b)	89.4%	90.7%	(1.3)%
Monthly base rent per site	$521	$481	$40
(a) Calculated using actual results without rounding.
(b) Adjusting for recently delivered and vacant expansion sites, Same Property adjusted occupancy decreased by 40 basis points year over year, to 90.4% at March 31, 2024, from 90.8% at March 31, 2023.

SUN COMMUNITIES, INC.
For the three months ended March 31, 2024 and 2023:

•The MH segment increase in NOI of $12.1 million, or 8.0%, when compared to the same period in 2023 is primarily due to an increase in Real property (excluding transient) revenue of $13.9 million, or 6.8%. Real property (excluding transient) revenue increased primarily due to a 6.0% increase in monthly base rent.

•The RV segment increase in NOI of $3.8 million, or 8.1%, when compared to the same period in 2023 is primarily due to an increase in Real property (excluding transient) revenue of $7.7 million, or 13.4%, partially offset by a decrease in Real property-transient revenue of $4.7 million, or 13.2%. The increase in Real property - (excluding transient) revenue was primarily due to a 7.2% increase in monthly base rent and conversions of transient RV sites to annual RV sites.

•The Marina segment increase in NOI of $3.6 million, or 7.5%, when compared to the same period in 2023 is primarily due to the $5.4 million, or 7.3%, increase in Real property (excluding transient) revenue.

•The UK segment increase in NOI of $3.3 million, or 44.5%, when compared to the same period in 2023 is primarily due to the $1.9 million, or 8.3%, increase in Real property (excluding transient) revenue.

SUN COMMUNITIES, INC.
Home Sales Summary

We sell new and pre-owned homes to current and prospective residents and customers in our communities. This inventory is purchased from manufacturers, lenders, dealers, former residents or customers.

The following table reflects certain financial and statistical information for our home sales program for the three months ended March 31, 2024 and 2023 (in millions, except for average selling price and statistical information):

	Three Months Ended
	March 31, 2024	March 31, 2023	Change	% Change
MH
Home sales	$32.8	$47.2	$(14.4)	(30.5)%
Home cost and selling expenses	26.2	36.0	(9.8)	(27.2)%
NOI	$6.6	$11.2	$(4.6)	(41.1)%
NOI margin %	20.1%	23.7%	(3.6)%

UK
Home sales	$36.1	$39.1	$(3.0)	(7.7)%
Home cost and selling expenses	25.7	26.6	(0.9)	(3.4)%
NOI	$10.4	$12.5	$(2.1)	(16.8)%
NOI margin %	28.8%	32.0%	(3.2)%

Total
Home sales	$68.9	$86.3	$(17.4)	(20.2)%
Home cost and selling expenses	51.9	62.6	(10.7)	(17.1)%
NOI	$17.0	$23.7	$(6.7)	(28.3)%
NOI margin %	24.7%	27.5%	(2.8)%

Units Sold:
MH	327	589	(262)	(44.5)%
UK	621	589	32	5.4%
Total home sales	948	1,178	(230)	(19.5)%

Average Selling Price:
MH	$100,306	$80,136	$20,170	25.2%
UK homes	$58,132	$66,384	$(8,252)	(12.4)%

NOI - MH
For the three months ended March 31, 2024, the 41.1% decrease in NOI is primarily driven by a 44.5% decrease in total home sales volume as compared to the same period in 2023, partially offset by a 25.2% increase in average selling price.

NOI - UK
For the three months ended March 31, 2024, the 16.8% decrease in NOI is primarily driven by a 12.4% decrease in average selling price as compared to the same period in 2023, partially offset by a 5.4% increase in total home sales volume.

SUN COMMUNITIES, INC.
Other Items - Statements of Operations(1)

The following table summarizes other income and expenses for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended
	March 31, 2024	March 31, 2023	Change	% Change
		As Restated
Service, retail, dining and entertainment, net	$2.0	$2.6	$(0.6)	(23.1)%
Interest income	$4.6	$11.4	$(6.8)	(59.6)%
Brokerage commissions and other, net	$3.0	$9.5	$(6.5)	(68.4)%
General and administrative expense	$78.5	$64.1	$14.4	22.5%
Catastrophic event-related charges, net	$7.2	$1.0	$6.2	N/M
Business combinations	$—	$2.8	$(2.8)	(100.0)%
Depreciation and amortization	$165.3	$155.6	$9.7	6.2%
Asset impairments	$20.7	$2.4	$18.3	N/M
Goodwill impairment	$—	$15.4	$(15.4)	(100.0)%
Loss on extinguishment of debt (see Note 9)	$0.6	$—	$0.6	N/A
Interest expense	$89.7	$76.6	$13.1	17.1%
Interest on mandatorily redeemable preferred OP units / equity	$—	$1.0	$(1.0)	(100.0)%
Loss on remeasurement of marketable securities (see Note 16)	$—	$(19.9)	$19.9	(100.0)%
Gain / (loss) on foreign currency exchanges	$1.1	$(2.7)	$3.8	N/M
Gain / (loss) on dispositions of properties	$5.4	$(1.6)	$7.0	N/M
Other income / (expense), net	$8.0	$(1.0)	$9.0	N/M
Loss on remeasurement of notes receivable (see Note 4)	$(0.7)	$(1.7)	$1.0	58.8%
Income / (loss) from nonconsolidated affiliates (see Note 7)	$1.4	$(0.2)	$1.6	N/M
Income / (loss) on remeasurement of investment in nonconsolidated affiliates (see Note 7)	$5.2	$(4.5)	$9.7	N/M
Current tax expense (see Note 13)	$(2.1)	$(3.9)	$1.8	(46.2)%
Deferred tax benefit (see Note 13)	$5.7	$4.6	$1.1	23.9%
Preferred return to preferred OP units / equity interests	$3.2	$2.4	$0.8	33.3%
Loss attributable to noncontrolling interests	$(1.3)	$(5.8)	$4.5	(77.6)%
(1)Only items determined by management to be material, of interest, or unique to the periods disclosed above are explained below.
N/M = Percentage change is not meaningful.

Interest income - for the three months ended March 31, 2024, decreased primarily due to having fewer loans outstanding to real estate operators than during the same period in 2023. Refer to Note 4, "Notes and Other Receivables," in our accompanying Consolidated Financial Statements for additional information.

Brokerage commissions and other, net - for the three months ended March 31, 2024, decreased primarily due to a decrease in the number of brokered home sales reducing total brokerage commissions as compared to the same period in 2023, and a decrease in dividend income as a result of the sale of our stake in the common shares of Ingenia in 2023. Refer to Note 16, "Fair Value Measurements," in our accompanying Consolidated Financial Statements for additional information.

General and administrative expense - for the three months ended March 31, 2024, increased primarily due to non-recurring transaction costs related to the settlement of a loan provided to a real estate operator, other costs associated with potential acquisitions that will not close, and an increase in payroll costs at our UK segment, as compared to the same periods in 2023.

Catastrophic event-related charges, net - for the three months ended March 31, 2024, increased primarily due to incremental asset impairment and debris removal charges of $4.7 million driven by flooding at an RV community in New Hampshire.

Business combinations - for the three months ended March 31, 2024, decreased primarily as a result of no new acquisitions accounted for as business combinations during 2024 as compared to such acquisitions in the same period in 2023. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

Asset impairments - for the three months ended March 31, 2024, includes charges related to non-continuing expansion and development projects as well as the write off of other financial assets.

SUN COMMUNITIES, INC.
Goodwill impairment - for the three months ended March 31, 2024, was zero as compared to goodwill impairment charges of $15.4 million related to the UK reporting segment during the same period in 2023. Refer to Note 6, "Goodwill and Other Intangible Assets," in our accompanying Consolidated Financial Statements for additional information.

Interest expense - for the three months ended March 31, 2024, increased due to a higher debt balance and higher weighted average interest rate as compared to the same period in 2023. Refer to Note 9, "Debt and Line of Credit," of our accompanying Consolidated Financial Statements for additional information.

Loss on remeasurement of marketable securities - for the three months ended March 31, 2024, was zero due to the sale of our publicly traded marketable securities in Ingenia in 2023, as compared to a loss of $19.9 million during the same period in 2023. Refer to Note 16, "Fair Value Measurements" in our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on foreign currency exchanges - for the three months ended March 31, 2024, was a gain of $1.1 million, as compared to a loss of $2.7 million during the same period in 2023 primarily due to the termination of the Pound sterling denominated term loan under our Senior Credit Facility in the current period. Refer to Note 9, "Debt and Line of Credit" in our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on dispositions of properties - for the three months ended March 31, 2024 was a gain of $5.4 million on the sale of two properties as compared to a loss of $1.6 million on the sale of two land parcels during the same period in 2023. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

Other income / (expense), net - for the three months ended March 31, 2024, was a gain of $8.0 million primarily due to a litigation settlement gain of $10.3 million related to our Marina segment, as compared to a loss of $1.0 million related to long-term lease termination expenses during the same period in 2023.

Income / (loss) on remeasurement of investment in nonconsolidated affiliates - for the three months ended March 31, 2024, was a gain of $5.2 million as compared to a loss of $4.5 million during the same period in 2023 due to the fluctuation of the fair value of our nonconsolidated affiliates. Refer to Note 7, "Investments in Nonconsolidated Affiliates," in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.
RECONCILIATION OF NET LOSS ATTRIBUTABLE TO SUI COMMON SHAREHOLDERS TO FFO

The following table reconciles Net loss attributable to SUI common shareholders to FFO for the three months ended March 31, 2024 and 2023 (in millions, except for per share amounts):

	Three Months Ended
	March 31, 2024	March 31, 2023
		As Restated
Net Loss Attributable to SUI Common Shareholders	$(27.4)	$(44.9)
Adjustments
Depreciation and amortization	164.5	154.9
Depreciation on nonconsolidated affiliates	0.1	—
Asset impairments	20.7	2.4
Goodwill impairment	—	15.4
Loss on remeasurement of marketable securities	—	19.9
(Gain) / loss on remeasurement of investment in nonconsolidated affiliates	(5.2)	4.5
Loss on remeasurement of notes receivable	0.7	1.7
(Gain) / loss on dispositions of properties, including tax effect	(5.3)	3.5
Add: Returns on preferred OP units	2.1	2.1
Add: Loss attributable to noncontrolling interests	(0.9)	(5.7)
Gain on dispositions of assets, net	(5.4)	(7.9)
FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities(1)	$143.9	$145.9

Adjustments
Business combination expense	—	2.8
Acquisition and other transaction costs(2)	9.9	3.7
Loss on extinguishment of debt	0.6	—
Catastrophic event-related charges, net	7.2	1.0
Loss of earnings - catastrophic event-related charges, net(3)	5.3	5.5
(Gain) / loss on foreign currency exchanges	(1.1)	2.7
Other adjustments, net(4)	(12.4)	(3.6)
Core FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities(1)	$153.4	$158.0

Weighted Average Common Shares Outstanding - Diluted	128.7	128.2

FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities Per Share	$1.12	$1.14

Core FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities Per Share	$1.19	$1.23
(1)Excludes the effect of certain anti-dilutive convertible securities.
(2)These costs represent (i) nonrecurring integration expenses associated with acquisitions during the three months ended March 31, 2024, and 2023, (ii) costs associated with potential acquisitions that will not close, (iii) expenses incurred to bring recently acquired properties up to our operating standards, including items such as tree trimming and painting costs that do not meet our capitalization policy.
(3)Loss of earnings - catastrophic event-related charges, net include the following:

	Three Months Ended
	March 31, 2024	March 31, 2023
Hurricane Ian - Three Fort Myers, Florida RV communities impaired
Estimated loss of earnings in excess of the applicable business interruption deductible	$5.3	$5.3
Hurricane Irma - Three Florida Keys communities impaired
Estimated loss of earnings in excess of the applicable business interruption deductible	—	0.2
Loss of earnings - catastrophic event-related charges, net	$5.3	$5.5
(4)Other adjustments, net relates primarily to (i) litigation settlement gain during the three months ended March 31, 2024, and (ii) deferred tax benefit during the three months ended March 31, 2024 and 2023.

SUN COMMUNITIES, INC.
LIQUIDITY AND CAPITAL RESOURCES

Short-term Liquidity

Our principal short-term liquidity demands historically have been, and are expected to continue to be, distributions to our shareholders and the unit holders of the Operating Partnership, property acquisitions, development and expansion of our properties, capital improvement of our properties, the purchase of new and pre-owned homes, and debt repayment. We intend to meet our short-term liquidity requirements through available cash balances, cash flow generated from operations, draws on our Senior Credit Facility, and the use of debt and equity offerings under our shelf registration statement. Refer to Note 9, "Debt and Line of Credit," and Note 10, "Equity and Temporary Equity," in our accompanying Consolidated Financial Statements for additional information.

We also intend to continue to strengthen our capital and liquidity positions by focusing on our core fundamentals, which are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We take a disciplined approach to selecting the optimal mix of financing sources to meet our liquidity demands and minimize our overall cost of capital. Our investment grade credit ratings remain unchanged from the initial rating. We plan to continue to capitalize on our unsecured bond market access to optimize our cost of capital and increase our financial flexibility.

Current market and economic conditions, including relating to, among other things, interest rates, currency fluctuations, equity valuations and inflation, may adversely affect our ability to obtain debt and equity capital in the short term on attractive terms.

Since our initial public offering in 1993, we have demonstrated operational reliability and cash flow strength throughout economic cycles. Our current objectives include streamlining our operations with an emphasis on our reliable real property income. We recognize the headwinds we are facing from a challenging macroeconomic environment and are re-aligning our strategy to focus on our proven, durable income streams. We are positioned for ongoing organic growth with expected rental rate increases, occupancy gains and expense management. In 2024, we expect rental rate growth that exceeds headline inflation with ongoing focus on expense management to continue generating strong organic cash flow growth.

Given a macroeconomic backdrop of sustained higher interest rates, we intend to prioritize debt reduction as our primary use of free cash flow from our operations and of proceeds from selective capital recycling. In addition, we are reducing our development activity considering the more challenging macroeconomic and capital market environment. Capital spending besides projects that are underway will be solely focused on the most strategic opportunities. We also attempt to manage interest rate risks by using interest rate hedging instruments and by monitoring our overall leverage levels. We engage in certain hedging transactions to limit our exposure from the adverse effects of changes in interest rates on borrowing costs of our loans.

Acquisition, development and expansion activities

Subject to market conditions, we intend to selectively identify opportunities to expand our development pipeline and acquire existing properties. We finance acquisitions through available cash, secured financing, draws on our Senior Credit Facility, the assumption of existing debt on properties and the issuance of debt and equity securities. The current higher interest rate environment makes it more expensive to finance acquisitions and fund developments and expansion. We will continue to very selectively pursue acquisition and development opportunities that meet our underwriting criteria.

During the three months ended March 31, 2024, we did not acquire any new operating properties. During the same period, we entered into a ground lease to support one marina with eight wet slips and dry storage spaces. Subsequent to the three months ended March 31, 2024, we acquired three marinas with an aggregate 185 wet slips and dry storage spaces for an aggregate purchase price of approximately $12.0 million.

During the three months ended March 31, 2024, we acquired two land parcels located in the U.S. for $12.9 million. The parcels can accommodate the potential development of over 1,100 sites. We also expanded one of our existing communities by nearly 30 sites and delivered 70 sites at one ground-up development property.

We continue to selectively expand our properties utilizing our inventory of owned and entitled land. We have 18,510 MH and RV sites suitable for future development.

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

Our capital expenditure activity is summarized as follows (in millions):

	Three Months Ended
	March 31, 2024	March 31, 2023
Recurring Capital Expenditures	$30.0	$20.8

Non-Recurring Capital Expenditures and Related Activities
Lot Modifications	6.9	11.3
Growth Projects	30.9	29.7
Rebranding	2.2	2.0
Capital improvements to recent acquisitions	22.5	71.6
Expansion and Development	41.1	89.1
Rental Program	34.3	77.3
Other	(7.3)	—
Total Non-Recurring Capital Expenditure and Related Activities	130.6	281.0
Total Capital Expenditure and Related Activities	$160.6	$301.8

Recurring capital expenditures

Property recurring capital expenditures are necessary to maintain asset quality, including purchasing and replacing items used to operate the communities and marinas. Recurring capital expenditures at our MH, RV and UK properties include major road, driveway and pool improvements; clubhouse renovations; adding or replacing streetlights; playground equipment; signage; maintenance facilities; manager housing and property vehicles. Recurring capital expenditures at our marinas include dredging, dock repairs and improvements, and equipment maintenance and upgrades. The minimum capitalized amount is five hundred dollars.

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

Capital improvements subsequent to acquisition - often require 24 to 36 months to complete after closing and include upgrading clubhouses; landscaping; new street light systems; new mail delivery systems; pool renovations including larger decks, heaters and furniture; new maintenance facilities; lot modifications; and new signage including main signs and internal road signs.

Expansion and development expenditures - consist primarily of construction costs such as roads, activities, and amenities, and costs necessary to complete site improvements, such as driveways, sidewalks and landscaping at our MH, RV and UK communities. Expenditures also include costs to rebuild after damage has been incurred at MH, RV, marina or UK properties, and research and development.

Rental program - consists of investment in the acquisition of homes intended for the Rental Program and the purchase of vacation rental homes at our RV communities. Expenditures for these investments depend upon the condition of the markets for repossessions and new home sales, rental homes and vacation rental homes.

SUN COMMUNITIES, INC.
Cash Flow Activities

Our cash flow activities are summarized as follows (in millions):

	Three Months Ended
	March 31, 2024	March 31, 2023
Net Cash Provided By Operating Activities	$242.5	$194.5
Net Cash Used For Investing Activities	$(127.1)	$(321.9)
Net Cash Provided By / (Used For) Financing Activities	$(25.4)	$111.6
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$(0.2)	$0.2

Cash, cash equivalents and restricted cash increased by $89.8 million from $42.7 million as of December 31, 2023, to $132.5 million as of March 31, 2024.

Operating activities - Net cash provided by operating activities increased by $48.0 million to $242.5 million for the three months ended March 31, 2024, compared to $194.5 million for the three months ended March 31, 2023. The increase in operating cash flow was primarily due to improved Same Property operating performance at our MH and RV communities, marinas, and UK communities, partially offset by an increase in interest expense during the three months ended March 31, 2024 as compared to the corresponding period in 2023.

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

See "Risk Factors" in Part I, Item 1A of our 2023 Annual Report.

Investing activities - Net cash used for investing activities decreased by $194.8 million to $127.1 million for the three months ended March 31, 2024, compared to $321.9 million for the three months ended March 31, 2023. The decrease in Net cash used for investing activities was primarily driven by a decrease in cash deployed to invest in existing properties and acquire new properties, and proceeds received from the disposition of two MH properties during the three months ended March 31, 2024 as compared to the corresponding period in 2023. Refer to the Consolidated Statements of Cash Flows for detail on the net cash used for investing activities during the three months ended March 31, 2024 and 2023. Refer to Note 3, "Real Estate Acquisitions and Dispositions," and Note 20, "Subsequent Events," in our accompanying Consolidated Financial Statements for additional information on acquisitions and investment activity subsequent to March 31, 2024.

Financing activities - Net cash used for financing activities was $25.4 million for the three months ended March 31, 2024, compared to net cash provided by financing activities of $111.6 million for the three months ended March 31, 2023. The change in Net cash provided by / (used for) financing activities was primarily driven by a decrease in net new borrowings during the three months ended March 31, 2024 as compared to the corresponding period in 2023 as part of our strategy to optimize the strength of our balance sheet. Refer to the Consolidated Statements of Cash Flows for detail on the net cash provided by financing activities during the three months ended March 31, 2024 and 2023. Refer to Note 9, "Debt and Line of Credit," in our accompanying Consolidated Financial Statements for additional information.

We are exposed to interest rate variability associated with our outstanding floating rate debt and any maturing debt that has to be refinanced. Interest rate movements impact our borrowing costs and, while as of March 31, 2024, approximately 89% of our total debt was fixed rate financing, including the impact of hedge activity, increases in interest costs are likely to adversely affect our financial results.

SUN COMMUNITIES, INC.
Equity and Debt Activity

At the Market Offering Sales Agreement

We have entered into an At the Market Offering Sales Agreement (the "ATM") with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock through the sales agents, acting as our sales agents or, if applicable, as forward sellers, or directly to the sales agents as principals for their own accounts. Through March 31, 2024, we had entered into forward sales agreements under the ATM for an aggregate gross sales price of $160.6 million.

Marketable Securities

In October 2023, we sold our 41.8 million share position in Ingenia, generating $102.5 million of proceeds, net of underwriting and other fees, with a realized loss of $8.0 million. The proceeds were used to pay down amounts drawn under our Senior Credit Facility.

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

		Carrying Amount
	Principal Amount	March 31, 2024	December 31, 2023
5.5% notes, issued in January 2024 and due in January 2029(1)	$500.0	$495.6	$—
5.7% notes, issued in January 2023 and due in January 2033	400.0	395.8	395.7
4.2% notes, issued in April 2022 and due in April 2032	600.0	592.7	592.6
2.3% notes, issued in October 2021 and due in November 2028	450.0	447.0	446.8
2.7% notes, issued in June 2021 and October 2021, and due in July 2031	750.0	742.6	742.4
Total	$2,700.0	$2,673.7	$2,177.5
(1) In January 2024, the Operating Partnership issued $500.0 million of senior unsecured notes with an interest rate of 5.5% and a five-year term, due January 15, 2029. Interest on the notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2024. The net proceeds from the offering were $495.4 million, after deducting underwriters' discounts and estimated offering expenses. We used the majority of the net proceeds to repay borrowings outstanding under our Senior Credit Facility.

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

SUN COMMUNITIES, INC.
Line of Credit

The Operating Partnership (as borrower), SUI (as guarantor), and certain lenders are parties to a credit agreement which governs our Senior Credit Facility.

Prior to March 2024, the aggregate amount of our Senior Credit Facility was $4.2 billion with the ability to upsize the total borrowings by an additional $800.0 million, subject to certain conditions. The aggregate amount under the Senior Credit Facility consisted of the following: (a) a revolving loan in an amount up to $3.05 billion and (b) a term loan facility of $1.15 billion, with the ability to draw funds from the combined facilities in U.S. dollars, Pound sterling, Euros, Canadian dollars and Australian dollars, subject to certain limitations. The maturity date of the revolving term loan facility is April 7, 2026. At our option that maturity date may be extended two additional six-month periods. The maturity date of the term loan facility was April 7, 2025.

In March 2024, we terminated the term loan facility and settled the associated $1.1 billion of borrowings outstanding under the term loan by increasing our borrowings under the revolving loan of the Senior Credit Facility. Subsequent to the termination of the term loan, our aggregate borrowing capacity under the Senior Credit Facility was reduced to the original capacity under the revolving loan of $3.05 billion. During the three months ended March 31, 2024, we recognized a Loss on extinguishment of debt in our Consolidated Statements of Operations of $0.6 million related to the termination of the term loan facility.

The Senior Credit Facility bears interest at a floating rate based on the Adjusted Term SOFR, the Adjusted Eurocurrency Rate, the Australian BBSY, the Daily SONIA Rate or the Canadian Dollar Offered Rate, as applicable, plus a margin, in all cases, which can range from 0.725% to 1.6%, subject to certain adjustments. As of March 31, 2024, the margins based on our credit ratings were 0.85% on the revolving loan facility.

At the lenders' option, the Senior Credit Facility will become immediately due and payable upon an event of default under the Credit Facility Agreement. We had $1.7 billion and $944.1 million of borrowings outstanding under the revolving loan as of March 31, 2024 and December 31, 2023, respectively. We also had zero and $1.1 billion of borrowings outstanding under the term loan on the Senior Credit Facility as of March 31, 2024 and December 31, 2023, respectively. These balances are recorded in Unsecured debt on the Consolidated Balance Sheets.

The Senior Credit Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under the Senior Credit Facility, but does reduce the borrowing amount available. We had $11.2 million and $26.2 million of outstanding letters of credit at March 31, 2024 and December 31, 2023, respectively.

Financial Covenants

Pursuant to the terms of the Senior Credit Facility, we are subject to various financial and other covenants. The most restrictive financial covenants for the Senior Credit Facility are as follows:

Covenant	Requirement	As of March 31, 2024
Maximum leverage ratio	<65.0%	34.2%
Minimum fixed charge coverage ratio	>1.40	3.08
Maximum secured leverage ratio	<40.0%	12.9%

In addition, we are required to maintain the following covenants with respect to the senior unsecured notes payable:

Covenant	Requirement	As of March 31, 2024
Total debt to total assets	≤60.0%	41.5%
Secured debt to total assets	≤40.0%	18.5%
Consolidated income available for debt service to debt service	≥1.50	3.84
Unencumbered total asset value to total unsecured debt	≥150.0%	334.6%

As of March 31, 2024, we were in compliance with the above covenants and do not anticipate that we will be unable to meet these covenants in the near term.

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

During the three months ended March 31, 2024, we entered into one interest rate swap contract with a notional value of $25.0 million to hedge interest rate risk associated with a future debt offering.

During the three months ended March 31, 2024, in connection with the issuance of $500.0 million of senior unsecured notes with an interest rate of 5.5% and a five-year term, due January 15, 2029, we settled seven forward swap contracts totaling $255.0 million and paid a net settlement payment of $2.3 million to several counterparties. Refer to Note 15, "Derivative Financial Instruments," in our accompanying Consolidated Financial Statements for additional information.

During the year ended December 31, 2023, we entered into derivative contracts with aggregate notional amounts of $582.3 million and terminated derivative contracts with aggregate notional amounts of $300.0 million and received an aggregate cash settlement of $13.4 million.

Long-term Financing and Capital Requirements

Long-term Financing

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, expansion and development of properties, other nonrecurring capital improvements and Operating Partnership unit redemptions through long-term unsecured and secured debt and the issuance of certain debt or equity securities subject to market conditions. If current market and economic conditions, including relating to, among other things, interest rates, currency fluctuations, equity valuations and inflation, continue or worsen, our ability to obtain debt and equity capital in the long term on attractive terms may be adversely affected.

As of March 31, 2024 we had unrestricted cash on hand of $118.9 million, $1.3 billion of remaining capacity on the Senior Credit Facility, and a total of 509 unencumbered MH, RV, marina and UK properties.

From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, issue unsecured notes, obtain other debt financing or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the MH, RV and marina industries at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those markets could make borrowing more difficult to secure, more expensive or effectively unavailable. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing unsecured debt as maturities become due. See "Risk Factors" in Part I, Item 1A of our 2023 Annual Report. If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of March 31, 2024, our net debt to enterprise value was 31.7% (assuming conversion of all common and preferred OP units to shares of common stock). Our debt has a weighted average interest rate of 4.21% and a weighted average years to maturity of 6.8.

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

SUN COMMUNITIES, INC.
GTSC - During September 2019, GTSC entered into a warehouse line of credit with a maximum loan amount of $125.0 million. The line of credit was subsequently amended, with the maximum amount increased to $325.0 million as of December 31, 2022, with an option to increase to $375.0 million subject to the lender's consent. As of March 31, 2024 and December 31, 2023, the aggregate carrying amount of debt, including both our and our partner's share, incurred by GTSC was $267.5 million (of which our proportionate share is $107.0 million), and $261.3 million (of which our proportionate share is $104.5 million), respectively. The debt bears interest at a variable rate based on a Commercial Paper or adjusted SOFR plus a margin ranging from 1.65% to 2.5% per annum and matures on December 15, 2026.

Sungenia JV - During May 2020, Sungenia JV, entered into a debt facility agreement with a maximum loan amount of $27.0 million Australian dollars, or $17.6 million converted at the March 31, 2024 exchange rate. During July 2022, the maximum amount was increased to $50.0 million Australian dollars, or $32.6 million converted at the March 31, 2024 exchange rate. As of March 31, 2024 and December 31, 2023, the aggregate carrying amount of the debt, including both our and our partners' share, incurred by Sungenia JV was $26.3 million (of which our proportionate share is approximately $13.1 million), and $25.2 million (of which our proportionate share is $12.6 million), respectively. The debt bears interest at a variable rate based on the BBSY rate plus a margin ranging from 1.35% to 1.4%, subject to adjustment for additional future commitments, per annum and matures on June 30, 2027.

SUN COMMUNITIES, INC.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains various "forward-looking statements" within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this document that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as "forecasts," "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projected," "projections," "plans," "predicts," "potential," "seeks," "anticipates," "anticipated," "should," "could," "may," "will," "designed to," "foreseeable future," "believe," "believes," "scheduled," "guidance," "target" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this document, some of which are beyond our control. These risks and uncertainties and other factors may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under "Risk Factors" in our 2023 Annual Report, and in our other filings with the SEC, from time to time, such risks, uncertainties and other factors include, but are not limited to:

∙	Changes in general economic conditions, including inflation, deflation, energy costs, the real estate industry and the markets within which we operate;
∙	Difficulties in our ability to evaluate, finance, complete and integrate acquisitions, developments and expansions successfully;
∙	Our liquidity and refinancing demands;
∙	Our ability to obtain or refinance maturing debt;
∙	Our ability to maintain compliance with covenants contained in our debt facilities and our unsecured notes;
∙	Availability of capital;
∙	Outbreaks of disease and related restrictions on business operations;
∙	Changes in foreign currency exchange rates, including between the U.S. dollar and each of the Canadian dollar, Australian dollar and Pound sterling;
∙	Our ability to maintain rental rates and occupancy levels;
∙	Our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
∙	Our remediation plan and our ability to remediate the material weaknesses in our internal control over financial reporting;
∙	Expectations regarding the amount or frequency of impairment losses, including as a result of the write-down of intangible assets, including goodwill;
∙	Increases in interest rates and operating costs, including insurance premiums and real estate taxes;
∙	Risks related to natural disasters such as hurricanes, earthquakes, floods, droughts and wildfires;
∙	General volatility of the capital markets and the market price of shares of our capital stock;
∙	Our ability to maintain our status as a REIT;
∙	Changes in real estate and zoning laws and regulations;
∙	Legislative or regulatory changes, including changes to laws governing the taxation of REITs;
∙	Litigation, judgments or settlements, including costs associated with prosecuting or defending claims and any adverse outcomes;
∙	Competitive market forces;
∙	The ability of purchasers of manufactured homes and boats to obtain financing; and
∙	The level of repossessions by manufactured home and boat lenders.

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

Our variable rate debt totaled $895.5 million and $1.2 billion as of March 31, 2024 and 2023 respectively, after adjusting for the impact of hedging in place through the use of interest rate swaps. As of March 31, 2024 and 2023, our variable debt bore interest at the Adjusted Term SOFR, the Adjusted Eurocurrency Rate, the Australian BBSY rate, the Daily SONIA Rate or the Canadian Dollar Offered Rate, and the Eurodollar rate or Prime rate plus a margin. If the above rates increased or decreased by 1.0%, our interest expense would have increased or decreased by $2.4 million and $3.5 million for the three months ended March 31, 2024 and 2023, respectively, based on the $968.9 million and $1.4 billion average balance outstanding under our variable rate debt facilities, respectively. Our variable rate debt, interest expense and average balance outstanding under our variable rate debt facility includes the impact of hedge activity.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the risk that fluctuations in currencies against the U.S. dollar will negatively impact our results of operations. We are exposed to foreign currency exchange rate risk as a result of remeasurement and translation of the assets and liabilities of our properties in the United Kingdom and Canada, and our joint venture in Australia, into U.S. dollars. Fluctuations in foreign currency exchange rates can therefore create volatility in our results of operations and may adversely affect our financial condition.

At March 31, 2024 and December 31, 2023, our shareholder's equity included $836.3 million and $893.9 million from our investments and operations in the United Kingdom, Canada and Australia which collectively represented 11.9% and 12.5% of total shareholder's equity, respectively. Based on our sensitivity analysis, a 10.0% strengthening of the U.S. dollar against the Pound sterling, Canadian dollar and Australian dollar would have caused a reduction of $83.6 million and $89.4 million to our total shareholder's equity at March 31, 2024 and December 31, 2023, respectively.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at March 31, 2024. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below. These material weaknesses have not been remediated as of March 31, 2024.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described in Part II, Item 9A "Controls and Procedures" of our 2023 Annual Report, as of December 31, 2023, management identified a material weakness relating to the design of management's review controls of potential triggering events related to the evaluation for impairment of goodwill relating to our Park Holidays business within the UK reporting segment.

Subsequent to the quarter ended March 31, 2024, management identified a material weakness relating to the design of management's review controls of the testing for long-lived asset impairments as of March 31, 2024, relating to certain other properties within the UK reporting segment. Management has concluded that this material weakness did not create any material misstatement to previously issued financial statements for any prior periods or the current period.

Remediation of Material Weaknesses

The Company and its Board of Directors are committed to maintaining a strong internal control environment. Management, with oversight from the Audit Committee of the Board of Directors, has developed, and is implementing, a comprehensive plan to remediate the material weaknesses. Remediation efforts are focused on more rigorous policies and procedures and sufficiency of reviews for the Company's evaluation of impairment for goodwill and long-lived assets. These efforts will include enhanced education and training from third party specialists, development of a continuous process for monitoring, assessment and communication, as well as involvement of additional key stakeholders in reviews.

Management believes the measures described above will remediate the material weaknesses that we have identified. As management continues to evaluate and improve our disclosure controls and procedures and internal control over financial reporting, we may decide to take additional measures to address control deficiencies or determine to modify certain of the remediation measures identified.

We will not be able to conclude whether these efforts will fully remediate the material weaknesses until the updated controls have operated for a sufficient period of time and management has concluded, through testing, that such controls are operating effectively.

Changes in internal control over financial reporting

During the quarter ended March 31, 2024, we launched and adopted a new integrated ERP system, which replaced many of our existing core financial systems. The system enhances efficiencies and simplifies our accounting and reporting processes. In conjunction with the implementation of the ERP system, our internal processes, procedures and controls have been updated accordingly.

Except as discussed in the preceding paragraph and above under "Remediation of Material Weaknesses," there were no changes in internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COMMUNITIES, INC.
PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Legal Proceedings

We are involved in various legal proceedings. Refer to "Legal Proceedings" in Part 1 - Item 1 - Note 17, "Commitments and Contingencies," in our accompanying Notes to the Consolidated Financial Statements.

Environmental Matters

Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed an applied threshold not to exceed $1.0 million. Applying this threshold, there are no environmental matters to disclose for the three months ended March 31, 2024.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part 1, Item 1A., "Risk Factors," in our 2023 Annual Report, which could materially affect our business, financial condition or future results. There have been no material changes to the disclosure on these matters as set forth in such report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Holders of our OP units have converted the following units during the three months ended March 31, 2024:

		Three Months Ended
		March 31, 2024
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)
Common OP units	1.0000	55,781	55,781
Series A-1 preferred OP units	2.4390	10,332	25,195
Series C preferred OP units	1.1100	100	111
Series G preferred OP units	0.6452	4,898	3,160
Series H preferred OP units	0.6098	9	5
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.

All of the securities described above were issued in private placements in reliance on Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.

Purchases of Equity Securities

The following table summarizes our common stock repurchases during the three months ended March 31, 2024:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Period	(a)	(b)	(c)	(d)
January 1, 2024 - January 31, 2024	875	$131.24	—	$—
February 1, 2024 - February 29, 2024	21,666	$130.19	—	$—
March 1, 2024 - March 31, 2024	35,673	$131.28	—	$—
Total	58,214	$130.87	—	$—

During the three months ended March 31, 2024, we withheld 58,214 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Sun Communities, Inc. Articles of Restatement	Incorporated by reference to Exhibit 3.1 to Sun Communities, Inc.'s Annual Report on Form 10-K filed on February 22, 2018
3.2	Fourth Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to Sun Communities, Inc.'s Current Report on Form 8-K filed on February 21, 2023
3.3	Sun Communities, Inc. Articles of Amendment effective May 18, 2023	Incorporated by reference to Exhibit 3.1 to Sun Communities, Inc.'s Current Report on Form 8-K filed on May 19, 2023
4.1	Indenture, dated as of June 28, 2021 by and between Sun Communities Operating Limited Partnership and UMB Bank, N.A. as trustee.	Incorporated by reference to Exhibit 4.1 to Sun Communities, Inc.'s Current Report on Form 8-K filed on June 28, 2021
4.2	Fifth Supplemental Indenture, dated as of January 11, 2024 by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc., and UMB Bank, N.A. as trustee.	Incorporated by reference to Exhibit 4.2 of Sun Communities, Inc.'s Current Report on Form 8-K filed on January 11, 2024
4.3	Form of Global Note for 5.500% Notes due 2029	Incorporated by reference to Exhibit 4.3 of Sun Communities, Inc.'s Current Report on Form 8-K filed on January 11, 2024
10.1	Cooperation Agreement, dated February 15, 2024, by and between Sun Communities, Inc. and Land & Buildings Investment Management LLC.	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed on February 16, 2024
10.2#	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Fernando Castro-Caratini dated March 20, 2024	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed on March 21, 2024
10.3#	Third Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Bruce Thelen dated March 20, 2024	Incorporated by reference to Exhibit 10.2 of Sun Communities, Inc.'s Current Report on Form 8-K filed on March 21, 2024
10.4#	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Marc Farrugia dated March 20, 2024	Incorporated by reference to Exhibit 10.3 of Sun Communities, Inc.'s Current Report on Form 8-K filed on March 21, 2024
22.1	List of issuers of guaranteed securities	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Exhibit No.	Description	Method of Filing
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	Filed herewith
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

Dated: May 2, 2024	By:	/s/ Fernando Castro-Caratini
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)