Form 10-Q
period 2024-06-30
SUN COMMUNITIES INC
filed 2024-08-01
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

or

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

Number of shares of Common Stock, $0.01 par value per share, outstanding as of July 25, 2024: 124,669,886

SUN COMMUNITIES, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In millions, except for per share amounts)

	(Unaudited)
	June 30, 2024	December 31, 2023
Assets
Land	$4,555.0	$4,278.2
Land improvements and buildings	11,619.4	11,682.2
Rental homes and improvements	769.2	744.4
Furniture, fixtures and equipment	1,073.3	1,011.7
Investment property	18,016.9	17,716.5
Accumulated depreciation	(3,552.2)	(3,272.9)
Investment property, net (see Note 8 at VIEs)	14,464.7	14,443.6
Cash, cash equivalents and restricted cash (see Note 8 at VIEs)	104.2	42.7
Inventory of manufactured homes	182.3	205.6
Notes and other receivables, net	417.4	421.6
Collateralized receivables, net	54.3	56.2
Goodwill	731.7	733.0
Other intangible assets, net (see Note 8 at VIEs)	354.2	369.5
Other assets, net (see Note 8 at VIEs)	702.3	668.5
Total Assets	$17,011.1	$16,940.7
Liabilities
Mortgage loans payable (see Note 9; Note 8 at VIEs)	$3,452.0	$3,478.9
Secured borrowings on collateralized receivables (See Note 5)	54.3	55.8
Unsecured debt (see Note 9; Note 8 at VIEs)	4,346.5	4,242.6
Distributions payable	119.7	118.2
Advanced reservation deposits and rent (see Note 8 at VIEs)	423.3	344.5
Accrued expenses and accounts payable (see Note 8 at VIEs)	406.3	313.7
Other liabilities (see Note 8 at VIEs)	979.5	953.1
Total Liabilities	9,781.6	9,506.8
Commitments and contingencies (see Note 17)
Temporary equity (see Note 10; Note 8 at VIEs)	259.7	260.9
Shareholders' Equity
Common stock, $0.01 par value. Authorized: 360.0 shares; Issued and outstanding: 124.7 at June 30, 2024 and 124.4 at December 31, 2023	1.2	1.2
Additional paid-in capital	9,481.2	9,466.9
Accumulated other comprehensive income	6.0	12.2
Distributions in excess of accumulated earnings	(2,604.1)	(2,397.5)
Total SUI Shareholders' Equity	6,884.3	7,082.8
Noncontrolling interests
Common and preferred OP units	84.8	90.2
Consolidated entities (see Note 8 at VIEs)	0.7	—
Total noncontrolling interests	85.5	90.2
Total Shareholders' Equity	6,969.8	7,173.0
Total Liabilities, Temporary Equity and Shareholders' Equity	$17,011.1	$16,940.7

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues		As Restated		As Restated
Real property	$551.4	$526.0	$1,028.3	$967.6
Home sales	107.5	122.6	176.4	208.9
Service, retail, dining and entertainment	188.6	191.0	306.5	293.4
Interest	5.3	14.0	9.9	25.4
Brokerage commissions and other, net	11.2	9.8	14.2	19.3
Total Revenues	864.0	863.4	1,535.3	1,514.6
Expenses
Property operating and maintenance	188.7	179.6	348.4	336.8
Real estate tax	31.4	30.0	62.7	60.1
Home costs and selling	76.8	86.4	128.7	149.0
Service, retail, dining and entertainment	165.9	165.0	281.8	264.8
General and administrative	65.3	62.7	143.8	126.8
Catastrophic event-related charges, net (see Note 17)	2.3	(0.1)	9.5	0.9
Business combinations	0.2	0.2	0.2	3.0
Depreciation and amortization	172.8	164.1	338.1	319.7
Asset impairments (see Note 16)	11.6	6.5	32.3	8.9
Goodwill impairment (see Note 6)	—	309.7	—	325.1
Loss on extinguishment of debt (see Note 9)	—	—	0.6	—
Interest	89.8	79.2	179.5	155.8
Interest on mandatorily redeemable preferred OP units / equity	—	0.9	—	1.9
Total Expenses	804.8	1,084.2	1,525.6	1,752.8
Income / (Loss) Before Other Items	59.2	(220.8)	9.7	(238.2)
Gain / (loss) on remeasurement of marketable securities	—	5.8	—	(14.1)
Gain / (loss) on foreign currency exchanges	(2.8)	2.7	(1.7)	—
Gain / (loss) on dispositions of properties (see Note 3)	2.5	(0.6)	7.9	(2.2)
Other income / (expense), net	(1.6)	(0.8)	6.4	(1.8)
Loss on remeasurement of notes receivable (see Note 4)	(0.4)	(0.1)	(1.1)	(1.8)
Income / (loss) from nonconsolidated affiliates (see Note 7)	3.0	(0.7)	4.4	(0.9)
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates (see Note 7)	0.1	—	5.3	(4.5)
Current tax expense (see Note 13)	(5.3)	(5.4)	(7.4)	(9.3)
Deferred tax benefit (see Note 13)	3.7	7.7	9.4	12.3
Net Income / (Loss)	58.4	(212.2)	32.9	(260.5)
Less: Preferred return to preferred OP units / equity interests	3.2	3.2	6.4	5.6
Less: Income / (loss) attributable to noncontrolling interests	3.1	(7.8)	1.8	(13.6)
Net Income / (Loss) Attributable to SUI Common Shareholders	$52.1	$(207.6)	$24.7	$(252.5)

Weighted average common shares outstanding - basic	123.7	123.4	123.7	123.4
Weighted average common shares outstanding - diluted	123.7	126.1	126.4	126.2

Basic earnings / (loss) per share (see Note 14)	$0.42	$(1.67)	$0.20	$(2.03)
Diluted earnings / (loss) per share (see Note 14)	$0.42	$(1.68)	$0.20	$(2.04)

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
(In millions) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
		As Restated		As Restated
Net Income / (Loss)	$58.4	$(212.2)	$32.9	$(260.5)
Foreign Currency Translation
Foreign currency translation gain / (loss) arising during period	1.6	14.3	(7.6)	31.2
Adjustment for accumulated foreign currency translation loss reclassified into earnings	—	—	—	11.9
Net foreign currency translation gain / (loss)	1.6	14.3	(7.6)	43.1
Cash Flow Hedges
Change in unrealized gain on interest rate derivatives	2.6	19.0	11.4	10.4
Less: Interest rate derivative gain reclassified to earnings	(5.0)	(3.2)	(9.9)	(5.5)
Net unrealized gain / (loss) on interest rate derivatives	(2.4)	15.8	1.5	4.9
Total Comprehensive Income / (Loss)	57.6	(182.1)	26.8	(212.5)
Less: Comprehensive (income) / loss attributable to noncontrolling interests	(3.0)	6.5	(1.9)	11.7
Comprehensive Income / (Loss) Attributable to SUI	$54.6	$(175.6)	$24.9	$(200.8)

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions) (Unaudited)

			Shareholders' Equity
	Temporary Equity	Common Stock (Shares)	Common Stock ($Value)	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (Loss)	Noncontrolling Interests	Total Shareholders' Equity	Total Equity
Balance at December 31, 2023	$260.9	124.4	$1.2	$9,466.9	$(2,397.5)	$12.2	$90.2	$7,173.0	$7,433.9
Issuance of common stock and common OP units, net	—	0.3	—	(0.3)	—	—	0.6	0.3	0.3
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.2)	—	(7.6)	—	—	—	(7.6)	(7.6)
Conversions	(0.5)	0.1	—	2.1	—	—	(1.6)	0.5	—
Share-based compensation - amortization and forfeitures	—	—	—	10.3	0.1	—	—	10.4	10.4
Other comprehensive income / (loss)	—	—	—	—	—	(5.5)	0.2	(5.3)	(5.3)
Net loss	(0.3)	—	—	—	(24.2)	—	(1.0)	(25.2)	(25.5)
Distributions	(2.3)	—	—	—	(117.1)	—	(3.5)	(120.6)	(122.9)
OP units accretion	1.9	—	—	—	(1.9)	—	—	(1.9)	—
Balance at March 31, 2024	$259.7	124.6	$1.2	$9,471.4	$(2,540.6)	$6.7	$84.9	$7,023.6	$7,283.3
Issuance of common stock and common OP units, net	—	—	—	(0.3)	—	—	2.5	2.2	2.2
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	—	—	(1.3)	—	—	—	(1.3)	(1.3)
Conversions	(0.8)	0.1	—	0.8	—	—	—	0.8	—
Share-based compensation - amortization and forfeitures	—	—	—	10.6	0.1	—	—	10.7	10.7
Other comprehensive loss	—	—	—	—	—	(0.7)	(0.1)	(0.8)	(0.8)
Net income	1.7	—	—	—	55.3	—	1.4	56.7	58.4
Distributions	(2.5)	—	—	—	(117.3)	—	(3.2)	(120.5)	(123.0)
OP units accretion	1.6	—	—	—	(1.6)	—	—	(1.6)	—
Balance at June 30, 2024	$259.7	124.7	$1.2	$9,481.2	$(2,604.1)	$6.0	$85.5	$6,969.8	$7,229.5

SUN COMMUNITIES, INC.

			Shareholders' Equity
	Temporary Equity	Common Stock (Shares)	Common Stock ($Value)	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (loss)	Noncontrolling Interests	Total Shareholders' Equity	Total Equity
Balance at December 31, 2022	$202.9	124.0	$1.2	$9,549.7	$(1,731.2)	$(9.9)	$78.7	$7,888.5	$8,091.4
Issuance of common stock and common OP units, net	—	0.4	—	—	—	—	4.4	4.4	4.4
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.1)	—	(11.0)	—	—	—	(11.0)	(11.0)
Conversions	—	0.1	—	7.3	—	—	—	7.3	7.3
Issuance of third party equity interests in consolidated entities	1.7	—	—	—	—	—	—	—	1.7
Share-based compensation - amortization and forfeitures	—	—	—	10.4	—	—	—	10.4	10.4
Issuance of Series K preferred OP units	100.0	—	—	—	—	—	—	—	100.0
Other comprehensive income	—	—	—	—	—	17.3	0.6	17.9	17.9
Net loss	(4.6)	—	—	—	(42.5)	—	(1.2)	(43.7)	(48.3)
Distributions	(1.5)	—	—	—	(115.8)	—	(3.1)	(118.9)	(120.4)
OP units accretion	0.3	—	—	—	(0.3)	—	—	(0.3)	—
Balance at March 31, 2023, As Restated	$298.8	124.4	$1.2	$9,556.4	$(1,889.8)	$7.4	$79.4	$7,754.6	$8,053.4
Issuance of common stock and common OP units, net	—	—	—	(0.2)	—	—	—	(0.2)	(0.2)
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	—	—	(1.1)	—	—	—	(1.1)	(1.1)
Conversions	(2.0)	—	—	2.1	—	—	(0.1)	2.0	—
Issuance of third party equity interests in consolidated entities	0.2	—	—	—	—	—	—	—	0.2
Other redeemable noncontrolling interests	0.1	—	—	—	(0.1)	—	—	(0.1)	—
Share-based compensation - amortization and forfeitures	—	—	—	10.3	0.2	—	—	10.5	10.5
Issuance of Series K preferred OP units	0.6	—	—	—	—	—	—	—	0.6
Other comprehensive income	—	—	—	—	—	28.8	1.3	30.1	30.1
Net loss	(2.0)	—	—	—	(204.4)	—	(5.8)	(210.2)	(212.2)
Distributions	(2.4)	—	—	—	(115.6)	—	(3.1)	(118.7)	(121.1)
OP units accretion	0.7	—	—	—	(0.7)	—	—	(0.7)	—
Balance at June 30, 2023, As Restated	$294.0	124.4	$1.2	$9,567.5	$(2,210.4)	$36.2	$71.7	$7,466.2	$7,760.2

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
Operating Activities
Net Cash Provided By Operating Activities	$553.8	$449.9
Investing Activities
Investment in properties	(333.2)	(564.7)
Acquisitions, net of cash acquired	(50.3)	(48.7)
Proceeds / (payments) from deposit on acquisition	(7.2)	1.2
Proceeds from insurance	3.3	5.0
Proceeds from disposition of assets and depreciated homes, net	—	34.2
Proceeds related to disposition of properties	57.7	0.2
Issuance of notes and other receivables	(3.8)	(14.5)
Repayments of notes and other receivables	7.6	4.8
Investments in nonconsolidated affiliates	(5.7)	(12.1)
Distributions of capital from nonconsolidated affiliates	11.7	12.8
Net Cash Used For Investing Activities	(319.9)	(581.8)
Financing Activities
Issuance and costs of common stock, OP units and preferred OP units, net	(0.6)	(0.2)
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	(8.9)	(12.1)
Borrowings on lines of credit	1,578.0	990.1
Payments on lines of credit	(1,963.4)	(1,186.5)
Proceeds from issuance of other debt	499.8	583.0
Contributions from noncontrolling interest	—	1.9
Payments on other debt	(28.5)	(28.3)
Distributions	(244.4)	(234.8)
Payments for deferred financing costs, net of prepaid return	(4.1)	(3.7)
Net Cash Provided By / (Used For) Financing Activities	(172.1)	109.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	0.8
Net change in cash, cash equivalents and restricted cash	61.5	(21.7)
Cash, cash equivalents and restricted cash, beginning of period	42.7	90.4
Cash, Cash Equivalents and Restricted Cash, End of Period	$104.2	$68.7

	Six Months Ended
	June 30, 2024	June 30, 2023
Supplemental Information
Cash paid for interest (net of capitalized interest of $4.9 and $5.1, respectively)	$169.7	$151.6
Cash paid for interest on mandatorily redeemable debt	$—	$1.9
Cash paid for income taxes	$2.6	$15.0
Noncash investing and financing activities
Reduction in secured borrowing balance	$3.5	$—
Change in distributions declared and outstanding	$1.5	$6.8
Conversion of common and preferred OP units	$2.9	$9.4
Assets held for sale, net (included within Other Assets, net and Other Liabilities)	$—	$269.8
ROU asset obtained from new operating lease liabilities	$3.0	$0.2
Issuance of notes and other receivables in relation to disposition of properties	$—	$111.2
Noncash investing and financing activities at the date of acquisition
Acquisitions - Common stock and OP units issued	$3.1	$4.4
Acquisitions - Series K preferred interest	$—	$100.6
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

Reportable Segments

During the three months ended March 31, 2024, we expanded our organizational structure from three segments, which consisted of (i) manufactured home ("MH") communities, (ii) recreational vehicle ("RV") communities, and (iii) Marinas, to a four-segment structure that now includes (iv) communities in the United Kingdom ("UK"). The new structure reflects how the chief operating decision maker manages the business, makes operating decisions, allocates resources and evaluates operating performance. Beginning with the three months ended March 31, 2024, we are reporting our financial results consistent with our newly realigned operating segments and have recast prior period amounts to conform to the way we internally manage our business and monitor segment performance. Certain reclassifications have been made to the prior period financial statements and related notes in order to conform to the current period presentation. There was no impact to prior period net income, shareholders' equity or cash flows for any of the reclassifications.

Restatement of Previously Issued Financial Statements

As disclosed in our 2023 Annual Report, we restated the unaudited financial information as of and for the three months ended March 31, 2023, the three and six months ended June 30, 2023, and the three and nine months ended September 30, 2023 (collectively, the "2023 Interim Financial Statements"). Accordingly, certain prior period balances within our consolidated financial statements and the accompanying notes have been restated, where applicable.

In 2022, we acquired a portfolio of holiday park properties located in the United Kingdom, which we refer to as our Park Holidays business, classified within our UK reporting segment. As disclosed in our Current Report on Form 8-K filed with the SEC on February 20, 2024, during the course of management's 2023 year-end procedures, we reviewed the controls relating to the valuation of the Park Holidays business and the associated goodwill at March 31, 2023, June 30, 2023 and September 30, 2023. In connection with that review, we concluded that there were triggering events relevant to the valuation of the Park Holidays business, including reduced financial projections and a higher weighted average cost of capital due to increases in interest rates, that should have been taken into account when preparing the 2023 Interim Financial Statements. Management undertook a full review of the valuations and determined that at each of March 31, 2023, June 30, 2023 and September 30, 2023, we should have recognized non-cash impairments to goodwill for the Park Holidays business.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three months ended March 31, 2023, non-cash goodwill impairment increased Net loss on our Consolidated Statements of Operations by $15.4 million. For the three and six months ended June 30, 2023, we recorded non-cash goodwill impairment charges of $309.7 million and $325.1 million, respectively, which changed Net income to Net loss on our Consolidated Statements of Operations by these corresponding amounts.

2. Revenue

Our revenue consists of real property revenue at our MH, RV, Marina and UK properties, revenue from home sales, revenue from service, retail, dining and entertainment, interest income, and brokerage commissions and other revenue.

The following table disaggregates our revenue by major source and segment (in millions):

	Three Months Ended
	June 30, 2024					June 30, 2023(1)
	MH	RV	Marina	UK	Consolidated	MH	RV	Marina	UK	Consolidated
Revenues
Real property	$239.7	$148.2	$118.8	$44.7	$551.4	$224.3	$148.2	$111.7	$41.8	$526.0
Home sales	49.2	9.1	—	49.2	107.5	48.8	13.5	—	60.3	122.6
Service, retail, dining and entertainment	1.9	24.7	148.0	14.0	188.6	2.0	26.0	149.3	13.7	191.0
Interest	3.4	1.5	0.2	0.2	5.3	12.7	1.1	0.2	—	14.0
Brokerage commissions and other, net	5.9	3.4	0.8	1.1	11.2	3.0	4.4	1.1	1.3	9.8
Total Revenues	$300.1	$186.9	$267.8	$109.2	$864.0	$290.8	$193.2	$262.3	$117.1	$863.4
(1) Recast to reflect segment changes.

	Six Months Ended
	June 30, 2024					June 30, 2023(1)
	MH	RV	Marina	UK	Consolidated	MH	RV	Marina	UK	Consolidated
Revenues
Real property	$477.7	$252.7	$215.2	$82.7	$1,028.3	$448.3	$247.8	$200.8	$70.7	$967.6
Home sales	76.4	14.6	—	85.4	176.4	89.6	19.9	—	99.4	208.9
Service, retail, dining and entertainment	4.5	31.1	252.6	18.3	306.5	4.5	31.9	240.4	16.6	293.4
Interest	6.5	2.9	0.2	0.3	9.9	23.0	2.0	0.4	—	25.4
Brokerage commissions and other, net	6.9	4.1	1.8	1.4	14.2	6.8	9.0	2.1	1.4	19.3
Total Revenues	$572.0	$305.4	$469.8	$188.1	$1,535.3	$572.2	$310.6	$443.7	$188.1	$1,514.6
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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
3. Real Estate Acquisitions and Dispositions

2024 Acquisitions

For the six months ended June 30, 2024, we acquired the following properties:

Property Name	Type	Sites, Wet Slips and Dry Storage Spaces	State, Province or Country	Month Acquired
Port Milford	Marina	92	CT	April
Oak Leaf(1)	Marina	89	CT	April
Berth One Palm Beach(1)	Marina	4	FL	April
	Total	185
(1) Combined with an existing property.

The following table summarizes the amount of assets acquired, net of liabilities assumed, at the acquisition date and the consideration paid for the acquisitions completed during the six months ended June 30, 2024 (in millions):

	At Acquisition Date					Consideration
	Investment in property	Inventory of manufactured homes, boat parts and retail related items	Goodwill and other intangible assets	Other assets, net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Temporary and permanent equity(1)	Total consideration
Asset Acquisition
Port Milford(2)	$3.9	$—	$0.1	$(0.4)	$3.6	$1.1	$2.5	$3.6
Berth One Palm Beach(3)	2.9	—	0.1	0.2	3.2	3.2	—	3.2
Business Combination
Oak Leaf(3)(4)	5.1	0.1	—	—	5.2	5.2	—	5.2
Total	$11.9	$0.1	$0.2	$(0.2)	$12.0	$9.5	$2.5	$12.0
(1) Refer to Note 10, "Equity and Temporary Equity," for additional detail.
(2) In conjunction with this acquisition, we issued 19,326 common OP units valued at $2.5 million.
(3) Combined with an existing property.
(4) The purchase price allocation is preliminary as of June 30, 2024, subject to revision based on the final purchase price allocations to be finalized one year from the acquisition date.

During the three months ended March 31, 2024, we entered into a ground lease that can support one marina with eight wet slips and dry storage spaces.

2024 Development and Expansion Activities

During the six months ended June 30, 2024, we acquired two land parcels located in the United States ("U.S.") for an aggregate purchase price of $12.9 million. In conjunction with one of the land parcel acquisitions, we issued 4,452 common OP units valued at $0.6 million. We also acquired two buildings related to our marinas located in the U.S. for an aggregate purchase price of $13.7 million.

During the six months ended June 30, 2024, we acquired one land parcel located in the United Kingdom ("U.K.") for an aggregate purchase price of $9.6 million.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
2024 and 2023 Disposition Activity

The following real estate dispositions occurred during the six months ended June 30, 2024:

Property Name	Property Type	Number of Properties	Sites, Wet Slips, Dry Storage Spaces and Development Sites	State, Province or Country	Month Disposed	Net Cash Proceeds	Gain on Disposition(1)
Spanish Trails and Sundance	MH	2	533	AZ & FL	February	$51.7	$6.2
Littondale	MH	1	114	UK	May	$5.4	$2.2
(1) Recorded in Gain / (loss) on dispositions of properties on the Consolidated Statements of Operations.

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

Refer to Note 20, "Subsequent Events," for information regarding dispositions completed after June 30, 2024.

4. Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in millions):

	June 30, 2024	December 31, 2023
Installment notes receivable on manufactured homes, net	$54.5	$19.6
Notes receivable from real estate developers and operators	131.3	134.5
Other receivables, net	231.6	267.5
Total Notes and Other Receivables, net	$417.4	$421.6

Installment Notes Receivable on Manufactured Homes

Installment notes receivable are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC Topic 820, "Fair Value Measurements and Disclosures." During the three months ended December 31, 2023, we transferred a group of installment notes receivable to an unrelated party. Refer to Note 5, "Collateralized Receivables and Transfers of Financial Assets," for additional details. The balances of installment notes receivable of $54.5 million (gross installment notes receivable of $55.7 million less fair value adjustment of $1.2 million) and $19.6 million (gross installment notes receivable of $20.4 million less fair value adjustment of $0.8 million) as of June 30, 2024 and December 31, 2023, respectively, are secured by manufactured homes. The notes represent financing to purchasers of manufactured homes located in our communities and require monthly principal and interest payments. The notes had a net weighted average interest rate (net of servicing costs) and maturity of 6.5% and 18.5 years as of June 30, 2024, and 6.9% and 17.2 years as of December 31, 2023, respectively. Refer to Note 16, "Fair Value Measurements," for additional details.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Note Receivable from a Real Estate Operator

The note receivable from a real estate operator was comprised of a fully drawn loan provided to Royale Holdings Group HoldCo Limited, a real estate development owner and operator in the United Kingdom, and certain other parties, to fund investing and financing activities (the "Note"). The Note was collateralized by a first-priority security interest in three real estate assets and three MH manufacturers in the United Kingdom. As of June 30, 2024, there was no remaining balance due on the note receivable.

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

Notes Receivable from Real Estate Developers

Other acquisition and construction loans provided to real estate developers total $131.3 million with a net weighted average interest rate and maturity of 9.3% and 2.4 years as of June 30, 2024, and total $123.7 million with a net weighted average interest rate and maturity of 9.2% and 2.6 years as of December 31, 2023. As of June 30, 2024, the additional acquisition and construction loans provided to real estate developers have $37.1 million of undrawn funds. There were no adjustments to the fair value of notes receivable from real estate developers during the six months ended June 30, 2024 and the year ended December 31, 2023.

Other Receivables, net

Other receivables, net were comprised of amounts due from the following categories (in millions):

	June 30, 2024	December 31, 2023
Insurance receivables	$72.7	$77.8
Home sale proceeds	65.1	28.2
Marina customers for storage, service and lease payments, net(1)	49.9	46.8
MH and annual RV residents for rent, utility charges, fees and other pass-through charges, net(2)	12.0	65.9
Other receivables	31.9	48.8
Total Other Receivables, net	$231.6	$267.5
(1)Net of allowance of $3.1 million and $2.9 million as of June 30, 2024 and December 31, 2023, respectively.
(2)Net of allowance of $4.8 million as of June 30, 2024 and December 31, 2023, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
5. Collateralized Receivables and Transfers of Financial Assets

During the three months ended December 31, 2023, we completed a transfer of our installment notes receivable to an unrelated entity and received net cash proceeds of $53.4 million from the third-party servicer, in exchange for relinquishing our right, title and interest in the receivables. We used the proceeds to pay down borrowings outstanding under our Senior Credit Facility. During the six months ended June 30, 2024, we received a subsequent cash payment of $1.1 million from the servicer in accordance with the terms of the transfer. We have no further obligations or rights with respect to the control, management, administration, servicing or collection of the installment notes receivables. However, we are subject to certain recourse provisions requiring us to purchase the underlying manufactured homes collateralizing such notes at a price calculated based on the agreed upon terms, in the event of a note default and subsequent repossession of the home by the unrelated entity. The recourse provisions are considered to be a form of continuing involvement which precluded establishing legal isolation, and therefore these transferred loans do not meet the requirements for sale accounting under ASC 860, "Transfers and Servicing."

The transaction has been accounted for in accordance with ASC 860-30, with the transferred assets classified as Collateralized receivables, net and the cash proceeds received from this transaction classified as Secured borrowings on collateralized receivables within the Consolidated Balance Sheets. We have elected to apply the fair value option to the collateralized receivables and related secured borrowings under ASC 820, "Fair Value Measurements and Disclosures." The balance of collateralized receivables was $54.3 million (gross collateralized receivable of $55.6 million less fair value adjustments of $1.3 million) and $56.2 million (gross collateralized receivable of $59.1 million less fair value adjustments of $2.9 million) as of June 30, 2024 and December 31, 2023, respectively. The balance of secured borrowings on collateralized receivables was $54.3 million (gross secured borrowings of $50.8 million plus fair value adjustments of $3.5 million) and $55.8 million (gross secured borrowings of $53.9 million plus fair value adjustments of $1.9 million) as of June 30, 2024 and December 31, 2023, respectively. The notes represent financing to purchasers of manufactured homes located in our communities and require monthly principal and interest payments. The notes had a net weighted average interest rate and maturity of 8.6% and 13.7 years as of June 30, 2024 and 8.6% and 14.2 years as of December 31, 2023. Refer to Note 16, "Fair Value Measurements," for additional details.

The collateralized receivables earn interest income and the secured borrowings accrue interest expense at the same amount. The amount of interest income and interest expense recognized during the three and six months ended June 30, 2024 was $1.2 million and $2.4 million, respectively.

6. Goodwill and Other Intangible Assets

Our intangible assets include goodwill, in-place leases, non-competition agreements, trademarks and trade names, customer relationships, franchise agreements and other intangible assets. These intangible assets are recorded in Goodwill and Other intangible assets, net on the Consolidated Balance Sheets.

Goodwill

The measurement periods for the valuation of assets acquired and liabilities assumed in a business combination end as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available on the earlier of (i) the dates of acquisition, or (ii) 12 months after the acquisition dates. Adjustments in purchase price allocations may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined. Changes in the carrying amount of goodwill during the six months ended June 30, 2024 by reportable segment were as follows (in millions):

	RV	Marina	UK	Total
Balance as of December 31, 2023(1)	$9.5	$541.5	$182.0	$733.0
Currency translation adjustments	—	—	(1.3)	(1.3)
Balance as of June 30, 2024	$9.5	$541.5	$180.7	$731.7

Accumulated impairment losses as of June 30, 2024(2)	$—	$—	$369.9	$369.9
(1) Recast to reflect segment changes.
(2) During the six months ended June 30, 2024, we performed a qualitative assessment of our goodwill balance in accordance with ASC 350-20, "Goodwill and Other." We reviewed relevant events and circumstances and concluded that the fair value of each respective reporting segment was more-likely-than-not greater than its carrying value. Accordingly, there were no goodwill impairment charges recorded during the six months ended June 30, 2024. For the three and six months ended June 30, 2023, we recorded aggregate non-cash impairment charges of $309.7 million and $325.1 million, respectively, within Goodwill impairment on the Consolidated Statements of Operations. The decline in fair value of the UK reporting segment was primarily driven by a higher weighted average cost of capital due to increases in interest rates, as well as inflationary pressures in the UK causing a decline in financial projections.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Other Intangible Assets, net

The gross carrying amounts and accumulated amortization of our intangible assets were as follows (in millions):

		June 30, 2024		December 31, 2023
Other Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	2 months - 13 years	$166.3	$(149.4)	$166.0	$(146.2)
Non-competition agreements	5 years	10.5	(7.2)	10.5	(6.2)
Trademarks and trade names	3 - 15 years	84.8	(15.1)	85.3	(12.3)
Customer relationships	4 - 17 years	131.6	(43.7)	131.6	(37.3)
Franchise agreements and other intangible assets	1 - 27 years	48.3	(15.9)	48.4	(14.3)
Total finite-lived assets		$441.5	$(231.3)	$441.8	$(216.3)
Indefinite-lived assets - Trademarks, trade names and other	N/A	144.0	—	144.0	—
Total indefinite-lived assets		$144.0	$—	$144.0	$—
Total		$585.5	$(231.3)	$585.8	$(216.3)

Amortization expenses related to our Other intangible assets were as follows (in millions):

	Three Months Ended		Six Months Ended
Other Intangible Asset Amortization Expense	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
In-place leases	$1.8	$3.2	$3.7	$6.8
Non-competition agreements	0.6	0.6	1.1	1.1
Trademarks and trade names	1.4	1.6	2.8	3.1
Customer relationships	3.2	3.1	6.4	6.3
Franchise fees and other intangible assets	0.6	0.8	1.3	1.7
Total	$7.6	$9.3	$15.3	$19.0

We anticipate amortization expense for Other intangible assets to be as follows for the next five years (in millions):

Other Intangible Asset Future Amortization Expense	Remainder 2024	2025	2026	2027	2028
In-place leases	$3.4	$6.1	$3.9	$2.3	$0.9
Non-competition agreements	1.1	2.1	0.1	—	—
Trademarks and trade names	3.0	5.7	5.7	5.4	5.4
Customer relationships	6.3	12.7	12.3	12.2	12.1
Franchise agreements and other intangible assets	1.5	3.0	2.7	2.5	2.5
Total	$15.3	$29.6	$24.7	$22.4	$20.9

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

Sungenia Joint Venture ("Sungenia JV")
At June 30, 2024 and December 31, 2023, we had a 50.0% ownership interest in Sungenia JV, a joint venture formed between us and Ingenia Communities Group (ASX:INA) ("Ingenia") in November 2018, to establish and grow a manufactured housing community development program in Australia.

GTSC LLC ("GTSC")
At June 30, 2024 and December 31, 2023, we had a 40.0% ownership interest in GTSC, which engages in acquiring, holding and selling loans secured, directly or indirectly, by manufactured homes located in our communities.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

SV Lift, LLC ("SV Lift")
At June 30, 2024 and December 31, 2023, we had a 50.0% ownership interest in SV Lift, which owns, operates and leases an aircraft.

The investment balance in each nonconsolidated affiliate was as follows (in millions):

Investment	June 30, 2024	December 31, 2023
Investment in Sungenia JV	$64.3	$56.8
Investment in GTSC	55.4	60.4
Investment in SV Lift	1.4	1.7
Total	$121.1	$118.9

The income / (loss) from each nonconsolidated affiliate is as follows (in millions):

	Three Months Ended		Six Months Ended
Income / (Loss) from Nonconsolidated Affiliates	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
RezPlot Systems LLC equity loss(1)	$—	$(0.8)	$—	$(2.3)
Sungenia JV equity income	2.3	—	3.2	0.6
GTSC equity income	0.9	0.6	1.8	1.6
SV Lift equity loss	(0.2)	(0.5)	(0.6)	(0.8)
Total Income / (Loss) from Nonconsolidated Affiliates	$3.0	$(0.7)	$4.4	$(0.9)
(1) Represents an RV reservation software technology company, operating under the Campspot brand, which we invested into in January 2019 and disposed of our ownership interest in December 2023.

The change in the Sungenia JV investment balance is as follows (in millions):

	Six Months Ended	Year Ended
	June 30, 2024	December 31, 2023
Beginning balance	$56.8	$44.5
Cumulative translation adjustment	0.4	(0.5)
Contributions	3.9	9.6
Equity earnings	3.2	3.2
Ending Balance	$64.3	$56.8

The change in the GTSC investment balance is as follows (in millions):

	Six Months Ended	Year Ended
	June 30, 2024	December 31, 2023
Beginning balance	$60.4	$54.5
Contributions	1.4	27.5
Distributions	(13.5)	(20.7)
Equity earnings	1.8	3.3
Fair value adjustment	5.3	(4.2)
Ending Balance	$55.4	$60.4

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

Sun NG Cisco Grove RV LLC, Sun NG Coyote Ranch RV LLC, Sun NG Kittatinny RV LLC and Sun NG River Beach RV LLC were formed in December 2023 and Sun NG Beaver Brook RV LLC was formed in September 2022 to engage in the sourcing, due diligence, acquisition, management, construction, leasing and disposition of certain RV parks and resorts (collectively, "the Sun NG Resorts joint ventures"). The table below shows their respective ownership percentages as of June 30, 2024, representing the common equity interests:

	Sun NG LLC	Third Party Interest
Sun NG Cisco Grove RV LLC	95.4%	4.6%
Sun NG Coyote Ranch RV LLC	96.1%	3.9%
Sun NG Kittatinny RV LLC	96.0%	4.0%
Sun NG River Beach RV LLC	96.1%	3.9%
Sun NG Beaver Brook RV LLC	98.6%	1.4%

The following table summarizes the assets and liabilities of our consolidated VIEs after eliminations, with the exception of the Operating Partnership, included in our Consolidated Balance Sheets (in millions):

	June 30, 2024	December 31, 2023
Assets
Investment property, net	$127.6	$132.3
Cash, cash equivalents and restricted cash	5.0	2.9
Other intangible assets, net	0.1	0.1
Other assets, net	0.7	0.4
Total Assets	$133.4	$135.7

Liabilities and Other Equity
Secured debt	$3.2	$3.2
Advanced reservation deposits and rent	1.6	0.4
Accrued expenses and accounts payable	0.4	24.1
Total Liabilities	5.2	27.7
Temporary equity	10.9	10.7
Noncontrolling interests	0.7	—
Total Liabilities and Other Equity	$16.8	$38.4

Total assets related to the consolidated VIEs, with the exception of the Operating Partnership, comprised 0.8% of our consolidated total assets at June 30, 2024 and December 31, 2023. Total liabilities comprised 0.1% and 0.3% of our consolidated total liabilities at June 30, 2024 and December 31, 2023, respectively. Equity Interests and Noncontrolling interests related to the consolidated VIEs, on an absolute basis, comprised less than 1.0% of our consolidated total equity at June 30, 2024 and December 31, 2023.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

9. Debt and Line of Credit

The following table sets forth certain information regarding debt, including premiums, discounts and deferred financing costs (in millions, except for statistical information):

	Carrying Amount		Weighted Average Years to Maturity		Weighted Average Interest Rates
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Secured Debt
Mortgage loans payable(1)	$3,452.0	$3,478.9	8.7	9.2	3.995%	3.994%
Secured borrowings on collateralized receivables(2)	54.3	55.8	13.7	14.2	8.592%	8.556%
Total Secured Debt	$3,506.3	$3,534.7
Unsecured Debt
Senior unsecured notes(3)	2,674.6	2,177.5	6.5	7.5	3.778%	3.375%
Line of credit and other debt(4)	1,671.9	2,065.1	1.8	1.7	5.195%	5.428%
Total Unsecured Debt	4,346.5	4,242.6
Total Debt	$7,852.8	$7,777.3	6.5	6.8	4.208%	4.234%
(1) Balances at June 30, 2024 and December 31, 2023 include zero net debt premiums, as of each such date, and $15.6 million and $16.9 million of deferred financing costs, respectively. Weighted average interest rates include the impact of hedge activity.
(2) Balances at June 30, 2024 and December 31, 2023 include fair value adjustments of $3.5 million and $1.9 million, respectively.
(3) Balances at June 30, 2024 and December 31, 2023 include $6.7 million and $6.5 million of net debt discount, respectively, and $18.6 million and $16.0 million of deferred financing costs, respectively. Weighted average interest rates include the impact of hedge activity.
(4) Balances at June 30, 2024 and December 31, 2023 include zero and $1.6 million of deferred financing costs, respectively. Weighted average interest rates include the impact of hedge activity.

Secured Debt

Mortgage term loans

During the six months ended June 30, 2024 and the year ended December 31, 2023, no mortgage term loans were repaid.

During the six months ended June 30, 2024 we did not enter into any mortgage term loans. During the year ended December 31, 2023, we entered into the following mortgage term loans during the quarters presented below (in millions, except for statistical information):

Period	Loan Amount		Term (in years)	Interest Rate	Maturity Date
Three months ended December 31, 2023	$252.8	(1)	7	6.49%	November 1, 2030
Three months ended March 31, 2023	$85.0	(2)	3	5.0%	February 13, 2026
Three months ended March 31, 2023	$99.1	(3)	7 - 10	5.72%	April 1, 2030 - April 1, 2033
(1)Includes two newly encumbered properties.
(2)Includes five existing encumbered properties.
(3)Includes 22 existing encumbered properties.

The mortgage term loans, which total $3.5 billion as of June 30, 2024, are secured by 156 properties comprised of 62,953 sites representing approximately $2.7 billion of net book value.

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

		Carrying Amount
	Principal Amount	June 30, 2024	December 31, 2023
5.5% notes, issued in January 2024 and due in January 2029(1)	$500.0	$495.8	$—
5.7% notes, issued in January 2023 and due in January 2033	400.0	395.9	395.7
4.2% notes, issued in April 2022 and due in April 2032	600.0	592.8	592.6
2.3% notes, issued in October 2021 and due in November 2028	450.0	447.1	446.8
2.7% notes, issued in June 2021 and October 2021, and due in July 2031	750.0	743.0	742.4
Total	$2,700.0	$2,674.6	$2,177.5
(1) In January 2024, the Operating Partnership issued $500.0 million of senior unsecured notes with an interest rate of 5.5% and a five-year term, due January 15, 2029 (the "2029 Notes"). Interest on the 2029 Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2024. The net proceeds from the offering were $495.4 million, after deducting underwriters' discounts and offering expenses. We used the majority of the net proceeds to repay borrowings outstanding under our Senior Credit Facility.

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

In March 2024, we terminated the term loan facility and settled the associated $1.1 billion of borrowings outstanding under the term loan by increasing our borrowings under the revolving loan of the Senior Credit Facility. By terminating the term loan, we reduced our aggregate borrowing capacity under the Senior Credit Facility to $3.05 billion under the revolving loan. During the six months ended June 30, 2024, we recognized a Loss on extinguishment of debt in our Consolidated Statements of Operations of $0.6 million related to the termination of the term loan facility. In June 2024, we amended the Senior Credit Facility to replace the Canadian Dollar Offered Rate with the Canadian Overnight Repo Rate Average ("CORRA") as the benchmark rate for borrowings denominated in Canadian Dollars, with no other significant changes to the terms of the Senior Credit Facility.

The Senior Credit Facility bears interest at a floating rate based on the Adjusted Term Secured Overnight Financing Rate ("SOFR"), the Adjusted Eurocurrency Rate, the Australian Bank Bill Swap Bid Rate ("BBSY"), the Daily Sterling Overnight Index Average ("SONIA") Rate or the CORRA, as applicable, plus a margin, in all cases, which can range from 0.725% to 1.6%, subject to certain adjustments. As of June 30, 2024, the margins based on our credit ratings were 0.85% on the revolving loan facility.

At the lenders' option, the Senior Credit Facility will become immediately due and payable upon an event of default under the Credit Facility Agreement. We had $1.7 billion and $944.1 million of borrowings outstanding under the revolving loan as of June 30, 2024 and December 31, 2023, respectively. We also had zero and $1.1 billion of borrowings outstanding under the term loan on the Senior Credit Facility as of June 30, 2024 and December 31, 2023, respectively. These balances are recorded in Unsecured debt on the Consolidated Balance Sheets.

The Senior Credit Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under the Senior Credit Facility, but does reduce the borrowing amount available. We had $11.2 million and $26.2 million of outstanding letters of credit at June 30, 2024 and December 31, 2023, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Unsecured Term Loan

In October 2019, we assumed a $58.0 million secured term loan facility related to an acquisition. The term loan initially had a four-year term ending October 29, 2023, and bore interest at a floating rate based on the Eurodollar rate or Prime rate plus a margin ranging from 1.2% to 2.05%. Effective July 1, 2021, we amended the agreement to release the associated collateral, extend the term loan facility maturity date to October 29, 2025 and adjust the interest rate margin to a range from 0.8% to 1.6%. In August 2022, we amended the unsecured term loan facility to transition from the Eurodollar rate to SOFR. During the three months ended June 30, 2024, we settled the term loan facility and had no balance outstanding as of June 30, 2024. The outstanding balance was $7.8 million at December 31, 2023 and was recorded in Unsecured debt on the Consolidated Balance Sheets.

Covenants

The mortgage term loans, senior unsecured notes and Senior Credit Facility are subject to various financial and other covenants. The most restrictive covenants are pursuant to (a) the terms of the Senior Credit Facility, which contains a maximum leverage ratio, minimum fixed charge coverage ratio and maximum secured leverage ratio, and (b) the terms of the senior unsecured notes, which contain a total debt to total assets ratio, secured debt to total assets ratio, consolidated income available for debt service to debt service ratio and unencumbered total asset value to unsecured debt ratio. At June 30, 2024, we were in compliance with all financial covenants.

In addition, certain of our subsidiary borrowers own properties that secure loans. These subsidiaries are consolidated within our accompanying Consolidated Financial Statements, however, each of these subsidiaries' assets and credit are not available to satisfy our debts and other obligations, and any of our other subsidiaries or any other person or entity.

Interest Capitalized

We capitalize interest during the construction and development of our communities. Capitalized interest costs associated with construction and development activities during the three and six months ended June 30, 2024 and 2023 were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest capitalized	$2.2	$2.6	$4.9	$5.1

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

10. Equity and Temporary Equity

Temporary Equity

Redeemable Preferred OP Units

Temporary equity includes preferred securities that are redeemable for cash at the holder's option or upon the occurrence of an event that is not solely within our control based on a fixed or determinable price. These securities are not mandatorily redeemable for cash nor do they contain a fixed maturity date. The following table sets forth the various series of redeemable preferred OP units that were outstanding as of June 30, 2024 and December 31, 2023 and the related terms, and summarizes the balance included within Temporary equity on our Consolidated Balance Sheets (in millions, except for statistical information):

Description	OP Units Outstanding	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption(3)	Redemption Period	Carrying Amount
	June 30, 2024					June 30, 2024	December 31, 2023
Series D preferred OP units	488,958	0.8000	4.0%	Holder's Option	Any time	$47.4	$46.9
Series F preferred OP units	90,000	0.6250	3.0%	Holder's Option	Any time after earlier of May 14, 2025 or death of holder	8.6	8.5
Series G preferred OP units	205,812	0.6452	3.2%	Holder's Option	Any time after earlier of September 30, 2025 or death of holder	19.8	20.4
Series H preferred OP units	581,229	0.6098	3.0%	Holder's Option	Any time after earlier of October 30, 2025 or death of holder	55.1	55.0
Series J preferred OP units	238,000	0.6061	2.85%	Holder's Option	During the 30-day period following a change of control of the Company or any time after April 21, 2026	22.6	22.7
Series K preferred OP units	1,000,000	0.5882	4.0%	Holder's Option	Within 60 days after March 23, 2028	95.3	96.7
Total	2,603,999					$248.8	$250.2
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

Redeemable Equity Interests

The following table summarizes the redeemable equity interests included in Temporary equity on our Consolidated Balance Sheets (in millions):

		Carrying Amount
Equity Interest	Description	June 30, 2024	December 31, 2023
Solar Energy Project CA II LLC	A joint venture that operates and maintains solar energy equipment in select California communities	$5.6	$5.1
Solar Energy Project LLC	A joint venture that operates and maintains solar energy equipment in select California communities	2.5	2.3
Solar Energy Project III LLC	A joint venture that operates and maintains solar energy equipment in select Arizona and California communities	2.6	2.3
Other stand-alone joint ventures(1)	In connection with investments in land for future development and joint ventures that operate portfolios of RV communities in the U.S.	0.2	1.0
Total		$10.9	$10.7
(1) Refer to Note 8, "Consolidated Variable Interest Entities," for more information on the consolidated VIEs.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Permanent Equity

Universal Shelf Registration Statement

In March 2024, we filed a new universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was deemed automatically effective and provides for the registration of unspecified amounts of equity and debt securities. The authorized number of shares of our capital stock is 380,000,000 shares, of which 360,000,000 shares are common stock and 20,000,000 shares are preferred stock. As of June 30, 2024, we had 124,653,364 shares of common stock issued and outstanding and no shares of preferred stock were issued and outstanding.

At the Market Offering Sales Agreement

During May 2024, we renewed our 2021 At the Market Offering Sales Agreement (the "ATM") with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock. Through June 30, 2024, we had entered into and settled forward sales agreements under the ATM for an aggregate gross sales price of $160.6 million, leaving $1.1 billion available for sale under the ATM.

Issuances of Common OP Units

During the six months ended June 30, 2024 and 2023, we issued common OP units in connection with the acquisition of certain properties:

Month	Common OP Units Issued	Fair Value at Issuance (in millions)	Related Acquisition
April 2024	19,326	$2.5	Port Milford
March 2024	4,452	$0.6	Land for development
January 2023	31,289	$4.4	Fox Run

Accumulated Other Comprehensive Income

AOCI attributable to SUI common shareholders is separately presented on our Consolidated Balance Sheets as a component of total SUI shareholders' equity. Other Comprehensive Income ("OCI") attributable to noncontrolling interests is allocated to, and included within, Noncontrolling interests on our Consolidated Balance Sheets. Refer to the Statements of Comprehensive Income / (Loss) for complete details related to OCI activity in the reporting period.

AOCI attributable to SUI common shareholders consisted of the following, net of tax (in millions):

	June 30, 2024	December 31, 2023
Net foreign currency translation losses	$(37.1)	$(29.5)
Accumulated net gains on derivatives	43.1	41.7
Accumulated other comprehensive income	$6.0	$12.2

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Noncontrolling Interests - Common and Preferred OP Units

The following table summarizes the common and preferred OP units included within Noncontrolling interests on our Consolidated Balance Sheets (in millions, except for units and statistical information):

Description	OP Units Outstanding	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption	Redemption Period	Carrying Amount
	June 30, 2024					June 30, 2024	December 31, 2023
Common OP units	2,689,978	1.0000	Same distribution rate for common stock	N/A	N/A	$43.8	$46.5
Series A-1 preferred OP units	191,812	2.4390	6.0%	N/A	N/A	10.4	11.5
Series A-3 preferred OP units	40,268	1.8605	4.5%	N/A	N/A	2.3	2.4
Series C preferred OP units	296,745	1.1100	5.0%	N/A	N/A	20.1	21.4
Series E preferred OP units	80,000	0.6897	5.5%	N/A	N/A	6.2	6.4
Series L preferred OP units	20,000	0.6250	3.5%	N/A	N/A	2.0	2.0
Total	3,318,803					$84.8	$90.2
(1) Exchange rates are subject to adjustment upon stock splits, recapitalizations and similar events. The exchange rates of certain series of OP units are approximated to four decimal places.
(2) Distributions are payable on the issue price of each OP unit which is $100.00 per unit for all these preferred OP units.

Conversions

Conversions to Common Stock and Common OP Units - Subject to certain limitations, holders can convert certain series of OP units to shares of our common stock and to common OP units at any time. Below is the activity of conversions during the six months ended June 30, 2024 and 2023:

		Six Months Ended
		June 30, 2024		June 30, 2023
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)	Units / Shares Converted	Common Stock(1)
Aspen preferred OP units	Various	—	—	270,000	86,224
Common OP units	1.0000	68,783	68,783	3,612	3,612
Series A-1 preferred OP units	2.4390	10,332	25,195	91	221
Series C preferred OP units	1.1100	9,103	10,104	65	72
Series G preferred OP units	0.6452	4,898	3,160	18,500	11,934
Series H preferred OP units	0.6098	9	5	40	24
Series J preferred OP units	0.6061	—	—	2,000	1,212
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.

Distributions

Distributions declared for the six months ended June 30, 2024 were as follows:

Common Stock, Common OP units and Restricted Stock Distributions	Record Date	Payment Date	Distribution Per Share	Total Distribution (in Millions)
March 31, 2024	3/29/2024	4/15/2024	$0.94	$119.7
June 30, 2024	6/28/2024	7/15/2024	$0.94	$119.7

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

11. Share-Based Compensation

As of June 30, 2024, we had two share-based compensation plans: the Sun Communities, Inc. 2015 Equity Incentive Plan (as amended, the "2015 Equity Incentive Plan") and the First Amended and Restated 2004 Non-Employee Director Option Plan (as amended, the "2004 Non-Employee Director Option Plan"). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future. Time based awards for directors generally vest over three years. Time based awards for key employees and executives generally vest over five years. Market condition awards for executives generally vest after three years.

During the six months ended June 30, 2024 and 2023, shares were granted as follows:

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

The vesting requirements for 195,934 and 223,529 restricted shares granted to our executives, directors and employees were satisfied during the six months ended June 30, 2024 and 2023, respectively.

We recognized the following share-based compensation costs (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Share-based compensation - expensed(1)	$10.1	$9.9	$20.2	$19.5
(1) Recorded within General and administrative expense on the Consolidated Income Statements.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

12. Segment Reporting

ASC Topic 280, "Segment Reporting," establishes standards for the way that business enterprises report information about operating segments in its financial statements. As described in Note 1, "Basis of Presentation," effective January 1, 2024, we expanded our organizational structure from three segments, which consisted of (i) manufactured home ("MH") communities, (ii) recreational vehicle ("RV") communities, and (iii) Marinas to add a fourth segment that includes communities in the United Kingdom ("UK"). The new structure reflects how the chief operating decision maker manages the business, makes operating decisions, allocates resources and evaluates operating performance. Beginning with the three months ended March 31, 2024, we are reporting our financial results consistent with our newly realigned operating segments and have recast prior period amounts to conform to the way we internally manage our business and monitor segment performance. Certain reclassifications have been made to the prior period financial statements and related notes in order to conform to the current period presentation. There was no impact to prior period net income, shareholders' equity or cash flows for any of the reclassifications.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

A presentation of segment financial information is summarized as follows (in millions):

	Three Months Ended
	June 30, 2024					June 30, 2023
						As Restated
	MH	RV	Marina	UK	Consolidated	MH	RV	Marina	UK	Consolidated
Operating revenues	$290.8	$182.0	$266.8	$107.9	$847.5	$275.1	$187.7	$261.0	$115.8	$839.6
Operating expenses / Cost of sales	119.6	96.9	174.8	71.5	462.8	111.8	98.6	172.9	77.7	461.0
NOI	$171.2	$85.1	$92.0	$36.4	$384.7	$163.3	$89.1	$88.1	$38.1	$378.6
Adjustments to arrive at net income
Interest income					5.3					14.0
Brokerage commissions and other revenues, net					11.2					9.8
General and administrative expense					(65.3)					(62.7)
Catastrophic event-related charges, net					(2.3)					0.1
Business combination expense, net					(0.2)					(0.2)
Depreciation and amortization					(172.8)					(164.1)
Asset impairments					(11.6)					(6.5)
Goodwill impairment					—					(309.7)
Interest expense					(89.8)					(79.2)
Interest on mandatorily redeemable preferred OP units / equity					—					(0.9)
Gain on remeasurement of marketable securities					—					5.8
Gain / (loss) on foreign currency exchanges					(2.8)					2.7
Gain / (loss) on dispositions of properties					2.5					(0.6)
Other expense, net					(1.6)					(0.8)
Loss on remeasurement of notes receivable					(0.4)					(0.1)
Income / (loss) from nonconsolidated affiliates (see Note 7)					3.0					(0.7)
Gain on remeasurement of investment in nonconsolidated affiliates					0.1					—
Current tax expense					(5.3)					(5.4)
Deferred tax benefit					3.7					7.7
Net Income / (Loss)					58.4					(212.2)
Less: Preferred return to preferred OP units / equity interests					3.2					3.2
Less: Income / (loss) attributable to noncontrolling interests					3.1					(7.8)
Net income / (Loss) Attributable to SUI Common Shareholders					$52.1					$(207.6)

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Six Months Ended
	June 30, 2024					June 30, 2023
						As Restated
	MH	RV	Marina	UK	Consolidated	MH	RV	Marina	UK	Consolidated
Operating revenues	$558.6	$298.4	$467.8	$186.4	$1,511.2	$542.4	$299.6	$441.2	$186.7	$1,469.9
Operating expenses / Cost of sales	220.0	161.0	314.1	126.5	821.6	218.9	165.1	294.2	132.5	810.7
Net Operating Income / Gross Profit	$338.6	$137.4	$153.7	$59.9	$689.6	$323.5	$134.5	$147.0	$54.2	$659.2
Adjustments to arrive at net income
Interest income					9.9					25.4
Brokerage commissions and other revenues, net					14.2					19.3
General and administrative expense					(143.8)					(126.8)
Catastrophic event-related charges, net					(9.5)					(0.9)
Business combination expense, net					(0.2)					(3.0)
Depreciation and amortization					(338.1)					(319.7)
Asset impairments					(32.3)					(8.9)
Goodwill impairment					—					(325.1)
Loss on extinguishment of debt (see Note 9)					(0.6)					—
Interest expense					(179.5)					(155.8)
Interest on mandatorily redeemable preferred OP units / equity					—					(1.9)
Loss on remeasurement of marketable securities					—					(14.1)
Loss on foreign currency exchanges					(1.7)					—
Gain / (loss) on dispositions of properties					7.9					(2.2)
Other income / (expense), net					6.4					(1.8)
Loss on remeasurement of notes receivable					(1.1)					(1.8)
Income / (loss) from nonconsolidated affiliates (see Note 7)					4.4					(0.9)
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates					5.3					(4.5)
Current tax expense					(7.4)					(9.3)
Deferred tax benefit					9.4					12.3
Net Income / (Loss)					32.9					(260.5)
Less: Preferred return to preferred OP units / equity interests					6.4					5.6
Less: Income / (loss) attributable to noncontrolling interests					1.8					(13.6)
Net Income / (Loss) Attributable to Sun Communities, Inc.					$24.7					$(252.5)

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	June 30, 2024					December 31, 2023(1)
	MH	RV	Marina	UK	Consolidated	MH	RV	Marina	UK	Consolidated
Identifiable Assets
Investment property, net	$5,244.4	$3,694.0	$3,276.3	$2,250.0	$14,464.7	$5,317.4	$3,718.8	$3,214.5	$2,192.9	$14,443.6
Cash, cash equivalents and restricted cash	53.2	28.3	7.0	15.7	104.2	20.1	11.8	6.4	4.4	42.7
Inventory of manufactured homes	94.0	22.6	—	65.7	182.3	103.1	24.3	—	78.2	205.6
Notes and other receivables, net	214.4	128.4	57.1	17.5	417.4	159.1	119.7	54.3	88.5	421.6
Collateralized receivables, net	54.3	—	—	—	54.3	56.2	—	—	—	56.2
Goodwill	—	9.5	541.5	180.7	731.7	—	9.5	541.5	182.0	733.0
Other intangible assets, net	11.9	27.6	244.4	70.3	354.2	14.3	29.0	252.2	74.0	369.5
Other assets, net	219.8	43.3	273.7	165.5	702.3	271.0	47.6	240.7	109.2	668.5
Total Assets	$5,892.0	$3,953.7	$4,400.0	$2,765.4	$17,011.1	$5,941.2	$3,960.7	$4,309.6	$2,729.2	$16,940.7
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

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation, which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT during the six months ended June 30, 2024.

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

Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards, depreciation, interest and basis differences between tax and GAAP. Our deferred tax assets that have a full valuation allowance relate to our taxable REIT subsidiaries. As of June 30, 2024, we had $303.7 million of net deferred tax liabilities, comprised of deferred tax assets, net of valuation allowance of $58.9 million, and deferred tax liabilities of $362.6 million. The deferred tax liability balance is comprised primarily of basis differences in our foreign investment in properties in the United Kingdom and Canada. As of December 31, 2023, we had $277.1 million of net deferred tax liabilities, comprised of deferred tax assets, net of valuation allowance of $58.1 million, and deferred tax liabilities of $335.2 million. The net deferred tax assets and deferred tax liabilities are recorded within Other assets and Other liabilities, respectively, on our Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023.

We had no unrecognized tax benefits as of June 30, 2024 and 2023. We do not expect significant changes in tax positions that would result in unrecognized tax benefits within one year of June 30, 2024.

For the three and six months ended June 30, 2024, we recorded current tax expense for federal, state, Canadian, Puerto Rican, and United Kingdom income taxes totaling $5.3 million and $7.4 million, respectively. For the three and six months ended June 30, 2023, we recorded current tax expense for federal, state, Canadian, Puerto Rican, and United Kingdom income taxes and Australian withholding taxes totaling $5.4 million and $9.3 million, respectively.

For the three and six months ended June 30, 2024, we recorded a deferred tax benefit of $3.7 million and $9.4 million, respectively. For the three and six months ended June 30, 2023, we recorded a deferred tax benefit of $7.7 million and $12.3 million, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

14. Earnings / (Loss) Per Share

Earnings / (loss) per share ("EPS") is computed by dividing net earnings / (loss) by the weighted average number of common shares outstanding during the period on a basic and diluted basis. We calculate diluted EPS using the more dilutive of the treasury stock method and the two-class method for stock option and restricted common shares, the treasury stock method for forward equity sales and the if converted method for convertible units.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Computations of basic and diluted EPS were as follows (in millions, except for per share data):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Numerator		As Restated		As Restated
Net income / (loss) attributable to SUI common shareholders	$52.1	$(207.6)	$24.7	$(252.5)
Less: allocation to restricted stock awards	0.3	(1.7)	0.1	(1.9)
Basic earnings - net income / (loss) attributable to common shareholders after allocation to restricted stock awards	51.8	(205.9)	24.6	(250.6)
Add: allocation to common and preferred OP units dilutive effect	—	(4.1)	0.4	(5.0)
Add: allocation to restricted stock awards	—	(1.7)	—	(1.9)
Diluted earnings - net income / (loss) attributable to common shareholders after allocation to common and preferred OP units(1)	$51.8	$(211.7)	$25.0	$(257.5)

Denominator
Weighted average common shares outstanding	123.7	123.4	123.7	123.4
Add: dilutive restricted stock	—	0.2	—	0.4
Add: common and preferred OP units dilutive effect	—	2.5	2.7	2.4
Diluted weighted average common shares and securities(1)	123.7	126.1	126.4	126.2
EPS Available to Common Shareholders After Allocation
Basic earnings / (loss) per share	$0.42	$(1.67)	$0.20	$(2.03)
Diluted earnings / (loss) per share(1)	$0.42	$(1.68)	$0.20	$(2.04)
(1) For the three and six months ended June 30, 2024, diluted earnings per share was calculated using the two-class method for restricted common shares as the application of this method resulted in a more diluted earnings per share during those periods. For the three and six months ended June 30, 2023, diluted loss per share was calculated using the treasury stock method for restricted common shares as the application of this method resulted in a more diluted loss per share during those periods.

We have excluded certain convertible securities from the computation of diluted EPS because the inclusion of those securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computations of diluted EPS as of June 30, 2024 and 2023 (in thousands):

	As of
	June 30, 2024		June 30, 2023
Common OP units	2,690	(1)	—
A-1 preferred OP units	192		208
A-3 preferred OP units	40		40
Aspen preferred OP units(2)	N/A		989
Series C preferred OP units	297		306
Series D preferred OP units	489		489
Series E preferred OP units	80		80
Series F preferred OP units	90		90
Series G preferred OP units	206		222
Series H preferred OP units	581		581
Series J preferred OP units	238		238
Series K preferred OP units	1,000		1,000
Series L preferred OP units	20		N/A
Total Securities	5,923		4,243
N/A = Not applicable.
(1) For the three months ended June 30, 2024, Common OP units were excluded from the computation of diluted earnings per share because the inclusion of those securities would have been anti-dilutive for the period. For the six months ended June 30, 2024, Common OP units were included in the computation of diluted earnings per share because they were dilutive for the period.
(2) All of our outstanding Aspen preferred OP units converted during the year ended December 31, 2023.

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

As of June 30, 2024 and December 31, 2023, we held 10 and 13 derivative contracts, which have each been designated as cash flow hedges under ASC Topic 815, "Derivatives and Hedging." The risks being hedged are the interest rate risk related to outstanding floating rate debt and forecasted debt issuance transactions, and the benchmark interest rates used are the SOFR and the SONIA Rate. The unrealized gains or losses on the derivative instruments are recorded in AOCI and are reclassified to Interest expense on the Consolidated Statements of Operations during the same period in which the hedged transaction affects earnings. We estimate that $14.2 million will be reclassified as a reduction to Interest expense over the next 12 months for all of our outstanding cash flow hedges. Cash flow from these derivative instruments is classified in the same category as the cash flow items being hedged on the Consolidated Statements of Cash Flows.

Derivative Contract Activity

During the six months ended June 30, 2024 and 2023, we entered into the following derivative contracts (with notional amounts in millions):

Period	Number of Contracts	Instrument Type	Currency	Notional Amount	Index Type	Hedged Item
Three months ended June 30, 2024	3	Interest Rate Swap	USD	$100.0	SOFR	Future Debt Offering
Three months ended March 31, 2024	1	Interest Rate Swap	USD	25.0	SOFR	Future Debt Offering
Total	4			$125.0

Three months ended March 31, 2023	1	Interest Rate Swap	GBP(1)	$127.3	SONIA	Term Loan Senior Credit Facility
Three months ended March 31, 2023	1	Interest Rate Swap	USD	50.0	SOFR	Future Debt Offering
Total	2			$177.3
(1) The notional amount of the swap contract in local currency is £100.0 million. The USD equivalent amount is converted as of December 31, 2023.

During the six months ended June 30, 2024 and 2023, we terminated the following derivative contracts (amounts in millions):

Period	Type	Currency	Notional Amount	Cash Settlement Receipt / (Payment)
Three months ended March 31, 2024	Forward Swap	USD	$255.0	$(2.3)	(1)

Three months ended March 31, 2023	Treasury Rate Locks & Forward Swap(2)	USD	$250.0	$7.4	(2)
(1) Includes seven forward swap contracts which were terminated in connection with the 2029 Notes issuance.
(2) These include two $100.0 million treasury rate locks and one $50.0 million forward swap which were terminated in connection with the issuance of $400.0 million of senior unsecured notes with an interest rate of 5.7% and a 10-year term, due January 15, 2033.

The following table presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts (in millions):

	June 30, 2024			December 31, 2023
Derivatives Designated as Cash Flow Hedges	Notional	Fair Value of Assets(1)	Fair Value of Liabilities(2)	Notional	Fair Value of Assets(1)	Fair Value of Liabilities(2)
Interest rate derivatives	$907.2	$10.7	$0.5	$1,041.5	$11.7	$7.7
(1)Included within Other assets, net on the Consolidated Balance Sheets.
(2)Included within Other liabilities on the Consolidated Balance Sheets.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Refer to Note 16, "Fair Value Measurements," for additional information related to the fair value methodology used for derivative financial instruments. Refer to Note 20, "Subsequent Events," for information regarding additional derivative transactions subsequent to June 30, 2024.

The following table presents the gains on derivatives in cash flow hedging relationships recognized in OCI (in millions):

	Three Months Ended		Six Months Ended
Derivatives Designated as Cash Flow Hedges	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest rate derivatives	$2.6	$19.0	$11.4	$10.4

The following table presents the amount of gains on derivative instruments reclassified from AOCI into earnings (in millions):

Derivatives Designated as Cash Flow Hedges	Financial Statement Classification	Three Months Ended		Six Months Ended
		June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest rate derivatives	Interest expense	$5.0	$3.2	$9.9	$5.5

16. Fair Value Measurements

Our financial instruments consist primarily of cash, cash equivalents and restricted cash, notes and other receivables, derivative assets, debt and other liabilities. We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures, pursuant to ASC 820, "Fair Value Measurements and Disclosures." The following methods and assumptions were used in order to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

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

Assets by Hierarchy Level

The table below sets forth our financial assets and liabilities (in millions) that required disclosure of fair value on a recurring basis as of June 30, 2024. The table presents the carrying values and fair values of our financial instruments as of June 30, 2024 and December 31, 2023, that were measured using the valuation techniques described above. The table excludes other financial instruments such as other receivables and accounts payable as the carrying values associated with these instruments approximate their fair value since their maturities are less than one year. These financial instruments are classified as Level 1 in the hierarchy.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	June 30, 2024
		Fair Value
	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets
Cash, cash equivalents and restricted cash	$104.2	$104.2	$—	$—	$104.2
Installment notes receivable on manufactured homes, net	54.5	—	—	54.5	54.5
Notes receivable from real estate developers and operators	131.3	—	—	131.3	131.3
Collateralized receivables, net	54.3	—	—	54.3	54.3
Derivative assets	10.7	—	10.7	—	10.7
Total Assets Measured at Fair Value	$355.0	$104.2	$10.7	$240.1	$355.0

Financial Liabilities
Mortgage loan payable	$3,452.0	$—	$3,082.5	$—	$3,082.5
Secured borrowings on collateralized receivables	54.3	—	—	54.3	54.3
Total secured debt	3,506.3	—	3,082.5	54.3	3,136.8
Unsecured debt
Senior unsecured notes	2,674.6	—	2,440.8	—	2,440.8
Line of credit and other unsecured debt	1,671.9	—	1,671.9	—	1,671.9
Total unsecured debt	4,346.5	—	4,112.7	—	4,112.7
Derivative liabilities	0.5	—	0.5	—	0.5
Other financial liabilities (contingent consideration)	20.2	—	—	20.2	20.2
Total Liabilities Measured at Fair Value	$7,873.5	$—	$7,195.7	$74.5	$7,270.2

	December 31, 2023
		Fair Value
	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets
Cash, cash equivalents and restricted cash	$42.7	$42.7	$—	$—	$42.7
Installment notes receivable on manufactured homes, net	19.6	—	—	19.6	19.6
Notes receivable from real estate developers and operators	134.5	—	—	134.5	134.5
Collateralized receivables, net	56.2	—	—	56.2	56.2
Derivative assets	11.7	—	11.7	—	11.7
Total Assets Measured at Fair Value	$264.7	$42.7	$11.7	$210.3	$264.7

Financial Liabilities
Mortgage loan payable	$3,478.9	$—	$3,167.0	$—	$3,167.0
Secured borrowings on collateralized receivables	55.8	—	—	55.8	55.8
Total secured debt	3,534.7	—	3,167.0	55.8	3,222.8
Unsecured debt
Senior unsecured notes	2,177.5	—	1,973.2	—	1,973.2
Line of credit and other unsecured debt	2,065.1	—	2,065.1	—	2,065.1
Total unsecured debt	4,242.6	—	4,038.3	—	4,038.3
Derivative liabilities	7.7	—	7.7	—	7.7
Other financial liabilities (contingent consideration)	20.2	—	—	20.2	20.2
Total Liabilities Measured at Fair Value	$7,805.2	$—	$7,213.0	$76.0	$7,289.0

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

Derivative Assets and Liabilities - Interest Rate Derivatives

Interest rate derivatives are recorded at fair value and consist of interest rate swaps and forward swaps. The fair value of these financial instruments are measured using observable inputs based on the SOFR and SONIA Rates, respectively (Level 2).

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

Line of credit and other unsecured debt - consists primarily of our Senior Credit Facility. We have variable rates on our Senior Credit Facility. The fair value of the debt with variable rates approximates carrying value as the interest rates of these amounts approximate market rates (Level 2). The estimated fair value of our debt as of June 30, 2024 approximated its gross carrying value.

Other Financial Liabilities

We estimate the fair value of contingent consideration liabilities based on valuation models using significant unobservable inputs that generally consider discounting of future cash flows using market interest rates and adjusting for non-performance risk over the remaining term of the liability (Level 3).

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Level 3 Reconciliation, Measurements and Transfers

We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. Availability of secondary market activity and consistency of pricing from third-party sources impacts our ability to classify securities as Level 2 or Level 3. There were no transfers into or out of Level 3 during the six months ended June 30, 2024.

The following tables summarize changes to our financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and six months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended
	June 30, 2024				June 30, 2023
Assets	Installment Notes Receivable on MH, net		Notes Receivable From Real Estate Developers and Operators	Collateralized Receivables, net	Installment Notes Receivable on MH, net		Notes Receivable From Real Estate Developers and Operators	Warrants
Level 3 beginning balance at March 31, 2024 and 2023	$38.3		$127.7	$56.5	$62.2		$435.0	$—
Realized losses	(0.4)	(1)	—	—	(0.1)	(1)	—	—
Purchases and issuances	18.0		4.2	—	0.1		23.1	—
Sales and settlements	(1.2)		(0.6)	(2.2)	(2.7)		(3.9)	—
Dispositions of properties	(0.2)		—	—	—		—	—
Foreign currency exchange gain	—		—	—	—		8.2	—
Level 3 ending balance at June 30, 2024 and 2023	$54.5		$131.3	$54.3	$59.5		$462.4	$—
(1) Realized losses recorded within Loss on remeasurement of notes receivable on the Consolidated Statements of Operations.

	Six Months Ended
	June 30, 2024						June 30, 2023
Assets	Installment Notes Receivable on MH, net		Notes Receivable From Real Estate Developers and Operators		Collateralized Receivables, net		Installment Notes Receivable on MH, net		Notes Receivable From Real Estate Developers and Operators	Warrants
Level 3 beginning balance at December 31, 2023 and 2022	$19.6		$134.5		$56.2		$65.9		$305.2	$—
Realized gains / (losses)	(0.4)	(1)	(0.8)	(1)	1.6	(2)	(1.8)	(1)	—	(0.4)	(3)
Purchases and issuances	37.4		9.2		—		0.2		147.4	0.4
Sales and settlements	(1.9)		(11.5)		(3.5)		(4.8)		(6.9)	—
Dispositions of properties	(0.2)		—		—		—		—	—
Foreign currency exchange gains / (losses)	—		(0.1)		—		—		16.7	—
Level 3 ending balance at June 30, 2024 and 2023	$54.5		$131.3		$54.3		$59.5		$462.4	$—
(1) Realized losses recorded within Loss on remeasurement of notes receivable on the Consolidated Statements of Operations.
(2) Realized gains recorded within Other income / (expense), net on the Consolidated Statements of Operations.
(3) Realized losses recorded within Income / (loss) from nonconsolidated affiliates within on the Consolidated Statements of Operations.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended
	June 30, 2024		June 30, 2023
Liabilities	Secured Borrowing on Collateralized Receivables	Contingent Consideration	Contingent Consideration
Level 3 beginning balance March 31, 2024 and 2023	$56.1	$20.2	$20.2
Realized losses(1)	—	—	—
Purchases and issuances	0.4	—	—
Sales and settlements	(2.2)	—	—
Other adjustments	—	—	—
Level 3 ending balance at June 30, 2024 and 2023	$54.3	$20.2	$20.2
(1) Realized losses are recorded within Other income / (expense), net on the Consolidated Statements of Operations.

	Six Months Ended
	June 30, 2024		June 30, 2023
Liabilities	Secured Borrowing on Collateralized Receivables	Contingent Consideration	Contingent Consideration
Level 3 beginning balance December 31, 2023 and 2022	$55.8	$20.2	$20.2
Realized losses(1)	1.6	—	—
Purchases and issuances	0.4	—	—
Sales and settlements	(3.5)	—	—
Other adjustments	—	—	—
Level 3 ending balance at June 30, 2024 and 2023	$54.3	$20.2	$20.2
(1) Realized losses are recorded within Other income / (expense), net on the Consolidated Statements of Operations.

Fair Value Measurements on a Nonrecurring Basis

During the three months ended June 30, 2024, we recognized asset impairment charges of $10.8 million within the MH segment to reduce the carrying value of two development properties to an aggregate fair value of $36.1 million, driven by our contemplated change in strategic plan for these properties. The fair value measurement was determined using an income approach and Level 3 inputs based on a probability weighted holding period and estimated sale price for the assets. Refer to Note 20, "Subsequent Events," for additional activity related to the two properties subsequent to June 30, 2024.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available as of June 30, 2024. As such, our estimates of fair value could differ significantly from the actual carrying value.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

Estimated property insurance recoveries, excluding business interruption recoveries, of $56.6 million related to Hurricane Ian were recorded in Notes and other receivables, net, on the Consolidated Balance Sheets as of June 30, 2024.

The table below sets forth changes in estimated property insurance recoveries, excluding business interruption recoveries (in millions):

Six Months Ended June 30, 2024
Total estimated insurance receivable - December 31, 2023	$56.7
Change in estimated property insurance recoveries	6.8
Proceeds received from insurer	(6.9)
Total estimated insurance receivable - June 30, 2024	$56.6

Changes in estimated property insurance recoveries related to Hurricane Ian during the six months ended June 30, 2024 were primarily the result of $6.8 million of incremental costs that exceeded the applicable deductible. The foregoing estimates are based on current information available, and we continue to assess these estimates. Actual charges and insurance recoveries could vary significantly from these estimates. Any changes to these estimates will be recognized in the period(s) in which they are determined.

We are actively working with our insurance providers on claims for business interruption recoveries. During the six months ended June 30, 2024 we recognized $5.2 million, net of deductibles, for lost earnings from the hurricane event covering the period from September 1, 2023 through January 31, 2024. The business interruption proceeds were recorded within Brokerage commissions and other, net in our Consolidated Statements of Operations. The related communities are under redevelopment. As such, we currently cannot estimate a date when operating results will be restored to pre-hurricane levels. Our business interruption insurance policy provides for up to 60 months of coverage from the date of restoration.

Other - In December 2023, one of our RV properties with approximately 300 sites sustained property damage due to heavy rainfall and flooding in the North Conway, New Hampshire area. Based on a preliminary review performed by an insurance adjuster, we recognized asset impairment charges of $7.0 million during the three months ended December 31, 2023, primarily related to site improvements, vacation rental cabins, and equipment. During the six months ended June 30, 2024, we recognized incremental charges of $10.6 million related to the impacted property, comprised of $3.1 million for impaired assets and $7.5 million for debris removal, cleanup and repairs. We received $2.4 million in insurance proceeds during the six months ended June 30, 2024 related to the flood event. The charges and related proceeds were recorded within Catastrophic event-related charges, net in our Consolidated Statements of Operations. The foregoing estimates are based on current information available after the preliminary review of the damages incurred. Actual charges and insurance recoveries could differ from these estimates. Any changes to these estimates will be recognized in the period(s) in which they are determined.

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

Future minimum lease payments under non-cancellable leases as of June 30, 2024 where we are the lessee include (in millions):

Maturity of Lease Liabilities	Finance Leases	Operating Leases	Total
2024 (excluding six months ended June 30, 2024)	$4.4	$7.2	$11.6
2025	0.5	14.3	14.8
2026	0.5	13.0	13.5
2027	0.5	11.0	11.5
2028	0.5	10.2	10.7
Thereafter	20.7	245.9	266.6
Total Lease Payments	$27.1	$301.6	$328.7
Less: Imputed interest	(13.0)	(137.8)	(150.8)
Present Value of Lease Liabilities	$14.1	$163.8	$177.9

Right-of-use ("ROU") assets and lease liabilities for finance and operating leases as included in our Consolidated Balance Sheets are as follows (in millions):

	Financial Statement Classification	As of
Description		June 30, 2024	December 31, 2023
Lease Assets
Finance lease - ROU asset, net of accumulated amortization	Investment property, net	$31.2	$32.6
Operating lease - ROU asset, net	Other assets, net	$182.6	$176.0
Below market operating leases, net	Other assets, net	$92.7	$95.0
Lease Liabilities
Finance lease liabilities	Other liabilities	$14.1	$14.3
Operating lease liabilities	Other liabilities	$163.8	$159.5

The components of lease costs for finance and operating leases as included in our Consolidated Statements of Operations are as follows (in millions):

		Three Months Ended		Six Months Ended
Description	Financial Statement Classification	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Finance Lease Cost
Amortization of ROU assets	Depreciation and amortization	$0.7	$0.6	$1.4	$1.3
Interest on lease liabilities	Interest expense	0.2	0.1	0.4	0.3
Operating lease cost	General and administrative expense, Property operating and maintenance, Depreciation and amortization	3.9	2.3	8.3	6.9
Variable lease cost	Property operating and maintenance	2.2	1.1	4.2	2.7
Total Lease Cost		$7.0	$4.1	$14.3	$11.2

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Lease term, discount rates and additional information for finance and operating leases are as follows:

	As of
	June 30, 2024	December 31, 2023
Lease Term and Discount Rate
Weighted-average Remaining Lease Terms (years)
Finance lease	36.86	36.63
Operating lease	34.59	27.71
Weighted-average Discount Rate
Finance lease	3.59%	3.59%
Operating lease	3.82%	3.82%

	Six Months Ended
	June 30, 2024	June 30, 2023
Other Information (in millions)
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash outflows for operating leases	$5.9	$6.6
Financing cash outflows for finance leases	0.4	0.5
Total Cash Paid on Lease Liabilities	$6.3	$7.1

Lessor Accounting

We are not the lessor for any finance leases at our MH, RV, Marina or UK properties as of June 30, 2024.

Nearly all of our operating leases with our residents and customers at our MH, RV and UK properties where we are the lessor are either month-to-month or for a time period not to exceed one year. As of June 30, 2024, future minimum lease payments with our residents or customers would not exceed 12 months.

We do not have any operating leases with real estate operators on our MH or UK properties. At our RV communities and marinas, future minimum lease payments under non-cancellable leases with real estate operators where we are the lessor include the following as of June 30, 2024 (in millions):

Maturity of Lease Payments	Operating Leases
2024 (excluding the six months ended June 30, 2024)	$12.2
2025	18.8
2026	13.4
2027	9.4
2028	8.1
Thereafter	84.8
Total Undiscounted Cash Flows	$146.7

The components of lease income for our operating leases, as included in our Consolidated Statement of Operations are as follows (in millions):

		Three Months Ended		Six Months Ended
Description	Financial Statement Classification	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating Leases
Fixed lease income	Income from real property; Brokerage commissions and other revenue, net	$8.1	$5.3	$16.8	$13.2
Variable lease income(1)	Income from real property; Brokerage commissions and other revenue, net	$4.5	$0.8	$7.9	$2.3
(1)Consists of rent primarily based on a percentage of operating revenues beyond target thresholds.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Failed Sale Leaseback

In connection with our acquisition of Park Holidays, we assumed ground lease arrangements for 34 UK properties that we concluded to be failed sale-leaseback transactions under ASC Topic 842, "Leases." The arrangements have maturities ranging from 2117 through 2197 with an option to repurchase for £1.00 at the end of the term. The obligation related to the underlying ground leases has been recorded as a financial liability in Other Liabilities on the Consolidated Balance Sheets. The financial liability was $357.0 million and $359.7 million as of June 30, 2024 and December 31, 2023, respectively. The following table presents the future minimum rental payments for this financial liability as of June 30, 2024 (in millions):

Maturity of Financial Liability	June 30, 2024
2024 (excluding six months ended June 30, 2024)	$5.6
2025	11.9
2026	12.0
2027	12.1
2028	12.0
Thereafter	1,744.0
Total Payments	$1,797.6
Less: Imputed interest	(1,440.6)
Present Value of Financial Liability	$357.0

19. Recent Accounting Pronouncements

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

20. Subsequent Events

Dispositions

In July 2024, we sold six MH properties located in Illinois, Indiana, Iowa, Minnesota, Tennessee and Wisconsin with an aggregate of 2,087 developed sites for a gross sale price of $224.6 million. We received cash consideration of $150.7 million, net of settlement of the associated mortgage debt of $62.3 million and other closing adjustments.

In July 2024, we sold one MH property located in Florida with 361 total developed sites for a gross sale price of $38.0 million. We received cash consideration of $20.3 million, net of settlement of the associated mortgage debt of $16.7 million and other closing adjustments.

Real Estate Held for Sale

In July 2024, we entered into a purchase and sale agreement to sell two development properties within the MH segment and received a non-refundable deposit from the counterparty. Accordingly, the sale is considered probable and the two properties were reclassified to held for sale in July 2024.

Derivatives

In July 2024, we entered into an interest rate swap contract with a notional amount of $25.0 million to hedge a future debt offering.

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

OVERVIEW

We are a fully integrated REIT. As of June 30, 2024, we owned and operated, directly or indirectly, or had an interest in, a portfolio of 666 developed properties located in the U.S., Canada and the United Kingdom including 296 MH communities, 179 RV communities, 137 marinas, and 54 UK communities.

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

SUN COMMUNITIES, INC.
RESULTS OF OPERATIONS

The following tables reconcile the Net income / (loss) attributable to SUI common shareholders to NOI and summarize our consolidated financial results for the three and six months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
		As Restated		As Restated
Net Income / (Loss) Attributable to SUI Common Shareholders	$52.1	$(207.6)	$24.7	$(252.5)
Interest income	(5.3)	(14.0)	(9.9)	(25.4)
Brokerage commissions and other revenues, net	(11.2)	(9.8)	(14.2)	(19.3)
General and administrative	65.3	62.7	143.8	126.8
Catastrophic event-related charges, net	2.3	(0.1)	9.5	0.9
Business combination expense	0.2	0.2	0.2	3.0
Depreciation and amortization	172.8	164.1	338.1	319.7
Asset impairments	11.6	6.5	32.3	8.9
Goodwill impairment	—	309.7	—	325.1
Loss on extinguishment of debt (see Note 9)	—	—	0.6	—
Interest expense	89.8	79.2	179.5	155.8
Interest on mandatorily redeemable preferred OP units / equity	—	0.9	—	1.9
(Gain) / loss on remeasurement of marketable securities (see Note 16)	—	(5.8)	—	14.1
(Gain) / loss on foreign currency exchanges	2.8	(2.7)	1.7	—
(Gain) / loss on disposition of properties	(2.5)	0.6	(7.9)	2.2
Other (income) / expense, net	1.6	0.8	(6.4)	1.8
Loss on remeasurement of notes receivable (see Note 4)	0.4	0.1	1.1	1.8
(Income) / loss from nonconsolidated affiliates (see Note 7)	(3.0)	0.7	(4.4)	0.9
(Gain) / loss on remeasurement of investment in nonconsolidated affiliates (see Note 7)	(0.1)	—	(5.3)	4.5
Current tax expense (see Note 13)	5.3	5.4	7.4	9.3
Deferred tax benefit (see Note 13)	(3.7)	(7.7)	(9.4)	(12.3)
Add: Preferred return to preferred OP units / equity interests	3.2	3.2	6.4	5.6
Add: Income / (loss) attributable to noncontrolling interests	3.1	(7.8)	1.8	(13.6)
NOI	$384.7	$378.6	$689.6	$659.2

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
		As Restated		As Restated
Real property NOI	$331.3	$316.4	$617.2	$570.7
Home sales NOI	30.7	36.2	47.7	59.9
Service, retail, dining and entertainment NOI	22.7	26.0	24.7	28.6
NOI	$384.7	$378.6	$689.6	$659.2

SUN COMMUNITIES, INC.
Seasonality of Revenue

The RV and marina industries are seasonal and the results of operations in any one period may not be indicative of results in future periods.

In the RV business, certain properties maintain higher occupancy during the summer months, while other properties maintain higher occupancy during the winter months. Based on the location of our properties with transient RV sites, our portfolio generally produces higher revenues between April and September than between October and March. Through June 30, 2024, we recognized Real property - transient revenue of $37.7 million in the first quarter and $81.7 million in the second quarter. During the year ended December 31, 2023, we recognized Real property - transient revenue as follows:

	Real property - transient revenue (in millions)	During the Three Months Ended
Year		March 31	June 30	September 30	December 31	Total
2023	$321.4	12.4%	27.8%	47.3%	12.5%	100.0%

In the marina business, the majority of our wet slip and dry storage space leases have annual terms that are billed seasonally. Wet slip storage increases during the summer months for the boating season, whereas dry storage increases during the winter season as weather patterns require boat owners to store their vessels on dry docks or within covered racks. Through June 30, 2024, we recognized seasonal real property revenue of $78.1 million in the first quarter and $95.9 million in the second quarter. During the year ended December 31, 2023, we recognized seasonal real property revenue as follows:

	Seasonal real property revenue (in millions)	During the Three Months Ended
Year		March 31	June 30	September 30	December 31	Total
2023	$348.7	20.8%	25.9%	28.6%	24.7%	100.0%

SUN COMMUNITIES, INC.
Real Property Operations - Total Portfolio

The following tables reflect certain financial and other information for our real estate operations by segment as of and for the three and six months ended June 30, 2024 and 2023 (in millions, except for statistical information).

	Three Months Ended June 30, 2024					Three Months Ended June 30, 2023
Financial Information	MH	RV	Marinas	UK	Total	MH	RV	Marinas	UK	Total
Revenues
Real property (excluding transient)	$239.4	$80.6	$111.2	$31.1	$462.3	$224.0	$72.7	$105.0	$28.4	$430.1
Real property - transient	0.3	67.6	7.6	13.6	89.1	0.3	75.5	6.7	13.4	95.9
Total operating revenues	239.7	148.2	118.8	44.7	551.4	224.3	148.2	111.7	41.8	526.0
Expenses
Property operating expenses	79.0	74.0	41.1	26.0	220.1	73.0	72.6	39.5	24.5	209.6
Real Property NOI	$160.7	$74.2	$77.7	$18.7	$331.3	$151.3	$75.6	$72.2	$17.3	$316.4

	Six Months Ended June 30, 2024					Six Months Ended June 30, 2023
Financial Information	MH	RV	Marinas	UK	Total	MH	RV	Marinas	UK	Total
Revenues
Real property (excluding transient)(a)	$477.0	$150.6	$203.7	$66.4	$897.7	$447.5	$134.5	$190.4	$55.9	$828.3
Real property - transient	0.7	102.1	11.5	16.3	130.6	0.8	113.3	10.4	14.8	139.3
Total operating revenues	477.7	252.7	215.2	82.7	1,028.3	448.3	247.8	200.8	70.7	967.6
Expenses
Property operating expenses	154.4	127.3	80.6	48.8	411.1	146.4	127.1	76.4	47.0	396.9
Real Property NOI	$323.3	$125.4	$134.6	$33.9	$617.2	$301.9	$120.7	$124.4	$23.7	$570.7

	As of June 30, 2024					As of June 30, 2023
Other Information	MH	RV	Marinas	UK	Total	MH	RV	Marinas	UK	Total
Number of Properties	296	179	137	54	666	299	182	135	55	671
Sites, Wet Slips and Dry Storage Spaces
Sites, wet slips and dry storage spaces(a)	100,160	33,590	48,140	17,710	199,600	100,220	31,620	48,180	17,950	197,970
Transient sites	N/A	25,720	N/A	4,580	30,300	N/A	26,920	N/A	3,350	30,270
Total	100,160	59,310	48,140	22,290	229,900	100,220	58,540	48,180	21,300	228,240

MH and Annual RV Occupancy	96.7%	100.0%	N/A	89.9%	96.7%	96.2%	100.0%	N/A	90.1%	96.3%
N/M = Not meaningful. N/A = Not applicable.
(a) MH annual sites included 10,589 and 9,721 rental homes in our rental program as of June 30, 2024 and 2023, respectively. Our investment in occupied rental homes at June 30, 2024 was $709.4 million, an increase of 12.6% from $630.0 million at June 30, 2023.

SUN COMMUNITIES, INC.
Real Property Operations - Total Portfolio (Continued)

For the three months ended June 30, 2024, the $14.9 million, or 4.7% increase in Real Property NOI as compared to the same period in 2023, consists of $9.7 million from Same Property MH, $4.1 million from Same Property Marina, $1.7 million from Same Property UK, and $2.8 million, net from other recently acquired or developed properties and other items, partially offset by a $3.4 million decrease from Same Property RV.

For the six months ended June 30, 2024, the $46.5 million, or 8.1% increase in Real Property NOI as compared to the same period in 2023, consists of $21.8 million from Same Property MH, $0.3 million from Same Property RV, $7.7 million from Same Property Marina, $5.0 million from Same Property UK and $11.7 million, net from other recently acquired or developed properties and other items.

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

The following tables reflect certain financial and other information for our Same Property MH, RV and Marina portfolios as of and for the three and six months ended June 30, 2024 and 2023 (in millions, except for statistical information):

	Three Months Ended
	June 30, 2024				June 30, 2023				Total Change	% Change(c)
	MH(a)	RV(a)	Marina	Total	MH(a)	RV(a)	Marina	Total		MH	RV	Marina	Total(d)
Financial Information
Same Property Revenues
Real property (excluding transient)	$222.1	$74.1	$96.0	$392.2	$207.1	$66.8	$91.4	$365.3	$26.9	7.2%	11.0%	5.1%	7.4%
Real property - transient	0.3	60.5	7.5	68.3	0.3	68.9	6.6	75.8	(7.5)	(8.4)%	(12.0)%	11.2%	(10.0)%
Total Same Property operating revenues	222.4	134.6	103.5	460.5	207.4	135.7	98.0	441.1	19.4	7.2%	(0.7)%	5.5%	4.4%
Same Property Expenses
Same Property operating expenses(b)(d)	61.9	64.2	32.4	158.5	56.6	61.9	31.0	149.5	9.0	9.2%	4.0%	4.2%	6.0%
Real Property NOI(d)	$160.5	$70.4	$71.1	$302.0	$150.8	$73.8	$67.0	$291.6	$10.4	6.4%	(4.6)%	6.1%	3.6%

	Six Months Ended
	June 30, 2024				June 30, 2023				Total Change	% Change(c)
	MH(a)	RV(a)	Marina	Total	MH(a)	RV(a)	Marina	Total		MH	RV	Marina	Total(d)
Financial Information
Same Property Revenues
Real property (excluding transient)	$440.1	$139.1	$174.9	$754.1	$411.3	$124.1	$164.9	$700.3	$53.8	7.0%	12.1%	6.1%	7.7%
Real property - transient	0.7	91.8	11.2	103.7	0.7	104.9	10.3	115.9	(12.2)	6.6%	(12.4)%	8.9%	(10.4)%
Total Same Property operating revenues	440.8	230.9	186.1	857.8	412.0	229.0	175.2	816.2	41.6	7.0%	0.9%	6.2%	5.1%
Same Property Expenses
Same Property operating expenses(b)(d)	118.1	110.0	63.7	291.8	111.1	108.4	60.5	280.0	11.8	6.3%	1.5%	5.3%	4.2%
Real Property NOI(d)	$322.7	$120.9	$122.4	$566.0	$300.9	$120.6	$114.7	$536.2	$29.8	7.2%	0.3%	6.7%	5.6%

Other Information
Number of properties	291	164	127	582	291	164	127	582
Sites, wet slips and dry storage spaces	99,390	55,590	43,380	198,360	99,380	55,200	43,620	198,200
(a) Same property results for our MH and RV properties reflect constant currency for comparative purposes. Canadian currency figures in the prior comparative period have been translated at the average exchange rate during the three and six months ended June 30, 2024 of $0.7309 and $0.7364 USD per Canadian dollar, respectively.

SUN COMMUNITIES, INC.
Real Property Operations - North America Same Property Portfolio (Continued)

(b) We net certain utilities revenues (which include utility reimbursement revenues from residents) against related utility expenses in property operating expenses as follows (in millions):

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
	MH	RV	Marina	Total	MH	RV	Marina	Total
Utility revenue netted against related utility expense	$16.3	$5.1	$6.1	$27.5	$15.8	$4.9	$6.2	$26.9

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
	MH	RV	Marina	Total	MH	RV	Marina	Total
Utility revenue netted against related utility expense	$34.7	$9.2	$11.6	$55.5	$34.2	$9.1	$11.3	$54.6
(c) Percentages are calculated based on unrounded numbers.
(d) Total Same Property operating expenses consist of the following components for the periods shown (in millions), and exclude amounts invested into recently acquired properties to bring them up to our standards.

	Three Months Ended				Six Months Ended
	June 30, 2024	June 30, 2023	Change	% Change(c)	June 30, 2024	June 30, 2023	Change	% Change(c)
Payroll and benefits	$52.3	$50.3	$2.0	4.0%	$94.9	$93.5	$1.4	1.4%
Real estate taxes	28.8	27.6	1.2	4.4%	57.5	55.6	1.9	3.5%
Supplies and repairs	22.8	20.8	2.0	9.5%	38.2	35.2	3.0	8.7%
Utilities	16.8	16.0	0.8	4.7%	30.6	30.5	0.1	0.2%
Legal, state / local taxes, and insurance	14.7	14.1	0.6	4.1%	29.1	28.7	0.4	1.5%
Other	23.1	20.7	2.4	11.6%	41.5	36.5	5.0	13.8%
Total Same Property Operating Expenses	$158.5	$149.5	$9.0	6.0%	$291.8	$280.0	$11.8	4.2%

SUN COMMUNITIES, INC.
North America Same Property Summary (in whole units)

	As of
	June 30, 2024		June 30, 2023
	MH	RV	MH	RV
Other Information
Number of properties	291	164	291	164

Sites
MH and annual RV sites	99,390	33,100	99,380	31,450
Transient RV sites	N/A	22,490	N/A	23,750
Total	99,390	55,590	99,380	55,200

MH and Annual RV Occupancy
Occupancy(a)	97.2%	100.0%	96.8%	100.0%
Monthly base rent per site	$692	$612	$653	$575
% change in monthly base rent(b)	6.0%	6.4%	N/A	N/A

Rental Program Statistics included in MH:
Number of occupied sites, end of period(c)	10,300	N/A	9,680	N/A
Monthly rent per site - MH rental program	$1,325	N/A	$1,264	N/A
% change(c)	4.8%	N/A	N/A	N/A
N/A = Not applicable.
(a) Same Property adjusted blended occupancy for MH and RV combined increased to 98.7% at June 30, 2024, from 97.2% at June 30, 2023. The 150 basis point increase was driven by MH expansion fills and the conversion of transient RV sites to annual sites. Same Property blended occupancy for MH and RV was 97.9% at June 30, 2024, up 30 basis points from 97.6% at June 30, 2023. The 30 basis point increase was driven by MH expansion fills and the conversion of transient RV sites to annual sites.
(b) Calculated using actual results without rounding.
(c) Occupied rental program sites in Same Property are included in total sites.

SUN COMMUNITIES, INC.
Real Property Operations - UK Same Property Portfolio

The following tables reflect certain financial and other information for our Same Property UK portfolio as of and for the three and six months ended June 30, 2024 and 2023 (in millions, except for statistical information):

	Three Months Ended			Six Months Ended
	June 30, 2024	June 30, 2023	% Change(b)	June 30, 2024	June 30, 2023	% Change(b)
Financial Information(a)
Same Property Revenues
Real property (excluding transient)	$24.7	$23.1	7.1%	$49.6	$46.0	7.7%
Real property - transient	13.7	13.5	1.0%	16.2	15.0	8.3%
Total Same Property operating revenues	38.4	36.6	4.9%	65.8	61.0	7.9%
Same Property Expenses
Same Property operating expenses(c)	18.5	18.4	0.5%	35.2	35.4	(0.5)%
Real Property NOI	$19.9	$18.2	9.3%	$30.6	$25.6	19.4%
Other Information
Number of properties	52	52	—	52	52	—
(a) Same Property results for the Company's properties reflect constant currency for comparative purposes. United Kingdom currency figures in the prior comparative period have been translated at the average exchange rate of $1.2618 and $1.2649 USD per Pound sterling, during the three and six months ended June 30, 2024, respectively.
(b) Percentages are calculated based on unrounded numbers.
(c) We net certain utility revenues (which include utility reimbursement revenues from residents) against related utility expenses in property operating expenses as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Utility revenue netted against related utility expense	$4.3	$4.4	$9.0	$9.1

UK Same Property Summary (in whole units)

	As of
	June 30, 2024	June 30, 2023	Change(a)
Other Information
Number of properties	52	52	—

Sites
UK	16,560	16,440	120
UK Transient	3,420	3,200	220

Occupancy(b)	90.0%	90.7%	(0.7)%
Monthly base rent per site	$519	$481	$38
(a) Calculated using actual results without rounding.
(b) Adjusting for recently delivered and vacant expansion sites, Same Property adjusted occupancy decreased by 40 basis points year over year, to 90.8% at June 30, 2024, from 91.2% at June 30, 2023.

SUN COMMUNITIES, INC.
For the three months ended June 30, 2024 and 2023:

•The MH segment increase in NOI of $9.7 million, or 6.4%, when compared to the same period in 2023 is primarily due to an increase in Real property (excluding transient) revenue of $15.0 million, or 7.2%. Real property (excluding transient) revenue increased primarily due to a 6.0% increase in monthly base rent.

•The RV segment decrease in NOI of $3.4 million, or 4.6%, when compared to the same period in 2023 is primarily due to a decrease in Real property transient revenue of $8.4 million, or 12.0%, and an increase in Same property operating expenses of $2.3 million, or 4.0%, partially offset by an increase in Real property (excluding transient revenue) of $7.3 million, or 11.0%. The increase in Real property (excluding transient) revenue was primarily due to a 6.4% increase in monthly base rent and conversions of transient RV sites to annual RV sites.

•The Marina segment increase in NOI of $4.1 million, or 6.1%, when compared to the same period in 2023 is primarily due to the $4.6 million, or 5.1%, increase in Real property (excluding transient) revenue.

•The UK segment increase in NOI of $1.7 million, or 9.3%, when compared to the same period in 2023 is primarily due to the $1.6 million, or 7.1%, increase in Real property (excluding transient) revenue. The increase in Real property (excluding transient) revenue was primarily due to a 7.9% increase in monthly base rent per site.

For the six months ended June 30, 2024 and 2023

•The MH segment increase in NOI of $21.8 million, or 7.2%, when compared to the same period in 2023 is primarily due to an increase in Real property (excluding transient) revenue of $28.8 million, or 7.0%. Real property (excluding transient) revenue increased primarily due to a 6.0% increase in monthly base rent.

•The RV segment increase in NOI of $0.3 million, or 0.3%, when compared to the same period in 2023 is primarily due to an increase in Real property (excluding transient) revenue of $15.0 million, or 12.1%, partially offset by a decrease in Real property transient revenue of $13.1 million, or 12.4%. The increase in Real property (excluding transient) revenue was primarily due to a 6.4% increase in monthly base rent and conversions of transient RV sites to annual RV sites. The decrease in Real property transient revenue was primarily due to transient to annual RV site conversions.

•The Marina segment increase in NOI of $7.7 million, or 6.7%, when compared to the same period in 2023 is primarily due to the $10.0 million, or 6.1%, increase in Real property (excluding transient) revenue.

•The UK segment increase in NOI of $5.0 million, or 19.4%, when compared to the same period in 2023 is primarily due to the $3.6 million, or 7.7%, increase in Real property (excluding transient) revenue, and a decrease of $0.2 million, or 0.5%, in Same property operating expenses. The increase in Real property (excluding transient) revenue was primarily due to a 7.9% increase in monthly base rent per site. The decrease in Same property operating expenses was primarily due to efficient expense management related to leasing costs and utility expenses, net of utility revenue.

SUN COMMUNITIES, INC.
Home Sales Summary

We sell new and pre-owned homes to current and prospective residents and customers in our communities. This inventory is purchased from manufacturers, lenders, dealers, former residents or customers.

The following table reflects certain financial and statistical information for our home sales program for the three and six months ended June 30, 2024 and 2023 (in millions, except for average selling price and statistical information):

	Three Months Ended				Six Months Ended
	June 30, 2024	June 30, 2023	Change	% Change	June 30, 2024	June 30, 2023	Change	% Change
MH
Home sales	$58.2	$62.3	$(4.1)	(6.6)%	$91.0	$109.5	$(18.5)	(16.9)%
Home cost and selling expenses	45.0	46.0	(1.0)	(2.2)%	71.2	82.0	(10.8)	(13.2)%
NOI	$13.2	$16.3	$(3.1)	(19.0)%	$19.8	$27.5	$(7.7)	(28.0)%
NOI margin %	22.7%	26.2%	(3.5)%		21.8%	25.1%	(3.3)%

UK
Home sales	$49.3	$60.3	$(11.0)	(18.2)%	$85.4	$99.4	$(14.0)	(14.1)%
Home cost and selling expenses	31.8	40.4	(8.6)	(21.3)%	57.5	67.0	(9.5)	(14.2)%
NOI	$17.5	$19.9	$(2.4)	(12.1)%	$27.9	$32.4	$(4.5)	(13.9)%
NOI margin %	35.5%	33.0%	2.5%		32.7%	32.6%	0.1%

Total
Home sales	$107.5	$122.6	$(15.1)	(12.3)%	$176.4	$208.9	$(32.5)	(15.6)%
Home cost and selling expenses	76.8	86.4	(9.6)	(11.1)%	128.7	149.0	(20.3)	(13.6)%
NOI	$30.7	$36.2	$(5.5)	(15.2)%	$47.7	$59.9	$(12.2)	(20.4)%
NOI margin %	28.6%	29.5%	(1.0)%		27.0%	28.7%	(1.6)%

Units Sold:
MH	623	684	(61)	(8.9)%	950	1,273	(323)	(25.4)%
UK	787	837	(50)	(6.0)%	1,408	1,426	(18)	(1.3)%
Total home sales	1,410	1,521	(111)	(7.3)%	2,358	2,699	(341)	(12.6)%

Average Selling Price:
MH	$93,419	$91,082	$2,337	2.6%	$95,789	$86,017	$9,772	11.4%
UK	$62,643	$72,043	$(9,400)	(13.0)%	$60,653	$69,705	$(9,052)	(13.0)%

NOI - MH
For the three months ended June 30, 2024, the 19.0% decrease in NOI is primarily driven by an 8.9% decrease in total home sales volume as compared to the same period in 2023, primarily driven by fewer available sites in conjunction with reduced expansion and development activity, partially offset by a 2.6% increase in average selling price.

For the six months ended June 30, 2024, the 28.0% decrease in NOI is primarily driven by a 25.4% decrease in total home sales volume as compared to the same period in 2023, partially offset by an 11.4% increase in average selling price.

NOI - UK
For the three months ended June 30, 2024, the 12.1% decrease in NOI is primarily driven by a 13.0% decrease in average selling price in addition to a 6.0% decrease in total home sales volume as compared to the same period in 2023.

For the six months ended June 30, 2024, the 13.9% decrease in NOI is primarily driven by a 13.0% decrease in average selling price as compared to the same period in 2023.

SUN COMMUNITIES, INC.
Other Items - Statements of Operations(1)

The following table summarizes other income and expenses for the three and six months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended				Six Months Ended
	June 30, 2024	June 30, 2023	Change	% Change	June 30, 2024	June 30, 2023	Change	% Change
		As Restated				As Restated
Service, retail, dining and entertainment, net	$22.7	$26.0	$(3.3)	(12.7)%	$24.7	$28.6	$(3.9)	(13.6)%
Interest income	$5.3	$14.0	$(8.7)	(62.1)%	$9.9	$25.4	$(15.5)	(61.0)%
Brokerage commissions and other, net	$11.2	$9.8	$1.4	14.3%	$14.2	$19.3	$(5.1)	(26.4)%
General and administrative expense	$65.3	$62.7	$2.6	4.1%	$143.8	$126.8	$17.0	13.4%
Catastrophic event-related charges, net	$2.3	$(0.1)	$2.4	N/M	$9.5	$0.9	$8.6	N/M
Business combinations	$0.2	$0.2	$—	—%	$0.2	$3.0	$(2.8)	(93.3)%
Depreciation and amortization	$172.8	$164.1	$8.7	5.3%	$338.1	$319.7	$18.4	5.8%
Asset impairments	$11.6	$6.5	$5.1	78.5%	$32.3	$8.9	$23.4	262.9%
Goodwill impairment	$—	$309.7	$(309.7)	(100.0)%	$—	$325.1	$(325.1)	(100.0)%
Loss on extinguishment of debt (see Note 9)	$—	$—	$—	N/A	$0.6	$—	$0.6	N/A
Interest expense	$89.8	$79.2	$10.6	13.4%	$179.5	$155.8	$23.7	15.2%
Interest on mandatorily redeemable preferred OP units / equity	$—	$0.9	$(0.9)	(100.0)%	$—	$1.9	$(1.9)	(100.0)%
Gain / (loss) on remeasurement of marketable securities (see Note 16)	$—	$5.8	$(5.8)	(100.0)%	$—	$(14.1)	$14.1	(100.0)%
Gain / (loss) on foreign currency exchanges	$(2.8)	$2.7	$(5.5)	N/M	$(1.7)	$—	$(1.7)	N/A
Gain / (loss) on dispositions of properties	$2.5	$(0.6)	$3.1	N/M	$7.9	$(2.2)	$10.1	N/M
Other income / (expense), net	$(1.6)	$(0.8)	$(0.8)	100.0%	$6.4	$(1.8)	$8.2	N/M
Loss on remeasurement of notes receivable (see Note 4)	$(0.4)	$(0.1)	$(0.3)	(300.0)%	$(1.1)	$(1.8)	$0.7	(38.9)%
Income / (loss) from nonconsolidated affiliates (see Note 7)	$3.0	$(0.7)	$3.7	N/M	$4.4	$(0.9)	$5.3	N/M
Income / (loss) on remeasurement of investment in nonconsolidated affiliates (see Note 7)	$0.1	$—	$0.1	N/A	$5.3	$(4.5)	$9.8	N/M
Current tax expense (see Note 13)	$(5.3)	$(5.4)	$0.1	(1.9)%	$(7.4)	$(9.3)	$1.9	(20.4)%
Deferred tax benefit (see Note 13)	$3.7	$7.7	$(4.0)	(51.9)%	$9.4	$12.3	$(2.9)	(23.6)%
Preferred return to preferred OP units / equity interests	$3.2	$3.2	$—	—%	$6.4	$5.6	$0.8	14.3%
Income / (loss) attributable to noncontrolling interests	$3.1	$(7.8)	$10.9	N/M	$1.8	$(13.6)	$15.4	N/M
(1)Only items determined by management to be material, of interest, or unique to the periods disclosed above are explained below.
N/M = Percentage change is not meaningful.

Service, retail, dining and entertainment, net - for the three and six months ended June 30, 2024, decreased primarily due to a decrease in boat sales revenue and increased costs related to service and retail activities in our Marina segment.

Interest income - for the three and six months ended June 30, 2024, decreased primarily due to having a lower receivable balance outstanding with real estate operators than during the same period in 2023. Refer to Note 4, "Notes and Other Receivables," in our accompanying Consolidated Financial Statements for additional information.

Brokerage commissions and other, net - for the six months ended June 30, 2024, decreased primarily due to a decrease in the number of brokered home sales reducing total brokerage commissions as compared to the same period in 2023, and a decrease in dividend income as a result of the sale of our publicly traded marketable securities in Ingenia in 2023, partially offset by business interruption recoveries of $5.2 million recognized in 2024. Refer to Note 17, "Commitments and Contingencies" in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.
General and administrative expense - for the six months ended June 30, 2024, increased primarily due to non-recurring transaction costs related to the settlement of a loan provided to a real estate operator, other costs associated with potential acquisitions that will not close, and an increase in payroll costs at our UK segment, as compared to the same periods in 2023.

Catastrophic event-related charges, net - for the six months ended June 30, 2024, increased primarily due to incremental asset impairment and debris removal charges, net of insurance recoveries, of $10.6 million driven by flooding at an RV community in New Hampshire.

Asset impairments - for the three and six months ended June 30, 2024, increased due to asset impairment charges related to non-continuing expansion and development properties as well as the write off of other financial assets within our MH and UK segments in 2024. Refer to Note 16, "Fair Value Measurements," in our accompanying Consolidated Financial Statements for additional information.

Goodwill impairment - for the three and six months ended June 30, 2024, there were no goodwill impairment charges, as compared to charges of $309.7 million and $325.1 million driven by a decline in the fair value of the UK reporting segment during the same periods in 2023. Refer to Note 6, "Goodwill and Other Intangible Assets," in our accompanying Consolidated Financial Statements for additional information.

Interest expense - for the three and six months ended June 30, 2024, increased due to a higher debt balance and higher weighted average interest rate as compared to the same periods in 2023. Refer to Note 9, "Debt and Line of Credit," of our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on remeasurement of marketable securities - for the three and six months ended June 30, 2024, was zero due to the sale of our publicly traded marketable securities in Ingenia in 2023, as compared to a loss of $5.8 million and gain of $14.1 million during the same periods in 2023, respectively.

Gain / (loss) on foreign currency exchanges - for the three months ended June 30, 2024, was a loss of $2.8 million, as compared to a gain of $2.7 million during the same period in 2023 primarily due to the termination of the Pound sterling denominated term loan under our Senior Credit Facility in the current period. Refer to Note 9, "Debt and Line of Credit" in our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on dispositions of properties - for the three and six months ended June 30, 2024 was a gain of $2.5 million and $7.9 million on the sale of three properties as compared to a loss of $0.6 million and $2.2 million on the sale of two land parcels during the same periods in 2023, respectively. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

Other income / (expense), net - for the six months ended June 30, 2024, was a gain of $6.4 million in 2024, primarily due to a litigation settlement gain of $10.3 million related to our Marina segment, as compared to an expense of $1.8 million related to long-term lease termination expenses during the same period in 2023.

Income / (loss) from nonconsolidated affiliates - for the three and six months ended June 30, 2024, increased primarily due to the improved performance of our nonconsolidated affiliates, primarily driven by the Sungenia joint venture. Refer to Note 7, "Investments in Nonconsolidated Affiliates," in our accompanying Consolidated Financial Statements for additional information.

Income / (loss) on remeasurement of investment in nonconsolidated affiliates - for the six months ended June 30, 2024, was a gain of $5.3 million as compared to a loss of $4.5 million during the same period in 2023 due to the fluctuation of the fair value of our nonconsolidated affiliates. Refer to Note 7, "Investments in Nonconsolidated Affiliates," in our accompanying Consolidated Financial Statements for additional information.

Deferred tax benefit - for the three months ended June 30, 2024, decreased primarily due to timing differences for book and tax purposes driven by the write off of financial assets at our UK operations. Refer to Note 13, "Income Taxes," in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.
RECONCILIATION OF NET INCOME / (LOSS) ATTRIBUTABLE TO SUI COMMON SHAREHOLDERS TO FFO

The following table reconciles Net income / (loss) attributable to SUI common shareholders to FFO for the three and six months ended June 30, 2024 and 2023 (in millions, except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
		As Restated		As Restated
Net Income / (Loss) Attributable to SUI Common Shareholders	$52.1	$(207.6)	$24.7	$(252.5)
Adjustments
Depreciation and amortization	172.0	163.4	336.5	318.3
Depreciation on nonconsolidated affiliates	0.1	0.1	0.2	0.1
Asset impairments	11.6	6.5	32.3	8.9
Goodwill impairment	—	309.7	—	325.1
(Gain) / loss on remeasurement of marketable securities	—	(5.8)	—	14.1
(Gain) / loss on remeasurement of investment in nonconsolidated affiliates	(0.1)	—	(5.3)	4.5
Loss on remeasurement of notes receivable	0.4	0.1	1.1	1.8
(Gain) / loss on dispositions of properties, including tax effect	(1.8)	0.8	(7.1)	4.3
Add: Returns on preferred OP units	2.1	3.7	4.1	6.4
Add: Income / (loss) attributable to noncontrolling interests	2.7	(7.9)	1.7	(13.5)
Gain on dispositions of assets, net	(8.6)	(10.6)	(14.0)	(18.5)
FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities(1)	$230.5	$252.4	$374.2	$399.0

Adjustments
Business combination expense	0.2	0.2	0.2	3.0
Acquisition and other transaction costs(2)	3.1	4.7	13.0	8.4
Loss on extinguishment of debt	—	—	0.6	—
Catastrophic event-related charges, net	2.3	(0.1)	9.5	0.9
Loss of earnings - catastrophic event-related charges, net(3)	0.3	5.5	5.6	11.0
(Gain) / loss on foreign currency exchanges	2.8	(2.7)	1.7	—
Other adjustments, net(4)	(0.5)	(7.1)	(12.9)	(10.7)
Core FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities(1)	$238.7	$252.9	$391.9	$411.6

Weighted Average Common Shares Outstanding - Diluted	128.6	129.0	128.6	129.0

FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities Per Share	$1.79	$1.96	$2.91	$3.09

Core FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities Per Share	$1.86	$1.96	$3.05	$3.19
(1)Excludes the effect of certain anti-dilutive convertible securities.
(2)These costs represent (i) nonrecurring integration expenses associated with acquisitions during the three and six months ended June 30, 2024, and 2023, (ii) costs associated with potential acquisitions that will not close, (iii) expenses incurred to bring recently acquired properties up to our operating standards, including items such as tree trimming and painting costs that do not meet our capitalization policy.
(3)Loss of earnings - catastrophic event-related charges, net include the following:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Hurricane Ian - three Fort Myers, Florida RV communities impaired
Estimated loss of earnings in excess of the applicable business interruption deductible	$5.3	$5.3	$10.6	$10.6
Insurance recoveries received for previously estimated loss of earnings	(5.0)	—	(5.0)	—
Hurricane Irma - three Florida Keys communities impaired
Estimated loss of earnings in excess of the applicable business interruption deductible	—	0.2	—	0.4
Loss of earnings - catastrophic event-related charges, net	$0.3	$5.5	$5.6	$11.0
(4)Other adjustments, net relates primarily to (i) litigation settlement gains during the three and six months ended June 30, 2024, (ii) deferred tax benefit during the three and six months ended June 30, 2024 and 2023, and (iii) long-term lease termination expense during the three and six months ended June 30, 2024 and 2023.

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

We intend to continue to strengthen our capital and liquidity positions by focusing on our core fundamentals, which are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We take a disciplined approach to selecting the optimal mix of financing sources to meet our liquidity demands and minimize our overall cost of capital. Our investment grade credit ratings remain unchanged from the initial rating. We plan to continue to capitalize on our unsecured bond market access to optimize our cost of capital and increase our financial flexibility.

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

Acquisitions, Dispositions, Development and Expansion Activities

Subject to market conditions, we intend to selectively identify opportunities to expand our development pipeline and acquire existing properties. We finance acquisitions through available cash, secured financing, draws on our Senior Credit Facility, the assumption of existing debt on properties and the issuance of debt and equity securities. The current higher interest rate environment makes it more expensive to finance acquisitions and fund developments and expansions. We will continue to very selectively pursue acquisition and development opportunities that meet our underwriting criteria.

During the six months ended June 30, 2024, we acquired four marinas with an aggregate 193 wet slips and dry storage spaces for an aggregate purchase price of approximately $12.0 million. Two of the acquired marinas were combined with an existing marina property. During the same period, we entered into a ground lease that can support one marina with eight wet slips and dry storage spaces. Subsequent to the six months ended June 30, 2024, we sold seven MH properties with an aggregate of 2,448 sites for a gross sale price of approximately $262.6 million, and received total cash consideration of approximately $171.0 million. Refer to Note 20, "Subsequent Events," in our accompanying Consolidated Financial Statements for additional information.

During the six months ended June 30, 2024, we acquired two land parcels located in the U.S. for an aggregate purchase price of $12.9 million. The parcels can accommodate the potential development of over 1,100 sites. We also acquired one land parcel, previously subject to a ground lease, located in the U.K. for an aggregate purchase price of $9.6 million. We also expanded one of our existing communities by nearly 30 sites and delivered nearly 100 sites at two ground-up development properties.

We continue to selectively expand our properties utilizing our inventory of owned and entitled land. We have 17,650 MH and RV sites suitable for future development.

SUN COMMUNITIES, INC.
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

Our capital expenditure activity is summarized as follows (in millions):

	Six Months Ended
	June 30, 2024	June 30, 2023
Recurring Capital Expenditures	$63.4	$40.0

Non-Recurring Capital Expenditures and Related Activities
Lot modifications	15.6	25.4
Growth projects	57.7	52.7
Rebranding	2.9	3.4
Capital improvements to recent acquisitions	49.9	135.1
Expansion and development	77.6	166.6
Rental program	67.0	143.1
Other	(0.9)	(1.6)
Total Non-Recurring Capital Expenditure and Related Activities	269.8	524.7
Total Capital Expenditure and Related Activities	$333.2	$564.7

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

Capital improvements to recent acquisitions - often require 24 to 36 months to complete after closing and include upgrading clubhouses; landscaping; new street light systems; new mail delivery systems; pool renovations including larger decks, heaters and furniture; new maintenance facilities; lot modifications; and new signage including main signs and internal road signs.

Expansion and development expenditures - consist primarily of construction costs such as roads, activities, and amenities, and costs necessary to complete site improvements, such as driveways, sidewalks and landscaping at our MH, RV and UK communities. Expenditures also include costs to rebuild after damage has been incurred at MH, RV, marina or UK properties, and research and development.

SUN COMMUNITIES, INC.
Rental program - consists of investment in the acquisition of homes intended for the Rental Program and the purchase of vacation rental homes at our RV communities. Expenditures for these investments depend upon the condition of the markets for repossessions and new home sales, rental homes and vacation rental homes.

Cash Flow Activities

Our cash flow activities are summarized as follows (in millions):

	Six Months Ended
	June 30, 2024	June 30, 2023
Net Cash Provided By Operating Activities	$553.8	$449.9
Net Cash Used For Investing Activities	$(319.9)	$(581.8)
Net Cash Provided By / (Used For) Financing Activities	$(172.1)	$109.4
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$(0.3)	$0.8

Cash, cash equivalents and restricted cash increased by $61.5 million from $42.7 million as of December 31, 2023, to $104.2 million as of June 30, 2024.

Operating activities - Net cash provided by operating activities increased by $103.9 million to $553.8 million for the six months ended June 30, 2024, compared to $449.9 million for the six months ended June 30, 2023. The increase in operating cash flow was primarily due to improved Same Property operating performance at our MH and RV communities, marinas, and UK communities, partially offset by an increase in interest expense during the six months ended June 30, 2024 as compared to the corresponding period in 2023.

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

See "Risk Factors" in Part I, Item 1A of our 2023 Annual Report.

Investing activities - Net cash used for investing activities decreased by $261.9 million to $319.9 million for the six months ended June 30, 2024, compared to $581.8 million for the six months ended June 30, 2023. The decrease in Net cash used for investing activities was primarily driven by a decrease in cash deployed to invest in existing properties and acquire new properties, and proceeds received from the disposition of three MH properties during the six months ended June 30, 2024 as compared to the corresponding period in 2023. Refer to the Consolidated Statements of Cash Flows for detail on the net cash used for investing activities during the six months ended June 30, 2024 and 2023. Refer to Note 3, "Real Estate Acquisitions and Dispositions," and Note 20, "Subsequent Events," in our accompanying Consolidated Financial Statements for additional information on acquisitions and investment activity subsequent to June 30, 2024.

Financing activities - Net cash used for financing activities was $172.1 million for the six months ended June 30, 2024, compared to net cash provided by financing activities of $109.4 million for the six months ended June 30, 2023. The change in Net cash provided by / (used for) financing activities was primarily driven by a decrease in total debt issued during the six months ended June 30, 2024 as compared to the corresponding period in 2023 as part of our strategy to optimize the strength of our balance sheet. Refer to the Consolidated Statements of Cash Flows for detail on the net cash provided by financing activities during the six months ended June 30, 2024 and 2023. Refer to Note 9, "Debt and Line of Credit," in our accompanying Consolidated Financial Statements for additional information.

We are exposed to interest rate variability associated with our outstanding floating rate debt and any maturing debt that has to be refinanced. Interest rate movements impact our borrowing costs and, while as of June 30, 2024, approximately 89% of our total debt was fixed rate financing, including the impact of hedge activity, increases in interest costs are likely to adversely affect our financial results.

SUN COMMUNITIES, INC.
Equity and Debt Activity

At the Market Offering Sales Agreement

During May 2024, we renewed our 2021 ATM with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock. Through June 30, 2024, we had entered into and settled forward sales agreements under the ATM for an aggregate gross sales price of $160.6 million, leaving $1.1 billion available for sale under the ATM.

Senior Unsecured Notes

The following table sets forth certain information regarding our outstanding senior unsecured notes (in millions). All senior unsecured notes include interest payments on a semi-annual basis in arrears.

		Carrying Amount
	Principal Amount	June 30, 2024	December 31, 2023
5.5% notes, issued in January 2024 and due in January 2029(1)	$500.0	$495.8	$—
5.7% notes, issued in January 2023 and due in January 2033	400.0	395.9	395.7
4.2% notes, issued in April 2022 and due in April 2032	600.0	592.8	592.6
2.3% notes, issued in October 2021 and due in November 2028	450.0	447.1	446.8
2.7% notes, issued in June 2021 and October 2021, and due in July 2031	750.0	743.0	742.4
Total	$2,700.0	$2,674.6	$2,177.5
(1) In January 2024, the Operating Partnership issued $500.0 million of senior unsecured notes with an interest rate of 5.5% and a five-year term, due January 15, 2029 (the "2029 Notes"). Interest on the 2029 Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2024. The net proceeds from the offering were $495.4 million, after deducting underwriters' discounts and offering expenses. We used the majority of the net proceeds to repay borrowings outstanding under our Senior Credit Facility.

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

In March 2024, we terminated the term loan facility and settled the associated $1.1 billion of borrowings outstanding under the term loan by increasing our borrowings under the revolving loan of the Senior Credit Facility. By terminating the term loan, we reduced our aggregate borrowing capacity under the Senior Credit Facility to $3.05 billion under the revolving loan. During the six months ended June 30, 2024, we recognized a Loss on extinguishment of debt in our Consolidated Statements of Operations of $0.6 million related to the termination of the term loan facility. In June 2024, we amended the Senior Credit Facility to replace the Canadian Dollar Offered Rate with the CORRA as the benchmark rate for borrowings denominated in Canadian Dollars, with no other significant changes to the terms of the facility.

SUN COMMUNITIES, INC.
The Senior Credit Facility bears interest at a floating rate based on the Adjusted Term SOFR, the Adjusted Eurocurrency Rate, the Australian BBSY, the Daily SONIA Rate or the CORRA, as applicable, plus a margin, in all cases, which can range from 0.725% to 1.6%, subject to certain adjustments. As of June 30, 2024, the margins based on our credit ratings were 0.85% on the revolving loan facility.

At the lenders' option, the Senior Credit Facility will become immediately due and payable upon an event of default under the Credit Facility Agreement. We had $1.7 billion and $944.1 million of borrowings outstanding under the revolving loan as of June 30, 2024 and December 31, 2023, respectively. We also had zero and $1.1 billion of borrowings outstanding under the term loan on the Senior Credit Facility as of June 30, 2024 and December 31, 2023, respectively. These balances are recorded in Unsecured debt on the Consolidated Balance Sheets.

The Senior Credit Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under the Senior Credit Facility, but does reduce the borrowing amount available. We had $11.2 million and $26.2 million of outstanding letters of credit at June 30, 2024 and December 31, 2023, respectively.

Financial Covenants

Pursuant to the terms of the Senior Credit Facility, we are subject to various financial and other covenants. The most restrictive financial covenants for the Senior Credit Facility are as follows:

Covenant	Requirement	As of June 30, 2024
Maximum leverage ratio	<65.0%	33.9%
Minimum fixed charge coverage ratio	>1.40	2.90
Maximum secured leverage ratio	<40.0%	12.7%

In addition, we are required to maintain the following covenants with respect to the senior unsecured notes payable:

Covenant	Requirement	As of June 30, 2024
Total debt to total assets	≤60.0%	41.1%
Secured debt to total assets	≤40.0%	18.3%
Consolidated income available for debt service to debt service	≥1.50	3.90
Unencumbered total asset value to total unsecured debt	≥150.0%	337.6%

As of June 30, 2024, we were in compliance with the above covenants and do not anticipate that we will be unable to meet these covenants in the near term.

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

During the six months ended June 30, 2024, we entered into four interest rate swap contracts with an aggregate notional value of $125.0 million to hedge interest rate risk associated with a future debt offering.

During the six months ended June 30, 2024, in connection with the issuance of $500.0 million of senior unsecured notes with an interest rate of 5.5% and a five-year term, due January 15, 2029, we settled seven forward swap contracts totaling $255.0 million and paid a net settlement payment of $2.3 million to several counterparties. Refer to Note 15, "Derivative Financial Instruments," in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.
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

As of June 30, 2024 we had unrestricted cash on hand of $89.1 million, $1.3 billion of remaining capacity on the Senior Credit Facility, and a total of 510 unencumbered MH, RV, marina and UK properties.

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

As of June 30, 2024, our net debt to enterprise value was 33.2% (assuming conversion of all common and preferred OP units to shares of common stock). Our debt has a weighted average interest rate of 4.21% and a weighted average years to maturity of 6.5.

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

GTSC - During September 2019, GTSC entered into a warehouse line of credit with a maximum loan amount of $125.0 million. The line of credit was subsequently amended, with the maximum amount increased to $325.0 million as of December 31, 2022, with an option to increase to $375.0 million subject to the lender's consent. As of June 30, 2024 and December 31, 2023, the aggregate carrying amount of debt, including both our and our partner's share, incurred by GTSC was $259.6 million (of which our proportionate share is $103.9 million), and $261.3 million (of which our proportionate share is $104.5 million), respectively. The debt bears interest at a variable rate based on a Commercial Paper or adjusted SOFR plus a margin ranging from 1.65% to 2.5% per annum and matures on December 15, 2026.

Sungenia JV - During May 2020, Sungenia JV, entered into a debt facility agreement with a maximum loan amount of $27.0 million Australian dollars, or $18.0 million converted at the June 30, 2024 exchange rate. During July 2022, the maximum amount was increased to $50.0 million Australian dollars, or $33.3 million converted at the June 30, 2024 exchange rate. During June 2024, the maximum amount was increased to $54.1 million Australian dollars, or $36.1 million converted at the June 30, 2024 exchange rate. As of June 30, 2024 and December 31, 2023, the aggregate carrying amount of the debt, including both our and our partners' share, incurred by Sungenia JV was $26.9 million (of which our proportionate share is approximately $13.4 million), and $25.2 million (of which our proportionate share is $12.6 million), respectively. The debt bears interest at a variable rate based on the BBSY rate plus a margin ranging from 0.95% to 1.4%, subject to adjustment for additional future commitments, per annum and matures on June 30, 2027.

SUN COMMUNITIES, INC.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains various "forward-looking statements" within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this document that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as "forecasts," "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projected," "projections," "plans," "predicts," "potential," "seeks," "anticipates," "anticipated," "should," "could," "may," "will," "designed to," "foreseeable future," "believe," "believes," "scheduled," "guidance," "target" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this document, some of which are beyond our control. These risks and uncertainties and other factors may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under "Risk Factors" in our 2023 Annual Report, and in our other filings with the SEC, from time to time, such risks, uncertainties and other factors include, but are not limited to:

∙	Changes in general economic conditions, including inflation, deflation, energy costs, the real estate industry and the markets within which we operate;
∙	Difficulties in our ability to evaluate, finance, complete and integrate acquisitions, developments and expansions successfully;
∙	Our liquidity and refinancing demands;
∙	Our ability to obtain or refinance maturing debt;
∙	Our ability to maintain compliance with covenants contained in our debt facilities and our unsecured notes;
∙	Availability of capital;
∙	Outbreaks of disease and related restrictions on business operations;
∙	Changes in foreign currency exchange rates, including between the U.S. dollar and each of the Canadian dollar, Australian dollar and Pound sterling;
∙	Our ability to maintain rental rates and occupancy levels;
∙	Our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
∙	Our remediation plan and our ability to remediate the material weaknesses in our internal control over financial reporting;
∙	Expectations regarding the amount or frequency of impairment losses, including as a result of the write-down of intangible assets, including goodwill;
∙	Increases in interest rates and operating costs, including insurance premiums and real estate taxes;
∙	Risks related to natural disasters such as hurricanes, earthquakes, floods, droughts and wildfires;
∙	General volatility of the capital markets and the market price of shares of our capital stock;
∙	Our ability to maintain our status as a REIT;
∙	Changes in real estate and zoning laws and regulations;
∙	Legislative or regulatory changes, including changes to laws governing the taxation of REITs;
∙	Litigation, judgments or settlements, including costs associated with prosecuting or defending claims and any adverse outcomes;
∙	Competitive market forces;
∙	The ability of purchasers of manufactured homes and boats to obtain financing; and
∙	The level of repossessions by manufactured home and boat lenders;

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

Our variable rate debt totaled $889.7 million and $1.4 billion as of June 30, 2024 and 2023 respectively, after adjusting for the impact of hedging in place through the use of interest rate swaps. As of June 30, 2024 and 2023, our variable debt bore interest at the Adjusted Term SOFR, the Adjusted Eurocurrency Rate, the Australian BBSY rate, the Daily SONIA Rate or the CORRA, and the Eurodollar rate or Prime rate plus a margin. If the above rates increased or decreased by 1.0%, our interest expense would have increased or decreased by $4.7 million and $6.9 million for the six months ended June 30, 2024 and 2023, respectively, based on the $948.5 million and $1.4 billion average balance outstanding under our variable rate debt facilities, respectively. Our variable rate debt, interest expense and average balance outstanding under our variable rate debt facility includes the impact of hedge activity.

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

At June 30, 2024 and December 31, 2023, our shareholder's equity included $827.4 million and $893.9 million from our investments and operations in the United Kingdom, Canada and Australia which collectively represented 11.9% and 12.5% of total shareholder's equity, respectively. Based on our sensitivity analysis, a 10.0% strengthening of the U.S. dollar against the Pound sterling, Canadian dollar and Australian dollar would have caused a reduction of $82.7 million and $89.4 million to our total shareholder's equity at June 30, 2024 and December 31, 2023, respectively.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at June 30, 2024. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below. These material weaknesses have not been remediated as of June 30, 2024.

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

Remediation of Material Weaknesses

The Company and its Board of Directors are committed to maintaining a strong internal control environment. Management, with oversight from the Audit Committee of the Board of Directors, has developed, and is implementing, a comprehensive plan to remediate the material weaknesses. Remediation efforts are focused on more rigorous policies and procedures and sufficiency of reviews for the Company's evaluation of impairment for goodwill and long-lived assets. These efforts will include enhanced education and training, including continuing professional education related to the evaluation of goodwill and long-lived assets for impairment, development of a continuous process for monitoring, assessment and communication, as well as involvement of additional key stakeholders in reviews.

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

Changes in internal control over financial reporting

During the quarter ended June 30, 2024, we continued to enhance and refine our processes, procedures, and controls in conjunction with the launch and adoption of a new integrated ERP system, which replaced many of our existing core financial systems. The system enhances efficiencies and simplifies our accounting and reporting processes.

Except as discussed in the preceding paragraph and above under "Remediation of Material Weaknesses," there were no changes in internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COMMUNITIES, INC.
PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Legal Proceedings

We are involved in various legal proceedings. Refer to "Legal Proceedings" in Part 1 - Item 1 - Note 17, "Commitments and Contingencies," in our accompanying Notes to the Consolidated Financial Statements.

Environmental Matters

Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed an applied threshold not to exceed $1.0 million. Applying this threshold, there are no environmental matters to disclose for the three months ended June 30, 2024.

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

SUN COMMUNITIES, INC.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Holders of our OP units have converted the following units during the three months ended June 30, 2024:

		Three Months Ended
		June 30, 2024
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)
Common OP units	1.0000	13,002	13,002
Series C preferred OP units	1.1100	9,003	9,993
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.

All of the securities described above were issued in private placements in reliance on Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.

Purchases of Equity Securities

The following table summarizes our common stock repurchases during the three months ended June 30, 2024:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Period	(a)	(b)	(c)	(d)
April 1, 2024 - April 30, 2024	7,204	$123.52	—	$—
May 1, 2024 - May 31, 2024	3,750	$115.57	—	$—
June 1, 2024 - June 30, 2024	—	$—	—	$—
Total	10,954	$120.80	—	$—

During the three months ended June 30, 2024, we withheld 10,954 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.

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

Dated: August 1, 2024	By:	/s/ Fernando Castro-Caratini
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)