Form 10-Q
period 2024-09-30
SUN COMMUNITIES INC
filed 2024-11-07
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

or

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

Number of shares of Common Stock, $0.01 par value per share, outstanding as of October 31, 2024: 127,390,307

SUN COMMUNITIES, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In millions, except for per share amounts)

	(Unaudited)
	September 30, 2024	December 31, 2023
Assets
Land	$4,646.2	$4,278.2
Land improvements and buildings	11,608.6	11,682.2
Rental homes and improvements	782.2	744.4
Furniture, fixtures and equipment	1,090.2	1,011.7
Investment property	18,127.2	17,716.5
Accumulated depreciation	(3,635.7)	(3,272.9)
Investment property, net (see Note 8 at VIEs)	14,491.5	14,443.6
Cash, cash equivalents and restricted cash (see Note 8 at VIEs)	81.8	42.7
Inventory of manufactured homes	174.8	205.6
Notes and other receivables, net (includes $212.8 and $154.1 at fair value)	494.4	421.6
Collateralized receivables, net	52.8	56.2
Goodwill	742.6	733.0
Other intangible assets, net (see Note 8 at VIEs)	350.7	369.5
Other assets, net (see Note 8 at VIEs)	696.5	668.5
Total Assets	$17,085.1	$16,940.7
Liabilities
Mortgage loans payable (see Note 9; Note 8 at VIEs)	$3,344.5	$3,478.9
Secured borrowings on collateralized receivables (see Note 5)	52.8	55.8
Unsecured debt (see Note 9)	3,927.5	4,242.6
Distributions payable	122.3	118.2
Advanced reservation deposits and rent (see Note 8 at VIEs)	382.4	344.5
Accrued expenses and accounts payable (see Note 8 at VIEs)	390.9	313.7
Other liabilities	1,025.3	953.1
Total Liabilities	9,245.7	9,506.8
Commitments and contingencies (see Note 17)
Temporary equity (see Note 10; Note 8 at VIEs)	263.3	260.9
Shareholders' Equity
Common stock, $0.01 par value. Authorized: 360.0 shares; Issued and outstanding: 127.4 at September 30, 2024 and 124.4 at December 31, 2023	1.3	1.2
Additional paid-in capital	9,853.6	9,466.9
Accumulated other comprehensive income	33.9	12.2
Distributions in excess of accumulated earnings	(2,433.3)	(2,397.5)
Total SUI Shareholders' Equity	7,455.5	7,082.8
Noncontrolling interests
Common and preferred OP units	119.8	90.2
Consolidated entities (see Note 8 at VIEs)	0.8	—
Total noncontrolling interests	120.6	90.2
Total Shareholders' Equity	7,576.1	7,173.0
Total Liabilities, Temporary Equity and Shareholders' Equity	$17,085.1	$16,940.7

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues		As Restated		As Restated
Real property	$634.1	$618.8	$1,662.4	$1,586.4
Home sales	105.3	117.8	281.7	326.7
Service, retail, dining and entertainment	186.2	205.5	492.7	498.9
Interest	5.5	15.2	15.4	40.6
Brokerage commissions and other, net	8.8	26.0	23.0	45.3
Total Revenues	939.9	983.3	2,475.2	2,497.9
Expenses
Property operating and maintenance	213.4	196.1	561.8	532.9
Real estate tax	31.5	29.3	94.2	89.4
Home costs and selling	74.3	84.5	203.0	233.5
Service, retail, dining and entertainment	163.3	173.4	445.1	438.2
General and administrative	74.8	67.0	218.6	193.8
Catastrophic event-related charges, net (see Note 17)	0.9	(3.1)	10.4	(2.2)
Business combinations	0.2	—	0.4	3.0
Depreciation and amortization	172.4	162.6	510.5	482.3
Asset impairments (see Note 16)	0.2	1.2	32.5	10.1
Goodwill impairment (see Note 6)	—	44.8	—	369.9
Loss on extinguishment of debt (see Note 9)	0.8	—	1.4	—
Interest	87.7	84.1	267.2	239.9
Interest on mandatorily redeemable preferred OP units / equity	—	0.8	—	2.7
Total Expenses	819.5	840.7	2,345.1	2,593.5
Income / (Loss) Before Other Items	120.4	142.6	130.1	(95.6)
Gain / (loss) on remeasurement of marketable securities	—	6.1	—	(8.0)
Loss on foreign currency exchanges	(4.5)	(6.5)	(6.2)	(6.5)
Gain / (loss) on dispositions of properties (see Note 3)	178.7	(0.7)	186.6	(2.9)
Other income / (expense), net	(0.8)	(3.7)	5.6	(5.5)
Gain / (loss) on remeasurement of notes receivable (see Note 4)	0.1	(1.3)	(1.0)	(3.1)
Income from nonconsolidated affiliates (see Note 7)	2.1	1.4	6.5	0.5
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates (see Note 7)	1.2	—	6.5	(4.5)
Current tax benefit / (expense) (see Note 13)	0.9	(4.6)	(6.5)	(13.9)
Deferred tax benefit (see Note 13)	7.1	2.3	16.5	14.6
Net Income / (Loss)	305.2	135.6	338.1	(124.9)
Less: Preferred return to preferred OP units / equity interests	3.2	3.4	9.6	9.0
Less: Income / (loss) attributable to noncontrolling interests	13.3	12.1	15.1	(1.5)
Net Income / (Loss) Attributable to SUI Common Shareholders	$288.7	$120.1	$313.4	$(132.4)

Weighted average common shares outstanding - basic	124.0	123.5	123.8	123.4
Weighted average common shares outstanding - diluted	124.0	123.5	126.5	123.8

Basic earnings / (loss) per share (see Note 14)	$2.31	$0.97	$2.52	$(1.06)
Diluted earnings / (loss) per share (see Note 14)	$2.31	$0.97	$2.51	$(1.07)

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
(In millions) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
		As Restated		As Restated
Net Income / (Loss)	$305.2	$135.6	$338.1	$(124.9)
Foreign Currency Translation
Foreign currency translation gain / (loss) arising during period	41.9	(12.9)	34.3	18.3
Adjustment for accumulated foreign currency translation loss reclassified into earnings	—	—	—	11.9
Net foreign currency translation gain / (loss)	41.9	(12.9)	34.3	30.2
Cash Flow Hedges
Change in unrealized gain / (loss) on interest rate derivatives	(9.7)	(3.7)	1.7	6.7
Less: Interest rate derivative gain reclassified to earnings	(4.9)	(4.5)	(14.8)	(10.0)
Net unrealized loss on interest rate derivatives	(14.6)	(8.2)	(13.1)	(3.3)
Total Comprehensive Income / (Loss)	332.5	114.5	359.3	(98.0)
Less: Comprehensive (income) / loss attributable to noncontrolling interests	(12.7)	(10.8)	(14.6)	0.9
Comprehensive Income / (Loss) Attributable to SUI	$319.8	$103.7	$344.7	$(97.1)

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions) (Unaudited)

			Shareholders' Equity
	Temporary Equity	Common Stock (Shares)	Common Stock ($Value)	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (Loss)	Noncontrolling Interests	Total Shareholders' Equity	Total Equity
Balance at December 31, 2023	$260.9	124.4	$1.2	$9,466.9	$(2,397.5)	$12.2	$90.2	$7,173.0	$7,433.9
Issuance of common stock and common OP units, net	—	0.3	—	(0.3)	—	—	0.6	0.3	0.3
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.2)	—	(7.6)	—	—	—	(7.6)	(7.6)
Conversions	(0.5)	0.1	—	2.1	—	—	(1.6)	0.5	—
Share-based compensation - amortization and forfeitures	—	—	—	10.3	0.1	—	—	10.4	10.4
Other comprehensive income / (loss)	—	—	—	—	—	(5.5)	0.2	(5.3)	(5.3)
Net loss	(0.3)	—	—	—	(24.2)	—	(1.0)	(25.2)	(25.5)
Distributions	(2.3)	—	—	—	(117.1)	—	(3.5)	(120.6)	(122.9)
OP units accretion	1.9	—	—	—	(1.9)	—	—	(1.9)	—
Balance at March 31, 2024	$259.7	124.6	$1.2	$9,471.4	$(2,540.6)	$6.7	$84.9	$7,023.6	$7,283.3
Issuance of common stock and common OP units, net	—	—	—	(0.3)	—	—	2.5	2.2	2.2
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	—	—	(1.3)	—	—	—	(1.3)	(1.3)
Conversions	(0.8)	0.1	—	0.8	—	—	—	0.8	—
Share-based compensation - amortization and forfeitures	—	—	—	10.6	0.1	—	—	10.7	10.7
Other comprehensive loss	—	—	—	—	—	(0.7)	(0.1)	(0.8)	(0.8)
Net income	1.7	—	—	—	55.3	—	1.4	56.7	58.4
Distributions	(2.5)	—	—	—	(117.3)	—	(3.2)	(120.5)	(123.0)
OP units accretion	1.6	—	—	—	(1.6)	—	—	(1.6)	—
Balance at June 30, 2024	$259.7	124.7	$1.2	$9,481.2	$(2,604.1)	$6.0	$85.5	$6,969.8	$7,229.5
Issuance of common stock and common OP units, net	—	2.7	0.1	361.6	—	—	31.4	393.1	393.1
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	—	—	(0.2)	—	—	—	(0.2)	(0.2)
Conversions	(0.2)	—	—	1.1	—	—	(0.9)	0.2	—
Sale of consolidated affiliates	(0.2)	—	—	—	—	—	—	—	(0.2)
Share-based compensation - amortization and forfeitures	—	—	—	9.9	0.1	—	—	10.0	10.0
Other comprehensive income / (loss)	—	—	—	—	—	27.9	(0.6)	27.3	27.3
Net income	4.7	—	—	—	292.0	—	8.5	300.5	305.2
Distributions	(2.3)	—	—	—	(119.7)	—	(3.3)	(123.0)	(125.3)
OP units accretion	1.6	—	—	—	(1.6)	—	—	(1.6)	—
Balance at September 30, 2024	$263.3	127.4	$1.3	$9,853.6	$(2,433.3)	$33.9	$120.6	$7,576.1	$7,839.4

SUN COMMUNITIES, INC.

			Shareholders' Equity
	Temporary Equity	Common Stock (Shares)	Common Stock ($Value)	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (loss)	Noncontrolling Interests	Total Shareholders' Equity	Total Equity
Balance at December 31, 2022	$202.9	124.0	$1.2	$9,549.7	$(1,731.2)	$(9.9)	$78.7	$7,888.5	$8,091.4
Issuance of common stock and common OP units, net	—	0.4	—	—	—	—	4.4	4.4	4.4
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.1)	—	(11.0)	—	—	—	(11.0)	(11.0)
Conversions	—	0.1	—	7.3	—	—	—	7.3	7.3
Issuance of third party equity interests in consolidated entities	1.7	—	—	—	—	—	—	—	1.7
Share-based compensation - amortization and forfeitures	—	—	—	10.4	—	—	—	10.4	10.4
Issuance of Series K preferred OP units	100.0	—	—	—	—	—	—	—	100.0
Other comprehensive income	—	—	—	—	—	17.3	0.6	17.9	17.9
Net loss	(4.6)	—	—	—	(42.5)	—	(1.2)	(43.7)	(48.3)
Distributions	(1.5)	—	—	—	(115.8)	—	(3.1)	(118.9)	(120.4)
OP units accretion	0.3	—	—	—	(0.3)	—	—	(0.3)	—
Balance at March 31, 2023, As Restated	$298.8	124.4	$1.2	$9,556.4	$(1,889.8)	$7.4	$79.4	$7,754.6	$8,053.4
Issuance of common stock and common OP units, net	—	—	—	(0.2)	—	—	—	(0.2)	(0.2)
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	—	—	(1.1)	—	—	—	(1.1)	(1.1)
Conversions	(2.0)	—	—	2.1	—	—	(0.1)	2.0	—
Issuance of third party equity interests in consolidated entities	0.2	—	—	—	—	—	—	—	0.2
Other redeemable noncontrolling interests	0.1	—	—	—	(0.1)	—	—	(0.1)	—
Share-based compensation - amortization and forfeitures	—	—	—	10.3	0.2	—	—	10.5	10.5
Issuance of Series K preferred OP units	0.6	—	—	—	—	—	—	—	0.6
Other comprehensive income	—	—	—	—	—	28.8	1.3	30.1	30.1
Net loss	(2.0)	—	—	—	(204.4)	—	(5.8)	(210.2)	(212.2)
Distributions	(2.4)	—	—	—	(115.6)	—	(3.1)	(118.7)	(121.1)
OP units accretion	0.7	—	—	—	(0.7)	—	—	(0.7)	—
Balance at June 30, 2023, As Restated	$294.0	124.4	$1.2	$9,567.5	$(2,210.4)	$36.2	$71.7	$7,466.2	$7,760.2
Issuance of common stock and common OP units, net	—	—	—	(0.1)	—	—	16.0	15.9	15.9
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	—	—	(0.1)	—	—	—	(0.1)	(0.1)
Conversions	(1.2)	—	—	3.9	—	—	(0.4)	3.5	2.3
Share-based compensation - amortization and forfeitures	—	—	—	10.4	—	—	—	10.4	10.4
Other comprehensive loss	—	—	—	—	—	(19.8)	(1.3)	(21.1)	(21.1)
Net income	8.6	—	—	—	123.5	—	3.5	127.0	135.6
Distributions	(2.3)	—	—	—	(115.8)	—	(3.4)	(119.2)	(121.5)
OP units accretion	0.7	—	—	—	(0.7)	—	—	(0.7)	—
Balance at September 30, 2023, As Restated	$299.8	124.4	$1.2	$9,581.6	$(2,203.4)	$16.4	$86.1	$7,481.9	$7,781.7
See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Operating Activities
Net Cash Provided By Operating Activities	$743.0	$672.9
Investing Activities
Investment in properties	(489.8)	(790.3)
Acquisitions, net of cash acquired	(72.1)	(51.4)
Proceeds / (payment) from deposit on acquisition	(2.5)	0.7
Proceeds from insurance	5.6	8.0
Proceeds from disposition of assets and depreciated homes, net	1.6	52.1
Proceeds related to disposition of properties	382.1	6.7
Issuance of notes and other receivables	(8.4)	(33.4)
Repayments of notes and other receivables	7.9	8.4
Investments in nonconsolidated affiliates	(13.8)	(33.7)
Distributions of capital from nonconsolidated affiliates	23.8	15.1
Net Cash Used For Investing Activities	(165.6)	(817.8)
Financing Activities
Issuance and costs of common stock, OP units and preferred OP units, net	361.0	(0.3)
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	(9.1)	(12.2)
Borrowings on lines of credit	2,147.2	1,288.6
Payments on lines of credit	(3,028.6)	(1,342.8)
Proceeds from issuance of other debt	499.8	583.0
Contributions from noncontrolling interest	—	1.9
Payments on other debt	(136.1)	(42.5)
Distributions	(368.0)	(355.2)
Payments for deferred financing costs, net of prepaid return	(5.1)	(4.2)
Net Cash Provided By / (Used For) Financing Activities	(538.9)	116.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.6	0.2
Net change in cash, cash equivalents and restricted cash	39.1	(28.4)
Cash, cash equivalents and restricted cash, beginning of period	42.7	90.4
Cash, Cash Equivalents and Restricted Cash, End of Period	$81.8	$62.0

	Nine Months Ended
	September 30, 2024	September 30, 2023
Supplemental Information
Cash paid for interest (net of capitalized interest of $6.8 and $8.9, respectively)	$267.8	$240.0
Cash paid for interest on mandatorily redeemable debt	$—	$2.7
Cash paid for income taxes	$3.0	$17.7
Noncash investing and financing activities
Reduction in secured borrowing balance	$5.5	$—
Change in distributions declared and outstanding	$3.2	$7.9
Conversion of common and preferred OP units	$4.0	$13.3
Assets held for sale, net (included within Other Assets, net and Other Liabilities)	$—	$196.0
ROU asset obtained from new operating lease liabilities	$3.6	$0.2
Issuance of notes and other receivables in relation to disposition of properties	$—	$111.2
Noncash investing and financing activities at the date of acquisition
Acquisitions - Common stock and OP units issued	$34.5	$4.4
Acquisitions - Series K preferred interest	$—	$100.6

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three months ended March 31, 2023, we recorded non-cash goodwill impairment charges of $15.4 million, which increased Net loss on our Consolidated Statements of Operations. For the three and six months ended June 30, 2023, we recorded non-cash goodwill impairment charges of $309.7 million and $325.1 million, respectively, which changed Net income to Net loss on our Consolidated Statements of Operations by these corresponding amounts. For the three and nine months ended September 30, 2023, we recorded non-cash goodwill impairment charges of $44.8 million and $369.9 million, respectively, which reduced Net income on our Consolidated Statements of Operations during the three months ended September 30, 2023, and changed Net income to Net loss on our Consolidated Statements of Operations during the nine months ended September 30, 2023, by these corresponding amounts.

2. Revenue

Our revenue consists of real property revenue at our MH, RV, Marina and UK properties, revenue from home sales, revenue from service, retail, dining and entertainment, interest income, and brokerage commissions and other revenue.

The following table disaggregates our revenue by major source and segment (in millions):

	Three Months Ended
	September 30, 2024					September 30, 2023(1)
	MH	RV	Marina	UK	Consolidated	MH	RV	Marina	UK	Consolidated
Revenues
Real property	$240.4	$205.7	$131.8	$56.2	$634.1	$229.7	$211.0	$125.8	$52.3	$618.8
Home sales	37.7	9.3	—	58.3	105.3	48.8	13.6	—	55.4	117.8
Service, retail, dining and entertainment	1.5	40.4	125.2	19.1	186.2	1.8	46.7	139.1	17.9	205.5
Interest	3.7	1.6	0.2	—	5.5	13.7	1.4	0.1	—	15.2
Brokerage commissions and other, net	2.5	1.8	2.3	2.2	8.8	12.0	8.4	3.8	1.8	26.0
Total Revenues	$285.8	$258.8	$259.5	$135.8	$939.9	$306.0	$281.1	$268.8	$127.4	$983.3
(1) Recast to reflect segment changes.

	Nine Months Ended
	September 30, 2024					September 30, 2023(1)
	MH	RV	Marina	UK	Consolidated	MH	RV	Marina	UK	Consolidated
Revenues
Real property	$718.0	$458.4	$347.1	$138.9	$1,662.4	$678.0	$458.8	$326.6	$123.0	$1,586.4
Home sales	114.1	23.9	—	143.7	281.7	138.4	33.5	—	154.8	326.7
Service, retail, dining and entertainment	6.0	71.5	377.8	37.4	492.7	6.4	78.5	379.5	34.5	498.9
Interest	10.2	4.5	0.4	0.3	15.4	36.7	3.4	0.5	—	40.6
Brokerage commissions and other, net	9.5	5.9	4.0	3.6	23.0	18.8	17.5	5.8	3.2	45.3
Total Revenues	$857.8	$564.2	$729.3	$323.9	$2,475.2	$878.3	$591.7	$712.4	$315.5	$2,497.9
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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
3. Real Estate Acquisitions and Dispositions

2024 Acquisitions

For the nine months ended September 30, 2024, we acquired the following properties:

Property Name	Type	Sites, Wet Slips and Dry Storage Spaces	State, Province or Country	Month Acquired
Port Milford	Marina	92	CT	April
Oak Leaf(1)	Marina	89	CT	April
Berth One Palm Beach(1)	Marina	4	FL	April
Marina Village Yacht Harbor	Marina	732	CA	September
Ventura Harbor Fuel(1)	Marina	—	CA	September
	Total	917
(1) Combined with an existing property.

The following table summarizes the amount of assets acquired, net of liabilities assumed, at the acquisition date and the consideration paid for the acquisitions completed during the nine months ended September 30, 2024 (in millions):

	At Acquisition Date					Consideration
	Investment in property	Inventory of manufactured homes, boat parts and retail related items	Goodwill and other intangible assets	Other assets / (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Temporary and permanent equity(1)	Total consideration
Asset Acquisition
Port Milford(2)	$3.9	$—	$0.1	$(0.4)	$3.6	$1.1	$2.5	$3.6
Berth One Palm Beach(3)	2.9	—	0.1	0.2	3.2	3.2	—	3.2
Marina Village Yacht Harbor(4)	50.3	—	—	(0.2)	50.1	18.6	31.5	50.1
Business Combination
Oak Leaf(3)	4.8	0.1	0.3	—	5.2	5.2	—	5.2
Venture Harbor Fuel(3)(5)	1.8	0.4	—	0.6	2.8	2.8	—	2.8
Total	$63.7	$0.5	$0.5	$0.2	$64.9	$30.9	$34.0	$64.9
(1) Refer to Note 10, "Equity and Temporary Equity," for additional detail.
(2) In conjunction with this acquisition, we issued 19,326 common Operating Partnership units ("OP units") valued at $2.5 million.
(3) Combined with an existing property.
(4) In conjunction with this acquisition, we issued 243,273 common OP units valued at $31.5 million.
(5) The purchase price allocation is preliminary as of September 30, 2024, subject to revision based on the final purchase price allocations to be finalized one year from the acquisition date.

During the three months ended March 31, 2024, we entered into a ground lease that can support one marina with eight wet slips and dry storage spaces.

2024 Development and Expansion Activities

During the nine months ended September 30, 2024, we acquired two land parcels located in the United States ("U.S.") for an aggregate purchase price of $12.9 million. In conjunction with one of the land parcel acquisitions, we issued 4,452 common OP units valued at $0.6 million. We also acquired two buildings related to our marinas located in the U.S. for an aggregate purchase price of $13.7 million.

During the nine months ended September 30, 2024, we acquired one land parcel located in the United Kingdom ("U.K.") for an aggregate purchase price of $9.6 million.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
2024 Disposition Activity

The following dispositions of real estate properties occurred during the nine months ended September 30, 2024:

Property Name	Segment	Number of Properties	Total Sites	State, Province or Country	Month Disposed	Gross Sales Proceeds	Cash Consideration, net(1)	Gain on Disposition(2)
Spanish Trails and Sundance	MH	2	533	AZ & FL	February	$48.5	$51.7	$6.2
Littondale	UK	1	114	UK	May	$5.9	$5.4	$2.2
Six Community MH Portfolio	MH	6	2,090	Various	July	$224.6	$150.7	$142.0
Lake Pointe Village	MH	1	361	FL	July	$38.0	$20.3	$16.0
Reserve at Fox Creek	MH	1	311	AZ	September	$38.0	$22.7	$22.2
(1) Cash consideration, net of settlement of the associated mortgage debt and other closing adjustments. Refer to Note 9, "Debt and Line of Credit," for additional detail.
(2) Recorded in Gain / (loss) on dispositions of properties on the Consolidated Statements of Operations.

In addition, in September 2024, we sold two development properties in the U.S. for total consideration of $37.2 million and recorded a gain on sale of $0.6 million. The two development properties were previously classified as held for sale. During the three months ended June 30, 2024, we recognized asset impairment charges of $10.8 million within the MH segment to reduce the carrying value of the two properties to an aggregate fair value of $36.1 million, driven by our change in strategic plan for these properties. The fair value measurement was determined using an income approach and Level 3 inputs based on a probability weighted holding period and estimated sale price for the assets. The asset impairment charges were recorded within Asset impairments on our Consolidated Statements of Operations.

2023 Disposition Activity

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

4. Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in millions):

	September 30, 2024	December 31, 2023
Installment notes receivable on manufactured homes, net	$73.7	$19.6
Notes receivable from real estate developers and operators	139.1	134.5
Other receivables, net	281.6	267.5
Total Notes and Other Receivables, net	$494.4	$421.6

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Installment Notes Receivable on Manufactured Homes

Installment notes receivable are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC 820, "Fair Value Measurements and Disclosures." During the three months ended December 31, 2023, we transferred a group of installment notes receivable to an unrelated party. Refer to Note 5, "Collateralized Receivables and Transfers of Financial Assets," for additional details. The balances of installment notes receivable of $73.7 million (gross installment notes receivable of $74.7 million less fair value adjustment of $1.0 million) and $19.6 million (gross installment notes receivable of $20.4 million less fair value adjustment of $0.8 million) as of September 30, 2024 and December 31, 2023, respectively, are secured by manufactured homes. The notes represent financing to purchasers of manufactured homes located in our communities and require monthly principal and interest payments. The notes had a net weighted average interest rate (net of servicing costs) and maturity of 6.4% and 18.6 years as of September 30, 2024, and 6.9% and 17.2 years as of December 31, 2023, respectively. Refer to Note 16, "Fair Value Measurements," for additional details.

Notes Receivable from Real Estate Developers and Operators

Notes receivable from real estate developers and operators are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC 820, "Fair Value Measurements and Disclosures." Refer to Note 16, "Fair Value Measurements," for additional information.

Note Receivable from a Real Estate Operator

The note receivable from a real estate operator was comprised of a fully drawn loan provided to Royale Holdings Group HoldCo Limited, a real estate development owner and operator in the United Kingdom, and certain other parties, to fund investing and financing activities (the "Note"). The Note was collateralized by a first-priority security interest in three real estate assets and three MH manufacturers in the United Kingdom. As of September 30, 2024, there was no remaining balance due on the note receivable.

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

Notes Receivable from Real Estate Developers

Other acquisition and construction loans provided to real estate developers total $139.1 million with a net weighted average interest rate and maturity of 9.3% and 2.1 years as of September 30, 2024, and total $123.7 million with a net weighted average interest rate and maturity of 9.2% and 2.6 years as of December 31, 2023. As of September 30, 2024 and December 31, 2023, the additional acquisition and construction loans provided to real estate developers had $36.8 million and $39.5 million of undrawn funds, respectively. There were no adjustments to the fair value of notes receivable from real estate developers during the nine months ended September 30, 2024 and the year ended December 31, 2023.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Other Receivables, net

Other receivables, net were comprised of amounts due from the following categories (in millions):

	September 30, 2024	December 31, 2023
MH and annual RV residents for rent, utility charges, fees and other pass-through charges, net(1)	$110.7	$65.9
Insurance receivables(2)	51.4	77.8
Marina customers for storage, service and lease payments, net(3)	44.0	46.8
Home sale proceeds	37.9	28.2
Other receivables	37.6	48.8
Total Other Receivables, net	$281.6	$267.5
(1)Net of allowance of $4.8 million and $4.8 million as of September 30, 2024 and December 31, 2023, respectively.
(2)During the three months ended September 30, 2024, we recorded a charge of $8.9 million to write off a receivable balance related to expected insurance proceeds from a prior litigation matter. We concluded that the loss recovery was no longer probable of being realized and recorded the charge within General and administrative expense on the Consolidated Statements of Operations.
(3)Net of allowance of $3.0 million and $2.9 million as of September 30, 2024 and December 31, 2023, respectively.

5. Collateralized Receivables and Transfers of Financial Assets

During the three months ended December 31, 2023, we completed a transfer of our installment notes receivable to an unrelated entity and received net cash proceeds of $53.4 million from the third-party servicer, in exchange for relinquishing our right, title and interest in the receivables. During the nine months ended September 30, 2024, we received a subsequent cash payment of $1.1 million from the servicer in accordance with the terms of the transfer. We have no further obligations or rights with respect to the control, management, administration, servicing or collection of the installment notes receivables. However, we are subject to certain recourse provisions requiring us to purchase the underlying manufactured homes collateralizing such notes at a price calculated based on the agreed upon terms, in the event of a note default and subsequent repossession of the home by the unrelated entity. The recourse provisions are considered to be a form of continuing involvement which precluded establishing legal isolation, and therefore these transferred loans do not meet the requirements for sale accounting under ASC 860, "Transfers and Servicing."

The transaction has been accounted for in accordance with ASC 860-30, with the transferred assets classified as Collateralized receivables, net and the cash proceeds received from this transaction classified as Secured borrowings on collateralized receivables within the Consolidated Balance Sheets. We have elected to apply the fair value option to the collateralized receivables and related secured borrowings under ASC 820, "Fair Value Measurements and Disclosures." The balance of collateralized receivables was $52.8 million (gross collateralized receivable of $53.6 million less fair value adjustments of $0.8 million) and $56.2 million (gross collateralized receivable of $59.1 million less fair value adjustments of $2.9 million) as of September 30, 2024 and December 31, 2023, respectively. The balance of secured borrowings on collateralized receivables was $52.8 million (gross secured borrowings of $48.8 million plus fair value adjustments of $4.0 million) and $55.8 million (gross secured borrowings of $53.9 million plus fair value adjustments of $1.9 million) as of September 30, 2024 and December 31, 2023, respectively. The notes represent financing to purchasers of manufactured homes located in our communities and require monthly principal and interest payments. The notes had a net weighted average interest rate and maturity of 8.6% and 13.5 years as of September 30, 2024 and 8.6% and 14.2 years as of December 31, 2023. Refer to Note 16, "Fair Value Measurements," for additional details.

The collateralized receivables earn interest income and the secured borrowings accrue interest expense at the same amount. The amount of interest income and interest expense recognized during the three and nine months ended September 30, 2024 was $1.1 million and $3.5 million, respectively.

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

Goodwill

The measurement periods for the valuation of assets acquired and liabilities assumed in a business combination end as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available on the earlier of (i) the dates of acquisition, or (ii) 12 months after the acquisition dates. Adjustments in purchase price allocations may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined. Changes in the carrying amount of goodwill during the nine months ended September 30, 2024 by reportable segment were as follows (in millions):

	RV	Marina	UK	Total
Balance as of December 31, 2023(1)	$9.5	$541.5	$182.0	$733.0
Acquisitions(2)	—	0.2	—	0.2
Currency translation adjustments	—	—	9.4	9.4
Balance as of September 30, 2024	$9.5	$541.7	$191.4	$742.6

Accumulated impairment losses as of September 30, 2024(3)	$—	$—	$369.9	$369.9
(1) Recast to reflect segment changes.
(2) During the three months ended September 30, 2024, we recorded goodwill of $0.2 million in the Marina segment related to the acquisition of Oak Leaf, primarily attributed to the enterprise value. The total recognized goodwill of $0.2 million is expected to be deductible for income tax purposes.
(3) During the three and nine months ended September 30, 2023, we recorded aggregate non-cash goodwill impairment charges of $44.8 million and $369.9 million, respectively, within Goodwill impairment on the Consolidated Statements of Operations. The decline in fair value of the UK reporting segment was primarily driven by a higher weighted average cost of capital due to increases in interest rates, as well as inflationary pressures in the UK causing a decline in financial projections.

Other Intangible Assets, net

The gross carrying amounts and accumulated amortization of our intangible assets were as follows (in millions):

		September 30, 2024		December 31, 2023
Other Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	2 months - 13 years	$164.1	$(149.0)	$166.0	$(146.2)
Non-competition agreements	5 years	10.5	(7.7)	10.5	(6.2)
Trademarks and trade names	3 - 15 years	89.7	(17.4)	85.3	(12.3)
Customer relationships	4 - 17 years	131.7	(46.9)	131.6	(37.3)
Franchise agreements and other intangible assets	1 - 27 years	48.4	(16.7)	48.4	(14.3)
Total finite-lived assets		$444.4	$(237.7)	$441.8	$(216.3)
Indefinite-lived assets - Trademarks, trade names and other	N/A	144.0	—	144.0	—
Total indefinite-lived assets		$144.0	$—	$144.0	$—
Total		$588.4	$(237.7)	$585.8	$(216.3)

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Amortization expenses related to our Other intangible assets were as follows (in millions):

	Three Months Ended		Nine Months Ended
Other Intangible Asset Amortization Expense	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
In-place leases	$1.8	$2.2	$5.5	$9.0
Non-competition agreements	0.5	0.5	1.6	1.6
Trademarks and trade names	1.5	1.5	4.3	4.6
Customer relationships	3.1	3.2	9.5	9.5
Franchise fees and other intangible assets	0.7	0.9	2.0	2.6
Total	$7.6	$8.3	$22.9	$27.3

We anticipate amortization expense for Other intangible assets to be as follows for the next five years (in millions):

Other Intangible Asset Future Amortization Expense	Remainder 2024	2025	2026	2027	2028
In-place leases	$3.2	$6.1	$3.9	$2.3	$0.9
Non-competition agreements	0.5	2.1	0.1	—	—
Trademarks and trade names	1.5	6.1	6.1	5.7	5.7
Customer relationships	3.2	12.7	12.3	12.2	12.1
Franchise agreements and other intangible assets	1.1	3.0	2.7	2.5	2.5
Total	$9.5	$30.0	$25.1	$22.7	$21.2

7. Investments in Nonconsolidated Affiliates

Investments in joint ventures that are not consolidated, nor recorded at cost, are accounted for using the equity method of accounting as prescribed in ASC 323, "Investments - Equity Method and Joint Ventures." Investments in nonconsolidated affiliates are recorded within Other assets, net on the Consolidated Balance Sheets. Equity income and loss are recorded in Income from nonconsolidated affiliates on the Consolidated Statements of Operations.

Sungenia Joint Venture ("Sungenia JV")
At September 30, 2024 and December 31, 2023, we had a 50.0% ownership interest in Sungenia JV, a joint venture formed between us and Ingenia Communities Group (ASX:INA) ("Ingenia") in November 2018, to establish and grow a manufactured housing community development program in Australia.

GTSC LLC ("GTSC")
At September 30, 2024 and December 31, 2023, we had a 40.0% ownership interest in GTSC, which engages in acquiring, holding and selling loans secured, directly or indirectly, by manufactured homes located in our communities.

SV Lift, LLC ("SV Lift")
At September 30, 2024 and December 31, 2023, we had a 50.0% ownership interest in SV Lift, which owns, operates and leases an aircraft.

The investment balance in each nonconsolidated affiliate was as follows (in millions):

Investment	September 30, 2024	December 31, 2023
Investment in Sungenia JV	$75.3	$56.8
Investment in GTSC	44.5	60.4
Investment in SV Lift	1.2	1.7
Total	$121.0	$118.9

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The income / (loss) from each nonconsolidated affiliate is as follows (in millions):

	Three Months Ended		Nine Months Ended
Income / (Loss) from Nonconsolidated Affiliates	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
RezPlot Systems LLC equity loss(1)	$—	$(0.5)	$—	$(2.8)
Sungenia JV equity income	1.7	1.6	4.9	2.2
GTSC equity income	0.6	0.8	2.5	2.4
SV Lift equity loss	(0.2)	(0.5)	(0.9)	(1.3)
Total Income / (Loss) from Nonconsolidated Affiliates	$2.1	$1.4	$6.5	$0.5
(1) Represents an RV reservation software technology company, operating under the Campspot brand, which we invested into in January 2019 and disposed of our ownership interest in December 2023.

The change in the Sungenia JV investment balance is as follows (in millions):

	Nine Months Ended	Year Ended
	September 30, 2024	December 31, 2023
Beginning balance	$56.8	$44.5
Cumulative translation adjustment	1.6	(0.5)
Contributions	12.0	9.6
Equity earnings	4.9	3.2
Ending Balance	$75.3	$56.8

The change in the GTSC investment balance is as follows (in millions):

	Nine Months Ended	Year Ended
	September 30, 2024	December 31, 2023
Beginning balance	$60.4	$54.5
Contributions	1.4	27.5
Distributions	(26.3)	(20.7)
Equity earnings	2.5	3.3
Fair value adjustment	6.5	(4.2)
Ending Balance	$44.5	$60.4

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

Other Consolidated VIEs

We consolidate Sun NG Cisco Grove RV LLC, Sun NG Coyote Ranch RV LLC, Sun NG Kittatinny RV LLC, Sun NG River Beach LLC, Sun NG Beaver Brook LLC, Solar Energy Project LLC, Solar Energy Project CA II LLC and Solar Energy Project III LLC under the guidance set forth in ASC 810, "Consolidation." We concluded that each entity is a VIE where we are the primary beneficiary, as we have the power to direct the significant activities of and absorb the significant losses and receive the significant benefits from each entity. Refer to Note 10, "Equity and Temporary Equity," for additional information on consolidated VIEs.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Sun NG Cisco Grove RV LLC, Sun NG Coyote Ranch RV LLC, Sun NG Kittatinny RV LLC and Sun NG River Beach RV LLC were formed in December 2023 and Sun NG Beaver Brook RV LLC was formed in September 2022 to engage in the sourcing, due diligence, acquisition, management, construction, leasing and disposition of certain RV parks and resorts (collectively, "the Sun NG Resorts joint ventures"). The table below shows their respective ownership percentages as of September 30, 2024, representing the common equity interests:

	Sun NG LLC	Third Party Interest
Sun NG Cisco Grove RV LLC	95.8%	4.2%
Sun NG Coyote Ranch RV LLC	96.1%	3.9%
Sun NG Kittatinny RV LLC	96.1%	3.9%
Sun NG River Beach RV LLC	96.2%	3.8%
Sun NG Beaver Brook RV LLC	98.5%	1.5%

The following table summarizes the assets and liabilities of our consolidated VIEs after eliminations, with the exception of the Operating Partnership, included in our Consolidated Balance Sheets (in millions):

	September 30, 2024	December 31, 2023
Assets
Investment property, net	$95.4	$132.3
Cash, cash equivalents and restricted cash	5.2	2.9
Other intangible assets, net	0.1	0.1
Other assets, net	0.6	0.4
Total Assets	$101.3	$135.7

Liabilities and Other Equity
Mortgage loans payable	$3.2	$3.2
Advanced reservation deposits and rent	0.3	0.4
Accrued expenses and accounts payable	—	24.1
Total Liabilities	3.5	27.7
Temporary equity	11.6	10.7
Noncontrolling interests	0.8	—
Total Liabilities and Other Equity	$15.9	$38.4

Total assets related to the consolidated VIEs, with the exception of the Operating Partnership, comprised 0.6% and 0.8% of our consolidated total assets at September 30, 2024 and December 31, 2023, respectively. Total liabilities comprised less than 1.0% of our consolidated total liabilities at September 30, 2024 and December 31, 2023, respectively. Equity Interests and Noncontrolling interests related to the consolidated VIEs, on an absolute basis, comprised less than 1.0% of our consolidated total equity at September 30, 2024 and December 31, 2023, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

9. Debt and Line of Credit

The following table sets forth certain information regarding debt, including premiums, discounts and deferred financing costs (in millions, except for statistical information):

	Carrying Amount		Weighted Average Years to Maturity		Weighted Average Interest Rates
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Secured Debt
Mortgage loans payable(1)	$3,344.5	$3,478.9	8.3	9.2	3.993%	3.994%
Secured borrowings on collateralized receivables(2)	52.8	55.8	13.5	14.2	8.583%	8.556%
Total Secured Debt	$3,397.3	$3,534.7
Unsecured Debt
Senior unsecured notes(3)	2,675.5	2,177.5	6.3	7.5	3.778%	3.375%
Line of credit and other debt(4)	1,252.0	2,065.1	1.5	1.7	4.725%	5.428%
Total Unsecured Debt	3,927.5	4,242.6
Total Debt	$7,324.8	$7,777.3	6.4	6.8	4.072%	4.234%
(1) Balances at September 30, 2024 and December 31, 2023 include zero net debt premiums, as of each such date, and $15.8 million and $16.9 million of deferred financing costs, respectively. Weighted average interest rates include the impact of hedge activity.
(2) Balances at September 30, 2024 and December 31, 2023 include fair value adjustments of $4.0 million and $1.9 million, respectively.
(3) Balances at September 30, 2024 and December 31, 2023 include $6.5 million of net debt discount, respectively, and $18.0 million and $16.0 million of deferred financing costs, respectively. Weighted average interest rates include the impact of hedge activity.
(4) Balances at September 30, 2024 and December 31, 2023 include zero and $1.6 million of deferred financing costs, respectively. Weighted average interest rates include the impact of hedge activity.

Secured Debt

Mortgage term loans

During the nine months ended September 30, 2024, we paid off or paid down the following mortgage term loans during the quarters presented below (in millions, except for statistical information):

Period	Repayment Amount		Fixed Interest Rate	Maturity Date	Loss on Extinguishment of Debt
Three months ended September 30, 2024	$93.5	(1)	4.10%	December 1, 2024 - January 15, 2044	$0.8
(1)Includes six mortgage term loans, which included two mortgage term loan payoffs and partial pay downs on four pooled mortgage term loans, that were secured by seven properties. The repayments occurred in conjunction with the disposition of real estate assets. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information.

During the nine months ended September 30, 2024 we did not enter into any mortgage term loans.

The mortgage term loans, which total $3.3 billion as of September 30, 2024, are secured by 149 properties comprised of 60,389 sites representing approximately $2.6 billion of net book value.

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

		Carrying Amount
	Principal Amount	September 30, 2024	December 31, 2023
5.5% notes, issued in January 2024 and due in January 2029(1)	$500.0	$496.0	$—
5.7% notes, issued in January 2023 and due in January 2033	400.0	396.0	395.7
4.2% notes, issued in April 2022 and due in April 2032	600.0	593.0	592.6
2.3% notes, issued in October 2021 and due in November 2028	450.0	447.3	446.8
2.7% notes, issued in June 2021 and October 2021, and due in July 2031	750.0	743.2	742.4
Total	$2,700.0	$2,675.5	$2,177.5
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

Prior to March 2024, the aggregate amount of our Senior Credit Facility was $4.2 billion with the ability to upsize the total borrowings by an additional $800.0 million, subject to certain conditions. The aggregate amount under the Senior Credit Facility consisted of the following: (a) a revolving loan in an amount up to $3.05 billion and (b) a term loan facility of $1.15 billion, with the ability to draw funds from the combined facilities in U.S. dollars, pound sterling, euros, Canadian dollars and Australian dollars, subject to certain limitations. The maturity date of the revolving loan facility is April 7, 2026. At our option that maturity date may be extended two additional six-month periods.

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

The Senior Credit Facility bears interest at a floating rate based on the Adjusted Term Secured Overnight Financing Rate ("SOFR"), the Adjusted Eurocurrency Rate, the Australian Bank Bill Swap Bid Rate ("BBSY"), the Daily Sterling Overnight Index Average ("SONIA") Rate or the CORRA, as applicable, plus a margin, in all cases, which can range from 0.725% to 1.6%, subject to certain adjustments. As of September 30, 2024, the margins based on our credit ratings were 0.85% on the revolving loan facility.

At the lenders' option, the Senior Credit Facility will become immediately due and payable upon an event of default under the Credit Facility Agreement. We had $1.3 billion and $944.1 million of borrowings outstanding under the revolving loan as of September 30, 2024 and December 31, 2023, respectively. The balance is recorded in Unsecured debt on the Consolidated Balance Sheets.

The Senior Credit Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under the Senior Credit Facility, but does reduce the borrowing amount available. We had $11.3 million and $26.2 million of outstanding letters of credit at September 30, 2024 and December 31, 2023, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Unsecured Term Loan

In October 2019, we assumed a $58.0 million secured term loan facility related to an acquisition. The term loan initially had a four-year term ending October 29, 2023, and bore interest at a floating rate based on the Eurodollar rate or Prime rate plus a margin ranging from 1.2% to 2.05%. Effective July 1, 2021, we amended the agreement to release the associated collateral, extend the term loan facility maturity date to October 29, 2025 and adjust the interest rate margin to a range from 0.8% to 1.6%. In August 2022, we amended the unsecured term loan facility to transition from the Eurodollar rate to SOFR. During the three months ended June 30, 2024, we settled the term loan facility and had no balance outstanding as of September 30, 2024. The outstanding balance was $7.8 million at December 31, 2023 and was recorded in Unsecured debt on the Consolidated Balance Sheets.

Covenants

The mortgage term loans, senior unsecured notes and Senior Credit Facility are subject to various financial and other covenants. The most restrictive covenants are pursuant to (a) the terms of the Senior Credit Facility, which contains a maximum leverage ratio, minimum fixed charge coverage ratio and maximum secured leverage ratio, and (b) the terms of the senior unsecured notes, which contain a total debt to total assets ratio, secured debt to total assets ratio, consolidated income available for debt service to debt service ratio and unencumbered total asset value to unsecured debt ratio. At September 30, 2024, we were in compliance with all financial covenants.

In addition, certain of our subsidiary borrowers own properties that secure loans. These subsidiaries are consolidated within our accompanying Consolidated Financial Statements, however, each of these subsidiaries' assets and credit are not available to satisfy our debts and other obligations, or any of our other subsidiaries or any other person or entity.

Interest Capitalized

We capitalize interest during the construction and development of our communities. Capitalized interest costs associated with construction and development activities during the three and nine months ended September 30, 2024 and 2023 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest capitalized	$1.9	$3.8	$6.8	$8.9

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

10. Equity and Temporary Equity

Temporary Equity

Redeemable Preferred OP Units

Temporary equity includes preferred securities that are redeemable for cash at the holder's option or upon the occurrence of an event that is not solely within our control based on a fixed or determinable price. These securities are not mandatorily redeemable for cash nor do they contain a fixed maturity date. The following table sets forth the various series of redeemable preferred OP units that were outstanding as of September 30, 2024 and December 31, 2023 and the related terms, and summarizes the balance included within Temporary equity on our Consolidated Balance Sheets (in millions, except for statistical information):

Description	OP Units Outstanding	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption(3)	Redemption Period	Carrying Amount
	September 30, 2024					September 30, 2024	December 31, 2023
Series D preferred OP units	488,958	0.8000	4.0%	Holder's Option	Any time	$48.3	$46.9
Series F preferred OP units	90,000	0.6250	3.0%	Holder's Option	Any time after earlier of May 14, 2025 or death of holder	8.7	8.5
Series G preferred OP units	205,812	0.6452	3.2%	Holder's Option	Any time after earlier of September 30, 2025 or death of holder	20.1	20.4
Series H preferred OP units	581,229	0.6098	3.0%	Holder's Option	Any time after earlier of October 30, 2025 or death of holder	56.0	55.0
Series J preferred OP units	236,000	0.6061	2.85%	Holder's Option	During the 30-day period following a change of control of the Company or any time after April 21, 2026	22.7	22.7
Series K preferred OP units	1,000,000	0.5882	4.0%	Holder's Option	Within 60 days after March 23, 2028	95.9	96.7
Total	2,601,999					$251.7	$250.2
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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Redeemable Equity Interests

The following table summarizes the redeemable equity interests included in Temporary equity on our Consolidated Balance Sheets (in millions):

		Carrying Amount
Equity Interest	Description	September 30, 2024	December 31, 2023
Solar Energy Project CA II LLC	A joint venture that operates and maintains solar energy equipment in select California communities	$6.2	$5.1
Solar Energy Project LLC	A joint venture that operates and maintains solar energy equipment in select California communities	2.7	2.3
Solar Energy Project III LLC	A joint venture that operates and maintains solar energy equipment in select Arizona and California communities	2.7	2.3
Other stand-alone joint ventures(1)(2)	In connection with investments in land for future development and joint ventures that operate portfolios of RV communities in the U.S.	—	1.0
Total		$11.6	$10.7
(1) Refer to Note 8, "Consolidated Variable Interest Entities," for more information on the consolidated VIEs.
(2) During the three months ended September 30, 2024, we sold two development parcels of land in the U.S. and settled the redeemable equity interest of $0.2 million associated with the land parcels. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional details related to the sale.

Permanent Equity

Universal Shelf Registration Statement

In March 2024, we filed a new universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was deemed automatically effective and provides for the registration of unspecified amounts of equity and debt securities. The authorized number of shares of our capital stock is 380,000,000 shares, of which 360,000,000 shares are common stock and 20,000,000 shares are preferred stock. As of September 30, 2024, we had 127,396,596 shares of common stock issued and outstanding and no shares of preferred stock were issued and outstanding.

At the Market Offering Sales Agreement

During May 2024, we renewed our 2021 At the Market Offering Sales Agreement (the "ATM") with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock. During the three months ended September 30, 2024, we entered into forward sale agreements with respect to 2,713,571 shares of common stock under the ATM. We completed the physical settlement of these shares for an aggregate gross sales price of $364.3 million and received net proceeds of $361.7 million, or $133.31 per share. The net proceeds were used to repay borrowings outstanding under the Senior Credit Facility. Through September 30, 2024, we had entered into and settled forward sales agreements under the ATM for an aggregate gross sales price of $524.8 million, leaving $725.2 million available for sale under the ATM.

Issuances of Common OP Units

During the nine months ended September 30, 2024 and 2023, we issued common OP units in connection with the acquisition of certain properties:

Month	Common OP Units Issued	Fair Value at Issuance (in millions)	Related Acquisition
September 2024	243,273	$31.5	Marina Village Yacht Harbor
April 2024	19,326	$2.5	Port Milford
March 2024	4,452	$0.6	Land for development
January 2023	31,289	$4.4	Fox Run

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

AOCI attributable to SUI common shareholders consisted of the following, net of tax (in millions):

	September 30, 2024	December 31, 2023
Net foreign currency translation gains / (losses)	$4.7	$(29.5)
Accumulated net gains on derivatives	29.2	41.7
Accumulated other comprehensive income	$33.9	$12.2

Noncontrolling Interests - Common and Preferred OP Units

The following table summarizes the common and preferred OP units included within Noncontrolling interests on our Consolidated Balance Sheets (in millions, except for units and statistical information):

Description	OP Units Outstanding	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption	Redemption Period	Carrying Amount
	September 30, 2024					September 30, 2024	December 31, 2023
Common OP units	2,921,938	1.0000	Same distribution rate for common stock	N/A	N/A	$78.2	$46.5
Series A-1 preferred OP units	177,581	2.4390	6.0%	N/A	N/A	10.4	11.5
Series A-3 preferred OP units	40,268	1.8605	4.5%	N/A	N/A	2.5	2.4
Series C preferred OP units	296,745	1.1100	5.0%	N/A	N/A	20.5	21.4
Series E preferred OP units	80,000	0.6897	5.5%	N/A	N/A	6.2	6.4
Series L preferred OP units	20,000	0.6250	3.5%	N/A	N/A	2.0	2.0
Total	3,536,532					$119.8	$90.2
(1) Exchange rates are subject to adjustment upon stock splits, recapitalizations and similar events. The exchange rates of certain series of OP units are approximated to four decimal places.
(2) Distributions are payable on the issue price of each OP unit which is $100.00 per unit for all these preferred OP units.

Conversions

Conversions to Common Stock and Common OP Units - Subject to certain limitations, holders can convert certain series of OP units to shares of our common stock and to common OP units at any time. Below is the activity of conversions during the nine months ended September 30, 2024 and 2023:

		Nine Months Ended
		September 30, 2024		September 30, 2023
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)	Units / Shares Converted	Common Stock(1)	Common OP Units(1)
Aspen preferred OP units	Various	—	—	943,885	113,972	191,223
Common OP units	1.0000	80,096	80,096	8,848	8,848	—
Series A-1 preferred OP units	2.4390	24,563	59,900	5,404	13,177	—
Series C preferred OP units	1.1100	9,103	10,104	165	183	—
Series G preferred OP units	0.6452	4,898	3,160	30,000	19,353	—
Series H preferred OP units	0.6098	9	5	129	78	—
Series J preferred OP units	0.6061	2,000	1,212	2,000	1,212	—
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Distributions

Distributions declared for the nine months ended September 30, 2024 were as follows:

Common Stock, Common OP units and Restricted Stock Distributions	Record Date	Payment Date	Distribution Per Share	Total Distribution (in Millions)
March 31, 2024	3/29/2024	4/15/2024	$0.94	$119.7
June 30, 2024	6/28/2024	7/15/2024	$0.94	$119.7
September 30, 2024	9/30/2024	10/15/2024	$0.94	$122.3

11. Share-Based Compensation

As of September 30, 2024, we had two share-based compensation plans: the Sun Communities, Inc. 2015 Equity Incentive Plan (as amended, the "2015 Equity Incentive Plan") and the First Amended and Restated 2004 Non-Employee Director Option Plan (as amended, the "2004 Non-Employee Director Option Plan"). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future. Time based awards for directors generally vest over three years. Time based awards for key employees and executives generally vest over five years. Market condition awards for executives generally vest after three years.

During the nine months ended September 30, 2024 and 2023, shares were granted as follows:

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
(4)Includes 6,000 shares that were deferred under the 2021 Non-Employee Directors Deferred Compensation Plan.
(5)Includes 2,000 shares that were deferred under the 2021 Non-Employee Directors Deferred Compensation Plan.

The vesting requirements for 198,244 and 225,879 restricted shares granted to our executives, directors and employees were satisfied during the nine months ended September 30, 2024 and 2023, respectively.

We recognized the following share-based compensation costs (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Share-based compensation - expensed(1)	$9.1	$9.9	$29.3	$29.4
(1) Recorded within General and administrative expense on the Consolidated Income Statements.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

12. Segment Reporting

ASC 280, "Segment Reporting," establishes standards for the way that business enterprises report information about operating segments in its financial statements. As described in Note 1, "Basis of Presentation," effective January 1, 2024, we expanded our organizational structure from three segments, which consisted of (i) manufactured home ("MH") communities, (ii) recreational vehicle ("RV") communities, and (iii) Marinas to add a fourth segment that includes communities in the United Kingdom ("UK"). The new structure reflects how the chief operating decision maker manages the business, makes operating decisions, allocates resources and evaluates operating performance. Beginning with the three months ended March 31, 2024, we are reporting our financial results consistent with our newly realigned operating segments and have recast prior period amounts to conform to the way we internally manage our business and monitor segment performance. Certain reclassifications have been made to the prior period financial statements and related notes in order to conform to the current period presentation. There was no impact to prior period net income, shareholders' equity or cash flows for any of the reclassifications.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

A presentation of segment financial information is summarized as follows (in millions):

	Three Months Ended
	September 30, 2024					September 30, 2023
						As Restated
	MH	RV	Marina	UK	Consolidated	MH	RV	Marina	UK	Consolidated
Operating revenues	$279.6	$255.4	$257.0	$133.6	$925.6	$280.3	$271.3	$264.9	$125.6	$942.1
Operating expenses / Cost of sales	116.7	118.2	167.4	80.2	482.5	117.3	119.3	173.7	73.0	483.3
NOI	$162.9	$137.2	$89.6	$53.4	$443.1	$163.0	$152.0	$91.2	$52.6	$458.8
Adjustments to arrive at net income
Interest income					5.5					15.2
Brokerage commissions and other revenues, net					8.8					26.0
General and administrative expense					(74.8)					(67.0)
Catastrophic event-related charges, net					(0.9)					3.1
Business combination expense, net					(0.2)					—
Depreciation and amortization					(172.4)					(162.6)
Asset impairments					(0.2)					(1.2)
Goodwill impairment					—					(44.8)
Loss on extinguishment of debt (see Note 9)					(0.8)					—
Interest expense					(87.7)					(84.1)
Interest on mandatorily redeemable preferred OP units / equity					—					(0.8)
Gain on remeasurement of marketable securities					—					6.1
Loss on foreign currency exchanges					(4.5)					(6.5)
Gain / (loss) on dispositions of properties					178.7					(0.7)
Other expense, net					(0.8)					(3.7)
Gain / (loss) on remeasurement of notes receivable					0.1					(1.3)
Income from nonconsolidated affiliates (see Note 7)					2.1					1.4
Gain on remeasurement of investment in nonconsolidated affiliates					1.2					—
Current tax benefit / (expense)					0.9					(4.6)
Deferred tax benefit					7.1					2.3
Net Income					305.2					135.6
Less: Preferred return to preferred OP units / equity interests					3.2					3.4
Less: Income attributable to noncontrolling interests					13.3					12.1
Net income Attributable to SUI Common Shareholders					$288.7					$120.1

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended
	September 30, 2024					September 30, 2023
						As Restated
	MH	RV	Marina	UK	Consolidated	MH	RV	Marina	UK	Consolidated
Operating revenues	$838.1	$553.8	$724.9	$320.0	$2,436.8	$822.8	$570.8	$706.1	$312.3	$2,412.0
Operating expenses / Cost of sales	336.7	279.2	481.6	206.6	1,304.1	336.2	284.4	467.9	205.5	1,294.0
Net Operating Income / Gross Profit	$501.4	$274.6	$243.3	$113.4	$1,132.7	$486.6	$286.4	$238.2	$106.8	$1,118.0
Adjustments to arrive at net income
Interest income					15.4					40.6
Brokerage commissions and other revenues, net					23.0					45.3
General and administrative expense					(218.6)					(193.8)
Catastrophic event-related charges, net					(10.4)					2.2
Business combination expense, net					(0.4)					(3.0)
Depreciation and amortization					(510.5)					(482.3)
Asset impairments					(32.5)					(10.1)
Goodwill impairment					—					(369.9)
Loss on extinguishment of debt (see Note 9)					(1.4)					—
Interest expense					(267.2)					(239.9)
Interest on mandatorily redeemable preferred OP units / equity					—					(2.7)
Loss on remeasurement of marketable securities					—					(8.0)
Loss on foreign currency exchanges					(6.2)					(6.5)
Gain / (loss) on dispositions of properties					186.6					(2.9)
Other income / (expense), net					5.6					(5.5)
Loss on remeasurement of notes receivable					(1.0)					(3.1)
Income from nonconsolidated affiliates (see Note 7)					6.5					0.5
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates					6.5					(4.5)
Current tax expense					(6.5)					(13.9)
Deferred tax benefit					16.5					14.6
Net Income / (Loss)					338.1					(124.9)
Less: Preferred return to preferred OP units / equity interests					9.6					9.0
Less: Income / (loss) attributable to noncontrolling interests					15.1					(1.5)
Net Income / (Loss) Attributable to Sun Communities, Inc.					$313.4					$(132.4)

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	September 30, 2024					December 31, 2023(1)
	MH	RV	Marina	UK	Consolidated	MH	RV	Marina	UK	Consolidated
Identifiable Assets
Investment property, net	$5,117.9	$3,676.3	$3,317.8	$2,379.5	$14,491.5	$5,317.4	$3,718.8	$3,214.5	$2,192.9	$14,443.6
Cash, cash equivalents and restricted cash	34.2	18.4	17.1	12.1	81.8	20.1	11.8	6.4	4.4	42.7
Inventory of manufactured homes	82.8	22.0	—	70.0	174.8	103.1	24.3	—	78.2	205.6
Notes and other receivables, net	208.4	108.3	52.7	125.0	494.4	159.1	119.7	54.3	88.5	421.6
Collateralized receivables, net	52.8	—	—	—	52.8	56.2	—	—	—	56.2
Goodwill	—	9.5	541.7	191.4	742.6	—	9.5	541.5	182.0	733.0
Other intangible assets, net	10.7	27.0	240.2	72.8	350.7	14.3	29.0	252.2	74.0	369.5
Other assets, net	169.4	40.0	270.4	216.7	696.5	271.0	47.6	240.7	109.2	668.5
Total Assets	$5,676.2	$3,901.5	$4,439.9	$3,067.5	$17,085.1	$5,941.2	$3,960.7	$4,309.6	$2,729.2	$16,940.7
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

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation, which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT during the nine months ended September 30, 2024.

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

Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards, depreciation, interest and basis differences between tax and GAAP. Our deferred tax assets that have a full valuation allowance relate to our taxable REIT subsidiaries. As of September 30, 2024, we had $315.4 million of net deferred tax liabilities, comprised of deferred tax assets, net of valuation allowance of $62.3 million, and deferred tax liabilities of $377.7 million. The deferred tax liability balance is comprised primarily of basis differences in our foreign investment in properties in the United Kingdom and Canada. As of December 31, 2023, we had $277.1 million of net deferred tax liabilities, comprised of deferred tax assets, net of valuation allowance of $58.1 million, and deferred tax liabilities of $335.2 million. The net deferred tax assets and deferred tax liabilities are recorded within Other assets, net and Other liabilities, respectively, on our Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023.

For the three months ended September 30, 2024, we recorded current tax benefit for federal, state, Canadian, Puerto Rican, and United Kingdom income taxes totaling $0.9 million. For the nine months ended September 30, 2024, we recorded current tax expense for federal, state, Canadian, Puerto Rican, and United Kingdom income taxes totaling $6.5 million. For the three and nine months ended September 30, 2023, we recorded current tax expense for federal, state, Canadian, Puerto Rican, and United Kingdom income taxes and Australian withholding taxes totaling $4.6 million and $13.9 million, respectively.

For the three and nine months ended September 30, 2024, we recorded a deferred tax benefit of $7.1 million and $16.5 million, respectively. For the three and nine months ended September 30, 2023, we recorded a deferred tax benefit of $2.3 million and $14.6 million, respectively.

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

Diluted EPS considers the impact of potentially dilutive securities except when the potential common shares have an anti-dilutive effect. Our unvested restricted stock common shares contain rights to receive non-forfeitable distributions and participate equally with common stock with respect to distributions issued or declared, and thus, are participating securities, requiring the two-class method of computing EPS. In calculating the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average number of shares outstanding during the period. The two-class method determines EPS by (1) dividing the sum of distributed earnings and undistributed earnings allocated to common shareholders by the weighted average number of shares of common stock outstanding for the period; and (2) dividing the sum of distributed earnings and undistributed earnings allocated to participating securities by the weighted average number of shares of participating securities for the period. The remaining potential dilutive common shares do not contain rights to distributions and are included in the computation of diluted EPS.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Computations of basic and diluted EPS were as follows (in millions, except for per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Numerator		As Restated		As Restated
Net income / (loss) attributable to SUI common shareholders	$288.7	$120.1	$313.4	$(132.4)
Less: allocation to restricted stock awards	2.0	0.8	2.0	(1.1)
Basic earnings - net income / (loss) attributable to common shareholders after allocation to restricted stock awards	286.7	119.3	311.4	(131.3)
Add: allocation to common and preferred OP units dilutive effect	—	—	6.6	—
Add: allocation to restricted stock awards	—	—	—	(1.1)
Diluted earnings - net income / (loss) attributable to common shareholders after allocation to common and preferred OP units(1)	$286.7	$119.3	$318.0	$(132.4)

Denominator
Weighted average common shares outstanding	124.0	123.5	123.8	123.4
Add: dilutive restricted stock	—	—	—	0.4
Add: common and preferred OP units dilutive effect	—	—	2.7	—
Diluted weighted average common shares and securities(1)	124.0	123.5	126.5	123.8
EPS Available to Common Shareholders After Allocation
Basic earnings / (loss) per share	$2.31	$0.97	$2.52	$(1.06)
Diluted earnings / (loss) per share(1)	$2.31	$0.97	$2.51	$(1.07)
(1) For the three and nine months ended September 30, 2024, and the three months ended September 30, 2023, diluted earnings per share was calculated using the two-class method for restricted common shares as the application of this method resulted in a more diluted earnings per share during those periods. For the nine months ended September 30, 2023, diluted loss per share was calculated using the treasury stock method for restricted common shares as the application of this method resulted in a more diluted loss per share during the period.

We have excluded certain convertible securities from the computation of diluted EPS because the inclusion of those securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computations of diluted EPS as of September 30, 2024 and 2023 (in thousands):

	As of
	September 30, 2024		September 30, 2023
Common OP units	2,922	(1)	2,632
A-1 preferred OP units	178		202
A-3 preferred OP units	40		40
Aspen preferred OP units(2)	N/A		315
Series C preferred OP units	297		306
Series D preferred OP units	489		489
Series E preferred OP units	80		80
Series F preferred OP units	90		90
Series G preferred OP units	206		211
Series H preferred OP units	581		581
Series J preferred OP units	236		238
Series K preferred OP units	1,000		1,000
Series L preferred OP units	20		N/A
Total Securities	6,139		6,184
N/A = Not applicable.
(1) For the three months ended September 30, 2024, Common OP units were excluded from the computation of diluted earnings per share because the inclusion of those securities would have been anti-dilutive for the period. For the nine months ended September 30, 2024, Common OP units were included in the computation of diluted earnings per share because they were dilutive for the period.
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

As of September 30, 2024 and December 31, 2023, we held 11 and 13 derivative contracts, respectively, which have each been designated as cash flow hedges under ASC 815, "Derivatives and Hedging." The risks being hedged are the interest rate risk related to outstanding floating rate debt and forecasted debt issuance transactions, and the benchmark interest rates used are the SOFR and the SONIA Rate. The unrealized gains or losses on the derivative instruments are recorded in AOCI and are reclassified to Interest expense on the Consolidated Statements of Operations during the same period in which the hedged transaction affects earnings. We estimate that $9.0 million will be reclassified as a reduction to Interest expense over the next 12 months for all of our outstanding cash flow hedges. Cash flow from these derivative instruments is classified in the same category as the cash flow items being hedged on the Consolidated Statements of Cash Flows.

Derivative Contract Activity

During the nine months ended September 30, 2024 and 2023, we entered into the following derivative contracts (with notional amounts in millions):

Period	Number of Contracts	Instrument Type	Currency	Notional Amount	Index Type	Hedged Item
Three months ended September 30, 2024	1	Interest Rate Swap	USD	$25.0	SOFR	Future Debt Offering
Three months ended June 30, 2024	3	Interest Rate Swap	USD	100.0	SOFR	Future Debt Offering
Three months ended March 31, 2024	1	Interest Rate Swap	USD	25.0	SOFR	Future Debt Offering
Total	5			$150.0

Three months ended September 30, 2023	2	Interest Rate Swap	USD	$125.0	SOFR	Term Loan Senior Credit Facility
Three months ended March 31, 2023	1	Interest Rate Swap	GBP(1)	127.3	SONIA	Term Loan Senior Credit Facility
Three months ended March 31, 2023	1	Interest Rate Swap	USD	50.0	SOFR	Future Debt Offering
Total	4			$302.3
(1) The notional amount of the swap contract in local currency is £100.0 million. The USD equivalent amount is converted as of December 31, 2023.

During the nine months ended September 30, 2024 and 2023, we terminated the following derivative contracts (amounts in millions):

Period	Type	Currency	Notional Amount	Cash Settlement Receipt / (Payment)
Three months ended March 31, 2024	Forward Swap(1)	USD	$255.0	$(2.3)

Three months ended March 31, 2023	Treasury Rate Locks & Forward Swap(2)	USD	$250.0	$7.4
(1) Includes seven forward swap contracts which were terminated in connection with the 2029 Notes issuance.
(2) These include two $100.0 million treasury rate locks and one $50.0 million forward swap which were terminated in connection with the issuance of $400.0 million of senior unsecured notes with an interest rate of 5.7% and a 10-year term, due January 15, 2033.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts (in millions):

	September 30, 2024			December 31, 2023
Derivatives Designated as Cash Flow Hedges	Notional	Fair Value of Assets(1)	Fair Value of Liabilities(2)	Notional	Fair Value of Assets(1)	Fair Value of Liabilities(2)
Interest rate derivatives	$969.7	$5.7	$8.5	$1,041.5	$11.7	$7.7
(1)Included within Other assets, net on the Consolidated Balance Sheets.
(2)Included within Other liabilities on the Consolidated Balance Sheets.

Refer to Note 16, "Fair Value Measurements," for additional information related to the fair value methodology used for derivative financial instruments.

The following table presents the gains / (losses) on derivatives in cash flow hedging relationships recognized in OCI (in millions):

	Three Months Ended		Nine Months Ended
Derivatives Designated as Cash Flow Hedges	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest rate derivatives	$(9.7)	$(3.7)	$1.7	$6.7

The following table presents the amount of gains on derivative instruments reclassified from AOCI into earnings (in millions):

Derivatives Designated as Cash Flow Hedges	Financial Statement Classification	Three Months Ended		Nine Months Ended
		September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest rate derivatives	Interest expense	$4.9	$4.5	$14.8	$10.0

16. Fair Value Measurements

Our financial instruments consist primarily of cash, cash equivalents and restricted cash, notes and other receivables, derivative assets and liabilities, debt and other liabilities. We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures, pursuant to ASC 820, "Fair Value Measurements and Disclosures." The following methods and assumptions were used in order to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Assets by Hierarchy Level

The table below sets forth our financial assets and liabilities (in millions) that required disclosure of fair value on a recurring basis as of September 30, 2024. The table presents the carrying values and fair values of our financial instruments as of September 30, 2024 and December 31, 2023, that were measured using the valuation techniques described above. The table excludes other financial instruments such as other receivables and accounts payable as the carrying values associated with these instruments approximate their fair value since their maturities are less than one year. These financial instruments are classified as Level 1 in the hierarchy.

	September 30, 2024
		Fair Value
	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets
Cash, cash equivalents and restricted cash	$81.8	$81.8	$—	$—	$81.8
Installment notes receivable on manufactured homes, net	73.7	—	—	73.7	73.7
Notes receivable from real estate developers and operators	139.1	—	—	139.1	139.1
Collateralized receivables, net	52.8	—	—	52.8	52.8
Derivative assets	5.7	—	5.7	—	5.7
Total Assets Measured at Fair Value	$353.1	$81.8	$5.7	$265.6	$353.1

Financial Liabilities
Mortgage loan payable	$3,344.5	$—	$3,111.9	$—	$3,111.9
Secured borrowings on collateralized receivables	52.8	—	—	52.8	52.8
Total secured debt	3,397.3	—	3,111.9	52.8	3,164.7
Unsecured debt
Senior unsecured notes	2,675.5	—	2,559.1	—	2,559.1
Line of credit and other unsecured debt	1,252.0	—	1,252.0	—	1,252.0
Total unsecured debt	3,927.5	—	3,811.1	—	3,811.1
Derivative liabilities	8.5	—	8.5	—	8.5
Other financial liabilities (contingent consideration)	20.2	—	—	20.2	20.2
Total Liabilities Measured at Fair Value	$7,353.5	$—	$6,931.5	$73.0	$7,004.5

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

Line of credit and other unsecured debt - consists primarily of our Senior Credit Facility. We have variable rates on our Senior Credit Facility. The fair value of the debt with variable rates approximates carrying value as the interest rates of these amounts approximate market rates (Level 2). The estimated fair value of our debt as of September 30, 2024 approximated its gross carrying value.

Other Financial Liabilities

We estimate the fair value of contingent consideration liabilities based on valuation models using significant unobservable inputs that generally consider discounting of future cash flows using market interest rates and adjusting for non-performance risk over the remaining term of the liability (Level 3).

Level 3 Reconciliation, Measurements and Transfers

We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. Availability of secondary market activity and consistency of pricing from third-party sources impacts our ability to classify securities as Level 2 or Level 3. There were no transfers into or out of Level 3 during the nine months ended September 30, 2024.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following tables summarize changes to our financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended
	September 30, 2024					September 30, 2023
Assets	Installment Notes Receivable on MH, net		Notes Receivable From Real Estate Developers and Operators	Collateralized Receivables, net		Installment Notes Receivable on MH, net		Notes Receivable From Real Estate Developers and Operators	Warrants
Level 3 beginning balance at June 30, 2024 and 2023	$54.5		$131.3	$54.3		$59.5		$462.4	$—
Realized gains / (losses)	0.1	(1)	—	0.5	(2)	(1.3)	(1)	—	—
Purchases and issuances	22.2		8.5	—		0.2		31.9	—
Sales and settlements	(1.3)		(0.9)	(2.0)		(2.4)		(3.5)	—
Dispositions of properties	(1.8)		—	—		—		—	—
Foreign currency exchange gains / (losses)	—		0.1	—		—		(13.4)	—
Other adjustments	—		0.1	—		—		0.1	—
Level 3 ending balance at September 30, 2024 and 2023	$73.7		$139.1	$52.8		$56.0		$477.5	$—
(1) Recorded within Gain / (loss) on remeasurement of notes receivable on the Consolidated Statements of Operations.
(2) Recorded within Other income / (expense), net on the Consolidated Statements of Operations.

	Nine Months Ended
	September 30, 2024						September 30, 2023
Assets	Installment Notes Receivable on MH, net		Notes Receivable From Real Estate Developers and Operators		Collateralized Receivables, net		Installment Notes Receivable on MH, net		Notes Receivable From Real Estate Developers and Operators	Warrants
Level 3 beginning balance at December 31, 2023 and 2022	$19.6		$134.5		$56.2		$65.9		$305.2	$—
Realized gains / (losses)	(0.2)	(1)	(0.8)	(1)	2.1	(2)	(3.1)	(1)	—	(0.4)	(3)
Purchases and issuances	59.5		17.7		—		0.4		179.3	0.4
Sales and settlements	(3.2)		(12.4)		(5.5)		(7.2)		(10.4)	—
Dispositions of properties	(2.0)		—		—		—		—	—
Foreign currency exchange gains	—		—		—		—		3.3	—
Other adjustments(3)	—		0.1		—		—		0.1	—
Level 3 ending balance at September 30, 2024 and 2023	$73.7		$139.1		$52.8		$56.0		$477.5	$—
(1) Recorded within Gain / (loss) on remeasurement of notes receivable on the Consolidated Statements of Operations.
(2) Recorded within Other income / (expense), net on the Consolidated Statements of Operations.
(3) Recorded within Income from nonconsolidated affiliates on the Consolidated Statements of Operations.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended
	September 30, 2024		September 30, 2023
Liabilities	Secured Borrowing on Collateralized Receivables	Contingent Consideration	Contingent Consideration
Level 3 beginning balance June 30, 2024 and 2023	$54.3	$20.2	$20.2
Realized losses(1)	0.5	—	—
Purchases and issuances	—	—	—
Sales and settlements	(2.0)	—	—
Other adjustments	—	—	—
Level 3 ending balance at September 30, 2024 and 2023	$52.8	$20.2	$20.2
(1) Recorded within Other income / (expense), net on the Consolidated Statements of Operations.

	Nine Months Ended
	September 30, 2024		September 30, 2023
Liabilities	Secured Borrowing on Collateralized Receivables	Contingent Consideration	Contingent Consideration
Level 3 beginning balance December 31, 2023 and 2022	$55.8	$20.2	$20.2
Realized losses(1)	2.1	—	—
Purchases and issuances	0.4	—	—
Sales and settlements	(5.5)	—	—
Other adjustments	—	—	—
Level 3 ending balance at September 30, 2024 and 2023	$52.8	$20.2	$20.2
(1) Recorded within Other income / (expense), net on the Consolidated Statements of Operations.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available as of September 30, 2024. As such, our estimates of fair value could differ significantly from the actual carrying value.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Catastrophic Event-Related Charges

Hurricane Helene - On September 26, 2024, Hurricane Helene made landfall in Florida and subsequently affected the Mid-Atlantic region of the U.S. Our assessment indicated that material damage to our properties was largely avoided. During the three months ended September 30, 2024, we recognized charges of $2.2 million for impaired assets at two MH communities and three RV communities, and charges of $1.7 million for impaired assets at nine marinas, which were recorded within Catastrophic-event related charges, net on the Consolidated Statements of Operations. The impacted properties are located in Florida, South Carolina, North Carolina and Georgia.

The foregoing impairment charges are based on current information available, and we continue to assess these estimates. The actual final impairment could vary significantly from these estimates. Any changes to these estimates will be recognized in the period(s) in which they are determined.

Hurricane Ian - When Hurricane Ian made landfall on Florida's western coast in September 2022, the storm primarily affected three properties in the Fort Myers area, comprising approximately 2,500 sites. These properties sustained significant flooding and wind damage from the hurricane. At other affected MH and RV properties, most of the damage was limited to trees, roofs, fences, skirting and carports. At affected marina properties, docks, buildings and landscaping sustained wind and water damage. We maintain property, casualty, flood and business interruption insurance for our community portfolio, subject to customary deductibles and limits.

Estimated property insurance recoveries, excluding business interruption recoveries, of $49.3 million related to Hurricane Ian were recorded in Notes and other receivables, net, on the Consolidated Balance Sheets as of September 30, 2024.

The table below sets forth changes in estimated property insurance recoveries, excluding business interruption recoveries (in millions):

Nine Months Ended September 30, 2024
Total estimated insurance receivable - December 31, 2023	$56.7
Change in estimated property insurance recoveries	11.0
Proceeds received from insurer	(18.4)
Total estimated insurance receivable - September 30, 2024	$49.3

The foregoing estimates are based on current information available, and we continue to assess these estimates. Actual charges and insurance recoveries could vary significantly from these estimates. Any changes to these estimates will be recognized in the period(s) in which they are determined.

We are actively working with our insurance providers on claims for business interruption recoveries. During the nine months ended September 30, 2024 we recognized $5.2 million, net of deductibles, for lost earnings from Hurricane Ian covering the period from September 1, 2023 through January 31, 2024. The business interruption proceeds were recorded within Brokerage commissions and other, net in our Consolidated Statements of Operations. The related communities are under redevelopment and we have gradually started to lease developed sites at these communities to customers. However, we currently cannot estimate a date when operating results will be restored to pre-hurricane levels. Our business interruption insurance policy provides for up to 60 months of coverage from the date of restoration.

During the three months ended September 30, 2024, we received an insurance recovery of $1.6 million in excess of previously estimated costs related to damages incurred at certain marinas due to Hurricane Ian. The insurance recovery gain was recorded within Catastrophic event-related charges, net on the Consolidated Statements of Operations.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Other - In December 2023, one of our RV properties with approximately 300 sites sustained property damage due to heavy rainfall and flooding in the North Conway, New Hampshire area. Based on a preliminary review performed by an insurance adjuster, we recognized asset impairment charges of $7.0 million during the three months ended December 31, 2023, primarily related to site improvements, vacation rental cabins, and equipment. During the nine months ended September 30, 2024, we recognized incremental charges of $11.6 million related to the impacted property, comprised of $3.1 million for impaired assets and $8.5 million for debris removal, cleanup and repairs. We received $6.0 million in insurance proceeds during the nine months ended September 30, 2024 related to the flood event. The charges and related proceeds were recorded within Catastrophic event-related charges, net in our Consolidated Statements of Operations. The foregoing estimates are based on current information available after the preliminary review of the damages incurred. Actual charges and insurance recoveries could differ from these estimates. Any changes to these estimates will be recognized in the period(s) in which they are determined.

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

Future minimum lease payments under non-cancellable leases as of September 30, 2024 where we are the lessee include (in millions):

Maturity of Lease Liabilities	Finance Leases	Operating Leases	Total
2024 (excluding nine months ended September 30, 2024)	$4.6	$3.8	$8.4
2025	0.9	14.2	15.1
2026	0.9	13.1	14.0
2027	0.9	10.9	11.8
2028	0.9	10.2	11.1
Thereafter	39.2	273.8	313.0
Total Lease Payments	$47.4	$326.0	$373.4
Less: Imputed interest	(32.3)	(163.0)	(195.3)
Present Value of Lease Liabilities	$15.1	$163.0	$178.1

Right-of-use ("ROU") assets and lease liabilities for finance and operating leases as included in our Consolidated Balance Sheets are as follows (in millions):

	Financial Statement Classification	As of
Description		September 30, 2024	December 31, 2023
Lease Assets
Finance lease - ROU asset, net of accumulated amortization	Investment property, net	$32.1	$32.6
Operating lease - ROU asset, net	Other assets, net	$183.2	$176.0
Below market operating leases, net	Other assets, net	$91.5	$95.0
Lease Liabilities
Finance lease liabilities	Other liabilities	$15.1	$14.3
Operating lease liabilities	Other liabilities	$163.0	$159.5

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The components of lease costs for finance and operating leases as included in our Consolidated Statements of Operations are as follows (in millions):

	Financial Statement Classification	Three Months Ended		Nine Months Ended
Description		September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Finance Lease Cost
Amortization of ROU assets	Depreciation and amortization	$0.7	$0.4	$2.1	$1.7
Interest on lease liabilities	Interest expense	—	0.2	0.4	0.5
Operating lease cost	General and administrative expense, Property operating and maintenance, Depreciation and amortization	0.9	7.8	9.2	14.7
Variable lease cost	Property operating and maintenance	0.4	3.9	4.6	6.6
Total Lease Cost		$2.0	$12.3	$16.3	$23.5

Lease term, discount rates and additional information for finance and operating leases are as follows:

	As of
	September 30, 2024	December 31, 2023
Lease Term and Discount Rate
Weighted-average Remaining Lease Terms (years)
Finance lease	34.37	36.63
Operating lease	34.31	27.71
Weighted-average Discount Rate
Finance lease	3.67%	3.59%
Operating lease	3.82%	3.82%

	Nine Months Ended
	September 30, 2024	September 30, 2023
Other Information (in millions)
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash outflows for operating leases	$9.3	$10.0
Financing cash outflows for finance leases	0.7	0.7
Total Cash Paid on Lease Liabilities	$10.0	$10.7

Lessor Accounting

We are not the lessor for any finance leases at our MH, RV, Marina or UK properties as of September 30, 2024.

Nearly all of our operating leases with our residents and customers at our MH, RV and UK properties where we are the lessor are either month-to-month or for a time period not to exceed one year. As of September 30, 2024, future minimum lease payments with our residents or customers would not exceed 12 months.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We do not have any operating leases with real estate operators on our MH or UK properties. At our RV communities and marinas, future minimum lease payments under non-cancellable leases with real estate operators where we are the lessor include the following as of September 30, 2024 (in millions):

Maturity of Lease Payments	Operating Leases
2024 (excluding the nine months ended September 30, 2024)	$6.2
2025	20.3
2026	14.6
2027	10.2
2028	8.8
Thereafter	82.7
Total Undiscounted Cash Flows	$142.8

The components of lease income for our operating leases, as included in our Consolidated Statement of Operations are as follows (in millions):

	Financial Statement Classification	Three Months Ended		Nine Months Ended
Description		September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating Leases
Fixed lease income	Income from real property; Brokerage commissions and other revenue, net	$10.9	$10.8	$27.7	$24.0
Variable lease income(1)	Income from real property; Brokerage commissions and other revenue, net	$3.4	$0.8	$11.3	$3.1
(1)Consists of rent primarily based on a percentage of operating revenues beyond target thresholds.

Failed Sale Leaseback

In connection with our acquisition of Park Holidays, we assumed ground lease arrangements for 34 UK properties that we concluded to be failed sale-leaseback transactions under ASC 842, "Leases." The arrangements have maturities ranging from 2117 through 2197 with an option to repurchase for £1.00 at the end of the term. The obligation related to the underlying ground leases has been recorded as a financial liability in Other Liabilities on the Consolidated Balance Sheets. The financial liability was $378.7 million and $359.7 million as of September 30, 2024 and December 31, 2023, respectively. The following table presents the future minimum rental payments for this financial liability as of September 30, 2024 (in millions):

Maturity of Financial Liability	September 30, 2024
2024 (excluding nine months ended September 30, 2024)	$3.1
2025	12.5
2026	12.6
2027	12.7
2028	12.8
Thereafter	1,850.4
Total Payments	$1,904.1
Less: Imputed interest	(1,525.4)
Present Value of Financial Liability	$378.7

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

19. Recent Accounting Pronouncements

Recent Accounting Pronouncements - Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative," which adds interim and annual disclosure requirements to the U.S. GAAP codification at the request of the SEC. The new guidance is intended to align GAAP requirements with those of the SEC and to facilitate the application of GAAP for all entities. These disclosure requirements are currently included in either SEC Regulation S-X or SEC Regulation S-K. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited and the amendments should be applied prospectively. If the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K by June 30, 2027, the amendments will be removed from the U.S. GAAP codification and will not be effective.

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

20. Subsequent Events

Hurricane Milton

On October 9, 2024, Hurricane Milton made landfall in Florida and affected certain of our properties in the region. We responded quickly to the event, and clean-up and restoration efforts are in progress. We believe that we have adequate property, casualty, flood and business interruption insurance, and at this time, we do not believe that Hurricane Milton will have a significant adverse impact on our operating results or financial condition.

Retirement of Chief Executive Officer and Appointment of President

On November 5, 2024, Gary Shiffman, our Chairman of the Board and Chief Executive Officer, informed the Board of Directors of his intent to retire as Chief Executive Officer following the expected appointment of his successor by the end of the year ending December 31, 2025. Mr. Shiffman will continue to actively serve as Chief Executive Officer until the effective date of the Board's appointment of his successor.

On November 6, 2024, we appointed John McLaren as President. Mr. McLaren has served as our Strategic Adviser of Residential Communities since January 2023, and previously served as our President from 2014 to 2022 and our Chief Operating Officer from 2008 to 2022. Pursuant to Mr. McLaren's appointment as President, we issued 50,000 shares of restricted common stock, 20,000 of which will vest in equal annual installments over five years, and 30,000 are subject to performance vesting after three years based on certain market performance criteria.

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

OVERVIEW

We are a fully integrated REIT. As of September 30, 2024, we owned and operated, directly or indirectly, or had an interest in, a portfolio of 659 developed properties located in the U.S., Canada and the United Kingdom including 288 MH communities, 179 RV communities, 138 marinas, and 54 UK communities.

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

SUN COMMUNITIES, INC.
RESULTS OF OPERATIONS

The following tables reconcile the Net income / (loss) attributable to SUI common shareholders to NOI and summarize our consolidated financial results for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
		As Restated		As Restated
Net Income / (Loss) Attributable to SUI Common Shareholders	$288.7	$120.1	$313.4	$(132.4)
Interest income	(5.5)	(15.2)	(15.4)	(40.6)
Brokerage commissions and other revenues, net	(8.8)	(26.0)	(23.0)	(45.3)
General and administrative	74.8	67.0	218.6	193.8
Catastrophic event-related charges, net	0.9	(3.1)	10.4	(2.2)
Business combination expense	0.2	—	0.4	3.0
Depreciation and amortization	172.4	162.6	510.5	482.3
Asset impairments	0.2	1.2	32.5	10.1
Goodwill impairment	—	44.8	—	369.9
Loss on extinguishment of debt (see Note 9)	0.8	—	1.4	—
Interest expense	87.7	84.1	267.2	239.9
Interest on mandatorily redeemable preferred OP units / equity	—	0.8	—	2.7
(Gain) / loss on remeasurement of marketable securities (see Note 16)	—	(6.1)	—	8.0
Loss on foreign currency exchanges	4.5	6.5	6.2	6.5
(Gain) / loss on disposition of properties	(178.7)	0.7	(186.6)	2.9
Other (income) / expense, net	0.8	3.7	(5.6)	5.5
(Gain) / loss on remeasurement of notes receivable (see Note 4)	(0.1)	1.3	1.0	3.1
Income from nonconsolidated affiliates (see Note 7)	(2.1)	(1.4)	(6.5)	(0.5)
(Gain) / loss on remeasurement of investment in nonconsolidated affiliates (see Note 7)	(1.2)	—	(6.5)	4.5
Current tax (benefit) / expense (see Note 13)	(0.9)	4.6	6.5	13.9
Deferred tax benefit (see Note 13)	(7.1)	(2.3)	(16.5)	(14.6)
Add: Preferred return to preferred OP units / equity interests	3.2	3.4	9.6	9.0
Add: Income / (loss) attributable to noncontrolling interests	13.3	12.1	15.1	(1.5)
NOI	$443.1	$458.8	$1,132.7	$1,118.0

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
		As Restated		As Restated
Real property NOI	$389.2	$393.4	$1,006.4	$964.1
Home sales NOI	31.0	33.3	78.7	93.2
Service, retail, dining and entertainment NOI	22.9	32.1	47.6	60.7
NOI	$443.1	$458.8	$1,132.7	$1,118.0

SUN COMMUNITIES, INC.
Seasonality of Revenue

The RV, Marina, and UK segments are seasonal and the results of operations in any one period may not be indicative of results in future periods.

In the RV segment, certain properties maintain higher occupancy during the summer months, while other properties maintain higher occupancy during the winter months. Based on the location of our properties with transient RV sites, our portfolio generally produces higher revenues between April and September than between October and March. In the UK segment, vacation rental sites generally produce higher revenues between March and October. Through September 30, 2024, we recognized aggregate Real property - transient revenue from our RV and UK segments of $37.7 million in the first quarter, $81.7 million in the second quarter and $138.2 million in the third quarter. During the year ended December 31, 2023, we recognized Real property - transient revenue as follows:

	Real property - transient revenue (in millions)	During the Three Months Ended
Year		March 31	June 30	September 30	December 31	Total
2023	$321.4	12.4%	27.8%	47.3%	12.5%	100.0%

In the Marina segment, the majority of our wet slip and dry storage space leases have annual terms that are billed seasonally. Wet slip storage increases during the summer months for the boating season, whereas dry storage increases during the winter season as weather patterns require boat owners to store their vessels on dry docks or within covered racks. Through September 30, 2024, we recognized seasonal real property revenue of $78.1 million in the first quarter, $95.9 million in the second quarter and $104.4 million in the third quarter. During the year ended December 31, 2023, we recognized seasonal real property revenue as follows:

	Seasonal real property revenue (in millions)	During the Three Months Ended
Year		March 31	June 30	September 30	December 31	Total
2023	$348.7	20.8%	25.9%	28.6%	24.7%	100.0%

SUN COMMUNITIES, INC.
Real Property Operations - Total Portfolio

The following tables reflect certain financial and other information for our real estate operations by segment as of and for the three and nine months ended September 30, 2024 and 2023 (in millions, except for statistical information).

	Three Months Ended September 30, 2024					Three Months Ended September 30, 2023
Financial Information	MH	RV	Marinas	UK	Total	MH	RV	Marinas	UK	Total
Revenues
Real property (excluding transient)	$240.2	$91.5	$121.6	$32.4	$485.7	$229.4	$82.5	$116.0	$29.3	$457.2
Real property - transient	0.2	114.2	10.2	23.8	148.4	0.3	128.5	9.8	23.0	161.6
Total operating revenues	240.4	205.7	131.8	56.2	634.1	229.7	211.0	125.8	52.3	618.8
Expenses
Property operating expenses	82.1	88.7	46.7	27.4	244.9	76.6	82.8	42.7	23.3	225.4
Real Property NOI	$158.3	$117.0	$85.1	$28.8	$389.2	$153.1	$128.2	$83.1	$29.0	$393.4

	Nine Months Ended September 30, 2024					Nine Months Ended September 30, 2023
Financial Information	MH	RV	Marinas	UK	Total	MH	RV	Marinas	UK	Total
Revenues
Real property (excluding transient)(a)	$717.1	$242.1	$325.3	$98.9	$1,383.4	$676.9	$217.0	$306.4	$85.2	$1,285.5
Real property - transient	0.9	216.3	21.8	40.0	279.0	1.1	241.8	20.2	37.8	300.9
Total operating revenues	718.0	458.4	347.1	138.9	1,662.4	678.0	458.8	326.6	123.0	1,586.4
Expenses
Property operating expenses	236.5	216.0	127.4	76.1	656.0	223.0	209.9	119.1	70.3	622.3
Real Property NOI	$481.5	$242.4	$219.7	$62.8	$1,006.4	$455.0	$248.9	$207.5	$52.7	$964.1

	As of September 30, 2024					As of September 30, 2023
Other Information	MH	RV	Marinas	UK	Total	MH	RV	Marinas	UK	Total
Number of Properties	288	179	138	54	659	298	182	135	55	670
Sites, Wet Slips and Dry Storage Spaces
Sites, wet slips and dry storage spaces(a)	97,300	34,480	48,760	17,790	198,330	100,200	32,150	48,030	18,050	198,430
Transient sites	N/A	25,060	N/A	4,500	29,560	N/A	26,490	N/A	3,280	29,770
Total	97,300	59,540	48,760	22,290	227,890	100,200	58,640	48,030	21,330	228,200

MH and Annual RV Occupancy	96.9%	100.0%	N/A	91.5%	97.0%	96.3%	100.0%	N/A	90.6%	96.4%
N/M = Not meaningful. N/A = Not applicable.
(a) MH annual sites included 10,794 and 9,834 rental homes in our rental program as of September 30, 2024 and 2023, respectively. Our investment in occupied rental homes at September 30, 2024 was $729.5 million, an increase of 11.2% from $655.8 million at September 30, 2023.

SUN COMMUNITIES, INC.
Real Property Operations - Total Portfolio (Continued)

For the three months ended September 30, 2024, the $4.2 million, or 1.1% decrease in Real Property NOI as compared to the same period in 2023, consists of a decrease of $8.0 million from Same Property RV, a decrease of $0.7 million from Same Property UK, and a decrease of $5.4 million, net from other recently acquired or developed properties and other items, partially offset by an increase of $7.9 million from Same Property MH and an increase of $2.0 million from Same Property Marina.

For the nine months ended September 30, 2024, the $42.3 million, or 4.4% increase in Real Property NOI as compared to the same period in 2023, consists of an increase of $29.3 million from Same Property MH, an increase of $9.6 million from Same Property Marina, an increase of $4.3 million from Same Property UK and an increase of $6.7 million, net from other recently acquired or developed properties and other items, partially offset by a decrease of $7.6 million from Same Property RV.

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

The following tables reflect certain financial and other information for our Same Property MH, RV and Marina portfolios as of and for the three and nine months ended September 30, 2024 and 2023 (in millions, except for statistical information):

	Three Months Ended
	September 30, 2024				September 30, 2023				Total Change	% Change(c)
	MH(a)	RV(a)	Marina	Total	MH(a)	RV(a)	Marina	Total		MH	RV	Marina	Total(d)
Financial Information
Same Property Revenues
Real property (excluding transient)	$217.5	$82.2	$107.1	$406.8	$204.3	$74.5	$102.0	$380.8	$26.0	6.5%	10.3%	5.0%	6.8%
Real property - transient	0.2	102.0	9.9	112.1	0.3	113.8	9.6	123.7	(11.6)	(32.4)%	(10.4)%	2.5%	(9.4)%
Total Same Property operating revenues	217.7	184.2	117.0	518.9	204.6	188.3	111.6	504.5	14.4	6.4%	(2.2)%	4.8%	2.8%
Same Property Expenses
Same Property operating expenses(b)(d)	61.4	75.5	37.4	174.3	56.2	71.6	34.0	161.8	12.5	9.2%	5.4%	10.0%	7.7%
Real Property NOI(d)	$156.3	$108.7	$79.6	$344.6	$148.4	$116.7	$77.6	$342.7	$1.9	5.3%	(6.9)%	2.5%	0.5%

	Nine Months Ended
	September 30, 2024				September 30, 2023				Total Change	% Change(c)
	MH(a)	RV(a)	Marina	Total	MH(a)	RV(a)	Marina	Total		MH	RV	Marina	Total(d)
Financial Information
Same Property Revenues
Real property (excluding transient)	$646.0	$221.3	$282.0	$1,149.3	$604.7	$198.6	$266.9	$1,070.2	$79.1	6.8%	11.4%	5.7%	7.4%
Real property - transient	0.9	193.8	21.2	215.9	0.9	218.7	20.0	239.6	(23.7)	(4.4)%	(11.4)%	5.8%	(9.9)%
Total Same Property operating revenues	646.9	415.1	303.2	1,365.2	605.6	417.3	286.9	1,309.8	55.4	6.8%	(0.5)%	5.7%	4.2%
Same Property Expenses
Same Property operating expenses(b)(d)	176.4	185.5	101.2	463.1	164.4	180.1	94.5	439.0	24.1	7.3%	3.0%	7.0%	5.5%
Real Property NOI(d)	$470.5	$229.6	$202.0	$902.1	$441.2	$237.2	$192.4	$870.8	$31.3	6.6%	(3.2)%	5.0%	3.6%
Other Information
Number of properties	283	164	127	574	283	164	127	574
Sites, wet slips and dry storage spaces	96,500	55,690	43,350	195,540	96,340	55,190	43,460	194,990
(a) Same property results for our MH and RV properties reflect constant currency for comparative purposes. Canadian dollar figures in the prior comparative period have been translated at the average exchange rate during the three and nine months ended September 30, 2024 of $0.7332 and $0.7353 USD per CAD, respectively.

SUN COMMUNITIES, INC.
Real Property Operations - North America Same Property Portfolio (Continued)

(b) We net certain utilities revenues (which include utility reimbursement revenues from residents) against related utility expenses in property operating expenses as follows (in millions):

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
	MH	RV	Marina	Total	MH	RV	Marina	Total
Utility revenue netted against related utility expense	$19.3	$6.4	$6.5	$32.2	$18.2	$6.4	$6.2	$30.8

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
	MH	RV	Marina	Total	MH	RV	Marina	Total
Utility revenue netted against related utility expense	$53.4	$15.5	$18.1	$87.0	$51.8	$15.4	$17.6	$84.8
(c) Percentages are calculated based on unrounded numbers.
(d) Total Same Property operating expenses consist of the following components for the periods shown (in millions), and exclude amounts invested into recently acquired properties to bring them up to our standards.

	Three Months Ended				Nine Months Ended
	September 30, 2024	September 30, 2023	Change	% Change(c)	September 30, 2024	September 30, 2023	Change	% Change(c)
Payroll and benefits	$58.1	$57.3	$0.8	1.3%	$152.2	$150.2	$2.0	1.4%
Real estate taxes	28.3	26.4	1.9	7.2%	85.0	81.2	3.8	4.7%
Supplies and repairs	26.3	22.9	3.4	14.8%	63.9	57.5	6.4	11.1%
Utilities	20.1	18.6	1.5	8.1%	50.4	48.8	1.6	3.3%
Legal, state / local taxes, and insurance	13.4	14.1	(0.7)	(4.8)%	42.1	42.4	(0.3)	(0.7)%
Other	28.1	22.5	5.6	24.7%	69.5	58.9	10.6	18.0%
Total Same Property Operating Expenses	$174.3	$161.8	$12.5	7.7%	$463.1	$439.0	$24.1	5.5%

SUN COMMUNITIES, INC.
North America Same Property Summary (in whole units)

	As of
	September 30, 2024		September 30, 2023
	MH	RV	MH	RV
Other Information
Number of properties	283	164	283	164
Sites
MH and annual RV sites	96,500	33,630	96,340	31,970
Transient RV sites	N/A	22,060	N/A	23,220
Total	96,500	55,690	96,340	55,190
MH and Annual RV Occupancy
Occupancy(a)	97.3%	100.0%	96.8%	100.0%
Monthly base rent per site	$701	$618	$662	$579
% change in monthly base rent(b)	5.9%	6.7%	N/A	N/A
Rental Program Statistics included in MH
Number of occupied sites, end of period(c)	10,210	N/A	9,490	N/A
Monthly rent per site - MH rental program	$1,338	N/A	$1,285	N/A
% change(c)	4.1%	N/A	N/A	N/A
N/A = Not applicable.
(a) Same Property adjusted blended occupancy for MH and RV combined increased to 98.8% at September 30, 2024, from 97.2% at September 30, 2023. The 160 basis point increase was driven by MH expansion fills and the conversion of transient RV sites to annual sites. Same Property blended occupancy for MH and RV was 98.0% at September 30, 2024, up 40 basis points from 97.6% at September 30, 2023.
(b) Calculated using actual results without rounding.
(c) Occupied rental program sites in Same Property are included in total sites.

SUN COMMUNITIES, INC.
Real Property Operations - UK Same Property Portfolio

The following tables reflect certain financial and other information for our Same Property UK portfolio as of and for the three and nine months ended September 30, 2024 and 2023 (in millions, except for statistical information):

	Three Months Ended			Nine Months Ended
	September 30, 2024	September 30, 2023	% Change(b)	September 30, 2024	September 30, 2023	% Change(b)
Financial Information(a)
Same Property Revenues
Real property (excluding transient)	$26.6	$25.3	5.0%	$76.2	$71.4	6.8%
Real property - transient	23.8	23.5	1.3%	40.0	38.4	4.0%
Total Same Property operating revenues	50.4	48.8	3.2%	116.2	109.8	5.8%
Same Property Expenses
Same Property operating expenses(c)	21.0	18.7	12.2%	56.2	54.1	3.9%
Real Property NOI	$29.4	$30.1	(2.3)%	$60.0	$55.7	7.7%
Other Information
Number of properties	52	52	—	52	52	—
(a) Same Property results for our UK properties reflect constant currency for comparative purposes. British pound sterling figures in the prior comparative period have been translated at the average exchange rate of $1.3009 and $1.2769 USD per GBP, during the three and nine months ended September 30, 2024, respectively.
(b) Percentages are calculated based on unrounded numbers.
(c) We net certain utility revenues (which include utility reimbursement revenues from residents) against related utility expenses in property operating expenses as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Utility revenue netted against related utility expense	$3.9	$3.7	$13.0	$12.9

UK Same Property Summary (in whole units)

	As of
	September 30, 2024	September 30, 2023	Change(a)
Other Information
Number of properties	52	52	—
Sites
UK	16,620	16,540	80
UK Transient	3,350	3,140	210
Occupancy(b)	91.6%	90.5%	1.1%
Monthly base rent per site	$545	$527	$18
(a) Calculated using actual results without rounding.
(b) Adjusting for recently delivered and vacant expansion sites, Same Property adjusted occupancy increased by 120 basis points year over year, to 91.9% at September 30, 2024, from 90.7% at September 30, 2023.

SUN COMMUNITIES, INC.
For the three months ended September 30, 2024 and 2023:

•The MH segment increase in NOI of $7.9 million, or 5.3%, when compared to the same period in 2023 is primarily due to an increase in Real property (excluding transient) revenue of $13.2 million, or 6.5%. Real property (excluding transient) revenue increased primarily due to a 5.9% increase in monthly base rent.

•The RV segment decrease in NOI of $8.0 million, or 6.9%, when compared to the same period in 2023 is primarily due to a decrease in Real property transient revenue of $11.8 million, or 10.4%, and an increase in Same property operating expenses of $3.9 million, or 5.4%, partially offset by an increase in Real property (excluding transient revenue) of $7.7 million, or 10.3%. The increase in Same Property operating expenses was primarily due to an increase in supplies and repairs expense and other expenses. The increase in Real property (excluding transient) revenue was primarily due to a 6.7% increase in monthly base rent and conversions of transient RV sites to annual RV sites.

•The Marina segment increase in NOI of $2.0 million, or 2.5%, when compared to the same period in 2023 is primarily due to the $5.1 million, or 5.0%, increase in Real property (excluding transient) revenue.

•The UK segment decrease in NOI of $0.7 million, or 2.3%, when compared to the same period in 2023 is primarily due to the $2.3 million, or 12.2%, increase in Same property operating expenses partially offset by $1.3 million, or 5.0%, increase in Real property (excluding transient) revenue. The increase in Same Property operating expenses was due to increases in payroll wages and utility expenses, net of rebills. The increase in Real property (excluding transient) revenue was primarily due to a 3.4% increase in monthly base rent per site.

For the nine months ended September 30, 2024 and 2023

•The MH segment increase in NOI of $29.3 million, or 6.6%, when compared to the same period in 2023 is primarily due to an increase in Real property (excluding transient) revenue of $41.3 million, or 6.8%. Real property (excluding transient) revenue increased primarily due to a 5.9% increase in monthly base rent.

•The RV segment decrease in NOI of 7.6 million, or 3.2%, when compared to the same period in 2023 is primarily due to a decrease in Real property transient revenue of $24.9 million, or 11.4% partially offset by an increase in Real property (excluding transient) revenue of $22.7 million, or 11.4%. The increase in Real property (excluding transient) revenue was primarily due to a 6.7% increase in monthly base rent and conversions of transient RV sites to annual RV sites. The decrease in Real property transient revenue was primarily due to transient to annual RV site conversions.

•The Marina segment increase in NOI of $9.6 million, or 5.0%, when compared to the same period in 2023 is primarily due to the $15.1 million, or 5.7%, increase in Real property (excluding transient) revenue.

•The UK segment increase in NOI of $4.3 million, or 7.7%, when compared to the same period in 2023 is primarily due to the $4.8 million, or 6.8%, increase in Real property (excluding transient) revenue, partially offset by an increase of $2.1 million, or 3.9%, in Same property operating expenses.

SUN COMMUNITIES, INC.
Home Sales Summary

We sell new and pre-owned homes to current and prospective residents and customers in our communities. This inventory is purchased from manufacturers, lenders, dealers, former residents or customers.

The following table reflects certain financial and statistical information for our home sales program for the three and nine months ended September 30, 2024 and 2023 (in millions, except for average selling price and statistical information):

	Three Months Ended				Nine Months Ended
	September 30, 2024	September 30, 2023	Change	% Change	September 30, 2024	September 30, 2023	Change	% Change
MH
Home sales	$47.0	$62.4	$(15.4)	(24.7)%	$138.0	$171.9	$(33.9)	(19.7)%
Home cost and selling expenses	38.2	49.5	(11.3)	(22.8)%	109.4	131.5	(22.1)	(16.8)%
NOI	$8.8	$12.9	$(4.1)	(31.8)%	$28.6	$40.4	$(11.8)	(29.2)%
NOI margin %	18.7%	20.7%	(2.0)%		20.7%	23.5%	(2.8)%

UK
Home sales	$58.3	$55.4	$2.9	5.2%	$143.7	$154.8	$(11.1)	(7.2)%
Home cost and selling expenses	36.1	35.0	1.1	3.1%	93.6	102.0	(8.4)	(8.2)%
NOI	$22.2	$20.4	$1.8	8.8%	$50.1	$52.8	$(2.7)	(5.1)%
NOI margin %	38.1%	36.8%	1.3%		34.9%	34.1%	0.8%

Total
Home sales	$105.3	$117.8	$(12.5)	(10.6)%	$281.7	$326.7	$(45.0)	(13.8)%
Home cost and selling expenses	74.3	84.5	(10.2)	(12.1)%	203.0	233.5	(30.5)	(13.1)%
NOI	$31.0	$33.3	$(2.3)	(6.9)%	$78.7	$93.2	$(14.5)	(15.6)%
NOI margin %	29.4%	28.3%	1.1%		27.9%	28.5%	(0.6)%

Units Sold:
MH	557	636	(79)	(12.4)%	1,507	1,909	(402)	(21.1)%
UK	936	884	52	5.9%	2,344	2,310	34	1.5%
Total home sales	1,493	1,520	(27)	(1.8)%	3,851	4,219	(368)	(8.7)%

Average Selling Price:
MH	$84,381	$98,113	$(13,732)	(14.0)%	$91,573	$90,047	$1,526	1.7%
UK	$62,286	$62,670	$(384)	(0.6)%	$61,305	$67,013	$(5,708)	(8.5)%

NOI - MH
For the three months ended September 30, 2024, the 31.8% decrease in NOI is primarily driven by a 12.4% decrease in total home sales volume as compared to the same period in 2023, primarily driven by the impact of Hurricane Helene on volumes in the southeast region of the U.S., and fewer available sites in conjunction with reduced expansion and development activity, as well as a 14.0% decrease in average selling price.

For the nine months ended September 30, 2024, the 29.2% decrease in NOI is primarily driven by a 21.1% decrease in total home sales volume as compared to the same period in 2023, partially offset by a 1.7% increase in average selling price.

NOI - UK
For the three months ended September 30, 2024, the 8.8% increase in NOI is primarily driven by a 5.9% increase in total home sales volume, partially offset by a 0.6% decrease in average selling price.

For the nine months ended September 30, 2024, the 5.1% decrease in NOI is primarily driven by an 8.5% decrease in average selling price as compared to the same period in 2023.

SUN COMMUNITIES, INC.
Other Items - Statements of Operations(1)

The following table summarizes other income and expenses for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2024	September 30, 2023	Change	% Change	September 30, 2024	September 30, 2023	Change	% Change
		As Restated				As Restated
Service, retail, dining and entertainment, net	$22.9	$32.1	$(9.2)	(28.7)%	$47.6	$60.7	$(13.1)	(21.6)%
Interest income	$5.5	$15.2	$(9.7)	(63.8)%	$15.4	$40.6	$(25.2)	(62.1)%
Brokerage commissions and other, net	$8.8	$26.0	$(17.2)	(66.2)%	$23.0	$45.3	$(22.3)	(49.2)%
General and administrative expense	$74.8	$67.0	$7.8	11.6%	$218.6	$193.8	$24.8	12.8%
Catastrophic event-related charges, net	$0.9	$(3.1)	$4.0	N/M	$10.4	$(2.2)	$12.6	N/M
Business combinations	$0.2	$—	$0.2	N/A	$0.4	$3.0	$(2.6)	(86.7)%
Depreciation and amortization	$172.4	$162.6	$9.8	6.0%	$510.5	$482.3	$28.2	5.8%
Asset impairments	$0.2	$1.2	$(1.0)	(83.3)%	$32.5	$10.1	$22.4	221.8%
Goodwill impairment	$—	$44.8	$(44.8)	(100.0)%	$—	$369.9	$(369.9)	(100.0)%
Loss on extinguishment of debt	$0.8	$—	$0.8	N/A	$1.4	$—	$1.4	N/A
Interest expense	$87.7	$84.1	$3.6	4.3%	$267.2	$239.9	$27.3	11.4%
Interest on mandatorily redeemable preferred OP units / equity	$—	$0.8	$(0.8)	(100.0)%	$—	$2.7	$(2.7)	(100.0)%
Gain / (loss) on remeasurement of marketable securities	$—	$6.1	$(6.1)	(100.0)%	$—	$(8.0)	$8.0	(100.0)%
Loss on foreign currency exchanges	$(4.5)	$(6.5)	$2.0	(30.8)%	$(6.2)	$(6.5)	$0.3	(4.6)%
Gain / (loss) on dispositions of properties	$178.7	$(0.7)	$179.4	N/M	$186.6	$(2.9)	$189.5	N/M
Other income / (expense), net	$(0.8)	$(3.7)	$2.9	(78.4)%	$5.6	$(5.5)	$11.1	N/M
Gain / (loss) on remeasurement of notes receivable	$0.1	$(1.3)	$1.4	N/M	$(1.0)	$(3.1)	$2.1	(67.7)%
Income from nonconsolidated affiliates	$2.1	$1.4	$0.7	50.0%	$6.5	$0.5	$6.0	N/M
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates	$1.2	$—	$1.2	N/A	$6.5	$(4.5)	$11.0	N/M
Current tax benefit / (expense)	$0.9	$(4.6)	$5.5	N/M	$(6.5)	$(13.9)	$7.4	(53.2)%
Deferred tax benefit	$7.1	$2.3	$4.8	208.7%	$16.5	$14.6	$1.9	13.0%
Preferred return to preferred OP units / equity interests	$3.2	$3.4	$(0.2)	(5.9)%	$9.6	$9.0	$0.6	6.7%
Income / (loss) attributable to noncontrolling interests	$13.3	$12.1	$1.2	9.9%	$15.1	$(1.5)	$16.6	N/M
(1)Only items determined by management to be material, of interest, or unique to the periods disclosed above are explained below.
N/M = Percentage change is not meaningful. N/A = Not applicable.

Service, retail, dining and entertainment, net - for the three and nine months ended September 30, 2024, decreased primarily due to lower transient demand in the RV and Marina segments leading to a reduction in revenue generation from service, retail, dining and entertainment activities, as well as increased costs related to service and retail activities in our Marina segment.

Interest income - for the three and nine months ended September 30, 2024, decreased primarily due to having a lower receivable balance outstanding with real estate operators than during the same period in 2023. Refer to Note 4, "Notes and Other Receivables," in our accompanying Consolidated Financial Statements for additional information.

Brokerage commissions and other, net - for the three and nine months ended September 30, 2024, decreased primarily due to a decrease in business interruption insurance recoveries recognized in 2024 as compared to the same period in 2023, a decrease in the number of brokered home sales reducing total brokerage commissions as compared to the same period in 2023, and a decrease in dividend income as a result of the sale of our publicly traded marketable securities in Ingenia in 2023. Refer to Note 17, "Commitments and Contingencies" in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.
General and administrative expense - for the three and nine months ended September 30, 2024, increased primarily due to a charge of $8.9 million to write off a receivable balance related to expected insurance proceeds from a litigation matter, non-recurring transaction costs related to the settlement of a loan provided to a real estate operator, and increased expenses related to consulting fees and ERP system implementation costs as compared to the same periods in 2023.

Catastrophic event-related charges, net - for the three and nine months ended September 30, 2024, increased primarily due to charges of $3.9 million for impaired assets and storm-related damages at two MH communities, three RV communities, and nine marinas due to Hurricane Helene, and incremental asset impairment and debris removal charges, net of insurance recoveries, of $5.6 million driven by flooding at an RV community in New Hampshire.

Asset impairments - for the nine months ended September 30, 2024, increased due to asset impairment charges related to non-continuing expansion and development properties as well as the write off of other financial assets within our MH and UK segments in 2024. Refer to Note 16, "Fair Value Measurements," in our accompanying Consolidated Financial Statements for additional information.

Goodwill impairment - for the three and nine months ended September 30, 2024, there were no goodwill impairment charges, as compared to charges of $44.8 million and $369.9 million driven by a decline in the fair value of the UK reporting segment during the same periods in 2023. Refer to Note 6, "Goodwill and Other Intangible Assets," in our accompanying Consolidated Financial Statements for additional information.

Interest expense - for the nine months ended September 30, 2024, increased due to a higher debt balance and higher weighted average interest rate as compared to the same periods in 2023. Refer to Note 9, "Debt and Line of Credit," of our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on remeasurement of marketable securities - for the three and nine months ended September 30, 2024, was zero due to the sale of our publicly traded marketable securities in Ingenia in 2023, as compared to a gain of $6.1 million and loss of $8.0 million during the same periods in 2023, respectively.

Gain / (loss) on dispositions of properties - for the three and nine months ended September 30, 2024, was a gain of $178.7 million and $186.6 million on the sale of 11 properties, respectively, as compared to a loss of $0.7 million and $2.9 million on the sale of two land parcels and one MH property during the same periods in 2023, respectively. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

Other income / (expense), net - for the three months ended September 30, 2024, was an expense $0.8 million as compared to an expense of $3.7 million during the same period in 2023, primarily due to higher long-term lease termination expenses during the prior period. For the nine months ended September 30, 2024, Other income / (expense), net was a gain of $5.6 million, as compared to an expense of $5.5 million during the same period in 2023, primarily due to a litigation settlement gain of $10.3 million related to our Marina segment in 2024, as compared to higher long-term lease termination expenses during the same period in 2023.

Income from nonconsolidated affiliates - for the nine months ended September 30, 2024, increased primarily due to the improved performance of our nonconsolidated affiliates, primarily driven by the Sungenia joint venture. Refer to Note 7, "Investments in Nonconsolidated Affiliates," in our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on remeasurement of investment in nonconsolidated affiliates - for the nine months ended September 30, 2024, was a gain of $6.5 million as compared to a loss of $4.5 million during the same period in 2023 due to the fluctuation in the fair value of a notes receivable portfolio held at our GTSC joint venture. Refer to Note 7, "Investments in Nonconsolidated Affiliates," in our accompanying Consolidated Financial Statements for additional information.

Current tax benefit / (expense) - for the three and nine months ended September 30, 2024 was a benefit of $0.9 million and expense of $6.5 million, respectively, compared to an expense of $4.6 million and $13.9 million, respectively, during the same periods in 2023, primarily due to tax planning efforts at our UK operations in 2024 and taxes accrued in the UK in 2023 driven by property dispositions.

Deferred tax benefit - for the three months ended September 30, 2024, increased primarily due to timing differences for book and tax purposes at our UK and Canadian operations. Refer to Note 13, "Income Taxes," in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.
RECONCILIATION OF NET INCOME / (LOSS) ATTRIBUTABLE TO SUI COMMON SHAREHOLDERS TO FFO

The following table reconciles Net income / (loss) attributable to SUI common shareholders to FFO for the three and nine months ended September 30, 2024 and 2023 (in millions, except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
		As Restated		As Restated
Net Income / (Loss) Attributable to SUI Common Shareholders	$288.7	$120.1	$313.4	$(132.4)
Adjustments
Depreciation and amortization	171.6	162.2	508.1	480.5
Depreciation on nonconsolidated affiliates	0.1	0.1	0.3	0.2
Asset impairments	0.2	1.2	32.5	10.1
Goodwill impairment	—	44.8	—	369.9
(Gain) / loss on remeasurement of marketable securities	—	(6.1)	—	8.0
(Gain) / loss on remeasurement of investment in nonconsolidated affiliates	(1.2)	—	(6.5)	4.5
(Gain) / loss on remeasurement of notes receivable	(0.1)	1.3	1.0	3.1
(Gain) / loss on dispositions of properties, including tax effect	(181.4)	0.7	(188.5)	5.0
Add: Returns on preferred OP units	—	2.3	1.0	8.7
Add: Income / (loss) attributable to noncontrolling interests	1.1	11.5	10.1	(1.5)
Gain on disposition of assets, net	(7.1)	(10.5)	(21.1)	(29.0)
FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities(1)	$271.9	$327.6	$650.3	$727.1

Adjustments
Business combination expense	0.2	—	0.4	3.0
Acquisition and other transaction costs(2)	2.9	4.2	15.9	12.6
Loss on extinguishment of debt	0.8	—	1.4	—
Catastrophic event-related charges, net	0.9	(3.1)	10.4	(2.2)
Loss of earnings - catastrophic event-related charges, net(3)	5.9	(6.1)	11.5	4.9
Loss on foreign currency exchanges	4.5	6.5	6.2	6.5
Other adjustments, net(4)	3.7	1.1	(9.2)	(9.6)
Core FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities(1)	$290.8	$330.2	$686.9	$742.3

Weighted Average Common Shares Outstanding - Diluted	124.2	128.4	127.3	128.8

FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities Per Share	$2.19	$2.55	$5.11	$5.64

Core FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities Per Share	$2.34	$2.57	$5.39	$5.76
(1)Excludes the effect of certain anti-dilutive convertible securities.
(2)These costs represent (i) nonrecurring integration expenses associated with acquisitions during the three and nine months ended September 30, 2024, and 2023, (ii) costs associated with potential acquisitions that will not close, (iii) expenses incurred to bring recently acquired properties up to our operating standards, including items such as tree trimming and painting costs that do not meet our capitalization policy.
(3)Loss of earnings - catastrophic event-related charges, net include the following:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Hurricane Ian - three Fort Myers, Florida RV communities impaired
Estimated loss of earnings in excess of the applicable business interruption deductible	$4.6	$6.3	$15.2	$16.8
Insurance recoveries realized for previously estimated loss of earnings	—	(11.8)	(5.0)	(11.8)
Hurricane Irma - three Florida Keys communities impaired
Estimated loss of earnings in excess of the applicable business interruption deductible	—	—	—	0.5
Reversal of unpaid previously estimated loss of earnings that we do not expect to recover	—	(0.6)	—	(0.6)
Flooding event - estimated loss of earnings at one New Hampshire RV community	1.3	—	1.3	—
Loss of earnings - catastrophic event-related charges, net	$5.9	$(6.1)	$11.5	$4.9
(4)Other adjustments, net relates primarily to (i) an insurance loss recovery charge and ERP implementation expense during the three and nine months ended September 30, 2024, (ii) deferred tax benefit, severance costs, and long-term lease termination expense during the three and nine months ended September 30, 2024 and 2023, and (iii) a litigation settlement gain during the nine months ended September 30, 2024.

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

Given a macroeconomic backdrop of sustained higher interest rates, we intend to prioritize debt reduction as our primary use of free cash flow from our operations and of proceeds from equity issuances and selective capital recycling. In addition, we are reducing our development activity considering the more challenging macroeconomic and capital market environment. Capital spending besides projects that are underway will be solely focused on the most strategic opportunities. We also attempt to manage interest rate risks by using interest rate hedging instruments and by monitoring our overall leverage levels. We engage in certain hedging transactions to limit our exposure from the adverse effects of changes in interest rates on borrowing costs of our loans.

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

During the nine months ended September 30, 2024, we acquired three marinas and three marina expansion assets with an aggregate of 925 wet slips and dry storage spaces for an aggregate purchase price of approximately $63.8 million. In conjunction with two of the marina acquisitions, we issued an aggregate of 262,599 common OP units as part of the consideration transferred. During the same period, we entered into a ground lease that can support one marina with eight wet slips and dry storage spaces.

We have commenced a targeted disposition program to divest non-strategic assets in an effort to simplify management and reduce our overall leverage. During the nine months ended September 30, 2024, we sold 10 MH properties, one UK property, and two development properties with an aggregate of 3,409 sites for a gross sale price of approximately $392.2 million, and received total cash consideration of approximately $287.0 million, net of settlement of the associated mortgage debt of $93.5 million. The net proceeds were used to repay borrowings outstanding under the Senior Credit Facility.

During the nine months ended September 30, 2024, we acquired two land parcels located in the U.S. for an aggregate purchase price of $12.9 million. The parcels can accommodate the potential development of over 1,100 sites. We also acquired one land parcel, previously subject to a ground lease, located in the U.K. for an aggregate purchase price of $9.6 million. We also expanded one of our existing communities by nearly 30 sites and delivered nearly 100 sites at two ground-up development properties.

SUN COMMUNITIES, INC.
We will selectively expand our properties utilizing our inventory of owned and entitled land. We have 18,190 MH and RV sites suitable for future development.

Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional details on acquisitions and dispositions completed to date.

Capital Expenditures (excluding Acquisition Costs)

Our capital expenditures include lot modifications, growth projects, rebranding, acquisition-related capital expenditures, expansion and development construction costs, rental home purchases and recurring capital expenditures.

Our capital expenditure activity is summarized as follows (in millions):

	Nine Months Ended
	September 30, 2024	September 30, 2023
Recurring Capital Expenditures	$89.0	$61.0

Non-Recurring Capital Expenditures and Related Activities
Lot modifications	27.0	41.3
Growth projects	78.6	81.5
Rebranding	3.0	3.9
Capital improvements to recent acquisitions	68.8	168.2
Expansion and development	105.2	232.0
Rental program	121.2	201.4
Other	(3.0)	1.0
Total Non-Recurring Capital Expenditure and Related Activities	400.8	729.3
Total Capital Expenditure and Related Activities	$489.8	$790.3

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

Non-Recurring Capital Expenditures and Related Activities

Lot modifications - consist of expenditures incurred to modify the foundational structures required to set a new home after a previous home has been removed. These expenditures are necessary to create a revenue stream from a new site renter and often improve the quality of the community. Other lot modification expenditures include land improvements added to annual RV sites to aid in the conversion of transient RV guests to annual contracts.

Growth projects - consist of revenue generating or expense reducing activities at the properties. These include, but are not limited to, utility efficiency and renewable energy projects, site, slip or amenity upgrades such as the addition of a garage, shed or boat lift, and other special capital projects that substantiate an incremental rental increase.

Rebranding - includes new signage at our RV communities and the costs of building an RV mobile application and updated website.

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

Cash Flow Activities

Our cash flow activities are summarized as follows (in millions):

	Nine Months Ended
	September 30, 2024	September 30, 2023
Net Cash Provided By Operating Activities	$743.0	$672.9
Net Cash Used For Investing Activities	$(165.6)	$(817.8)
Net Cash Provided By / (Used For) Financing Activities	$(538.9)	$116.3
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$0.6	$0.2

Cash, cash equivalents and restricted cash increased by $39.1 million from $42.7 million as of December 31, 2023, to $81.8 million as of September 30, 2024.

Operating activities - Net cash provided by operating activities increased by $70.1 million to $743.0 million for the nine months ended September 30, 2024, compared to $672.9 million for the nine months ended September 30, 2023. The increase in operating cash flow was primarily due to beneficial changes in inventory, other assets, and other liabilities, and improved Same Property operating performance at our MH properties, marinas, and UK properties, partially offset by reduced operating performance at our RV properties during the nine months ended September 30, 2024 as compared to the corresponding period in 2023.

Our net cash flows provided by operating activities from continuing operations may be adversely impacted by, among other things:

•the market and economic conditions in our current markets generally, and specifically in the metropolitan areas of our current markets;
•lower occupancy and rental rates of our properties;
•substantial increases in insurance premiums;
•increases in other operating costs, such as wage and benefit costs, supplies and repairs, real estate taxes and utilities;
•decreased sales of manufactured homes;
•current volatility in economic conditions and the financial markets; and
•the effects of outbreaks of disease and related restrictions on business operations.

See "Risk Factors" in Part I, Item 1A of our 2023 Annual Report.

Investing activities - Net cash used for investing activities decreased by $652.2 million to $165.6 million for the nine months ended September 30, 2024, compared to $817.8 million for the nine months ended September 30, 2023. The decrease in Net cash used for investing activities was primarily driven by a decrease in cash deployed to invest in existing properties and proceeds received from the disposition of 10 MH properties, one UK property, and two development properties during the nine months ended September 30, 2024 as compared to the corresponding period in 2023. Refer to the Consolidated Statements of Cash Flows for detail on the net cash used for investing activities during the nine months ended September 30, 2024 and 2023. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information on acquisitions and investment activity.

Financing activities - Net cash used for financing activities was $538.9 million for the nine months ended September 30, 2024, compared to net cash provided by financing activities of $116.3 million for the nine months ended September 30, 2023. The change in Net cash provided by / (used for) financing activities was primarily driven by cash disbursed to settle mortgage debt and repay borrowings outstanding under the Senior Credit Facility during the nine months ended September 30, 2024, as compared to the net issuance of debt during the corresponding period in 2023, as part of our strategy to optimize the strength of our balance sheet. Refer to the Consolidated Statements of Cash Flows for detail on the net cash provided by / (used for) financing activities during the nine months ended September 30, 2024 and 2023. Refer to Note 9, "Debt and Line of Credit," in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.
We are exposed to interest rate variability associated with our outstanding floating rate debt and any maturing debt that has to be refinanced. Interest rate movements impact our borrowing costs and, while as of September 30, 2024, approximately 94% of our total debt was fixed rate financing, including the impact of hedge activity, increases in interest costs are likely to adversely affect our financial results.

Equity and Debt Activity

At the Market Offering Sales Agreement

During May 2024, we renewed our 2021 ATM with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock. During the three months ended September 30, 2024, we entered into forward sale agreements with respect to 2,713,571 shares of common stock under the ATM. We completed the physical settlement of these shares for an aggregate gross sales price of $364.3 million and received net proceeds of $361.7 million, or $133.31 per share. The net proceeds were used to repay borrowings outstanding under the Senior Credit Facility. Through September 30, 2024, we had entered into and settled forward sales agreements under the ATM for an aggregate gross sales price of $524.8 million, leaving $725.2 million available for sale under the ATM.

Senior Unsecured Notes

The following table sets forth certain information regarding our outstanding senior unsecured notes (in millions, except for statistical information). All senior unsecured notes include interest payments on a semi-annual basis in arrears.

		Carrying Amount
	Principal Amount	September 30, 2024	December 31, 2023
5.5% notes, issued in January 2024 and due in January 2029(1)	$500.0	$496.0	$—
5.7% notes, issued in January 2023 and due in January 2033	400.0	396.0	395.7
4.2% notes, issued in April 2022 and due in April 2032	600.0	593.0	592.6
2.3% notes, issued in October 2021 and due in November 2028	450.0	447.3	446.8
2.7% notes, issued in June 2021 and October 2021, and due in July 2031	750.0	743.2	742.4
Total	$2,700.0	$2,675.5	$2,177.5
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

Prior to March 2024, the aggregate amount of our Senior Credit Facility was $4.2 billion with the ability to upsize the total borrowings by an additional $800.0 million, subject to certain conditions. The aggregate amount under the Senior Credit Facility consisted of the following: (a) a revolving loan in an amount up to $3.05 billion and (b) a term loan facility of $1.15 billion, with the ability to draw funds from the combined facilities in U.S. dollars, pound sterling, euros, Canadian dollars and Australian dollars, subject to certain limitations. The maturity date of the revolving loan facility is April 7, 2026. At our option that maturity date may be extended two additional six-month periods.

SUN COMMUNITIES, INC.
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

The Senior Credit Facility bears interest at a floating rate based on the Adjusted Term SOFR, the Adjusted Eurocurrency Rate, the Australian BBSY, the Daily SONIA Rate or the CORRA, as applicable, plus a margin, in all cases, which can range from 0.725% to 1.6%, subject to certain adjustments. As of September 30, 2024, the margins based on our credit ratings were 0.85% on the revolving loan facility.

At the lenders' option, the Senior Credit Facility will become immediately due and payable upon an event of default under the Credit Facility Agreement. We had $1.3 billion and $944.1 million of borrowings outstanding under the revolving loan as of September 30, 2024 and December 31, 2023, respectively. The balance is recorded in Unsecured debt on the Consolidated Balance Sheets.

The Senior Credit Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under the Senior Credit Facility, but does reduce the borrowing amount available. We had $11.3 million and $26.2 million of outstanding letters of credit at September 30, 2024 and December 31, 2023, respectively.

Financial Covenants

Pursuant to the terms of the Senior Credit Facility, we are subject to various financial and other covenants. The most restrictive financial covenants for the Senior Credit Facility are as follows:

Covenant	Requirement	As of September 30, 2024
Maximum leverage ratio	<65.0%	32.5%
Minimum fixed charge coverage ratio	>1.40	2.86
Maximum secured leverage ratio	<40.0%	12.4%

In addition, we are required to maintain the following covenants with respect to the senior unsecured notes payable:

Covenant	Requirement	As of September 30, 2024
Total debt to total assets	≤60.0%	38.2%
Secured debt to total assets	≤40.0%	17.7%
Consolidated income available for debt service to debt service	≥1.50	4.10
Unencumbered total asset value to total unsecured debt	≥150.0%	378.7%

As of September 30, 2024, we were in compliance with the above covenants and do not anticipate that we will be unable to meet these covenants in the near term.

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

During the nine months ended September 30, 2024, we entered into five interest rate swap contracts with an aggregate notional value of $150.0 million to hedge interest rate risk associated with a future debt offering.

During the nine months ended September 30, 2024, in connection with the issuance of the 2029 Notes, we settled seven forward swap contracts totaling $255.0 million and paid a net settlement payment of $2.3 million to several counterparties. Refer to Note 15, "Derivative Financial Instruments," in our accompanying Consolidated Financial Statements for additional information.

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

As of September 30, 2024 we had unrestricted cash on hand of $63.6 million, $1.8 billion of remaining capacity on the Senior Credit Facility, and a total of 510 unencumbered MH, RV, marina and UK properties.

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

As of September 30, 2024, our net debt to enterprise value was 28.8% (assuming conversion of all common and preferred OP units to shares of common stock). Our debt has a weighted average interest rate of 4.07% and a weighted average years to maturity of 6.4.

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

GTSC - GTSC maintains a warehouse line of credit with a maximum borrowing capacity of $325.0 million, with an option to increase to $375.0 million subject to the lender's consent. During the three months ended September 30, 2024, at GTSC's election, the maximum borrowing capacity on the line of credit was reduced to $275.0 million. As of September 30, 2024 and December 31, 2023, the aggregate carrying amount of debt, including both our and our partner's share, incurred by GTSC was $268.2 million (of which our proportionate share is $107.3 million), and $261.3 million (of which our proportionate share is $104.5 million), respectively. The debt bears interest at a variable rate based on a Commercial Paper or adjusted SOFR plus a margin ranging from 1.65% to 2.5% per annum and matures on December 15, 2026.

Sungenia JV - Sungenia maintains a debt facility agreement with a maximum borrowing capacity of $54.1 million Australian dollars, or $37.5 million converted at the September 30, 2024 exchange rate. As of September 30, 2024 and December 31, 2023, the aggregate carrying amount of the debt, including both our and our partners' share, incurred by Sungenia JV was $31.4 million (of which our proportionate share is approximately $15.7 million), and $25.2 million (of which our proportionate share is $12.6 million), respectively. The debt bears interest at a variable rate based on the BBSY rate plus a margin ranging from 0.95% to 1.4%, subject to adjustment for additional future commitments, per annum and matures on June 30, 2027.

SUN COMMUNITIES, INC.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains various "forward-looking statements" within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this document that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as "forecasts," "intend," "goal," "estimate," "expect," "project," "projections," "plans," "predicts," "potential," "seeks," "anticipates," "should," "could," "may," "will," "designed to," "foreseeable future," "believe," "scheduled," "guidance," "target" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this document, some of which are beyond our control. These risks and uncertainties and other factors may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under "Risk Factors" in our 2023 Annual Report, and in our other filings with the SEC, from time to time, such risks, uncertainties and other factors include, but are not limited to:

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

Our variable rate debt totaled $432.4 million and $1.4 billion as of September 30, 2024 and 2023, respectively, after adjusting for the impact of hedging in place through the use of interest rate swaps. As of September 30, 2024 and 2023, our variable debt bore interest at the Adjusted Term SOFR, the Adjusted Eurocurrency Rate, the Australian BBSY rate, the Daily SONIA Rate or the CORRA, and the Eurodollar rate or Prime rate plus a margin. If the above rates increased or decreased by 1.0%, our interest expense would have increased or decreased by $6.7 million and $10.4 million for the nine months ended September 30, 2024 and 2023, respectively, based on the $898.0 million and $1.4 billion average balance outstanding under our variable rate debt facilities, respectively. Our variable rate debt, interest expense and average balance outstanding under our variable rate debt facility includes the impact of hedge activity.

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

At September 30, 2024 and December 31, 2023, our shareholder's equity included $888.4 million and $893.9 million from our investments and operations in the United Kingdom, Canada and Australia which collectively represented 11.7% and 12.5% of total shareholder's equity, respectively. Based on our sensitivity analysis, a 10.0% strengthening of the U.S. dollar against the pound sterling, Canadian dollar and Australian dollar would have caused a reduction of $88.8 million and $89.4 million to our total shareholder's equity at September 30, 2024 and December 31, 2023, respectively.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at September 30, 2024. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below. These material weaknesses have not been remediated as of September 30, 2024.

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

Remediation of Material Weaknesses

The Company and its Board of Directors are committed to maintaining a strong internal control environment. Management, with oversight from the Audit Committee of the Board of Directors, has developed, and is implementing, a comprehensive plan to remediate the material weaknesses. Remediation efforts are focused on more rigorous policies and procedures and sufficiency of reviews for the Company's evaluation of impairment for goodwill and long-lived assets. These efforts include enhanced education and training, including continuing professional education related to the evaluation of goodwill and long-lived assets for impairment, development of a continuous process for monitoring, assessment and communication, as well as involvement of additional key stakeholders in reviews.

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

Changes in internal control over financial reporting

During the quarter ended September 30, 2024, we continued to enhance and refine our processes, procedures, and controls in conjunction with the launch and adoption of a new integrated ERP system, which replaced many of our existing core financial systems. The system enhances efficiencies and simplifies our accounting and reporting processes.

Except as discussed in the preceding paragraph and above under "Remediation of Material Weaknesses," there were no changes in internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COMMUNITIES, INC.
PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Legal Proceedings

We are involved in various legal proceedings. Refer to "Legal Proceedings" in Part 1 - Item 1 - Note 17, "Commitments and Contingencies," in our accompanying Notes to the Consolidated Financial Statements.

Environmental Matters

Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed an applied threshold not to exceed $1.0 million. Applying this threshold, there are no environmental matters to disclose for the three months ended September 30, 2024.

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

SUN COMMUNITIES, INC.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Holders of our OP units have converted the following units during the three months ended September 30, 2024:

		Three Months Ended
		September 30, 2024
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)
Common OP units	1.0000	11,313	11,313
Series A-1 preferred OP units	2.4390	14,231	34,705
Series J preferred OP units	0.6061	2,000	1,212
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.

All of the securities described above were issued in private placements in reliance on Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.

Purchases of Equity Securities

The following table summarizes our common stock repurchases during the three months ended September 30, 2024:

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1, 2024 - July 31, 2024	587	$123.03	—	$—
August 1, 2024 - August 31, 2024	178	$131.16	—	$—
September 1, 2024 - September 30, 2024	75	$144.78	—	$—
Total	840	$126.70	—	$—
(a) During the three months ended September 30, 2024, we withheld 840 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.

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

Dated: November 7, 2024	By:	/s/ Fernando Castro-Caratini
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)