Form 10-K
period 2024-12-31
SUN COMMUNITIES INC
filed 2025-02-28
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the Registrant's stock held by non-affiliates of the Registrant was $14,832,747,260 (computed by reference to the closing sales price of the Registrant's common stock as of June 30, 2024). For this computation, the Registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

Number of shares of Common Stock, $0.01 par value per share, outstanding as of February 21, 2025: 127,378,160

Documents Incorporated By Reference

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by Part III is incorporated by reference to the Registrant's proxy statement to be filed pursuant to Regulation 14A, with respect to the Registrant's 2025 annual meeting of shareholders.

SUN COMMUNITIES, INC.

SUN COMMUNITIES, INC.
PART I

ITEM 1. BUSINESS

GENERAL OVERVIEW

Sun Communities, Inc., and all wholly-owned or majority-owned and controlled subsidiaries, including Sun Communities Operating Limited Partnership, a Michigan limited partnership (the "Operating Partnership"), Sun Home Services, Inc. ("SHS"), Safe Harbor Marinas, LLC ("Safe Harbor"), and our Park Holidays subsidiaries and the other entities through which we operate our business in the United Kingdom ("UK") are referred to herein as the "Company," "SUI," "us," "we," or "our."

We are a fully integrated real estate investment trust ("REIT"). We own manufactured housing ("MH") and recreational vehicle ("RV") communities and marinas in the United States ("U.S."), Canada, and the UK (marinas and, together with MH and RV, the "properties"). We self-administer, self-manage, operate or hold an interest in, and develop the majority of our properties, and a select number of our communities are operated by independent third party contractors on our behalf under management agreements. Others are operated by lessees under ground lease arrangements. Together with our affiliates and predecessors, we have been in the business of operating, acquiring, developing, and expanding MH and RV communities since 1975, marinas since 2020, and communities in the UK since 2022.

For our MH and RV businesses, we lease individual parcels of land, or sites, with utility access for the placement of manufactured homes and RVs to our MH and RV customers. Our MH communities are designed to offer affordable housing to individuals and families, while also providing certain amenities. Our RV communities are designed to offer affordable vacation opportunities to individuals and families complemented by a diverse selection of high-quality amenities. Through SHS, a taxable REIT subsidiary, we market, sell, and lease new and pre-owned homes to current and future residents in our MH and RV communities. The operations of SHS support and enhance our occupancy levels, property performance, and cash flows.

The majority of our marinas are concentrated in coastal regions and offer wet slip and dry storage space leases, end-to-end service (such as routine maintenance, repair, and winterization), fuel sales, and other high-end amenities. These services and amenities offer convenience and resort-quality experiences to our members and guests.

In the UK, our communities are referred to as "holiday parks" and are located predominantly at irreplaceable seaside destinations in the south of England. We sell homes to holiday homeowners who lease a pitch at one of our properties through a site fee license arrangement. In addition, we sell new and pre-owned homes to current and prospective customers. We also provide vacation opportunities to individuals and families complemented by high-quality amenities.

As of December 31, 2024, we owned and operated, directly or indirectly, or had an interest in, a portfolio of 645 developed properties located in the U.S., Canada, and the UK, including 288 MH communities, 166 RV communities, 138 marinas, and 53 UK communities. As of December 31, 2024, the properties contained an aggregate of 225,150 developed sites comprised of 97,430 developed MH sites, 32,100 annual RV sites (inclusive of both annual and seasonal usage rights), 24,830 transient RV sites, 17,690 UK annual sites, 4,340 UK transient RV sites, and 48,760 wet slips and dry storage spaces. Additionally, we own or control land to support developing and expanding nearly 16,570 additional MH and RV sites suitable for development.

Our executive and principal property management office is located at 27777 Franklin Road, Suite 300, Southfield, Michigan 48034 and our telephone number is (248) 208-2500. We also have principal offices in Dallas, Texas, and in Bexhill-on-Sea, East Sussex, UK. We have regional property management offices throughout the U.S. We employed an aggregate of 6,590 full and part time employees as of December 31, 2024.

Our website address is www.suninc.com and we make available, free of charge, on or through our website all of our periodic reports, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and current reports on Form 8-K, as soon as reasonably practicable after we file such reports with the SEC. Additionally, the SEC maintains a website at https://www.sec.gov, that contains reports, proxy information statements, and other information about us.

SUN COMMUNITIES, INC.
SAFE HARBOR SALE

On February 24, 2025, we entered into a purchase agreement (the "Purchase Agreement") to sell Safe Harbor for an aggregate purchase price of approximately $5.65 billion, subject to certain adjustments (the "Safe Harbor Sale"). While the Safe Harbor Sale is anticipated to close in the second quarter of 2025, it may not be completed on the anticipated timeline, or at all. The closing of the Safe Harbor Sale is subject to the satisfaction or waiver of certain customary conditions to closing, including: (i) all applicable waiting periods (and any extensions thereof) required under the HSR Act shall have expired or been terminated, and (ii) the absence of any law, order, injunction or ruling issued by a court or other governmental authority permanently restraining, enjoining or making illegal the Safe Harbor Sale. Each party's obligation to consummate the Safe Harbor Sale is also conditioned upon the accuracy of the other party's representations and warranties (generally subject, other than for certain fundamental representations and warranties, to a material adverse effect standard) and the other party's having performed in all material respects its obligations under the Purchase Agreement. The transfer of subsidiaries owning approximately 25 of Safe Harbor's properties (the "Delayed Consent Subsidiaries") with an aggregate agreed value of up to approximately $769 million is further subject to the receipt of certain third-party consents and the Delayed Consent Subsidiaries therefore may be transferred in one or more subsequent closings, and is subject to certain conditions to closing.

The Purchase Agreement also contains certain customary termination rights for the parties, including mutual consent of the parties or, subject to certain conditions, by either us or the buyer, if the closing of the Safe Harbor Sale has not occurred prior to August 24, 2025, or if a governmental authority has issued a final, non-appealable order permanently restraining, enjoining, preventing, or otherwise prohibiting, or making illegal, the consummation of the Safe Harbor Sale. The Purchase Agreement may also be terminated by either party if, subject to certain conditions, the other party is in breach of the Purchase Agreement and such breach would prevent the satisfaction of its closing conditions and is incapable of or has not been cured within a given time period, or if a party fails to close following the satisfaction of the closing conditions, subject to certain limitations. In the following circumstances further described in the Purchase Agreement, in connection with the termination of the Purchase Agreement, the buyer will be required to pay us a termination fee (the "Buyer Termination Fee") of $565 million upon termination of the Purchase Agreement, which circumstances are (i) if we terminate the Purchase Agreement as a result of an uncured material breach of the Purchase Agreement by the buyer, or (ii) as a result of the buyer's failure to close when otherwise obligated pursuant to the Purchase Agreement.

Refer to Part I, Item 1A, "Risk Factors – Risks Related to the Safe Harbor Sale" and Note 20, "Subsequent Events," in our accompanying Consolidated Financial Statements.

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

SUN COMMUNITIES, INC.
As of December 31, 2024, we owned 95.4% of all of the OP Units and the limited partners of the Operating Partnership own the rest. The following table sets forth:

•The various series of OP units and the number of units of each series outstanding as of December 31, 2024;
•The relative ranking of the various series of OP units with respect to rights to the payment of distributions and the distribution of assets in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Operating Partnership;
•The number of shares of our common stock issuable upon the exchange, directly or indirectly, of each OP unit of the applicable series;
•The annual distribution rate on each series of OP units; and
•Information regarding the terms of redemption rights for each series of OP units, as applicable.

Ranking	Description	OP Units Outstanding at December 31, 2024	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption(3)	Redemption Period
1	Series A-1 preferred OP units	176,797	2.4390	6.0%	N/A	N/A
2	Series C preferred OP units	296,745	1.1100	5.0%	N/A	N/A
3	Series D preferred OP units	488,958	0.8000	4.0%	Holder's Option	Any time
4	Series E preferred OP units	80,000	0.6897	5.5%	N/A	N/A
5	Series F preferred OP units	90,000	0.6250	3.0%	Holder's Option	Any time after earlier of May 14, 2025 or death of holder
6	Series G preferred OP units	205,812	0.6452	3.2%	Holder's Option	Any time after earlier of September 30, 2025 or death of holder
7	Series H preferred OP units	581,229	0.6098	3.0%	Holder's Option	Any time after earlier of October 30, 2025 or death of holder
8	Series J preferred OP units	236,000	0.6061	2.85%	Holder's Option	During the 30-day period following a change of control of the Company or any time after April 21, 2026
9	Series K preferred OP units	1,000,000	0.5882(4)	4.0%	Holder's Option	Within 60 days after March 23, 2028
10	Series L preferred OP units	20,000	0.6250(5)	3.5%	N/A	N/A
11	Series A-3 preferred OP units	40,268	1.8605	4.5%	N/A	N/A
12	Common OP units	130,342,563(6)	1.0000	Same distribution rate for common stock and common OP units	N/A	N/A
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
(6)Of the 130,342,563 Common OP units, 127,436,693 or 97.8% were held by us, and 2,905,870 or 2.2% were owned by various limited partners.

SUN COMMUNITIES, INC.
REAL PROPERTY OPERATIONS AND COMPETITION

MH and RV Segments

An MH community is a residential subdivision with sites for the placement of manufactured homes, related improvements, and amenities. Our MH communities are designed to offer affordable housing to individuals and families, while also providing certain amenities. Manufactured homes are detached single-family homes that are produced off-site by manufacturers and installed on site within the community. Manufactured homes are available in a wide array of designs, providing owners with a level of customization generally unavailable in multi-family housing complexes. Modern MH communities contain improvements similar to other garden-style residential developments, including centralized entrances, paved streets, curbs, gutters, and parkways. In addition, these communities also often provide a number of amenities, such as a clubhouse, swimming pools, basketball courts, shuffleboard courts, tennis courts, and laundry facilities.

An RV community is a resort with sites for the placement of RVs for varied lengths of time. RV communities may also provide vacation rental homes and may include amenities such as restaurants, golf courses, swimming pools, water parks, tennis courts, fitness centers, planned activities, and spacious social facilities. We operate the majority of our RV communities under the "Sun Outdoors" brand, which we believe supports our competitive advantage in the outdoor market. Sun Outdoors offers RV sites, vacation rentals, and tent camping with world-class amenities, primarily in the U.S.

Renters at our MH and RV communities lease the site on which a manufactured home, RV or vacation rental home is located. We typically own the underlying land, utility connections, streets, lighting, driveways, common area amenities, and other capital improvements and are responsible for enforcement of community guidelines and maintenance. In certain MH and RV communities, we do not own all of the underlying land and operate the communities pursuant to contractual ground lease arrangements. Certain communities provide water and sewer service through public or private utility companies, while other communities provide these services to residents from on-site facilities. Each owner of a home within our properties is responsible for the maintenance of the home and leased site. As a result, our capital expenditure needs tend to be less significant relative to multi-family rental apartment complexes.

We compete with other MH and RV communities and alternative forms of housing (such as on-site constructed homes, apartments, condominiums and townhouses) as they provide housing alternatives to potential tenants of MH and RV communities.

Marina Segment

A marina is a specially-designed harbor that can be located on oceans, lakes, bays or rivers, and typically includes dry storage systems that provide storage solutions for the placement of vessels ranging in size from small boats to super yachts for varied lengths of time. Dry storage systems also allow for the required maintenance of the vessels that we store. Marinas also provide ancillary services, such as fuel stations, ship stores, restaurants, swimming pools, cabin, and lodging rentals, boat rentals, tennis courts, fitness centers, shower and laundry facilities, planned activities, and other services to create a robust member experience.

Renters at our marinas lease the wet slip or dry storage space on which a vessel is stored. We typically own the underlying land, building improvements, dock improvements, site improvements, and other on-site amenity structures. Because we own the facilities and improvements on the land or submerged land at those marinas, we are responsible for the capital improvements and maintenance. In certain marinas, we do not own all of the underlying land and operate the marinas pursuant to ground leases.

We compete with other available marinas in the U.S. Through the marketing and leasing of wet slips and dry storage spaces, we have approximately 49,000 members throughout the marina network as of December 31, 2024.

UK Segment

In the UK, we sell homes to holiday homeowners who lease a pitch at one of our properties through a site fee license arrangement. In addition, we sell new and pre-owned homes to current and prospective customers. We also provide vacation opportunities to individuals and families complemented by high-quality amenities. The holiday park industry in the UK is highly fragmented.

SUN COMMUNITIES, INC.
PROPERTY MANAGEMENT

Our property management strategy emphasizes intensive, detail-oriented, hands-on management by dedicated, on-site MH, RV, and UK community managers as well as marina managers. We believe our focus on creating an exceptional resident, guest, and member experience creates a competitive advantage. It enables us to continually monitor and address concerns, the performance of competitive properties and local market conditions. As of December 31, 2024, of our 6,590 employees, 1,286 were located on-site as property managers, and of those, 99.4% were full-time employees. We also selectively utilize third-party managers to oversee the operations at certain of our RV properties to further enhance the efficiency of our property management strategy. As of December 31, 2024, approximately 49 of our RV properties were managed by third-party managers.

Our MH and RV property managers in the U.S. and Canada are overseen by our Chief Operating Officer ("COO"), and a team of Senior Vice Presidents, Divisional Vice Presidents, and Regional Vice Presidents. Each Regional Vice President typically oversees nine to 15 properties and is responsible for regular property inspections, oversight of property operations and sales functions, semi-annual market surveys of competitive communities, and interaction with local manufactured home dealers. Each property manager performs regular inspections in order to monitor the physical condition of properties and to effectively address tenant concerns. In addition to an on-site manager, each district or property has on-site maintenance personnel and management support staff. We hold mandatory training sessions for all new property management personnel to ensure that policies and procedures are executed effectively and professionally. All of our property management personnel participate in on-going training to ensure that changes to policies and procedures are implemented consistently. Our internal training program has led to increased knowledge and accountability for daily operations and policies and procedures.

Our marina business is overseen by a Chief Executive Officer ("CEO") of Safe Harbor and a team consisting of Executive Vice Presidents of Operations, Senior Vice Presidents of Operations, and Regional Vice Presidents who are responsible for regular marina inspections and oversight of operations.

Our UK business is overseen by the CEO of Park Holidays, a COO, and several Regional Operations Directors who are responsible for all on-site operations in the UK.

HOME SALES AND RENTALS

We market, sell, and lease new and pre-owned homes to current and future residents in our MH and RV communities through SHS in the U.S., and to current and future holiday homeowners through our subsidiaries in the UK. Because tenants and holiday homeowners often purchase a home already on-site within a community, the services SHS and our UK subsidiaries provide enhance occupancy and property performance. Additionally, because many of the homes on the properties are sold through SHS and Park Holidays, better control of home quality in our communities can be maintained than if sales services were conducted solely through third-party brokers.

SHS also leases homes to prospective tenants. As of December 31, 2024, SHS's portfolio consists of over 11,210 occupied leased homes. New and pre-owned homes are purchased for our Rental Program. Leases associated with our Rental Program generally have a term of one year. The Rental Program requires management of costs associated with repair and refurbishment of these homes as the tenants vacate and the homes are re-leased. In 2024, we received over 36,600 applications to live in our MH and RV properties, providing a significant "resident onboarding" system that allows us to market the purchase of a home to qualified applicants. Through our Rental Program, we demonstrate our product and lifestyle to the renters, while monitoring their payment history and converting qualified renters to owners.

Park Holidays also rents homes for short-stays to allow people to experience the community park and facilities. Their short-stay experiences may, in turn, lead guests to ultimately purchase a home in a Park Holidays community. Holiday makers drive the pipeline for future home sales opportunities.

Our home sales and leasing operations compete with other national, and local MH dealers and MH community owners in the U.S. and other holiday park owners in the UK.

SUN COMMUNITIES, INC.
SITE LEASES OR USAGE RIGHTS

Typical tenant leases for MH sites in the U.S. are year-to-year or month-to-month, renewable upon the consent of both parties, or, in some instances, as provided by statute. Certain of our leases, mainly at our Florida and California properties, are tied to the consumer price index or other indices as they relate to rent increases. Generally, market rate adjustments are made on an annual basis. These leases are cancellable for non-payment of rent, violation of community rules and regulations, or other specified defaults. During the five calendar years ended December 31, 2024, on average less than 1.0% of the homes in our MH communities have been removed by their owners and 5.7% of the homes have been sold by their owners to a new owner who then assumes rental obligations as a community resident. During the three years ended December 31, 2024, on average, our residents remain in our communities for approximately 19 years.

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

ACQUISITION AND DISPOSITION STRATEGY

From 2010 through 2022, a large component of our growth was driven by acquisitions as we opportunistically purchased high-quality MH, RV, marina, and UK properties. With the benefit of our expanded portfolio, beginning in 2023, we shifted our strategy toward optimizing the value of our existing businesses through achieving strong rental rate growth and operating efficiencies, while still pursuing select new acquisition and expansion opportunities. This strategy continued in 2024 as we determined to divest non-strategic assets and focus on simplification of our operations and capital structure.

During the year ended December 31, 2024, we sold 10 MH properties, 13 RV properties, two UK properties, and three MH development properties with an aggregate of 6,526 sites for a gross sale price of approximately $476.8 million, and received total cash consideration of approximately $326.7 million, net of settlement of the associated mortgage debt of $93.5 million. We also selectively acquired three marinas and three marina expansion assets with an aggregate of 925 wet slips and dry storage spaces for an aggregate purchase price of approximately $63.8 million.

REGULATIONS AND INSURANCE

General

MH, RV, marina, and UK properties are subject to various laws, ordinances, and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses, and other common areas. Each property has the necessary operating permits and approvals.

Insurance

With increased insurance claims across the industry and other market conditions, it has been more difficult to obtain insurance, in particular property insurance covering named windstorms, business interruption, flood, and earthquake insurance. With fewer insurers willing to provide policies, and policies increasingly including lower coverage limits, higher deductibles, and higher premiums, we have changed our insurance purchasing philosophy and strategy resulting in us self-insuring a greater risk to offset insurance market fluctuations. Our management believes that the properties are covered by adequate comprehensive liability, fire, property, business interruption, general liability, and (where appropriate) flood and earthquake insurance through a combination of our self-insurance partially covering our risk and insurance provided by reputable companies with commercially reasonable deductibles and limits. We maintain a blanket policy that covers all of our properties. We have obtained title insurance insuring fee title to the properties in an aggregate amount which we believe to be adequate. Claims made to our insurance carriers that are determined to be recoverable are classified in other receivables as incurred.

SUN COMMUNITIES, INC.
HUMAN CAPITAL

Human capital management is key to our success and focuses on employee retention and talent development practices. We are committed to building a culture that inspires and supports the growth of our employees, serves our communities, and shapes a more competitive business.

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

We believe we are a stronger organization when our workforce represents a broad range of ideas and experiences. As of December 31, 2024, 39% of our employees were female, 26% of our employees (excluding those in Canada and the UK) were racially or ethnically diverse, and 43% of our employees were aged 50 years and older, with approximately 10% being aged 60 years and older.

Training and Resources

We offer training and resources on cybersecurity, fair housing and anti-discrimination laws and regulation, sexual harassment and discrimination, and leadership development. We are committed to providing a total compensation package that is market-based, performance driven, fair, and internally equitable. We conduct ongoing pay equity analyses to ensure that our employees are compensated fairly. Our goal is to be competitive both within the general employment market as well as with our competitors in the real estate industry.

Our Code of Conduct and Business Ethics is grounded in our commitment to do the right thing. It serves as the foundation for our approach to ethics and compliance. Our anti-corruption compliance program is focused on conducting business in a fair, ethical, and legal manner. We do not tolerate harassing, discriminatory or retaliatory conduct, as such conduct is inconsistent with our policies, practices, and philosophy.

We actively seek opportunities to minimize health, safety, and environmental risks to our team members, residents, and customers we serve in our communities by utilizing safe operating procedures in compliance with safety and health laws, providing ongoing role appropriate training, conducting regular inspections and reviews, and providing the appropriate tools and safeguards for accident prevention and risk management.

SUN COMMUNITIES, INC.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains various "forward-looking statements" within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this document that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments, and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as "forecasts," "intend," "goal," "estimate," "expect," "project," "projections," "plans," "predicts," "potential," "seeks," "anticipates," "should," "could," "may," "will," "designed to," "foreseeable future," "believe," "scheduled," "guidance," "target", and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks, uncertainties, and other factors, both general and specific to the matters discussed in this document, some of which are beyond our control. These risks and uncertainties and other factors may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under "Risk Factors" in this Annual Report on Form 10-K, and in our other filings with the SEC, from time to time, such risks, uncertainties and other factors include, but are not limited to:

•Changes in general economic conditions, including inflation, deflation, energy costs, the real estate industry and the markets within which we operate;
•Difficulties in our ability to evaluate, finance, complete and integrate acquisitions, developments and expansions successfully;
•Risks that the Safe Harbor Sale disrupts current plans and operations;
•Our ability to complete the Safe Harbor Sale on a timely basis or at all;
•The impacts of the announcement or consummation of the Safe Harbor Sale on business relationships;
•The anticipated cost of the Safe Harbor Sale;
•Our ability to realize the anticipated benefits of the Safe Harbor Sale, including with respect to tax strategies, or at all;
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

SUN COMMUNITIES, INC.
ITEM 1A. RISK FACTORS

RISK FACTORS SUMMARY

The following is a summary of principal risks that could affect our business, financial condition, results of operations, cash flows, and / or prospects. This summary is not exhaustive, and you should read the more detailed discussion of risks that follows this summary.

RISKS RELATED TO THE SAFE HARBOR SALE

•The Safe Harbor Sale may not be completed on the anticipated timeline or at all, which could adversely affect our business plans and financial condition.
•The pendency of the Safe Harbor Sale could adversely affect our business and operations.
•We will have broad discretion in the application of the net proceeds from the Safe Harbor sale, and shareholders will be relying on our judgment regarding the use of these proceeds.
•We may be unable to realize the anticipated benefits of the Safe Harbor Sale, once completed, or to do so within the anticipated time frame.
•Our actual business and operating results may differ materially from our guidance or other forward-looking statements.

Risks Relating to our MH, RV, Marina, and UK Businesses

•General economic conditions and the concentration of our properties in specific regions may affect our ability to generate revenue.
•We may not be able to integrate or finance our expansion and development activities.
•Competition affects occupancy levels and rents, which could adversely affect our revenues.
•The cyclical and seasonal nature of the RV and marina industries lead to fluctuations in our operation results.
•We may not be able to integrate or finance our acquisitions and they may not perform as expected.
•Extreme weather conditions, natural disasters and climate change may adversely affect our business.
•Marinas are specific-use properties and may not be readily adaptable to other uses.
•We may be unable to obtain, renew or maintain permits, licenses, leases, and approvals necessary for the operation of our marinas.
•Environmental laws may lead to liability for remediation and disposal of hazardous materials located on our properties.
•We are subject to additional risks specific to our international investments.
•Public health crises may materially and adversely impact our business in unanticipated ways.
•Rent control laws may inhibit our ability to increase rents.

Risks Related to our Debt Financings

•The amount of our debt could limit our operational flexibility or otherwise adversely affect our financial condition.
•Loan and debt covenants could limit our flexibility and adversely affect our financial condition.
•Increases in market interest rates could materially increase our costs associated with existing and future debt and our efforts to mitigate these risks through hedging activities may not be successful.
•A downgrade in our credit ratings could have material adverse effects on our business and financial condition.

Tax Risks Related to Our Status as a REIT

•If we fail to qualify as a REIT, among other things, our taxable income would be subject to federal income tax at a regular corporate rate.
•The Operating Partnership could be classified as a "publicly traded partnership" which would subject it to taxation as a corporation and lead to substantial tax liabilities.
•Compliance with the complex requirements and tests that are applied to REITs may limit our operational flexibility.

SUN COMMUNITIES, INC.
Risks Related to Our Structure

•Certain provisions in our governing documents and of Maryland law may may discourage a change of control of the Company.

General Risk Factors

•Ineffective succession planning for our CEO may impact the execution of our strategic plan.
•An existing material weakness in our internal control over financial reporting may not be effectively remediated and additional material weaknesses may occur in the future.
•If we fail to maintain an effective system of internal controls, we may not accurately report financial results.
•We may write down intangible assets due to impairment, which could have a material adverse effect on us.
•Our share price is subject to fluctuations that could be caused by a wide range of factors that could ultimately lead to a complete loss on our shareholders' investment.
•Substantial sales or issuances of our common or preferred stock could cause our stock price to fall.
•Our cash flows may not be sufficient to make distributions on our stock, pay our indebtedness, or fund our other liquidity needs.
•The loss of services of any of our executive officers could have a temporary adverse effect on our business.
•Cybersecurity incidents and the information stored on our networks could be accessed, publicly disclosed, lost, or stolen.
•We may experience losses in excess of our insurance coverages and rising insurance costs may negatively affect us.
•Adverse content about us on social media platforms could result in damage to our reputation or brand.
•Failure to comply with laws and regulations may expose us to significant costs and liabilities.
•We may be adversely impacted by fluctuations in foreign currency exchange rates.
•Our business could be adversely affected by changes in national and global economic conditions.

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

RISKS RELATED TO THE SAFE HARBOR SALE

The Safe Harbor Sale may not be completed on the anticipated timeline or at all, which could adversely affect the Company's business plans.

On February 24, 2025, we entered into the Purchase Agreement to sell Safe Harbor for an aggregate purchase price of approximately $5.65 billion, subject to certain adjustments. The closing of the Safe Harbor Sale is subject to the satisfaction or waiver of certain customary conditions to closing, including: (i) all applicable waiting periods (and any extensions thereof) required under the HSR Act shall have expired or been terminated, and (ii) the absence of any law, order, injunction or ruling issued by a court or other governmental authority permanently restraining, enjoining, or making illegal the Safe Harbor Sale. Each party's obligation to consummate the Safe Harbor Sale is also conditioned upon the accuracy of the other party's representations and warranties (generally subject, other than for certain fundamental representations and warranties, to a material adverse effect standard) and the other party's having performed in all material respects its obligations under the Purchase Agreement. The transfer of the Delayed Consent Subsidiaries is further subject to the receipt of certain third-party consents and the Delayed Consent Subsidiaries therefore may be transferred in one or more subsequent closings, and is subject to certain conditions to closing.

SUN COMMUNITIES, INC.
The Purchase Agreement also contains certain customary termination rights for the parties, including mutual consent of the parties or, subject to certain conditions, by either us or the buyer, if the closing of the Safe Harbor Sale has not occurred prior to August 24, 2025, or if a governmental authority has issued a final, non-appealable order permanently restraining, enjoining, preventing, or otherwise prohibiting, or making illegal the consummation of the Safe Harbor Sale. The Purchase Agreement may also be terminated by either party if, subject to certain conditions, the other party is in breach of the Purchase Agreement and such breach would prevent the satisfaction of its closing conditions and is incapable of or has not been cured within a given time period, or if a party fails to close following the satisfaction of the closing conditions, subject to certain limitations. In the following circumstances further described in the Purchase Agreement, in connection with the termination of the Purchase Agreement, the buyer will be required to pay us the Buyer Termination Fee of $565 million upon termination of the Purchase Agreement, which circumstances are (i) if we terminate the Purchase Agreement as a result of an uncured material breach of the Purchase Agreement by the buyer, or (ii) as a result of the buyer's failure to close when otherwise obligated pursuant to the Purchase Agreement.

If the closing conditions to the initial closing are not satisfied or waived, or if the Purchase Agreement is terminated in accordance with its terms, the Safe Harbor Sale will not be consummated. Similarly, if the closing conditions to the transfer of any Delayed Consent Subsidiary, including receipt of the required consents, are not satisfied, the sale of such Delayed Consent Subsidiary may not be consummated. Even if the closing conditions for the initial closing or subsequent closings are ultimately satisfied, their satisfaction may take longer than expected, which could delay the completion of the Safe Harbor sale or the sale of one or more of the Delayed Consent Subsidiaries. Any such delay or failure to complete the Safe Harbor Sale or the sale of the Delayed Consent Subsidiaries could materially and adversely affect the Company's business and the price of our common stock, and could require the Company to seek alternative strategies for Safe Harbor. We also cannot provide any assurances that the conditions required to be satisfied to receive the Buyer Termination Fee will be satisfied upon a termination of the Purchase Agreement.

The pendency of the Safe Harbor Sale could adversely affect the business and operations of the Company and / or Safe Harbor.

In connection with the pending Safe Harbor Sale, some clients of Safe Harbor may delay or defer decisions, which could adversely affect the revenues, earnings, funds from operations, cash flows and expenses of Safe Harbor and the Company, regardless of whether the Safe Harbor Sale is completed. Similarly, current and prospective employees of Safe Harbor may experience uncertainty about their future roles, which may adversely affect the Company's ability to attract and retain key personnel during the pendency of the Safe Harbor Sale. In addition, due to operating covenants in the Purchase Agreement, Safe Harbor may be unable (without the other party's prior written consent), during the pendency of the Safe Harbor Sale, to pursue strategic transactions, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial, which could have an adverse effect on the Company's business and financial condition.

We will have broad discretion in the use of proceeds from the Safe Harbor Sale.

We anticipate using the net proceeds from the Safe Harbor sale to support a combination of debt paydown, distributions to shareholders, and reinvestment in our core businesses. Our Board and management will have broad discretion in the application of the net proceeds, and shareholders will be relying on the judgment of our Board and management regarding the use of these proceeds. The Company may ultimately use the proceeds for different purposes than what is currently intended. The use of those proceeds, including any distributions that may be made, may have adverse tax consequences, both for us and our shareholders, and, in certain cases, if any distributions are made, shareholders may recognize taxable income in excess of the cash they receive. The tax consequences of any such distributions will vary depending on each shareholder's particular circumstances, and shareholders are urged to consult their own tax advisors regarding the specific tax consequences applicable to them. In addition, the Company's failure to apply these funds effectively could have an adverse effect on its business and financial condition.

We may be unable to realize the anticipated benefits of the Safe Harbor Sale, once completed, or to do so within the anticipated time frame.

A number of risks and challenges may arise from the Safe Harbor Sale that may cause us to be unable to realize the anticipated benefits therefrom, including, but not limited to, purchase price adjustments; unexpected costs, charges or expenses; diversion of management's attention; unexpected operational inefficiencies; adverse tax consequences for us; the duration of time to closing the Safe Harbor Sale (and / or the subsequent closings contemplated thereby); the potential retention of certain properties and other matters. We cannot predict the scope or nature of these risks, or the timeframe in which we will be able to realize the anticipated benefits of the Safe Harbor Sale. These risks could have an adverse effect on the Company's business and financial condition, as well as the Company's ability to accurately predict future performance.

SUN COMMUNITIES, INC.
Our actual business and operating results may differ materially from our guidance or other forward-looking statements.

Guidance and other forward-looking statements are necessarily speculative in nature, and it can be expected that some or all of the assumptions of such information furnished by us will not materialize or will vary significantly from our actual results. Our guidance and forward-looking statements are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to business, economic, regulatory and competitive uncertainties, and contingencies, many of which are beyond our control, and are based upon specific assumptions with respect to future business decisions, some of which will change, and are solely based on the facts and circumstances presented at the time such information is provided. The likelihood of differences between our guidance and other forward-looking statements and the actual results from our business and operations are significantly higher during the pendency of a significant transaction, such as the Safe Harbor Sale, for which there are many assumptions and uncertainties that could impact our business and operating results, including with respect to certainty, timing, proceeds (and the uses thereof), and other factors, including those described elsewhere in this Annual Report on Form 10-K. Refer to Part I, Item 1, "Business - Cautionary Statement Regarding Forward-Looking Statements."

MATERIAL RISKS RELATING TO OUR MH, RV, MARINA, AND UK BUSINESSES

General economic conditions and the concentration of our MH, RV, Marina, and UK properties in certain geographic areas may affect our ability to generate revenue.

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

As of December 31, 2024, 148 of our MH, RV, and UK communities and marinas, representing 22.4% of developed sites, are located in Florida; 92 communities, representing 16.6% of developed sites, are located in Michigan; 53 communities, representing 9.8% of developed sites, are located in the UK; 49 communities, representing 6.8% of developed sites, are located in California; and 32 communities, representing 5.8% of developed sites, are located in Texas. As of December 31, 2024, we have revenue concentrations of marinas in Florida, Rhode Island and Georgia of approximately 31.9%, 8.9% and 8.0%, respectively. As a result of the geographic concentration of our MH, RV, and UK communities in Florida, Michigan, the UK, California and Texas, and of our marinas in Florida, Rhode Island and Georgia, we are exposed to the risks of downturns in local economies or other local real estate market conditions which could adversely affect occupancy rates, rental rates and property values in these markets.

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
•local real estate market conditions such as the oversupply of MH or RV sites or a reduction in demand for MH or RV sites in an area, and an oversupply of, or a reduced demand for, manufactured homes;
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

SUN COMMUNITIES, INC.
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

The MH, RV, and marina industries are highly-fragmented. There are many international, national and regional competitors in the markets we currently serve and in new markets that we may enter. Our properties are located in developed areas that include other MH or RV communities, and marinas. The number of competitive communities and marinas in a particular area could have a material adverse effect on our ability to lease sites and increase rents charged at our properties or at any newly acquired properties. We may be competing with others with greater resources. In addition, other forms of multi-family residential properties, such as private and federally funded or assisted multi-family housing projects and single-family housing, provide housing alternatives to potential tenants of MH or RV communities.

SUN COMMUNITIES, INC.
The cyclical and seasonal nature of the RV, Marina, and UK segments may lead to fluctuations in our operating results.

The RV, Marina, and UK segments can experience cycles of growth and downturn due to seasonality patterns. Results of operations in any one period may not be indicative of results in future periods. In the RV segment, certain properties maintain higher occupancy during the summer months, while other properties maintain higher occupancy during the winter months. The RV segment typically shows a decline in demand over the winter months, yet usually produces higher growth in the spring and summer months due to higher use by vacationers. In the Marina segment, demand for wet slip storage increases during the summer months as customers contract for the summer boating season, which also drives non-storage revenue streams such as service, fuel and on-premise restaurants or convenience storage. Demand for dry storage increases during the winter season as seasonal weather patterns require boat owners to store their vessels on dry docks or within covered racks. In the UK segment, vacation rental sites generally produce higher revenues between March and October. Our results on a quarterly basis can fluctuate due to this cyclicality and seasonality.

We may not be able to integrate or finance our acquisitions and our acquisitions may not perform as expected.

We have acquired and intend to continue to selectively acquire MH, RV, and marina properties. Our acquisition activities and their success are subject to the following risks:

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

Investments through joint ventures involve risks not present in properties in which we are the sole owner.

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

Significant changes in the climate could exacerbate extreme weather conditions or natural disasters that may occur in areas where our properties are located, all of which may result in additional physical damage to, or a decrease in demand for, properties located in these areas or affected by these conditions. If the impact of climate change is material in nature, including significant property damage to or destruction of our properties, or occurs for lengthy periods of time, our financial condition or results of operations may be adversely affected.

While they are unpredictable, the impacts of climate change may change residential migration and vacation trends, which could reduce demand for our properties. If the areas in which our properties are located become less desirable places to live or vacation, the value of our properties and their ability to generate revenue may be materially adversely affected.

In addition, changes in federal, state, local and foreign legislation and regulation based on concerns about climate change, as well as voluntary measures we take to combat climate change, could result in increased capital expenditures at our properties. For example, these could include expenditures to improve energy efficiency, improve resistance to inclement weather and provide for infrastructure improvement to support existing and emerging low-carbon technologies. These expenditures may not result in a corresponding increase in revenue, resulting in material adverse impacts to our financial results.

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

The U.S. Army Corps of Engineers, the Coast Guard and other governmental bodies control much of the land located beneath and surrounding many of our marinas and lease such land to Safe Harbor under leases that typically range from five to 50 years. As a result, it is unlikely that we can obtain fee-simple title to the land on or near these marinas. If these governmental authorities terminate, fail to renew, or interpret in ways that are materially less favorable any of the permits, licenses and approvals necessary for the operation of these properties, then our financial condition, results of operations and cash flows could be adversely impacted.

Some marinas must be dredged from time to time to remove silt and mud that collect in harbor-areas in order to ensure that boat traffic can safely enter the harbor. Dredging and disposing of the dredged material can be very costly and require permits from various governmental authorities. If the permits necessary to dredge marinas or dispose of the dredged material cannot be timely obtained after the acquisition of a marina, or if dredging is not practical or is exceedingly expensive, the operations of such property would be materially and adversely affected.

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

As the purchaser of properties we acquire, or in connection with the operation of properties we own or manage, we may be liable for removal or remediation costs, governmental fines and injuries to persons and property. When we arrange for the treatment or disposal of hazardous substances at landfills or other facilities owned by other persons, we may be liable for the removal or remediation costs at such facilities.

As part of our standard acquisition due diligence, we subject our properties to a Phase I or similar environmental assessment as well as limited compliance evaluations (which involve general inspections without soil sampling or ground water analysis) completed by independent environmental and engineering consultants. In some cases, where these evaluations have recommended further, invasive investigations, those have also been conducted. While these environmental evaluations have not revealed any significant environmental liability that would have a material adverse effect on our business, they cannot reflect conditions arising after the studies were completed. No assurances can be given that existing environmental studies reveal all environmental liabilities, that any prior owner or operator of a property or neighboring owner or operator did not create any material environmental condition not known to us, or that a material environmental condition does not otherwise exist with respect to any one or more properties.

Moreover, we cannot be sure that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our properties will not be affected by tenants and occupants of the properties, by the condition of land or operations in the vicinity of our properties (such as the presence of underground storage tanks), or by unrelated third parties. Environmental liabilities that we may incur could have an adverse effect on our financial condition, results of operations and cash flows.

We are subject to additional risks from our international investments.

We have significant ownership in the UK through our ownership of Park Holidays and other subsidiaries. Our investments in the UK and any other international investments we may acquire, subjects us to additional risks, including:

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

SUN COMMUNITIES, INC.
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

We have a significant amount of debt. As of December 31, 2024, we had approximately $7.4 billion of total debt outstanding, consisting of approximately $3.3 billion in collateralized term loans and debt that is secured by mortgage liens on 137 of our properties, $2.7 billion of senior unsecured notes and $1.4 billion on our line of credit and other debt. Including the impact of hedge activity, as of December 31, 2024, approximately 91% of our total debt was fixed rate financing and approximately 9% of our total debt was floating rate financing. If we fail to meet our obligations under our secured debt, the lenders would be entitled to foreclose on all or some of the collateral securing such debt which could have a material adverse effect on us and our ability to make expected distributions, and could threaten our continued viability.

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

Our interest costs for any new debt and our current debt obligations may rise if interest rates increase. This increased cost could make the financing of any new acquisition more expensive, as well as lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, an increase in interest rates could decrease our customers' access to credit, thereby decreasing the demand for manufactured homes and recreational vehicles. An increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which could adversely affect the market price of our common stock. Decreases in interest rates may lead to additional competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments. Increased competition for the acquisition of real estate may lead to a decrease in the yields on real estate targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations may be adversely affected.

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

SUN COMMUNITIES, INC.
A downgrade in our credit ratings could have material adverse effects on our business and financial condition.

We intend to manage our operations to maintain our investment grade credit ratings from S&P Global and Moody's. These ratings are based on a number of factors, which include assessments of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flows and earnings. Changes in these factors could lead to a downgrade of our ratings, resulting in an adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our financial condition, results of operations and liquidity.

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

The maximum federal tax rate for certain qualified dividends payable to domestic shareholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this reduced rate, although the Tax Cut and Jobs Act permits a 20% deduction equal to the amount of qualifying REIT dividends received, thus bringing the maximum federal tax rate on qualifying REIT dividends to 29.6%. While this rule does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular qualified corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less competitive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the comparative value of the stock of REITs, including our common stock and any preferred stock. The 20% deduction on REIT dividends is scheduled to expire on January 1, 2026, absent further extension or amendment of the statute.

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

SUN COMMUNITIES, INC.
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

Also, pursuant to a provision in our bylaws, we have exempted any acquisition of our stock from the control share provisions of the MGCL. However, our Board of Directors may, by amendment to our bylaws, opt into the control share provisions of the MGCL at any time in the future.

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

SUN COMMUNITIES, INC.
GENERAL RISK FACTORS

Ineffective succession planning for our CEO may impact the execution of our strategic plan.

On November 5, 2024, Gary A. Shiffman, our Chairman and CEO, informed the Board of Directors of his intent to retire as CEO following the expected appointment of his successor by the end of the year ending December 31, 2025. We may not effectively or appropriately identify suitable succession candidates for Gary A. Shiffman, which could have a material adverse effect on our business, financial condition and results of operations. Management continues to strengthen our team and the Board of Directors has established a CEO Succession Planning Committee to conduct a comprehensive search process to identify a new CEO, but there can be no assurance that such planning will be capable of implementation or that our efforts will be successful.

We have identified a material weakness in our internal controls over financial reporting and we cannot provide assurances that this weakness will be effectively remediated or that additional material weaknesses will not occur in the future.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As described in Part II, Item 9A, "Controls and Procedures," management identified a material weakness as of December 31, 2024 relating to the lack of an effective risk assessment process that defined clear financial reporting objectives, that identified and evaluated risks of misstatement due to errors over certain financial reporting processes, or that developed internal controls to mitigate those risks. As part of management's evaluation of this material weakness, it has been identified that certain other deficiencies in control activities have materialized as a result of the deficiency in the Company's risk assessment.

We are actively engaged in the planning for, and implementation of, remediation efforts to address this material weakness, but there can be no assurance that those efforts will be successful. A material weakness will not be considered remediated until the updated controls have operated for a sufficient period of time and management has concluded, through testing, that such controls are operating effectively. If we do not remediate this material weakness in a timely manner, or if additional material weaknesses in our internal control over financial reporting are discovered, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and our financial statements may contain material misstatements or omissions. In addition, we may experience delays or be unable to meet our reporting obligations or to comply with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Any of these results may, among other adverse consequences, cause investors to lose confidence in our reported financial information, incur the expense of remediation, result in regulatory scrutiny, litigation, investigations or enforcement actions, limit our ability to access the capital markets, lead to a decline in our stock price, and otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We are required to establish and maintain internal control over financial reporting and disclosure controls and procedures. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Disclosure controls and procedures are processes designed to ensure that information required to be disclosed is communicated to management and reported in a timely manner. We cannot be certain that we will successfully maintain adequate control over our financial reporting and disclosure controls and procedures. See "Controls and Procedures" in Part II, Item 9A of this Annual Report on Form 10-K for a discussion of the material weaknesses in our internal control over financial reporting that management has concluded exist or existed in connection with preparing our financial statements for the years ended December 31, 2024 and 2023. Deficiencies, including any material weakness, in our internal control over financial reporting that may occur could result in misstatements or restatements of our financial statements or a decline in the price of our securities. In addition, to the extent we make additional significant acquisitions, our internal controls will become more complex and may require significantly more resources to ensure that our disclosure controls and procedures remain effective. Acquisitions can pose challenges in implementing the required processes, procedures and controls in the operations of the companies that we acquire. Companies that are acquired by us may not have disclosure controls and procedures or internal control over financial reporting that are as thorough or effective as those required by the securities laws that currently apply to us.

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

Refer to Note 1, "Significant Accounting Policies," and Note 6, "Goodwill and Other Intangible Assets," in our accompanying Consolidated Financial Statements, "Controls and Procedures" in Part II, Item 9A, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report for information on impairments to the goodwill for our UK reporting segment that we recognized during the years ended December 31, 2024 and 2023.

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

Based on the applicable conversion ratios then in effect, as of February 21, 2025, in the future we may issue to the limited partners of the Operating Partnership, up to approximately 5.3 million shares of our common stock in exchange for their OP units. The limited partners may sell such shares pursuant to registration rights, if available, or an available exemption from registration. As of February 21, 2025, there were no outstanding options to purchase shares of our common stock under our equity incentive plans, and we had the authority to issue restricted stock awards or options to purchase up to an additional 2.8 million shares of our common stock pursuant to our equity incentive plans. In addition, we have entered into an At the Market Offering Sales Agreement to sell shares of common stock. As of December 31, 2024, we have remaining capacity to sell up to an additional $725.2 million of common stock under this agreement. No prediction can be made regarding the effect that future sales of shares of our common stock or our other securities will have on the market price of shares.

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

We rely on key management.

We depend on the efforts of our executive officers, including Gary A. Shiffman, John B. McLaren, Bruce D. Thelen, Fernando Castro-Caratini, Marc Farrugia, Aaron Weiss and Baxter R. Underwood. The loss of services of one or more of these executive officers could have a temporary adverse effect on our operations. We do not currently maintain or contemplate obtaining any "key-man" life insurance on our executive officers.

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

SUN COMMUNITIES, INC.
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

Losses in excess of our insurance coverage or uninsured losses could adversely affect our operating results and cash flows and upon renewal of our insurance policies, our coverage may change and our costs may increase, including our assumption of a greater proportion of risk through self-insurance.

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

We renew our insurance policies annually. As a result of increased insurance claims across the industry and other market conditions, it has been more difficult to obtain insurance, but in particular property insurance covering named windstorms, business interruption, flood and earthquake insurance. There are fewer insurers willing to provide policies, and policies increasingly include lower coverage limits, higher deductibles and higher premiums. These conditions may cause us to change the types and amounts of insurance we carry and may provide us with reduced coverage and / or higher costs. This has resulted in a change in our insurance purchasing philosophy and strategy which has resulted in the assumption of greater risks to offset insurance market fluctuations.

Expanding social media platforms present new challenges.

Social media outlets continue to grow and expand, which presents us with new risks. Adverse content about us and our properties on social media platforms could result in damage to our reputation or brand. Improper posts by employees or others could result in disclosure of confidential or proprietary information regarding our operations.

SUN COMMUNITIES, INC.
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

Our current and future investments in and operations of Canadian, Australian, and UK properties are or will be exposed to the effects of changes in the Canadian dollar, Australian dollar and pound sterling, respectively, against the U.S. dollar. Changes in foreign currency exchange rates cannot always be predicted; as a result, substantial unfavorable changes in exchange rates could have a material adverse effect on our financial condition and results of operations.

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

We have established an Information Security Management Committee to manage information security in accordance with the ISO 27001 standard to ensure the consistent application of security principles, policy statements and controls. By adhering to this industry standard, we manage and mitigate material risks from threats to our systems and data through the following actions:

•Partnering with reputable, recognized security firms
•Conducting regular internal and external audits and risk assessments
•Providing ongoing employee security awareness training
•Conducting tabletop exercises
•Running anti-phishing campaigns and simulated phishing exercise
•Deploying tools for continuous vulnerability monitoring
•Performing penetration testing and continuous system monitoring activities
•Conducting recovery simulations for core systems and data centers

Our comprehensive policies and procedures address critical areas including:

•Vulnerability management
•Business continuity planning
•Encryption of sensitive data
•Backup and recovery

SUN COMMUNITIES, INC.
•Physical security
•User access controls
•Vendor risk management
•Teleworking protocols
•Mobile device management
•Comprehensive system monitoring

These initiatives collectively reinforce our commitment to safeguarding information and ensuring the resilience of our security infrastructure. Comprehensive contingency and recovery plans are in place to ensure the ongoing provision of services to customers in the event of a cybersecurity incident. These are tested on a regular basis against scenarios of varying degrees by both internal and external resources.

To manage vendor risk, we conduct ongoing risk assessments based on the vendor's published Systems and Operational Controls ("SOC") reports, information provided in vendor security questionnaires, and any publicly available information including ongoing litigation or external disclosures.

As of the time of this filing, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial conditions. Refer to "Risk Factors" in Part I, Item 1A in this Annual Report on Form 10-K under the heading "Cybersecurity breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer," for additional discussion about cybersecurity related risks.

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

The Chief Information Officer (CIO) and the Director of Information Security are directly responsible for managing cyber risk on a daily basis. The CIO reports to the Chief Administrative Officer (CAO), who oversees the Company's overall information technology strategy and governance. Executive oversight, spearheaded by the CAO, ensures strategic alignment across the organization. With a wealth of leadership in both public and private sectors, these individuals collectively possess years of invaluable experience in information technology and security.

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

SUN COMMUNITIES, INC.
ITEM 2. PROPERTIES

As of December 31, 2024, our properties were located in the U.S., the UK and Canada, and consisted of 288 MH communities, 166 RV communities, 138 marinas, and 53 UK communities.

As of December 31, 2024, our properties contained an aggregate of 225,150 developed sites comprised of 97,430 developed MH sites, 32,100 annual RV sites (inclusive of both annual and seasonal usage rights), 24,830 transient RV sites, 17,690 UK annual sites, 4,340 UK transient RV sites, and 48,760 wet slips and dry storage spaces. There are 16,570 additional MH, RV, and UK sites suitable for development. Most of our properties include amenities oriented toward family and retirement living. Of our 645 properties, 316 properties have 300 or more developed sites, with the largest having 2,340 developed MH and RV sites. See "Real Estate and Accumulated Depreciation, Schedule III," included in our Consolidated Financial Statements, for detail on properties that are encumbered.

As of December 31, 2024, our MH and RV properties had an occupancy rate of 97.0% excluding transient RV sites. Since January 1, 2020, our MH and RV properties have a five-year average annual turnover of homes (where the home is moved out of the community) of approximately 3.4% and a five-year average annual turnover of residents (where the resident-owned home is sold and remains within the community, typically without interruption of rental income) of approximately 6.3%. The average renewal rate for residents in our Rental Program was 68.1% for the year ended December 31, 2024.

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

The following tables set forth certain information relating to our MH, RV, and UK properties as of December 31, 2024. The occupancy percentage includes MH sites and annual RV sites and excludes transient RV sites.

Property Name	Segment	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2024	Transient RV Sites as of 12/31/2024	Occupancy as of 12/31/2024	Occupancy as of 12/31/2023
NORTH AMERICA
UNITED STATES
MIDWEST
Michigan
Academy / West Point	MH	Canton	MI	440	—	99.3%	99.5%
Allendale Meadows	MH	Allendale	MI	350	—	98.0%	99.7%
Alpine Meadows	MH	Grand Rapids	MI	400	—	99.3%	99.3%
Andover	MH	Grass Lake	MI	130	—	100.0%	97.6%
Apple Carr Village	MH	Muskegon	MI	710	—	97.9%	97.3%
Arbor Woods	MH	Ypsilanti	MI	460	—	99.6%	98.9%
Brentwood Village	MH	Kentwood	MI	200	—	97.9%	96.4%
Broadview Estates	MH	Davison	MI	470	—	99.6%	98.7%
Brookside Village	MH	Kentwood	MI	200	—	99.5%	99.5%
Byron Center	MH	Byron Center	MI	140	—	100.0%	97.9%
Camelot Villa	MH	Macomb	MI	700	—	98.6%	98.5%
Charlevoix Estates	MH	Charlevoix	MI	180	—	100.0%	99.5%
Cider Mill Crossings	MH	Fenton	MI	620	—	100.0%	98.6%
Cider Mill Village	MH	Middleville	MI	260	—	98.1%	98.1%
Country Acres	MH	Cadillac	MI	180	—	97.3%	94.5%

SUN COMMUNITIES, INC.

Property Name	Segment	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2024	Transient RV Sites as of 12/31/2024	Occupancy as of 12/31/2024		Occupancy as of 12/31/2023
Country Hills Village	MH	Hudsonville	MI	240	—	100.0%		100.0%
Country Meadows	MH	Flat Rock	MI	580	—	99.0%		97.4%
Country Meadows Village	MH	Caledonia	MI	400	—	100.0%		100.0%
Creek Wood	MH	Burton	MI	340	—	98.8%		98.8%
Cutler Estates	MH	Grand Rapids	MI	260	—	99.2%		98.8%
Dutton Mill Village	MH	Caledonia	MI	310	—	99.3%		99.3%
East Village Estates	MH	Washington Twp.	MI	710	—	98.7%		99.3%
Egelcraft	MH	Muskegon	MI	460	—	98.7%		99.6%
Fisherman's Cove	MH	Flint Twp.	MI	160	—	99.4%		98.8%
Fox Run	MH	Boyne City	MI	140	—	42.1%	(1)	16.4%	(1)
Frenchtown Villa / Elizabeth Woods	MH	Newport	MI	1,140	—	99.2%		97.5%
Grand Village	MH	Grand Rapids	MI	220	—	96.3%		95.9%
Hamlin	MH	Webberville	MI	230	—	98.3%		100.0%
Hickory Hills Village	MH	Battle Creek	MI	280	—	98.2%		99.6%
Highland Greens Estates	MH	Highland	MI	880	—	79.5%		76.0%
Holiday West Village	MH	Holland	MI	340	—	99.1%		99.7%
Holly Village / Hawaiian Gardens	MH	Holly	MI	430	—	98.6%		97.9%
Hunters Crossing	MH	Capac	MI	110	—	96.5%		100.0%
Hunters Glen	MH	Wayland	MI	420	—	96.7%		99.5%
Huntington Run	MH	Kalamazoo	MI	210	—	85.9%	(1)	84.5%	(1)
Jellystone Park™ Petoskey(2)	RV	Petoskey	MI	60	230	100.0%		100.0%
Kensington Meadows	MH	Lansing	MI	290	—	98.6%		98.3%
Kimberly Estates	MH	Newport	MI	390	—	98.7%		97.9%
King's Court	MH	Traverse City	MI	800	—	99.4%		99.5%
Knollwood Estates	MH	Allendale	MI	160	—	98.1%		98.1%
Lafayette Place	MH	Warren	MI	250	—	97.6%		96.5%
Lakeview	MH	Ypsilanti	MI	390	—	98.2%		99.0%
Leisure Village	MH	Belmont	MI	260	—	100.0%		100.0%
Lincoln Estates	MH	Holland	MI	190	—	99.0%		99.5%
Meadow Lake Estates	MH	White Lake	MI	420	—	98.8%		99.5%
Meadowbrook Estates	MH	Monroe	MI	450	—	98.0%		96.5%
Meadowlands of Gibraltar	MH	Gibraltar	MI	320	—	99.4%		99.4%
Meadowstone	MH	Hastings	MI	230	—	96.5%		95.7%
Northville Crossing	MH	Northville	MI	760	—	99.7%		99.7%
Oak Island Village	MH	East Lansing	MI	250	—	99.2%		98.4%
Pinebrook Village	MH	Kentwood	MI	190	—	98.9%		99.5%
Pineview Estates	MH	Flint	MI	1,010	—	97.5%		95.7%
Presidential Estates	MH	Hudsonville	MI	360	—	98.9%		99.2%
Richmond Place	MH	Richmond	MI	120	—	99.1%		99.1%
River Haven Village	MH	Grand Haven	MI	720	—	99.7%		98.6%
River Ridge	MH	Saline	MI	290	—	99.7%		99.7%
Rudgate Clinton	MH	Clinton Township	MI	670	—	99.4%		98.8%
Rudgate Manor	MH	Sterling Heights	MI	930	—	98.9%		98.4%
Scio Farms	MH	Ann Arbor	MI	910	—	98.9%		99.6%
Sheffield Estates	MH	Auburn Hills	MI	230	—	99.1%		96.9%
Shelby Forest	MH	Shelby Twp.	MI	660	—	100.0%		98.6%
Shelby West	MH	Shelby Twp.	MI	640	—	99.2%		99.8%
Silver Springs	MH	Clinton Township	MI	550	—	100.0%		98.5%
Southwood Village	MH	Grand Rapids	MI	390	—	98.2%		98.2%
St. Clair Place	MH	St. Clair	MI	100	—	97.0%		98.0%
Stonebridge	MH	Richfield Twp.	MI	—	—	N/A	(1)	N/A	(1)

SUN COMMUNITIES, INC.

Property Name	Segment	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2024	Transient RV Sites as of 12/31/2024	Occupancy as of 12/31/2024		Occupancy as of 12/31/2023
Sun Outdoors Kensington Valley(2)	RV	New Hudson	MI	400	100	100.0%		100.0%
Sun Outdoors Petoskey Bay Harbor(2)	RV	Petoskey	MI	30	130	100.0%		100.0%
Sun Retreats Gun Lake(2)	RV	Hopkins	MI	310	20	100.0%		100.0%
Sun Retreats Silver Lake(2)	RV	Mears	MI	230	30	100.0%		100.0%
Sunset Ridge	MH	Portland	MI	500	—	93.0%		88.2%	(1)
Sycamore Village	MH	Mason	MI	400	—	99.2%		99.2%
Sylvan Crossing	MH	Chelsea	MI	280	—	65.1%	(1)	54.4%	(1)
Sylvan Glen Estates	MH	Brighton	MI	480	—	99.6%		98.9%
Tamarac Village	MH	Ludington	MI	300	—	99.7%		99.3%
Tamarac Village RV Resort	RV	Ludington	MI	110	—	100.0%		100.0%
Tanglewood Village	MH	Brownstown	MI	250	—	100.0%		100.0%
Timberline Estates	MH	Coopersville	MI	300	—	99.0%		99.0%
Town & Country	MH	Traverse City	MI	190	—	99.0%		99.5%
Troy Villa	MH	Troy	MI	280	—	92.9%		90.8%
Warren Dunes Village	MH	Bridgman	MI	310	—	100.0%		100.0%
Waverly Shores Village	MH	Holland	MI	410	—	99.8%		99.8%
West Village Estates	MH	Romulus	MI	630	—	99.4%		98.9%
White Lake	MH	White Lake	MI	320	—	97.8%		98.7%
Windham Hills	MH	Jackson	MI	470	—	98.7%		98.1%
Windsor Woods Village	MH	Wayland	MI	310	—	99.4%		99.4%
Woodhaven Place	MH	Woodhaven	MI	220	—	98.2%		99.5%
Michigan Total				33,020	510	97.7%		97.1%

Indiana
Brookside Manor	MH	Goshen	IN	570	—	99.5%		99.1%
Carrington Pointe	MH	Fort Wayne	IN	470	—	98.5%		99.4%
Clear Water	MH	South Bend	IN	230	—	99.1%		98.7%
Cobus Green	MH	Osceola	IN	380	—	99.0%		99.7%
Four Seasons	MH	Elkhart	IN	220	—	99.1%		97.2%
Jellystone Park™ at Barton Lake(2)(3)	RV	Fremont	IN	70	490	100.0%		100.0%
Pebble Creek	MH	Greenwood	IN	300	—	100.0%		99.3%
Pine Hills	MH	Middlebury	IN	130	—	100.0%		97.7%
Roxbury Park	MH	Goshen	IN	400	—	99.0%		95.7%
Sun Outdoors Lake Rudolph(2)(3)	RV	Santa Claus	IN	—	530	N/A		N/A
The Willows	MH	Goshen	IN	170	—	99.4%		93.7%	(1)
Indiana Total				2,940	1,020	99.2%		98.3%

SOUTH
Texas
Austin Lone Star(2)	RV	Austin	TX	90	70	100.0%		100.0%
Bluebonnet Lake	MH	Austin	TX	—	—	N/A	(1)	N/A	(1)
Boulder Ridge	MH	Pflugerville	TX	1,220	—	99.3%		99.3%
Branch Creek Estates	MH	Austin	TX	400	—	99.8%		99.8%
Chisholm Point	MH	Pflugerville	TX	430	—	99.3%		99.5%
Comal Farms	MH	New Braunfels	TX	370	—	99.7%		98.9%
Creeks Crossing	MH	Kyle	TX	270	—	86.8%	(1)	94.9%	(1)
Jellystone Park™ at Guadalupe River(2)(3)	RV	Kerrville	TX	10	250	100.0%		N/A
Jellystone Park™ at Hill Country(2)(3)	RV	Canyon Lake	TX	—	170	100.0%		N/A
Jellystone Park™ at Waller(2)(3)	RV	Waller	TX	—	350	100.0%		N/A
Jellystone Park™ at Wichita Falls(2)(3)	RV	Wichita Falls	TX	—	160	100.0%		N/A
Lantana Ranch South	MH	Brookshire	TX	—	—	N/A	(1)	N/A	(1)

SUN COMMUNITIES, INC.

Property Name	Segment	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2024	Transient RV Sites as of 12/31/2024	Occupancy as of 12/31/2024		Occupancy as of 12/31/2023
Oak Crest	MH	Austin	TX	650	—	97.7%		97.9%
Pearwood(2)	RV	Pearland	TX	130	10	100.0%		100.0%
Pecan Branch	MH	Georgetown	TX	230	—	99.1%		98.7%
Pine Acre Trails	MH	Conroe	TX	250	—	78.9%	(1)	44.2%	(1)
Pine Trace	MH	Houston	TX	680	—	98.5%		98.2%
River Ranch	MH	Austin	TX	850	—	99.5%		99.4%
River Ridge Estates	MH	Austin	TX	520	—	98.3%		99.0%
Saddlebrook	MH	San Marcos	TX	560	—	97.7%		99.3%
Sandy Lake	MH	Carrollton	TX	50	—	100.0%		100.0%
Sandy Lake RV Resort(2)	RV	Carrollton	TX	210	10	100.0%		100.0%
Space City Ellington(2)	RV	Houston	TX	180	30	100.0%		100.0%
Stonebridge	MH	San Antonio	TX	340	—	99.7%		99.1%
Summit Ridge	MH	Converse	TX	440	—	98.7%		97.8%
Sun Outdoors Lake Travis(2)	RV	Austin	TX	150	100	100.0%		100.0%
Sun Retreats San Antonio West(2)	RV	San Antonio	TX	110	150	100.0%		100.0%
Sun Retreats Texas Hill Country(2)	RV	New Braunfels	TX	170	200	100.0%		100.0%
Sunset Ridge	MH	Kyle	TX	450	—	83.7%	(1)	72.5%	(1)
Traveler's World	MH	San Antonio	TX	10	—	100.0%		100.0%
Traveler's World RV Resort(2)	RV	San Antonio	TX	30	120	100.0%		100.0%
Treetops(2)	RV	Arlington	TX	120	50	100.0%		100.0%
Woodlake Trails	MH	San Antonio	TX	320	—	98.4%		99.1%
Texas Total				9,240	1,670	97.4%		96.1%

SOUTHEAST
Florida
Arbor Terrace(2)	RV	Bradenton	FL	350	20	100.0%		100.0%
Ariana Village	MH	Lakeland	FL	210	—	99.5%		99.5%
Bahia Vista Estates	MH	Sarasota	FL	250	—	92.8%		99.2%
Baker Acres(2)	RV	Zephyrhills	FL	330	30	100.0%		100.0%
Big Tree(2)	RV	Arcadia	FL	400	10	100.0%		100.0%
Blue Heron Pines	MH	Punta Gorda	FL	410	—	98.3%		99.3%
Blue Jay	MH	Dade City	FL	210	—	98.1%		98.1%
Blue Jay RV Resort	RV	Dade City	FL	50	—	100.0%		100.0%
Blueberry Hill(2)	RV	Bushnell	FL	390	10	100.0%		100.0%
Brentwood Estates	MH	Hudson	FL	190	—	100.0%		99.5%
Buttonwood Bay	MH	Sebring	FL	410	—	99.5%		99.3%
Buttonwood Bay RV Resort(2)	RV	Sebring	FL	450	90	100.0%		100.0%
Candlelight Manor	MH	South Daytona	FL	130	—	100.0%		98.4%
Carriage Cove	MH	Sanford	FL	470	—	99.6%		99.6%
Central Park	MH	Haines City	FL	130	—	97.7%		83.6%	(1)
Central Park RV Resort(2)	RV	Haines City	FL	260	100	100.0%		100.0%
Citrus Hill(2)	RV	Dade City	FL	180	10	100.0%		100.0%
Club Wildwood	MH	Hudson	FL	480	—	99.6%		99.6%
Colony in the Wood	MH	Port Orange	FL	380	—	94.8%		94.5%
Cypress Greens	MH	Lake Alfred	FL	260	—	98.8%		99.2%
Deerwood	MH	Orlando	FL	570	—	99.8%		99.8%
Ellenton Gardens(2)	RV	Ellenton	FL	170	20	100.0%		100.0%
Fairfield Village	MH	Ocala	FL	290	—	99.7%		100.0%
Flamingo Lake(2)	RV	Jacksonville	FL	230	190	100.0%		100.0%
Forest View	MH	Homosassa	FL	300	—	98.7%		98.7%
Glen Haven	MH	Zephyrhills	FL	50	—	100.0%		100.0%

SUN COMMUNITIES, INC.

Property Name	Segment	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2024	Transient RV Sites as of 12/31/2024	Occupancy as of 12/31/2024		Occupancy as of 12/31/2023
Glen Haven RV Resort(2)	RV	Zephyrhills	FL	210	10	100.0%		100.0%
Goldcoaster	MH	Homestead	FL	540	—	99.6%		98.9%
Goldcoaster RV Resort	RV	Homestead	FL	10	—	100.0%		100.0%
Grand Bay	MH	Dunedin	FL	130	—	94.8%		100.0%
Grove Ridge(2)	RV	Dade City	FL	220	30	100.0%		100.0%
Gulfstream Harbor	MH	Orlando	FL	970	—	99.8%		99.8%
Hacienda Del Rio	MH	Edgewater	FL	800	—	94.8%		90.9%	(1)
Hidden River(2)	RV	Riverview	FL	270	40	100.0%		100.0%
Holly Forest	MH	Holly Hill	FL	400	—	100.0%		99.8%
Horseshoe Cove RV Resort(2)	RV	Bradenton	FL	420	60	100.0%		100.0%
Indian Creek	MH	Ft. Myers Beach	FL	60	—	100.0%		—%	(4)
Indian Creek RV Resort(2)	RV	Ft. Myers Beach	FL	330	220	100.0%		—%	(4)
Island Lakes	MH	Merritt Island	FL	300	—	100.0%		100.0%
King's Lake	MH	DeBary	FL	250	—	100.0%		100.0%
Kings Manor	MH	Lakeland	FL	240	—	97.1%		98.7%
Kings Pointe	MH	Lake Alfred	FL	230	—	100.0%		100.0%
Kissimmee Gardens	MH	Kissimmee	FL	240	—	100.0%		99.6%
Kissimmee South	MH	Davenport	FL	140	—	98.6%		96.5%
Kissimmee South RV Resort(2)	RV	Davenport	FL	160	30	100.0%		100.0%
La Costa Village	MH	Port Orange	FL	660	—	100.0%		100.0%
Lake Juliana Landings	MH	Auburndale	FL	270	—	99.3%		99.3%
Lake San Marino RV Park(2)	RV	Naples	FL	320	80	100.0%		100.0%
Lakeland(2)	RV	Lakeland	FL	230	10	100.0%		100.0%
Lakeshore Landings	MH	Orlando	FL	310	—	99.7%		99.7%
Lakeshore Villas	MH	Tampa	FL	280	—	99.3%		99.6%
Lamplighter	MH	Port Orange	FL	260	—	99.2%		99.2%
Majestic Oaks(2)	RV	Zephyrhills	FL	240	20	100.0%		100.0%
Marco Naples(2)	RV	Naples	FL	220	80	100.0%		100.0%
Meadowbrook Village	MH	Tampa	FL	260	—	100.0%		100.0%
Mill Creek	MH	Kissimmee	FL	30	—	100.0%		100.0%
Mill Creek RV Resort	RV	Kissimmee	FL	150	—	100.0%		100.0%
North Lake(2)	RV	Moore Haven	FL	240	40	100.0%		100.0%
Oakview Estates	MH	Arcadia	FL	120	—	97.5%		92.4%
Ocean Breeze Resort - Jensen Beach	MH	Jensen Beach	FL	360	—	85.2%	(1)	87.5%	(1)
Ocean Breeze Resort - Jensen Beach RV Resort(2)	RV	Jensen Beach	FL	40	70	100.0%		100.0%
Ocean Breeze - Marathon	MH	Marathon	FL	50	—	100.0%		100.0%
Ocean Breeze - Marathon RV Resort	RV	Marathon	FL	—	—	N/A	(5)	N/A	(5)
Ocean View	MH	Jensen Beach	FL	70	—	32.4%	(1)	11.3%	(1)
Orange City	MH	Orange City	FL	—	—	100.0%		100.0%
Orange City RV Resort(2)	RV	Orange City	FL	520	10	100.0%		100.0%
Orange Tree Village	MH	Orange City	FL	250	—	100.0%		100.0%
Paddock Park South	MH	Ocala	FL	190	—	87.2%		84.6%
Palm Key Village	MH	Davenport	FL	200	—	99.5%		100.0%
Palm Village	MH	Bradenton	FL	150	—	98.6%		100.0%
Park Place	MH	Sebastian	FL	480	—	97.9%		97.9%
Park Royale	MH	Pinellas Park	FL	310	—	99.7%		99.0%
Pecan Park(2)	RV	Jacksonville	FL	180	150	100.0%		100.0%
Pelican Bay	MH	Micco	FL	220	—	96.8%		97.7%
Pleasant Lake RV Resort(2)	RV	Bradenton	FL	330	10	100.0%		100.0%
Rainbow	MH	Frostproof	FL	40	—	100.0%		100.0%

SUN COMMUNITIES, INC.

Property Name	Segment	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2024	Transient RV Sites as of 12/31/2024	Occupancy as of 12/31/2024		Occupancy as of 12/31/2023
Rainbow RV Resort	RV	Frostproof	FL	460	—	100.0%		100.0%
Rainbow Village Largo(2)	RV	Largo	FL	280	20	100.0%		100.0%
Rainbow Village Zephyrhills(2)	RV	Zephyrhills	FL	370	10	100.0%		100.0%
Red Oaks	MH	Bushnell	FL	100	—	91.3%		92.2%
Red Oaks RV Resort(2)	RV	Bushnell	FL	720	190	100.0%		100.0%
Regency Heights	MH	Clearwater	FL	390	—	99.5%		100.0%
Riverside Club	MH	Ruskin	FL	730	—	97.7%		96.7%
Royal Country	MH	Miami	FL	860	—	99.9%		99.9%
Royal Palm Village	MH	Haines City	FL	400	—	90.4%		88.9%
Saddle Oak Club	MH	Ocala	FL	380	—	99.7%		99.7%
Saralake Estates	MH	Sarasota	FL	200	—	98.5%		100.0%
Savanna Club	MH	Port St. Lucie	FL	1,080	—	98.6%		98.1%
Serendipity	MH	North Fort Myers	FL	340	—	95.9%		90.5%
Settler's Rest(2)	RV	Zephyrhills	FL	330	50	100.0%		100.0%
Shadow Wood Village	MH	Hudson	FL	260	—	98.5%		96.9%
Shady Road Villas	MH	Ocala	FL	130	—	96.1%		95.3%
Shell Creek	MH	Punta Gorda	FL	50	—	90.7%		92.6%
Shell Creek RV Resort(2)	RV	Punta Gorda	FL	150	20	100.0%		100.0%
Siesta Bay(2)	RV	Ft. Myers	FL	190	290	100.0%		—%	(4)
Southern Charm	MH	Zephyrhills	FL	—	—	100.0%		100.0%
Southern Charm RV Resort(2)	RV	Zephyrhills	FL	460	40	100.0%		100.0%
Southern Leisure RV Resort(2)	RV	Chiefland	FL	470	30	100.0%		100.0%
Southport Springs Golf & Country Club	MH	Zephyrhills	FL	550	—	99.6%		99.5%
Spanish Main	MH	Thonotosassa	FL	60	—	96.4%		98.2%
Spanish Main RV Resort(2)	RV	Thonotosassa	FL	260	20	100.0%		100.0%
Stonebrook	MH	Homosassa	FL	220	—	93.5%	(1)	94.0%	(1)
Sun Outdoors Islamorada	MH	Islamorada	FL	60	—	57.1%	(5)	42.9%	(5)
Sun Outdoors Islamorada RV Resort(2)	RV	Islamorada	FL	—	90	100.0%		100.0%
Sun Outdoors Key Largo(2)	RV	Key Largo	FL	10	30	100.0%		100.0%
Sun Outdoors Marathon(2)	RV	Marathon	FL	10	80	100.0%		100.0%
Sun Outdoors Panama City Beach	MH	Panama City Beach	FL	40	—	100.0%		100.0%
Sun Outdoors Panama City Beach RV Resort(2)	RV	Panama City Beach	FL	10	140	100.0%		N/A
Sun Outdoors Sarasota(2)	RV	Sarasota	FL	1,180	340	100.0%		100.0%
Sun Outdoors St. Augustine(2)	RV	St. Augustine	FL	50	120	100.0%		N/A
Sun Outdoors Sugarloaf Key(2)(3)	RV	Summerland Key	FL	—	190	N/A		N/A
Sun Retreats Crystal River(2)	RV	Crystal River	FL	330	70	100.0%		100.0%
Sun Retreats Daytona Beach(2)	RV	Port Orange	FL	160	70	100.0%		100.0%
Sun Retreats Dunedin(2)	RV	Dunedin	FL	160	80	100.0%		100.0%
Sun Retreats Estero Bay(2)	RV	Fort Myers	FL	270	30	100.0%		100.0%
Sun Retreats Fort Myers Beach(2)	RV	Ft. Myers	FL	110	150	100.0%		N/A	(4)
Sun Retreats Homosassa River(2)	RV	Homosassa Springs	FL	110	110	100.0%		100.0%
Sun Retreats Lake Josephine	RV	Sebring	FL	180	—	100.0%		100.0%
Sun Retreats Naples(2)	RV	Naples	FL	150	20	100.0%		100.0%
Sun Retreats Naples East(2)	RV	Naples	FL	270	30	100.0%		100.0%
Sun Retreats Ocala Orange Lake(2)	RV	Citra	FL	360	50	100.0%		100.0%
Sun Retreats Orlando ChampionsGate	MH	Davenport	FL	40	—	65.1%	(1)	67.4%	(1)
Sun Retreats Orlando ChampionsGate RV Resort(2)	RV	Davenport	FL	120	130	100.0%		100.0%
Suncoast Gateway	MH	Port Richey	FL	170	—	98.8%		98.8%
Sunlake Estates	MH	Grand Island	FL	420	—	97.8%		97.3%
Sunset Harbor at Cow Key Marina	MH	Key West	FL	80	—	98.7%		98.7%

SUN COMMUNITIES, INC.

Property Name	Segment	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2024	Transient RV Sites as of 12/31/2024	Occupancy as of 12/31/2024		Occupancy as of 12/31/2023
Sweetwater(2)	RV	Zephyrhills	FL	240	50	100.0%		100.0%
Tallowwood Isle	MH	Coconut Creek	FL	280	—	97.8%		97.1%
Tampa East	MH	Dover	FL	30	—	100.0%		100.0%
Tampa East RV Resort(2)	RV	Dover	FL	650	20	100.0%		100.0%
The Hamptons Golf & Country Club	MH	Auburndale	FL	830	—	99.4%		99.9%
The Hideaway	MH	Key West	FL	10	—	100.0%		100.0%
The Hills	MH	Apopka	FL	100	—	100.0%		99.0%
The Landings at Lake Henry	MH	Haines City	FL	390	—	100.0%		99.5%
The Ridge	MH	Davenport	FL	480	—	98.5%		99.4%
The Valley	MH	Apopka	FL	150	—	100.0%		100.0%
ThemeWorld	MH	Davenport	FL	130	—	68.2%		N/A
ThemeWorld RV Resort(2)	RV	Davenport	FL	130	130	100.0%		100.0%
Three Lakes(2)	RV	Hudson	FL	290	20	100.0%		100.0%
Tranquility MHC	MH	Bushnell	FL	30	—	52.0%		48.0%
Vista del Lago	MH	Bradenton	FL	140	—	97.8%		99.3%
Vista del Lago RV Resort	RV	Bradenton	FL	40	—	100.0%		100.0%
Vizcaya Lakes	MH	Port Charlotte	FL	120	—	86.0%		88.9%
Walden Woods I	MH	Homosassa	FL	210	—	100.0%		100.0%
Walden Woods II	MH	Homosassa	FL	210	—	100.0%		100.0%
Water Oak Country Club Estates	MH	Lady Lake	FL	1,610	—	81.4%	(1)	80.0%	(1)
Waters Edge(2)	RV	Zephyrhills	FL	200	20	100.0%		100.0%
Westside Ridge	MH	Auburndale	FL	220	—	100.0%		100.0%
Windmill Village	MH	Davenport	FL	510	—	99.6%		99.8%
Woodlands at Church Lake	MH	Groveland	FL	290	—	94.4%		92.7%
Florida Total				41,470	3,980	97.9%		97.7%

Virginia
Jellystone Park™ Chincoteague Island(2)(3)	RV	Chincoteague	VA	50	300	100.0%		100.0%
Jellystone Park™ at Luray(2)(3)	RV	East Luray	VA	—	240	100.0%		N/A
Jellystone Park™ at Natural Bridge(2)(3)	RV	Natural Bridge Station	VA	70	210	100.0%		100.0%
Pine Ridge	MH	Prince George	VA	380	—	100.0%		99.7%
Sun Outdoors Cape Charles(2)(3)	RV	Cape Charles	VA	70	600	100.0%		100.0%
Sun Outdoors Chesapeake Bay(2)(3)	RV	Temperanceville	VA	100	150	100.0%		N/A
Sun Outdoors Chincoteague Bay(2)(3)	RV	Chincoteague	VA	20	190	100.0%		N/A	(1)
Sun Retreats Gwynn's Island(2)	RV	Gwynn	VA	120	10	100.0%		100.0%
Sun Retreats New Point	RV	New Point	VA	320	—	100.0%		100.0%
Sun Retreats Shenandoah Valley(2)	RV	Stuarts Draft	VA	490	100	100.0%		100.0%
Sunset Beach RV Resort(2)(3)	RV	Cape Charles	VA	50	240	100.0%		100.0%
Virginia Total				1,670	2,040	100.0%		99.9%

SOUTHWEST
California
49'er Village(2)	RV	Plymouth	CA	130	200	100.0%		100.0%
Alta Laguna	MH	Rancho Cucamonga	CA	300	—	100.0%		100.0%
Bel Air Estates	MH	Menifee	CA	200	—	91.9%		89.9%
Caliente Sands	MH	Cathedral City	CA	120	—	99.2%		99.2%
Cisco Grove Campground & RV(2)(3)	RV	Emigrant Gap	CA	—	60	N/A		100.0%
El Capitan Canyon(2)(3)	RV	Goleta	CA	—	160	N/A		N/A
El Capitan Horse Ranch	RV	Goleta	CA	—	—	N/A	(1)	N/A	(1)
Forest Springs	MH	Grass Valley	CA	370	—	96.2%		93.3%	(1)

SUN COMMUNITIES, INC.

Property Name	Segment	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2024	Transient RV Sites as of 12/31/2024	Occupancy as of 12/31/2024		Occupancy as of 12/31/2023
Friendly Village of La Habra	MH	La Habra	CA	330	—	100.0%		100.0%
Friendly Village of Modesto	MH	Modesto	CA	290	—	99.3%		99.3%
Friendly Village of Simi	MH	Simi Valley	CA	220	—	100.0%		100.0%
Friendly Village of West Covina	MH	West Covina	CA	160	—	100.0%		99.4%
Heritage	MH	Temecula	CA	200	—	100.0%		100.0%
Indian Wells(2)	RV	Indio	CA	190	150	100.0%		100.0%
Jellystone Park™ at Tower Park(2)(3)	RV	Lodi	CA	—	360	100.0%		N/A
Lakefront	MH	Lakeside	CA	290	—	99.7%		100.0%
Lakeview Estates	MH	Yucaipa	CA	300	—	100.0%		99.7%
Lazy J Ranch	MH	Arcata	CA	220	—	100.0%		99.1%
Lemon Wood	MH	Ventura	CA	230	—	100.0%		100.0%
Napa Valley	MH	Napa	CA	260	—	99.6%		99.6%
Oak Creek	MH	Coarsegold	CA	200	—	100.0%		100.0%
Ocean West	MH	McKinleyville	CA	130	—	99.2%		99.2%
Palos Verdes Shores MH & Golf Community	MH	San Pedro	CA	240	—	100.0%		100.0%
Pembroke Downs	MH	Chino	CA	160	—	100.0%		100.0%
Pismo Dunes Resort	RV	Pismo Beach	CA	330	—	100.0%		100.0%
Rancho Alipaz	MH	San Juan Capistrano	CA	130	—	100.0%		100.0%
Rancho Caballero	MH	Riverside	CA	300	—	100.0%		99.3%
Royal Palms	MH	Cathedral City	CA	440	—	99.1%		99.1%
Royal Palms RV Resort	RV	Cathedral City	CA	40	—	100.0%		100.0%
Sun Outdoors Central Coast Wine Country(2)	RV	Paso Robles	CA	—	200	N/A		N/A
Sun Outdoors Paso Robles(2)(3)	RV	Paso Robles	CA	—	330	N/A		N/A
Sun Outdoors San Diego Bay(3)	MH	San Diego	CA	—	—	N/A	(1)	N/A	(1)
Sun Outdoors San Diego Bay RV Resort(2)(3)	RV	San Diego	CA	—	250	N/A		N/A
Sun Outdoors Santa Barbara(2)(3)	RV	Goleta	CA	—	100	N/A		N/A
Sunrise Estates	MH	Banning	CA	180	—	95.0%		91.7%	(1)
The Colony	MH	Oxnard	CA	150	—	100.0%		100.0%
Vallecito	MH	Newbury Park	CA	300	—	100.0%		100.0%
Victor Villa	MH	Victorville	CA	290	—	100.0%		98.6%
Vines(2)	RV	Paso Robles	CA	90	30	100.0%		100.0%
Vista del Lago	MH	Scotts Valley	CA	200	—	100.0%		99.5%
California Total				6,990	1,840	99.3%		98.8%

Arizona
Blue Star	MH	Apache Junction	AZ	—	—	100.0%		100.0%
Blue Star	RV	Apache Junction	AZ	140	—	100.0%		100.0%
Brentwood West	MH	Mesa	AZ	350	—	99.4%		100.0%
Buena Vista	MH	Buckeye	AZ	400	—	99.3%		98.3%
Desert Harbor	MH	Apache Junction	AZ	210	—	100.0%		99.5%
La Casa Blanca	MH	Apache Junction	AZ	200	—	100.0%		99.5%
Leaf Verde(2)	RV	Buckeye	AZ	270	110	100.0%		100.0%
Lost Dutchman	MH	Apache Junction	AZ	230	—	93.4%	(1)	92.0%	(1)
Lost Dutchman RV Resort	RV	Apache Junction	AZ	—	—	N/A		N/A
Mountain View	MH	Mesa	AZ	170	—	99.4%		97.1%
Palm Creek Resort & Residences	MH	Casa Grande	AZ	510	—	84.6%	(1)	82.0%	(1)
Palm Creek Resort & Residences RV Resort(2)	RV	Casa Grande	AZ	1,130	700	100.0%		100.0%
Rancho Mirage	MH	Apache Junction	AZ	310	—	100.0%		99.7%

SUN COMMUNITIES, INC.

Property Name	Segment	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2024	Transient RV Sites as of 12/31/2024	Occupancy as of 12/31/2024		Occupancy as of 12/31/2023
Sun Valley	MH	Apache Junction	AZ	270	—	99.6%		98.1%
Arizona Total				4,190	810	97.6%		96.9%

Colorado
Cave Creek	MH	Evans	CO	450	—	100.0%		99.8%
Eagle Crest	MH	Firestone	CO	440	—	99.8%		99.5%
Jellystone Park™ at Larkspur(2)(3)	RV	Larkspur	CO	—	540	N/A		N/A
North Point Estates	MH	Pueblo	CO	110	—	97.2%		99.1%
Skyline	MH	Fort Collins	CO	170	—	99.4%		100.0%
Smith Creek Crossing	MH	Granby	CO	310	—	48.4%	(1)	43.2%	(1)
Sun Outdoors Rocky Mountains	MH	Granby	CO	40	—	100.0%		100.0%
Sun Outdoors Rocky Mountains RV Resort(2)	RV	Granby	CO	10	410	100.0%		100.0%
Swan Meadow Village	MH	Dillon	CO	180	—	100.0%		100.0%
The Foothills	MH	Fort Collins	CO	—	—	N/A	(1)	N/A	(1)
The Grove at Alta Ridge	MH	Thornton	CO	410	—	100.0%		99.8%
Timber Ridge	MH	Ft. Collins	CO	590	—	99.7%		99.1%
Willow Crossing	MH	Fort Lupton	CO	220	—	49.8%	(1)	11.9%	(1)
Colorado Total				2,930	950	90.5%		87.0%

NORTHEAST
Connecticut
Beechwood	MH	Killingworth	CT	300	—	98.7%		98.7%
Cedar Springs	MH	Southington	CT	190	—	98.9%		98.4%
Forest Hill	MH	Southington	CT	190	—	97.9%		99.5%
Grove Beach	MH	Westbrook	CT	140	—	99.3%		100.0%
Hillcrest	MH	Uncasville	CT	210	—	99.5%		99.0%
Lakeside	MH	Terryville	CT	80	—	100.0%		96.1%
Lakeview CT	MH	Danbury	CT	180	—	98.3%		97.2%
Laurel Heights	MH	Uncasville	CT	50	—	91.8%		91.8%
Marina Cove	MH	Uncasville	CT	20	—	92.0%		92.0%
Millwood	MH	Uncasville	CT	40	—	48.9%	(1)	31.1%	(1)
New England Village	MH	Westbrook	CT	60	—	100.0%		100.0%
Oak Grove	MH	Plainville	CT	40	—	93.3%		93.3%
Rolling Hills	MH	Storrs	CT	200	—	85.5%		82.0%
Sun Outdoors Mystic(2)	RV	Old Mystic	CT	60	90	100.0%		100.0%
Three Gardens	MH	Southington	CT	130	—	97.0%		98.5%
Yankee Village	MH	Old Saybrook	CT	20	—	100.0%		100.0%
Connecticut Total				1,910	90	95.8%		95.0%

Maine
Augusta Village	MH	Augusta	ME	60	—	96.6%		94.9%
Birch Hill Estates	MH	Bangor	ME	380	—	98.9%		99.5%
Hancock Heights Estates	MH	Hancock	ME	110	—	100.0%		97.3%
Holiday Park Estates	MH	Bangor	ME	220	—	98.6%		97.7%
Jellystone Park™ Androscoggin Lake(2)(3)	RV	North Monmouth	ME	50	160	100.0%		100.0%
Maplewood Manor	MH	Brunswick	ME	300	—	98.6%		98.3%
Merrymeeting	MH	Brunswick	ME	40	—	100.0%		100.0%
Norway Commons	MH	Norway	ME	260	—	79.4%	(1)	74.0%	(1)
Riverside Drive Park	MH	Augusta	ME	160	—	98.2%		92.6%
Sun Outdoors Old Orchard Beach Downtown(2)	RV	Old Orchard Beach	ME	100	210	100.0%		100.0%

SUN COMMUNITIES, INC.

Property Name	Segment	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2024	Transient RV Sites as of 12/31/2024	Occupancy as of 12/31/2024	Occupancy as of 12/31/2023
Sun Outdoors Saco Old Orchard Beach(2)	RV	Saco	ME	40	150	100.0%	100.0%
Sun Outdoors Wells Beach(2)(3)	RV	Wells	ME	30	200	100.0%	N/A
Sun Retreats Wild Acres(2)	RV	Old Orchard Beach	ME	400	230	100.0%	100.0%
Sun Retreats Old Orchard Beach(2)	RV	Old Orchard Beach	ME	260	30	100.0%	100.0%
Town & Country Village	MH	Lisbon	ME	140	—	98.6%	98.6%
Maine Total				2,550	980	97.2%	96.0%

New Jersey
Cape May Crossing	MH	Cape May	NJ	30	—	100.0%	100.0%
Deep Run	MH	Cream Ridge	NJ	240	—	100.0%	100.0%
Jellystone Park™ South Jersey(2)(3)	RV	Williamstown	NJ	80	150	100.0%	100.0%
Shady Pines	MH	Galloway Township	NJ	40	—	100.0%	100.0%
Shady Pines RV Resort(2)	RV	Galloway Township	NJ	80	10	100.0%	100.0%
Sun Outdoors Cape May(2)(3)	RV	Cape May	NJ	110	200	100.0%	100.0%
Sun Retreats Avalon(2)	RV	Cape May Court House	NJ	470	60	100.0%	100.0%
Sun Retreats Cape May Wildwood(2)	RV	Cape May	NJ	500	130	100.0%	100.0%
Sun Retreats Long Beach Island(2)	RV	Barnegat	NJ	180	30	100.0%	100.0%
Sun Retreats Pleasant Acres Farm(2)	RV	Sussex	NJ	160	140	100.0%	100.0%
Sun Retreats Sea Isle(2)	RV	Clermont	NJ	700	10	100.0%	100.0%
Sun Retreats Seashore(2)	RV	Cape May	NJ	470	210	100.0%	100.0%
New Jersey Total				3,060	940	100.0%	100.0%

New York
Cherrywood	MH	Clinton	NY	180	—	100.0%	98.9%
Jellystone Park™ at Birchwood Acres(3)	MH	Greenfield Park	NY	—	—	100.0%	100.0%
Jellystone Park™ at Birchwood Acres RV Resort(2)(3)	RV	Greenfield Park	NY	140	170	100.0%	100.0%
Jellystone Park™ Lazy River(2)(3)	RV	Gardiner	NY	20	320	100.0%	100.0%
Jellystone Park™ of Western New York(2)(3)	RV	North Java	NY	20	340	100.0%	100.0%
Kittatinny Campground & RV Resort(2)(3)	RV	Barryville	NY	—	540	N/A	N/A
Parkside Village	MH	Cheektowaga	NY	160	—	98.7%	99.4%
Sky Harbor	MH	Cheektowaga	NY	520	—	97.7%	98.7%
Sun Outdoors Association Island(2)	RV	Henderson	NY	40	270	100.0%	100.0%
Sun Retreats Adirondack Gateway	RV	Gansevoort	NY	340	—	100.0%	100.0%
The Villas at Calla Pointe	MH	Cheektowaga	NY	120	—	100.0%	100.0%
New York Total				1,540	1,640	99.0%	99.3%

OTHER
Sun Outdoors Orange Beach(2)	RV	Orange Beach	AL	—	500	N/A	N/A
Fort Dupont(3)	RV	Delaware City	DE	—	—	N/A	N/A
High Point Park	MH	Frederica	DE	410	—	99.3%	98.3%
Jellystone Park™ at Delaware Beaches(2)(3)	RV	Delaware City	DE	40	230	100.0%	N/A
Sea Air Village	MH	Rehoboth Beach	DE	380	—	98.9%	99.2%
Sea Air Village RV Resort(2)	RV	Rehoboth Beach	DE	120	20	100.0%	100.0%
Sun Outdoors Rehoboth Bay(2)(3)	RV	Millsboro	DE	40	250	100.0%	100.0%
Sun Retreats Rehoboth Bay	MH	Millsboro	DE	200	—	100.0%	100.0%
Sun Retreats Rehoboth Bay RV Resort	RV	Millsboro	DE	300	—	100.0%	100.0%
Countryside Village of Atlanta	MH	Lawrenceville	GA	260	—	99.6%	98.9%
Countryside Village of Gwinnett	MH	Buford	GA	330	—	100.0%	100.0%
Countryside Village of Lake Lanier	MH	Buford	GA	550	—	99.8%	99.6%

SUN COMMUNITIES, INC.

Property Name	Segment	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2024	Transient RV Sites as of 12/31/2024	Occupancy as of 12/31/2024		Occupancy as of 12/31/2023
Wymberly	MH	Martinez	GA	280	—	87.7%	(1)	81.9%	(1)
Maple Brook	MH	Matteson	IL	440	—	99.1%		99.3%
Oak Ridge	MH	Manteno	IL	430	—	99.3%		99.5%
Sun Retreats Millbrook(2)	RV	Millbrook	IL	150	240	100.0%		100.0%
Sun Retreats Rock River(2)	RV	Hillsdale	IL	280	220	100.0%		100.0%
Jellystone Park™ at Mammoth Cave(2)(3)	RV	Cave City	KY	20	290	100.0%		N/A
Sun Outdoors New Orleans North Shore(2)(3)	RV	Ponchatoula	LA	10	270	100.0%		N/A
Sun Retreats Cape Cod(2)	RV	East Falmouth	MA	110	150	100.0%		100.0%
Sun Retreats Dennis Port(2)	RV	Dennisport	MA	240	10	100.0%		100.0%
Sun Retreats Peters Pond(2)	RV	Sandwich	MA	380	30	100.0%		100.0%
Hyde Park	MH	Easton	MD	240	—	98.8%		99.6%
Jellystone Park™ Williamsport(2)(3)	RV	Williamsport	MD	10	230	100.0%		N/A
Southside Landing	MH	Cambridge	MD	100	—	99.0%		100.0%
Sun Outdoors Frontier Town(2)(3)	RV	Berlin	MD	60	630	100.0%		100.0%
Sun Outdoors Ocean City(2)(3)	RV	Berlin	MD	10	390	100.0%		100.0%
Sun Outdoors Ocean City Gateway(2)(3)	RV	Whaleyville	MD	40	170	100.0%		100.0%
Jellystone Park™ at Memphis(2)(3)	RV	Horn Lake	MS	10	150	100.0%		N/A
Sun Outdoors Yellowstone North(2)(3)	RV	Gardiner	MT	—	70	N/A		N/A
Coastal Estates	MH	Hampstead	NC	150	—	98.7%		94.8%	(1)
Glen Laurel	MH	Concord	NC	260	—	98.8%		98.8%
Jellystone Park™ at Golden Valley(2)(3)	RV	Bostic	NC	—	360	100.0%		N/A
Meadowbrook	MH	Charlotte	NC	320	—	99.7%		99.7%
Sun Retreats Nantahala(2)	RV	Sylva	NC	60	30	100.0%		100.0%
Stoneridge Villas	MH	Gardnerville	NV	—	—	N/A	(1)	N/A	(1)
Sun Villa Estates	MH	Reno	NV	320	—	100.0%		99.7%
Brook Ridge	MH	Hooksett	NH	90	—	100.0%		100.0%
Crestwood	MH	Concord	NH	320	—	99.7%		99.7%
Farmwood Village	MH	Dover	NH	160	—	100.0%		100.0%
Glen Ellis Family Campground(2)(3)	RV	Glen	NH	—	300	100.0%		N/A
Hannah Village	MH	Lebanon	NH	80	—	100.0%		100.0%
Hemlocks	MH	Tilton	NH	100	—	99.0%		100.0%
River Pines	MH	Nashua	NH	480	—	100.0%		99.6%
Strafford / Lake Winnipesaukee South KOA(2)(3)	RV	Strafford	NH	20	130	100.0%		100.0%
Sun Retreats Westward Shores(2)(3)	RV	West Ossipee	NH	440	60	100.0%		100.0%
Apple Creek	MH	Amelia	OH	180	—	99.4%		98.9%
East Fork Crossing	MH	Batavia	OH	350	—	99.7%		99.4%
Oakwood Village	MH	Miamisburg	OH	510	—	99.4%		99.0%
Orchard Lake	MH	Milford	OH	150	—	97.3%		99.3%
Sun Retreats Geneva on the Lake(2)	RV	Geneva on the Lake	OH	540	90	100.0%		100.0%
Westbrook Senior Village	MH	Toledo	OH	110	—	100.0%		100.0%
Westbrook Village	MH	Toledo	OH	340	—	97.4%		97.7%
Willowbrook Place	MH	Toledo	OH	270	—	99.6%		97.4%
Woodside Terrace	MH	Holland	OH	440	—	97.7%		96.4%
Pleasant Beach Campground	RV	Sherkston	ON	100	—	100.0%		100.0%
Sun Retreats Amherstburg(2)	RV	Amherstburg	ON	240	70	100.0%		100.0%
Sun Retreats Sherkston Shores(2)	RV	Sherkston	ON	1,720	240	100.0%		100.0%
Country Village Estates	MH	Oregon City	OR	520	—	100.0%		100.0%
Forest Meadows	MH	Philomath	OR	130	—	88.4%	(1)	72.9%	(1)
Sun Outdoors Bend(2)	RV	Bend	OR	—	120	N/A		N/A
Sun Outdoors Coos Bay(2)	RV	Coos Bay	OR	—	90	N/A		N/A

SUN COMMUNITIES, INC.

Property Name	Segment	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2024	Transient RV Sites as of 12/31/2024	Occupancy as of 12/31/2024		Occupancy as of 12/31/2023
Sun Outdoors Portland South(2)(3)	RV	Wilsonville	OR	—	130	N/A		N/A
Woodland Park Estates	MH	Eugene	OR	400	—	100.0%		100.0%
Countryside Estates	MH	Mckean	PA	300	—	97.4%		98.7%
Jellystone Park™ at Quarryville(2)(3)	RV	Quarryville	PA	—	260	100.0%		N/A
Pheasant Ridge	MH	Lancaster	PA	550	—	99.5%		99.6%
River Beach Campsites & RV(2)(3)	RV	Milford	PA	—	160	N/A		N/A
Sun Retreats Lancaster County(2)	RV	Narvon	PA	290	130	100.0%		100.0%
Country Lakes	MH	Little River	SC	140	—	100.0%		100.0%
Crossroads	MH	Aiken	SC	170	—	98.8%		94.0%	(1)
Crossroads RV Resort	RV	Aiken	SC	20	—	100.0%		100.0%
Lakeside Crossing	MH	Conway	SC	690	—	99.6%		98.4%
Ocean Pines	MH	Garden City	SC	580	—	99.8%		99.8%
Southern Palms	MH	Ladson	SC	190	—	99.5%		100.0%
Sun Outdoors Myrtle Beach(2)(3)	RV	Conway	SC	190	630	100.0%		100.0%
Sun Outdoors Pigeon Forge(2)(3)	RV	Sevierville	TN	50	260	100.0%		100.0%
Bear Lake Development Land	RV	Garden City	UT	—	—	N/A	(1)	N/A	(1)
Sun Outdoors Arches Gateway(2)	RV	Moab	UT	—	110	N/A		N/A
Sun Outdoors Canyonlands Gateway(2)	RV	Moab	UT	—	130	N/A		N/A
Sun Outdoors Garden City Utah(2)	RV	Garden City	UT	—	220	N/A		N/A
Sun Outdoors Moab Downtown(2)	RV	Moab	UT	—	130	N/A		N/A
Sun Outdoors North Moab(2)	RV	Moab	UT	—	190	N/A		N/A
Sun Outdoors Salt Lake City(2)	RV	North Salt Lake	UT	—	180	N/A		N/A
47 North	MH	Cle Elum	WA	—	—	N/A	(1)	N/A	(1)
Sun Outdoors Gig Harbor(2)	RV	Gig Harbor	WA	—	110	N/A		N/A
Sun Retreats Birch Bay(2)	RV	Blaine	WA	370	300	100.0%		100.0%
Fond du Lac East / Kettle Moraine KOA(2)	RV	Glenbeulah	WI	240	80	100.0%		100.0%
Other Total				18,020	8,360	99.3%		98.9%

NORTH AMERICA TOTAL				129,530	24,830	98.0%		97.4%

UNITED KINGDOM
England
Alberta(2)	UK	Whitstable, Kent	England	330	10	93.6%		94.5%
Amble Links	UK	Amble, Northumberland	England	670	—	84.2%		91.2%
Ashbourne Heights(2)	UK	Ashbourne, Derbyshire	England	120	90	93.4%		90.4%
Beauport	UK	Hastings, Sussex	England	820	—	89.5%		94.3%
Birchington Vale(2)	UK	Birchington, Kent	England	500	20	96.4%		97.3%
Bodmin Holiday Park (formerly Cornwall)(2)	UK	Bodmin, Cornwall	England	10	60	52.9%	(1)	69.2%	(1)
Bowland Fell(2)	UK	Skipton, Yorkshire	England	290	50	91.4%		86.0%
Broadland Sands(2)	UK	Lowestoft, Suffolk	England	460	150	94.4%		95.7%
Carlton Meres(2)	UK	Saxmundham, Suffolk	England	360	190	87.6%		89.3%
Chantry	UK	West Witton, Yorkshire	England	150	—	77.7%		79.1%
Chichester Lakeside(2)	UK	Chichester, Sussex	England	520	90	93.1%		94.2%
Coghurst Hall(2)	UK	Hastings, Sussex	England	500	20	88.4%		92.0%
Dawlish Sands	UK	Dawlish, Devon	England	170	—	89.8%		91.6%
Dovercourt(2)	UK	Harwich, Essex	England	560	140	88.8%		91.0%
Felixstowe Beach	UK	Felixstowe, Suffolk	England	340	—	93.2%		89.7%
Glendale(2)	UK	Wigton, Cumbria	England	330	50	77.3%		71.4%

SUN COMMUNITIES, INC.

Property Name	Segment	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2024	Transient RV Sites as of 12/31/2024	Occupancy as of 12/31/2024		Occupancy as of 12/31/2023
Golden Sands(2)	UK	Dawlish, Devon	England	310	140	85.0%		86.6%
Harts(2)	UK	Isle of Sheppey, Kent	England	470	160	85.9%		87.2%
Hedley Wood(2)	UK	Holsworthy, Devon	England	70	180	77.0%	(1)	66.7%	(1)
Henfold	UK	Dorking, Surrey	England	—	—	N/A	(1)	N/A	(1)
Hengar Manor(2)	UK	Bodmin, Cornwall	England	90	80	94.0%		80.9%
Malvern View(2)	UK	Stanford Bishop, Worcester	England	310	30	90.3%		87.2%
Marlie(2)	UK	Romney, Kent	England	390	140	91.3%		90.9%
New Beach(2)	UK	Dymchurch, Kent	England	560	80	90.6%		95.5%
Newhaven(2)	UK	Buxton, Derbyshire	England	80	130	82.7%		79.3%
Oaklands	UK	Clacton on Sea, Essex	England	290	—	89.8%		88.4%
Old Kerrow	UK	Ilfracombe, Devon	England	—	—	N/A	(1)	N/A	(1)
Oyster Bay	UK	Truro, Cornwall	England	160	—	77.1%		71.3%
Pakefield(2)	UK	Pakefield, Suffolk	England	290	30	88.3%		91.4%
Par Sands(2)	UK	Par, Cornwall	England	290	20	90.2%		92.6%
Pentire(2)	UK	Bude, Cornwall	England	120	20	94.9%		92.3%
Pevensey Bay(2)	UK	Pevensey Bay, Sussex	England	350	50	92.6%		89.5%
Polperro(2)	UK	Looe, Cornwall	England	80	60	70.3%		71.6%
Ribble Valley(2)	UK	Clitheroe, Lancashire	England	300	20	82.6%		80.2%
Rye Harbour	UK	Rye, Sussex	England	230	—	96.5%		89.3%
Sand le Mere(2)	UK	Hull, Yorkshire	England	680	220	86.5%		86.1%
Sandhills(2)	UK	Christchurch, Dorset	England	140	10	89.6%		88.8%
Sandy Bay(2)	UK	Canvey Island, Essex	England	420	30	90.2%		80.0%
Seaview(2)	UK	Whitstable, Kent	England	590	80	95.9%		95.6%
Seawick(2)	UK	Clacton on Sea, Essex	England	580	80	91.6%		93.5%
Solent Breezes(2)	UK	Fareham, Hampshire	England	250	10	90.2%		91.9%
St. Osyth Beach / Martello Beach(2)	UK	Clacton on Sea, Essex	England	930	150	92.2%		92.3%
Steeple Bay(2)	UK	Sothminster, Essex	England	440	90	91.8%		89.9%
Stowford(2)	UK	Ilfracombe, Devon	England	90	930	93.5%		N/A	(1)
Suffolk Sands	UK	Felixstowe, Suffolk	England	370	—	93.8%		94.4%
Tarka(2)	UK	Barnstaple, Devon	England	120	10	91.7%		87.3%
Trevella(2)	UK	Newquay, Cornwall	England	190	220	90.4%		88.0%
Waterside(2)	UK	Paignton, Devon	England	200	40	87.4%		87.4%
West Mersea(2)	UK	West Mersea, Essex	England	400	40	96.8%		96.8%
Winchelsea Sands(2)	UK	Winchelsea, Sussex	England	260	30	81.6%		85.1%
Wood Farm(2)	UK	Charmouth, Dorset	England	140	160	83.0%		83.1%
Yorkshire Dales	UK	Leyburn, Yorkshire	England	130	—	79.2%		83.9%
England Total				16,450	4,110	89.6%		89.6%

Scotland
Burghead / Lossiemouth / Silver Sands(2)	UK	Burghead, Moray	Scotland	620	190	90.3%		85.4%
Scotland Total				620	190	90.3%		85.4%

Wales
Brynteg(2)	UK	Llanryg, Caernafon	Wales	290	40	84.9%		92.5%
Plas Coch	UK	Llanedwen, Anglesey	Wales	330	—	95.7%		95.7%

SUN COMMUNITIES, INC.

Property Name	Segment	City / County (UK Only)	State / Country	MH and Annual RV Sites as of 12/31/2024	Transient RV Sites as of 12/31/2024	Occupancy as of 12/31/2024	Occupancy as of 12/31/2023
Wales Total				620	40	90.6%	94.2%

UNITED KINGDOM TOTAL				17,690	4,340	89.7%	89.6%

COMPANY TOTAL / AVERAGE				147,220	29,170	97.0%	96.4%
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
(4)Occupancy in these properties at December 31, 2023 reflects the redevelopment following asset impairments resulting from Hurricane Ian in October 2022.
(5)Occupancy in these properties at December 31, 2023 reflects the redevelopment following asset impairments resulting from Hurricane Irma in September 2017.

The following tables set forth certain information relating to our Safe Harbor branded marinas as of December 31, 2024.

Marina Property Name	City	State / Municipal	Wet Slips and Dry Storage Spaces as of 12/31/2024	Wet Slips and Dry Storage Spaces as of 12/31/2023
UNITED STATES
NORTHEAST
Connecticut
Bruce & Johnsons	Branford	CT	670	670
Dauntless(1)	Essex	CT	340	340
Dauntless Shipyard(1)	Essex	CT	—	—
Deep River	Deep River	CT	310	310
Essex Island(1)	Essex	CT	—	—
Ferry Point(2)	Old Saybrook	CT	300	140
Harbor House(3)	Stamford	CT	—	—
Mystic	Mystic	CT	260	260
Oak Leaf(2)(4)	Old Saybrook	CT	—	N/A
Pilots Point	Westbrook	CT	880	880
Port Milford(4)	Milford	CT	90	N/A
Stratford	Stratford	CT	210	210
Yacht Haven(3)	Stamford	CT	520	520
Connecticut Total			3,580	3,330

Rhode Island
Allen Harbor	North Kingstown	RI	180	180
Cove Haven	Barrington	RI	340	340
Cowesett(5)	Warwick	RI	1,190	1,190
Greenwich Bay	Warwick	RI	550	550
Island Park(6)	Portsmouth	RI	—	—
Jamestown Boatyard	Jamestown	RI	110	110
New England Boatworks	Portsmouth	RI	230	230
Newport Shipyard	Newport	RI	70	70
Sakonnet(6)	Portsmouth	RI	420	420
Silver Spring	Wakefield	RI	110	110
Wickford(7)	Wickford	RI	—	—
Wickford Cove(7)	Wickford	RI	260	260
Rhode Island Total			3,460	3,460

SUN COMMUNITIES, INC.

Marina Property Name	City	State / Municipal	Wet Slips and Dry Storage Spaces as of 12/31/2024	Wet Slips and Dry Storage Spaces as of 12/31/2023
New York
Capri	Port Washington	NY	370	370
Gaines	Rouses Point	NY	290	290
Glen Cove	Glen Cove	NY	540	540
Greenport(8)	Greenport	NY	370	420
Haverstraw	West Haverstraw	NY	900	900
Montauk Yacht Club	Montauk	NY	230	230
Post Road	Mamaroneck	NY	50	50
Stirling(8)	Greenport	NY	—	—
Willsboro Bay	Willsboro	NY	220	220
New York Total			2,970	3,020

Massachusetts
Edgartown	Edgartown	MA	120	120
Fiddler's Cove	North Falmouth	MA	200	200
Green Harbor	Marshfield	MA	200	200
Hawthorne Cove	Salem	MA	450	450
Marina Bay	Quincy	MA	740	700
Onset Bay	Buzzards Bay	MA	230	230
Plymouth	Plymouth	MA	200	200
Sunset Bay	Hull	MA	220	240
Vineyard Haven	Vineyard Haven	MA	180	180
Massachusetts Total			2,540	2,520

Maryland
Annapolis	Annapolis	MD	290	290
Bohemia Vista	Chesapeake Bay	MD	130	130
Carroll Island	Baltimore	MD	460	460
Great Oak Landing	Chestertown	MD	390	390
Hacks Point	Chesapeake Bay	MD	70	70
Narrows Point(9)	Grasonville	MD	390	390
Oxford	Oxford	MD	140	140
Podickory Point	Annapolis	MD	310	310
Zahnisers	Solomons	MD	220	300
Maryland Total			2,400	2,480

SOUTHEAST
Florida
Angler House	Islamorada	FL	20	20
Berth One Palm Beach(4)(10)	Riviera Beach	FL	—	N/A
Burnt Store	Punta Gorda	FL	910	910
Calusa Island	Goodland	FL	620	620
Cape Harbour	Cape Coral	FL	260	260
Emerald Coast	Niceville	FL	350	350
Harborage Yacht Club	Stuart	FL	310	310
Harbortown	Fort Pierce	FL	260	350
Islamorada	Islamorada	FL	260	260
Lauderdale Marine Center(11)	Fort Lauderdale	FL	130	130
Marathon	Marathon	FL	160	160
New Port Cove	Riviera Beach	FL	360	360
North Palm Beach	North Palm Beach	FL	120	120
Old Port Cove	North Palm Beach	FL	210	210

SUN COMMUNITIES, INC.

Marina Property Name	City	State / Municipal	Wet Slips and Dry Storage Spaces as of 12/31/2024	Wet Slips and Dry Storage Spaces as of 12/31/2023
Pier 77	Bradenton	FL	200	200
Pineland	Bokeelia	FL	260	260
Port Phoenix(12)	North Fort Myers	FL	—	—
Regatta Pointe	Palmetto	FL	320	370
Riviera Beach	Riviera Beach	FL	20	20
Siesta Key	Sarasota	FL	230	230
South Fork(11)	Fort Lauderdale	FL	—	—
West Palm Beach	West Palm Beach	FL	60	60
Florida Total			5,060	5,200

WEST
California
Anacapa Isle	Oxnard	CA	540	540
Ballena Isle	Alameda	CA	420	420
Bayfront	Chula Vista	CA	620	620
Cabrillo Isle	San Diego	CA	540	540
Emeryville	Emeryville	CA	460	460
Loch Lomond	San Rafael	CA	530	530
Marina Bay Yacht Harbor	Richmond	CA	800	800
Marina Village Yacht Harbor(4)	Alameda	CA	730	N/A
Shelter Island	San Diego	CA	60	60
South Bay	Chula Vista	CA	560	560
Sunroad	San Diego	CA	650	650
Ventura Harbor Fuel(4)(13)	Ventura	CA	—	N/A
Ventura Isle(13)	Ventura	CA	530	530
California Total			6,440	5,710

OTHER
Sportsman	Orange Beach	AL	770	760
Brady Mountain	Royal	AR	580	580
Aqualand	Flowery Branch	GA	1,630	1,570
Bahia Bleu	Thunderbolt	GA	260	260
Hideaway Bay	Flowery Branch	GA	690	690
Savannah Yacht Center	Savannah	GA	20	20
Trade Winds	Appling	GA	320	320
Beaver Creek	Monticello	KY	300	280
Burnside	Somerset	KY	350	350
Grider Hill	Albany	KY	710	710
Jamestown	Jamestown	KY	740	740
Wisdom Dock	Albany	KY	290	290
Great Island	Harpswell	ME	140	140
Kittery Point	Kittery	ME	60	60
Rockland	Rockland	ME	50	50
Belle Maer	Harrison Township	MI	540	550
Detroit River	Detroit	MI	470	470
Grand Isle	Grand Haven	MI	450	450
Great Lakes	Muskegon	MI	470	470
Jefferson Beach	St. Clair Shores	MI	780	900
Toledo Beach	La Salle	MI	580	580
Tower Marine	Douglas	MI	480	480
Aqua Yacht	Iuka	MS	590	590
Jarrett Bay Boatworks	Beaufort	NC	40	40

SUN COMMUNITIES, INC.

Marina Property Name	City	State / Municipal	Wet Slips and Dry Storage Spaces as of 12/31/2024	Wet Slips and Dry Storage Spaces as of 12/31/2023
Kings Point	Cornelius	NC	780	780
Outer Banks	Wanchese	NC	210	210
Peninsula Yacht Club	Cornelius	NC	480	480
Skippers Landing	Troutman	NC	390	390
South Harbour Village	Southport	NC	140	140
Westport	Denver	NC	620	620
Wentworth by the Sea	New Castle	NH	220	220
Crystal Point	Point Pleasant	NJ	170	170
Manasquan River	Brick Township	NJ	240	240
Lakefront	Port Clinton	OH	490	490
Sandusky	Sandusky	OH	550	550
Harbors View	Afton	OK	160	160
Port of San Juan(4)	San Juan	PR	10	N/A
Puerto del Rey	Fajardo	PR	1,610	1,610
Beaufort	Beaufort	SC	130	130
Bristol	Charleston	SC	190	190
Charleston City(14)	Charleston	SC	450	450
City Boatyard	Charleston	SC	220	220
Port Royal	Port Royal	SC	250	250
Port Royal Landing	Port Royal	SC	160	160
Reserve Harbor	Pawleys Island	SC	230	230
Skull Creek	Hilton Head	SC	190	190
Eagle Cove	Byrdstown	TN	110	80
Holly Creek	Celina	TN	310	310
Emerald Point	Austin	TX	590	590
Pier 121	Lewisville	TX	1,080	1,080
Walden	Montgomery	TX	390	390
Bluewater	Hampton	VA	200	200
Stingray Point	Deltaville	VA	220	220
Shelburne Shipyard	Shelburne	VT	210	210
Other Total			22,310	22,310

COMPANY TOTAL			48,760	48,030
(1)Wet slips and dry storage spaces from Dauntless Shipyard and Essex Island are grouped into Dauntless.
(2)Wet slips and dry storage spaces from Oak Leaf are grouped into Ferry Point.
(3)Wet slips and dry storage spaces from Harbor House are grouped into Yacht Haven.
(4)Property acquired during the year ended December 31, 2024.
(5)Wet slips and dry storage spaces from Apponaug Harbor are grouped into Cowesett.
(6)Wet slips and dry storage spaces from Island Park are grouped into Sakonnet.
(7)Wet slips and dry storage spaces from Wickford are grouped into Wickford Cove.
(8)Wet slips and dry storage spaces from Stirling are grouped into Greenport.
(9)Wet slips and dry storage spaces from Harrison Yacht Yard are grouped into Narrows Point.
(10)Wet slips and dry storage spaces from Berth One Palm Beach are grouped into Safe Harbor Rybovich.
(11)Wet slips and dry storage spaces from South Fork are grouped into Lauderdale Marine Center.
(12)Marina was converted to a development site, which is undergoing planning and permitting.
(13)Wet slips and dry storage spaces from Ventura Harbor Fuel are grouped into Venture Isle.
(14)Wet slips and dry storage spaces from Ashley Fuels are grouped into Charleston City.

SUN COMMUNITIES, INC.
ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

We are involved in various legal proceedings. Refer to "Legal Proceedings - Class Action Litigation" and "Other Legal Proceedings" in Note 16, "Commitments and Contingencies," in our accompanying Notes to the Consolidated Financial Statements.

Environmental Matters

Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed an applied threshold not to exceed $1.0 million. Applying this threshold, there are no environmental matters to disclose for the year ended December 31, 2024.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER
PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the New York Stock Exchange ("NYSE") since December 8, 1993, and trades under the symbol "SUI." On February 21, 2025, the closing share price of our common stock was $126.07 per share on the NYSE, and there were 667 holders of record of 127,378,160 outstanding shares of common stock.

On February 21, 2025, the following OP units of the Operating Partnership were outstanding:

OP Units	OP Units Issued and Outstanding	Exchangeable Shares of Common Stock
Series A-1 preferred OP units	171,429	418,120
Series A-3 preferred OP units	40,268	74,917
Series C preferred OP units	296,745	329,387
Series D preferred OP units	488,958	391,166
Series E preferred OP units	80,000	55,172
Series F preferred OP units	90,000	56,250
Series G preferred OP units	4,898	3,160
Series H preferred OP units	581,229	354,408
Series J preferred OP units	236,000	143,030
Series K preferred OP units	1,000,000	588,235
Series L preferred OP units	20,000	12,500
Common OP units	2,888,145	2,888,145
Total	5,897,672	5,314,490

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

SUN COMMUNITIES, INC.
Securities Authorized for Issuance Under Equity Compensation Plans

The following table reflects information about the securities authorized for issuance under our equity compensation plans as of December 31, 2024:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	—	$—	2,760,787
Total	—	$—	2,760,787

Recent Sales of Unregistered Securities

From time to time, we may issue shares of common stock or common OP units in exchange for OP units in accordance with the terms and provisions of the limited partnership agreement of the Operating Partnership. Such shares are issued based on the exchange ratios and formulas described in "Structure of the Company" under Part I, Item 1 of this Annual Report on Form 10-K. Below is the activity of conversions for the three months and year ended December 31, 2024:

		Three Months Ended		Year Ended
		December 31, 2024		December 31, 2024
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)	Units / Shares Converted	Common Stock(1)
Common OP units	1.0000	16,068	16,068	96,164	96,164
Series A-1 preferred OP units	2.4390	784	1,911	25,347	61,811
Series C preferred OP units	1.1100	—	—	9,103	10,104
Series G preferred OP units	0.6452	—	—	4,898	3,160
Series H preferred OP units	0.6098	—	—	9	5
Series J preferred OP units	0.6061	—	—	2,000	1,212
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.

All of the securities described above were issued in private placements in reliance on Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.

Purchases of Equity Securities

The following table summarizes our common stock repurchases during the three months ended December 31, 2024:

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1, 2024 - October 31, 2024	6,085	$133.42	—	$—
November 1, 2024 - November 30, 2024	752	$129.03	—	$—
December 1, 2024 - December 31, 2024	—	$—	—	$—
Total	6,837	$132.94	—	$—
(a)During the three months ended December 31, 2024, we withheld 6,837 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.

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

OVERVIEW AND OUTLOOK
We are a fully integrated REIT. As of December 31, 2024, we owned and operated, directly or indirectly, or had an interest in, a portfolio of 645 developed properties located in the U.S., Canada, and the UK including 288 MH communities, 166 RV communities, 138 marinas and 53 UK communities.

We have been in the business of acquiring, operating, developing and expanding MH and RV communities since 1975, marinas since 2020, and communities in the UK since 2022. We lease individual parcels of land, or sites, with utility access for the placement of manufactured homes and RVs to our MH, RV, and UK customers. Our MH communities are designed to offer affordable housing to individuals and families, while also providing certain amenities. In the U.S., we also market, sell, and lease new and pre-owned homes to current and future residents in our MH communities. The rental program operations within our MH communities support and enhance our occupancy levels, property performance, and cash flows. Our RV communities are designed to offer affordable vacation opportunities to individuals and families complemented by a diverse selection of high-quality amenities. The majority of our marinas are concentrated in coastal regions. Our marinas offer wet slip and dry storage space leases, end-to-end service (such as routine maintenance, repair, and winterization), fuel sales, and other high-end amenities. These services and amenities offer convenience and resort-quality experiences to our members and guests. In the UK, our Park Holidays communities are referred to as "holiday parks" and are located predominantly at irreplaceable seaside destinations in the south of England. We provide holiday home sales and associated site license activities to holiday homeowners in our communities.

Historically, a large component of our growth was driven by acquisitions as we opportunistically purchased high-quality MH, RV, Marina, and UK properties. With the benefit of our expanded portfolio, beginning in 2023, we shifted our strategy toward optimizing the value of our existing businesses through achieving strong rental rate growth and operating efficiencies, while still pursuing select new acquisition and expansion opportunities. This strategy continued in 2024 as we determined to divest non-strategic assets and focus on simplification of our operations and capital structure. During the year ended December 31, 2024, we sold 25 properties and three development properties for a total gross sales price of $476.8 million and commenced an internal restructuring initiative. We remain focused on maximizing Real property income, Same Property NOI growth, and Core FFO per share growth, which we believe will enhance long-term shareholder value.

Leadership Change

In November 2024, Gary A. Shiffman informed the Board of his intent to retire as CEO by no later than December 31, 2025. The Board of Directors has established a CEO Succession Planning Committee to conduct a comprehensive search process to identify a new CEO.

Catastrophic Event - Hurricanes Helene and Milton

In September and October 2024, Hurricane Helene and Hurricane Milton, respectively, made landfall in Florida and subsequently impacted several of our properties in the Southeastern and Mid-Atlantic regions of the U.S. During the year ended December 31, 2024, we recognized charges of $13.9 million for debris removal and clean-up at several of our MH and RV communities, and charges of $4.4 million for impaired assets at several of our marinas, which were recorded within Catastrophic event-related charges, net on the Consolidated Statements of Operations. We maintain property, casualty, flood, and business interruption insurance for our properties, subject to customary deductibles and limits.

SUN COMMUNITIES, INC.
EXECUTIVE SUMMARY

2024 General Overview

Key operational and financial highlights included the following:

•Total revenues for 2024 were $3.2 billion, consistent with 2023 total revenues.
•Net income attributable to SUI common shareholders was $89.0 million, as compared to a net loss attributable to SUI common shareholders of $213.3 million in the prior year, driven primarily by Same Property NOI generation and gains on dispositions of assets.
•Achieved annual Core FFO of $6.81 per diluted share and OP unit.
•Achieved Real property Same Property NOI growth of 6.7% for MH, 5.4% for Marina and 9.0% for the UK over 2023. For the RV segment, we experienced a decline in Same Property NOI growth of 2.8%, driven by lower than anticipated real property - transient revenues and an increase in supplies and repair expenses and other expenses.
•Increased Same Property adjusted blended occupancy for MH and RV by 160 basis points to 99.0% as compared to 97.4% in 2023.
•Entered into and settled all outstanding forward sale agreements with respect to 2,713,571 shares of common stock under our At the Market Offering Sales Agreement. Net proceeds of $361.7 million were used to repay borrowings outstanding under our senior credit facility.
•Closed an offering of underwritten senior unsecured notes of $500.0 million for net proceeds of $495.4 million of which a majority of the net proceeds were used to reduce floating-rate debt.
•Completed the disposition of non-strategic properties valued at $476.8 million in aggregate, including an exit from two states.
•Reduced our Net debt / trailing twelve month recurring EBITDA ratio to 6.0x as of December 31, 2024 (from 6.1x in the prior year) and reduced floating rate debt exposure to 8.6% as of December 31, 2024 (from 16.4% as of December 31, 2023).

Property Operations

Occupancy in our MH and annual RV properties, as well as our ability to increase rental rates, directly affect revenues. Our revenue streams are predominantly derived from customers renting our sites on a long-term basis. Our Same Property communities continue to achieve revenue and occupancy increases which drive continued NOI growth. Our Same Property marinas and UK communities achieved revenue increases which contributed to our NOI growth.

	Year Ended
Portfolio Information:	December 31, 2024	December 31, 2023	December 31, 2022
Occupancy % - Total Portfolio - MH and Annual RV Occupancy(1)	97.0%	96.4%	96.0%
Occupancy % - Same Property - Adjusted MH and Annual RV Occupancy(1)(2)(3)	99.0%	97.4%	96.6%
Core FFO per share	$6.81	$7.10	$7.35
Real property NOI - Total Portfolio (in millions)	$1,305.4	$1,249.4	$1,151.8
Real property NOI - Same Property (in millions) - MH, RV, and Marina(3)	$1,170.3	$1,124.8	$1,061.9
Real property NOI - Same Property (in millions) - UK	$76.0	$69.8	N/A
Home sales volume - North America	2,001	2,565	3,212
Home sales volume - UK(4)	2,948	2,857	2,343
(1) Occupancy percentage includes annual RV sites and excludes transient RV sites.
(2) Occupancy percentage excludes recently completed but vacant expansion sites.
(3) Same Property is based on the reported year end Same Property count for each respective year.
(4) UK amounts for the year ended December 31, 2022 cover the period from April 8, 2022 (date of acquisition) through December 31, 2022.

Acquisition Activity

During the year ended December 31, 2024, we acquired three marinas and three marina expansion assets with an aggregate of 925 wet slips and dry storage spaces for an aggregate purchase price of approximately $63.8 million. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for details of our acquisition activities.

SUN COMMUNITIES, INC.
Disposition Activity

Management continually evaluates properties within the portfolio for potential disposition opportunities. When a given property no longer fits our desired growth profile, we seek to redeploy capital to properties and geographies fit to provide greater future returns. From time to time, strategic reductions to the portfolio are necessary to reduce exposure to less desirable locations and support our long-term positioning. In 2024, we expanded our disposition program as part of our strategy to focus on simplification of our operations and capital structure.

During the year ended December 31, 2024, we sold 25 communities located in the U.S, Canada, and the U.K., with 6,526 sites for $426.6 million. In addition, we sold three development properties in the U.S. for total consideration of $50.2 million. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for details on the disposition activities.

Markets

Our MH and RV properties are largely concentrated in the U.S. in Florida, Michigan, Texas, and California, which collectively contain 63.9% of our total MH and RV sites. We have expanded our market share in multiple states through acquisitions and increased our property holdings in high-growth areas of the U.S. including retirement and vacation destinations. The age demographic of RV communities is attractive, as the population of retirement age adults in the U.S. is growing. RV communities have become a trending vacation opportunity not only for the retiree population, but as an affordable vacation alternative for families and millennials.

The majority of our marinas are concentrated in coastal regions, and other marinas are located in various inland regions. Our Marina properties are largely concentrated in the U.S. in Florida and California, which collectively contain 23.6% of our total wet slips and dry storage spaces.

Our UK properties are located in irreplaceable coastal destination locations that are a short drive from London and other urban locations. Our UK properties are largely concentrated in England, which contain 93.3% of our total holiday parks.

The following table identifies our largest MH and RV markets by total sites:

	December 31, 2024			December 31, 2023
Major Market	Number of Properties	Total Sites	% of Total Sites	Number of Properties	Total Sites	% of Total Sites
Florida	127	45,450	29.4%	129	44,410	28.1%
Michigan	85	33,530	21.7%	85	33,500	21.2%
California	37	8,830	5.7%	37	8,800	5.6%
Texas	29	10,910	7.1%	29	10,820	6.8%
Connecticut	16	2,000	1.3%	16	2,000	1.3%
Maine	15	3,530	2.3%	15	3,540	2.2%
Arizona	11	5,000	3.2%	13	5,510	3.5%
Indiana	11	3,960	2.6%	12	4,180	2.6%
New Jersey	11	4,000	2.6%	11	4,040	2.6%
Colorado	11	3,880	2.5%	11	3,890	2.5%
Virginia	10	3,710	2.4%	10	3,450	2.2%
New York	10	3,180	2.1%	10	2,940	1.9%
Other	81	26,380	17.1%	99	30,920	19.5%
Total	454	154,360	100.0%	477	158,000	100.0%

SUN COMMUNITIES, INC.
The following table identifies our largest marina markets by total wet slips and dry storage spaces:

	December 31, 2024			December 31, 2023
Major Market	Number of Properties	Wet Slips and Dry Storage Spaces	% Wet Slips and Dry Storage Spaces	Number of Properties	Wet Slips and Dry Storage Spaces	% Wet Slips and Dry Storage Spaces
Florida	21	5,060	10.4%	21	5,200	10.8%
California	12	6,440	13.2%	11	5,710	11.9%
Rhode Island	12	3,460	7.1%	12	3,460	7.2%
Connecticut	12	3,580	7.3%	11	3,330	6.9%
New York	9	2,970	6.1%	9	3,020	6.3%
Maryland	9	2,400	4.9%	9	2,480	5.2%
Massachusetts	9	2,540	5.2%	9	2,520	5.2%
Other	54	22,310	45.8%	53	22,310	46.5%
Total	138	48,760	100.0%	135	48,030	100.0%

The following table identifies our holiday park markets in the UK by total sites:

	December 31, 2024			December 31, 2023
Major Market	Number of Properties	Total Sites	% of Total Sites	Number of Properties	Total Sites	% of Total Sites
England	50	20,560	93.3%	49	19,610	92.0%
Scotland	1	810	3.7%	4	1,060	5.0%
Wales	2	660	3.0%	2	640	3.0%
Total	53	22,030	100.0%	55	21,310	100.0%

NON-GAAP FINANCIAL MEASURES
In addition to the results reported in accordance with GAAP in our "Results of Operations" below, we have provided information regarding net operating income ("NOI") and funds from operations ("FFO") as supplemental performance measures. We believe NOI and FFO are appropriate measures given their wide use by and relevance to investors and analysts following the real estate industry. NOI provides a measure of rental operations and does not factor in depreciation, amortization, and non-property specific expenses such as general and administrative expenses. FFO, reflecting the assumption that real estate values rise or fall with market conditions, principally adjusts for the effects of GAAP depreciation / amortization of real estate assets. In addition, NOI and FFO are commonly used in various ratios, pricing multiples / yields and returns and valuation calculations used to measure financial position, performance and value.

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

FFO

FFO is defined by the National Association of Real Estate Investment Trusts ("Nareit") as GAAP net income (loss), excluding gains (or losses) from sales of certain real estate assets, plus real estate related depreciation and amortization, impairments of certain real estate assets and investments, and after adjustments for unconsolidated partnerships and joint ventures. FFO is a non-GAAP financial measure that management believes is a useful supplemental measure of our operating performance. By excluding gains and losses related to sales of previously depreciated operating real estate assets, real estate related to impairment, and real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not readily apparent from GAAP net income (loss). Management believes the use of FFO has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful.

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

SUN COMMUNITIES, INC.
RESULTS OF OPERATIONS

Summary Statements of Operations

The following tables reconcile the Net Income / (Loss) attributable to Sun Communities, Inc. common shareholders to NOI and summarize our consolidated financial results for the years ended December 31, 2024, 2023, and 2022 (in millions):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net Income / (Loss) Attributable to SUI Common Shareholders	$89.0	$(213.3)	$242.0
Interest income	(20.7)	(45.4)	(35.2)
Brokerage commissions and other revenues, net	(40.2)	(60.6)	(34.9)
General and administrative	295.3	272.1	257.4
Catastrophic event-related charges, net	27.1	3.8	17.5
Business combination expense	0.4	3.0	24.7
Depreciation and amortization	680.7	660.0	601.8
Asset impairments	71.4	10.1	3.0
Goodwill impairment	180.8	369.9	—
Loss on extinguishment of debt (see Note 9)	1.4	—	4.4
Interest expense	350.4	325.8	229.8
Interest on mandatorily redeemable preferred OP units / equity	—	3.3	4.2
Loss on remeasurement of marketable securities (see Note 15)	—	16.0	53.4
(Gain) / loss on foreign currency exchanges	25.8	0.3	(5.4)
Gain on dispositions of properties	(202.9)	(11.0)	(12.2)
Other (income) / expense, net	(3.2)	7.5	2.1
Loss on remeasurement of notes receivable (see Note 4)	36.4	106.7	0.8
Income from nonconsolidated affiliates (see Note 7)	(9.5)	(16.0)	(2.9)
(Gain) / loss on remeasurement of investment in nonconsolidated affiliates (see Note 7)	(6.6)	4.2	2.7
Current tax expense (see Note 13)	4.3	14.5	10.3
Deferred tax benefit (see Note 13)	(39.6)	(22.9)	(4.2)
Add: Preferred return to preferred OP units / equity interests	12.8	12.3	11.0
Add: Income / (loss) attributable to noncontrolling interests	5.3	(8.1)	10.8
NOI	$1,458.4	$1,432.2	$1,381.1

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Real property NOI	$1,305.4	$1,249.4	$1,163.0
Home sales NOI	96.8	114.3	143.4
Service, retail, dining and entertainment NOI	56.2	68.5	74.7
NOI	$1,458.4	$1,432.2	$1,381.1

SUN COMMUNITIES, INC.
Seasonality of Revenue

The RV, Marina, and UK segments are seasonal and the results of operations in any one period may not be indicative of results in future periods.

In the RV segment, certain properties maintain higher occupancy during the summer months, while other properties maintain higher occupancy during the winter months. Based on the location of our properties with transient RV sites, our portfolio generally produces higher revenues between April and September than between October and March. In the UK segment, vacation rental sites generally produce higher revenues between March and October. The following table presents the seasonality of real property-transient revenue for the years ended December 31, 2024, 2023, and 2022:

	Real property - transient revenue (in millions)	For the Three Months Ended
Year		March 31	June 30	September 30	December 31	Total
2024	$296.4	12.7%	27.6%	46.6%	13.1%	100.0%
2023	$321.4	12.4%	27.8%	47.3%	12.5%	100.0%
2022	$334.5	12.7%	27.8%	45.8%	13.7%	100.0%

In the Marina segment, the majority of our wet slip and dry storage space leases have annual terms that are billed seasonally. Wet slip storage increases during the summer months for the boating season, whereas dry storage increases during the winter season as weather patterns require boat owners to store their vessels on dry docks or within covered racks. The following table presents the seasonality of Marina real property revenue for the years ended December 31, 2024, 2023, and 2022:

	Seasonal real property revenue (in millions)	For the Three Months Ended
Year		March 31	June 30	September 30	December 31	Total
2024	$371.6	21.0%	25.8%	28.1%	25.1%	100.0%
2023	$348.7	20.8%	25.9%	28.6%	24.7%	100.0%
2022	$310.2	20.1%	25.6%	29.0%	25.3%	100.0%

SUN COMMUNITIES, INC.
Real Property Operations - Total Portfolio

The following tables reflect certain financial and other information for our real estate operations by segment as of and for the years ended December 31, 2024 and 2023 (in millions, except for statistical information):

	Year Ended December 31, 2024					Year Ended December 31, 2023
Financial Information	MH	RV	Marinas	UK	Total	MH	RV	Marinas	UK	Total
Revenues
Real property (excluding transient)	$956.2	$318.8	$432.6	$132.2	$1,839.8	$906.1	$287.1	$406.8	$114.2	$1,714.2
Real property - transient	1.2	249.7	27.7	45.0	323.6	1.4	277.3	24.8	42.1	345.6
Total operating revenues	957.4	568.5	460.3	177.2	2,163.4	907.5	564.4	431.6	156.3	2,059.8
Expenses
Property operating expenses	314.1	275.6	170.2	98.1	858.0	296.9	265.1	158.8	89.6	810.4
Real Property NOI	$643.3	$292.9	$290.1	$79.1	$1,305.4	$610.6	$299.3	$272.8	$66.7	$1,249.4

	As of December 31, 2024					As of December 31, 2023
Other Information	MH	RV	Marinas	UK	Total	MH	RV	Marinas	UK	Total
Number of Properties	288	166	138	53	645	298	179	135	55	667
Sites, Wet Slips and Dry Storage Spaces
Sites, wet slips and dry storage spaces(a)	97,430	32,100	48,760	17,690	195,980	100,320	32,390	48,030	18,110	198,850
Transient sites	N/M	24,830	N/A	4,340	29,170	N/M	25,290	N/A	3,200	28,490
Total	97,430	56,930	48,760	22,030	225,150	100,320	57,680	48,030	21,310	227,340
Occupancy	97.3%	100.0%	N/A	89.7%	97.0%	96.6%	100.0%	N/A	89.5%	96.4%
N/M = Not meaningful.
N/A = Not applicable.
(a) MH annual sites included 11,214 and 10,237 rental homes in our Rental Program at December 31, 2024 and 2023, respectively. Our investment in occupied rental homes at December 31, 2024 was $783.0 million, an increase of 12.3% from $697.1 million at December 31, 2023.

For the year ended December 31, 2024, the $56.0 million, or 4.5% increase in Real Property NOI as compared to the same period in 2023, consists of an increase of $39.9 million from Same Property MH, an increase of $13.6 million from Same Property Marina, an increase of $6.2 million from Same Property UK, and an increase of $4.3 million, net from other recently acquired or developed properties, partially offset by a decrease of $8.0 million from Same Property RV.

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

In order to evaluate the growth of the Same Property portfolio, management has classified certain items differently than our GAAP statements. The reclassification difference between our GAAP statements and our Same Property portfolio is the reclassification of utility revenues from real property revenue to operating expenses. A significant portion of our utility charges are re-billed to our residents. Additionally, for the MH, RV, and UK segments, the amounts in the tables below reflect constant currency for comparative purposes. Additionally, prior period Canadian dollar and pound sterling currency figures have been translated at 2024 average exchange rates for constant currency comparability.

SUN COMMUNITIES, INC.
Real Property Operations - North America Same Property Portfolio

The following tables reflect certain financial and other information for our Same Property MH, RV, and Marina portfolios as of and for the years ended December 31, 2024 and 2023 (in millions, except for statistical information).

	Year Ended
	December 31, 2024				December 31, 2023				Total Change	% Change(c)
	MH(a)	RV(a)	Marina	Total	MH(a)	RV(a)	Marina	Total		MH	RV	Marina	Total(d)
Financial Information
Same Property Revenues
Real property (excluding transient)	$865.6	$281.3	$373.9	$1,520.8	$810.5	$253.3	$353.9	$1,417.7	$103.1	6.8%	11.1%	5.7%	7.3%
Real property - transient	1.2	222.4	26.8	250.4	1.3	249.9	24.5	275.7	(25.3)	(9.2)%	(11.0)%	9.2%	(9.2)%
Total Same Property operating revenues	866.8	503.7	400.7	1,771.2	811.8	503.2	378.4	1,693.4	77.8	6.8%	0.1%	5.9%	4.6%
Same Property Expenses
Same Property operating expenses(b)(d)	235.2	231.3	134.4	600.9	220.1	222.8	125.7	568.6	32.3	6.8%	3.8%	6.9%	5.7%
Real Property NOI(d)	$631.6	$272.4	$266.3	$1,170.3	$591.7	$280.4	$252.7	$1,124.8	$45.5	6.7%	(2.8)%	5.4%	4.1%
Other Information
Number of properties	283	150	127	560	283	150	127	560
Sites, wet slips and dry storage spaces	96,640	52,690	43,350	192,680	96,370	52,110	43,460	191,940

	Year Ended
	December 31, 2023				December 31, 2022				Total Change	% Change(c)
	MH(a)	RV(a)	Marina	Total	MH(a)	RV(a)	Marina	Total		MH	RV	Marina	Total(d)
Financial Information
Same Property Revenues
Real property (excluding transient)	$830.4	$263.8	$326.0	$1,420.2	$776.2	$228.1	$302.4	$1,306.7	$113.5	7.0%	15.6%	7.8%	8.7%
Real property - transient	1.6	256.2	21.7	279.5	1.2	275.4	16.4	293.0	(13.5)	25.9%	(7.0)%	32.6%	(4.6)%
Total Same Property operating revenues	832.0	520.0	347.7	1,699.7	777.4	503.5	318.8	1,599.7	100.0	7.0%	3.3%	9.1%	6.2%
Same Property Expenses
Same Property operating expenses(b)(d)	223.8	224.7	112.1	560.6	208.2	221.7	107.9	537.8	22.8	7.5%	1.4%	3.9%	4.2%
Real Property NOI(d)	$608.2	$295.3	$235.6	$1,139.1	$569.2	$281.8	$210.9	$1,061.9	$77.2	6.8%	4.8%	11.7%	7.3%
Other Information
Number of properties	288	160	119	567	288	160	119	567
Sites, wet slips and dry storage spaces	98,620	54,370	40,890	193,880	98,340	54,400	41,000	193,740
(a) Same Property results for our MH and RV properties reflect constant currency for comparative purposes. Canadian currency figures in the prior comparative period have been translated at the average exchange rate during the years ended December 31, 2024 and 2023 of $0.7302 and $0.7418 USD per Canadian dollar, respectively.

SUN COMMUNITIES, INC.
Real Property Operations - North America Same Property Portfolio (Continued)
(b) We net certain utilities revenues (which include utility reimbursement revenues from residents) against related utility expenses in property operating expenses as follows (in millions):

	Year Ended December 31, 2024				Year Ended December 31, 2023
	MH	RV	Marina	Total	MH	RV	Marina	Total
Utility revenue netted against related utility expense	$71.5	$18.9	$24.5	$114.9	$67.9	$18.5	$23.8	$110.2

	Year Ended December 31, 2023				Year Ended December 31, 2022
	MH	RV	Marina	Total	MH	RV	Marina	Total
Utility revenue netted against related utility expense	$68.3	$19.3	$22.7	$110.3	$63.8	$18.1	$19.2	$101.1
(c) Percentages are calculated based on unrounded numbers.
(d) Total Same Property operating expenses consist of the following components for the periods shown (in millions), and exclude amounts invested into recently acquired properties to bring them up to our standards.

	Year Ended				Year Ended
	December 31, 2024	December 31, 2023	Change	% Change(c)	December 31, 2023	December 31, 2022	Change	% Change(c)
Payroll and benefits	$193.3	$194.3	$(1.0)	(0.5)%	$190.6	$181.6	$9.0	5.0%
Real estate taxes	113.4	107.1	6.3	5.9%	107.2	103.1	4.1	4.0%
Supplies and repairs	85.1	73.8	11.3	15.3%	75.2	78.9	(3.7)	(4.7)%
Utilities	66.1	63.0	3.1	4.9%	64.7	67.0	(2.3)	(3.4)%
Legal, state / local taxes, and insurance	55.0	55.6	(0.6)	(1.3)%	55.8	39.2	16.6	42.3%
Other	88.0	74.8	13.2	17.6%	67.1	68.0	(0.9)	(1.4)%
Total Same Property Operating Expenses	$600.9	$568.6	$32.3	5.7%	$560.6	$537.8	$22.8	4.2%

SUN COMMUNITIES, INC.
North America Same Property Summary

	As of				As of
	December 31, 2024		December 31, 2023		December 31, 2023		December 31, 2022
	MH	RV	MH	RV	MH	RV	MH	RV
Other Information
Number of Properties	283	150	283	150	288	160	288	160
Sites
MH and Annual RV sites	96,640	31,070	96,370	29,400	98,620	32,090	98,340	30,030
Transient RV sites	N/M	21,620	N/M	22,710	N/M	22,280	N/M	24,370
Total	96,640	52,690	96,370	52,110	98,620	54,370	98,340	54,400
MH & Annual RV Occupancy
Occupancy(a)	97.6%	100.0%	97.1%	100.0%	97.3%	100.0%	96.6%	100.0%
Average monthly base rent per site	$708	$654	$671	$617	$670	$593	$630	$546
% change in monthly base rent(b)	5.5%	6.0%	N/A	N/A	6.4%	8.7%	N/A	N/A
Rental Program Statistics included in MH:
Number of occupied sites, end of period(c)	10,630	N/A	9,830	N/A	10,010	N/A	9,310	N/A
Monthly rent per site - MH Rental Program	$1,344	N/A	$1,300	N/A	$1,292	N/A	$1,221	N/A
% change(c)	3.4%	N/A	N/A	N/A	5.8%	N/A	N/A	N/A
N/M = Not meaningful. N/A = Not applicable.
(a) Same Property adjusted blended occupancy for MH and RV increased to 99.0% at December 31, 2024, from 97.4% at December 31, 2023. The 160 basis point increase was driven by MH expansion fills and the conversion of transient RV sites to annual sites. Same Property blended occupancy for MH and RV was 98.2% at December 31, 2024, up 40 basis points from 97.8% at December 31, 2023. Same Property blended occupancy for MH and RV increased by 50 basis points at 97.9% at December 31, 2023 from 97.4% December 31, 2022.
(b) Calculated using actual results without rounding.
(c) Occupied rental program sites in Same Property are included in total sites.

SUN COMMUNITIES, INC.
Real Property Operations - UK Same Property Portfolio

The following tables reflect certain financial and other information for our Same Property UK portfolio as of and for the years ended December 31, 2024 and 2023 (in millions, except for statistical information):

	Year Ended
	December 31, 2024	December 31, 2023	% Change(b)
Financial Information(a)
Same Property Revenues
Real property (excluding transient)	$102.4	$95.5	7.2%
Real property - transient	44.7	42.7	4.8%
Total Same Property operating revenues	147.1	138.2	6.5%
Same Property Expenses
Same Property operating expenses(c)	71.1	68.4	3.9%
Real Property NOI	$76.0	$69.8	9.0%
Other Information
Number of properties	51	51	—
(a) Same Property results for our UK properties reflect constant currency for comparative purposes. Pound sterling figures in the prior comparative period have been translated at the average exchange rate of $1.2781 USD per GBP, during year ended December 31, 2024.
(b) Percentages are calculated based on unrounded numbers.
(c) We net certain utility revenues (which include utility reimbursement revenues from residents) against related utility expenses in property operating expenses as follows (in millions):

	Year Ended
	December 31, 2024	December 31, 2023
Utility revenue netted against related utility expense	$17.9	$16.8

UK Same Property Summary

	As of
	December 31, 2024	December 31, 2023	Change(b)
Other Information
Number of Properties	51	51	—
Sites
UK	16,500	16,210	290
UK Transient	3,210	3,120	90
Occupancy(a)	89.6%	90.3%	(0.7)%
Average monthly base rent per site	$544	$502	$42
(a) Adjusting for recently delivered and vacant expansion sites, Same Property adjusted occupancy decreased by 50 basis points year over year, to 89.9% at December 31, 2024, from 90.4% at December 31, 2023.
(b) Calculated using actual results without rounding.

SUN COMMUNITIES, INC.
For the years ended December 31, 2024 and 2023:
•The Same Property data includes all properties that we have owned and operated continuously since January 1, 2023 exclusive of ground-up development and redevelopment properties recently completed or under construction, and other properties as determined by management.
•The MH segment's increase in NOI of $39.9 million, or 6.7% when compared to the same period in 2023, is primarily due to an increase in Real property (excluding transient) revenue of $55.1 million, or 6.8%. Real property (excluding transient and other) revenue increased primarily due to a 5.5% increase in monthly base rent.
•The RV segment's decrease in NOI of $8.0 million, or 2.8% when compared to the same period in 2023, is primarily due to a decrease in Real property transient revenue of $27.5 million, or 11.0% and an increase in Same Property operating expenses of $8.5 million or 3.8%, partially offset by an increase in Real property (excluding transient) revenue of $28.0 million, or 11.1%. The increase in Same Property operating expenses was primarily due to an increase in supplies and repairs expense and other expenses. The increase in Real property (excluding transient) revenue was primarily due to a 6.0% increase in monthly base rent and conversions of transient RV sites to annual RV sites.
•The Marina segment increase in NOI of $13.6 million, or 5.4% when compared to the same period in 2023, is primarily due to a $20.0 million, or 5.7% increase in Real property (excluding transient) revenue, partially offset by an increase in Same Property operating expenses of $8.7 million, or 6.9%.
•The UK segment increase in NOI of $6.2 million, or 9.0%, when compared to the same period in 2023 is primarily due to a $6.9 million, or 7.2%, increase in Real property (excluding transient) revenue partially offset by an increase in Same Property operating expenses of $2.7 million, or 3.9%. The increase in Real property (excluding transient) revenue was primarily due to an 8.4% increase in monthly base rent per site.

For the years ended December 31, 2023 and 2022:
•The Same Property data includes all properties that we owned and operated continuously since January 1, 2022, exclusive of ground-up development and redevelopment properties recently completed or under construction, and other properties as determined by management.
•The MH segment's increase in NOI of $39.0 million, or 6.8% when compared to the same period in 2022, is primarily due to an increase in Real property (excluding transient) revenue of $54.2 million, or 7.0%. Real property (excluding transient) revenue increased due to a 6.4% increase in monthly base rent.
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

The following table reflects certain financial and statistical information for our home sales program for the years ended December 31, 2024 and 2023 (in millions, except for average selling prices and other information):

	Year Ended
	December 31, 2024	December 31, 2023	Change	% Change
North America
Home sales	$181.1	$233.8	$(52.7)	(22.5)%
Home cost and selling expenses	145.7	179.8	(34.1)	(19.0)%
NOI	$35.4	$54.0	$(18.6)	(34.4)%
NOI margin %	19.5%	23.1%	(3.6)%

UK
Home sales	$188.8	$186.1	$2.7	1.5%
Home cost and selling expenses	127.4	125.8	1.6	1.3%
NOI	$61.4	$60.3	$1.1	1.8%
NOI margin %	32.5%	32.4%	0.1%

Total
Home sales	$369.9	$419.9	$(50.0)	(11.9)%
Home cost and selling expenses	273.1	305.6	(32.5)	(10.6)%
NOI	$96.8	$114.3	$(17.5)	(15.3)%
NOI margin %	26.2%	27.2%	(1.1)%

Units Sold:
North America	2,001	2,565	(564)	(22.0)%
UK	2,948	2,857	91	3.2%
Total home sales	4,949	5,422	(473)	(8.7)%

Average Selling Price:
North America	$90,505	$91,150	$(645)	(0.7)%
UK	$64,043	$65,138	$(1,095)	(1.7)%

NOI - North America
For the year ended December 31, 2024, the 34.4% decrease in NOI is primarily driven by a 22.0% decrease in total home sales volume as compared to the same period in 2023, primarily driven by the impact of Hurricanes Helene and Milton on volumes in the southeast region of the U.S., and fewer available sites to sell homes on in conjunction with reduced expansion and development activity, as well as a 360 basis point decrease in margins, driven by the decrease in home sales volumes causing home sales revenue to decline at a faster rate than home cost and selling expenses.

NOI - UK
For the year ended December 31, 2024, the 1.8% increase in NOI is primarily driven by a 3.2% increase in total home sales volume, partially offset by a 1.7% reduction in average selling price, as compared to the same period in 2023.

SUN COMMUNITIES, INC.
Other Items - Statements of Operations(1)

The following table summarizes other income and expenses for the years ended December 31, 2024 and 2023 (amounts in millions):

	Year Ended
	December 31, 2024	December 31, 2023	Change	% Change
Service, retail, dining and entertainment, net	$56.2	$68.5	$(12.3)	(18.0)%
Interest income	$20.7	$45.4	$(24.7)	(54.4)%
Brokerage commissions and other, net	$40.2	$60.6	$(20.4)	(33.7)%
General and administrative expense	$295.3	$272.1	$23.2	8.5%
Catastrophic event-related charges, net	$27.1	$3.8	$23.3	N/M
Business combinations	$0.4	$3.0	$(2.6)	(86.7)%
Depreciation and amortization	$680.7	$660.0	$20.7	3.1%
Asset impairments	$71.4	$10.1	$61.3	N/M
Goodwill impairment	$180.8	$369.9	$(189.1)	(51.1)%
Loss on extinguishment of debt	$1.4	$—	$1.4	N/A
Interest expense	$350.4	$325.8	$24.6	7.6%
Interest on mandatorily redeemable preferred OP units / equity	$—	$3.3	$(3.3)	(100.0)%
Loss on remeasurement of marketable securities	$—	$(16.0)	$16.0	(100.0)%
Loss on foreign currency exchanges	$(25.8)	$(0.3)	$(25.5)	N/M
Gain on dispositions of properties	$202.9	$11.0	$191.9	N/M
Other income / (expense), net	$3.2	$(7.5)	$10.7	N/M
Loss on remeasurement of notes receivable	$(36.4)	$(106.7)	$70.3	(65.9)%
Income from nonconsolidated affiliates	$9.5	$16.0	$(6.5)	(40.6)%
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates	$6.6	$(4.2)	$10.8	N/M
Current tax expense	$(4.3)	$(14.5)	$10.2	(70.3)%
Deferred tax benefit	$39.6	$22.9	$16.7	72.9%
Preferred return to preferred OP units / equity interests	$12.8	$12.3	$0.5	4.1%
Income / (loss) attributable to noncontrolling interests	$5.3	$(8.1)	$13.4	N/M
(1)Only items determined by management to be material, of interest, or unique to the periods disclosed above are explained below.
N/M = Percentage change is not meaningful. N/A = Not applicable.

Service, retail, dining and entertainment, net - for the year ended December 31, 2024, decreased primarily due to lower transient demand in the RV and Marina segments leading to a reduction in revenue generation from service, retail, dining and entertainment activities, as well as increased costs related to service and retail activities in our Marina segment.

Interest income - for the year ended December 31, 2024, decreased primarily due to having a lower receivable balance outstanding with real estate operators than during the same period in 2023. Refer to Note 4, "Notes and Other Receivables," in our accompanying Consolidated Financial Statements for additional information.

Brokerage commissions and other, net - for the year ended December 31, 2024, decreased primarily due to a decrease in business interruption recoveries recognized in 2024 as compared to the same period in 2023, a decrease in the number of brokered home sales reducing total brokerage commissions as compared to the same period in 2023, and a decrease in dividend income as a result of the sale of our publicly traded marketable securities in Ingenia Communities Group ("Ingenia") in 2023. Refer to Note 16, "Commitments and Contingencies," in our accompanying Consolidated Financial Statements for additional information.

Catastrophic event-related charges, net - for the year ended December 31, 2024, increased, primarily due to charges of $18.3 million for debris removal and clean-up and impaired assets at several of our MH, RV, and marina properties due to Hurricanes Helene and Milton, and incremental asset impairment and debris removal charges, net of insurance recoveries, of $5.6 million driven by flooding at an RV community in New Hampshire.

SUN COMMUNITIES, INC.
Asset impairments - for the year ended December 31, 2024, increased due to impairment charges of $24.1 million related to non-continuing expansion and development properties within our MH and RV segments, and impairment charges of $21.1 million related to a portfolio of four RV communities and two development properties that were classified as held for sale and subsequently sold. Refer to Note 3, "Real Estate Acquisitions and Dispositions," and Note 15, "Fair Value Measurements," in our accompanying Consolidated Financial Statements for additional information.

Goodwill impairment - for the year ended December 31, 2024, was a charge of $180.8 million, as compared to a charge of $369.9 million during the same period in 2023, due to goodwill impairment charges in each respective year, driven by declines in the fair value of our Park Holidays reporting unit within the UK reporting segment. Refer to Note 6, "Goodwill and Other Intangible Assets," in our accompanying Consolidated Financial Statements for additional information.

Loss on remeasurement of marketable securities - for the year ended December 31, 2024, was zero, as compared to a loss of $16.0 million during the same period in 2023, due to the sale of our publicly traded marketable securities in Ingenia in 2023.

Loss on foreign currency exchanges - for the year ended December 31, 2024, was a loss of $25.8 million, as compared to a loss of $0.3 million during the same period in 2023 due to the strengthening of the U.S. dollar as compared to the pound sterling and Canadian dollar as compared to the same period in 2023.

Gain on dispositions of properties - for the year ended December 31, 2024, increased due to a gain of $202.9 million from the sale of 25 properties in 2024. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

Other income / (expense), net - for the year ended December 31, 2024, was income of $3.2 million, as compared to an expense of $7.5 million during the same period in 2023, primarily due to a litigation settlement gain of $10.3 million related to our Marina segment in 2024, as compared to higher long-term lease termination expenses during the same period in 2023.

Loss on remeasurement of notes receivable - for the year ended December 31, 2024, was a loss of $36.4 million, as compared to a loss of $106.7 million during the same period in 2023, primarily due to a fair value adjustment loss of $35.2 million in 2024 related to the sale of a portfolio of RV communities, as compared to an impairment charge of $102.9 million in 2023 related to our note receivable from the Royale Holdings Group HoldCo Limited. Refer to Note 4, "Notes and Other Receivables," in our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on remeasurement of investment in nonconsolidated affiliates - for the year ended December 31, 2024, was a gain of $6.6 million as compared to a loss of $4.2 million during the same period in 2023 due to the fluctuation in the fair value of a notes receivable portfolio held at our GTSC joint venture. Refer to Note 7, "Investments in Nonconsolidated Affiliates," in our accompanying Consolidated Financial Statements for additional information.

Current tax expense - for the year ended December 31, 2024, was an expense of $4.3 million, compared to an expense of $14.5 million, during the same periods in 2023, primarily due to tax planning efforts at our UK operations in 2024 and taxes accrued in the UK in 2023 driven by property dispositions.

Deferred tax benefit - for the year ended December 31, 2024, increased primarily due to timing differences for book and tax purposes at our UK and Canadian operations related to deferred interest deductions and return to provision adjustments. Refer to Note 12, "Income Taxes," in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.
RECONCILIATION OF NET INCOME / (LOSS) ATTRIBUTABLE TO SUI COMMON SHAREHOLDERS TO FFO

The following table reconciles Net income / (loss) attributable to SUI common shareholders to FFO for the years ended December 31, 2024, 2023, and 2022 (in millions, except for per share amounts):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net Income / (Loss) Attributable to SUI Common Shareholders	$89.0	$(213.3)	$242.0
Adjustments
Depreciation and amortization	677.5	657.2	599.6
Depreciation on nonconsolidated affiliates	0.5	0.2	0.1
Asset impairments	71.4	10.1	3.0
Goodwill impairment	180.8	369.9	—
Loss on remeasurement of marketable securities	—	16.0	53.4
(Gain) / loss on remeasurement of investment in nonconsolidated affiliates	(6.6)	4.2	2.7
Loss on remeasurement of notes receivable	36.4	106.7	0.8
Loss on remeasurement of collateralized receivables and secured borrowings	—	0.4	—
Gain on dispositions of properties, including tax effect	(203.6)	(8.9)	(12.2)
Add: Returns on preferred OP units	8.3	11.8	9.5
Add: Income / (loss) attributable to noncontrolling interests	4.8	(8.1)	10.4
Gain on disposition of assets, net	(27.1)	(38.0)	(54.9)
FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities(1)	$831.4	$908.2	$854.4

Adjustments
Business combination expense	0.4	3.0	24.7
Acquisition and other transaction costs(2)	19.6	25.3	22.7
Loss on extinguishment of debt	1.4	—	4.4
Catastrophic event-related charges, net	27.1	3.8	17.5
Loss of earnings - catastrophic event-related charges, net(3)	3.4	2.1	4.8
(Gain) / loss on foreign currency exchanges	25.8	0.3	(5.4)
Other adjustments, net(4)	(27.2)	(27.4)	0.4
Core FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities(1)	$881.9	$915.3	$923.5

Weighted Average Common Shares Outstanding - Diluted	129.5	128.9	125.6

FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities Per Share	$6.42	$7.05	$6.80

Core FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities Per Share	$6.81	$7.10	$7.35
(1)Excludes the effect of certain anti-dilutive convertible securities.
(2)These costs represent (i) nonrecurring integration expenses associated with acquisitions during the years ended December 31, 2024, and 2023, (ii) costs associated with potential acquisitions that will not close, (iii) expenses incurred to bring recently acquired properties up to our operating standards, including items such as tree trimming and painting costs that do not meet our capitalization policy, and (iv) other non-recurring transaction costs.
(3)Loss of earnings - catastrophic event-related charges, net for the year ended December 31, 2024 and 2023 included the following:

	Year Ended
	December 31, 2024	December 31, 2023
Hurricane Ian - three Fort Myers, Florida RV communities
Estimated loss of earnings in excess of the applicable business interruption deductible	$19.2	$21.9
Insurance recoveries realized for previously estimated loss of earnings	(16.3)	(19.7)
Other catastrophic weather events - four Florida communities and one New Hampshire community
Estimated loss of earnings in excess of the applicable business interruption deductible, net	1.8	(0.1)
Insurance recoveries realized for previously estimated loss of earnings	(1.3)	—
Loss of earnings - catastrophic event-related charges, net	$3.4	$2.1
(4)Other adjustments, net relates primarily to (i) deferred tax benefit, litigation activity, long term lease termination expense and accelerated deferred compensation amortization during the years ended December 31, 2024, 2023, and 2022, (ii) ERP implementation costs during the years ended December 31, 2024 and 2023, (iii) gain on sale of investment in nonconsolidated affiliates during the years ended December 31, 2023 and 2022, (iv) insurance loss recovery expense and severance costs during the year ended December 31, 2024, and (v) RV rebranding non-recurring costs during the year ended December 31, 2022.

SUN COMMUNITIES, INC.
LIQUIDITY AND CAPITAL RESOURCES

Short-term Liquidity

Our principal short-term liquidity demands historically have been, and are expected to continue to be, distributions to our shareholders and the unit holders of the Operating Partnership, property acquisitions, development and expansion of our properties, capital improvement of our properties, the purchase of new and pre-owned homes, and debt repayment. We intend to meet our short-term liquidity requirements through available cash balances, cash flow generated from operations, draws on our senior credit facility, and the use of debt and equity offerings under our shelf registration statement. Refer to Note 8, "Debt and Line of Credit," Note 9, "Equity and Temporary Equity" and Note 20, "Subsequent Events," in our accompanying Consolidated Financial Statements for additional information and related activity subsequent to December 31, 2024.

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

Since our initial public offering in 1993, we have demonstrated operational reliability and cash flow strength throughout economic cycles. Our current objectives include streamlining our operations with an emphasis on our reliable real property income. We recognize the headwinds we are facing from a challenging macroeconomic environment and are re-aligning our strategy to focus on our proven, durable income streams. We are positioned for ongoing organic growth with expected rental rate increases, occupancy gains and expense management. In 2025, we expect rental rate growth that exceeds headline inflation with ongoing focus on expense management to continue generating strong organic cash flow growth.

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

Acquisitions, Dispositions, Development and Expansion Activities

Subject to market conditions, we intend to selectively identify opportunities to expand our development pipeline and acquire existing properties. We finance acquisitions through available cash, secured financing, draws on our senior credit facility, the assumption of existing debt on properties and the issuance of debt and equity securities. Given the higher interest rate environment, we continue to selectively pursue acquisition and development opportunities that meet our underwriting criteria.

During the year ended December 31, 2024, we acquired three marinas and three marina expansion assets with an aggregate of 925 wet slips and dry storage spaces for an aggregate purchase price of approximately $63.8 million. In conjunction with two of the marina acquisitions, we issued an aggregate of 262,599 common OP units as part of the consideration transferred. During the same period, we entered into a ground lease that can support one marina with eight wet slips and dry storage spaces.

We have commenced a targeted disposition program to divest non-strategic assets in an effort to simplify management and reduce total debt. During and subsequent to the year ended December 31, 2024, we sold 10 MH properties, 17 RV properties, two UK properties, and three MH development properties with an aggregate of 7,341 sites for a gross sale price of approximately $569.7 million, and received total cash consideration of approximately $419.3 million, net of settlement of the associated mortgage debt of $93.5 million. The net proceeds were used to repay borrowings outstanding under the senior credit facility.

During the year ended December 31, 2024, we acquired two land parcels located in the U.S. for an aggregate purchase price of $12.9 million. The parcels can accommodate the potential development of over 1,100 sites. We also acquired two land parcels located in the U.K. for an aggregate purchase price of $11.6 million. We also expanded two of our existing communities by over 70 sites and delivered nearly 100 sites at two ground-up development properties.

SUN COMMUNITIES, INC.
We plan to selectively expand our properties utilizing our inventory of owned and entitled land. We have 16,570 MH and RV sites suitable for future development.

Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional details on acquisitions and dispositions completed to date.

Capital Expenditures (excluding Acquisition Costs)

Our capital expenditure activity is summarized as follows (in millions):

	Year Ended
	December 31, 2024	December 31, 2023
Recurring Capital Expenditures	$115.7	$87.3

Non-Recurring Capital Expenditures and Related Activities
Lot modifications	37.2	54.9
Growth projects	96.9	104.5
Rebranding	3.1	4.7
Capital improvements to recent acquisitions	80.4	215.3
Expansion and development	136.1	276.3
Rental program	177.5	260.9
Other	6.0	(0.9)
Total Non-Recurring Capital Expenditure and Related Activities	537.2	915.7
Total Capital Expenditure and Related Activities	$652.9	$1,003.0

Recurring Capital Expenditures

Property recurring capital expenditures are necessary to maintain asset quality, including purchasing and replacing items used to operate the communities and marinas. Recurring capital expenditures at our MH, RV, and UK properties include major road, driveway and pool improvements; clubhouse renovations; adding or replacing streetlights; playground equipment; signage; maintenance facilities; manager housing; and property vehicles. Recurring capital expenditures at our marinas include dredging, dock repairs and improvements, and equipment maintenance and upgrades. The minimum capitalized amount is five hundred dollars.

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

Expansion and development expenditures - consist primarily of construction costs such as roads, activities, and amenities, and costs necessary to complete site improvements, such as driveways, sidewalks, and landscaping at our MH, RV, and UK communities. Expenditures also include costs to rebuild after damage has been incurred at our properties, and research and development.

SUN COMMUNITIES, INC.
Rental program - consists of investment in the acquisition of homes intended for the rental program and the purchase of vacation rental homes at our RV communities. Expenditures for these investments depend upon the condition of the markets for repossessions and new home sales, rental homes, and vacation rental homes.

Cash Flow Activities

Our cash flow activities are summarized as follows (in millions):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net Cash Provided By Operating Activities	$861.0	$790.5	$734.9
Net Cash Used For Investing Activities	$(267.4)	$(919.5)	$(3,062.6)
Net Cash Provided By / (Used For) Financing Activities	$(571.6)	$80.3	$2,348.6
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	$(0.8)	$1.0	$(8.7)

Cash, cash equivalents and restricted cash increased by $21.2 million from $42.7 million as of December 31, 2023, to $63.9 million as of December 31, 2024.

Operating activities - Net cash provided by operating activities increased by $70.5 million to $861.0 million for the year ended December 31, 2024, compared to $790.5 million for the year ended December 31, 2023. The increase in operating cash flow was primarily due to beneficial changes in inventory, other assets, and other liabilities, and improved Same Property operating performance at our MH properties, marinas, and UK properties, partially offset by reduced operating performance at our RV properties during the year ended December 31, 2024 as compared to the corresponding period in 2023.

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
•substantial increases in insurance premiums;
•decreased sales of manufactured homes;
•current volatility in economic conditions and the financial markets; and
•the effects of outbreaks of disease and related restrictions on business operations.

See "Risk Factors" in Part I, Item 1A in this Annual Report on Form 10-K.

Investing activities - Net cash used for investing activities decreased by $652.1 million to $267.4 million for the year ended December 31, 2024, compared to $919.5 million for the year ended December 31, 2023. The decrease in Net cash used for investing activities was primarily driven by a decrease in cash deployed to invest in existing properties and proceeds received from the disposition of 10 MH properties, 13 RV properties, two UK properties, and three MH development properties during the year ended December 31, 2024 as compared to the corresponding period in 2023. Refer to the Consolidated Statements of Cash Flows for detail on the net cash used for investing activities during the years ended December 31, 2024 and 2023. Refer to Note 3, "Real Estate Acquisitions and Dispositions" and Note 20, "Subsequent Events," in our accompanying Consolidated Financial Statements for additional information on acquisitions and investment activity subsequent to December 31, 2024.

Financing activities - Net cash used for financing activities was $571.6 million for the year ended December 31, 2024, compared to net cash provided by financing activities of $80.3 million for the year ended December 31, 2023. The change in Net cash provided by / (used for) financing activities was primarily driven by cash disbursed to settle mortgage debt and repay borrowings outstanding under the senior credit facility, partially offset by proceeds from the issuance of equity during the year ended December 31, 2024, as compared to the net issuance of debt during the corresponding period in 2023, as part of our strategy to optimize the strength of our balance sheet. Refer to the Consolidated Statements of Cash Flows for detail on the net cash provided by / (used for) financing activities during the years ended December 31, 2024 and 2023. Refer to Note 8, "Debt and Line of Credit" in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.
We are exposed to interest rate variability associated with our outstanding floating rate debt and any maturing debt that has to be refinanced. Interest rate movements impact our borrowing costs and, while as of December 31, 2024, approximately 91% of our total debt was fixed rate financing, including the impact of hedge activity, increases in interest costs are likely to adversely affect our financial results.

Equity and Debt Activity

At the Market Offering Sales Agreement

During May 2024, we renewed our 2021 At the Market Offering Sales Agreement ("ATM") with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock. During the three months ended September 30, 2024, we entered into forward sale agreements with respect to 2,713,571 shares of common stock under the ATM. We completed the physical settlement of these shares for an aggregate gross sales price of $364.3 million and received net proceeds of $361.7 million, or $133.31 per share. The net proceeds were used to repay borrowings outstanding under the senior credit facility. Through December 31, 2024, we had entered into and settled forward sales agreements under the ATM for an aggregate gross sales price of $524.8 million, leaving $725.2 million available for sale under the ATM.

Senior Unsecured Notes

The following table sets forth certain information regarding our outstanding senior unsecured notes (in millions, except for statistical information). All senior unsecured notes include interest payments on a semi-annual basis in arrears.

		Carrying Amount
	Principal Amount	December 31, 2024	December 31, 2023
5.5% notes, issued in January 2024 and due in January 2029(1)	$500.0	$496.2	$—
5.7% notes, issued in January 2023 and due in January 2033	400.0	396.1	395.7
4.2% notes, issued in April 2022 and due in April 2032	600.0	593.2	592.6
2.3% notes, issued in October 2021 and due in November 2028	450.0	447.4	446.8
2.7% notes, issued in June 2021 and October 2021, and due in July 2031	750.0	743.4	742.4
Total	$2,700.0	$2,676.3	$2,177.5
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

The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on our senior unsecured notes are guaranteed on a senior basis by Sun Communities, Inc. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company. Under Rule 3-10 of Regulation S-X, as amended, subsidiary issuers of obligations guaranteed by its parent company are not required to provide separate financial statements, provided that the subsidiary obligor is consolidated into the parent company's consolidated financial statements, the parent guarantee is "full and unconditional" and, subject to certain exceptions, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. Accordingly, separate consolidated financial statements of the Operating Partnership have not been presented. Furthermore, as permitted under Rule 13-01(a)(4)(vi), we have excluded the summarized financial information for the Operating Partnership as the assets, liabilities, and results of operations of the Operating Partnership are not materially different from the corresponding amounts presented in our consolidated financial statements and management believes such summarized financial information would be repetitive and not provide incremental value to investors.

Line of Credit

The Operating Partnership (as borrower), SUI (as guarantor), and certain lenders are parties to a credit agreement which governs our senior credit facility.

SUN COMMUNITIES, INC.
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

The senior credit facility bears interest at a floating rate based on the Adjusted Term Secured Overnight Financing Rate ("SOFR"), the Adjusted Eurocurrency Rate, the Australian Bank Bill Swap Bid Rate ("BBSY"), the Daily Sterling Overnight Index Average ("SONIA") Rate or the CORRA, as applicable, plus a margin, in all cases, which can range from 0.725% to 1.6%, subject to certain adjustments. As of December 31, 2024, the margins based on our credit ratings were 0.85% on the revolving loan facility.

At the lenders' option, the senior credit facility will become immediately due and payable upon an event of default under the Credit Facility Agreement. We had $1.4 billion and $944.1 million of borrowings outstanding under the revolving loan as of December 31, 2024 and 2023, respectively. The balance is recorded in Unsecured debt on the Consolidated Balance Sheets.

The senior credit facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under the senior credit facility, but does reduce the borrowing amount available. We had $11.5 million and $26.2 million outstanding letters of credit at December 31, 2024 and 2023, respectively.

Financial Covenants

Pursuant to the terms of the senior credit facility, we are subject to various financial and other covenants. The most restrictive financial covenants for the senior credit facility are as follows:

Covenant	Requirement	As of December 31, 2024
Maximum leverage ratio	<65.0%	32.0%
Minimum fixed charge coverage ratio	>1.40	2.86
Maximum secured leverage ratio	<40.0%	11.9%

In addition, we are required to maintain the following covenants with respect to the senior unsecured notes payable:

Covenant	Requirement	As of December 31, 2024
Total debt to total assets	≤60.0%	38.8%
Secured debt to total assets	≤40.0%	17.2%
Consolidated income available for debt service to debt service	≥1.50	4.28
Unencumbered total asset value to total unsecured debt	≥150.0%	366.3%

As of December 31, 2024, we were in compliance with the above covenants and do not anticipate that we will be unable to meet these covenants in the near term.

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

SUN COMMUNITIES, INC.
During the year ended December 31, 2024, we entered into five interest rate swap contracts with an aggregate notional value of $150.0 million to hedge interest rate risk associated with a future debt offering.

During the year December 31, 2024, in connection with the issuance of the 2029 Notes, we settled seven forward swap contracts totaling $255.0 million and paid a net settlement payment of $2.3 million to several counterparties. Refer to Note 14, "Derivative Financial Instruments," in our accompanying Consolidated Financial Statements for additional information.

Long-term Financing and Capital Requirements

Long-term Financing

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, expansion, and development of properties, other nonrecurring capital improvements and Operating Partnership unit redemptions through long-term unsecured and secured debt and the issuance of certain debt or equity securities subject to market conditions. If current market and economic conditions, including relating to, among other things, interest rates, currency fluctuations, equity valuations, and inflation, continue or worsen, our ability to obtain debt and equity capital in the long term on attractive terms may be adversely affected.

As of December 31, 2024, we had unrestricted cash on hand of $47.4 million, $1.6 billion of remaining capacity on the senior credit facility, and a total of 508 unencumbered MH, RV, marina, and UK properties.

From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, issue unsecured notes, obtain other debt financing or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the MH, RV, and marina industries at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those markets could make borrowing more difficult to secure, more expensive or effectively unavailable. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing unsecured debt as maturities become due. Refer to "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K. If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of December 31, 2024, our net debt to enterprise value was 30.9% (assuming conversion of all common and preferred OP units to shares of common stock). Our debt has a weighted average interest rate of 4.09% and a weighted average years to maturity of 6.2.

Capital Requirements

Our capital requirements as of December 31, 2024 include both short and long term obligations:

Our primary long-term liquidity needs are principal payments on outstanding debt as summarized in the table below:

	Payments Due By Period (in millions)
Outstanding Debt(1)	Total Due	Short-term Obligation ≤1 Year	Long-term Obligation After 1 Year	Refer to
Principal payments on long-term debt	$7,387.8	$103.0	$7,284.8	Note 8. Debt and Line of Credit
Interest expense(2)	1,574.0	245.6	1,328.4
Operating leases	321.0	14.1	306.9	Note 17. Leases
Finance lease	44.7	5.1	39.6	Note 17. Leases
Total Outstanding Debt	$9,327.5	$367.8	$8,959.7
(1)Our outstanding debt in this table excludes debt premiums, discounts, deferred financing costs and fair value adjustment, as applicable.
(2)Our obligations related to interest expense are calculated based on the current debt levels, rates and maturities as of December 31, 2024 (including finance leases), and actual payments required in future periods may be different than the amounts included above. Perpetual securities include one year of interest expense for payment due after five years.

SUN COMMUNITIES, INC.
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

GTSC - GTSC maintains a warehouse line of credit with a maximum borrowing capacity of $325.0 million, with an option to increase to $375.0 million subject to the lender's consent. During the three months ended September 30, 2024, at GTSC's election, the maximum borrowing capacity on the line of credit was reduced to $275.0 million. As of December 31, 2024 and 2023, the aggregate carrying amount of debt, including both our and our partner's share, incurred by GTSC was $242.9 million (of which our proportionate share is $97.1 million), and $261.3 million (of which our proportionate share is $104.5 million), respectively. The debt bears interest at a variable rate based on a Commercial Paper or adjusted SOFR plus a margin ranging from 1.65% to 2.5% per annum and matures on December 15, 2026.

Sungenia JV - Sungenia maintains a debt facility agreement with a maximum borrowing capacity of $54.1 million Australian dollars, or $33.6 million converted at the December 31, 2024 exchange rate. As of December 31, 2024 and 2023, the aggregate carrying amount of the debt, including both our and our partners' share, incurred by Sungenia JV was $25.0 million (of which our proportionate share is approximately $12.5 million), and $25.2 million (of which our proportionate share is $12.6 million), respectively. The debt bears interest at a variable rate based on the Australian BBSY rate plus a margin ranging from 0.95% to 1.4%, subject to adjustment for additional future commitments, per annum and matures on June 30, 2027.

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

In 2024 and 2023, we performed qualitative and quantitative assessments of our goodwill balance for potential impairment in accordance with ASC 350-20, "Intangibles - Goodwill and Other." As a result of our impairment testing, we determined that the fair value of the Park Holidays reporting unit within the UK reporting segment was below its carrying value in each such year and recorded non-cash goodwill impairment charges of $180.8 million and $369.9 million during the years ended December 31, 2024 and 2023, respectively. The declines in the fair value of the Park Holidays reporting unit were primarily driven by uncertainty in the macroeconomic environment in the region, which began in 2023 and was exacerbated by political changes during the fourth quarter of 2024, leading to a higher weighted average cost of capital, inflationary pressures and changing competitive market dynamics. The uncertainty in the macroeconomic and competitive landscape has caused a decline in projected future cash flows for our Park Holidays business that operates in the region. As a result of the recognized goodwill impairment charges, our goodwill balance at the UK reporting segment is now zero as of December 31, 2024.

Our other reporting units are less sensitive to changes in macroeconomic factors and forecast assumptions than our UK reporting unit due to greater excess of fair value over carrying value. For the Marina reporting unit, we concluded that the fair value exceeded its carrying value by over 7% as part of our annual testing during the fourth quarter of 2024. We did not identify a triggering event in any other reporting unit.

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

Interest Rate Risk

Our principal market risk exposure is interest rate risk. We mitigate this risk by maintaining prudent amounts of leverage, minimizing capital costs and interest expense while continuously evaluating all available debt and equity resources, and following established risk management policies and procedures, which include the periodic use of derivatives. Our primary strategy in entering into derivative contracts is to minimize the variability that interest rate changes could have on our future cash flows. From time to time, we employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt. We do not enter into derivative instruments for speculative purposes.

Our variable rate debt totaled $635.5 million and $1.3 billion as of December 31, 2024 and 2023, respectively, after adjusting for the impact of hedging in place through the use of interest rate swaps. As of December 31, 2024 and 2023, our variable debt bore interest at the Adjusted Term SOFR, the Adjusted Eurocurrency Rate, the Australian BBSY rate, the Daily SONIA Rate or the CORRA, and the Eurodollar rate or Prime rate plus a margin. If the above rates increased or decreased by 1.0%, our interest expense would have increased or decreased by $8.1 million and $13.8 million for the years ended December 31, 2024 and 2023, respectively, based on the $811.1 million and $1.4 billion average balances outstanding under our variable rate debt facilities, respectively. Our variable rate debt, interest expense, and average balance outstanding under our variable rate debt facility includes the impact of hedge activity.

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

At December 31, 2024 and 2023, our shareholder's equity included $672.3 million and $893.9 million from our investments and operations in the UK, Canada, and Australia, which collectively represented 9.3% and 12.5% of total shareholder's equity, respectively. Based on our sensitivity analysis, a 10.0% strengthening of the U.S. dollar against the pound sterling, Canadian dollar and Australian dollar would have caused a reduction of $67.2 million and $89.4 million to our total shareholder's equity at December 31, 2024 and 2023, respectively.

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

Based upon this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective as of that date due to a material weakness in internal control over financial reporting relating to our risk assessment process, as described below.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, utilizing the criteria discussed in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2024. Based on management's assessment, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2024, due to the material weakness relating to our risk assessment process described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weakness - Risk Assessment and Response

As of December 31, 2024, we had a material weakness because we did not have an effective risk assessment and response process ("risk assessment") that defined clear financial reporting objectives, that identified and evaluated risks of misstatement due to errors over certain financial reporting processes, or that developed internal controls to mitigate those risks. As part of management's evaluation of this material weakness, it has been identified that certain other deficiencies in control activities have materialized as a result of the deficiency in the Company's risk assessment. Specifically, as of December 31, 2024, there are deficiencies in the design and implementation of the Company's internal controls due to ineffective risk assessment resulting in the following:

•Inadequate identification and timely consideration of accounting for certain transactions.
•Existence of inappropriate access and insufficient segregation of duties ("SOD") upon implementation of a new integrated enterprise resource planning and general ledger ("ERP") system during 2024.
•Reliance on information and reports from our new ERP used in internal controls over financial reporting without adequately validating their completeness and accuracy.
•Inadequate assessment of the impact our new ERP had on certain processes and related control activities, including investment property, inventory of manufactured homes, and the review and approval of manual journal entries.

These deficiencies relate to both information technology general controls, manual controls, and manual controls dependent upon information technology that could impact the consistency, timeliness and accuracy of financial reporting in accordance with GAAP. These matters did not result in material misstatements to the Consolidated Financial Statements in the current period, but do allow for the reasonable possibility that material misstatements would not be prevented or detected on a timely basis.

SUN COMMUNITIES, INC.
Plan for Remediation of the Material Weakness

We have invested considerable time and resources to undertake a number of actions related to the material weakness relating to our risk assessment process and we are in the process of developing and implementing additional actions as part of a detailed plan for remediation. The Audit Committee has continued to actively oversee these remediation plans, monitoring plan progression and ensuring appropriate resources are allocated and implemented to effectively execute management's plan. The actions that we have undertaken are as follows:

•Implemented more frequent communication between those charged with governance and management regarding progression on material weakness remediation. Additionally, an internal control project plan was developed and has begun to be implemented under the monitoring and supervision of the Audit Committee.
•Engaged a third-party accounting and advisory firm to assist us with completing a comprehensive risk assessment and a gap analysis of certain aspects of our risk control matrix, including identification of risks of material misstatement, to assess the potential need for any new controls or controls that need to be redesigned to adequately address the corresponding financial reporting risk.
•Completed a risk-based review of user access to our ERP and when necessary modified roles or user access to eliminate SOD conflicts. We engaged a third-party accounting and advisory firm to confirm the scope and execution of this access review.
•Implemented a third-party software solution to assist management with monitoring user access to our ERP system to identify and prevent user access that violates our established SOD ruleset.
•Identified a complete population of information and reports used in internal controls over financial reporting and began validating the completeness and accuracy of this information and reports generated from our new ERP.

Additionally, management's detailed plan for remediation includes the following:

•Redesigning the review control related to certain manual journal entries.
•Ensuring internal control processes include policies and procedures to ensure that all information used in the performance of internal controls is validated for completeness and accuracy.
•Redesigning or developing new internal controls to address risks, if any, determined to not be adequately mitigated following the completion of the risk assessment and gap analysis currently in process.
•Refining and developing additional SOD rules as needed based on the results of the review of our SOD ruleset by the third-party accounting and advisory firm.

While we believe our remediation efforts above will improve the effectiveness of our internal control over financial reporting, we cannot assure that the measures will be sufficient to remediate the material weakness we have identified or will prevent potential future material weaknesses. In addition, many of the improvements have not operated for a sufficient period of time to be able to conclude on the effectiveness of relevant internal controls. Accordingly, we will continue to monitor, with oversight from our Board of Directors, and evaluate the effectiveness of our internal control over financial reporting and further enhance our plan for remediation as necessary.

Remediation of Previously Disclosed Material Weaknesses

We previously identified and disclosed in Part II, Item 9A, "Controls and Procedures" of our Annual Report on Form 10-K for the year ended December 31, 2023, a material weakness related to the design of management's review controls of potential triggering events related to the evaluation for impairment of goodwill relating to our Park Holidays reporting unit within the UK reporting segment. During 2024 the goodwill at the UK reporting segment was fully impaired. The Company has concluded that there is no longer a risk of material misstatement related to this management review control.

We also previously identified and disclosed in Part I, Item 4, "Controls and Procedures" of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, a material weakness related to the design of management's review controls for evaluating long-lived assets for impairment, relating to certain long-lived asset groupings and properties within the UK reporting segment. As of December 31, 2024, we determined that this previously reported material weakness is a result of the risk assessment material weakness described above and will be covered by the remediation activities described above.

SUN COMMUNITIES, INC.
Attestation Report of Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report included herein. This report contains an adverse opinion on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, none of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to the general instructions of Item 401 of Regulation S-K, certain information regarding our executive officers is contained in Part I of this Form 10-K. Unless provided in an amendment to this Annual Report on Form 10-K, the other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2025 annual meeting (the "Proxy Statement,") including the information set forth under the captions "Proposal No.1 Election of Directors - Consideration of Director Nominees," "Corporate Governance - Board of Directors," "Corporate Governance - Board of Directors - Board Structure - Committees of the Board of Directors, "Information About Executive Officers - Executive Officers Biographies," and " "Security Ownership Information - Security Ownership of Directors and Executive Officers".

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
2.1*
Membership Interest Purchase Agreement, dated as of February 24, 2025, by and among Safe Harbor Marinas, LLC, SHM TRS, LLC, Sun Communities Operating Limited Partnership, Sun Home Services, Inc., BIP Poseidon Holdco L.P., Consent NewCo, LLC and Consent TRS NewCo, LLC
Filed Herewith
3.1	Sun Communities, Inc. Articles of Restatement	Incorporated by reference to Exhibit 3.1 of Sun Communities, Inc.'s Annual Report on Form 10-K filed on February 22, 2018
3.2	Fourth Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed on February 21, 2023
3.3	Sun Communities, Inc. Articles of Amendment effective May 18, 2023	Incorporated by reference to Exhibit 3.1 to Sun Communities, Inc.'s Current Report on Form 8-K filed on May 19, 2023
4.1	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.1 of Sun Communities, Inc.'s Annual Report on Form 10-K filed for the year ended December 31, 2019
4.2	Indenture, dated as of June 28, 2021 by and between Sun Communities Operating Limited Partnership and UMB Bank, N.A. as trustee.	Incorporated by reference to Exhibit 4.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on June 28, 2021
4.3	First Supplemental Indenture, dated as of June 28, 2021 by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc., and UMB Bank, N.A. as trustee.	Incorporated by reference to Exhibit 4.2 of Sun Communities Inc.'s Current Report on Form 8-K filed on June 28, 2021
4.4	Form of Global Note for 2.700% Notes due 2031	Incorporated by reference to Exhibit 4.3 of Sun Communities Inc.'s Current Report on Form 8-K filed on June 28, 2021
4.5	Second Supplemental Indenture, dated as of October 5, 2021 by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc., and UMB Bank, N.A. as trustee	Incorporated by reference to Exhibit 4.3 of Sun Communities Inc.'s Current Report on Form 8-K filed on October 5, 2021
4.6	Form of Global Note for 2.300% Notes due 2028	Incorporated by reference to Exhibit 4.4 of Sun Communities Inc.'s Current Report on Form 8-K filed on October 5, 2021
4.7	Third Supplemental Indenture, dated as of April 12, 2022 by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc., and UMB Bank, N.A. as trustee.	Incorporated by reference to Exhibit 4.2 of Sun Communities Inc.'s Current Report on Form 8-k filed on April 12, 2022
4.8	Form of Global Note for 4.200% Notes due 2032	Incorporated by reference to Exhibit 4.3 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 12, 2022
4.9	Fourth Supplemental Indenture, dated as of January 17, 2023 by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc. and UMB Bank., N.A. as trustee.	Incorporated by reference to Exhibit 4.2 of Sun Communities Inc.'s Current Report on Form 8-K filed on January 17, 2023
4.10	Form of Global Note for 5.700% Notes due 2033	Incorporated by reference to Exhibit 4.3 of Sun Communities Inc.'s Current Report on Form 8-K filed on January 17, 2023
4.11	Fifth Supplemental Indenture, dated as of January 11, 2024 by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc., and UMB Bank, N.A. as trustee.	Incorporated by reference to Exhibit 4.2 of Sun Communities Inc.'s Current Report on Form 8-K filed on January 11, 2024
4.12	Form of Global Note for 5.500% Notes due 2029	Incorporated by reference to Exhibit 4.3 of Sun Communities Inc.'s Current Report on Form 8-K filed on January 11, 2024
10.1*	Lease, dated November 1, 2002, by and between Sun Communities Operating Limited Partnership as Tenant and American Center LLC as Landlord	Incorporated by reference to Exhibit 10.61 of Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002, as amended
10.2*	Sixth Lease Modification dated June 26, 2018 by and between Sun Communities Operating Limited Partnership as Tenant and American Center LLC as Landlord	Incorporated by reference to Exhibit 10.9 of Sun Communities, Inc.'s Annual Report on Form 10-K filed on February 21, 2019
10.3*	Fourth Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership dated January 31, 2019	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Annual Report on Form 10-K filed on February 5, 2019
10.4*	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated January 9, 2020.	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed January 13, 2020
10.5*	Fourth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated May 14, 2020.	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed May 18, 2020
10.6*	Sixth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated September 30, 2020.	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed October 6, 2020
10.7*	Seventh Amendment to Agreement of Limited Partnership Agreement of Sun Communities Operating Limited Partnership, dated October, 30, 2020	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed November 5, 2020
10.8*	Eighth Amendment to Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated December 31, 2020	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed January 4, 2021
10.9*	Ninth Amendment to Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated April 21, 2021	Incorporated by reference to Exhibit 10.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 23, 2021
10.10*	Eleventh Amendment to Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated March 23, 2023	Incorporated by reference to Exhibit 10.1 to Sun Communities, Inc.'s Current Report on Form 8-K filed on March 27, 2023

SUN COMMUNITIES, INC.

10.11*	Twelfth Amendment to Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated December 31, 2023	Incorporated by reference to Exhibit 10.1 to Sun Communities, Inc.'s Current Report on Form 8-K filed on January 3, 2024
10.12#	First Amended and Restated 2004 Non-Employee Director Option Plan	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed July 25, 2012
10.13#	First Amendment to First Amended and Restated 2004 Non-Employee Director Option Plan	Incorporate by reference to Exhibit A of Sun Communities, Inc.'s Definitive Proxy Statement filed on March 29, 2018
10.14#	Second Amendment to the Sun Communities, Inc. First Amended and Restated 2004 Non-Employee Director Option Plan effective as of March 29, 2022	Incorporated by reference to Exhibit 10.1 of Sun Communities Inc.'s Current Report on Form 10-Q filed on April 26, 2022
10.15#	Sun Communities, Inc. 2015 Equity Incentive Plan	Incorporated by reference to Appendix A of Sun Communities, Inc.'s Proxy Statement filed on April 29, 2015
10.16#	First Amendment to Sun Communities, Inc. 2015 Equity Incentive Plan	Incorporated by reference to Appendix C of Sun Communities, Inc.'s Definitive Proxy Statement filed on April 4, 2022
10.17#	UK Sub-Plan under the Sun Communities, Inc. 2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.4 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 13, 2022
10.18#	Sun Communities, Inc. Amended & Restated Non-Employee Directors Deferred Compensation Plan	Filed herewith
10.19#	Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman dated March 29, 2021	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed on March 31, 2021
10.20#	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman dated March 30, 2022	Incorporated by reference to Exhibit 10.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 1, 2022
10.21#	Employment Agreement dated April 8, 2022 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Fernando Castro-Caratini	Incorporated by reference to Exhibit 10.3 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 13, 2022
10.22#	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Fernando Castro-Caratini dated March 20, 2024	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed on March 21, 2024
10.23#	Employment Agreement dated July 16, 2021 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Bruce Thelen	Incorporated by reference to Exhibit 10.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on July 20, 2021
10.24#	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Bruce Thelen dated March 30, 2022	Incorporated by reference to Exhibit 10.4 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 1, 2022
10.25#	Third Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Bruce Thelen dated March 20, 2024	Incorporated by reference to Exhibit 10.2 of Sun Communities, Inc.'s Current Report on Form 8-K filed on March 21, 2024
10.26#	Employment Agreement dated October 18, 2021 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Aaron Weiss	Incorporated by reference to Exhibit 10.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on October 18, 2021
10.27#	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Aaron Weiss dated March 30, 2022	Incorporated by reference to Exhibit 10.5 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 1, 2022
10.28#	Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Marc Farrugia dated June 13, 2022	Incorporated by reference to Exhibit 10.25 of Sun Communities Inc.'s Current Report on Form 10-K filed on February 28, 2024
10.29#	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Marc Farrugia dated March 20, 2024	Incorporated by reference to Exhibit 10.3 of Sun Communities Inc.'s Current Report on Form 8-K filed on March 21, 2024
10.30#	Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and John B. McLaren dated November 6, 2024	Incorporated by reference to Exhibit 10.3 of Sun Communities Inc.'s Current Report on Form 8-K filed on November 7, 2024
10.31#*	Employment Agreement by and between International Marina Group I, LP and Baxter Underwood dated September 29, 2020	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed on September 29, 2020
10.32#	Form of Restricted Stock Award Agreement For Executives	Incorporated by reference to Exhibit 10.25 of Sun Communities Inc.'s Current Report on Form 10-K filed on February 28, 2024
10.33#	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on February 19, 2025
10.34#	Sun Communities Inc. Executive Compensation Recovery (Clawback) Policy	Incorporated by reference to Exhibit 10.25 of Sun Communities Inc.'s Current Report on Form 10-K filed on February 28, 2024
10.35*
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

SUN COMMUNITIES, INC.

10.36*
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
Incorporated by reference to Exhibit 10.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 13, 2022
14.1	Code of Conduct and Business Ethics	Incorporated by reference to Exhibit 14.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on February 19, 2025
19.1	Insider Trading Policy	Incorporated by reference to Exhibit 99.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on February 19, 2025
21.1	List of Subsidiaries of Sun Communities, Inc.	Filed herewith
22.1	List issuers of guaranteed securities	Filed herewith
23.1	Consent of Grant Thornton LLP	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

SUN COMMUNITIES, INC. (Registrant)
Dated: February 28, 2025	By	/s/	Gary A. Shiffman
Gary A. Shiffman, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Capacity	Date
/s/	Gary A. Shiffman	Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)	February 28, 2025
Gary A. Shiffman
/s/	Fernando Castro-Caratini	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 28, 2025
Fernando Castro-Caratini
/s/	Tonya Allen	Director	February 28, 2025
Tonya Allen
/s/	Meghan G. Baivier	Director	February 28, 2025
Meghan G. Baivier
/s/	Stephanie W. Bergeron	Director	February 28, 2025
Stephanie W. Bergeron
/s/	Jeff T. Blau	Director	February 28, 2025
Jeff T. Blau
/s/	Jerome W. Ehlinger	Director	February 28, 2025
Jerome W. Ehlinger
/s/	Brian M. Hermelin	Director	February 28, 2025
Brian M. Hermelin
/s/	Craig A. Leupold	Director	February 28, 2025
Craig A. Leupold
/s/	Clunet R. Lewis	Director	February 28, 2025
Clunet R. Lewis

SUN COMMUNITIES, INC.
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

SUN COMMUNITIES, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Sun Communities, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Sun Communities, Inc. (a Maryland corporation) and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated February 28, 2025 expressed an adverse opinion.

Basis for opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Potential Impairment of Investment Properties
As described further in Note 1 to the consolidated financial statements, the Company reviews the carrying value of its long-lived assets, which includes its investment properties, for impairment on a quarterly basis or whenever events or changes in circumstances indicate a possible impairment. Events or circumstances that may prompt a test of recoverability may include a significant decrease in the anticipated market price, and adverse change to the extent or manner in which an asset may be used or in its physical condition or other events that may significantly change the value of the long-lived asset.

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

SUN COMMUNITIES, INC.
The principal consideration for our determination that the evaluation of recoverability of investment properties is a critical audit matter is that auditing management's evaluation of impairment is challenging due to the high degree of subjective auditor judgment necessary in evaluating management's determination of undiscounted cash flows for properties where impairment indicators have been identified. The significant assumptions used in the undiscounted cash flows analysis includes growth rates, forecasted net operating income, estimated holding period, and capitalization rates. These assumptions can be affected by expectations about future market or economic conditions, demand and competition.

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

•When an undiscounted cash flow analysis was necessary, we evaluated the significant assumptions and methods used in developing that analysis. As part of our evaluation, for certain investment properties we assessed the historical accuracy of the Company's estimates and ability to forecast property performance. We also performed sensitivity analyses of certain significant assumptions to evaluate the changes in the undiscounted cash flows of certain properties that would result from changes in the assumptions used by management.

•We utilized an internal valuation specialist to compare the consistency of capitalization rates used by the Company to those used for comparable properties in the market.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2003.

Philadelphia, Pennsylvania
February 28, 2025

SUN COMMUNITIES, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Sun Communities, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Sun Communities, Inc. (a Maryland corporation) and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment.

The Company has identified a deficiency in a principle associated with the risk assessment component of the COSO framework. Specifically, the control deficiency constitutes a material weakness relating to defining clear financial reporting objectives, that identify and evaluate risks of misstatements due to errors over certain financial reporting processes, or the development of internal controls to mitigate those risks. The risk assessment and response material weakness contributed to other deficiencies in the design and implementation of the Company's internal control:

•Inadequate identification and timely consideration of accounting for certain transactions.

•Existence of inappropriate access and insufficient segregation of duties upon implementation of a new integrated enterprise resource planning ("ERP") and general ledger system during 2024.

•Reliance on information and reports from the Company's ERP used in internal controls over financial reporting without adequately validating their completeness and accuracy.

•Inadequate assessment of the impact of the Company's new ERP on certain processes and related control activities, including investment property, inventory of manufactured homes, and the review and approval of manual journal entries.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2024. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated February 28, 2025 which expressed an unqualified opinion on those financial statements.

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

SUN COMMUNITIES, INC.
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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
February 28, 2025

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for per share amounts)

	As of
	December 31, 2024	December 31, 2023
Assets
Land	$4,511.0	$4,278.2
Land improvements and buildings	11,460.6	11,682.2
Rental homes and improvements	834.1	744.4
Furniture, fixtures and equipment	1,108.4	1,011.7
Investment property	17,914.1	17,716.5
Accumulated depreciation	(3,741.0)	(3,272.9)
Investment property, net	14,173.1	14,443.6
Cash, cash equivalents and restricted cash	63.9	42.7
Inventory of manufactured homes	129.8	205.6
Notes and other receivables, net (includes $242.4 and $154.1 at fair value)	484.0	421.6
Collateralized receivables, net (see Note 5)	51.2	56.2
Goodwill	551.2	733.0
Other intangible assets, net	338.9	369.5
Other assets, net	757.3	668.5
Total Assets	$16,549.4	$16,940.7
Liabilities
Mortgage loans payable (see Note 8)	$3,212.2	$3,478.9
Secured borrowings on collateralized receivables (see Note 5)	51.2	55.8
Unsecured debt (see Note 8)	4,089.4	4,242.6
Distributions payable	122.6	118.2
Advanced reservation deposits and rent	331.0	344.5
Accrued expenses and accounts payable	310.1	313.7
Other liabilities	980.3	953.1
Total Liabilities	9,096.8	9,506.8
Commitments and contingencies (see Note 16)
Temporary equity (see Note 9)	259.8	260.9
Shareholders' Equity
Common stock, $0.01 par value. Authorized: 360.0 shares; Issued and outstanding: 127.4 at December 31, 2024 and 124.4 at December 31, 2023	1.3	1.2
Additional paid-in capital	9,864.2	9,466.9
Accumulated other comprehensive income	(7.9)	12.2
Distributions in excess of accumulated earnings	(2,775.9)	(2,397.5)
Total SUI Shareholders' Equity	7,081.7	7,082.8
Noncontrolling interests
Common and preferred OP units	110.4	90.2
Consolidated entities	0.7	—
Total noncontrolling interests	111.1	90.2
Total Shareholders' Equity	7,192.8	7,173.0
Total Liabilities, Temporary Equity and Shareholders' Equity	$16,549.4	$16,940.7

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Revenues
Real property	$2,163.4	$2,059.8	$1,902.2
Home sales	369.9	419.9	465.8
Service, retail, dining and entertainment	626.9	638.9	531.6
Interest	20.7	45.4	35.2
Brokerage commissions and other, net	40.2	60.6	34.9
Total Revenues	3,221.1	3,224.6	2,969.7
Expenses
Property operating and maintenance	732.3	693.0	628.6
Real estate tax	125.7	117.4	110.6
Home costs and selling	273.1	305.6	322.4
Service, retail, dining and entertainment	570.7	570.4	456.9
General and administrative	295.3	272.1	257.4
Catastrophic event-related charges, net (see Note 16)	27.1	3.8	17.5
Business combinations	0.4	3.0	24.7
Depreciation and amortization	680.7	660.0	601.8
Asset impairments (see Note 3 and Note 15)	71.4	10.1	3.0
Goodwill impairment (see Note 6)	180.8	369.9	—
Loss on extinguishment of debt (see Note 8)	1.4	—	4.4
Interest	350.4	325.8	229.8
Interest on mandatorily redeemable preferred OP units / equity	—	3.3	4.2
Total Expenses	3,309.3	3,334.4	2,661.3
Income / (Loss) Before Other Items	(88.2)	(109.8)	308.4
Loss on remeasurement of marketable securities	—	(16.0)	(53.4)
Gain / (loss) on foreign currency exchanges	(25.8)	(0.3)	5.4
Gain on dispositions of properties (see Note 3)	202.9	11.0	12.2
Other income / (expense), net	3.2	(7.5)	(2.1)
Loss on remeasurement of notes receivable (see Note 4 and Note 15)	(36.4)	(106.7)	(0.8)
Income from nonconsolidated affiliates (see Note 7)	9.5	16.0	2.9
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates (see Note 7)	6.6	(4.2)	(2.7)
Current tax expense (see Note 12)	(4.3)	(14.5)	(10.3)
Deferred tax benefit (see Note 12)	39.6	22.9	4.2
Net Income / (Loss)	107.1	(209.1)	263.8
Less: Preferred return to preferred OP units / equity interests	12.8	12.3	11.0
Less: Income / (loss) attributable to noncontrolling interests	5.3	(8.1)	10.8
Net Income / (Loss) Attributable to SUI Common Shareholders	$89.0	$(213.3)	$242.0

Weighted average common shares outstanding - basic	124.5	123.4	120.2
Weighted average common shares outstanding - diluted	127.2	123.8	122.9

Basic earnings / (loss) per share (see Note 13)	$0.71	$(1.71)	$2.00
Diluted earnings / (loss) per share (see Note 13)	$0.71	$(1.72)	$2.00

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
(In millions)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net Income / (Loss)	$107.1	$(209.1)	$263.8
Foreign Currency Translation
Foreign currency translation gain / (loss) arising during period	(16.7)	29.8	(76.9)
Adjustment for accumulated foreign currency translation loss reclassified into earnings	2.3	11.9	—
Net foreign currency translation gain / (loss)	(14.4)	41.7	(76.9)
Cash Flow Hedges:
Change in unrealized gain / (loss) on interest rate derivatives	13.2	(4.9)	64.3
Less: Interest rate derivative gain reclassified to earnings	(19.0)	(14.9)	(1.3)
Net unrealized gain / (loss) on interest rate derivatives	(5.8)	(19.8)	63.0
Total Comprehensive Income / (Loss)	86.9	(187.2)	249.9
Less: Comprehensive (income) / loss attributable to noncontrolling interests	(5.2)	8.3	(9.9)
Comprehensive Income / (Loss) Attributable to SUI	$81.7	$(178.9)	$240.0

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions)

			Shareholders' Equity
	Temporary Equity	Common Stock (Shares)	Common Stock ($Value)	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (Loss)	Noncontrolling Interests	Total Shareholders' Equity	Total Equity
Balance at December 31, 2021	$288.9	116.0	$1.2	$8,175.6	$(1,556.0)	$3.1	$106.7	$6,730.6	$7,019.5
Issuance of common stock and common OP units, net	—	7.2	—	1,243.6	—	—	5.5	1,249.1	1,249.1
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.1)	—	(19.3)	—	—	—	(19.3)	(19.3)
Conversions	(92.6)	0.9	—	100.8	—	—	(7.5)	93.3	0.7
Issuance of third party equity interests in consolidated entities	10.3	—	—	—	—	—	—	—	10.3
Other redeemable noncontrolling interests	0.1	—	—	—	(0.1)	—	—	(0.1)	—
Acquisition of third party equity interest in consolidated entities	—	—	—	11.7	—	—	(21.1)	(9.4)	(9.4)
Share-based compensation - amortization and forfeitures	—	—	—	37.3	0.3	—	—	37.6	37.6
Other comprehensive loss	—	—	—	—	—	(13.0)	(0.9)	(13.9)	(13.9)
Net income	2.4	—	—	—	252.9	—	8.5	261.4	263.8
Distributions	(7.0)	—	—	—	(427.5)	—	(12.5)	(440.0)	(447.0)
OP Units accretion	0.8	—	—	—	(0.8)	—	—	(0.8)	—
Balance at December 31, 2022	$202.9	124.0	$1.2	$9,549.7	$(1,731.2)	$(9.9)	$78.7	$7,888.5	$8,091.4
Issuance of common stock and common OP units, net	—	0.4	—	(0.6)	—	—	28.9	28.3	28.3
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.1)	—	(12.8)	—	—	—	(12.8)	(12.8)
Conversions	(3.2)	0.1	—	13.3	—	—	(0.5)	12.8	9.6
Issuance of third party equity interests in consolidated entities	1.9	—	—	—	—	—	—	—	1.9
Other redeemable noncontrolling interests	0.2	—	—	—	(0.2)	—	—	(0.2)	—
Acquisition of third party equity interest in consolidated entities	(28.2)	—	—	(125.3)	—	—	—	(125.3)	(153.5)
Sale of consolidated affiliates	(5.0)	—	—	—	—	—	—	—	(5.0)
Share-based compensation - amortization and forfeitures	—	—	—	42.6	0.3	—	—	42.9	42.9
Issuance of Series K preferred OP units	100.6	—	—	—	—	—	—	—	100.6
Issuance of Series L preferred OP units	—	—	—	—	—	—	2.0	2.0	2.0
Other comprehensive income / (loss)	—	—	—	—	—	22.1	(0.2)	21.9	21.9
Net loss	(2.2)	—	—	—	(201.0)	—	(5.9)	(206.9)	(209.1)
Distributions	(8.6)	—	—	—	(462.9)	—	(12.8)	(475.7)	(484.3)
OP Units accretion	2.5	—	—	—	(2.5)	—	—	(2.5)	—
Balance at December 31, 2023	$260.9	124.4	$1.2	$9,466.9	$(2,397.5)	$12.2	$90.2	$7,173.0	$7,433.9
Issuance of common stock and common OP units, net	—	3.1	0.1	361.0	—	—	35.9	397.0	397.0
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.2)	—	(9.8)	—	—	—	(9.8)	(9.8)
Conversions	(1.5)	0.1	—	4.6	—	—	(3.1)	1.5	—
Sale of consolidated affiliates	(0.2)	—	—	—	—	—	—	—	(0.2)
Share-based compensation - amortization and forfeitures	—	—	—	41.5	0.4	—	—	41.9	41.9
Other comprehensive loss	—	—	—	—	—	(20.1)	(0.1)	(20.2)	(20.2)
Net income	3.5	—	—	—	101.8	—	1.8	103.6	107.1
Distributions	(9.7)	—	—	—	(473.8)	—	(13.6)	(487.4)	(497.1)
OP Units accretion	6.8	—	—	—	(6.8)	—	—	(6.8)	—
Balance at December 31, 2024	$259.8	127.4	$1.3	$9,864.2	$(2,775.9)	$(7.9)	$111.1	$7,192.8	$7,452.6

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Operating Activities
Net income / (loss)	$107.1	$(209.1)	$263.8
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of assets	(10.7)	(9.1)	(27.3)
Gain on disposition of properties	(202.9)	(11.0)	(12.2)
(Gain) / loss on foreign currency exchanges	25.8	0.3	(5.4)
Loss on remeasurement of marketable securities (see Note 15)	—	16.0	53.4
Contingent gain	(10.4)	—	(3.4)
Asset impairment charges	71.4	10.1	3.0
Catastrophic event-related impairment	5.1	(0.7)	11.2
Goodwill impairment charge (See Note 6)	180.8	369.9	—
Share-based compensation	41.6	42.9	37.6
Depreciation and amortization	667.1	642.0	576.1
Deferred tax benefit (see Note 12)	(39.6)	(22.9)	(4.2)
Loss on remeasurement of notes receivable (see Note 4)	36.4	106.7	0.8
(Gain) / loss on remeasurement of investment in nonconsolidated affiliates (see Note 7)	(6.6)	4.2	2.7
Income from nonconsolidated affiliates (see Note 7)	(9.5)	(16.0)	(2.9)
Proceeds from derivative settlements, net	(2.4)	13.4	35.3
Other	(2.7)	(1.8)	12.6
Change in notes receivable from financed sales of inventory homes, net of repayments	(47.7)	(7.9)	5.2
Change in inventory, other assets and other receivables, net	31.7	(110.3)	(274.0)
Change in other liabilities	26.5	(26.2)	62.6
Net Cash Provided By Operating Activities	861.0	790.5	734.9
Investing Activities
Investment in properties	(652.9)	(1,003.0)	(921.0)
Acquisitions, net of cash acquired	(68.8)	(53.3)	(2,213.5)
Proceeds / (payment) from deposit on acquisition	(1.0)	1.6	2.7
Proceeds from insurance	6.6	10.8	—
Proceeds from disposition of assets and depreciated homes, net	21.7	62.3	100.0
Proceeds related to disposition of properties	421.8	9.9	43.5
Issuance of notes and other receivables	(8.4)	(38.4)	(53.0)
Repayments of notes and other receivables	8.2	9.1	12.5
Proceeds from sale of marketable securities	—	103.6	—
Investments in nonconsolidated affiliates	(22.4)	(39.5)	(51.1)
Distributions of capital from nonconsolidated affiliates	27.8	17.4	17.3
Net Cash Used For Investing Activities	(267.4)	(919.5)	(3,062.6)
Financing Activities
Issuance and costs of common stock, OP units and preferred OP units, net	361.1	(0.6)	1,209.6
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	(9.8)	(12.8)	(19.3)
Borrowings on lines of credit	2,630.7	1,635.0	3,704.7
Payments on lines of credit	(3,286.3)	(1,775.6)	(2,504.0)
Proceeds from secured borrowing	—	53.4	—
Proceeds from issuance of other debt	499.8	835.7	827.9
Payments on other debt	(269.2)	(174.3)	(400.8)
Distributions	(492.7)	(476.4)	(434.2)
Payments for deferred financing costs, net of prepaid return	(5.2)	(6.0)	(27.2)
Other Financing Activities	—	1.9	(8.1)
Net Cash Provided By / (Used For) Financing Activities	(571.6)	80.3	2,348.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.8)	1.0	(8.7)
Net change in cash, cash equivalents and restricted cash	21.2	(47.7)	12.2
Cash, cash equivalents and restricted cash, beginning of period	42.7	90.4	78.2
Cash, Cash Equivalents and Restricted Cash, End of Period	$63.9	$42.7	$90.4

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Supplemental Information
Cash paid for interest (net of capitalized interest of $8.6, $12.9 and $7.0, respectively)	$342.2	$326.7	$218.3
Cash paid for interest on mandatorily redeemable debt	$—	$3.3	$4.2
Cash paid for income taxes	$3.4	$20.5	$5.8
Noncash investing and financing activities
Reduction in secured borrowing balance	$7.1	$0.6	$—
Change in distributions declared and outstanding	$4.4	$7.9	$12.8
Conversion of common and preferred OP units	$4.6	$13.3	$100.8
Assets held for sale, net (included within Other Assets, net and Other Liabilities)	$47.5	$—	$—
Common OP units issued for acquisition of noncontrolling interests	$—	$2.0	$—
ROU asset obtained from new operating lease liabilities	$3.7	$5.2	$19.2
Release of note receivable and accrued interest in relation to acquisition of real estate collateral	$—	$263.8	$—
Issuance of notes and other receivables in relation to disposition of properties	$42.4	$111.2	$—
Properties transferred in exchange for noncontrolling interests	$—	$159.2	$—
Equity interest and note receivable transferred in exchange for noncontrolling interests	$—	$27.5	$—
Settlement of preferred equity interests in connection with exchange for noncontrolling interests	$—	$39.1	$—
Noncash investing and financing activities at the date of acquisition
Acquisitions - Common stock and OP units issued	$35.9	$4.4	$37.7
Acquisitions - Series K preferred interest	$—	$100.6	$—
Acquisitions - Finance lease liabilities	$—	$—	$13.3
Acquisitions - Financial liabilities	$—	$—	$359.8
Acquisitions - Deferred tax liabilities	$—	$—	$313.8

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Significant Accounting Policies

Business

Sun Communities, Inc., a Maryland corporation, and all wholly-owned or majority-owned and controlled subsidiaries, including Sun Communities Operating Limited Partnership, a Michigan limited partnership (the "Operating Partnership"), Sun Home Services, Inc., a Michigan corporation ("SHS"), Safe Harbor Marinas, LLC, a Delaware limited liability company ("Safe Harbor") and our Park Holidays subsidiaries and the other entities through which we operate our business in the United Kingdom ("UK") are referred to herein as the "Company," "SUI," "us," "we," or "our."

We are a fully integrated, self-administered and self-managed REIT. As of December 31, 2024, we owned and operated or had an interest in, a portfolio of 645 MH and RV communities and marinas (collectively, the "properties") located in the U.S., Canada, and the UK, including 288 MH communities, 166 RV communities, 138 marinas, and 53 UK communities.

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

Total assets related to consolidated VIEs, with the exception of the Operating Partnership, comprised 0.6% and 0.8% of our consolidated total assets at December 31, 2024 and 2023, respectively. Total liabilities comprised less than 1.0% of our consolidated total liabilities at December 31, 2024 and 2023. Equity Interests and Noncontrolling interests related to the consolidated VIEs, on an absolute basis, comprised less than 1.0% of our consolidated total equity at December 31, 2024 and 2023.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Real estate held for sale - we periodically classify real estate as held for sale. An asset is classified as held for sale after an active program to sell an asset has commenced and when the sale is probable. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information regarding real estate assets held for sale as of December 31, 2024.

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

Capitalized Costs

We capitalize certain costs incurred in connection with the development, redevelopment, capital enhancement and leasing of our properties. Management is required to use professional judgment in determining whether such costs meet the criteria for capitalization or immediate expense. The amounts are dependent on the volume and timing of such activities, and the costs associated with such activities:

•Maintenance, repairs, and minor improvements to properties are expensed when incurred.
•Renovations and improvements to our properties are capitalized and depreciated over their estimated useful lives and real estate project costs related to the development of new community or expansion sites are capitalized until the property is substantially complete and available for occupancy.
•Costs incurred to initially renovate pre-owned and repossessed homes that we acquire for our Rental Program are capitalized, and the majority of costs incurred to refurbish the homes at turnover and repair the homes while occupied, are expensed unless they extend the life of the home.
•Renovations and improvements to marinas are capitalized and depreciated over their estimated useful lives.
•Improvements made to docks, buildings, systems, equipment, shorelines, and site improvements are capitalized until the project is substantially complete and available for use.
•Certain expenditures to dealers and residents related to obtaining lessees in our communities are capitalized and amortized based on the anticipated term of occupancy of a resident.
•Costs incurred to develop internal-use software are capitalized and amortized on a straight-line basis over the estimated useful life of the related software (typically one to eight years).
•Costs associated with purchases of furniture, fixtures and equipment, major replacements, and improvements are capitalized and subsequently depreciated over their respective underlying assets estimated useful lives.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Costs incurred to obtain new debt financing (i.e. deferred financing costs) are capitalized and amortized over the term of the underlying loan agreement using the effective interest method for senior unsecured notes and the straight-line method (which approximates the effective interest method) for other financing. Deferred financing costs include fees and costs incurred to obtain long-term financing. Unamortized deferred financing costs are written off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing costs and any related discounts or premiums are accounted for in accordance with ASC 470-50-40, "Modifications and Extinguishments."

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less from the date of purchase to be cash and cash equivalents. At December 31, 2024 and 2023, $47.4 million and $29.2 million of cash and cash equivalents, respectively, was included as a component of Cash, cash equivalents and restricted cash on the Consolidated Balance Sheets. The maximum amount of credit risk arising from cash deposits in excess of federally insured amounts was approximately $46.4 million and $45.6 million as of December 31, 2024 and 2023, respectively. The maximum amount of credit risk arising from UK's cash deposits in excess of insured amounts through the Financial Services Compensation Scheme ("FSCS") was approximately £0.8 million ($1.0 million) and £1.8 million ($2.3 million) as of December 31, 2024 and 2023, respectively.

Restricted Cash

Restricted cash consists primarily of utility deposits and amounts held in deposit for tax, insurance and repair escrows held by lenders in accordance with certain debt agreements. At December 31, 2024 and 2023, $16.4 million and $13.5 million of restricted cash, respectively, was included as a component of Cash, cash equivalents and restricted cash on the Consolidated Balance Sheets. Changes in the restricted cash are reported in our Consolidated Statements of Cash Flows as operating, investing or financing activities based on the nature of the underlying activity. Restricted cash and restricted cash equivalents are included with cash and cash equivalents in the reconciliation of the beginning of period and the end of period cash balance on the Consolidated Statements of Cash Flows.

Inventory

Inventory of manufactured homes is stated at lower of specific cost or net realizable value based on the specific identification method and the balance is separately disclosed on our Consolidated Balance Sheets. Other inventory at our MH and RV properties consists primarily of service and merchandise related items, grocery, food, and beverage products and are stated at the lower of cost or net realizable value. Physical inventory counts are performed where inventory exists. Inventory records are adjusted accordingly to reflect actual inventory counts and any resulting shortage is recognized. Inventory at our marinas consists primarily of boats for sale at certain marinas, boat parts used in our service centers and retail related items such as merchandise used in our ship stores, gasoline and diesel fuel, and food and beverage products. Inventories at our marinas are stated at the lower of cost or net realizable value with cost determined using the First In, First Out ("FIFO") method. Physical inventory counts are performed where inventory exists. Inventory records are adjusted accordingly to reflect actual inventory counts and any resulting shortage is recognized. The other inventory balance is included in Other assets, net on our Consolidated Balance Sheet.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Notes and Other Receivables

Notes receivable - includes installment loans for manufactured homes purchased from us, transferred loans that have not met the requirements for sale accounting which are presented herein as collateralized receivables, and notes receivable from real estate developers and operators. The installment notes receivable and collateralized receivables are collateralized by the underlying manufactured home sold.

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

We elected to fair value our installment notes receivable on manufactured homes, collateralized receivables and notes receivable from real estate developers and operators in accordance with ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("CECL"). Installment notes receivable on manufactured homes and notes receivable from real estate developers and operators are measured at fair value pursuant to FASB ASC 820, "Fair Value Measurements and Disclosures." The fair value is evaluated quarterly, and any fair value adjustments are recorded in Loss on remeasurement of notes receivable on the Consolidated Statement of Operations. Refer to Note 15, "Fair Value Measurements," for additional information regarding the estimates and assumptions used to estimate the fair value of each financial instrument class.

Other receivables - are generally comprised of sale proceeds receivable from home sales near year end, amounts due from marina customers for storage, service and lease payments, amounts due from MH, annual RV, and UK residents for rent, and related charges (utility charges, fees, and other pass-through charges), insurance receivables and various other miscellaneous receivables. Accounts outstanding longer than the contractual payment terms are considered past due.

Accounts receivable from marina customers are stated at amounts due net of an allowance for credit losses. Receivables related to our marina rents are reserved when we believe that collection is less than probable, which is generally 50% for certain receivable balances over 180 days, and 60% after the balance reaches 60 days past due for all other receivables.

Accounts receivable from residents are typically due within 30 days and stated at amounts due from residents net of an allowance for credit losses. We evaluate the recoverability of our receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan and lease agreements. Receivables related to MH community rents are reserved when we believe that collection is less than probable, which is generally after a resident balance reaches 60 to 90 days past due. In the UK, annual rents are noticed in full during the fourth quarter and due by January 31st of the following year. Payment can be made upfront or in monthly installments. Accounts receivables are reviewed regularly for collectability, with related reserves set annually for outstanding receivables. Refer to Note 4, "Notes and Other Receivables," for additional detail on receivables.

Goodwill

We account for goodwill pursuant to ASC 350, "Intangibles—Goodwill and Other." Goodwill is tested for impairment at the reporting unit level. If the fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. We assess our goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances arise and impairment indicators are identified. Events or circumstances that may result in an impairment review include changes in macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, specific events affecting the reporting unit or a sustained decrease in share prices. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding industry, economic, and regulatory conditions in each respective geographic region in which we conduct operations.

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

During the year ended December 31, 2024, we performed goodwill impairment assessments. For the Park Holidays reporting unit within the UK reporting segment, we recorded aggregate impairment charges of $180.8 million to write down the carrying value to its respective fair value. In 2024 and 2023, we performed qualitative and quantitative assessments of our goodwill balance for potential impairment. As a result of our impairment testing, we determined that the fair value of the Park Holidays reporting unit was below its carrying value in each year and recorded non-cash goodwill impairment charges of $180.8 million and $369.9 million during the years ended December 31, 2024 and 2023, respectively. Refer to Note 6, "Goodwill and Other Intangible Assets," for additional information on goodwill and goodwill impairment charges.

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

Other Intangible Assets

Other intangible assets primarily comprise in-place leases (including slip in-place leases), non-competition agreements, trademarks and trade names, customer relationships, and franchise agreements. Other intangible assets are reviewed for impairment on an annual basis or more frequently if indicators of impairment are identified.

Intangible assets with finite lives - we amortize identified intangible assets that are determined to have finite lives over the period the assets are expected to contribute directly or indirectly to the future cash flows of the property or business. Intangible assets that are deemed to have finite lives are amortized on a straight line basis over their useful lives, which range from two months to 27 years.

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

Fair Value Measurements

Our financial instruments consist primarily of cash, cash equivalents and restricted cash, notes and other receivables, derivative assets and liabilities, debt, and other liabilities. We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures, pursuant to ASC 820, "Fair Value Measurements and Disclosures."

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

Refer to Note 15, "Fair Value Measurements," for additional information on methods and assumptions used to estimate the fair value of each financial instrument class.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition

As a real estate owner and operator, the majority of our revenue consists of Income from real property from site and home leases and wet slip and dry storage space leases that are accounted for pursuant to ASC 842, "Leases." Other revenue streams, such as those generated from home sales and service, retail, dining, and entertainment activities, are accounted for pursuant to ASC 606, "Revenue from Contracts with Customers," except for those that are within the scope of other topics in the FASB ASC. For transactions in the scope of ASC 606, we recognize revenue when control of goods or services transfers to the customer, in the amount that we expect to receive for the transfer of goods or provision of services. Due to the nature and timing of our identified revenue streams, there were no material outstanding performance obligations as of December 31, 2024. Refer to Note 2, "Revenue," for additional information.

Income from real property includes revenue from residents and guests in our communities, who lease the site on which their home or RV is located and either own or lease their home or RV, rental home revenue, wet slip and dry storage space revenue at our marinas, and short-term vacation home and site rentals. Revenues from residents and guests includes revenues from site leases to annual MH residents and annual RV guests, and site rentals to transient RV guests. Resident leases are generally for one-year, but may range from month-to-month to two year terms and are renewable by mutual agreement between the parties, or in some cases, as provided by statute. The majority of our slip and storage space leases have annual terms that are generally billed seasonally and are renewable by mutual agreement between the parties. Revenues from site and home leases and wet slip and dry storage space leases fall under the scope of ASC 842, and are accounted for as operating leases with straight-line recognition. Non-lease components of our site lease contracts, which are primarily provision of utility services at our communities, are accounted for with the site lease as a single lease component per ASC 842. In accordance with the practical expedient criteria to combine lease and non-lease components, we noted that the timing and pattern of transfer for the lease and non-lease components are the same, and the leases qualify as operating leases. Accordingly, we present rental revenues and utility recoveries as a single lease component within Income from real property in the Consolidated Statement of Operations. Rental home revenues which comprise rental agreements whereby we lease homes to residents in our communities, and short-term vacation home and site rentals are accounted for under ASC 842. Additionally, we include collections of real estate taxes from residents and guests within Income from real property. As a lessor, we have a significant amount of variable lease payments that we receive, usually from revenue derived from percentage-based leases. The revenue from these leases is accounted for on an as earned basis. We also have a number of short-term leases that are accounted for on an as earned basis. All our revenues are recognized net of taxes collected from customers and submitted to taxing authorities. Real estate taxes are recorded as a liability when collected and released when payments are remitted to tax authorities.

Revenue from home sales - SHS, our U.S. taxable REIT subsidiary, and Park Holidays, sell manufactured homes to current and prospective residents in our communities. We recognize revenue from home sales pursuant to ASC 606 as manufactured homes are tangible personal property that can be located on any land parcel. Manufactured homes are not permanent fixtures or improvements to the underlying real estate and we therefore do not consider them to be subject to the guidance in ASC 360-20, "Real Estate Sales." In accordance with the core principle of ASC 606, we recognize revenue from home sales at the time of closing when control of the home transfers to the customer. After closing of the sale transaction, we have no remaining performance obligation. As of December 31, 2024 and 2023, we had $24.5 million and $28.2 million, respectively, of receivables from contracts with customers, which consists of home sales proceeds, and are presented as a component of Notes and other receivables, net on our Consolidated Balance Sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes. We report real estate taxes collected from residents and remitted to taxing authorities in revenue.

Service, retail, dining and entertainment revenue - is primarily composed of proceeds from restaurant, golf, merchandise, retail, fuel, service and other activities at our RV communities, marinas, and MH communities in the U.K. Revenues are recognized at the point of sale when control of the good or service transfers to the customer and our performance obligation has been satisfied. In addition, Marina rental income, which includes boat rentals, is earned when the customer takes control of the good or service and is included in Service, retail, dining and entertainment revenue. Sales and other taxes that we collect concurrent with revenue-producing activities are excluded from the transaction price.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Brokerage commissions and other - comprise brokerage commissions for sales of manufactured homes at our communities and brokerage commissions at our marinas, where we act as agent and arrange for a third party to transfer a manufactured home, a park model or a boat to a customer within one of our properties. Brokerage commission revenues are accounted for in accordance with ASC 606 and are recognized on a net basis at closing, when the transaction is completed and our performance obligations have been fulfilled. Other revenues primarily include prepaid rent adjustments, proceeds from business interruption insurance, dividend income and management fees earned from managing third-party-owned holiday parks and third-party-owned marinas.

Advertising Costs

Advertising costs are expensed as incurred. As of December 31, 2024, 2023, and 2022, we had advertising costs of $34.1 million, $33.8 million and $30.9 million, respectively.

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

Foreign Currency

The assets and liabilities of our operations in the UK, Canada, and Australia, where the functional currency is the pound sterling, Canadian dollar and Australian dollar, respectively, are translated into U.S. dollars using the exchange rate in effect as of the balance sheet date. Income statement amounts are translated at the average exchange rate prevailing during the period. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive income. Foreign currency exchange gains and losses arising from fluctuations in currency exchange rates on transactions and the effects of remeasurement of monetary balances denominated in currencies other than the functional currency are recorded in earnings within Gain / (loss) on foreign currency exchanges on the Consolidated Statements of Operations.

For the years ended, December 31, 2024, 2023, and 2022, we recorded a foreign currency exchange loss of $25.8 million, a loss of $0.3 million and a gain of $5.4 million, respectively, on our Consolidated Statements of Operations.

Derivative Instruments and Hedging Activities

We enter into derivative instruments for risk management purposes to minimize the effect of interest rate changes on future cash outflows related to outstanding floating rate debt and forecasted issuances of long-term debt, and the benchmark interest rates used are the SOFR and the SONIA Rate. Treasury rate lock contracts, interest rate swaps and forward swaps are used to accomplish this objective. We do not enter into derivative instruments for speculative purposes.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We recognize derivative instruments at fair value on a recurring basis on the Consolidated Balance Sheets and classify the derivatives within Level 2 of the fair value hierarchy. We adjust our Consolidated Balance Sheets on a quarterly basis to reflect the current fair market value of the derivative instruments. Refer to Note 15, "Fair Value Measurements," for additional information related to the fair value methodology used for derivative financial instruments.

As of December 31, 2024, all outstanding derivative instruments have been designated as cash flow hedges under ASC Topic 815, "Derivatives and Hedging." These contracts have maturities of 10 years or less. The risks being hedged are the interest rate risk related to outstanding floating rate debt and forecasted debt transactions. We assess the effectiveness of the derivative instruments in hedging the underlying interest rate exposure both at inception and on an ongoing basis. The unrealized gains or losses on the derivative instruments are recorded in Accumulated other comprehensive income and are reclassified to Interest expense on the Consolidated Statements of Operations during the same period in which the hedged transaction affects earnings. We estimate that $6.4 million will be reclassified as a reduction to Interest expense over the next 12 months for all of our outstanding cash flow hedges. Cash flow from these derivative instruments is classified in the same category as the cash flow items being hedged on the Consolidated Statements of Cash Flows. Refer to Note 14, "Derivative Financial Instruments," for additional information regarding derivative activity.

Accounting for Leases

Lessee Accounting

Pursuant to ASC Topic 842, "Leases," we determine if an arrangement is a lease at inception based on whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Our operating lease agreements are primarily for land and submerged land under non-cancelable operating leases at certain properties, executive office spaces and certain equipment leases. The ROU asset and liabilities are included within Other assets, net and Other liabilities on the Consolidated Balance Sheets.

For operating leases with a term greater than one year, we recognize the ROU assets and liabilities related to the lease payments on the Consolidated Balance Sheets. The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The ROU assets represent our right to use the underlying assets for the term of the lease and the lease liabilities represent our obligation to make lease payments arising for the agreements. The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received, and any adjustments to reflect favorable or unfavorable terms of the lease when compared with market terms. The ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus unamortized initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Variable lease payments, except for the ones that depend on an index or rate, are excluded from the calculation of the ROU assets and lease liabilities and are recognized as variable lease expense in the Consolidated Statements of Operations in the period in which they are incurred. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Many of our lessee agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. The lease liability costs are amortized over the straight-line method over the term of the lease. Operating leases with a term of less than one year are recognized as a lease expense over the term of the lease, with no asset or liability recognized on the Consolidated Balance Sheets.

Finance leases where we are the lessee are included in Investment property, net and Other liabilities on our Consolidated Balance Sheets. The lease liabilities are initially measured in the same manner as operating leases and are subsequently measured at amortized cost using the effective interest method. Refer to Note 17, "Leases," for information regarding leasing activities.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lessor Accounting

Leases to Customers

As detailed in the Revenue Recognition section, our income from real property at our communities and marinas is derived from rental agreements where we are the lessor. ASC 842 limits the definition of initial direct costs to only the incremental costs of signing a lease. Internal sales employees' compensation, payroll-related fringe benefits, certain legal fees rendered prior to the execution of a lease, negotiation costs, advertising and other origination effort costs do not meet the definition of an initial direct cost and therefore, are accounted for as General and administrative expense or Property operating and maintenance expense in our Consolidated Statements of Operations. ASC 842 permits the capitalization of direct commission costs.

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

Leases to Real Estate Operators

We do not have any operating leases with real estate operators at our MH or UK properties. At our RV communities and marinas, our non-cancellable leases with real estate operators where we are the lessor are classified as operating leases with lease income recognized on a straight line basis over the terms of the relevant lease agreement and is included within Income from real property and Brokerage commissions and other, net.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Revenue

Disaggregation of Revenue

The following table disaggregates our revenue by major source and segment (in millions):

	Year Ended
	December 31, 2024					December 31, 2023					December 31, 2022
	MH	RV	Marina	UK	Consolidated	MH	RV	Marina	UK	Consolidated	MH	RV	Marina	UK(1)	Consolidated
Revenues
Real property	$957.4	$568.5	$460.3	$177.2	$2,163.4	$907.5	$564.4	$431.6	$156.3	$2,059.8	$845.6	$563.4	$384.6	$108.6	$1,902.2
Home sales	149.9	31.2	—	188.8	369.9	188.5	45.3	—	186.1	419.9	238.6	36.8	—	190.4	465.8
Service, retail, dining and entertainment	7.6	81.0	494.4	43.9	626.9	8.5	89.2	501.2	40.0	638.9	7.5	89.0	402.3	32.8	531.6
Interest	13.7	6.0	0.6	0.4	20.7	39.8	4.9	0.6	0.1	45.4	32.2	2.8	0.2	—	35.2
Brokerage commissions and other, net	20.0	10.9	5.3	4.0	40.2	26.4	23.7	7.0	3.5	60.6	14.5	15.2	1.4	3.8	34.9
Total Revenues	$1,148.6	$697.6	$960.6	$414.3	$3,221.1	$1,170.7	$727.5	$940.4	$386.0	$3,224.6	$1,138.4	$707.2	$788.5	$335.6	$2,969.7
(1) UK amounts for the year ended December 31, 2022 cover the period from April 8, 2022 (date of acquisition) through December 31, 2022.

Our revenue consists of real property revenue at our MH, RV, Marina, and UK properties, revenue from home sales, revenue from service, retail, dining and entertainment revenue, interest income, and brokerage commissions and other revenue.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Real Estate Acquisitions and Dispositions

Acquisitions and Dispositions

For the year ended December 31, 2024, we acquired the following properties:

Property Name	Type	Sites, Wet Slips and Dry Storage Spaces	State, Province or Country	Month Acquired
Port Milford	Marina	92	CT	April
Oak Leaf(1)	Marina	89	CT	April
Berth One Palm Beach(1)	Marina	4	FL	April
Marina Village Yacht Harbor	Marina	732	CA	September
Ventura Harbor Fuel(1)	Marina	—	CA	September
	Total	917
(1) Combined with an existing property.

The following table summarizes the amount of assets acquired, net of liabilities assumed, at the acquisition date and the consideration paid for the acquisitions completed during the years ended December 31, 2024 and 2023 (in millions):

	At Acquisition Date					Consideration
	Investment in property	Inventory of manufactured homes, boat parts and retail related items	Goodwill and other intangible assets	Other assets / (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Temporary and permanent equity(1)	Total consideration
Asset Acquisitions
Port Milford(2)	$3.9	$—	$0.1	$(0.4)	$3.6	$1.1	$2.5	$3.6
Berth One Palm Beach(3)	2.9	—	0.1	0.2	3.2	3.2	—	3.2
Marina Village Yacht Harbor(4)	50.0	—	1.4	(0.6)	50.8	17.9	32.9	50.8
Business Combinations
Oak Leaf(3)	4.8	0.1	0.3	—	5.2	5.2	—	5.2
Venture Harbor Fuel(3)	1.8	0.4	—	0.6	2.8	2.8	—	2.8
Total 2024 Acquisitions	$63.4	$0.5	$1.9	$(0.2)	$65.6	$30.2	$35.4	$65.6

Total 2023 Acquisitions(5)	$107.4	$0.1	$0.4	$4.2	$112.1	$7.1	$105.0	$112.1
(1) Refer to Note 9, "Equity and Temporary Equity," for additional detail.
(2) In conjunction with this acquisition, we issued 19,326 common Operating Partnership units ("OP units") valued at $2.5 million.
(3) Combined with an existing property.
(4) In conjunction with this acquisition, we issued 243,273 common OP units valued at $31.5 million.
(5) Includes a total of two properties with 92 sites which were accounted for as an asset acquisitions.

As of December 31, 2024, we had incurred and capitalized $2.2 million of transaction costs, which have been allocated among various fixed asset categories for purchases that meet the asset acquisition criteria. During the year ended December 31, 2024, we recognized $0.4 million of business combination expenses in connection with transactions completed during 2024.

During the three months ended March 31, 2024, we entered into a ground lease that can support one marina with eight wet slips and dry storage spaces.

2024 Development and Expansion Activities

During the year ended December 31, 2024, we acquired two land parcels located in the U.S. for an aggregate purchase price of $12.9 million. In conjunction with one of the land parcel acquisitions, we issued 4,452 common OP units valued at $0.6 million. We also acquired two buildings related to our marinas located in the U.S. for an aggregate purchase price of $13.7 million.

During the year ended December 31, 2024, we acquired two land parcels located in the UK for an aggregate purchase price of $11.6 million.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2024 Dispositions Activity

The following dispositions of real estate properties occurred during the year ended December 31, 2024:

Property Name	Segment	Number of Properties	Total Sites	State, Province or Country	Month Disposed	Gross Sales Proceeds	Cash Consideration, net(1)	Gain / (Loss) on Disposition(2)
Spanish Trails and Sundance	MH	2	533	AZ & FL	February	$48.5	$51.7	$6.2
Littondale	UK	1	114	UK	May	$5.9	$5.4	$2.2
Six Community MH Portfolio	MH	6	2,090	Various	July	$224.6	$150.7	$142.0
Lake Pointe Village	MH	1	361	FL	July	$38.0	$20.3	$16.0
Reserve at Fox Creek	MH	1	311	AZ	September	$38.0	$22.7	$22.2
Turnberry	UK	1	281	UK	November	$7.6	$7.0	$(1.1)
Canadian RV Portfolio(3)(4)	RV	13	2,836	ON	December	$64.0	$20.1	$9.1
(1) Cash consideration, net of settlement of the associated mortgage debt and other closing adjustments. Refer to Note 9, "Debt and Line of Credit," for additional detail.
(2) Recorded in Gain on dispositions of properties on the Consolidated Statements of Operations.
(3) As part of the terms of the disposition, we provided financing to the counterparty in the form a note receivable of $42.4 million. Refer to Note 4, "Notes and Other Receivables," for additional details.
(4) Gain on disposition is net of the release of foreign currency translation losses from Accumulated other comprehensive income of $2.3 million.

In addition, in December 2024, we sold one parcel of land in the U.S. for total consideration of $13.0 million and recorded a gain on sale of $10.9 million. In September 2024, we sold two development properties in the U.S. for total consideration of $37.2 million and recorded a gain on sale of $0.6 million. The two development properties were previously classified as held for sale. During the three months ended June 30, 2024, we recognized asset impairment charges of $10.8 million within the MH segment to reduce the carrying value of the two properties to an aggregate fair value of $36.1 million, driven by our change in strategic plan for these properties. The fair value measurement was determined using an income approach and Level 3 inputs based on a probability weighted holding period and estimated sale price for the assets. The asset impairment charges were recorded within Asset impairments on our Consolidated Statements of Operations.

Real Estate Held For Sale

We periodically classify real estate as "held for sale" after an active program to sell an asset has commenced and when the sale is probable. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded.

In December 2024, we reached an agreement to sell a portfolio of RV properties for total cash consideration of $92.9 million. The total consideration included proceeds from the disposition of four RV properties that we owned and termination of the associated ground leases, along with proceeds from the settlement of a developer note receivable for which three additional developer-owned properties were included in the portfolio of RV properties sold. As a result, the carrying value of total non-financial assets of $47.5 million was reclassified from Investment property, net to Other assets, net as of December 31, 2024. During the year ended December 31, 2024, we recognized asset impairment charges of $12.1 million to reduce the carrying value of the four owned RV properties to an aggregate fair value of $47.5 million. The fair value measurement was determined using a market approach and Level 2 inputs based on the estimated sale price for the assets. The asset impairment charges were recorded within Asset impairments on our Consolidated Statements of Operations. Refer to Note 4, "Notes and Other Receivables" and for additional details related to the developer note receivable. Refer to Note 20, "Subsequent Events" for additional information related to this disposition occurring after December 31, 2024.

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

Sun NG Resorts Transaction

During the three months ended December 31, 2023, we simplified the structure of certain of our consolidated variable interest entities, including Sun NG RV Resorts, Sun NG Whitewater RV Resorts LLC, Sun NG Beaver Brook LLC and four standalone affiliates (collectively "Sun NG") in a transaction with our joint venture partner in Sun NG. The transaction, which was primarily a non-monetary exchange and resulted in a net cash receipt of $8.2 million, consisted of the following:

•Disposition of our majority equity interest in three consolidated joint venture properties (including Sun NG Whitewater RV Resorts LLC) with a fair value of $166.1 million, which resulted in a gain of $13.2 million.
•Acquisition of all noncontrolling equity interests in 14 consolidated joint venture properties and a significant portion of the noncontrolling equity interest in five stand-alone joint venture properties (including Sun NG Beaver Brook LLC) with a fair value of $149.5 million. This resulted in us owning a 100% controlling interest in 14 of these properties (the "Acquired RV Properties") and a majority interest in the remaining properties. The acquisition of the noncontrolling interest was accounted for as an equity transaction in accordance with ASC Topic 810, "Consolidation," with the difference between the fair value and carrying value of the acquired noncontrolling interest of $125.3 million recorded as a decrease to Additional paid-in capital.
•Settlement of the Series A and Series B preferred equity interests in the Sun NG Resorts joint venture of $35.2 million and $3.9 million, respectively, and issuance of 20,000 Series L preferred OP units valued at $2.0 million. The Series A and Series B preferred equity interests were accounted for as Unsecured debt and Temporary Equity on our Consolidated Balance Sheets, respectively. The Series L preferred OP units were recorded in Noncontrolling Interests in the Consolidated Balance Sheets.
•Disposition of our ownership interest in Rezplot, a nonconsolidated affiliate, and settlement of notes receivable due from Rezplot for $12.2 million. In conjunction with the disposition, we remeasured the investment to its fair value and recorded a gain of $15.3 million.

Refer to Note 7, "Investments in Nonconsolidated Affiliates" related to the sale of our investment in Rezplot, Note 8, "Debt and Line of Credit" related to the settlement of the Series A preferred equity interest, and Note 9, "Equity and Temporary Equity" related to the acquisition of the noncontrolling equity interest in 14 consolidated joint venture properties and issuance of Series L preferred OP units.

Refer to Note 20, "Subsequent Events," for information regarding acquisition and dispositions completed after December 31, 2024.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in millions):

	December 31, 2024	December 31, 2023
Installment notes receivable on manufactured homes, net	$93.9	$19.6
Notes receivable from real estate developers and operators	148.5	134.5
Other receivables, net	241.6	267.5
Total Notes and Other Receivables, net	$484.0	$421.6

Installment Notes Receivable on Manufactured Homes

Installment notes receivable are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC 820, "Fair Value Measurements and Disclosures." The balances of installment notes receivable of $93.9 million (principal of installment notes receivable of $95.2 million less fair value adjustment of $1.3 million) and $19.6 million (principal of installment notes receivable of $20.4 million less fair value adjustment of $0.8 million) as of December 31, 2024 and 2023, respectively, are secured by manufactured homes. The notes represent financing to purchasers of manufactured homes located in our communities and require monthly principal and interest payments. The notes had a net weighted average interest rate (net of servicing costs) and maturity of 6.4% and 18.6 years as of December 31, 2024, and 6.9% and 17.2 years as of December 31, 2023, respectively. Refer to Note 15, "Fair Value Measurements," for additional details.

Notes Receivable from Real Estate Developers and Operators

Notes receivable from real estate developers and operators are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC 820, "Fair Value Measurements and Disclosures." Refer to Note 15, "Fair Value Measurements," for additional information.

Notes Receivable from Real Estate Operators

The notes receivable from real estate operators consists of a loan provided to a real estate operator to fund the Canadian RV Portfolio disposition (the "Canadian RV Note"), and a fully drawn loan provided to Royale Holdings Group HoldCo Limited, a real estate development owner and operator in the UK, and certain other parties, to fund investing and financing activities (the "UK Note"). The UK Note was fully settled as of December 31, 2024.

The balance on the Canadian RV Note was $42.4 million with a net weighted average interest rate and maturity of 5.0% and two years as of December 31, 2024. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional details related to the Canadian RV Portfolio disposition.

The UK Note was collateralized by a first-priority security interest in three real estate assets and three MH manufacturers in the UK. During the year ended December 31, 2023, we appointed receivers over the real estate assets and acquired these assets through a credit bid. As part of this process, we engaged third party valuation specialists to appraise the real estate assets in accordance with ASC 820. The appraisals were completed using the discounted cash flow method (income approach), with the significant assumptions being development density, estimated absorption rate, home sale price, and discount rate. As of December 31, 2023, the real estate assets appraised at a fair value totaling $263.8 million, and the UK Note balance was reduced by this amount, with an offsetting adjustment to Investment property, net on our Consolidated Balance Sheets.

As of December 31, 2023, the balance remaining on the UK Note, which was in nonaccrual status, collateralized by a first-priority security interest in three MH manufacturers in the UK, was adjusted to fair value totaling $10.8 million (gross notes receivable of $114.3 million, inclusive of accrued interest of $10.4 million, less a fair value adjustment of $103.5 million).

During the three months ended March 31, 2024, we completed a receivership process related to the three MH manufacturers in the UK. The receivers sold such assets for a total consideration of $10.7 million, resulting in cash proceeds of $7.0 million, net of non-cash consideration and fees. The sale of these assets resulted in an incremental fair value remeasurement adjustment of $0.8 million that was recorded in Loss on remeasurement of notes receivable on the Consolidated Statements of Operations.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Notes Receivable from Real Estate Developers

Other acquisition and construction loans provided to real estate developers total $183.6 million with a net weighted average interest rate and maturity of 8.0% and 1.9 years as of December 31, 2024, and total $123.7 million with a net weighted average interest rate and maturity of 9.2% and 2.6 years as of December 31, 2023. As of December 31, 2024 and 2023, the additional acquisition and construction loans provided to real estate developers had $36.8 million and $39.5 million of undrawn funds, respectively. During the year ended December 31, 2024, we recorded a fair value adjustment loss of $35.2 million, primarily related to the sale of a portfolio of RV communities that closed in January 2025. The fair value adjustment loss reflects the relative fair value of the underlying collateral to the developer note receivable settled in conjunction with the transaction. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional detail related to the disposition and Note 20, "Subsequent Events," for activity subsequent to December 31, 2024.

Other Receivables, net

Other receivables, net were comprised of amounts due from the following categories (in millions):

	December 31, 2024	December 31, 2023
Receivables from residents and customers(1)	$105.5	$112.7
Insurance receivables(2)	69.8	77.8
Home sale proceeds	24.5	28.2
Other receivables	41.8	48.8
Total Other Receivables, net	$241.6	$267.5
(1)Net of allowance for credit losses of $8.7 million and $7.7 million as of December 31, 2024 and 2023, respectively.
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

5. Collateralized Receivables and Transfers of Financial Assets

During the three months ended December 31, 2023, we completed a transfer of our installment notes receivable to an unrelated entity and received net cash proceeds of $53.4 million from the third-party servicer, in exchange for relinquishing our right, title and interest in the receivables. During the year ended December 31, 2024, we received a subsequent cash payment of $1.1 million from the servicer in accordance with the terms of the transfer. We have no further obligations or rights with respect to the control, management, administration, servicing or collection of the installment notes receivables. However, we are subject to certain recourse provisions requiring us to purchase the underlying manufactured homes collateralizing such notes at a price calculated based on the agreed upon terms, in the event of a note default and subsequent repossession of the home by the unrelated entity. The recourse provisions are considered to be a form of continuing involvement which precluded establishing legal isolation, and therefore these transferred loans do not meet the requirements for sale accounting under ASC 860, "Transfers and Servicing."

The transaction has been accounted for in accordance with ASC 860-30, with the transferred assets classified as Collateralized receivables, net and the cash proceeds received from this transaction classified as Secured borrowings on collateralized receivables within the Consolidated Balance Sheets. We have elected to apply the fair value option to the collateralized receivables and related secured borrowings under ASC 820, "Fair Value Measurements and Disclosures." The balance of collateralized receivables was $51.2 million (gross collateralized receivable of $52.0 million less fair value adjustments of $0.8 million) and $56.2 million (gross collateralized receivable of $59.1 million less fair value adjustments of $2.9 million) as of December 31, 2024 and December 31, 2023, respectively. The balance of secured borrowings on collateralized receivables was $51.2 million (gross secured borrowings of $47.3 million plus fair value adjustments of $3.9 million) and $55.8 million (gross secured borrowings of $53.9 million plus fair value adjustments of $1.9 million) as of December 31, 2024 and December 31, 2023, respectively. The notes represent financing to purchasers of manufactured homes located in our communities and require monthly principal and interest payments. The notes had a net weighted average interest rate and maturity of 8.6% and 13.2 years as of December 31, 2024 and 8.6% and 14.2 years as of December 31, 2023. Refer to Note 15, "Fair Value Measurements," for additional details.

The collateralized receivables earn interest income and the secured borrowings accrue interest expense at the same amount. The amount of interest income and interest expense recognized during the years ended December 31, 2024 and December 31, 2023 was $4.7 million and $0.6 million, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Goodwill and Other Intangible Assets

Our intangible assets include goodwill, in-place leases, non-competition agreements, trademarks and trade names, customer relationships, franchise agreements, and other intangible assets.

Goodwill

The measurement periods for the valuation of assets acquired and liabilities assumed in a business combination end as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available on the earlier of (i) the dates of acquisition, or (ii) 12 months after the acquisition dates. Adjustments in purchase price allocations may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined. These purchase accounting adjustments are presented under Other in the table below. Changes in the carrying amount of goodwill during the years ended December 31, 2024 and 2023, respectively, by reportable segment were as follows (in millions):

	Goodwill by Segment
	RV	Marina	UK	Total
Balance as of January 1, 2023(1)	$9.5	$541.5	$467.4	$1,018.4
Impairments(2)	—	—	(369.9)	(369.9)
Currency translation adjustments	—	—	23.8	23.8
Other(3)	—	—	60.7	60.7
Balance as of December 31, 2023	$9.5	$541.5	$182.0	$733.0
Acquisitions(4)	—	0.2	—	0.2
Impairments(2)	—	—	(180.8)	(180.8)
Currency translation adjustments	—	—	(1.2)	(1.2)
Balance as of December 31, 2024	$9.5	$541.7	$—	$551.2

Accumulated impairment losses as of December 31, 2023(2)	$—	$—	$369.9	$369.9
Accumulated impairment losses as of December 31, 2024(2)	$—	$—	$550.7	$550.7
(1) Recast to reflect segment changes.
(2) During the years ended December 31, 2024 and 2023, we recorded aggregate non-cash goodwill impairment charges of $180.8 million and $369.9 million within Goodwill impairment on the Consolidated Statements of Operations, respectively. The declines in the fair value of the Park Holidays reporting unit within the UK reporting segment were primarily driven by a deterioration in the macroeconomic environment in the region, leading to a higher weighted average cost of capital, inflationary pressures, and changing competitive market dynamics, causing a decline in projected future cash flows for our Park Holidays business.
(3) During the year ended December 31, 2023, adjustments in purchase price allocations resulted in the recognition of additional goodwill of $60.7 million in the UK segment, related to the Park Leisure business combination.
(4) During the three months ended September 30, 2024, we recorded goodwill of $0.2 million in the Marina segment related to the acquisition of Oak Leaf, primarily attributed to the enterprise value associated with existing operations. The total recognized goodwill of $0.2 million is expected to be deductible for income tax purposes.

Other Intangible Assets, net

The gross carrying amounts and accumulated amortization of our intangible assets were as follows (in millions):

		December 31, 2024		December 31, 2023
Other Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	2 months - 13 years	$163.9	$(150.0)	$166.0	$(146.2)
Non-competition agreements	5 years	10.5	(8.3)	10.5	(6.2)
Trademarks and trade names	3 - 15 years	84.2	(17.9)	85.3	(12.3)
Customer relationships	4 - 17 years	131.6	(50.0)	131.6	(37.3)
Franchise agreements and other intangible assets	1 - 27 years	48.3	(17.4)	48.4	(14.3)
Total finite-lived assets		$438.5	$(243.6)	$441.8	$(216.3)
Indefinite-lived assets - Trademarks, trade names and other	N/A	144.0	—	144.0	—
Total indefinite-lived assets		$144.0	$—	$144.0	$—
Total		$582.5	$(243.6)	$585.8	$(216.3)

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amortization expenses related to our Other intangible assets were as follows (in millions):

	Year Ended
Other Intangible Asset Amortization Expense	December 31, 2024	December 31, 2023	December 31, 2022
In-place leases	$8.3	$11.1	$15.3
Non-competition agreements	2.1	2.1	2.1
Trademarks and trade names	5.8	6.5	4.5
Customer relationships	12.7	12.7	12.3
Franchise fees and other intangible assets	2.6	4.7	2.7
Total	$31.5	$37.1	$36.9

We anticipate amortization expense for Other intangible assets to be as follows for the next five years (in millions):

Other Intangible Asset Future Amortization Expense	2025	2026	2027	2028	2029
In-place leases	$6.5	$3.9	$2.3	$0.9	$0.2
Non-competition agreements	2.1	0.1	—	—	—
Trademarks and trade names	5.7	5.7	5.4	5.3	5.3
Customer relationships	12.7	12.3	12.2	12.1	12.1
Franchise agreements and other intangible assets	3.0	2.7	2.5	2.5	2.5
Total	$30.0	$24.7	$22.4	$20.8	$20.1

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

RezPlot Systems LLC ("Rezplot")
During the year ended December 31, 2023, in conjunction with the transaction with our joint venture partner in Sun NG, we disposed of our ownership interest in Rezplot and recorded a gain on sale of $15.3 million. The gain was recorded within Income from nonconsolidated affiliates on the Consolidated Statements of Operations. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for more information on the transaction with our joint venture partner in Sun NG.

Sungenia joint venture ("Sungenia JV")
At December 31, 2024 and 2023, we had a 50% ownership interest in Sungenia JV, a joint venture formed between us and Ingenia to establish and grow a manufactured housing community development program in Australia.

GTSC LLC ("GTSC")
At December 31, 2024 and 2023, we had a 40% ownership interest in GTSC, which engages in acquiring, holding and selling loans secured, directly or indirectly, by manufactured homes located in our communities.

Origen Financial Services, LLC ("OFS")
During the year ended December 31, 2022, we sold our ownership interest in OFS for $0.6 million. The gain from the sale was $0.3 million, which was recorded within Income from nonconsolidated affiliates on the Consolidated Statements of Operations.

SV Lift, LLC ("SV Lift")
At December 31, 2024 and 2023, we had a 50% ownership interest in SV Lift, which owns, operates and leases an aircraft.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The investment balance in each nonconsolidated affiliate is as follows (in millions):

Investment	December 31, 2024	December 31, 2023
Investment in Sungenia JV	$75.1	$56.8
Investment in GTSC(1)	48.9	60.4
Investment in SV Lift	1.1	1.7
Total	$125.1	$118.9
(1) Balances are net of fair value adjustment gains / (losses) of $6.6 million and $(4.2) million during the years ended December 31, 2024 and 2023.

The income / (loss) from each nonconsolidated affiliate is as follows (in millions):

	Year Ended
Income / (Loss) from Nonconsolidated Affiliates	December 31, 2024	December 31, 2023	December 31, 2022
RezPlot equity income / (loss)	$—	$11.1	$(4.7)
Sungenia JV equity income	7.5	3.2	2.2
GTSC equity income	3.3	3.3	5.9
OFS equity income	—	—	0.6
SV Lift equity loss	(1.3)	(1.6)	(1.1)
Total Income from Nonconsolidated Affiliates	$9.5	$16.0	$2.9

During the years ended December 31, 2024, 2023, and 2022, we received distributions of $31.1 million, $20.7 million, and $22.5 million, respectively, and made contributions of $22.4 million, $38.4 million, and $51.0 million, respectively, with our nonconsolidated affiliates.

8. Debt and Line of Credit

The following table sets forth certain information regarding debt, including premiums, discounts and deferred financing costs (in millions, except for statistical information):

	Carrying Amount		Weighted Average Years to Maturity		Weighted Average Interest Rates
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Secured Debt
Mortgage loans payable(1)	$3,212.2	$3,478.9	8.3	9.2	3.991%	3.994%
Secured borrowings on collateralized receivables(2)	51.2	55.8	13.2	14.2	8.575%	8.556%
Total Secured Debt	$3,263.4	$3,534.7
Unsecured Debt
Senior unsecured notes(3)	2,676.3	2,177.5	6.0	7.5	3.778%	3.375%
Line of credit and other debt(4)	1,413.1	2,065.1	1.4	1.7	4.744%	5.428%
Total Unsecured Debt	4,089.4	4,242.6
Total Debt	$7,352.8	$7,777.3	6.2	6.8	4.090%	4.234%
(1)Balances at December 31, 2024 and 2023 include zero net debt premium, as of each such date, and $15.2 million and $16.9 million of deferred financing costs, respectively. Weighted average interest rates include the impact of hedge activity.
(2)Balance at December 31, 2024 and 2023 include fair value adjustments of $3.9 million and $1.9 million, respectively.
(3)Balances at December 31, 2024 and 2023 include $6.3 million and $6.5 million of net debt discount, respectively, and $17.4 million and $16.0 million of deferred financing costs, respectively. Weighted average interest rates include the impact of hedge activity.
(4)Balances at December 31, 2024 and 2023 include zero and $1.6 million of deferred financing costs, respectively. Weighted average interest rates include the impact of hedge activity.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Secured Debt

Mortgage term loans

During the years ended December 31, 2024, we paid off or paid down the following mortgage term loans during the quarters presented below (in millions, except for statistical information):

Period	Repayment Amount		Fixed Interest Rate	Maturity Date	Loss on Extinguishment of Debt
Three months ended December 31, 2024	$119.4	(1)	4.04%	December 1, 2024 - February 6, 2025	$—
Three months ended September 30, 2024	$93.5	(2)	4.10%	December 1, 2024 - January 15, 2044	$0.8
(1)Includes 11 mortgage term loans, which were secured by 12 properties. One mortgage term loan was an early payoff, and 10 mortgage term loans were paid off on the maturity dates in accordance with the loan documents.
(2)Includes six mortgage term loans, which included two mortgage term loan payoffs and partial pay downs on four pooled mortgage term loans, that were secured by seven properties. The repayments occurred in conjunction with the disposition of real estate assets. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information.

During the year ended December 31, 2024, we did not enter into any mortgage term loans.

The mortgage term loans, which total $3.2 billion as of December 31, 2024, are secured by 137 properties comprised of 56,482 sites representing approximately $2.4 billion of net book value.

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

		Carrying Amount
	Principal Amount	December 31, 2024	December 31, 2023
5.5% notes, issued in January 2024 and due in January 2029(1)	$500.0	$496.2	$—
5.7% notes, issued in January 2023 and due in January 2033	400.0	396.1	395.7
4.2% notes, issued in April 2022 and due in April 2032	600.0	593.2	592.6
2.3% notes, issued in October 2021 and due in November 2028	450.0	447.4	446.8
2.7% notes, issued in June 2021 and October 2021, and due in July 2031	750.0	743.4	742.4
Total	$2,700.0	$2,676.3	$2,177.5
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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The senior credit facility bears interest at a floating rate based on the Adjusted Term SOFR, the Adjusted Eurocurrency Rate, the Australian BBSY, the Daily SONIA Rate or the CORRA, as applicable, plus a margin, in all cases, which can range from 0.725% to 1.6%, subject to certain adjustments. As of December 31, 2024, the margins based on our credit ratings were 0.85% on the revolving loan facility.

At the lenders' option, the senior credit facility will become immediately due and payable upon an event of default under the Credit Facility Agreement. We had $1.4 billion and $944.1 million of borrowings outstanding under the revolving loan as of December 31, 2024 and 2023, respectively. The balance is recorded in Unsecured debt on the Consolidated Balance Sheets.

The senior credit facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under the senior credit facility, but does reduce the borrowing amount available. We had $11.5 million and $26.2 million of outstanding letters of credit at December 31, 2024 and 2023, respectively.

Unsecured Term Loan

In October 2019, we assumed a $58.0 million secured term loan facility related to an acquisition. The term loan initially had a four-year term ending October 29, 2023, and bore interest at a floating rate based on the Eurodollar rate or Prime rate plus a margin ranging from 1.2% to 2.05%. Effective July 1, 2021, we amended the agreement to release the associated collateral, extend the term loan facility maturity date to October 29, 2025 and adjust the interest rate margin to a range from 0.8% to 1.6%. In August 2022, we amended the unsecured term loan facility to transition from the Eurodollar rate to SOFR. During the three months ended June 30, 2024, we settled the term loan facility and had no balance outstanding as of December 31, 2024. The outstanding balance was $7.8 million at December 31, 2023 and was recorded in Unsecured debt on the Consolidated Balance Sheets.

Preferred Equity - Sun NG Resorts - Mandatorily Redeemable

In connection with the investment in Sun NG Resorts in June 2018, unrelated third parties purchased $35.3 million of mandatorily redeemable Series A Preferred Equity ("Preferred Equity - Sun NG Resorts") that carried a preferred rate of return of 6.0% per annum and had a seven-year term ending June 1, 2025. In December 2023, we settled the remaining outstanding Preferred Equity - Sun NG Resorts balance of $35.2 million as part of the transaction with our joint venture partners in Sun NG. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information related to the broader transaction with our joint venture partner in Sun NG.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Covenants

The mortgage term loans, senior unsecured notes, and senior credit facility are subject to various financial and other covenants. The most restrictive covenants are pursuant to (a) the terms of the senior credit facility, which contains a maximum leverage ratio, minimum fixed charge coverage ratio and maximum secured leverage ratio, and (b) the terms of the senior unsecured notes, which contain a total debt to total assets ratio, secured debt to total assets ratio, consolidated income available for debt service to debt service ratio, and unencumbered total asset value to unsecured debt ratio. At December 31, 2024, we were in compliance with all financial covenants.

In addition, certain of our subsidiary borrowers own properties that secure loans. These subsidiaries are consolidated within our accompanying Consolidated Financial Statements, however, each of these subsidiaries' assets and credit are not available to satisfy our debts and other obligations, or any of our other subsidiaries or any other person or entity.

Interest Capitalized

We capitalize interest during the construction and development of our communities. Capitalized interest costs associated with construction and development activities during the years ended December 31, 2024, 2023, and 2022 were $8.6 million, $12.9 million and $7.0 million, respectively.

Long-term Debt Maturities

As of December 31, 2024, the total of our secured debt (excluding premiums and deferred financing costs) and unsecured debt (excluding discounts and deferred financing costs) by year of maturity were as follows (in millions):

	Maturities and Amortization By Year
	Total Due	2025	2026	2027	2028	2029	Thereafter
Secured Debt
Mortgage loans payable
Maturities	$2,511.0	$48.4	$650.6	$4.1	$303.7	$335.1	$1,169.1
Principal amortization	716.4	52.3	44.1	38.3	41.0	39.4	501.3
Secured borrowings on collateralized receivables(1)	47.3	2.3	2.5	2.7	2.9	3.1	33.8
Total Secured Debt	3,274.7	103.0	697.2	45.1	347.6	377.6	1,704.2
Unsecured Debt
Senior unsecured notes	2,700.0	—	—	—	450.0	500.0	1,750.0
Line of credit and other debt	1,413.1	—	1,413.1	—	—	—	—
Total Unsecured Debt	4,113.1	—	1,413.1	—	450.0	500.0	1,750.0
Total Debt	$7,387.8	$103.0	$2,110.3	$45.1	$797.6	$877.6	$3,454.2
(1)Balance at December 31, 2024 excludes fair value adjustments of $3.9 million.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Equity and Temporary Equity

Temporary Equity

Temporary equity includes preferred securities that are redeemable for cash at the holder's option or upon the occurrence of an event that is not solely within our control based on a fixed or determinable price and other redeemable equity interests. These securities are not mandatorily redeemable for cash nor do they contain a fixed maturity date. The following table sets forth the various series of redeemable preferred OP units and other redeemable equity interests that were outstanding as of December 31, 2024 and 2023, and the related terms, and summarizes the balance included within Temporary Equity on our Consolidated Balance Sheets (in millions, except for statistical information):

Description	OP Units Outstanding	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption(3)	Redemption Period	Carrying Amount
	December 31, 2024					December 31, 2024	December 31, 2023
Series D preferred OP units	488,958	0.8000	4.0%	Holder's Option	Any time	$47.5	$46.9
Series F preferred OP units	90,000	0.6250	3.0%	Holder's Option	Any time after earlier of May 14, 2025 or death of holder	8.7	8.5
Series G preferred OP units	205,812	0.6452	3.2%	Holder's Option	Any time after earlier of September 30, 2025 or death of holder	19.8	20.4
Series H preferred OP units	581,229	0.6098	3.0%	Holder's Option	Any time after earlier of October 30, 2025 or death of holder	55.4	55.0
Series J preferred OP units	236,000	0.6061	2.85%	Holder's Option	During the 30-day period following a change of control of the Company or any time after April 21, 2026	22.4	22.7
Series K preferred OP units(4)	1,000,000	0.5882	4.0%	Holder's Option	Within 60 days after March 23, 2028	94.1	96.7
Other redeemable equity interests(5)	N/A	N/A	N/A	N/A	N/A	11.9	10.7
Total	2,601,999					$259.8	$260.9
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
(4) Series K Preferred OP Units - Each Series K preferred OP unit is exchangeable for 0.5882 common OP units. Each such common OP unit will be exchangeable for one share of our common stock. We have the right to cause the holders of Series K preferred OP units to exchange such units into common OP units at the applicable exchange rate (a) within 60 days after March 23, 2028 or (b) if at any time the trading price of our common stock for each of the preceding 60 trading days is equal to or greater than 120% of the Series K conversion price of $170 (as it may be adjusted under the Operating Partnership's partnership agreement). If in connection with an exchange pursuant to clause (a) above the recent average price of our common stock (as determined under the Operating Partnership's partnership agreement) is less than the Series K conversion price, we will be required to make an additional cash payment in respect of each exchanged Series K preferred OP unit equal to the product of (i) the Series K exchange rate and (ii) the difference between such average price and the Series K conversion price. As of December 31, 2024, 1,000,000 Series K preferred OP units were outstanding.
(5) Includes redeemable equity interests related to joint ventures that primarily operate and maintain solar energy equipment in select communities and portfolios of RV communities in the U.S. In December 2023, as part of the transaction with our joint venture partner in Sun NG, we settled the majority of redeemable equity interests of $35.2 million related to the joint ventures under Sun NG resorts. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information on the transaction with our joint venture partner in Sun NG.

Permanent Equity

Universal Shelf Registration Statement

In March 2024, we filed a new universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was deemed automatically effective and provides for the registration of unspecified amounts of equity and debt securities. The authorized number of shares of our capital stock is 380,000,000 shares, of which 360,000,000 shares are common stock and 20,000,000 shares are preferred stock. As of December 31, 2024, we had 127,436,693 shares of common stock issued and outstanding and no shares of preferred stock were issued and outstanding.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At the Market Offering Sales Agreement

During May 2024, we renewed our 2021 At the Market Offering Sales Agreement (the "ATM") with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock. During the three months ended September 30, 2024, we entered into forward sale agreements with respect to 2,713,571 shares of common stock under the ATM. We completed the physical settlement of these shares for an aggregate gross sales price of $364.3 million and received net proceeds of $361.7 million, or $133.31 per share. The net proceeds were used to repay borrowings outstanding under the senior credit facility. Through December 31, 2024, we had entered into and settled forward sales agreements under the ATM for an aggregate gross sales price of $524.8 million, leaving $725.2 million available for sale under the ATM.

Issuances of Common OP Units

During the years ended December 31, 2024 and 2023, we issued common OP units in connection with the acquisition of certain properties:

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

AOCI attributable to SUI common shareholders consisted of the following, net of tax (in millions):

	December 31, 2024	December 31, 2023
Net foreign currency translation losses	$(44.1)	$(29.5)
Accumulated net gains on derivatives	36.2	41.7
Accumulated other comprehensive income / (losses)	$(7.9)	$12.2

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Noncontrolling Interests - Common and Preferred OP Units

The following table summarizes the common and preferred OP units included within Noncontrolling interests on our Consolidated Balance Sheets (in millions, except for units and statistical information):

Description	OP Units Outstanding	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption	Redemption Period	Carrying Amount
	December 31, 2024					December 31, 2024	December 31, 2023
Common OP units	2,905,870	1.0000	Same distribution rate for common stock	N/A	N/A	$71.5	$46.5
Series A-1 preferred OP units	176,797	2.4390	6.0%	N/A	N/A	9.2	11.5
Series A-3 preferred OP units	40,268	1.8605	4.5%	N/A	N/A	2.3	2.4
Series C preferred OP units	296,745	1.1100	5.0%	N/A	N/A	19.5	21.4
Series E preferred OP units	80,000	0.6897	5.5%	N/A	N/A	6.0	6.4
Series L preferred OP units(3)	20,000	0.6250	3.5%	N/A	N/A	1.9	2.0
Total	3,519,680					$110.4	$90.2
(1) Exchange rates are subject to adjustment upon stock splits, recapitalizations and similar events. The exchange rates of certain series of OP units are approximated to four decimal places.
(2) Distributions are payable on the issue price of each OP unit which is $100.00 per unit for all these preferred OP units.
(3) Series L Preferred OP Units - Each Series L preferred OP unit is exchangeable for 0.6250 common OP units. Each such common OP unit will be exchangeable for one share of our common stock. We have the right to cause the holders of Series L preferred OP units to exchange such units into common OP units at the applicable exchange rate (a) any time after December 31, 2028 or (b) if at any time the trading price of our common stock for each of the preceding 60 trading days is equal to or greater than 120% of the Series L conversion price of $160 (as it may be adjusted under the Operating Partnership's partnership agreement). If in connection with an exchange pursuant to clause (a) above the recent average price of our common stock (as determined under the Operating Partnership's partnership agreement) is less than the Series L conversion price, we will be required to make an additional cash payment in respect of each exchanged Series L preferred OP unit equal to the product of (i) the Series L exchange rate and (ii) the difference between such average price and the Series L conversion price. As of December 31, 2024, 20,000 Series L preferred OP units were outstanding.

Conversions

Conversions to Common Stock and Common OP Units - Subject to certain limitations, holders can convert certain series of OP units to shares of our common stock and to common OP units at any time. Below is the activity of conversions during the years ended December 31, 2024 and 2023:

		Year Ended
		December 31, 2024		December 31, 2023
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)	Units / Shares Converted	Common Stock(1)	Common OP Units(1)
Aspen preferred OP units	Various	—	—	1,258,819	113,972	293,838
Common OP units	1.0000	96,164	96,164	8,848	8,848	—
Series A-1 preferred OP units	2.4390	25,347	61,811	5,404	13,177	—
Series C preferred OP units	1.1100	9,103	10,104	165	183	—
Series G preferred OP units	0.6452	4,898	3,160	30,000	19,353	—
Series H preferred OP units	0.6098	9	5	129	78	—
Series J preferred OP units	0.6061	2,000	1,212	2,000	1,212	—
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Distributions

Distributions declared for the year ended December 31, 2024 were as follows:

Common Stock, Common OP units and Restricted Stock Distributions	Record Date	Payment Date	Distribution Per Share	Total Distribution (in Millions)
March 31, 2024	3/29/2024	4/15/2024	$0.94	$119.7
June 30, 2024	6/28/2024	7/15/2024	$0.94	$119.7
September 30, 2024	9/30/2024	10/15/2024	$0.94	$122.3
December 31, 2024	12/31/2024	1/15/2025	$0.94	$122.5

10. Share-Based Compensation

As of December 31, 2024, we had two share-based compensation plans: the Sun Communities, Inc. 2015 Equity Incentive Plan (as amended, the "2015 Equity Incentive Plan") and the First Amended and Restated 2004 Non-Employee Director Option Plan (as amended, the "2004 Non-Employee Director Option Plan"). We believe granting equity awards will provide certain executives, key employees and directors with additional incentives to promote our financial success and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future. Time based awards for directors generally vest over three years. Time based awards for key employees and executives generally vest over five years. Market condition awards for executives generally vest after three years. As of December 31, 2024, the number of shares of common stock that may be issued under the 2015 Equity Incentive Plan is 4,750,000. As of December 31, 2024, there were 2,638,822 shares available for future issuance.

Restricted Stock

The majority of our share-based compensation is awarded as service vesting restricted stock grants to executives and key employees. We have also awarded restricted stock to our non-employee directors. We measure the fair value associated with these awards using the closing price of our common stock as of the grant date to calculate compensation cost. Employee awards typically vest over several years and are subject to continued employment by the employee. Award recipients receive non-forfeitable distribution payments on unvested shares of restricted stock.

2004 Non-Employee Director Option Plan

The types of awards that may be granted under the 2004 Non-Employee Director Option Plan are options, restricted stock, and OP units. Only non-employee directors are eligible to participate in this plan. The maximum number of options, restricted stock, and OP units that may be issued under this plan is 375,000 shares. As of December 31, 2024, 121,965 shares remained available for future issuance.

During the years ended December 31, 2024 and 2023, shares were granted as follows:

Grant Period	Type	Plan	Shares Granted	Grant Date Fair Value Per Share		Vesting Type
2024	Key Employees	2015 Equity Incentive Plan	230,040	$131.10	(1)	Time Based
2024	Executive Officers	2015 Equity Incentive Plan	51,800	$131.99	(1)	Time Based
2024	Executive Officers	2015 Equity Incentive Plan	41,400	$98.14	(2)	Market Condition	(3)
2024	Directors	2004 Non-Employee Director Option Plan	20,000	$129.47	(1)	Time Based
2023	Key Employees	2015 Equity Incentive Plan	220,858	$137.14	(1)	Time Based
2023	Executive Officers	2015 Equity Incentive Plan	62,800	$144.88	(1)	Time Based
2023	Executive Officers	2015 Equity Incentive Plan	82,200	$108.60	(2)	Market Condition	(3)
2023	Directors	2004 Non-Employee Director Option Plan	16,000	$148.12	(1)	Time Based
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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On November 6, 2024, pursuant to John McLaren's appointment as President, we issued 50,000 shares of restricted common stock, 20,000 of which will vest in equal annual installments over five years ("time based shares"), and 30,000 of which are subject to performance vesting after three years based on certain market performance criteria ("market based shares"). In accordance with ASC 718, we concluded that the grant date for the time based shares was November 6, 2024 and we recognized these shares under the applicable guidance. In contrast, for the market based shares, we concluded that the grant date had not yet occurred as of December 31, 2024 due to the pending terms of the award. Accordingly, we will begin to accrue compensation cost and recognize the market based shares in our share count during the year ending December 31, 2025, once applicable under ASC 718.

The following table summarizes our restricted stock activity for the years ended December 31, 2024, 2023, and 2022 (in millions, except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value	Fair Value of Shares Vested
Unvested restricted shares at January 1, 2022	788,020	$121.18
Granted	372,610	$166.27
Vested	(278,359)	$106.98	$29.8
Forfeited	(27,504)	$157.11
Unvested restricted shares at December 31, 2022	854,767	$144.19
Granted	381,858	$132.73
Vested	(243,776)	$139.03	$33.9
Forfeited	(55,198)	$153.68
Unvested restricted shares at December 31, 2023	937,651	$140.30
Granted	343,240	$127.17
Vested	(222,842)	$150.36	$33.5
Forfeited	(148,161)	$109.12
Unvested restricted shares at December 31, 2024	909,888	$137.39

During the years ended December 31, 2024, 2023, and 2022 we recognized share-based compensation expense of $39.3 million, $40.4 million, and $37.6 million, respectively, within General and administrative expense on the Consolidated Statements of Operations.

The remaining unrecognized share-based compensation cost, net related to our unvested restricted shares, which includes estimated forfeitures, as of December 31, 2024 was approximately $83.8 million and is expected to be recognized over a weighted average period of 1.6 years. Forfeitures are estimated at the grant date and are included monthly within compensation cost. The following table summarizes our expected share-based compensation cost, net related to our unvested restricted shares, in millions:

	2025	2026	2027	Thereafter
Expected share-based compensation costs, net	$33.6	$25.3	$15.2	$9.7

11. Segment Reporting

ASC Topic 280, "Segment Reporting," establishes standards for the way that business enterprises report information about operating segments in its financial statements. As described in Note 1, "Significant Accounting Policies," effective January 1, 2024, we expanded our organizational structure from three segments, which consisted of (i) manufactured home ("MH") communities, (ii) recreational vehicle ("RV") communities, and (iii) Marinas to add a fourth segment that includes communities in the United Kingdom ("UK"). The new structure reflects how the chief operating decision maker manages the business, makes operating decisions, allocates resources, and evaluates operating performance. Beginning with the three months ended March 31, 2024, we are reporting our financial results consistent with our newly realigned operating segments and have recast prior period amounts to conform to the way we internally manage our business and monitor segment performance. Certain reclassifications have been made to the prior period financial statements and related notes in order to conform to the current period presentation. There was no impact to prior period net income, shareholders' equity or cash flows for any of the reclassifications.

We group our segments into reportable segments based upon similarities in products and services and geography. Our four reportable segments are: (i) MH communities, (ii) RV communities, (iii) Marinas, and (iv) communities in the UK. Each operating segment has discrete financial information evaluated regularly by our chief operating decision maker in managing the business, making operating decisions, allocating resources, and evaluating operating performance.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The chief operating decision maker ("CODM") is a committee comprised of our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. The CODM uses NOI to allocate resources (including employees, property, and financial or capital resources) for each segment predominately in the annual budgeting and forecasting process. The CODM considers budget-to-actual variances on a monthly basis for both profit measures when making decisions about allocating capital and personnel to the segments. The CODM also uses NOI for evaluating product pricing and segment profit and in the compensation of certain employees. The CODM reviews balance sheet information at a consolidated level.

The MH segment owns, operates, develops, or has an interest in, a portfolio of MH communities in the U.S., and is in the business of acquiring, operating and developing ground-up MH communities to provide affordable housing solutions to residents. The MH segment in the U.S. also provides manufactured home sales and leasing services to tenants and prospective tenants of our communities.

The RV segment owns, operates, develops, or has an interest in, a portfolio of RV communities and is in the business of acquiring, operating and developing group-up RV communities in the U.S. and Canada. It also provides leasing services for vacation rentals within the RV communities.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue is attributable to countries based upon the customer's location. North America revenue represents the combination of the MH, RV, and Marina segments, and UK revenue is represented by the UK segment. A presentation of our segment financial information is summarized as follows (in millions):

	Year Ended
	December 31, 2024					December 31, 2023					December 31, 2022
	MH	RV	Marina	UK	Total	MH	RV	Marina	UK	Total	MH	RV	Marina	UK	Total
Revenue
Income from real property	$956.2	$318.8	$432.6	$132.2		$906.1	$287.2	$406.7	$114.2		$844.0	$269.0	$365.8	$70.1
Income from real property - transient	1.2	249.7	27.7	45.0		1.4	277.3	24.8	42.1		1.6	294.4	18.8	38.5
Home sales	149.9	31.2	—	188.8		188.6	45.2	—	186.1		238.6	36.8	—	190.4
Services, retail, dining, and entertainment	7.6	81.0	494.4	43.9		8.4	89.2	501.3	40.0		7.5	89.0	402.3	32.8
Total Operating Revenues	$1,114.9	$680.7	$954.7	$409.9	$3,160.2	$1,104.5	$698.9	$932.8	$382.4	$3,118.6	$1,091.7	$689.2	$786.9	$331.8	$2,899.6

Expenses
Payroll - Real property	57.7	92.4	57.6	29.4		58.9	96.4	52.9	25.0		55.0	94.2	47.0	16.4
Utilities - Real property	95.1	69.6	24.8	30.6		89.0	67.8	24.4	27.3		85.3	66.2	22.4	17.6
Legal, taxes, and insurance - Real property	32.9	13.7	11.8	1.4		34.3	13.8	10.9	1.3		22.6	8.2	10.4	0.8
Supplies and repairs - Real property	45.7	31.9	12.7	16.3		38.5	28.5	11.6	15.1		39.1	33.6	10.2	8.2
Other expenses - Real property	12.9	41.5	41.4	12.9		10.4	34.7	37.3	14.9		11.1	36.9	32.0	11.4
Real estate taxes - Real property	69.8	26.5	21.9	7.5		65.9	23.8	21.7	6.0		61.9	24.9	20.3	3.5
Home sales - Cost of sales				107.5					107.6					102.4
Service, retail, dining, and entertainment - Cost of goods sold			266.3	15.7				281.1	14.4				200.9	11.0
Other segment items(a)	133.3	77.6	195.4	48.0		155.1	93.1	180.9	43.8		183.3	95.2	155.2	31.3
Total NOI	$667.5	$327.5	$322.8	$140.6	$1,458.4	$652.4	$340.8	$312.0	$127.0	$1,432.2	$633.4	$330.0	$288.5	$129.2	$1,381.1

Adjustments to arrive at net income
Interest income					20.7					45.4					35.2
Brokerage commissions and other revenues, net					40.2					60.6					34.9
General and administrative expense					(295.3)					(272.1)					(257.4)
Catastrophic event-related charges, net					(27.1)					(3.8)					(17.5)
Business combination expense, net					(0.4)					(3.0)					(24.7)
Depreciation and amortization					(680.7)					(660.0)					(601.8)
Asset impairments					(71.4)					(10.1)					(3.0)
Goodwill impairment					(180.8)					(369.9)					—
Loss on extinguishment of debt (see Note 8)					(1.4)					—					(4.4)
Interest expense					(350.4)					(325.8)					(229.8)
Interest on mandatorily redeemable preferred OP units / equity					—					(3.3)					(4.2)
Loss on remeasurement of marketable securities					—					(16.0)					(53.4)
Gain / (loss) on foreign currency exchanges					(25.8)					(0.3)					5.4

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gain on dispositions of properties	202.9	11.0	12.2
Other income / (expense), net	3.2	(7.5)	(2.1)
Loss on remeasurement of notes receivable	(36.4)	(106.7)	(0.8)
Income from nonconsolidated affiliates (see Note 7)	9.5	16.0	2.9
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates	6.6	(4.2)	(2.7)
Current tax expense (see Note 12)	(4.3)	(14.5)	(10.3)
Deferred tax benefit (see Note 12)	39.6	22.9	4.2
Net Income / (Loss)	107.1	(209.1)	263.8
Less: Preferred return to preferred OP units / equity interests	12.8	12.3	11.0
Less: Income / (loss) attributable to noncontrolling interests	5.3	(8.1)	10.8
Net Income / (Loss) Attributable to SUI Common Shareholders	$89.0	$(213.3)	$242.0
(a) Other segment items for each reportable segment include:
MH and RV – costs related to home sales and service retail, dining and entertainment, specifically payroll, utilities, legal, taxes, and insurance, supplies and repairs, and other expenses.
Marina – costs related to service, retail, dining and entertainment, specifically payroll, utilities, legal, taxes, and insurance, supplies and repairs, and other expenses.
UK – other costs related to home sales and service retail, dining and entertainment, specifically home sales commission expense, payroll, utilities, legal, taxes, and insurance, supplies and repairs, and other expenses.

Our total assets by segment and by principal geographical area were as follows (in millions):

	December 31, 2024					December 31, 2023(1)
	MH	RV	Marina	UK	Consolidated	MH	RV	Marina	UK	Consolidated
Identifiable Assets
Investment property, net	$5,114.8	$3,505.8	$3,307.9	$2,244.6	$14,173.1	$5,317.4	$3,718.8	$3,214.5	$2,192.9	$14,443.6
Cash, cash equivalents and restricted cash	32.3	16.7	6.8	8.1	63.9	20.1	11.8	6.4	4.4	42.7
Marketable securities	—	—	—	—	—	—	—	—	—	—
Inventory of manufactured homes	52.4	15.3	—	62.1	129.8	103.1	24.3	—	78.2	205.6
Notes and other receivables, net	233.4	121.4	53.9	75.3	484.0	159.1	119.7	54.3	88.5	421.6
Collateralized receivables, net	51.2	—	—	—	51.2	56.2	—	—	—	56.2
Goodwill	—	9.5	541.7	—	551.2	—	9.5	541.5	182.0	733.0
Other intangible assets, net	9.5	26.3	236.4	66.7	338.9	14.3	29.0	252.2	74.0	369.5
Other assets, net	261.1	84.2	267.7	144.3	757.3	271.0	47.6	240.7	109.2	668.5
Total Assets	$5,754.7	$3,779.2	$4,414.4	$2,601.1	$16,549.4	$5,941.2	$3,960.7	$4,309.6	$2,729.2	$16,940.7
(1) Recast to reflect segment changes.

	Year Ended
	December 31, 2024	% of Total	December 31, 2023	% of Total
North America	$13,948.3	84.3%	$14,211.5	83.9%
United Kingdom	2,601.1	15.7%	2,729.2	16.1%
Total Assets	$16,549.4	100.0%	$16,940.7	100.0%

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

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation, which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the year ended December 31, 2024.

As a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on the ordinary taxable income we distribute to our shareholders as dividends. If we fail to qualify as a REIT in any taxable year, our taxable income could be subject to U.S. federal income tax at regular corporate rates. Even if we qualify as a REIT, we may be subject to certain state and local income taxes, as well as U.S. federal income and excise taxes on our undistributed income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes. We are also subject to local income taxes in Canada, Puerto Rico, and the UK due to certain properties located in those jurisdictions. We do not provide for withholding taxes on our undistributed earnings from our Canadian subsidiaries as they are reinvested and will continue to be reinvested indefinitely outside of the U.S. As currently structured, we are not subject to UK withholding taxes on distributions from our UK properties.

For income tax purposes, distributions paid to common shareholders consist of ordinary income, capital gains, and return of capital. For the years ended December 31, 2024, 2023, and 2022, distributions paid per share were taxable as follows (unaudited / rounded):

	Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income(1)	$1.98	52.70%	$2.30	62.62%	$2.55	73.62%
Capital gain	1.63	43.50%	—	—%	—	—%
Return of capital	0.14	3.80%	1.37	37.38%	0.92	26.38%
Total distributions declared	$3.75	100.00%	$3.67	100.00%	$3.47	100.00%
(1)100% of the ordinary taxable dividend qualifies as a Section 199A dividend for 2024 and 0% of the ordinary taxable dividend qualifies as a Qualified Dividend for 2024.

The components of income / (loss) attributable to taxable subsidiaries before provision for income taxes are as follows (in millions):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Domestic	$(77.9)	$(21.0)	$(13.4)
Foreign	(72.1)	(46.2)	24.8
Income / (loss) before provision for income taxes	$(150.0)	$(67.2)	$11.4

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of our provision / (benefit) for income taxes attributable to continuing operations for the years ended December 31, 2024, 2023, and 2022 are as follows (in millions):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Federal
Current	$—	$—	$—
Deferred	—	—	—
State and Local
Current	2.7	2.9	2.3
Deferred	—	—	—
Foreign
Current	1.6	11.6	8.0
Deferred	(39.6)	(22.9)	(4.2)
Total provision / (benefit)	$(35.3)	$(8.4)	$6.1

A reconciliation of the provision / (benefit) for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the years ended December 31, 2024, 2023, and 2022 is as follows (amounts in millions):

	Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022
Pre-tax income / (loss) attributable to taxable subsidiaries	$(150.0)		$(67.2)		$11.4

Federal provision / (benefit) at statutory tax rate	(31.5)	21.0%	(14.1)	21.0%	2.4	21.0%
State and local taxes, net of federal benefit	1.8	(1.2)%	1.4	(2.0)%	0.7	6.5%
Rate differential	(4.7)	3.1%	(4.7)	7.0%	(0.4)	(3.5)%
Change in valuation allowance	6.0	(4.0)%	5.4	(8.1)%	2.8	24.5%
Non-U.S. income taxed at other than the U.S. federal statutory tax rate	(7.2)	4.8%	3.1	(4.6)%	(0.6)	(5.5)%
Others	(0.7)	0.4%	(1.0)	1.4%	(0.4)	(3.0)%
Tax provision / (benefit) - taxable subsidiaries	(36.3)	24.1%	(9.9)	14.7%	4.5	40.0%
Other state taxes - flow through subsidiaries	1.0		1.5		1.6
Total provision / (benefit)	$(35.3)		$(8.4)		$6.1

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The deferred tax assets and liabilities included in the Consolidated Balance Sheets are comprised of the following tax effects of temporary differences and based on the most recent tax rate legislation (in millions):

	As of
	December 31, 2024	December 31, 2023	December 31, 2022
Deferred Tax Assets
NOL carryforwards	$32.0	$28.7	$25.9
Depreciation and basis differences	31.2	27.4	26.0
Restricted interest carryforwards	81.3	51.9	25.2
Other	16.9	5.4	4.9
Gross deferred tax assets	161.4	113.4	82.0
Valuation allowance	(61.2)	(55.3)	(49.8)
Net deferred tax assets(1)	100.2	58.1	32.2

Deferred Tax Liabilities
Basis differences - US assets	—	—	—
Basis differences - foreign investment(2)	(367.2)	(335.2)	(340.8)
Gross deferred tax liabilities(3)	(367.2)	(335.2)	(340.8)

Net Deferred Tax Liability	$(267.0)	$(277.1)	$(308.6)
(1)Net deferred tax assets are included within Other assets, net in our Consolidated Balance Sheets.
(2)Balance as of December 31, 2024 relates to basis differences in our foreign investments in properties in the UK and Canada.
(3)Gross deferred tax liabilities are included within Other liabilities in our Consolidated Balance Sheets.

Our U.S. taxable REIT subsidiaries operating loss carryforwards are $154.5 million, or $32.0 million after tax, including SHS loss carryforwards of $149.4 million, or $31.4 million after tax, as of December 31, 2024. The loss carryforwards will begin to expire in 2025 through 2036 if not offset by future taxable income. In addition, our Canadian subsidiaries have operating loss carryforwards of $0.2 million, or $0.1 million after tax, as of December 31, 2024. The loss carryforwards will begin to expire in 2040 through 2042 if not offset by future taxable income.

Our policy is to report income tax penalties and income tax related interest expense as a component of income tax expense. No interest or penalty associated with any unrecognized income tax provision or benefit was accrued, nor was any income tax related interest or penalty recognized during the years ended December 31, 2024, 2023, and 2022.

13. Earnings / (Loss) Per Share

Earnings / (loss) per share ("EPS") is computed by dividing net earnings / (loss) by the weighted average number of common shares outstanding during the period on a basic and diluted basis. We calculate diluted EPS using the more dilutive of the treasury stock method and the two-class method for stock option and restricted common shares, the treasury stock method for forward equity sales, and the if converted method for convertible units.

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

Computations of basic and diluted EPS were as follows (in millions, except per share data):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Numerator
Net income / (loss) attributable to SUI common shareholders	$89.0	$(213.3)	$242.0
Less: allocation to restricted stock awards	0.4	(1.8)	1.4
Basic earnings - net income / (loss) attributable to common shareholders after allocation to restricted stock awards	$88.6	$(211.5)	$240.6
Add: allocation to common and preferred OP units dilutive effect	1.2	—	4.7
Add: allocation to restricted stock awards	—	(1.8)	—
Diluted earnings - net income / (loss) attributable to common shareholders after allocation to common and preferred OP units(1)(2)	$89.8	$(213.3)	$245.3

Denominator
Weighted average common shares outstanding	$124.5	$123.4	$120.2
Add: common shares dilutive effect from Forward Equity Offering	—	—	0.2
Add: dilutive restricted stock	—	0.4	—
Add: common and preferred OP units dilutive effect	2.7	—	2.5
Diluted weighted average common shares and securities(1)(2)	$127.2	$123.8	$122.9

EPS Available to Common Shareholders After Allocation
Basic earnings / (loss) per share	$0.71	$(1.71)	$2.00
Diluted earnings / (loss) per share(1)(2)	$0.71	$(1.72)	$2.00
(1) For the years ended December 31, 2024 and 2022, diluted earnings per share was calculated using the two-class method for restricted stock awards as the application of this method resulted in a more diluted earnings per share during those periods.
(2) For the year ended December 31, 2023, diluted earnings per share was calculated using the treasury stock method for restricted stock awards as the application of this method resulted in a more diluted earnings per share during this period.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We have excluded certain convertible securities from the computation of diluted EPS because the inclusion of those securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computation of diluted EPS as of December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Common OP units	—	2,735	—
A-1 preferred OP units	177	202	208
A-3 preferred OP units	40	40	40
Aspen preferred OP units(1)	N/A	N/A	1,259
Series C preferred OP units	297	306	306
Series D preferred OP units	489	489	489
Series E preferred OP units	80	80	80
Series F preferred OP units	90	90	90
Series G preferred OP units	206	211	241
Series H preferred OP units	581	581	581
Series J preferred OP units	236	238	240
Series K preferred OP units	1,000	1,000	N/A
Series L preferred OP units	20	20	N/A
Total Securities	3,216	5,992	3,534
N/A = Not applicable.
(1) All of our outstanding Aspen preferred OP units converted during the year ended December 31, 2023.

14. Derivative Financial Instruments

We hold treasury rate lock contracts, interest rate swaps, and forward swaps for interest rate risk management purposes. We do not enter into derivative instruments for speculative purposes. As of December 31, 2024 and 2023, respectively, we held 11 and 13 derivative contracts, which have each been designated as cash flow hedges under ASC Topic 815, "Derivatives and Hedging." The risks being hedged are the interest rate risk related to outstanding floating rate debt and forecasted debt issuance transactions, and the benchmark interest rates used are the SOFR and the SONIA Rate.

Derivative Contract Activity

During the years ended December 31, 2024 and 2023, we entered into the following derivative contracts (with notional amounts in millions):

Period	Number of Contracts	Instrument Type	Currency	Notional Amount	Index Type	Hedged Item
Three months ended September 30, 2024	1	Interest Rate Swap	USD	$25.0	SOFR	Future Debt Offering
Three months ended June 30, 2024	3	Interest Rate Swap	USD	100.0	SOFR	Future Debt Offering
Three months ended March 31, 2024	1	Interest Rate Swap	USD	25.0	SOFR	Future Debt Offering
Total	5			150.0

Three months ended December 31, 2023	7	Forward Swap	USD	255.0	SOFR	Future Debt Offering
Three months ended December 31, 2023	1	Interest Rate Swap	USD	25.0	SOFR	Term Loan Senior Credit Facility
Three months ended September 30, 2023	2	Interest Rate Swap	USD	125.0	SOFR	Term Loan Senior Credit Facility
Three months ended March 31, 2023	1	Interest Rate Swap	GBP(1)	125.5	SONIA	Term Loan Senior Credit Facility
Three months ended March 31, 2023	1	Interest Rate Swap	USD	50.0	SOFR	Future Debt Offering
Total	12			$580.5
(1) The notional amount of the swap contract in local currency is £100.0 million. The USD equivalent amount is converted as of December 31, 2024.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the years ended December 31, 2024 and 2023, we terminated the following derivative contracts (in millions):

Period	Type	Currency	Notional Amount	Cash Settlement Receipt / (Payment)
Three months ended March 31, 2024	Forward Swap(1)	USD	$255.0	$(2.3)

Three months ended December 31, 2023	Interest Rate Swap	USD	50.0	6.0
Three months ended March 31, 2023	Treasury Rate Locks & Forward Swap(2)	USD	250.0	7.4
Total			$300.0	$13.4
(1) Includes seven forward swap contracts which were terminated in connection with the 2029 Notes issuance.
(2) These include two $100.0 million treasury rate locks and one $50.0 million forward swap which were terminated in connection with the issuance of $400.0 million of senior unsecured notes with an interest rate of 5.7% and a 10-year term, due January 15, 2033.

The following table presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts (in millions):

	December 31, 2024			December 31, 2023
Derivatives Designated as Cash Flow Hedges	Notional	Fair Value of Assets(1)	Fair Value of Liabilities(2)	Notional	Fair Value of Assets(1)	Fair Value of Liabilities(2)
Interest rate derivatives	$927.6	$6.3	$1.3	$1,041.5	$11.7	$7.7
(1)Included within Other assets, net on the Consolidated Balance Sheets.
(2)Included within Other liabilities on the Consolidated Balance Sheets.

The following table presents the gains / (losses) on derivatives in cash flow hedging relationships recognized in OCI (in millions):

	Year Ended
Derivatives Designated as Cash Flow Hedges	December 31, 2024	December 31, 2023	December 31, 2022
Interest rate derivatives	$13.2	$(4.9)	$64.3

The following table presents the amount of gains on derivative instruments reclassified from Accumulated other comprehensive income into earnings (in millions):

		Year Ended
Derivatives Designated as Cash Flow Hedges	Financial Statement Classification	December 31, 2024	December 31, 2023	December 31, 2022
Interest rate derivatives	Interest expense	$19.0	$14.9	$1.3

Refer to Note 1, "Significant Accounting Policies," for our accounting policies pertaining to derivative financial instruments. Refer to Note 15, "Fair Value Measurements," for additional information related to the fair value methodology used for derivative financial instruments.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Fair Value Measurements

Our financial instruments consist primarily of cash, cash equivalents, and restricted cash, notes and other receivables, derivative assets and liabilities, debt, and other liabilities.

Assets by Hierarchy Level

The table below sets forth our financial assets and liabilities (in millions) that require disclosure of fair value on a recurring basis as of December 31, 2024. The table presents the carrying values and fair values of our financial instruments as of December 31, 2024 and 2023, that were measured using the valuation techniques described in Note 1, "Significant Accounting Policies." The table excludes other financial instruments such as other receivables and accounts payable as the carrying values associated with these instruments approximate their fair value since their maturities are less than one year. These are classified as Level 1 in the hierarchy.

	December 31, 2024
	Carrying Value	Fair Value
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets
Cash, cash equivalents and restricted cash	$63.9	$63.9	$—	$—	$63.9
Installment notes receivable on manufactured homes, net	93.9	—	—	93.9	93.9
Notes receivable from real estate developers and operators	148.5	—	—	148.5	148.5
Collateralized receivables, net	51.2	—	—	51.2	51.2
Derivative assets	6.3	—	6.3	—	6.3
Total assets measured at fair value	$363.8	$63.9	$6.3	$293.6	$363.8

Financial Liabilities
Mortgage loans payable	$3,212.2	$—	$2,952.4	$—	$2,952.4
Secured borrowings on collateralized receivables	51.2	—	—	51.2	51.2
Total secured debt	3,263.4	—	2,952.4	51.2	3,003.6
Unsecured debt
Senior unsecured notes	2,676.3	—	2,476.8	—	2,476.8
Line of credit and other unsecured debt	1,413.1	—	1,413.1	—	1,413.1
Total unsecured debt	4,089.4	—	3,889.9	—	3,889.9
Derivative liabilities	1.3	—	1.3	—	1.3
Other financial liabilities (contingent consideration)	20.2	—	—	20.2	20.2
Total liabilities measured at fair value	$7,374.3	$—	$6,843.6	$71.4	$6,915.0

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
		Fair Value
	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets
Cash, cash equivalents and restricted cash	$42.7	$42.7	$—	$—	$42.7
Installment notes receivable on manufactured homes, net	19.6	—	—	19.6	19.6
Notes receivable from real estate developers and operators	134.5	—	—	134.5	134.5
Collateralized receivables, net	56.2	—	—	56.2	56.2
Derivative assets	11.7	—	11.7	—	11.7
Total Assets Measured at Fair Value	$264.7	$42.7	$11.7	$210.3	$264.7

Financial Liabilities
Mortgage loans payable	$3,478.9	$—	$3,167.0	$—	$3,167.0
Secured borrowings on collateralized receivables	55.8	—	—	55.8	55.8
Total secured debt	3,534.7	—	3,167.0	55.8	3,222.8
Unsecured debt
Senior unsecured notes	2,177.5	—	1,973.2	—	1,973.2
Line of credit and other unsecured debt	2,065.1	—	2,065.1	—	2,065.1
Total unsecured debt	4,242.6	—	4,038.3	—	4,038.3
Derivative liabilities	7.7	—	7.7	—	7.7
Other financial liabilities (contingent consideration)	20.2	—	—	20.2	20.2
Total Liabilities Measured at Fair Value	$7,805.2	$—	$7,213.0	$76.0	$7,289.0

We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following methods and assumptions were used in order to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash, Cash Equivalents and Restricted Cash

The carrying values of cash, cash equivalents and restricted cash approximate their fair market values due to the short-term nature of the instruments. These are classified as Level 1 in the hierarchy.

Marketable Securities

During the year ended December 31, 2023, we sold our 41.8 million share marketable security position in Ingenia, generating $102.5 million of proceeds, net of $1.0 million of underwriting and other fees, with a realized loss of $8.0 million. The proceeds were used to pay down amounts drawn under our senior credit facility.

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

Secured borrowings on collateralized receivables - recorded at fair value and adjusted based on the same interest rates as the related collateralized receivables (Level 3). Refer to Note 5, "Collateralized Receivables and Transfers of Financial Assets" and Note 8, "Debt and Line of Credit," for additional information.

Unsecured Debt

Senior unsecured notes - the fair value of senior unsecured notes is based on the estimates of management and on rates currently quoted, rates currently prevailing for comparable loans and instruments of comparable maturities (Level 2). Refer to Note 8, "Debt and Line of Credit," for additional information.

Line of credit and other unsecured debt - consists primarily of our senior credit facility. We have variable rates on our senior credit facility. The fair value of the debt with variable rates approximates carrying value as the interest rates of these amounts approximate market rates (Level 2). The estimated fair value of our debt as of December 31, 2024 approximated its gross carrying value.

Other Financial Liabilities

We estimate the fair value of contingent consideration liabilities based on valuation models using significant unobservable inputs that generally consider discounting of future cash flows using market interest rates and adjusting for non-performance risk over the remaining term of the liability (Level 3).

Level 3 Reconciliation, Measurements, and Transfers

We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. Availability of secondary market activity and consistency of pricing from third-party sources impacts our ability to classify securities as Level 2 or Level 3. There were no transfers into or out of Level 3 during the years ended December 31, 2024 and 2023.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize changes to our financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the years ended December 31, 2024 and 2023 (in millions):

	Year Ended
	December 31, 2024								December 31, 2023
Assets:	Installment Notes Receivable on MH, net		Notes Receivable From Real Estate Developers and Operators		Collateralized Receivables, net		Warrants		Installment Notes Receivable on MH, net		Notes Receivable From Real Estate Developers and Operators		Collateralized Receivables, net		Warrants
Level 3 beginning balance at December 31, 2024 and 2023	$19.6		$134.5		$56.2		$—		$65.9		$305.2		$—		$—
Realized gains / (losses)	(0.5)	(1)	(35.8)	(1)	2.1	(2)	—	(3)	(3.8)	(1)	(102.9)	(1)	1.5	(2)	(0.4)	(3)
Purchases and issuances	81.4		63.2		—		—		22.0		187.4		—		0.4
Sales and settlements	(4.6)		(13.3)		(7.1)		—		(9.2)		(275.0)		(0.6)		—
Dispositions of properties	(2.0)		—		—		—		—		—		—		—
Foreign currency exchange gains / (losses)	—		(0.5)		—		—		—		19.7		—
Other adjustments(4)	—		0.4		—		—		(55.3)		0.1		55.3		—
Level 3 ending balance at December 31, 2024 and 2023	$93.9		$148.5		$51.2		$—		$19.6		$134.5		$56.2		$—
(1) Realized losses recorded within Gain / (loss) on remeasurement of notes receivable on the Consolidated Statements of Operations.
(2) Realized gains recorded within Other income / (expense), net on the Consolidated Statements of Operations.
(3) Realized losses recorded within Income from nonconsolidated affiliates on the Consolidated Statements of Operations.
(4) Primarily relates to the transfer of Installment notes receivable to Collateralized receivables, net. Refer to Note 5, "Collateralized Receivables and Transfers of Financial Assets." for additional details.

	Year Ended
	December 31, 2024		December 31, 2023
Liabilities:	Secured Borrowing on Collateralized Receivables	Other Liabilities (Contingent Consideration)	Secured Borrowing on Collateralized Receivables		Other Liabilities (Contingent Consideration)
Level 3 beginning balance at December 31, 2024 and 2023	$55.8	$20.2	$—		$20.2
Realized losses	2.1	—	1.9	(1)	—
Purchases and issuances	0.4	—	54.5		—
Sales and settlements	(7.1)	—	(0.6)		—
Other adjustments	—	—	—		—
Level 3 ending balance at December 31, 2024 and 2023	$51.2	$20.2	$55.8		$20.2
(1) Realized losses are recorded within Other income / (expense), net on the Consolidated Statements of Operations.

Fair Value Measurements on a Nonrecurring Basis

We review the carrying value of long-lived assets to be held for use for impairment quarterly or whenever events or changes in circumstances indicate a possible impairment. During the year ended December 31, 2024, we recognized asset impairment charges of $24.1 million due to a strategy shift pertaining to certain development properties and other assets within our MH and RV segments. The fair value measurement was determined by estimating discounted cash flows using certain unobservable Level 3 inputs, based on the expectation that the development projects are no longer probable of being realized. During the year ended December 31, 2024, we also recorded impairment charges of $22.9 million related to properties that were reclassified to held for sale and subsequently sold. The impairment charges were recorded within Asset impairments on the Consolidated Statements of Operations. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2024, we recorded a goodwill impairment charge of $180.8 million to write down the carrying value of the Park Holidays reporting unit within the UK reporting segment to its fair value. The fair value measurement process utilized both an income approach and a market approach and primarily unobservable Level 3 inputs. After the impairment charge, the fair value of goodwill within the UK reporting segment was $0 as of December 31, 2024. Refer to Note 1, "Significant Accounting Policies," and Note 6, "Goodwill and Other Intangible Assets," for additional information.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available as of December 31, 2024. As such, our estimates of fair value could differ significantly from the actual carrying value.

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

Catastrophic Event-Related Charges

Hurricanes Helene and Milton - In September and October 2024, Hurricane Helene and Hurricane Milton, respectively, made landfall in Florida and subsequently impacted several of our properties in the Southeastern and Mid-Atlantic regions of the U.S. During the year ended December 31, 2024, we recognized charges of $13.9 million for debris removal and clean-up at various MH and RV properties, as well charges of $4.4 million for impaired assets at several of our marinas, which were recorded within Catastrophic-event related charges, net on the Consolidated Statements of Operations. We maintain property, casualty, flood, and business interruption insurance for our properties, subject to customary deductibles and limits.

Hurricane Ian - When Hurricane Ian made landfall on Florida's western coast in September 2022, the storm primarily affected three RV properties in the Fort Myers area, comprising approximately 2,500 sites. These properties sustained significant flooding and wind damage from the hurricane. At other affected MH and RV properties, most of the damage was limited to trees, roofs, fences, skirting and carports. At affected marina properties, docks, buildings, and landscaping sustained wind and water damage. We maintain property, casualty, flood, and business interruption insurance for our community portfolio, subject to customary deductibles and limits.

Estimated property insurance recoveries, excluding business interruption recoveries, of $49.2 million related to Hurricane Ian were recorded in Notes and other receivables, net on the Consolidated Balance Sheets as of December 31, 2024.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below sets forth changes in estimated property insurance recoveries, excluding business interruption recoveries (in millions):

Year Ended December 31, 2024
Total estimated insurance receivable - December 31, 2023	$56.7
Change in estimated property insurance recoveries	14.1
Proceeds received from insurer	(21.6)
Total estimated insurance receivable - December 31, 2024	$49.2

We are actively working with our insurance providers on claims for business interruption recoveries. During the year ended December 31, 2024, we recognized $16.7 million, net of deductibles, for the lost earnings from Hurricane Ian covering the period from September 1, 2023 through May 31, 2024. The business interruption proceeds were recorded within Brokerage commissions and other, net in our Consolidated Statements of Operations. The related communities are under redevelopment and we have gradually started to lease developed sites at these communities to customers. However, we currently cannot estimate a date when operating results will be restored to pre-hurricane levels. Our business interruption insurance policy provides for up to 60 months of coverage from the date of restoration.

During the year ended December 31, 2024, we received an insurance recovery of $1.6 million in excess of previously estimated costs related to damages incurred at certain marinas due to Hurricane Ian. The insurance recovery gain was recorded within Catastrophic event-related charges, net on the Consolidated Statements of Operations.

In December 2023, one of our RV properties with approximately 300 sites sustained property damage due to heavy rainfall and flooding in the North Conway, New Hampshire area. Based on a preliminary review performed by an insurance adjuster, we recognized asset impairment charges of $7.0 million during the year ended December 31, 2023, primarily related to site improvements, vacation rental cabins, and equipment. During the year ended December 31, 2024, we recognized incremental charges of $12.0 million related to the impacted property, comprised of $3.1 million for impaired assets and $8.9 million for debris removal, cleanup, and repairs. We received $6.4 million in insurance proceeds during the nine months ended September 30, 2024 related to the flood event. The charges and related proceeds were recorded within Catastrophic event-related charges, net in our Consolidated Statements of Operations. The foregoing estimates are based on current information available after the preliminary review of the damages incurred. Actual charges and insurance recoveries could differ from these estimates. Any changes to these estimates will be recognized in the period(s) in which they are determined.

The foregoing estimates for each respective event are based on current information available, and we continue to assess these estimates. Actual charges and insurance recoveries could vary significantly from these estimates. Any changes to these estimates will be recognized in the period(s) in which they are determined.

17. Leases

Lessee Accounting

We lease land under non-cancelable operating leases at certain properties expiring at various dates through 2100. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of revenues at those properties. We also have other operating leases, primarily office space and equipment expiring at various dates through 2042.

Future minimum lease payments under non-cancellable leases as of December 31, 2024 where we are the lessee include (in millions):

Maturity of Lease Liabilities	Finance Leases	Operating Leases	Total
2025	$5.1	$14.1	$19.2
2026	1.0	13.0	14.0
2027	0.9	10.8	11.7
2028	0.9	10.1	11.0
2029	0.6	9.9	10.5
Thereafter	36.2	263.1	299.3
Total Lease Payments	$44.7	$321.0	$365.7
Less: Imputed interest	(30.3)	(158.9)	(189.2)
Present Value of Lease Liabilities	$14.4	$162.1	$176.5

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Right-of-use ("ROU") assets and lease liabilities for finance and operating leases as included in our Consolidated Balance Sheets are as follows (in millions):

	Financial Statement Classification	As of
Description		December 31, 2024	December 31, 2023
Lease Assets
Finance lease, ROU asset, net of accumulated amortization	Investment property, net	$31.5	$32.6
Operating lease, ROU asset, net	Other assets, net	$178.2	$176.0
Below market operating leases, net	Other assets, net	$90.3	$95.0
Lease Liabilities
Finance lease liabilities	Other liabilities	$14.4	$14.3
Operating lease liabilities	Other liabilities	$162.1	$159.5

The components of lease costs for finance and operating leases, as included in our Consolidated Statements of Operations are as follows (in millions):

		Year Ended
Description	Financial Statement Classification	December 31, 2024	December 31, 2023	December 31, 2022
Finance Lease Cost
Amortization of ROU assets	Depreciation and amortization	$0.9	$1.6	$2.7
Interest on lease liabilities	Interest expense	0.5	0.6	0.5
Operating lease cost	General and administrative expense, Property operating and maintenance, Depreciation and amortization	16.4	19.2	8.5
Operating lease impairment(1)	Other expense, net	—	—	4.0
Variable lease cost	Property operating and maintenance	8.5	8.7	3.0
Total Lease Cost		$26.3	$30.1	$18.7
(1)Refer to Note 1, "Significant Accounting Policies," for additional details.

Lease term, discount rates and additional information for finance and operating leases are as follows:

	As of
Lease Term and Discount Rate	December 31, 2024	December 31, 2023
Weighted-average Remaining Lease Terms (years)
Finance lease	33.79	36.63
Operating lease	37.28	27.71
Weighted-average Discount Rate
Finance lease	3.63%	3.59%
Operating lease	3.87%	3.82%

	Year Ended
Other Information (in millions)	December 31, 2024	December 31, 2023	December 31, 2022
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash outflows for operating leases	$12.4	$13.5	$12.1
Financing cash outflows for finance leases	0.8	0.8	6.2
Total Cash Paid on Lease Liabilities	$13.2	$14.3	$18.3

During the year ended December 31, 2022, we vacated certain of our leased spaces to better align with our needs and workplace strategies. As a result, we impaired the corresponding operating lease right of use assets, resulting in a charge of $4.0 million recorded within Other income / (expense), net within the Consolidated Statement of Operations.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lessor Accounting

Nearly all of our operating leases with our residents and customers at our MH and RV properties where we are the lessor are either month to month or for a time period not to exceed one year. As of December 31, 2024, future minimum lease payments with our residents or customers would not exceed 12 months.

We do not have any operating leases with real estate operators at our MH or UK properties. Refer to Note 20, "Subsequent Events," for activity subsequent to December 31, 2024 related to our ground leases at RV communities. At our RV communities and marinas, future minimum lease payments under non-cancellable leases with real estate operators where we are the lessor include the following as of December 31, 2024 (in millions):

Maturity of Lease Payments	Operating Leases
2025	$22.1
2026	15.6
2027	11.0
2028	9.2
2029	6.5
Thereafter	76.3
Total Undiscounted Cash Flows	$140.7

The components of lease income for our operating leases, as included in our Consolidated Statement of Operations are as follows (in millions):

		Year Ended
Description	Financial Statement Classification	December 31, 2024	December 31, 2023	December 31, 2022
Operating Leases
Fixed lease income	Income from real property; Brokerage commissions and other revenue, net	$37.9	$31.6	$28.9
Variable lease income(1)	Income from real property; Brokerage commissions and other revenue, net	$13.2	$5.2	$2.9
(1)Consists of rent primarily based on a percentage of operating revenues beyond target thresholds.

Failed Sale Leaseback

In connection with our acquisition of Park Holidays, we assumed ground lease arrangements for 34 UK properties that we concluded to be failed sale-leaseback transactions under ASC Topic 842, "Leases." The arrangements have maturities ranging from 2117 through 2197 with an option to repurchase for £1.00 at the end of the term. The obligation related to the underlying ground leases has been recorded as a financial liability in Other Liabilities on the Consolidated Balance Sheets. The financial liability was $355.9 million and $359.7 million as of December 31, 2024 and December 31, 2023, respectively. The following table presents the future minimum rental payments for this financial liability as of December 31, 2024 (in millions):

Maturity of Financial Liability (in millions)	December 31, 2024
2025	$11.7
2026	11.7
2027	11.8
2028	11.9
2029	12.0
Thereafter	1,717.6
Total Payments	$1,776.7
Less: Imputed interest	(1,420.8)
Present Value of Financial Liability	$355.9

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. Related Party Transactions

Lease of Executive Offices - Gary A. Shiffman, together with certain of his family members, indirectly owns an equity interest of approximately 28.1% in American Center LLC, the entity from which we lease office space for our principal executive offices. Each of Brian M. Hermelin, Ronald A. Klein, and Arthur A. Weiss indirectly owns less than one percent interest in American Center LLC. Mr. Shiffman is our Chairman of the Board and Chief Executive Officer. Mr. Hermelin is a director of the Company, and Mr. Klein and Mr. Weiss were directors of the Company until their respective retirements in May and December 2024. Under this agreement, we lease approximately 60,261 rentable square feet of permanent space. The lease agreement includes annual graduated rent increases through the initial end date of October 31, 2026. As of December 31, 2024, the average gross base rent was $21.45 per square foot. Each of Mr. Shiffman, Mr. Hermelin, Mr. Klein and Mr. Weiss may have a conflict of interest with respect to his obligations as our officer and / or director and his ownership interest in American Center LLC.

Use of Airplane - Gary A. Shiffman is the beneficial owner of an airplane that we use from time to time for business purposes. During the years ended December 31, 2024, 2023, and 2022, we paid $0.2 million, $0.5 million, and $0.7 million for the use of the airplane, respectively. Mr. Shiffman may have a conflict of interest with respect to his obligations as our officer and director and his ownership interest in the airplane.

Legal Counsel - Arthur A. Weiss is a partner at Taft Stettinius & Hollister LLP, which acts as our general counsel and represents us in various matters. Mr. Weiss was also a member of the Board until his retirement on December 31, 2024. We incurred legal fees and expenses owed to this law firm of approximately $11.6 million, $7.9 million, and $9.7 million during the years ended December 31, 2024, 2023, and 2022, respectively.

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

19. Recent Accounting Pronouncements

Recent Accounting Pronouncements - Adopted

On January 1, 2024, we adopted ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." In accordance with the new standard, we have provided enhanced disclosure of significant segment expenses that are regularly provided to the CODM to assess segment performance, an amount and description of the composition for other segment items to reconcile to segment profit or loss, and the title and position of our chief operating decision maker. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements. Refer to Note 11, "Segment Reporting," for additional information.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220-40)," which requires disaggregated disclosure of certain expense captions into specified categories within the footnotes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the provisions of this amendment and the impact on our Consolidated Financial Statements and related disclosures.

20. Subsequent Events

Dispositions

In January 2025, we sold a portfolio of four RV properties located in Virginia, Delaware, and Florida, terminated the associated ground leases, and settled a developer note receivable for three developer-owned properties for total cash consideration of $92.9 million. The four RV properties were previously classified as held for sale. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional details related to the disposition.

Equity Transaction

In January 2025, we entered into a non-monetary transaction with a real estate developer to settle a note receivable of $23.7 million in exchange for settlement of contingent consideration of $8.4 million in conjunction with one RV property in California and redemption of 200,914 Series G preferred OP units held by the real estate developer. After the redemption, there were 4,898 Series G preferred OP units outstanding.

Safe Harbor Sale

In February 2025, we announced that we had entered into an agreement to sell Safe Harbor for an all-cash purchase price of $5.65 billion, subject to certain post-closing adjustments. While the Safe Harbor Sale is anticipated to close in the second quarter of 2025, the Safe Harbor Sale is subject to certain closing conditions and rights of termination, and it may not be completed on the anticipated timeline or at all. The Safe Harbor Sale is expected to generate approximately $5.5 billion of pre-tax proceeds after transaction costs, which we expect to use to support a combination of debt reduction, distributions to shareholders, and reinvestment in our core businesses.

The Safe Harbor Sale represents the disposition of our Marina reporting segment and a strategic shift in operations. Accordingly, the historical results of the Marina reporting segment and assets and liabilities included in the disposition will be presented in our consolidated financial statements as held for sale and as discontinued operations beginning in the first quarter of 2025. The initial closing of the Safe Harbor Sale is expected to take place during the second quarter of 2025. Upon closing, we expect to realize an estimated gain on sale of approximately $1.3 billion within Income from discontinued operations, net on our Consolidated Statement of Operations. Any such gain on sale may result in the realization of deferred tax assets for which a valuation allowance was recorded as of December 31, 2024. Certain marina properties representing approximately 10% of the total consideration may be transferred and paid for in one or more subsequent closings, subject to receipt of certain third-party approvals.

We have evaluated our Consolidated Financial Statements for subsequent events through the date that this Form 10-K was issued.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2024
(amounts in millions)

The following tables set forth real estate and accumulated depreciation relating to our MH and RV properties.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2024
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
47 North(5)	Cle Elum, WA	$—	$19.7	$—	$6.8		$11.7	$26.5	$11.7	$38.2	$(0.2)	2021	(C)
49'er Village	Plymouth, CA	—	2.2	10.7	—		5.4	2.2	16.1	18.3	(4.1)	2017	(A)
Academy / West Point	Canton, MI	38.0	1.5	14.3	—		13.5	1.5	27.8	29.3	(16.9)	2000	(A)
Allendale Meadows	Allendale, MI	27.3	0.4	3.7	—		7.6	0.4	11.3	11.7	(8.0)	1996	(A)
Alpine Meadows	Grand Rapids, MI	—	0.7	6.7	—		10.4	0.7	17.1	17.8	(11.1)	1996	(A&C)
Alta Laguna	Rancho Cucamonga, CA	36.7	23.7	21.1	—		1.9	23.7	23.0	46.7	(6.8)	2016	(A)
Andover	Grass Lake, MI	—	2.1	11.2	—		0.8	2.1	12.0	14.1	(1.5)	2021	(A)
Apple Carr Village	Muskegon, MI	—	0.8	6.2	0.3		29.5	1.1	35.7	36.8	(12.2)	2011	(A&C)
Apple Creek	Amelia, OH	5.7	0.5	5.5	—		4.8	0.5	10.3	10.8	(6.3)	1999	(A)
Arbor Terrace	Bradenton, FL	22.1	0.4	4.4	—		7.4	0.4	11.8	12.2	(6.6)	1996	(A)
Arbor Woods	Ypsilanti, MI	—	3.3	12.4	—		13.2	3.3	25.6	28.9	(9.1)	2017	(A)
Ariana Village	Lakeland, FL	10.8	0.2	2.2	—		2.7	0.2	4.9	5.1	(2.9)	1994	(A)
Augusta Village	Augusta, ME	—	0.8	3.1	—		0.9	0.8	4.0	4.8	(0.6)	2020	(A)
Austin Lone Star	Austin, TX	—	0.6	7.9	—		2.4	0.6	10.3	10.9	(3.0)	2016	(A)
Bahia Vista Estates	Sarasota, FL	—	6.8	17.7	—		3.7	6.8	21.4	28.2	(6.1)	2016	(A)
Baker Acres	Zephyrhills, FL	11.0	2.1	11.9	—		4.3	2.1	16.2	18.3	(4.4)	2016	(A)
Beechwood	Killingworth, CT	—	7.9	18.4	—		2.0	7.9	20.4	28.3	(3.8)	2019	(A)
Bear Lake Resort(5)(8)	Garden City, UT	—	6.1	—	—		4.5	6.1	4.5	10.6	—	2022	(C)
Bel Air Estates	Menifee, CA	—	4.3	14.4	—		1.5	4.3	15.9	20.2	(1.4)	2022	(A)
Big Tree	Arcadia, FL	—	1.2	13.5	—		2.9	1.2	16.4	17.6	(4.7)	2016	(A)
Birch Hill Estates	Bangor, ME	—	2.0	29.5	—		1.7	2.0	31.2	33.2	(4.8)	2020	(A)
Blue Heron Pines	Punta Gorda, FL	16.1	0.4	35.3	—		7.8	0.4	43.1	43.5	(13.2)	2015	(A&C)
Blue Jay	Dade City, FL	—	2.0	9.7	—		2.9	2.0	12.6	14.6	(3.4)	2016	(A)
Blue Star(7)	Apache Junction, AZ	—	5.1	12.7	(4.1)	(7)	(9.3)	1.0	3.4	4.4	(1.0)	2014	(A)
Blueberry Hill	Bushnell, FL	17.3	3.8	3.2	—		4.6	3.8	7.8	11.6	(3.2)	2012	(A)
Bluebonnet Lake(5)	Austin, TX	—	8.5	—	—		4.2	8.5	4.2	12.7	—	2021	(C)
Boulder Ridge(3)	Pflugerville, TX	45.7	—	—	2.8		61.2	2.8	61.2	64.0	(25.3)	1998	(C)
Branch Creek	Austin, TX	21.9	0.8	3.7	—		8.8	0.8	12.5	13.3	(8.3)	1995	(A&C)
Brentwood Estates	Hudson, FL	5.2	1.1	9.4	—		2.3	1.1	11.7	12.8	(3.8)	2015	(A)
Brentwood Village	Kentwood, MI	6.8	0.4	3.6	—		2.8	0.4	6.4	6.8	(3.9)	1996	(A)
Brentwood West	Mesa, AZ	26.1	13.6	24.2	—		1.5	13.6	25.7	39.3	(9.2)	2014	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2024
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2024
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Broadview Estates	Davison, MI	—	0.7	6.1	—		27.3	0.7	33.4	34.1	(18.9)	1996	(A&C)
Brook Ridge	Hooksett, NH	—	1.0	6.0	—		0.4	1.0	6.4	7.4	(1.3)	2019	(A)
Brookside Manor	Goshen, IN	—	0.3	1.1	0.3		21.5	0.6	22.6	23.2	(13.6)	1985	(A&C)
Brookside Village	Kentwood, MI	5.7	0.2	5.6	—		0.8	0.2	6.4	6.6	(2.7)	2011	(A)
Buena Vista	Buckeye, AZ	—	9.2	14.4	—		5.5	9.2	19.9	29.1	(4.0)	2019	(A)
Buttonwood Bay	Sebring, FL	26.7	1.9	18.3	—		10.5	1.9	28.8	30.7	(18.8)	2001	(A)
Byron Center	Byron Center, MI	—	0.3	2.4	—		2.5	0.3	4.9	5.2	(3.1)	1996	(A)
Caliente Sands	Cathedral City, CA	—	1.9	6.7	—		0.7	1.9	7.4	9.3	(1.9)	2017	(A)
Camelot Villa	Macomb, MI	43.2	0.9	21.2	—		18.3	0.9	39.5	40.4	(14.9)	2013	(A)
Candlelight Manor	South Daytona, FL	—	3.1	3.9	—		3.0	3.1	6.9	10.0	(2.0)	2016	(A)
Cape May Crossing	Cape May, NJ	—	0.3	1.7	—		0.5	0.3	2.2	2.5	(0.6)	2016	(A)
Carriage Cove	Sanford, FL	—	6.1	21.2	—		2.6	6.1	23.8	29.9	(8.2)	2014	(A)
Carrington Pointe	Fort Wayne, IN	23.6	1.1	3.6	—		25.6	1.1	29.2	30.3	(14.4)	1997	(A&C)
Cave Creek	Evans, CO	22.4	2.2	15.3	—		9.7	2.2	25.0	27.2	(14.0)	2004	(C)
Cedar Springs	Southington, CT	—	2.9	10.3	—		0.7	2.9	11.0	13.9	(2.0)	2019	(A)
Central Park	Haines City, FL	—	2.6	10.4	—		8.3	2.6	18.7	21.3	(4.4)	2016	(A)
Charlevoix Estates	Charlevoix, MI	—	0.4	12.0	—		0.9	0.4	12.9	13.3	(1.5)	2021	(A)
Cherrywood	Clinton, NY	—	0.7	9.6	(0.2)	(3)	3.4	0.5	13.0	13.5	(2.2)	2019	(A)
Chisholm Point	Pflugerville, TX	21.0	0.6	5.3	—		8.5	0.6	13.8	14.4	(8.7)	1995	(A&C)
Cider Mill Crossings	Fenton, MI	—	0.5	1.6	—		44.3	0.5	45.9	46.4	(19.0)	2011	(A&C)
Cider Mill Village	Middleville, MI	—	0.3	3.6	—		2.2	0.3	5.8	6.1	(2.3)	2011	(A)
Cisco Grove Campground & RV	Emigrant Gap, CA	—	1.7	4.8	—		11.8	1.7	16.6	18.3	(0.7)	2021	(A)
Citrus Hill	Dade City, FL	—	1.2	2.4	—		2.7	1.2	5.1	6.3	(1.2)	2016	(A)
Clear Water	South Bend, IN	13.9	0.1	1.3	—		6.6	0.1	7.9	8.0	(4.7)	1986	(A)
Club Wildwood	Hudson, FL	20.1	14.2	21.3	—		3.4	14.2	24.7	38.9	(6.8)	2016	(A)
Coastal Estates	Hampstead, NC	—	3.3	6.5	—		11.9	3.3	18.4	21.7	(1.8)	2019	(A)
Cobus Green	Osceola, IN	—	0.8	7.0	—		9.4	0.8	16.4	17.2	(11.1)	1993	(A)
Colony in the Wood(9)	Port Orange, FL	—	5.7	26.8	—		4.0	5.7	30.8	36.5	(6.3)	2017	(A&C)
Comal Farms	New Braunfels, TX	—	1.4	1.7	—		8.6	1.4	10.3	11.7	(6.2)	2000	(A&C)
Country Acres	Cadillac, MI	—	0.4	3.5	—		5.0	0.4	8.5	8.9	(4.9)	1996	(A)
Country Hills Village	Hudsonville, MI	—	0.3	3.9	—		2.2	0.3	6.1	6.4	(1.6)	2011	(A)
Country Lakes	Little River, SC	—	1.7	5.5	—		0.5	1.7	6.0	7.7	(1.2)	2019	(A)
Country Meadows	Flat Rock, MI	49.9	0.9	7.6	0.3		25.2	1.2	32.8	34.0	(21.5)	1994	(A&C)
Country Meadows Village	Caledonia, MI	—	0.5	5.6	—		4.6	0.5	10.2	10.7	(3.7)	2011	(A&C)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2024
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2024
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Country Village Estates	Oregon City, OR	—	22.0	42.6	—	1.4	22.0	44.0	66.0	(8.6)	2019	(A)
Countryside Estates	Mckean, PA	—	0.3	11.6	—	4.5	0.3	16.1	16.4	(5.4)	2014	(A)
Countryside Village of Atlanta	Lawrenceville, GA	—	1.3	11.0	—	9.4	1.3	20.4	21.7	(10.6)	2004	(A&C)
Countryside Village of Gwinnett	Buford, GA	26.4	1.1	9.5	—	3.2	1.1	12.7	13.8	(7.1)	2004	(A)
Countryside Village of Lake Lanier	Buford, GA	9.8	1.9	16.4	—	5.8	1.9	22.2	24.1	(13.6)	2004	(A)
Creeks Crossing	Kyle, TX	—	3.5	—	—	49.3	3.5	49.3	52.8	(4.6)	2019	(C)
Creek Wood	Burton, MI	20.2	0.8	2.0	0.4	14.9	1.2	16.9	18.1	(12.2)	1997	(C)
Crestwood	Concord, NH	—	1.8	22.4	—	1.0	1.8	23.4	25.2	(4.4)	2019	(A)
Crossroads	Aiken, SC	—	0.8	3.7	—	10.4	0.8	14.1	14.9	(5.0)	2019	(A&C)
Cutler Estates	Grand Rapids, MI	20.3	0.7	6.9	—	5.0	0.7	11.9	12.6	(8.0)	1996	(A)
Cypress Greens	Lake Alfred, FL	6.7	1.0	17.5	—	2.9	1.0	20.4	21.4	(6.3)	2015	(A)
Deep Run	Cream Ridge, NJ	—	2.0	13.1	—	0.6	2.0	13.7	15.7	(2.6)	2019	(A)
Deerwood	Orlando, FL	34.5	6.9	37.6	—	4.7	6.9	42.3	49.2	(13.6)	2015	(A)
Desert Harbor	Apache Junction, AZ	—	3.9	14.9	—	0.7	3.9	15.6	19.5	(5.5)	2014	(A)
Dutton Mill Village	Caledonia, MI	—	0.3	9.0	—	2.4	0.3	11.4	11.7	(4.5)	2011	(A)
Eagle Crest	Firestone, CO	31.6	2.0	0.2	—	31.7	2.0	31.9	33.9	(21.7)	1998	(C)
East Fork Crossing	Batavia, OH	—	1.3	6.3	—	16.4	1.3	22.7	24.0	(15.7)	2000	(A&C)
East Village Estates	Washington Twp., MI	—	1.4	25.4	—	9.7	1.4	35.1	36.5	(13.7)	2012	(A)
Egelcraft	Muskegon, MI	18.3	0.7	22.6	—	4.5	0.7	27.1	27.8	(9.8)	2014	(A)
El Capitan Canyon	Goleta, CA	—	57.8	6.8	(0.2)	28.1	57.6	34.9	92.5	(2.6)	2020	(A)
Ellenton Gardens	Ellenton, FL	9.0	2.1	7.8	—	3.1	2.1	10.9	13.0	(3.2)	2016	(A)
Fairfield Village	Ocala, FL	—	1.2	18.7	—	1.0	1.2	19.7	20.9	(6.4)	2015	(A)
Farmwood Village	Dover, NH	—	1.2	12.3	—	0.8	1.2	13.1	14.3	(2.5)	2019	(A)
Fisherman's Cove	Flint Twp., MI	—	0.4	3.4	—	5.6	0.4	9.0	9.4	(6.3)	1993	(A)
Flamingo Lake	Jacksonville, FL	—	4.5	31.9	0.1	2.5	4.6	34.4	39.0	(5.7)	2020	(A)
Fond du Lac East / Kettle Moraine KOA	Glenbeulah, WI	—	1.0	5.6	0.1	3.5	1.1	9.1	10.2	(3.8)	2013	(A)
Forest Hill	Southington, CT	—	5.1	10.8	—	1.9	5.1	12.7	17.8	(2.4)	2019	(A)
Forest Meadows	Philomath, OR	—	1.0	2.1	—	14.7	1.0	16.8	17.8	(3.1)	1999	(A)
Forest Springs	Grass Valley, CA	—	9.3	43.7	—	3.9	9.3	47.6	56.9	(7.6)	2020	(A)
Forest View	Homosassa, FL	—	1.3	22.1	—	1.0	1.3	23.1	24.4	(7.6)	2015	(A)
Fort Dupont(2)(5)	Delaware City, DE	—	1.9	—	0.2	—	2.1	—	2.1	—	2021	(C)
Four Seasons	Elkhart, IN	13.9	0.5	4.8	—	4.0	0.5	8.8	9.3	(5.3)	2000	(A)
Fox Run	Boyne City, MI	—	0.4	6.8	—	9.7	0.4	16.5	16.9	(0.9)	2023	(A)
Frenchtown Villa / Elizabeth Woods	Newport, MI	—	1.4	52.3	—	41.7	1.4	94.0	95.4	(34.9)	2014	(A&C)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2024
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2024
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land	Depreciable Assets		Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Friendly Village of La Habra	La Habra, CA	44.0	27.0	25.2	—	1.9		27.0	27.1	54.1	(8.1)	2016	(A)
Friendly Village of Modesto	Modesto, CA	21.9	6.3	20.9	—	1.4		6.3	22.3	28.6	(6.3)	2016	(A)
Friendly Village of Simi Valley(8)	Simi Valley, CA	22.1	14.9	16.0	—	1.2		14.9	17.2	32.1	(5.0)	2016	(A)
Friendly Village of West Covina	West Covina, CA	16.3	14.5	5.2	—	1.2		14.5	6.4	20.9	(1.9)	2016	(A)
Glen Haven	Zephyrhills, FL	9.1	2.0	8.4	—	2.7		2.0	11.1	13.1	(3.0)	2016	(A)
Glen Laurel	Concord, NC	—	1.6	0.5	—	9.7		1.6	10.2	11.8	(6.8)	2001	(A&C)
Goldcoaster	Homestead, FL	—	0.4	4.2	0.2	5.9		0.6	10.1	10.7	(6.7)	1997	(A)
Grand Bay	Dunedin, FL	—	3.5	6.3	—	1.8		3.5	8.1	11.6	(2.2)	2016	(A)
Grand Village	Grand Rapids, MI	6.9	0.4	3.6	—	4.4		0.4	8.0	8.4	(4.8)	1996	(A)
Grove Beach	Westbrook, CT	—	1.2	10.2	—	0.5		1.2	10.7	11.9	(2.0)	2019	(A)
Grove Ridge	Dade City, FL	6.6	1.3	5.4	—	3.6		1.3	9.0	10.3	(2.4)	2016	(A)
Gulfstream Harbor	Orlando, FL	81.3	14.5	78.9	—	5.5		14.5	84.4	98.9	(27.1)	2015	(A)
Hacienda Del Rio	Edgewater, FL	—	33.3	80.3	—	21.2		33.3	101.5	134.8	(17.5)	2019	(A)
Hamlin	Webberville, MI	7.6	0.1	1.7	0.6	14.6		0.7	16.3	17.0	(9.9)	1984	(A&C)
Hancock Heights	Hancock, ME	—	0.7	9.4	—	0.4		0.7	9.8	10.5	(1.5)	2020	(A)
Hannah Village	Lebanon, NH	—	0.3	4.7	0.1	0.3		0.4	5.0	5.4	(1.0)	2019	(A)
Hawk Hollow	Coolidge, AZ	—	11.7	—	4.0	1.1		15.7	1.1	16.8	—	2024	(A)
Hemlocks	Tilton, NH	—	1.0	7.2	—	0.5		1.0	7.7	8.7	(1.5)	2019	(A)
Heritage	Temecula, CA	17.4	13.2	7.9	—	1.3		13.2	9.2	22.4	(2.7)	2016	(A)
Hickory Hills Village	Battle Creek, MI	—	0.8	7.7	—	3.2		0.8	10.9	11.7	(4.4)	2011	(A)
Hidden River RV Resort(8)	Riverview, FL	—	4.0	6.4	—	10.5		4.0	16.9	20.9	(3.8)	2016	(A)
High Point Park	Frederica, DE	—	0.9	7.0	—	8.7		0.9	15.7	16.6	(8.6)	1997	(A)
Highland Greens Estates	Highland, MI	—	3.1	38.0	—	36.3		3.1	74.3	77.4	(12.8)	2020	(A)
Hillcrest	Uncasville, CT	—	10.6	9.6	0.1	1.6		10.7	11.2	21.9	(2.2)	2019	(A)
Holiday Park Estates	Bangor, ME	8.5	1.1	13.9	—	3.2		1.1	17.1	18.2	(2.6)	2020	(A)
Holiday West Village	Holland, MI	14.4	0.3	8.1	—	0.7		0.3	8.8	9.1	(3.8)	2011	(A)
Holly Forest	Holly Hill, FL	22.1	0.9	8.4	—	2.1		0.9	10.5	11.4	(8.3)	1997	(A)
Hawaiian Gardens / Holly Village	Holly, MI	13.0	1.5	13.6	—	12.4		1.5	26.0	27.5	(13.4)	2004	(A)
Horseshoe Cove RV Resort	Bradenton, FL	39.8	9.5	32.6	—	7.5		9.5	40.1	49.6	(10.9)	2016	(A)
Hunters Crossing	Capac, MI	—	0.4	1.1	—	1.2		0.4	2.3	2.7	(0.8)	2012	(A)
Hunters Glen	Wayland, MI	—	1.1	11.9	0.3	18.4		1.4	30.3	31.7	(14.2)	2004	(C)
Huntington Run	Kalamazoo, MI	—	0.6	11.7	—	2.2		0.6	13.9	14.5	(1.6)	2021	(A)
Hyde Park	Easton, MD	—	6.6	18.3	—	1.2		6.6	19.5	26.1	(3.6)	2019	(A)
Indian Creek RV Resort(9)	Ft. Myers Beach, FL	—	3.8	34.7	—	(3.7)	(9)	3.8	31.0	34.8	(9.2)	1996	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2024
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2024
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Indian Wells	Indio, CA	—	2.9	19.5	—	7.1	2.9	26.6	29.5	(7.3)	2016	(A)
Island Lakes	Merritt Island, FL	20.4	0.7	6.4	—	1.6	0.7	8.0	8.7	(6.7)	1995	(A)
Jellystone Park™ Androscoggin Lake	North Monmouth, ME	3.3	0.5	4.1	—	5.0	0.5	9.1	9.6	(1.4)	2021	(A)
Jellystone Park™ Barton Lake	Fremont, IN	—	—	—	4.7	30.3	4.7	30.3	35.0	(5.7)	2020	(A)
Jellystone Park™ at Birchwood Acres	Greenfield Park, NY	—	0.5	5.5	0.1	11.4	0.6	16.9	17.5	(7.0)	2013	(A)
Jellystone Park™ Chincoteague Island	Chincoteague, VA	—	5.7	13.8	—	16.7	5.7	30.5	36.2	(5.3)	2019	(A)
Jellystone Park™ Delaware Beaches(2)	Delaware City, DE	—	—	17.0	—	(17.0)	—	—	—	—	2022	(A)
Jellystone Park™ Glen Ellis(8)	Glen, NH	12.7	0.4	5.8	—	6.1	0.4	11.9	12.3	(5.1)	2019	(A)
Jellystone Park™ Golden Valley	Bostic, NC	—	4.8	4.3	—	65.9	4.8	70.2	75.0	(16.0)	2018	(A&C)
Jellystone Park™ Guadalupe River	Kerrville, TX	—	2.5	23.9	—	13.2	2.5	37.1	39.6	(10.3)	2018	(A)
Jellystone Park™ Hill Country	Canyon Lake, TX	—	2.0	20.7	—	7.3	2.0	28.0	30.0	(7.0)	2018	(A)
Jellystone Park™ Larkspur	Larkspur, CO	—	1.9	5.5	0.4	108.5	2.3	114.0	116.3	(25.1)	2016	(A&C)
Jellystone Park™ Lazy River(8)	Gardiner, NY	—	0.9	28.4	—	18.7	0.9	47.1	48.0	(12.6)	2018	(A)
Jellystone Park™ Luray	East Luray, VA	—	3.2	29.6	—	11.1	3.2	40.7	43.9	(10.2)	2018	(A)
Jellystone Park™ Mammoth Cave	Cave City, KY	—	—	32.5	2.3	1.2	2.3	33.7	36.0	(5.0)	2021	(A)
Jellystone Park™ Memphis	Horn Lake, MS	—	0.9	6.8	—	1.9	0.9	8.7	9.6	(2.2)	2018	(A)
Jellystone Park™ at Natural Bridge	Natural Bridge Station, VA	—	0.9	11.7	—	6.4	0.9	18.1	19.0	(3.2)	2020	(A)
Jellystone Park™ Petoskey	Petoskey, MI	—	0.2	8.7	0.7	10.9	0.9	19.6	20.5	(4.4)	2018	(A)
Jellystone Park™ Quarryville	Quarryville, PA	—	3.9	33.8	—	13.2	3.9	47.0	50.9	(11.4)	2018	(A)
Jellystone Park™ South Jersey(8)	Williamstown, NJ	—	—	15.6	0.8	4.6	0.8	20.2	21.0	(2.7)	2021	(A)
Jellystone Park™ Tower Park(2)	Lodi, CA	—	2.6	29.8	—	37.2	2.6	67.0	69.6	(15.0)	2018	(A)
Jellystone Park™ Waller(8)	Waller, TX	—	1.8	19.4	—	20.7	1.8	40.1	41.9	(6.8)	2020	(A)
Jellystone Park™ of Western New York	North Java, NY	—	0.9	8.9	—	11.7	0.9	20.6	21.5	(7.7)	2013	(A)
Jellystone Park™ Wichita Falls(8)	Wichita Falls, TX	—	—	12.6	0.4	6.8	0.4	19.4	19.8	(1.9)	2021	(A)
Jellystone Park™ Williamsport(8)	Williamsport, MD	—	2.1	23.7	—	11.0	2.1	34.7	36.8	(8.9)	2018	(A)
Kensington Meadows	Lansing, MI	18.6	0.3	2.7	—	12.0	0.3	14.7	15.0	(9.5)	1995	(A&C)
Kimberly Estates	Newport, MI	—	1.3	6.2	—	16.5	1.3	22.7	24.0	(8.5)	2016	(A)
King's Court	Traverse City, MI	71.0	1.5	13.8	0.2	21.7	1.7	35.5	37.2	(20.7)	1996	(A&C)
King's Lake	DeBary, FL	15.8	0.3	2.5	—	3.5	0.3	6.0	6.3	(4.5)	1994	(A)
Kings Manor	Lakeland, FL	—	2.3	5.6	—	5.7	2.3	11.3	13.6	(4.1)	2016	(A)
Kings Pointe	Lake Alfred, FL	—	0.5	16.7	—	0.9	0.5	17.6	18.1	(5.6)	2015	(A)
Kissimmee Gardens	Kissimmee, FL	—	3.3	14.4	—	1.9	3.3	16.3	19.6	(4.8)	2016	(A)
Kissimmee South	Davenport, FL	—	3.7	6.8	—	6.6	3.7	13.4	17.1	(3.7)	2016	(A)
Kittatinny K-Camp(8)	Barryville, NY	—	—	—	3.1	21.8	3.1	21.8	24.9	(2.7)	2020	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2024
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2024
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Knollwood Estates	Allendale, MI	10.5	0.4	4.1	—	3.1	0.4	7.2	7.6	(4.3)	2001	(A)
La Casa Blanca	Apache Junction, AZ	—	4.4	14.1	—	1.0	4.4	15.1	19.5	(5.3)	2014	(A)
La Costa Village	Port Orange, FL	46.7	3.6	62.3	—	4.0	3.6	66.3	69.9	(21.2)	2015	(A)
Lafayette Place	Warren, MI	12.5	0.7	6.0	—	8.0	0.7	14.0	14.7	(9.2)	1998	(A)
Lake Juliana Landings	Auburndale, FL	—	0.3	3.0	—	2.4	0.3	5.4	5.7	(4.1)	1994	(A)
Lake San Marino RV Resort(8)	Naples, FL	30.2	0.7	5.7	—	6.0	0.7	11.7	12.4	(7.4)	1996	(A)
Lakefront	Lakeside, CA	33.1	21.6	17.4	—	1.6	21.6	19.0	40.6	(5.5)	2016	(A)
Lakeland	Lakeland, FL	—	1.7	5.5	—	3.9	1.7	9.4	11.1	(2.4)	2016	(A)
Lakeshore Landings	Orlando, FL	10.9	2.6	19.5	—	2.4	2.6	21.9	24.5	(7.6)	2014	(A)
Lakeshore Villas	Tampa, FL	—	3.1	19.0	—	2.0	3.1	21.0	24.1	(6.6)	2015	(A)
Lakeside	Terryville, CT	—	1.3	3.4	—	0.4	1.3	3.8	5.1	(0.7)	2019	(A)
Lakeside Crossing	Conway, SC	10.8	3.5	31.6	—	22.2	3.5	53.8	57.3	(14.2)	2015	(A&C)
Lakeview	Ypsilanti, MI	—	1.2	10.9	—	10.7	1.2	21.6	22.8	(12.1)	2004	(A)
Lakeview CT	Danbury, CT	—	2.5	8.9	—	1.8	2.5	10.7	13.2	(1.9)	2019	(A)
Lakeview Estates	Yucaipa, CA	—	—	—	4.1	22.9	4.1	22.9	27.0	(3.5)	2020	(A)
Lamplighter	Port Orange, FL	—	1.3	12.8	—	1.7	1.3	14.5	15.8	(4.5)	2015	(A)
Lantana Ranch(5)	Brookshire, TX	—	33.1	1.3	0.3	2.2	33.4	3.5	36.9	—	2022	(A)
Laurel Heights	Uncasville, CT	—	1.7	0.7	—	0.6	1.7	1.3	3.0	(0.2)	2019	(A)
Lazy J Ranch	Arcata, CA	—	7.1	6.8	—	0.9	7.1	7.7	14.8	(2.0)	2017	(A)
Leaf Verde	Buckeye, AZ	—	3.4	8.4	—	1.4	3.4	9.8	13.2	(2.3)	2018	(A)
Leisure Village	Belmont, MI	—	0.4	8.2	—	3.5	0.4	11.7	12.1	(4.4)	2011	(A)
Lemon Wood	Ventura, CA	22.9	19.5	6.9	—	1.7	19.5	8.6	28.1	(2.5)	2016	(A)
Lincoln Estates	Holland, MI	—	0.5	4.2	—	1.8	0.5	6.0	6.5	(4.5)	1996	(A)
Lost Dutchman	Apache Junction, AZ	—	—	—	4.1	16.8	4.1	16.8	20.9	(5.5)	2014	(A)
Majestic Oaks	Zephyrhills, FL	9.2	3.9	4.7	0.2	2.5	4.1	7.2	11.3	(2.1)	2016	(A)
Maple Brook	Matteson, IL	35.4	8.5	48.8	—	1.0	8.5	49.8	58.3	(17.6)	2014	(A)
Maplewood Manor	Brunswick, ME	—	1.8	13.0	—	2.2	1.8	15.2	17.0	(5.1)	2014	(A)
Marco Naples	Naples, FL	—	2.8	10.5	—	6.0	2.8	16.5	19.3	(4.4)	2016	(A)
Marina Cove	Uncasville, CT	—	0.3	0.4	—	0.5	0.3	0.9	1.2	(0.1)	2019	(A)
Meadow Lake	White Lake, MI	29.7	1.2	11.5	—	8.6	1.2	20.1	21.3	(15.3)	1994	(A)
Meadowbrook	Charlotte, NC	—	1.3	6.6	—	9.4	1.3	16.0	17.3	(10.8)	2000	(A&C)
Meadowbrook Estates	Monroe, MI	—	0.4	3.3	0.4	23.4	0.8	26.7	27.5	(15.4)	1986	(A)
Meadowbrook Village	Tampa, FL	8.6	0.5	4.7	—	1.7	0.5	6.4	6.9	(5.4)	1994	(A)
Meadowlands	Gibraltar, MI	20.1	0.6	7.7	—	3.1	0.6	10.8	11.4	(3.5)	2015	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2024
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2024
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Meadowstone	Hastings, MI	—	0.7	20.3	—	0.4	0.7	20.7	21.4	(2.5)	2021	(A)
Merrymeeting	Brunswick, ME	—	0.3	1.0	—	0.8	0.3	1.8	2.1	(0.7)	2014	(A)
Mill Creek	Kissimmee, FL	—	1.4	4.8	—	5.7	1.4	10.5	11.9	(2.5)	2016	(A)
Millwood	Uncasville, CT	—	2.4	—	—	3.9	2.4	3.9	6.3	(0.3)	2019	(A&C)
Mountain View	Mesa, AZ	—	5.5	12.3	—	1.2	5.5	13.5	19.0	(4.7)	2014	(A)
Napa Valley	Napa, CA	26.4	17.7	11.7	—	1.4	17.7	13.1	30.8	(3.9)	2016	(A)
New England Village	Westbrook, CT	—	4.2	1.4	—	0.2	4.2	1.6	5.8	(0.3)	2019	(A)
North Lake	Moore Haven, FL	—	4.2	3.5	—	2.8	4.2	6.3	10.5	(2.4)	2011	(A)
North Point Estates	Pueblo, CO	—	1.6	3.0	—	4.1	1.6	7.1	8.7	(4.5)	2001	(C)
Northville Crossing	Northville, MI	59.6	1.2	29.5	—	6.8	1.2	36.3	37.5	(15.0)	2012	(A)
Norway Commons	Norway, ME	—	—	15.9	0.7	1.4	0.7	17.3	18.0	(1.5)	2022	(A)
Oak Creek	Coarsegold, CA	—	4.8	11.2	—	2.4	4.8	13.6	18.4	(4.8)	2014	(A)
Oak Crest	Austin, TX	24.5	4.3	12.6	4.4	27.7	8.7	40.3	49.0	(16.2)	2002	(C)
Oak Grove	Plainville, CT	—	1.0	1.7	—	0.2	1.0	1.9	2.9	(0.3)	2019	(A)
Oak Island Village	East Lansing, MI	17.5	0.3	6.8	—	5.0	0.3	11.8	12.1	(5.0)	2011	(A)
Oak Ridge	Manteno, IL	28.2	1.1	36.9	—	5.5	1.1	42.4	43.5	(15.4)	2014	(A)
Oakview Estates	Arcadia, FL	—	0.9	3.9	—	2.9	0.9	6.8	7.7	(1.6)	2016	(A)
Oakwood Village	Miamisburg, OH	38.3	2.0	6.4	—	15.3	2.0	21.7	23.7	(14.0)	1998	(A&C)
Ocean Breeze Resort	Jensen Beach, FL	—	19.0	13.9	—	44.1	19.0	58.0	77.0	(12.7)	2016	(A&C)
Ocean Breeze Marathon(8)	Marathon, FL	—	2.3	1.8	—	6.7	2.3	8.5	10.8	(1.4)	2016	(A)
Ocean Pines	Garden City, SC	—	7.6	35.3	—	2.0	7.6	37.3	44.9	(8.7)	2019	(A)
Ocean View	Jensen Beach, FL	—	4.6	—	0.2	16.3	4.8	16.3	21.1	(1.3)	2020	(A)
Ocean West	McKinleyville, CA	4.2	5.0	4.4	0.4	0.6	5.4	5.0	10.4	(1.3)	2017	(A)
Orange City	Orange City, FL	31.7	0.9	5.5	—	7.1	0.9	12.6	13.5	(4.1)	2011	(A)
Orange Tree Village	Orange City, FL	8.6	0.3	2.5	—	1.8	0.3	4.3	4.6	(3.4)	1994	(A)
Orchard Lake	Milford, OH	—	0.4	4.0	—	4.0	0.4	8.0	8.4	(4.6)	1999	(A)
Paddock Park South	Ocala, FL	—	0.6	6.6	—	3.9	0.6	10.5	11.1	(2.7)	2016	(A)
Palm Creek Resort & Residences(8)	Casa Grande, AZ	86.5	11.8	76.1	—	29.9	11.8	106.0	117.8	(47.4)	2012	(A&C)
Palm Key Village	Davenport, FL	14.4	3.8	15.7	—	0.8	3.8	16.5	20.3	(5.3)	2015	(A)
Palm Village	Bradenton, FL	—	3.0	2.8	—	2.1	3.0	4.9	7.9	(1.4)	2016	(A)
Palos Verdes Shores MH & Golf Community(2)	San Pedro, CA	33.0	—	21.8	—	8.7	—	30.5	30.5	(7.5)	2016	(A)
Park Place	Sebastian, FL	—	1.4	48.7	0.1	5.0	1.5	53.7	55.2	(16.7)	2015	(A)
Park Royale	Pinellas Park, FL	12.5	0.7	29.0	—	1.8	0.7	30.8	31.5	(9.6)	2015	(A)
Parkside Village	Cheektowaga, NY	—	0.6	10.4	—	0.5	0.6	10.9	11.5	(3.8)	2014	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2024
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2024
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Pearwood(8)	Pearland, TX	—	—	10.3	1.2		—	1.2	10.3	11.5	(1.3)	2021	(A)
Pebble Creek	Greenwood, IN	—	1.0	5.1	—		11.3	1.0	16.4	17.4	(9.9)	2000	(A&C)
Pecan Branch	Georgetown, TX	—	1.4	—	0.2		19.5	1.6	19.5	21.1	(7.8)	1999	(C)
Pecan Park	Jacksonville, FL	—	2.0	5.0	1.4		13.0	3.4	18.0	21.4	(4.2)	2016	(A&C)
Pelican Bay	Micco, FL	6.4	0.5	10.5	—		2.3	0.5	12.8	13.3	(4.1)	2015	(A)
Pembroke Downs	Chino, CA	12.6	9.6	7.3	—		1.1	9.6	8.4	18.0	(2.3)	2016	(A)
Pheasant Ridge	Lancaster, PA	45.4	2.0	19.3	—		3.3	2.0	22.6	24.6	(14.7)	2002	(A)
Pine Acre Trails	Conroe, TX	—	15.6	16.7	—		28.9	15.6	45.6	61.2	(3.3)	2022	(A)
Pine Hills	Middlebury, IN	—	0.1	0.5	—		4.7	0.1	5.2	5.3	(3.0)	1980	(A)
Pine Ridge	Prince George, VA	12.5	0.4	2.4	—		25.0	0.4	27.4	27.8	(12.5)	1986	(A&C)
Pine Trace	Houston, TX	33.1	2.9	17.2	(0.2)	(3)	15.8	2.7	33.0	35.7	(19.1)	2004	(A&C)
Pinebrook Village	Kentwood, MI	—	0.1	5.7	—		3.1	0.1	8.8	8.9	(3.4)	2011	(A)
Pineview Estates	Flint, MI	—	1.9	57.4	—		43.5	1.9	100.9	102.8	(15.2)	2021	(A)
Pismo Dunes Resort	Pismo Beach, CA	17.9	11.1	10.2	—		1.6	11.1	11.8	22.9	(3.1)	2017	(A)
Pleasant Beach Campground	Sherkston, ON	—	1.6	0.6	(0.5)	(1)	0.3	1.1	0.9	2.0	(0.1)	2021	(A)
Pleasant Lake RV Resort	Bradenton, FL	11.2	5.2	20.4	—		4.0	5.2	24.4	29.6	(6.9)	2016	(A)
Presidential Estates	Hudsonville, MI	28.9	0.7	6.3	—		6.5	0.7	12.8	13.5	(8.1)	1996	(A)
Rainbow(8)	Frostproof, FL	—	1.9	5.7	—		5.0	1.9	10.7	12.6	(4.3)	2012	(A)
Rainbow Village Largo	Largo, FL	8.1	4.4	12.5	—		3.7	4.4	16.2	20.6	(4.8)	2016	(A)
Rainbow Village Zephyrhills	Zephyrhills, FL	8.3	1.8	9.9	—		2.9	1.8	12.8	14.6	(3.6)	2016	(A)
Rancho Alipaz(2)	San Juan Capistrano, CA	11.5	—	2.9	16.2		1.0	16.2	3.9	20.1	(1.1)	2016	(A)
Rancho Caballero	Riverside, CA	21.0	16.6	12.4	—		1.9	16.6	14.3	30.9	(4.0)	2016	(A)
Rancho Mirage	Apache Junction, AZ	—	7.5	22.2	—		1.2	7.5	23.4	30.9	(8.2)	2014	(A)
Red Oaks(2)	Bushnell, FL	—	5.2	20.5	—		8.8	5.2	29.3	34.5	(8.1)	2016	(A)
Regency Heights	Clearwater, FL	24.9	11.3	15.7	—		4.7	11.3	20.4	31.7	(5.4)	2016	(A)
Richmond Place	Richmond, MI	7.2	0.5	2.0	—		4.1	0.5	6.1	6.6	(3.8)	1998	(A)
River Beach Campsites and RV	Milford, PA	—	—	—	0.3		4.5	0.3	4.5	4.8	(0.8)	2020	(A)
River Haven	Grand Haven, MI	—	1.8	16.9	—		18.3	1.8	35.2	37.0	(21.2)	2001	(A)
River Pines	Nashua, NH	—	2.7	37.8	—		1.2	2.7	39.0	41.7	(7.4)	2019	(A)
River Ranch	Austin, TX	—	4.7	0.8	0.2		38.1	4.9	38.9	43.8	(16.1)	2000	(A&C)
River Ridge	Saline, MI	—	1.0	26.9	—		0.7	1.0	27.6	28.6	(3.4)	2021	(A)
River Ridge Estates	Austin, TX	38.2	3.2	15.1	—		7.5	3.2	22.6	25.8	(14.0)	2002	(C)
Riverside Club	Ruskin, FL	39.4	1.6	66.2	—		19.9	1.6	86.1	87.7	(24.9)	2015	(A)
Riverside Drive Park	Augusta, ME	—	1.2	12.1	—		4.1	1.2	16.2	17.4	(2.4)	2020	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2024
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)				Gross Amount Carried at December 31, 2024
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land		Depreciable Assets		Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Rolling Hills	Storrs, CT	—	4.0	3.7	—		5.6		4.0	9.3	13.3	(1.2)	2019	(A)
Roxbury Park	Goshen, IN	—	1.1	9.9	—		11.2		1.1	21.1	22.2	(10.7)	2001	(A)
Royal Country	Miami, FL	62.8	2.3	20.8	—		4.1		2.3	24.9	27.2	(22.3)	1994	(A)
Royal Palm Village	Haines City, FL	10.1	1.7	27.4	—		8.8		1.7	36.2	37.9	(10.5)	2015	(A)
Royal Palms(2)	Cathedral City, CA	—	—	21.6	—		2.7		—	24.3	24.3	(6.8)	2016	(A)
Rudgate Clinton	Clinton Township, MI	—	1.1	23.7	—		16.3		1.1	40.0	41.1	(15.5)	2012	(A)
Rudgate Manor	Sterling Heights, MI	—	1.4	31.1	—		22.3		1.4	53.4	54.8	(20.7)	2012	(A)
Saddle Oak Club	Ocala, FL	16.5	0.7	6.7	—		1.0		0.7	7.7	8.4	(6.9)	1995	(A)
Saddlebrook	San Marcos, TX	—	1.7	11.8	—		24.2		1.7	36.0	37.7	(18.0)	2002	(C)
Sandy Lake	Carrollton, TX	—	0.7	17.8	—		2.2		0.7	20.0	20.7	(5.8)	2016	(A)
Saralake Estates	Sarasota, FL	—	6.5	11.4	—		1.6		6.5	13.0	19.5	(3.7)	2016	(A)
Savanna Club	Port St. Lucie, FL	55.7	12.8	79.9	1.6		1.6		14.4	81.5	95.9	(26.1)	2015	(A&C)
Scio Farms	Ann Arbor, MI	39.4	2.3	22.7	—		17.9		2.3	40.6	42.9	(29.4)	1995	(A&C)
Sea Air Village	Rehoboth Beach, DE	—	1.2	10.2	0.4		4.4		1.6	14.6	16.2	(9.8)	1997	(A)
Serendipity	North Fort Myers, FL	—	1.2	23.5	(0.3)	(3)	8.7		0.9	32.2	33.1	(8.9)	2015	(A)
Settler's Rest	Zephyrhills, FL	—	1.8	7.7	—		3.0		1.8	10.7	12.5	(2.9)	2016	(A)
Shadow Wood Village	Hudson, FL	—	4.5	3.9	0.8		17.1		5.3	21.0	26.3	(4.0)	2016	(A)
Shady Pines	Galloway Township, NJ	—	1.1	3.8	—		1.7		1.1	5.5	6.6	(1.6)	2016	(A)
Shady Road Villas	Ocala, FL	—	0.5	2.8	—		5.0		0.5	7.8	8.3	(2.2)	2016	(A)
Sheffield Estates	Auburn Hills, MI	—	0.8	7.2	—		4.8		0.8	12.0	12.8	(6.1)	2006	(A)
Shelby Forest	Shelby Twp., MI	—	4.0	42.4	—		1.8		4.0	44.2	48.2	(8.7)	2019	(A)
Shelby West	Shelby Twp., MI	—	5.7	38.9	—		1.2		5.7	40.1	45.8	(7.8)	2019	(A)
Shell Creek	Punta Gorda, FL	8.5	2.2	9.7	—		4.8		2.2	14.5	16.7	(4.0)	2016	(A)
Siesta Bay(9)	Ft. Myers, FL	—	2.1	18.5	—		2.2	(9)	2.1	20.7	22.8	(5.0)	1996	(A)
Silver Springs	Clinton Township, MI	—	0.9	16.6	—		4.1		0.9	20.7	21.6	(8.4)	2012	(A)
Sky Harbor	Cheektowaga, NY	—	2.3	24.3	—		9.4		2.3	33.7	36.0	(11.1)	2014	(A)
Skyline	Fort Collins, CO	—	2.3	12.1	—		1.3		2.3	13.4	15.7	(4.6)	2014	(A)
Smith Creek Crossing	Granby, CO	—	1.4	—	—		57.3		1.4	57.3	58.7	(8.6)	2018	(C)
Southern Charm	Zephyrhills, FL	10.4	4.9	17.4	—		4.0		4.9	21.4	26.3	(6.2)	2016	(A)
Southern Leisure RV Resort	Chiefland, FL	—	3.1	14.8	—		6.1		3.1	20.9	24.0	(2.4)	2021	(A)
Southern Palms	Ladson, SC	—	2.4	9.4	—		0.5		2.4	9.9	12.3	(6.6)	2019	(A)
Southport Springs Golf & Country Club	Zephyrhills, FL	31.2	15.1	17.2	—		6.2		15.1	23.4	38.5	(7.2)	2015	(A&C)
Southside Landing	Cambridge, MD	—	1.0	2.5	—		1.5		1.0	4.0	5.0	(0.9)	2019	(A)
Southwood Village	Grand Rapids, MI	—	0.3	11.5	—		4.0		0.3	15.5	15.8	(6.0)	2011	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2024
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2024
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Space City Ellington(8)	Houston, TX	—	3.0	14.5	—		0.6	3.0	15.1	18.1	(1.9)	2021	(A)
Spanish Main	Thonotosassa, FL	—	2.4	8.1	—		6.8	2.4	14.9	17.3	(4.0)	2016	(A)
St. Clair Place	St. Clair, MI	—	0.5	2.0	—		3.0	0.5	5.0	5.5	(3.0)	1998	(A)
Stonebridge (MI)(5)	Richfield Twp., MI	—	2.0	—	0.3		2.2	2.3	2.2	4.5	(0.7)	1998	(C)
Stonebridge	San Antonio, TX	—	2.5	2.1	(0.6)	(3)	6.6	1.9	8.7	10.6	(5.7)	2000	(A&C)
Stonebrook	Homosassa, FL	—	0.7	14.1	—		1.1	0.7	15.2	15.9	(4.8)	2015	(A)
Stoneridge Villas(5)	Gardnerville, NV	—	5.3	—	—		1.5	5.3	1.5	6.8	—	2022	(A)
Strafford / Lake Winnipesaukee South KOA	Strafford, NH	—	—	—	0.3		9.5	0.3	9.5	9.8	(1.5)	2019	(A)
Summit Ridge	Converse, TX	—	2.6	2.1	(0.9)	(3)	17.7	1.7	19.8	21.5	(11.3)	2000	(A&C)
Sun Outdoors Arches Gateway	Moab, UT	—	3.7	8.7	—		2.9	3.7	11.6	15.3	(2.9)	2018	(A)
Sun Outdoors Association Island	Henderson, NY	—	1.7	14.7	—		5.1	1.7	19.8	21.5	(2.8)	2021	(A)
Sun Outdoors Bend(2)	Bend, OR	—	4.0	13.3	—		0.9	4.0	14.2	18.2	(2.3)	2020	(A)
Sun Outdoors Canyonlands Gateway	Moab, UT	—	6.3	8.4	—		0.9	6.3	9.3	15.6	(2.3)	2018	(A)
Sun Outdoors Cape Charles	Cape Charles, VA	—	19.1	38.7	—		11.9	19.1	50.6	69.7	(6.5)	2021	(A)
Sun Outdoors Cape May	Cape May, NJ	—	—	27.5	2.2		0.4	2.2	27.9	30.1	(3.9)	2021	(A)
Sun Outdoors Central Coast Wine Country	Paso Robles, CA	—	1.7	11.5	—		4.7	1.7	16.2	17.9	(6.5)	2014	(A&C)
Sun Outdoors Chesapeake Bay(2)	Temperanceville, VA	—	2.3	8.8	(2.3)		(8.8)	—	—	—	—	2021	(A)
Sun Outdoors Coos Bay	Coos Bay, OR	—	2.7	3.2	—		2.6	2.7	5.8	8.5	(1.4)	2018	(A)
Sun Outdoors Chincoteague Bay(2)(5)	Chincoteague, VA	—	7.5	—	(7.5)		—	—	—	—	—	2021	(C)
Sun Outdoors Frontier Town	Berlin, MD	—	19.0	43.2	—		39.9	19.0	83.1	102.1	(25.7)	2015	(A)
Sun Outdoors Garden City Utah	Garden City, UT	—	2.1	7.9	—		2.0	2.1	9.9	12.0	(1.3)	2021	(A)
Sun Outdoors Gig Harbor	Gig Harbor, WA	—	3.4	11.9	—		1.8	3.4	13.7	17.1	(2.0)	2020	(A)
Sun Outdoors Islamorada	Islamorada, FL	—	10.5	7.0	2.3		35.6	12.8	42.6	55.4	(2.7)	2016	(A)
Sun Outdoors Kensington Valley	New Hudson, MI	—	—	20.1	2.9		1.3	2.9	21.4	24.3	(2.6)	2021	(A)
Sun Outdoors Key Largo	Key Largo, FL	—	2.4	1.0	—		3.1	2.4	4.1	6.5	(1.2)	2016	(A)
Sun Outdoors Lake Rudolph	Santa Claus, IN	—	2.3	28.1	—		17.0	2.3	45.1	47.4	(20.4)	2014	(A&C)
Sun Outdoors Lake Travis	Austin, TX	—	3.7	22.2	—		1.5	3.7	23.7	27.4	(8.3)	2015	(A)
Sun Outdoors Marathon	Marathon, FL	—	4.8	4.7	—		5.9	4.8	10.6	15.4	(2.8)	2016	(A)
Sun Outdoors Moab Downtown	Moab, UT	—	3.7	7.4	—		0.8	3.7	8.2	11.9	(2.2)	2018	(A)
Sun Outdoors Myrtle Beach	Conway, SC	—	5.9	—	0.7		106.3	6.6	106.3	112.9	(23.9)	2017	(A&C)
Sun Outdoors Mystic	Old Mystic, CT	—	0.1	0.3	—		2.8	0.1	3.1	3.2	(1.7)	2013	(A)
Sun Outdoors New Orleans North Shore	Ponchatoula, LA	—	7.7	16.1	—		11.8	7.7	27.9	35.6	(5.8)	2019	(A)
Sun Outdoors North Moab	Moab, UT	—	—	—	3.2		12.2	3.2	12.2	15.4	(2.3)	2019	(A)
Sun Outdoors Ocean City	Berlin, MD	—	14.3	22.3	—		9.5	14.3	31.8	46.1	(12.6)	2014	(A&C)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2024
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)				Gross Amount Carried at December 31, 2024
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land		Depreciable Assets		Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Sun Outdoors Ocean City Gateway	Whaleyville, MD	—	0.5	5.2	—		18.9		0.5	24.1	24.6	(6.5)	2015	(A)
Sun Outdoors Old Orchard Beach Downtown	Old Orchard Beach, ME	—	2.0	10.0	—		2.9		2.0	12.9	14.9	(2.8)	2019	(A)
Sun Outdoors Orange Beach	Orange Beach, AL	—	12.7	7.5	0.9		34.3		13.6	41.8	55.4	(4.2)	2019	(A)
Sun Outdoors Panama City Beach(2)	Panama City Beach, FL	13.8	10.3	9.1	—		3.4		10.3	12.5	22.8	(3.1)	2017	(A)
Sun Outdoors Paso Robles	Paso Robles, CA	—	1.4	—	—		45.2		1.4	45.2	46.6	(12.8)	2014	(C)
Sun Outdoors Petoskey Bay Harbor	Petoskey, MI	—	0.2	3.3	1.4		5.2		1.6	8.5	10.1	(2.9)	2016	(A)
Sun Outdoors Pigeon Forge	Sevierville, TN	—	3.7	19.7	—		3.9		3.7	23.6	27.3	(4.8)	2019	(A)
Sun Outdoors Portland South	Wilsonville, OR	—	—	19.0	9.3		(8.5)		9.3	10.5	19.8	(1.4)	2021	(A)
Sun Outdoors Rocky Mountains	Granby, CO	—	8.6	—	(3.1)	(3)	147.1		5.5	147.1	152.6	(29.0)	2018	(C)
Sun Outdoors Rehoboth Bay	Millsboro, DE	—	2.8	17.9	2.2		21.8		5.0	39.7	44.7	(7.6)	2019	(A)
Sun Outdoors Saco Old Orchard Beach	Saco, ME	—	0.8	3.6	—		6.4		0.8	10.0	10.8	(4.1)	2014	(A)
Sun Outdoors Salt Lake City	North Salt Lake, UT	—	3.4	4.6	—		2.4		3.4	7.0	10.4	(2.0)	2018	(A)
Sun Outdoors San Diego Bay(2)	San Diego, CA	—	—	—	—		69.2		—	69.2	69.2	(12.4)	2019	(A)
Sun Outdoors Santa Barbara	Goleta, CA	—	16.0	6.2	—		2.0		16.0	8.2	24.2	(1.3)	2020	(A)
Sun Outdoors Sarasota	Sarasota, FL	135.5	51.0	117.5	(0.2)	(3)	17.9		50.8	135.4	186.2	(42.1)	2016	(A)
Sun Outdoors St. Augustine	St. Augustine, FL	—	4.2	10.5	—		1.6		4.2	12.1	16.3	(2.7)	2018	(A)
Sun Outdoors Sugarloaf Key(2)	Summerland Key, FL	—	7.7	4.4	(7.7)		(4.4)		—	—	—	—	2021	(A)
Sun Outdoors Wells Beach	Wells, ME	—	1.4	11.4	—		1.8		1.4	13.2	14.6	(1.6)	2021	(A)
Sun Outdoors Yellowstone North	Gardiner, MT	—	—	12.5	5.6		(5.2)		5.6	7.3	12.9	(0.9)	2021	(A)
Sun Retreats Adirondack Gateway	Gansevoort, NY	—	0.6	2.0	—		2.5		0.6	4.5	5.1	(1.3)	2016	(A)
Sun Retreats Amherstburg	Amherstburg, ON	—	1.1	1.5	—		1.7		1.1	3.2	4.3	(0.9)	2016	(A)
Sun Retreats Avalon	Cape May Court House, NJ	—	0.6	21.3	—		5.2		0.6	26.5	27.1	(9.8)	2013	(A)
Sun Retreats Birch Bay	Blaine, WA	—	7.5	7.6	—		7.6		7.5	15.2	22.7	(1.2)	2021	(A)
Sun Retreats Cape Cod	East Falmouth, MA	—	3.7	10.8	—		1.4		3.7	12.2	15.9	(2.6)	2020	(A)
Sun Retreats Cape May Wildwood	Cape May, NJ	—	0.7	7.7	—		9.3		0.7	17.0	17.7	(7.0)	2013	(A)
Sun Retreats Crystal River	Crystal River, FL	—	0.4	5.5	0.3		7.0		0.7	12.5	13.2	(3.8)	2015	(A)
Sun Retreats Daytona Beach	Port Orange, FL	—	2.3	7.2	—		6.0		2.3	13.2	15.5	(3.4)	2016	(A)
Sun Retreats Dennis Port	Dennisport, MA	14.7	14.3	11.9	—		10.1		14.3	22.0	36.3	(5.1)	2016	(A)
Sun Retreats Dunedin	Dunedin, FL	8.9	4.4	16.9	—		3.4		4.4	20.3	24.7	(6.2)	2016	(A)
Sun Retreats Estero Bay	Fort Myers, FL	—	4.9	20.6	—		2.8		4.9	23.4	28.3	(3.7)	2020	(A)
Sun Retreats Fort Myers Beach(9)	Ft. Myers, FL	—	0.2	2.4	—		9.7	(9)	0.2	12.1	12.3	(0.9)	1997	(A)
Sun Retreats Geneva on the Lake	Geneva on the Lake, OH	—	0.4	20.8	—		11.6		0.4	32.4	32.8	(11.6)	2013	(A&C)
Sun Retreats Gwynn's Island	Gwynn, VA	—	0.8	0.6	—		2.0		0.8	2.6	3.4	(1.0)	2013	(A)
Sun Retreats Gun Lake	Hopkins, MI	—	0.4	0.9	—		5.6		0.4	6.5	6.9	(2.2)	2011	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2024
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2024
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Sun Retreats Homosassa River	Homosassa Springs, FL	—	1.5	5.0	—		3.9	1.5	8.9	10.4	(2.5)	2016	(A)
Sun Retreats Lake Josephine	Sebring, FL	—	0.5	2.8	—		4.0	0.5	6.8	7.3	(1.3)	2016	(A)
Sun Retreats Lancaster County	Narvon, PA	—	7.4	7.1	—		3.5	7.4	10.6	18.0	(4.9)	2012	(A)
Sun Retreats Long Beach Island	Barnegat, NJ	—	0.7	3.4	—		2.3	0.7	5.7	6.4	(1.6)	2016	(A)
Sun Retreats Millbrook(8)	Millbrook, IL	—	0.5	4.3	—		2.3	0.5	6.6	7.1	(0.8)	2021	(A)
Sun Retreats Nantahala	Sylva, NC	—	0.1	0.8	—		1.1	0.1	1.9	2.0	(0.6)	2016	(A)
Sun Retreats Naples	Naples, FL	12.9	3.6	2.0	—		2.9	3.6	4.9	8.5	(1.8)	2011	(A)
Sun Retreats Naples East	Naples, FL	—	5.8	5.0	—		3.2	5.8	8.2	14.0	(3.8)	2011	(A)
Sun Retreats New Point	New Point, VA	—	1.6	5.3	—		4.6	1.6	9.9	11.5	(4.1)	2013	(A)
Sun Retreats Ocala Orange Lake	Citra, FL	—	5.3	4.5	—		7.4	5.3	11.9	17.2	(4.7)	2012	(A)
Sun Retreats Old Orchard Beach	Old Orchard Beach, ME	—	0.6	7.7	—		3.4	0.6	11.1	11.7	(4.6)	2013	(A)
Sun Retreats Orlando ChampionsGate	Davenport, FL	—	—	—	3.6		19.3	3.6	19.3	22.9	(2.6)	2020	(A)
Sun Retreats Peters Pond	Sandwich, MA	—	4.7	22.8	—		5.1	4.7	27.9	32.6	(11.3)	2013	(A)
Sun Retreats Pleasant Acres Farm	Sussex, NJ	—	3.6	6.2	—		2.7	3.6	8.9	12.5	(1.1)	2021	(A)
Sun Retreats Rehoboth Bay	Millsboro, DE	—	3.6	41.3	—		2.1	3.6	43.4	47.0	(8.1)	2019	(A)
Sun Retreats Rock River	Hillsdale, IL	—	1.8	6.0	—		4.1	1.8	10.1	11.9	(2.7)	2017	(A)
Sun Retreats San Antonio West	San Antonio, TX	—	0.8	6.2	—		1.7	0.8	7.9	8.7	(3.3)	2012	(A)
Sun Retreats Sea Isle	Clermont, NJ	28.1	1.5	29.9	—		4.3	1.5	34.2	35.7	(12.5)	2014	(A)
Sun Retreats Seashore	Cape May, NJ	12.9	1.0	23.2	—		4.0	1.0	27.2	28.2	(10.4)	2014	(A)
Sun Retreats Shenandoah Valley	Stuarts Draft, VA	—	—	—	1.9		20.5	1.9	20.5	22.4	(3.3)	2020	(A)
Sun Retreats Sherkston Shores	Sherkston, ON	—	22.8	97.2	(2.3)	(1)	34.3	20.5	131.5	152.0	(33.9)	2016	(A)
Sun Retreats Silver Lake	Mears, MI	—	0.6	7.0	—		1.5	0.6	8.5	9.1	(2.2)	2018	(C)
Sun Retreats Texas Hill Country	New Braunfels, TX	—	3.8	27.2	—		3.1	3.8	30.3	34.1	(9.6)	2016	(A&C)
Sun Retreats Westward Shores(8)	West Ossipee, NH	—	1.9	15.3	—		15.3	1.9	30.6	32.5	(6.7)	2018	(A)
Sun Retreats Wild Acres	Old Orchard Beach, ME	—	1.6	26.8	—		9.1	1.6	35.9	37.5	(15.7)	2013	(A)
Sun Valley	Apache Junction, AZ	10.9	2.8	18.4	—		1.7	2.8	20.1	22.9	(6.9)	2014	(A)
Sun Villa Estates	Reno, NV	17.2	2.4	11.8	(1.1)	(3)	3.4	1.3	15.2	16.5	(11.3)	1998	(A)
Suncoast Gateway	Port Richey, FL	—	0.6	0.3	—		1.2	0.6	1.5	2.1	(0.6)	2016	(A)
Sunlake Estates	Grand Island, FL	21.1	6.3	24.1	0.6		3.7	6.9	27.8	34.7	(8.7)	2015	(A)
Sunrise Estates	Banning, CA	—	5.5	17.2	—		0.8	5.5	18.0	23.5	(1.6)	2022	(A)
Sunset Beach RV Resort	Cape Charles, VA	—	3.8	24.0	—		(2.6)	3.8	21.4	25.2	(5.9)	2016	(A)
Sunset Harbor at Cow Key Marina	Key West, FL	—	8.6	7.6	—		1.8	8.6	9.4	18.0	(2.6)	2016	(A)
Sunset Ridge	Portland, MI	—	2.0	—	—		45.6	2.0	45.6	47.6	(18.2)	1998	(C)
Sunset Ridge TX	Kyle, TX	—	2.2	2.8	—		45.4	2.2	48.2	50.4	(9.3)	2000	(A&C)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2024
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2024
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Swan Meadow Village	Dillon, CO	—	2.1	19.7	—	0.7	2.1	20.4	22.5	(6.9)	2014	(A)
Sweetwater	Zephyrhills, FL	9.6	1.3	9.1	—	3.0	1.3	12.1	13.4	(3.5)	2016	(A)
Sycamore Village	Mason, MI	—	0.4	13.3	—	5.4	0.4	18.7	19.1	(8.6)	2011	(A)
Sylvan Crossing	Chelsea, MI	—	2.2	22.4	—	4.5	2.2	26.9	29.1	(2.9)	2021	(A)
Sylvan Glen Estates	Brighton, MI	—	2.7	22.7	—	5.4	2.7	28.1	30.8	(3.3)	2021	(A)
Tallowwood Isle	Coconut Creek, FL	—	13.8	20.8	0.2	3.3	14.0	24.1	38.1	(6.5)	2016	(A)
Tamarac Village	Ludington, MI	17.3	0.4	12.0	—	3.7	0.4	15.7	16.1	(6.4)	2011	(A)
Tampa East	Dover, FL	—	0.7	6.3	—	11.3	0.7	17.6	18.3	(8.0)	2005	(A)
Tanglewood Village	Brownstown, MI	—	0.5	21.6	1.0	1.4	1.5	23.0	24.5	(2.8)	2021	(A)
The Colony(2)	Oxnard, CA	—	—	6.4	—	1.1	—	7.5	7.5	(2.2)	2016	(A)
The Foothills(5)	Fort Collins, CO	—	3.8	—	1.1	2.8	4.9	2.8	7.7	—	2021	(C)
The Grove at Alta Ridge	Thornton, CO	—	5.4	37.1	—	0.8	5.4	37.9	43.3	(13.3)	2014	(A)
The Hamptons Golf & Country Club	Auburndale, FL	62.4	15.9	67.6	—	6.2	15.9	73.8	89.7	(23.3)	2015	(A)
The Hideaway	Key West, FL	—	2.7	1.0	—	1.3	2.7	2.3	5.0	(0.7)	2016	(A)
The Hills	Apopka, FL	—	1.8	3.9	—	1.7	1.8	5.6	7.4	(1.6)	2016	(A)
The Landings at Lake Henry	Haines City, FL	10.5	3.1	31.0	—	3.7	3.1	34.7	37.8	(10.9)	2015	(A)
The Ridge	Davenport, FL	33.8	8.4	35.5	—	2.7	8.4	38.2	46.6	(12.4)	2015	(A)
The Valley	Apopka, FL	—	2.5	5.7	—	1.8	2.5	7.5	10.0	(2.2)	2016	(A)
The Villas at Calla Pointe	Cheektowaga, NY	—	0.4	11.0	—	0.2	0.4	11.2	11.6	(4.0)	2014	(A)
The Willows	Goshen, IN	—	0.7	15.8	—	2.9	0.7	18.7	19.4	(2.2)	2021	(A)
Themeworld RV Resort(8)	Davenport, FL	—	2.9	24.1	—	5.2	2.9	29.3	32.2	(3.6)	2021	(A)
Three Gardens	Southington, CT	—	2.0	6.7	—	0.6	2.0	7.3	9.3	(1.3)	2019	(A)
Three Lakes	Hudson, FL	—	5.1	3.4	—	2.9	5.1	6.3	11.4	(2.5)	2012	(A)
Timber Ridge	Ft. Collins, CO	34.1	1.0	9.2	—	4.4	1.0	13.6	14.6	(10.4)	1996	(A)
Timberline Estates	Coopersville, MI	23.4	0.5	4.9	—	4.6	0.5	9.5	10.0	(6.2)	1994	(A)
Town & Country	Traverse City, MI	—	0.4	3.7	—	2.7	0.4	6.4	6.8	(4.3)	1996	(A)
Town & Country Village	Lisbon, ME	—	0.2	4.5	—	1.3	0.2	5.8	6.0	(1.9)	2014	(A)
Tranquility MHC	Bushnell, FL	—	1.3	—	—	1.1	1.3	1.1	2.4	(0.1)	2021	(C)
Traveler's World	San Antonio, TX	—	0.8	8.0	—	2.0	0.8	10.0	10.8	(2.9)	2016	(A)
Treetops	Arlington, TX	—	0.7	9.8	—	2.7	0.7	12.5	13.2	(3.5)	2016	(A)
Troy Villa	Troy, MI	—	5.6	16.5	—	5.8	5.6	22.3	27.9	(3.6)	2020	(A)
Vallecito	Newbury Park, CA	27.1	25.8	9.8	—	1.3	25.8	11.1	36.9	(3.2)	2016	(A)
Victor Villa	Victorville, CA	16.4	2.5	20.4	—	1.4	2.5	21.8	24.3	(6.2)	2016	(A)
Vines	Paso Robles, CA	—	0.9	7.1	—	1.6	0.9	8.7	9.6	(3.6)	2013	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2024
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2024
Property Name	Location	Encumbrances(4)	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Vista Del Lago	Scotts Valley, CA	23.4	17.8	9.5	—	1.8	17.8	11.3	29.1	(3.2)	2016	(A)
Vista Del Lago MH & RV Resort	Bradenton, FL	7.9	3.6	5.3	—	2.3	3.6	7.6	11.2	(2.1)	2016	(A)
Vizcaya Lakes	Port Charlotte, FL	—	0.7	4.2	1.2	1.6	1.9	5.8	7.7	(1.6)	2015	(A)
Walden Woods I(6)	Homosassa, FL	8.4	1.6	26.4	(0.9)	(11.6)	0.7	14.8	15.5	(4.7)	2015	(A)
Walden Woods II(6)	Homosassa, FL	—	—	—	0.8	13.9	0.8	13.9	14.7	(4.5)	2015	(A)
Warren Dunes Village	Bridgman, MI	—	0.3	3.4	0.8	11.3	1.1	14.7	15.8	(5.3)	2011	(A&C)
Water Oak Country Club Estates	Lady Lake, FL	71.0	2.8	16.7	3.1	82.4	5.9	99.1	105.0	(33.5)	1993	(A&C)
Waters Edge	Zephyrhills, FL	6.4	1.2	5.5	—	3.0	1.2	8.5	9.7	(2.5)	2016	(A)
Waverly Shores Village	Holland, MI	16.6	0.3	7.3	0.5	5.7	0.8	13.0	13.8	(4.8)	2011	(A&C)
West Village Estates	Romulus, MI	—	0.9	19.8	—	6.0	0.9	25.8	26.7	(10.2)	2012	(A)
Westbrook Senior Village	Toledo, OH	5.1	0.4	3.3	—	0.8	0.4	4.1	4.5	(3.0)	2001	(A)
Westbrook Village	Toledo, OH	26.7	1.1	10.5	—	7.8	1.1	18.3	19.4	(12.4)	1999	(A)
Westside Ridge	Auburndale, FL	7.8	0.8	10.7	—	1.2	0.8	11.9	12.7	(3.8)	2015	(A)
White Lake	White Lake, MI	26.3	0.7	6.2	—	13.3	0.7	19.5	20.2	(11.9)	1997	(A&C)
Willow Crossing	Fort Lupton, CO	—	5.1	—	—	63.9	5.1	63.9	69.0	(2.4)	2021	(C)
Willowbrook Place	Toledo, OH	20.0	0.8	7.1	—	9.7	0.8	16.8	17.6	(9.9)	1997	(A)
Windham Hills	Jackson, MI	—	2.7	2.4	—	21.1	2.7	23.5	26.2	(13.4)	1998	(A&C)
Windmill Village	Davenport, FL	41.6	7.6	36.3	—	1.6	7.6	37.9	45.5	(12.2)	2015	(A)
Windsor Woods Village	Wayland, MI	—	0.3	5.8	—	3.1	0.3	8.9	9.2	(4.1)	2011	(A)
Woodhaven Place	Woodhaven, MI	16.8	0.5	4.5	—	9.9	0.5	14.4	14.9	(8.2)	1998	(A)
Woodlake Trails	San Antonio, TX	—	1.1	0.3	—	22.6	1.1	22.9	24.0	(9.6)	2000	(A&C)
Woodland Park Estates	Eugene, OR	—	1.6	14.4	—	1.5	1.6	15.9	17.5	(13.2)	1998	(A)
Woodlands at Church Lake	Groveland, FL	—	2.5	9.1	—	8.0	2.5	17.1	19.6	(4.7)	2015	(A)
Woodside Terrace	Holland, OH	30.8	1.1	9.6	—	17.8	1.1	27.4	28.5	(16.7)	1997	(A)
Wymberly	Martinez, GA	—	3.1	14.5	—	11.2	3.1	25.7	28.8	(3.8)	2019	(A)
Yankee Village	Old Saybrook, CT	—	1.6	0.4	—	—	1.6	0.4	2.0	(0.1)	2019	(A)
		$3,227.3	$1,654.0	$5,920.4	$80.8	$3,935.0	$1,734.8	$9,855.4	$11,590.2	$(3,112.9)
Corporate Headquarters and Other Fixed Assets	Southfield, MI	—	0.5	0.5	1.1	196.9	1.6	197.4	199.0	(55.8)
		$3,227.3	$1,654.5	$5,920.9	$81.9	$4,131.9	$1,736.4	$10,052.8	$11,789.2	$(3,168.7)
(1)Gross amount carried at December 31, 2024, at our Canadian properties, reflects the impact of foreign currency translation.
(2)All or part of this property is subject to a ground lease.
(3)Gross amount carried at December 31, 2024 has decreased at this property due to a partial disposition of land or depreciable assets, as applicable.
(4)Balance outstanding represents total amount due at maturity and excludes any premiums or discounts and deferred financing costs.
(5)This property was not included in our community count as of December 31, 2024 as it was not fully developed.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2024
(amounts in millions)
(6)This property is one physical property but was split into two separate properties for encumbrance reporting purposes.
(7)This property was split into two separate properties in 2021.
(8)This property had a name change during the year ended December 31, 2024.
(9)This property was impaired as a result of Hurricane Ian in October 2022.

The following tables set forth real estate and accumulated depreciation relating to our UK properties.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2024
Property Name	Location	Encumbrances	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Alberta	Whitstable, Kent, England	$—	$23.2	$2.3	$0.9		$0.9	$24.1	$3.2	$27.3	$(0.3)	2022	(A)
Amble Links	Amble, Northumberland, England	—	58.6	4.5	—		1.1	58.6	5.6	64.2	(0.7)	2022	(A)
Ashbourne Heights	Ashbourne, Derbyshire, England	—	6.9	2.4	—		1.4	6.9	3.8	10.7	(0.3)	2022	(A)
Beauport	Hastings, Sussex, England	—	71.8	5.1	—		1.0	71.8	6.1	77.9	(0.6)	2022	(A)
Birchington Vale(3)	Birchington, Kent, England	—	3.5	12.0	—		0.4	3.5	12.4	15.9	(1.3)	2022	(A)
Bodmin Holiday Park (formerly Cornwall)	Bodmin, Cornwall, England	—	6.8	6.6	—		4.1	6.8	10.7	17.5	(0.9)	2022	(A)
Bowland Fell	Skipton, Yorkshire, England	—	9.1	4.5	—		8.1	9.1	12.6	21.7	(1.2)	2022	(A)
Broadland Sands	Lowestoft, Suffolk, England	—	35.7	14.4	1.8		4.3	37.5	18.7	56.2	(1.7)	2022	(A)
Brynteg	Llanryg, Caernafon, Wales	—	24.6	6.7	—		2.4	24.6	9.1	33.7	(1.1)	2022	(A)
Burghead / Lossiemouth / Silver Sands	Burghead, Moray, Scotland	—	33.8	7.8	—		10.3	33.8	18.1	51.9	(1.8)	2022	(A)
Carlton Meres	Saxmundham, Suffolk, England	—	33.4	10.1	—		6.0	33.4	16.1	49.5	(1.5)	2022	(A)
Chantry	West Witton, Yorkshire, England	—	10.6	1.3	—		0.2	10.6	1.5	12.1	(0.2)	2022	(A)
Chichester Lakeside	Chichester, Sussex, England	—	70.1	9.1	—		6.6	70.1	15.7	85.8	(1.4)	2022	(A)
Coghurst Hall	Hastings, Sussex, England	—	46.7	6.9	—		0.7	46.7	7.6	54.3	(0.9)	2022	(A)
Dawlish Sands	Dawlish, Devon, England	—	10.1	3.8	—		—	10.1	3.8	13.9	(0.5)	2022	(A)
Dovercourt	Harwich, Essex, England	—	37.4	9.9	—		2.8	37.4	12.7	50.1	(1.2)	2022	(A)
Felixstowe Beach	Felixstowe, Suffolk, England	—	15.7	6.2	—		1.4	15.7	7.6	23.3	(0.7)	2022	(A)
Glendale	Wigton, Cumbria, England	—	17.7	11.8	0.1		4.0	17.8	15.8	33.6	(0.8)	2022	(A)
Golden Sands	Dawlish, Devon, England	—	33.9	8.1	—		5.4	33.9	13.5	47.4	(1.9)	2022	(A)
Harts	Isle of Sheppey, Kent, England	—	28.5	8.7	—		2.2	28.5	10.9	39.4	(1.0)	2022	(A)
Hedley Wood	Holsworthy, Devon, England	—	2.4	2.4	—		12.3	2.4	14.7	17.1	(1.1)	2022	(A)
Henfold(2)(4)	Dorking, Surrey, England	—	108.1	—	(12.4)	(4)	0.1	95.7	0.1	95.8	—	2023	(A)
Hengar Manor	Bodmin, Cornwall, England	—	7.9	5.4	—		5.0	7.9	10.4	18.3	(1.0)	2022	(A)
Malvern View	Stanford Bishop, Worcester, England	—	17.2	8.9	—		3.2	17.2	12.1	29.3	(1.2)	2022	(A)
Marlie	Romney, Kent, England	—	40.4	8.1	—		2.0	40.4	10.1	50.5	(1.0)	2022	(A)
New Beach	Dymchurch, Kent, England	—	51.8	9.5	—		4.2	51.8	13.7	65.5	(1.5)	2022	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2024
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2024
Property Name	Location	Encumbrances	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Newhaven	Buxton, Derbyshire, England	—	—	7.2	1.7		(0.6)	1.7	6.6	8.3	(0.4)	2022	(A)
Oaklands	Clacton on Sea, Essex, England	—	20.1	1.9	—		1.2	20.1	3.1	23.2	(0.2)	2022	(A)
Old Kerrow(2)(4)	Llfracombe, Devon, England	—	—	28.0	34.4	(4)	(27.9)	34.4	0.1	34.5		2023	(A)
Oyster Bay	Truro, Cornwall, England	—	18.4	2.4	—		1.8	18.4	4.2	22.6	(0.4)	2022	(A)
Pakefield(3)	Pakefield, Suffolk, England	—	12.2	3.5	—		9.9	12.2	13.4	25.6	(0.6)	2022	(A)
Par Sands(3)	Par, Cornwall, England	—	—	5.5	—		0.9		6.4	6.4	(0.6)	2022	(A)
Pentire	Bude, Cornwall, England	—	16.9	3.5	—		1.8	16.9	5.3	22.2	(0.7)	2022	(A)
Pevensey Bay	Pevensey Bay, Sussex, England	—	43.5	6.0	—		5.4	43.5	11.4	54.9	(1.4)	2022	(A)
Plas Coch	Llanedwen, Anglesey, Wales	—	30.4	10.2	—		1.7	30.4	11.9	42.3	(1.4)	2022	(A)
Polperro	Looe, Cornwall, England	—	3.4	4.4	—		2.2	3.4	6.6	10.0	(0.7)	2022	(A)
Ribble Valley	Clitheroe, Lancashire, England	—	25.1	2.0	—		1.1	25.1	3.1	28.2	(0.3)	2022	(A)
Rye Harbour	Rye, Sussex, England	—	32.2	2.1	—		7.3	32.2	9.4	41.6	(0.5)	2022	(A)
Sand le Mere	Hull, Yorkshire, England	—	24.8	11.4	—		5.1	24.8	16.5	41.3	(2.1)	2022	(A)
Sandhills	Christchurch, Dorset, England	—	35.7	2.1	—		0.7	35.7	2.8	38.5	(0.3)	2022	(A)
Sandy Bay	Canvey Island, Essex, England	—	235.7	12.3	(4.0)	(1)	13.0	231.7	25.3	257.0	(2.7)	2022	(A)
Seaview	Whitstable, Kent, England	—	53.3	4.3	—		1.9	53.3	6.2	59.5	(0.6)	2022	(A)
Seawick	Clacton on Sea, Essex, England	—	29.3	9.5	—		1.2	29.3	10.7	40.0	(1.0)	2022	(A)
Solent Breezes	Fareham, Hampshire, England	—	29.9	3.0	—		1.3	29.9	4.3	34.2	(0.3)	2022	(A)
St. Osyth Beach / Martello Beach	Clacton on Sea, Essex, England	—	52.1	13.9	—		16.2	52.1	30.1	82.2	(2.9)	2022	(A)
Steeple Bay	Sothminster, Essex, England	—	23.3	5.8	—		1.2	23.3	7.0	30.3	(0.6)	2022	(A)
Stowford(4)	Llfracombe, Devon, England	—	—	145.4	141.6	(4)	(114.3)	141.6	31.1	172.7	(1.4)	2023	(A)
Suffolk Sands(3)	Felixstowe, Suffolk, England	—	—	0.6	1.9		2.2	1.9	2.8	4.7	(0.3)	2022	(A)
Tarka	Barnstaple, Devon, England	—	8.1	2.2	—		(0.3)	8.1	1.9	10.0	(0.3)	2022	(A)
Trevella(3)	Newquay, Cornwall, England	—	—	9.0	—		2.1	0.0	11.1	11.1	(0.8)	2022	(A)
Waterside(3)	Paignton, Devon, England	—	—	5.7	—		8.0	0.0	13.7	13.7	(0.6)	2022	(A)
West Mersea	West Mersea, Essex, England	—	19.6	2.7	—		0.5	19.6	3.2	22.8	(0.4)	2022	(A)
Winchelsea Sands	Winchelsea, Sussex, England	—	15.8	3.2	—		3.9	15.8	7.1	22.9	(0.5)	2022	(A)
Wood Farm	Charmouth, Dorset, England	—	11.7	3.8	—		2.6	11.7	6.4	18.1	(0.6)	2022	(A)
Yorkshire Dales	Leyburn, Yorkshire, England	—	9.8	1.0	—		1.8	9.8	2.8	12.6	(0.2)	2022	(A)
		$—	$1,557.2	$489.1	$166.0		$42.0	$1,723.2	$531.1	$2,254.3	$(48.6)
UK Headquarters and Other(3)	Sussex, England	—	0.5	12.4	1.4		35.7	1.9	48.1	50.0	(11.1)
		$—	$1,557.7	$501.5	$167.4		$77.7	$1,725.1	$579.2	$2,304.3	$(59.7)
(1) Gross amount carried at December 31, 2024 reflects the impact of foreign currency translation.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2024
(amounts in millions)
(2) This property was not included in our community count as of December 31, 2024 as it was not fully developed.
(3) All or part of this property is subject to a ground lease.
(4) These properties were reacquired in exchange for settlement of a related note receivable. Refer to Note 4, "Notes and Other Receivables," for additional information. Unallocated acquisition costs as of December 31, 2023 were reclassified between Land and Depreciable Assets as of December 31, 2024.

The following tables set forth real estate and accumulated depreciation relating to our marinas.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2024
Property Name	Location	Encumbrances	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Allen Harbor(1)	North Kingstown, RI	$—	$—	$4.0	$—	$4.0	$—	$8.0	$8.0	$(1.2)	2021	(A)
Anacapa Isle(1)	Oxnard, CA	—	—	10.9	—	10.4	—	21.3	21.3	(2.3)	2020	(A)
Angler House	Islamorada, FL	—	3.5	2.5	—	0.7	3.5	3.2	6.7	(0.8)	2021	(A)
Annapolis	Annapolis, MD	—	12.5	12.4	—	4.6	12.5	17.0	29.5	(2.7)	2020	(A)
Aqua Yacht	Iuka, MS	—	1.2	15.8	—	2.2	1.2	18.0	19.2	(5.4)	2020	(A)
Aqualand(1)	Flowery Branch, GA	—	—	35.9	—	19.8	—	55.7	55.7	(12.4)	2020	(A)
Bahia Bleu	Thunderbolt, GA	—	2.4	8.1	—	1.5	2.4	9.6	12.0	(2.1)	2020	(A)
Ballena Isle	Alameda, CA	—	0.7	21.3	—	3.3	0.7	24.6	25.3	(4.9)	2020	(A)
Bayfront(1)	Chula Vista, CA	—	—	11.3	—	0.7	—	12.0	12.0	(2.2)	2022	(A)
Beaufort(1)	Beaufort, SC	—	—	1.8	—	0.2	—	2.0	2.0	(0.7)	2020	(A)
Beaver Creek(1)	Monticello, KY	—	—	10.8	—	1.9	—	12.7	12.7	(2.3)	2020	(A)
Belle Maer	Harrison Township, MI	—	4.1	14.6	—	1.2	4.1	15.8	19.9	(4.5)	2020	(A)
Bluewater	Hampton, VA	—	14.1	8.3	—	3.0	14.1	11.3	25.4	(1.9)	2022	(A)
Bohemia Vista	Chesapeake Bay, MD	—	1.3	1.3	—	1.9	1.3	3.2	4.5	(1.1)	2020	(A)
Brady Mountain(1)	Royal, AR	—	—	22.3	—	6.0	—	28.3	28.3	(8.8)	2020	(A)
Bristol	Charleston, SC	—	1.3	7.5	—	0.8	1.3	8.3	9.6	(1.5)	2020	(A)
Bruce & Johnsons	Branford, CT	—	9.3	25.4	—	2.6	9.3	28.0	37.3	(5.4)	2020	(A)
Burnside(1)	Somerset, KY	—	—	11.8	—	1.2	—	13.0	13.0	(3.1)	2020	(A)
Burnt Store(3)	Punta Gorda, FL	—	17.6	16.5	0.1	19.4	17.7	35.9	53.6	(5.3)	2020	(A)
Cabrillo Isle(1)	San Diego, CA	—	—	37.7	—	2.3	—	40.0	40.0	(4.6)	2021	(A)
Calusa Island(3)	Goodland, FL	—	18.5	6.9	—	5.8	18.5	12.7	31.2	(3.0)	2020	(A)
Cape Harbour(3)	Cape Coral, FL	—	5.5	6.0	0.4	14.4	5.9	20.4	26.3	(2.1)	2020	(A)
Capri	Port Washington, NY	—	7.7	16.0	—	2.2	7.7	18.2	25.9	(3.2)	2020	(A)
Carroll Island	Baltimore, MD	—	1.2	1.6	—	3.1	1.2	4.7	5.9	(2.1)	2020	(A)
Charleston City(1)(7)	Charleston, SC	—	—	40.5	—	46.7	—	87.2	87.2	(9.0)	2020	(A)
City Boatyard	Charleston, SC	—	3.4	7.9	—	3.2	3.4	11.1	14.5	(3.0)	2020	(A)
Cove Haven	Barrington, RI	—	10.0	9.8	—	7.9	10.0	17.7	27.7	(3.1)	2020	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2024
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2024
Property Name	Location	Encumbrances	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Cowesett(6)	Warwick, RI	—	22.8	23.0	—	7.0	22.8	30.0	52.8	(5.6)	2020	(A)
Crystal Point	Point Pleasant, NJ	—	1.3	2.3	—	2.8	1.3	5.1	6.4	(0.8)	2020	(A)
Dauntless(4)	Essex, CT	—	4.2	18.7	—	3.4	4.2	22.1	26.3	(4.0)	2020	(A)
Dauntless Shipyard(4)	Essex, CT	—	—	—	—	—	—	—	—	—	2020	(A)
Deep River	Deep River, CT	—	4.7	5.0	—	1.5	4.7	6.5	11.2	(1.7)	2020	(A)
Detroit River	Detroit, MI	—	1.5	7.4	—	4.1	1.5	11.5	13.0	(2.2)	2021	(A)
Eagle Cove(1)	Byrdstown, TN	—	—	4.6	—	0.8	—	5.4	5.4	(2.5)	2020	(A)
Edgartown	Edgartown, MA	—	7.6	5.1	—	0.8	7.6	5.9	13.5	(1.8)	2021	(A)
Emerald Coast	Niceville, FL	—	2.6	5.8	—	2.6	2.6	8.4	11.0	(2.0)	2021	(A)
Emerald Point(1)	Austin, TX	—	—	18.1	—	7.0	—	25.1	25.1	(8.2)	2020	(A)
Emeryville(1)	Emeryville, CA	—	—	17.2	—	2.0	—	19.2	19.2	(3.2)	2020	(A)
Essex Island(4)	Essex, CT	—	—	—	—	—	—	—	—	—	2020	(A)
Ferry Point	Old Saybrook, CT	—	1.6	7.4	—	3.0	1.6	10.4	12.0	(2.2)	2020	(A)
Fiddler's Cove	North Falmouth, MA	—	13.7	11.9	—	2.1	13.7	14.0	27.7	(2.4)	2020	(A)
Gaines	Rouses Point, NY	—	0.4	2.7	—	1.0	0.4	3.7	4.1	(1.7)	2020	(A)
Glen Cove	Glen Cove, NY	—	8.2	16.9	—	3.8	8.2	20.7	28.9	(4.1)	2020	(A)
Grand Isle	Grand Haven, MI	—	6.0	5.2	—	7.1	6.0	12.3	18.3	(3.6)	2020	(A)
Great Island	Harpswell, ME	—	9.8	13.0	0.9	13.9	10.7	26.9	37.6	(4.1)	2020	(A)
Great Lakes	Muskegon, MI	—	6.1	5.7	—	6.4	6.1	12.1	18.2	(3.6)	2020	(A)
Great Oak Landing	Chestertown, MD	—	1.1	3.9	—	8.2	1.1	12.1	13.2	(2.5)	2020	(A)
Green Harbor	Marshfield, MA	—	8.3	5.6	—	5.6	8.3	11.2	19.5	(1.8)	2020	(A)
Greenport(5)	Greenport, NY	—	31.1	10.2	—	4.0	31.1	14.2	45.3	(4.0)	2020	(A)
Greenwich Bay	Warwick, RI	—	5.3	4.5	0.2	7.0	5.5	11.5	17.0	(3.7)	2020	(A)
Grider Hill(1)	Albany, KY	—	—	11.0	—	3.8	—	14.8	14.8	(6.9)	2020	(A)
Hacks Point	Chesapeake Bay, MD	—	0.3	1.0	—	2.2	0.3	3.2	3.5	(0.7)	2020	(A)
Harbor House	Stamford, CT	—	—	3.3	—	—	—	3.3	3.3	(1.1)	2020	(A)
Harborage Yacht Club	Stuart, FL	—	4.1	13.4	—	2.4	4.1	15.8	19.9	(2.5)	2021	(A)
Harbors View(1)	Afton, OK	—	0.3	1.2	—	0.9	0.3	2.1	2.4	(0.8)	2020	(A)
Harbortown	Fort Pierce, FL	—	23.2	12.9	—	11.0	23.2	23.9	47.1	(3.6)	2020	(A)
Haverstraw(1)	West Haverstraw, NY	—	—	17.1	0.1	2.0	0.1	19.1	19.2	(4.4)	2020	(A)
Hawthorne Cove	Salem, MA	—	1.8	11.6	—	6.1	1.8	17.7	19.5	(3.8)	2020	(A)
Hideaway Bay(1)	Flowery Branch, GA	—	—	26.1	—	3.1	—	29.2	29.2	(5.7)	2020	(A)
Holly Creek(1)	Celina, TN	—	0.1	7.0	—	4.1	0.1	11.1	11.2	(2.5)	2020	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2024
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2024
Property Name	Location	Encumbrances	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Islamorada	Islamorada, FL	—	3.7	8.4	—	3.5	3.7	11.9	15.6	(2.1)	2021	(A)
Island Park	Portsmouth, RI	—	7.5	3.6	—	1.8	7.5	5.4	12.9	(1.0)	2020	(A)
Jamestown(1)	Jamestown, KY	—	—	32.0	—	5.4	—	37.4	37.4	(7.4)	2020	(A)
Jamestown Boatyard	Jamestown, RI	—	3.9	3.4	—	2.3	3.9	5.7	9.6	(1.1)	2020	(A)
Jarrett Bay Boatworks	Beaufort, NC	—	10.0	11.3	0.2	2.8	10.2	14.1	24.3	(3.9)	2022	(A)
Jefferson Beach	St. Clair Shores, MI	—	19.2	18.1	—	4.4	19.2	22.5	41.7	(5.9)	2020	(A)
Kings Point	Cornelius, NC	—	10.7	14.1	—	4.2	10.7	18.3	29.0	(3.3)	2020	(A)
Kittery Point	Kittery, ME	—	4.0	4.0	—	1.9	4.0	5.9	9.9	(0.9)	2022	(A)
Lakefront	Port Clinton, OH	—	0.5	1.8	—	5.5	0.5	7.3	7.8	(2.0)	2020	(A)
Lauderdale Marine Center	Fort Lauderdale, FL	—	179.7	158.7	—	25.7	179.7	184.4	364.1	(26.0)	2021	(A)
Loch Lomond	San Rafael, CA	—	5.2	7.4	—	10.7	5.2	18.1	23.3	(3.7)	2020	(A)
Manasquan River	Brick Township, NJ	—	2.0	1.7	—	2.6	2.0	4.3	6.3	(1.1)	2020	(A)
Marathon	Marathon, FL	—	6.2	13.1	—	3.4	6.2	16.5	22.7	(2.8)	2021	(A)
Marina Bay	Quincy, MA	—	10.6	19.6	—	6.8	10.6	26.4	37.0	(3.9)	2020	(A)
Marina Bay Yacht Harbor	Richmond, CA	—	0.8	15.4	—	1.6	0.8	17.0	17.8	(2.2)	2022	(C)
Marina Village Yacht Harbor	Alameda, CA	—	30.6	20.6	—	0.2	30.6	20.8	51.4	(0.4)	2024	(A)
Montauk Yacht Club	Montauk, NY	—	65.8	97.9	—	25.1	65.8	123.0	188.8	(10.2)	2022	(A)
Mystic	Mystic, CT	—	1.3	13.5	0.9	3.1	2.2	16.6	18.8	(3.2)	2020	(A)
Narrows Point	Grasonville, MD	—	9.1	11.5	—	8.2	9.1	19.7	28.8	(5.8)	2020	(A)
New England Boatworks	Portsmouth, RI	—	21.9	17.4	—	12.9	21.9	30.3	52.2	(8.1)	2020	(A)
New Port Cove	Riviera Beach, FL	—	19.0	2.5	—	1.6	19.0	4.1	23.1	(1.6)	2020	(A)
Newport Shipyard	Newport, RI	—	17.7	52.2	—	8.8	17.7	61.0	78.7	(10.8)	2020	(A)
North Palm Beach	North Palm Beach, FL	—	16.6	11.6	—	6.3	16.6	17.9	34.5	(3.0)	2020	(A)
Oak Leaf(2)	Old Saybrook, CT	—	2.2	2.6	—	—	2.2	2.6	4.8	—	2024	(A)
Old Port Cove	North Palm Beach, FL	—	27.8	26.8	—	2.7	27.8	29.5	57.3	(5.2)	2020	(A)
Onset Bay	Buzzards Bay, MA	—	5.9	5.1	—	5.7	5.9	10.8	16.7	(1.9)	2020	(A)
Outer Banks	Wanchese, NC	—	—	9.2	—	4.5	—	13.7	13.7	(2.1)	2022	(A)
Oxford	Oxford, MD	—	0.9	4.9	—	2.0	0.9	6.9	7.8	(1.7)	2020	(A)
Peninsula Yacht Club	Cornelius, NC	—	9.5	19.0	—	6.1	9.5	25.1	34.6	(3.8)	2020	(A)
Pier 121(1)	Lewisville, TX	—	—	66.2	—	44.2	—	110.4	110.4	(17.1)	2020	(A)
Pier 77	Bradenton, FL	—	1.1	4.1	—	1.2	1.1	5.3	6.4	(1.2)	2020	(A)
Pilots Point	Westbrook, CT	—	12.7	43.8	—	5.6	12.7	49.4	62.1	(8.6)	2020	(A)
Pineland(3)	Bokeelia, FL	—	10.8	6.4	—	4.9	10.8	11.3	22.1	(2.4)	2020	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2024
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2024
Property Name	Location	Encumbrances	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Plymouth	Plymouth, MA	—	7.0	14.4	—	5.0	7.0	19.4	26.4	(3.0)	2020	(A)
Podickory Point	Annapolis, MD	—	1.8	1.5	—	2.3	1.8	3.8	5.6	(0.9)	2021	(A)
Port Phoenix(1)	North Fort Myers, FL	—	—	—	—	2.2	—	2.2	2.2	(0.3)	2022	(A)
Port Milford	Milford, CT	—	3.0	1.2	—	0.3	3.0	1.5	4.5	(0.1)	2024	(A)
Port Royal	Port Royal, SC	—	16.0	4.9	(0.7)	5.1	15.3	10.0	25.3	(2.3)	2021	(A)
Port Royal Landing	Port Royal, SC	—	1.5	1.7	—	1.5	1.5	3.2	4.7	(1.0)	2020	(A)
Post Road	Mamaroneck, NY	—	4.2	2.5	(0.6)	2.1	3.6	4.6	8.2	(1.1)	2020	(A)
Puerto del Rey	Fajardo, Puerto Rico	—	15.9	77.4	—	14.6	15.9	92.0	107.9	(11.4)	2021	(A)
Regatta Pointe(1)	Palmetto, FL	—	—	21.7	—	7.9	—	29.6	29.6	(3.5)	2020	(A)
Reserve Harbor	Pawleys Island, SC	—	2.9	4.7	—	1.2	2.9	5.9	8.8	(1.6)	2020	(A)
Riviera Beach	Riviera Beach, FL	—	46.2	23.3	3.5	21.8	49.7	45.1	94.8	(7.3)	2020	(A)
Rockland	Rockland, ME	—	5.3	10.1	0.1	6.6	5.4	16.7	22.1	(3.3)	2020	(A)
Sakonnet	Portsmouth, RI	—	5.2	8.5	(0.1)	3.9	5.1	12.4	17.5	(2.1)	2020	(A)
San Juan(1)	San Juan, Puerto Rico	—	—	—	—	2.5	—	2.5	2.5	—	2024	(A)
Sandusky(1)	Sandusky, OH	—	0.2	2.9	—	4.0	0.2	6.9	7.1	(2.0)	2020	(A)
Savannah Yacht Center	Savannah, GA	—	21.6	80.3	—	2.9	21.6	83.2	104.8	(10.1)	2023	(A)
Shelburne Shipyard	Shelburne, VT	—	2.3	1.7	—	4.4	2.3	6.1	8.4	(1.7)	2020	(A)
Shelter Island(1)	San Diego, CA	—	—	9.6	—	1.5	—	11.1	11.1	(2.3)	2021	(A)
Siesta Key	Sarasota, FL	—	3.4	6.2	—	4.4	3.4	10.6	14.0	(3.6)	2020	(A)
Silver Spring	Wakefield, RI	—	3.1	2.8	—	1.8	3.1	4.6	7.7	(1.1)	2020	(A)
Skippers Landing	Troutman, NC	—	5.0	2.8	—	2.4	5.0	5.2	10.2	(1.7)	2020	(A)
Skull Creek	Hilton Head, SC	—	1.1	5.6	—	3.2	1.1	8.8	9.9	(1.6)	2020	(A)
South Bay(1)	Chula Vista, CA	—	—	11.9	—	0.9	—	12.8	12.8	(2.4)	2021	(A)
South Fork	Fort Lauderdale, FL	—	8.0	5.3	—	17.6	8.0	22.9	30.9	(2.5)	2020	(C)
South Harbour Village	Southport, NC	—	0.7	3.8	—	4.0	0.7	7.8	8.5	(1.3)	2020	(A)
Sportsman	Orange Beach, AL	—	22.1	18.9	3.5	21.3	25.6	40.2	65.8	(7.1)	2020	(A)
Stingray Point	Deltaville, VA	—	1.7	1.3	—	0.6	1.7	1.9	3.6	(0.6)	2021	(A)
Stirling(5)	Greenport, NY	—	—	—	—	—	—	—	—	—	2020	(A)
Stratford	Stratford, CT	—	2.3	17.9	—	2.6	2.3	20.5	22.8	(3.6)	2020	(A)
Sunroad(1)	San Diego, CA	—	—	48.2	—	4.5	—	52.7	52.7	(6.7)	2021	(A)
Sunset Bay	Hull, MA	—	2.5	7.6	—	4.8	2.5	12.4	14.9	(1.8)	2020	(A)
Toledo Beach	La Salle, MI	—	1.1	2.5	—	11.9	1.1	14.4	15.5	(2.6)	2020	(A)
Tower Marine	Douglas, MI	—	7.1	13.1	—	2.7	7.1	15.8	22.9	(2.9)	2022	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2024
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2024
Property Name	Location	Encumbrances	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Trade Winds(1)	Appling, GA	—	—	10.8	—	2.8	—	13.6	13.6	(3.0)	2020	(A)
Ventura Isle(1)	Ventura, CA	—	—	23.9	—	4.8	—	28.7	28.7	(3.5)	2020	(A)
Vineyard Haven	Vineyard Haven, MA	—	6.1	3.9	0.8	6.2	6.9	10.1	17.0	(2.2)	2021	(A)
Walden(1)	Montgomery, TX	—	1.1	4.2	—	3.2	1.1	7.4	8.5	(1.3)	2020	(A)
Wentworth by the Sea	New Castle, NH	—	7.4	6.8	—	1.5	7.4	8.3	15.7	(1.0)	2021	(A)
West Palm Beach	West Palm Beach, FL	—	15.1	33.0	—	14.1	15.1	47.1	62.2	(12.5)	2020	(A)
Westport	Denver, NC	—	3.2	5.8	—	2.7	3.2	8.5	11.7	(2.6)	2020	(A)
Wickford	Wickford, RI	—	1.1	2.4	—	—	1.1	2.4	3.5	—	2020	(A)
Wickford Cove	Wickford, RI	—	7.2	13.0	—	6.1	7.2	19.1	26.3	(3.4)	2020	(A)
Willsboro Bay	Willsboro, NY	—	0.6	3.1	—	2.2	0.6	5.3	5.9	(2.7)	2020	(A)
Wisdom Dock(1)	Albany, KY	—	0.3	3.3	—	1.8	0.3	5.1	5.4	(1.7)	2020	(A)
Yacht Haven	Stamford, CT	—	5.6	4.3	2.2	7.3	7.8	11.6	19.4	(2.1)	2020	(A)
Zahnisers	Solomons, MD	—	1.8	3.6	—	4.9	1.8	8.5	10.3	(1.5)	2020	(A)
		$—	$1,038.0	$1,928.0	$11.5	$756.5	$1,049.5	$2,684.5	$3,734.0	$(481.8)
Marinas Headquarters and Other Fixed Assets	Dallas, TX	—	—	10.3	—	76.3	—	86.6	86.6	(30.8)
		$—	$1,038.0	$1,938.3	$11.5	$832.8	$1,049.5	$2,771.1	$3,820.6	$(512.6)
(1) All or part of this property is subject to a ground lease.
(2) This property was not included in our property count as of December 31, 2024 as it represents an expansion to an existing marina.
(3) This property was impaired as a result of Hurricane Ian in October 2022.
(4) All costs from Dauntless Shipyard and Essex Island are grouped into Dauntless.
(5) All costs from Stirling are grouped into Greenport.
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
•Site improvements: 1 year - 40 years

The aggregate cost of total real estate for federal income tax purposes was approximately $10.4 billion as of December 31, 2024.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2024
(amounts in millions)
The change in investment property for the years ended December 31, 2024, 2023, and 2022 is as follows (in millions):

	Year Ended
	December 31, 2024		December 31, 2023	December 31, 2022
Beginning balance	$17,716.5		$16,709.9	$13,762.7
Property and land acquisitions, including immediate improvements	185.5		368.3	2,657.0
Property expansion and development	136.1		276.3	261.8
Improvements	453.7		506.0	418.4
Asset impairment	(71.1)	(1)	(8.1)	(87.3)
Dispositions and other	(506.6)		(135.9)	(302.7)
Ending balance	$17,914.1		$17,716.5	$16,709.9

The change in accumulated depreciation for the years ended December 31, 2024, 2023, and 2022 is as follows (in millions):

	Year Ended
	December 31, 2024		December 31, 2023	December 31, 2022
Beginning balance	$3,272.9		$2,738.9	$2,337.2
Depreciation for the period	624.9		590.0	528.6
Asset impairments	(11.1)	(1)	11.9	(58.7)
Dispositions and other	(145.7)		(67.9)	(68.2)
Ending balance	$3,741.0		$3,272.9	$2,738.9
(1)Primarily consists of asset impairment charges due to a strategy shift pertaining to certain development properties and other assets within our MH and RV segments. Refer to Note 3, "Real Estate Acquisitions and Dispositions," and Note 16, "Fair Value Measurements," for additional information.