Form 10-Q
period 2025-03-31
SUN COMMUNITIES INC
filed 2025-05-06
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Number of shares of Common Stock, $0.01 par value per share, outstanding as of April 29, 2025: 127,641,660

SUN COMMUNITIES, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In millions, except for per share amounts)

	(Unaudited)
	March 31, 2025	December 31, 2024
Assets
Land	$3,471.8	$3,461.5
Land improvements and buildings	9,043.1	9,058.7
Rental homes and improvements	827.5	834.1
Furniture, fixtures and equipment	763.5	739.2
Investment property	14,105.9	14,093.5
Accumulated depreciation	(3,327.7)	(3,228.4)
Investment property, net	10,778.2	10,865.1
Cash, cash equivalents and restricted cash	97.4	57.1
Inventory of manufactured homes	172.4	129.8
Notes and other receivables, net (includes $195.1 and $242.4 at fair value, respectively)	373.7	430.1
Collateralized receivables, net (see Note 6)	49.3	51.2
Goodwill	9.5	9.5
Other intangible assets, net	101.2	102.5
Other assets, net	449.3	442.4
Assets held for sale and discontinued operations, net (see Note 2)	4,474.6	4,461.7
Total Assets	$16,505.6	$16,549.4
Liabilities
Mortgage loans payable (see Note 9)	$3,151.4	$3,212.2
Secured borrowings on collateralized receivables (See Note 6)	49.3	51.2
Unsecured debt	4,147.4	4,089.4
Distributions payable	122.6	122.6
Advanced reservation deposits and rent	327.3	249.4
Accrued expenses and accounts payable	231.4	265.8
Other liabilities	830.6	819.3
Liabilities held for sale and discontinued operations, net (see Note 2)	375.4	286.9
Total Liabilities	9,235.4	9,096.8
Commitments and contingencies (see Note 17)
Temporary equity (see Note 10)	244.3	259.8
Shareholders' Equity
Common stock, $0.01 par value. Authorized: 360.0 shares; Issued and outstanding: 127.6 at March 31, 2025 and 127.4 at December 31, 2024	1.3	1.3
Additional paid-in capital	9,865.4	9,864.2
Accumulated other comprehensive loss	(6.6)	(7.9)
Distributions in excess of accumulated earnings	(2,938.7)	(2,775.9)
Total SUI Shareholders' Equity	6,921.4	7,081.7
Noncontrolling interests
Common and preferred OP units	104.0	110.4
Consolidated entities	0.5	0.7
Total noncontrolling interests	104.5	111.1
Total Shareholders' Equity	7,025.9	7,192.8
Total Liabilities, Temporary Equity and Shareholders' Equity	$16,505.6	$16,549.4

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts) (Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenues
Real property	$384.4	$380.5
Home sales	67.2	68.9
Ancillary	12.5	13.3
Interest	4.4	4.5
Brokerage commissions and other, net	1.7	2.0
Total Revenues	470.2	469.2
Expenses
Property operating and maintenance	131.3	126.0
Real estate tax	26.7	25.5
Home costs and selling	52.6	51.9
Ancillary	15.4	16.2
General and administrative	57.0	61.8
Catastrophic event-related charges, net (see Note 17)	(0.1)	7.2
Depreciation and amortization	123.7	121.0
Asset impairments (see Note 16)	24.0	19.8
Loss on extinguishment of debt (see Note 9)	—	0.6
Interest	82.1	89.7
Total Expenses	512.7	519.7
Loss Before Other Items	(42.5)	(50.5)
Gain on foreign currency exchanges	8.7	1.1
Gain / (loss) on dispositions of properties (see Note 4)	(1.1)	5.4
Other income / (expense), net	5.7	(2.4)
Loss on remeasurement of notes receivable (see Note 5)	(0.2)	(0.7)
Income from nonconsolidated affiliates (see Note 8)	3.0	1.4
Gain on remeasurement of investment in nonconsolidated affiliates (see Note 8)	—	5.2
Current tax expense (see Note 13)	(1.9)	(1.9)
Deferred tax benefit (see Note 13)	5.2	5.7
Loss from Continuing Operations	(23.1)	(36.7)
Income / (loss) from discontinued operations, net	(18.5)	11.2
Net Loss	(41.6)	(25.5)
Less: Preferred return to preferred OP units / equity interests	3.1	3.2
Less: Loss attributable to noncontrolling interests	(1.9)	(1.3)
Net Loss Attributable to SUI Common Shareholders	$(42.8)	$(27.4)

Weighted average common shares outstanding - basic	126.6	123.6
Weighted average common shares outstanding - diluted	129.8	126.6

Basic loss per share from continuing operations (see Note 14)	$(0.19)	$(0.31)
Basic earnings / (loss) per share from discontinued operations (see Note 14)	(0.15)	0.09
Basic loss per share (see Note 14)	$(0.34)	$(0.22)

Diluted loss per share from continuing operations (see Note 14)	$(0.19)	$(0.31)
Diluted earnings / (loss) per share from discontinued operations (see Note 14)	(0.15)	0.09
Diluted loss per share (see Note 14)	$(0.34)	$(0.22)

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions) (Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Net Loss	$(41.6)	$(25.5)
Foreign Currency Translation
Foreign currency translation gain / (loss) arising during period	8.2	(9.2)
Adjustment for accumulated foreign currency translation loss reclassified into earnings	—	—
Net foreign currency translation gain / (loss)	8.2	(9.2)
Cash Flow Hedges
Change in unrealized gain / (loss) on interest rate derivatives	(3.8)	8.8
Less: Interest rate derivative gains reclassified to earnings	(3.6)	(4.9)
Net unrealized gain / (loss) on interest rate derivatives	(7.4)	3.9
Total Comprehensive Loss	(40.8)	(30.8)
Less: Comprehensive loss attributable to noncontrolling interests	2.4	1.1
Comprehensive Loss Attributable to SUI	$(38.4)	$(29.7)

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions) (Unaudited)

			Shareholders' Equity
	Temporary Equity	Common Stock (Shares)	Common Stock ($Value)	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (Loss)	Noncontrolling Interests	Total Shareholders' Equity	Total Equity
Balance at December 31, 2024	$259.8	127.4	$1.3	$9,864.2	$(2,775.9)	$(7.9)	$111.1	$7,192.8	$7,452.6
Issuance of common stock, common OP units, and other securities, net	3.4	0.3	—	(0.1)	—	—	—	(0.1)	3.3
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.1)	—	(8.4)	—	—	—	(8.4)	(8.4)
Conversions	—	—	—	1.2	—	—	(1.2)	—	—
Share-based compensation - amortization and forfeitures	—	—	—	10.9	0.1	—	—	11.0	11.0
Redemptions	(19.6)	—	—	(2.4)	—	—	—	(2.4)	(22.0)
Other comprehensive income / (loss)	—	—	—	—	—	1.3	(0.5)	0.8	0.8
Net loss	(0.4)	—	—	—	(39.7)	—	(1.5)	(41.2)	(41.6)
Distributions	(2.2)	—	—	—	(119.9)	—	(3.4)	(123.3)	(125.5)
OP units accretion	3.3	—	—	—	(3.3)	—	—	(3.3)	—
Balance at March 31, 2025	$244.3	127.6	$1.3	$9,865.4	$(2,938.7)	$(6.6)	$104.5	$7,025.9	$7,270.2

			Shareholders' Equity
	Temporary Equity	Common Stock (Shares)	Common Stock ($Value)	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (loss)	Noncontrolling Interests	Total Shareholders' Equity	Total Equity
Balance at December 31, 2023	$260.9	124.4	$1.2	$9,466.9	$(2,397.5)	$12.2	$90.2	$7,173.0	$7,433.9
Issuance of common stock, common OP units, and other securities, net	—	0.3	—	(0.3)	—	—	0.6	0.3	0.3
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.2)	—	(7.6)	—	—	—	(7.6)	(7.6)
Conversions	(0.5)	0.1	—	2.1	—	—	(1.6)	0.5	—
Share-based compensation - amortization and forfeitures	—	—	—	10.3	0.1	—	—	10.4	10.4
Other comprehensive income / (loss)	—	—	—	—	—	(5.5)	0.2	(5.3)	(5.3)
Net loss	(0.3)	—	—	—	(24.2)	—	(1.0)	(25.2)	(25.5)
Distributions	(2.3)	—	—	—	(117.1)	—	(3.5)	(120.6)	(122.9)
OP units accretion	1.9	—	—	—	(1.9)	—	—	(1.9)	—
Balance at March 31, 2024	$259.7	124.6	$1.2	$9,471.4	$(2,540.6)	$6.7	$84.9	$7,023.6	$7,283.3

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Operating Activities
Net cash provided by operating activities - continuing operations	$139.3	$166.8
Net cash provided by operating activities - discontinued operations	104.6	75.7
Net Cash Provided By Operating Activities	243.9	242.5
Investing Activities
Investment in properties	(109.9)	(109.4)
Acquisitions, net of cash acquired	(1.0)	(15.4)
Proceeds from deposit on acquisition	—	0.9
Proceeds from insurance	—	1.3
Proceeds from disposition of assets and depreciated homes, net	4.7	1.9
Proceeds related to disposition of properties	83.7	51.7
Issuance of notes and other receivables	—	(2.0)
Repayments of notes and other receivables	36.9	7.2
Investments in nonconsolidated affiliates	(0.3)	(4.3)
Distributions of capital from nonconsolidated affiliates	5.5	5.6
Net cash provided by / (used for) investing activities - continuing operations	19.6	(62.5)
Net cash used for investing activities - discontinued operations	(47.0)	(64.6)
Net Cash Used For Investing Activities	(27.4)	(127.1)
Financing Activities
Issuance and costs of common stock, OP units and preferred OP units, net	(0.1)	(0.3)
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	(6.7)	(6.3)
Borrowings on lines of credit	356.3	1,260.5
Payments on lines of credit	(327.8)	(1,637.8)
Proceeds from issuance of other debt	—	499.4
Payments on other debt	(61.7)	(14.2)
Distributions	(125.4)	(121.3)
Payments for deferred financing costs, net of prepaid return	—	(4.0)
Net capital transfer from consolidated affiliates	46.4	—
Net cash used for financing activities - continuing operations	(119.0)	(24.0)
Net cash used for financing activities - discontinued operations	(51.7)	(1.4)
Net Cash Used For Financing Activities	(170.7)	(25.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.4	(0.2)
Net change in cash, cash equivalents and restricted cash	46.2	89.8
Cash, cash equivalents and restricted cash, beginning of period	63.9	42.7
Cash, cash equivalents and restricted cash, end of period	110.1	132.5
Less: Cash, cash equivalents and restricted cash - discontinued operations	(12.7)	(16.2)
Cash, Cash Equivalents and Restricted Cash - Continuing Operations	$97.4	$116.3

	Three Months Ended
	March 31, 2025	March 31, 2024
Supplemental Information
Cash paid for interest (net of capitalized interest of $1.4 and $2.7, respectively)	$90.7	$87.4
Cash paid for income taxes	$0.1	$0.6
Noncash Investing and Financing Activities
Reduction in secured borrowing balance	$2.0	$1.2
Change in distributions declared and outstanding	$0.1	$1.5
Conversion of common and preferred OP units	$1.2	$2.1
Reduction in note receivable balance in exchange for redemption of preferred OP units	$23.8	$—
Noncash Investing and Financing Activities at the Date of Acquisition
Acquisitions - Common stock and OP units issued	$—	$0.6
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

The results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 28, 2025 (our "2024 Annual Report"). These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our 2024 Annual Report.

Real Estate Held for Sale and Discontinued Operations

We classify real estate assets as held for sale after an active program to sell an asset has commenced and when the sale is probable. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. We present businesses whose disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results as discontinued operations when the components meet the criteria for held for sale, are sold, or spun-off.

In February 2025, we entered into a definitive purchase agreement to sell Safe Harbor to Poseidon Holdco I L.P. (f/k/a BIP Poseidon Holdco L.P.) (the "Buyer"), for an aggregate purchase price of approximately $5.65 billion, subject to certain adjustments (the "Safe Harbor Sale"). The Safe Harbor Sale represents the expected disposition of our Marina business and a strategic shift in operations. Accordingly, the results of the Marina business and assets and liabilities included in the disposition are presented as held for sale and as discontinued operations for all periods presented herein. Certain reclassifications have been made to prior period financial statements and related notes in order to conform to current period presentation. Unless otherwise noted, the information disclosed in Note 3 through Note 19 refer only to our continuing operations and do not include discussion of balances or activity related to Safe Harbor, which is included within discontinued operations. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," and Note 20, "Subsequent Events," for additional information related to Safe Harbor and the Safe Harbor Sale.

Reportable Segments

As a result of the Safe Harbor Sale, we have revised our reporting structure from a four-segment to a three-segment structure, which consists of (i) manufactured home ("MH") communities, (ii) recreational vehicle ("RV") communities, and (iii) communities in the United Kingdom ("UK"). The new structure removes the Marina business from our operating segments in conjunction with its classification as a discontinued operation and reflects how the chief operating decision maker manages the business, makes operating decisions, allocates resources, and evaluates operating performance. Beginning with the three months ended March 31, 2025, we are reporting our financial results consistent with our newly realigned operating segments and have recast prior period amounts to conform to the way we internally manage our business and monitor segment performance. Refer to Note 12, "Segment Reporting" for additional information.

Furthermore, service, retail, dining and entertainment revenues and expenses have been renamed as ancillary revenues and expenses to more appropriately reflect the nature of this activity for our continuing operations, after reclassifying the Marina results to discontinued operations. There was no impact to prior period net income, stockholders equity, or cash flows due to the change in naming convention.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Assets Held for Sale and Discontinued Operations

In February 2025, we entered into an agreement to sell Safe Harbor, which represents a strategic shift in operations that is expected to have a major effect on our operations and financial results. Accordingly, the results of the Marina business and assets and liabilities included in the Safe Harbor Sale have been reclassified as discontinued operations for all periods presented herein under ASC 205-20, "Presentation of Financial Statements: Discontinued Operations."

The initial closing of the Safe Harbor Sale occurred subsequent to the three months ended March 31, 2025, generating pre-tax cash proceeds of approximately $5.25 billion, net of transaction and employee separation costs. The transfer of subsidiaries owning approximately 15 of Safe Harbor's properties (the "Delayed Consent Subsidiaries") with an aggregate agreed value of approximately $250.0 million is further subject to the receipt of certain third-party consents and the Delayed Consent Subsidiaries therefore may be transferred in one or more subsequent closings. We expect to have continuing involvement with the Marina business related to ongoing management of the Delayed Consent Subsidiaries by Safe Harbor under an arm's-length management agreement. Under the management agreement, we will be paying a management fee to Safe Harbor of 4% of gross revenues earned at the Delayed Consent Subsidiaries until such time as these subsidiaries are sold. We anticipate that the acquisitions of most or all of the Delayed Consent Subsidiaries will occur during the three months ending June 30, 2025. Refer to Note 20, "Subsequent Events" for additional information related to the Safe Harbor Sale subsequent to March 31, 2025.

The following table sets forth a summary of assets and liabilities attributable to discontinued operations related to Safe Harbor (in millions):

	March 31, 2025	December 31, 2024
Assets
Land	$1,049.5	$1,049.5
Land improvements and buildings	2,432.7	2,401.9
Furniture, fixtures and equipment	379.5	369.2
Investment property	3,861.7	3,820.6
Accumulated depreciation	(540.8)	(512.6)
Investment property, net	3,320.9	3,308.0
Cash, cash equivalents and restricted cash	12.7	6.8
Notes and other receivables, net	60.2	53.9
Goodwill	543.4	541.7
Other intangible assets, net	233.2	236.4
Other assets, net	268.3	267.7
Total Assets	$4,438.7	$4,414.5
Liabilities
Advanced reservation deposits and rent	$126.8	$81.6
Accrued expenses and accounts payable	67.0	44.3
Other liabilities	181.6	161.0
Total Liabilities	$375.4	$286.9

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth a summary of the operating results included within Income / (loss) from discontinued operations, net (in millions):

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenues
Real property	$103.1	$96.4
Service, retail, dining and entertainment revenue	108.3	104.5
Interest, brokerage commissions and other, net	1.3	1.1
Total Revenues	212.7	202.0
Expenses
Property operating and maintenance	37.4	33.7
Real estate tax	5.8	5.8
Service, retail, dining and entertainment expenses	103.9	99.7
General and administrative	16.1	16.6
Transaction costs(1)	14.6	—
Depreciation and amortization	36.4	44.3
Asset impairments	2.1	0.9
Total Expenses	216.3	201.0
Income / (loss) Before Other Items	(3.6)	1.0
Other income / (expense), net(2)	(14.6)	10.4
Income / (loss) from discontinued operations, before income taxes	(18.2)	11.4
Current tax expense (see Note 13)	(0.3)	(0.2)
Income / (loss) from discontinued operations, net	$(18.5)	$11.2
(1) Represents legal and advisory fees and other transaction costs associated with the Safe Harbor Sale.
(2) During the three months ended March 31, 2025, we recorded a contingent consideration expense of $14.6 million related to a tax protection agreement that we entered into with former owners of certain Marina properties at the time of acquisition. The tax protection agreement stipulates that we indemnify those owners for certain tax obligations incurred related to the sale of certain Marina properties. As a result of the Safe Harbor Sale, we concluded that our tax liability to the former owners was probable of being realized and estimable.

The following table presents depreciation, amortization, and capital expenditures attributable to discontinued operations related to Safe Harbor (in millions):

	Three Months Ended
	March 31, 2025	March 31, 2024
Depreciation	$32.3	$39.0
Amortization	$4.1	$5.3
Capital Expenditures	$49.0	$51.2

Other Real Estate Held for Sale

During the three months ended March 31, 2025, we reached an agreement to sell one MH development property for total cash consideration of $40.0 million. As a result, the carrying value of total non-financial assets of $35.9 million was reclassified from Investment property, net to Assets held for sale and discontinued operations, net at March 31, 2025.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
3. Revenue

Our revenue consists of real property revenue at our MH, RV, and UK properties, revenue from home sales, ancillary revenue, interest income, and brokerage commissions and other revenue.

The following table disaggregates our revenue by major source and segment (in millions):

	Three Months Ended
	March 31, 2025				March 31, 2024(1)
	MH	RV	UK	Consolidated	MH	RV	UK	Consolidated
Revenues
Real property	$249.3	$101.9	$33.2	$384.4	$238.0	$104.5	$38.0	$380.5
Home sales	21.7	7.0	38.5	67.2	26.7	6.1	36.1	68.9
Ancillary	2.5	5.8	4.2	12.5	2.6	6.4	4.3	13.3
Interest	3.0	1.4	—	4.4	3.1	1.4	—	4.5
Brokerage commissions and other, net	1.9	(0.3)	0.1	1.7	1.0	0.7	0.3	2.0
Total Revenues	$278.4	$115.8	$76.0	$470.2	$271.4	$119.1	$78.7	$469.2
(1)Recast to reflect segment changes. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," for additional information.

The majority of our revenue is derived from site and home leases that are accounted for pursuant to ASC 842, "Leases." We account for all revenue from contracts with customers following ASC 606, "Revenue from Contracts with Customers," except for those that are within the scope of other topics in the FASB ASC. For additional information, refer to Note 1, "Significant Accounting Policies" in our 2024 Annual Report.

4. Real Estate Acquisitions and Dispositions

2025 Development and Expansion Activities

We did not acquire any operating properties during the three months ended March 31, 2025.

2025 Disposition Activity

The following dispositions of real estate properties occurred during the three months ended March 31, 2025:

Property Name	Segment	Number of Properties	Total Sites	State, Province, or Country	Month Disposed	Gross Sales Proceeds	Cash Consideration, net(1)	Gain / (Loss) on Disposition(2)
RV Portfolio(3)	RV	2	815	Various	January	$92.9	$92.6	$(0.2)
MH Portfolio	MH	3	136	FL	March	$27.8	$27.2	$(2.8)
(1) Cash consideration, net of settlement of the associated mortgage debt and other closing adjustments. Refer to Note 9, "Debt and Line of Credit," for additional detail.
(2) Recorded in Gain / (loss) on dispositions of properties on the Consolidated Statements of Operations.
(3) Total sales proceeds include the disposition of two operating properties and two development properties that we owned along with the settlement of a developer note receivable of $36.5 million pertaining to three additional properties in which we had provided financing to the developer that were classified as held for sale as of December 31, 2024. During the year ended December 31, 2024, we recognized asset impairment charges of $12.1 million to reduce the carrying value of the four owned RV properties to an aggregate fair value of $47.5 million.

Refer to Note 20, "Subsequent Events," for information regarding acquisition and dispositions completed after March 31, 2025.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
5. Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in millions):

	March 31, 2025	December 31, 2024
Installment notes receivable on manufactured homes, net	$105.6	$93.9
Notes receivable from real estate developers and operators	89.5	148.5
Other receivables, net	178.6	187.7
Total Notes and Other Receivables, net	$373.7	$430.1

Installment Notes Receivable on Manufactured Homes

Installment notes receivable are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC 820, "Fair Value Measurements and Disclosures." The balances of installment notes receivable of $105.6 million (principal of installment notes receivable of $107.1 million less fair value adjustment of $1.5 million) and $93.9 million (principal of installment notes receivable of $95.2 million less fair value adjustment of $1.3 million) as of March 31, 2025 and December 31, 2024, respectively, are secured by manufactured homes. The notes represent financing to purchasers of manufactured homes located in our communities and require monthly principal and interest payments. The notes had a net weighted average interest rate (net of servicing costs) and maturity of 6.3% and 18.5 years as of March 31, 2025, and 6.4% and 18.6 years as of December 31, 2024, respectively. Refer to Note 16, "Fair Value Measurements," for additional details.

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

Notes Receivable from Real Estate Operators

The notes receivable from real estate operators at March 31, 2025 consist of a loan provided to a real estate operator to fund the Canadian RV Portfolio disposition (the "Canadian RV Note"). The balance on the Canadian RV Note was $43.0 million with a net weighted average interest rate and maturity of 5.0% and 1.7 years as of March 31, 2025, and was $42.4 million with a net weighted average interest rate and maturity of 5.0% and 2.0 years as of December 31, 2024.

Notes Receivable from Real Estate Developers

Other acquisition and construction loans provided to real estate developers total $46.5 million with a net weighted average interest rate and maturity of 8.7% and 0.9 years as of March 31, 2025, and total $106.1 million with a net weighted average interest rate and maturity of 8.0% and 1.9 years as of December 31, 2024. As of March 31, 2025 and December 31, 2024, the additional acquisition and construction loans provided to real estate developers had $12.5 million and $36.8 million of undrawn funds, respectively. During the three months ended March 31, 2025, we settled a note receivable from a real estate developer of $36.5 million as part of a sale of a portfolio of RV communities. Refer to Note 4, "Real Estate Acquisitions and Dispositions," for additional information.

During the three months ended March 31, 2025, we entered into a non-monetary transaction with a real estate developer to settle a note receivable of $23.8 million in conjunction with one RV property in California. Refer to Note 10, "Equity and Temporary Equity," and Note 16, "Fair Value Measurements," for additional information.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Other Receivables, net

Other receivables, net were comprised of amounts due from the following categories (in millions):

	March 31, 2025	December 31, 2024
Insurance receivables(1)	$72.3	$67.2
Receivables from residents and customers(2)	53.3	62.2
Home sale proceeds	23.3	24.5
Other receivables	29.7	33.8
Total Other Receivables, net	$178.6	$187.7
(1)Primarily consists of receivables from insurance providers related to Hurricanes Ian, Helene, and Milton. Refer to Note 17, "Commitments and Contingencies," for additional details.
(2)Net of allowance for credit losses of $5.5 million and $5.6 million as of March 31, 2025 and December 31, 2024, respectively.

6. Collateralized Receivables and Transfers of Financial Assets

We previously completed various transactions with an unrelated entity involving our installment notes receivable under which we received cash proceeds in exchange for relinquishing our right, title, and interest in certain notes receivables. We have no further obligations or rights with respect to the control, management, administration, servicing, or collection of the installment notes receivables. However, we are subject to certain recourse provisions requiring us to purchase the underlying manufactured homes collateralizing such notes at a price calculated based on the agreed upon terms, in the event of a note default and subsequent repossession of the home by the unrelated entity. The recourse provisions are considered to be a form of continuing involvement which precludes establishing legal isolation, and therefore these transferred loans do not meet the requirements for sale accounting under ASC 860, "Transfers and Servicing."

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

The balance of collateralized receivables was $49.3 million (gross collateralized receivable of $50.0 million less fair value adjustments of $0.7 million) and $51.2 million (gross collateralized receivable of $52.0 million less fair value adjustments of $0.8 million) at March 31, 2025 and December 31, 2024, respectively. The balance of secured borrowings on collateralized receivables was $49.3 million (gross secured borrowings of $45.3 million plus fair value adjustments of $4.0 million) and $51.2 million (gross secured borrowings of $47.3 million plus fair value adjustments of $3.9 million) as of March 31, 2025 and December 31, 2024, respectively. The notes represent financing to purchasers of manufactured homes located in our communities and require monthly principal and interest payments. The notes had a net weighted average interest rate and maturity of 8.6% and 13.0 years as of March 31, 2025 and 8.6% and 13.2 years as of December 31, 2024. Refer to Note 16, "Fair Value Measurements," for additional details.

The collateralized receivables earn interest income and the secured borrowings accrue interest expense in equal amounts. The amount of interest income and interest expense recognized during the three months ended March 31, 2025 and 2024 was $1.0 million and $1.2 million, respectively.

7. Goodwill and Other Intangible Assets

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
As discussed in Note 1, "Basis of Presentation," in conjunction with the Safe Harbor Sale, we revised our organizational structure from a four-segment to a three-segment structure, consisting of MH communities, RV communities, and communities in the UK. Prior period balances in the table below have been recast in accordance with the revised segment structure. Accordingly, the composition of our reporting units for evaluation of goodwill impairment has also changed. Goodwill of $541.7 million that was associated with the Safe Harbor business has been reclassified to Assets held for sale and discontinued operations, net as of March 31, 2025 and December 31, 2024, respectively. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," for additional information.

Changes in the carrying amount of goodwill during the three months ended March 31, 2025 by reportable segment were as follows (in millions):

	Goodwill by Segment
	MH	RV	UK	Total
Balance as of December 31, 2024(1)	$—	$9.5	$—	$9.5
Balance as of March 31, 2025	$—	$9.5	$—	$9.5

Accumulated impairment losses as of March 31, 2025(2)	$—	$—	$550.7	$550.7
(1) Recast to reflect segment changes.
(2) As of March 31, 2025, we incurred accumulated non-cash goodwill impairment charges of $550.7 million. The declines in the fair value of the Park Holidays reporting unit within the UK reporting segment were primarily driven by a deterioration in the macroeconomic environment in the region, leading to a higher weighted average cost of capital, inflationary pressures, and changing competitive market dynamics, causing a decline in projected future cash flows for our Park Holidays business.

Other Intangible Assets, net

The gross carrying amounts and accumulated amortization of our intangible assets were as follows (in millions):

		March 31, 2025		December 31, 2024
Other Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	7 years	$138.6	$(127.7)	$138.8	$(126.4)
Trademarks and trade names	15 years	84.1	(17.3)	81.7	(15.4)
Customer relationships	4 years	1.8	(1.5)	1.8	(1.3)
Franchise agreements and other intangible assets	10 - 27 years	32.8	(10.3)	32.7	(10.0)
Total finite-lived assets		$257.3	$(156.8)	$255.0	$(153.1)
Indefinite-lived assets - Trademarks, trade names and other	N/A	0.7	—	0.6	—
Total indefinite-lived assets		$0.7	$—	$0.6	$—
Total		$258.0	$(156.8)	$255.6	$(153.1)

Amortization expenses related to our Other intangible assets, were as follows (in millions):

	Three Months Ended
Other Intangible Asset Amortization Expense	March 31, 2025	March 31, 2024
In-place leases	$1.5	$1.5
Trademarks and trade names	1.4	1.4
Customer relationships	0.1	0.1
Franchise fees and other intangible assets	0.2	0.2
Total	$3.2	$3.2

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
We anticipate amortization expense for Other intangible assets to be as follows for the next five years (in millions):

Other Intangible Asset Future Amortization Expense	Remainder 2025	2026	2027	2028	2029
In-place leases	$4.2	$3.7	$2.1	$0.8	$0.1
Trademarks and trade names	4.5	5.9	5.5	5.5	5.5
Customer relationships	0.3	—	—	—	—
Franchise agreements and other intangible assets	1.0	1.3	1.3	1.3	1.3
Total	$10.0	$10.9	$8.9	$7.6	$6.9

8. Investments in Nonconsolidated Affiliates

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

Sungenia Joint Venture ("Sungenia JV")
At March 31, 2025 and December 31, 2024, we had a 50.0% ownership interest in Sungenia JV, a joint venture formed between us and Ingenia to establish and grow a manufactured housing community development program in Australia.

GTSC LLC ("GTSC")
At March 31, 2025 and December 31, 2024, we had a 40.0% ownership interest in GTSC, which engages in acquiring, holding and selling loans secured, directly or indirectly, by manufactured homes located in our communities.

SV Lift, LLC ("SV Lift")
At March 31, 2025 and December 31, 2024, we had a 50.0% ownership interest in SV Lift, which owns, operates, and leases an aircraft.

The investment balance in each nonconsolidated affiliate was as follows (in millions):

Investment	March 31, 2025	December 31, 2024
Investment in Sungenia JV	$74.3	$75.1
Investment in GTSC	43.5	48.9
Investment in SV Lift	0.9	1.1
Total	$118.7	$125.1

The income / (loss) from each nonconsolidated affiliate is as follows (in millions):

	Three Months Ended
Income / (Loss) from Nonconsolidated Affiliates	March 31, 2025	March 31, 2024
Sungenia JV equity income	$2.6	$0.9
GTSC equity income	0.8	0.9
SV Lift equity loss	(0.4)	(0.4)
Total Income from Nonconsolidated Affiliates	$3.0	$1.4

During the three months ended March 31, 2025 and 2024, we received distributions of $6.2 million and $6.5 million, respectively, and made contributions of $0.3 million and $4.3 million, respectively, with our nonconsolidated affiliates.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

9. Debt and Line of Credit

The following table sets forth certain information regarding debt, including premiums, discounts and deferred financing costs (in millions, except for statistical information):

	Carrying Amount		Weighted Average Years to Maturity		Weighted Average Interest Rates
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Secured Debt
Mortgage loans payable(1)	$3,151.4	$3,212.2	8.2	8.3	3.991%	3.991%
Secured borrowings on collateralized receivables(2)	49.3	51.2	13.0	13.2	8.558%	8.575%
Total Secured Debt	$3,200.7	$3,263.4
Unsecured Debt
Senior unsecured notes(3)	2,677.3	2,676.3	5.8	6.0	3.778%	3.778%
Line of credit(4)	1,470.1	1,413.1	1.0	1.4	4.684%	4.744%
Total Unsecured Debt	4,147.4	4,089.4
Total Debt	$7,348.1	$7,352.8	5.9	6.2	4.083%	4.090%
(1) Balances at March 31, 2025 and December 31, 2024 include zero net debt premium, as of each such date, and $14.4 million and $15.2 million of deferred financing costs, respectively. Weighted average interest rates include the impact of hedge activity.
(2) Balance at March 31, 2025 and December 31, 2024 include fair value adjustments of $3.9 million, respectively.
(3) Balances at March 31, 2025 and December 31, 2024 include $6.1 million and $6.3 million of net debt discount, respectively, and $16.7 million and $17.4 million of deferred financing costs, respectively. Weighted average interest rates include the impact of hedge activity.
(4) Balances at March 31, 2025 and December 31, 2024 include zero of deferred financing costs, respectively. Weighted average interest rates include the impact of hedge activity.

Secured Debt

Mortgage term loans

During the three months ended March 31, 2025, we repaid the following mortgage term loans (in millions, except for statistical information):

Period	Repayment Amount		Fixed Interest Rate	Maturity Date	Loss on Extinguishment of Debt
Three months ended March 31, 2025	$48.4	(1)	4.013%	February 01, 2025 - March 31, 2025	$—
(1) Includes five mortgage term loans, which were secured by five properties, and were paid off on the maturity dates in accordance with the loan documents.

During the three months ended March 31, 2025 we did not enter into any mortgage term loans.

The mortgage term loans, which total $3.2 billion as of March 31, 2025, are secured by 132 properties comprised of 54,852 sites representing approximately $2.2 billion of net book value.

Secured Borrowings on Collateralized Receivables

Refer to Note 6, "Collateralized Receivables and Transfers of Financial Assets," for information on secured borrowings on collateralized receivables.

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

		Carrying Amount
	Principal Amount	March 31, 2025	December 31, 2024
5.5% notes, issued in January 2024 and due in January 2029	$500.0	$496.5	$496.2
5.7% notes, issued in January 2023 and due in January 2033	400.0	396.2	396.1
4.2% notes, issued in April 2022 and due in April 2032	600.0	593.4	593.2
2.3% notes, issued in October 2021 and due in November 2028	450.0	447.6	447.4
2.7% notes, issued in June 2021 and October 2021, and due in July 2031	750.0	743.6	743.4
Total	$2,700.0	$2,677.3	$2,676.3

Line of Credit

The Operating Partnership (as borrower), SUI (as guarantor), and certain lenders are parties to a credit agreement which governs our senior credit facility (the "Senior Credit Facility"). The aggregate amount available under the senior credit facility consists of a revolving loan in an amount up to $3.05 billion with a maturity date on April 7, 2026. At our option, the maturity date may be extended for two additional six-month periods.

The senior credit facility bears interest at a floating rate based on the Adjusted Term Secured Overnight Financing Rate ("SOFR"), the Adjusted Eurocurrency Rate, the Australian Bank Bill Swap Bid Rate ("BBSY"), the Daily Sterling Overnight Index Average ("SONIA") Rate, or the CORRA, as applicable, plus a margin, in all cases, ranging from 0.725% to 1.6%, subject to certain adjustments. As of March 31, 2025, the margins based on our credit ratings were 0.85% on the revolving loan facility.

At the lenders' option, the senior credit facility will become immediately due and payable upon an event of default under the Credit Facility Agreement. We had $1.5 billion and $1.4 billion of borrowings outstanding under the revolving loan as of March 31, 2025 and December 31, 2024, respectively. The balance is recorded in Unsecured debt on the Consolidated Balance Sheets.

The senior credit facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under the senior credit facility, but does reduce the borrowing amount available. We had $11.5 million of outstanding letters of credit at March 31, 2025 and December 31, 2024, respectively.

Refer to Note 20, "Subsequent Events," for activity subsequent to March 31, 2025 related to our secured and unsecured debt.

Covenants

The mortgage term loans, senior unsecured notes, and senior credit facility are subject to various financial and other covenants. The most restrictive covenants are pursuant to (a) the terms of the senior credit facility, which contains a maximum leverage ratio, minimum fixed charge coverage ratio, and maximum secured leverage ratio, and (b) the terms of the senior unsecured notes, which contain a total debt to total assets ratio, secured debt to total assets ratio, consolidated income available for debt service to debt service ratio, and unencumbered total asset value to unsecured debt ratio. At March 31, 2025, we were in compliance with all financial covenants.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Interest Capitalized

We capitalize interest during the construction and development of our communities. Capitalized interest costs associated with construction and development activities during the three months ended March 31, 2025 and 2024 were $1.4 million and $2.7 million, respectively.

10. Equity and Temporary Equity

Temporary Equity

Temporary equity includes preferred securities that are redeemable for cash at the holder's option or upon the occurrence of an event that is not solely within our control based on a fixed or determinable price and other redeemable equity interests. These securities are not mandatorily redeemable for cash nor do they contain a fixed maturity date. The following table sets forth the various series of redeemable preferred OP units and other redeemable equity interests that were outstanding as of March 31, 2025 and December 31, 2024, and the related terms, and summarizes the balance included within Temporary Equity on our Consolidated Balance Sheets (in millions, except for statistical information):

Description	OP Units Outstanding	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption(3)	Redemption Period	Carrying Amount
	March 31, 2025					March 31, 2025	December 31, 2024
Series D preferred OP units	488,958	0.8000	4.0%	Holder's Option	Any time	$48.4	$47.5
Series F preferred OP units	90,000	0.6250	3.0%	Holder's Option	Any time after earlier of May 14, 2025 or death of holder	8.8	8.7
Series G preferred OP units	4,898	0.6452	3.2%	Holder's Option	Any time after earlier of September 30, 2025 or death of holder	3.7	19.8
Series H preferred OP units	581,229	0.6098	3.0%	Holder's Option	Any time after earlier of October 30, 2025 or death of holder	55.6	55.4
Series J preferred OP units	236,000	0.6061	2.85%	Holder's Option	During the 30-day period following a change of control of the Company or any time after April 21, 2026	22.4	22.4
Series K preferred OP units	1,000,000	0.5882	4.0%	Holder's Option	Within 60 days after March 23, 2028	93.3	94.1
Other redeemable equity interests(4)	N/A	N/A	N/A	N/A	N/A	12.1	11.9
Total	2,401,085					$244.3	$259.8
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
(4) Includes redeemable equity interests related to joint ventures that primarily operate and maintain solar energy equipment in select communities and portfolios of RV communities in the U.S.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Permanent Equity

Universal Shelf Registration Statement

In March 2024, we filed a new universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement was deemed automatically effective and provides for the registration of unspecified amounts of equity and debt securities. The authorized number of shares of our capital stock is 380,000,000 shares, of which 360,000,000 shares are common stock and 20,000,000 shares are preferred stock. As of March 31, 2025, we had 127,588,439 shares of common stock issued and outstanding and no shares of preferred stock were issued and outstanding.

At the Market Offering Sales Agreement

During May 2024, we renewed our 2021 At the Market Offering Sales Agreement (the "ATM") with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock. Through March 31, 2025, we had entered into and settled forward sales agreements under the ATM for an aggregate gross sales price of $524.8 million, leaving $725.2 million available for sale under the ATM.

Issuances of Common OP Units

During the three months ended March 31, 2025, we did not issue any common OP units. During the three months ended March 31, 2024, we issued common OP units in connection with the acquisition of certain properties:

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

AOCI attributable to SUI common shareholders consisted of the following, net of tax (in millions):

	March 31, 2025	December 31, 2024
Net foreign currency translation losses	$(35.7)	$(44.1)
Accumulated net gains on derivatives	29.1	36.2
Accumulated other comprehensive losses	$(6.6)	$(7.9)

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Noncontrolling Interests - Common and Preferred OP Units

The following table summarizes the common and preferred OP units included within Noncontrolling interests on our Consolidated Balance Sheets (in millions, except for units and statistical information):

Description	OP Units Outstanding	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption	Redemption Period	Carrying Amount
	March 31, 2025					March 31, 2025	December 31, 2024
Common OP units	2,884,883	1.0000	Same distribution rate for common stock	N/A	N/A	$66.6	$71.5
Series A-1 preferred OP units	171,429	2.4390	6.0%	N/A	N/A	8.6	9.2
Series A-3 preferred OP units	40,268	1.8605	4.5%	N/A	N/A	2.2	2.3
Series C preferred OP units	292,436	1.1100	5.0%	N/A	N/A	18.8	19.5
Series E preferred OP units	80,000	0.6897	5.5%	N/A	N/A	5.9	6.0
Series L preferred OP units	20,000	0.6250	3.5%	N/A	N/A	1.9	1.9
Total	3,489,016					$104.0	$110.4
(1) Exchange rates are subject to adjustment upon stock splits, recapitalizations and similar events. The exchange rates of certain series of OP units are approximated to four decimal places.
(2) Distributions are payable on the issue price of each OP unit which is $100.00 per unit for all these preferred OP units.

Conversions

Conversions to Common Stock and Common OP Units - Subject to certain limitations, holders can convert certain series of OP units to shares of our common stock and to common OP units at any time. Below is the activity of conversions during the three months ended March 31, 2025 and 2024:

		Three Months Ended
		March 31, 2025		March 31, 2024
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)	Units / Shares Converted	Common Stock(1)
Common OP units	1.0000	20,987	20,987	55,781	55,781
Series A-1 preferred OP units	2.4390	5,368	13,092	10,332	25,195
Series C preferred OP units	1.1100	4,309	4,782	100	111
Series G preferred OP units	0.6452	—	—	4,898	3,160
Series H preferred OP units	0.6098	—	—	9	5
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.

Non-Monetary Transaction and Redemption of Preferred OP Units

In January 2025, we entered into a non-monetary transaction with a real estate developer to settle a note receivable of $23.8 million in exchange for settlement of contingent consideration of $9.0 million in conjunction with one RV property in California, and redemption of 200,914 Series G preferred OP units held by the developer at a carrying value of $19.6 million. We also provided the developer with a redemption right to repurchase the Series G preferred OP units at an option price per unit of $84.42 through the option expiration date of January 1, 2026. In accordance with ASC 815, "Derivatives and Hedging," we accounted for the redemption right as an equity-linked financial instrument that is indexed to our own shares, thus qualifying for the scope exception to account for the option as a freestanding derivative financial instrument, and recorded the option to Temporary Equity at its transaction date fair value of $3.4 million. During the three months ended March 31, 2025, we recorded a gain of $3.7 million within Other income / (expense), net on our Consolidated Statements of Operations in conjunction with the non-monetary transaction.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Distributions

Distributions declared for the three months ended March 31, 2025 were as follows:

Common Stock, Common OP units and Restricted Stock Distributions	Record Date	Payment Date	Distribution Per Share	Total Distribution (in millions)
March 31, 2025	3/31/2025	4/15/2025	$0.94	$122.6

11. Share-Based Compensation

As of March 31, 2025, we had two share-based compensation plans: the Sun Communities, Inc. 2015 Equity Incentive Plan (as amended, the "2015 Equity Incentive Plan") and the First Amended and Restated 2004 Non-Employee Director Option Plan (as amended, the "2004 Non-Employee Director Option Plan"). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future. Time based awards for directors generally vest over three years. Time based awards for key employees and executives generally vest over five years. Market condition awards for executives generally vest after three years.

During the three months ended March 31, 2025 and 2024, shares were granted as follows:

Grant Period	Type	Plan	Shares Granted	Grant Date Fair Value Per Share		Vesting Type
2025	Key Employees	2015 Equity Incentive Plan	135,150	$133.63	(1)	Time Based
2025	Executive Officers	2015 Equity Incentive Plan	38,000	$133.63	(1)	Time Based
2025	Executive Officers	2015 Equity Incentive Plan	87,000	$106.62	(2)	Market Condition	(3)
2025	Directors	2004 Non-Employee Director Option Plan	12,800	$122.64	(1)	Time Based
2024	Key Employees	2015 Equity Incentive Plan	205,540	$132.10	(1)	Time Based
2024	Executive Officers	2015 Equity Incentive Plan	31,800	$132.13	(1)	Time Based
2024	Executive Officers	2015 Equity Incentive Plan	41,400	$98.14	(2)	Market Condition	(3)
2024	Directors	2004 Non-Employee Director Option Plan	20,000	$129.47	(1)	Time Based
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

The vesting requirements for 174,109 and 166,304 restricted shares granted to our executives, directors, and employees were satisfied during the three months ended March 31, 2025 and 2024, respectively.

We recognized the following share-based compensation costs (in millions):

	Three Months Ended
	March 31, 2025	March 31, 2024
Share-based compensation - expensed(1)	$8.8	$7.9
(1) Recorded within General and administrative expense on the Consolidated Statements of Operations.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

12. Segment Reporting

ASC 280, "Segment Reporting," establishes standards for the way that business enterprises report information about operating segments in their financial statements.

As described in Note 1, "Basis of Presentation," effective March 31, 2025, we revised our reporting structure from four segments to three segments, which consists of (i) manufactured home ("MH") communities, (ii) recreational vehicle ("RV") communities, and (iii) the United Kingdom ("UK"). The new structure removes the Marina business from our operating segments as a result of its classification as a discontinued operation and reflects how the chief operating decision maker, a committee comprised of our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, manages the business, makes operating decisions, allocates resources and evaluates operating performance. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," for additional details regarding discontinued operations. Beginning with the three months ended March 31, 2025, we are reporting our financial results consistent with our newly realigned operating segments and have recast prior period amounts to conform to the way we internally manage our business and monitor segment performance. Certain reclassifications have been made to the prior period financial statements and related notes in order to conform to the current period presentation. There was no impact to prior period net income, shareholders' equity or cash flows for any of the reclassifications.

Our three reportable segments are: (i) MH, (ii) RV, and (iii) UK.

The MH segment owns, operates, develops, or has an interest in, a portfolio of MH communities in the U.S., and is in the business of acquiring, operating and developing ground-up MH communities to provide affordable housing solutions to residents. The MH segment in the U.S. also provides manufactured home sales and leasing services to tenants and prospective tenants of our communities.

The RV segment owns, operates, develops, or has an interest in, a portfolio of RV communities and is in the business of acquiring, operating, and developing ground-up RV communities in the U.S. and Canada. It also provides leasing services for vacation rentals within the RV communities.

The UK segment owns, operates, develops, or has an interest in, a portfolio of communities, referred to as holiday parks, and is in the business of acquiring, operating, and developing communities in the United Kingdom. It also provides home sales and associated site license activities to owners and tenants within the communities.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

A presentation of segment financial information is summarized as follows (in millions):

	Three Months Ended
	March 31, 2025				March 31, 2024(1)
	MH	RV	UK	Total	MH	RV	UK	Total
Revenue
Income from real property	$248.8	$73.8	$31.3		$237.6	$70.0	$35.4
Income from real property - transient	0.5	28.1	1.9		0.4	34.5	2.6
Home sales	21.7	7.0	38.5		26.7	6.1	36.1
Ancillary	2.5	5.8	4.2		2.6	6.4	4.3
Total Functional Revenue	$273.5	$114.7	$75.9	$464.1	$267.3	$117.0	$78.4	$462.7

Expenses
Payroll - Real property	14.0	17.5	6.0		14.6	17.4	5.8
Utilities - Real property	25.4	15.3	7.9		23.0	13.9	8.1
Legal, taxes, and insurance - Real property	7.6	3.2	0.4		8.5	3.7	0.3
Supplies and repairs - Real property	9.6	5.9	5.5		9.0	4.8	4.4
Other expenses - Real property	2.5	8.2	2.3		2.9	7.2	2.4
Real estate taxes - Real property	17.7	7.1	1.9		17.4	6.4	1.7
Home sales - Cost of sales			23.0				21.2
Ancillary - Cost of goods sold			1.5				1.8
Other segment items(2)	21.4	11.7	10.4		25.0	10.8	9.3
Total NOI	$175.3	$45.8	$17.0	$238.1	$166.9	$52.8	$23.4	$243.1

Adjustments to arrive at net income
Interest income				4.4				4.5
Brokerage commissions and other revenues, net				1.7				2.0
General and administrative expense				(57.0)				(61.8)
Catastrophic event-related charges, net				0.1				(7.2)
Depreciation and amortization				(123.7)				(121.0)
Asset impairments				(24.0)				(19.8)
Loss on extinguishment of debt (see Note 9)				—				(0.6)
Interest expense				(82.1)				(89.7)
Gain on foreign currency exchanges				8.7				1.1
Gain / (loss) on dispositions of properties				(1.1)				5.4
Other income / (expense), net				5.7				(2.4)
Loss on remeasurement of notes receivable				(0.2)				(0.7)
Income from nonconsolidated affiliates (see Note 8)				3.0				1.4
Gain on remeasurement of investment in nonconsolidated affiliates				—				5.2
Current tax expense (see Note 13)				(1.9)				(1.9)
Deferred tax benefit (see Note 13)				5.2				5.7
Loss from Continuing Operations				(23.1)				(36.7)
Income / (loss) from discontinued operations, net				(18.5)				11.2
Net Loss				(41.6)				(25.5)
Less: Preferred return to preferred OP units / equity interests				3.1				3.2
Less: Loss attributable to noncontrolling interests				(1.9)				(1.3)
Net Loss Attributable to SUI Common Shareholders				$(42.8)				$(27.4)
(1)Recast to reflect discontinued operations, refer to Note 2, "Assets Held for Sale and Discontinued Operations," for additional information.
(2)Other segment items for each reportable segment include:
MH and RV – costs related to home sales and ancillary, specifically payroll, utilities, legal, taxes and insurance, supplies and repairs, and other expenses.
UK – other costs related to home sales and ancillary, specifically home sales commission expense, payroll, utilities, legal, taxes, and insurance, supplies and repairs, and other expenses.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	March 31, 2025				December 31, 2024(1)
	MH	RV	UK	Consolidated	MH	RV	UK	Consolidated
Identifiable Assets
Investment property, net	$4,986.0	$3,463.1	$2,329.1	$10,778.2	$5,114.7	$3,505.8	$2,244.6	$10,865.1
Cash, cash equivalents and restricted cash	61.0	31.7	4.7	97.4	32.3	16.7	8.1	57.1
Inventory of manufactured homes	76.8	29.7	65.9	172.4	52.4	15.3	62.1	129.8
Notes and other receivables, net	230.0	97.0	46.7	373.7	233.4	121.4	75.3	430.1
Collateralized receivables, net	49.3	—	—	49.3	51.2	—	—	51.2
Goodwill	—	9.5	—	9.5	—	9.5	—	9.5
Other intangible assets, net	8.4	25.7	67.1	101.2	9.5	26.3	66.7	102.5
Other assets, net	230.7	40.4	178.2	449.3	261.1	37.0	144.3	442.4
Assets held for sale & discontinued operations, net	35.9	—	—	4,474.6	—	47.2	—	4,461.7
Total Assets	$5,678.1	$3,697.1	$2,691.7	$16,505.6	$5,754.6	$3,779.2	$2,601.1	$16,549.4
(1)Recast to reflect segment changes from discontinued operations. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," for additional information.

	March 31, 2025	% of Total	December 31, 2024	% of Total
North America(1)	$13,813.9	83.7%	$13,948.3	84.3%
United Kingdom	2,691.7	16.3%	2,601.1	15.7%
Total Assets	$16,505.6	100.0%	$16,549.4	100.0%
(1)Includes $4,438.7 million and $4,414.5 million of total assets from discontinued operations as of March 31, 2025 and December 31, 2024, respectively. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," for additional information.

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

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation, which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT during the three months ended March 31, 2025.

As a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on the ordinary taxable income we distribute to our shareholders as dividends. If we fail to qualify as a REIT in any taxable year, our taxable income could be subject to U.S. federal income tax at regular corporate rates. Even if we qualify as a REIT, we may be subject to certain state and local income taxes, as well as U.S. federal income and excise taxes on our undistributed income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes. We are also subject to local income taxes in Canada and the United Kingdom due to certain properties located in those jurisdictions. We do not provide for withholding taxes on our undistributed earnings from our Canadian subsidiaries as they are reinvested and will continue to be reinvested indefinitely outside of the U.S. As currently structured, we are not subject to United Kingdom withholding taxes on distributions from our United Kingdom properties.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards, depreciation, interest and basis differences between tax and GAAP. Our deferred tax assets that have a full valuation allowance relate to our taxable REIT subsidiaries. The deferred tax liability balance is comprised primarily of basis differences in our foreign investment in properties in the United Kingdom and Canada. The net deferred tax assets and deferred tax liabilities are recorded within Other assets, net and Other liabilities, respectively, on our Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.

The deferred tax assets and liabilities included in the Consolidated Balance Sheets consist of the following (in millions):

	As of
	March 31, 2025	December 31, 2024
Deferred tax assets, net of valuation allowance	$96.2	$93.4
Deferred tax liabilities	(365.5)	(360.4)
Net Deferred Tax Liability	$(269.3)	$(267.0)

Tax expenses for federal, state, Canadian and UK income taxes were as follows (in millions):

	Three Months Ended
	March 31, 2025	March 31, 2024
Current tax expense	$(1.9)	$(1.9)
Deferred tax benefit	$5.2	$5.7

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Computations of basic and diluted EPS were as follows (in millions, except for per share data):

	Three Months Ended
	March 31, 2025	March 31, 2024
Numerator for basic EPS
Net loss from continuing operations	$(23.1)	$(36.7)
Preferred return to preferred OP units equity interests	(3.1)	(3.2)
Income attributable to noncontrolling interests	1.9	1.3
Net loss from continuing operations attributable to SUI common shareholders	(24.3)	(38.6)
Less: allocation to restricted stock awards	(0.3)	(0.2)
Basic earnings - net loss from continuing operations after allocation to restricted stock awards	(24.0)	(38.4)
Basic earnings - net income / (loss) from discontinued operations	(18.5)	11.2
Basic earnings - net loss attributable to common shareholders after allocation to restricted stock awards	$(42.5)	$(27.2)

Numerator for diluted EPS
Basic earnings - net loss from continuing operations after allocation to restricted stock awards	$(24.0)	$(38.4)
Add: allocation to common and preferred OP units dilutive effect	(1.0)	(0.8)
Add: allocation to restricted stock awards	(0.3)	(0.2)
Diluted net loss from continuing operations attributable to SUI common shareholders	(25.3)	(39.4)
Diluted net income / (loss) from discontinued operations	(18.5)	11.2
Diluted earnings - net loss attributable to common shareholders after allocation to common and preferred OP units(1)	$(43.8)	$(28.2)

Denominator
Weighted average common shares outstanding	126.6	123.6
Add: dilutive restricted stock	0.3	0.3
Add: common and preferred OP units dilutive effect	2.9	2.7
Diluted weighted average common shares and securities(1)	129.8	126.6

EPS Available to Common Shareholders After Allocation
Basic loss per share continuing operations	$(0.19)	$(0.31)
Basic earnings / (loss) per share discontinued operations	$(0.15)	$0.09
Basic loss per share	$(0.34)	$(0.22)

Diluted loss per share continuing operations	$(0.19)	$(0.31)
Diluted earnings / (loss) per share discontinued operations	$(0.15)	$0.09
Diluted loss per share(1)	$(0.34)	$(0.22)
(1) For the three months ended March 31, 2025 and 2024, diluted earnings per share was calculated using the treasury stock method for restricted common shares as the application of this method resulted in a more diluted earnings per share during those periods.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We have excluded certain potentially dilutive securities from the computation of diluted EPS because the inclusion of those securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computations of diluted EPS as of March 31, 2025 and 2024 (in thousands):

	As of
	March 31, 2025	March 31, 2024
A-1 preferred OP units	171	192
A-3 preferred OP units	40	40
Series C preferred OP units	292	306
Series D preferred OP units	489	489
Series E preferred OP units	80	80
Series F preferred OP units	90	90
Series G preferred OP units	5	206
Series H preferred OP units	581	581
Series J preferred OP units	236	238
Series K preferred OP units	1,000	1,000
Series L preferred OP units	20	20
Redemption rights - Series G preferred OP units(1)	201	N/A
Total Securities	3,205	3,242
(1)In January 2025, we issued a redemption right to repurchase Series G preferred OP units to a real estate developer as part of a non-monetary transaction. The redemption right was antidilutive during the three months ended March 31, 2025. Refer to Note 10, "Equity and Temporary Equity," for additional information.

15. Derivative Financial Instruments

We hold treasury rate lock contracts, interest rate swaps, and forward swaps for interest rate risk management purposes. We do not enter into derivative instruments for speculative purposes. As of March 31, 2025 and December 31, 2024, we held 11 derivative contracts during each period, which have each been designated as cash flow hedges under ASC 815, "Derivatives and Hedging." The risks being hedged are the interest rate risk related to outstanding floating rate debt and forecasted debt issuance transactions, and the benchmark interest rates used are the SOFR and the SONIA Rate.

The following table presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts (in millions):

	March 31, 2025			December 31, 2024
Derivatives Designated as Cash Flow Hedges	Notional	Fair Value of Assets(1)	Fair Value of Liabilities(2)	Notional	Fair Value of Assets(1)	Fair Value of Liabilities(2)
Interest rate derivatives	$946.4	$1.3	$2.1	$927.6	$6.3	$1.3
(1)Included within Other assets, net on the Consolidated Balance Sheets.
(2)Included within Other liabilities on the Consolidated Balance Sheets.

Refer to Note 16, "Fair Value Measurements," for additional information related to the fair value methodology used for derivative financial instruments. Refer to Note 20, "Subsequent Events," for derivative activity subsequent to March 31, 2025.

The following table presents the gains / (losses) on derivatives in cash flow hedging relationships recognized in OCI (in millions):

	Three Months Ended
Derivatives Designated as Cash Flow Hedges	March 31, 2025	March 31, 2024
Interest rate derivatives	$(3.8)	$8.8

The following table presents the amount of gains on derivative instruments reclassified from AOCI into earnings (in millions):

Derivatives Designated as Cash Flow Hedges	Financial Statement Classification	Three Months Ended
		March 31, 2025	March 31, 2024
Interest rate derivatives	Interest expense	$3.6	$4.9

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical, or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severity, etc.) in active markets or can be corroborated by observable market data; and

Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The unobservable inputs reflect our assumptions about the assumptions that market participants would use.

Assets by Hierarchy Level

The table below sets forth our financial assets and liabilities (in millions) that required disclosure of fair value on a recurring basis as of March 31, 2025. The table presents the carrying values and fair values of our financial instruments as of March 31, 2025 and December 31, 2024, that were measured using the valuation techniques described above. The table excludes other financial instruments such as other receivables and accounts payable as the carrying values associated with these instruments approximate their fair value since their maturities are less than one year. These financial instruments are classified as Level 1 in the hierarchy.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	March 31, 2025
		Fair Value
	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets
Cash, cash equivalents and restricted cash	$97.4	$97.4	$—	$—	$97.4
Installment notes receivable on manufactured homes, net	105.6	—	—	105.6	105.6
Notes receivable from real estate developers and operators	89.5	—	—	89.5	89.5
Collateralized receivables, net	49.3	—	—	49.3	49.3
Derivative assets	1.3	—	1.3	—	1.3
Total Assets Measured at Fair Value	$343.1	$97.4	$1.3	$244.4	$343.1

Financial Liabilities
Mortgage loans payable	$3,151.4	$—	$2,866.7	$—	$2,866.7
Secured borrowings on collateralized receivables	49.3	—	—	49.3	49.3
Total secured debt	3,200.7	—	2,866.7	49.3	2,916.0
Unsecured debt
Senior unsecured notes	2,677.3	—	2,537.1	—	2,537.1
Line of credit	1,470.1	—	1,470.1	—	1,470.1
Total unsecured debt	4,147.4	—	4,007.2	—	4,007.2
Derivative liabilities	2.1	—	2.1	—	2.1
Other financial liabilities (contingent consideration)	0.8	—	—	0.8	0.8
Total Liabilities Measured at Fair Value	$7,351.0	$—	$6,876.0	$50.1	$6,926.1

	December 31, 2024
		Fair Value
	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets
Cash, cash equivalents and restricted cash	$57.1	$57.1	$—	$—	$57.1
Installment notes receivable on manufactured homes, net	93.9	—	—	93.9	93.9
Notes receivable from real estate developers and operators	148.5	—	—	148.5	148.5
Collateralized receivables, net	51.2	—	—	51.2	51.2
Derivative assets	6.3	—	6.3	—	6.3
Total Assets Measured at Fair Value	$357.0	$57.1	$6.3	$293.6	$357.0

Financial Liabilities
Mortgage loans payable	$3,212.2	$—	$2,952.4	$—	$2,952.4
Secured borrowings on collateralized receivables	51.2	—	—	51.2	51.2
Total secured debt	3,263.4	—	2,952.4	51.2	3,003.6
Unsecured debt
Senior unsecured notes	2,676.3	—	2,476.8	—	2,476.8
Line of credit	1,413.1	—	1,413.1	—	1,413.1
Total unsecured debt	4,089.4	—	3,889.9	—	3,889.9
Derivative liabilities	1.3	—	1.3	—	1.3
Other financial liabilities (contingent consideration)	11.3	—	—	11.3	11.3
Total Liabilities Measured at Fair Value	$7,365.4	$—	$6,843.6	$62.5	$6,906.1

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

Installment Notes Receivable on Manufactured Homes and Collateralized Receivables

Installment notes receivable on manufactured homes are recorded at fair value and are measured using model-derived indicative pricing using primarily unobservable inputs, inclusive of default rates, interest rates and recovery rates (Level 3). Refer to Note 5, "Notes and Other Receivables," and Note 6, "Collateralized Receivables and Transfers of Financial Assets," for additional information.

Notes Receivable from Real Estate Developers and Operators

Notes receivable from real estate developers and operators are recorded at fair value and are measured using model-derived indicative pricing using primarily unobservable inputs including interest rates and counterparty performance (Level 3). The carrying values of the notes generally approximate their fair market values either due to the nature of the note and / or the note being secured primarily by underlying real estate and other collateral and / or personal guarantees. Refer to Note 5, "Notes and Other Receivables," for additional information.

Derivative Assets and Liabilities - Interest Rate Derivatives

Interest rate derivatives are recorded at fair value and consist of interest rate swaps and forward swaps. The fair value of these financial instruments are measured using observable inputs based on the SOFR and SONIA Rates, respectively (Level 2).

Secured Debt

Secured debt consists primarily of our mortgage term loans. The fair value of mortgage term loans is based on management estimates and on rates currently quoted, rates currently prevailing for comparable loans and instruments of comparable maturities (Level 2). Refer to Note 9, "Debt and Line of Credit," for additional information.

Secured borrowings on collateralized receivables - recorded at fair value and adjusted based on the same interest rates as the related collateralized receivables (Level 3). Refer to Note 6, "Collateralized Receivables and Transfers of Financial Assets," and Note 9, "Debt and Line of Credit," for additional information.

Unsecured Debt

Senior unsecured notes - the fair value of senior unsecured notes is based on the estimates of management and on rates currently quoted, rates currently prevailing for comparable loans and instruments of comparable maturities (Level 2). Refer to Note 9, "Debt and Line of Credit," for additional information.

Line of credit and other unsecured debt - consists primarily of our Senior Credit Facility. We have variable rates on our Senior Credit Facility. The fair value of the debt with variable rates approximates carrying value as the interest rates of these amounts approximate market rates (Level 2). The estimated fair value of our debt as of March 31, 2025 approximated its gross carrying value.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Level 3 Reconciliation, Measurements and Transfers

We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. Availability of secondary market activity and consistency of pricing from third-party sources impacts our ability to classify securities as Level 2 or Level 3. There were no transfers into or out of Level 3 during the three months ended March 31, 2025.

The following tables summarize changes to our financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended
	March 31, 2025				March 31, 2024
Assets	Installment Notes Receivable on MH, net		Notes Receivable From Real Estate Developers and Operators	Collateralized Receivables, net	Installment Notes Receivable on MH, net		Notes Receivable From Real Estate Developers and Operators		Collateralized Receivables, net
Level 3 beginning balance at December 31, 2024 and 2023	$93.9		$148.5	$51.2	$19.6		$134.5		$56.2
Realized gains / (losses)	(0.2)	(1)	—	—	—	(1)	(0.8)	(1)	1.6	(2)
Purchases and issuances	13.4		1.6	—	19.4		5.0		—
Sales and settlements	(1.5)		(60.7)	(1.2)	(0.7)		(10.9)		(1.3)
Dispositions of properties	—		—	(0.7)	—		—		—
Foreign currency exchange gains / (losses)	—		0.1	—	—		(0.1)		—
Other adjustments	—		—	—	—		—		—
Level 3 ending balance at March 31, 2025 and 2024	$105.6		$89.5	$49.3	$38.3		$127.7		$56.5
(1) Recorded within Loss on remeasurement of notes receivable on the Consolidated Statements of Operations.
(2) Recorded within Other income / (expense), net on the Consolidated Statements of Operations.

	Three Months Ended
	March 31, 2025		March 31, 2024
Liabilities	Secured Borrowing on Collateralized Receivables	Contingent Consideration	Secured Borrowing on Collateralized Receivables	Contingent Consideration
Level 3 beginning balance December 31, 2024 and 2023	$51.2	$11.3	$55.8	$11.3
Realized losses(1)	—	—	1.6	—
Purchases and issuances	—	—	—	—
Sales and settlements	(1.9)	(9.0)	(1.3)	—
Other adjustments	—	(1.5)	—	—
Level 3 ending balance at March 31, 2025 and 2024	$49.3	$0.8	$56.1	$11.3
(1) Recorded within Other income / (expense), net on the Consolidated Statements of Operations.

Fair Value Measurements on a Nonrecurring Basis

We review the carrying value of long-lived assets to be held for use for impairment quarterly or whenever events or changes in circumstances indicate a possible impairment. During the three months ended March 31, 2025, we recognized asset impairment charges of $20.5 million related to pre-construction development costs at seven of our MH and RV properties for which the related development projects are no longer probable of being realized. The impairment charges reduce the aggregate carrying values of the impaired properties to $93.4 million. The fair value measurement was determined by estimating discounted cash flows using certain unobservable Level 3 inputs, based on the expectation that the development projects are no longer probable of being realized.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available as of March 31, 2025. As such, our estimates of fair value could differ significantly from the actual carrying value.

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

Catastrophic Event-Related Charges

Hurricanes Helene and Milton - In September and October 2024, Hurricane Helene and Hurricane Milton, respectively, made landfall in Florida and subsequently impacted several of our properties in the Southeastern and Mid-Atlantic region of the U.S.

Estimated property insurance recoveries, excluding business interruption recoveries, of $22.4 million related to Hurricane Helene and Hurricane Milton, were recorded in Notes and other receivables, net, on the Consolidated Balance Sheets as of March 31, 2025. The table below sets forth changes in estimated property insurance recoveries, excluding business interruption recoveries (in millions):

Three Months Ended March 31, 2025
Total estimated insurance receivable - December 31, 2024	$16.7
Change in estimated property insurance recoveries	11.4
Proceeds received from insurer	(5.7)
Total estimated insurance receivable - March 31, 2025	$22.4

Hurricane Ian - In September 2022, Hurricane Ian primarily affected three RV properties in the Fort Myers area, comprising approximately 2,500 sites. We maintain property, casualty, flood, and business interruption insurance for our community portfolio, subject to customary deductibles and limits.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Estimated property insurance recoveries, excluding business interruption recoveries, of $48.0 million related to Hurricane Ian, were recorded in Notes and other receivables, net, on the Consolidated Balance Sheets as of March 31, 2025. The table below sets forth changes in estimated property insurance recoveries, excluding business interruption recoveries (in millions):

Three Months Ended March 31, 2025
Total estimated insurance receivable - December 31, 2024	$49.2
Change in estimated property insurance recoveries	(1.2)
Proceeds received from insurer	—
Total estimated insurance receivable - March 31, 2025(1)	$48.0
(1) Refer to Note 20, "Subsequent Events," for activity occurring subsequent to March 31, 2025.

We are actively working with our insurance providers on claims for business interruption recoveries. During the three months ended March 31, 2025 we did not recognize any business interruption recoveries for lost earnings from Hurricane Ian. The related communities are under redevelopment and we have gradually started to lease developed sites at these communities to customers. However, we currently cannot estimate a date when operating results will be restored to pre-hurricane levels. Our business interruption insurance policy provides for up to 60 months of coverage from the date of restoration.

Other - In December 2023, one of our RV properties with approximately 300 sites sustained property damage due to heavy rainfall and flooding in the North Conway, New Hampshire area. During the year ended December 31, 2024, we recognized incremental charges of $12.0 million related to the impacted property, comprised of $3.1 million for impaired assets, and $8.9 million for debris removal, cleanup, and repairs. We received $6.4 million in insurance proceeds during the year ended December 31, 2024 related to the flood event. The charges and related proceeds were recorded within Catastrophic event-related charges, net in our Consolidated Statements of Operations. The foregoing estimates are based on current information available after the preliminary review of the damages incurred. Actual charges and insurance recoveries could differ from these estimates. Any changes to these estimates will be recognized in the period(s) in which they are determined.

The foregoing estimates are based on current information available, and we continue to assess these estimates. Actual charges and insurance recoveries could vary significantly from these estimates. Any changes to these estimates will be recognized in the period(s) in which they are determined.

18. Leases

Lessee Accounting

We lease land under non-cancelable operating leases at certain MH, RV, and UK properties expiring at various dates through 2100. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of revenues at those properties. We also have other operating leases, primarily office space and equipment expiring at various dates through 2042.

Future minimum lease payments under non-cancellable leases as of March 31, 2025 where we are the lessee include (in millions):

Maturity of Lease Liabilities	Finance Leases	Operating Leases	Total
2025 (excluding three months ended March 31, 2025)	$4.8	$4.5	$9.3
2026	0.9	5.5	6.4
2027	0.9	3.5	4.4
2028	0.9	3.0	3.9
2029	0.7	2.6	3.3
Thereafter	37.1	71.8	108.9
Total Lease Payments	$45.3	$90.9	$136.2
Less: Imputed interest	(31.0)	(56.9)	(87.9)
Present Value of Lease Liabilities	$14.3	$34.0	$48.3

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Right-of-use ("ROU") assets and lease liabilities for finance and operating leases as included in our Consolidated Balance Sheets are as follows (in millions):

	Financial Statement Classification	As of
Description		March 31, 2025	December 31, 2024
Lease Assets
Finance lease - ROU asset, net of accumulated amortization	Investment property, net	$30.3	$31.3
Operating lease - ROU asset, net	Other assets, net	$52.9	$52.4
Below market operating leases, net	Other assets, net	$24.5	$24.6
Lease Liabilities
Finance lease liabilities	Other liabilities	$14.3	$14.2
Operating lease liabilities	Other liabilities	$34.0	$34.5

The components of lease costs for finance and operating leases as included in our Consolidated Statements of Operations are as follows (in millions):

	Financial Statement Classification	Three Months Ended
Description		March 31, 2025	March 31, 2024
Finance Lease Cost
Amortization of ROU assets	Depreciation and amortization	$—	$0.7
Interest on lease liabilities	Interest expense	0.1	0.2
Operating lease cost	General and administrative expense, Property operating and maintenance, Depreciation and amortization	0.9	1.1
Variable lease cost	Property operating and maintenance	0.4	0.4
Total Lease Cost		$1.4	$2.4

Lease term, discount rates and additional information for finance and operating leases are as follows:

	As of
	March 31, 2025	December 31, 2024
Lease Term and Discount Rate
Weighted-average Remaining Lease Terms (years)
Finance lease	33.55	33.79
Operating lease	39.37	42.59
Weighted-average Discount Rate
Finance lease	3.66%	3.63%
Operating lease	3.91%	3.90%

	Three Months Ended
	March 31, 2025	March 31, 2024
Other Information (in millions)
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash outflows for operating leases	$1.1	$0.8
Financing cash outflows for finance leases	0.2	0.2
Total Cash Paid on Lease Liabilities	$1.3	$1.0

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Lessor Accounting

We are not the lessor for any finance leases at our MH, RV, or UK properties as of March 31, 2025.

Nearly all of our operating leases with our residents and customers at our MH, RV, and UK properties where we are the lessor are for a time period not to exceed one year or month-to-month. As of March 31, 2025, future minimum lease payments with our residents or customers would not exceed 12 months. We do not have any operating leases with real estate operators on our MH, RV, or UK properties.

Failed Sale Leaseback

In connection with our acquisition of Park Holidays, we assumed ground lease arrangements for 34 UK properties that we concluded to be failed sale-leaseback transactions under ASC 842, "Leases." The arrangements have maturities ranging from 2117 through 2197 with an option to repurchase for £1.00 at the end of the term. The obligation related to the underlying ground leases has been recorded as a financial liability in Other Liabilities on the Consolidated Balance Sheets. The financial liability was $368.4 million and $355.9 million as of March 31, 2025 and December 31, 2024, respectively. The following table presents the future minimum rental payments for this financial liability as of March 31, 2025 (in millions):

Maturity of Financial Liability	March 31, 2025
2025 (excluding three months ended March 31, 2025)	$9.0
2026	12.1
2027	12.2
2028	12.3
2029	12.4
Thereafter	1,779.2
Total Payments	1,837.2
Less: Imputed interest	(1,468.8)
Present Value of Financial Liability	$368.4

19. Recent Accounting Pronouncements

Recent Accounting Pronouncements - Adopted

On January 1, 2024, we adopted ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." In accordance with the new standard, we have provided enhanced disclosure of significant segment expenses that are regularly provided to the CODM to assess segment performance, an amount and description of the composition for other segment items to reconcile to segment profit or loss, and the title and position of our chief operating decision maker. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements. Refer to Note 12, "Segment Reporting," for additional information.

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

20. Subsequent Events

Property Insurance Recovery

In April 2025, we received net cash proceeds of $49.9 million to settle our estimated property insurance receivable related to Hurricane Ian. The amount of net cash proceeds received in excess of our estimated insurance receivable of $1.9 million will be recognized as a gain during the three months ending June 30, 2025.

Safe Harbor Sale

Subsequent to the three months ended March 31, 2025, we completed the initial closing of the Safe Harbor Sale, which generated approximately $5.25 billion of pre-tax cash proceeds, net of transaction and employee separation costs. In conjunction with the initial closing, we expect to record an estimated gain on sale of approximately $1.4 billion within Income / (loss) from discontinued operations, net during the three months ending June 30, 2025. Recognition of the gain on sale in discontinued operations in the following quarter is expected to result in the realization of certain deferred tax assets that are fully valued as of March 31, 2025. Pursuant to the transaction agreement, 15 Delayed Consent Properties representing approximately $250.0 million of value were not part of the initial closing. In respect of each Delayed Consent Subsidiary, until such time as the third-party consent is received and Buyer acquires the equity interests of the Delayed Consent Subsidiary, an affiliate of Safe Harbor will manage the properties owned by the Delayed Consent Subsidiaries under an arm's-length management agreement; provided, that, the manager is not obligated to continue to manage any such properties for a period longer than three years following the closing of the Safe Harbor Sale. If and when the applicable consent for a Delayed Consent Subsidiary is obtained in the nine months following the signing of the Purchase Agreement, Buyer will, subject to the satisfaction of certain conditions, acquire that Delayed Consent Subsidiary for cash consideration equal to its agreed value. If the required third-party consent for any Delayed Consent Subsidiary is not received by the end of such nine-month period, Buyer will not have the right to acquire any such Delayed Consent Subsidiary, unless such period is extended by the parties.

Debt Repayment

In May 2025, in connection with cash proceeds generated from the Safe Harbor Sale, we settled outstanding debt balances of $1.6 billion under our senior credit facility and $740.0 million of secured mortgage debt, inclusive of prepayment costs. We also announced the planned redemption of $950.0 million, inclusive of prepayment costs, in outstanding unsecured senior notes that is expected to occur on May 10, 2025. We expect to release net accumulated gains on cash flow hedges of $8.7 million from AOCI to earnings during the three months ending June 30, 2025 in conjunction with the settlement of outstanding debt balances that were classified as hedged transactions under ASC 815, "Derivatives and Hedging."

Derivatives

In April 2025, we entered into two forward swap contracts with a notional amount totaling £200.0 million ($254.9 million) to hedge an expected future repayment of a GBP debt borrowing. This has since been settled in connection with the closing of the Safe Harbor Sale.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

In May 2025, we terminated three SOFR swaps with a notional amount totaling $150.0 million and paid an aggregated cash settlement payment of $1.3 million. As of the termination date, the net accumulated loss is included in AOCI and will be reclassified into earnings during the three months ending June 30, 2025, in conjunction with the settlement of the hedged transaction.

We have evaluated our Consolidated Financial Statements for subsequent events through the date that this Form 10-Q was issued.

SUN COMMUNITIES, INC.
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes, along with our 2024 Annual Report.

OVERVIEW

We are a fully integrated REIT. As of March 31, 2025, we owned and operated, directly or indirectly, or had an interest in, a portfolio of 502 developed properties located in the U.S., Canada, and the United Kingdom including 284 MH communities, 165 RV communities, and 53 UK communities. We also owned, operated, or had an interest in a portfolio of 138 marina properties in the U.S. and Puerto Rico, which was classified as discontinued operations as of March 31, 2025.

We have been in the business of operating, acquiring, developing and expanding MH and RV communities since 1975, and communities in the United Kingdom since 2022. We lease individual parcels of land, or sites, with utility access for the placement of manufactured homes and RVs to our MH, RV, and UK customers. Our MH communities are designed to offer affordable housing to individuals and families, while also providing certain amenities. In the U.S., we are also engaged in the marketing, selling and leasing of new and pre-owned homes to current and future residents in our MH communities. The rental program operations within our MH communities support and enhance our occupancy levels, property performance and cash flows. Our RV communities are designed to offer affordable vacation opportunities to individuals and families complemented by a diverse selection of high-quality amenities. In the United Kingdom, our UK communities are referred to as "holiday parks" and are located predominantly at irreplaceable seaside destinations in the south of England. We provide holiday home sales and associated site license activities to holiday homeowners in our communities.

SAFE HARBOR SALE

Subsequent to the three months ended March 31, 2025, we completed the initial closing of the sale of Safe Harbor to Poseidon Holdco I L.P. (f/k/a BIP Poseidon Holdco L.P.) ("Buyer") (the "Safe Harbor Sale"), which generated approximately $5.25 billion of pre-tax cash proceeds, net of transaction and employee separation costs. Pursuant to the transaction agreement, 15 Delayed Consent Properties representing approximately $250.0 million of value were not part of the initial closing. In respect of each Delayed Consent Subsidiary, until such time as the third-party consent is received and Buyer acquires the equity interests of the Delayed Consent Subsidiary, an affiliate of Safe Harbor will manage the properties owned by the Delayed Consent Subsidiaries under an arm's-length management agreement; provided, that, the manager is not obligated to continue to manage any such properties for a period longer than three years following the closing of the Safe Harbor Sale. If and when the applicable consent for a Delayed Consent Subsidiary is obtained in the nine months following the signing of the Purchase Agreement, Buyer will, subject to the satisfaction of certain conditions, acquire that Delayed Consent Subsidiary for cash consideration equal to its agreed value. If the required third-party consent for any Delayed Consent Subsidiary is not received by the end of such nine-month period, Buyer will not have the right to acquire any such Delayed Consent Subsidiary, unless such period is extended by the parties.

The Safe Harbor Sale accelerates our strategy of focusing on our core MH and RV segments and significantly enhances our leverage profile and financial flexibility. We intend to utilize the cash proceeds from the Safe Harbor Sale to implement a capital allocation plan that reflects a balanced, tax-efficient approach to optimize shareholder value through significantly lower leverage, greater financial flexibility to drive sustainable cash flow growth, and a thoughtful capital return strategy.

Refer to Part I, Item 1A, "Risk Factors – Risks Related to the Safe Harbor Sale" in our Annual Report on Form 10-K for the year ended December 31, 2024, Note 2, "Assets Held for Sale and Discontinued Operations," and Note 20, "Subsequent Events," in our accompanying Consolidated Financial Statements for additional details related to the Safe Harbor Sale.

SUN COMMUNITIES, INC.
SIGNIFICANT ACCOUNTING POLICIES

We have identified significant accounting policies that, as a result of the judgments, uncertainties, and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition or results of operations under different conditions or using different assumptions. Details regarding significant accounting policies are described fully in our Annual Report on Form 10-K for the year ended December 31, 2024.

NON-GAAP FINANCIAL MEASURES

In addition to the results reported in accordance with GAAP in our "Results of Operations" below, we have provided information regarding net operating income ("NOI") and funds from operations ("FFO") as supplemental performance measures. We believe NOI and FFO are appropriate measures given their wide use by and relevance to investors and analysts following the real estate industry. NOI provides a measure of rental operations and does not factor in depreciation, amortization, and non-property specific expenses such as general and administrative expenses. FFO, reflecting the assumption that real estate values rise or fall with market conditions, principally adjusts for the effects of GAAP depreciation / amortization of real estate assets. In addition, NOI, and FFO are commonly used in various ratios, pricing multiples / yields and returns and valuation calculations used to measure financial position, performance, and value.

NOI

Total Portfolio NOI - NOI is derived from property operating revenues minus property operating expenses and real estate taxes. NOI is a non-GAAP financial measure that we believe is helpful to investors as a supplemental measure of operating performance because it is an indicator of the return on property investment and provides a method of comparing property performance over time. We use NOI as a key measure when evaluating performance and growth of particular properties and / or groups of properties. The principal limitation of NOI is that it excludes depreciation, amortization, interest expense, and non-property specific expenses such as general and administrative expenses, all of which are significant costs. Therefore, NOI is a measure of the operating performance of our properties rather than of the Company overall. We believe that NOI provides enhanced comparability for investor evaluation of property performance and growth over time.

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

Same Property NOI - This is a management tool used when evaluating the performance and growth of our Same Property portfolio. We define same properties as those we have owned and operated continuously since January 1, 2024. Same properties exclude ground-up development properties, acquired properties, properties classified as discontinued operations, and properties sold after December 31, 2023. The Same Property data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations. Same Property NOI does not include the revenues and expenses related to home sales, and ancillary activities at the properties. We believe that Same Property NOI is helpful to investors as a supplemental comparative performance measure of the income generated from the Same Property portfolio from one period to the next.

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

SUN COMMUNITIES, INC.
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

SUN COMMUNITIES, INC.
RESULTS OF OPERATIONS

The following tables reconcile the Net loss attributable to SUI common shareholders to NOI and summarize our consolidated financial results for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended
	March 31, 2025	March 31, 2024
Net Loss Attributable to SUI Common Shareholders	$(42.8)	$(27.4)
Interest income	(4.4)	(4.5)
Brokerage commissions and other revenues, net	(1.7)	(2.0)
General and administrative	57.0	61.8
Catastrophic event-related charges, net	(0.1)	7.2
Depreciation and amortization	123.7	121.0
Asset impairments	24.0	19.8
Loss on extinguishment of debt (see Note 9)	—	0.6
Interest expense	82.1	89.7
Gain on foreign currency exchanges	(8.7)	(1.1)
(Gain) / loss on disposition of properties	1.1	(5.4)
Other (income) / expense, net	(5.7)	2.4
Loss on remeasurement of notes receivable (see Note 5)	0.2	0.7
Income from nonconsolidated affiliates (see Note 8)	(3.0)	(1.4)
Gain on remeasurement of investment in nonconsolidated affiliates (see Note 8)	—	(5.2)
Current tax expense (see Note 13)	1.9	1.9
Deferred tax benefit (see Note 13)	(5.2)	(5.7)
(Income) / loss from discontinued operations, net	18.5	(11.2)
Add: Preferred return to preferred OP units / equity interests	3.1	3.2
Add: Loss attributable to noncontrolling interests	(1.9)	(1.3)
NOI	$238.1	$243.1

	Three Months Ended
	March 31, 2025	March 31, 2024
Real property NOI(1)	$226.4	$229.0
Home sales NOI(1)	14.6	17.0
Ancillary NOI(1)	(2.9)	(2.9)
NOI	$238.1	$243.1
(1) Excludes properties classified as discontinued operations. During the three months ended March 31, 2025 and 2024, our marina properties generated total NOI of $64.3 million and $61.8 million, respectively, which was recorded within Income / (loss) from discontinued operations, net on the Consolidated Statements of Operations. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," for additional information.

Seasonality of Revenue

The RV and UK segments are seasonal and the results of operations in any one period may not be indicative of results in future periods.

In the RV segment, certain properties maintain higher occupancy during the summer months, while other properties maintain higher occupancy during the winter months. Based on the location of our properties with transient RV sites, our portfolio generally produces higher revenues between April and September than between October and March. In the UK segment, vacation rental sites generally produce higher revenues between March and October. During the three months ended March 31, 2025, we recognized aggregate Real property - transient revenue from our segments of $30.5 million in the first quarter. During the year ended December 31, 2024, we recognized Real property - transient revenue as follows:

	Real property - transient revenue (in millions)	During the Three Months Ended
Year		March 31	June 30	September 30	December 31	Total
2024	$296.4	12.7%	27.6%	46.6%	13.1%	100.0%

SUN COMMUNITIES, INC.
Real Property Operations - Total Portfolio

The following tables reflect certain financial and other information for our real estate operations by segment as of and for the three months ended March 31, 2025 and 2024 (in millions, except for statistical information).

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
Financial Information	MH	RV	UK	Total	MH	RV	UK	Total
Revenues
Real property (excluding transient)	$248.8	$73.8	$31.3	$353.9	$237.6	$70.0	$35.4	$343.0
Real property - transient	0.5	28.1	1.9	30.5	0.4	34.5	2.6	37.5
Total operating revenues	249.3	101.9	33.2	384.4	238.0	104.5	38.0	380.5
Expenses
Property operating expenses	76.8	57.2	24.0	158.0	75.5	53.3	22.7	151.5
Real Property NOI	$172.5	$44.7	$9.2	$226.4	$162.5	$51.2	$15.3	$229.0

	As of March 31, 2025				As of March 31, 2024
Other Information	MH	RV	UK	Total	MH	RV	UK	Total
Number of Properties	284	165	53	502	295	180	54	529
Sites
Sites(1)	97,320	31,960	17,510	146,790	99,930	33,290	18,110	151,330
Transient sites	N/A	23,810	4,250	28,060	N/A	25,560	3,220	28,780
Total	97,320	55,770	21,760	174,850	99,930	58,850	21,330	180,110

Occupancy	97.3%	100.0%	89.8%	97.0%	96.7%	100.0%	88.9%	96.5%
N/M = Not meaningful. N/A = Not applicable.
(1) MH annual sites included 11,495 and 10,300 rental homes in our rental program as of March 31, 2025 and 2024, respectively. Our investment in occupied rental homes at March 31, 2025 was $812.1 million, an increase of 16.6% from $696.3 million at March 31, 2024.

For the three months ended March 31, 2025, the $2.6 million, or 1.1% decrease in Real Property NOI as compared to the same period in 2024, consists of a decrease of $4.5 million from Same Property RV, a decrease of $0.6 million from Same Property UK, and a decrease of $11.6 million, net from other recently acquired or developed properties and other items, partially offset by an increase of $14.1 million from Same Property MH.

SUN COMMUNITIES, INC.
Real Property Operations - North America Same Property Portfolio

Same Property refers to properties that we have owned for at least the preceding year, exclusive of properties recently completed or under construction, properties classified as discontinued operations, and other properties as determined by management. The Same Property data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations. In order to evaluate the growth of the Same Property portfolio, management has classified certain items differently than our GAAP statement. The reclassification difference between our GAAP statements and our Same Property portfolio is the reclassification of utility revenues from real property revenue to operating expenses. Additionally, prior period Canadian currency figures have been translated at 2025 average exchange rates for constant currency comparability.

The following tables reflect certain financial and other information for our Same Property MH and RV portfolios as of and for the three months ended March 31, 2025 and 2024 (in millions, except for statistical information):

	Three Months Ended
	March 31, 2025			March 31, 2024			Total Change	% Change(c)
	MH(a)	RV(a)	Total	MH(a)	RV(a)	Total		MH	RV	Total(d)
Financial Information
Same Property Revenues
Real property (excluding transient)	$227.5	$67.6	$295.1	$212.0	$62.7	$274.7	$20.4	7.3%	7.8%	7.4%
Real property - transient	0.5	26.3	26.8	0.4	33.1	33.5	(6.7)	20.2%	(20.6)%	(20.1)%
Total Same Property operating revenues	228.0	93.9	321.9	212.4	95.8	308.2	13.7	7.3%	(2.0)%	4.4%
Same Property Expenses
Same Property operating expenses(b)(d)	56.3	49.1	105.4	54.8	46.5	101.3	4.1	2.8%	5.5%	4.0%
Real Property NOI(d)	$171.7	$44.8	$216.5	$157.6	$49.3	$206.9	$9.6	8.9%	(9.1)%	4.6%

Other information
Number of properties	281	157	438	281	157	438
Sites, wet slips and dry storage spaces	96,830	53,620	150,450	96,550	53,580	150,130

(a) Same Property results for our MH and RV properties reflect constant currency for comparative purposes. Canadian currency figures in the prior comparative period have been translated at the average exchange rate during the three months ended March 31, 2025 of $0.6966 USD per Canadian dollar, respectively.
(b) We net certain utilities revenues (which include utility reimbursement revenues from residents) against related utility expenses in property operating expenses as follows (in millions):

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	MH	RV	Total	MH	RV	Total
Utility revenue netted against related utility expense	$19.5	$4.3	$23.8	$18.2	$4.1	$22.3

(c) Percentages are calculated based on unrounded numbers.

SUN COMMUNITIES, INC.
Real Property Operations - North America Same Property Portfolio (Continued)

(d) Total Same Property operating expenses consist of the following components for the periods shown (in millions), and exclude amounts invested into recently acquired properties to bring them up to our standards.

	Three Months Ended
	March 31, 2025	March 31, 2024	Change	% Change(c)
Payroll and benefits	$30.1	$30.4	$(0.3)	(1.1)%
Real estate taxes	24.2	22.9	1.3	5.7%
Supplies and repairs	14.9	13.2	1.7	12.9%
Utilities	16.1	13.7	2.4	17.6%
Legal, state / local taxes, and insurance	10.4	11.6	(1.2)	(10.2)%
Other	9.7	9.5	0.2	2.2%
Total Same Property Operating Expenses	$105.4	$101.3	$4.1	4.0%

	As of
	March 31, 2025		March 31, 2024
	MH	RV	MH	RV
Other Information
Number of properties	281	157	281	157
Sites
MH and annual RV sites	96,830	31,040	96,550	29,710
Transient RV sites	N/A	22,580	N/A	23,870
Total	96,830	53,620	96,550	53,580
MH and Annual RV Occupancy
Occupancy(a)	97.5%	100.0%	97.0%	100.0%
Average monthly base rent per site	$724	$672	$688	$636
% change in monthly base rent(b)	5.2%	5.7%	N/A	N/A
Rental Program Statistics included in MH
Number of occupied sites, end of period(c)	11,100	N/A	9,970	N/A
Monthly rent per site - MH rental program	$1,352	N/A	$1,317	N/A
% change(c)	2.7%	N/A	N/A	N/A
N/A = Not applicable.
(a) Same Property adjusted blended occupancy for MH and RV combined increased to 99.0% at March 31, 2025, from 97.5% at March 31, 2024. The 150 basis point increase was driven by MH expansion fills and the conversion of transient RV sites to annual sites. Same Property blended occupancy for MH and RV was 98.1% at March 31, 2025, up 40 basis points from 97.7% at March 31, 2024.
(b) Calculated using actual results without rounding.
(c) Occupied rental program sites in Same Property are included in total sites.

SUN COMMUNITIES, INC.
Real Property Operations - UK Same Property Portfolio

The following tables reflect certain financial and other information for our Same Property UK portfolio as of and for the three months ended March 31, 2025 and 2024 (in millions, except for statistical information):

	Three Months Ended
	March 31, 2025	March 31, 2024	% Change(b)
Financial Information(a)
Same Property Revenues
Real property (excluding transient)	$25.3	$24.5	3.5%
Real property - transient	1.8	2.6	(30.9)%
Total Same Property operating revenues	27.1	27.1	0.2%
Same Property Expenses
Same Property operating expenses(c)	17.1	16.5	3.8%
Real Property NOI	$10.0	$10.6	(5.4)%
Other Information
Number of properties	51	51	—
(a) Same Property results for our UK properties reflect constant currency for comparative purposes. United Kingdom currency figures in the prior comparative period have been translated at the average exchange rate of $1.2588 USD per pound sterling, during the three months ended March 31, 2025, respectively.
(b) Percentages are calculated based on unrounded numbers.
(c) We net certain utility revenues (which include utility reimbursement revenues from residents) against related utility expenses in property operating expenses as follows (in millions):

	Three Months Ended
	March 31, 2025	March 31, 2024
Utility revenue netted against related utility expense	$5.3	$4.6

UK Same Property Summary

	As of
	March 31, 2025	March 31, 2024
Other Information
Number of properties	51	51
Sites
UK	16,780	16,710
UK Transient	3,400	3,180
Occupancy(b)	89.9%	89.6%
Average monthly base rent per site	$541	$520
% change in monthly base rent(a)	4.0%	N/A
(a) Calculated using actual results without rounding.
(b) Adjusting for recently delivered and vacant expansion sites, Same Property adjusted occupancy decreased by 60 basis points year over year, to 90.1% at March 31, 2025, from 90.7% at March 31, 2024.

SUN COMMUNITIES, INC.
For the three months ended March 31, 2025 and 2024:

•The MH segment increase in NOI of $14.1 million, or 8.9%, when compared to the same period in 2024 is primarily due to an increase in Real property (excluding transient) revenue of $15.5 million, or 7.3%. Real property (excluding transient) revenue increased primarily due to a 5.2% increase in monthly base rent.

•The RV segment decrease in NOI of $4.5 million, or 9.1%, when compared to the same period in 2024 is primarily due to a decrease in Real property transient revenue of $6.8 million, or 20.6%, and an increase in Same property operating expenses of $2.6 million, or 5.5%, partially offset by an increase in Real property (excluding transient revenue) of $4.9 million, or 7.8%. The increase in Same Property operating expenses was primarily due to an increase in supplies and repairs expense and other expenses. The increase in Real property (excluding transient) revenue was primarily due to a 5.7% increase in monthly base rent and conversions of transient RV sites to annual RV sites.

•The UK segment decrease in NOI of $0.6 million, or 5.4%, when compared to the same period in 2024 is primarily due to total Same Property operating revenue remaining relatively flat while Same property operating expenses increased by $0.6 million, or 3.8%. The increase in Same Property operating expenses was due to increases in payroll wages and supplies and repairs expense.

SUN COMMUNITIES, INC.
Home Sales Summary

We sell new and pre-owned homes to current and prospective residents and customers in our communities. This inventory is purchased from manufacturers, lenders, dealers, former residents, or customers.

The following table reflects certain financial and statistical information for our home sales program for the three months ended March 31, 2025 and 2024 (in millions, except for average selling price and statistical information):

	Three Months Ended
	March 31, 2025	March 31, 2024	Change	% Change
North America
Home sales	$28.7	$32.8	$(4.1)	(12.5)%
Home cost and selling expenses	24.5	26.2	(1.7)	(6.5)%
NOI	$4.2	$6.6	$(2.4)	(36.4)%
NOI margin %	14.6%	20.1%	(5.5)%

UK
Home sales	$38.5	$36.1	$2.4	6.6%
Home cost and selling expenses	28.1	25.7	2.4	9.3%
NOI	$10.4	$10.4	$—	—%
NOI margin %	27.0%	28.8%	(1.8)%

Total
Home sales	$67.2	$68.9	$(1.7)	(2.5)%
Home cost and selling expenses	52.6	51.9	0.7	1.3%
NOI	$14.6	$17.0	$(2.4)	(14.1)%
NOI margin %	21.7%	24.7%	(3.0)%

Units Sold:
North America	347	327	20	6.1%
UK	614	621	(7)	(1.1)%
Total home sales	961	948	13	1.4%

Average Selling Price:
North America	$82,709	$100,306	$(17,597)	(17.5)%
UK	$62,704	$58,132	$4,572	7.9%

NOI - North America
For the three months ended March 31, 2025, the 36.4% decrease in NOI is primarily driven by a 5.5% decrease in NOI margin and a 17.5% decrease in average selling price, driven by a changing mix of homes sold with a greater proportion of sales attributable to pre-owned homes, as compared to the same period in 2024.

NOI - UK
For the three months ended March 31, 2025, NOI was flat compared to the same period in 2024, primarily driven by a 7.9% increase in average selling price, partially offset by a 1.1% decrease in total home sales volume and a 1.8% decrease in NOI margin.

SUN COMMUNITIES, INC.
Other Items - Statements of Operations(1)

The following table summarizes other income and expenses for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended
	March 31, 2025	March 31, 2024	Change	% Change
Ancillary, net	$(2.9)	$(2.9)	$—	—%
Interest income	$4.4	$4.5	$(0.1)	(2.2)%
Brokerage commissions and other, net	$1.7	$2.0	$(0.3)	(15.0)%
General and administrative expense	$57.0	$61.8	$(4.8)	(7.8)%
Catastrophic event-related charges, net	$(0.1)	$7.2	$(7.3)	N/M
Depreciation and amortization	$123.7	$121.0	$2.7	2.2%
Asset impairments	$24.0	$19.8	$4.2	21.2%
Loss on extinguishment of debt	$—	$0.6	$(0.6)	(100.0)%
Interest expense	$82.1	$89.7	$(7.6)	(8.5)%
Gain on foreign currency exchanges	$8.7	$1.1	$7.6	N/M
Gain / (loss) on dispositions of properties	$(1.1)	$5.4	$(6.5)	N/M
Other income / (expense), net	$5.7	$(2.4)	$8.1	N/M
Gain / (loss) on remeasurement of notes receivable	$(0.2)	$(0.7)	$0.5	(71.4)%
Income / (loss) from nonconsolidated affiliates	$3.0	$1.4	$1.6	114.3%
Gain on remeasurement of investment in nonconsolidated affiliates	$—	$5.2	$(5.2)	(100.0)%
Current tax expense	$(1.9)	$(1.9)	$—	—%
Deferred tax benefit	$5.2	$5.7	$(0.5)	(8.8)%
Income / (loss) from discontinued operations, net	$(18.5)	$11.2	$(29.7)	N/M
Preferred return to preferred OP units / equity interests	$3.1	$3.2	$(0.1)	(3.1)%
Loss attributable to noncontrolling interests	$(1.9)	$(1.3)	$(0.6)	46.2%
(1)Only items determined by management to be material, of interest, or unique to the periods disclosed above are explained below.
N/M = Percentage change is not meaningful. N/A = Not applicable.

Catastrophic event-related charges, net - for the three months ended March 31, 2025, decreased primarily due to incremental asset impairment and debris removal charges of $4.7 million in 2024 that did not reoccur, driven by flooding at an RV community in New Hampshire.

Asset impairments - for the three months ended March 31, 2025, increased due to asset impairment charges of $20.5 million related to pre-construction development costs at seven of our MH and RV properties for which the related development projects are no longer probable of being realized. Refer to Note 16, "Fair Value Measurements," in our accompanying Consolidated Financial Statements for additional information.

Gain on foreign currency exchanges - for the three months ended March 31, 2025, was a gain of $8.7 million, as compared to a gain of $1.1 million during the same period in 2024 primarily due to the weakening of the U.S. dollar versus the pound sterling.

Gain / (loss) on dispositions of properties - for the three months ended March 31, 2025, was a loss of $1.1 million on the sale of five properties, as compared to a gain of $5.4 million on the sale of two properties during the same periods in 2024. Refer to Note 4, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

Other income / (expense), net - for the three months ended March 31, 2025, was income of $5.7 million primarily due to a gain on a non-monetary transaction with a real estate developer, as compared to an expense of $2.4 million during the same period in 2024. Refer to Note 10, "Equity and Temporary Equity," in our accompanying Consolidated Financial Statements for additional information.

Gain on remeasurement of investment in nonconsolidated affiliates - for the three months ended March 31, 2025, was zero as compared to a gain of $5.2 million during the same period in 2024 due to the fluctuation in the fair value of a notes receivable portfolio held at our GTSC joint venture. Refer to Note 8, "Investments in Nonconsolidated Affiliates," in our accompanying Consolidated Financial Statements for additional information.

Income / (loss) from discontinued operations, net - for the three months ended March 31, 2025, was a loss of $18.5 million, as compared to income of $11.2 million during the same period in 2024, primarily due to contingent consideration expense of $14.6 million and transaction costs of $14.6 million in 2025, each due to the Safe Harbor Sale.

SUN COMMUNITIES, INC.
RECONCILIATION OF NET LOSS ATTRIBUTABLE TO SUI COMMON SHAREHOLDERS TO FFO

The following table reconciles Net loss attributable to SUI common shareholders to FFO for the three months ended March 31, 2025 and 2024 (in millions, except for per share amounts):

	Three Months Ended
	March 31, 2025	March 31, 2024
Net Loss Attributable to SUI Common Shareholders	$(42.8)	$(27.4)
Adjustments
Depreciation and amortization - continuing operations	122.6	120.2
Depreciation and amortization - discontinued operations	36.4	44.3
Depreciation on nonconsolidated affiliates	0.2	0.1
Asset impairments - continuing operations	24.0	19.8
Asset impairments - discontinued operations	2.1	0.9
Gain on remeasurement of investment in nonconsolidated affiliates	—	(5.2)
Loss on remeasurement of notes receivable	0.2	0.7
(Gain) / loss on dispositions of properties, including tax effect	1.1	(5.3)
Add: Returns on preferred OP units	1.8	2.1
Add: Loss attributable to noncontrolling interests	(1.6)	(0.9)
Gain on disposition of assets, net	(3.9)	(5.4)
FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities(1)(5)	140.1	143.9

Adjustments
Acquisition and other transaction costs - continuing operations(2)	9.5	9.9
Transaction costs - discontinued operations(2)	14.6	—
Loss on extinguishment of debt	—	0.6
Catastrophic event-related charges, net	(0.1)	7.2
Loss of earnings - catastrophic event-related charges, net(3)	4.0	5.3
Gain on foreign currency exchanges	(8.7)	(1.1)
Other adjustments, net - continuing operations(4)	(7.9)	(2.0)
Other adjustments, net - discontinued operations(4)	14.6	(10.4)
Core FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities(1)(5)	$166.1	$153.4

Weighted Average Common Shares Outstanding - Diluted	131.6	128.7

FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities(5)	$1.06	$1.12
Core FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities(5)	$1.26	$1.19
(1)Excludes the effect of certain anti-dilutive convertible securities.
(2)These costs represent (i) nonrecurring integration expenses associated with acquisitions during the three months ended March 31, 2025 and 2024, (ii) costs associated with potential acquisitions that will not close, (iii) expenses incurred to bring recently acquired properties up to our operating standards, including items such as tree trimming and painting costs that do not meet our capitalization policy. Transaction costs - discontinued operations represent other non-recurring costs directly attributable to the Safe Harbor Sale.
(3)Loss of earnings - catastrophic event-related charges, net include the following:

	Three Months Ended
	March 31, 2025	March 31, 2024
Hurricane Ian - three Fort Myers, Florida RV communities impaired
Estimated loss of earnings in excess of the applicable business interruption deductible	$3.8	$5.3
Hurricane Helene - one Dunedin Florida RV community impaired
Estimated loss of earnings in excess of the applicable business interruption deductible, net	0.2	—
Loss of earnings - catastrophic event-related charges, net	$4.0	$5.3
(4)Other adjustments, net - continuing operations relates primarily to deferred tax benefit during the three months ended March 31, 2025 and 2024, and Other adjustments, net - discontinued operations relates primarily to a contingent consideration expense during the three months ended March 31, 2025 and litigation settlement gains during the three months ended March 31, 2024.
(5)FFO and Core FFO includes discontinued operations activity of $20 million or $0.15 per Share, and $49.2 million or $0.37 per Share, respectively, during the three months ended March 31, 2025, and $56.4 million or $0.44 per Share, and $46.0 million or $0.36 per Share, respectively, during the three months ended March 31, 2024.

SUN COMMUNITIES, INC.
LIQUIDITY AND CAPITAL RESOURCES

Short-term Liquidity

Our principal short-term liquidity demands historically have been, and are expected to continue to be, distributions to our shareholders and the unit holders of the Operating Partnership, property acquisitions, development and expansion of our properties, capital improvement of our properties, the purchase of new and pre-owned homes, and debt repayment. We intend to meet our short-term liquidity requirements through available cash balances, cash flow generated from operations, cash generated from the Safe Harbor Sale, draws on our senior credit facility, and the use of debt and equity offerings under our shelf registration statement. Refer to Note 9, "Debt and Line of Credit," Note 10, "Equity and Temporary Equity," and Note 20, "Subsequent Events," in our accompanying Consolidated Financial Statements for additional information and related activity subsequent to March 31, 2025.

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

Current market and economic conditions, including relating to, among other things, interest rates, currency fluctuations, equity valuations, and inflation, may adversely affect our ability to obtain debt and equity capital in the short term on attractive terms.

Since our initial public offering in 1993, we have demonstrated operational reliability and cash flow strength throughout economic cycles. Our current objectives include streamlining our operations with an emphasis on our reliable real property income. We recognize the headwinds we are facing from a challenging macroeconomic environment and are re-aligning our strategy to focus on our proven, durable income streams. We are positioned for ongoing organic growth with expected rental rate increases, occupancy gains, and expense management. In 2025, we expect rental rate growth that exceeds headline inflation with ongoing focus on expense management to continue generating strong organic cash flow growth.

Given a macroeconomic backdrop of sustained higher interest rates, we intend to prioritize debt reduction as our primary use of free cash flow from our operations, and of proceeds from equity issuances and selective capital recycling. Furthermore, as discussed below, we expect to significantly lower our leverage profile by using net cash proceeds from the Safe Harbor Sale. In addition, we are reducing our development activity considering the more challenging macroeconomic and capital market environment. Capital spending besides projects that are underway will be solely focused on the most strategic opportunities. We also attempt to manage interest rate risks by using interest rate hedging instruments and by monitoring our overall leverage levels. We engage in certain hedging transactions to limit our exposure from the adverse effects of changes in interest rates on borrowing costs of our loans.

Subsequent to the three months ended March 31, 2025, the initial closing of the Safe Harbor Sale occurred, generating approximately $5.25 billion of pre-tax cash proceeds, net of transaction and employee separation costs. The Safe Harbor Sale accelerates our strategy of focusing on our core MH and RV segments and significantly enhances our leverage profile and financial flexibility. We intend to utilize the cash proceeds from the Safe Harbor Sale to implement a capital allocation plan that reflects a balanced, tax-efficient approach to optimize shareholder value through significantly lower leverage, greater financial flexibility to drive sustainable cash flow growth, and a thoughtful capital return strategy. Furthermore, we allocated approximately $1.0 billion into 1031 exchange escrow accounts to fund potential future MH and RV acquisitions on a tax-efficient basis.

Subsequent to the three months ended March 31, 2025, in connection with cash proceeds generated from the Safe Harbor Sale, we settled outstanding debt balances of $1.6 billion under our senior credit facility and $740.0 million of secured mortgage debt, inclusive of prepayment costs. We also announced the planned redemption of $950.0 million, inclusive of prepayment costs, in outstanding unsecured senior notes that is expected to occur on May 10, 2025. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," and Note 20, "Subsequent Events," for additional details related to the Safe Harbor Sale during and subsequent to the three months ended March 31, 2025.

Acquisitions, Dispositions, Development, and Expansion Activities

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

SUN COMMUNITIES, INC.
We have continued a targeted disposition program to divest non-strategic assets in an effort to simplify management and reduce total debt. During the three months ended March 31, 2025, we sold a portfolio of three MH properties and two RV properties for a gross sale price of approximately $120.7 million.

We plan to selectively expand our properties utilizing our inventory of owned and entitled land. We have 16,370 MH and RV sites suitable for future development. Refer to Note 4, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional details on acquisitions and dispositions completed to date.

Capital Expenditures (excluding Acquisition Costs)

Our capital expenditure activity is summarized as follows (in millions):

	Three Months Ended
	March 31, 2025	March 31, 2024
Recurring Capital Expenditures	$13.6	$14.6

Non-Recurring Capital Expenditures and Related Activities
Lot modifications	8.8	6.9
Growth projects	5.6	4.8
Rebranding	0.3	2.2
Capital improvements to recent acquisitions	3.9	6.5
Expansion and development	23.0	38.6
Rental program	51.4	34.3
Other	3.3	1.5
Total Non-Recurring Capital Expenditure and Related Activities	96.3	94.8
Total Capital Expenditure and Related Activities	$109.9	$109.4

Recurring Capital Expenditures

Property recurring capital expenditures are necessary to maintain asset quality, including purchasing and replacing items used to operate the communities. Recurring capital expenditures at our MH, RV, and UK properties include major road, driveway and pool improvements; clubhouse renovations; adding or replacing streetlights; playground equipment; signage; maintenance facilities; manager housing; and property vehicles. The minimum capitalized amount is one thousand dollars.

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

Growth projects - consist of revenue generating or expense reducing activities at the properties. These include, but are not limited to, utility efficiency and renewable energy projects, site, slip or amenity upgrades such as the addition of a garage or shed, and other special capital projects that substantiate an incremental rental increase.

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

Cash Flow Activities

Our cash flow activities from continuing operations are summarized as follows (in millions):

	Three Months Ended
	March 31, 2025	March 31, 2024
Net Cash Provided By Operating Activities	$139.3	$166.8
Net Cash Provided By / (Used For) Investing Activities	$19.6	$(62.5)
Net Cash Used For Financing Activities	$(119.0)	$(24.0)

Cash, cash equivalents and restricted cash increased by $40.3 million from $57.1 million as of December 31, 2024, to $97.4 million as of March 31, 2025.

Operating activities - Net cash provided by operating activities decreased by $27.5 million to $139.3 million for the three months ended March 31, 2025, compared to $166.8 million for the three months ended March 31, 2024. The decrease in operating cash flow was primarily due to the timing of changes in inventory, other assets, and other liabilities, and reduced operating performance at our RV properties, partially offset by growth in our Same Property operating performance at our MH properties, during the three months ended March 31, 2025 as compared to the corresponding period in 2024.

Our net cash flows provided by operating activities from continuing operations may be adversely impacted by, among other things:

•the market and economic conditions in our current markets generally, and specifically in the metropolitan areas of our current markets;
•lower occupancy and rental rates of our properties;
•increases in other operating costs, such as wage and benefit costs, supplies and repairs, real estate taxes, and utilities;
•substantial increases in insurance premiums;
•decreased sales of manufactured homes;
•current volatility in economic conditions and the financial markets; and
•the effects of outbreaks of disease and related restrictions on business operations.

See "Risk Factors" in Part I, Item 1A of our 2024 Annual Report, and Part II, Item 1A of this report.

Investing activities - Net cash provided by investing activities was $19.6 million for the three months ended March 31, 2025, compared to net cash used for investing activities of $62.5 million for the three months ended March 31, 2024. The change in Net cash provided by / (used for) investing activities was primarily driven by an increase in proceeds received from the disposition of three MH properties and two RV properties, and an increase in settlements of notes receivable from real estate developers during the three months ended March 31, 2025 as compared to the corresponding period in 2024. Refer to the Consolidated Statements of Cash Flows for detail on the net cash provided by / (used for) investing activities during the three months ended March 31, 2025 and 2024. Refer to Note 20, "Subsequent Events," in our accompanying Consolidated Financial Statements for additional information on acquisition and investment activity subsequent to March 31, 2025.

Financing activities - Net cash used for financing activities increased by $95.0 million to $119.0 million for the three months ended March 31, 2025, compared to $24.0 million for the three months ended March 31, 2024. The increase in Net cash used for financing activities was primarily driven by a decrease in borrowings and issuance of other debt during the three months ended March 31, 2025, as compared to the corresponding period in 2024, as part of our strategy to optimize the strength of our balance sheet. Refer to the Consolidated Statements of Cash Flows for detail on the net cash provided by financing activities during the three months ended March 31, 2025 and 2024. Refer to Note 9, "Debt and Line of Credit," in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.
Our cash flow from discontinued activities are summarized as follows (in millions):

	Three Months Ended
	March 31, 2025	March 31, 2024
Net cash provided by operating activities - discontinued operations	$104.6	$75.7
Net cash used for investing activities - discontinued operations	$(47.0)	$(64.6)
Net cash used for financing activities - discontinued operations	$(51.7)	$(1.4)

Cash, cash equivalents and restricted cash for discontinued operations increased by $5.9 million from $6.8 million as of December 31, 2024, to $12.7 million as of March 31, 2025.

Operating activities - Net cash provided by operating activities for discontinued operations increased by $28.9 million to $104.6 million for the three months ended March 31, 2025, compared to $75.7 million for the three months ended March 31, 2024. The increase in net cash provided by operating activities for discontinued operations is primarily due to beneficial changes in inventory, other assets, and other liabilities, and improved operating performance at our Marina properties, during the three months ended March 31, 2025 as compared to the corresponding period in 2024.

Investing activities - Net cash used for investing activities for discontinued operations decreased by $17.6 million to $47.0 million for the three months ended March 31, 2025, compared to $64.6 million for the three months ended March 31, 2024. The decrease in net cash used for investing activities for discontinued operations is driven by a decrease in marina property acquisitions. Refer to the Consolidated Statements of Cash Flows for detail on the net cash used for investing activities for discontinued operations during the three months ended March 31, 2025 and 2024. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," in our accompanying Consolidated Financial Statements for additional information on acquisitions and investment activity.

Financing activities - Net cash used for financing activities for discontinued operations increased by $50.3 million to $51.7 million for the three months ended March 31, 2025, compared to $1.4 million for the three months ended March 31, 2024. Refer to the Consolidated Statements of Cash Flows for detail on the net cash used for financing activities for discontinued operations during the three months ended March 31, 2025 and 2024. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," in our accompanying Consolidated Financial Statements for additional information.

The absence of future cash flows from discontinued operations is not expected to significantly impact our liquidity, as the cash proceeds from the Safe Harbor Sale have been allocated to pay down debt, which will generate annualized interest expense savings, and to reinvest in our core MH and RV segments by means of a $1.0 billion cash allocation to 1031 exchange escrow accounts subsequent to March 31, 2025.

We are exposed to interest rate variability associated with our outstanding floating rate debt and any maturing debt that has to be refinanced. Interest rate movements impact our borrowing costs and, while as of March 31, 2025, approximately 91% of our total debt was fixed rate financing, including the impact of hedge activity, increases in interest costs are likely to adversely affect our financial results. Subsequent to March 31, 2025, in conjunction with debt paydown in conjunction with the Safe Harbor Sale, 100% of our total debt was fixed rate financing.

Equity and Debt Activity

At the Market Offering Sales Agreement

During May 2024, we renewed our 2021 ATM with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock. Through March 31, 2025, we had entered into and settled forward sales agreements under the ATM for an aggregate gross sales price of $524.8 million, leaving $725.2 million available for sale under the ATM.

SUN COMMUNITIES, INC.
Senior Unsecured Notes

The following table sets forth certain information regarding our outstanding senior unsecured notes (in millions, except for statistical information). All senior unsecured notes include interest payments on a semi-annual basis in arrears.

		Carrying Amount
	Principal Amount	March 31, 2025	December 31, 2024
5.5% notes, issued in January 2024 and due in January 2029	$500.0	$496.5	$496.2
5.7% notes, issued in January 2023 and due in January 2033	400.0	396.2	396.1
4.2% notes, issued in April 2022 and due in April 2032	600.0	593.4	593.2
2.3% notes, issued in October 2021 and due in November 2028	450.0	447.6	447.4
2.7% notes, issued in June 2021 and October 2021, and due in July 2031	750.0	743.6	743.4
Total	$2,700.0	$2,677.3	$2,676.3

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

Line of Credit

The Operating Partnership (as borrower), SUI (as guarantor), and certain lenders are parties to a credit agreement which governs our senior credit facility. The aggregate amount available under the senior credit facility consists of a revolving loan in an amount up to $3.05 billion with a maturity date on April 7, 2026. At our option, the maturity date may be extended for two additional six-month periods.

The senior credit facility bears interest at a floating rate based on the Adjusted Term SOFR, the Adjusted Eurocurrency Rate, the Australian BBSY, the Daily SONIA Rate, or the CORRA, as applicable, plus a margin, in all cases, ranging from 0.725% to 1.6%, subject to certain adjustments. As of March 31, 2025, the margins based on our credit ratings were 0.85% on the revolving loan facility.

At the lenders' option, the senior credit facility will become immediately due and payable upon an event of default under the Credit Facility Agreement. We had $1.5 billion and $1.4 billion of borrowings outstanding under the revolving loan as of March 31, 2025 and December 31, 2024, respectively. The balance is recorded in Unsecured debt on the Consolidated Balance Sheets.

The senior credit facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under the senior credit facility, but does reduce the borrowing amount available. We had $11.5 million of outstanding letters of credit at March 31, 2025 and December 31, 2024, respectively.

Financial Covenants

Pursuant to the terms of the senior credit facility, we are subject to various financial and other covenants. The most restrictive financial covenants for the senior credit facility are as follows:

Covenant	Requirement	As of March 31, 2025
Maximum leverage ratio	<65.0%	32.0%
Minimum fixed charge coverage ratio	>1.40	2.99
Maximum secured leverage ratio	<40.0%	11.6%

SUN COMMUNITIES, INC.
In addition, we are required to maintain the following covenants with respect to the senior unsecured notes payable:

Covenant	Requirement	As of March 31, 2025
Total debt to total assets	≤60.0%	38.5%
Secured debt to total assets	≤40.0%	16.8%
Consolidated income available for debt service to debt service	≥1.50	4.08
Unencumbered total asset value to total unsecured debt	≥150.0%	366.9%

As of March 31, 2025, we were in compliance with the above covenants and do not anticipate that we will be unable to meet these covenants in the near term.

Long-term Financing and Capital Requirements

Long-term Financing

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, expansion and development of properties, other nonrecurring capital improvements and Operating Partnership unit redemptions through long-term unsecured and secured debt and the issuance of certain debt or equity securities, subject to market conditions. If current market and economic conditions, including relating to, among other things, interest rates, currency fluctuations, equity valuations, and inflation, continue or worsen, our ability to obtain debt and equity capital in the long term on attractive terms may be adversely affected.

As of March 31, 2025 we had unrestricted cash on hand of $88.9 million, $1.5 billion of remaining capacity on the senior credit facility, and a total of 370 unencumbered MH, RV, and UK properties.

From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, issue unsecured notes, obtain other debt financing or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the MH and RV industries at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those markets could make borrowing more difficult to secure, more expensive, or effectively unavailable. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing unsecured debt as maturities become due. See "Risk Factors" in Part I, Item 1A of our 2024 Annual Report. If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of March 31, 2025, our net debt to enterprise value was 29.8% (assuming conversion of all common and preferred OP units to shares of common stock). Our debt has a weighted average interest rate of 4.08% and a weighted average maturity of 5.9 years.

Capital Requirements

Certain of our nonconsolidated affiliates, which are accounted for under the equity-method of accounting, have incurred debt. We have not guaranteed the debt of our nonconsolidated affiliates in the arrangements referenced below, nor do we have any obligations to fund this debt should the nonconsolidated affiliates be unable to do so. Refer to Note 8, "Investments in Nonconsolidated Affiliates," in the accompanying Consolidated Financial Statements for additional information about these entities.

GTSC - GTSC maintains a warehouse line of credit with a maximum borrowing capacity of $275.0 million. As of March 31, 2025 and December 31, 2024, the aggregate carrying amount of debt, including both our and our partner's share, incurred by GTSC was $242.9 million (of which our proportionate share is $97.1 million), and $242.9 million (of which our proportionate share is $97.1 million), respectively. The debt bears interest at a variable rate based on a Commercial Paper or adjusted SOFR plus a margin ranging from 1.65% to 2.5% per annum and matures on December 15, 2026.

Sungenia JV - Sungenia maintains a debt facility agreement with a maximum borrowing capacity of $54.1 million Australian dollars, or $33.8 million converted at the March 31, 2025 exchange rate. As of March 31, 2025 and December 31, 2024, the aggregate carrying amount of the debt, including both our and our partners' share, incurred by Sungenia JV was $30.7 million (of which our proportionate share is approximately $15.3 million), and $25.0 million (of which our proportionate share is $12.5 million), respectively. The debt bears interest at a variable rate based on the Australian BBSY rate plus a margin ranging from 0.95% to 1.4%, subject to adjustment for additional future commitments, per annum and matures on June 30, 2027.

SUN COMMUNITIES, INC.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains various "forward-looking statements" within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this document that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events, or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as "forecasts," "intend," "goal," "estimate," "expect," "project," "projections," "plans," "predicts," "potential," "seeks," "anticipates," "should," "could," "may," "will," "designed to," "foreseeable future," "believe," "scheduled," "guidance," "target," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks, uncertainties, and other factors, both general and specific to the matters discussed in this document, some of which are beyond our control. These risks, uncertainties, and other factors may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under "Risk Factors" in our 2024 Annual Report and in Part II, Item 1A of this report, and in our other filings with the SEC, from time to time, such risks, uncertainties and other factors include, but are not limited to:

∙	Our liquidity and refinancing demands;
∙	Our ability to obtain or refinance maturing debt;
∙	Our ability to maintain compliance with covenants contained in our debt facilities and our unsecured notes;
∙	Availability of capital;
∙	General volatility of the capital markets and the market price of shares of our capital stock;
∙	The risk associated with executing the redemption of our unsecured notes;
∙	Increases in interest rates and operating costs, including insurance premiums and real estate taxes;
∙	Difficulties in our ability to evaluate, finance, complete and integrate acquisitions, developments and expansions successfully;
∙	Our ability to complete the sale of the remaining Safe Harbor properties that are subject to receipt of third-party consents on a timely basis or at all;
∙	Our ability to realize the anticipated benefits of the Safe Harbor Sale, including with respect to tax strategies, or at all;
∙	Our succession plan for our CEO, which could impact the execution of our strategic plan;
∙	Competitive market forces;
∙	The ability of purchasers of manufactured homes to obtain financing;
∙	The level of repossessions of manufactured homes;
∙	Our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
∙	Our remediation plan and our ability to remediate the material weakness in our internal control over financial reporting;
∙	Expectations regarding the amount or frequency of impairment losses;
∙	Changes in general economic conditions, including inflation, deflation, energy costs, the real estate industry, the effects of tariffs or threats of tariffs, trade wars, immigration issues, supply chain disruptions, and the markets within which we operate;
∙	Changes in foreign currency exchange rates, including between the U.S. dollar and each of the Canadian dollar, Australian dollar, and pound sterling;
∙	Our ability to maintain our status as a REIT;
∙	Changes in real estate and zoning laws and regulations;
∙	Our ability to maintain rental rates and occupancy levels;
∙	Legislative or regulatory changes, including changes to laws governing the taxation of REITs;
∙	Outbreaks of disease and related restrictions on business operations;
∙	Risks related to natural disasters such as hurricanes, earthquakes, floods, droughts, and wildfires; and
∙	Litigation, judgments or settlements, including costs associated with prosecuting or defending claims and any adverse outcomes;

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. All written and oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by these cautionary statements.

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

Our variable rate debt totaled $673.7 million and $895.5 million as of March 31, 2025 and 2024, respectively, after adjusting for the impact of hedging in place through the use of interest rate swaps. As of March 31, 2025 and 2024, our variable debt bore interest at the Adjusted Term SOFR, the Adjusted Eurocurrency Rate, the Australian BBSY rate, the Daily SONIA Rate, or the CORRA, and the Eurodollar rate or Prime rate plus a margin. If the above rates increased or decreased by 1.0%, our interest expense would have increased or decreased by $1.7 million and $2.4 million for the three months ended March 31, 2025 and 2024, respectively, based on the $684.5 million and $968.9 million average balance outstanding under our variable rate debt facilities, respectively. Our variable rate debt, interest expense and average balance outstanding under our variable rate debt facility includes the impact of hedge activity.

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

At March 31, 2025 and December 31, 2024, our shareholder's equity included $1.0 billion and $672.3 million from our investments and operations in the United Kingdom, Canada, and Australia which collectively represented 14.9% and 9.3% of total shareholder's equity, respectively. Based on our sensitivity analysis, a 10.0% strengthening of the U.S. dollar against the pound sterling, Canadian dollar, and Australian dollar would have caused a reduction of $104.5 million and $67.2 million to our total shareholder's equity at March 31, 2025 and December 31, 2024, respectively.

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

SUN COMMUNITIES, INC.
ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period was made under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.

Based upon this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective as of that date due to a material weakness in internal control over financial reporting relating to our risk assessment process, as described below.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described in Part II, Item 9A "Controls and Procedures" of our 2024 Annual Report, as of December 31, 2024, management identified a material weakness because we did not have an effective risk assessment and response process ("risk assessment") that defined clear financial reporting objectives, that identified and evaluated risks of misstatement due to errors over certain financial reporting processes, or that developed internal controls to mitigate those risks.

Remediation of Material Weaknesses

We have invested considerable time and resources to undertake a number of actions related to the material weakness relating to our risk assessment process and we are in the process of developing and implementing additional actions as part of a detailed plan for remediation. The Audit Committee has continued to actively oversee these remediation plans, monitoring plan progression, and ensuring appropriate resources are allocated and implemented to effectively execute management's plan.

While we believe our remediation efforts will improve the effectiveness of our internal control over financial reporting, we cannot assure that the measures will be sufficient to remediate the material weakness we have identified or will prevent potential future material weaknesses. In addition, many of the improvements have not operated for a sufficient period of time to be able to conclude on the effectiveness of relevant internal controls. Accordingly, we will continue to monitor, with oversight from our Board of Directors, and evaluate the effectiveness of our internal control over financial reporting and further enhance our plan for remediation as necessary.

Changes in internal control over financial reporting

Except as discussed in the preceding paragraph, there were no changes in internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COMMUNITIES, INC.
PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Legal Proceedings

We are involved in various legal proceedings. Refer to "Legal Proceedings - Class Action Litigation" and "Other Legal Proceedings" in Part I - Item 1 - Note 17, "Commitments and Contingencies," in our accompanying Notes to the Consolidated Financial Statements.

Environmental Matters

Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed an applied threshold not to exceed $1.0 million. Applying this threshold, there are no environmental matters to disclose for the three months ended March 31, 2025.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part 1, Item 1A., "Risk Factors," in our 2024 Annual Report, which could materially affect our business, financial condition, or future results. We have updated our risk factors in our 2024 Annual Report with the risk factors described below:

General economic conditions and the concentration of our MH, RV, and UK properties in certain geographic areas may affect our ability to generate revenue.

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

As of March 31, 2025, 124 of our MH, RV, and UK communities, representing 25.9% of developed sites, are located in Florida; 85 communities, representing 19.2% of developed sites, are located in Michigan; 53 communities, representing 12.4% of developed sites, are located in the UK; 37 communities, representing 5.0% of developed sites, are located in California; and 29 communities, representing 6.2% of developed sites, are located in Texas. As a result of the geographic concentration of our MH, RV, and UK communities in Florida, Michigan, the UK, California and Texas, we are exposed to the risks of downturns in local economies or other local real estate market conditions which could adversely affect occupancy rates, rental rates and property values in these markets.

Our revenue would also be adversely affected if tenants and guests were unable to pay rent or if sites were unable to be rented on favorable terms. If we were unable to promptly relet or renew the leases for a significant number of the sites, or if the rental rates upon such renewal or reletting were significantly lower than expected rates, then our business and results of operations could be adversely affected. In addition, certain expenditures associated with each property (such as real estate taxes and maintenance costs) generally are not reduced when circumstances cause a reduction in income from the property. Furthermore, real estate investments are relatively illiquid and, therefore, will tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions.

The following factors, among others, may adversely affect the revenues generated by our properties:

•the international, national, and local economic climate which may be adversely impacted by, among other factors, plant closings, industry slowdowns, inflation, tariffs or threats of tariffs, trade wars, immigration issues, and supply chain disruptions;
•local real estate market conditions such as the oversupply of MH or RV sites or a reduction in demand for MH or RV sites in an area, and an oversupply of, or a reduced demand for, manufactured homes;
•increased operating costs, including insurance premiums, real estate taxes, and utilities;
•competition from other available MH and RV communities and alternative forms of housing (such as apartment buildings and site-built single-family homes);
•a decrease in the number of people interested in the RV lifestyle;
•outbreaks of disease and related restrictions on business operations;

SUN COMMUNITIES, INC.
•changes in foreign currency exchange rates, including between the U.S. dollar and each of the Canadian dollar, Australian dollar, and pound sterling;
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
•the perceptions by prospective tenants of the safety, convenience and attractiveness of our MH properties, and the neighborhoods where they are located;
•zoning or other environmental regulatory restrictions;
•our ability to effectively manage, maintain, and insure our properties; and
•the enactment of rent control laws or laws taxing the owners of manufactured homes.

Deterioration in general economic conditions in the United States, and globally, including the effect of prolonged periods of inflation, could harm our business and results of operations.

Our business and results of operations could be adversely affected by changes in national or global economic conditions. These conditions include but are not limited to inflation, deflation, rising interest rates, availability of capital markets, energy availability and costs, the negative impacts caused by outbreaks of disease and public health crises, negative impacts resulting from military conflicts, tariffs or threats of tariffs, trade wars, immigration issues, supply chain disruptions, and the effects of other governmental initiatives to manage economic conditions.

SUN COMMUNITIES, INC.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Holders of our OP units have converted the following units during the three months ended March 31, 2025:

		Three Months Ended
		March 31, 2025
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)
Common OP units	1.0000	20,987	20,987
Series A-1 preferred OP units	2.4390	5,368	13,092
Series C preferred OP units	1.1100	4,309	4,782
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.

All of the securities described above were issued in private placements in reliance on Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.

Purchases of Equity Securities

The following table summarizes our common stock repurchases during the three months ended March 31, 2025:

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1, 2025 - January 31, 2025	5,389	$120.75	—	$—
February 1, 2025 - February 28, 2025	19,448	$133.18	—	$—
March 1, 2025 - March 31, 2025	37,597	$133.35	—	$—
Total	62,434	$132.21	—	$—
(a) During the three months ended March 31, 2025, we withheld 62,434 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.

SUN COMMUNITIES, INC.
ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
2.1*
Membership Interest Purchase Agreement, dated as of February 24, 2025, by and among Safe Harbor Marinas, LLC, SHM TRS, LLC, Sun Communities Operating Limited Partnership, Sun Home Services, Inc., BIP Poseidon Holdco L.P., Consent NewCo, LLC and Consent TRS NewCo, LLC
Incorporated by reference to Exhibit 2.1 of Sun Communities Inc.'s Current Report on Form 10-K filed on February 28, 2025
3.1	Sun Communities, Inc. Articles of Restatement	Incorporated by reference to Exhibit 3.1 to Sun Communities, Inc.'s Annual Report on Form 10-K filed on February 22, 2018
3.2	Fourth Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to Sun Communities, Inc.'s Current Report on Form 8-K filed on February 21, 2023
3.3	Sun Communities, Inc. Articles of Amendment effective May 18, 2023	Incorporated by reference to Exhibit 3.1 to Sun Communities, Inc.'s Current Report on Form 8-K filed on May 19, 2023
10.1	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on February 19, 2025
22.1	List of issuers of guaranteed securities	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	Filed herewith
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

Dated: May 6, 2025	By:	/s/ Brian Loftus
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)