Form 10-Q
period 2025-06-30
SUN COMMUNITIES INC
filed 2025-07-31
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

or

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

Number of shares of Common Stock, $0.01 par value per share, outstanding as of July 24, 2025: 125,155,465

SUN COMMUNITIES, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In millions, except for per share amounts)

	(Unaudited)
	June 30, 2025	December 31, 2024
Assets
Land	$3,443.9	$3,461.5
Land improvements and buildings	9,076.8	9,058.7
Rental homes and improvements	864.9	834.1
Furniture, fixtures and equipment	779.4	739.2
Investment property	14,165.0	14,093.5
Accumulated depreciation	(3,431.9)	(3,228.4)
Investment property, net	10,733.1	10,865.1
Cash, cash equivalents and restricted cash (See Note 4)	1,463.1	57.1
Inventory of manufactured homes	172.0	129.8
Notes and other receivables, net (includes $209.4 and $242.4 at fair value, respectively)	345.7	430.1
Collateralized receivables, net (see Note 7)	46.6	51.2
Goodwill	9.5	9.5
Other intangible assets, net	101.7	102.5
Other assets, net	369.3	442.4
Assets held for sale and discontinued operations, net (see Note 2)	121.1	4,461.7
Total Assets	$13,362.1	$16,549.4
Liabilities
Mortgage loans payable (see Note 10)	$2,451.6	$3,212.2
Secured borrowings on collateralized receivables (See Note 7)	46.6	51.2
Unsecured debt	1,785.3	4,089.4
Distributions payable	133.8	122.6
Advanced reservation deposits and rent	308.2	249.4
Accrued expenses and accounts payable	262.1	265.8
Other liabilities	545.8	819.3
Liabilities held for sale and discontinued operations, net (see Note 2)	36.6	286.9
Total Liabilities	5,570.0	9,096.8
Commitments and contingencies (see Note 18)
Temporary equity (see Note 11)	257.9	259.8
Shareholders' Equity
Common stock, $0.01 par value. Authorized: 360.0 shares; Issued and outstanding: 125.9 at June 30, 2025 and 127.4 at December 31, 2024	1.3	1.3
Additional paid-in capital	9,744.7	9,864.2
Accumulated other comprehensive income / (loss)	44.2	(7.9)
Distributions in excess of accumulated earnings	(2,380.3)	(2,775.9)
Total SUI Shareholders' Equity	7,409.9	7,081.7
Noncontrolling interests
Common and preferred OP units	123.9	110.4
Consolidated entities	0.4	0.7
Total noncontrolling interests	124.3	111.1
Total Shareholders' Equity	7,534.2	7,192.8
Total Liabilities, Temporary Equity and Shareholders' Equity	$13,362.1	$16,549.4

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues
Real property	$450.2	$432.6	$834.6	$813.1
Home sales	100.1	107.5	167.3	176.4
Ancillary	42.1	40.6	54.6	53.9
Interest	16.5	5.2	20.9	9.7
Brokerage commissions and other, net	14.6	10.4	16.3	12.4
Total Revenues	623.5	596.3	1,093.7	1,065.5
Expenses
Property operating and maintenance	157.9	152.8	289.2	278.8
Real estate tax	28.7	26.2	55.4	51.7
Home costs and selling	76.8	76.8	129.4	128.7
Ancillary	33.5	32.2	48.9	48.4
General and administrative	61.2	49.8	118.2	111.6
Catastrophic event-related charges, net (see Note 18)	0.4	2.3	0.3	9.5
Depreciation and amortization	127.4	123.0	251.1	244.0
Asset impairments (see Note 17)	166.1	10.6	190.1	30.4
Loss on extinguishment of debt (see Note 10)	102.4	—	102.4	0.6
Interest	58.2	89.8	140.3	179.5
Total Expenses	812.6	563.5	1,325.3	1,083.2
Income / (Loss) Before Other Items	(189.1)	32.8	(231.6)	(17.7)
Gain / (loss) on foreign currency exchanges	39.4	(2.8)	48.1	(1.7)
Gain / (loss) on dispositions of properties (see Note 5)	(1.3)	2.5	(2.4)	7.9
Other income / (expense), net	31.9	(1.1)	37.6	(3.5)
Loss on remeasurement of notes receivable (see Note 6)	(1.4)	(0.4)	(1.6)	(1.1)
Income from nonconsolidated affiliates (see Note 9)	3.8	3.0	6.8	4.4
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates (see Note 9)	(1.5)	0.1	(1.5)	5.3
Current tax expense	(6.1)	(5.1)	(8.0)	(7.0)
Deferred tax benefit	32.1	3.7	37.3	9.4
Net Income / (Loss) from Continuing Operations	(92.2)	32.7	(115.3)	(4.0)
Income from discontinued operations, net	1,422.5	25.7	1,404.0	36.9
Net Income	1,330.3	58.4	1,288.7	32.9
Less: Preferred return to preferred OP units / equity interests	3.2	3.2	6.3	6.4
Less: Income attributable to noncontrolling interests	53.5	3.1	51.6	1.8
Net Income Attributable to SUI Common Shareholders	$1,273.6	$52.1	$1,230.8	$24.7

Weighted average common shares outstanding - basic	126.4	123.7	126.5	123.7
Weighted average common shares outstanding - diluted	126.4	123.7	126.5	126.4

Basic earnings / (loss) per share from continuing operations (see Note 15)	$(1.23)	$0.21	$(1.42)	$(0.10)
Basic earnings per share from discontinued operations (see Note 15)	11.25	0.21	11.10	0.30
Basic earnings per share (see Note 15)	$10.02	$0.42	$9.68	$0.20

Diluted earnings / (loss) per share from continuing operations (see Note 15)	$(1.23)	$0.21	$(1.42)	$(0.09)
Diluted earnings per share from discontinued operations (see Note 15)	11.25	0.21	11.10	0.29
Diluted earnings per share (see Note 15)	$10.02	$0.42	$9.68	$0.20

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net Income	$1,330.3	$58.4	$1,288.7	$32.9
Foreign Currency Translation
Net foreign currency translation gain / (loss)	59.4	1.6	67.6	(7.6)
Cash Flow Hedges
Change in unrealized gain / (loss) on interest rate derivatives	0.2	2.6	(3.6)	11.4
Less: Interest rate derivative gain reclassified to earnings	(9.7)	(5.0)	(13.3)	(9.9)
Net unrealized gain / (loss) on interest rate derivatives	(9.5)	(2.4)	(16.9)	1.5
Total Comprehensive Income	1,380.2	57.6	1,339.4	26.8
Less: Comprehensive income attributable to noncontrolling interests	(52.6)	(3.0)	(50.2)	(1.9)
Comprehensive Income Attributable to SUI	$1,327.6	$54.6	$1,289.2	$24.9

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions) (Unaudited)

			Shareholders' Equity
	Temporary Equity	Common Stock (Shares)	Common Stock ($Value)	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (Loss)	Noncontrolling Interests	Total Shareholders' Equity	Total Equity
Balance at December 31, 2024	$259.8	127.4	$1.3	$9,864.2	$(2,775.9)	$(7.9)	$111.1	$7,192.8	$7,452.6
Issuance of common stock, common OP units, and other securities, net	3.4	0.3	—	(0.1)	—	—	—	(0.1)	3.3
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.1)	—	(8.4)	—	—	—	(8.4)	(8.4)
Conversions	—	—	—	1.2	—	—	(1.2)	—	—
Share-based compensation - amortization and forfeitures	—	—	—	10.9	0.1	—	—	11.0	11.0
Redemptions	(19.6)	—	—	(2.4)	—	—	—	(2.4)	(22.0)
Other comprehensive income / (loss)	—	—	—	—	—	1.3	(0.5)	0.8	0.8
Net loss	(0.4)	—	—	—	(39.7)	—	(1.5)	(41.2)	(41.6)
Distributions	(2.2)	—	—	—	(119.9)	—	(3.4)	(123.3)	(125.5)
OP units accretion	3.3	—	—	—	(3.3)	—	—	(3.3)	—
Balance at March 31, 2025	$244.3	127.6	$1.3	$9,865.4	$(2,938.7)	$(6.6)	$104.5	$7,025.9	$7,270.2
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.2)	—	(0.6)	—	—	—	(0.6)	(0.6)
Common stock repurchased	—	(1.6)	—	(126.8)	(76.0)	—	—	(202.8)	(202.8)
Conversions	—	0.1	—	1.5	—	—	(1.5)	—	—
Share-based compensation - amortization and forfeitures	—	—	—	5.2	0.5	—	—	5.7	5.7
Redemptions	(2.0)	—	—	—	—	—	—	—	(2.0)
Other comprehensive income / (loss)	—	—	—	—	—	50.8	(0.9)	49.9	49.9
Net income	16.2	—	—	—	1,276.7	—	37.4	1,314.1	1,330.3
Distributions	(2.4)	—	—	—	(641.0)	—	(15.2)	(656.2)	(658.6)
OP units accretion	1.8	—	—	—	(1.8)	—	—	(1.8)	—
Balance at June 30, 2025	$257.9	125.9	$1.3	$9,744.7	$(2,380.3)	$44.2	$124.3	$7,534.2	$7,792.1

SUN COMMUNITIES, INC.

			Shareholders' Equity
	Temporary Equity	Common Stock (Shares)	Common Stock ($Value)	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (loss)	Noncontrolling Interests	Total Shareholders' Equity	Total Equity
Balance at December 31, 2023	$260.9	124.4	$1.2	$9,466.9	$(2,397.5)	$12.2	$90.2	$7,173.0	$7,433.9
Issuance of common stock, common OP units, and other securities, net	—	0.3	—	(0.3)	—	—	0.6	0.3	0.3
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.2)	—	(7.6)	—	—	—	(7.6)	(7.6)
Conversions	(0.5)	0.1	—	2.1	—	—	(1.6)	0.5	—
Share-based compensation - amortization and forfeitures	—	—	—	10.3	0.1	—	—	10.4	10.4
Other comprehensive income / (loss)	—	—	—	—	—	(5.5)	0.2	(5.3)	(5.3)
Net loss	(0.3)	—	—	—	(24.2)	—	(1.0)	(25.2)	(25.5)
Distributions	(2.3)	—	—	—	(117.1)	—	(3.5)	(120.6)	(122.9)
OP units accretion	1.9	—	—	—	(1.9)	—	—	(1.9)	—
Balance at March 31, 2024	$259.7	124.6	$1.2	$9,471.4	$(2,540.6)	$6.7	$84.9	$7,023.6	$7,283.3
Issuance of common stock, common OP units, and other securities, net	—	—	—	(0.3)	—	—	2.5	2.2	2.2
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	—	—	(1.3)	—	—	—	(1.3)	(1.3)
Conversions	(0.8)	0.1	—	0.8	—	—	—	0.8	—
Share-based compensation - amortization and forfeitures	—	—	—	10.6	0.1	—	—	10.7	10.7
Other comprehensive loss	—	—	—	—	—	(0.7)	(0.1)	(0.8)	(0.8)
Net income	1.7	—	—	—	55.3	—	1.4	56.7	58.4
Distributions	(2.5)	—	—	—	(117.3)	—	(3.2)	(120.5)	(123.0)
OP units accretion	1.6	—	—	—	(1.6)	—	—	(1.6)	—
Balance at June 30, 2024	$259.7	124.7	$1.2	$9,481.2	$(2,604.1)	$6.0	$85.5	$6,969.8	$7,229.5

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
Operating Activities
Net cash provided by operating activities - continuing operations	$409.6	$404.2
Net cash provided by operating activities - discontinued operations	90.3	149.6
Net Cash Provided By Operating Activities	499.9	553.8
Investing Activities
Investment in properties	(223.5)	(222.8)
Acquisitions, net of cash acquired	(1.0)	(25.7)
Payments from deposit on acquisition	—	(7.2)
Proceeds from insurance	—	1.4
Proceeds / (payments) from disposition of assets and depreciated homes, net	10.3	(0.2)
Proceeds related to disposition of properties	124.4	57.7
Issuance of notes and other receivables	(0.9)	(3.8)
Repayments of notes and other receivables	37.6	7.6
Investments in nonconsolidated affiliates	(0.6)	(5.7)
Distributions of capital from nonconsolidated affiliates	8.9	11.7
Net cash used for investing activities - continuing operations	(44.8)	(187.0)
Net cash provided by / (used for) investing activities - discontinued operations	5,361.3	(132.9)
Net Cash Provided By / (Used For) Investing Activities	5,316.5	(319.9)
Financing Activities
Issuance and costs of common stock, OP units and preferred OP units, net	(0.1)	(0.6)
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	(7.3)	(7.6)
Repurchases of common stock	(202.8)	—
Redemption of Series F preferred OP units	(2.0)	—
Borrowings on lines of credit	624.5	1,578.0
Payments on lines of credit	(2,106.5)	(1,963.4)
Proceeds from issuance of other debt	—	499.8
Payments on other debt	(1,929.2)	(28.5)
Distributions	(772.9)	(243.5)
Payments for deferred financing costs, net of prepaid return	—	(4.1)
Net capital transfer from consolidated affiliates	5,435.4	6.0
Net cash provided by / (used for) financing activities - continuing operations	1,039.1	(163.9)
Net cash used for financing activities - discontinued operations	(5,454.3)	(8.2)
Net Cash Used For Financing Activities	(4,415.2)	(172.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.1	(0.3)
Net change in cash, cash equivalents and restricted cash	1,403.3	61.5
Cash, cash equivalents and restricted cash, beginning of period	63.9	42.7
Cash, cash equivalents and restricted cash, end of period	1,467.2	104.2
Less: Cash, cash equivalents and restricted cash - discontinued operations	(4.1)	(7.0)
Cash, Cash Equivalents and Restricted Cash - Continuing Operations	$1,463.1	$97.2

	Six Months Ended
	June 30, 2025	June 30, 2024
Supplemental Information
Cash paid for interest (net of capitalized interest of $2.7 and $4.9, respectively)	$26.2	$169.7
Cash paid for income taxes	$1.2	$2.6
Noncash Investing and Financing Activities
Reduction in secured borrowing balance	$4.1	$3.5
Change in distributions declared and outstanding	$11.2	$1.5
Conversion of common and preferred OP units	$2.7	$2.9
Reduction in note receivable balance in exchange for redemption of preferred OP units	$23.8	$—
Noncash Investing and Financing Activities at the Date of Acquisition
Acquisitions - Common stock and OP units issued	$—	$3.1

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation

Sun Communities, Inc., and all wholly-owned or majority-owned and controlled subsidiaries, including Sun Communities Operating Limited Partnership (the "Operating Partnership"), Sun Home Services, Inc. ("SHS"), and our Park Holidays subsidiaries and the other entities through which we operate our business in the United Kingdom ("UK") are referred to herein as the "Company," "SUI," "us," "we," or "our."

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

In February 2025, we entered into a definitive agreement to sell Safe Harbor Marinas LLC ("Safe Harbor") for an aggregate purchase price of approximately $5.65 billion, subject to certain adjustments (the "Safe Harbor Sale"). In April 2025, we completed the initial closing of the Safe Harbor Sale. The Safe Harbor Sale represents the disposition of our Marina business and a strategic shift in operations. Accordingly, the results of the Marina business and assets and liabilities included in the disposition are presented as held for sale and as discontinued operations for all periods presented herein. Certain reclassifications have been made to prior period financial statements and related notes in order to conform to current period presentation. Unless otherwise noted, the information disclosed in Note 3 through Note 20 refers only to our continuing operations and do not include discussion of balances or activity related to Safe Harbor, which is included within discontinued operations. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," for additional information related to Safe Harbor and the Safe Harbor Sale.

Reportable Segments

As a result of the Safe Harbor Sale, we revised our reporting structure from a four-segment to a three-segment structure, which consists of (i) manufactured home ("MH") communities, (ii) recreational vehicle ("RV") communities, and (iii) communities in the United Kingdom ("UK"). Refer to Note 13, "Segment Reporting," for additional information.

Furthermore, service, retail, dining and entertainment revenues and expenses have been renamed as ancillary revenues and expenses to more appropriately reflect the nature of this activity for our continuing operations, after reclassifying the Marina results to discontinued operations. There was no impact to prior period net income, stockholders' equity, or cash flows due to the change in naming convention.

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

During the three months ended June 30, 2025, we completed the initial closing of the Safe Harbor Sale, which generated pre-tax cash proceeds of approximately $5.25 billion, net of transaction costs. The subsequent closing of the transfer of subsidiaries owning 15 of Safe Harbor's properties (the "Delayed Consent Subsidiaries") with an aggregate agreed value of approximately $250.0 million was further subject to the receipt of certain third-party consents. Subsequent to the initial closing through June 30, 2025, we completed the sale of six Delayed Consent Subsidiaries for $136.7 million. In connection with the closings of the Safe Harbor Sale and the six Delayed Consent Subsidiaries, we recorded a gain on sale of $1.4 billion within Income from discontinued operations, net during the three months ended June 30, 2025. The transfer of the remaining nine Delayed Consent Subsidiaries with an aggregate agreed value of approximately $117.5 million remains subject to the receipt of third-party consents. We have continuing involvement with the Marina business related to ongoing management of the Delayed Consent Subsidiaries by Safe Harbor under an arm's-length management agreement. Under the management agreement, during the three months ended June 30, 2025, we paid management fees of $0.2 million to Safe Harbor, representing 4% of gross revenues earned at the Delayed Consent Subsidiaries. We anticipate that the dispositions of most or all of the remaining Delayed Consent Subsidiaries will occur during the three months ending September 30, 2025.

The following table sets forth a summary of assets and liabilities attributable to discontinued operations related to Safe Harbor (in millions):

	June 30, 2025	December 31, 2024
Assets
Land	$1.1	$1,049.5
Land improvements and buildings	117.4	2,401.9
Furniture, fixtures and equipment	8.9	369.2
Investment property	127.4	3,820.6
Accumulated depreciation	(31.1)	(512.6)
Investment property, net	96.3	3,308.0
Cash, cash equivalents and restricted cash	4.1	6.8
Notes and other receivables, net	1.9	53.9
Goodwill(1)	12.0	541.7
Other intangible assets, net	1.7	236.4
Other assets, net	5.1	267.7
Total Assets	$121.1	$4,414.5
Liabilities
Advanced reservation deposits and rent	$5.9	$81.6
Accrued expenses and accounts payable	10.5	44.3
Other liabilities	20.2	161.0
Total Liabilities	$36.6	$286.9
(1) As of June 30, 2025, the remaining goodwill was determined based on the proportion of the remaining Delayed Consent Subsidiaries in relation to the total number of Safe Harbor properties included in the original sale agreement.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth a summary of the operating results included within Income from discontinued operations, net (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues
Real property	$40.0	$118.8	$143.1	$215.2
Service, retail, dining and entertainment revenue	54.8	148.1	163.1	252.6
Interest, brokerage commissions and other, net	0.3	0.9	1.6	2.0
Total Revenues	95.1	267.8	307.8	469.8
Expenses
Property operating and maintenance	14.8	35.9	52.2	69.6
Real estate tax	2.1	5.2	7.9	11.0
Service, retail, dining and entertainment expenses	50.0	133.7	153.9	233.4
General and administrative	2.3	15.6	18.4	32.2
Transaction costs(1)	48.0	—	62.6	—
Business combination costs	—	0.2	—	0.2
Depreciation, amortization and (gain)/loss on disposal of assets	(0.3)	49.8	36.1	94.1
Asset impairments	0.2	1.0	2.3	1.9
Total Expenses	117.1	241.4	333.4	442.4
Income / (Loss) Before Other Items	(22.0)	26.4	(25.6)	27.4
Gain on disposition of properties, net	1,445.0	—	1,445.0	—
Other income / (expense), net(2)	(0.2)	(0.5)	(14.8)	9.9
Income from discontinued operations, before income taxes	1,422.8	25.9	1,404.6	37.3
Current tax expense (see Note 14)	(0.3)	(0.2)	(0.6)	(0.4)
Income from discontinued operations, net	$1,422.5	$25.7	$1,404.0	$36.9
(1) Represents legal and advisory fees, employee separation costs, and other transaction costs associated with the Safe Harbor Sale. During the three months ended June 30, 2025, employee separation costs included $25.8 million that was paid to certain Safe Harbor officers and employees.
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

The following table presents depreciation, amortization, and capital expenditures attributable to discontinued operations related to Safe Harbor (in millions):

	Six Months Ended
	June 30, 2025	June 30, 2024
Depreciation	$31.8	$83.5
Amortization	$4.3	$10.6
Capital Expenditures	$71.7	$110.4

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
3. Revenue

Our revenue consists of real property revenue at our MH, RV, and UK properties, revenue from home sales, ancillary revenue, interest income, and brokerage commissions and other revenue.

The following table disaggregates our revenue by major source and segment (in millions):

	Three Months Ended
	June 30, 2025				June 30, 2024(1)
	MH	RV	UK	Consolidated	MH	RV	UK	Consolidated
Revenues
Real property	$250.0	$148.9	$51.3	$450.2	$239.7	$148.2	$44.7	$432.6
Home sales	35.0	6.9	58.2	100.1	49.2	9.1	49.2	107.5
Ancillary	1.5	24.0	16.6	42.1	1.9	24.7	14.0	40.6
Interest	11.0	5.4	0.1	16.5	3.4	1.5	0.3	5.2
Brokerage commissions and other, net	9.0	4.3	1.3	14.6	5.9	3.4	1.1	10.4
Total Revenues	$306.5	$189.5	$127.5	$623.5	$300.1	$186.9	$109.3	$596.3
(1)Recast to reflect segment changes. Refer to Note 1, "Basis of Presentation" and Note 13, "Segment Reporting," for additional information.

	Six Months Ended
	June 30, 2025				June 30, 2024(1)
	MH	RV	UK	Consolidated	MH	RV	UK	Consolidated
Revenues
Real property	$499.3	$250.8	$84.5	$834.6	$477.7	$252.7	$82.7	$813.1
Home sales	56.7	13.9	96.7	167.3	75.9	15.1	85.4	176.4
Ancillary	4.0	29.8	20.8	54.6	4.5	31.1	18.3	53.9
Interest	14.0	6.8	0.1	20.9	6.5	2.9	0.3	9.7
Brokerage commissions and other, net	10.9	4.0	1.4	16.3	6.9	4.1	1.4	12.4
Total Revenues	$584.9	$305.3	$203.5	$1,093.7	$571.5	$305.9	$188.1	$1,065.5
(1)Recast to reflect segment changes. Refer to Note 1, "Basis of Presentation" and Note 13, "Segment Reporting," for additional information.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
4. Cash, Cash Equivalents and Restricted Cash

The following table summarizes the fair value of cash, cash equivalents and restricted cash by significant investment category, which approximates cost (in millions):

	Fair Value Level	June 30, 2025	December 31, 2024
Cash and Cash Equivalents
Cash and time deposits		$688.3	$47.9
Money market funds(1)	1	201.4	—
Total cash and cash equivalents		$889.7	$47.9
Restricted Cash
Cash and time deposits		$573.4	$9.2
Total restricted cash		$573.4	$9.2
Total Cash, Cash Equivalents and Restricted Cash		$1,463.1	$57.1
(1) Consists of investments in which 100% maintain original maturities of 90 days or less for which market prices are readily available.

Restricted cash balances in the table above include $565.3 million as of June 30, 2025, held in escrow accounts that have been designated to fund potential future MH and RV acquisitions under 1031 exchange transactions. Restricted cash also includes utility deposits and amounts held in deposit for tax, insurance, and repair escrows held by lenders in accordance with certain debt agreements. Restricted cash is included in cash and cash equivalents in the reconciliation of the beginning of period and the end of period cash balance on the Consolidated Statements of Cash Flows.

5. Real Estate Acquisitions and Dispositions

2025 Development and Expansion Activities

We did not acquire any operating properties during the six months ended June 30, 2025.

2025 Disposition Activity

The following dispositions of real estate properties for our continuing operations occurred during the six months ended June 30, 2025:

Property Name(1)	Segment	Number of Properties	Total Sites	State, Province, or Country	Month Disposed	Gross Sales Proceeds	Cash Consideration, net(2)	Gain / (Loss) on Disposition(3)
RV Portfolio(4)	RV	2	815	Various	January	$92.9	$92.6	$(0.2)
MH Portfolio	MH	3	136	FL	March	$27.8	$27.2	$(2.8)
Sun Retreats Millbrook	RV	1	394	IL	April	$3.5	$2.8	$(3.8)
(1) Pertains to our continuing operations. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," for additional detail related to the Safe Harbor Sale, which is classified as a discontinued operation.
(2) Cash consideration, net of settlement of the associated mortgage debt, when applicable, and other closing adjustments. Refer to Note 10, "Debt and Line of Credit," for additional detail.
(3) Recorded in Gain / (loss) on dispositions of properties on the Consolidated Statements of Operations.
(4) Total sales proceeds include the disposition of two operating properties and two development properties that we owned along with the settlement of a developer note receivable of $36.5 million pertaining to three additional properties in which we had provided financing to the developer that were classified as held for sale as of December 31, 2024. During the year ended December 31, 2024, we recognized asset impairment charges of $12.1 million to reduce the carrying value of the four owned RV properties to an aggregate fair value of $47.5 million.

In June 2025, we sold one MH developmental land parcel in Washington for total consideration of $40.0 million and recorded a gain on sale of $2.6 million. The property was previously classified as held for sale.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
6. Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in millions):

	June 30, 2025	December 31, 2024
Installment notes receivable on manufactured homes, net	$116.3	$93.9
Notes receivable from real estate developers and operators	93.1	148.5
Other receivables, net	136.3	187.7
Total Notes and Other Receivables, net	$345.7	$430.1

Installment Notes Receivable on Manufactured Homes

Installment notes receivable are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC 820, "Fair Value Measurements and Disclosures." The balances of installment notes receivable of $116.3 million (principal of installment notes receivable of $119.2 million less fair value adjustment of $2.9 million) and $93.9 million (principal of installment notes receivable of $95.2 million less fair value adjustment of $1.3 million) as of June 30, 2025 and December 31, 2024, respectively, are secured by manufactured homes. The notes represent financing to purchasers of manufactured homes located in our communities and require monthly principal and interest payments. The notes had a net weighted average interest rate (net of servicing costs) and maturity of 7.3% and 17.4 years as of June 30, 2025, and 6.4% and 18.6 years as of December 31, 2024, respectively. Refer to Note 17, "Fair Value Measurements," for additional details.

Notes Receivable from Real Estate Developers and Operators

Notes receivable from real estate developers and operators are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC 820, "Fair Value Measurements and Disclosures." Refer to Note 17, "Fair Value Measurements," for additional information.

Notes Receivable from Real Estate Operators

The notes receivable from real estate operators at June 30, 2025 consist of a loan provided to a real estate operator to fund the Canadian RV Portfolio disposition (the "Canadian RV Note"). The balance on the Canadian RV Note was $45.1 million with a net weighted average interest rate and maturity of 5.0% and 1.5 years as of June 30, 2025, and was $42.4 million with a net weighted average interest rate and maturity of 5.0% and 2.0 years as of December 31, 2024.

Notes Receivable from Real Estate Developers

Other acquisition and construction loans provided to real estate developers total $48.0 million with a net weighted average interest rate and maturity of 8.7% and 0.7 years as of June 30, 2025, and total $106.1 million with a net weighted average interest rate and maturity of 8.0% and 1.9 years as of December 31, 2024. As of June 30, 2025 and December 31, 2024, the additional acquisition and construction loans provided to real estate developers had $11.6 million and $36.8 million of undrawn funds, respectively. During the three months ended March 31, 2025, we settled a note receivable from a real estate developer of $36.5 million as part of a sale of a portfolio of RV communities. Refer to Note 5, "Real Estate Acquisitions and Dispositions," for additional information.

During the three months ended March 31, 2025, we entered into a non-monetary transaction with a real estate developer to settle a note receivable of $23.8 million in conjunction with one RV property in California. Refer to Note 11, "Equity and Temporary Equity," and Note 17, "Fair Value Measurements," for additional information.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Other Receivables, net

Other receivables, net were comprised of amounts due from the following categories (in millions):

	June 30, 2025	December 31, 2024
Insurance receivables(1)	$48.8	$67.2
Home sale proceeds	24.4	24.5
Receivables from residents and customers(2)	20.3	62.2
Other receivables	42.8	33.8
Total Other Receivables, net	$136.3	$187.7
(1)Primarily consists of receivables from insurance providers related to Hurricanes Ian, Helene, and Milton. Refer to Note 18, "Commitments and Contingencies," for additional details.
(2)Net of allowance for credit losses of $5.3 million and $5.6 million as of June 30, 2025 and December 31, 2024, respectively.

7. Collateralized Receivables and Transfers of Financial Assets

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

The balance of collateralized receivables was $46.6 million (gross collateralized receivable of $47.9 million less fair value adjustments of $1.3 million) and $51.2 million (gross collateralized receivable of $52.0 million less fair value adjustments of $0.8 million) at June 30, 2025 and December 31, 2024, respectively. The balance of secured borrowings on collateralized receivables was $46.6 million (gross secured borrowings of $43.1 million plus fair value adjustments of $3.5 million) and $51.2 million (gross secured borrowings of $47.3 million plus fair value adjustments of $3.9 million) as of June 30, 2025 and December 31, 2024, respectively. The notes represent financing to purchasers of manufactured homes located in our communities and require monthly principal and interest payments. The notes had a net weighted average interest rate and maturity of 8.6% and 12.8 years as of June 30, 2025 and 8.6% and 13.2 years as of December 31, 2024. Refer to Note 17, "Fair Value Measurements," for additional details.

The collateralized receivables earn interest income and the secured borrowings accrue interest expense in equal amounts. The amount of interest income and interest expense recognized during the three and six months ended June 30, 2025 was $1.0 million and $2.0 million, respectively, and during the three and six months ended June 30, 2024 was $1.2 million and $2.4 million, respectively.

8. Goodwill and Other Intangible Assets

Our intangible assets include goodwill, in-place leases, trademarks and trade names, customer relationships, franchise agreements and other intangible assets. These intangible assets are recorded in Goodwill and Other intangible assets, net on the Consolidated Balance Sheets.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Other Intangible Assets, net

The gross carrying amounts and accumulated amortization of our intangible assets were as follows (in millions):

		June 30, 2025		December 31, 2024
Other Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	7 years	$138.5	$(129.1)	$138.8	$(126.4)
Trademarks and trade names	15 years	89.1	(19.9)	81.7	(15.4)
Customer relationships	4 years	1.9	(1.7)	1.8	(1.3)
Franchise agreements and other intangible assets	10 - 27 years	32.9	(10.7)	32.7	(10.0)
Total finite-lived assets		$262.4	$(161.4)	$255.0	$(153.1)
Indefinite-lived assets - Trademarks, trade names, and other	N/A	0.7	—	0.6	—
Total indefinite-lived assets		$0.7	$—	$0.6	$—
Total		$263.1	$(161.4)	$255.6	$(153.1)

Amortization expenses related to our Other intangible assets were as follows (in millions):

	Three Months Ended		Six Months Ended
Other Intangible Asset Amortization Expense	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
In-place leases	$1.4	$1.6	$2.9	$3.1
Trademarks and trade names	1.5	1.4	2.9	2.8
Customer relationships	0.1	0.1	0.2	0.2
Franchise fees and other intangible assets	0.2	0.2	0.4	0.4
Total	$3.2	$3.3	$6.4	$6.5

We anticipate amortization expense for Other intangible assets to be as follows for the next five years (in millions):

Other Intangible Asset Future Amortization Expense	Remainder 2025	2026	2027	2028	2029
In-place leases	$2.8	$3.7	$2.1	$0.8	$0.1
Trademarks and trade names	3.1	6.2	5.9	5.8	5.8
Customer relationships	0.2	—	—	—	—
Franchise agreements and other intangible assets	0.6	1.3	1.3	1.3	1.3
Total	$6.7	$11.2	$9.3	$7.9	$7.2

9. Investments in Nonconsolidated Affiliates

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

Sungenia Joint Venture ("Sungenia JV")
At June 30, 2025 and December 31, 2024, we had a 50.0% ownership interest in Sungenia JV, a joint venture formed between us and Ingenia to establish and grow a manufactured housing community development program in Australia.

GTSC LLC ("GTSC")
At June 30, 2025 and December 31, 2024, we had a 40.0% ownership interest in GTSC, which engages in acquiring, holding and selling loans secured, directly or indirectly, by manufactured homes located in our communities.

SV Lift, LLC ("SV Lift")
At June 30, 2025 and December 31, 2024, we had a 50.0% ownership interest in SV Lift, which owns, operates, and leases an aircraft.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The investment balance in each nonconsolidated affiliate was as follows (in millions):

Investment	June 30, 2025	December 31, 2024
Investment in Sungenia JV	$81.7	$75.1
Investment in GTSC	38.5	48.9
Investment in SV Lift	0.9	1.1
Total	$121.1	$125.1

The income / (loss) from each nonconsolidated affiliate is as follows (in millions):

	Three Months Ended		Six Months Ended
Income / (Loss) from Nonconsolidated Affiliates	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Sungenia JV equity income	$3.7	$2.3	$6.3	$3.2
GTSC equity income	0.5	0.9	1.3	1.8
SV Lift equity loss	(0.4)	(0.2)	(0.8)	(0.6)
Total Income from Nonconsolidated Affiliates	$3.8	$3.0	$6.8	$4.4

During the six months ended June 30, 2025 and 2024, we received distributions of $10.1 million and $13.5 million, respectively, and made contributions of $0.6 million and $5.7 million, respectively, with our nonconsolidated affiliates.

10. Debt and Line of Credit

The following table sets forth certain information regarding debt, including premiums, discounts and deferred financing costs (in millions, except for statistical information):

	Carrying Amount		Weighted Average Years to Maturity		Weighted Average Interest Rates
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Secured Debt
Mortgage loans payable(1)	$2,451.6	$3,212.2	9.0	8.3	3.637%	3.991%
Secured borrowings on collateralized receivables(2)	46.6	51.2	12.8	13.2	8.547%	8.575%
Total Secured Debt	$2,498.2	$3,263.4
Unsecured Debt
Senior unsecured notes(3)	$1,785.3	$2,676.3	5.6	6.0	2.901%	3.778%
Line of credit(4)	—	1,413.1	0.0	1.4	—%	4.744%
Total Unsecured Debt	$1,785.3	$4,089.4
Total Debt	$4,283.5	$7,352.8	7.6	6.2	3.383%	4.090%
(1) Balances at June 30, 2025 and December 31, 2024 include zero net debt premium, as of each such date, and $10.5 million and $15.2 million of deferred financing costs, respectively.
(2) Balances at June 30, 2025 and December 31, 2024 include fair value adjustments of 3.5 million and $3.9 million, respectively.
(3) Balances at June 30, 2025 and December 31, 2024 include $4.6 million and $6.3 million of net debt discount, respectively, and $10.2 million and $17.4 million of deferred financing costs, respectively. Weighted average interest rates include the impact of hedge activity.
(4) Balances at June 30, 2025 and December 31, 2024 include zero of deferred financing costs, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Secured Debt

Mortgage term loans

During the six months ended June 30, 2025, we repaid the following mortgage term loans (in millions, except for statistical information):

Period	Repayment Amount		Weighted Average Interest Rate	Maturity Date	Loss on Extinguishment of Debt
Three months ended June 30, 2025	$691.8	(1)	5.346%	February 13, 2026 - September 10, 2044	$45.9
Three months ended March 31, 2025	$48.4	(2)	4.013%	February 01, 2025 - March 31, 2025	$—
(1) We settled $737.7 million of secured mortgage debt, inclusive of $45.9 million of prepayment costs and deferred financing cost write offs, resulting in a repayment of $691.8 million of net secured mortgage debt. The various mortgage term loans were secured by 44 properties.
(2) Includes five mortgage term loans, which were secured by five properties, and were paid off on the maturity dates in accordance with the loan documents.

During the six months ended June 30, 2025 we did not enter into any mortgage term loans.

The mortgage term loans, which total $2.5 billion as of June 30, 2025, are secured by 110 properties comprised of 45,112 sites representing approximately $1.8 billion of net book value.

Secured Borrowings on Collateralized Receivables

Refer to Note 7, "Collateralized Receivables and Transfers of Financial Assets," for information on secured borrowings on collateralized receivables.

Unsecured Debt

Senior Unsecured Notes

The following table sets forth certain information regarding our senior unsecured notes (in millions, except for statistical information). All senior unsecured notes include interest payments on a semi-annual basis in arrears, and are recorded within the Unsecured debt line item on the Consolidated Balance Sheets.

		Carrying Amount
	Principal Amount	June 30, 2025	December 31, 2024
5.5% notes, issued in January 2024 and due in January 2029 (the "2029 Notes")	$500.0	$—	$496.2
5.7% notes, issued in January 2023 and due in January 2033 (the "2033 Notes")	400.0	—	396.1
4.2% notes, issued in April 2022 and due in April 2032	600.0	593.6	593.2
2.3% notes, issued in October 2021 and due in November 2028	450.0	447.8	447.4
2.7% notes, issued in June 2021 and October 2021, and due in July 2031	750.0	743.9	743.4
Total	$2,700.0	$1,785.3	$2,676.3

During the three months ended June 30, 2025, we redeemed the aggregate principal amount of $900.0 million on the 2029 Notes and the 2033 Notes using cash proceeds generated from the Safe Harbor Sale (the "2029 and 2033 Note Redemptions"). In accordance with the terms of each series of Notes, the redemption price was inclusive of a customary make-whole premium and accrued and unpaid interest. As a result, we recorded charges of $56.5 million to Loss on extinguishment of debt on the Consolidated Statements of Operations in connection with early extinguishment premiums on the 2029 and 2033 Note Redemptions. Refer to Note 16, "Derivative Financial Instruments," for cash flow hedge activity resulting from the redemptions.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The senior credit facility bears interest at a floating rate based on the Adjusted Term Secured Overnight Financing Rate ("SOFR"), the Adjusted Eurocurrency Rate, the Australian Bank Bill Swap Bid Rate ("BBSY"), the Daily Sterling Overnight Index Average ("SONIA") Rate, or the Canadian Overnight Repo Rate Average ("CORRA"), as applicable, plus a margin, in all cases, ranging from 0.725% to 1.6%, subject to certain adjustments. As of June 30, 2025, the margins based on our credit ratings were 0.775% on the revolving loan facility.

At the lenders' option, the senior credit facility will become immediately due and payable upon an event of default under the Credit Facility Agreement. During the three months ended June 30, 2025, we repaid the remaining outstanding debt balances of $1.6 billion under our senior credit facility. We had zero and $1.4 billion of borrowings outstanding under the revolving loan as of June 30, 2025 and December 31, 2024, respectively. The balance is recorded in Unsecured debt on the Consolidated Balance Sheets.

The senior credit facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under the senior credit facility, but does reduce the borrowing amount available. We had $10.3 million and $11.5 million of outstanding letters of credit at June 30, 2025 and December 31, 2024, respectively.

Covenants

The mortgage term loans, senior unsecured notes, and senior credit facility are subject to various financial and other covenants. The most restrictive covenants are pursuant to (a) the terms of the senior credit facility, which contains a maximum leverage ratio, minimum fixed charge coverage ratio, and maximum secured leverage ratio, and (b) the terms of the senior unsecured notes, which contain a total debt to total assets ratio, secured debt to total assets ratio, consolidated income available for debt service to debt service ratio, and unencumbered total asset value to unsecured debt ratio. At June 30, 2025, we were in compliance with all financial covenants.

In addition, certain of our subsidiary borrowers own properties that secure loans. These subsidiaries are consolidated within our accompanying Consolidated Financial Statements, however, each of these subsidiaries' assets and credit are not available to satisfy our debts and other obligations, or any of our other subsidiaries or any other person or entity.

Interest Capitalized

We capitalize interest during the construction and development of our communities. Capitalized interest costs associated with construction and development activities during the three and six months ended June 30, 2025 were $1.3 million and $2.7 million, respectively, and during the three and six months ended June 30, 2024 were $2.2 million and $4.9 million, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

11. Equity and Temporary Equity

Temporary Equity

Temporary equity includes preferred securities that are redeemable for cash at the holder's option or upon the occurrence of an event that is not solely within our control based on a fixed or determinable price and other redeemable equity interests. These securities are not mandatorily redeemable for cash nor do they contain a fixed maturity date. The following table sets forth the various series of redeemable preferred OP units and other redeemable equity interests that were outstanding as of June 30, 2025 and December 31, 2024, and the related terms, and summarizes the balance included within Temporary Equity on our Consolidated Balance Sheets (in millions, except for statistical information):

Description	OP Units Outstanding	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption(3)	Redemption Period	Carrying Amount
	June 30, 2025					June 30, 2025	December 31, 2024
Series D preferred OP units	488,958	0.8000	4.0%	Holder's Option	Any time	$51.9	$47.5
Series F preferred OP units	70,000	0.6250	3.0%	Holder's Option	Any time	7.5	8.7
Series G preferred OP units	4,898	0.6452	3.2%	Holder's Option	Any time after earlier of September 30, 2025 or death of holder	3.6	19.8
Series H preferred OP units	580,464	0.6098	3.0%	Holder's Option	Any time after earlier of October 30, 2025 or death of holder	59.6	55.4
Series J preferred OP units	236,000	0.6061	2.85%	Holder's Option	During the 30-day period following a change of control of the Company or any time after April 21, 2026	23.9	22.4
Series K preferred OP units	1,000,000	0.5882	4.0%	Holder's Option	Within 60 days after March 23, 2028	98.7	94.1
Other redeemable equity interests(4)	N/A	N/A	N/A	N/A	N/A	12.7	11.9
Total	2,380,320					$257.9	$259.8
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

Permanent Equity

Universal Shelf Registration Statement

We have filed a universal shelf registration statement on Form S-3 with the SEC, which provides for the registration of unspecified amounts of equity and debt securities. The authorized number of shares of our capital stock is 380,000,000 shares, of which 360,000,000 shares are common stock and 20,000,000 shares are preferred stock. As of June 30, 2025, we had 125,857,728 shares of common stock issued and outstanding and no shares of preferred stock were issued and outstanding.

At the Market Offering Sales Agreement

We have entered into an At the Market Offering Sales Agreement (the "ATM") with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock. Through June 30, 2025, we had entered into and settled forward sales agreements under the ATM for an aggregate gross sales price of $524.8 million, leaving $725.2 million available for sale under the ATM.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Stock Repurchase Program

In May 2025, our Board of Directors authorized a stock repurchase program (the "Stock Repurchase Program") under which we may repurchase up to $1.0 billion in shares of our outstanding common stock through April 30, 2026. Under the Stock Repurchase Program, we may repurchase shares of our common stock in open market transactions, through privately negotiated transactions, through one or more accelerated repurchases, or otherwise, in accordance with the terms set forth in Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and other applicable legal requirements. The Stock Repurchase Program does not obligate us to repurchase any specific number of shares, and we may initiate, suspend, or discontinue purchases under the Stock Repurchase Program at any time.

We account for stock repurchases in accordance with ASC 505, "Equity," by allocating the repurchase price to Common Stock, Additional paid-in-capital, and Distributions in excess of accumulated earnings on the Consolidated Balance Sheets. Under Maryland corporate law, our state of incorporation, there is no concept of treasury shares. As a result, all repurchased shares are retired and returned to the status of authorized but unissued shares upon settlement. During the three months ended June 30, 2025, we repurchased and retired 1.6 million shares of our outstanding common stock for $202.8 million. As of June 30, 2025, we had $797.2 million remaining authorized for purchase under this program.

Issuances of Common OP Units

During the six months ended June 30, 2025, we did not issue any common OP units. During the six months ended June 30, 2024, we issued common OP units in connection with the acquisition of certain properties:

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

AOCI attributable to SUI common shareholders consisted of the following, net of tax (in millions):

	June 30, 2025	December 31, 2024
Net foreign currency translation income / (loss)	$24.2	$(44.1)
Accumulated net gains on derivatives	20.0	36.2
Accumulated other comprehensive income / (loss)	$44.2	$(7.9)

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Noncontrolling Interests - Common and Preferred OP Units

The following table summarizes the common and preferred OP units included within Noncontrolling interests on our Consolidated Balance Sheets (in millions, except for units and statistical information):

Description	OP Units Outstanding	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption	Redemption Period	Carrying Amount
	June 30, 2025					June 30, 2025	December 31, 2024
Common OP units	2,823,365	1.0000	Same distribution rate for common stock	N/A	N/A	$78.6	$71.5
Series A-1 preferred OP units	170,305	2.4390	6.0%	N/A	N/A	12.3	9.2
Series A-3 preferred OP units	40,268	1.8605	4.5%	N/A	N/A	2.9	2.3
Series C preferred OP units	292,436	1.1100	5.0%	N/A	N/A	21.8	19.5
Series E preferred OP units	80,000	0.6897	5.5%	N/A	N/A	6.3	6.0
Series L preferred OP units	20,000	0.6250	3.5%	N/A	N/A	2.0	1.9
Total	3,426,374					$123.9	$110.4
(1) Exchange rates are subject to adjustment upon stock splits, recapitalizations and similar events. The exchange rates of certain series of OP units are approximated to four decimal places.
(2) Distributions are payable on the issue price of each OP unit which is $100.00 per unit for all these preferred OP units.

Conversions

Conversions to Common Stock and Common OP Units - Subject to certain limitations, holders can convert certain series of OP units to shares of our common stock and to common OP units at any time. Below is the activity of conversions during the six months ended June 30, 2025 and 2024:

		Six Months Ended
		June 30, 2025		June 30, 2024
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)	Units / Shares Converted	Common Stock(1)
Common OP units	1.0000	82,505	82,505	68,783	68,783
Series A-1 preferred OP units	2.4390	6,492	15,832	10,332	25,195
Series C preferred OP units	1.1100	4,309	4,782	9,103	10,104
Series G preferred OP units	0.6452	—	—	4,898	3,160
Series H preferred OP units	0.6098	765	465	9	5
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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Redemption of Preferred OP Units

Subject to certain limitations, holders can redeem certain series of preferred OP units for cash, provided that the applicable contractual requirements are met. During the three months ended June 30, 2025, 20,000 Series F preferred OP units were redeemed for a net cash payment of $2.0 million, inclusive of all distributions on the redeemed units that were accrued and unpaid as of the redemption date, in accordance with the terms and conditions set forth in the redemption agreement.

Distributions

Distributions declared for the six months ended June 30, 2025 were as follows:

Common Stock, Common OP units and Restricted Stock Distributions	Record Date	Payment Date	Distribution Per Share	Total Distribution (in millions)
March 31, 2025	3/31/2025	4/15/2025	$0.94	$122.6
May 14, 2025 Special Distribution(1)	5/14/2025	5/22/2025	$4.00	$521.3
June 30, 2025	6/30/2025	7/15/2025	$1.04	$133.8
(1) In connection with the closing of the Safe Harbor Sale, our Board of Directors authorized a one-time special cash distribution of $4.00 per common share and common unit.

12. Share-Based Compensation

As of June 30, 2025, we had two share-based compensation plans: the Sun Communities, Inc. 2015 Equity Incentive Plan (as amended, the "2015 Equity Incentive Plan") and the First Amended and Restated 2004 Non-Employee Director Option Plan (as amended, the "2004 Non-Employee Director Option Plan"). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future. Time based awards for directors generally vest over three years. Time based awards for key employees and executives generally vest over five years. Market condition awards for executives generally vest after three years.

During the six months ended June 30, 2025 and 2024, shares were granted as follows:

Grant Period	Type	Plan	Shares Granted	Grant Date Fair Value Per Share		Vesting Type
2025	Key Employees	2015 Equity Incentive Plan	137,400	$133.39	(1)	Time Based
2025	Executive Officers	2015 Equity Incentive Plan	38,000	$133.63	(1)	Time Based
2025	Executive Officers	2015 Equity Incentive Plan	87,000	$106.62	(2)	Market Condition	(3)
2025	Directors	2004 Non-Employee Director Option Plan	14,000	$122.78	(1)	Time Based
2024	Key Employees	2015 Equity Incentive Plan	205,540	$132.10	(1)	Time Based
2024	Executive Officers	2015 Equity Incentive Plan	31,800	$132.13	(1)	Time Based
2024	Executive Officers	2015 Equity Incentive Plan	41,400	$98.14	(2)	Market Condition	(3)
2024	Directors	2004 Non-Employee Director Option Plan	20,000	$129.47	(1)	Time Based
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

The vesting requirements for 188,569 and 195,134 restricted shares granted to our executives, directors, and employees were satisfied during the six months ended June 30, 2025 and 2024, respectively.

We recognized the following share-based compensation costs (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Share-based compensation - expensed(1)	$8.7	$10.1	$17.5	$20.2
(1) Recorded within General and administrative expense on the Consolidated Statements of Operations.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

13. Segment Reporting

ASC 280, "Segment Reporting," establishes standards for the way that business enterprises report information about operating segments in their financial statements.

As described in Note 1, "Basis of Presentation," effective March 31, 2025, we revised our reporting structure from four segments to three segments, which consists of (i) manufactured home ("MH") communities, (ii) recreational vehicle ("RV") communities, and (iii) the United Kingdom ("UK"). The new structure removes the Marina business from our operating segments as a result of its classification as a discontinued operation and reflects how the chief operating decision maker, a committee comprised of our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, manages the business, makes operating decisions, allocates resources and evaluates operating performance. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," for additional details regarding discontinued operations. Beginning with the three months ended March 31, 2025, we report our financial results consistent with our realigned operating segments and have recast prior period amounts to conform to the way we internally manage our business and monitor segment performance. Certain reclassifications have been made to the prior period financial statements and related notes in order to conform to the current period presentation. There was no impact to prior period net income, shareholders' equity, or cash flows for any of the reclassifications.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

A presentation of segment financial information is summarized as follows (in millions):

	Three Months Ended
	June 30, 2025				June 30, 2024
	MH	RV	UK	Total	MH	RV	UK	Total
Revenue
Income from real property	$249.8	$85.5	$33.5		$239.4	$80.6	$31.0
Income from real property - transient	0.2	63.4	17.8		0.3	67.6	13.7
Home sales	35.0	6.9	58.2		49.2	9.1	49.2
Ancillary	1.5	24.0	16.6		1.9	24.7	14.0
Total Functional Revenue	$286.5	$179.8	$126.1	$592.4	$290.8	$182.0	$107.9	$580.7
Expenses
Payroll - Real property	15.5	25.1	8.6		15.0	25.8	8.4
Utilities - Real property	23.0	17.9	8.1		22.4	17.3	7.2
Legal, taxes, and insurance - Real property	7.9	3.2	0.3		9.4	3.8	0.4
Supplies and repairs - Real property	11.8	9.2	5.8		11.6	8.5	4.7
Other expenses - Real property	4.0	13.3	4.2		3.1	11.8	3.4
Real estate taxes - Real property	19.2	7.3	2.2		17.5	6.8	1.9
Home sales - Cost of sales			35.9				26.8
Ancillary - Cost of goods sold			5.8				5.3
Other segment items(1)	31.6	21.6	15.4		40.6	22.9	13.4
Total NOI	$173.5	$82.2	$39.8	$295.5	$171.2	$85.1	$36.4	$292.7
Adjustments to arrive at net income
Interest income				16.5				5.2
Brokerage commissions and other revenues, net				14.6				10.4
General and administrative expense				(61.2)				(49.8)
Catastrophic event-related charges, net				(0.4)				(2.3)
Depreciation and amortization				(127.4)				(123.0)
Asset impairments				(166.1)				(10.6)
Loss on extinguishment of debt (see Note 10)				(102.4)				—
Interest expense				(58.2)				(89.8)
Gain / (loss) on foreign currency exchanges				39.4				(2.8)
Gain / (loss) on dispositions of properties				(1.3)				2.5
Other income / (expense), net				31.9				(1.1)
Loss on remeasurement of notes receivable				(1.4)				(0.4)
Income from nonconsolidated affiliates (see Note 9)				3.8				3.0
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates				(1.5)				0.1
Current tax expense (see Note 14)				(6.1)				(5.1)
Deferred tax benefit (see Note 14)				32.1				3.7
Net Income / (Loss) from Continuing Operations				(92.2)				32.7
Income from discontinued operations, net				1,422.5				25.7
Net Income				1,330.3				58.4
Less: Preferred return to preferred OP units / equity interests				3.2				3.2
Less: Income attributable to noncontrolling interests				53.5				3.1
Net Income Attributable to SUI Common Shareholders				$1,273.6				$52.1
(1)Other segment items for each reportable segment include:
MH and RV – costs related to home sales and ancillary, specifically payroll, utilities, legal, taxes and insurance, supplies and repairs, and other expenses.
UK – other costs related to home sales and ancillary, specifically home sales commission expense, payroll, utilities, legal, taxes, and insurance, supplies and repairs, and other expenses.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Six Months Ended
	June 30, 2025				June 30, 2024
	MH	RV	UK	Total	MH	RV	UK	Total
Revenue
Income from real property	$498.6	$159.3	$64.8		$477.0	$150.6	$66.4
Income from real property - transient	0.7	91.5	19.7		0.7	102.1	16.3
Home sales	56.7	13.9	96.7		75.9	15.1	85.4
Ancillary	4.0	29.8	20.8		4.5	31.1	18.3
Total Functional Revenue	$560.0	$294.5	$202.0	$1,056.5	$558.1	$298.9	$186.4	$1,043.4
Expenses
Payroll - Real property	29.5	42.6	14.6		29.6	43.2	14.2
Utilities - Real property	48.4	33.2	16.0		45.4	31.2	15.3
Legal, taxes, and insurance - Real property	15.5	6.4	0.7		17.9	7.5	0.8
Supplies and repairs - Real property	21.4	15.1	11.3		20.6	13.3	9.1
Other expenses - Real property	6.5	21.5	6.5		6.0	18.9	5.8
Real estate taxes - Real property	36.9	14.4	4.1		34.9	13.2	3.6
Home sales - Cost of sales			58.9				48.0
Ancillary - Cost of goods sold			7.3				7.1
Other segment items(1)	53.0	33.3	25.8		65.7	33.7	22.6
Total NOI	$348.8	$128.0	$56.8	$533.6	$338.0	$137.9	$59.9	$535.8
Adjustments to arrive at net income
Interest income				20.9				9.7
Brokerage commissions and other revenues, net				16.3				12.4
General and administrative expense				(118.2)				(111.6)
Catastrophic event-related charges, net				(0.3)				(9.5)
Depreciation and amortization				(251.1)				(244.0)
Asset impairments				(190.1)				(30.4)
Loss on extinguishment of debt (see Note 10)				(102.4)				(0.6)
Interest expense				(140.3)				(179.5)
Gain / (loss) on foreign currency exchanges				48.1				(1.7)
Gain / (loss) on dispositions of properties				(2.4)				7.9
Other income / (expense), net				37.6				(3.5)
Loss on remeasurement of notes receivable				(1.6)				(1.1)
Income from nonconsolidated affiliates (see Note 9)				6.8				4.4
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates				(1.5)				5.3
Current tax expense (see Note 14)				(8.0)				(7.0)
Deferred tax benefit (see Note 14)				37.3				9.4
Net Loss from Continuing Operations				(115.3)				(4.0)
Income from discontinued operations, net				1,404.0				36.9
Net Income				1,288.7				32.9
Less: Preferred return to preferred OP units / equity interests				6.3				6.4
Less: Income attributable to noncontrolling interests				51.6				1.8
Net Income Attributable to SUI Common Shareholders				$1,230.8				$24.7
(1)Other segment items for each reportable segment include:
MH and RV – costs related to home sales and ancillary, specifically payroll, utilities, legal, taxes and insurance, supplies and repairs, and other expenses.
UK – other costs related to home sales and ancillary, specifically home sales commission expense, payroll, utilities, legal, taxes, and insurance, supplies and repairs, and other expenses.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	June 30, 2025				December 31, 2024
	MH	RV	UK	Consolidated	MH	RV	UK	Consolidated
Identifiable Assets
Investment property, net	$4,981.0	$3,406.9	$2,345.2	$10,733.1	$5,114.7	$3,505.8	$2,244.6	$10,865.1
Cash, cash equivalents and restricted cash	949.4	489.0	24.7	1,463.1	32.3	16.7	8.1	57.1
Inventory of manufactured homes	81.6	27.1	63.3	172.0	52.4	15.3	62.1	129.8
Notes and other receivables, net	237.8	73.5	34.4	345.7	233.4	121.4	75.3	430.1
Collateralized receivables, net	46.6	—	—	46.6	51.2	—	—	51.2
Goodwill	—	9.5	—	9.5	—	9.5	—	9.5
Other intangible assets, net	7.3	25.0	69.4	101.7	9.5	26.3	66.7	102.5
Other assets, net	236.2	42.2	90.9	369.3	261.1	37.0	144.3	442.4
Assets held for sale & discontinued operations, net	—	—	—	121.1	—	47.2	—	4,461.7
Total Assets	$6,539.9	$4,073.2	$2,627.9	$13,362.1	$5,754.6	$3,779.2	$2,601.1	$16,549.4

	June 30, 2025	% of Total	December 31, 2024	% of Total
North America(1)	$10,734.2	80.3%	$13,948.3	84.3%
United Kingdom	2,627.9	19.7%	2,601.1	15.7%
Total Assets	$13,362.1	100.0%	$16,549.4	100.0%
(1)Includes $121.1 million and $4.4 billion of total assets from discontinued operations as of June 30, 2025 and December 31, 2024, respectively. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," for additional information.

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

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation, which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT during the three and six months ended June 30, 2025.

As a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on the ordinary taxable income we distribute to our shareholders as dividends. If we fail to qualify as a REIT in any taxable year, our taxable income could be subject to U.S. federal income tax at regular corporate rates. Even if we qualify as a REIT, we may be subject to certain state and local income taxes, as well as U.S. federal income and excise taxes on our undistributed income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state, and local income taxes. However, we have a valuation allowance on our taxable REIT subsidiaries' deferred tax assets. During the three months ending June 30, 2025, we released a valuation allowance of $17.7 million to partially offset the Safe Harbor Marina gain on sale. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," for additional details related to the Safe Harbor Sale. We are also subject to local income taxes in Canada and the United Kingdom due to certain properties located in those jurisdictions. We do not provide for withholding taxes on our undistributed earnings from our Canadian subsidiaries as they are reinvested and will continue to be reinvested indefinitely outside of the U.S. As currently structured, we are not subject to United Kingdom withholding taxes on distributions from our United Kingdom properties. We also may be subject to Australian withholding taxes on dividends from our Australian subsidiaries.

15. Earnings / (Loss) Per Share

Earnings / (loss) per share ("EPS") is computed by dividing net earnings / (loss) by the weighted average number of common shares outstanding during the period on a basic and diluted basis. We calculate diluted EPS using the more dilutive of the treasury stock method and the two-class method for stock option and restricted common shares, the treasury stock method for forward equity sales and the if converted method for convertible units. Our potentially dilutive securities include our potential common shares related to our forward equity offerings, our unvested restricted common shares, and our Operating Partnership outstanding common and preferred OP units, which, if converted or exercised, may impact dilution.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Computations of basic and diluted EPS were as follows (in millions, except for per share data):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator for basic EPS
Net income / (loss) from continuing operations	$(92.2)	$32.7	$(115.3)	$(4.0)
Preferred return to preferred OP units equity interests	(3.2)	(3.2)	(6.3)	(6.4)
Income attributable to noncontrolling interests	(53.5)	(3.1)	(51.6)	(1.8)
Net income / (loss) from continuing operations attributable to SUI common shareholders	(148.9)	26.4	(173.2)	(12.2)
Less: allocation to restricted stock awards	7.2	0.3	7.0	0.1
Basic earnings - net income / (loss) from continuing operations after allocation to restricted stock awards	(156.1)	26.1	(180.2)	(12.3)
Basic earnings - net income from discontinued operations	1,422.5	25.7	1,404.0	36.9
Basic earnings - net income attributable to common shareholders after allocation to restricted stock awards	$1,266.4	$51.8	$1,223.8	$24.6

Numerator for diluted EPS
Basic earnings - net income / (loss) from continuing operations after allocation to restricted stock awards	$(156.1)	$26.1	$(180.2)	$(12.3)
Add: allocation to restricted stock awards	—	—	—	0.4
Diluted net income / (loss) from continuing operations attributable to SUI common shareholders	(156.1)	26.1	(180.2)	(11.9)
Diluted net income from discontinued operations	1,422.5	25.7	1,404.0	36.9
Diluted earnings - net income attributable to common shareholders after allocation to common and preferred OP units(1)	$1,266.4	$51.8	$1,223.8	$25.0

Denominator
Weighted average common shares outstanding	126.4	123.7	126.5	123.7
Add: dilutive restricted stock	—	—	—	—
Add: common and preferred OP units dilutive effect	—	—	—	2.7
Diluted weighted average common shares and securities(1)	126.4	123.7	126.5	126.4

EPS Available to Common Shareholders After Allocation
Basic earnings / (loss) per share from continuing operations	$(1.23)	$0.21	$(1.42)	$(0.10)
Basic earnings per share from discontinued operations	11.25	0.21	11.10	0.30
Basic earnings per share	$10.02	$0.42	$9.68	$0.20

Diluted earnings / (loss) per share from continuing operations	$(1.23)	$0.21	$(1.42)	$(0.09)
Diluted earnings per share from discontinued operations	11.25	0.21	11.10	0.29
Diluted earnings per share(1)	$10.02	$0.42	$9.68	$0.20
(1) For the three and six months ended June 30, 2025 and 2024, diluted earnings per share was calculated using the two-class stock method for restricted common shares as the application of this method resulted in a more diluted earnings per share during those periods.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We have excluded certain potentially dilutive securities from the computation of diluted EPS because the inclusion of those securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computations of diluted EPS as of June 30, 2025 and 2024 (in thousands):

	As of
	June 30, 2025	June 30, 2024
Common OP units	2,883	2,690
A-1 preferred OP units	170	192
A-3 preferred OP units	40	40
Series C preferred OP units	292	297
Series D preferred OP units	489	489
Series E preferred OP units	80	80
Series F preferred OP units	70	90
Series G preferred OP units	5	206
Series H preferred OP units	581	581
Series J preferred OP units	236	238
Series K preferred OP units	1,000	1,000
Series L preferred OP units	20	20
Redemption rights - Series G preferred OP units(1)	201	N/A
Total Securities	6,067	5,923
(1)In January 2025, we issued a redemption right to repurchase Series G preferred OP units to a real estate developer as part of a non-monetary transaction. The redemption right was antidilutive during the three and six months ended June 30, 2025. Refer to Note 11, "Equity and Temporary Equity," for additional information.

16. Derivative Financial Instruments

We utilize treasury rate lock contracts, interest rate swaps, and forward swaps for interest rate risk management purposes. We have also periodically entered into forward swaps to hedge foreign currency exchange risk exposures. We do not enter into derivative instruments for speculative purposes. As of June 30, 2025 and December 31, 2024, we held 5 and 11 derivative contracts, respectively, which have each been designated as cash flow hedges under ASC 815, "Derivatives and Hedging." The risk being hedged is the interest rate risk related to forecasted debt issuance transactions, and the benchmark interest rates used is the SOFR Rate. The unrealized gains or losses on the derivative instruments are recorded in AOCI and are reclassified to Interest expense on the Consolidated Statements of Operations during the same period in which the hedged transaction affects earnings. We estimate that $3.5 million will be reclassified as a reduction to Interest expense over the next 12 months for all of our outstanding cash flow hedges.

Derivative Contract Activity

During the three months ended June 30, 2025, we entered into six forward swap contracts with a notional amount totaling $1.0 billion (equivalent to £768.0 million) to hedge a planned repayment of a GBP debt borrowing. In conjunction with the repayment of the debt borrowing during the same period, we settled the forward swap contracts and recognized a gain of $14.4 million, which was recorded within Gain / (loss) on foreign currency exchanges on the Consolidated Statements of Operations.

During the three months ended June 30, 2025, we also terminated three interest rate swap contracts with an aggregate notional amount of $150.0 million in conjunction with the settlement of outstanding debt obligations on our Senior Credit Facility. We recorded a loss on termination of $1.3 million, which was recorded to Other income / (expense), net on the Consolidated Statements of Operations.

During the three months ended June 30, 2025, three forward swaps with a notional amount totaling $646.4 million (equivalent to £500.0 million) expired upon reaching their respective maturity dates.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts (in millions):

	June 30, 2025			December 31, 2024
Derivatives Designated as Cash Flow Hedges	Notional	Fair Value of Assets(1)	Fair Value of Liabilities(2)	Notional	Fair Value of Assets(1)	Fair Value of Liabilities(2)
Interest rate derivatives	$150.0	$0.7	$1.3	$927.6	$6.3	$1.3
(1)Included within Other assets, net on the Consolidated Balance Sheets.
(2)Included within Other liabilities on the Consolidated Balance Sheets.

Refer to Note 17, "Fair Value Measurements," for additional information related to the fair value methodology used for derivative financial instruments.

The following table presents the gains / (losses) on derivatives in cash flow hedging relationships recognized in OCI (in millions):

	Three Months Ended		Six Months Ended
Derivatives Designated as Cash Flow Hedges	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest rate derivatives	$0.2	$2.6	$(3.6)	$11.4

The following table presents the amount of gains on derivative instruments reclassified from AOCI into earnings (in millions):

Derivatives Designated as Cash Flow Hedges	Financial Statement Classification	Three Months Ended		Six Months Ended
		June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest rate derivatives	Interest expense / Other (income) / expense	$9.7	$5.0	$13.3	$9.9

During the three months ended June 30, 2025, we released net accumulated gains of $8.7 million from AOCI to earnings in conjunction with the settlement of the 2029 and 2033 Note Redemptions and the repayment of certain mortgage term loans. The debt instruments were previously classified as hedged transactions under ASC 815, "Derivatives and Hedging," and the extinguishment of the related debt obligations resulted in the discontinuation of the cash flow hedge relationship. The net accumulated gains were recorded to Other income / (expense), net on the Consolidated Statements of Operations.

17. Fair Value Measurements

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Assets by Hierarchy Level

The table below sets forth our financial assets and liabilities (in millions) that required disclosure of fair value on a recurring basis as of June 30, 2025. The table presents the carrying values and fair values of our financial instruments as of June 30, 2025 and December 31, 2024, that were measured using the valuation techniques described above. The table excludes other financial instruments such as other receivables and accounts payable as the carrying values associated with these instruments approximate their fair value since their maturities are less than one year. These financial instruments are classified as Level 1 in the hierarchy.

	June 30, 2025
		Fair Value
	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets
Cash, cash equivalents and restricted cash	$1,463.1	$1,463.1	$—	$—	$1,463.1
Installment notes receivable on manufactured homes, net	116.3	—	—	116.3	116.3
Notes receivable from real estate developers and operators	93.1	—	—	93.1	93.1
Collateralized receivables, net	46.6	—	—	46.6	46.6
Derivative assets	0.7	—	0.7	—	0.7
Total Assets Measured at Fair Value	$1,719.8	$1,463.1	$0.7	$256.0	$1,719.8
Financial Liabilities
Mortgage loans payable	$2,451.6	$—	$2,235.5	$—	$2,235.5
Secured borrowings on collateralized receivables	46.6	—	—	46.6	46.6
Total secured debt	2,498.2	—	2,235.5	46.6	2,282.1
Unsecured debt - senior unsecured notes	1,785.3	—	1,635.4	—	1,635.4
Derivative liabilities	1.3	—	1.3	—	1.3
Total Liabilities Measured at Fair Value	$4,284.8	$—	$3,872.2	$46.6	$3,918.8

	December 31, 2024
		Fair Value
	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets
Cash, cash equivalents and restricted cash	$57.1	$57.1	$—	$—	$57.1
Installment notes receivable on manufactured homes, net	93.9	—	—	93.9	93.9
Notes receivable from real estate developers and operators	148.5	—	—	148.5	148.5
Collateralized receivables, net	51.2	—	—	51.2	51.2
Derivative assets	6.3	—	6.3	—	6.3
Total Assets Measured at Fair Value	$357.0	$57.1	$6.3	$293.6	$357.0
Financial Liabilities
Mortgage loans payable	$3,212.2	$—	$2,952.4	$—	$2,952.4
Secured borrowings on collateralized receivables	51.2	—	—	51.2	51.2
Total secured debt	3,263.4	—	2,952.4	51.2	3,003.6
Unsecured debt
Senior unsecured notes	2,676.3	—	2,476.8	—	2,476.8
Line of credit	1,413.1	—	1,413.1	—	1,413.1
Total unsecured debt	4,089.4	—	3,889.9	—	3,889.9
Derivative liabilities	1.3	—	1.3	—	1.3
Other financial liabilities (contingent consideration)	11.3	—	—	11.3	11.3
Total Liabilities Measured at Fair Value	$7,365.4	$—	$6,843.6	$62.5	$6,906.1

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

Cash, Cash Equivalents and Restricted Cash

The carrying values of cash, cash equivalents and restricted cash approximate their fair market values due to the short-term nature of the instruments. These are classified as Level 1 in the hierarchy. Refer to Note 4, "Cash, Cash Equivalents and Restricted Cash," for additional information.

Installment Notes Receivable on Manufactured Homes and Collateralized Receivables

Installment notes receivable on manufactured homes are recorded at fair value and are measured using model-derived indicative pricing using primarily unobservable inputs, inclusive of default rates, interest rates and recovery rates (Level 3). Refer to Note 6, "Notes and Other Receivables," and Note 7, "Collateralized Receivables and Transfers of Financial Assets," for additional information.

Notes Receivable from Real Estate Developers and Operators

Notes receivable from real estate developers and operators are recorded at fair value and are measured using model-derived indicative pricing using primarily unobservable inputs including interest rates and counterparty performance (Level 3). The carrying values of the notes generally approximate their fair market values either due to the nature of the note and / or the note being secured primarily by underlying real estate and other collateral and / or personal guarantees. Refer to Note 6, "Notes and Other Receivables," for additional information.

Derivative Assets and Liabilities - Interest Rate Derivatives

Interest rate derivatives are recorded at fair value and consist of interest rate swaps and forward swaps. The fair value of these financial instruments are measured using observable inputs based on the SOFR and SONIA Rates, respectively (Level 2).

Secured Debt

Secured debt consists primarily of our mortgage term loans. The fair value of mortgage term loans is based on management estimates and on rates currently quoted, rates currently prevailing for comparable loans and instruments of comparable maturities (Level 2). Refer to Note 10, "Debt and Line of Credit," for additional information.

Secured borrowings on collateralized receivables - recorded at fair value and adjusted based on the same interest rates as the related collateralized receivables (Level 3). Refer to Note 7, "Collateralized Receivables and Transfers of Financial Assets," and Note 10, "Debt and Line of Credit," for additional information.

Unsecured Debt

Senior unsecured notes - the fair value of senior unsecured notes is based on the estimates of management and on rates currently quoted, rates currently prevailing for comparable loans and instruments of comparable maturities (Level 2). Refer to Note 10, "Debt and Line of Credit," for additional information.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Level 3 Reconciliation, Measurements and Transfers

We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. Availability of secondary market activity and consistency of pricing from third-party sources impacts our ability to classify securities as Level 2 or Level 3. There were no transfers into or out of Level 3 during the six months ended June 30, 2025.

The following tables summarize changes to our financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended
	June 30, 2025					June 30, 2024
Assets	Installment Notes Receivable on MH, net		Notes Receivable From Real Estate Developers and Operators	Collateralized Receivables, net		Installment Notes Receivable on MH, net		Notes Receivable From Real Estate Developers and Operators	Collateralized Receivables, net
Level 3 beginning balance at March 31, 2025 and 2024	$105.6		$89.5	$49.3		$38.3		$127.7	$56.5
Realized losses	(1.4)	(1)	—	(0.5)	(2)	(0.4)	(1)	—	—
Purchases and issuances	14.3		2.5	—		18.0		4.2	—
Sales and settlements	(2.2)		(1.0)	(1.9)		(1.2)		(0.6)	(2.2)
Dispositions of properties	—		—	(0.3)		(0.2)		—	—
Foreign currency exchange gains	—		2.1	—		—		—	—
Level 3 ending balance at June 30, 2025 and 2024	$116.3		$93.1	$46.6		$54.5		$131.3	$54.3
(1) Recorded within Loss on remeasurement of notes receivable on the Consolidated Statements of Operations.
(2) Recorded within Other income / (expense), net on the Consolidated Statements of Operations.

	Six Months Ended
	June 30, 2025					June 30, 2024
Assets	Installment Notes Receivable on MH, net		Notes Receivable From Real Estate Developers and Operators	Collateralized Receivables, net		Installment Notes Receivable on MH, net		Notes Receivable From Real Estate Developers and Operators		Collateralized Receivables, net
Level 3 beginning balance at December 31, 2024 and 2023	$93.9		$148.5	$51.2		$19.6		$134.5		$56.2
Realized gains / (losses)	(1.6)	(1)	—	(0.5)	(2)	(0.4)	(1)	(0.7)	(1)	1.6	(3)
Purchases and issuances	27.7		4.1	—		37.4		9.2		—
Sales and settlements	(3.7)		(61.7)	(3.1)		(1.9)		(11.6)		(3.5)
Dispositions of properties	—		—	(1.0)		(0.2)		—		—
Foreign currency exchange gains / (losses)	—		2.2	—		—		(0.1)		—
Level 3 ending balance at June 30, 2025 and 2024	$116.3		$93.1	$46.6		$54.5		$131.3		$54.3
(1) Recorded within Loss on remeasurement of notes receivable on the Consolidated Statements of Operations.
(2) Recorded within Other income / (expense), net on the Consolidated Statements of Operations.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended
	June 30, 2025		June 30, 2024
Liabilities	Secured Borrowing on Collateralized Receivables	Contingent Consideration	Secured Borrowing on Collateralized Receivables	Contingent Consideration
Level 3 beginning balance March 31, 2025 and 2024	$49.3	$0.8	$56.1	$11.3
Realized gains(1)	(0.5)	—	—	—
Purchases and issuances	—	—	0.4	—
Sales and settlements	(2.2)	—	(2.2)	—
Dispositions of properties	—	(2.3)	—	—
Other adjustments	—	1.5	—	—
Level 3 ending balance at June 30, 2025 and 2024	$46.6	$—	$54.3	$11.3
(1) Recorded within Other income / (expense), net on the Consolidated Statements of Operations.

	Six Months Ended
	June 30, 2025		June 30, 2024
Liabilities	Secured Borrowing on Collateralized Receivables	Contingent Consideration	Secured Borrowing on Collateralized Receivables	Contingent Consideration
Level 3 beginning balance December 31, 2024 and 2023	$51.2	$11.3	$55.8	$11.3
Realized (gains) / losses(1)	(0.5)	—	1.6	—
Purchases and issuances	—	—	0.4	—
Sales and settlements	(4.1)	(9.0)	(3.5)	—
Dispositions of properties	—	(2.3)	—
Level 3 ending balance at June 30, 2025 and 2024	$46.6	$—	$54.3	$11.3
(1) Recorded within Other income / (expense), net on the Consolidated Statements of Operations.

Fair Value Measurements on a Nonrecurring Basis

We review the carrying value of long-lived assets to be held for use for impairment quarterly or whenever events or changes in circumstances indicate a possible impairment. During the three months ended June 30, 2025, we recognized asset impairment charges of $132.7 million within the UK segment to reduce the carrying value of three development properties to an aggregate fair value of $8.9 million, driven by our contemplated change in strategic plan for these properties. The fair value measurement was determined using an income approach and Level 3 inputs based on a probability weighted holding period and estimated sale price for the assets. We also recorded a deferred tax benefit of $29.5 million during the three months ended June 30, 2025 in conjunction with the impairment.

During the three months ended June 30, 2025 we also recorded asset impairment charges of $32.2 million to reduce the carrying value of three RV properties in the U.S. and Canada to an aggregate fair value of $86.4 million, driven by our contemplated change in strategic plan for these properties. The fair value measurement was determined using an income approach and Level 3 inputs based on a probability weighted holding period and estimated sale price for the assets.

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

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available as of June 30, 2025. As such, our estimates of fair value could differ significantly from the actual carrying value.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

18. Commitments and Contingencies

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

Estimated property insurance recoveries, excluding business interruption recoveries, of $37.6 million related to Hurricane Helene and Hurricane Milton, were recorded in Notes and other receivables, net, on the Consolidated Balance Sheets as of June 30, 2025. The table below sets forth changes in estimated property insurance recoveries, excluding business interruption recoveries (in millions):

Six Months Ended June 30, 2025
Total estimated insurance receivable - December 31, 2024	$16.7
Change in estimated property insurance recoveries	27.4
Proceeds received from insurer	(6.5)
Total estimated insurance receivable - June 30, 2025	$37.6

Hurricane Ian - In September 2022, Hurricane Ian primarily affected three RV properties in the Fort Myers area, comprising approximately 2,500 sites. We maintain property, casualty, flood, and business interruption insurance for our community portfolio, subject to customary deductibles and limits.

Estimated property insurance recoveries, excluding business interruption recoveries, of $10.2 million related to Hurricane Ian, were recorded in Notes and other receivables, net, on the Consolidated Balance Sheets as of June 30, 2025. The table below sets forth changes in estimated property insurance recoveries, excluding business interruption recoveries (in millions):

Six Months Ended June 30, 2025
Total estimated insurance receivable - December 31, 2024	$49.2
Change in estimated property insurance recoveries	0.3
Proceeds received from insurer	(39.3)
Total estimated insurance receivable - June 30, 2025	$10.2

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We are actively working with our insurance providers on claims for business interruption recoveries. During the six months ended June 30, 2025 we received and recognized $10.7 million, net of deductibles, as business interruption recoveries for lost earnings from Hurricane Ian. The related communities are under redevelopment and we have gradually started to lease developed sites at these communities to customers. However, we currently cannot estimate a date when operating results will be restored to pre-hurricane levels. Our business interruption insurance policy provides for up to 60 months of coverage from the date of restoration.

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

19. Leases

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

Future minimum lease payments under non-cancellable leases as of June 30, 2025 where we are the lessee include (in millions):

Maturity of Lease Liabilities	Finance Leases	Operating Leases	Total
2025 (excluding six months ended June 30, 2025)	$0.6	$2.9	$3.5
2026	1.0	5.8	6.8
2027	0.9	4.4	5.3
2028	0.9	3.8	4.7
2029	0.7	3.4	4.1
Thereafter	39.3	76.7	116.0
Total Lease Payments	$43.4	$97.0	$140.4
Less: Imputed interest	(32.7)	(61.1)	(93.8)
Present Value of Lease Liabilities	$10.7	$35.9	$46.6

Right-of-use ("ROU") assets and lease liabilities for finance and operating leases as included in our Consolidated Balance Sheets are as follows (in millions):

	Financial Statement Classification	As of
Description		June 30, 2025	December 31, 2024
Lease Assets
Finance lease - ROU asset, net of accumulated amortization	Investment property, net	$27.4	$31.3
Operating lease - ROU asset, net	Other assets, net	$56.6	$52.4
Below market operating leases, net	Other assets, net	$24.2	$24.6
Lease Liabilities
Finance lease liabilities	Other liabilities	$10.7	$14.2
Operating lease liabilities	Other liabilities	$35.9	$34.5

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The components of lease costs for finance and operating leases as included in our Consolidated Statements of Operations are as follows (in millions):

	Financial Statement Classification	Three Months Ended		Six Months Ended
Description		June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Finance Lease Cost
Amortization of ROU assets	Depreciation and amortization	$—	$0.7	$0.3	$1.4
Interest on lease liabilities	Interest expense	—	0.2	0.2	0.4
Operating lease cost	General and administrative expense, Property operating and maintenance, Depreciation and amortization	1.6	0.5	2.5	1.6
Variable lease cost	Property operating and maintenance	0.4	0.3	0.8	0.7
Total Lease Cost		$2.0	$1.7	$3.8	$4.1

Lease term, discount rates and additional information for finance and operating leases are as follows:

	As of
	June 30, 2025	December 31, 2024
Lease Term and Discount Rate
Weighted-average Remaining Lease Terms (years)
Finance lease	47.66	33.79
Operating lease	36.08	42.59
Weighted-average Discount Rate
Finance lease	3.78%	3.63%
Operating lease	3.90%	3.90%

	Six Months Ended
	June 30, 2025	June 30, 2024
Other Information (in millions)
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash outflows for operating leases	$2.1	$1.5
Financing cash outflows for finance leases	4.3	0.4
Total Cash Paid on Lease Liabilities	$6.4	$1.9

Lessor Accounting

We are not the lessor for any finance leases at our properties as of June 30, 2025. Nearly all of our operating leases with our residents and customers at our properties where we are the lessor are for a time period not to exceed one year or month-to-month. As of June 30, 2025, future minimum lease payments with our residents or customers would not exceed 12 months. We do not have any operating leases with real estate operators on our properties.

Failed Sale Leaseback

In connection with our acquisition of Park Holidays, we assumed ground lease arrangements for 34 UK properties that we concluded to be failed sale-leaseback transactions under ASC 842, "Leases." The arrangements have maturities ranging from 2117 through 2197 with an option to repurchase for £1.00 at the end of the term. The obligation related to the underlying ground leases has been recorded as a financial liability in Other Liabilities on the Consolidated Balance Sheets. During the three months ended June 30, 2025, we repurchased the titles to 22 UK properties that were previously controlled via ground leases for a total cash payment of $199.2 million, inclusive of taxes and fees. The ground leases terminations reduced our financial liability by $193.8 million and resulted in a gain of $26.0 million, which was recorded to Other income / (expense), net on the Consolidated Statements of Operations, and recorded a receivable of $31.4 million for Value-added Taxes.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The financial liability was $195.1 million and $355.9 million as of June 30, 2025 and December 31, 2024, respectively. The following table presents the future minimum rental payments for this financial liability as of June 30, 2025 (in millions):

Maturity of Financial Liability	June 30, 2025
2025 (excluding six months ended June 30, 2025)	$3.1
2026	6.3
2027	6.3
2028	6.4
2029	6.5
Thereafter	933.4
Total Payments	962.0
Less: Imputed interest	(766.9)
Present Value of Financial Liability	$195.1

20. Recent Accounting Pronouncements

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

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires disclosure of specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, this amendment requires certain disclosure of income taxes paid disaggregated by federal, state and foreign taxes, and the amount of income taxes paid disaggregated by individual jurisdiction in which income taxes paid meet a quantitative threshold. The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. This ASU is effective for fiscal years beginning after December 15, 2024 and will be effective for our annual reporting for the year ending December 31, 2025. Early adoption is permitted and the amendments should be applied prospectively. We are currently evaluating the provisions of this amendment and the impact on our Consolidated Financial Statements and related disclosures.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

21. Subsequent Events

Stock Repurchase Program

In July 2025, we repurchased approximately 0.8 million shares of our common stock at an average cost of $126.19 per share for a total of $97.4 million.

Chief Executive Officer Transition Announcement

In July 2025, our Board of Directors appointed Charles D. Young as the Company's new Chief Executive Officer ("CEO"), effective October 1, 2025 (the "Start Date"). Mr. Young, who will also join the Company's Board of Directors, succeeds Gary Shiffman, who previously announced his planned retirement from the role of CEO after a distinguished 40 years leading Sun Communities. The Company and Mr. Young entered into an employment agreement dated July 20, 2025 (the "Employment Agreement") under which Mr. Young will serve as the Company's CEO beginning on the Start Date. The term of the Employment Agreement will be for five years beginning on the Start Date and is automatically renewable thereafter for successive one-year terms unless either party timely terminates the agreement.

On the Start Date, Mr. Young will receive (i) for 2025, a grant of restricted shares of the Company's common stock with a target grant date value of $3.6 million; (ii) a retention-based unrestricted stock grant with a target grant date value of $1.0 million, which will be fully vested upon its issuance; (iii) a retention-based restricted stock grant with a target grant date value of $4.0 million, which will vest ratably over a four-year period; (iv) a retention based cash bonus of $0.8 million, and (v) relocation benefits having a value of $0.3 million. If the Company unilaterally rescinds its offer of employment to Mr. Young before the Start Date, other than for a reason that would permit the Company to terminate the Employment Agreement for cause, he will receive the severance payments and continued health coverage benefits described in the Employment Agreement, and $9.9 million in lieu of the payments and benefits described in the Employment Agreement. Refer to the Form 8-K filed with the SEC on July 23, 2025 for additional details related to Mr. Young's Employment Agreement.

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

OVERVIEW

We are a fully integrated REIT. As of June 30, 2025, we owned and operated, directly or indirectly, or had an interest in, a portfolio of 501 developed properties located in the U.S., Canada, and the United Kingdom including 284 MH communities, 164 RV communities, and 53 UK communities. We also owned, operated, or had an interest in a portfolio of nine marina properties in the U.S., which was classified as discontinued operations as of June 30, 2025.

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

SAFE HARBOR SALE

During the three months ended June 30, 2025, we completed the initial closing of the Safe Harbor Sale, which generated approximately $5.25 billion of pre-tax cash proceeds, net of transaction costs, with a gain on sale of $1.4 billion. Pursuant to the terms of the transaction agreement, 15 Delayed Consent Subsidiaries representing approximately $250.0 million of value were not part of the initial closing. In respect of each Delayed Consent Subsidiary, until such time as the third-party consent is received and the buyer acquires the equity interests of the Delayed Consent Subsidiary, an affiliate of Safe Harbor will manage the properties owned by the Delayed Consent Subsidiaries under an arm's-length management agreement; provided that, the manager is not obligated to continue to manage any such properties for a period longer than three years following the closing of the Safe Harbor Sale. If and when the applicable consent for a Delayed Consent Subsidiary is obtained in the nine months following the signing of the Purchase Agreement, the buyer will, subject to the satisfaction of certain conditions, acquire that Delayed Consent Subsidiary for cash consideration equal to its agreed value. If the required third-party consent for any Delayed Consent Subsidiary is not received by the end of such nine-month period, the buyer will not have the right to acquire any such Delayed Consent Subsidiary, unless such period is extended by the parties. Subsequent to the initial closing, we completed the sale of six Delayed Consent Subsidiaries for $136.7 million. We expect to complete the sale of the remaining nine Delayed Consent Subsidiaries during the three months ending September 30, 2025.

The Safe Harbor Sale accelerates our strategy of focusing on our core MH and RV segments and significantly enhances our leverage profile and financial flexibility. During the three months ended June 30, 2025, we began to deploy the cash proceeds from the Safe Harbor Sale to implement a balanced, tax-efficient capital allocation plan aimed at optimizing shareholder value through significantly lower leverage, greater financial flexibility to drive sustainable cash flow growth, and a thoughtful capital return strategy.

Refer to Part 1, Item 1A, "Risk Factors – Risks Related to the Safe Harbor Sale" in our Annual Report on Form 10-K for the year ended December 31, 2024, Note 2, "Assets Held for Sale and Discontinued Operations," in our accompanying Consolidated Financial Statements for additional details related to the Safe Harbor Sale.

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

SUN COMMUNITIES, INC.
NON-GAAP FINANCIAL MEASURES

In addition to the results reported in accordance with GAAP in our "Results of Operations" below, we have provided information regarding net operating income ("NOI") and funds from operations ("FFO") as supplemental performance measures. We believe NOI and FFO are appropriate measures given their wide use by and relevance to investors and analysts following the real estate industry. NOI provides a measure of rental operations and does not factor in depreciation, amortization, and non-property specific expenses such as general and administrative expenses. FFO, reflecting the assumption that real estate values rise or fall with market conditions, principally adjusts for the effects of GAAP depreciation / amortization of real estate assets. In addition, NOI, and FFO are commonly used in various ratios, pricing multiples / yields and returns, and valuation calculations used to measure financial position, performance, and value.

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

SUN COMMUNITIES, INC.
RESULTS OF OPERATIONS

The following tables reconcile the Net income attributable to SUI common shareholders to NOI and summarize our consolidated financial results for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net Income Attributable to SUI Common Shareholders	$1,273.6	$52.1	$1,230.8	$24.7
Interest income	(16.5)	(5.2)	(20.9)	(9.7)
Brokerage commissions and other revenues, net	(14.6)	(10.4)	(16.3)	(12.4)
General and administrative	61.2	49.8	118.2	111.6
Catastrophic event-related charges, net	0.4	2.3	0.3	9.5
Depreciation and amortization	127.4	123.0	251.1	244.0
Asset impairments	166.1	10.6	190.1	30.4
Loss on extinguishment of debt (see Note 10)	102.4	—	102.4	0.6
Interest expense	58.2	89.8	140.3	179.5
(Gain) / loss on foreign currency exchanges	(39.4)	2.8	(48.1)	1.7
(Gain) / loss on disposition of properties	1.3	(2.5)	2.4	(7.9)
Other (income) / expense, net	(31.9)	1.1	(37.6)	3.5
Loss on remeasurement of notes receivable (see Note 6)	1.4	0.4	1.6	1.1
Income from nonconsolidated affiliates (see Note 9)	(3.8)	(3.0)	(6.8)	(4.4)
(Gain) / loss on remeasurement of investment in nonconsolidated affiliates (see Note 9)	1.5	(0.1)	1.5	(5.3)
Current tax expense (see Note 14)	6.1	5.1	8.0	7.0
Deferred tax benefit (see Note 14)	(32.1)	(3.7)	(37.3)	(9.4)
Net income from discontinued operations, net	(1,422.5)	(25.7)	(1,404.0)	(36.9)
Add: Preferred return to preferred OP units / equity interests	3.2	3.2	6.3	6.4
Add: Income attributable to noncontrolling interests	53.5	3.1	51.6	1.8
NOI	$295.5	$292.7	$533.6	$535.8

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Real property NOI(1)	$263.6	$253.6	$490.0	$482.6
Home sales NOI(1)	23.3	30.7	37.9	47.7
Ancillary NOI(1)	8.6	8.4	5.7	5.5
NOI	$295.5	$292.7	$533.6	$535.8
(1) Excludes properties classified as discontinued operations. During the three and six months ended June 30, 2025, our marina properties generated total NOI of $27.9 million and $92.0 million, respectively. During the three and six months ended June 30, 2024, our marina properties generated total NOI of $92.2 million and $153.8 million, respectively, which was recorded within Income from discontinued operations, net on the Consolidated Statements of Operations. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," for additional information.

Seasonality of Revenue

The RV and UK segments are seasonal and the results of operations in any one period may not be indicative of results in future periods.

In the RV segment, certain properties maintain higher occupancy during the summer months, while other properties maintain higher occupancy during the winter months. Based on the location of our properties with transient RV sites, our portfolio generally produces higher revenues between April and September than between October and March. In the UK segment, vacation rental sites generally produce higher revenues between March and October. During the six months ended June 30, 2025, we recognized aggregate Real property - transient revenue from our segments of $30.5 million in the first quarter and $81.4 million in the second quarter. During the year ended December 31, 2024, we recognized Real property - transient revenue as follows:

	Real property - transient revenue (in millions)	During the Three Months Ended
Year		March 31	June 30	September 30	December 31	Total
2024	$296.4	12.7%	27.6%	46.6%	13.1%	100.0%

SUN COMMUNITIES, INC.
Real Property Operations - Total Portfolio

The following tables reflect certain financial and other information for our real estate operations by segment as of and for the three and six months ended June 30, 2025 and 2024 (in millions, except for statistical information).

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
Financial Information	MH	RV	UK	Total	MH	RV	UK	Total
Revenues
Real property (excluding transient)	$249.8	$85.5	$33.5	$368.8	$239.4	$80.6	$31.0	$351.0
Real property - transient	0.2	63.4	17.8	81.4	0.3	67.6	13.7	81.6
Total operating revenues	250.0	148.9	51.3	450.2	239.7	148.2	44.7	432.6
Expenses
Property operating expenses	81.4	76.0	29.2	186.6	79.0	74.0	26.0	179.0
Real Property NOI	$168.6	$72.9	$22.1	$263.6	$160.7	$74.2	$18.7	$253.6

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
Financial Information	MH	RV	UK	Total	MH	RV	UK	Total
Revenues
Real property (excluding transient)(1)	$498.6	$159.3	$64.8	$722.7	$477.0	$150.6	$66.4	$694.0
Real property - transient	0.7	91.5	19.7	111.9	0.7	102.1	16.3	119.1
Total operating revenues	499.3	250.8	84.5	834.6	477.7	252.7	82.7	813.1
Expenses
Property operating expenses	158.2	133.2	53.2	344.6	154.4	127.3	48.8	330.5
Real Property NOI	$341.1	$117.6	$31.3	$490.0	$323.3	$125.4	$33.9	$482.6

	As of June 30, 2025				As of June 30, 2024
Other Information	MH	RV	UK	Total	MH	RV	UK	Total
Number of Properties	284	164	53	501	295	180	54	529
Sites
Sites(1)	97,380	32,100	17,510	146,990	100,160	33,590	17,710	151,460
Transient sites	N/A	23,440	4,020	27,460	N/A	25,720	4,580	30,300
Total	97,380	55,540	21,530	174,450	100,160	59,310	22,290	181,760

Occupancy	97.4%	100.0%	90.3%	97.1%	96.7%	100.0%	89.9%	96.7%
N/M = Not meaningful. N/A = Not applicable.
(1) MH annual sites included 11,946 and 10,589 rental homes in our rental program as of June 30, 2025 and 2024, respectively. Our investment in occupied rental homes at June 30, 2025 was $812.5 million, an increase of 14.5% from $709.4 million at June 30, 2024.

For the three months ended June 30, 2025, the $10.0 million, or 3.9% increase in Real Property NOI as compared to the same period in 2024, consists of an increase of $12.0 million from Same Property MH NOI and an increase of $2.1 million from Same Property UK NOI, partially offset by a decrease of $0.7 million from Same Property RV NOI and an NOI decrease of $3.4 million, net from other recently acquired or developed properties and other items.

For the six months ended June 30, 2025, the $7.4 million, or 1.5% increase in Real Property NOI as compared to the same period in 2024, consists of an increase of $26.1 million from Same Property MH NOI and an increase of $1.6 million from Same Property UK NOI, partially offset by an NOI decrease of $15.0 million, net from other recently acquired or developed properties and a decrease of $5.3 million from Same Property RV NOI.

SUN COMMUNITIES, INC.
Real Property Operations - North America Same Property Portfolio

Same Property data includes all properties that we have owned and operated continuously since January 1, 2024, exclusive of properties recently completed or under construction, acquired properties, properties classified as discontinued operations, other properties as determined by management, and properties sold after December 31, 2023. The Same Property data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations. In order to evaluate the growth of the Same Property portfolio, management has classified certain items differently than our GAAP statement. The reclassification difference between our GAAP statements and our Same Property portfolio is the reclassification of utility revenues from real property revenue to operating expenses. Additionally, prior period Canadian currency figures have been translated at 2025 average exchange rates for constant currency comparability.

The following tables reflect certain financial and other information for our Same Property MH and RV portfolios as of and for the three and six months ended June 30, 2025 and 2024 (in millions, except for statistical information):

	Three Months Ended
	June 30, 2025			June 30, 2024			Total Change	% Change(3)
	MH(1)	RV(1)	Total	MH(1)	RV(1)	Total		MH	RV	Total(d)
Financial Information
Same Property Revenues
Real property (excluding transient)	$231.0	$77.8	$308.8	$216.1	$72.2	$288.3	$20.5	6.9%	7.7%	7.1%
Real property - transient	0.2	60.0	60.2	0.3	64.3	64.6	(4.4)	(43.9)%	(6.7)%	(6.8)%
Total Same Property operating revenues	231.2	137.8	369.0	216.4	136.5	352.9	16.1	6.9%	0.9%	4.6%
Same Property Expenses
Same Property operating expenses(2)(4)	63.1	66.8	129.9	60.3	64.8	125.1	4.8	4.7%	3.1%	3.9%
Real Property NOI(4)	$168.1	$71.0	$239.1	$156.1	$71.7	$227.8	$11.3	7.7%	(1.1)%	4.9%

	Six Months Ended
	June 30, 2025			June 30, 2024			Total Change	% Change(3)
	MH(1)	RV(1)	Total	MH(1)	RV(1)	Total		MH	RV	Total(d)
Financial Information
Same Property Revenues
Real property (excluding transient)	$458.6	$145.2	$603.8	$428.1	$134.8	$562.9	$40.9	7.1%	7.7%	7.3%
Real property - transient	0.7	86.3	87.0	0.7	97.4	98.1	(11.1)	(4.7)%	(11.4)%	(11.4)%
Total Same Property operating revenues	459.3	231.5	690.8	428.8	232.2	661.0	29.8	7.1%	(0.3)%	4.5%
Same Property Expenses
Same Property operating expenses(2)(4)	119.5	115.8	235.3	115.1	111.2	226.3	9.0	3.8%	4.1%	3.9%
Real Property NOI(4)	$339.8	$115.7	$455.5	$313.7	$121.0	$434.7	$20.8	8.3%	(4.3)%	4.8%
Other Information
Number of properties	281	156	437	281	156	437
Sites, wet slips and dry storage spaces	96,900	53,380	150,280	96,810	53,390	150,200
(1) Same Property results for our MH and RV properties reflect constant currency for comparative purposes. Canadian currency figures in the prior comparative period have been translated at the average exchange rate during the three and six months ended June 30, 2025 of $0.7227 and $0.7096 USD per Canadian dollar, respectively.

SUN COMMUNITIES, INC.
(2) We net certain utilities revenues (which include utility reimbursement revenues from residents) against related utility expenses in property operating expenses as follows (in millions):

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	MH	RV	Total	MH	RV	Total
Utility revenue netted against related utility expense	$17.6	$5.3	$22.9	$16.0	$4.8	$20.8

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	MH	RV	Total	MH	RV	Total
Utility revenue netted against related utility expense	$37.1	$9.6	$46.7	$34.2	$9.0	$43.2
(3) Percentages are calculated based on unrounded numbers.
(4) Total Same Property operating expenses consist of the following components for the periods shown (in millions), and exclude amounts invested into recently acquired properties to bring them up to our standards.

	Three Months Ended				Six Months Ended
	June 30, 2025	June 30, 2024	Change	% Change(3)	June 30, 2025	June 30, 2024	Change	% Change(3)
Payroll and benefits	$38.8	$38.6	$0.2	0.5%	$68.8	$68.9	$(0.1)	(0.2)%
Real estate taxes	26.0	23.5	2.5	10.7%	50.1	46.3	3.8	8.2%
Supplies and repairs	20.6	19.1	1.5	7.5%	35.5	32.4	3.1	9.7%
Utilities	17.2	17.5	(0.3)	(1.9)%	33.3	31.2	2.1	6.6%
Legal, state / local taxes, and insurance	10.9	12.5	(1.6)	(12.6)%	21.4	24.1	(2.7)	(11.4)%
Other	16.4	13.9	2.5	18.7%	26.2	23.4	2.8	11.9%
Total Same Property Operating Expenses	$129.9	$125.1	$4.8	3.9%	$235.3	$226.3	$9.0	3.9%

	As of
	June 30, 2025		June 30, 2024
	MH	RV	MH	RV
Other Information
Number of properties	281	156	281	156
Sites
MH and annual RV sites	96,900	31,150	96,810	30,250
Transient RV sites	N/A	22,230	N/A	23,140
Total	96,900	53,380	96,810	53,390
MH and Annual RV Occupancy
Occupancy(1)	97.6%	100.0%	97.0%	100.0%
Average monthly base rent per site	$730	$677	$693	$645
% change in monthly base rent(2)	5.3%	5.0%	N/A	N/A
Rental Program Statistics included in MH
Number of occupied sites, end of period(3)	11,380	N/A	10,170	N/A
Monthly rent per home and site - MH rental program	$1,363	N/A	$1,328	N/A
% change(3)	2.7%	N/A	N/A	N/A
N/A = Not applicable.
(1) Same Property adjusted blended occupancy for MH and RV combined increased to 99.0% at June 30, 2025, from 97.5% at June 30, 2024. The 150 basis point increase was driven by MH expansion fills and the conversion of transient RV sites to annual sites. Same Property blended occupancy for MH and RV was 98.2% at June 30, 2025, up 50 basis points from 97.7% at June 30, 2024.
(2) Calculated using actual results without rounding.
(3) Occupied rental program sites in Same Property are included in total sites.

SUN COMMUNITIES, INC.
Real Property Operations - UK Same Property Portfolio

The following tables reflect certain financial and other information for our Same Property UK portfolio as of and for the three and six months ended June 30, 2025 and 2024 (in millions, except for statistical information):

	Three Months Ended			Six Months Ended
	June 30, 2025	June 30, 2024	% Change(2)	June 30, 2025	June 30, 2024	% Change(2)
Financial Information(1)
Same Property Revenues
Real property (excluding transient)	$27.2	$26.0	4.7%	$52.5	$50.4	4.1%
Real property - transient	17.0	14.4	18.3%	18.8	17.0	10.8%
Total Same Property operating revenues	44.2	40.4	9.5%	71.3	67.4	5.8%
Same Property Expenses
Same Property operating expenses(3)	21.1	19.4	8.8%	38.1	35.8	6.5%
Real Property NOI	$23.1	$21.0	10.2%	$33.2	$31.6	5.0%
Other Information
Number of properties	51	51	—	51	51	—
(1) Same Property results for our UK properties reflect constant currency for comparative purposes. United Kingdom currency figures in the prior comparative period have been translated at the average exchange rate of $1.3359 and $1.2973 USD per pound sterling, during the three and six months ended June 30, 2025, respectively.
(2) Percentages are calculated based on unrounded numbers.
(3) We net certain utility revenues (which include utility reimbursement revenues from residents) against related utility expenses in property operating expenses as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Utility revenue netted against related utility expense	$5.6	$4.6	$10.9	$9.1

UK Same Property Summary

	As of
	June 30, 2025	June 30, 2024
Other Information
Number of properties	51	51
Sites
UK	16,730	16,670
UK Transient	3,430	3,530
Occupancy(1)	90.5%	90.2%
Average monthly base rent per site	$584	$554
% change in monthly base rent(2)	5.3%	N/A
(1) Adjusting for recently delivered and vacant expansion sites, Same Property adjusted occupancy decreased by 40 basis points year over year, to 90.6% at June 30, 2025, from 91.0% at June 30, 2024.
(2) Calculated using actual results without rounding.

SUN COMMUNITIES, INC.
For the three months ended June 30, 2025 and 2024:

•The MH segment increase in NOI of $12.0 million, or 7.7%, when compared to the same period in 2024 is primarily due to an increase in Real property (excluding transient) revenue of $14.9 million, or 6.9%. Real property (excluding transient) revenue increased primarily due to a 5.3% increase in monthly base rent.

•The RV segment decrease in NOI of $0.7 million, or 1.1%, when compared to the same period in 2024 is primarily due to a decrease in Real property transient revenue of $4.3 million, or 6.7%, and an increase in Same property operating expenses of $2.0 million, or 3.1%, partially offset by an increase in Real property (excluding transient revenue) of $5.6 million, or 7.7%. The increase in Same Property operating expenses was primarily due to an increase in supplies and repairs expense and other expenses. The increase in Real property (excluding transient) revenue was primarily due to a 5.0% increase in monthly base rent and conversions of transient RV sites to annual RV sites.

•The UK segment increase in NOI of $2.1 million, or 10.2%, when compared to the same period in 2024 is primarily due to an increase in Real property revenue of $3.8 million, or 9.5%, partially offset by an increase in Same property operating expenses by $1.7 million, or 8.8%. The increase in Real property revenue was primarily due to a 5.3% increase in monthly base rent per site and Real property transient revenue growth of $2.6 million, or 18.3%. The increase in Same Property operating expenses was due to increases in payroll wages, utilities and leasing costs.

For the six months ended June 30, 2025 and 2024:

•The MH segment increase in NOI of $26.1 million, or 8.3%, when compared to the same period in 2024 is primarily due to an increase in Real property (excluding transient) revenue of $30.5 million, or 7.1%. Real property (excluding transient) revenue increased primarily due to a 5.3% increase in monthly base rent.

•The RV segment decrease in NOI of $5.3 million, or 4.3%, when compared to the same period in 2024 is primarily due to a decrease in Real property transient revenue of $11.1 million, or 11.4%, and an increase in Same property operating expenses of $4.6 million, or 4.1% offset by an increase in Real property (excluding transient) revenue of $10.4 million, or 7.7%. The increase in Real property (excluding transient) revenue was primarily due to a 5.0% increase in monthly base rent and conversions of transient RV sites to annual RV sites. The decrease in Real property transient revenue was primarily due to transient to annual RV site conversions. The increase in Same Property operating expenses was primarily due to an increase in supplies and repairs expense and other expenses.

•The UK segment increase in NOI of $1.6 million, or 5.0%, when compared to the same period in 2024 is primarily due to the $2.1 million, or 4.1%, increase in Real property (excluding transient) revenue and an increase in Real property transient revenue of $1.8 million, or 10.8%, partially offset by an increase of $2.3 million, or 6.5%, in Same property operating expenses. The increase in Real property (excluding transient) revenue was primarily due to a 5.3% increase in monthly base rent per site. The increase in Same property operating expenses was primarily due to increases in payroll wages, utilities and other expense.

SUN COMMUNITIES, INC.
Home Sales Summary

We sell new and pre-owned homes to current and prospective residents and customers in our communities. This inventory is purchased from manufacturers, lenders, dealers, former residents, or customers.

The following table reflects certain financial and statistical information for our home sales program for the three and six months ended June 30, 2025 and 2024 (in millions, except for average selling price and statistical information):

	Three Months Ended				Six Months Ended
	June 30, 2025	June 30, 2024	Change	% Change	June 30, 2025	June 30, 2024	Change	% Change
North America
Home sales	$41.8	$58.2	$(16.4)	(28.2)%	$70.5	$91.0	$(20.5)	(22.5)%
Home cost and selling expenses	35.0	45.0	(10.0)	(22.2)%	59.5	71.2	(11.7)	(16.4)%
NOI	$6.8	$13.2	$(6.4)	(48.5)%	$11.0	$19.8	$(8.8)	(44.4)%
NOI margin %	16.3%	22.7%	(6.4)%		15.6%	21.8%	(6.2)%

UK
Home sales	$58.3	$49.3	$9.0	18.3%	$96.8	$85.4	$11.4	13.3%
Home cost and selling expenses	41.8	31.8	10.0	31.4%	69.9	57.5	12.4	21.6%
NOI	$16.5	$17.5	$(1.0)	(5.7)%	$26.9	$27.9	$(1.0)	(3.6)%
NOI margin %	28.3%	35.5%	(7.2)%		27.8%	32.7%	(4.9)%

Total
Home sales	$100.1	$107.5	$(7.4)	(6.9)%	$167.3	$176.4	$(9.1)	(5.2)%
Home cost and selling expenses	76.8	76.8	—	—%	129.4	128.7	0.7	0.5%
NOI	$23.3	$30.7	$(7.4)	(24.1)%	$37.9	$47.7	$(9.8)	(20.5)%
NOI margin %	23.3%	28.6%	(5.3)%		22.7%	27.0%	(4.4)%

Units Sold:
North America	480	623	(143)	(23.0)%	827	950	(123)	(12.9)%
UK	805	787	18	2.3%	1,419	1,408	11	0.8%
Total home sales	1,285	1,410	(125)	(8.9)%	2,246	2,358	(112)	(4.7)%

Average Selling Price:
North America	$87,083	$93,419	$(6,336)	(6.8)%	$85,248	$95,789	$(10,541)	(11.0)%
UK	$72,422	$62,643	$9,779	15.6%	$68,217	$60,653	$7,564	12.5%

NOI - North America
For the three months ended June 30, 2025, the 48.5% decrease in NOI was primarily driven by a 23.0% decrease in units sold, primarily driven by fewer available sites in conjunction with reduced expansion and development activity, as well as a 6.8% decrease in average selling price.

For the six months ended June 30, 2025, 44.4% decrease in NOI was primarily driven by a 12.9% decrease in units sold, primarily driven by fewer available sites in conjunction with reduced expansion and development activity, as well as a 11.0% decrease in average selling price.

NOI - UK
For the three months ended June 30, 2025, the 5.7% decrease in NOI was primarily driven by a 7.2% decrease in NOI margin, partially offset by a 15.6% increase in average selling price and a 2.3% increase in total home sales volume.

For the six months ended June 30, 2025, the 3.6% decrease in NOI was primarily driven by a 4.9% decrease in NOI margin, partially offset by a 12.5% increase in average selling price and a 0.8% increase in total home sales volume.

SUN COMMUNITIES, INC.
Other Items - Statements of Operations(1)

The following table summarizes other income and expenses for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended				Six Months Ended
	June 30, 2025	June 30, 2024	Change	% Change	June 30, 2025	June 30, 2024	Change	% Change
Revenues
Ancillary, net	$8.6	$8.4	$0.2	2.4%	$5.7	$5.5	$0.2	3.6%
Interest income	$16.5	$5.2	$11.3	217.3%	$20.9	$9.7	$11.2	115.5%
Brokerage commissions and other, net	$14.6	$10.4	$4.2	40.4%	$16.3	$12.4	$3.9	31.5%
Expenses
General and administrative expense	$61.2	$49.8	$11.4	22.9%	$118.2	$111.6	$6.6	5.9%
Catastrophic event-related charges, net	$0.4	$2.3	$(1.9)	(82.6)%	$0.3	$9.5	$(9.2)	(96.8)%
Depreciation and amortization	$127.4	$123.0	$4.4	3.6%	$251.1	$244.0	$7.1	2.9%
Asset impairments	$166.1	$10.6	$155.5	N/M	$190.1	$30.4	$159.7	N/M
Loss on extinguishment of debt	$102.4	$—	$102.4	N/A	$102.4	$0.6	$101.8	N/M
Interest expense	$58.2	$89.8	$(31.6)	(35.2)%	$140.3	$179.5	$(39.2)	(21.8)%
Other Items
Gain / (loss) on foreign currency exchanges	$39.4	$(2.8)	$42.2	N/M	$48.1	$(1.7)	$49.8	N/M
Gain / (loss) on dispositions of properties	$(1.3)	$2.5	$(3.8)	N/M	$(2.4)	$7.9	$(10.3)	N/M
Other income / (expense), net	$31.9	$(1.1)	$33.0	N/M	$37.6	$(3.5)	$41.1	N/M
Loss on remeasurement of notes receivable	$(1.4)	$(0.4)	$(1.0)	250.0%	$(1.6)	$(1.1)	$(0.5)	45.5%
Income / (loss) from nonconsolidated affiliates	$3.8	$3.0	$0.8	26.7%	$6.8	$4.4	$2.4	54.5%
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates	$(1.5)	$0.1	$(1.6)	N/M	$(1.5)	$5.3	$(6.8)	N/M
Current tax expense	$(6.1)	$(5.1)	$(1.0)	19.6%	$(8.0)	$(7.0)	$(1.0)	14.3%
Deferred tax benefit	$32.1	$3.7	$28.4	N/M	$37.3	$9.4	$27.9	296.8%
Income from discontinued operations, net	$1,422.5	$25.7	$1,396.8	N/M	$1,404.0	$36.9	$1,367.1	N/M
Preferred return to preferred OP units / equity interests	$3.2	$3.2	$—	—%	$6.3	$6.4	$(0.1)	(1.6)%
Income attributable to noncontrolling interests	$53.5	$3.1	$50.4	N/M	$51.6	$1.8	$49.8	N/M
(1)Only items determined by management to be material, of interest, or unique to the periods disclosed above are explained below.
N/M = Percentage change is not meaningful. N/A = Not applicable.

Interest income - for the three and six months ended June 30, 2025, increased due to the interest earned on our increased cash balance from the Safe Harbor Sale.

Brokerage commissions and other, net - for the three months ended June 30, 2025, increased primarily due to the receipt of business interruption insurance proceeds from properties impacted by Hurricane Ian. Refer to Note 18, "Commitments and Contingencies," in our accompanying Consolidated Financial Statements for additional information.

General and administrative expense - for the three and six months ended June 30, 2025, increased primarily due to dead deal costs and other transaction costs associated with potential acquisitions, and increases in wages and incentives driven by strategic initiatives.

Catastrophic event-related charges, net - for the six months ended June 30, 2025, decreased primarily due to asset impairment and debris removal charges, net of insurance recoveries, of $10.6 million in the prior period, driven by flooding at an RV community in New Hampshire.

SUN COMMUNITIES, INC.
Asset impairments - for the three and six months ended June 30, 2025, increased due to asset impairment charges of $132.7 million related to three development properties in the UK, and asset impairment charges of $32.2 million related to three RV properties in the U.S. and Canada, driven by our change in strategic plan for these properties. Refer to Note 17, "Fair Value Measurements," in our accompanying Consolidated Financial Statements for additional information.

Loss on extinguishment of debt - for the three and six months ended June 30, 2025, increased primarily due to the recognition of early extinguishment premiums of $102.4 million, due to the settlement of $3.2 billion of debt obligations using proceeds generated from the Safe Harbor Sale. Refer to Note 10, "Debt and Line of Credit," in our accompanying Consolidated Financial Statements for additional information.

Interest expense - for the three and six months ended June 30, 2025, decreased primarily due to the settlement of $3.2 billion in debt obligations using proceeds generated from the Safe Harbor Sale. Refer to Note 10, "Debt and Line of Credit," in our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on foreign currency exchanges - for the three and six months ended June 30, 2025, was a gain of $39.4 million and $48.1 million, respectively, as compared to a loss of $2.8 million and $1.7 million, respectively, during the same period in 2024 primarily due to the settlement of six foreign currency forward swaps, as well as the weakening of the U.S. dollar versus the Pound sterling. Refer to Note 16, "Derivative Financial Instruments," in our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on dispositions of properties - for the three and six months ended June 30, 2025, was a loss of $1.3 million and $2.4 million, respectively, as compared to a gain of $2.5 million and $7.9 million, respectively, during the same periods in 2024, driven by property dispositions in each period. Refer to Note 5, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

Other income / (expense), net - for the three and six months ended June 30, 2025, was income of $31.9 million and $37.6 million, respectively, primarily due to a long-term lease termination gain on the repurchase of titles to 22 UK properties previously controlled via ground leases, as compared to an expense of $1.1 million and $3.5 million, respectively, during the same periods in 2024. Refer to Note 19, "Leases," in our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on remeasurement of investment in nonconsolidated affiliates - for the six months ended June 30, 2025, was a loss of $1.5 million as compared to a gain of $5.3 million during the same period in 2024 due to the fluctuation in the fair value of a notes receivable portfolio held at our GTSC joint venture. Refer to Note 9, "Investments in Nonconsolidated Affiliates," in our accompanying Consolidated Financial Statements for additional information.

Deferred tax benefit - for the three and six months ended June 30, 2025, increased primarily due to the recognition of a deferred tax benefit of $29.0 million in conjunction with the impairment of three development properties in the UK. Refer to Note 17, "Fair Value Measurements," in our accompanying Consolidated Financial Statements for additional information.

Income from discontinued operations, net - for the three and six months ended June 30, 2025, was $1.4 billion, as compared to $25.7 million and $36.9 million, respectively, in the same periods in 2024, primarily due to the $1.4 billion gain recognized on the initial closing of the Safe Harbor Sale in the current period.

SUN COMMUNITIES, INC.
RECONCILIATION OF NET INCOME ATTRIBUTABLE TO SUI COMMON SHAREHOLDERS TO FFO

The following table reconciles Net income attributable to SUI common shareholders to FFO for the three and six months ended June 30, 2025 and 2024 (in millions, except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net Income Attributable to SUI Common Shareholders	$1,273.6	$52.1	$1,230.8	$24.7
Adjustments
Depreciation and amortization - continuing operations	126.3	122.4	248.9	242.6
Depreciation and amortization - discontinued operations	(0.3)	49.6	36.1	93.9
Depreciation on nonconsolidated affiliates	0.2	0.1	0.4	0.2
Asset impairments - continuing operations	166.1	10.6	190.1	30.4
Asset impairments - discontinued operations	0.2	1.0	2.3	1.9
(Gain) / loss on remeasurement of investment in nonconsolidated affiliates	1.5	(0.1)	1.5	(5.3)
Loss on remeasurement of notes receivable	1.4	0.4	1.6	1.1
(Gain) / loss on dispositions of properties, including tax effect - continuing operations	2.9	(1.8)	4.0	(7.1)
Gain on dispositions of properties, including tax effect - discontinued operations	(1,445.0)	—	(1,445.0)	—
Add: Returns on preferred OP units	3.1	3.2	6.2	6.3
Add: Income attributable to noncontrolling interests	53.5	2.9	51.7	1.8
Gain on disposition of assets, net	(4.0)	(8.6)	(7.9)	(14.0)
FFO Attributable to SUI Common Shareholders and Convertible Securities(1)(5)(6)	$179.5	$231.8	$320.7	$376.5

Adjustments
Business combination expense - discontinued operations	—	0.2	—	0.2
Acquisition and other transaction costs - continuing operations(2)	6.7	1.5	16.3	10.5
Acquisition and other transaction costs - discontinued operations(2)	48.4	1.6	62.9	2.5
Loss on extinguishment of debt	102.4	—	102.4	0.6
Catastrophic event-related charges, net	0.4	2.3	0.3	9.5
Loss of earnings - catastrophic event-related charges, net(3)	(5.7)	0.3	(1.7)	5.6
(Gain) / loss on foreign currency exchanges	(39.4)	2.8	(48.1)	1.7
Other adjustments, net - continuing operations(4)	(60.8)	(1.0)	(68.7)	(3.0)
Other adjustments, net - discontinued operations(4)	0.3	0.5	14.8	(9.9)
Core FFO Attributable to SUI Common Shareholders and Convertible Securities(1)(5)(6)	$231.8	$240.0	$398.9	$394.2

Weighted Average Common Shares and OP Units Outstanding(1)	131.8	129.3	132.1	129.3

FFO Attributable to SUI Common Shareholders and Convertible Securities(1)(5)(6)	$1.36	$1.79	$2.43	$2.91
Core FFO Attributable to SUI Common Shareholders and Convertible Securities(1)(5)(6)	$1.76	$1.86	$3.02	$3.05
(1)Assumes full conversion of all equity participating units, including common and preferred OP units, into our common stock, and has no material impact on previously reported results.
(2)These costs represent (i) nonrecurring integration expenses associated with acquisitions during the three and six months ended June 30, 2025 and 2024, (ii) costs associated with potential acquisitions that will not close, (iii) expenses incurred to bring recently acquired properties up to our operating standards, including items such as tree trimming and painting costs that do not meet our capitalization policy. Acquisition and other transaction costs - discontinued operations primarily represent non-recurring costs directly attributable to the Safe Harbor Sale.

SUN COMMUNITIES, INC.
(3)Loss of earnings - catastrophic event-related charges, net include the following:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Hurricane Ian - three Fort Myers, Florida RV communities impaired
Estimated loss of earnings in excess of the applicable business interruption deductible	$4.1	$5.3	$7.9	$10.6
Insurance recoveries realized for previously estimated loss of earnings	(9.9)	(5.0)	(9.9)	(5.0)
Hurricane Helene - one Dunedin Florida RV community impaired
Estimated loss of earnings in excess of the applicable business interruption deductible, net	0.1	—	0.3	—
Loss of earnings - catastrophic event-related charges, net	$(5.7)	$0.3	$(1.7)	$5.6
(4)Other adjustments, net - continuing operations relates primarily to deferred tax benefits and long-term lease termination gains during the three and six months ended June 30, 2025 and 2024, and Other adjustments, net - discontinued operations relates primarily to a contingent consideration expense during the six months ended June 30, 2025 and litigation settlement gains during the three and six months ended June 30, 2024.
(5)FFO and Core FFO includes discontinued operations activity of $(22.6) million or $(0.17) per Share, and $26.2 million or $0.20 per Share, respectively, during the three months ended June 30, 2025, and $76.3 million or $0.59 per Share, and $78.6 million or $0.61 per Share, respectively, during the three months ended June 30, 2024.
(6)FFO and Core FFO include discontinued operations activity of $(2.6) million or $(0.02) per Share, and $75.3 million or $0.57 per Share, respectively, during the six months ended June 30, 2025, and $132.7 million or $1.03 per Share, and $125.5 million or $0.97 per Share, respectively, during the six months ended June 30, 2024.

SUN COMMUNITIES, INC.
LIQUIDITY AND CAPITAL RESOURCES

Short-term Liquidity

Our principal short-term liquidity demands are expected to consist of distributions to our shareholders and the unit holders of the Operating Partnership through cash distributions and share repurchases, property acquisitions, development and expansion of our properties, capital improvement of our properties, and the purchase of new and pre-owned homes. We intend to meet our short-term liquidity requirements through available cash balances, cash flow generated from operations, cash generated from the Safe Harbor Sale, draws on our senior credit facility, and the use of debt and equity offerings under our shelf registration statement. Refer to Note 10, "Debt and Line of Credit," and Note 11, "Equity and Temporary Equity," and Note 21, "Subsequent Events," in our accompanying Consolidated Financial Statements for additional information and related activity subsequent to June 30, 2025.

We take a disciplined approach to selecting the optimal mix of financing sources to meet our liquidity demands and minimize our overall cost of capital. During the three months ended June 30, 2025, we completed the initial closing of the Safe Harbor Sale and generated $5.25 billion of pre-tax cash proceeds, net of transaction costs. The Safe Harbor Sale advances our strategy of focusing on our core MH and RV segments and enhances our leverage profile and financial flexibility. We have deployed the cash proceeds from the Safe Harbor Sale to implement a capital allocation plan that reflects a balanced, tax-efficient approach to optimize shareholder value through significantly lower leverage, greater financial flexibility to drive sustainable cash flow growth, and a thoughtful capital return strategy. We intend to maintain our strong financial position and lower leverage profile by focusing on our core fundamentals, which are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.

Since our initial public offering in 1993, we have demonstrated operational reliability and cash flow strength throughout economic cycles. Our current objectives include streamlining our operations with an emphasis on our reliable real property income. We recognize the headwinds we are facing from a challenging macroeconomic environment and are re-aligning our strategy to focus on our proven, durable income streams. We are positioned for ongoing organic growth with expected rental rate increases, occupancy gains, and expense management. For the remainder of 2025, we continue to expect rental rate growth that exceeds headline inflation with ongoing focus on expense management to continue generating strong organic cash flow growth.

In connection with cash proceeds generated from the Safe Harbor Sale, during the three months ended June 30, 2025, we initiated the following capital allocation decisions:

•Repaid approximately $3.3 billion of debt, including $1.6 billion of outstanding borrowings under our senior credit facility, as well as $737.7 million in secured mortgage debt, and $956.5 million in unsecured notes, inclusive of prepayment costs.
•Returned capital to shareholders, including the payment of a special cash distribution of $4.00 per share, totaling $521.3 million, and the initiation of our Stock Repurchase Program.
•Targeted reinvestment in strategic growth by allocating $565.3 million into 1031 exchange escrow accounts to fund potential future MH and RV acquisitions.
•Initiated other opportunistic financial enhancements, including deploying cash of $199.2 million to repurchase the titles to 22 UK properties that were previously controlled via ground leases.

Refer to Note 1, "Basis of Presentation," and Note 2, "Assets Held for Sale and Discontinued Operations," for additional details related to the Safe Harbor Sale. Refer to Note 19, "Leases," for additional details related to the UK long-term lease terminations.

Acquisitions, Dispositions, Development, and Expansion Activities

Subject to market conditions, we intend to selectively identify opportunities to expand our development pipeline and acquire existing properties. We finance acquisitions through available cash, secured financing, draws on our senior credit facility, the assumption of existing debt on properties, and the issuance of debt and equity securities. As of June 30, 2025, we have allocated restricted cash of $565.3 million into 1031 exchange escrow accounts to fund potential future MH and RV acquisitions. Given the higher interest rate environment, we continue to selectively pursue acquisition and development opportunities that meet our underwriting criteria.

We have continued a targeted disposition program to divest non-strategic assets in an effort to simplify management and maintain financial flexibility. During the six months ended June 30, 2025, we sold three MH properties, three RV properties, and one MH development land parcel for a gross sale price of approximately $164.2 million.

SUN COMMUNITIES, INC.
We plan to selectively expand our properties utilizing our inventory of owned and entitled land. We have 16,020 MH and RV sites suitable for future development. Refer to Note 5, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional details on acquisitions and dispositions completed to date.

Capital Expenditures (excluding Acquisition Costs)

Our capital expenditure activity is summarized as follows (in millions):

	Six Months Ended
	June 30, 2025	June 30, 2024
Recurring Capital Expenditures	$27.8	$37.6
Non-Recurring Capital Expenditures and Related Activities
Lot modifications	18.2	15.6
Growth projects	7.2	7.7
Rebranding	0.5	2.9
Capital improvements to recent acquisitions	8.5	16.1
Expansion and development	49.7	73.2
Rental program	103.6	67.0
Other	8.0	2.7
Total Non-Recurring Capital Expenditure and Related Activities	195.7	185.2
Total Capital Expenditure and Related Activities	$223.5	$222.8

Refer to the "Liquidity and Capital Resources" section in Part II, Item 7 of our 2024 Annual Report for capital expenditure activity definitions and additional information.

Cash Flow Activities

Our cash flow activities from continuing operations are summarized as follows (in millions):

	Six Months Ended
	June 30, 2025	June 30, 2024
Net Cash Provided By Operating Activities	$409.6	$404.2
Net Cash Provided Used For Investing Activities	$(44.8)	$(187.0)
Net Cash Provided By / (Used For) Financing Activities	$1,039.1	$(163.9)

Cash, cash equivalents and restricted cash increased by $1.4 billion from $57.1 million as of December 31, 2024, to $1.5 billion as of June 30, 2025.

Operating activities - Net cash provided by operating activities increased by $5.4 million to $409.6 million for the six months ended June 30, 2025, compared to $404.2 million for the six months ended June 30, 2024. The increase in operating cash flow was primarily due growth in Same Property operating performance at our MH and UK properties, partially offset by the timing of changes in inventory, other assets, and other liabilities, and reduced operating performance at our RV properties, during the six months ended June 30, 2025 as compared to the corresponding period in 2024.

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

See "Risk Factors" in Part I, Item 1A of our 2024 Annual Report, and Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2025.

Investing activities - Net cash used for investing activities decreased by $142.2 million to $44.8 million for the six months ended June 30, 2025, compared to $187.0 million for the six months ended June 30, 2024. The decrease in Net cash used for investing activities was primarily driven by an increase in proceeds received from the disposition of MH and RV properties, and an increase in settlements of notes receivable from real estate developers during the six months ended June 30, 2025 as compared to the corresponding period in 2024. Refer to the Consolidated Statements of Cash Flows for detail on the net cash used for investing activities during the six months ended June 30, 2025 and 2024.

Financing activities - Net cash provided by financing activities was $1.0 billion for the six months ended June 30, 2025, compared to net cash used for financing activities of $163.9 million for the six months ended June 30, 2024. The change in Net cash provided by / (used for) financing activities was primarily driven by a net capital transfer of $5.4 billion from Safe Harbor to the Company in conjunction with the Safe Harbor Sale, partially offset by an increase in cash deployed to settle debt obligations and distribute cash to shareholders through a special cash dividend paid during the six months ended June 30, 2025, as compared to the corresponding period in 2024. Refer to the Consolidated Statements of Cash Flows for detail on the net cash provided by financing activities during the six months ended June 30, 2025 and 2024. Refer to Note 10, "Debt and Line of Credit," in our accompanying Consolidated Financial Statements for additional information.

Our cash flow from discontinued activities are summarized as follows (in millions):

	Six Months Ended
	June 30, 2025	June 30, 2024
Net cash provided by operating activities - discontinued operations	$90.3	$149.6
Net cash provided by / (used for) investing activities - discontinued operations	$5,361.3	$(132.9)
Net cash used for financing activities - discontinued operations	$(5,454.3)	$(8.2)

Cash, cash equivalents and restricted cash for discontinued operations decreased by $2.7 million from $6.8 million as of December 31, 2024, to $4.1 million as of June 30, 2025.

Operating activities - Net cash provided by operating activities for discontinued operations decreased by $59.3 million to $90.3 million for the six months ended June 30, 2025, compared to $149.6 million for the six months ended June 30, 2024. The decrease in net cash provided by operating activities for discontinued operations was due to a reduction in owned marinas, due to the initial closing of the Safe Harbor Sale during the six months ended June 30, 2025 as compared to the corresponding period in 2024.

Investing activities - Net cash provided by investing activities for discontinued operations was $5.4 billion for the six months ended June 30, 2025, compared to net cash used for investing activities for discontinued operations of $132.9 million for the six months ended June 30, 2024. The change in net cash provided by / (used for) investing activities for discontinued operations is driven by cash proceeds received from the initial closing of the Safe Harbor Sale.

Financing activities - Net cash used for financing activities for discontinued operations increased by $5.4 billion to $5.5 billion for the six months ended June 30, 2025, compared to $8.2 million for the six months ended June 30, 2024. The increase in net cash used for financing activities is due to the net capital transfer of $5.4 billion from Safe Harbor to the Company in conjunction with the Safe Harbor Sale.

SUN COMMUNITIES, INC.
Refer to the Consolidated Statements of Cash Flows for detail on the net cash used for financing activities for discontinued operations during the six months ended June 30, 2025 and 2024. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," in our accompanying Consolidated Financial Statements for additional information.

The absence of future cash flows from discontinued operations is not expected to significantly impact our liquidity, as the cash proceeds from the Safe Harbor Sale have been allocated to pay down debt, which will generate annualized interest expense savings, and to reinvest in our core MH and RV segments by means of a $565.3 million cash allocation to 1031 exchange escrow accounts as of June 30, 2025.

We are exposed to interest rate variability associated with our outstanding floating rate debt and any maturing debt that has to be refinanced. Interest rate movements impact our borrowing costs and, while as of June 30, 2025, approximately 100% of our total debt was fixed rate financing, increases in interest costs have the potential to adversely affect our financial results. Following the debt paydown after the Safe Harbor Sale, 100% of our total debt was fixed rate financing as of June 30, 2025.

Equity and Debt Activity

At the Market Offering Sales Agreement

We have entered into our ATM program with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock. Through June 30, 2025, we had entered into and settled forward sales agreements under the ATM for an aggregate gross sales price of $524.8 million, leaving $725.2 million available for sale under the ATM.

Stock Repurchase Program

In May 2025, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $1.0 billion in shares of our outstanding common stock through April 30, 2026. Under the Stock Repurchase Program, we may repurchase shares of our common stock in open market transactions, through privately negotiated transactions, through one or more accelerated repurchases, or otherwise, in accordance with the terms set forth in Rule 10b5-1 and Rule 10b-18 of the Exchange Act and other applicable legal requirements. The Stock Repurchase Program does not obligate us to repurchase any specific number of shares, and we may initiate, suspend, or discontinue purchases under the Stock Repurchase Program at any time.

All repurchased shares are retired and returned to authorized but unissued status upon settlement. During the three months ended June 30, 2025, we repurchased and retired 1.6 million shares of our outstanding common stock for $202.8 million. As of June 30, 2025, we had $797.2 million remaining authorized for purchase under this program.

Senior Unsecured Notes

The following table sets forth certain information regarding our outstanding senior unsecured notes (in millions, except for statistical information). All senior unsecured notes include interest payments on a semi-annual basis in arrears.

		Carrying Amount
	Principal Amount	June 30, 2025	December 31, 2024
5.5% notes, issued in January 2024 and due in January 2029 (the "2029 Notes")	$500.0	$—	$496.2
5.7% notes, issued in January 2023 and due in January 2033 (the "2033 Notes")	400.0	—	396.1
4.2% notes, issued in April 2022 and due in April 2032	600.0	593.6	593.2
2.3% notes, issued in October 2021 and due in November 2028	450.0	447.8	447.4
2.7% notes, issued in June 2021 and October 2021, and due in July 2031	750.0	743.9	743.4
Total	$2,700.0	$1,785.3	$2,676.3

During the three months ended June 30, 2025, we redeemed the aggregate principal amount of $900.0 million on the 2029 Notes and the 2033 Notes using cash proceeds generated from the Safe Harbor Sale. In accordance with the terms of each series of Notes, the redemption price was inclusive of a customary make-whole premium and accrued and unpaid interest. As a result, we recorded charges of $56.5 million to Loss on extinguishment of debt on the Consolidated Statements of Operations in connection with early extinguishment premiums on the 2029 and 2033 Note Redemptions. Refer to Note 16, "Derivative Financial Instruments," for cash flow hedge activity resulting from the redemptions.

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

The senior credit facility bears interest at a floating rate based on the Adjusted Term SOFR, the Adjusted Eurocurrency Rate, the Australian BBSY Rate, the Daily SONIA Rate, or the CORRA, as applicable, plus a margin, in all cases, ranging from 0.725% to 1.6%, subject to certain adjustments. As of June 30, 2025, the margins based on our credit ratings were 0.775% on the revolving loan facility.

At the lenders' option, the senior credit facility will become immediately due and payable upon an event of default under the Credit Facility Agreement. During the three months ended June 30, 2025, we repaid the remaining outstanding debt balances of $1.6 billion under our senior credit facility. We had zero and $1.4 billion of borrowings outstanding under the revolving loan as of June 30, 2025 and December 31, 2024, respectively. The balance is recorded in Unsecured debt on the Consolidated Balance Sheets.

The senior credit facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under the senior credit facility, but does reduce the borrowing amount available. We had $10.3 million and $11.5 million of outstanding letters of credit at June 30, 2025 and December 31, 2024, respectively.

Financial Covenants

Pursuant to the terms of the senior credit facility, we are subject to various financial and other covenants. The most restrictive financial covenants for the senior credit facility are as follows:

Covenant(1)	Requirement	As of June 30, 2025
Maximum leverage ratio	<65.0%	17.4%
Minimum fixed charge coverage ratio	>1.40	3.25
Maximum secured leverage ratio	<40.0%	11.3%
(1) As of June 30, 2025, we did not have any borrowings outstanding under the senior credit facility.

In addition, we are required to maintain the following covenants with respect to the senior unsecured notes payable:

Covenant	Requirement	As of June 30, 2025
Total debt to total assets	≤60.0%	26.0%
Secured debt to total assets	≤40.0%	15.1%
Consolidated income available for debt service to debt service	≥1.50	7.48
Unencumbered total asset value to total unsecured debt	≥150.0%	743.9%

As of June 30, 2025, we were in compliance with the above covenants and do not anticipate that we will be unable to meet these covenants in the near term.

SUN COMMUNITIES, INC.
Long-term Financing and Capital Requirements

Long-term Financing

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, expansion and development of properties, other nonrecurring capital improvements, and Operating Partnership unit redemptions through long-term unsecured and secured debt, and the issuance of certain debt or equity securities, subject to market conditions. If current market and economic conditions, including relating to, among other things, interest rates, currency fluctuations, equity valuations, and inflation, continue or worsen, our ability to obtain debt and equity capital in the long term on attractive terms may be adversely affected.

As of June 30, 2025 we had unrestricted cash on hand of $889.8 million, $3.05 billion of remaining capacity on the senior credit facility, and a total of 400 unencumbered MH, RV, and UK properties.

From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, issue unsecured notes, obtain other debt financing, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the MH and RV industries at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those markets could make borrowing more difficult to secure, more expensive, or effectively unavailable. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing unsecured debt as maturities become due. See "Risk Factors" in Part I, Item 1A of our 2024 Annual Report. If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of June 30, 2025, our net debt to enterprise value was 17.0% (assuming conversion of all common and preferred OP units to shares of common stock). Our debt has a weighted average interest rate of 3.38% and a weighted average maturity of 7.6 years.

Capital Requirements

Certain of our nonconsolidated affiliates, which are accounted for under the equity-method of accounting, have incurred debt. We have not guaranteed the debt of our nonconsolidated affiliates in the arrangements referenced below, nor do we have any obligations to fund this debt should the nonconsolidated affiliates be unable to do so. Refer to Note 9, "Investments in Nonconsolidated Affiliates," in the accompanying Consolidated Financial Statements for additional information about these entities.

GTSC - GTSC maintains a warehouse line of credit with a maximum borrowing capacity of $275.0 million. As of June 30, 2025 and December 31, 2024, the aggregate carrying amount of debt, including both our and our partner's share, incurred by GTSC was $235.3 million (of which our proportionate share is $94.1 million), and $242.9 million (of which our proportionate share is $97.1 million), respectively. The debt bears interest at a variable rate based on a Commercial Paper or adjusted SOFR plus a margin ranging from 1.65% to 2.5% per annum and matures on December 15, 2026.

Sungenia JV - Sungenia maintains a debt facility agreement with a maximum borrowing capacity of $54.1 million Australian dollars, or $35.3 million converted at the June 30, 2025 exchange rate. As of June 30, 2025 and December 31, 2024, the aggregate carrying amount of the debt, including both our and our partners' share, incurred by Sungenia JV was $25.5 million (of which our proportionate share is approximately $12.8 million), and $25.0 million (of which our proportionate share is $12.5 million), respectively. The debt bears interest at a variable rate based on the Australian BBSY rate plus a margin ranging from 0.95% to 1.4%, subject to adjustment for additional future commitments, per annum and matures on June 30, 2027.

SUN COMMUNITIES, INC.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains various "forward-looking statements" within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act, and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this document that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events, or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as "forecasts," "intend," "goal," "estimate," "expect," "project," "projections," "plans," "predicts," "potential," "seeks," "anticipates," "should," "could," "may," "will," "designed to," "foreseeable future," "believe," "scheduled," "guidance," "target," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks, uncertainties, and other factors, both general and specific to the matters discussed in this document, some of which are beyond our control. These risks, uncertainties, and other factors may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under "Risk Factors" in our 2024 Annual Report, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2025, and in our other filings with the SEC, from time to time, such risks, uncertainties and other factors include, but are not limited to:

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

Interest Rate Risk

Our principal market risk exposure is interest rate risk. We mitigate this risk by maintaining prudent amounts of leverage, minimizing capital costs, and interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures, which include the periodic use of derivatives. Our primary strategy in entering into derivative contracts is to minimize the variability that interest rate changes could have on our future cash flows. From time to time, we employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt. We do not enter into derivative instruments for speculative purposes. As of June 30, 2025, all of our outstanding debt obligations bore interest at fixed rates, which minimizes the impact of interest rate variability on our results of operations and cash flows in the near term. Additionally, we have exposure to long-term interest rates, which could affect the cost of refinancing existing debt or incurring additional debt in the future.

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

At June 30, 2025 and December 31, 2024, our shareholder's equity included $1.0 billion and $672.3 million from our investments and operations in the United Kingdom, Canada, and Australia which collectively represented 13.5% and 9.3% of total shareholder's equity, respectively. Based on our sensitivity analysis, a 10.0% strengthening of the U.S. dollar against the pound sterling, Canadian dollar, and Australian dollar would have caused a reduction of $101.9 million and $67.2 million to our total shareholder's equity at June 30, 2025 and December 31, 2024, respectively.

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

Based upon this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective as of that date due to a material weakness in internal control over financial reporting relating to our risk assessment process, as described below.

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

Changes in internal control over financial reporting

Except as discussed in the preceding paragraph, there were no changes in internal control over financial reporting during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COMMUNITIES, INC.
PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Legal Proceedings

We are involved in various legal proceedings. Refer to "Legal Proceedings - Class Action Litigation" and "Other Legal Proceedings" in Part I - Item 1 - Note 18, "Commitments and Contingencies," in our accompanying Notes to the Consolidated Financial Statements.

Environmental Matters

Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed an applied threshold not to exceed $1.0 million. Applying this threshold, there are no environmental matters to disclose for the three months ended June 30, 2025.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part 1, Item 1A., "Risk Factors," in our 2024 Annual Report and Part II, Item 1A., "Risk Factors," in our Quarterly Report on Form 10-Q for the three months ended March 31, 2025, which could materially affect our business, financial condition, or future results. There have been no material changes to the disclosure on these matters as set forth in such report.

SUN COMMUNITIES, INC.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Holders of our OP units have converted the following units during the three months ended June 30, 2025:

		Three Months Ended
		June 30, 2025
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)
Common OP units	1.0000	61,518	61,518
Series A-1 preferred OP units	2.4390	1,124	2,740
Series H preferred OP units	0.6098	765	465
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.

All of the securities described above were issued in private placements in reliance on Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.

Purchases of Equity Securities

The following table summarizes our common stock repurchases during the three months ended June 30, 2025 (in millions, except for number of shares and per share amounts):

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(2)
April 1, 2025 - April 30, 2025	3,881	$114.47	—	$—
May 1, 2025 - May 31, 2025	172	$119.65	373,733	$954.7
June 1, 2025 - June 30, 2025	—	$—	1,261,334	$797.2
Total	4,053	$114.69	1,635,067
(1) During the three months ended June 30, 2025, we withheld 4,053 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.
(2) On April 30, 2025, we announced by press release that our Board of Directors authorized a Stock Repurchase Program under which we may repurchase up to $1.0 billion in shares of our outstanding common stock through April 30, 2026. Under the Stock Repurchase Program, we may repurchase shares of our common stock in open market transactions, through privately negotiated transactions, through one or more accelerated repurchases, or otherwise, in accordance with the terms set forth in Rule 10b5-1 and Rule 10b-18 of the Exchange Act and other applicable legal requirements. The Stock Repurchase Program does not obligate us to repurchase any specific number of shares, and we may initiate, suspend, or discontinue purchases under the Stock Repurchase Program at any time. Refer to Note 11, "Equity and Temporary Equity," for additional information regarding our Stock Repurchase Program.

SUN COMMUNITIES, INC.
ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, none of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA made significant changes to the U.S. federal income tax laws in various areas. Among the notable changes, the OBBBA permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017, most of which were set to expire after December 31, 2025. As a result of such extensions, individuals and other non-corporate taxpayers will continue to be entitled to a 20% deduction for certain “qualified REIT dividends” for taxable years after 2025, subject to certain requirements, and the maximum U.S. federal income tax rate on ordinary income for individuals and other non-corporate taxpayers will continue to be 37% after 2025 (before application of the 3.8% Medicare tax on “net investment income”). In addition, the OBBBA also increased the percentage limit under the REIT asset test applicable to securities of one or more taxable REIT subsidiaries from 20% to 25% for 2026 and subsequent taxable years. You are urged to consult with your own tax advisor to determine the effects of the OBBBA and the ownership and disposition of our securities or debt securities of the Operating Partnership on your individual tax situation, including any state, local or non-U.S. tax consequences.

SUN COMMUNITIES, INC.
ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Sun Communities, Inc. Articles of Restatement	Incorporated by reference to Exhibit 3.1 to Sun Communities, Inc.'s Annual Report on Form 10-K filed on February 22, 2018
3.2	Fifth Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to Sun Communities, Inc.'s Current Report on Form 8-K filed on May 15, 2025
3.3	Sun Communities, Inc. Articles of Amendment effective May 18, 2023	Incorporated by reference to Exhibit 3.1 to Sun Communities, Inc.'s Current Report on Form 8-K filed on May 19, 2023
22.1	List of issuers of guaranteed securities	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	Filed herewith

SUN COMMUNITIES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2025	By:	/s/ Brian Loftus
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)