Form 10-Q
period 2025-09-30
SUN COMMUNITIES INC
filed 2025-10-30
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

or

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

Number of shares of Common Stock, $0.01 par value per share, outstanding as of October 23, 2025: 123,668,389

SUN COMMUNITIES, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In millions, except for per share amounts)

	(Unaudited)
	September 30, 2025	December 31, 2024
Assets
Land	$3,388.1	$3,461.5
Land improvements and buildings	8,949.2	9,058.7
Rental homes and improvements	897.8	834.1
Furniture, fixtures and equipment	746.4	739.2
Investment property	13,981.5	14,093.5
Accumulated depreciation	(3,495.6)	(3,228.4)
Investment property, net	10,485.9	10,865.1
Cash, cash equivalents and restricted cash (See Note 4)	1,180.0	57.1
Inventory of manufactured homes	155.1	129.8
Notes and other receivables, net (includes $221.6 and $242.4 at fair value, respectively)	468.4	430.1
Collateralized receivables, net (see Note 7)	45.4	51.2
Goodwill	9.5	9.5
Other intangible assets, net (see Note 8)	97.0	102.5
Other assets, net	359.0	442.4
Assets held for sale and discontinued operations, net (see Note 2)	—	4,461.7
Total Assets	$12,800.3	$16,549.4
Liabilities
Mortgage loans payable (see Note 10)	$2,440.4	$3,212.2
Secured borrowings on collateralized receivables (See Note 7)	45.4	51.2
Unsecured debt	1,785.9	4,089.4
Distributions payable	131.4	122.6
Advanced reservation deposits and rent	308.3	249.4
Accrued expenses and accounts payable	282.0	265.8
Other liabilities	444.6	819.3
Liabilities held for sale and discontinued operations, net (see Note 2)	—	286.9
Total Liabilities	5,438.0	9,096.8
Commitments and contingencies (see Note 18)
Temporary equity (see Note 11)	256.2	259.8
Shareholders' Equity
Common stock, $0.01 par value. Authorized: 360.0 shares; Issued and outstanding: 123.6 at September 30, 2025 and 127.4 at December 31, 2024	1.2	1.3
Additional paid-in capital	9,573.0	9,864.2
Accumulated other comprehensive income / (loss)	25.9	(7.9)
Distributions in excess of accumulated earnings	(2,615.0)	(2,775.9)
Total SUI Shareholders' Equity	6,985.1	7,081.7
Noncontrolling interests
Common and preferred OP units	120.6	110.4
Consolidated entities	0.4	0.7
Total noncontrolling interests	121.0	111.1
Total Shareholders' Equity	7,106.1	7,192.8
Total Liabilities, Temporary Equity and Shareholders' Equity	$12,800.3	$16,549.4

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues
Real property	$517.7	$502.2	$1,352.3	$1,315.3
Home sales	95.6	105.3	262.9	281.7
Ancillary	60.8	61.0	115.4	114.9
Interest	17.3	5.3	38.2	15.0
Brokerage commissions and other, net	5.8	6.6	22.1	19.0
Total Revenues	697.2	680.4	1,790.9	1,745.9
Expenses
Property operating and maintenance	168.8	172.2	458.0	451.0
Real estate tax	28.7	25.9	84.1	77.6
Home costs and selling	71.1	74.3	200.5	203.0
Ancillary	38.7	42.5	87.6	90.9
General and administrative	55.8	58.7	174.0	170.3
Catastrophic event-related charges, net (see Note 18)	0.8	0.8	1.1	10.3
Depreciation and amortization	126.2	124.1	377.3	368.1
Asset impairments (see Note 17)	165.9	—	356.0	30.4
Loss on extinguishment of debt (see Note 10)	1.6	0.8	104.0	1.4
Interest	41.5	87.6	181.8	267.1
Total Expenses	699.1	586.9	2,024.4	1,670.1
Income / (Loss) Before Other Items	(1.9)	93.5	(233.5)	75.8
Gain / (loss) on foreign currency exchanges	(22.6)	(4.5)	25.5	(6.2)
Gain / (loss) on dispositions of properties (see Note 5)	(1.3)	178.7	(3.7)	186.6
Other income / (expense), net	19.1	(0.8)	56.7	(4.3)
Gain / (loss) on remeasurement of notes receivable (see Note 6)	—	0.1	(1.6)	(1.0)
Income from nonconsolidated affiliates (see Note 9)	4.3	2.1	11.1	6.5
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates (see Note 9)	0.4	1.2	(1.1)	6.5
Current tax benefit / (expense)	(3.8)	1.0	(11.8)	(6.0)
Deferred tax benefit	2.1	7.1	39.4	16.5
Net Income / (Loss) from Continuing Operations	(3.7)	278.4	(119.0)	274.4
Income from discontinued operations, net	14.6	26.8	1,418.6	63.7
Net Income	10.9	305.2	1,299.6	338.1
Less: Preferred return to preferred OP units / equity interests	3.2	3.2	9.5	9.6
Less: Income / (loss) attributable to noncontrolling interests	(0.8)	13.3	50.8	15.1
Net Income Attributable to SUI Common Shareholders	$8.5	$288.7	$1,239.3	$313.4

Weighted average common shares outstanding - basic	123.9	124.0	125.6	123.8
Weighted average common shares outstanding - diluted	124.1	124.0	125.6	126.5

Basic earnings / (loss) per share from continuing operations (see Note 15)	$(0.05)	$2.09	$(1.48)	$2.01
Basic earnings per share from discontinued operations (see Note 15)	0.12	0.22	11.29	0.51
Basic earnings per share (see Note 15)	$0.07	$2.31	$9.81	$2.52

Diluted earnings / (loss) per share from continuing operations (see Note 15)	$(0.05)	$2.09	$(1.48)	$2.01
Diluted earnings per share from discontinued operations (see Note 15)	0.12	0.22	11.29	0.50
Diluted earnings per share (see Note 15)	$0.07	$2.31	$9.81	$2.51

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
(In millions) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net Income	$10.9	$305.2	$1,299.6	$338.1
Foreign Currency Translation
Net foreign currency translation gain / (loss)	(16.3)	41.9	51.3	34.3
Cash Flow Hedges
Change in unrealized gain / (loss) on interest rate derivatives	(0.3)	(9.7)	(3.9)	1.7
Less: Interest rate derivative gain reclassified to earnings	(0.9)	(4.9)	(14.2)	(14.8)
Net unrealized loss on interest rate derivatives	(1.2)	(14.6)	(18.1)	(13.1)
Total Comprehensive Income / (Loss)	(6.6)	332.5	1,332.8	359.3
Less: Comprehensive income attributable to noncontrolling interests	—	(12.7)	(50.2)	(14.6)
Comprehensive Income / (Loss) Attributable to SUI	$(6.6)	$319.8	$1,282.6	$344.7

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions) (Unaudited)

			Shareholders' Equity
	Temporary Equity	Common Stock (Shares)	Common Stock ($Value)	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (Loss)	Noncontrolling Interests	Total Shareholders' Equity	Total Equity
Balance at December 31, 2024	$259.8	127.4	$1.3	$9,864.2	$(2,775.9)	$(7.9)	$111.1	$7,192.8	$7,452.6
Issuance of common stock, common OP units, and other securities, net	3.4	0.3	—	(0.1)	—	—	—	(0.1)	3.3
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.1)	—	(8.4)	—	—	—	(8.4)	(8.4)
Conversions	—	—	—	1.2	—	—	(1.2)	—	—
Share-based compensation - amortization and forfeitures	—	—	—	10.9	0.1	—	—	11.0	11.0
Redemptions	(19.6)	—	—	(2.4)	—	—	—	(2.4)	(22.0)
Other comprehensive income / (loss)	—	—	—	—	—	1.3	(0.5)	0.8	0.8
Net loss	(0.4)	—	—	—	(39.7)	—	(1.5)	(41.2)	(41.6)
Distributions	(2.2)	—	—	—	(119.9)	—	(3.4)	(123.3)	(125.5)
OP units accretion	3.3	—	—	—	(3.3)	—	—	(3.3)	—
Balance at March 31, 2025	$244.3	127.6	$1.3	$9,865.4	$(2,938.7)	$(6.6)	$104.5	$7,025.9	$7,270.2
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.2)	—	(0.6)	—	—	—	(0.6)	(0.6)
Common stock repurchased	—	(1.6)	—	(126.8)	(76.0)	—	—	(202.8)	(202.8)
Conversions	—	0.1	—	1.5	—	—	(1.5)	—	—
Share-based compensation - amortization and forfeitures	—	—	—	5.2	0.5	—	—	5.7	5.7
Redemptions	(2.0)	—	—	—	—	—	—	—	(2.0)
Other comprehensive income / (loss)	—	—	—	—	—	50.8	(0.9)	49.9	49.9
Net income	16.2	—	—	—	1,276.7	—	37.4	1,314.1	1,330.3
Distributions	(2.4)	—	—	—	(641.0)	—	(15.2)	(656.2)	(658.6)
OP units accretion	1.8	—	—	—	(1.8)	—	—	(1.8)	—
Balance at June 30, 2025	$257.9	125.9	$1.3	$9,744.7	$(2,380.3)	$44.2	$124.3	$7,534.2	$7,792.1
Issuance of common stock, common OP units, and other securities, net	—	—	—	(0.1)	—	—	—	(0.1)	(0.1)
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	—	—	0.3	—	—	—	0.3	0.3
Common stock repurchased	—	(2.3)	(0.1)	(181.4)	(116.0)	—	—	(297.5)	(297.5)
Conversions	—	—	—	0.8	—	—	(0.8)	—	—
Share-based compensation - amortization and forfeitures	—	—	—	8.7	—	—	—	8.7	8.7
Other comprehensive income / (loss)	—	—	—	—	—	(18.3)	0.8	(17.5)	(17.5)
Net income / (loss)	(1.2)	—	—	—	11.7	—	0.4	12.1	10.9
Distributions	(2.5)	—	—	—	(128.4)	—	(3.7)	(132.1)	(134.6)
OP units accretion	2.0	—	—	—	(2.0)	—	—	(2.0)	—
Balance at September 30, 2025	$256.2	123.6	$1.2	$9,573.0	$(2,615.0)	$25.9	$121.0	$7,106.1	$7,362.3

SUN COMMUNITIES, INC.

			Shareholders' Equity
	Temporary Equity	Common Stock (Shares)	Common Stock ($Value)	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (loss)	Noncontrolling Interests	Total Shareholders' Equity	Total Equity
Balance at December 31, 2023	$260.9	124.4	$1.2	$9,466.9	$(2,397.5)	$12.2	$90.2	$7,173.0	$7,433.9
Issuance of common stock, common OP units, and other securities, net	—	0.3	—	(0.3)	—	—	0.6	0.3	0.3
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.2)	—	(7.6)	—	—	—	(7.6)	(7.6)
Conversions	(0.5)	0.1	—	2.1	—	—	(1.6)	0.5	—
Share-based compensation - amortization and forfeitures	—	—	—	10.3	0.1	—	—	10.4	10.4
Other comprehensive income / (loss)	—	—	—	—	—	(5.5)	0.2	(5.3)	(5.3)
Net loss	(0.3)	—	—	—	(24.2)	—	(1.0)	(25.2)	(25.5)
Distributions	(2.3)	—	—	—	(117.1)	—	(3.5)	(120.6)	(122.9)
OP units accretion	1.9	—	—	—	(1.9)	—	—	(1.9)	—
Balance at March 31, 2024	$259.7	124.6	$1.2	$9,471.4	$(2,540.6)	$6.7	$84.9	$7,023.6	$7,283.3
Issuance of common stock, common OP units, and other securities, net	—	—	—	(0.3)	—	—	2.5	2.2	2.2
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	—	—	(1.3)	—	—	—	(1.3)	(1.3)
Conversions	(0.8)	0.1	—	0.8	—	—	—	0.8	—
Share-based compensation - amortization and forfeitures	—	—	—	10.6	0.1	—	—	10.7	10.7
Other comprehensive loss	—	—	—	—	—	(0.7)	(0.1)	(0.8)	(0.8)
Net income	1.7	—	—	—	55.3	—	1.4	56.7	58.4
Distributions	(2.5)	—	—	—	(117.3)	—	(3.2)	(120.5)	(123.0)
OP units accretion	1.6	—	—	—	(1.6)	—	—	(1.6)	—
Balance at June 30, 2024	$259.7	124.7	$1.2	$9,481.2	$(2,604.1)	$6.0	$85.5	$6,969.8	$7,229.5
Issuance of common stock, common OP units, and other securities, net	—	2.7	0.1	361.6	—	—	31.4	393.1	393.1
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	—	—	(0.2)	—	—	—	(0.2)	(0.2)
Conversions	(0.2)	—	—	1.1	—	—	(0.9)	0.2	—
Sale of consolidated affiliates	(0.2)	—	—	—	—	—	—	—	(0.2)
Share-based compensation - amortization and forfeitures	—	—	—	9.9	0.1	—	—	10.0	10.0
Other comprehensive income / (loss)	—	—	—	—	—	27.9	(0.6)	27.3	27.3
Net income	4.7	—	—	—	292.0	—	8.5	300.5	305.2
Distributions	(2.3)	—	—	—	(119.7)	—	(3.3)	(123.0)	(125.3)
OP units accretion	1.6	—	—	—	(1.6)	—	—	(1.6)	—
Balance at September 30, 2024	$263.3	127.4	$1.3	$9,853.6	$(2,433.3)	$33.9	$120.6	$7,576.1	$7,839.4

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Operating Activities
Net cash provided by operating activities - continuing operations	$641.3	$550.0
Net cash provided by operating activities - discontinued operations	56.4	193.0
Net Cash Provided By Operating Activities	697.7	743.0
Investing Activities
Investment in properties	(327.9)	(343.5)
Acquisitions, net of cash acquired	(1.6)	(26.1)
Payments from deposit on acquisition	(5.0)	(2.5)
Proceeds from insurance	4.5	2.3
Proceeds from disposition of assets and depreciated homes, net	13.7	1.3
Proceeds related to disposition of properties	142.3	382.1
Issuance of notes and other receivables	(0.9)	(8.4)
Repayments of notes and other receivables	38.7	7.6
Investments in nonconsolidated affiliates	(0.7)	(13.8)
Distributions of capital from nonconsolidated affiliates	9.0	23.8
Net cash provided by / (used for) investing activities - continuing operations	(127.9)	22.8
Net cash provided by / (used for) investing activities - discontinued operations	5,511.9	(188.4)
Net Cash Provided By / (Used For) Investing Activities	5,384.0	(165.6)
Financing Activities
Issuance and costs of common stock, OP units and preferred OP units, net	(0.2)	361.0
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	(8.7)	(7.8)
Repurchases of common stock	(500.3)	—
Redemption of Series F preferred OP units	(2.0)	—
Borrowings on lines of credit	624.5	2,147.2
Payments on lines of credit	(2,106.5)	(3,028.6)
Proceeds from issuance of other debt	—	499.8
Payments on other debt	(2,025.6)	(136.1)
Distributions	(909.8)	(366.9)
Payments for deferred financing costs, net of prepaid return	(11.3)	(5.1)
Net capital transfer from consolidated affiliates	5,546.3	(6.2)
Net cash provided by / (used for) financing activities - continuing operations	606.4	(542.7)
Net cash provided by / (used for) financing activities - discontinued operations	(5,573.5)	3.8
Net Cash Used For Financing Activities	(4,967.1)	(538.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.5	0.6
Net change in cash, cash equivalents and restricted cash	1,116.1	39.1
Cash, cash equivalents and restricted cash, beginning of period	63.9	42.7
Cash, cash equivalents and restricted cash, end of period	1,180.0	81.8
Less: Cash, cash equivalents and restricted cash - discontinued operations	—	(17.2)
Cash, Cash Equivalents and Restricted Cash - Continuing Operations	$1,180.0	$64.6

	Nine Months Ended
	September 30, 2025	September 30, 2024
Supplemental Information
Cash paid for interest (net of capitalized interest of $2.9 and $6.8, respectively)	$203.6	$267.8
Cash paid for income taxes	$4.6	$3.0
Noncash Investing and Financing Activities
Reduction in secured borrowing balance	$5.5	$5.5
Change in distributions declared and outstanding	$8.9	$3.2
Conversion of common and preferred OP units	$3.5	$4.0
Reduction in note receivable balance in exchange for redemption of preferred OP units	$23.8	$—
Noncash Investing and Financing Activities at the Date of Acquisition
Acquisitions - Common stock and OP units issued	$—	$34.5

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

Real Estate Held for Sale and Discontinued Operations

In February 2025, we entered into a definitive agreement to sell Safe Harbor Marinas LLC ("Safe Harbor") for an aggregate purchase price of approximately $5.65 billion, subject to certain adjustments (the "Safe Harbor Sale"). In April 2025, we completed the initial closing of the Safe Harbor Sale. The subsequent closing of the transfer of subsidiaries owning 15 of Safe Harbor's properties (the "Delayed Consent Subsidiaries") with an aggregate agreed value of approximately $250.0 million was further subject to the receipt of certain third-party consents. On August 29, 2025, we completed the final closing of the Delayed Consent Subsidiaries and fully divested our investment in the Safe Harbor business. As a result, the results of the Marina business and assets and liabilities included in the disposition are presented as held for sale and as discontinued operations through the final transaction closing date. Certain reclassifications have been made to prior period financial statements and related notes in order to conform to current period presentation. Unless otherwise noted, the information disclosed in Note 3 through Note 20 refers only to our continuing operations and do not include discussion of balances or activity related to Safe Harbor, which is included within discontinued operations. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," for additional information related to Safe Harbor and the Safe Harbor Sale.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Assets Held for Sale and Discontinued Operations

In February 2025, we entered into an agreement to sell Safe Harbor, which represents a strategic shift in operations that is expected to have a major effect on our operations and financial results. Accordingly, the results of the Marina business and assets and liabilities included in the Safe Harbor Sale have been presented as discontinued operations through the final transaction closing date of August 29, 2025 under ASC 205-20, "Presentation of Financial Statements: Discontinued Operations."

During the three months ended June 30, 2025, we completed the initial closing of the Safe Harbor Sale, which generated pre-tax cash proceeds of approximately $5.25 billion, net of transaction costs. Subsequent to the initial closing through June 30, 2025, we completed the sale of six Delayed Consent Subsidiaries for $136.7 million. In connection with the closings of the Safe Harbor Sale and the six Delayed Consent Subsidiaries, we recorded a gain on sale of $1.4 billion within Income from discontinued operations, net during the three months ended June 30, 2025. During the three months ended September 30, 2025, we completed the sale of the remaining nine Delayed Consent Subsidiaries for $117.5 million and recorded a gain on sale of $15.4 million within Income from discontinued operations, net.

The proceeds and related gain from the closing of the Safe Harbor Sale may be adjusted in future periods based on provisions in the agreement that allow for adjustments for working capital amounts and other miscellaneous items subsequent to the final transaction closing date of August 29, 2025.

The following table sets forth a summary of assets and liabilities attributable to discontinued operations related to Safe Harbor (in millions):

	September 30, 2025	December 31, 2024
Assets
Land	$—	$1,049.5
Land improvements and buildings	—	2,401.9
Furniture, fixtures and equipment	—	369.2
Investment property	—	3,820.6
Accumulated depreciation	—	(512.6)
Investment property, net	—	3,308.0
Cash, cash equivalents and restricted cash	—	6.8
Notes and other receivables, net	—	53.9
Goodwill	—	541.7
Other intangible assets, net	—	236.4
Other assets, net	—	267.7
Total Assets	$—	$4,414.5
Liabilities
Advanced reservation deposits and rent	$—	$81.6
Accrued expenses and accounts payable	—	44.3
Other liabilities	—	161.0
Total Liabilities	$—	$286.9

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth a summary of the operating results of Safe Harbor included within Income from discontinued operations, net through the final transaction closing date (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues
Real property	$2.8	$131.9	$145.9	$347.1
Service, retail, dining, and entertainment	1.6	125.2	164.7	377.8
Interest, brokerage commissions and other, net	—	2.4	1.6	4.4
Total Revenues	4.4	259.5	312.2	729.3
Expenses
Property operating and maintenance	1.4	41.2	53.6	110.8
Real estate tax	—	5.6	7.9	16.6
Service, retail, dining and entertainment	1.5	120.8	155.4	354.2
General and administrative(1)	0.4	16.1	81.2	48.3
Interest expense	—	0.1	—	0.1
Catastrophic event-related charges, net	—	0.1	—	0.1
Business combination costs	—	0.2	0.2	0.4
Depreciation, amortization and loss on disposal of assets	0.2	48.3	36.3	142.4
Asset impairments	—	0.2	2.3	2.1
Total Expenses	3.5	232.6	336.9	675.0
Income / (Loss) Before Other Items	0.9	26.9	(24.7)	54.3
Gain on disposition of properties, net	15.4	—	1,460.4	—
Other income / (expense), net(2)	—	—	(14.8)	9.9
Income from discontinued operations, before income taxes	16.3	26.9	1,420.9	64.2
Current tax expense (see Note 14)	(1.7)	(0.1)	(2.3)	(0.5)
Income from discontinued operations, net	$14.6	$26.8	$1,418.6	$63.7
(1) Includes transaction costs of $63.1 million recognized during the nine months ended September 30, 2025 that were directly attributable to the Safe Harbor Sale, including legal and advisory fees, employee separation costs, and other expenses.
(2) During the three months ended March 31, 2025, we recorded a contingent consideration expense of $14.6 million related to a tax protection agreement that we entered into with former owners of certain Marina properties at the time of acquisition. The tax protection agreement stipulates that we indemnify those owners for certain tax obligations incurred related to the sale of certain Marina properties. As a result of the Safe Harbor Sale, we concluded that our tax liability to the former owners was probable of being realized and estimable. Refer to Note 17, "Fair Value Measurements" for additional information.

The following table presents depreciation, amortization, and capital expenditures attributable to discontinued operations related to Safe Harbor (in millions):

	Nine Months Ended
	September 30, 2025	September 30, 2024
Depreciation	$31.9	$126.6
Amortization	$4.4	$15.8
Capital Expenditures	$73.3	$146.3

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
3. Revenue

Our revenue consists of real property revenue at our MH, RV, and UK properties, revenue from home sales, ancillary revenue, interest income, and brokerage commissions and other revenue.

The following table disaggregates our revenue by major source and segment (in millions):

	Three Months Ended
	September 30, 2025				September 30, 2024
	MH	RV	UK	Consolidated	MH	RV	UK	Consolidated
Revenues
Real property	$254.7	$202.4	$60.6	$517.7	$240.4	$205.6	$56.2	$502.2
Home sales	32.0	5.7	57.9	95.6	37.7	9.3	58.3	105.3
Ancillary	1.6	39.0	20.2	60.8	1.5	40.4	19.1	61.0
Interest	11.5	5.6	0.2	17.3	3.7	1.6	—	5.3
Brokerage commissions and other, net	1.9	1.4	2.5	5.8	2.5	1.9	2.2	6.6
Total Revenues	$301.7	$254.1	$141.4	$697.2	$285.8	$258.8	$135.8	$680.4

	Nine Months Ended
	September 30, 2025				September 30, 2024
	MH	RV	UK	Consolidated	MH	RV	UK	Consolidated
Revenues
Real property	$754.0	$453.2	$145.1	$1,352.3	$718.0	$458.4	$138.9	$1,315.3
Home sales	88.7	19.6	154.6	262.9	113.6	24.4	143.7	281.7
Ancillary	5.6	68.8	41.0	115.4	6.0	71.5	37.4	114.9
Interest	25.6	12.3	0.3	38.2	10.2	4.5	0.3	15.0
Brokerage commissions and other, net	12.8	5.4	3.9	22.1	9.9	5.5	3.6	19.0
Total Revenues	$886.7	$559.3	$344.9	$1,790.9	$857.7	$564.3	$323.9	$1,745.9

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

4. Cash, Cash Equivalents and Restricted Cash

The following table summarizes the fair value of cash, cash equivalents and restricted cash by significant investment category, which approximates cost (in millions):

	September 30, 2025	December 31, 2024
Cash and Cash Equivalents
Cash and time deposits	$542.7	$47.9
Total cash and cash equivalents	$542.7	$47.9
Restricted Cash
Cash and time deposits	$637.3	$9.2
Total restricted cash	$637.3	$9.2
Total Cash, Cash Equivalents and Restricted Cash	$1,180.0	$57.1

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Restricted cash balances in the table above include $629.5 million as of September 30, 2025, generated from the Safe Harbor Sale and held in escrow accounts that have been designated to fund potential future MH and RV acquisitions in accordance with Section 1031 of the Internal Revenue Code ("1031 exchange transactions"). Restricted cash also includes utility deposits and amounts held in deposit for tax, insurance, and repair escrows held by lenders in accordance with certain debt agreements. Restricted cash is included in cash and cash equivalents in the reconciliation of the beginning of period and the end of period cash balance on the Consolidated Statements of Cash Flows. Refer to Note 21, "Subsequent Events," for 1031 exchange transaction activity subsequent to September 30, 2025.

5. Real Estate Acquisitions and Dispositions

2025 Development and Expansion Activities

We did not acquire any operating properties during the nine months ended September 30, 2025. Refer to Note 21, "Subsequent Events," for acquisitions that closed subsequent to September 30, 2025.

2025 Disposition Activity

The following dispositions of real estate properties for our continuing operations occurred during the nine months ended September 30, 2025 (in millions, except for *):

Property Name(1)	Segment	Number of Properties*	Total Sites*	State, Province, or Country	Month Disposed	Gross Sales Proceeds	Cash Consideration, net(2)	Loss on Disposition(3)
RV Portfolio(4)	RV	2	815	Various	January	$92.9	$92.6	$(0.2)
MH Portfolio	MH	3	136	FL	March	$27.8	$27.2	$(2.8)
Sun Retreats Millbrook	RV	1	394	IL	April	$3.5	$2.8	$(3.8)
(1) Pertains to our continuing operations. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," for additional details related to the Safe Harbor Sale, which is classified as a discontinued operation.
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

In September 2025, we sold one RV development land parcel in California for total consideration of $18.0 million and recorded a loss on sale of $0.1 million.

2024 Disposition Activity

The following dispositions of real estate properties for our continuing operations occurred during the nine months ended September 30, 2024 (in millions, except for *):

Property Name	Segment	Number of Properties*	Total Sites*	State, Province or Country	Month Disposed	Gross Sales Proceeds	Cash Consideration, net(1)	Gain Disposition(2)
Spanish Trails and Sundance	MH	2	533	AZ & FL	February	$48.5	$51.7	$6.2
Littondale	UK	1	114	UK	May	$5.9	$5.4	$2.2
Six Community MH Portfolio	MH	6	2,090	Various	July	$224.6	$150.7	$142.0
Lake Pointe Village	MH	1	361	FL	July	$38.0	$20.3	$16.0
Reserve at Fox Creek	MH	1	311	AZ	September	$38.0	$22.7	$22.2
(1) Cash consideration, net of settlement of the associated mortgage debt and other closing adjustments.
(2) Recorded in Gain / (loss) on dispositions of properties on the Consolidated Statements of Operations.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
6. Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in millions):

	September 30, 2025	December 31, 2024
Installment notes receivable on manufactured homes, net	$129.2	$93.9
Notes receivable from real estate developers and operators	92.4	148.5
Other receivables, net	246.8	187.7
Total Notes and Other Receivables, net	$468.4	$430.1

Installment Notes Receivable on Manufactured Homes

Installment notes receivable are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC 820, "Fair Value Measurements and Disclosures." The balances of installment notes receivable of $129.2 million (principal of installment notes receivable of $132.1 million less fair value adjustment of $2.9 million) and $93.9 million (principal of installment notes receivable of $95.2 million less fair value adjustment of $1.3 million) as of September 30, 2025 and December 31, 2024, respectively, are secured by manufactured homes. The notes represent financing to purchasers of manufactured homes located in our communities and require monthly principal and interest payments. The notes had a net weighted average interest rate (net of servicing costs) and maturity of 7.3% and 17.5 years as of September 30, 2025, and 6.4% and 18.6 years as of December 31, 2024, respectively. Refer to Note 17, "Fair Value Measurements," for additional details.

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

Notes Receivable from Real Estate Operators

The notes receivable from real estate operators at September 30, 2025 consist of a loan provided to a real estate operator to fund the Canadian RV Portfolio disposition (the "Canadian RV Note"). The balance on the Canadian RV Note was $43.8 million with a net weighted average interest rate and maturity of 5.0% and 1.2 years as of September 30, 2025, and was $42.4 million with a net weighted average interest rate and maturity of 5.0% and 2.0 years as of December 31, 2024.

Notes Receivable from Real Estate Developers

Other acquisition and construction loans provided to real estate developers total $48.6 million with a net weighted average interest rate and maturity of 8.7% and 0.4 years as of September 30, 2025, and total $106.1 million with a net weighted average interest rate and maturity of 8.0% and 1.9 years as of December 31, 2024. As of September 30, 2025 and December 31, 2024, the additional acquisition and construction loans provided to real estate developers had $11.6 million and $36.8 million of undrawn funds, respectively.

Other Receivables, net

Other receivables, net were comprised of amounts due from the following categories (in millions):

	September 30, 2025	December 31, 2024
Receivables from residents and customers(1)	$128.4	$62.2
Insurance receivables(2)	51.2	67.2
Home sale proceeds	28.4	24.5
Other receivables	38.8	33.8
Total Other Receivables, net	$246.8	$187.7
(1)Net of allowance for credit losses of $4.9 million and $5.6 million as of September 30, 2025 and December 31, 2024, respectively.
(2)Primarily consists of receivables from insurance providers related to Hurricanes Ian, Helene, and Milton. Refer to Note 18, "Commitments and Contingencies," for additional details.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
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

The following table sets forth certain information regarding collateralized receivables and the related secured borrowings (in millions, except interest rates and maturities):

	Collateralized Receivables		Secured Borrowings on Collateralized Receivables
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Gross Balance	$46.5	$52.0	$41.7	$47.3
Fair Value Adjustments	(1.1)	(0.8)	3.7	3.9
Carrying Balance	$45.4	$51.2	$45.4	$51.2
Net Weighted Average Interest Rates	8.5%	8.6%	8.5%	8.6%
Weighted Average Years to Maturity	12.6 years	13.2 years	12.6 years	13.2 years

The collateralized receivables earn interest income and the secured borrowings accrue interest expense in equal amounts. The amount of interest income and interest expense recognized during the three and nine months ended September 30, 2025 was $1.0 million and $3.0 million, respectively, and during the three and nine months ended September 30, 2024 was $1.1 million and $3.5 million, respectively. Refer to Note 17, "Fair Value Measurements," for additional details.

8. Other Intangible Assets

The gross carrying amounts and accumulated amortization of our intangible assets were as follows (in millions):

		September 30, 2025		December 31, 2024
Other Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	7 years	$138.4	$(130.5)	$138.8	$(126.4)
Trademarks and trade names	15 years	87.5	(21.1)	81.7	(15.4)
Customer relationships	4 years	1.9	(1.8)	1.8	(1.3)
Franchise agreements and other intangible assets	10 - 27 years	32.9	(11.0)	32.7	(10.0)
Total finite-lived assets		$260.7	$(164.4)	$255.0	$(153.1)
Indefinite-lived assets - Trademarks, trade names, and other	N/A	0.7	—	0.6	—
Total indefinite-lived assets		$0.7	$—	$0.6	$—
Total		$261.4	$(164.4)	$255.6	$(153.1)

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Amortization expenses related to our Other intangible assets were as follows (in millions):

	Three Months Ended		Nine Months Ended
Other Intangible Asset Amortization Expense	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
In-place leases	$1.4	$1.6	$4.3	$4.7
Trademarks and trade names	1.6	1.5	4.5	4.3
Customer relationships	0.2	0.2	0.4	0.4
Franchise fees and other intangible assets	0.2	0.2	0.6	0.6
Total	$3.4	$3.5	$9.8	$10.0

We anticipate amortization expense for Other intangible assets to be as follows for the next five years (in millions):

Other Intangible Asset Future Amortization Expense	Remainder 2025	2026	2027	2028	2029
In-place leases	$1.4	$3.7	$2.1	$0.8	$0.1
Trademarks and trade names	3.0	6.1	5.8	5.7	5.7
Customer relationships	0.2	—	—	—	—
Franchise agreements and other intangible assets	0.3	1.3	1.3	1.3	1.3
Total	$4.9	$11.1	$9.2	$7.8	$7.1

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

Sungenia Joint Venture ("Sungenia JV")
At September 30, 2025 and December 31, 2024, we had a 50.0% ownership interest in Sungenia JV, a joint venture formed between us and Ingenia to establish and grow a manufactured housing community development program in Australia.

GTSC LLC ("GTSC")
At September 30, 2025 and December 31, 2024, we had a 40.0% ownership interest in GTSC, which engages in acquiring, holding and selling loans secured, directly or indirectly, by manufactured homes located in our communities.

SV Lift, LLC ("SV Lift")
At September 30, 2025 and December 31, 2024, we had a 50.0% ownership interest in SV Lift, which owns, operates, and leases an aircraft.

The investment balance in each nonconsolidated affiliate was as follows (in millions):

Investment	September 30, 2025	December 31, 2024
Investment in Sungenia JV	$86.6	$75.1
Investment in GTSC	38.8	48.9
Investment in SV Lift	0.7	1.1
Total	$126.1	$125.1

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The income / (loss) from each nonconsolidated affiliate is as follows (in millions):

	Three Months Ended		Nine Months Ended
Income / (Loss) from Nonconsolidated Affiliates	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Sungenia JV equity income	$4.2	$1.7	$10.5	$4.9
GTSC equity income	0.4	0.6	1.7	2.5
SV Lift equity loss	(0.3)	(0.2)	(1.1)	(0.9)
Total Income from Nonconsolidated Affiliates	$4.3	$2.1	$11.1	$6.5

During the nine months ended September 30, 2025 and 2024, we received distributions of $10.7 million and $26.3 million, respectively, and made contributions of $0.7 million and $13.9 million, respectively, with our nonconsolidated affiliates.

10. Debt and Line of Credit

The following table sets forth certain information regarding debt, including premiums, discounts and deferred financing costs (in millions, except for statistical information):

	Carrying Amount		Weighted Average Years to Maturity		Weighted Average Interest Rates
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Secured Debt
Mortgage loans payable(1)	$2,440.4	$3,212.2	8.7	8.3	3.635%	3.991%
Secured borrowings on collateralized receivables(2)	45.4	51.2	12.6	13.2	8.542%	8.575%
Total Secured Debt	$2,485.8	$3,263.4
Unsecured Debt
Senior unsecured notes(3)	$1,785.9	$2,676.3	5.4	6.0	2.901%	3.778%
Line of credit	—	1,413.1	0.0	1.4	—%	4.744%
Total Unsecured Debt	$1,785.9	$4,089.4
Total Debt	$4,271.7	$7,352.8	7.4	6.2	3.380%	4.090%
(1) Balances at September 30, 2025 and December 31, 2024 include $10.0 million and $15.2 million of deferred financing costs, respectively.
(2) Balances at September 30, 2025 and December 31, 2024 include fair value adjustments of $3.7 million and $3.9 million, respectively.
(3) Balances at September 30, 2025 and December 31, 2024 include $4.3 million and $6.3 million of net debt discount, respectively, and $9.8 million and $17.4 million of deferred financing costs, respectively. Weighted average interest rates include the impact of hedge activity.

Secured Debt

Mortgage term loans

During the nine months ended September 30, 2025, we repaid the following mortgage term loans (in millions, except for statistical information):

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

During the nine months ended September 30, 2025 we did not enter into any mortgage term loans.

The mortgage term loans, which total $2.4 billion as of September 30, 2025, are secured by 110 properties representing approximately $1.8 billion of net book value.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Secured Borrowings on Collateralized Receivables

Refer to Note 7, "Collateralized Receivables and Transfers of Financial Assets," for information on secured borrowings on collateralized receivables.

Unsecured Debt

Senior Unsecured Notes

The following table sets forth certain information regarding our senior unsecured notes (in millions, except for statistical information). All senior unsecured notes include interest payments on a semi-annual basis in arrears and are recorded within the Unsecured debt line item on the Consolidated Balance Sheets.

		Carrying Amount
	Principal Amount	September 30, 2025	December 31, 2024
5.5% notes, issued in January 2024 and due in January 2029 (the "2029 Notes")	$500.0	$—	$496.2
5.7% notes, issued in January 2023 and due in January 2033 (the "2033 Notes")	400.0	—	396.1
4.2% notes, issued in April 2022 and due in April 2032	600.0	593.9	593.2
2.3% notes, issued in October 2021 and due in November 2028	450.0	447.9	447.4
2.7% notes, issued in June 2021 and October 2021, and due in July 2031	750.0	744.1	743.4
Total	$2,700.0	$1,785.9	$2,676.3

During the three months ended June 30, 2025, we redeemed the aggregate principal amount of $900.0 million on the 2029 Notes and the 2033 Notes using cash proceeds generated from the Safe Harbor Sale (the "2029 and 2033 Note Redemptions"). In accordance with the terms of each series of Notes, the redemption price was inclusive of a customary make-whole premium and accrued and unpaid interest. As a result, during the three months ended June 30, 2025, we recorded charges of $56.5 million to Loss on extinguishment of debt on the Consolidated Statements of Operations in connection with early extinguishment premiums on the 2029 and 2033 Note Redemptions. Refer to Note 16, "Derivative Financial Instruments," for cash flow hedge activity resulting from the redemptions.

New Credit Agreement

On September 17, 2025, we entered into a Credit Agreement (the "New Credit Agreement"), which replaced our previous $3.05 billion senior credit facility.

Pursuant to the New Credit Agreement, we may borrow up to $2.0 billion under a revolving loan (the "New Credit Facility"). The New Credit Agreement also permits, subject to the satisfaction of certain conditions, additional borrowings of $1.0 billion. The New Credit Facility's maturity date is January 31, 2030, and, at our option, may be extended for two additional six-month periods subject to the satisfaction of certain conditions.

The New Credit Facility offers various interest rates for borrowings under U.S. dollars (at the Alternate Base Rate ("ABR"), Term Secured Overnight Financing Rate ("SOFR"), and Daily Effective SOFR), euros (at the Adjusted Euro Interbank Offered Rate ("EURIBOR")), pound sterling (at the Daily Simple Sterling Overnight Index Average ("SONIA") Rate), Canadian dollars (at the Term Canadian Overnight Repo Rate Average ("CORRA") and the Daily Simple CORRA), and Australian dollars (at the Australian Bank Bill Swap Bid ("BBSY") Rate,) plus a margin, which can range from 0.725% to 1.40% for all interest rates except ABR loans, which can range from 0.000% to 0.400%. As of September 30, 2025, there were no borrowings under the New Credit Facility.

During the three months ended September 30, 2025, we recorded charges of $1.6 million to Loss on extinguishment of debt on the Consolidated Statements of Operations related to the write off of deferred financing costs in connection with the termination of our previous senior credit facility. As of September 30, 2025, we also recorded deferred financing costs of $11.4 million in connection with the New Credit Facility, which was recorded within Other assets, net on the Consolidated Balance Sheets.

The New Credit Facility provides us with the ability to issue up to $100.0 million of letters of credit. We had $10.3 million and $11.5 million of outstanding letters of credit at September 30, 2025 and December 31, 2024, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Covenants

The mortgage term loans, senior unsecured notes, and New Credit Facility are subject to various financial and other covenants. At September 30, 2025, we were in compliance with all financial covenants.

In addition, certain of our subsidiary borrowers own properties that secure loans. These subsidiaries are consolidated within our accompanying Consolidated Financial Statements, however, each of these subsidiaries' assets and credit are not available to satisfy our debts and other obligations, or any of our other subsidiaries or any other person or entity.

Interest Capitalized

We capitalize interest during the construction and development of our communities. Capitalized interest costs associated with construction and development activities during the three and nine months ended September 30, 2025 were $0.2 million and $2.9 million, respectively, and during the three and nine months ended September 30, 2024 were $1.9 million and $6.8 million, respectively.

11. Equity and Temporary Equity

Temporary Equity

Temporary equity includes preferred securities that are redeemable for cash at the holder's option or upon the occurrence of an event that is not solely within our control based on a fixed or determinable price and other redeemable equity interests. These securities are not mandatorily redeemable for cash nor do they contain a fixed maturity date. The following table sets forth the various series of redeemable preferred OP units and other redeemable equity interests that were outstanding as of September 30, 2025 and December 31, 2024, and the related terms, and summarizes the balance included within Temporary Equity on our Consolidated Balance Sheets (in millions, except for statistical information):

Description	OP Units Outstanding	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption(3)	Redemption Period	Carrying Amount
	September 30, 2025					September 30, 2025	December 31, 2024
Series D preferred OP units	488,958	0.8000	4.0%	Holder's Option	Any time	$51.4	$47.5
Series F preferred OP units	70,000	0.6250	3.0%	Holder's Option	Any time	7.5	8.7
Series G preferred OP units	4,898	0.6452	3.2%	Holder's Option	Any time after earlier of September 30, 2025 or death of holder	3.4	19.8
Series H preferred OP units	580,464	0.6098	3.0%	Holder's Option	Any time after earlier of October 30, 2025 or death of holder	60.4	55.4
Series J preferred OP units	236,000	0.6061	2.85%	Holder's Option	During the 30-day period following a change of control of the Company or any time after April 21, 2026	24.0	22.4
Series K preferred OP units	1,000,000	0.5882	4.0%	Holder's Option	Within 60 days after March 23, 2028	98.2	94.1
Other redeemable equity interests(4)	N/A	N/A	N/A	N/A	N/A	11.3	11.9
Total	2,380,320					$256.2	$259.8
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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Permanent Equity

Universal Shelf Registration Statement

We have filed a universal shelf registration statement on Form S-3 with the SEC, which provides for the registration of unspecified amounts of equity and debt securities. The authorized number of shares of our capital stock is 380,000,000 shares, of which 360,000,000 shares are common stock and 20,000,000 shares are preferred stock. As of September 30, 2025, we had 123,608,071 shares of common stock issued and outstanding and no shares of preferred stock were issued and outstanding.

At the Market Offering Sales Agreement

We have entered into an At the Market Offering Sales Agreement (the "ATM") with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock. Through September 30, 2025, we had entered into and settled forward sales agreements under the ATM for an aggregate gross sales price of $524.8 million, leaving $725.2 million available for sale under the ATM.

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

We account for stock repurchases in accordance with ASC 505, "Equity," by allocating the repurchase price to Common Stock, Additional paid-in-capital, and Distributions in excess of accumulated earnings on the Consolidated Balance Sheets. Under Maryland corporate law, our state of incorporation, there is no concept of treasury shares. As a result, all repurchased shares are retired and returned to the status of authorized but unissued shares upon settlement. Through September 30, 2025, we repurchased and retired 4.0 million shares of our outstanding common stock for $500.3 million. As of September 30, 2025, we had $499.7 million remaining authorized for purchase under this program.

Accumulated Other Comprehensive Income

AOCI attributable to SUI common shareholders is separately presented on our Consolidated Balance Sheets as a component of total SUI shareholders' equity. Other Comprehensive Income ("OCI") attributable to noncontrolling interests is allocated to, and included within, Noncontrolling interests on our Consolidated Balance Sheets. Refer to the Consolidated Statements of Comprehensive Income / (Loss) for complete details related to OCI activity in the reporting period.

AOCI attributable to SUI common shareholders consisted of the following, net of tax (in millions):

	September 30, 2025	December 31, 2024
Net foreign currency translation income / (loss)	$7.1	$(44.1)
Accumulated net gain on derivatives	18.8	36.2
Accumulated other comprehensive income / (loss)	$25.9	$(7.9)

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Noncontrolling Interests - Common and Preferred OP Units

The following table summarizes the common and preferred OP units included within Noncontrolling interests on our Consolidated Balance Sheets (in millions, except for units and statistical information):

Description	OP Units Outstanding	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption	Redemption Period	Carrying Amount
	September 30, 2025					September 30, 2025	December 31, 2024
Common OP units	2,797,150	1.0000	Same distribution rate for common stock	N/A	N/A	$76.1	$71.5
Series A-1 preferred OP units	169,913	2.4390	6.0%	N/A	N/A	12.1	9.2
Series A-3 preferred OP units	40,268	1.8605	4.5%	N/A	N/A	2.9	2.3
Series C preferred OP units	292,436	1.1100	5.0%	N/A	N/A	21.3	19.5
Series E preferred OP units	80,000	0.6897	5.5%	N/A	N/A	6.2	6.0
Series L preferred OP units	20,000	0.6250	3.5%	N/A	N/A	2.0	1.9
Total	3,399,767					$120.6	$110.4
(1) Exchange rates are subject to adjustment upon stock splits, recapitalizations and similar events. The exchange rates of certain series of OP units are approximated to four decimal places.
(2) Distributions are payable on the issue price of each OP unit which is $100.00 per unit for all these preferred OP units.

Conversions

Conversions to Common Stock and Common OP Units - Subject to certain limitations, holders can convert certain series of OP units to shares of our common stock and to common OP units at any time. Below is the activity of conversions during the nine months ended September 30, 2025 and 2024:

		Nine Months Ended
		September 30, 2025		September 30, 2024
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)	Units / Shares Converted	Common Stock(1)
Common OP units	1.0000	108,720	108,720	80,096	80,096
Series A-1 preferred OP units	2.4390	6,884	16,788	24,563	59,900
Series C preferred OP units	1.1100	4,309	4,782	9,103	10,104
Series G preferred OP units	0.6452	—	—	4,898	3,160
Series H preferred OP units	0.6098	765	465	9	5
Series J preferred OP units	0.6061	—	—	2,000	1,212
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.

Distributions

Distributions declared for the nine months ended September 30, 2025 were as follows:

Common Stock, Common OP units and Restricted Stock Distributions	Record Date	Payment Date	Distribution Per Share	Total Distribution (in millions)
March 31, 2025	3/31/2025	4/15/2025	$0.94	$122.6
May 14, 2025 Special Distribution(1)	5/14/2025	5/22/2025	$4.00	$521.3
June 30, 2025	6/30/2025	7/15/2025	$1.04	$133.8
September 30, 2025	9/30/2025	10/15/2025	$1.04	$131.5
(1) In connection with the closing of the Safe Harbor Sale, our Board of Directors authorized a one-time special cash distribution of $4.00 per common share and common unit.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

12. Share-Based Compensation

As of September 30, 2025, we had two share-based compensation plans: the Sun Communities, Inc. 2015 Equity Incentive Plan (as amended, the "2015 Equity Incentive Plan") and the First Amended and Restated 2004 Non-Employee Director Option Plan (as amended, the "2004 Non-Employee Director Option Plan"). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future. Time based awards for directors generally vest over three years. Time based awards for key employees and executives generally vest over five years. Market condition awards for executives generally vest after three years.

During the nine months ended September 30, 2025 and 2024, shares were granted as follows:

Grant Period	Type	Plan	Shares Granted	Grant Date Fair Value Per Share		Vesting Type
2025	Key Employees	2015 Equity Incentive Plan	156,101	$132.36	(1)	Time Based
2025	Executive Officers	2015 Equity Incentive Plan	87,913	$128.76	(1)	Time Based
2025	Executive Officers	2015 Equity Incentive Plan	87,000	$106.62	(2)	Market Condition	(3)
2025	Directors	2004 Non-Employee Director Option Plan	14,000	$122.78	(1)	Time Based
2024	Key Employees	2015 Equity Incentive Plan	205,540	$132.10	(1)	Time Based
2024	Executive Officers	2015 Equity Incentive Plan	31,800	$132.13	(1)	Time Based
2024	Executive Officers	2015 Equity Incentive Plan	41,400	$98.14	(2)	Market Condition	(3)
2024	Directors	2004 Non-Employee Director Option Plan	20,000	$129.47	(1)	Time Based
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

Refer to Note 21, "Subsequent Events," for restricted share activity subsequent to September 30, 2025. The vesting requirements for 189,679 and 198,244 restricted shares granted to our executives, directors, and employees were satisfied during the nine months ended September 30, 2025 and 2024, respectively.

We recognized the following share-based compensation costs for our continuing operations (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Share-based compensation - expensed(1)	$8.9	$6.7	$26.4	$23.4
(1) Recorded within General and administrative expense on the Consolidated Statements of Operations.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

13. Segment Reporting

ASC 280, "Segment Reporting," establishes standards for the way that business enterprises report information about operating segments in their financial statements.

As described in Note 1, "Basis of Presentation," effective March 31, 2025, we revised our reporting structure from four segments to three segments as a result of the Safe Harbor Sale, consisting of (i) MH communities, (ii) RV communities, and (iii) the UK. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," for additional details regarding discontinued operations. Beginning with the three months ended March 31, 2025, we report our financial results consistent with our realigned operating segments and have recast prior period amounts to conform to the way we internally manage our business and monitor segment performance.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

A presentation of segment financial information is summarized as follows (in millions):

	Three Months Ended
	September 30, 2025				September 30, 2024
	MH	RV	UK	Total	MH	RV	UK	Total
Revenue
Income from real property	$254.6	$96.2	$33.4		$240.2	$91.5	$32.4
Income from real property - transient	0.1	106.2	27.2		0.2	114.1	23.8
Home sales	32.0	5.7	57.9		37.7	9.3	58.3
Ancillary	1.6	39.0	20.2		1.5	40.4	19.1
Total Functional Revenue	$288.3	$247.1	$138.7	$674.1	$279.6	$255.3	$133.6	$668.5
Expenses
Payroll - Real property	14.3	28.1	8.9		14.9	30.3	8.7
Utilities - Real property	25.6	23.8	7.6		24.5	23.1	7.3
Legal, taxes, and insurance - Real property	8.9	3.4	0.3		7.6	3.0	0.3
Supplies and repairs - Real property	12.9	10.1	3.4		13.0	11.0	4.3
Other expenses - Real property	1.8	14.4	5.3		4.6	14.8	4.8
Real estate taxes - Real property	19.4	7.1	2.2		17.5	6.4	2.0
Home sales - Cost of sales			33.9				30.4
Ancillary - Cost of goods sold			6.6				7.5
Other segment items(1)	27.1	25.4	16.8		34.6	29.5	14.8
Total NOI	$178.3	$134.8	$53.7	$366.8	$162.9	$137.2	$53.5	$353.6

Adjustments to arrive at net income
Interest income				17.3				5.3
Brokerage commissions and other revenues, net				5.8				6.6
General and administrative expense				(55.8)				(58.7)
Catastrophic event-related charges, net				(0.8)				(0.8)
Depreciation and amortization				(126.2)				(124.1)
Asset impairments				(165.9)				—
Loss on extinguishment of debt				(1.6)				(0.8)
Interest expense				(41.5)				(87.6)
Loss on foreign currency exchanges				(22.6)				(4.5)
Gain / (loss) on dispositions of properties				(1.3)				178.7
Other income / (expense), net				19.1				(0.8)
Gain on remeasurement of notes receivable				—				0.1
Income from nonconsolidated affiliates				4.3				2.1
Gain on remeasurement of investment in nonconsolidated affiliates				0.4				1.2
Current tax benefit / (expense)				(3.8)				1.0
Deferred tax benefit				2.1				7.1
Net Income / (Loss) from Continuing Operations				(3.7)				278.4
Income from discontinued operations, net				14.6				26.8
Net Income				10.9				305.2
Less: Preferred return to preferred OP units / equity interests				3.2				3.2
Less: Income attributable to noncontrolling interests				(0.8)				13.3
Net Income Attributable to SUI Common Shareholders				$8.5				$288.7
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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended
	September 30, 2025				September 30, 2024
	MH	RV	UK	Total	MH	RV	UK	Total
Revenue
Income from real property	$753.2	$255.5	$98.2		$717.1	$242.1	$98.9
Income from real property - transient	0.8	197.7	46.9		0.9	216.3	40.0
Home sales	88.7	19.6	154.6		113.6	24.4	143.7
Ancillary	5.6	68.8	41.0		6.0	71.5	37.4
Total Functional Revenue	$848.3	$541.6	$340.7	$1,730.6	$837.6	$554.3	$320.0	$1,711.9
Expenses
Payroll - Real property	43.8	70.7	23.5		44.5	73.5	22.9
Utilities - Real property	74.0	57.0	23.6		69.9	54.4	22.6
Legal, taxes, and insurance - Real property	24.4	9.8	1.0		25.5	10.5	1.0
Supplies and repairs - Real property	34.3	25.2	14.7		33.5	24.3	13.4
Other expenses - Real property	8.3	35.9	11.8		10.7	33.7	10.6
Real estate taxes - Real property	56.3	21.5	6.3		52.4	19.6	5.6
Home sales - Cost of sales			92.8				78.4
Ancillary - Cost of goods sold			13.9				14.6
Other segment items(1)	80.1	58.7	42.6		100.1	63.2	37.6
Total NOI	$527.1	$262.8	$110.5	$900.4	$501.0	$275.1	$113.3	$889.4
Adjustments to arrive at net income
Interest income				38.2				15.0
Brokerage commissions and other revenues, net				22.1				19.0
General and administrative expense				(174.0)				(170.3)
Catastrophic event-related charges, net				(1.1)				(10.3)
Depreciation and amortization				(377.3)				(368.1)
Asset impairments				(356.0)				(30.4)
Loss on extinguishment of debt				(104.0)				(1.4)
Interest expense				(181.8)				(267.1)
Gain / (loss) on foreign currency exchanges				25.5				(6.2)
Gain / (loss) on dispositions of properties				(3.7)				186.6
Other income / (expense), net				56.7				(4.3)
Loss on remeasurement of notes receivable				(1.6)				(1.0)
Income from nonconsolidated affiliates				11.1				6.5
Gain / (loss) on remeasurement of marketable securities				(1.1)				6.5
Current tax expense				(11.8)				(6.0)
Deferred tax benefit				39.4				16.5
Net Income / (Loss) from Continuing Operations				(119.0)				274.4
Income from discontinued operations, net				1,418.6				63.7
Net Income				1,299.6				338.1
Less: Preferred return to preferred OP units / equity interests				9.5				9.6
Less: Income attributable to noncontrolling interests				50.8				15.1
Net Income Attributable to SUI Common Shareholders				$1,239.3				$313.4
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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	September 30, 2025				December 31, 2024
	MH	RV	UK	Consolidated	MH	RV	UK	Consolidated
Identifiable Assets
Investment property, net	$4,982.2	$3,199.7	$2,304.0	$10,485.9	$5,114.7	$3,505.8	$2,244.6	$10,865.1
Cash, cash equivalents and restricted cash	759.8	394.4	25.8	1,180.0	32.3	16.7	8.1	57.1
Inventory of manufactured homes	67.8	24.7	62.6	155.1	52.4	15.3	62.1	129.8
Notes and other receivables, net	254.7	74.6	139.1	468.4	233.4	121.4	75.3	430.1
Collateralized receivables, net	45.4	—	—	45.4	51.2	—	—	51.2
Goodwill	—	9.5	—	9.5	—	9.5	—	9.5
Other intangible assets, net	6.1	24.4	66.5	97.0	9.5	26.3	66.7	102.5
Other assets, net	270.0	36.5	52.5	359.0	261.1	37.0	144.3	442.4
Assets held for sale & discontinued operations, net	—	—	—	—	—	47.2	—	4,461.7
Total Assets	$6,386.0	$3,763.8	$2,650.5	$12,800.3	$5,754.6	$3,779.2	$2,601.1	$16,549.4

	September 30, 2025	% of Total	December 31, 2024	% of Total
North America(1)	$10,149.8	79.3%	$13,948.3	84.3%
United Kingdom	2,650.5	20.7%	2,601.1	15.7%
Total Assets	$12,800.3	100.0%	$16,549.4	100.0%
(1)Includes $4.4 billion of total assets from discontinued operations as of December 31, 2024. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," for additional information.

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

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation, which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT during the three and nine months ended September 30, 2025.

As a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on the ordinary taxable income we distribute to our shareholders as dividends. If we fail to qualify as a REIT in any taxable year, our taxable income could be subject to U.S. federal income tax at regular corporate rates. Even if we qualify as a REIT, we may be subject to certain state and local income taxes, as well as U.S. federal income and excise taxes on our undistributed income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state, and local income taxes. However, we have a valuation allowance on our taxable REIT subsidiaries' deferred tax assets. During the three months ended June 30, 2025, we released a valuation allowance of $17.7 million to partially offset the Safe Harbor Marina gain on sale. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," for additional details related to the Safe Harbor Sale. We are also subject to local income taxes in Canada and the United Kingdom due to certain properties located in those jurisdictions. We do not provide for withholding taxes on our undistributed earnings from our Canadian subsidiaries as they are reinvested and will continue to be reinvested indefinitely outside of the U.S. As currently structured, we are not subject to United Kingdom withholding taxes on distributions from our United Kingdom properties. We also may be subject to Australian withholding taxes on dividends from our Australian subsidiaries.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Computations of basic and diluted EPS were as follows (in millions, except for per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator for basic EPS
Net income / (loss) from continuing operations	$(3.7)	$278.4	$(119.0)	$274.4
Preferred return to preferred OP units equity interests	(3.2)	(3.2)	(9.5)	(9.6)
Income / (loss) attributable to noncontrolling interests	0.8	(13.3)	(50.8)	(15.1)
Net income / (loss) from continuing operations attributable to SUI common shareholders	(6.1)	261.9	(179.3)	249.7
Less: allocation to restricted stock awards	—	2.0	7.0	2.0
Basic earnings - net income / (loss) from continuing operations after allocation to restricted stock awards	(6.1)	259.9	(186.3)	247.7
Basic earnings - net income from discontinued operations	14.6	26.8	1,418.6	63.7
Basic earnings - net income attributable to common shareholders after allocation to restricted stock awards	$8.5	$286.7	$1,232.3	$311.4

Numerator for diluted EPS
Basic earnings - net income / (loss) from continuing operations after allocation to restricted stock awards	$(6.1)	$259.9	$(186.3)	$247.7
Add: allocation to common and preferred OP units dilutive effect	—	—	—	6.6
Diluted net income / (loss) from continuing operations attributable to SUI common shareholders	(6.1)	259.9	(186.3)	254.3
Diluted net income from discontinued operations	14.6	26.8	1,418.6	63.7
Diluted earnings - net income attributable to common shareholders after allocation to common and preferred OP units(1)	$8.5	$286.7	$1,232.3	$318.0

Denominator
Weighted average common shares outstanding	123.9	124.0	125.6	123.8
Add: dilutive restricted stock	0.2	—	—	—
Add: common and preferred OP units dilutive effect	—	—	—	2.7
Diluted weighted average common shares and securities(1)	124.1	124.0	125.6	126.5

EPS Available to Common Shareholders After Allocation
Basic earnings / (loss) per share from continuing operations	$(0.05)	$2.09	$(1.48)	$2.01
Basic earnings per share from discontinued operations	0.12	0.22	11.29	0.51
Basic earnings per share	$0.07	$2.31	$9.81	$2.52

Diluted earnings / (loss) per share from continuing operations	$(0.05)	$2.09	$(1.48)	$2.01
Diluted earnings per share from discontinued operations	0.12	0.22	11.29	0.50
Diluted earnings per share(1)	$0.07	$2.31	$9.81	$2.51
(1) For the three months ended September 30, 2025, diluted earnings per share was calculated using the treasury stock method for restricted common shares as the application of this method resulted in a more diluted earnings per share during this period. For the nine months ended September 30, 2025 and 2024, and the three months ended September 30, 2024, diluted earnings per share was calculated using the two-class stock method for restricted common shares as the application of this method resulted in a more diluted earnings per share during those periods.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We have excluded certain potentially dilutive securities from the computation of diluted EPS because the inclusion of those securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computations of diluted EPS as of September 30, 2025 and 2024 (in thousands):

	As of
	September 30, 2025	September 30, 2024
Common OP units	2,797	2,922
A-1 preferred OP units	170	178
A-3 preferred OP units	40	40
Series C preferred OP units	292	297
Series D preferred OP units	489	489
Series E preferred OP units	80	80
Series F preferred OP units	70	90
Series G preferred OP units	5	206
Series H preferred OP units	581	581
Series J preferred OP units	236	236
Series K preferred OP units	1,000	1,000
Series L preferred OP units	20	20
Redemption rights - Series G preferred OP units(1)	201	N/A
Total Securities	5,981	6,139
(1)In January 2025, we issued a redemption right to repurchase Series G preferred OP units to a real estate developer as part of a non-monetary transaction. The redemption right was antidilutive during the three and nine months ended September 30, 2025.

16. Derivative Financial Instruments

We utilize treasury rate lock contracts, interest rate swaps, and forward swaps for interest rate risk management purposes. We have also periodically entered into forward swaps to hedge foreign currency exchange risk exposures. We do not enter into derivative instruments for speculative purposes. As of September 30, 2025 and December 31, 2024, we held 5 and 11 derivative contracts, respectively, which have each been designated as cash flow hedges under ASC 815, "Derivatives and Hedging." The risk being hedged is the interest rate risk related to forecasted debt issuance transactions, and the benchmark interest rates used is the SOFR Rate. The unrealized gains or losses on the derivative instruments are recorded in AOCI and are reclassified to Interest expense on the Consolidated Statements of Operations during the same period in which the hedged transaction affects earnings. We estimate that $3.5 million will be reclassified as a reduction to Interest expense over the next 12 months for all of our outstanding cash flow hedges.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts (in millions):

	September 30, 2025			December 31, 2024
Derivatives Designated as Cash Flow Hedges	Notional	Fair Value of Assets(1)	Fair Value of Liabilities(2)	Notional	Fair Value of Assets(1)	Fair Value of Liabilities(2)
Interest rate derivatives	$150.0	$0.6	$1.6	$927.6	$6.3	$1.3
(1)Included within Other assets, net on the Consolidated Balance Sheets.
(2)Included within Other liabilities on the Consolidated Balance Sheets.

Refer to Note 17, "Fair Value Measurements," for additional information related to the fair value methodology used for derivative financial instruments.

The following table presents the gains / (losses) on derivatives in cash flow hedging relationships recognized in OCI (in millions):

	Three Months Ended		Nine Months Ended
Derivatives Designated as Cash Flow Hedges	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest rate derivatives	$(0.3)	$(9.7)	$(3.9)	$1.7

The following table presents the amount of gains on derivative instruments reclassified from AOCI into earnings (in millions):

Derivatives Designated as Cash Flow Hedges	Financial Statement Classification	Three Months Ended		Nine Months Ended
		September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest rate derivatives	Interest expense / Other income / (expense), net	$0.9	$4.9	$14.2	$14.8

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

Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical, or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets or can be corroborated by observable market data; and

Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The unobservable inputs reflect our assumptions about the assumptions that market participants would use.

The carrying values of cash, cash equivalents, and restricted cash, other receivables, and accounts payable approximate their fair market values since their maturities are less than one year. These financial instruments are classified as Level 1 in the hierarchy and are excluded from the table below.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Assets by Hierarchy Level

The table below sets forth our financial assets and liabilities (in millions) that required disclosure of fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

		September 30, 2025		December 31, 2024
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Installment notes receivable on manufactured homes, net	3	$129.2	$129.2	$93.9	$93.9
Notes receivable from real estate developers and operators	3	92.4	92.4	148.5	148.5
Collateralized receivables, net	3	45.4	45.4	51.2	51.2
Derivative assets	2	0.6	0.6	6.3	6.3
Total Assets Measured at Fair Value		$267.6	$267.6	$299.9	$299.9
Financial Liabilities
Mortgage loans payable	2	$2,440.4	$2,232.9	$3,212.2	$2,952.4
Secured borrowings on collateralized receivables	3	45.4	45.4	51.2	51.2
Total secured debt		2,485.8	2,278.3	3,263.4	3,003.6
Unsecured debt
Senior unsecured notes	2	1,785.9	1,667.4	2,676.3	2,476.8
Line of credit	2	—	—	1,413.1	1,413.1
Total unsecured debt		1,785.9	1,667.4	4,089.4	3,889.9
Derivative liabilities	2	1.6	1.6	1.3	1.3
Other financial liabilities (contingent consideration)	3	9.6	9.6	11.3	11.3
Total Liabilities Measured at Fair Value		$4,282.9	$3,956.9	$7,365.4	$6,906.1

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

Level 3 Reconciliation, Measurements, and Transfers

We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. Availability of secondary market activity and consistency of pricing from third-party sources impacts our ability to classify securities as Level 2 or Level 3. There were no transfers into or out of Level 3 during the nine months ended September 30, 2025.

The following tables summarize changes to our financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended
	September 30, 2025				September 30, 2024
Assets	Installment Notes Receivable on MH, net	Notes Receivable From Real Estate Developers and Operators	Collateralized Receivables, net		Installment Notes Receivable on MH, net		Notes Receivable From Real Estate Developers and Operators	Collateralized Receivables, net
Level 3 beginning balance at June 30, 2025 and 2024	$116.3	$93.1	$46.6		$54.5		$131.3	$54.3
Realized gains	—	—	0.2	(2)	0.1	(1)	—	0.5	(2)
Purchases and issuances	15.3	1.6	—		22.2		8.5	—
Sales and settlements	(2.4)	(1.6)	(0.9)		(1.3)		(0.9)	(2.0)
Dispositions of properties	—	—	(0.5)		(1.8)		—	—
Foreign currency exchange gains	—	(0.8)	—		—		0.1	—
Other adjustments	—	0.1	—		—		0.1	—
Level 3 ending balance at September 30, 2025 and 2024	$129.2	$92.4	$45.4		$73.7		$139.1	$52.8
(1) Recorded within Gain / (loss) on remeasurement of notes receivable on the Consolidated Statements of Operations.
(2) Recorded within Other income / (expense), net on the Consolidated Statements of Operations.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended
	September 30, 2025					September 30, 2024
Assets	Installment Notes Receivable on MH, net		Notes Receivable From Real Estate Developers and Operators	Collateralized Receivables, net		Installment Notes Receivable on MH, net		Notes Receivable From Real Estate Developers and Operators		Collateralized Receivables, net
Level 3 beginning balance at December 31, 2024 and 2023	$93.9		$148.5	$51.2		$19.6		$134.5		$56.2
Realized gains / (losses)	(1.6)	(1)	—	(0.3)	(2)	(0.2)	(1)	(0.8)	(1)	2.1	(2)
Purchases and issuances	43.0		5.7	—		59.5		17.7		—
Sales and settlements	(6.1)		(63.3)	(4.0)		(3.2)		(12.4)		(5.5)
Dispositions of properties	—		—	(1.5)		(2.0)		—		—
Foreign currency exchange gains	—		1.4	—		—		—		—
Other adjustments(3)	—		0.1	—		—		0.1		—
Level 3 ending balance at September 30, 2025 and 2024	$129.2		$92.4	$45.4		$73.7		$139.1		$52.8
(1) Recorded within Gain / (loss) on remeasurement of notes receivable on the Consolidated Statements of Operations.
(2) Recorded within Other income / (expense), net on the Consolidated Statements of Operations.

	Three Months Ended
	September 30, 2025		September 30, 2024
Liabilities	Secured Borrowing on Collateralized Receivables	Contingent Consideration	Secured Borrowing on Collateralized Receivables	Contingent Consideration
Level 3 beginning balance June 30, 2025 and 2024	$46.6	$—	$54.3	$11.3
Realized losses(1)	0.2	—	—	—
Purchases and issuances	—	—	0.5	—
Sales and settlements	(1.4)	(5.0)	(2.0)	—
Dispositions of properties	—	—	—	—
Other adjustments	—	14.6	—	—
Level 3 ending balance at September 30, 2025 and 2024	$45.4	$9.6	$52.8	$11.3
(1) Recorded within Other income / (expense), net on the Consolidated Statements of Operations.

	Nine Months Ended
	September 30, 2025		September 30, 2024
Liabilities	Secured Borrowing on Collateralized Receivables	Contingent Consideration	Secured Borrowing on Collateralized Receivables	Contingent Consideration
Level 3 beginning balance December 31, 2024 and 2023	$51.2	$11.3	$55.8	$11.3
Realized (gains) / losses(1)	(0.3)	—	2.1	—
Purchases and issuances	—	—	0.4	—
Sales and settlements	(5.5)	(14.0)	(5.5)	—
Dispositions of properties	—	(2.3)	—
Other adjustments	—	14.6	—	—
Level 3 ending balance at September 30, 2025 and 2024	$45.4	$9.6	$52.8	$11.3
(1) Recorded within Other income / (expense), net on the Consolidated Statements of Operations.

During the three months ended March 31, 2025, we recorded a contingent consideration expense of $14.6 million related to a tax protection agreement that we entered into with former owners of certain Marina properties at the time of acquisition. During the three months ended September 30, 2025, we disbursed settlement payments of $5.0 million to former owners, with a remaining liability balance of $9.6 million as of September 30, 2025. Refer to Note 2, "Assets Held for Sale and Discontinued Operations" for additional information.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Fair Value Measurements on a Nonrecurring Basis

As of September 30, 2025, assets measured at fair value on a non-recurring basis consisted of real estate assets that have been written down to an estimated fair value for impairment purposes. We review the carrying value of long-lived assets to be held for use for impairment quarterly or whenever events or changes in circumstances indicate a possible impairment. During the nine months ended September 30, 2025, due to a contemplated change in strategic plan for certain assets, as well as a reduction in projected future cash flows and deteriorating NOI trends for certain other assets, we recognized the following asset impairment charges (in millions, except for number of properties):

Period	Fair Value Level		Number of Properties	Segment	Asset Impairment Charges(1)		Aggregate Estimated Fair Value
Three months ended September 30, 2025	3	(2)	6	RV	$165.0		$22.9
Three months ended June 30, 2025	3	(3)	3	UK	$132.7	(4)	$8.9
Three months ended June 30, 2025	3	(3)	3	RV	$32.2		$86.4
Three months ended March 31, 2025	3	(5)	7	MH / RV	$20.5		$93.4
(1) Recorded in Asset impairments on the Consolidated Statements of Operations.
(2) The non-recurring fair value measurement was driven by a reduction in projected future cash flows and deteriorating NOI trends for the impaired properties and was determined using an income and market approach. The analysis was based upon market conditions, expectations for future growth and comparable transactions, and utilized unobservable quantitative inputs, including capitalization rates ranging from 9.5% to 10.0% and discount rates ranging from 11.0% to 13.0%.
(3) The non-recurring fair value measurement was driven by our contemplated change in strategic plan for the properties and was determined using an income approach. The fair value methodology included a probability weighted holding period and estimated sale price for the assets based on current market conditions and comparable transactions in the applicable geographic location.
(4) Recorded a deferred tax benefit of $29.5 million in conjunction with the impairment.
(5) The fair value measurement was driven by pre-construction development costs and determined by estimating discounted cash flows based on the expectation that the development projects are no longer probable of being realized.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available as of September 30, 2025. As such, our estimates of fair value could differ significantly from the actual carrying value.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Catastrophic Event-Related Charges

Hurricanes Helene and Milton - In September and October 2024, Hurricane Helene and Hurricane Milton, respectively, made landfall in Florida and subsequently impacted several of our properties in the Southeastern and Mid-Atlantic region of the U.S. Estimated property insurance recoveries, excluding business interruption recoveries, of $39.5 million related to Hurricane Helene and Hurricane Milton, were recorded in Notes and other receivables, net, on the Consolidated Balance Sheets as of September 30, 2025. The table below sets forth changes in estimated property insurance recoveries, excluding business interruption recoveries (in millions):

Nine Months Ended September 30, 2025
Total estimated insurance receivable - December 31, 2024	$16.7
Change in estimated property insurance recoveries	33.4
Proceeds received from insurer	(10.6)
Total estimated insurance receivable - September 30, 2025	$39.5

Hurricane Ian - In September 2022, Hurricane Ian primarily affected three RV properties in the Fort Myers area, comprising approximately 2,500 sites. We maintain property, casualty, flood, and business interruption insurance for our community portfolio, subject to customary deductibles and limits.

Estimated property insurance recoveries of $11.3 million related to Hurricane Ian, were recorded in Notes and other receivables, net, on the Consolidated Balance Sheets as of September 30, 2025. The table below sets forth changes in estimated property insurance recoveries, excluding business interruption recoveries (in millions):

Nine Months Ended September 30, 2025
Total estimated insurance receivable - December 31, 2024	$49.2
Change in estimated property insurance recoveries	1.4
Proceeds received from insurer	(39.3)
Total estimated insurance receivable - September 30, 2025	$11.3

We are actively working with our insurance providers on claims for business interruption recoveries. During the nine months ended September 30, 2025 we received and recognized $10.7 million, net of deductibles, as business interruption recoveries for lost earnings from Hurricane Ian. The related communities are under redevelopment and we have gradually started to lease developed sites at these communities to customers. However, we currently cannot estimate a date when operating results will be restored to pre-hurricane levels. Our business interruption insurance policy provides for up to 60 months of coverage from the date of restoration.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Future minimum lease payments under non-cancellable leases as of September 30, 2025 where we are the lessee include (in millions):

Maturity of Lease Liabilities	Finance Leases	Operating Leases	Total
2025 (excluding nine months ended September 30, 2025)	$0.3	$1.3	$1.6
2026	0.9	5.6	6.5
2027	0.9	5.0	5.9
2028	0.9	4.5	5.4
2029	0.6	4.0	4.6
Thereafter	38.0	79.3	117.3
Total Lease Payments	$41.6	$99.7	$141.3
Less: Imputed interest	(31.1)	(59.4)	(90.5)
Present Value of Lease Liabilities	$10.5	$40.3	$50.8

Right-of-use ("ROU") assets and lease liabilities for finance and operating leases as included in our Consolidated Balance Sheets are as follows (in millions):

	Financial Statement Classification	As of
Description		September 30, 2025	December 31, 2024
Lease Assets
Finance lease - ROU asset, net of accumulated amortization	Investment property, net	$26.7	$31.3
Operating lease - ROU asset, net	Other assets, net	$60.8	$52.4
Below market operating leases, net	Other assets, net	$24.1	$24.6
Lease Liabilities
Finance lease liabilities	Other liabilities	$10.5	$14.2
Operating lease liabilities	Other liabilities	$40.3	$34.5

The components of lease costs for finance and operating leases as included in our Consolidated Statements of Operations are as follows (in millions):

	Financial Statement Classification	Three Months Ended		Nine Months Ended
Description		September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Finance Lease Cost
Amortization of ROU assets	Depreciation and amortization	$0.3	$0.7	$0.6	$2.1
Interest on lease liabilities	Interest expense	0.1	—	0.3	0.4
Operating lease cost	General and administrative expense, Property operating and maintenance, Depreciation and amortization	1.3	0.9	3.8	9.2
Variable lease cost	Property operating and maintenance	0.4	0.4	1.2	4.6
Total Lease Cost		$2.1	$2.0	$5.9	$16.3

Lease term, discount rates, and additional information for finance and operating leases are as follows:

	As of
	September 30, 2025	December 31, 2024
Lease Term and Discount Rate
Weighted-average Remaining Lease Terms (years)
Finance lease	43.32	33.79
Operating lease	30.87	42.59
Weighted-average Discount Rate
Finance lease	3.78%	3.63%
Operating lease	3.89%	3.90%

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Other Information (in millions)
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash outflows for operating leases	$2.5	$9.3
Financing cash outflows for finance leases	4.3	0.7
Total Cash Paid on Lease Liabilities	$6.8	$10.0

Lessor Accounting

We are not the lessor for any finance leases at our properties as of September 30, 2025. Nearly all of our operating leases with our residents and customers at our properties where we are the lessor are for a time period not to exceed one year or month-to-month. As of September 30, 2025, future minimum lease payments with our residents or customers would not exceed 12 months. We do not have any operating leases with real estate operators on our properties.

Failed Sale Leaseback

In connection with our acquisition of Park Holidays, we assumed ground lease arrangements for certain UK properties that we concluded to be failed sale-leaseback transactions under ASC 842, "Leases." As of March 31, 2025, we maintained these ground lease arrangements for 32 UK properties. The arrangements have maturities ranging from 2117 through 2197 with an option to repurchase for £1.00 at the end of the term. The obligation related to the underlying ground leases has been recorded as a financial liability in Other Liabilities on the Consolidated Balance Sheets.

During the three and nine months ended September 30, 2025, we repurchased the titles to six and 27 UK properties, respectively, that were previously controlled via ground leases for cash payments of $101.2 million and $300.4 million, respectively, inclusive of taxes and fees. The ground lease terminations reduced our financial liability by $298.1 million in 2025. We recorded long-term lease termination gains of $19.2 million and $45.2 million, respectively, during the three and nine months ended September 30, 2025, which were recorded within Other income / (expense), net on the Consolidated Statements of Operations. In conjunction with the ground lease terminations, we recorded a receivable of $16.1 million for Value-added Taxes as of September 30, 2025. Our receivable for Value-added Taxes as of June 30, 2025 of $31.4 million was subsequently collected during the three months ended September 30, 2025. Refer to Note 22, "Subsequent Events" for additional activity subsequent to September 30, 2025.

The financial liability was $86.6 million and $355.9 million as of September 30, 2025 and December 31, 2024, respectively. The following table presents the future minimum rental payments for this financial liability as of September 30, 2025 (in millions):

Maturity of Financial Liability	September 30, 2025
2025 (excluding nine months ended September 30, 2025)	$0.7
2026	2.8
2027	2.9
2028	2.9
2029	2.9
Thereafter	428.9
Total Payments	441.1
Less: Imputed interest	(354.5)
Present Value of Financial Liability	$86.6

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

21. Subsequent Events

Acquisitions

Subsequent to the three months ended September 30, 2025, we acquired the following properties (in millions, except site information):

Property Name	Property Type	Sites	Development Sites	State, Province or Country	Total Purchase Price (in millions)
MH / RV Portfolio(1)	MH / RV	1,193	—	Various	$175.2
Marysville Farm	MH	185	152	MI	20.5
MH Portfolio(2)	MH	936	—	MI	100.3
Reflections on Silver Lake	MH / RV	593	—	FL	70.0
Lakeridge Estates	MH	192	—	OR	31.0
The Preserve MHP	MH	506	415	FL	60.0
Total Subsequent Acquisitions(3)		3,605	567		$457.0
(1) Contains seven MH and RV communities.
(2) Contains three MH communities.
(3) The acquisitions were funded using $399.0 million of restricted cash from our 1031 exchange escrow account and $58.0 million of unrestricted cash.

UK Ground Lease Terminations

In October 2025, we repurchased the title to one additional UK property, that was previously controlled via a ground lease, for a cash payment of $23.2 million, inclusive of taxes and fees.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Appointment of Chief Executive Officer and Restricted Stock Awards

As previously announced, on October 1, 2025, we appointed Charles D. Young as our new Chief Executive Officer ("CEO"). Pursuant to Mr. Young's appointment, we issued 58,754 shares of restricted common stock, 31,128 of which will vest in equal annual installments over four years, and 27,626 are subject to performance vesting after three years based on certain market performance criteria. We also issued 7,782 shares of common stock that vested on October 1, 2025 as an inducement to Mr. Young's employment with the Company under New York Stock Exchange Listed Company Manual Rule 303A.08.

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

OVERVIEW

We are a fully integrated REIT. As of September 30, 2025, we owned and operated, directly or indirectly, or had an interest in, a portfolio of 501 developed properties located in the U.S., Canada, and the United Kingdom including 284 MH communities, 164 RV communities, and 53 UK communities.

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

SAFE HARBOR SALE

In April 2025, we completed the initial closing of the Safe Harbor Sale, which generated approximately $5.25 billion of pre-tax cash proceeds, net of transaction costs, with a gain on sale of $1.4 billion. Pursuant to the terms of the transaction agreement, 15 Delayed Consent Subsidiaries representing approximately $250.0 million of value were not part of the initial closing. Subsequent to the initial closing through June 30, 2025, we completed the sale of six Delayed Consent Subsidiaries for $136.7 million. On August 29, 2025, we completed the sale of the remaining nine Delayed Consent Subsidiaries for $117.5 million and fully divested our investment in the Safe Harbor business.

The Safe Harbor Sale accelerates our strategy of focusing on our core MH and RV segments and significantly enhances our leverage profile and financial flexibility. Since the closing of the Safe Harbor Sale, we have deployed the cash proceeds from the Safe Harbor Sale to implement a balanced, tax-efficient capital allocation plan aimed at optimizing shareholder value through significantly lower leverage, greater financial flexibility to drive sustainable cash flow growth, and a thoughtful capital return strategy.

Refer to Part 1, Item 1A, "Risk Factors – Risks Related to the Safe Harbor Sale" in our Annual Report on Form 10-K for the year ended December 31, 2024, Note 2, "Assets Held for Sale and Discontinued Operations," in our accompanying Consolidated Financial Statements for additional details related to the Safe Harbor Sale.

Chief Executive Officer Transition

Charles D. Young began serving as the our Chief Executive Officer and as a Director on October 1, 2025. Mr. Young succeeds Gary Shiffman, who previously announced his retirement from the role of CEO after a distinguished 40 years leading Sun Communities. The Company and Mr. Young entered into an employment agreement under which Mr. Young will serve as our CEO for a five year term, which is automatically renewable thereafter for successive one-year terms unless either party timely terminates the agreement. Refer to the Form 8-K filed with the SEC on July 23, 2025 for additional details related to Mr. Young's Employment Agreement.

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

Same Property NOI - This is a key management tool used when evaluating the performance and growth of our Same Property portfolio. We define same properties as those we have owned and operated continuously since January 1, 2024. Same properties exclude ground-up development properties, acquired properties, properties classified as discontinued operations, and properties sold after December 31, 2023. The Same Property data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations. Same Property NOI does not include the revenues and expenses related to home sales and ancillary activities at the properties. We believe that Same Property NOI is helpful to investors as a supplemental comparative performance measure of the income generated from the Same Property portfolio from one period to the next.

FFO

FFO is defined by the National Association of Real Estate Investment Trusts ("Nareit") as GAAP net income (loss), excluding gains (or losses) from sales of certain real estate assets, plus real estate related depreciation and amortization, impairments of certain real estate assets and investments, and after adjustments for nonconsolidated partnerships and joint ventures. FFO is a non-GAAP financial measure that management believes is a useful supplemental measure of our operating performance. By excluding gains and losses related to sales of previously depreciated operating real estate assets, real estate related to impairment and real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not readily apparent from GAAP net income (loss). Management believes the use of FFO has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful.

SUN COMMUNITIES, INC.
Core FFO - In addition, we use FFO excluding certain gain and loss items that management considers unrelated to the operational and financial performance of our core business ("Core FFO"). These adjustments include acquisition and other transaction costs, gains and losses from the early extinguishment of debt, costs related to catastrophic weather events, net of insurance recoveries, gains and losses on foreign currency exchanges, and other miscellaneous non-comparable items.

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

SUN COMMUNITIES, INC.
RESULTS OF OPERATIONS

The following tables reconcile the Net income attributable to SUI common shareholders to NOI and summarize our consolidated financial results for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net Income Attributable to SUI Common Shareholders	$8.5	$288.7	$1,239.3	$313.4
Interest income	(17.3)	(5.3)	(38.2)	(15.0)
Brokerage commissions and other revenues, net	(5.8)	(6.6)	(22.1)	(19.0)
General and administrative	55.8	58.7	174.0	170.3
Catastrophic event-related charges, net	0.8	0.8	1.1	10.3
Depreciation and amortization	126.2	124.1	377.3	368.1
Asset impairments	165.9	—	356.0	30.4
Loss on extinguishment of debt	1.6	0.8	104.0	1.4
Interest expense	41.5	87.6	181.8	267.1
(Gain) / loss on foreign currency exchanges	22.6	4.5	(25.5)	6.2
(Gain) / loss on disposition of properties	1.3	(178.7)	3.7	(186.6)
Other (income) / expense, net	(19.1)	0.8	(56.7)	4.3
(Gain) / loss on remeasurement of notes receivable	—	(0.1)	1.6	1.0
Income from nonconsolidated affiliates	(4.3)	(2.1)	(11.1)	(6.5)
(Gain) / loss on remeasurement of investment in nonconsolidated affiliates (see Note 9)	(0.4)	(1.2)	1.1	(6.5)
Current tax (benefit) / expense	3.8	(1.0)	11.8	6.0
Deferred tax benefit	(2.1)	(7.1)	(39.4)	(16.5)
Net income from discontinued operations, net	(14.6)	(26.8)	(1,418.6)	(63.7)
Add: Preferred return to preferred OP units / equity interests	3.2	3.2	9.5	9.6
Less: Income / (loss) attributable to noncontrolling interests	(0.8)	13.3	50.8	15.1
NOI	$366.8	$353.6	$900.4	$889.4

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Real property NOI(1)	$320.2	$304.1	$810.2	$786.7
Home sales NOI(1)	24.5	31.0	62.4	78.7
Ancillary NOI(1)	22.1	18.5	27.8	24.0
NOI(1)	$366.8	$353.6	$900.4	$889.4
(1) Excludes properties classified as discontinued operations. During the three and nine months ended September 30, 2025, our marina properties generated total NOI of $1.5 million and $93.7 million, respectively. During the three and nine months ended September 30, 2024, our marina properties generated total NOI of $89.5 million and $243.3 million, respectively, which was recorded within Income from discontinued operations, net on the Consolidated Statements of Operations. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," for additional information.

SUN COMMUNITIES, INC.
Seasonality of Revenue

The RV and UK segments are seasonal and the results of operations in any one period may not be indicative of results in future periods.

In the RV segment, certain properties maintain higher occupancy during the summer months, while other properties maintain higher occupancy during the winter months. Based on the location of our properties with transient RV sites, our portfolio generally produces higher revenues between April and September than between October and March. In the UK segment, vacation rental sites generally produce higher revenues between March and October. During the nine months ended September 30, 2025, we recognized aggregate Real property - transient revenue from our segments of $30.5 million in the first quarter, $81.4 million in the second quarter and $133.5 million in the third quarter.

During the year ended December 31, 2024, we recognized Real property - transient revenue as follows:

	Real property - transient revenue (in millions)	During the Three Months Ended
Year		March 31	June 30	September 30	December 31	Total
2024	$296.4	12.7%	27.6%	46.6%	13.1%	100.0%

SUN COMMUNITIES, INC.
Real Property Operations - Total Portfolio

The following tables reflect certain financial and other information for our real estate operations by segment as of and for the three and nine months ended September 30, 2025 and 2024 (in millions, except for statistical information).

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
Financial Information	MH	RV	UK	Total	MH	RV	UK	Total
Revenues
Real property (excluding transient)	$254.6	$96.2	$33.4	$384.2	$240.2	$91.5	$32.4	$364.1
Real property - transient	0.1	106.2	27.2	133.5	0.2	114.1	23.8	138.1
Total operating revenues	254.7	202.4	60.6	517.7	240.4	205.6	56.2	502.2
Expenses
Property operating expenses	82.9	86.9	27.7	197.5	82.1	88.6	27.4	198.1
Real Property NOI	$171.8	$115.5	$32.9	$320.2	$158.3	$117.0	$28.8	$304.1

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
Financial Information	MH	RV	UK	Total	MH	RV	UK	Total
Revenues
Real property (excluding transient)(1)	$753.2	$255.5	$98.2	$1,106.9	$717.1	$242.1	$98.9	$1,058.1
Real property - transient	0.8	197.7	46.9	245.4	0.9	216.3	40.0	257.2
Total operating revenues	754.0	453.2	145.1	1,352.3	718.0	458.4	138.9	1,315.3
Expenses
Property operating expenses	241.1	220.1	80.9	542.1	236.5	216.0	76.1	528.6
Real Property NOI	$512.9	$233.1	$64.2	$810.2	$481.5	$242.4	$62.8	$786.7

	As of September 30, 2025				As of September 30, 2024
Other Information	MH	RV	UK	Total	MH	RV	UK	Total
Number of Properties	284	164	53	501	287	180	54	521
Sites
Sites(1)	97,070	32,480	17,650	147,200	97,300	34,480	17,790	149,570
Transient sites	N/A	23,560	3,920	27,480	N/A	25,060	4,500	29,560
Total	97,070	56,040	21,570	174,680	97,300	59,540	22,290	179,130
Occupancy	97.9%	100.0%	90.7%	97.5%	96.9%	100.0%	91.5%	97.0%
N/M = Not meaningful. N/A = Not applicable.
(1) MH annual sites included 11,856 and 10,457 rental homes in our rental program as of September 30, 2025 and 2024, respectively. Our investment in occupied rental homes at September 30, 2025 was $863.4 million, an increase of 18.4% from $729.5 million at September 30, 2024.

For the three months ended September 30, 2025, the $16.1 million, or 5.3% increase in Real Property NOI as compared to the same period in 2024, consists of an increase of $15.7 million from Same Property MH NOI and an increase of $1.7 million from Same Property UK NOI, partially offset by a decrease of $1.2 million from Same Property RV NOI and an NOI decrease of $0.1 million, net from other recently acquired or developed properties and other items.

For the nine months ended September 30, 2025, the $23.5 million, or 3.0% increase in Real Property NOI as compared to the same period in 2024, consists of an increase of $41.8 million from Same Property MH NOI and an increase of $3.2 million from Same Property UK NOI, partially offset by an NOI decrease of $15.0 million, net from properties outside of the Same Property population due to portfolio disposition activity that took place in 2024, primarily driven by the disposition of 10 MH properties for total gross sales proceeds of $349.1 million, and a decrease of $6.5 million from Same Property RV NOI.

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

The following tables reflect certain financial and other information for our Same Property MH and RV portfolios as of and for the three and nine months ended September 30, 2025 and 2024 (in millions, except for statistical information):

	Three Months Ended
	September 30, 2025			September 30, 2024			Total Change	% Change(3)
	MH(1)	RV(1)	Total	MH(1)	RV(1)	Total		MH	RV	Total
Financial Information
Same Property Revenues
Real property (excluding transient)	$233.2	$86.8	$320.0	$217.3	$80.3	$297.6	$22.4	7.3%	8.1%	7.5%
Real property - transient	0.1	98.4	98.5	0.2	106.7	106.9	(8.4)	(39.0)%	(7.8)%	(7.8)%
Total Same Property operating revenues	233.3	185.2	418.5	217.5	187.0	404.5	14.0	7.3%	(1.0)%	3.5%
Same Property Expenses
Same Property operating expenses(2)(4)	61.6	75.5	137.1	61.5	76.1	137.6	(0.5)	0.1%	(0.8)%	(0.4)%
Real Property NOI(4)	$171.7	$109.7	$281.4	$156.0	$110.9	$266.9	$14.5	10.1%	(1.1)%	5.4%

	Nine Months Ended
	September 30, 2025			September 30, 2024			Total Change	% Change(3)
	MH(1)	RV(1)	Total	MH(1)	RV(1)	Total		MH	RV	Total
Financial Information
Same Property Revenues
Real property (excluding transient)	$691.7	$232.1	$923.8	$645.4	$215.2	$860.6	$63.2	7.2%	7.9%	7.3%
Real property - transient	0.8	184.7	185.5	0.9	204.1	205.0	(19.5)	(11.6)%	(9.5)%	(9.5)%
Total Same Property operating revenues	692.5	416.8	1,109.3	646.3	419.3	1,065.6	43.7	7.1%	(0.6)%	4.1%
Same Property Expenses
Same Property operating expenses(2)(4)	181.0	191.4	372.4	176.6	187.4	364.0	8.4	2.5%	2.1%	2.3%
Real Property NOI(4)	$511.5	$225.4	$736.9	$469.7	$231.9	$701.6	$35.3	8.9%	(2.8)%	5.0%
Other Information
Number of properties	281	156	437	281	156	437
Sites	96,580	53,040	149,620	96,670	53,490	150,160
(1) Same Property results for our MH and RV properties reflect constant currency for comparative purposes. Canadian currency figures in the prior comparative period have been translated at the average exchange rate during the three and nine months ended September 30, 2025 of $0.6956 and $0.7102 USD per Canadian dollar, respectively.
(2) We net certain utilities revenues (which include utility reimbursement revenues from residents) against related utility expenses in property operating expenses as follows (in millions):

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	MH	RV	Total	MH	RV	Total
Utility revenue netted against related utility expense	$20.0	$6.6	$26.6	$19.3	$6.1	$25.4

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	MH	RV	Total	MH	RV	Total
Utility revenue netted against related utility expense	$57.0	$16.4	$73.4	$53.4	$15.1	$68.5
(3) Percentages are calculated based on unrounded numbers.

SUN COMMUNITIES, INC.
(4) Total Same Property operating expenses consist of the following components for the periods shown (in millions), and exclude amounts invested into recently acquired properties to bring them up to our standards.

	Three Months Ended				Nine Months Ended
	September 30, 2025	September 30, 2024	Change	% Change(3)	September 30, 2025	September 30, 2024	Change	% Change(3)
Payroll and benefits	$40.2	$42.8	$(2.6)	(6.1)%	$109.0	$111.7	$(2.7)	(2.4)%
Real estate taxes	25.7	23.0	2.7	11.4%	75.8	69.4	6.4	9.3%
Supplies and repairs	22.0	22.9	(0.9)	(3.5)%	57.5	55.2	2.3	4.2%
Utilities	21.8	20.4	1.4	6.8%	55.1	51.6	3.5	6.7%
Legal, state / local taxes, and insurance	12.0	10.3	1.7	16.4%	33.4	34.5	(1.1)	(3.1)%
Other	15.4	18.2	(2.8)	(15.5)%	41.6	41.6	—	(0.1)%
Total Same Property Operating Expenses	$137.1	$137.6	$(0.5)	(0.4)%	$372.4	$364.0	$8.4	2.3%

	As of
	September 30, 2025		September 30, 2024
	MH	RV	MH	RV
Other Information
Number of properties	281	156	281	156
Sites
MH and annual RV sites	96,580	31,480	96,670	30,730
Transient RV sites	N/A	21,560	N/A	22,760
Total	96,580	53,040	96,670	53,490
MH and Annual RV Occupancy
Occupancy(1)	98.0%	100.0%	97.2%	100.0%
Average monthly base rent per site	$737	$677	$700	$644
% change in monthly base rent(2)	5.3%	5.1%	N/A	N/A
Rental Program Statistics included in MH
Number of occupied sites, end of period(3)	11,630	N/A	10,340	N/A
Monthly rent per home and site - MH rental program	$1,376	N/A	$1,339	N/A
% change(3)	2.8%	N/A	N/A	N/A
N/A = Not applicable.
(1) Same Property adjusted blended occupancy for MH and RV combined increased to 99.2% at September 30, 2025, from 97.9% at September 30, 2024. The 130 basis point increase was driven by MH expansion fills and the conversion of transient RV sites to annual sites. Same Property blended occupancy for MH and RV was 98.5% at September 30, 2025, up 60 basis points from 97.9% at September 30, 2024.
(2) Calculated using actual results without rounding.
(3) Occupied rental program sites in Same Property are included in total sites.

SUN COMMUNITIES, INC.
Real Property Operations - UK Same Property Portfolio

The following tables reflect certain financial and other information for our Same Property UK portfolio as of and for the three and nine months ended September 30, 2025 and 2024 (in millions, except for statistical information):

	Three Months Ended			Nine Months Ended
	September 30, 2025	September 30, 2024	% Change(2)	September 30, 2025	September 30, 2024	% Change(2)
Financial Information(1)
Same Property Revenues
Real property (excluding transient)	$28.5	$27.4	4.1%	$81.0	$77.8	4.1%
Real property - transient	26.0	24.5	5.6%	44.7	41.5	7.7%
Total Same Property operating revenues	54.5	51.9	4.8%	125.7	119.3	5.4%
Same Property Expenses
Same Property operating expenses(3)	22.4	21.5	4.0%	60.5	57.3	5.6%
Real Property NOI	$32.1	$30.4	5.4%	$65.2	$62.0	5.2%
Other Information
Number of properties	51	51	—	51	51	—
(1) Same Property results for our UK properties reflect constant currency for comparative purposes. United Kingdom currency figures in the prior comparative period have been translated at the average exchange rate of $1.2400 and $1.2958 USD per pound sterling, during the three and nine months ended September 30, 2025, respectively.
(2) Percentages are calculated based on unrounded numbers.
(3) We net certain utility revenues (which include utility reimbursement revenues from residents) against related utility expenses in property operating expenses as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Utility revenue netted against related utility expense	$4.1	$4.1	$14.9	$13.2

UK Same Property Summary

	As of
	September 30, 2025	September 30, 2024
Other Information
Number of properties	51	51
Sites
UK	16,830	16,840
UK Transient	3,320	3,500
Occupancy(1)	90.9%	91.9%
Average monthly base rent per site	$601	$561
% change in monthly base rent(2)	7.2%	N/A
(1) Adjusting for recently delivered and vacant expansion sites, Same Property adjusted occupancy decreased by 90 basis points year over year, to 91.3% at September 30, 2025, from 92.2% at September 30, 2024.
(2) Calculated using actual results without rounding.

SUN COMMUNITIES, INC.
For the three months ended September 30, 2025 and 2024:

•The MH segment increase in NOI of $15.7 million, or 10.1%, when compared to the same period in 2024 is primarily due to an increase in Real property (excluding transient) revenue of $15.9 million, or 7.3%. Real property (excluding transient) revenue increased primarily due to a 5.3% increase in monthly base rent and occupancy gains on a year-over-year basis.

•The RV segment decrease in NOI of $1.2 million, or 1.1%, when compared to the same period in 2024 is primarily due to a decrease in Real property transient revenue of $8.3 million, or 7.8%, partially offset by an increase in Real property (excluding transient revenue) of $6.5 million, or 8.1% and a decrease in Same property operating expenses of $0.6 million, or 0.8%. The increase in Real property (excluding transient) revenue was primarily due to a 5.1% increase in monthly base rent and conversions of transient RV sites to annual RV sites.

•The UK segment increase in NOI of $1.7 million, or 5.4%, when compared to the same period in 2024 is primarily due to an increase in Real property (excluding transient) revenue of $1.1 million, or 4.1% and Real property transient revenue growth of $1.5 million, or 5.6%, partially offset by an increase in Same property operating expenses by $0.9 million, or 4.0%. The increase in Real property revenue was primarily due to a 7.2% increase in monthly base rent per site. The increase in Same Property operating expenses was due to increases in payroll wages, utilities and leasing costs.

For the nine months ended September 30, 2025 and 2024:

•The MH segment increase in NOI of $41.8 million, or 8.9%, when compared to the same period in 2024 is primarily due to an increase in Real property (excluding transient) revenue of $46.3 million, or 7.2%. Real property (excluding transient) revenue increased primarily due to a 5.3% increase in monthly base rent and occupancy gains on a year-over-year basis.

•The RV segment decrease in NOI of $6.5 million, or 2.8%, when compared to the same period in 2024 is primarily due to a decrease in Real property transient revenue of $19.4 million, or 9.5%, and an increase in Same property operating expenses of $4.0 million, or 2.1%, partially offset by an increase in Real property (excluding transient) revenue of $16.9 million, or 7.9%. The decrease in Real property transient revenue was primarily due to transient to annual RV site conversions. The increase in Same Property operating expenses was primarily due to an increase in supplies and repairs expense and other expenses. The increase in Real property (excluding transient) revenue was primarily due to a 5.1% increase in monthly base rent and conversions of transient RV sites to annual RV sites.

•The UK segment increase in NOI of $3.2 million, or 5.2%, when compared to the same period in 2024 is primarily due to the $3.2 million, or 4.1%, increase in Real property (excluding transient) revenue and an increase in Real property transient revenue of $3.2 million, or 7.7%, partially offset by an increase of $3.2 million, or 5.6%, in Same property operating expenses. The increase in Real property (excluding transient) revenue was primarily due to a 7.2% increase in monthly base rent per site. The increase in Same property operating expenses was primarily due to increases in payroll wages, utilities and other expenses.

SUN COMMUNITIES, INC.
Home Sales Summary

We sell new and pre-owned homes to current and prospective residents and customers in our communities. This inventory is purchased from manufacturers, lenders, dealers, former residents, or customers.

The following table reflects certain financial and statistical information for our home sales program for the three and nine months ended September 30, 2025 and 2024 (in millions, except for average selling price and statistical information):

	Three Months Ended				Nine Months Ended
	September 30, 2025	September 30, 2024	Change	% Change	September 30, 2025	September 30, 2024	Change	% Change
North America
Home sales	$37.8	$47.0	$(9.2)	(19.6)%	$108.3	$138.0	$(29.7)	(21.5)%
Home cost and selling expenses	30.8	38.2	(7.4)	(19.4)%	90.3	109.4	(19.1)	(17.5)%
NOI	$7.0	$8.8	$(1.8)	(20.5)%	$18.0	$28.6	$(10.6)	(37.1)%
NOI margin %	18.5%	18.7%	(0.2)%		16.6%	20.7%	(4.1)%

UK
Home sales	$57.8	$58.3	$(0.5)	(0.9)%	$154.6	$143.7	$10.9	7.6%
Home cost and selling expenses	40.3	36.1	4.2	11.6%	110.2	93.6	16.6	17.7%
NOI	$17.5	$22.2	$(4.7)	(21.2)%	$44.4	$50.1	$(5.7)	(11.4)%
NOI margin %	30.3%	38.1%	(7.8)%		28.7%	34.9%	(6.2)%

Total
Home sales	$95.6	$105.3	$(9.7)	(9.2)%	$262.9	$281.7	$(18.8)	(6.7)%
Home cost and selling expenses	71.1	74.3	(3.2)	(4.3)%	200.5	203.0	(2.5)	(1.2)%
NOI	$24.5	$31.0	$(6.5)	(21.0)%	$62.4	$78.7	$(16.3)	(20.7)%
NOI margin %	25.6%	29.4%	(3.8)%		23.7%	27.9%	(4.2)%

Units Sold:
North America	404	557	(153)	(27.5)%	1,231	1,507	(276)	(18.3)%
UK	828	936	(108)	(11.5)%	2,247	2,344	(97)	(4.1)%
Total home sales	1,232	1,493	(261)	(17.5)%	3,478	3,851	(373)	(9.7)%

Average Selling Price:
North America	$93,564	$84,381	$9,183	10.9%	$87,977	$91,573	$(3,596)	(3.9)%
UK	$69,807	$62,286	$7,521	12.1%	$68,803	$61,305	$7,498	12.2%

NOI - North America
For the three months ended September 30, 2025, the 20.5% decrease in NOI was primarily driven by a 27.5% decrease in units sold, primarily driven by fewer available sites in conjunction with reduced expansion and development activity.

For the nine months ended September 30, 2025, the 37.1% decrease in NOI was primarily driven by an 18.3% decrease in units sold, primarily driven by fewer available sites in conjunction with reduced expansion and development activity, as well as a 3.9% decrease in average selling price.

NOI - UK
For the three months ended September 30, 2025, the 21.2% decrease in NOI was primarily driven by a 7.8% decrease in NOI margin and 11.5% decrease in units sold, partially offset by a 12.1% increase in average selling price.

For the nine months ended September 30, 2025, the 11.4% decrease in NOI was primarily driven by a 6.2% decrease in NOI margin and a 4.1% decrease in units sold, partially offset by a 12.2% increase in average selling price.

SUN COMMUNITIES, INC.
Other Items - Statements of Operations(1)

The following table summarizes other income and expenses for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2025	September 30, 2024	Change	% Change	September 30, 2025	September 30, 2024	Change	% Change
Revenues
Ancillary, net	$22.1	$18.5	$3.6	19.5%	$27.8	$24.0	$3.8	15.8%
Interest income	$17.3	$5.3	$12.0	226.4%	$38.2	$15.0	$23.2	154.7%
Brokerage commissions and other, net	$5.8	$6.6	$(0.8)	(12.1)%	$22.1	$19.0	$3.1	16.3%
Expenses
General and administrative expense	$55.8	$58.7	$(2.9)	(4.9)%	$174.0	$170.3	$3.7	2.2%
Catastrophic event-related charges, net	$0.8	$0.8	$—	—%	$1.1	$10.3	$(9.2)	(89.3)%
Depreciation and amortization	$126.2	$124.1	$2.1	1.7%	$377.3	$368.1	$9.2	2.5%
Asset impairments	$165.9	$—	$165.9	N/A	$356.0	$30.4	$325.6	N/M
Loss on extinguishment of debt	$1.6	$0.8	$0.8	100.0%	$104.0	$1.4	$102.6	N/M
Interest expense	$41.5	$87.6	$(46.1)	(52.6)%	$181.8	$267.1	$(85.3)	(31.9)%
Other Items
Gain / (loss) on foreign currency exchanges	$(22.6)	$(4.5)	$(18.1)	N/A	$25.5	$(6.2)	$31.7	N/M
Gain / (loss) on dispositions of properties	$(1.3)	$178.7	$(180.0)	N/A	$(3.7)	$186.6	$(190.3)	N/M
Other income / (expense), net	$19.1	$(0.8)	$19.9	N/A	$56.7	$(4.3)	$61.0	N/M
Gain / (loss) on remeasurement of notes receivable	$—	$0.1	$(0.1)	100.0%	$(1.6)	$(1.0)	$(0.6)	60.0%
Income from nonconsolidated affiliates	$4.3	$2.1	$2.2	104.8%	$11.1	$6.5	$4.6	70.8%
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates	$0.4	$1.2	$(0.8)	(66.7)%	$(1.1)	$6.5	$(7.6)	N/M
Current tax benefit / (expense)	$(3.8)	$1.0	$(4.8)	N/M	$(11.8)	$(6.0)	$(5.8)	96.7%
Deferred tax benefit	$2.1	$7.1	$(5.0)	N/M	$39.4	$16.5	$22.9	138.8%
Income from discontinued operations, net	$14.6	$26.8	$(12.2)	(45.5)%	$1,418.6	$63.7	$1,354.9	N/M
Preferred return to preferred OP units / equity interests	$3.2	$3.2	$—	—%	$9.5	$9.6	$(0.1)	(1.0)%
Income / (loss) attributable to noncontrolling interests	$(0.8)	$13.3	$(14.1)	(106.0)%	$50.8	$15.1	$35.7	236.4%
(1)Only items determined by management to be material, of interest, or unique to the periods disclosed above are explained below.
N/M = Percentage change is not meaningful. N/A = Not applicable.

Ancillary, net - for the three months ended September 30, 2025, increased primarily due to an increased emphasis on expense management and cost saving initiatives.

Interest income - for the three and nine months ended September 30, 2025, increased due to the interest earned on our increased cash balance from the Safe Harbor Sale.

Catastrophic event-related charges, net - for the nine months ended September 30, 2025, decreased primarily due to asset impairment and debris removal charges, net of insurance recoveries, of $10.6 million in the prior period, driven by flooding at an RV community in New Hampshire.

Asset impairments - for the three and nine months ended September 30, 2025, increased due to asset impairment charges at 19 properties in the U.S., Canada, and the UK, driven by, in certain cases, a change in strategic plan for the properties, and in other cases, a decrease in projected future cash flows for the properties. Refer to Note 17, "Fair Value Measurements," in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.
Loss on extinguishment of debt - for the nine months ended September 30, 2025, increased primarily due to the recognition of early extinguishment premiums of $102.4 million, due to the settlement of $3.2 billion of debt obligations using proceeds generated from the Safe Harbor Sale. Refer to Note 10, "Debt and Line of Credit," in our accompanying Consolidated Financial Statements for additional information.

Interest expense - for the three and nine months ended September 30, 2025, decreased primarily due to the settlement of $3.2 billion in debt obligations using proceeds generated from the Safe Harbor Sale. Refer to Note 10, "Debt and Line of Credit," in our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on foreign currency exchanges - for the three and nine months ended September 30, 2025, was a loss of $22.6 million and gain of $25.5 million, respectively, as compared to a loss of $4.5 million and $6.2 million, respectively, during the same period in 2024 primarily due to the settlement of six foreign currency forward swaps, as well as the fluctuation of the U.S. dollar versus the pound sterling. Refer to Note 16, "Derivative Financial Instruments," in our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on dispositions of properties - for the three and nine months ended September 30, 2025, was a loss of $1.3 million and $3.7 million, respectively, as compared to a gain of $178.7 million and $186.6 million, respectively, during the same periods in 2024, driven by property dispositions in each period. Refer to Note 5, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

Other income / (expense), net - for the three and nine months ended September 30, 2025, was income of $19.1 million and $56.7 million, respectively, primarily due to long-term lease termination gains on the repurchase of titles to 27 UK properties previously controlled via ground leases, as compared to an expense of $0.8 million and $4.3 million, respectively, during the same periods in 2024. Refer to Note 19, "Leases," in our accompanying Consolidated Financial Statements for additional information.

Income from nonconsolidated affiliates - for the three months ended September 30, 2025, was income of $4.3 million, as compared to income of $2.1 million during the same period in 2024 primarily due to the increased performance of our Sungenia joint venture in Australia. Refer to Note 9, "Investments in Nonconsolidated Affiliates," in our accompanying Consolidated Financial Statements for additional information.

Gain / (loss) on remeasurement of investment in nonconsolidated affiliates - for the nine months ended September 30, 2025, was a loss of $1.1 million as compared to a gain of $6.5 million during the same period in 2024 due to the fluctuation in the fair value of a notes receivable portfolio held at our GTSC joint venture. Refer to Note 9, "Investments in Nonconsolidated Affiliates," in our accompanying Consolidated Financial Statements for additional information.

Current tax benefit / (expense) - for the three months ended September 30, 2025, was an expense of $3.8 million, as compared to a benefit of $1.0 million during the same period in 2024 primarily due to improved performance at our UK properties as compared to 2024, and tax planning efforts at our UK operations in 2024.

Deferred tax benefit - for the nine months ended September 30, 2025, increased primarily due to the recognition of a deferred tax benefit of $29.0 million in conjunction with the impairment of three development properties in the UK. Refer to Note 17, "Fair Value Measurements," in our accompanying Consolidated Financial Statements for additional information.

Income from discontinued operations, net - for the three and nine months ended September 30, 2025, was $14.6 million and $1.4 billion, as compared to $26.8 million and $63.7 million, respectively, in the same periods in 2024, primarily due to the gain recognized on the closing of the Safe Harbor Sale and subsequent closing of the Delayed Consent Subsidiaries in the current period.

SUN COMMUNITIES, INC.
RECONCILIATION OF NET INCOME ATTRIBUTABLE TO SUI COMMON SHAREHOLDERS TO FFO

The following table reconciles Net income attributable to SUI common shareholders to FFO for the three and nine months ended September 30, 2025 and 2024 (in millions, except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net Income Attributable to SUI Common Shareholders	$8.5	$288.7	$1,239.3	$313.4
Adjustments
Depreciation and amortization - continuing operations	124.1	123.5	373.0	366.0
Depreciation and amortization - discontinued operations	—	48.1	36.1	142.1
Depreciation on nonconsolidated affiliates	0.2	0.1	0.6	0.3
Asset impairments - continuing operations	165.9	—	356.0	30.4
Asset impairments - discontinued operations	—	0.2	2.3	2.1
(Gain) / loss on remeasurement of investment in nonconsolidated affiliates	(0.4)	(1.2)	1.1	(6.5)
(Gain) / loss on remeasurement of notes receivable	—	(0.1)	1.6	1.0
(Gain) / loss on dispositions of properties, including tax effect - continuing operations	(0.3)	(181.4)	3.7	(188.5)
Gain on dispositions of properties, including tax effect - discontinued operations	(13.8)	—	(1,458.8)	—
Add: Returns on preferred OP units	3.1	3.2	9.3	9.5
Add: Income / (loss) attributable to noncontrolling interests	(0.9)	13.3	50.8	15.1
Gain on disposition of assets, net	(3.9)	(7.1)	(11.8)	(21.1)
FFO Attributable to SUI Common Shareholders and Convertible Securities(1)(5)(6)	$282.5	$287.3	$603.2	$663.8

Adjustments
Business combination expense - discontinued operations	—	0.2	—	0.4
Acquisition and other transaction costs - continuing operations(2)	2.2	2.4	18.5	12.9
Acquisition and other transaction costs - discontinued operations(2)	0.5	0.5	63.4	3.0
Loss on extinguishment of debt	1.6	0.8	104.0	1.4
Catastrophic event-related charges, net - continuing operations	0.8	0.8	1.1	10.3
Catastrophic event-related charges, net - discontinued operations	—	0.1	—	0.1
Loss of earnings - catastrophic event-related charges, net(3)	4.2	5.9	2.5	11.5
(Gain) / loss on foreign currency exchanges	22.6	4.5	(25.5)	6.2
Other adjustments, net - continuing operations(4)	(20.0)	3.7	(88.7)	0.7
Other adjustments, net - discontinued operations(4)	—	—	14.8	(9.9)
Core FFO Attributable to SUI Common Shareholders and Convertible Securities(1)(5)(6)	$294.4	$306.2	$693.3	$700.4

Weighted Average Common Shares and OP Units Outstanding(1)	129.3	129.5	131.2	129.4

FFO Attributable to SUI Common Shareholders and Convertible Securities(1)(5)(6)	$2.18	$2.22	$4.60	$5.13
Core FFO Attributable to SUI Common Shareholders and Convertible Securities(1)(5)(6)	$2.28	$2.36	$5.28	$5.41
(1)Assumes full conversion of all equity participating units, including common and preferred OP units, into our common stock, and has no material impact on previously reported results.
(2)These costs represent (i) nonrecurring integration expenses associated with acquisitions during the three and nine months ended September 30, 2025 and 2024, (ii) costs associated with potential acquisitions that will not close, (iii) expenses incurred to bring recently acquired properties up to our operating standards, including items such as tree trimming and painting costs that do not meet our capitalization policy. Acquisition and other transaction costs - discontinued operations primarily represent non-recurring costs directly attributable to the Safe Harbor Sale.

SUN COMMUNITIES, INC.
(3)Loss of earnings - catastrophic event-related charges, net include the following:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Hurricane Ian - Estimated loss of earnings in excess of the applicable business interruption deductible	$4.1	$4.6	$12.0	$15.2
Hurricane Ian - Insurance recoveries realized for previously estimated loss of earnings	—	—	(9.9)	(5.0)
Hurricane Helene - Estimated loss of earnings in excess of the applicable business interruption deductible, net	0.1	—	0.4	—
Flooding event - estimated loss of earnings at one New Hampshire RV community	—	1.3	—	1.3
Loss of earnings - catastrophic event-related charges, net	$4.2	$5.9	$2.5	$11.5
(4)Other adjustments, net - continuing operations relates primarily to deferred tax benefits and long-term lease termination gains during the three and nine months ended September 30, 2025 and 2024, and Other adjustments, net - discontinued operations relates primarily to a contingent consideration expense during the nine months ended September 30, 2025 and litigation settlement gains during the nine months ended September 30, 2024.
(5)FFO and Core FFO includes discontinued operations activity of $1.0 million or $0.01 per Share, and $1.5 million or $0.01 per Share, respectively, during the three months ended September 30, 2025, and $75.1 million or $0.58 per Share, and $75.8 million or $0.59 per Share, respectively, during the three months ended September 30, 2024.
(6)FFO and Core FFO include discontinued operations activity of $(1.8) million or $(0.01) per Share, and $76.7 million or $0.58 per Share, respectively, during the nine months ended September 30, 2025, and $208.0 million or $1.61 per Share, and $201.4 million or $1.56 per Share, respectively, during the nine months ended September 30, 2024.

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

We take a disciplined approach to selecting the optimal mix of financing sources to meet our liquidity demands and minimize our overall cost of capital. During the three months ended June 30, 2025, we completed the initial closing of the Safe Harbor Sale, which generated pre-tax cash proceeds of approximately $5.25 billion, net of transaction costs. Subsequent to the initial closing through August 29, 2025, we completed the sale of 15 Delayed Consent Subsidiaries for $254.2 million and fully divested our investment in the Safe Harbor business. The Safe Harbor Sale advances our strategy of focusing on our core MH and RV segments and enhances our leverage profile and financial flexibility. We have deployed the cash proceeds from the Safe Harbor Sale to implement a capital allocation plan that reflects a balanced, tax-efficient approach to optimize shareholder value through significantly lower leverage, greater financial flexibility to drive sustainable cash flow growth, and a thoughtful capital return strategy. We intend to maintain our strong financial position and lower leverage profile by focusing on our core fundamentals, which are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.

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

In connection with cash proceeds generated from the Safe Harbor Sale, through September 30, 2025, we initiated the following capital allocation decisions:

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
•Repurchased 4.0 million shares of our common stock at an average cost of $125.74 per share for a total of $500.3 million.
•Targeted reinvestment in strategic growth by allocating $629.5 million into 1031 exchange escrow accounts to fund potential future MH and RV acquisitions. Refer to the "Acquisitions, Dispositions, Development, and Expansion Activities" section below for acquisitions that closed subsequent to September 30, 2025.
•Initiated other opportunistic financial enhancements, including deploying cash of $323.6 million to repurchase the titles to 28 UK properties that were previously controlled via ground leases through October 30, 2025. We have also contractually agreed to repurchase the titles to an additional five UK properties for approximately $63.0 million, which we expect to close by the end of the first quarter of 2026.

Refer to Note 1, "Basis of Presentation," and Note 2, "Assets Held for Sale and Discontinued Operations," for additional details related to the Safe Harbor Sale. Refer to Note 19, "Leases," for additional details related to the UK long-term lease terminations. Refer to Note 21, "Subsequent Events," for additional details related to acquisitions that closed subsequent to September 30, 2025.

Acquisitions, Dispositions, Development, and Expansion Activities

Subject to market conditions, we intend to selectively identify opportunities to expand our development pipeline and acquire existing properties. We finance acquisitions through available cash, secured financing, draws on our senior credit facility, the assumption of existing debt on properties, and the issuance of debt and equity securities. As of September 30, 2025, we had allocated restricted cash of $629.5 million into 1031 exchange escrow accounts to fund potential future MH and RV acquisitions. In October 2025, we acquired 11 MH and three RV properties for total cash consideration of $457.0 million. Given the higher interest rate environment, we continue to selectively pursue acquisition and development opportunities that meet our underwriting criteria.

SUN COMMUNITIES, INC.
We have continued a targeted disposition program to divest non-strategic assets in an effort to simplify management and maintain financial flexibility. During the nine months ended September 30, 2025, we sold three MH properties, three RV properties, and one MH and one RV development land parcel for a gross sale price of approximately $182.2 million.

We plan to selectively expand our properties utilizing our inventory of owned and entitled land. We have 15,860 MH and RV sites suitable for future development. Refer to Note 5, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional details on acquisitions and dispositions completed to date.

Capital Expenditures (excluding Acquisition Costs)

Our capital expenditure activity is summarized as follows (in millions):

	Nine Months Ended
	September 30, 2025	September 30, 2024
Recurring Capital Expenditures	$43.9	$54.9
Non-Recurring Capital Expenditures and Related Activities
Lot modifications	31.5	27.0
Growth projects	9.4	10.9
Rebranding	0.5	3.0
Capital improvements to recent acquisitions	11.5	17.7
Expansion and development	62.8	98.3
Rental program	154.2	121.3
Other	14.1	10.4
Total Non-Recurring Capital Expenditure and Related Activities	284.0	288.6
Total Capital Expenditure and Related Activities	$327.9	$343.5

Refer to the "Liquidity and Capital Resources" section in Part II, Item 7 of our 2024 Annual Report for capital expenditure activity definitions and additional information.

Cash Flow Activities

Our cash flow activities from continuing operations are summarized as follows (in millions):

	Nine Months Ended
	September 30, 2025	September 30, 2024
Net Cash Provided By Operating Activities	$641.3	$550.0
Net Cash Provided By / (Used For) Investing Activities	$(127.9)	$22.8
Net Cash Provided By / (Used For) Financing Activities	$606.4	$(542.7)

Cash, cash equivalents and restricted cash increased by $1.1 billion from $57.1 million as of December 31, 2024, to $1.2 billion as of September 30, 2025.

Operating activities - Net cash provided by operating activities increased by $91.3 million to $641.3 million for the nine months ended September 30, 2025, compared to $550.0 million for the nine months ended September 30, 2024. The increase in operating cash flow was primarily due to growth in Same Property operating performance at our MH and UK properties, partially offset by the timing of changes in inventory, other assets, and other liabilities, and reduced operating performance at our RV properties during the nine months ended September 30, 2025 as compared to the corresponding period in 2024.

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

Investing activities - Net cash used for investing activities was $127.9 million for the nine months ended September 30, 2025, compared to net cash provided by investing activities of $22.8 million for the nine months ended September 30, 2024. The change in Net cash provided by / (used for) investing activities was primarily driven by a decrease in proceeds received from the disposition of MH and RV properties, and partially offset by the settlements of notes receivable from real estate developers during the nine months ended September 30, 2025 as compared to the corresponding period in 2024.

Financing activities - Net cash provided by financing activities was $606.4 million for the nine months ended September 30, 2025, compared to net cash used for financing activities of $542.7 million for the nine months ended September 30, 2024. The change in Net cash provided by / (used for) financing activities was primarily driven by a net capital transfer of $5.5 billion from Safe Harbor to the Company in conjunction with the Safe Harbor Sale, partially offset by an increase in cash deployed to settle debt obligations and distribute cash to shareholders through share repurchases and a special cash dividend paid in May 2025 during the nine months ended September 30, 2025 as compared to the corresponding period in 2024. Refer to Note 10, "Debt and Line of Credit," and Note 11, "Equity and Temporary Equity," in our accompanying Consolidated Financial Statements for additional information.

Our cash flow from discontinued activities are summarized as follows (in millions):

	Nine Months Ended
	September 30, 2025	September 30, 2024
Net cash provided by operating activities - discontinued operations	$56.4	$193.0
Net cash provided by / (used for) investing activities - discontinued operations	$5,511.9	$(188.4)
Net cash provided by / (used for) financing activities - discontinued operations	$(5,573.5)	$3.8

Cash, cash equivalents and restricted cash for discontinued operations decreased by $6.8 million from $6.8 million as of December 31, 2024, to zero as of September 30, 2025.

Operating activities - Net cash provided by operating activities for discontinued operations decreased by $136.6 million to $56.4 million for the nine months ended September 30, 2025, compared to $193.0 million for the nine months ended September 30, 2024. The decrease in net cash provided by operating activities for discontinued operations was due to a reduction in owned marinas, due to the closing of the Safe Harbor Sale during the nine months ended September 30, 2025 as compared to the corresponding period in 2024.

Investing activities - Net cash provided by investing activities for discontinued operations was $5.5 billion for the nine months ended September 30, 2025, compared to net cash used for investing activities for discontinued operations of $188.4 million for the nine months ended September 30, 2024. The change in net cash provided by / (used for) investing activities for discontinued operations is driven by cash proceeds received from the closing of the Safe Harbor Sale.

Financing activities - Net cash used for financing activities for discontinued operations was $5.6 billion for the nine months ended September 30, 2025, compared to net cash provided by financing activities for discontinued operations of $3.8 million for the nine months ended September 30, 2024. The change in net cash provided by / (used for) financing activities for discontinued operations is driven by the net capital transfer of $5.5 billion from Safe Harbor to the Company in conjunction with the Safe Harbor Sale.

SUN COMMUNITIES, INC.
Refer to the Consolidated Statements of Cash Flows for detail on the net cash used for financing activities for discontinued operations during the nine months ended September 30, 2025 and 2024. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," in our accompanying Consolidated Financial Statements for additional information.

The absence of future cash flows from discontinued operations is not expected to significantly impact our liquidity, as the cash proceeds from the Safe Harbor Sale have been allocated to pay down debt, which will generate annualized interest expense savings, and to reinvest in our core MH and RV segments by means of a $629.5 million cash allocation to 1031 exchange escrow accounts as of September 30, 2025. Subsequent to the nine months ended September 30, 2025, we allocated $399.0 million of restricted cash from the 1031 exchange escrow account and $58.0 million of unrestricted cash to acquire 11 MH and three RV communities. Refer to Note 21, "Subsequent Events," for more information.

We are exposed to interest rate variability associated with potential floating rate debt and any maturing debt that has to be refinanced. Interest rate movements impact our borrowing costs and, while as of September 30, 2025, approximately 100% of our total debt was fixed rate financing, increases in interest costs have the potential to adversely affect our financial results.

Equity and Debt Activity

At the Market Offering Sales Agreement

We have entered into the ATM program with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock. Through September 30, 2025, we had entered into and settled forward sales agreements under the ATM for an aggregate gross sales price of $524.8 million, leaving $725.2 million available for sale under the ATM.

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

All repurchased shares are retired and returned to authorized but unissued status upon settlement. Through September 30, 2025, we repurchased and retired 4.0 million shares of our outstanding common stock for $500.3 million. As of September 30, 2025, we had $499.7 million remaining authorized for purchase under this program.

Senior Unsecured Notes

The following table sets forth certain information regarding our senior unsecured notes (in millions, except for statistical information). All senior unsecured notes include interest payments on a semi-annual basis in arrears.

		Carrying Amount
	Principal Amount	September 30, 2025	December 31, 2024
5.5% notes, issued in January 2024 and due in January 2029 (the "2029 Notes")	$500.0	$—	$496.2
5.7% notes, issued in January 2023 and due in January 2033 (the "2033 Notes")	400.0	—	396.1
4.2% notes, issued in April 2022 and due in April 2032	600.0	593.9	593.2
2.3% notes, issued in October 2021 and due in November 2028	450.0	447.9	447.4
2.7% notes, issued in June 2021 and October 2021, and due in July 2031	750.0	744.1	743.4
Total	$2,700.0	$1,785.9	$2,676.3

During the three months ended June 30, 2025, we redeemed the aggregate principal amount of $900.0 million on the 2029 Notes and the 2033 Notes using cash proceeds generated from the Safe Harbor Sale. In accordance with the terms of each series of Notes, the redemption price was inclusive of a customary make-whole premium and accrued and unpaid interest. As a result, during the three months ended June 30, 2025, we recorded charges of $56.5 million to Loss on extinguishment of debt on the Consolidated Statements of Operations in connection with early extinguishment premiums on the 2029 and 2033 Note Redemptions. Refer to Note 16, "Derivative Financial Instruments," for cash flow hedge activity resulting from the redemptions.

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

New Credit Agreement

On September 17, 2025, we entered into the New Credit Agreement, which replaced our previous $3.05 billion senior credit facility.

Pursuant to the New Credit Agreement, we may borrow up to $2.0 billion under the New Credit Facility. The New Credit Agreement also permits, subject to the satisfaction of certain conditions, additional borrowings of $1.0 billion. The New Credit Facility's maturity date is January 31, 2030, and, at our option, may be extended for two additional six-month periods subject to the satisfaction of certain conditions.

The New Credit Facility offers various interest rates for borrowings under U.S. dollars (at the ABR, Term SOFR, and Daily Effective SOFR), euros (at the Adjusted EURIBOR), pound sterling (at the Daily Simple SONIA Rate), Canadian dollars (at the Term CORRA) and the Daily Simple CORRA), and Australian dollars (at the Australian BBSY Rate,) plus a margin which can range from 0.725% to 1.40% for all interest rates except ABR loans, which can range from 0.000% to 0.400%. As of September 30, 2025, there were no borrowings under the New Credit Facility.

During the three months ended September 30, 2025, we recorded charges of $1.6 million to Loss on extinguishment of debt on the Consolidated Statements of Operations related to the write off of deferred financing costs in connection with the termination of our previous senior credit facility. As of September 30, 2025, we also recorded deferred financing costs of $11.4 million in connection with the New Credit Facility, which was recorded within Other assets, net on the Consolidated Balance Sheets.

The New Credit Facility provides us with the ability to issue up to $100.0 million of letters of credit. We had $10.3 million and $11.5 million of outstanding letters of credit at September 30, 2025 and December 31, 2024, respectively.

Financial Covenants

Pursuant to the terms of the senior credit facility, we are subject to various financial and other covenants. The most restrictive financial covenants for the senior credit facility are as follows:

Covenant(1)	Requirement	As of September 30, 2025
Maximum leverage ratio	<65.0%	20.5%
Minimum fixed charge coverage ratio	>1.40	3.69
Maximum secured leverage ratio	<40.0%	10.9%
(1) As of September 30, 2025, we did not have any borrowings outstanding under the senior credit facility.

In addition, we are required to maintain the following covenants with respect to the senior unsecured notes payable:

Covenant	Requirement	As of September 30, 2025
Total debt to total assets	≤60.0%	26.8%
Secured debt to total assets	≤40.0%	15.6%
Consolidated income available for debt service to debt service	≥1.50	11.63
Unencumbered total asset value to total unsecured debt	≥150.0%	709.3%

As of September 30, 2025, we were in compliance with the above covenants and do not anticipate that we will be unable to meet these covenants in the near term.

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

As of September 30, 2025 we had unrestricted cash on hand of $542.7 million, $2.0 billion of remaining capacity on the senior credit facility, and a total of 391 unencumbered MH, RV, and UK properties.

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

As of September 30, 2025, our net debt to enterprise value was 18.3% (assuming conversion of all common and preferred OP units to shares of common stock). Our debt has a weighted average interest rate of 3.38% and a weighted average maturity of 7.4 years.

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

GTSC - GTSC maintains a warehouse line of credit with a maximum borrowing capacity of $275.0 million. As of September 30, 2025 and December 31, 2024, the aggregate carrying amount of debt, including both our and our partner's share, incurred by GTSC was $220.0 million (of which our proportionate share is $88.0 million), and $242.9 million (of which our proportionate share is $97.1 million), respectively. The debt bears interest at a variable rate based on a Commercial Paper or adjusted SOFR plus a margin ranging from 1.65% to 2.5% per annum and matures on December 15, 2026.

Sungenia JV - Sungenia maintains a debt facility agreement with a maximum borrowing capacity of $54.1 million Australian dollars, or $35.8 million converted at the September 30, 2025 exchange rate. As of September 30, 2025 and December 31, 2024, the aggregate carrying amount of the debt, including both our and our partners' share, incurred by Sungenia JV was $24.6 million (of which our proportionate share is approximately $12.3 million), and $25.0 million (of which our proportionate share is $12.5 million), respectively. The debt bears interest at a variable rate based on the Australian BBSY rate plus a margin ranging from 0.95% to 1.4%, subject to adjustment for additional future commitments, per annum and matures on June 30, 2027.

SUN COMMUNITIES, INC.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains various "forward-looking statements" within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act, and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this document that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events, or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as "forecasts," "intend," "goal," "estimate," "expect," "project," "projections," "plans," "predicts," "potential," "seeks," "anticipates," "should," "could," "may," "will," "designed to," "foreseeable future," "believe," "scheduled," "guidance," "target," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks, uncertainties, and other factors, both general and specific to the matters discussed in this document, some of which are beyond our control. These risks, uncertainties, and other factors may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under "Risk Factors" in our 2024 Annual Report, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2025, and in our other filings with the SEC, from time to time, such risks, uncertainties and other factors include, but are not limited to:

∙	Our liquidity and refinancing demands;
∙	Our ability to obtain or refinance maturing debt;
∙	Our ability to maintain compliance with covenants contained in our debt facilities and our unsecured notes;
∙	Availability of capital;
∙	General volatility of the capital markets and the market price of shares of our capital stock;
∙	Increases in interest rates and operating costs, including insurance premiums and real estate taxes;
∙	Difficulties in our ability to evaluate, finance, complete, and integrate acquisitions, developments, and expansions successfully;
∙	Our ability to realize the anticipated benefits of the Safe Harbor Sale, including with respect to tax strategies, or at all;
∙	Competitive market forces;
∙	The ability of purchasers of manufactured homes to obtain financing;
∙	The level of repossessions of manufactured homes;
∙	Our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
∙	Our remediation plan and our ability to remediate the material weakness in our internal control over financial reporting;
∙	Expectations regarding the amount or frequency of impairment losses;
∙	Changes in general economic conditions, including inflation, deflation, energy costs, the real estate industry, the effects of tariffs or threats of tariffs, trade wars, immigration issues, supply chain disruptions, and the markets within which we operate;
∙	Changes in foreign currency exchange rates, including between the U.S. dollar and each of the pound sterling, Canadian dollar, and Australian dollar;
∙	Our ability to maintain our status as a REIT;
∙	Changes in real estate and zoning laws and regulations;
∙	Our ability to maintain rental rates and occupancy levels;
∙	Legislative or regulatory changes, including changes to laws governing the taxation of REITs;
∙	Outbreaks of disease and related restrictions on business operations;
∙	Risks related to natural disasters such as hurricanes, earthquakes, floods, droughts, and wildfires; and
∙	Litigation, judgments or settlements, including costs associated with prosecuting or defending claims and any adverse outcomes;

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

Interest Rate Risk

Our principal market risk exposure is interest rate risk. We mitigate this risk by maintaining prudent amounts of leverage, minimizing capital costs, and interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures, which include the periodic use of derivatives. Our primary strategy in entering into derivative contracts is to minimize the variability that interest rate changes could have on our future cash flows. From time to time, we employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt. We do not enter into derivative instruments for speculative purposes. As of September 30, 2025, all of our outstanding debt obligations bore interest at fixed rates, which minimizes the impact of interest rate variability on our results of operations and cash flows in the near term. Additionally, we have exposure to long-term interest rates, which could affect the cost of refinancing existing debt or incurring additional debt in the future.

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

At September 30, 2025 and December 31, 2024, our shareholder's equity included $1.0 billion and $672.3 million from our investments and operations in the United Kingdom, Canada, and Australia which collectively represented 14.2% and 9.3% of total shareholder's equity, respectively. Based on our sensitivity analysis, a 10.0% strengthening of the U.S. dollar against the pound sterling, Canadian dollar, and Australian dollar would have caused a reduction of $103.2 million and $67.2 million to our total shareholder's equity at September 30, 2025 and December 31, 2024, respectively.

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

Based upon this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective as of that date due to a material weakness in internal control over financial reporting relating to our risk assessment process, as described below.

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

Changes in internal control over financial reporting

Except as discussed in the preceding paragraph, there were no changes in internal control over financial reporting during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COMMUNITIES, INC.
PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Legal Proceedings

We are involved in various legal proceedings. Refer to "Legal Proceedings - Class Action Litigation" and "Other Legal Proceedings" in Part I - Item 1 - Note 18, "Commitments and Contingencies," in our accompanying Notes to the Consolidated Financial Statements.

Environmental Matters

Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed an applied threshold not to exceed $1.0 million. Applying this threshold, there are no environmental matters to disclose for the three months ended September 30, 2025.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Holders of our OP units have converted the following units during the three months ended September 30, 2025:

		Three Months Ended
		September 30, 2025
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)
Common OP units	1.0000	26,215	26,215
Series A-1 preferred OP units	2.4390	392	956
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.

All of the securities described above were issued in private placements in reliance on Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.

Purchases of Equity Securities

The following table summarizes our common stock repurchases during the three months ended September 30, 2025 (in millions, except for number of shares and per share amounts):

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(2)
July 1, 2025 - July 31, 2025	772,456	$126.19	772,177	$699.7
August 1, 2025 - August 31, 2025	794,391	$125.93	794,230	$599.7
September 1, 2025 - September 30, 2025	777,465	$128.64	777,456	$499.7
Total	2,344,312	$126.92	2,343,863
(1) During the three months ended September 30, 2025, we withheld 449 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.
(2) In April 2025, we announced by press release that our Board of Directors authorized a Stock Repurchase Program under which we may repurchase up to $1.0 billion in shares of our outstanding common stock through April 30, 2026. Under the Stock Repurchase Program, we may repurchase shares of our common stock in open market transactions, through privately negotiated transactions, through one or more accelerated repurchases, or otherwise, in accordance with the terms set forth in Rule 10b5-1 and Rule 10b-18 of the Exchange Act and other applicable legal requirements. The Stock Repurchase Program does not obligate us to repurchase any specific number of shares, and we may initiate, suspend, or discontinue purchases under the Stock Repurchase Program at any time. Refer to Note 11, "Equity and Temporary Equity," for additional information regarding our Stock Repurchase Program.

SUN COMMUNITIES, INC.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA made significant changes to the U.S. federal income tax laws in various areas. Among the notable changes, the OBBBA permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017, most of which were set to expire after December 31, 2025. As a result of such extensions, individuals and other non-corporate taxpayers will continue to be entitled to a 20% deduction for certain "qualified REIT dividends" for taxable years after 2025, subject to certain requirements, and the maximum U.S. federal income tax rate on ordinary income for individuals and other non-corporate taxpayers will continue to be 37% after 2025 (before application of the 3.8% Medicare tax on "net investment income"). In addition, the OBBBA also increased the percentage limit under the REIT asset test applicable to securities of one or more taxable REIT subsidiaries from 20% to 25% for 2026 and subsequent taxable years. You are urged to consult with your own tax advisor to determine the effects of the OBBBA and the ownership and disposition of our securities or debt securities of the Operating Partnership on your individual tax situation, including any state, local, or non-U.S. tax consequences.

SUN COMMUNITIES, INC.
ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Sun Communities, Inc. Articles of Restatement	Incorporated by reference to Exhibit 3.1 to Sun Communities, Inc.'s Annual Report on Form 10-K filed on February 22, 2018
3.2	Sun Communities, Inc. Articles of Amendment effective May 18, 2023	Incorporated by reference to Exhibit 3.1 to Sun Communities, Inc.'s Current Report on Form 8-K filed on May 19, 2023
3.3	Fifth Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to Sun Communities, Inc.'s Current Report on Form 8-K filed on May 15, 2025
10.1#	Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Charles D. Young dated July 20, 2025	Incorporated by reference to Exhibit 10.1 to Sun Communities, Inc.'s Current Report on Form 8-K filed on July 23, 2025
10.2*
Credit Agreement dated September 17, 2025, among Sun Communities Operating Limited Partnership, as borrower; Sun Communities, Inc., as parent guarantor; J.P.Morgan, as Administrative Agent; Bank of America, N.A., BMO Bank, N.A., Citibank, N.A., Fifth Third Bank, National Association and Wells Fargo Bank, National Association, as Syndication Agents; PNC Bank, National Association, Regions Bank, Royal Bank of Canada, Truist Bank and US Bank National Association, as Co-Documentation Agents; JPMorgan Chase Bank, N.A., BOFA Securities, Inc., BMO Capital Markets Corp., Citibank, N.A., Fifth Third Bank, National Association and Wells Fargo Securities LLC, as Joint Bookrunners and Joint Lead Arrangers and PNC Capital Markets LLC, Regions Capital Markets, RBC Capital Markets, Truist Securities, Inc., and U.S. Bank National Association, as Joint Lead Arrangers and certain other lenders
Incorporated by reference to Exhibit 10.1 to Sun Communities, Inc.'s Current Report on Form 8-K filed on September 22, 2025
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
*Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K because such schedules and exhibits do not contain information which is material to an investment decision, or which is not otherwise disclosed in the filed agreements. The Company will furnish the omitted schedules and exhibits to the SEC upon request by the SEC.

SUN COMMUNITIES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 30, 2025	By:	/s/ Brian Loftus
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)