Form 10-K
period 2025-12-31
SUN COMMUNITIES INC
filed 2026-02-25
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the Registrant's stock held by non-affiliates of the Registrant was $15,745,164,541 (computed by reference to the closing sales price of the Registrant's common stock as of June 30, 2025). For this computation, the Registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.
Number of shares of Common Stock, $0.01 par value per share, outstanding as of February 17, 2026: 123,184,632
Documents Incorporated By Reference
Unless provided in an amendment to this Annual Report on Form 10-K, the information required by Part III is incorporated by reference to the Registrant's proxy statement to be filed pursuant to Regulation 14A, with respect to the Registrant's 2026 annual meeting of shareholders.

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
We are a fully integrated real estate investment trust ("REIT"). We own manufactured housing ("MH") and recreational vehicle ("RV") communities in the United States ("U.S."), Canada, and the UK (together with MH and RV, the "properties"). We self-administer, self-manage, operate, or hold an interest in, and develop the majority of our properties, and a select number of our communities are operated by independent third-party contractors on our behalf under management agreements. Others are operated by lessees under ground lease arrangements. Together with our affiliates and predecessors, we have been in the business of operating, acquiring, developing, and expanding MH and RV communities since 1975 and communities in the UK since 2022.
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
In the UK, our communities are referred to as "holiday parks" and are located predominantly at irreplaceable seaside destinations in the south of England. We sell homes to holiday homeowners who lease a pitch at one of our properties through a site fee license arrangement. In addition, we sell new and pre-owned homes to current and prospective customers, and provide vacation opportunities to individuals and families complemented by high-quality amenities.
As of December 31, 2025, we owned and operated, directly or indirectly, or had an interest in, a portfolio of 513 developed properties located in the U.S., Canada, and the UK, including 294 MH communities, 166 RV communities, and 53 UK communities. As of December 31, 2025, the properties contained an aggregate of 178,650 developed sites comprised of 100,150 developed MH sites, 33,330 annual RV sites (inclusive of both annual and seasonal usage rights), 23,550 transient RV sites, 17,750 UK annual sites, and 3,870 UK transient RV sites.
Our executive and principal property management office is located at 27777 Franklin Road, Suite 300, Southfield, Michigan 48034, and our telephone number is (248) 208-2500. Our Park Holidays principal office is located in Bexhill-on-Sea, East Sussex, UK. We have regional property management offices throughout the U.S. We employed an aggregate of 3,614 full and part time employees as of December 31, 2025.
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
SAFE HARBOR SALE
From 2020 through 2024, we were in the business of operating, acquiring, developing, and expanding marinas through our Safe Harbor Marinas, LLC subsidiary ("Safe Harbor"). In February 2025, we entered into a definitive agreement to sell Safe Harbor for an aggregate purchase price of approximately $5.65 billion, subject to certain adjustments (the "Safe Harbor Sale"). During the three months ended June 30, 2025, we completed the initial closing of the Safe Harbor Sale, which generated approximately $5.25 billion of pre-tax cash proceeds, net of transaction costs. The subsequent closing of the transfer of subsidiaries owning 15 of Safe Harbor's properties (the "Delayed Consent Subsidiaries") with an aggregate agreed value of approximately $250.0 million was further subject to the receipt of certain third-party consents. Subsequent to the initial closing through June 30, 2025, we completed the sale of six Delayed Consent Subsidiaries for $136.7 million. On August 29, 2025, we completed the closing of the final nine Delayed Consent Subsidiaries for $117.5 million and fully divested our investment in the Safe Harbor business. In connection with the Safe Harbor Sale, we recorded a gain of $1.5 billion during the year ended December 31, 2025. The Safe Harbor Sale accelerates our strategy of focusing on our core business. Refer to Part II, Item 7, "Liquidity And Capital Resources," and Note 2, "Assets Held for Sale and Discontinued Operations," in our accompanying Consolidated Financial Statements for additional information related to Safe Harbor and the Safe Harbor Sale.

SUN COMMUNITIES, INC.
REPORTABLE SEGMENTS
As a result of the Safe Harbor Sale, we have revised our reporting structure from a four-segment to a three-segment structure, which consists of (i) MH communities, (ii) RV communities, and (iii) communities in the UK. Additional information required by this item is incorporated herein by reference to the narrative and tabular description of segments and operating results under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10, "Segment Reporting," in our accompanying Consolidated Financial Statements.
STRUCTURE OF THE COMPANY
The Company is a REIT and the general partner of the Operating Partnership. As the sole general partner of the Operating Partnership, we generally have the power to manage and have complete control over the conduct of the Operating Partnership's affairs, and all decisions or actions made or taken by us as the general partner pursuant to the partnership agreement are generally binding upon all of the partners and the Operating Partnership.
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
As of December 31, 2025, we owned 95.7% of the OP Units and the limited partners of the Operating Partnership own the rest. The following table sets forth:
•The various series of OP units and the number of units of each series outstanding as of December 31, 2025;
•The relative ranking of the various series of OP units with respect to rights to the payment of distributions and the distribution of assets in the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Operating Partnership;
•The number of shares of our common stock issuable upon the exchange, directly or indirectly, of each OP unit of the applicable series;
•Information regarding the annual distribution rate and terms of redemption rights for each series of OP units, as applicable.

SUN COMMUNITIES, INC.

Ranking	Description	OP Units Outstanding at December 31, 2025	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption(3)	Redemption Period
1	Series A-1 preferred OP units	169,913	2.4390	6.0%	N/A	N/A
2	Series C preferred OP units	292,436	1.1100	5.0%	N/A	N/A
3	Series D preferred OP units	488,958	0.8000	4.0%	Holder's Option	Any time
4	Series E preferred OP units	80,000	0.6897	5.5%	N/A	N/A
5	Series F preferred OP units	70,000	0.6250	3.0%	Holder's Option	Any time
6	Series G preferred OP units	4,898	0.6452	3.2%	Holder's Option	Any time
7	Series H preferred OP units	560,968	0.6098	3.0%	Holder's Option	Any time
8	Series J preferred OP units	236,000	0.6061	2.85%	Holder's Option	During the 30-day period following a change of control of the Company or any time after April 21, 2026
9	Series K preferred OP units	1,000,000	0.5882(4)	4.0%	Holder's Option	Within 60 days after March 23, 2028
10	Series L preferred OP units	20,000	0.6250(5)	3.5%	N/A	N/A
11	Series A-3 preferred OP units	40,268	1.8605	4.5%	N/A	N/A
12	Common OP units	126,124,022(6)	1.0000	Same distribution rate for common stock and common OP units	N/A	N/A
(1)Exchange rates are subject to adjustment upon stock splits, recapitalizations, and similar events. The exchange rates of certain series of OP units are approximated to four decimal places. Subject to certain limitations, holders can convert certain series of OP units to shares of our common stock and to common OP units at any time.
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
(6)Of the 126,124,022 Common OP units, 123,486,747 or 97.9% were held by us, and 2,637,275 or 2.1% were owned by various limited partners.
REAL PROPERTY OPERATIONS AND COMPETITION
MH and RV Segments
An MH community is a residential subdivision with sites for the placement of manufactured homes, related improvements, and amenities. Our MH communities are designed to offer affordable housing to individuals and families, while also providing a number of lifestyle amenities. Manufactured homes are detached single-family homes that are produced off-site by manufacturers and installed on site within the community. Manufactured homes are available in a wide array of designs, providing owners with a level of customization generally unavailable in multi-family housing complexes. Modern MH communities contain improvements similar to other garden-style residential developments, including centralized entrances, paved streets, curbs, gutters, and parkways.
An RV community is a resort with sites for the placement of RVs for varied lengths of time, and in certain cases, also include vacation rental homes. Our RV communities are designed to offer affordable vacation opportunities to individuals and families, complemented by a diverse selection of high-quality amenities such as restaurants, golf courses, swimming pools, and tennis courts. We operate the majority of our RV communities under the "Sun Outdoors" brand, which we believe supports our competitive advantage in the outdoor market. Sun Outdoors offers RV sites, vacation rentals, and tent camping with world-class amenities, primarily in the U.S.
Renters at our MH and RV communities lease the site on which a manufactured home, RV, or vacation rental home is located. We typically own the underlying land, utility connections, streets, lighting, driveways, common area amenities, and other capital improvements, and are responsible for enforcement of community guidelines and maintenance. In certain MH and RV communities, we do not own all of the underlying land and operate the communities pursuant to contractual ground lease arrangements. Certain communities provide water and sewer service through public or private utility companies, while other communities provide these services to residents from on-site facilities. Each owner of a home within our properties is responsible for the maintenance of the home and leased site. As a result, our capital expenditure needs are less significant relative to multi-family rental apartment complexes.

SUN COMMUNITIES, INC.
We compete with other MH and RV communities and alternative forms of housing (such as on-site constructed homes, apartments, condominiums, and townhouses) as they provide housing alternatives to potential tenants of MH and RV communities.
UK Segment
In the UK, homeowners occupy a pitch at one of our properties through a site fee license arrangement. In addition, we sell new and pre-owned homes to current and prospective customers. We also provide vacation opportunities to individuals and families complemented by high-quality amenities. The holiday park industry in the UK is highly fragmented.
PROPERTY MANAGEMENT
Our property management strategy emphasizes intensive, detail-oriented, hands-on management by dedicated, on-site MH, RV, and UK community managers. We believe our focus on creating an exceptional resident, guest, and member experience creates a competitive advantage. It enables us to continually monitor and address concerns, the performance of competitive properties, and local market conditions. As of December 31, 2025, of our 3,614 employees, 849 were located on-site as property managers, and of those, 99.8% were full-time employees. We also selectively utilize third-party managers to oversee the operations at certain of our RV properties to further enhance the efficiency of our property management strategy. As of December 31, 2025, approximately 56 of our RV properties, or approximately 34% of our total RV properties, were managed by third-party managers.
Our MH and RV property managers in the U.S. and Canada are overseen by our Chief Operating Officer ("COO"), and a team of Senior Vice Presidents, Divisional Vice Presidents, and Regional Vice Presidents. Each Regional Vice President typically oversees seven to 17 properties and is responsible for regular property inspections, oversight of property operations and sales functions, semi-annual market surveys of competitive communities, and interaction with local manufactured home dealers. Each property manager performs regular inspections in order to monitor the physical condition of properties and to effectively address tenant concerns. In addition to an on-site manager, each district or property has on-site maintenance personnel and management support staff. We hold mandatory training sessions for all new property management personnel to ensure that policies and procedures are executed effectively and professionally. All of our property management personnel participate in on-going training to ensure that changes to policies and procedures are implemented consistently. Our internal training program has led to increased knowledge and accountability for daily operations and policies and procedures.
Our UK business is overseen by the Chief Executive Officer ("CEO") of Park Holidays, a COO, and two Regional Operations Directors who are responsible for all on-site operations in the UK.
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
SHS also leases homes to prospective tenants. As of December 31, 2025, SHS's portfolio consists of over 12,510 occupied leased homes. New and pre-owned homes are purchased for our Rental Program. Leases associated with our Rental Program generally have a term of one year. The Rental Program requires management of costs associated with repair and refurbishment of these homes as the tenants vacate and the homes are re-leased. In 2025, we received over 33,700 applications to live in our MH and RV properties, providing a significant "resident onboarding" system that allows us to market the purchase of a home to qualified applicants. Through our Rental Program, we demonstrate our product and lifestyle to the renters, while monitoring their payment history and converting qualified renters to owners.
Park Holidays also rents homes for short-stays to allow people to experience the community park and facilities. Their short-stay experiences may, in turn, lead guests to ultimately purchase a home in a Park Holidays community. Holiday makers drive the pipeline for future home sales opportunities.
Our home sales and leasing operations compete with other national and local MH dealers, and MH community owners in the U.S., and other holiday park owners in the UK.

SUN COMMUNITIES, INC.
SITE LEASES OR USAGE RIGHTS
Typical tenant leases for MH sites in the U.S. are year-to-year or month-to-month, renewable upon the consent of both parties, or, in some instances, as provided by statute. Certain of our leases, mainly at our Florida and California properties, are tied to the consumer price index or other indices as they relate to rent increases. Generally, market rate adjustments are made on an annual basis. These leases are cancellable for non-payment of rent, violation of community rules and regulations, or other specified defaults. During the five calendar years ended December 31, 2025, on average, less than 1.0% of the homes in our MH communities have been removed by their owners and 5.3% of the homes have been sold by their owners to a new owner who then assumes rental obligations as a community resident.
Site licenses for MH sites in the UK are for a term of 20, 30, or 40 years depending on the product originally purchased. The holiday homeowner must pay an annual site fee for their holiday home to remain on the property.
Typical resident agreements for RV sites are year-to-year or from move-in date until the end of the current calendar year. Generally, increases and market rate adjustments are made on an annual basis. These agreements are cancellable for non-payment of rent, violation of community rules and regulations, or other specified defaults.
ACQUISITION AND DISPOSITION STRATEGY
From 2010 through 2022, a large component of our growth was driven by acquisitions as we opportunistically purchased high-quality MH, RV, and UK properties. Beginning in 2023, we shifted our strategy toward optimizing the value of our business through achieving strong rental rate growth and operating efficiencies, while still pursuing select new acquisition and expansion opportunities that meet our capital investment criteria. In 2025, the Safe Harbor Sale advanced our strategy of focusing on our core business and enhanced our leverage profile and financial flexibility. We believe we are positioned for organic growth while also selectively pursuing MH and RV acquisition opportunities.
During the year ended December 31, 2025, we acquired 11 MH and three RV properties for total cash consideration of $457.0 million. During this period, we also sold four MH properties, three RV properties, and three development land parcels for a gross sale price of $202.6 million.
REGULATIONS AND INSURANCE
General
MH, RV, and UK properties are subject to various laws, ordinances, and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses, and other common areas. Each property has the necessary operating permits and approvals.
Insurance
With increased insurance claims across the industry and other challenging insurance industry-related market conditions, it has been more difficult and expensive to obtain insurance, in particular property insurance covering wind events, named windstorms, business interruption, floods, and earthquakes. With fewer insurers willing to provide policies, and policies increasingly including lower coverage limits, higher deductibles, and higher premiums, we have changed, and will continue to assess and adjust, as appropriate, our insurance coverage strategy. This has resulted in increased self-insurance exposure retained by the Company. We believe that the properties are covered by adequate comprehensive liability, fire, property, business interruption, general liability, and (where appropriate) flood, wind, and earthquake insurance through a combination of self-insurance and insurance provided by third-party providers with commercially reasonable coverage, including deductibles and limits. We maintain a blanket policy that covers all of our properties. We have obtained title insurance insuring fee title to the properties in an aggregate amount which we believe to be adequate. Claims made to our insurance carriers that are determined to be recoverable are classified in other receivables as incurred.
HUMAN CAPITAL MATTERS
Human capital management is key to our success, and focuses on employee retention and talent development practices. We are committed to building a culture that inspires and supports the growth of our employees, serves our communities, and shapes a more competitive business.
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

SUN COMMUNITIES, INC.
We believe we are a stronger organization when our workforce represents a broad range of ideas and experiences. As of December 31, 2025, 50% of our employees were female, 25% of our employees (excluding those in Canada and the UK) were racially or ethnically diverse, and 47% of our employees were aged 50 years and older, with approximately 26% being aged 60 years and older.
Training and Resources
We offer training and resources on cybersecurity; fair housing and anti-discrimination laws and regulation; preventing harassment, sexual harassment, and discrimination; and leadership development. We are committed to providing a total compensation package that is market-based, performance driven, fair, and internally equitable. We conduct ongoing pay equity analyses to ensure that our employees are compensated fairly. Our goal is to be competitive both within the general employment market as well as with our competitors in the real estate industry.
Our Code of Conduct and Business Ethics is grounded in our commitment to do the right thing. It serves as the foundation of our approach to ethics and compliance. Our anti-corruption compliance program is focused on conducting business in a fair, ethical, and legal manner. We do not tolerate harassing, discriminatory, or retaliatory conduct, as such conduct is inconsistent with our policies, practices, and philosophy.
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

SUN COMMUNITIES, INC.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains various "forward-looking statements" within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this document that relate to expectations, beliefs, projections, future plans and strategies, trends, or prospective events or developments, and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as "forecasts," "intend," "goal," "estimate," "expect," "project," "projections," "plans," "predicts," "potential," "seeks," "anticipates," "should," "could," "may," "will," "designed to," "foreseeable future," "believe," "scheduled," "guidance," "target," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks, uncertainties, and other factors, both general and specific to the matters discussed in this document, some of which are beyond our control. These risks, uncertainties, and other factors may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under "Risk Factors" in this Annual Report on Form 10-K, and in our other filings with the SEC, from time to time, such risks, uncertainties and other factors include, but are not limited to:
•Our liquidity and refinancing demands;
•Our ability to obtain or refinance maturing debt;
•Our ability to maintain compliance with covenants contained in our debt facilities and our unsecured notes;
•Availability of capital;
•General volatility of the capital markets and the market price of shares of our capital stock;
•Increases in interest rates and operating costs, including insurance premiums, real estate taxes, and utilities;
•Difficulties in our ability to evaluate, finance, complete, and integrate acquisitions, developments, and expansions successfully;
•Competitive market forces;
•The ability of purchasers of manufactured homes to obtain financing;
•The level of repossessions of manufactured homes;
•Our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
•Expectations regarding the amount or frequency of impairment losses;
•Changes in general economic conditions, including inflation, deflation, energy costs, the real estate industry, the effects of tariffs or threats of tariffs, wars or other international conflicts, trade wars, immigration issues, supply chain disruptions, and the markets within which we operate;
•Changes in foreign currency exchange rates, including between the U.S. dollar and each of the British pound sterling, Canadian dollar, and Australian dollar;
•Our ability to maintain our status as a REIT;
•Changes in real estate and zoning laws and regulations;
•Our ability to maintain rental rates and occupancy levels;
•Legislative or regulatory changes, including changes to laws governing the taxation of REITs;
•Outbreaks of disease and related restrictions on business operations;
•Risks related to natural disasters such as hurricanes, earthquakes, floods, droughts, and wildfires; and
•Litigation, judgments or settlements, including costs associated with prosecuting or defending claims and any adverse outcomes.
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
MATERIAL RISKS RELATING TO OUR MH, RV, AND UK BUSINESSES
General economic conditions and the concentration of our MH, RV, and UK properties in certain geographic areas may affect our ability to generate revenue.
The market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets, may significantly affect occupancy or rental rates. Occupancy and rental rates, in turn, may significantly affect our revenues, and if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flows, and ability to pay or refinance our debt obligations could be adversely affected.
As of December 31, 2025, 125 of our MH, RV, and UK communities, representing 26.4% of developed sites, are located in Florida; 89 communities, representing 19.4% of developed sites, are located in Michigan; 53 communities, representing 12.1% of developed sites, are located in the UK; 29 communities, representing 6.1% of developed sites, are located in Texas; and 37 communities, representing 4.9% of developed sites, are located in California. As a result of the geographic concentration of our communities in Florida, Michigan, the UK, Texas, and California, we are exposed to the risks of downturns in local economies or other local real estate market conditions which could adversely affect occupancy rates, rental rates, and property values in these markets.
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
The following factors, among others, may adversely affect the revenues generated by our properties:
•the international, national, and local economic climate which may be adversely impacted by, among other factors, plant closings, industry slowdowns, inflation, tariffs or threats of tariffs, wars or other international conflicts, trade wars, immigration issues, and supply chain disruptions;
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
•changes in foreign currency exchange rates, including between the U.S. dollar and each of the British pound sterling, Canadian dollar, and Australian dollar;
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

SUN COMMUNITIES, INC.
Competition affects occupancy levels and rents, which could adversely affect our revenues.
The MH and RV industries are highly-fragmented. There are many international, national, and regional competitors in the markets we currently serve and in new markets that we may enter. Our properties are located in developed areas that include other MH or RV communities. The number of competitive communities in a particular area could have a material adverse effect on our ability to lease sites and increase rents charged at our properties or at any newly acquired properties. We may be competing with others with greater resources. In addition, other forms of multi-family residential properties, such as private and federally funded or assisted multi-family housing projects and single-family housing, provide housing alternatives to potential tenants of MH or RV communities.
The cyclical and seasonal nature of the RV and UK segments may lead to fluctuations in our operating results.
The RV and UK segments can experience cycles of growth and downturn due to seasonality patterns in demand and cyclicality. Results of operations in any one period may not be indicative of results in future periods. In the RV segment, certain properties maintain higher occupancy during the summer months, while other properties maintain higher occupancy during the winter months, based on geographical considerations related to when the parks are open. The RV segment typically shows a decline in demand over the winter months, yet usually produces higher growth in the spring and summer months due to higher use by vacationers. In the UK segment, vacation rental sites generally produce higher revenues between March and October. In addition, since our RV and UK properties are designed to offer vacation opportunities, economic cyclicality resulting in a downtown that affects discretionary spending and disposable income for leisure activities could adversely affect demand. Our results on a quarterly basis can fluctuate due to this cyclicality and seasonality.
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
If any of our properties are damaged or if their operations are disrupted as a result of extreme weather or natural disasters, or if extreme weather or natural disasters adversely impact general economic or other conditions in the areas in which our properties are located or from which they draw their tenants and customers, our business, financial condition, and results of operations could be materially adversely affected.
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
In addition, changes in federal, state, local, and foreign legislation and regulation based on concerns about climate change, as well as voluntary measures we take to combat climate change, could result in increased capital expenditures at our properties. For example, these could include expenditures to improve energy efficiency, improve resistance to inclement weather and provide for infrastructure improvement to support existing and emerging low-carbon technologies. These expenditures may not result in a corresponding increase in revenue, resulting in material adverse impacts to our financial results.
We may incur liability under environmental laws arising from conditions at properties we acquire or operations at the properties we own and operate.
Under various federal, state, local, and foreign laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous substances at, on, under, or in such property. Such hazardous substances may be used at or located on our properties. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent the property, to borrow using the property as collateral or to develop the property. Persons who arrange for the disposal or treatment of hazardous substances also may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility owned or operated by another person. In addition, certain environmental laws impose liability for the management and disposal of asbestos-containing materials and for the release of such materials into the air. These laws may result in fines or penalties and may permit third parties to seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials.
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

SUN COMMUNITIES, INC.
Moreover, we cannot be sure that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our properties will not be affected by tenants and occupants of the properties, by the condition of land or operations in the vicinity of our properties (such as the presence of underground storage tanks), or by unrelated third parties. Environmental liabilities that we may incur could have an adverse effect on our financial condition, results of operations, and cash flows.
We are subject to additional risks from our international investments.
We have significant ownership in the UK through our ownership of Park Holidays and other subsidiaries. Our investments in the UK and any other international investments we may acquire, subject us to additional risks, including:
•the laws, rules, and regulations applicable in such jurisdictions outside of the U.S., including those related to property ownership by foreign entities, consumer and data protection, privacy, network security, encryption, payments, and restricting us from removing profits earned from activities within the country to the U.S. (i.e., nationalization of assets located within a country);
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
•unexpected changes in regulatory requirements, tax, tariffs, trade barriers, and other laws within jurisdictions outside the U.S. or between the U.S. and such jurisdictions;
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
We build and develop new MH and RV communities and we expand existing communities. Our construction and development pipeline may be exposed to the following risks which are in addition to those risks associated with the ownership and operation of established MH and RV communities:
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
•we may incur construction and development costs for a property which exceed our original estimates due to increased materials, labor, or other costs, which could make completing the development uneconomical and we may not be able to increase rents to compensate for the increase in development costs which may impact our profitability;
•we may be unable to secure long-term financing on completion of development resulting in increased debt service and lower profitability; and
•occupancy rates and rents at a newly developed property may fluctuate depending on several factors, including market and economic conditions, which may result in the property not being profitable.
If any of these risks occur, our business and results of operations could be adversely affected.

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
National, state, and local rent control laws in certain jurisdictions may limit our ability to increase rents at our MH properties to recover increases in operating expenses and the costs of capital improvements. Enactment of such laws has been considered from time to time in other jurisdictions. Certain properties are located, and we may purchase additional properties, in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted.
RISKS RELATED TO OUR DEBT FINANCINGS
Our debt could limit our operational flexibility or otherwise adversely affect our financial condition, and we may incur more debt in the future.
Our business is subject to risks normally associated with debt financing. As of December 31, 2025, we had approximately $4.3 billion of total debt outstanding, consisting of approximately $2.5 billion in collateralized term loans and debt that is secured by mortgage liens on 110 of our properties, and $1.8 billion of senior unsecured notes. As of December 31, 2025, 100% of our total debt was fixed rate financing. If we fail to meet our obligations under our secured debt, the lenders would be entitled to foreclose on all or some of the collateral securing such debt, which could have a material adverse effect on us and our ability to make expected distributions, and could threaten our continued viability.
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
•increases in interest rates will make obtaining new debt more expensive;
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
The terms of our financing agreements and other debt require us to comply with a number of customary financial and other covenants. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable debt even if we have satisfied our payment obligations. Our financing agreements contain certain cross-default provisions that could be triggered in the event that we default on our other debt. These cross-default provisions may require us to repay or restructure our senior credit facility in addition to any mortgage or other debt that is in default. If our properties were foreclosed upon, or if we are unable to refinance our debt at maturity or meet our payment obligations, the amount of our distributable cash flows, and our financial condition would be adversely affected.
Our senior credit facility contains various financial covenants including, but not limited to a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum secured leverage ratio. In addition to our senior credit facility, our senior unsecured notes also contain various covenants including an aggregate debt test, a secured debt test, a debt service test, and a maintenance of total unencumbered assets test. These covenants may restrict our ability to pursue certain business initiatives or certain transactions that might otherwise be advantageous. Furthermore, failure to meet certain of these financial covenants could cause an event of default under and / or accelerate some or all of such debt which could have a material adverse effect on us.

SUN COMMUNITIES, INC.
An increase in market interest rates could raise our interest costs on future debt or adversely affect our stock price, and a decrease in interest rates may lead to additional competition for the acquisition of real estate or adversely affect our results of operations.
Our interest costs for any new debt may rise if interest rates increase. This increased cost could make the financing of any new acquisition more expensive, as well as lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, an increase in interest rates could decrease our customers' access to credit, thereby decreasing the demand for manufactured homes and recreational vehicles. An increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which could adversely affect the market price of our common stock. Decreases in interest rates may lead to additional competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments. Increased competition for the acquisition of real estate may lead to a decrease in the yields on real estate targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations may be adversely affected.
Our hedging strategies may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on your investment.
We have historically used various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. These instruments involve risks, such as the risk that the counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes, that a court could rule that such agreements are not legally enforceable and that we may have to post collateral to enter into hedging transactions, which we may lose if we are unable to honor our obligations. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the REIT income tests. In addition, the nature and timing of hedging transactions may influence the effectiveness of our hedging strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. Moreover, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses that may reduce the overall return on your investment.
A downgrade in our credit ratings could have material adverse effects on our business and financial condition.
We intend to manage our operations to maintain our investment grade credit ratings from S&P Global and Moody's. These ratings are based on a number of factors, which include assessments of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flows and earnings. Changes in these factors could lead to a downgrade of our ratings, resulting in an adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our financial condition, results of operations, and liquidity.
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
Federal, state, and foreign income tax laws governing REITs and related interpretations may change at any time, and any such legislative or other actions affecting REITs could have a negative effect on us.
Federal, state, and foreign income tax laws governing REITs, or the administrative interpretations of those laws may be amended at any time. Changes to tax laws, regulations or administrative interpretations, which may be applied retroactively, could adversely affect us. We cannot predict whether, when, in what forms, or with what effective dates, the tax laws, regulations, and administrative interpretations applicable to us may be changed. Such changes could significantly affect either our ability to qualify for taxation as a REIT or the income tax consequences to us.

SUN COMMUNITIES, INC.
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
In order to qualify as a REIT, we must distribute to our shareholders at least 90% of our REIT taxable income (calculated without any deduction for dividends paid and excluding net capital gain) and to avoid federal income taxation, our distributions must not be less than 100% of our REIT taxable income, including net capital gains. As a result of the distribution requirements, we do not expect to accumulate significant amounts of cash. Accordingly, these distributions could significantly reduce the cash available to us in subsequent periods to fund our operations and future growth.
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
The maximum federal tax rate for certain qualified dividends payable to domestic shareholders that are individuals, trusts, and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this reduced rate, although Federal tax law permits a 20% deduction equal to the amount of qualifying REIT dividends received, thus bringing the maximum federal tax rate on qualifying REIT dividends to 29.6%. While this rule does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular qualified corporate dividends could cause investors who are individuals, trusts, and estates to perceive investments in REITs to be relatively less competitive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the comparative value of the stock of REITs, including our common stock and any preferred stock.
Complying with REIT requirements may cause us to forego otherwise attractive opportunities.
To remain qualified as a REIT for federal income tax purposes, we must continually satisfy requirements and tests under the tax law concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders, and the ownership of our stock. In order to meet these tests, we may be required to forego or limit attractive business or investment opportunities and distribute all of our net earnings rather than invest in attractive opportunities or hold larger liquid reserves. Therefore, compliance with the REIT requirements may hinder our ability to operate solely to maximize profits.

SUN COMMUNITIES, INC.
RISKS RELATED TO OUR STRUCTURE
Certain provisions in our governing documents may make it difficult for a third-party to acquire us.
9.8% Ownership Limit. In order to qualify and maintain our qualification as a REIT, not more than 50% of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals. Thus, ownership of more than 9.8%, in number of shares or value, of the issued and outstanding shares of our capital stock by any single shareholder has been restricted, with certain exceptions, for the purpose of maintaining our qualification as a REIT under the Code. Such restrictions in our charter do not apply to Milton M. Shiffman, Gary A. Shiffman, and Robert B. Bayer; trustees, personal representatives, and agents to the extent acting for them or their respective estates; or certain of their respective relatives.
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
We are required to establish and maintain internal control over financial reporting and disclosure controls and procedures. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US generally accepted accounting principles ("GAAP"). Disclosure controls and procedures are processes designed to ensure that information required to be disclosed is communicated to management and reported in a timely manner. We cannot be certain that we will successfully maintain adequate control over our financial reporting and disclosure controls and procedures. As described in Part II, Item 9A, "Controls and Procedures," management identified a material weakness as of December 31, 2024, which was remediated in 2025, relating to the lack of an effective risk assessment process that defined clear financial reporting objectives, that identified and evaluated risks of misstatement due to errors over certain financial reporting processes, or that developed internal controls to mitigate those risks. As part of management's evaluation of this material weakness, it had been identified that certain other deficiencies in control activities had materialized as a result of the deficiency in the Company's risk assessment.
Although such material weakness was remediated in 2025, we can give no assurances that additional material weaknesses will not occur in the future. In addition, to the extent we make additional significant acquisitions, our internal controls will become more complex and may require significantly more resources to ensure that our disclosure controls and procedures remain effective. Acquisitions can pose challenges in implementing the required processes, procedures, and controls in the operations of the companies that we acquire. Companies that are acquired by us may not have disclosure controls and procedures or internal control over financial reporting that are as thorough or effective as those required by the securities laws that currently apply to us.
If we cannot remediate future material weaknesses in a timely manner, they may adversely affect our ability to record, process, summarize, and report financial information timely and accurately and our financial statements may contain material misstatements or omissions. In addition, we may experience delays or be unable to meet our reporting obligations or to comply with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Any of these results may, among other adverse consequences, cause investors to lose confidence in our reported financial information, incur the expense of remediation, result in regulatory scrutiny, litigation, investigations or enforcement actions, limit our ability to access the capital markets, lead to a decline in our stock price, and otherwise have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
•actual or anticipated variations in our operating results, funds from operations ("FFO"), cash flows or liquidity;
•changes in expectations of future financial performance or changes in our earnings estimates or those of analysts;

SUN COMMUNITIES, INC.
•changes in our distribution policy;
•publication of research reports about us or the real estate industry generally;
•increases in market interest rates that lead purchasers of our common stock and preferred stock to demand a higher dividend yield;
•changes in foreign currency exchange rates, including between the U.S. dollar and each of the British pound sterling, Canadian dollar, and Australian dollar;
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
Many of the factors listed above are beyond our control. Those factors may cause the market price of our common stock or preferred stock to decline significantly, regardless of our financial condition, results of operations, and prospects. It is impossible to provide any assurance that the market price of our common stock or preferred stock will not fall in the future, and it may be difficult for holders to resell shares of our common stock or preferred stock at prices they find attractive, or at all. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management's attention and resources.
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
Based on the applicable conversion ratios then in effect, as of February 17, 2026, in the future we may issue to the limited partners of the Operating Partnership, up to approximately 4.6 million shares of our common stock in exchange for their OP units. The limited partners may sell such shares pursuant to registration rights, if available, or an available exemption from registration. As of February 17, 2026, there were no outstanding options to purchase shares of our common stock under our equity incentive plans, and we had the authority to issue restricted stock awards or options to purchase up to an additional 2.6 million shares of our common stock pursuant to our equity incentive plans. In addition, we have entered into an At the Market Offering Sales Agreement to sell shares of common stock. As of December 31, 2025, we have remaining capacity to sell up to an additional $725.2 million of common stock under this agreement. No prediction can be made regarding the effect that future sales of shares of our common stock or our other securities will have on the market price of shares.
Our business operations may not generate the cash needed to make distributions on our capital stock or to service our debt, and we may adjust our common stock distribution policy.
Our ability to make distributions on our common stock and preferred stock, and payments on our debt and to fund planned capital expenditures will depend on our ability to generate cash in the future. We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our common stock or preferred stock, to pay our debt, or to fund our other liquidity needs.
The decision to declare and pay distributions on shares of our common stock in the future, as well as the timing, amount, and composition of any such future distributions, will be at the sole discretion of our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions, general overall economic conditions, and other factors. Any change in our distribution policy could have a material adverse effect on the market price of our common stock.

SUN COMMUNITIES, INC.
We rely on key management.
We depend on the efforts of our executive officers, including Charles D. Young, Fernando Castro-Caratini, John B. McLaren, Bruce D. Thelen, Marc Farrugia, and Aaron Weiss. The loss of services of one or more of these executive officers could have a temporary adverse effect on our operations. We do not currently maintain or contemplate obtaining any "key-man" life insurance on our executive officers.
Cybersecurity breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
We rely intensively on information technology to account for tenant transactions, manage the privacy of tenant data, communicate internally and externally, and analyze our financial and operating results. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our tenants, clients, vendors, and employees in our facilities and on our network. In addition, we engage third-party service providers that may have access to such information in connection with providing necessary information technology and security and other business services to us. This information may include personally identifiable information such as social security numbers, banking information, and credit card information.
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
Despite our security measures, our information technology and infrastructure, as well as that of our third-party vendors, may be vulnerable to attacks by hackers (including through malware, ransomware, computer viruses, and email phishing schemes) or breached due to employee error, malfeasance, fire, flood or other physical event, or other disruptions. Furthermore, the risk of a breach or security failure, particularly through cyberattacks or cyber intrusion, has generally increased because of the rise in new technologies, including artificial intelligence, and the increased sophistication and activities of the perpetrators of attempted attacks and intrusions. Any such breach or disruption could compromise our or a third-party vendor's network and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could:
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
The development and use of artificial intelligence ("AI") in the workplace presents risks and challenges that may adversely impact our business and operating results.
We have begun leveraging AI and machine learning capabilities for our employees to use in their day-to-day operations. Failure to invest adequately in such capabilities may result in us lagging behind our competitors in terms of improving operational efficiency and achieving superior outcomes for our business and our customers. As we embark on these initiatives, we may encounter challenges such as a shortage of appropriate data to train internal AI models, a lack of skilled talent to effectively execute our strategy of leveraging AI internally, or the possibility that the tools we utilize may not deliver the intended value. Use of third-party AI tools can also bring information security, data privacy, and legal risks. Failure to successfully harness these AI tools could negatively impact our business and operating results.

SUN COMMUNITIES, INC.
Losses in excess of our insurance coverage or uninsured losses could adversely affect our operating results and cash flows and upon renewal of our insurance policies, our coverage may change and our costs may increase, including our assumption of a greater proportion of risk through self-insurance.
We have a significant concentration of MH and RV properties on coastlines and in other areas where natural disasters or other catastrophic events such as hurricanes, flash floods, sea-level rise, droughts, tornadoes, wildfires, or earthquakes could negatively impact our operating results and cash flows. We maintain comprehensive liability, fire, property, business interruption, general liability, and (where appropriate) flood and earthquake insurance, and other lines of insurance we have determined to be appropriate for our business through a combination of self-insurance and insurance provided by third-party providers with commercially reasonable coverage, including deductibles and limits. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage, and industry practice. However, certain types of losses including, but not limited to, riots or acts of war, may be either uninsurable or not economically insurable. In the event an uninsured loss occurs, we could lose both our investment in and anticipated profits and cash flows from the affected property. We would also continue to be obligated to repay any mortgage debt or other obligations related to the community. If an uninsured liability to a third party were to occur, we would incur the cost of defense and settlement with, or court ordered damages to, that third party. A significant uninsured property or liability loss could have a material adverse effect on our business and our financial condition and results of operations.
We renew our insurance policies annually. As a result of increased insurance claims across the industry and other market conditions, it has been more difficult to obtain insurance, but in particular property insurance covering named windstorms, business interruption, flood, and earthquake insurance. There are fewer insurers willing to provide policies, and policies increasingly include lower coverage limits, higher deductibles, and higher premiums. These conditions may cause us to change the types and amounts of insurance we carry and may provide us with reduced coverage and / or higher costs. This has resulted in a change in our insurance purchasing philosophy and strategy, which has resulted in the assumption of greater risks to offset insurance market fluctuations.
Expanding social media platforms present new challenges.
Social media outlets continue to grow and expand, which presents us with new risks. Adverse content about us and our properties on social media platforms could result in damage to our reputation or brand. Improper posts by employees or others could result in disclosure of confidential or proprietary information regarding our operations.
Our operations are subject to regulation under various federal, state, local, and foreign laws and regulations that may expose us to significant costs and liabilities.
Our properties and the operations at them are subject to regulation under various federal, state, local, and foreign laws and regulations. Compliance with laws and regulations that govern our operations may require expenditures and modifications of development plans and operations that could have a detrimental effect on the operations of our properties and our financial condition, results of operations, and cash flows. There can be no assurance that the application of laws, regulations, or policies, including proposed federal or state legislative or regulatory initiatives or policy recommendations that may limit or restrict ownership of housing or real estate by certain classes of institutional investors, or changes in such laws, regulations and policies, will not occur in a manner that could have a detrimental effect on any property.
We may be adversely impacted by fluctuations in foreign currency exchange rates.
Our current and future investments in and operations of UK, Canadian, and Australian, properties are or will be exposed to the effects of changes in the British pound sterling, Canadian dollar, and Australian dollar, respectively, against the U.S. dollar. Changes in foreign currency exchange rates cannot always be predicted; as a result, substantial unfavorable changes in exchange rates could have a material adverse effect on our financial condition and results of operations.
Deterioration in general economic conditions in the United States, and globally, including the effect of prolonged periods of inflation, could harm our business and results of operations.
Our business and results of operations could be adversely affected by changes in national or global economic conditions. These conditions include but are not limited to inflation, deflation, rising interest rates, availability of capital markets, energy availability and costs, the negative impacts caused by outbreaks of disease and public health crises, negative impacts resulting from military conflicts, tariffs or threats of tariffs, wars or other international conflicts, trade wars, immigration issues, supply chain disruptions, and the effects of other governmental initiatives to manage economic conditions.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

SUN COMMUNITIES, INC.
ITEM 1C. CYBERSECURITY
Risk Management
Our business operations rely on the consistent availability of our communication platforms, enterprise applications, and related systems. We have implemented protocols to ensure the secure collection, storage, and transmission of data and have invested in the development and enhancement of controls designed to prevent, detect, and respond to unauthorized access, computer viruses, malware, data exfiltration, and other threats. Cybersecurity risk management is integrated into the Company's broader enterprise risk management framework and is evaluated alongside other operational, financial, and strategic risks.
We have established an Information Security Management Committee to manage information security in accordance with the ISO 27001.2022 standard to ensure the consistent application of security principles, policy statements, and controls. By adhering to this industry standard, we manage and mitigate material risks from threats to our systems and data through the following actions:
•Partnering with reputable, recognized security firms
•Conducting regular internal and external audits and risk assessments
•Providing frequent employee security awareness training
•Conducting tabletop exercises
•Running anti-phishing and social engineering campaigns
•Deploying tools for continuous vulnerability monitoring and management
•Performing penetration testing and continuous system monitoring activities
•Conducting recovery simulations for core systems and data centers
Our comprehensive policies and procedures address critical areas including:
•Vulnerability management
•Business continuity planning
•Incidence response
•Encryption of sensitive data
•Backup and recovery
•Physical security
•User access controls
•Vendor risk management
•Teleworking protocols
•Mobile device management
•Comprehensive system monitoring
These initiatives collectively reinforce our commitment to safeguarding information and ensuring the resilience of our security infrastructure. Comprehensive contingency and recovery plans are in place to ensure the ongoing provision of services to customers in the event of a cybersecurity incident. These are tested on a regular basis against scenarios of varying degrees by both internal and external resources. Our resilience planning is designed to maintain critical business operations and customer services during and following a cybersecurity incident.
To manage vendor risk, we conduct ongoing risk assessments based on the vendor's published Systems and Operational Controls ("SOC") reports, information provided in vendor security questionnaires, and any publicly available information including ongoing litigation or external disclosures. We evaluate third-party service providers prior to engagement and perform ongoing monitoring throughout the vendor lifecycle based on risk tiering, contractual security requirements, and review of independent assurance reports.
Our incident response framework includes defined escalation protocols designed to ensure that significant cybersecurity events are promptly evaluated for potential materiality and reported to senior leadership and the Board of Directors, as appropriate. We also maintain cybersecurity insurance coverage intended to help mitigate potential losses associated with certain cybersecurity incidents.
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

SUN COMMUNITIES, INC.
Governance
Senior leadership provides the Board of Directors with ongoing security updates, which include notable changes to program plans, changes to the risk environment, information regarding material incidents that may have occurred, third-party audit reports on recent assessments of our security controls, and details regarding forward-looking plans and strategies to mitigate cyber risk. The Audit Committee of the Board of Directors provides oversight and is responsible for assessing risks to our business, in accordance with its charter. The Audit Committee engages in regular conversations with senior leadership about our security systems in order to monitor and mitigate risks from cybersecurity incidents, in accordance with our security principles and protocols. The Board of Directors and the Audit Committee receive periodic briefings, and additional updates are provided as needed in response to emerging threats or significant incidents.
The Chief Information Officer (CIO) and the Director of Information Security are directly responsible for managing cyber risk on a daily basis. The CIO reports to the Chief Administrative Officer (CAO), who oversees the Company's overall information technology strategy and governance. Executive oversight, spearheaded by the CAO, ensures strategic alignment across the organization. These leaders collectively bring significant experience across public and private sector organizations in information technology operations, cybersecurity, and risk management, including experience managing enterprise security programs and responding to cybersecurity incidents.
The Information Security Management Committee (ISMC) and Enterprise Risk Management Committees (ERM) meet regularly to provide oversight of cyber risk management functions. Committee composition includes members from cross-functional departments, including technology, innovation, human resources, accounting and finance, internal audit, operations, and executive management. Various members of these committees hold industry certifications representing expertise in information security risk and compliance management, including the Certified Information Technology Professional (CITP), Certified Information Systems Security Professional (CISSP), Certified Information Security Auditor (CISA), and Certified in Risk and Information Systems Control (CRISC) designations.
ITEM 2. PROPERTIES
As of December 31, 2025, our properties were located in the U.S., the UK, and Canada and consisted of 294 MH communities, 166 RV communities, and 53 UK communities. Most of our properties include amenities oriented toward family and retirement living. Of our 513 properties, 249 properties have 300 or more developed sites, with the largest having 2,340 developed MH and RV sites. For a list of our properties and details on properties that are encumbered, refer to "Real Estate and Accumulated Depreciation, Schedule III," included in our Consolidated Financial Statements. For details regarding our largest MH and RV markets by total sites, including occupancy rates and revenue percentages for each major market, refer to "Executive Summary" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.
As of December 31, 2025, our MH and RV properties had an occupancy rate of 97.9% excluding transient RV sites. Since January 1, 2021, our MH and RV properties have a five-year average annual turnover of homes (where the home is moved out of the community) of approximately 4.0% and a five-year average annual turnover of residents (where the resident-owned home is sold and remains within the community, typically without interruption of rental income) of approximately 5.7%. The average renewal rate for residents in our Rental Program was 68.3% for the year ended December 31, 2025.
We believe that our properties' high amenity levels, customer service loyalty, and customer retention program contribute to low turnover and generally high occupancy rates. All of the properties provide residents with attractive amenities with most offering a clubhouse, a swimming pool, and laundry facilities. Many of the properties offer additional amenities such as sauna / whirlpool spas, tennis courts, shuffleboard, basketball courts, and / or exercise rooms. Many RV communities offer incremental amenities including golf, pro shops, restaurants, waterparks, watersports, and thematic experiences.
Our MH and RV communities are principally located in the midwestern, southern, and southeastern regions of the U.S., as well as in California, in the south of England in the UK, and in Canada. We believe that geographic diversification helps to insulate the portfolio from regional economic influences. We have concentrated our properties within certain areas of the regions in order to achieve economies of scale in management and operations.
ITEM 3. LEGAL PROCEEDINGS
Legal Proceedings
We are involved in various legal proceedings. Refer to "Legal Proceedings - Class Action Litigation" and "Other Legal Proceedings" in Note 15, "Commitments and Contingencies," in our accompanying Notes to the Consolidated Financial Statements.

SUN COMMUNITIES, INC.
Environmental Matters
Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed an applied threshold not to exceed $1.0 million. Applying this threshold, there are no environmental matters to disclose for the year ended December 31, 2025.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER
PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on the New York Stock Exchange ("NYSE") since December 8, 1993, and trades under the symbol "SUI." On February 17, 2026, the closing share price of our common stock was $131.47 per share on the NYSE, and there were 522 holders of record of 123,184,632 outstanding shares of common stock.
On February 17, 2026, the following OP units of the Operating Partnership were outstanding:

OP Units	OP Units Issued and Outstanding	Exchangeable Shares of Common Stock
Series A-1 preferred OP units	154,336	376,429
Series A-3 preferred OP units	40,268	74,917
Series C preferred OP units	291,703	323,790
Series D preferred OP units	488,958	391,166
Series E preferred OP units	80,000	55,172
Series F preferred OP units	60,000	37,500
Series G preferred OP units	4,898	3,160
Series H preferred OP units	130,879	79,804
Series J preferred OP units	235,250	142,576
Series K preferred OP units	1,000,000	588,235
Series L preferred OP units	20,000	12,500
Common OP units	2,544,819	2,544,819
Total	5,051,111	4,630,068
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table reflects information about the securities authorized for issuance under our equity compensation plans as of December 31, 2025:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	—	$—	2,616,305
Total	—	$—	2,616,305

SUN COMMUNITIES, INC.
Recent Sales of Unregistered Securities
From time to time, we may issue shares of common stock or common OP units in exchange for OP units in accordance with the terms and provisions of the limited partnership agreement of the Operating Partnership. Such shares are issued based on the exchange ratios and formulas described in "Structure of the Company" under Part I, Item 1 of this Annual Report on Form 10-K. Below is the activity of conversions for the three months and year ended December 31, 2025:

		Three Months Ended December 31, 2025		Year Ended December 31, 2025
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)	Units / Shares Converted	Common Stock(1)
Common OP units	1.0000	159,875	159,875	268,595	268,595
Series A-1 preferred OP units	2.4390	—	—	6,884	16,788
Series C preferred OP units	1.1100	—	—	4,309	4,782
Series H preferred OP units	0.6098	—	—	765	465
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.
On October 1, 2025, the Company granted 7,782 shares of unrestricted stock as an inducement award in connection with Charles D. Young’s appointment as our CEO, which was granted outside of our 2015 Equity Incentive Plan in accordance with New York Stock Exchange Listed Company Manual Rule 303A.08.
All of the securities described above were issued in private placements in reliance on Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.
Purchases of Equity Securities
The following table summarizes our common stock repurchases during the three months ended December 31, 2025 (in millions, except for number of shares and per share amounts):

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(2)
October 1, 2025 - October 31, 2025	5,390	$126.97	—	$499.7
November 1, 2025 - November 30, 2025	1,864	$124.20	—	$499.7
December 1, 2025 - December 31, 2025	338,120	$124.22	312,330	$460.9
Total	345,374	$124.26	312,330
(1) During the three months ended December 31, 2025, we withheld 33,044 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.
(2) In April 2025, we announced by press release that our Board of Directors authorized a stock repurchase program (the "Stock Repurchase Program") under which we may repurchase up to $1.0 billion in shares of our outstanding common stock through April 30, 2026. Under the Stock Repurchase Program, we may repurchase shares of our common stock in open market transactions, through privately negotiated transactions, through one or more accelerated repurchases, or otherwise, in accordance with the terms set forth in Rule 10b5-1 and Rule 10b-18 of the Exchange Act and other applicable legal requirements. The Stock Repurchase Program does not obligate us to repurchase any specific number of shares, and we may initiate, suspend, or discontinue purchases under the Stock Repurchase Program at any time. Refer to Note 8, "Equity and Temporary Equity," for additional information regarding our Stock Repurchase Program.
ITEM 6. [Reserved]
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and accompanying footnotes thereto included in this Annual Report on Form 10-K. In addition to the results presented in accordance with GAAP below, we have provided net operating income ("NOI") and FFO information as supplemental performance measures. Refer to Non-GAAP Financial Measures in this Item 7 for additional information.
OVERVIEW AND OUTLOOK
We are a fully integrated REIT. As of December 31, 2025, we owned and operated, directly or indirectly, or had an interest in, a portfolio of 513 developed properties located in the U.S., Canada, and the UK including 294 MH communities, 166 RV communities, and 53 UK communities.

SUN COMMUNITIES, INC.
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
In 2025, we continued our portfolio optimization and simplification strategy by completing the Safe Harbor Sale for total net cash proceeds of $5.5 billion, generating a total gain on sale of $1.5 billion. The Safe Harbor Sale accelerates our strategy of focusing on our core business and significantly enhances our leverage profile and financial flexibility. We have deployed the majority of the cash proceeds from the Safe Harbor Sale to implement a capital allocation plan that reflects a balanced, tax-efficient approach to optimize shareholder value through significantly lower leverage, greater financial flexibility to drive sustainable cash flow growth, and a thoughtful capital return strategy. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," in our accompanying Consolidated Financial Statements for additional details related to the Safe Harbor Sale.
Pursuant to our portfolio optimization strategy, we completed targeted, growth-oriented investment and acquisition opportunities in 2025, while also continuing our targeted disposition program to divest non-strategic assets in an effort to simplify management and maintain financial flexibility. During the year ended December 31, 2025, we acquired 11 MH and three RV properties for total cash consideration of $457.0 million and repurchased the titles to all 32 UK properties that were previously controlled via ground leases for total cash consideration of $386.8 million. Also during the year, we sold four MH properties, three RV properties, and three development land parcels in the U.S. and UK for a gross sale price of $202.6 million. The property dispositions have strengthened our financial position by enabling us to reduce debt while also exiting non-core markets. We remain focused on maximizing real property income, Same Property NOI growth, and Core FFO per share growth, which we believe will enhance long-term shareholder value.
Leadership Transition
Charles D. Young began serving as our CEO and as a Director on October 1, 2025. Mr. Young succeeds Gary Shiffman, who retired as our CEO after a distinguished 40 years leading Sun Communities. We entered into an employment agreement with Mr. Young under which he will serve as our CEO for a five year term, which is automatically renewable thereafter for successive one-year terms unless either party timely terminates the agreement. Refer to the Form 8-K filed with the SEC on July 23, 2025 for additional details related to Mr. Young's employment agreement.
Mr. Shiffman will continue to serve as the Chairman of our Board of Directors. Refer to the Form 8-K filed with the SEC on December 16, 2025 for additional details related to Mr. Shiffman's transition services agreement.

SUN COMMUNITIES, INC.
EXECUTIVE SUMMARY
2025 General Overview
Key operational and financial highlights included the following:
•Completed the disposition of the Safe Harbor Marinas business for an aggregate purchase price of $5.65 billion.
•Acquired 11 MH and three RV properties for total cash consideration of $457.0 million, which was primarily sourced from 1031 exchange escrow accounts to minimize the tax impact from the Safe Harbor Sale.
•Repurchased 4.3 million shares of our common stock at an average cost of $125.62 per share for a total of $539.1 million.
•Completed the redemption of $956.5 million in outstanding unsecured senior notes, inclusive of prepayment costs of $56.5 million.
•Completed the repayment of $1.6 billion under our senior credit facility and $737.7 million of secured mortgage debt, inclusive of prepayments costs of $45.9 million.
•Entered into a new $2.0 billion multi-currency revolving credit facility that matures on January 31, 2030.
•Completed the repurchase of titles to 32 UK properties that were previously controlled via ground leases, reducing our financial liability by $355.9 million.
•Total revenues from continuing operations for 2025 were $2.3 billion, consistent with 2024 total revenues.
•Net income from continuing operations was $0.6 million in 2025, as compared to $32.9 million in 2024.
•Net income attributable to SUI common shareholders was $1.4 billion, as compared to a net income attributable to SUI common shareholders of $89.0 million in the prior year, driven primarily by a total gain of $1.5 billion from the Safe Harbor Sale in 2025.
•Achieved annual Core FFO of $6.68 per diluted share and OP unit.
•Achieved real property Same Property NOI growth of 8.9% for MH and 3.5% for the UK over 2024. For the RV segment, we experienced a decline in Same Property NOI growth of 1.4%, driven by lower than anticipated real property - transient revenues.
•Increased Same Property adjusted blended occupancy for MH and RV by 40 basis points to 99.1% as compared to 98.7% in 2024.
Property Operations
Occupancy in our MH and annual RV properties, as well as our ability to increase rental rates, directly affect revenues. Our revenue streams are predominantly derived from customers renting our sites on a long-term basis. Our Same Property communities continue to achieve revenue and occupancy increases which drive continued NOI growth.

	Year Ended December 31,
Portfolio Information:	2025	2024	2023
Occupancy % - Total Portfolio - MH and Annual RV Occupancy(1)	96.9%	97.0%	96.4%
Occupancy % - Same Property - Adjusted MH and Annual RV Occupancy(1)(2)	99.1%	98.7%	97.4%
Core FFO per share	$6.68	$6.81	$7.10
Real property NOI - Total Portfolio (in millions)	$1,058.8	$1,015.3	$976.6
Real property NOI - Same Property (in millions) - MH and RV(3)	$963.7	$911.8	$872.1
Real property NOI - Same Property (in millions) - UK	$81.6	$78.9	$69.8
(1) Occupancy percentage includes annual RV sites and excludes transient RV sites.
(2) Occupancy percentage excludes recently completed but vacant expansion sites.

SUN COMMUNITIES, INC.
Markets
Our MH and RV properties are largely concentrated in the U.S. in Florida, Michigan, Texas, and California, which collectively contain 64.7% of our total MH and RV sites. We have expanded our market share in multiple states through acquisitions and increased our property holdings in high-growth areas of the U.S. including retirement and vacation destinations. The age demographic of RV communities is attractive, as the population of retirement age adults in the U.S. is growing.
Our UK properties are located in irreplaceable coastal destination locations that are a short drive from London and other urban locations. Our UK properties are largely concentrated in England, which contain 93.2% of our total holiday parks.
The following table identifies our largest MH and RV markets by total sites:

	December 31, 2025
Major Market	Segment	Number of Properties	Total Sites	% of Total Sites	Occupancy %(1)	Revenue %
Florida	MH	68	26,600	16.9%	95.4%	15.6%
	RV	57	20,590	13.2%	100.0%	11.4%
Florida Total		125	47,190	30.1%	97.1%	27.0%
Michigan	MH	84	33,020	21.1%	97.8%	21.6%
	RV	5	1,640	1.0%	100.0%	0.7%
Michigan Total		89	34,660	22.1%	97.9%	22.3%
California	MH	26	6,210	3.9%	99.5%	5.7%
	RV	11	2,610	1.7%	100.0%	3.2%
California Total		37	8,820	5.6%	99.5%	8.9%
Texas	MH	16	8,030	5.1%	98.4%	5.8%
	RV	13	2,870	1.8%	100.0%	1.8%
Texas Total		29	10,900	6.9%	98.6%	7.6%
Connecticut	MH	15	1,850	1.2%	96.7%	0.8%
	RV	1	150	0.1%	100.0%	0.1%
Connecticut Total		16	2,000	1.3%	96.8%	0.9%
Maine	MH	9	1,670	1.0%	95.9%	0.7%
	RV	6	1,860	1.2%	100.0%	0.9%
Maine Total		15	3,530	2.2%	97.4%	1.6%
New Jersey	MH	2	310	0.2%	100.0%	0.1%
	RV	11	4,190	2.7%	100.0%	2.1%
New Jersey Total		13	4,500	2.9%	100.0%	2.2%
Arizona	MH	8	2,650	1.7%	96.8%	1.4%
	RV	3	2,350	1.5%	100.0%	1.5%
Arizona Total		11	5,000	3.2%	98.0%	2.9%
Colorado	MH	9	2,900	1.9%	92.4%	2.1%
	RV	2	970	0.6%	100.0%	0.8%
Colorado Total		11	3,870	2.5%	92.4%	2.9%
Indiana	MH	8	2,740	1.7%	98.8%	1.9%
	RV	2	1,080	0.7%	100.0%	0.8%
Indiana Total		10	3,820	2.4%	98.8%	2.7%
New York	MH	4	970	0.6%	98.7%	0.5%
	RV	6	1,980	1.3%	100.0%	1.1%
New York Total		10	2,950	1.9%	99.2%	1.6%
Maryland	MH	6	770	0.5%	99.1%	0.2%
	RV	4	1,520	1.0%	100.0%	1.7%
Maryland Total		10	2,290	1.5%	99.1%	1.9%
Other	MH	39	12,430	7.9%	98.8%	7.5%
	RV	45	15,070	9.5%	100.0%	10.0%
Other Total		84	27,500	17.4%	99.2%	17.5%
Total	MH	294	100,150	63.7%	97.2%	63.9%
	RV	166	56,880	36.3%	100.0%	36.1%
MH / RV Total		460	157,030	100.0%	97.9%	100.0%

SUN COMMUNITIES, INC.

	December 31, 2024
Major Market	Segment	Number of Properties	Total Sites	% of Total Sites	Occupancy %(1)	% Revenue
Florida	MH	70	25,800	16.7%	96.6%	15.5%
	RV	57	19,650	12.7%	100.0%	11.5%
Florida Total		127	45,450	29.4%	97.9%	27.0%
Michigan	MH	80	31,890	20.6%	97.6%	20.6%
	RV	5	1,640	1.1%	100.0%	0.7%
Michigan Total		85	33,530	21.7%	97.7%	21.3%
California	MH	26	6,210	4.0%	99.2%	5.6%
	RV	11	2,620	1.7%	100.0%	3.3%
California Total		37	8,830	5.7%	99.3%	8.9%
Texas	MH	16	8,030	5.2%	97.0%	5.5%
	RV	13	2,880	1.9%	100.0%	2.0%
Texas Total		29	10,910	7.1%	97.4%	7.5%
Connecticut	MH	15	1,850	1.2%	95.7%	0.8%
	RV	1	150	0.1%	100.0%	0.1%
Connecticut Total		16	2,000	1.3%	95.8%	0.9%
Maine	MH	9	1,670	1.1%	95.7%	0.7%
	RV	6	1,860	1.2%	100.0%	1.0%
Maine Total		15	3,530	2.3%	97.2%	1.7%
New Jersey	MH	2	310	0.2%	100.0%	0.1%
	RV	9	3,690	2.4%	100.0%	2.1%
New Jersey Total		11	4,000	2.6%	100.0%	2.2%
Arizona	MH	8	2,640	1.7%	96.2%	1.5%
	RV	3	2,360	1.5%	100.0%	1.5%
Arizona Total		11	5,000	3.2%	97.6%	3.0%
Colorado	MH	9	2,900	1.9%	90.4%	2.0%
	RV	2	980	0.6%	100.0%	0.8%
Colorado Total		11	3,880	2.5%	90.5%	2.8%
Indiana	MH	9	2,870	1.9%	99.2%	1.9%
	RV	2	1,090	0.7%	100.0%	0.8%
Indiana Total		11	3,960	2.6%	99.2%	2.7%
New York	MH	4	970	0.6%	98.5%	0.5%
	RV	6	2,210	1.5%	100.0%	1.2%
New York Total		10	3,180	2.1%	99.0%	1.7%
Maryland	MH	2	340	0.2%	98.8%	0.2%
	RV	4	1,540	1.0%	100.0%	1.7%
Maryland Total		6	1,880	1.2%	99.1%	1.9%
Other	MH	37	11,950	7.7%	99.0%	7.7%
	RV	48	16,260	10.6%	100.0%	10.7%
Other Total		85	28,210	18.3%	99.4%	18.4%
Total	MH	287	97,430	63.0%	97.3%	62.6%
	RV	167	56,930	37.0%	100.0%	37.4%
MH / RV Total		454	154,360	100.0%	98.0%	100.0%
The following table identifies our holiday park markets in the UK by total sites:

	December 31, 2025					December 31, 2024
Major Market	Number of Properties	Total Sites	% of Total Sites	Occupancy %(1)	% Revenue	Number of Properties	Total Sites	% of Total Sites	Occupancy %(1)	% Revenue
England	50	20,150	93.2%	89.0%	92.3%	50	20,560	93.3%	89.6%	89.1%
Scotland / Wales	3	1,470	6.8%	91.4%	7.7%	3	1,470	6.7%	90.5%	10.9%
Total	53	21,620	100.0%	89.1%	100.0%	53	22,030	100.0%	89.7%	100.0%
(1) Occupancy percentage excludes transient RV sites. Percentage calculated by dividing revenue producing sites by developed sites. A revenue producing site is defined as a site that is occupied by a paying resident or reserved by a customer with annual or seasonal usage rights. A developed site is defined as an adequately sized parcel of land that has road and utility access which is zoned and licensed (if required) for use as a home site.

SUN COMMUNITIES, INC.
NON-GAAP FINANCIAL MEASURES
In addition to the results reported in accordance with GAAP in our "Results of Operations" below, we have provided information regarding NOI and FFO as supplemental performance measures. We believe NOI and FFO are appropriate measures given their wide use by and relevance to investors and analysts. Investors and analysts following the real estate industry use these supplemental non-GAAP measures to assess REITs. NOI provides a measure of rental operations and does not factor in depreciation, amortization, and non-property specific expenses such as general and administrative expenses. FFO, reflecting the assumption that real estate values rise or fall with market conditions, principally adjusts net income for the effects of GAAP depreciation / amortization of real estate assets and gains or losses on real estate dispositions. In addition, NOI, and FFO are commonly used in various ratios, pricing multiples / yields and returns, and valuation calculations used to measure financial position, performance, and value.
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
We believe that GAAP net income (loss) is the most directly comparable measure to NOI. NOI should not be considered to be an alternative to GAAP net income (loss) as an indication of our financial performance or GAAP net cash provided by operating activities as a measure of our liquidity; nor is it indicative of funds available for our cash needs, including our ability to make cash distributions. Because of the inclusion of items such as interest, depreciation, and amortization, the use of GAAP net income (loss) as a performance measure is limited as these items may not accurately reflect the actual change in market value of a property, in the case of depreciation and in the case of interest, may not necessarily be linked to the operating performance of a real estate asset, as it is often incurred at a parent company level and not at a property level.
Same Property NOI - This is a key management tool used when evaluating the performance and growth of our Same Property portfolio. We define same properties as those we have owned and operated continuously since January 1, 2024. Same properties exclude ground-up development properties, acquired properties, properties classified as discontinued operations, and properties sold after December 31, 2023. The Same Property data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations. Same Property NOI does not include the revenues and expenses related to home sales and ancillary activities at the properties. We believe that Same Property NOI is helpful to investors as a supplemental comparative performance measure of the income generated from the Same Property portfolio from one period to the next. For the UK segment, we present Same Property NOI growth rate information on a constant currency basis to provide a framework for assessing how our underlying properties performed after excluding the effects of changes in exchange rates. We believe that the presentation of UK Same Property NOI on a constant currency basis helps to improve the ability to understand our performance because it excludes the effects of foreign currency volatility which are not indicative of our core operating results in the region.
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
Core FFO - In addition to FFO, we use FFO excluding certain gain and loss items that management considers unrelated to the operational and financial performance of our core business ("Core FFO") to evaluate our performance. These adjustments include acquisition and other transaction costs, gains and losses from the early extinguishment of debt, costs related to catastrophic weather events, net of insurance recoveries, gains and losses on foreign currency exchanges, and other miscellaneous non-comparable items.

SUN COMMUNITIES, INC.
We believe that FFO and Core FFO provide enhanced comparability for investor evaluations of period-over-period results. We believe that GAAP net income (loss) is the most directly comparable measure to FFO. The principal limitation of FFO is that it does not replace GAAP net income (loss) as a financial performance measure or GAAP cash flow from operating activities as a measure of our liquidity. Because FFO excludes significant economic components of GAAP net income (loss) including depreciation and amortization, FFO should be used as a supplement to GAAP net income (loss) and not as an alternative to it. Furthermore, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. FFO is calculated in accordance with our interpretation of standards established by Nareit, which may not be comparable to FFO reported by other REITs that interpret the Nareit definition differently. Certain financial information has been revised to reflect reclassifications in prior periods to conform to current period presentation.
RESULTS OF OPERATIONS
Summary Statements of Operations
The following tables reconcile the Net income / (loss) attributable to SUI common shareholders to NOI and summarize our consolidated financial results (in millions):

	Year Ended December 31,
	2025	2024	2023
Net Income / (Loss) Attributable to SUI Common Shareholders	$1,361.2	$89.0	$(213.3)
Interest income	(48.5)	(20.1)	(44.8)
Brokerage commissions and other revenues, net	(24.0)	(34.9)	(53.6)
General and administrative	236.7	230.5	213.5
Catastrophic event-related charges, net	1.2	23.6	(3.4)
Business combination expense	—	—	3.0
Depreciation and amortization	507.9	490.5	494.1
Asset impairments	386.7	66.7	5.6
Goodwill impairment	—	180.8	369.9
Loss on extinguishment of debt	104.0	1.4	—
Interest expense	221.0	350.3	325.7
Interest on mandatorily redeemable preferred OP units / equity	—	—	3.3
Loss on remeasurement of marketable securities	—	—	16.0
(Gain) / loss on foreign currency exchanges	(26.7)	25.8	0.3
Gain on disposition of properties	(5.1)	(202.9)	(11.0)
Other (income) / expense, net	(133.9)	6.8	7.3
Loss on remeasurement of notes receivable	1.6	36.4	106.7
Income from nonconsolidated affiliates	(16.4)	(9.5)	(16.0)
(Gain) / loss on remeasurement of investment in nonconsolidated affiliates	0.9	(6.6)	4.2
Current tax expense	10.8	3.6	13.7
Deferred tax benefit	(60.0)	(39.6)	(22.9)
Net income from discontinued operations, net	(1,429.6)	(74.2)	(82.3)
Add: Preferred return to preferred OP units / equity interests	12.6	12.8	12.3
Add: Income / (loss) attributable to noncontrolling interests	56.4	5.3	(8.1)
NOI	$1,156.8	$1,135.7	$1,120.2

	Year Ended December 31,
	2025	2024	2023
Real property NOI(1)	$1,058.8	$1,015.3	$976.6
Home sales NOI(1)	70.0	96.8	114.3
Ancillary NOI(1)	28.0	23.6	29.3
NOI	$1,156.8	$1,135.7	$1,120.2
(1) Excludes properties classified as discontinued operations. During the years ended December 31, 2025, 2024, and 2023 our marina properties generated total NOI of $93.7 million, $322.7 million, and $312.0 million, respectively, which was recorded within Income from discontinued operations, net on the Consolidated Statements of Operations. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," for additional information.

SUN COMMUNITIES, INC.
Seasonality of Revenue
The RV and UK segments are seasonal and the results of operations in any one period may not be indicative of results in future periods.
In the RV segment, certain properties maintain higher occupancy during the summer months, while other properties maintain higher occupancy during the winter months. Based on the location of our properties with transient RV sites, our portfolio generally produces higher revenues between April and September than between October and March. In the UK segment, vacation rental sites generally produce higher revenues between March and October. The following table presents the seasonality of real property-transient revenue:

	Real property - transient revenue (in millions)	For the Three Months Ended
Year		March 31	June 30	September 30	December 31	Total
2025	$282.8	10.8%	28.8%	47.2%	13.2%	100.0%
2024	$296.4	12.7%	27.6%	46.6%	13.1%	100.0%
2023	$321.4	12.4%	27.8%	47.3%	12.5%	100.0%
Real Property Operations - Total Portfolio
The following tables reflect certain financial and other information for our real estate operations by segment (in millions, except for statistical information):

	Year Ended December 31, 2025				Year Ended December 31, 2024
	MH	RV	UK	Total	MH	RV	UK	Total
Revenues
Real property (excluding transient)	$1,012.5	$337.2	$133.3	$1,483.0	$956.2	$318.8	$132.2	$1,407.2
Real property - transient	1.0	229.4	52.4	282.8	1.2	249.7	45.0	295.9
Total operating revenues	1,013.5	566.6	185.7	1,765.8	957.4	568.5	177.2	1,703.1
Expenses
Property operating expenses	321.8	280.2	105.0	707.0	314.1	275.6	98.1	687.8
Real Property NOI	$691.7	$286.4	$80.7	$1,058.8	$643.3	$292.9	$79.1	$1,015.3

	As of December 31, 2025				As of December 31, 2024
	MH	RV	UK	Total	MH	RV	UK	Total
Number of Properties	294	166	53	513	287	167	53	507
Sites
Sites(1)	100,150	33,330	17,750	151,230	97,430	32,100	17,690	147,220
Transient sites	N/A	23,550	3,870	27,420	N/A	24,830	4,340	29,170
Total	100,150	56,880	21,620	178,650	97,430	56,930	22,030	176,390
Occupancy	97.2%	100.0%	89.1%	96.9%	97.3%	100.0%	89.7%	97.0%
N/A = Not applicable.
(1) MH annual sites included 12,518 and 10,923 rental homes in our Rental Program at December 31, 2025 and 2024, respectively. Our investment in occupied rental homes at December 31, 2025 was $921.3 million, an increase of 17.7% from $783.0 million at December 31, 2024.
For the year ended December 31, 2025, the $43.5 million, or 4.3%, increase in Real Property NOI as compared to the same period in 2024, consists of an increase of $56.0 million from Same Property MH, and an increase of $2.7 million from Same Property UK, partially offset by an NOI decrease of $11.1 million, net from properties outside of the Same Property population due to portfolio disposition activity that took place in 2024, primarily driven by the disposition of 10 MH properties for total gross sales proceeds of $349.1 million.
Real Property Operations - North America Same Property Portfolio
In order to evaluate the growth of the Same Property portfolio, management has classified certain items differently than our GAAP statements. The reclassification difference between our GAAP statements and our Same Property portfolio is the reclassification of utility revenues from real property revenue to operating expenses. A significant portion of our utility charges are re-billed to our residents. Additionally, for the UK segment, the amounts in the tables below reflect constant currency for comparative purposes.

SUN COMMUNITIES, INC.
The following tables reflect certain financial and other information for our Same Property MH and RV portfolios as of and for the years ended December 31, 2025 and 2024 (in millions, except for statistical information):

	Year Ended December 31,
	2025			2024			Total Change	% Change(2)
	MH(1)	RV(1)	Total	MH(1)	RV(1)	Total		MH	RV	Total
Same Property Revenues
Real property (excluding transient)	$927.4	$305.7	$1,233.1	$865.0	$284.4	$1,149.4	$83.7	7.2%	7.5%	7.3%
Real property - transient	1.0	214.4	215.4	1.1	235.5	236.6	(21.2)	(13.7)%	(9.0)%	(9.0)%
Total Same Property operating revenues	928.4	520.1	1,448.5	866.1	519.9	1,386.0	62.5	7.2%	—%	4.5%
Same Property Expenses
Same Property operating expenses(1)(3)	241.5	243.3	484.8	235.2	239.0	474.2	10.6	2.7%	1.8%	2.2%
Real Property NOI	$686.9	$276.8	$963.7	$630.9	$280.9	$911.8	$51.9	8.9%	(1.4)%	5.7%

	Year Ended December 31,
	2024			2023			Total Change	% Change(2)
	MH	RV	Total	MH	RV	Total		MH	RV	Total
Same Property Revenues
Real property (excluding transient)	$865.6	$281.3	$1,146.9	$810.5	$253.3	$1,063.8	$83.1	6.8%	11.1%	7.8%
Real property - transient	1.2	222.4	223.6	1.3	249.9	251.2	(27.6)	(9.2)%	(11.0)%	(11.0)%
Total Same Property operating revenues	866.8	503.7	1,370.5	811.8	503.2	1,315.0	55.5	6.8%	0.1%	4.2%
Same Property Expenses
Same Property operating expenses(1)(3)	235.2	231.3	466.5	220.1	222.8	442.9	23.6	6.8%	3.8%	5.3%
Real Property NOI	$631.6	$272.4	$904.0	$591.7	$280.4	$872.1	$31.9	6.7%	(2.8)%	3.7%
(1) We net certain utilities revenues (which include utility reimbursement revenues from residents) against related utility expenses in property operating expenses as follows (in millions):

	Year Ended December 31, 2025			Year Ended December 31, 2024
	MH	RV	Total	MH	RV	Total
Utility revenue netted against related utility expense	$75.3	$20.2	$95.5	$71.5	$19.0	$90.5

	Year Ended December 31, 2024			Year Ended December 31, 2023
	MH	RV	Total	MH	RV	Total
Utility revenue netted against related utility expense	$71.5	$18.9	$90.4	$67.9	$18.5	$86.4
(2) Percentages are calculated based on unrounded numbers.
(3) Total Same Property operating expenses consist of the following components for the periods shown (in millions), and exclude amounts invested into recently acquired properties to bring them up to our standards.

	Year Ended December 31,				Year Ended December 31,
	2025	2024	Change	% Change(3)	2024	2023	Change	% Change(3)
Payroll and benefits	$141.2	$142.2	$(1.0)	(0.7)%	$139.8	$144.6	$(4.8)	(3.3)%
Real estate taxes	99.7	93.0	6.7	7.2%	92.7	86.4	6.3	7.3%
Supplies and repairs	76.3	74.3	2.0	2.8%	73.2	62.9	10.3	16.4%
Utilities	72.6	69.1	3.5	5.0%	67.2	63.6	3.6	5.7%
Legal, state / local taxes, and insurance	44.0	44.7	(0.7)	(1.6)%	44.4	45.6	(1.2)	(2.9)%
Other	51.0	50.9	0.1	(0.3)%	49.2	39.8	9.4	23.6%
Total Same Property Operating Expenses	$484.8	$474.2	$10.6	2.2%	$466.5	$442.9	$23.6	5.3%

SUN COMMUNITIES, INC.

	As of December 31,				As of December 31,
	2025		2024		2024		2023
	MH	RV	MH	RV	MH	RV	MH	RV
Number of Properties1)	280	156	280	156	283	150	283	150
Sites
MH and Annual RV sites	96,460	31,430	96,680	31,010	96,640	31,070	96,370	29,400
Transient RV sites	N/M	21,560	N/M	22,550	N/M	21,620	N/M	22,710
Total	96,460	52,990	96,680	53,560	96,640	52,690	96,370	52,110
MH & Annual RV Occupancy
Occupancy(2)	98.1%	100.0%	97.5%	100.0%	97.6%	100.0%	97.1%	100.0%
Average monthly base rent per site	$745	$682	$708	$652	$708	$654	$671	$617
% change in monthly base rent(3)	5.2%	4.6%	N/A	N/A	5.5%	6.0%	N/A	N/A
Rental Program Statistics included in MH:
Number of occupied sites, end of period(4)	11,930	N/A	10,780	N/A	10,630	N/A	9,830	N/A
Monthly rent per site - MH Rental Program	$1,384	N/A	$1,346	N/A	$1,344	N/A	$1,300	N/A
% change(4)	2.8%	N/A	N/A	N/A	3.4%	N/A	N/A	N/A
N/M = Not meaningful. N/A = Not applicable.
(1) Includes one MH property that was sold on December 30, 2025 and therefore included in 2025 full year Same Property results.
(2) Same Property adjusted blended occupancy for MH and RV combined increased to 99.1% at December 31, 2025, from 98.7% at December 31, 2024. The 40 basis point increase was driven by MH expansion fills and the conversion of transient RV sites to annual sites. Same Property blended occupancy for MH and RV was 98.6% at December 31, 2025, an increase of 50 basis points from 98.1% at December 31, 2024. Same Property blended occupancy for MH and RV increased by 160 basis points at 99.0% at December 31, 2024 from 97.4% at December 31, 2023.
(3) Calculated using actual results without rounding.
(4) Occupied rental program sites in Same Property are included in total sites.
Real Property Operations - UK Same Property Portfolio
The following tables reflect certain financial and other information for our Same Property UK portfolio as of and for the years ended December 31, 2025 and 2024 (in millions, except for statistical information):

	Year Ended December 31,			Year Ended December 31,
	2025	2024	% Change(2)	2024	2023	% Change(2)
Same Property Revenues
Real property (excluding transient)	$109.9	$105.7	4.1%	$102.4	$95.5	7.2%
Real property - transient	50.0	46.6	7.1%	44.7	42.7	4.8%
Total Same Property operating revenues	159.9	152.3	5.0%	147.1	138.2	6.5%
Same Property Expenses
Same Property operating expenses(3)	78.3	73.4	6.6%	71.1	68.4	3.9%
Real Property NOI(1)	$81.6	$78.9	3.5%	$76.0	$69.8	9.0%

Number of properties	51	51	—	51	51	—
(1) Same Property results for our UK properties reflect constant currency for comparative purposes. British pound sterling figures in the prior comparative period have been translated at the average exchange rate of $1.3183 USD per GBP, during year ended December 31, 2025. Prior to constant currency adjustments, UK Same Property NOI increased by 7.3% during the year ended December 31, 2025.
(2) Percentages are calculated based on unrounded numbers.
(3) We net certain utility revenues (which include utility reimbursement revenues from residents) against related utility expenses in property operating expenses as follows (in millions):

	Year Ended December 31,		Year Ended December 31,
	2025	2024	2024	2023
Utility revenue netted against related utility expense	$20.3	$18.5	$17.9	$16.8

SUN COMMUNITIES, INC.

	As of December 31,		As of December 31,
	2025	2024	2024	2023
Number of Properties	51	51	51	51
Sites
UK	16,910	16,980	16,500	16,210
UK Transient	3,270	3,380	3,210	3,120
Occupancy(1)	89.2%	89.7%	89.6%	90.3%
Average monthly base rent per site	$585	$562	$544	$502
% change in monthly base rent(2)	4.1%	N/A	8.4%	N/A
(1) Adjusting for recently delivered and vacant expansion sites, Same Property adjusted occupancy decreased by 30 basis points year over year, to 89.7% at December 31, 2025, from 90.0% at December 31, 2024.
(2) Calculated using actual results without rounding.
For the years ended December 31, 2025 and 2024:
•The MH segment's increase in NOI of $56.0 million, or 8.9% when compared to the same period in 2024, is primarily due to an increase in real property (excluding transient) revenue of $62.4 million, or 7.2% and NOI outperformance in our Rental Program. Real property (excluding transient) revenue increased primarily due to a 5.2% increase in monthly base rent.
•The RV segment's decrease in NOI of $4.1 million, or 1.4% when compared to the same period in 2024, is primarily due an increase in Same Property operating expenses of $4.3 million or 1.8% and a decrease in real property transient revenue of $21.1 million or 9.0%, partially offset by an increase in real property (excluding transient) revenue of $21.3 million or 7.5% due to conversions of transient RV sites to annual RV sites. The increase in Same Property operating expenses was primarily due to increases in utilities, real estate taxes, and other expenses.
•The UK segment increase in NOI of $2.7 million, or 3.5% when compared to the same period in 2024 is primarily due to a $4.2 million, or 4.1%, increase in real property (excluding transient) revenue and a $3.4 million, or 7.1%, increase in real property transient revenue; partially offset by an increase in Same Property operating expenses of $4.9 million, or 6.6%. The increase in real property (excluding transient) revenue was primarily due to a 4.1% increase in monthly base rent per site. The increase in Same Property operating expenses was primarily due to increases in payroll wages, utilities, and other expenses.
For the years ended December 31, 2024 and 2023:
•The Same Property data for the comparative period includes all properties that we owned and operated continuously since January 1, 2023, exclusive of ground-up development and redevelopment properties recently completed or under construction, and other properties as determined by management.
•The MH segment's increase in NOI of $39.9 million, or 6.7% when compared to the same period in 2023, is primarily due to an increase in real property (excluding transient) revenue of $55.1 million, or 6.8%. Real property (excluding transient) revenue increased due to a 5.5% increase in monthly base rent.
•The RV segment's decrease in NOI of $8.0 million, or 2.8% when compared to the same period in 2023, is primarily due to a decrease in real property transient revenue of $27.5 million, or 11.0%, and an increase in Same Property operating expenses of $8.5 million or 3.8%, partially offset by an increase in real property (excluding transient) revenue of $28.0 million or 11.1%. The increase in Same Property operating expenses was primarily due to an increase in supplies and repairs expense and other expenses. The increase in real property (excluding transient) revenue was primarily due to a 6.0% increase in monthly base rent and conversions of transient RV sites to annual RV sites.
•The UK segment increase in NOI of $6.2 million, or 9.0%, when compared to the same period in 2023, is primarily due to a $6.9 million, or 7.2%, increase in real property (excluding transient) revenue partially offset by an increase in Same Property operating expenses of $2.7 million, or 3.9%. The increase in real property (excluding transient) revenue was primarily due to an 8.4% increase in monthly base rent per site.

SUN COMMUNITIES, INC.
Home Sales Summary
We sell new and pre-owned homes to current and prospective residents and customers in our communities. This inventory is purchased from manufacturers, lenders, dealers, and former residents or customers.
The following table reflects certain financial and statistical information for our home sales program (in millions, except for average selling prices and other information):

	Year Ended December 31,
	2025	2024	Change	% Change
Financial Information
North America
Home sales	$140.4	$181.1	$(40.7)	(22.5)%
Home cost and selling expenses	120.1	145.7	(25.6)	(17.6)%
NOI	$20.3	$35.4	$(15.1)	(42.7)%
NOI margin %	14.5%	19.5%	(5.0)%
UK
Home sales	$193.4	$188.8	$4.6	2.4%
Home cost and selling expenses	143.7	127.4	16.3	12.8%
NOI	$49.7	$61.4	$(11.7)	(19.1)%
NOI margin %	25.7%	32.5%	(6.8)%
Total
Home sales	$333.8	$369.9	$(36.1)	(9.8)%
Home cost and selling expenses	263.8	273.1	(9.3)	(3.4)%
NOI	$70.0	$96.8	$(26.8)	(27.7)%
NOI margin %	21.0%	26.2%	(5.2)%
Other information
Units Sold:
North America	1,564	2,001	(437)	(21.8)%
UK	2,803	2,948	(145)	(4.9)%
Total home sales	4,367	4,949	(582)	(11.8)%
Average Selling Price:
North America	$89,770	$90,505	$(735)	(0.8)%
UK	$68,998	$64,043	$4,955	7.7%
NOI - North America
For the year ended December 31, 2025, the 42.7% decrease in NOI is primarily driven by a 21.8% decrease in total home sales volume as compared to the same period in 2024, primarily driven by fewer available sites in conjunction with reduced expansion and development activity.
NOI - UK
For the year ended December 31, 2025, the 19.1% decrease in NOI is primarily driven by a 6.8% decrease in NOI margin and a 4.9% decrease in total home sales volume, partially offset by a 7.7% increase in average selling price, as compared to the same period in 2024, primarily driven by increased competition in the region and changes in the mix of homes sold.

SUN COMMUNITIES, INC.
Other Items - Statements of Operations(1)
The following table summarizes other income and expenses (amounts in millions):

	Year Ended December 31,
	2025	2024	Change	% Change
Other Revenues
Ancillary, net	$28.0	$23.6	$4.4	18.6%
Interest	$48.5	$20.1	$28.4	141.3%
Brokerage commissions and other, net	$24.0	$34.9	$(10.9)	(31.2)%
Other Expenses
General and administrative expense	$236.7	$230.5	$6.2	2.7%
Catastrophic event-related charges, net	$1.2	$23.6	$(22.4)	(94.9)%
Depreciation and amortization	$507.9	$490.5	$17.4	3.5%
Asset impairments	$386.7	$66.7	$320.0	479.8%
Goodwill impairment	$—	$180.8	$(180.8)	(100.0)%
Loss on extinguishment of debt	$104.0	$1.4	$102.6	N/M
Interest	$221.0	$350.3	$(129.3)	(36.9)%
Other Items
Gain / (loss) on foreign currency exchanges	$26.7	$(25.8)	$52.5	N/M
Gain on dispositions of properties	$5.1	$202.9	$(197.8)	(97.5)%
Other income / (expense), net	$133.9	$(6.8)	$140.7	N/M
Loss on remeasurement of notes receivable	$(1.6)	$(36.4)	$34.8	(95.6)%
Income from nonconsolidated affiliates	$16.4	$9.5	$6.9	72.6%
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates	$(0.9)	$6.6	$(7.5)	N/M
Current tax expense	$(10.8)	$(3.6)	$(7.2)	200.0%
Deferred tax benefit	$60.0	$39.6	$20.4	51.5%
Income from discontinued operations, net	$1,429.6	$74.2	$1,355.4	N/M
Preferred return to preferred OP units / equity interests	$12.6	$12.8	$(0.2)	(1.6)%
Income attributable to noncontrolling interests	$56.4	$5.3	$51.1	N/M
(1)Only items determined by management to be material, of interest, or unique to the periods disclosed above are explained below.
N/M = Percentage change is not meaningful.
Interest income - for the year ended December 31, 2025, increased due to the interest earned on our increased cash balances driven by proceeds received from the Safe Harbor Sale.
Brokerage commissions and other, net - for the year ended December 31, 2025, decreased primarily due to decreased business interruption insurance proceeds received as compared to the prior year. Refer to Note 15, "Commitments and Contingencies," in our accompanying Consolidated Financial Statements for additional information.
Catastrophic event-related charges, net - for the year ended December 31, 2025, decreased primarily due to asset impairment and debris removal charges, net of insurance recoveries in the prior year, driven by Hurricanes Helene and Milton, and flooding at an RV community in New Hampshire.
Asset impairments - for the year ended December 31, 2025, increased due to asset impairment charges at 22 properties, primarily within the RV and UK segments, driven by, in certain cases, a change in strategic plan for the properties, and in other cases, a decrease in projected future cash flows for the properties. Refer to Note 14, "Fair Value Measurements," in our accompanying Consolidated Financial Statements for additional information.
Goodwill impairment - there were no goodwill impairment charges for the year ended December 31, 2025, as compared to goodwill impairment charges of $180.8 million in the prior year, driven by declines in the fair value of our Park Holidays reporting unit within the UK reporting segment. Refer to Note 5, "Goodwill and Other Intangible Assets," in our accompanying Consolidated Financial Statements for additional information.
Loss on extinguishment of debt - for the year ended December 31, 2025, increased primarily due to the recognition of early extinguishment premiums of $102.4 million in the current year, due to the settlement of $3.3 billion of debt obligations using proceeds generated from the Safe Harbor Sale. Refer to Note 7, "Debt and Line of Credit," in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.
Interest expense - for the year ended December 31, 2025, decreased primarily due to the settlement of $3.3 billion in debt obligations using proceeds generated from the Safe Harbor Sale. Refer to Note 7, "Debt and Line of Credit," in our accompanying Consolidated Financial Statements for additional information.
Gain / (loss) on foreign currency exchanges - for the year ended December 31, 2025, was a gain of $26.7 million, as compared to a loss of $25.8 million during the same period in 2024, primarily due to a gain of $14.4 million from the settlement of six foreign currency forward swaps, as well as the weakening of the U.S. dollar versus the British pound sterling. Refer to Note 13, "Derivative Financial Instruments," in our accompanying Consolidated Financial Statements for additional information.
Gain on dispositions of properties - for the year ended December 31, 2025, was a gain of $5.1 million, as compared to a gain of $202.9 million during the same period in 2024, driven by property dispositions in each period. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.
Other income / (expense), net - for the year ended December 31, 2025, was income of $133.9 million, as compared to an expense of $6.8 million during the same period in 2024, primarily due to a gain of $68.5 million from an insurance settlement, and long-term lease termination gains of $51.8 million from the repurchase of titles to 32 UK properties previously controlled via ground leases. Refer to Note 15, "Commitments and Contingencies," and Note 16, "Leases," in our accompanying Consolidated Financial Statements for additional information.
Loss on remeasurement of notes receivable - for the year ended December 31, 2025, decreased, primarily due to a fair value adjustment loss of $35.2 million in the prior year related to the sale of a portfolio of RV communities. Refer to Note 4, "Notes and Other Receivables," in our accompanying Consolidated Financial Statements for additional information.
Deferred tax benefit - for the year ended December 31, 2025, increased due to a tax benefit related to the sale of a UK land development parcel. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.
Income from discontinued operations, net - for the year ended December 31, 2025, increased due to a total gain of $1.5 billion recognized from the closing of the Safe Harbor Sale in the current period.

SUN COMMUNITIES, INC.
RECONCILIATION OF NET INCOME / (LOSS) ATTRIBUTABLE TO SUI COMMON SHAREHOLDERS TO FFO
The following table reconciles Net income / (loss) attributable to SUI common shareholders to FFO (in millions, except for per share amounts):

	Year Ended December 31,
	2025	2024	2023
Net Income / (Loss) Attributable to SUI Common Shareholders	$1,361.2	$89.0	$(213.3)
Adjustments
Depreciation and amortization - continuing operations	501.0	487.6	491.7
Depreciation and amortization - discontinued operations	36.2	189.9	165.5
Depreciation on nonconsolidated affiliates	0.8	0.5	0.2
Asset impairments - continuing operations	386.7	66.7	5.6
Asset impairments - discontinued operations	2.3	4.7	4.5
Goodwill impairment	—	180.8	369.9
Loss on remeasurement of marketable securities	—	—	16.0
(Gain) / loss on remeasurement of investment in nonconsolidated affiliates	0.9	(6.6)	4.2
Loss on remeasurement of notes receivable	1.6	36.4	106.7
Loss on remeasurement of Collateralized Receivables and Secured Borrowings	—	—	0.4
Gain on dispositions of properties, including tax effect - continuing operations	(5.5)	(203.6)	(8.9)
Gain on dispositions of properties, including tax effect - discontinued operations	(1,460.6)	—	—
Add: Returns on preferred OP units	12.4	12.8	12.3
Add: Income / (loss) attributable to noncontrolling interests	56.4	5.3	(8.1)
Gain on disposition of assets, net	(14.9)	(27.1)	(38.0)
FFO Attributable to SUI Common Shareholders and Convertible Securities(1)(5)	$878.5	$836.4	$908.7

Adjustments
Business combination expense - continuing operations	—	—	3.0
Business combination expense - discontinued operations	—	0.4	—
Acquisition and other transaction costs - continuing operations(2)	19.8	16.0	22.8
Acquisition and other transaction costs - discontinued operations(2)	63.8	3.6	2.5
Loss on extinguishment of debt	104.0	1.4	—
Catastrophic event-related charges, net - continuing operations	1.2	23.6	(3.4)
Catastrophic event-related charges, net - discontinued operations	—	3.5	7.2
Loss of earnings - catastrophic event-related charges, net(3)	5.6	3.4	2.1
Accelerated deferred compensation amortization	7.7	1.2	1.6
(Gain) / loss on foreign currency exchanges	(26.7)	25.8	0.3
Deferred tax benefit	(60.0)	(39.6)	(22.9)
Long term lease termination (gains) / losses	(51.4)	1.1	4.0
Long term lease termination losses - discontinued operations	—	—	0.4
Gain on insurance settlement	(68.5)	—	—
Other adjustments, net - continuing operations(4)	(7.1)	20.1	(10.3)
Other adjustments, net - discontinued operations(4)	5.4	(10.0)	(0.2)
Core FFO Attributable to SUI Common Shareholders and Convertible Securities(1)(5)	$872.3	$886.9	$915.8

Weighted Average Common Shares and OP Units Outstanding(1)	130.7	130.2	128.9

FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities Per Share(1)(5)	$6.72	$6.42	$7.05
Core FFO Attributable to SUI Common Shareholders and Dilutive Convertible Securities Per Share(1)(5)	$6.68	$6.81	$7.10
(1)Assumes full conversion of all equity participating units, including common and preferred OP units, into our common stock, and has no material impact on previously reported results.
(2)These costs represent (i) nonrecurring integration expenses associated with acquisitions during the years ended December 31, 2025, 2024, and 2023 (ii) costs associated with potential acquisitions that will not close, (iii) expenses incurred to bring recently acquired properties up to our operating standards, including items such as tree trimming and painting costs that do not meet our capitalization policy. Acquisition and other transaction costs - discontinued operations primarily represent non-recurring costs directly attributable to the Safe Harbor Sale.

SUN COMMUNITIES, INC.
(3)Loss of earnings - catastrophic event-related charges, net include the following:

	Year Ended December 31,
	2025	2024	2023
Hurricane Ian - Estimated loss of earnings in excess of the applicable business interruption deductible	$12.0	$19.2	$21.9
Hurricane Ian - Insurance recoveries realized for previously estimated loss of earnings	(9.9)	(16.3)	(19.7)
Hurricane Ian - Recognition of deferred lump sum insurance settlement	3.1	—	—
Other catastrophic weather event - Estimated loss of earnings in excess of the applicable business interruption deductible, net	0.4	1.8	(0.1)
Other catastrophic weather event - Insurance recoveries realized for previously estimated loss of earnings	—	(1.3)	—
Loss of earnings - catastrophic event-related charges, net	$5.6	$3.4	$2.1
During the three months ended December 31, 2025, we received a settlement of $80.2 million from an insurance provider to settle all claims related to property, casualty, flood, and business interruption insurance recoveries from Hurricane Ian. We concluded that $36.5 million of the total settlement pertained to business interruption recoveries through 2027, which we recorded as a contingent gain per Accounting Standards Codification ("ASC") 450. To better reflect the underlying economics of the transaction, we have elected to defer the business interruption recovery gain and recognize revenue ratably through 2027 for our presentation of Core FFO.
(4)Other adjustments, net - continuing operations primarily relates to (i) derivative settlement activity during the year ended December 31, 2025, (ii) litigation activity during the years ended December 31, 2024 and 2023, (iii) ERP implementation costs during the years ended December 31, 2025 and 2024, (iv) gain on sale of investment in nonconsolidated affiliates during the years ended December 31, 2025 and 2023, and (v) insurance loss recovery expense and severance costs during the year ended December 31, 2024. Other adjustments, net - discontinued operations primarily relates to contingent consideration expense during the year ended December 31, 2025 and litigation settlement gains during the year ended December 31, 2024.
(5)FFO and Core FFO include discontinued operations activity of $7.4 million or $0.06 per Share, and $76.4 million or $0.58 per Share, respectively, during the year ended December 31, 2025, $268.7 million or $2.06 per Share, and $266.3 million or $2.05 per Share, respectively, during the year ended December 31, 2024, and $252.3 million, or $1.96 per share, and $262.2 million or $2.03 per share, respectively, during the year ended December 31, 2023.
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
We take a disciplined approach to selecting the optimal mix of financing sources to meet our liquidity demands and minimize our overall cost of capital. During the year ended December 31, 2025, we completed the closing of the Safe Harbor Sale for total net cash proceeds of $5.5 billion and recorded a gain on sale of $1.5 billion. The Safe Harbor Sale accelerates our strategy of focusing on our core business and significantly enhances our leverage profile and financial flexibility. We have deployed the cash proceeds from the Safe Harbor Sale to implement a balanced, tax-efficient capital allocation plan aimed at optimizing shareholder value through significantly lower leverage, greater financial flexibility to drive sustainable cash flow growth, and a thoughtful capital return strategy. We intend to maintain our strong financial position and lower leverage profile by focusing on our core fundamentals, which are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.
Since our initial public offering in 1993, we have demonstrated operational reliability and cash flow strength throughout economic cycles. Our current objectives include streamlining our operations with an emphasis on our reliable real property income. We are positioned for ongoing organic growth with expected rental rate increases, occupancy gains, and expense management. In 2026, we continue to expect rental rate growth that exceeds headline inflation with ongoing focus on expense management to continue generating strong organic cash flow growth.
In connection with cash proceeds generated from the Safe Harbor Sale, through December 31, 2025, we initiated the following capital allocation decisions:
•Repaid approximately $3.3 billion of debt, including $1.6 billion of outstanding borrowings under our senior credit facility, as well as $737.7 million in secured mortgage debt, and $956.5 million in unsecured notes, inclusive of prepayment costs.
•Returned capital to shareholders, including the payment of a special cash distribution of $4.00 per share, totaling $521.3 million, the repurchase of 4.3 million shares of our common stock at an average cost of $125.62 per share for a total of $539.1 million, and a 10.6% increase to our regular cash distribution, to $1.04 per share.
•Targeted reinvestment in strategic growth by acquiring 11 MH properties and three RV properties for total cash consideration of $457.0 million, which was primarily sourced from 1031 exchange escrow accounts to minimize the tax impact from the Safe Harbor Sale. Refer to the "Acquisitions, Dispositions, Development, and Expansion Activities" section below for acquisitions that closed subsequent to December 31, 2025.

SUN COMMUNITIES, INC.
•Repurchased the titles to all 32 UK properties that were previously controlled via ground leases for total cash payments of $386.8 million, inclusive of fees and recoverable VAT taxes.
Refer to Part I, Item 1. "Business - Safe Harbor Sale," and Note 2, "Assets Held for Sale and Discontinued Operations," for additional details related to the Safe Harbor Sale. Refer to Note 16, "Leases," for additional details related to the UK long-term lease terminations.
Subject to market conditions, we intend to selectively identify opportunities to acquire existing properties and expand our development pipeline. We finance acquisitions through available cash, secured financing, draws on our senior credit facility, the assumption of existing debt on properties, and the issuance of debt and equity securities. As of December 31, 2025, we had allocated restricted cash of $57.2 million into 1031 exchange escrow accounts to fund potential future MH and RV acquisitions. Given the higher interest rate environment, we continue to selectively pursue acquisition and development opportunities that meet our underwriting criteria. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional details on acquisitions and dispositions completed to date.
Capital Expenditures (excluding Acquisition Costs)
Our capital expenditure activity is summarized as follows (in millions):

	Year Ended December 31,
	2025	2024
Recurring Capital Expenditures	$69.8	$68.0
Non-Recurring Capital Expenditures and Related Activities
Lot modifications	40.1	37.2
Growth projects	14.8	16.3
Rebranding	0.5	3.1
Capital improvements to recent acquisitions	15.1	24.2
Expansion and development	100.6	123.0
Rental program	194.4	177.5
Other	25.6	20.3
Total Non-Recurring Capital Expenditure and Related Activities	391.1	401.6
Total Capital Expenditure and Related Activities	$460.9	$469.6
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
Growth projects - consist of revenue generating or expense reducing activities at the properties. These include, but are not limited to, utility efficiency and renewable energy projects, site or amenity upgrades such as the addition of a garage or shed, and other special capital projects that substantiate an incremental rental increase.
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
Expansion and development expenditures - consist primarily of construction costs such as roads, activities, and amenities, and costs necessary to complete site improvements, such as driveways, sidewalks, and landscaping at our MH, RV, and UK communities. Expenditures also include costs to rebuild after damage has been incurred at our properties.

SUN COMMUNITIES, INC.
Rental program - consists of investment in the acquisition of homes intended for the rental program and the purchase of vacation rental homes at our RV communities. Expenditures for these investments depend upon the condition of the markets for repossessions and new home sales, rental homes, and vacation rental homes.
Cash Flow Activities
Our cash flow activities from continuing operations are summarized as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Net Cash Provided By Operating Activities	$808.0	$610.3	$549.9
Net Cash Used For Investing Activities	$(602.9)	$(42.6)	$(700.5)
Net Cash Provided By / (Used For) Financing Activities	$372.2	$(547.3)	$103.5
Cash, cash equivalents and restricted cash increased by $579.0 million from $57.1 million as of December 31, 2024, to $636.1 million as of December 31, 2025.
Operating activities - Net cash provided by operating activities increased by $197.7 million to $808.0 million for the year ended December 31, 2025, compared to $610.3 million for the year ended December 31, 2024. The increase in operating cash flow was primarily due to growth in Same Property operating performance at our MH and UK properties and a reduction in interest expense of $129.3 million in the current period due to the settlement of $3.3 billion in debt obligations using proceeds generated from the Safe Harbor Sale, partially offset by reduced operating performance at our RV properties during the year ended December 31, 2025, as compared to the corresponding period in 2024.
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
See "Risk Factors" in Part I, Item 1A in this Annual Report on Form 10-K.
Investing activities - Net cash used for investing activities increased by $560.3 million to $602.9 million for the year ended December 31, 2025, compared to $42.6 million for the year ended December 31, 2024. The increase in Net cash used for investing activities was primarily driven by an increase in cash deployed to acquire properties and a decrease in cash proceeds received from disposition activity during the year ended December 31, 2025 as compared to the corresponding period in 2024.
Financing activities - Net cash provided by financing activities was $372.2 million for the year ended December 31, 2025, compared to net cash used for financing activities of $547.3 million for the year ended December 31, 2024. The change in Net cash provided by / (used for) financing activities was primarily driven by a net capital transfer of $5.5 billion from Safe Harbor to the Company in conjunction with the Safe Harbor Sale, partially offset by an increase in cash deployed to settle debt obligations and distribute cash to shareholders through share repurchases and a special cash distribution paid in May 2025 during the year ended December 31, 2025 as compared to the corresponding period in 2024. Refer to Note 7, "Debt and Line of Credit" and Note 8, "Equity and Temporary Equity," in our accompanying Consolidated Financial Statements for additional information.
Our cash flow from discontinued activities are summarized as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities - discontinued operations	$56.2	$250.7	$240.6
Net cash provided by / (used for) investing activities - discontinued operations	$5,528.7	$(224.8)	$(219.0)
Net cash used for financing activities - discontinued operations	$(5,591.6)	$(24.3)	$(23.2)
Cash, cash equivalents and restricted cash for discontinued operations decreased by $6.8 million from $6.8 million as of December 31, 2024, to zero as of December 31, 2025.

SUN COMMUNITIES, INC.
Operating activities - Net cash provided by operating activities for discontinued operations decreased by $194.5 million to $56.2 million for the year ended December 31, 2025, compared to $250.7 million for the year ended December 31, 2024. The decrease in net cash provided by operating activities for discontinued operations was due to the closing of the Safe Harbor Sale during the year ended December 31, 2025 as compared to the corresponding period in 2024.
Investing activities - Net cash provided by investing activities for discontinued operations was $5.5 billion for the year ended December 31, 2025, compared to net cash used for investing activities for discontinued operations of $224.8 million for the year ended December 31, 2024. The change in Net cash provided by / (used for) investing activities for discontinued operations is driven by cash proceeds received from the closing of the Safe Harbor Sale.
Financing activities - Net cash used for financing activities for discontinued operations increased by $5.6 billion to $5.6 billion for the year ended December 31, 2025, compared to $24.3 million for the year ended December 31, 2024. The increase in net cash used for financing activities for discontinued operations is due to the net capital transfer of $5.6 billion from Safe Harbor to the Company in conjunction with the Safe Harbor Sale.
Refer to the Consolidated Statements of Cash Flows for detail on the net cash used for financing activities for discontinued operations during the year ended December 31, 2025 and 2024. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," in our accompanying Consolidated Financial Statements for additional information.
The absence of future cash flows from discontinued operations is not expected to significantly impact our liquidity, as the cash proceeds from the Safe Harbor Sale have been allocated to pay down debt, which will generate annualized interest expense savings, and to reinvest in our core MH and RV segments.
We are exposed to interest rate variability associated with potential floating rate debt and any maturing debt that has to be refinanced. Interest rate movements impact our borrowing costs and, while as of December 31, 2025, 100% of our total debt was fixed rate financing, increases in interest costs have the potential to adversely affect our financial results.
Equity and Debt Activity
At the Market Offering Sales Agreement
We have entered into an At the Market Offering Sales Agreement (the "ATM") with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock. Through December 31, 2025, we had entered into and settled forward sales agreements under the ATM for an aggregate gross sales price of $524.8 million, leaving $725.2 million available for sale under the ATM.
Senior Unsecured Notes
The following table sets forth certain information regarding our senior unsecured notes (in millions, except for statistical information). All senior unsecured notes include interest payments on a semi-annual basis in arrears.

		Carrying Amount at December 31,
	Principal Amount	2025	2024
5.5% notes, issued in January 2024 and due in January 2029 (the "2029 Notes")	$500.0	$—	$496.2
5.7% notes, issued in January 2023 and due in January 2033 (the "2033 Notes")	400.0	—	396.1
4.2% notes, issued in April 2022 and due in April 2032	600.0	594.1	593.2
2.3% notes, issued in October 2021 and due in November 2028	450.0	448.1	447.4
2.7% notes, issued in June 2021 and October 2021, and due in July 2031	750.0	744.3	743.4
Total	$2,700.0	$1,786.5	$2,676.3
During the three months ended June 30, 2025, we redeemed the aggregate principal amount of $900.0 million on the 2029 Notes and the 2033 Notes using cash proceeds generated from the Safe Harbor Sale (the "2029 and 2033 Note Redemptions"). In accordance with the terms of each series of Notes, the redemption price was inclusive of a customary make-whole premium and accrued and unpaid interest. As a result, during the three months ended June 30, 2025, we recorded charges of $56.5 million to Loss on extinguishment of debt on the Consolidated Statements of Operations in connection with early extinguishment premiums on the 2029 and 2033 Note Redemptions. Refer to Note 13, "Derivative Financial Instruments," for cash flow hedge activity resulting from the redemptions.

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
New Credit Agreement
In September 2025, we entered into a credit agreement (the "New Credit Agreement"). Pursuant to the New Credit Agreement, we may borrow up to $2.0 billion under a senior credit facility consisting of a revolving loan. The New Credit Agreement also permits, subject to the satisfaction of certain conditions, additional borrowings of $1.0 billion. The senior credit facility’s maturity date is January 31, 2030, and, at our option, may be extended for two additional six-month periods subject to the satisfaction of certain conditions. As of December 31, 2025, there were no borrowings under the senior credit facility.
Refer to Note 7, "Debt and Line of Credit," for additional information.
Financial Covenants
Pursuant to the terms of the senior credit facility, we are subject to various financial and other covenants. The most restrictive financial covenants for the senior credit facility are as follows:

Covenant(1)	Requirement	As of December 31, 2025
Maximum leverage ratio	<65.0%	18.6%
Minimum fixed charge coverage ratio	>1.40	3.66
Maximum secured leverage ratio	<40.0%	10.3%
(1) As of December 31, 2025, we did not have any borrowings outstanding under the senior credit facility.
In addition, we are required to maintain the following covenants with respect to the senior unsecured notes payable:

Covenant	Requirement	As of December 31, 2025
Total debt to total assets	≤60.0%	27.0%
Secured debt to total assets	≤40.0%	15.6%
Consolidated income available for debt service to debt service	≥1.50	6.95
Unencumbered total asset value to total unsecured debt	≥150.0%	700.7%
As of December 31, 2025, we were in compliance with the above covenants and do not anticipate that we will be unable to meet these covenants in the near term.
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
As of December 31, 2025 we had unrestricted cash on hand of $569.6 million, $2.0 billion of remaining capacity on the senior credit facility, and a total of 403 unencumbered MH, RV, and UK properties.

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
As of December 31, 2025, our debt has a weighted average interest rate of 3.38% and a weighted average maturity of 7.1 years.
Capital Requirements
Our capital requirements as of December 31, 2025 include both short and long-term obligations:
Our primary long-term liquidity needs are principal payments on outstanding debt as summarized in the table below:

	Payments Due By Period (in millions)
Outstanding Debt(1)	Total Due	Short-term Obligation ≤1 Year	Long-term Obligation After 1 Year	Refer to
Principal payments on long-term debt	$4,278.0	$534.8	$3,743.2	Note 7. Debt and Line of Credit
Interest expense(2)	972.9	147.2	825.7
Operating leases	97.7	5.6	92.1	Note 16. Leases
Finance lease	41.3	0.9	40.4	Note 16. Leases
Total Outstanding Debt	$5,389.9	$688.5	$4,701.4
(1)Our outstanding debt in this table excludes debt premiums, discounts, deferred financing costs, and fair value adjustments, as applicable.
(2)Our obligations related to interest expense are calculated based on the current debt levels, rates, and maturities as of December 31, 2025 (including finance leases), and actual payments required in future periods may be different than the amounts included above. Perpetual securities include one year of interest expense for payment due after five years.
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
GTSC - GTSC maintains a warehouse line of credit with a maximum borrowing capacity of $275.0 million. As of December 31, 2025 and 2024, the aggregate carrying amount of debt, including both our and our partner's share, incurred by GTSC was $213.0 million (of which our proportionate share is $85.2 million), and $242.9 million (of which our proportionate share is $97.1 million), respectively. The debt bears interest at a variable rate based on a Commercial Paper or adjusted SOFR plus a margin ranging from 1.65% to 2.5% per annum and matures on December 15, 2026.
Sungenia JV - Sungenia maintains a debt facility agreement with a maximum borrowing capacity of $54.1 million Australian dollars, or $36.1 million converted at the December 31, 2025 exchange rate. As of December 31, 2025 and 2024, the aggregate carrying amount of the debt, including both our and our partners' share, incurred by Sungenia JV was $20.8 million (of which our proportionate share is approximately $10.4 million), and $25.0 million (of which our proportionate share is $12.5 million), respectively. The debt bears interest at a variable rate based on the Australian BBSY rate plus a margin ranging from 0.95% to 1.4%, subject to adjustment for additional future commitments, per annum and matures on June 30, 2027.

SUN COMMUNITIES, INC.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our Consolidated Financial Statements are prepared in accordance with US GAAP, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Refer to Note 1, "Significant Accounting Policies," in our accompanying Consolidated Financial Statements for additional information regarding our significant accounting policies.
Impairment of Long-lived Assets
We review the carrying value of long-lived assets to be held for use for impairment quarterly or whenever events or changes in circumstances indicate a possible impairment. Future events could occur which would cause us to conclude that impairment indicators exist, and significant adverse changes in national, regional, or local market conditions or trends may cause us to change the estimates and assumptions used in our impairment analysis. The results of an impairment analysis could be material to our financial statements. Our primary indicators for potential impairment include a reduction in projected future cash flows and deteriorating NOI trends period over period. Circumstances that may prompt a test of recoverability may include a significant decrease in the anticipated market price, an adverse change to the extent or manner in which an asset may be used or in its physical condition, or other events that may significantly change the value of the long-lived asset. Any adverse change in these factors could cause an impairment in our assets, including our investment in real estate.
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
During the years ended December 31, 2025 and 2024, we recognized long-lived asset impairment charges of $386.7 million and $66.7 million, respectively. The asset impairment charges were primarily driven by a contemplated change in strategic plan and deteriorating cash flow and NOI trends pertaining to certain RV and UK properties. Refer to Note 14, "Fair Value Measurements," for additional information regarding these non-recurring fair value measurements.
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
Interest Rate Risk
Our principal market risk exposure is interest rate risk. We mitigate this risk by maintaining prudent amounts of leverage, minimizing capital costs, and interest expense while continuously evaluating all available debt and equity resources, and following established risk management policies and procedures, which include the periodic use of derivatives. Our primary strategy in entering into derivative contracts is to minimize the variability that interest rate changes could have on our future cash flows. From time to time, we employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt. We do not enter into derivative instruments for speculative purposes. As of December 31, 2025, all of our outstanding debt obligations bore interest at fixed rates, which minimizes the impact of interest rate variability on our results of operations and cash flows in the near term. Additionally, we have exposure to long-term interest rates, which could affect the cost of refinancing existing debt or incurring additional debt in the future.
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

SUN COMMUNITIES, INC.
At December 31, 2025 and 2024, our shareholder's equity included $1.0 billion and $672.3 million from our investments and operations in the United Kingdom, Canada, and Australia, which collectively represented 14.4% and 9.3% of total shareholder's equity, respectively. Based on our sensitivity analysis, a 10.0% strengthening of the U.S. dollar against the British pound sterling, Canadian dollar, and Australian dollar would have caused a reduction of $101.6 million and $67.2 million to our total shareholder's equity at December 31, 2025 and 2024, respectively.
Capital Market Risks
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.
Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
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
Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, utilizing the criteria discussed in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

SUN COMMUNITIES, INC.
Remediation of Previously Disclosed Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Part II, Item 9A, "Controls and Procedures," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, we identified a material weakness because we did not have an effective risk assessment and response process ("risk assessment") that defined clear financial reporting objectives, that identified and evaluated risks of misstatement due to errors over certain financial reporting processes, or that developed internal controls to mitigate those risks. As part of management's evaluation of this material weakness, it had been identified that certain other deficiencies in control activities had materialized as a result of the deficiency in the Company's risk assessment. Specifically, as of December 31, 2024, there were deficiencies in the design and implementation of the Company's internal controls due to ineffective risk assessment resulting in the following:
•Inadequate identification and timely consideration of accounting for certain transactions.
•Existence of inappropriate access and insufficient segregation of duties ("SOD") upon implementation of a new integrated enterprise resource planning and general ledger ("ERP") system during 2025.
•Reliance on information and reports from our new ERP used in internal controls over financial reporting without adequately validating their completeness and accuracy.
•Inadequate assessment of the impact our new ERP had on certain processes and related control activities, including investment property, inventory of manufactured homes, and the review and approval of manual journal entries.
These deficiencies related to both information technology general controls, manual controls, and manual controls dependent upon information technology that could impact the consistency, timeliness and accuracy of financial reporting in accordance with GAAP. These matters did not result in material misstatements to the Consolidated Financial Statements in the current period, but did allow for the reasonable possibility that material misstatements would not be prevented or detected on a timely basis.
Pursuant to our remediation plan, and with oversight from our Audit Committee, we have invested considerable time and resources to undertake a number of actions to address the material weakness relating to our risk assessment process. The actions that we have undertaken are as follows:
•Implemented more frequent communication between those charged with governance and management regarding progression on material weakness remediation. Additionally, an internal control project plan was developed and implemented under the monitoring and supervision of the Audit Committee.
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
•Identified a complete population of information and reports used in internal controls over financial reporting and validated the completeness and accuracy of this information and reports generated from our new ERP.
Additionally, management has i) redesigned the review controls related to certain manual journal entries, ii) designed internal control processes to include policies and procedures to ensure that all information used in the performance of internal controls is validated for completeness and accuracy, iii) redesigned and developed new internal controls to address risks, determined to not be adequately mitigated following the completion of the risk assessment, and gap analysis, and iv) refined and developed additional SOD rules based on the results of the review of our SOD ruleset by the third-party accounting and advisory firm.
Management has completed its documentation, testing, and evaluation of the newly designed and enhanced control activities and determined that, as of December 31, 2025, these control activities have been appropriately designed and implemented, and have operated effectively for a sufficient period of time to conclude that the previously identified material weakness has been remediated.
Changes in Internal Control over Financial Reporting
Other than the material weakness remediation activities discussed above, there were no changes in internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COMMUNITIES, INC.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2025, none of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to the general instructions of Item 401 of Regulation S-K, certain information regarding our executive officers is contained in Part I of this Form 10-K. Unless provided in an amendment to this Annual Report on Form 10-K, the other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2026 annual meeting (the "Proxy Statement,") including the information set forth under the captions "Proposal No. 1 Election of Directors - Consideration of Director Nominees," "Corporate Governance - Board of Directors," "Corporate Governance - Board of Directors - Board Structure - Committees of the Board of Directors," "Information About Executive Officers - Executive Officers Biographies," and "Security Ownership Information - Security Ownership of Directors and Executive Officers."
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED SHAREHOLDER MATTERS
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

SUN COMMUNITIES, INC.
3.    Exhibits
A list of the exhibits required by Item 601 of Regulation S‑K to be filed as a part of this Annual Report on Form 10-K is filed herewith.
ITEM 16. FORM 10-K SUMMARY
None.

SUN COMMUNITIES, INC.
EXHIBITS

Exhibit Number	Description	Method of Filing
3.1	Sun Communities, Inc. Articles of Restatement	Incorporated by reference to Exhibit 3.1 of Sun Communities, Inc.'s Annual Report on Form 10-K filed on February 22, 2018
3.2	Fifth Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to Sun Communities, Inc.'s Current Report on Form 8-K filed on May 15, 2025
3.3	Sun Communities, Inc. Articles of Amendment effective May 18, 2023	Incorporated by reference to Exhibit 3.1 to Sun Communities, Inc.'s Current Report on Form 8-K filed on May 19, 2023
4.1	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.1 of Sun Communities, Inc.'s Annual Report on Form 10-K filed for the year ended December 31, 2019
4.2	Indenture, dated as of June 28, 2021 by and between Sun Communities Operating Limited Partnership and UMB Bank, N.A. as trustee.	Incorporated by reference to Exhibit 4.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on June 28, 2021
4.3	First Supplemental Indenture, dated as of June 28, 2021 by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc., and UMB Bank, N.A. as trustee.	Incorporated by reference to Exhibit 4.2 of Sun Communities Inc.'s Current Report on Form 8-K filed on June 28, 2021
4.4	Form of Global Note for 2.700% Notes due 2031	Incorporated by reference to Exhibit 4.3 of Sun Communities Inc.'s Current Report on Form 8-K filed on June 28, 2021
4.5	Second Supplemental Indenture, dated as of October 5, 2021 by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc., and UMB Bank, N.A. as trustee	Incorporated by reference to Exhibit 4.3 of Sun Communities Inc.'s Current Report on Form 8-K filed on October 5, 2021
4.6	Form of Global Note for 2.300% Notes due 2028	Incorporated by reference to Exhibit 4.4 of Sun Communities Inc.'s Current Report on Form 8-K filed on October 5, 2021
4.7	Third Supplemental Indenture, dated as of April 12, 2022 by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc., and UMB Bank, N.A. as trustee.	Incorporated by reference to Exhibit 4.2 of Sun Communities Inc.'s Current Report on Form 8-k filed on April 12, 2022
4.8	Form of Global Note for 4.200% Notes due 2032	Incorporated by reference to Exhibit 4.3 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 12, 2022
10.1*	Lease, dated November 1, 2002, by and between Sun Communities Operating Limited Partnership as Tenant and American Center LLC as Landlord	Incorporated by reference to Exhibit 10.61 of Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002, as amended
10.2*	Sixth Lease Modification dated June 26, 2018 by and between Sun Communities Operating Limited Partnership as Tenant and American Center LLC as Landlord	Incorporated by reference to Exhibit 10.9 of Sun Communities, Inc.'s Annual Report on Form 10-K filed on February 21, 2019
10.3*	Fourth Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership dated January 31, 2019	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Annual Report on Form 10-K filed on February 5, 2019
10.4*	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated January 9, 2020.	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed January 13, 2020
10.5*	Fourth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated May 14, 2020.	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed May 18, 2020
10.6*	Sixth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated September 30, 2020.	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed October 6, 2020
10.7*	Seventh Amendment to Agreement of Limited Partnership Agreement of Sun Communities Operating Limited Partnership, dated October, 30, 2020	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed November 5, 2020
10.8*	Eighth Amendment to Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated December 31, 2020	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed January 4, 2021
10.9*	Ninth Amendment to Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated April 21, 2021	Incorporated by reference to Exhibit 10.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 23, 2021
10.10*	Eleventh Amendment to Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated March 23, 2023	Incorporated by reference to Exhibit 10.1 to Sun Communities, Inc.'s Current Report on Form 8-K filed on March 27, 2023
10.11*	Twelfth Amendment to Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated December 31, 2023	Incorporated by reference to Exhibit 10.1 to Sun Communities, Inc.'s Current Report on Form 8-K filed on January 3, 2024
10.12#	First Amended and Restated 2004 Non-Employee Director Option Plan	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed July 25, 2012
10.13#	First Amendment to First Amended and Restated 2004 Non-Employee Director Option Plan	Filed herewith
10.14#	Second Amendment to the Sun Communities, Inc. First Amended and Restated 2004 Non-Employee Director Option Plan effective as of March 29, 2022	Incorporated by reference to Exhibit 10.1 of Sun Communities Inc.'s Current Report on Form 10-Q filed on April 26, 2022
10.15#	Sun Communities, Inc. 2015 Equity Incentive Plan	Filed herewith
10.16#	First Amendment to Sun Communities, Inc. 2015 Equity Incentive Plan	Filed herewith
10.17#	Second Amendment to the Sun Communities, Inc. 2015 Equity Incentive Plan	Filed herewith
10.18#	UK Sub-Plan under the Sun Communities, Inc. 2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.4 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 13, 2022
10.19#	Sun Communities, Inc. Amended & Restated Non-Employee Directors Deferred Compensation Plan	Incorporated by reference to Exhibit 2.1 of Sun Communities, Inc.'s Annual Report on Form 10-K filed on February 28, 2015

SUN COMMUNITIES, INC.

10.20#	Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman dated March 29, 2021	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed on March 31, 2021
10.21#	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman dated March 30, 2022	Incorporated by reference to Exhibit 10.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 1, 2022
10.22#	Employment Agreement dated April 8, 2022 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Fernando Castro-Caratini	Incorporated by reference to Exhibit 10.3 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 13, 2022
10.23#	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Fernando Castro-Caratini dated March 20, 2024	Incorporated by reference to Exhibit 10.1 of Sun Communities, Inc.'s Current Report on Form 8-K filed on March 21, 2024
10.24#	Employment Agreement dated July 16, 2021 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Bruce Thelen	Incorporated by reference to Exhibit 10.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on July 20, 2021
10.25#	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Bruce Thelen dated March 30, 2022	Incorporated by reference to Exhibit 10.4 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 1, 2022
10.26#	Third Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Bruce Thelen dated March 20, 2024	Incorporated by reference to Exhibit 10.2 of Sun Communities, Inc.'s Current Report on Form 8-K filed on March 21, 2024
10.27#	Employment Agreement dated October 18, 2021 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Aaron Weiss	Incorporated by reference to Exhibit 10.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on October 18, 2021
10.28#	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Aaron Weiss dated March 30, 2022	Incorporated by reference to Exhibit 10.5 of Sun Communities Inc.'s Current Report on Form 8-K filed on April 1, 2022
10.29#	Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Marc Farrugia dated June 13, 2022	Incorporated by reference to Exhibit 10.25 of Sun Communities Inc.'s Current Report on Form 10-K filed on February 28, 2024
10.30#	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Marc Farrugia dated March 20, 2024	Incorporated by reference to Exhibit 10.3 of Sun Communities Inc.'s Current Report on Form 8-K filed on March 21, 2024
10.31#	Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and John B. McLaren dated November 6, 2024	Incorporated by reference to Exhibit 10.3 of Sun Communities Inc.'s Current Report on Form 8-K filed on November 7, 2024
10.32#	Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Charles D. Young dated July 20, 2025	Incorporated by reference to Exhibit 10.1 to Sun Communities, Inc.'s Current Report on Form 8-K filed on July 23, 2025
10.34	Amended and Restated Transition Services Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Fernando Castro-Caratini dated February 10, 2026	Incorporated by reference to Exhibit 10.1 to Sun Communities, Inc.'s Current Report on Form 8-K filed on February 10, 2026
10.35	Transition Services Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman dated December 11, 2025	Incorporated by reference to Exhibit 10.3 to Sun Communities, Inc.'s Current Report on Form 8-K filed on December 16, 2025
10.36#	Form of Restricted Stock Award Agreement For Executives	Incorporated by reference to Exhibit 10.25 of Sun Communities Inc.'s Current Report on Form 10-K filed on February 28, 2024
10.37#	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on February 19, 2025
10.38#	Sun Communities Inc. Executive Compensation Recovery (Clawback) Policy	Incorporated by reference to Exhibit 10.25 of Sun Communities Inc.'s Current Report on Form 10-K filed on February 28, 2024
10.39*
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
Incorporated by reference to Exhibit 10.1 to Sun Communities, Inc.'s Current Report on Form 8-K filed on September 22, 2025
14.1	Code of Conduct and Business Ethics	Incorporated by reference to Exhibit 14.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on February 19, 2025
19.1	Insider Trading Policy	Incorporated by reference to Exhibit 99.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on February 19, 2025
21.1	List of Subsidiaries of Sun Communities, Inc.	Filed herewith
22.1	List issuers of guaranteed securities	Filed herewith
23.1	Consent of Grant Thornton LLP	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

SUN COMMUNITIES, INC.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Certain schedules and exhibits have been omitted pursuance to Item 601(a)(5) of Regulation S-K because such schedules and exhibits do not contain information which is material to an investment decision or which is not otherwise disclosed in the filed agreements. The Company will furnish the omitted schedules and exhibits to the SEC upon request by the SEC.
#	Management contract or compensatory plan or arrangement

SUN COMMUNITIES, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN COMMUNITIES, INC. (Registrant)
Dated: February 25, 2026	By	/s/	Charles D. Young
Charles D. Young, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Capacity	Date
/s/	Charles D. Young	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2026
Charles D. Young
/s/	Fernando Castro-Caratini	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	February 25, 2026
Fernando Castro-Caratini
/s/	Brian Loftus	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2026
Brian Loftus
/s/	Gary A. Shiffman	Chairman of the Board	February 25, 2026
Gary A. Shiffman
/s/	Tonya Allen	Director	February 25, 2026
Tonya Allen
/s/	Meghan G. Baivier	Director	February 25, 2026
Meghan G. Baivier
/s/	Mark Denien	Director	February 25, 2026
Mark Denien
/s/	Jeff T. Blau	Director	February 25, 2026
Jeff T. Blau
/s/	Jerome W. Ehlinger	Director	February 25, 2026
Jerome W. Ehlinger
/s/	Brian M. Hermelin	Director	February 25, 2026
Brian M. Hermelin
/s/	Craig A. Leupold	Director	February 25, 2026
Craig A. Leupold
/s/	Clunet R. Lewis	Director	February 25, 2026
Clunet R. Lewis

SUN COMMUNITIES, INC.
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

SUN COMMUNITIES, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Sun Communities, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Sun Communities, Inc. (a Maryland corporation) and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ending December 31, 2025, and the related notes and schedule included under Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated February 25, 2026 expressed an unqualified opinion.
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
Impairment of Investment Properties
As described further in note 1 to the financial statements, the Company reviews the carrying value of its long-lived investment properties for impairment on a quarterly basis or whenever events or changes in circumstances indicate a possible impairment. Events or circumstances that may prompt a test of recoverability may include a significant decrease in the anticipated market price, an adverse change to the extent or manner in which an asset may be used or in its physical condition or other events that may significantly change the value of the long-lived investment property.
When impairment indicators are identified, the Company may undertake additional analyses comparing expected undiscounted future cash flows for identified investment properties to those properties' carrying values. When the results of the undiscounted cash flows analyses or other change in circumstances indicate the carrying value of the investment property is not recoverable, an impairment loss is calculated by comparing the carrying amount of the investment property to estimated fair value, using discounted cash flow models or third-party appraisals. For the year ended December 31, 2025, the Company recognized impairment charges of $386.7 million on its long-lived investment properties.
We identified the recognition of potential impairment indicators, evaluation of recoverability of long-lived investment properties when a potential impairment indicator is identified, and the measurement of an impairment charge when a property's carrying value exceeds its estimated fair value as a critical audit matter.

SUN COMMUNITIES, INC.
The principal consideration for our determination that the recognition of potential impairment indicators, evaluation of recoverability of long-lived investment properties, and the measurement of an impairment charge when a property's carrying value exceeds its estimated fair value is a critical audit matter is that auditing management's evaluation of impairment is challenging due to the high degree of subjective auditor judgment necessary in evaluating management's evaluation of potential impairment indicators and determination of undiscounted cash flows for properties where impairment indicators have been identified. Forecasting of cash flows requires management to make estimates and assumptions about variables such as growth rates, forecasted net operating income, estimated holding period, development and operating expenses during the holding period, and capitalization rates, among other assumptions. These assumptions can be affected by expectations about future market or economic conditions, demand and competition. Further, auditing the measurement of the impairment charges recognized is complex and involves a high degree of subjectivity in evaluating management's estimates of certain assets' fair values less costs to sell, which were based on discounted cash flow analyses or valuation reports provided by third-party appraisers.
Our audit procedures related to the identification of potential impairment indicators, evaluating management's determination of recoverability when a potential impairment indicator has been identified, and measurement of an impairment charge when a property's carrying value exceeds its estimate fair value included the following, among others:
•We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the Company's impairment assessment process for long-lived investment properties. We tested controls over management's process of identifying potential impairment indicators, evaluating recoverability, including management's review of the operations and financial performance of long-lived investment properties and preparation of undiscounted cash flow analysis, as well as controls related to management's development of the fair value estimates used to calculate impairment charges.
•We evaluated the Company's quarterly analysis of potential impairment indicators.
•When an undiscounted cash flow analysis was necessary, we evaluated the significant assumptions and methods used in that analysis. As part of our evaluation, we compared significant assumptions used to estimate future cash flows to the Company's historical accounting records or to available market data. We also tested the mathematical accuracy of management's forecast of cash flows. We performed sensitivity analyses of certain significant assumptions to evaluate the changes in the undiscounted cash flows of certain properties that would result from changes in the assumptions used by management.
•We utilized an internal valuation specialist to assess certain significant assumptions used by the Company in their assessment of recoverability as well as estimation of fair value by the Company or third-party appraisers, including assessing whether those assumptions were consistent with available market data when applicable.
/s/ GRANT THORNTON LLP
We have served as the Company's auditor since 2003.
Southfield, Michigan
February 25, 2026

SUN COMMUNITIES, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Sun Communities, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Sun Communities, Inc., (a Maryland corporation) and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 25, 2026 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ GRANT THORNTON LLP
Southfield, Michigan
February 25, 2026

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for per share amounts)

	As of December 31,
	2025	2024
Assets
Land	$3,503.2	$3,461.5
Land improvements and buildings	9,286.8	9,058.7
Rental homes and improvements	940.2	834.1
Furniture, fixtures and equipment	769.8	739.2
Investment property	14,500.0	14,093.5
Accumulated depreciation	(3,598.3)	(3,228.4)
Investment property, net	10,901.7	10,865.1
Cash, cash equivalents and restricted cash	636.1	57.1
Inventory of manufactured homes	142.9	129.8
Notes and other receivables, net (includes $183.7 and $242.4 at fair value)	332.1	430.1
Collateralized receivables, net	43.2	51.2
Goodwill	9.5	9.5
Other intangible assets, net	101.5	102.5
Other assets, net	355.9	442.4
Assets held for sale and discontinued operations, net (see Note 2)	—	4,461.7
Total Assets	$12,522.9	$16,549.4
Liabilities
Mortgage loans payable (see Note 7)	$2,429.0	$3,212.2
Secured borrowings on collateralized receivables	43.2	51.2
Unsecured debt (see Note 7)	1,786.5	4,089.4
Distributions payable	131.1	122.6
Advanced reservation deposits and rent	255.9	249.4
Accrued expenses and accounts payable	228.1	265.8
Other liabilities	320.6	819.3
Liabilities held for sale and discontinued operations, net (see Note 2)	—	286.9
Total Liabilities	5,194.4	9,096.8
Commitments and contingencies (see Note 15)
Temporary equity (see Note 8)	255.7	259.8
Shareholders' Equity
Common stock, $0.01 par value. Authorized: 360.0 shares; Issued and outstanding: 123.5 at December 31, 2025 and 127.4 at December 31, 2024	1.2	1.3
Additional paid-in capital	9,563.1	9,864.2
Accumulated other comprehensive income / (loss)	26.5	(7.9)
Distributions in excess of accumulated earnings	(2,634.7)	(2,775.9)
Total SUI Shareholders' Equity	6,956.1	7,081.7
Noncontrolling interests
Common and preferred OP units	116.3	110.4
Consolidated entities	0.4	0.7
Total noncontrolling interests	116.7	111.1
Total Shareholders' Equity	7,072.8	7,192.8
Total Liabilities, Temporary Equity and Shareholders' Equity	$12,522.9	$16,549.4
See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues
Real property	$1,765.8	$1,703.1	$1,628.2
Home sales	333.8	369.9	419.9
Ancillary	134.0	132.5	137.6
Interest	48.5	20.1	44.8
Brokerage commissions and other, net	24.0	34.9	53.6
Total Revenues	2,306.1	2,260.5	2,284.1
Expenses
Property operating and maintenance	595.9	584.0	555.9
Real estate tax	111.1	103.8	95.7
Home costs and selling	263.8	273.1	305.6
Ancillary	106.0	108.9	108.3
General and administrative	236.7	230.5	213.5
Catastrophic event-related charges, net (see Note 15)	1.2	23.6	(3.4)
Business combinations	—	—	3.0
Depreciation and amortization	507.9	490.5	494.1
Asset impairments (see Note 14)	386.7	66.7	5.6
Goodwill impairment (see Note 5)	—	180.8	369.9
Loss on extinguishment of debt (see Note 7)	104.0	1.4	—
Interest	221.0	350.3	325.7
Interest on mandatorily redeemable preferred OP units / equity	—	—	3.3
Total Expenses	2,534.3	2,413.6	2,477.2
Loss Before Other Items	(228.2)	(153.1)	(193.1)
Loss on remeasurement of marketable securities	—	—	(16.0)
Gain / (loss) on foreign currency exchanges	26.7	(25.8)	(0.3)
Gain on dispositions of properties, net (see Note 3)	5.1	202.9	11.0
Other income / (expense), net	133.9	(6.8)	(7.3)
Loss on remeasurement of notes receivable (see Note 4 and Note 14)	(1.6)	(36.4)	(106.7)
Income from nonconsolidated affiliates (see Note 6)	16.4	9.5	16.0
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates (see Note 6)	(0.9)	6.6	(4.2)
Current tax expense (see Note 11)	(10.8)	(3.6)	(13.7)
Deferred tax benefit (see Note 11)	60.0	39.6	22.9
Net Income / (Loss) from Continuing Operations	0.6	32.9	(291.4)
Income from discontinued operations, net	1,429.6	74.2	82.3
Net Income / (Loss)	1,430.2	107.1	(209.1)
Less: Preferred return to preferred OP units / equity interests	12.6	12.8	12.3
Less: Income / (loss) attributable to noncontrolling interests	56.4	5.3	(8.1)
Net Income / (Loss) Attributable to SUI Common Shareholders	$1,361.2	$89.0	$(213.3)

Weighted average common shares outstanding - basic	124.9	124.5	123.4
Weighted average common shares outstanding - diluted	124.9	127.2	123.8

Basic earnings / (loss) per share from continuing operations (see Note 12)	$(0.61)	$0.12	$(2.38)
Basic earnings per share from discontinued operations (see Note 12)	11.45	0.59	0.67
Basic earnings / (loss) per share (see Note 12)	$10.84	$0.71	$(1.71)
Diluted earnings / (loss) per share from continuing operations (see Note 12)	$(0.61)	$0.12	$(2.39)
Diluted earnings per share from discontinued operations (see Note 12)	11.45	0.59	0.67
Diluted earnings / (loss) per share (see Note 12)	$10.84	$0.71	$(1.72)
See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net Income / (Loss)	$1,430.2	$107.1	$(209.1)
Foreign Currency Translation
Foreign currency translation gain / (loss) arising during period	52.9	(16.7)	29.8
Adjustment for accumulated foreign currency translation loss reclassified into earnings	—	2.3	11.9
Net foreign currency translation gain / (loss)	52.9	(14.4)	41.7
Cash Flow Hedges:
Change in unrealized gain / (loss) on interest rate derivatives	(2.8)	13.2	(4.9)
Less: Interest rate derivative gain reclassified to earnings	(16.4)	(19.0)	(14.9)
Net unrealized loss on interest rate derivatives	(19.2)	(5.8)	(19.8)
Total Comprehensive Income / (Loss)	1,463.9	86.9	(187.2)
Less: Comprehensive (income) / loss attributable to noncontrolling interests	(55.7)	(5.2)	8.3
Comprehensive Income / (Loss) Attributable to SUI	$1,408.2	$81.7	$(178.9)
See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions)

			Shareholders' Equity
	Temporary Equity	Common Stock (Shares)	Common Stock ($Value)	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (Loss)	Noncontrolling Interests	Total Shareholders' Equity	Total Equity
Balance at December 31, 2022	$202.9	124.0	$1.2	$9,549.7	$(1,731.2)	$(9.9)	$78.7	$7,888.5	$8,091.4
Issuance of common stock, common OP units, and other securities, net	—	0.4	—	(0.6)	—	—	28.9	28.3	28.3
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.1)	—	(12.8)	—	—	—	(12.8)	(12.8)
Conversions	(3.2)	0.1	—	13.3	—	—	(0.5)	12.8	9.6
Issuance of third-party equity interests in consolidated entities	1.9	—	—	—	—	—	—	—	1.9
Other redeemable noncontrolling interests	0.2	—	—	—	(0.2)	—	—	(0.2)	—
Acquisition of third-party equity interest in consolidated entities	(28.2)	—	—	(125.3)	—	—	—	(125.3)	(153.5)
Sale of consolidated affiliates	(5.0)	—	—	—	—	—	—	—	(5.0)
Share-based compensation - amortization and forfeitures	—	—	—	42.6	0.3	—	—	42.9	42.9
Issuance of Series K preferred OP units	100.6	—	—	—	—	—	—	—	100.6
Issuance of Series L preferred OP units	—	—	—	—	—	—	2.0	2.0	2.0
Other comprehensive income / (loss)	—	—	—	—	—	22.1	(0.2)	21.9	21.9
Net loss	(2.2)	—	—	—	(201.0)	—	(5.9)	(206.9)	(209.1)
Distributions	(8.6)	—	—	—	(462.9)	—	(12.8)	(475.7)	(484.3)
OP Units accretion	2.5	—	—	—	(2.5)	—	—	(2.5)	—
Balance at December 31, 2023	$260.9	124.4	$1.2	$9,466.9	$(2,397.5)	$12.2	$90.2	$7,173.0	$7,433.9
Issuance of common stock, common OP units, and other securities, net	—	3.1	0.1	361.0	—	—	35.9	397.0	397.0
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.2)	—	(9.8)	—	—	—	(9.8)	(9.8)
Conversions	(1.5)	0.1	—	4.6	—	—	(3.1)	1.5	—
Sale of consolidated affiliates	(0.2)	—	—	—	—	—	—	—	(0.2)
Share-based compensation - amortization and forfeitures	—	—	—	41.5	0.4	—	—	41.9	41.9
Other comprehensive loss	—	—	—	—	—	(20.1)	(0.1)	(20.2)	(20.2)
Net income	3.5	—	—	—	101.8	—	1.8	103.6	107.1
Distributions	(9.7)	—	—	—	(473.8)	—	(13.6)	(487.4)	(497.1)
OP Units accretion	6.8	—	—	—	(6.8)	—	—	(6.8)	—
Balance at December 31, 2024	$259.8	127.4	$1.3	$9,864.2	$(2,775.9)	$(7.9)	$111.1	$7,192.8	$7,452.6
Issuance of common stock, common OP units, and other securities, net	3.4	0.4	—	1.1	—	—	—	1.1	4.5
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.4)	—	(12.1)	—	—	—	(12.1)	(12.1)
Common stock repurchased	—	(4.2)	(0.1)	(332.4)	(206.6)	—	—	(539.1)	(539.1)
Conversions	—	0.3	—	8.0	—	—	(8.0)	—	—
Share-based compensation - amortization and forfeitures	—	—	—	36.7	0.7	—	—	37.4	37.4
Redemptions	(23.5)	—	—	(2.4)	—	—	—	(2.4)	(25.9)
Other comprehensive income / (loss)	—	—	—	—	—	34.4	(0.7)	33.7	33.7
Net income	16.3	—	—	—	1,373.9	—	40.0	1,413.9	1,430.2
Distributions	(9.3)	—	—	—	(1,017.8)	—	(25.7)	(1,043.5)	(1,052.8)
OP Units accretion	9.0	—	—	—	(9.0)	—	—	(9.0)	—
Balance at December 31, 2025	$255.7	123.5	$1.2	$9,563.1	$(2,634.7)	$26.5	$116.7	$7,072.8	$7,328.5
See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2025	2024	2023
Operating Activities
Income / (loss) from continuing operations	$0.6	$32.9	$(291.4)
Income from discontinued operations, net	1,429.6	74.2	82.3
Net income / (loss)	1,430.2	107.1	(209.1)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Gain on disposition of assets	(14.9)	(27.1)	(9.1)
Gain on disposition of properties	(5.1)	(202.9)	(11.0)
(Gain) / loss on foreign currency exchanges	(26.7)	25.8	0.3
Asset impairment charges	386.7	66.7	5.6
Catastrophic event-related impairment	1.2	23.6	(3.4)
Goodwill impairment charges (See Note 5)	—	180.8	369.9
Share-based compensation	37.4	33.1	35.1
Depreciation and amortization	507.9	490.5	494.1
Deferred tax benefit (see Note 11)	(60.0)	(39.6)	(22.9)
Loss on extinguishment of debt (see Note 7)	104.0	1.4	—
Loss on remeasurement of notes receivable (see Note 4)	1.6	36.4	106.7
Gain on insurance proceeds related to property damage	(30.8)	—	—
Gain on early lease termination	(51.8)	—	(0.2)
Other, net	(29.9)	(26.1)	12.4
Change in notes receivable from financed sales of inventory homes, net of repayments	(33.9)	(47.7)	(7.9)
Change in inventory, other assets and other receivables, net	146.3	26.9	(117.6)
Change in other liabilities	(124.6)	35.6	(10.7)
Net cash provided by operating activities - continuing operations	808.0	610.3	549.9
Net cash provided by operating activities - discontinued operations	56.2	250.7	240.6
Net Cash Provided By Operating Activities	864.2	861.0	790.5
Investing Activities
Investment in properties	(460.9)	(469.6)	(786.4)
Acquisitions, net of cash acquired	(461.7)	(22.1)	(47.2)
Proceeds from insurance	43.7	2.4	9.8
Proceeds from disposition of assets and depreciated homes, net	16.9	21.1	59.7
Proceeds related to disposition of properties	161.9	421.8	9.9
Repayments of notes and other receivables	86.6	7.8	9.0
Proceeds from sale of marketable securities	—	—	103.6
Investments in nonconsolidated affiliates	(0.9)	(22.4)	(39.5)
Other investing activities	11.5	18.4	(19.4)
Net cash used for investing activities - continuing operations	(602.9)	(42.6)	(700.5)
Net cash provided by / (used for) investing activities - discontinued operations	5,528.7	(224.8)	(219.0)
Net Cash Provided By / (Used For) Investing Activities	4,925.8	(267.4)	(919.5)
Financing Activities
Issuance and costs of common stock, OP units and preferred OP units, net	1.1	361.1	(0.6)
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock	(12.1)	(7.8)	(11.3)
Repurchases of common stock	(539.1)	—	—
Borrowings on lines of credit	624.5	2,630.7	1,635.0
Payments on lines of credit	(2,106.5)	(3,286.3)	(1,775.6)
Proceeds from secured borrowing	—	—	53.4
Proceeds from issuance of other debt	—	499.8	835.7
Payments on other debt	(2,093.3)	(269.2)	(174.2)
Distributions	(1,044.3)	(491.4)	(475.2)
Net capital transfer from consolidated affiliates	5,557.2	21.0	20.4
Other Financing Activities	(15.3)	(5.2)	(4.1)
Net cash provided by / (used for) financing activities - continuing operations	372.2	(547.3)	103.5
Net cash used for financing activities - discontinued operations	(5,591.6)	(24.3)	(23.2)
Net Cash Provided By / (Used For) Financing Activities	(5,219.4)	(571.6)	80.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.6	(0.8)	1.0
Net change in cash, cash equivalents and restricted cash	572.2	21.2	(47.7)
Cash, cash equivalents and restricted cash, beginning of period	63.9	42.7	90.4
Cash, cash equivalents and restricted cash, end of period	636.1	63.9	42.7
Less: Cash, cash equivalents and restricted cash - discontinued operations	—	(6.8)	(6.4)
Cash, Cash Equivalents and Restricted Cash - Continuing Operations	$636.1	$57.1	$36.3

	Year Ended December 31,
	2025	2024	2023
Supplemental Information
Cash paid for interest (net of capitalized interest of $3.5, $8.6, and $12.9, respectively)	$245.9	$342.2	$326.7
Noncash Investing and Financing Activities
Change in distributions declared and outstanding	$8.5	$4.4	$7.9
Reduction in note receivable balance in exchange for redemption of preferred OP units	$23.8	$—	$—
Release of note receivable and accrued interest in relation to acquisition of real estate collateral	$—	$—	$263.8
Issuance of notes and other receivables in relation to disposition of properties	$—	$42.4	$111.2
Properties transferred in exchange for noncontrolling interests	$—	$—	$159.2
Equity interest and note receivable transferred in exchange for noncontrolling interests	$—	$—	$27.5
Settlement of preferred equity interests in connection with exchange for noncontrolling interests	$—	$—	$39.1
Noncash Investing and Financing Activities at the Date of Acquisition
Acquisitions - Common stock and OP units issued	$—	$35.9	$4.4
Acquisitions - Series K preferred interest	$—	$—	$100.6
See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Significant Accounting Policies
Business
Sun Communities, Inc., a Maryland corporation, and all wholly-owned or majority-owned and controlled subsidiaries, including Sun Communities Operating Limited Partnership, a Michigan limited partnership (the "Operating Partnership"), Sun Home Services, Inc., a Michigan corporation ("SHS"), and our Park Holidays subsidiaries and the other entities through which we operate our business in the UK are referred to herein as the "Company," "SUI," "us," "we," or "our."
We are a fully integrated, self-administered, and self-managed REIT. As of December 31, 2025, we owned and operated, directly or indirectly, or had an interest in, a portfolio of 513 MH and RV properties located in the U.S., Canada, and the UK, including 294 MH communities, 166 RV communities, and 53 UK communities.
Principles of Consolidation
We consolidate our majority-owned and controlled subsidiaries and all variable interest entities with respect to which we are the primary beneficiary. We also consolidate entities in which we have a direct or indirect controlling or voting interest. All significant intercompany transactions have been eliminated in consolidation. Any subsidiaries in which we have an ownership percentage equal to or greater than 50%, but less than 100%, or are considered to be a consolidated variable interest entity ("VIE"), represent subsidiaries with a non-controlling interest. The noncontrolling interests in our subsidiaries are allocated their proportionate share of the subsidiaries' financial results. Certain reclassifications have been made to prior period financial statements and related notes in order to conform to current period presentation.
We consolidate the Operating Partnership under the guidance set forth in ASC 810, "Consolidation." We evaluated whether the Operating Partnership met the criteria for classification as a VIE or, alternatively, as a voting interest entity, and concluded that the Operating Partnership met the criteria of a VIE. Our significant asset is our investment in the Operating Partnership, and consequently, substantially all of our assets and liabilities represent those assets and liabilities of the Operating Partnership. We are the sole general partner and controlling owner of the Operating Partnership, with an ownership percentage of 95.7% as of December 31, 2025. Additionally, we have the power to direct the Operating Partnership's activities and the obligation to absorb its losses or the right to receive its benefits. Accordingly, we are the primary beneficiary, and we have continued to consolidate the Operating Partnership. Total assets, liabilities, and equity related to consolidated VIEs, with the exception of the Operating Partnership, were immaterial at December 31, 2025 and 2024, respectively.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions related to the reported amounts included in our Consolidated Financial Statements and accompanying footnotes thereto. Actual results could differ from those estimates.
Safe Harbor Sale and Discontinued Operations Presentation
In February 2025, we entered into the Safe Harbor Sale. During the year ended December 31, 2025, we completed the closing of the Safe Harbor Sale for total net cash proceeds of $5.5 billion and recorded a gain on sale of $1.5 billion. As a result, the results of the marina business and assets and liabilities included in the disposition are presented as held for sale and as discontinued operations through the final transaction closing date. Unless otherwise noted, the information disclosed in Note 3 through Note 19 refers only to our continuing operations and do not include discussion of balances or activity related to Safe Harbor, which is included within discontinued operations. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," for additional information related to Safe Harbor and the Safe Harbor Sale.
Investment Property
Investment property is recorded at cost, less accumulated depreciation.
Impairment of long-lived assets - we review the carrying value of long-lived assets to be held for use for impairment quarterly or whenever events or changes in circumstances indicate a possible impairment. Future events could occur which would cause us to conclude that impairment indicators exist, and significant adverse changes in national, regional, or local market conditions or trends may cause us to change the estimates and assumptions used in our impairment analysis. The results of an impairment analysis could be material to our financial statements. Our primary indicators for potential impairment include a reduction in projected future cash flows and deteriorating NOI trends period over period. Circumstances that may prompt a test of recoverability may include a significant decrease in the anticipated market price, an adverse change to the extent or manner in which an asset may be used or in its physical condition, or other events that may significantly change the value of the long-lived asset. Any adverse change in these factors could cause an impairment in our assets, including our investment in real estate.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the years ended December 31, 2025 and 2024, we recognized long-lived asset impairment charges of $386.7 million and $66.7 million, respectively. Refer to Note 14, "Fair Value Measurements," for additional information.
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
For asset acquisitions and business combinations, we allocate the purchase price to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating the purchase price, we utilize an independent third party to value the net tangible and identified intangible assets in connection with the acquisition of the respective property. We provide historical and pro forma financial information obtained about each property, as well as any other information needed in order for the third party to ascertain the fair value of the tangible and intangible assets acquired.
Capitalized Costs
We capitalize certain costs incurred in connection with the development, redevelopment, capital enhancement and leasing of our properties. Management is required to use professional judgment in determining whether such costs meet the criteria for capitalization or immediate expense. The amounts are dependent on costs, volume, and timing of such activities:
•Maintenance, repairs, and minor improvements to properties are expensed when incurred.
•Renovations and improvements to our properties are capitalized and depreciated over their estimated useful lives, and real estate project costs related to the development of new community or expansion sites are capitalized until the property is substantially complete and available for occupancy.
•Costs incurred to initially renovate pre-owned and repossessed homes that we acquire for our Rental Program are capitalized, and the majority of costs incurred to refurbish the homes at turnover and repair the homes while occupied, are expensed unless they extend the life of the home.
•Improvements made to buildings, systems, equipment, and site improvements are capitalized until the project is substantially complete and available for use.
•Certain expenditures to dealers and residents related to obtaining lessees in our communities are capitalized and amortized based on the anticipated term of occupancy of a resident.
•Costs incurred to develop internal-use software, including certain implementation costs in hosting arrangements accounted for as service contracts, are capitalized and amortized on a straight-line basis over the estimated useful life of the related software (typically four years).
•Costs associated with purchases of furniture, fixtures and equipment, major replacements, and improvements are capitalized and subsequently depreciated over their respective underlying assets estimated useful lives.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Financing Costs
Costs incurred to obtain new debt financing are amortized over the term of the underlying loan agreement using the effective interest method for senior unsecured notes and the straight-line method (which approximates the effective interest method) for other financing. Unamortized deferred financing costs are written off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing costs and any related discounts or premiums are accounted for in accordance with ASC 470-50-40, "Modifications and Extinguishments."
Cash and Cash Equivalents
We consider all highly liquid investments with a maturity of three months or less from the date of purchase to be cash and cash equivalents. At December 31, 2025 and 2024, $569.6 million and $47.9 million of cash and cash equivalents, respectively, was included as a component of Cash, cash equivalents and restricted cash on the Consolidated Balance Sheets. The maximum amount of credit risk arising from cash deposits in excess of federally insured amounts was approximately $523.7 million and $46.4 million as of December 31, 2025 and 2024, respectively. The maximum amount of credit risk arising from cash deposits in the UK in excess of insured amounts through the Financial Services Compensation Scheme ("FSCS") was approximately £14.3 million ($19.3 million) and £0.8 million ($1.0 million) as of December 31, 2025 and 2024, respectively.
Restricted Cash
Restricted cash includes amounts generated from the Safe Harbor Sale and other dispositions and held in escrow accounts that have been designated to fund potential future MH and RV acquisitions in accordance with Section 1031 of the Code ("1031 exchange transactions"). Restricted cash also includes utility deposits and amounts held in deposit for tax, insurance, and repair escrows held by lenders in accordance with certain debt agreements. At December 31, 2025 and 2024, $66.5 million and $9.2 million of restricted cash, respectively, was included as a component of Cash, cash equivalents and restricted cash on the Consolidated Balance Sheets, including $57.2 million and $0.0 million, respectively, held in escrow accounts for 1031 exchange transactions. Changes in the restricted cash are reported in our Consolidated Statements of Cash Flows as operating, investing, or financing activities based on the nature of the underlying activity. Restricted cash and restricted cash equivalents are included with cash and cash equivalents in the reconciliation of the beginning of period and the end of period cash balance on the Consolidated Statements of Cash Flows.
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
Investments in Nonconsolidated Affiliates
Investments in joint ventures that are not consolidated are accounted for using the equity method of accounting as prescribed in ASC Topic 323, "Investments - Equity Method and Joint Ventures." Investments in nonconsolidated affiliates are recorded within Other assets, net on the Consolidated Balance Sheets. Equity income and loss are recorded in the Income from nonconsolidated affiliates on the Consolidated Statements of Operations. The allocation provisions in these agreements may differ from the ownership interests held by each investor. Our exposure to losses associated with nonconsolidated affiliates is primarily limited to the carrying value of these investments. Accordingly, distributions from a nonconsolidated affiliate in excess of our carrying value are recognized in earnings. We review the carrying value of our investments in nonconsolidated affiliates for other than temporary impairment whenever events or changes in circumstances indicate a possible impairment. Financial condition, operational performance, and other economic trends are among the factors we consider when we evaluate the existence of impairment indicators. Refer to Note 6, "Investments in Nonconsolidated Affiliates," for additional information.
Notes and Other Receivables
Installment notes receivable on manufactured homes - represent notes receivable for the purchase of manufactured homes located in our communities, which are secured by the underlying manufactured home sold. Interest income is accrued based on the unpaid principal balance of the loans. Past due status of our notes receivable is determined based on the contractual terms of the note. When a note receivable becomes 60 days delinquent, we stop accruing interest on the note receivable. The interest on nonaccrual loans is accounted for on the cash basis until qualifying for return to accrual.
Notes receivable from real estate developers and operators - represent construction loans provided to real estate developers and loans provided to a real estate operator to finance acquisition and development costs.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We elected to apply the fair value option to our installment notes receivable on manufactured homes and notes receivable from real estate developers and operators in accordance with ASC 820, "Fair Value Measurements and Disclosures." The fair value is evaluated quarterly, and any fair value adjustments are recorded in Loss on remeasurement of notes receivable on the Consolidated Statement of Operations. Refer to Note 14, "Fair Value Measurements," for additional information regarding the estimates and assumptions used to estimate the fair value of each financial instrument class.
Other receivables - are generally comprised of home sale proceeds receivable, amounts due from MH, annual RV, and UK residents for rent, and related charges (utility charges, fees, and other pass-through charges), insurance receivables and various other miscellaneous receivables. Accounts outstanding longer than the contractual payment terms are considered past due.
Accounts receivable from residents are typically due within 30 days and stated at amounts due from residents net of an allowance for credit losses. We evaluate the recoverability of our receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms. Receivables related to MH community rents are reserved when we believe that collection is less than probable, which is generally after a resident balance reaches 60 to 90 days past due. In the UK, annual rents are noticed in full during the fourth quarter and due by January 31st of the following year. Payment can be made upfront or in monthly installments. Accounts receivables are reviewed regularly for collectability, with related reserves set quarterly for outstanding receivables. Refer to Note 4, "Notes and Other Receivables," for additional detail on receivables.
Collateralized Receivables
We account for transferred loans that have not met the requirements for sale accounting as collateralized receivables under ASC 860, "Transfers and Servicing." We are subject to certain recourse provisions related to previously transferred loans requiring us to purchase the underlying manufactured homes collateralizing such notes at a price calculated based on the agreed upon terms, in the event of a note default and subsequent repossession of the home by the unrelated entity. The transferred assets are classified as Collateralized receivables, net and the cash proceeds received from the transaction are classified as Secured borrowings on collateralized receivables within the Consolidated Balance Sheets. We have elected to apply the fair value option to the collateralized receivables and related secured borrowings under ASC 820, "Fair Value Measurements and Disclosures." Refer to Note 7, "Debt and Line of Credit" and Note 14, "Fair Value Measurements" for additional information.
Goodwill
We account for goodwill pursuant to ASC 350, "Intangibles—Goodwill and Other." Goodwill is not amortized but rather is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that it is more likely than not that an impairment exists. We perform our annual goodwill assessment at the reporting unit level on October 31st. An impairment exists if quantitative testing indicates that the carrying amount of a reporting unit exceeds its fair value.
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
Other Intangible Assets
Other intangible assets primarily comprise in-place leases, trademarks and trade names, customer relationships, and franchise agreements. We amortize finite-lived intangible assets on a straight-line basis over the period the assets are expected to contribute directly or indirectly to the future cash flows of the property or business. We evaluate the recoverability of intangible assets on an annual basis, or more frequently if indicators of impairment are identified, by reviewing events or circumstances that may warrant revised estimates of useful lives or that indicate that the asset may be impaired. The carrying amounts of other intangible assets are included in Other intangible assets, net on our Consolidated Balance Sheets. Refer to Note 5, "Goodwill and Other Intangible Assets," for additional information.
Deferred Taxes
We are subject to certain state and foreign income taxes and have certain subsidiaries that are taxed as regular corporations for U.S. and non-U.S. income tax purposes. Deferred tax assets or liabilities are recognized for temporary differences between the tax basis of assets and liabilities and their carrying amounts in the financial statements and net operating loss carryforwards in certain subsidiaries, including those domiciled in foreign jurisdictions, which may be realized in future periods if the respective subsidiary generates sufficient taxable income. Deferred tax assets and liabilities are measured using currently enacted tax rates. A valuation allowance is established if, based on the available evidence, it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. Refer to Note 11, "Income Taxes," for additional information.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Temporary Equity and Noncontrolling Interests
Temporary equity includes preferred securities and other equity interests that are redeemable for cash at the holder's option or upon the occurrence of an event that is not solely within our control based on a fixed or determinable price. These securities are not mandatorily redeemable for cash nor do they contain a fixed maturity date. Temporary equity is classified between Liabilities and Shareholders' Equity on the Consolidated Balance Sheets.
Our noncontrolling interest primarily consists of common and preferred OP units that are owned by limited partners of the Operating Partnership. The common and preferred OP units are exchangeable for shares of our common stock based on the exchange ratio for each OP unit class outstanding. Each exchange is treated as a capital transaction, which results in an allocation between Stockholders' equity, temporary equity, and noncontrolling interest to account for the change in the respective ownership of the underlying equity of the Operating Partnership. We allocate Net income (after allocating to preferred returns) between our common stock and the noncontrolling interests based on the respective ownership interests in the Operating Partnership. The noncontrolling interest allocation is adjusted for issuances, conversions, and any other applicable equity activity.
Share-Based Compensation
We account for restricted stock awards ("RSAs"), which include time based RSAs and performance-based RSAs subject to a market condition, in accordance with ASC 718, "Compensation-Stock Compensation." Compensation cost is measured at the fair value on the grant date and recognized as expense, net of estimated forfeitures, on a straight-line basis over the service or performance period. The fair value of time based RSAs is measured based on the quoted price of our common stock on the grant date. The fair value of performance-based RSAs subject to a market condition is measured using a Monte Carlo valuation model. We estimate forfeitures at the time of grant based on the historical turnover rate of employees and non-employees that are recipients of an award. We update our assumptions annually, or sooner, if subsequent information indicates that the actual number of instruments subject to forfeiture is likely to differ from previous estimates. Refer to Note 9, "Share-Based Compensation," for additional information.
Fair Value Measurements
Our financial instruments consist primarily of cash, cash equivalents and restricted cash, notes and other receivables, debt and other liabilities. We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures, pursuant to ASC 820, "Fair Value Measurements and Disclosures."
ASC 820, "Fair Value Measurements and Disclosures," requires disclosure regarding the determination of fair value for assets and liabilities and establishes a hierarchy under which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair value hierarchy:
Level 1 - Quoted unadjusted prices for identical instruments in active markets that we have the ability to access;
Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets or can be corroborated by observable market data; and
Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The unobservable inputs reflect our assumptions about the assumptions that market participants would use.
Refer to Note 14, "Fair Value Measurements," for additional information on methods and assumptions used to estimate the fair value of each financial instrument class.
Revenue Recognition
As a real estate owner and operator, the majority of our revenue consists of Income from real property from site and home leases that are accounted for pursuant to ASC 842, "Leases." Other revenue streams, such as those generated from home sales and ancillary activities, are accounted for pursuant to ASC 606, "Revenue from Contracts with Customers," except for those that are within the scope of other topics in the FASB ASC. For transactions in the scope of ASC 606, we recognize revenue when control of goods or services transfers to the customer, in the amount that we expect to receive for the transfer of goods or provision of services. Due to the nature and timing of our identified revenue streams, there were no material outstanding performance obligations as of December 31, 2025.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income from real property - includes revenue from residents and guests in our communities, who lease the site on which their home or RV is located and either own or lease their home or RV, rental home revenue, and short-term vacation home and site rentals. Resident leases are generally for a time period not to exceed one year or month to month and are renewable by mutual agreement between the parties, or in some cases, as provided by statute. Revenues from site and home leases fall under the scope of ASC 842, and are accounted for as operating leases with straight-line recognition. We combine fixed lease and non-lease components and account for them as a single lease component per ASC 842. The non-lease components primarily consist of reimbursement for utility services at our communities. In accordance with the practical expedient criteria, we noted that the timing and pattern of transfer for the lease and non-lease components are the same, and the leases qualify as operating leases. Accordingly, we present rental revenues and utility recoveries as a single lease component within Income from real property in the Consolidated Statement of Operations. Additionally, we include collections of real estate taxes from residents and guests within Income from real property. As a lessor, we also receive variable lease payments, usually from revenue derived from percentage-based leases. The revenue from these leases is accounted for on an as earned basis. We also have a number of short-term leases that are accounted for on an as earned basis. All our revenues are recognized net of taxes collected from customers and submitted to taxing authorities. Real estate taxes are recorded as a liability when collected and released when payments are remitted to tax authorities.
Revenue from home sales - SHS, our U.S. taxable REIT subsidiary, and Park Holidays sell manufactured homes to current and prospective residents in our communities. We recognize revenue from home sales pursuant to ASC 606. Manufactured homes are not permanent fixtures or improvements to the underlying real estate and we therefore do not consider them to be subject to the guidance in ASC 360-20, "Real Estate Sales." In accordance with ASC 606, we recognize revenue from home sales at the time of closing when control of the home transfers to the customer. After closing of the sale transaction, we have no remaining performance obligation. As of December 31, 2025 and 2024, we had $15.6 million and $24.5 million, respectively, of receivables from contracts with customers, which consists of home sales proceeds, and are presented as a component of Notes and other receivables, net on our Consolidated Balance Sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes.
Ancillary - ancillary revenues are primarily composed of proceeds from restaurant, golf, merchandise, retail, service, and other activities at our MH and RV communities. Revenues at communities in the UK are recognized at the point of sale when control of the good or service transfers to the customer and our performance obligation has been satisfied.
Interest income - is earned primarily on our cash balances and notes receivable. For our notes receivable, interest income is accrued based on the unpaid principal balances of the underlying loans on a contractual yield basis over the life of the loan. Refer to Note 4, "Notes and Other Receivables," for additional information.
Brokerage commissions and other, net - comprise brokerage commissions for sales of manufactured homes at our communities, where we act as agent and arrange for a third party to transfer a manufactured home or a park model to a customer within one of our properties. Brokerage commission revenues are accounted for in accordance with ASC 606, and are recognized on a net basis at closing when the transaction is completed and our performance obligations have been fulfilled. Other revenues primarily include prepaid rent adjustments, proceeds from business interruption insurance, dividend income, and management fees earned from managing third-party-owned holiday parks.
Advertising Costs
Advertising costs are expensed as incurred. As of December 31, 2025, 2024, and 2023, we had advertising costs of $28.8 million, $34.1 million, and $33.8 million, respectively.
Depreciation and Amortization
Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets, ranging from four years to 30 years depending upon the asset classification.

Asset Class	Useful Life
Land improvements and buildings	15 years	-	30 years
Rental homes and improvements	10 years
Furniture, fixtures, and equipment	5 years	-	30 years
Computer hardware and software	4 years
Site improvements	7 years	-	30 years
Leasehold improvements	Lesser of lease term or useful life of assets
In-place leases	7 years
Trademarks and trade names	15 years
Customer relationships	4 years
Franchise agreements and other intangible assets	10 years	-	27 years

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Foreign Currency
The assets and liabilities of our operations in the UK, Canada, and Australia, where the functional currency is the British pound sterling, Canadian dollar, and Australian dollar, respectively, are translated into U.S. dollars using the exchange rate in effect as of the balance sheet date. Income statement amounts are translated at the average exchange rate prevailing during the period. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive income / (loss) ("AOCI"). Foreign currency exchange gains and losses arising from fluctuations in currency exchange rates on transactions and the effects of remeasurement of monetary balances denominated in currencies other than the functional currency are recorded in earnings within Gain / (loss) on foreign currency exchanges on the Consolidated Statements of Operations.
For the years ended December 31, 2025, 2024, and 2023, we recorded a foreign currency exchange gain of $26.7 million, a loss of $25.8 million, and a loss of $0.3 million, respectively, on our Consolidated Statements of Operations.
Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes to minimize the effect of interest rate changes on future cash outflows related to outstanding floating rate debt and forecasted issuances of long-term debt, and the benchmark interest rates used are the SOFR and the SONIA Rates. Treasury rate lock contracts, interest rate swaps, and forward swaps are used to accomplish this objective. We do not enter into derivative instruments for speculative purposes. At December 31, 2025, we did not have any outstanding derivative contracts. Refer to Note 13, "Derivative Financial Instruments," for additional information regarding derivative activity.
We recognize derivative instruments at fair value on a recurring basis on the Consolidated Balance Sheets and classify the derivatives within Level 2 of the fair value hierarchy. We adjust our Consolidated Balance Sheets on a quarterly basis to reflect the current fair market value of the derivative instruments. Refer to Note 14, "Fair Value Measurements," for additional information related to the fair value methodology used for derivative financial instruments.
We assess the effectiveness of the derivative instruments in hedging the underlying interest rate exposure both at inception and on an ongoing basis. The unrealized gains or losses on the derivative instruments are recorded in AOCI and are reclassified to Interest expense on the Consolidated Statements of Operations during the same period in which the hedged transaction affects earnings. We estimate that $3.5 million will be reclassified as a reduction to Interest expense, net over the next 12 months for all of our settled cash flow hedges. Cash flow from these derivative instruments is classified in the same category as the cash flow items being hedged on the Consolidated Statements of Cash Flows.
Accounting for Leases
Lessee Accounting
Our operating lease agreements are primarily for land under non-cancelable operating leases at certain properties, executive office spaces, and certain equipment leases. Pursuant to ASC Topic 842, "Leases," we determine if an arrangement contains a lease at inception and most of our leases contain lease and non-lease components. We combine fixed lease and non-lease components and account for them as a single lease component.
For operating leases with a term greater than 12 months, ROU assets and lease liabilities are recognized at the commencement date within Other assets, net and Other liabilities on the Consolidated Balance Sheets. The lease liabilities are measured at the present value of the fixed lease payments at the lease commencement date. The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received, and any adjustments to reflect favorable or unfavorable terms of the lease when compared with market terms. Operating lease costs are recognized on a straight-line basis over the lease term.
Variable lease payments, except for payments that depend on an index or rate, are excluded from the calculation of the ROU assets and lease liabilities and are expensed as incurred. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Many of our lessee agreements include options to extend the lease, which we do not include in our minimum lease terms unless the extension is reasonably certain of being exercised. For operating leases with a term of 12 months or less, we elected the practical expedient to recognize lease expense on a straight-line basis over the term of the lease, with no asset or liability recognized on the Consolidated Balance Sheets.
Finance leases where we are the lessee primarily relate to ground leases for land and are included in Investment property, net and Other liabilities on our Consolidated Balance Sheets. The lease liabilities are initially measured in the same manner as operating leases and are subsequently measured at amortized cost using the effective interest method. Refer to Note 16, "Leases," for information regarding leasing activities.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lessor Accounting
As detailed in the Revenue Recognition section, our income from real property at our communities is derived from rental agreements with our residents and customers where we are the lessor, which we classify as operating leases under ASC Topic 842, "Leases." Nearly all of our operating leases are for a time period not to exceed one year or month-to-month.
Fixed lease income from customers is recognized on a straight-line basis over the term of the relevant lease agreement and is included within Income from real property and Brokerage commissions and other revenue, net on the Consolidated Statements of Operations. When collectability is not reasonably assured, the resident is placed on non-accrual status and revenue is recognized when cash payments are received.
2. Assets Held for Sale and Discontinued Operations
In February 2025, we entered into the Safe Harbor Sale, which represented a strategic shift in operations. Accordingly, the results of the marina business and assets and liabilities included in the Safe Harbor Sale have been presented as discontinued operations through the final closing date of August 29, 2025 under ASC 205-20, "Presentation of Financial Statements: Discontinued Operations."
During the three months ended June 30, 2025, we completed the initial closing of the Safe Harbor Sale, which generated approximately $5.25 billion of pre-tax cash proceeds, net of transaction costs. The subsequent closing of the transfer of subsidiaries owning 15 of Safe Harbor's properties (the "Delayed Consent Subsidiaries") with an aggregate agreed value of approximately $250.0 million was further subject to the receipt of certain third-party consents. Subsequent to the initial closing through June 30, 2025, we completed the sale of six Delayed Consent Subsidiaries for $136.7 million. On August 29, 2025, we completed the closing of the final nine Delayed Consent Subsidiaries for $117.5 million and fully divested our investment in the Safe Harbor business. In connection with the Safe Harbor Sale, we recorded a gain of $1.5 billion during the year ended December 31, 2025
The following table sets forth a summary of assets and liabilities attributable to discontinued operations related to Safe Harbor (in millions):

	December 31, 2025	December 31, 2024
Assets
Land	$—	$1,049.5
Land improvements and buildings	—	2,401.9
Furniture, fixtures and equipment	—	369.2
Investment property	—	3,820.6
Accumulated depreciation	—	(512.6)
Investment property, net	—	3,308.0
Cash, cash equivalents and restricted cash	—	6.8
Notes and other receivables, net	—	53.9
Goodwill	—	541.7
Other intangible assets, net	—	236.4
Other assets, net	—	267.7
Total Assets	$—	$4,414.5
Liabilities
Advanced reservation deposits and rent	$—	$81.6
Accrued expenses and accounts payable	—	44.3
Other liabilities	—	161.0
Total Liabilities	$—	$286.9

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth a summary of the operating results included within Income from discontinued operations, net (in millions):

	Year Ended December 31,
	2025	2024	2023
Revenues
Real property	$145.9	$460.3	$431.6
Service, retail, dining and entertainment revenue	164.7	494.4	501.3
Interest, brokerage commissions and other, net	1.6	5.9	7.6
Total Revenues	312.2	960.6	940.5
Expenses
Property operating and maintenance	53.6	148.3	137.1
Real estate tax	7.9	21.9	21.7
Service, retail, dining and entertainment expenses	155.4	461.8	462.1
General and administrative(1)	81.2	64.8	58.6
Interest expense	—	0.1	0.1
Catastrophic event-related charges, net	—	3.5	7.2
Business combination costs	0.2	0.4	—
Depreciation, amortization, and loss on disposal of assets	36.3	190.2	165.9
Asset impairments	2.3	4.7	4.5
Total Expenses	336.9	895.7	857.2
Income / (Loss) Before Other Items	(24.7)	64.9	83.3
Gain on disposition of properties, net	1,463.2	—	—
Other income / (expense), net(2)	(5.4)	10.0	(0.2)
Income from Discontinued Operations, Before Income Taxes	1,433.1	74.9	83.1
Current tax expense (see Note 11)	(3.5)	(0.7)	(0.8)
Income from Discontinued Operations, net	$1,429.6	$74.2	$82.3
(1) Includes transaction costs of $63.1 million recognized during the year ended December 31, 2025 that were directly attributable to the Safe Harbor Sale, including legal and advisory fees, employee separation costs, and other expenses.
(2) During the three months ended March 31, 2025, we recorded a contingent consideration expense of $14.6 million related to a tax protection agreement that we entered into with former owners of certain marina properties at the time of acquisition. The tax protection agreement stipulates that we indemnify those owners for certain tax obligations incurred related to the sale of certain marina properties. As a result of the Safe Harbor Sale, we concluded that our tax liability to the former owners was probable of being realized and estimable. During the three months ended December 31, 2025, we recorded a benefit of $9.4 million after completing our 1031 exchange transactions using proceeds from the Safe Harbor Sale and remeasuring the remaining tax liability to a fair value of $0.2 million. Refer to Note 14, "Fair Value Measurements," for additional information.
The following table presents depreciation, amortization, and capital expenditures attributable to discontinued operations related to Safe Harbor (in millions):

	Year Ended December 31,
	2025	2024
Depreciation	$31.9	$168.1
Amortization	$4.4	$22.1
Capital Expenditures	$73.3	$183.3
3. Real Estate Acquisitions and Dispositions
2025 Acquisitions and Dispositions
The following acquisitions of real estate properties occurred during the year ended December 31, 2025:

Property Name	Type	State, Province or Country	Month Acquired
Five MH / Two RV Portfolio	MH / RV	Various	October
Marysville Farm	MH	MI	October
Three MH Portfolio	MH	MI	October
Reflections on Silver Lake	MH / RV	FL	October
The Preserve	MH	FL	October
Lakeridge of Eugene	MH	OR	October

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the amount of assets acquired, net of liabilities assumed, at the acquisition date and the consideration paid for the acquisitions completed during the years ended December 31, 2025 and 2024 (in millions):

	At Acquisition Date					Consideration
	Investment in property	Inventory of manufactured homes and retail related items	Other intangible assets(1)	Other assets / (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Temporary and permanent equity(2)	Total consideration
Asset Acquisitions
Five MH / Two RV Portfolio	$175.7	$—	$2.7	$(1.1)	$177.3	$177.3	$—	$177.3
Marysville Farm	20.5	0.1	0.5	(0.1)	21.0	21.0	—	21.0
Three MH Portfolio	95.1	2.1	2.5	(1.0)	98.7	98.7	—	98.7
Reflections on Silver Lake	69.9	—	1.2	(0.8)	70.3	70.3	—	70.3
The Preserve(3)	57.0	—	0.6	—	57.6	57.6	—	57.6
Lakeridge of Eugene	31.3	—	0.5	0.3	32.1	32.1	—	32.1
Total 2025 Acquisitions	$449.5	$2.2	$8.0	$(2.7)	$457.0	$457.0	$—	$457.0

Total 2024 Acquisitions	$63.4	$0.5	$1.9	$(0.2)	$65.6	$30.2	$35.4	$65.6
(1) Includes acquired intangible assets subject to amortization of $8.0 million with a weighted average amortization period of seven years, primarily consisting of in-place leases.
(2) Refer to Note 8, "Equity and Temporary Equity," for additional detail.
(3) In conjunction with the acquisition, we entered into a leaseback transaction with the counterparty as a buyer-lessor. We concluded that both the purchase and lease were distinct and accounted for the lease in accordance with ASC 842, "Leases." Refer to Note 16, "Leases," for additional information.
During the year ended December 31, 2025, we incurred and capitalized $6.5 million of transaction costs, which have been allocated among various Investment property and other asset classes for purchases that meet the asset acquisition criteria.
During the year ended December 31, 2025, we also acquired one operating asset in the UK adjacent to an existing property for $2.6 million.
2025 Disposition Activity
The following dispositions of real estate properties for our continuing operations occurred during the year ended December 31, 2025:

Property Name	Segment	Number of Properties	State, Province or Country	Month Disposed	Gross Sales Proceeds	Cash Consideration, net(1)	Gain / (Loss) on Disposition(2)
RV Portfolio(3)	RV	2	Various	January	$92.9	$92.6	$(0.2)
MH Portfolio	MH	3	FL	March	$27.8	$27.2	$(2.8)
Sun Retreats Millbrook	RV	1	IL	April	$3.5	$2.8	$(3.8)
Pine Hills	MH	1	IN	December	$10.3	$9.5	$4.8
(1) Cash consideration, net of settlement of the associated mortgage debt, when applicable, and other closing adjustments. Refer to Note 7, "Debt and Line of Credit," for additional detail.
(2) Recorded in Gain on dispositions of properties, net on the Consolidated Statements of Operations.
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
During the year ended December 31, 2025, we sold three developmental land parcels in the U.S. and UK for total consideration of $68.1 million and recorded a total gain on sale of $6.5 million. We previously recorded asset impairment charges of $97.4 million related to one of the development land parcels in the UK during the three months ended June 30, 2025. Refer to Note 14, "Fair Value Measurements," for additional information.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2024 Dispositions Activity
The following dispositions of real estate properties for our continuing operations occurred during the year ended December 31, 2024 (in millions, except for property and site count):

Property Name	Segment	Number of Properties	State, Province or Country	Month Disposed	Gross Sales Proceeds	Cash Consideration, net(1)	Gain / (Loss) on Disposition(2)
Spanish Trails and Sundance	MH	2	AZ & FL	February	$48.5	$51.7	$6.2
Littondale	UK	1	UK	May	$5.9	$5.4	$2.2
Six Community MH Portfolio	MH	6	Various	July	$224.6	$150.7	$142.0
Lake Pointe Village	MH	1	FL	July	$38.0	$20.3	$16.0
Reserve at Fox Creek	MH	1	AZ	September	$38.0	$22.7	$22.2
Turnberry	UK	1	UK	November	$7.6	$7.0	$(1.1)
Canadian RV Portfolio(3)(4)	RV	13	ON	December	$64.0	$20.1	$9.1
(1) Cash consideration, net of settlement of the associated mortgage debt and other closing adjustments.
(2) Recorded in Gain on dispositions of properties, net on the Consolidated Statements of Operations.
(3) As part of the terms of the disposition, we provided financing to the counterparty in the form a note receivable of $42.4 million. Refer to Note 4, "Notes and Other Receivables," for additional details.
(4) Gain on disposition is net of the release of foreign currency translation losses from AOCI of $2.3 million.
In addition, during the year ended December 31, 2024, we sold three development land parcels in the U.S. for total consideration of $50.2 million and recorded a total gain on sale of $11.5 million.
4. Notes and Other Receivables
The following table sets forth certain information regarding notes and other receivables (in millions):

	December 31, 2025	December 31, 2024
Installment notes receivable on manufactured homes, net	$139.2	$93.9
Notes receivable from real estate developers and operators	44.5	148.5
Other receivables, net	148.4	187.7
Total Notes and Other Receivables, net	$332.1	$430.1
Installment Notes Receivable on Manufactured Homes
Installment notes receivable are measured at fair value, using indicative pricing models from third-party valuation specialists, in accordance with ASC 820, "Fair Value Measurements and Disclosures." The balances of installment notes receivable of $139.2 million (principal of installment notes receivable of $142.1 million less fair value adjustment of $2.9 million) and $93.9 million (principal of installment notes receivable of $95.2 million less fair value adjustment of $1.3 million) as of December 31, 2025 and 2024, respectively, are secured by manufactured homes. The notes had a net weighted average interest rate (net of servicing costs) and maturity of 7.5% and 17.3 years as of December 31, 2025, and 6.4% and 18.6 years as of December 31, 2024, respectively. Refer to Note 14, "Fair Value Measurements," for additional details.
Notes Receivable from Real Estate Developers and Operators
The note receivable from a real estate operator consists of a loan provided to a real estate operator to fund the Canadian RV Portfolio disposition (the "Canadian RV Note"). The balance on the Canadian RV Note was $44.5 million with a net weighted average interest rate and maturity of 5.0% and one year as of December 31, 2025, and was $42.4 million with a net weighted average interest rate and maturity of 5.0% and two years as of December 31, 2024. Refer to Note 14, "Fair Value Measurements," for additional information.
As of December 31, 2025, we did not have any outstanding acquisition and construction loans provided to real estate developers. As of December 31, 2024, acquisition and construction loans provided to real estate developers totaled $106.1 million with a net weighted average interest rate and maturity of 8.0% and 1.9 years.
During the three months ended December 31, 2025, we settled a note receivable from a real estate developer of $48.7 million as part of the acquisition of one MH property in Florida. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information.
During the three months ended March 31, 2025, we settled a note receivable from a real estate developer of $36.5 million as part of a sale of a portfolio of RV communities. We also entered into a non-monetary transaction with a real estate developer to settle a note receivable of $23.8 million in conjunction with one RV property in California. Refer to Note 3, "Real Estate Acquisitions and Dispositions," and Note 8, "Equity and Temporary Equity," respectively, for additional information.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Receivables, net
Other receivables, net were comprised of amounts due from the following categories (in millions):

	December 31, 2025	December 31, 2024
Receivables from residents and customers(1)	$80.6	$62.2
Insurance receivables(2)	42.4	67.2
Home sale proceeds	15.6	24.5
Other receivables	9.8	33.8
Total Other Receivables, net	$148.4	$187.7
(1)Net of allowance for credit losses of $5.0 million and $5.6 million as of December 31, 2025 and 2024, respectively.
(2)Primarily consists of receivables from insurance providers related to Hurricanes Helene, Milton, and Ian. Refer to Note 15, "Commitments and Contingencies," for additional details.
5. Goodwill and Other Intangible Assets
Our intangible assets include goodwill, in-place leases, trademarks and trade names, customer relationships, franchise agreements, and other intangible assets.
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
Our entire goodwill balance of $9.5 million at December 31, 2025 is attributable to the RV segment. During the year ended December 31, 2025, goodwill of $541.7 million associated with the Safe Harbor subsidiary was allocated to discontinued operations and derecognized in conjunction with the closing of the Safe Harbor Sale. There were no other changes in our goodwill balance during the year ended December 31, 2025.
At October 31, 2025, we performed our annual goodwill impairment test for the RV segment and no impairment of goodwill was identified. During the years ended December 31, 2024 and 2023, we incurred impairment charges of $180.8 million and $369.9 million, respectively, related to the UK segment, primarily driven by a deterioration in the macroeconomic environment in the region, causing a decline in projected future cash flows for our Park Holidays business, bringing the balance associated with the UK segment to zero. As of December 31, 2025 and 2024, the accumulated impairment losses were $550.7 million.
Other Intangible Assets, net
The gross carrying amounts and accumulated amortization of our intangible assets were as follows (in millions):

		December 31, 2025		December 31, 2024
Other Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	7 years	$146.5	$(132.1)	$138.8	$(126.4)
Trademarks and trade names	15 years	87.4	(22.6)	81.7	(15.4)
Customer relationships	4 years	1.9	(1.9)	1.8	(1.3)
Franchise agreements and other intangible assets	10 - 27 years	32.9	(11.3)	32.7	(10.0)
Total finite-lived assets		$268.7	$(167.9)	$255.0	$(153.1)
Indefinite-lived assets - Trademarks, trade names, and other	N/A	0.7	—	0.6	—
Total indefinite-lived assets		$0.7	$—	$0.6	$—
Total		$269.4	$(167.9)	$255.6	$(153.1)
Amortization expenses related to our Other intangible assets were as follows (in millions):

	Year Ended December 31,
Other Intangible Asset Amortization Expense	2025	2024	2023
In-place leases	$5.7	$6.2	$8.7
Trademarks and trade names	6.0	5.8	5.7
Customer relationships	0.5	0.5	0.5
Franchise fees and other intangible assets	0.7	0.8	2.2
Total	$12.9	$13.3	$17.1

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We anticipate amortization expense for Other intangible assets to be as follows for the next five years (in millions):

Other Intangible Asset Future Amortization Expense	2026	2027	2028	2029	2030
In-place leases	$4.7	$3.2	$1.9	$1.2	$1.1
Trademarks and trade names	6.1	5.8	5.8	5.7	5.7
Customer relationships	—	—	—	—	—
Franchise agreements and other intangible assets	1.3	1.3	1.3	1.3	1.3
Total	$12.1	$10.3	$9.0	$8.2	$8.1
6. Investments in Nonconsolidated Affiliates
Our investments in joint ventures that are accounted for using the equity method of accounting are as follows:
Sungenia joint venture ("Sungenia JV")
At December 31, 2025 and 2024, we had a 50% ownership interest in Sungenia JV, a joint venture formed between us and Ingenia Communities Group (ASX:INA) to establish and operate a MH community development program in Australia.
GTSC LLC ("GTSC")
At December 31, 2025 and 2024, we had a 40% ownership interest in GTSC, which engages in acquiring, holding and selling loans secured, directly or indirectly, by manufactured homes located in our communities.
SV Lift, LLC ("SV Lift")
During the year ended December 31, 2025 we disposed of the primary asset held by SV Lift, a 50% owned joint venture which owned, operated and leased an aircraft. The disposition did not result in material activity on the Consolidated Statements of Operations, and we expect to dissolve the joint venture in 2026.
Our investment balances in nonconsolidated affiliates are as follows (in millions):

Investment	December 31, 2025	December 31, 2024
Investment in Sungenia JV	$91.1	$75.1
Investment in GTSC(1)	37.9	48.9
Investment in SV Lift	—	1.1
Total	$129.0	$125.1
(1) Balances are net of fair value adjustment gains / (losses) of $(0.9) million and $6.6 million during the years ended December 31, 2025 and 2024.
The income / (loss) from nonconsolidated affiliates is as follows (in millions):

	Year Ended December 31,
Income / (Loss) from Nonconsolidated Affiliates	2025	2024	2023
Sungenia JV equity income	$14.0	$7.5	$3.2
GTSC equity income	2.3	3.3	3.3
Equity income / (loss) from other nonconsolidated affiliates	0.1	(1.3)	9.5
Total Income from Nonconsolidated Affiliates	$16.4	$9.5	$16.0
During the years ended December 31, 2025, 2024, and 2023, we received distributions of $14.5 million, $31.1 million, and $20.7 million, respectively, and made contributions of $0.9 million, $22.4 million, and $38.4 million, respectively, with our nonconsolidated affiliates.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Debt and Line of Credit
The following table sets forth certain information regarding debt, including premiums, discounts and deferred financing costs (in millions, except for statistical information):

	Carrying Amount at December 31,		Weighted Average Years to Maturity at December 31,		Weighted Average Interest Rates at December 31,
	2025	2024	2025	2024	2025	2024
Secured Debt
Mortgage loans payable(1)	$2,429.0	$3,212.2	8.5	8.3	3.634%	3.991%
Secured borrowings on collateralized receivables(2)	43.2	51.2	12.3	13.2	8.538%	8.575%
Total Secured Debt	2,472.2	3,263.4
Unsecured Debt
Senior unsecured notes(3)	1,786.5	2,676.3	5.1	6.0	2.901%	3.778%
Line of credit	—	1,413.1	0.0	1.4	—%	4.744%
Total Unsecured Debt	1,786.5	4,089.4
Total Debt	$4,258.7	$7,352.8	7.1	6.2	3.376%	4.090%
(1)Balances at December 31, 2025 and 2024 include $9.6 million and $15.2 million of deferred financing costs, respectively.
(2)Balances at December 31, 2025 and 2024 include fair value adjustments of $3.8 million and $3.9 million, respectively.
(3)Balances at December 31, 2025 and 2024 include $4.2 million and $6.3 million of net debt discount, respectively, and $9.3 million and $17.4 million of deferred financing costs, respectively. Weighted average interest rates include the impact of hedge activity.
Secured Debt
Mortgage term loans
During the years ended December 31, 2025 and 2024, we repaid the following mortgage term loans (in millions, except for statistical information, all loans were paid off on or before their respective maturity dates):

Period	Repayment Amount		Weighted Average Interest Rate	Maturity Date	Number of Properties by which Debt was Secured	Loss on Extinguishment of Debt
Three months ended June 30, 2025	$691.8	(1)	5.346%	February 13, 2026 - September 10, 2044	44	$45.9
Three months ended March 31, 2025	$48.4		4.013%	February 01, 2025 - March 31, 2025	5	$—
Three months ended December 31, 2024	$119.4		4.041%	December 1, 2024 - February 6, 2025	12	$—
Three months ended September 30, 2024	$93.5	(2)	4.096%	December 1, 2024 - January 15, 2044	7	$0.8
(1)We settled $737.7 million of secured mortgage debt, inclusive of $45.9 million of prepayment costs and deferred financing cost write offs, resulting in a repayment of $691.8 million of net secured mortgage debt.
(2)Includes six mortgage term loans, which included two mortgage term loan payoffs and partial pay downs on four pooled mortgage term loans, that were secured by seven properties. The repayments occurred in conjunction with the disposition of real estate assets. Refer to Note 3, "Real Estate Acquisitions and Dispositions," for additional information.
During the year ended December 31, 2025, we did not enter into any mortgage term loans.

The mortgage term loans, which total $2.4 billion as of December 31, 2025, are secured by 110 properties representing approximately $1.8 billion of net book value.
Secured Borrowings on Collateralized Receivables
Refer to Note 1, "Significant Accounting Policies," for information on secured borrowings on collateralized receivables.

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

		Carrying Amount at December 31,
	Principal Amount	2025	2024
5.5% notes, issued in January 2024 and due in January 2029 (the "2029 Notes")	$500.0	$—	$496.2
5.7% notes, issued in January 2023 and due in January 2033 (the "2033 Notes")	400.0	—	396.1
4.2% notes, issued in April 2022 and due in April 2032	600.0	594.1	593.2
2.3% notes, issued in October 2021 and due in November 2028	450.0	448.1	447.4
2.7% notes, issued in June 2021 and October 2021, and due in July 2031	750.0	744.3	743.4
Total	$2,700.0	$1,786.5	$2,676.3
During the three months ended June 30, 2025, we redeemed the aggregate principal amount of $900.0 million on the 2029 Notes and the 2033 Notes using cash proceeds generated from the Safe Harbor Sale. In accordance with the terms of each series of Notes, the redemption price was inclusive of a customary make-whole premium and accrued and unpaid interest. As a result, we recorded charges of $56.5 million to Loss on extinguishment of debt on the Consolidated Statements of Operations in connection with early extinguishment premiums on these note redemptions. Refer to Note 13, "Derivative Financial Instruments," for cash flow hedge activity resulting from the redemptions.
New Credit Agreement
In September 2025, we entered into a credit agreement (the "New Credit Agreement"), which replaced our previous $3.05 billion senior credit facility.
Pursuant to the New Credit Agreement, we may borrow up to $2.0 billion under a senior credit facility. The New Credit Agreement also permits, subject to the satisfaction of certain conditions, additional borrowings of $1.0 billion. The senior credit facility's maturity date is January 31, 2030, and, at our option, may be extended for two additional six-month periods subject to the satisfaction of certain conditions.
The senior credit facility offers various interest rates for borrowings under U.S. dollars (at the ABR, Term SOFR, and Daily Effective SOFR), euros (at the Adjusted EURIBOR), British pound sterling (at the Daily Simple SONIA Rate), Canadian dollars (at the Term CORRA) and the Daily Simple CORRA), and Australian dollars (at the Australian BBSY Rate) plus a margin, which can range from 0.725% to 1.40% for all interest rates except ABR loans, which can range from 0.000% to 0.400%. As of December 31, 2025, there were no borrowings under the senior credit facility.
During the three months ended September 30, 2025, we recorded charges of $1.6 million to Loss on extinguishment of debt on the Consolidated Statements of Operations related to the write off of deferred financing costs in connection with the termination of our previous senior credit facility. As of December 31, 2025, we also recorded deferred financing costs of $11.6 million in connection with the senior credit facility, which was recorded within Other assets, net on the Consolidated Balance Sheet.
The senior credit facility provides us with the ability to issue up to $100.0 million of letters of credit. We had $13.7 million of outstanding letters of credit at December 31, 2025.
Covenants
The mortgage term loans, senior unsecured notes, and our senior credit facility are subject to various financial and other covenants. At December 31, 2025, we were in compliance with all financial covenants.
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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-term Debt Maturities
As of December 31, 2025, the total of our secured debt (excluding premiums and deferred financing costs) and unsecured debt (excluding discounts and deferred financing costs) by year of maturity were as follows (in millions):

	Maturities and Amortization By Year
	Total Due	2026	2027	2028	2029	2030	Thereafter
Secured Debt
Mortgage loans payable
Maturities	$1,794.2	$492.0	$—	$175.7	$310.7	$7.5	$808.3
Principal amortization	644.4	40.6	34.9	38.8	38.2	37.4	454.5
Secured borrowings on collateralized receivables(1)	39.4	2.2	2.4	2.5	2.7	3.0	26.6
Total Secured Debt	2,478.0	534.8	37.3	217.0	351.6	47.9	1,289.4
Unsecured Debt
Senior unsecured notes	1,800.0	—	—	450.0	—	—	1,350.0
Total Unsecured Debt	1,800.0	—	—	450.0	—	—	1,350.0
Total Debt	$4,278.0	$534.8	$37.3	$667.0	$351.6	$47.9	$2,639.4
(1)Balance at December 31, 2025 excludes fair value adjustments of $3.8 million.
8. Equity and Temporary Equity
Temporary Equity
Temporary equity includes preferred securities that are redeemable for cash at the holder's option or upon the occurrence of an event that is not solely within our control based on a fixed or determinable price and other redeemable equity interests. These securities are not mandatorily redeemable for cash nor do they contain a fixed maturity date. The following table sets forth the various series of redeemable preferred OP units and other redeemable equity interests that were outstanding as of December 31, 2025 and 2024, and the related terms, and summarizes the balance included within Temporary Equity on our Consolidated Balance Sheets (in millions, except for statistical information):

Description	OP Units Outstanding	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption(3)	Redemption Period	Carrying Amount at December 31,
	December 31, 2025					2025	2024
Series D preferred OP units	488,958	0.8000	4.0%	Holder's Option	Any time	$51.3	$47.5
Series F preferred OP units	70,000	0.6250	3.0%	Holder's Option	Any time	7.5	8.7
Series G preferred OP units	4,898	0.6452	3.2%	Holder's Option	Any time	3.3	19.8
Series H preferred OP units	560,968	0.6098	3.0%	Holder's Option	Any time	59.6	55.4
Series J preferred OP units	236,000	0.6061	2.85%	Holder's Option	During the 30-day period following a change of control of the Company or any time after April 21, 2026	24.2	22.4
Series K preferred OP units	1,000,000	0.5882	4.0%	Holder's Option	Within 60 days after March 23, 2028	98.2	94.1
Other redeemable equity interests(4)	N/A	N/A	N/A	N/A	N/A	11.6	11.9
Total	2,360,824					$255.7	$259.8
(1) Exchange rates are subject to adjustment upon stock splits, recapitalizations, and similar events. The exchange rates of certain series of OP units are approximated to four decimal places.
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
Permanent Equity
Universal Shelf Registration Statement
We have filed a universal shelf registration statement on Form S-3 with the SEC, which provides for the registration of unspecified amounts of equity and debt securities. The authorized number of shares of our capital stock is 380,000,000 shares, of which 360,000,000 shares are common stock and 20,000,000 shares are preferred stock. As of December 31, 2025, we had 123,486,747 shares of common stock issued and outstanding and no shares of preferred stock were issued and outstanding.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At the Market Offering Sales Agreement
We have entered into an At the Market Offering Sales Agreement (the "ATM") with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock. During the three months ended September 30, 2024, we entered into forward sale agreements with respect to 2,713,571 shares of common stock under the ATM. We completed the physical settlement of these shares for an aggregate gross sales price of $364.3 million and received net proceeds of $361.7 million, or $133.31 per share. The net proceeds were used to repay borrowings outstanding under the senior credit facility. Through December 31, 2025, we had entered into and settled forward sales agreements under the ATM for an aggregate gross sales price of $524.8 million, leaving $725.2 million available for sale under the ATM.
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
We account for stock repurchases in accordance with ASC 505, "Equity," by allocating the repurchase price to Common Stock, Additional paid-in-capital, and Distributions in excess of accumulated earnings on the Consolidated Balance Sheets. Under Maryland corporate law, our state of incorporation, there is no concept of treasury shares. As a result, all repurchased shares are retired and returned to the status of authorized but unissued shares upon settlement. Through December 31, 2025, we repurchased and retired 4.3 million shares of our outstanding common stock for $539.1 million. As of December 31, 2025, we had $460.9 million remaining authorized for purchase under this program.
Issuances of Common OP Units
During the year ended December 31, 2025, we did not issue any common OP units. During the year ended December 31, 2024, we issued common OP units in connection with the acquisition of certain properties:

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
AOCI attributable to SUI common shareholders consisted of the following, net of tax (in millions):

	December 31, 2025	December 31, 2024
Net foreign currency translation gains / (losses)	$8.8	$(44.1)
Accumulated net gain on derivatives	17.7	36.2
Accumulated other comprehensive income / (loss)	$26.5	$(7.9)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Noncontrolling Interests - Common and Preferred OP Units
The following table summarizes the common and preferred OP units included within Noncontrolling interests on our Consolidated Balance Sheets (in millions, except for units and statistical information):

Description	OP Units Outstanding	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption	Redemption Period	Carrying Amount at December 31,
	December 31, 2025					2025	2024
Common OP units	2,637,275	1.0000	Same distribution rate for common stock	N/A	N/A	$71.6	$71.5
Series A-1 preferred OP units	169,913	2.4390	6.0%	N/A	N/A	12.3	9.2
Series A-3 preferred OP units	40,268	1.8605	4.5%	N/A	N/A	2.9	2.3
Series C preferred OP units	292,436	1.1100	5.0%	N/A	N/A	21.3	19.5
Series E preferred OP units	80,000	0.6897	5.5%	N/A	N/A	6.2	6.0
Series L preferred OP units	20,000	0.6250	3.5%	N/A	N/A	2.0	1.9
Total	3,239,892					$116.3	$110.4
(1) Exchange rates are subject to adjustment upon stock splits, recapitalizations, and similar events. The exchange rates of certain series of OP units are approximated to four decimal places.
(2) Except for Common OP units, distributions are payable on the issue price of each OP unit, which is $100.00 per unit for all these preferred OP units.
Conversions
Conversions to Common Stock and Common OP Units - Subject to certain limitations, holders can convert certain series of OP units to shares of our common stock and to common OP units at any time. Below is the activity of conversions during the years ended December 31, 2025 and 2024:

		Year Ended December 31,
		2025		2024
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)	Units / Shares Converted	Common Stock(1)
Common OP units	1.0000	268,595	268,595	96,164	96,164
Series A-1 preferred OP units	2.4390	6,884	16,788	25,347	61,811
Series C preferred OP units	1.1100	4,309	4,782	9,103	10,104
Series G preferred OP units	0.6452	—	—	4,898	3,160
Series H preferred OP units	0.6098	765	465	9	5
Series J preferred OP units	0.6061	—	—	2,000	1,212
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.
Non-Monetary Transaction and Redemption of Preferred OP Units
In January 2025, we entered into a non-monetary transaction with a real estate developer to settle a note receivable of $23.8 million in exchange for settlement of contingent consideration of $9.0 million in conjunction with one RV property in California, and redemption of 200,914 Series G preferred OP units held by the developer at a carrying value of $19.6 million. We also provided the developer with a redemption right to repurchase the Series G preferred OP units at an option price per unit of $84.42 through the option expiration date of January 1, 2026. The redemption right was not exercised and expired subsequent to January 1, 2026. In accordance with ASC 815, "Derivatives and Hedging," we accounted for the redemption right as an equity-linked financial instrument that is indexed to our own shares, thus qualifying for the scope exception to account for the option as a freestanding derivative financial instrument, and recorded the option to Temporary Equity at its transaction date fair value of $3.4 million. During the year ended December 31, 2025, we recorded a gain of $3.7 million within Other income / (expense), net on our Consolidated Statements of Operations in conjunction with the non-monetary transaction.
Redemption of Preferred OP Units
Subject to certain limitations, holders can redeem certain series of preferred OP units for cash, provided that the applicable contractual requirements are met. During the year ended December 31, 2025, 20,000 Series F preferred OP units and 19,496 Series H preferred OP units were redeemed for a total net cash payment of $3.9 million, inclusive of all distributions on the redeemed units that were accrued and unpaid as of the redemption date, in accordance with the terms and conditions set forth in the redemption agreement.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Distributions
Common stock, common OP unit, and restricted stock distributions declared for the year ended December 31, 2025 were as follows (in millions, except for per share amounts):

Period	Record Date	Payment Date	Distribution Per Share	Total Distribution
March 31, 2025	3/31/2025	4/15/2025	$0.94	$122.6
May 14, 2025 Special Distribution(1)	5/14/2025	5/22/2025	$4.00	$521.3
June 30, 2025	6/30/2025	7/15/2025	$1.04	$133.8
September 30, 2025	9/30/2025	10/15/2025	$1.04	$131.5
December 31, 2025	12/31/2025	2/2/2026	$1.04	$131.2
(1) In connection with the closing of the Safe Harbor Sale, our Board of Directors authorized a one-time special cash distribution of $4.00 per common share and common unit.
9. Share-Based Compensation
As of December 31, 2025, we had two share-based compensation plans: the Sun Communities, Inc. 2015 Equity Incentive Plan (as amended, the "2015 Equity Incentive Plan") and the First Amended and Restated 2004 Non-Employee Director Option Plan (as amended, the "2004 Non-Employee Director Option Plan"). We believe granting equity awards will provide certain executives, key employees, and directors additional incentives to promote our financial success and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future. Award recipients receive non-forfeitable distribution payments on unvested shares of restricted stock.
Time based awards for key employees and executives granted under the 2015 Equity Incentive Plan generally vest over four to five years. Market condition awards for executives generally vest after three years. As of December 31, 2025, the number of shares of common stock that may be issued under the 2015 Equity Incentive Plan is 4,750,000. As of December 31, 2025, there were 2,508,340 shares available for future issuance under the 2015 Equity Incentive Plan.
The types of awards that may be granted under the 2004 Non-Employee Director Option Plan are options, restricted stock, and OP units. Only non-employee directors are eligible to participate in this plan. All outstanding awards under this plan are time based awards of restricted stock, which generally vest over three years. The maximum number of options, restricted stock, and OP units that may be issued under this plan is 375,000 shares. As of December 31, 2025, 107,965 shares remained available for future issuance.
During the years ended December 31, 2025 and 2024, shares were granted as follows:

Grant Period	Type	Plan	Shares Granted	Grant Date Fair Value Per Share		Vesting Type
2025	Key Employees	2015 Equity Incentive Plan	156,851	$132.33	(1)	Time Based
2025	Executive Officers	2015 Equity Incentive Plan	119,041	$128.70	(1)	Time Based
2025	Executive Officers	2015 Equity Incentive Plan	114,626	$106.41	(2)	Market Condition
2025	Directors	2004 Non-Employee Director Option Plan	14,000	$122.78	(1)	Time Based
2024	Key Employees	2015 Equity Incentive Plan	230,040	$131.10	(1)	Time Based
2024	Executive Officers	2015 Equity Incentive Plan	51,800	$131.99	(1)	Time Based
2024	Executive Officers	2015 Equity Incentive Plan	41,400	$98.14	(2)	Market Condition
2024	Directors	2004 Non-Employee Director Option Plan	20,000	$129.47	(1)	Time Based
(1)Represents the weighted average fair value per share of the closing price of our common stock on the dates the shares were awarded.
(2)Represents the weighted average fair value per share of the Monte Carlo simulation fair value price of our market condition awards on the dates the shares were awarded.
In October 2025, we appointed Charles D. Young as our new CEO. Pursuant to Mr. Young's appointment, we issued 58,754 shares of restricted common stock, 31,128 of which will vest in equal annual installments over four years, and 27,626 are subject to performance vesting after three years based on certain market performance criteria. We also issued 7,782 shares of common stock that vested on October 1, 2025 as an inducement to Mr. Young's employment with the Company.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Share-based compensation for performance-based RSAs with market conditions is measured based on shares expected to vest using a Monte Carlo simulation to determine fair value. The following table summarizes the weighted average assumptions utilized to calculate the grant date fair value of these awards during the periods presented:

	Grant Year
	2025	2024	2023
Risk-free interest rate	3.5% - 4.0%	4.4%	4.5%
Dividend yield	2.8% - 3.2%	2.9%	2.4%
Volatility	24.8% - 26.6%	25.9%	28.1%
Expected term (in years)	2.25 - 3	3	3
The following table summarizes our restricted stock activity for the years ended December 31, 2025, 2024, and 2023 (in millions, except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value	Fair Value of Shares Vested
Unvested restricted shares at January 1, 2023	854,767	$144.19
Granted	381,858	$132.73
Vested	(243,776)	$139.03	$33.9
Forfeited	(55,198)	$153.68
Unvested restricted shares at December 31, 2023	937,651	$140.30
Granted	343,240	$127.17
Vested	(222,842)	$150.36	$33.5
Forfeited	(148,161)	$109.12
Unvested restricted shares at December 31, 2024	909,888	$137.39
Granted	404,518	$123.36
Vested	(251,061)	$147.01	$36.9
Forfeited	(260,036)	$134.47
Unvested restricted shares at December 31, 2025	803,309	$128.91
During the years ended December 31, 2025, 2024, and 2023 we recognized total share-based compensation expense from continuing operations of $39.6 million, $31.7 million, and $32.6 million, respectively, within General and administrative expense on the Consolidated Statements of Operations.

The remaining unrecognized share-based compensation cost, net related to our unvested restricted shares, which includes estimated forfeitures, as of December 31, 2025 was approximately $70.7 million and is expected to be recognized over a weighted average period of 1.7 years. Forfeitures are estimated at the grant date and are included monthly within compensation cost. The following table summarizes our expected share-based compensation cost, net related to our unvested restricted shares, in millions:

	2026	2027	2028	Thereafter
Expected share-based compensation costs, net	$28.3	$21.4	$11.4	$9.6
Modifications
During the year ended December 31, 2025, we modified certain unvested RSAs to accelerate the vesting terms such that the respective awards vested in connection with the termination or retirement of the eligible grantees ("accelerated vestings"). We accounted for the accelerated vestings as modifications under ASC 718, "Compensation-Stock Compensation," and recognized compensation expense based on the incremental fair value of the modified awards. Accordingly, we recognized accelerated share-based compensation expense of $7.7 million within General and administrative expense related to 48,134 time based restricted shares and 21,000 performance-based restricted shares previously subject to a market condition.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Segment Reporting
ASC Topic 280, "Segment Reporting," establishes standards for the way that business enterprises report information about operating segments in its financial statements. In 2025, following the Safe Harbor Sale, we revised our reporting structure from four segments to three segments, which consist of (i) MH communities, (ii) RV communities, and (iii) the communities in the UK. The new structure reflects how the chief operating decision maker ("CODM"), a committee comprised of our CEO, President, COO, and CFO, manages the business, makes operating decisions, allocates resources and evaluates operating performance. Beginning with the three months ended March 31, 2025, we report our financial results consistent with our realigned operating segments and have recast prior period amounts to conform to the way we internally manage our business and monitor segment performance. Certain reclassifications have been made to the prior period financial statements and related notes in order to conform to the current period presentation. There was no impact to prior period net income, shareholders' equity, or cash flows for any of the reclassifications.
Our three reportable segments are: (i) MH, (ii) RV, and (iii) UK. Each operating segment has discrete financial information evaluated regularly by our CODM in managing the business, making operating decisions, allocating resources, and evaluating operating performance.
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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A presentation of our segment financial information is summarized as follows (in millions):

	Year Ended December 31,
	2025				2024				2023
	MH	RV	UK	Total	MH	RV	UK	Total	MH	RV	UK	Total
Revenue
Income from real property	$1,012.5	$337.2	$133.3		$956.2	$318.8	$132.2		$906.1	$287.1	$114.2
Income from real property - transient	1.0	229.4	52.4		1.2	249.7	45.0		1.4	277.3	42.1
Home sales	116.9	23.5	193.4		149.9	31.2	188.8		188.6	45.2	186.1
Ancillary	7.4	78.5	48.1		7.6	81.0	43.9		8.4	89.2	40.0
Total Operating Revenues	$1,137.8	$668.6	$427.2	$2,233.6	$1,114.9	$680.7	$409.9	$2,205.5	$1,104.5	$698.8	$382.4	$2,185.7

Expenses
Payroll - real property	58.6	90.1	30.7		57.7	92.4	29.4		58.9	96.4	25.0
Utilities - real property	99.1	73.1	32.2		95.1	69.6	30.6		89.0	67.8	27.3
Legal, taxes, and insurance - real property	32.4	12.8	1.4		32.9	13.7	1.4		34.3	13.8	1.3
Supplies and repairs - real property	47.1	31.9	17.8		45.7	31.9	16.3		38.5	28.5	15.1
Other expenses - real property	10.4	43.9	14.4		12.9	41.5	12.9		10.4	34.7	14.9
Real estate taxes - real property	74.2	28.4	8.5		69.8	26.5	7.5		65.9	23.8	6.0
Home sales - Cost of sales			123.5				107.5				107.6
Ancillary - Cost of goods sold			16.8				15.7				14.4
Other segment items(1)	107.5	70.7	51.3		133.3	77.6	47.9		155.1	93.0	43.8
Total NOI	$708.5	$317.7	$130.6	$1,156.8	$667.5	$327.5	$140.7	$1,135.7	$652.4	$340.8	$127.0	$1,120.2

Adjustments to arrive at net income
Interest income				48.5				20.1				44.8
Brokerage commissions and other revenues, net				24.0				34.9				53.6
General and administrative expense				(236.7)				(230.5)				(213.5)
Catastrophic event-related charges, net				(1.2)				(23.6)				3.4
Business combination expense, net				—				—				(3.0)
Depreciation and amortization				(507.9)				(490.5)				(494.1)
Asset impairments				(386.7)				(66.7)				(5.6)
Goodwill impairment				—				(180.8)				(369.9)
Loss on extinguishment of debt				(104.0)				(1.4)				—
Interest expense				(221.0)				(350.3)				(325.7)
Interest on mandatorily redeemable preferred OP units / equity				—				—				(3.3)
Loss on remeasurement of marketable securities				—				—				(16.0)
Gain / (loss) on foreign currency exchanges				26.7				(25.8)				(0.3)
Gain on dispositions of properties, net				5.1				202.9				11.0
Other income / (expense), net				133.9				(6.8)				(7.3)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss on remeasurement of notes receivable	(1.6)	(36.4)	(106.7)
Income from nonconsolidated affiliates	16.4	9.5	16.0
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates	(0.9)	6.6	(4.2)
Current tax expense	(10.8)	(3.6)	(13.7)
Deferred tax benefit	60.0	39.6	22.9
Net Income / (Loss) from Continuing Operations	0.6	32.9	(291.4)
Income from discontinued operations, net	1,429.6	74.2	82.3
Net Income / (Loss)	1,430.2	107.1	(209.1)
Less: Preferred return to preferred OP units / equity interests	12.6	12.8	12.3
Less: Income / (loss) attributable to noncontrolling interests	56.4	5.3	(8.1)
Net Income / (Loss) Attributable to SUI Common Shareholders	$1,361.2	$89.0	$(213.3)
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
Our total assets by segment and by principal geographical area were as follows (in millions):

	December 31, 2025				December 31, 2024
	MH	RV	UK	Consolidated	MH	RV	UK	Consolidated
Identifiable Assets
Investment property, net	$5,279.4	$3,339.1	$2,283.2	$10,901.7	$5,114.7	$3,505.8	$2,244.6	$10,865.1
Cash, cash equivalents and restricted cash	400.2	206.5	29.4	636.1	32.3	16.7	8.1	57.1
Inventory of manufactured homes	65.7	19.0	58.2	142.9	52.4	15.3	62.1	129.8
Notes and other receivables, net	199.6	61.0	71.5	332.1	233.4	121.4	75.3	430.1
Collateralized receivables, net	43.2	—	—	43.2	51.2	—	—	51.2
Goodwill	—	9.5	—	9.5	—	9.5	—	9.5
Other intangible assets, net	10.6	26.1	64.8	101.5	9.5	26.3	66.7	102.5
Other assets, net	273.3	35.9	46.7	355.9	261.1	37.0	144.3	442.4
Assets held for sale and discontinued operations, net	—	—	—	—	—	47.2	—	4,461.7
Total Assets	$6,272.0	$3,697.1	$2,553.8	$12,522.9	$5,754.6	$3,779.2	$2,601.1	$16,549.4

	Year Ended December 31,
	2025	% of Total	2024	% of Total
North America(1)	$9,969.1	79.6%	$13,948.3	84.3%
United Kingdom	2,553.8	20.4%	2,601.1	15.7%
Total Assets	$12,522.9	100.0%	$16,549.4	100.0%
(1)Includes $0.0 million and $4.4 billion of total assets from discontinued operations as of December 31, 2025 and December 31, 2024, respectively. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," for additional information.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Income Taxes
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
Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation, which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the year ended December 31, 2025.
As a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on the ordinary taxable income we distribute to our shareholders as dividends. If we fail to qualify as a REIT in any taxable year, our taxable income could be subject to U.S. federal income tax at regular corporate rates. Even if we qualify as a REIT, we may be subject to certain state and local income taxes, as well as U.S. federal income and excise taxes on our undistributed income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes. We are also subject to local income taxes in Canada and the UK due to certain properties located in those jurisdictions. We do not provide for withholding taxes on our undistributed earnings from our Canadian subsidiaries as they are reinvested and will continue to be reinvested indefinitely outside of the U.S. As currently structured, we are not subject to UK withholding taxes on distributions from our UK properties.
For income tax purposes, distributions paid to common shareholders consist of ordinary income, capital gains, and return of capital. Distributions paid per share were taxable as follows (unaudited / rounded):

	Year Ended December 31,
	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income(1)	$2.97	37.25%	$1.98	52.70%	$2.30	62.62%
Capital gain	4.29	53.94%	1.63	43.50%	—	—%
Return of capital	0.70	8.81%	0.14	3.80%	1.37	37.38%
Total distributions declared	$7.96	100.00%	$3.75	100.00%	$3.67	100.00%
(1)99.9995% of the ordinary taxable dividend qualifies as a Section 199A dividend for 2025 and 0.0005% of the ordinary taxable dividend qualifies as a Qualified Dividend for 2025.
The components of income / (loss) attributable to taxable subsidiaries before provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(61.4)	$(41.6)	$1.6
Foreign	(196.0)	(81.3)	(56.0)
Income / (loss) before provision for income taxes	$(257.4)	$(122.9)	$(54.4)
The components of income tax expense / (benefit) attributable to continuing operations are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
State and Local
Current	$3.0	$2.4	$2.7
Foreign
Current	7.8	1.2	11.0
Deferred	(60.0)	(39.6)	(22.9)
Total expense / (benefit)(1)	$(49.2)	$(36.0)	$(9.2)
(1)We did not incur any income tax expense / (benefit) at the federal level for any of the periods presented.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the provision / (benefit) for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes after the adoption of ASU 2023-09 is as follows (amounts in millions):

	Year Ended December 31,
	2025
Federal provision / (benefit) at statutory tax rate	$(13.6)	21.0%
Nontaxable or nondeductible items
Nontaxable REIT income	(40.4)	62.2%
State and local taxes, net of federal benefit(1)	3.0	(4.6)%
Change in valuation allowance	12.9	(19.9)%
Foreign tax effects
United Kingdom
Statutory tax rate difference between the UK and the U.S.	(7.8)	12.0%
Change in valuation allowance	1.4	(2.2)%
Foreign basis differences	(4.3)	6.6%
Deferred true ups	4.1	(6.3)%
Return to provision	(3.2)	4.9%
Nondeductible other expenses	1.4	(2.2)%
Other	(2.1)	3.2%
All other countries	(0.6)	0.9%
Total provision / (benefit)	(49.2)	75.6%
(1)The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include New Hampshire, New York, and Texas.
(2)The was no impact to the total provision / (benefit) from the effect of changes in tax laws, cross-border tax laws, tax credits, and changes in unrecognized tax benefits for the period presented.
A reconciliation of the provision / (benefit) for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes prior to the adoption of ASU 2023-09 is as follows (amounts in millions):

	Year Ended December 31,
	2024		2023
Pre-tax income / (loss) attributable to taxable subsidiaries	$(122.9)		$(54.4)

Federal provision / (benefit) at statutory tax rate	(25.8)	21.0%	(11.4)	21.0%
State and local taxes, net of federal benefit(1)	1.4	(1.1)%	1.1	(2.1)%
Change in valuation allowance	3.4	(2.8)%	0.5	(0.9)%
Foreign tax effects	(19.0)	15.5%	0.2	(0.4)%
Others	3.0	(0.9)%	(1.1)	1.8%
Tax provision / (benefit) - taxable subsidiaries	(37.0)	31.7%	(10.7)	19.4%
Other state taxes - flow through subsidiaries	1.0		1.5
Total provision / (benefit)	$(36.0)		$(9.2)
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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of cash paid for income taxes was as follows (amounts in millions):

Year Ended December 31, 2025
Federal	$—
State and local
Texas	0.7
New Hampshire	0.5
New York	0.3
All other state and local	0.3
Foreign
Canada	2.1
United Kingdom	1.1
Total cash paid for income taxes	$5.0
During the years ended December 31, 2024 and 2023, total cash paid for incomes taxes for our continuing operations was $2.9 million and $20.3 million, respectively.
The deferred tax assets and liabilities included in the Consolidated Balance Sheets are comprised of the following tax effects of temporary differences and based on the most recent tax rate legislation (in millions):

	As of December 31,
	2025	2024	2023
Deferred Tax Assets
NOL carryforwards	$15.8	$32.0	$28.7
Depreciation and basis differences	58.7	24.7	24.1
Restricted interest carryforwards	102.4	81.3	51.9
Other	17.2	16.7	5.2
Gross deferred tax assets	194.1	154.7	109.9
Valuation allowance	(53.7)	(61.2)	(51.8)
Net deferred tax assets(1)	140.4	93.5	58.1
Deferred Tax Liabilities
Basis differences - US assets	—	—	—
Basis differences - foreign investment(2)	(365.7)	(360.3)	(335.2)
Gross deferred tax liabilities(1)	(365.7)	(360.3)	(335.2)
Net Deferred Tax Liability	$(225.3)	$(266.8)	$(277.1)
(1)Net deferred tax assets and Gross deferred tax liabilities are netted and presented within Other liabilities in our Consolidated Balance Sheets, as they pertain to the same tax-paying component of the entity and the same tax jurisdiction.
(2)Balance as of December 31, 2025 relates to basis differences in our foreign investments in properties in the UK and Canada.
Our U.S. taxable REIT subsidiaries operating loss carryforwards are $77.5 million, or $15.8 million after tax, including SHS loss carryforwards of $71.4 million, or $15.0 million after tax, as of December 31, 2025. Our U.S. loss carryforwards arose in tax years after 2017 and can be carried forward indefinitely, but are subject to an 80% limit in future years. In addition, our Canadian subsidiaries have operating loss carryforwards of $0.4 million, or $0.1 million after tax, as of December 31, 2025. The loss carryforwards will begin to expire in 2040 through 2042 if not offset by future taxable income.
Our policy is to report income tax penalties and income tax related interest expense as a component of income tax expense. No interest or penalty associated with any unrecognized income tax provision or benefit was accrued, nor was any income tax related interest or penalty recognized during the years ended December 31, 2025, 2024, and 2023.
12. Earnings / (Loss) Per Share
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
Computations of basic and diluted EPS were as follows (in millions, except per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator for basic EPS
Net income / (loss) from continuing operations	$0.6	$32.9	$(291.4)
Preferred return to preferred OP units equity interests	(12.6)	(12.8)	(12.3)
(Income) / loss attributable to noncontrolling interests	(56.4)	(5.3)	8.1
Net income / (loss) from continuing operations attributable to SUI common shareholders	(68.4)	14.8	(295.6)
Less: allocation to restricted stock awards	7.7	0.4	(1.8)
Basic earnings - net income / (loss) from continuing operations after allocation to restricted stock awards	(76.1)	14.4	(293.8)
Basic earnings - net income from discontinued operations	1,429.6	74.2	82.3
Basic earnings - net income / (loss) attributable to common shareholders after allocation to restricted stock awards	$1,353.5	$88.6	$(211.5)

Numerator for diluted EPS
Basic earnings - net income / (loss) from continuing operations after allocation to restricted stock awards	$(76.1)	$14.4	$(293.8)
Add: allocation to common and preferred OP units dilutive effect	—	1.2	—
Add: allocation to restricted stock awards	—	—	(1.8)
Diluted net income / (loss) from continuing operations attributable to SUI common shareholders	(76.1)	15.6	(295.6)
Diluted net income from discontinued operations	1,429.6	74.2	82.3
Diluted earnings - net income / (loss) attributable to common shareholders after allocation to common and preferred OP units(1)	$1,353.5	$89.8	$(213.3)

Denominator
Weighted average common shares outstanding	124.9	124.5	123.4
Add: dilutive restricted stock	—	—	0.4
Add: common and preferred OP units dilutive effect	—	2.7	—
Diluted weighted average common shares and securities(1)	124.9	127.2	123.8

EPS Available to Common Shareholders After Allocation
Basic earnings / (loss) per share from continuing operations	$(0.61)	$0.12	$(2.38)
Basic earnings per share from discontinued operations	11.45	0.59	0.67
Basic earnings / (loss) per share	$10.84	$0.71	$(1.71)

Diluted earnings / (loss) per share from continuing operations	$(0.61)	$0.12	$(2.39)
Diluted earnings per share from discontinued operations	11.45	0.59	0.67
Diluted earnings / (loss) per share(1)	$10.84	$0.71	$(1.72)
(1) For the years ended December 31, 2025 and 2024, diluted earnings per share was calculated using the two-class method for RSAs as the application of this method resulted in a more diluted earnings per share during those periods. For the year ended December 31, 2023, diluted earnings per share was calculated using the treasury stock method for RSAs as the application of this method resulted in a more diluted earnings per share during this period.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We have excluded certain potentially dilutive securities from the computation of diluted EPS because the inclusion of those securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computation of diluted EPS (in thousands):

	Year Ended December 31,
	2025	2024	2023
Common OP units	2,637	—	2,735
A-1 preferred OP units	170	177	202
A-3 preferred OP units	40	40	40
Series C preferred OP units	292	297	306
Series D preferred OP units	489	489	489
Series E preferred OP units	80	80	80
Series F preferred OP units	70	90	90
Series G preferred OP units	5	206	211
Series H preferred OP units	561	581	581
Series J preferred OP units	236	236	238
Series K preferred OP units	1,000	1,000	1,000
Series L preferred OP units	20	20	20
Redemption rights - Series G preferred OP units	201	N/A	N/A
Total Securities	5,801	3,216	5,992
N/A = Not applicable.
13. Derivative Financial Instruments
We have utilized treasury rate lock contracts, interest rate swaps, and forward swaps for interest rate risk management purposes. We have also periodically entered into forward swaps to hedge foreign currency exchange risk exposures. We do not enter into derivative instruments for speculative purposes. At December 31, 2025, we did not have any outstanding derivative contracts. At December 31, 2024, we held 11 derivative contracts, which were designated as cash flow hedges under ASC Topic 815, "Derivatives and Hedging." The risk being hedged is the interest rate risk related to outstanding floating rate debt and forecasted debt issuance transactions, and the benchmark interest rate used is the SOFR Rate.
Derivative Contract Activity
During the year ended December 31, 2025, we entered into six forward swap contracts with a notional amount totaling $1.0 billion (equivalent to £768.0 million) to economically hedge a planned repayment of a GBP debt borrowing. In conjunction with the repayment of the debt during the same period, we settled the forward swap contracts and recognized a gain of $14.4 million within Gain / (loss) on foreign currency exchanges on the Consolidated Statements of Operations.
During the year ended December 31, 2025, we also terminated eight interest rate swap contracts with an aggregate notional amount of $300.0 million in conjunction with the settlement of outstanding debt obligations on our Senior Credit Facility. We recorded a loss on termination of $1.2 million within Other income / (expense), net on the Consolidated Statements of Operations.
During the year ended December 31, 2025, three forward swaps with a notional amount totaling $646.4 million (equivalent to £500.0 million) expired upon reaching their respective maturity dates.

The following table presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts (in millions):

	December 31, 2025			December 31, 2024
Derivatives Designated as Cash Flow Hedges	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets(1)	Fair Value of Liabilities(2)
Interest rate derivatives	$—	$—	$—	$927.6	$6.3	$1.3
(1)Included within Other assets, net on the Consolidated Balance Sheets.
(2)Included within Other liabilities on the Consolidated Balance Sheets.
The following table presents the gains / (losses) on derivatives in cash flow hedging relationships recognized in OCI (in millions):

	Year Ended December 31,
Derivatives Designated as Cash Flow Hedges	2025	2024	2023
Interest rate derivatives	$(2.8)	$13.2	$(4.9)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amount of gains on derivative instruments reclassified from AOCI into earnings (in millions):

		Year Ended December 31,
Derivatives Designated as Cash Flow Hedges	Financial Statement Classification	2025	2024	2023
Interest rate derivatives	Interest expense / Other income / (expense), net	$16.4	$19.0	$14.9
During the year ended December 31, 2025, we released net accumulated gains of $8.7 million from AOCI to earnings in conjunction with the settlement of the 2029 and 2033 Note Redemptions and the repayment of certain mortgage term loans. The debt instruments were previously classified as hedged transactions under ASC 815, "Derivatives and Hedging," and the extinguishment of the related debt obligations resulted in the discontinuation of the cash flow hedge relationship. The net accumulated gains were recorded to Other income / (expense), net on the Consolidated Statements of Operations.
Refer to Note 1, "Significant Accounting Policies," for our accounting policies pertaining to derivative financial instruments. Refer to Note 14, "Fair Value Measurements," for additional information related to the fair value methodology used for derivative financial instruments.
14. Fair Value Measurements
The table below sets forth our financial assets and liabilities (in millions) that require disclosure of fair value on a recurring basis as of December 31, 2025. The valuation techniques are described in Note 1, "Significant Accounting Policies." The carrying values of cash, cash equivalents and restricted cash, other receivables and accounts payable approximate their fair market values since their maturities are less than one year. These financial instruments are classified as Level 1 in the hierarchy and are excluded from the table below.

		December 31, 2025		December 31, 2024
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Installment notes receivable on manufactured homes, net	3	$139.2	$139.2	$93.9	$93.9
Notes receivable from real estate developers and operators	3	44.5	44.5	148.5	148.5
Collateralized receivables, net	3	43.2	43.2	51.2	51.2
Derivative assets	2	—	—	6.3	6.3
Total assets measured at fair value		$226.9	$226.9	$299.9	$299.9

Financial Liabilities
Mortgage loans payable	2	$2,429.0	$2,193.0	$3,212.2	$2,952.4
Secured borrowings on collateralized receivables	3	43.2	43.2	51.2	51.2
Total secured debt		2,472.2	2,236.2	3,263.4	3,003.6
Unsecured debt
Senior unsecured notes	2	1,786.5	1,655.1	2,676.3	2,476.8
Line of credit	2	—	—	1,413.1	1,413.1
Total unsecured debt		1,786.5	1,655.1	4,089.4	3,889.9
Derivative liabilities	2	—	—	1.3	1.3
Other financial liabilities (contingent consideration)	3	0.2	0.2	11.3	11.3
Total liabilities measured at fair value		$4,258.9	$3,891.5	$7,365.4	$6,906.1

We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following methods and assumptions were used in order to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Installment Notes Receivable on Manufactured Homes and Collateralized Receivables
Installment notes receivable on manufactured homes and collateralized receivables are recorded at fair value and are measured using model-derived indicative pricing using primarily unobservable inputs, inclusive of default rates, interest rates and recovery rates (Level 3). Refer to Note 4, "Notes and Other Receivables" for additional information.

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
Secured Debt
Secured debt consists primarily of our mortgage term loans. The fair value of mortgage term loans is based on the estimates of management and on rates currently quoted, rates currently prevailing for comparable loans and instruments of comparable maturities (Level 2). Refer to Note 7, "Debt and Line of Credit," for additional information.
Secured borrowings on collateralized receivables - recorded at fair value and adjusted based on the same interest rates as the related collateralized receivables (Level 3). Refer to Note 7, "Debt and Line of Credit," for additional information.
Unsecured Debt
Senior unsecured notes - the fair value of senior unsecured notes is based on the estimates of management and on rates currently quoted, rates currently prevailing for comparable loans and instruments of comparable maturities (Level 2). Refer to Note 7, "Debt and Line of Credit," for additional information.
Line of credit and other unsecured debt - consists primarily of our senior credit facility. We have variable rates on our senior credit facility. The fair value of the debt with variable rates approximates carrying value as the interest rates of these amounts approximate market rates (Level 2). The estimated fair value of our debt as of December 31, 2025 approximated its gross carrying value.
Other Financial Liabilities
We estimate the fair value of contingent consideration liabilities based on valuation models using significant unobservable inputs that generally consider discounting of future cash flows using market interest rates and adjusting for non-performance risk over the remaining term of the liability (Level 3).
Level 3 Reconciliation, Measurements, and Transfers
We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. Availability of secondary market activity and consistency of pricing from third-party sources impacts our ability to classify securities as Level 2 or Level 3. There were no transfers into or out of Level 3 during the years ended December 31, 2025 and 2024.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize changes to our financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy (in millions):

	Year Ended December 31,
	2025					2024
Assets:	Installment Notes Receivable on MH, net		Notes Receivable From Real Estate Developers and Operators	Collateralized Receivables, net		Installment Notes Receivable on MH, net		Notes Receivable From Real Estate Developers and Operators		Collateralized Receivables, net
Level 3 beginning balance at January 1, 2025 and 2024	$93.9		$148.5	$51.2		$19.6		$134.5		$56.2
Realized gains / (losses)	(1.6)	(1)	—	(0.2)	(2)	(0.5)	(1)	(35.8)	(1)	2.1	(2)
Purchases and issuances	57.4		6.5	—		81.4		63.2		—
Sales and settlements	(10.1)		(112.6)	(5.7)		(4.6)		(13.3)		(7.1)
Dispositions of properties	(0.4)		—	(2.1)		(2.0)		—		—
Foreign currency exchange gains / (losses)	—		2.1	—		—		(0.5)		—
Other adjustments	—		—	—		—		0.4		—
Level 3 ending balance at December 31, 2025 and 2024	$139.2		$44.5	$43.2		$93.9		$148.5		$51.2
(1) Realized losses recorded within Loss on remeasurement of notes receivable on the Consolidated Statements of Operations.
(2) Realized gains / (losses) recorded within Other income / (expense), net on the Consolidated Statements of Operations.

	Year Ended December 31,
	2025		2024
Liabilities:	Secured Borrowing on Collateralized Receivables	Other Liabilities (Contingent Consideration)	Secured Borrowing on Collateralized Receivables	Other Liabilities (Contingent Consideration)
Level 3 beginning balance at January 1, 2025 and 2024	$51.2	$11.3	$55.8	$11.3
Realized (gains) / losses(1)	(0.2)	—	2.1	—
Purchases and issuances	—	—	0.4	—
Sales and settlements	(7.8)	(14.0)	(7.1)	—
Dispositions of properties	—	(2.3)	—	—
Other adjustments(2)	—	5.2	—	—
Level 3 ending balance at December 31, 2025 and 2024	$43.2	$0.2	$51.2	$11.3
(1) Realized losses are recorded within Other income / (expense), net on the Consolidated Statements of Operations.
(2) Represents contingent consideration from a tax protection agreement that we entered into with former owners of certain marina properties at the time of acquisition. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," for additional information.
Fair Value Measurements on a Nonrecurring Basis
As of December 31, 2025, assets measured at fair value on a non-recurring basis consisted of real estate assets that have been written down to an estimated fair value for impairment purposes. We review the carrying value of long-lived assets to be held for use for impairment quarterly or whenever events or changes in circumstances indicate a possible impairment. During the year ended December 31, 2025, due to a contemplated change in strategic plan for certain assets, as well as a reduction in projected future cash flows and deteriorating NOI trends for certain other assets, we recognized the following asset impairment charges (in millions, except for number of properties):

Period	Fair Value Level		Number of Properties	Segment	Asset Impairment Charges		Aggregate Estimated Fair Value
Three months ended December 31, 2025	3	(2)	3	UK	$30.6		$14.7
Three months ended September 30, 2025	3	(1)	6	RV	$165.0		$22.9
Three months ended June 30, 2025	3	(2)	3	UK	$132.7	(3)	$8.9
Three months ended June 30, 2025	3	(2)	3	RV	$32.2		$86.4
Three months ended March 31, 2025	3	(4)	7	MH / RV	$20.5		$93.4
(1) The non-recurring fair value measurement was driven by a reduction in projected future cash flows and deteriorating NOI trends for the impaired properties and was determined using an income and market approach. The analysis was based upon market conditions, expectations for future growth and comparable transactions, and utilized unobservable quantitative inputs, including capitalization rates ranging from 9.5% to 10.0% and discount rates ranging from 11.0% to 13.0%.
(2) The non-recurring fair value measurement was driven by our contemplated change in strategic plan for the properties and was determined using an income approach. The fair value methodology included a probability weighted holding period and estimated sale price for the assets based on current market conditions and comparable transactions in the applicable geographic location.
(3) Recorded a deferred tax benefit of $29.5 million in conjunction with the impairment.
(4) The fair value measurement was driven by pre-construction development costs and determined by estimating discounted cash flows based on the expectation that the development projects are no longer probable of being realized.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available as of December 31, 2025. As such, our estimates of fair value could differ significantly from the actual carrying value.
15. Commitments and Contingencies
Legal Proceedings - Class Action Litigation
Since August 31, 2023, several putative class action complaints have been filed in the U.S. District Court for the Northern District of Illinois, Eastern Division, against Datacomp Appraisal Systems, Inc., us, and several other large MH operators in the U.S. The complaints allege that the defendants have violated federal antitrust laws by sharing and receiving competitively sensitive non-public information to maintain artificially high site rents. The complaints have been consolidated into the case captioned In re Manufactured Home Lot Rents Antitrust Litigation, No. 1:23-cv-06715.
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
Estimated property insurance recoveries, excluding business interruption recoveries, of $42.0 million related to Hurricane Helene and Hurricane Milton, were recorded in Notes and other receivables, net, on the Consolidated Balance Sheets as of December 31, 2025. The table below sets forth changes in estimated property insurance recoveries, excluding business interruption recoveries (in millions):

Year Ended December 31, 2025
Total estimated insurance receivable - December 31, 2024	$16.7
Change in estimated property insurance recoveries	36.1
Proceeds received from insurer	(10.8)
Total estimated insurance receivable - December 31, 2025	$42.0

The foregoing estimates for each respective event are based on current information available, and we continue to assess these estimates. Actual charges and insurance recoveries could vary significantly from these estimates. Any changes to these estimates will be recognized in the period in which they are determined.
Hurricane Ian - During the year ended December 31, 2025, we received a settlement of $80.2 million from an insurance provider to settle all remaining claims related to property, casualty, flood, and business interruption insurance recoveries from Hurricane Ian. We concluded that $43.7 million and $36.5 million were attributable to property and casualty recoveries and business interruption recoveries, respectively. The business interruption recoveries represent lost earnings from Hurricane Ian through the year ending December 31, 2027. In conjunction with the settlement, we recorded a gain of $68.5 million within Other income / (expense), net. Prior to the settlement, during the years ended December 31, 2025 and 2024, we recognized $10.7 million and $16.7 million, respectively, as business interruption recoveries for the lost earnings from Hurricane Ian within Brokerage commissions and other revenue, net. Our business interruption insurance policy provides for up to 60 months of coverage from the date of restoration.
16. Leases
Lessee Accounting
We lease land under non-cancelable operating leases at certain properties expiring at various dates through 2100. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of revenues at those properties. We also have other operating leases, primarily office space and equipment expiring at various dates through 2042.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments under non-cancellable leases as of December 31, 2025 where we are the lessee include (in millions):

Maturity of Lease Liabilities	Finance Leases	Operating Leases	Total
2026	$0.9	$5.6	$6.5
2027	0.9	5.0	5.9
2028	0.9	4.5	5.4
2029	0.7	4.0	4.7
2030	0.6	3.4	4.0
Thereafter	37.3	75.2	112.5
Total Lease Payments	$41.3	$97.7	$139.0
Less: Imputed interest	(30.7)	(58.7)	(89.4)
Present Value of Lease Liabilities	$10.6	$39.0	$49.6
Right-of-use ("ROU") assets and lease liabilities for finance and operating leases as included in our Consolidated Balance Sheets are as follows (in millions):

	Financial Statement Classification	As of December 31,
Description		2025	2024
Lease Assets
Finance lease, ROU asset, net of accumulated amortization	Investment property, net	$26.6	$31.3
Operating lease, ROU asset, net	Other assets, net	$59.9	$52.4
Lease Liabilities
Finance lease liabilities	Other liabilities	$10.6	$14.2
Operating lease liabilities	Other liabilities	$39.0	$34.5
The components of lease costs for finance and operating leases, as included in our Consolidated Statements of Operations are as follows (in millions):

		Year Ended December 31,
Description	Financial Statement Classification	2025	2024	2023
Finance Lease Cost
Amortization of ROU assets	Depreciation and amortization	$0.6	$0.8	$1.6
Interest on lease liabilities	Interest expense	0.3	0.5	0.6
Operating lease cost	General and administrative expense, Property operating and maintenance, Depreciation and amortization	5.0	2.9	6.1
Variable lease cost	Property operating and maintenance	1.6	1.5	1.6
Total Lease Cost		$7.5	$5.7	$9.9

Lease term, discount rates and additional information for finance and operating leases are as follows:

	As of December 31,
Lease Term and Discount Rate	2025	2024
Weighted-average Remaining Lease Terms (years)
Finance lease	64.60	33.79
Operating lease	52.07	42.59
Weighted-average Discount Rate
Finance lease	6.15%	3.63%
Operating lease	5.24%	3.90%

	Year Ended December 31,
Other Information (in millions)	2025	2024	2023
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash outflows for operating leases	$3.4	$3.4	$4.8
Financing cash outflows for finance leases	4.3	0.8	0.8
Total Cash Paid on Lease Liabilities	$7.7	$4.2	$5.6

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lessor Accounting
We are not the lessor for any finance leases at our properties as of December 31, 2025. Nearly all of our operating leases with our residents and customers at our properties where we are the lessor are for a time period not to exceed one year or month to month. As of December 31, 2025, future minimum lease payments with our residents or customers would not exceed 12 months.
Future minimum lease payments for operating leases with real estate operators at our properties were not material as of December 31, 2025.
Failed Sale Leaseback
In connection with our acquisition of Park Holidays, we assumed ground lease arrangements for certain UK properties that we concluded to be failed sale-leaseback transactions under ASC Topic 842, "Leases." As of December 31, 2024, we maintained these ground lease arrangements for 32 UK properties. The arrangements had maturities ranging from 2117 through 2197 with an option to repurchase for £1.00 at the end of the term. The obligation related to the underlying ground leases was recorded as a financial liability in Other Liabilities on the Consolidated Balance Sheets.
During the year ended December 31, 2025, we repurchased the titles to all 32 UK properties that were previously controlled via ground leases for total cash payments of $386.8 million, inclusive of fees and recoverable VAT taxes. In conjunction with the ground lease terminations, we recorded a gain of $51.8 million within Other income / (expense), net on the Consolidated Statements of Operations. The financial liability was $0.0 million and $355.9 million as of December 31, 2025 and December 31, 2024, respectively.
17. Related Party Transactions
Lease of Executive Offices - Gary A. Shiffman, together with certain of his family members, indirectly owns an equity interest of approximately 28.1% in American Center LLC, the entity from which we lease office space for our principal executive offices. Brian M. Hermelin, indirectly owns less than a 1% interest in American Center LLC. Mr. Shiffman is our Chairman of the Board and former CEO. Mr. Hermelin is a director of the Company. Under this agreement, we lease approximately 60,261 rentable square feet of permanent space. The lease agreement includes annual graduated rent increases through the contract end date. During the year ended December 31, 2025, we extended the agreement through October 31, 2033. As of December 31, 2025, the average gross base rent was $21.95 per square foot. Each of Mr. Shiffman and Mr. Hermelin may have a conflict of interest with respect to his obligations as our director and his ownership interest in American Center LLC.
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
18. Recent Accounting Pronouncements
Recent Accounting Pronouncements - Adopted
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires disclosure of specific categories in the effective tax rate reconciliation as well as additional information for reconciling items that meet a quantitative threshold. Further, this amendment requires certain disclosure of income taxes paid disaggregated by federal, state, and foreign taxes, and the amount of income taxes paid disaggregated by individual jurisdiction in which income taxes paid meet a quantitative threshold. The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. We adopted ASU 2023-09 for the year ended December 31, 2025 and applied the new disclosure requirements prospectively for the current annual period. Refer to Note 11, "Income Taxes," for additional information.
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
19. Subsequent Events

Redemption of Preferred OP Units
Subject to certain limitations, holders can redeem certain series of preferred OP units for cash, provided that the applicable contractual requirements are met. In January and February 2026, 10,000 Series F preferred OP units and 430,089 Series H preferred OP units were redeemed for a total net cash payment of $44.1 million, inclusive of all distributions on the redeemed units that were accrued and unpaid as of the redemption date, in accordance with the terms and conditions set forth in the redemption agreement.
We have evaluated our Consolidated Financial Statements for subsequent events through the date that this Form 10-K was issued.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2025
(amounts in millions)

The following tables set forth real estate and accumulated depreciation relating to our MH and RV properties.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2025
Property Name	Location	Encumbrances(1)	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
49'er Village	Plymouth, CA	$—	$2.2	$10.7	$—	$7.0	$2.2	$17.7	$19.9	$(4.6)	2017	(A)
Academy / West Point	Canton, MI	50.3	1.5	14.3	—	14.7	1.5	29.0	30.5	(18.1)	2000	(A)
Allendale Meadows	Allendale, MI	3.4	0.4	3.7	—	7.5	0.4	11.2	11.6	(8.3)	1996	(A)
Alpine Meadows	Grand Rapids, MI	—	0.7	6.7	—	10.6	0.7	17.3	18.0	(11.5)	1996	(A&C)
Alta Laguna	Rancho Cucamonga, CA	35.9	23.7	21.1	—	1.9	23.7	23.0	46.7	(7.5)	2016	(A)
Andover	Grass Lake, MI	—	2.1	11.2	—	0.8	2.1	12.0	14.1	(1.9)	2021	(A)
Apple Carr Village	Muskegon, MI	—	0.8	6.2	0.2	31.1	1.0	37.3	38.3	(14.3)	2011	(A&C)
Apple Creek	Amelia, OH	5.5	0.5	5.5	—	5.2	0.5	10.7	11.2	(6.8)	1999	(A)
Arbor Terrace	Bradenton, FL	18.3	0.4	4.4	0.1	7.2	0.5	11.6	12.1	(6.6)	1996	(A)
Arbor Woods	Ypsilanti, MI	—	3.3	12.4	—	13.8	3.3	26.2	29.5	(10.5)	2017	(A)
Austin Lone Star	Austin, TX	—	0.6	7.9	—	2.5	0.6	10.4	11.0	(3.3)	2016	(A)
Bahia Vista Estates	Sarasota, FL	—	6.8	17.7	—	4.2	6.8	21.9	28.7	(6.9)	2016	(A)
Baker Acres	Zephyrhills, FL	—	2.1	11.9	—	4.4	2.1	16.3	18.4	(4.8)	2016	(A)
Bay Country Estates	Rising Sun, MD	—	10.8	5.9	—	0.3	10.8	6.2	17.0	—	2025	(A)
Bear Lake Resort(5)(7)	Garden City Utah	—	6.1	—	—	—	6.1	—	6.1	—	2022	(C)
Beechwood	Killingworth, CT	—	7.9	18.4	—	2.3	7.9	20.7	28.6	(4.5)	2019	(A)
Bel Air Estates	Menifee, CA	—	4.3	14.4	—	2.4	4.3	16.8	21.1	(2.0)	2022	(A)
Big Tree	Arcadia, FL	—	1.2	13.5	0.1	3.4	1.3	16.9	18.2	(5.3)	2016	(A)
Birch Hill Estates	Bangor, ME	—	2.0	29.5	—	1.9	2.0	31.4	33.4	(5.9)	2020	(A)
Blue Heron Pines	Punta Gorda, FL	—	0.4	35.3	—	8.2	0.4	43.5	43.9	(14.8)	2015	(A&C)
Blue Jay	Dade City, FL	—	2.0	9.7	—	2.9	2.0	12.6	14.6	(3.9)	2016	(A)
Blueberry Hill	Bushnell, FL	14.3	3.8	3.2	—	5.3	3.8	8.5	12.3	(3.4)	2012	(A)
Bluebonnet Lake(5)(7)	Austin, TX	—	8.5	—	—	—	8.5	—	8.5	—	2021	(C)
Boulder Ridge	Pflugerville, TX	44.2	—	—	2.8	63.8	2.8	63.8	66.6	(27.8)	1998	(C)
Branch Creek	Austin, TX	21.3	0.8	3.7	—	9.1	0.8	12.8	13.6	(8.7)	1995	(A&C)
Brentwood Estates	Hudson, FL	—	1.1	9.4	0.1	2.5	1.2	11.9	13.1	(4.3)	2015	(A)
Brentwood Village	Kentwood, MI	6.6	0.4	3.6	—	3.3	0.4	6.9	7.3	(4.2)	1996	(A)
Brentwood West	Mesa, AZ	25.5	13.6	24.2	—	1.9	13.6	26.1	39.7	(10.0)	2014	(A)
Broadview Estates	Davison, MI	—	0.7	6.1	—	27.6	0.7	33.7	34.4	(20.6)	1996	(A&C)
Brookside Manor	Goshen, IN	—	0.3	1.1	0.3	22.4	0.6	23.5	24.1	(14.5)	1985	(A&C)
Brookside Village	Kentwood, MI	5.5	0.2	5.6	—	0.7	0.2	6.3	6.5	(2.9)	2011	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2025
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2025
Property Name	Location	Encumbrances(1)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Buena Vista	Buckeye, AZ	—	9.2	14.4	—		5.4	9.2	19.8	29.0	(4.9)	2019	(A)
Bush River Manor	Aberdeen, MD	—	16.4	18.1	—		0.4	16.4	18.5	34.9	(0.1)	2025	(A)
Buttonwood Bay	Sebring, FL	25.4	1.9	18.3	0.1		11.6	2.0	29.9	31.9	(19.7)	2001	(A)
Camelot Villa	Macomb, MI	—	0.9	21.2	—		20.2	0.9	41.4	42.3	(16.8)	2013	(A)
Candlelight Manor	South Daytona, FL	—	3.1	3.9	—		3.0	3.1	6.9	10.0	(2.3)	2016	(A)
Cape Island Resort	Cape May, NJ	—	14.5	54.5	—		0.7	14.5	55.2	69.7	(0.3)	2025	(A)
Carol Lynn Resorts East	Woodbine, NJ	—	2.4	4.4	—		0.3	2.4	4.7	7.1	—	2025	(A)
Carriage Cove	Sanford, FL	—	6.1	21.2	—		2.7	6.1	23.9	30.0	(9.0)	2014	(A)
Carrington Pointe	Fort Wayne, IN	23.6	1.1	3.6	—		25.8	1.1	29.4	30.5	(16.0)	1997	(A&C)
Cave Creek	Evans, CO	21.7	2.2	15.3	—		10.0	2.2	25.3	27.5	(14.8)	2004	(C)
Cedar Springs	Southington, CT	—	2.9	10.3	—		0.7	2.9	11.0	13.9	(2.4)	2019	(A)
Central Park	Haines City, FL	—	2.6	10.4	—		9.1	2.6	19.5	22.1	(5.1)	2016	(A)
Charlevoix Estates	Charlevoix, MI	—	0.4	12.0	—		1.0	0.4	13.0	13.4	(2.0)	2021	(A)
Cherrywood	Clinton, NY	—	0.7	9.6	(0.2)	(3)	3.4	0.5	13.0	13.5	(2.7)	2019	(A)
Chesapeake Bay KOA Resort(6)	Cape Charles, VA	—	3.8	24.0	—		(2.8)	3.8	21.2	25.0	(6.6)	2016	(A)
Chisholm Point	Pflugerville, TX	20.5	0.6	5.3	—		8.8	0.6	14.1	14.7	(9.1)	1995	(A&C)
Cider Mill Crossings	Fenton, MI	—	0.5	1.6	—		44.7	0.5	46.3	46.8	(21.5)	2011	(A&C)
Cisco Grove Campground & RV(7)	Emigrant Gap, CA	—	1.7	4.8	—		(0.9)	1.7	3.9	5.6	(0.2)	2021	(A)
Clear Water	South Bend, IN	11.8	0.1	1.3	—		7.6	0.1	8.9	9.0	(4.9)	1986	(A)
Clinton River	Mt Clemens, MI	—	1.3	9.0	—		1.4	1.3	10.4	11.7	(0.1)	2025	(A)
Club Wildwood	Hudson, FL	19.5	14.2	21.3	—		3.5	14.2	24.8	39.0	(7.6)	2016	(A)
Coastal Estates	Hampstead, NC	—	3.3	6.5	—		13.0	3.3	19.5	22.8	(2.3)	2019	(A)
Cobus Green	Osceola, IN	—	0.8	7.0	—		10.3	0.8	17.3	18.1	(11.6)	1993	(A)
Colony in the Wood	Port Orange, FL	—	5.7	26.8	—		5.2	5.7	32.0	37.7	(7.5)	2017	(A&C)
Comal Farms	New Braunfels, TX	—	1.4	1.7	0.1		9.1	1.5	10.8	12.3	(6.5)	2000	(A&C)
Country Acres	Cadillac, MI	—	0.4	3.5	—		6.1	0.4	9.6	10.0	(5.4)	1996	(A)
Country Meadows	Flat Rock, MI	42.5	0.9	7.6	0.3		27.4	1.2	35.0	36.2	(22.8)	1994	(A&C)
Country Meadows Village	Caledonia, MI	—	0.5	5.6	0.1		4.4	0.6	10.0	10.6	(4.0)	2011	(A&C)
Country Village Estates	Oregon City, OR	—	22.0	42.6	—		1.5	22.0	44.1	66.1	(10.2)	2019	(A)
Countryside Estates	Mckean, PA	—	0.3	11.6	—		5.6	0.3	17.2	17.5	(6.0)	2014	(A)
Countryside Village of Atlanta	Lawrenceville, GA	—	1.3	11.0	—		9.2	1.3	20.2	21.5	(11.2)	2004	(A&C)
Countryside Village of Gwinnett	Buford, GA	21.8	1.1	9.5	—		3.9	1.1	13.4	14.5	(7.5)	2004	(A)
Countryside Village of Lake Lanier	Buford, GA	9.5	1.9	16.4	—		5.9	1.9	22.3	24.2	(14.2)	2004	(A)
Creek Wood	Burton, MI	20.2	0.8	2.0	0.4		15.4	1.2	17.4	18.6	(12.7)	1997	(C)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2025
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2025
Property Name	Location	Encumbrances(1)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Creeks Crossing	Kyle, TX	—	3.5	—	—		54.3	3.5	54.3	57.8	(7.7)	2019	(C)
Crestwood	Concord, NH	—	1.8	22.4	—		1.4	1.8	23.8	25.6	(5.2)	2019	(A)
Crossroads	Aiken, SC	—	0.8	3.7	—		10.4	0.8	14.1	14.9	(6.2)	2019	(A&C)
Cutler Estates	Grand Rapids, MI	19.6	0.7	6.9	—		5.3	0.7	12.2	12.9	(8.5)	1996	(A)
Cypress Greens	Lake Alfred, FL	—	1.0	17.5	—		3.0	1.0	20.5	21.5	(7.1)	2015	(A)
Deep Run	Cream Ridge, NJ	—	2.0	13.1	—		0.6	2.0	13.7	15.7	(3.1)	2019	(A)
Deerwood	Orlando, FL	33.7	6.9	37.6	—		5.2	6.9	42.8	49.7	(15.1)	2015	(A)
Desert Harbor	Apache Junction, AZ	—	3.9	14.9	—		0.8	3.9	15.7	19.6	(6.1)	2014	(A)
Dutton Mill Village	Caledonia, MI	—	0.3	9.0	0.1		2.5	0.4	11.5	11.9	(4.8)	2011	(A)
Eagle Crest	Firestone, CO	30.8	2.0	0.2	—		31.7	2.0	31.9	33.9	(22.7)	1998	(C)
East Fork Crossing	Batavia, OH	—	1.3	6.3	—		16.6	1.3	22.9	24.2	(16.4)	2000	(A&C)
East Village Estates	Washington Twp, MI	—	1.4	25.4	—		11.3	1.4	36.7	38.1	(15.1)	2012	(A)
Egelcraft	Muskegon, MI	17.9	0.7	22.6	—		5.1	0.7	27.7	28.4	(10.8)	2014	(A)
El Capitan Canyon(7)	Goleta, CA	—	57.8	6.8	(15.9)	(7)	3.8	41.9	10.6	52.5	(3.1)	2020	(A)
Ellenton Gardens	Ellenton, FL	—	2.1	7.8	—		3.6	2.1	11.4	13.5	(3.4)	2016	(A)
Fairfield Village	Ocala, FL	—	1.2	18.7	—		1.1	1.2	19.8	21.0	(7.1)	2015	(A)
Farmwood Village	Dover, NH	—	1.2	12.3	—		0.8	1.2	13.1	14.3	(2.9)	2019	(A)
Flamingo Lake	Jacksonville, FL	—	4.5	31.9	0.1		3.7	4.6	35.6	40.2	(6.9)	2020	(A)
Fond du Lac East / Kettle Moraine KOA	Glenbeulah, WI	—	1.0	5.6	0.1		3.3	1.1	8.9	10.0	(4.0)	2013	(A)
Forest Hill	Southington, CT	—	5.1	10.8	—		2.1	5.1	12.9	18.0	(2.9)	2019	(A)
Forest Meadows	Philomath, OR	—	1.0	2.1	—		16.5	1.0	18.6	19.6	(4.1)	1999	(A)
Forest Springs	Grass Valley, CA	—	9.3	43.7	—		4.3	9.3	48.0	57.3	(9.3)	2020	(A)
Forest View	Homosassa, FL	—	1.3	22.1	—		1.2	1.3	23.3	24.6	(8.4)	2015	(A)
Forest View Village	Elkton, MD	—	4.5	2.5	—		0.3	4.5	2.8	7.3	—	2025	(A)
Four Seasons	Elkhart, IN	13.9	0.5	4.8	—		4.5	0.5	9.3	9.8	(5.8)	2000	(A)
Fox Run	Boyne City, MI	—	0.4	6.8	—		13.4	0.4	20.2	20.6	(1.9)	2023	(A)
Frenchtown Villa / Elizabeth Woods	Newport, MI	—	1.4	52.3	0.1		43.9	1.5	96.2	97.7	(39.6)	2014	(A&C)
Friendly Village of La Habra	La Habra, CA	43.0	27.0	25.2	—		1.9	27.0	27.1	54.1	(9.0)	2016	(A)
Friendly Village of Modesto	Modesto, CA	21.4	6.3	20.9	—		1.4	6.3	22.3	28.6	(7.0)	2016	(A)
Friendly Village of Simi Valley	Simi Valley, CA	21.6	14.9	16.0	—		1.3	14.9	17.3	32.2	(5.6)	2016	(A)
Friendly Village of West Covina	West Covina, CA	15.9	14.5	5.2	—		1.4	14.5	6.6	21.1	(2.1)	2016	(A)
Glen Haven	Zephyrhills, FL	—	2.0	8.4	—		3.1	2.0	11.5	13.5	(3.4)	2016	(A)
Glen Laurel	Concord, NC	—	1.6	0.5	—		9.6	1.6	10.1	11.7	(7.0)	2001	(A&C)
Goldcoaster	Homestead, FL	—	0.4	4.2	0.2		6.1	0.6	10.3	10.9	(7.1)	1997	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2025
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2025
Property Name	Location	Encumbrances(1)	Land	Depreciable Assets	Land	Depreciable Assets		Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Grand Bay	Dunedin, FL	—	3.5	6.3	—	1.4		3.5	7.7	11.2	(2.4)	2016	(A)
Grand Village	Grand Rapids, MI	6.7	0.4	3.6	—	4.7		0.4	8.3	8.7	(5.0)	1996	(A)
Grove Beach	Westbrook, CT	—	1.2	10.2	—	0.5		1.2	10.7	11.9	(2.4)	2019	(A)
Grove Ridge	Dade City, FL	—	1.3	5.4	—	3.4		1.3	8.8	10.1	(2.6)	2016	(A)
Gulfstream Harbor	Orlando, FL	—	14.5	78.9	—	5.9		14.5	84.8	99.3	(29.9)	2015	(A)
Hacienda Del Rio	Edgewater, FL	—	33.3	80.3	—	23.0		33.3	103.3	136.6	(21.4)	2019	(A)
Hamlin	Webberville, MI	7.3	0.1	1.7	0.6	15.6		0.7	17.3	18.0	(10.6)	1984	(A&C)
Hancock Heights	Hancock, ME	—	0.7	9.4	—	0.5		0.7	9.9	10.6	(1.9)	2020	(A)
Hawaiian Gardens / Holly Village	Holly, MI	12.6	1.5	13.6	—	13.4		1.5	27.0	28.5	(14.8)	2004	(A)
Hawk Hollow	Coolidge, AZ	—	11.7	—	4.0	—		15.7	—	15.7	—	2024	(A)
Heritage	Temecula, CA	17.0	13.2	7.9	—	1.3		13.2	9.2	22.4	(3.0)	2016	(A)
Hickory Hills Village	Battle Creek, MI	—	0.8	7.7	—	4.1		0.8	11.8	12.6	(4.9)	2011	(A)
Hidden River RV Resort	Riverview, FL	—	4.0	6.4	—	10.6		4.0	17.0	21.0	(4.4)	2016	(A)
High Point Park	Frederica, DE	—	0.9	7.0	—	9.0		0.9	16.0	16.9	(9.6)	1997	(A)
Highland Greens Estates	Highland, MI	—	3.1	38.0	—	44.4		3.1	82.4	85.5	(17.2)	2020	(A)
Hillcrest	Uncasville, CT	—	10.6	9.6	0.1	1.6		10.7	11.2	21.9	(2.6)	2019	(A)
Holiday Park Estates	Bangor, ME	8.4	1.1	13.9	—	3.5		1.1	17.4	18.5	(3.3)	2020	(A)
Holiday West Village	Holland, MI	14.0	0.3	8.1	—	0.8		0.3	8.9	9.2	(4.1)	2011	(A)
Holly Forest	Holly Hill, FL	21.6	0.9	8.4	—	2.2		0.9	10.6	11.5	(8.6)	1997	(A)
Horseshoe Cove RV Resort	Bradenton, FL	—	9.5	32.6	—	7.8		9.5	40.4	49.9	(11.9)	2016	(A)
Hunters Glen	Wayland, MI	—	1.1	11.9	0.3	19.8		1.4	31.7	33.1	(15.1)	2004	(C)
Huntington Run	Kalamazoo, MI	—	0.6	11.7	—	4.4		0.6	16.1	16.7	(2.1)	2021	(A)
Hyde Park	Easton, MD	—	6.6	18.3	—	1.4		6.6	19.7	26.3	(4.2)	2019	(A)
Independence Commons	Potterville, MI	—	1.7	34.1	—	5.0		1.7	39.1	40.8	(0.2)	2025	(A)
Indian Wells	Indio, CA	—	2.9	19.5	—	6.8		2.9	26.3	29.2	(7.9)	2016	(A)
Jellystone Park™ Androscoggin Lake	North Monmouth, ME	3.3	0.5	4.1	0.1	5.2		0.6	9.3	9.9	(1.9)	2021	(A)
Jellystone Park™ at Birchwood Acres	Greenfield Park, NY	—	0.5	5.5	0.1	11.3		0.6	16.8	17.4	(7.5)	2013	(A)
Jellystone Park™ Barton Lake	Fremont, IN	—	—	—	4.7	32.3		4.7	32.3	37.0	(7.5)	2020	(A)
Jellystone Park™ Canyon Lake(6)	Canyon Lake, TX	—	2.0	20.7	—	7.6		2.0	28.3	30.3	(8.0)	2018	(A)
Jellystone Park™ Gardiner(6)	Gardiner, NY	—	0.9	28.4	—	19.1		0.9	47.5	48.4	(14.8)	2018	(A)
Jellystone Park™ Glen Ellis	Glen, NH	—	0.4	5.8	—	14.4		0.4	20.2	20.6	(5.4)	2019	(A)
Jellystone Park™ Golden Valley	Bostic, NC	—	4.8	4.3	—	65.9		4.8	70.2	75.0	(20.0)	2018	(A&C)
Jellystone Park™ Guadalupe River	Kerrville, TX	—	2.5	23.9	—	13.3		2.5	37.2	39.7	(12.1)	2018	(A)
Jellystone Park™ Larkspur	Larkspur, CO	—	1.9	5.5	0.4	108.8	(9)	2.3	114.3	116.6	(30.8)	2016	(A&C)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2025
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2025
Property Name	Location	Encumbrances(1)	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Jellystone Park™ Luray	East Luray, VA	—	3.2	29.6	—	12.4	3.2	42.0	45.2	(11.8)	2018	(A)
Jellystone Park™ Mammoth Cave	Cave City, KY	—	—	32.5	2.3	0.7	2.3	33.2	35.5	(6.3)	2021	(A)
Jellystone Park™ Natural Bridge	Natural Bridge Station, VA	—	0.9	11.7	—	6.0	0.9	17.7	18.6	(4.1)	2020	(A)
Jellystone Park™ of Western New York	North Java, NY	—	0.9	8.9	—	14.0	0.9	22.9	23.8	(8.3)	2013	(A)
Jellystone Park™ Petoskey	Petoskey, MI	—	0.2	8.7	0.4	11.0	0.6	19.7	20.3	(5.4)	2018	(A)
Jellystone Park™ Quarryville	Quarryville, PA	—	3.9	33.8	—	13.6	3.9	47.4	51.3	(13.1)	2018	(A)
Jellystone Park™ South Jersey	Williamstown, NJ	—	—	15.6	0.8	5.3	0.8	20.9	21.7	(3.6)	2021	(A)
Jellystone Park™ Tower Park(2)	Lodi, CA	—	2.6	29.8	—	37.3	2.6	67.1	69.7	(17.7)	2018	(A)
Jellystone Park™ Waller	Waller, TX	—	1.8	19.4	—	21.2	1.8	40.6	42.4	(9.1)	2020	(A)
Jellystone Park™ Wichita Falls	Wichita Falls, TX	—	—	12.6	0.5	6.9	0.5	19.5	20.0	(2.6)	2021	(A)
Jellystone Park™ Williamsport	Williamsport, MD	—	2.1	23.7	—	11.0	2.1	34.7	36.8	(10.4)	2018	(A)
Jellystone Park™ Chincoteague Island	Chincoteague, VA	—	5.7	13.8	—	16.9	5.7	30.7	36.4	(6.5)	2019	(A)
Kensington Meadows	Lansing, MI	15.9	0.3	2.7	—	12.5	0.3	15.2	15.5	(10.1)	1995	(A&C)
Kimberly Estates	Newport, MI	—	1.3	6.2	—	17.9	1.3	24.1	25.4	(9.6)	2016	(A)
King's Court	Traverse City, MI	58.5	1.5	13.8	0.2	22.9	1.7	36.7	38.4	(22.6)	1996	(A&C)
Kings Manor	Lakeland, FL	—	2.3	5.6	—	6.1	2.3	11.7	14.0	(4.5)	2016	(A)
Kings Pointe	Lake Alfred, FL	—	0.5	16.7	—	1.0	0.5	17.7	18.2	(6.2)	2015	(A)
Kissimmee Gardens	Kissimmee, FL	—	3.3	14.4	—	1.9	3.3	16.3	19.6	(5.3)	2016	(A)
Kissimmee South	Davenport, FL	—	3.7	6.8	—	7.1	3.7	13.9	17.6	(4.2)	2016	(A)
Kittatinny K-Camp(7)	Barryville, NY	—	—	—	3.1	1.3	3.1	1.3	4.4	(0.4)	2020	(A)
Knollwood Estates	Allendale, MI	8.6	0.4	4.1	—	3.3	0.4	7.4	7.8	(4.6)	2001	(A)
La Casa Blanca	Apache Junction, AZ	—	4.4	14.1	—	1.1	4.4	15.2	19.6	(5.8)	2014	(A)
La Costa Village	Port Orange, FL	45.5	3.6	62.3	—	4.0	3.6	66.3	69.9	(23.4)	2015	(A)
Lafayette Place	Warren, MI	12.5	0.7	6.0	—	8.5	0.7	14.5	15.2	(9.9)	1998	(A)
Lake San Marino RV Resort	Naples, FL	30.2	0.7	5.7	—	6.0	0.7	11.7	12.4	(7.7)	1996	(A)
Lakefront	Lakeside, CA	32.4	21.6	17.4	—	1.7	21.6	19.1	40.7	(6.2)	2016	(A)
Lakeland	Lakeland, FL	—	1.7	5.5	—	4.2	1.7	9.7	11.4	(2.7)	2016	(A)
Lakeridge of Eugene	Eugene, OR	—	6.8	23.7	—	0.7	6.8	24.4	31.2	(0.1)	2025	(A)
Lakeshore Landings	Orlando, FL	10.5	2.6	19.5	—	2.4	2.6	21.9	24.5	(8.4)	2014	(A)
Lakeshore Villas	Tampa, FL	—	3.1	19.0	—	2.3	3.1	21.3	24.4	(7.3)	2015	(A)
Lakeside Crossing	Conway, SC	10.3	3.5	31.6	—	22.5	3.5	54.1	57.6	(16.1)	2015	(A&C)
Lakeview	Ypsilanti, MI	—	1.2	10.9	—	12.2	1.2	23.1	24.3	(13.2)	2004	(A)
Lakeview CT	Danbury, CT	—	2.5	8.9	—	1.9	2.5	10.8	13.3	(2.3)	2019	(A)
Lakeview Estates	Yucaipa, CA	—	—	—	4.1	22.9	4.1	22.9	27.0	(4.3)	2020	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2025
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2025
Property Name	Location	Encumbrances(1)	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Lamplighter	Port Orange, FL	—	1.3	12.8	—	2.0	1.3	14.8	16.1	(5.0)	2015	(A)
Lantana Ranch(5)(7)	Brookshire, TX	—	33.1	1.3	0.3	(1.3)	33.4	—	33.4	—	2022/2023	(A)
Lazy J Ranch	Arcata, CA	—	7.1	6.8	—	1.0	7.1	7.8	14.9	(2.2)	2017	(A)
Leaf Verde	Buckeye, AZ	—	3.4	8.4	—	1.6	3.4	10.0	13.4	(2.7)	2018	(A)
Leisure Village	Belmont, MI	—	0.4	8.2	0.1	3.7	0.5	11.9	12.4	(4.8)	2011	(A)
Lemon Wood	Ventura, CA	22.4	19.5	6.9	—	1.7	19.5	8.6	28.1	(2.8)	2016	(A)
Lost Dutchman	Apache Junction, AZ	—	—	—	4.1	17.5	4.1	17.5	21.6	(6.1)	2014	(A)
Majestic Oaks	Zephyrhills, FL	—	3.9	4.7	0.2	2.7	4.1	7.4	11.5	(2.2)	2016	(A)
Maple Brook	Matteson, IL	34.5	8.5	48.8	—	1.0	8.5	49.8	58.3	(19.1)	2014	(A)
Maplewood Manor	Brunswick, ME	—	1.8	13.0	—	2.4	1.8	15.4	17.2	(5.5)	2014	(A)
Marco Naples	Naples, FL	—	2.8	10.5	—	5.9	2.8	16.4	19.2	(4.7)	2016	(A)
Marysville Farms	Port Huron, MI	—	3.2	14.9	—	2.3	3.2	17.2	20.4	(0.1)	2025	(A)
Meadow Lake	White Lake, MI	—	1.2	11.5	0.1	10.2	1.3	21.7	23.0	(15.7)	1994	(A)
Meadowbrook	Charlotte, NC	—	1.3	6.6	—	9.3	1.3	15.9	17.2	(11.1)	2000	(A&C)
Meadowbrook Estates	Monroe, MI	—	0.4	3.3	0.4	25.3	0.8	28.6	29.4	(16.3)	1986	(A)
Meadowbrook Village	Tampa, FL	8.4	0.5	4.7	—	1.7	0.5	6.4	6.9	(5.4)	1994	(A)
Meadowlands	Gibraltar, MI	16.6	0.6	7.7	—	3.8	0.6	11.5	12.1	(3.9)	2015	(A)
Meadowstone	Hastings, MI	—	0.7	20.3	—	0.6	0.7	20.9	21.6	(3.3)	2021	(A)
Mill Creek	Kissimmee, FL	—	1.4	4.8	—	6.2	1.4	11.0	12.4	(2.9)	2016	(A)
Mountain View	Mesa, AZ	—	5.5	12.3	—	1.7	5.5	14.0	19.5	(5.2)	2014	(A)
Napa Valley	Napa, CA	25.8	17.7	11.7	—	1.4	17.7	13.1	30.8	(4.3)	2016	(A)
Navarre Village	Navarre, OH	—	11.4	15.2	—	0.3	11.4	15.5	26.9	(0.1)	2025	(A)
North Lake	Moore Haven, FL	—	4.2	3.5	—	4.1	4.2	7.6	11.8	(2.7)	2011	(A)
Northville Crossing	Northville, MI	59.6	1.2	29.5	—	8.1	1.2	37.6	38.8	(16.1)	2012	(A)
Norway Commons	Norway, ME	—	—	15.9	0.7	2.3	0.7	18.2	18.9	(2.1)	2022	(A)
Oak Creek	Coarsegold, CA	—	4.8	11.2	—	2.5	4.8	13.7	18.5	(5.2)	2014	(A)
Oak Crest	Austin, TX	23.7	4.3	12.6	4.4	29.7	8.7	42.3	51.0	(18.0)	2002	(C)
Oak Island Village	East Lansing, MI	17.5	0.3	6.8	—	5.6	0.3	12.4	12.7	(5.5)	2011	(A)
Oak Ridge	Manteno, IL	27.5	1.1	36.9	—	5.5	1.1	42.4	43.5	(16.9)	2014	(A)
Oakwood Village	Miamisburg, OH	32.7	2.0	6.4	—	16.3	2.0	22.7	24.7	(15.0)	1998	(A&C)
Ocean Breeze Resort	Jensen Beach, FL	—	19.0	13.9	—	45.5	19.0	59.4	78.4	(14.4)	2016	(A&C)
Ocean Pines	Garden City, SC	—	7.6	35.3	—	2.3	7.6	37.6	45.2	(10.2)	2019	(A)
Ocean View	Jensen Beach, FL	—	4.6	—	0.2	22.1	4.8	22.1	26.9	(2.2)	2020	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2025
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2025
Property Name	Location	Encumbrances(1)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Ocean West	McKinleyville, CA	—	5.0	4.4	0.4		0.7	5.4	5.1	10.5	(1.5)	2017	(A)
Orange City	Orange City, FL	26.1	0.9	5.5	—		7.3	0.9	12.8	13.7	(4.5)	2011	(A)
Orange Tree Village	Orange City, FL	8.2	0.3	2.5	—		1.8	0.3	4.3	4.6	(3.5)	1994	(A)
Paddock Park South	Ocala, FL	—	0.6	6.6	—		4.4	0.6	11.0	11.6	(3.2)	2016	(A)
Palm Creek Resort & Residences	Casa Grande, AZ	84.3	11.8	76.1	—		33.7	11.8	109.8	121.6	(50.9)	2012	(A&C)
Palm Key Village	Davenport, FL	14.0	3.8	15.7	—		0.9	3.8	16.6	20.4	(5.9)	2015	(A)
Palos Verdes Shores MH & Golf Community(2)	San Pedro, CA	32.4	—	21.8	—		8.9	—	30.7	30.7	(8.5)	2016	(A)
Park Place	Sebastian, FL	—	1.4	48.7	0.3		5.4	1.7	54.1	55.8	(18.5)	2015	(A)
Park Royale	Pinellas Park, FL	12.0	0.7	29.0	—		1.8	0.7	30.8	31.5	(10.7)	2015	(A)
Parkside Village	Cheektowaga, NY	—	0.6	10.4	—		0.7	0.6	11.1	11.7	(4.2)	2014	(A)
Pearwood	Pearland, TX	—	—	10.3	1.2		0.3	1.2	10.6	11.8	(1.6)	2021	(A)
Pebble Creek	Greenwood, IN	—	1.0	5.1	—		11.4	1.0	16.5	17.5	(10.6)	2000	(A&C)
Pecan Branch	Georgetown, TX	—	1.4	—	0.2		19.5	1.6	19.5	21.1	(8.6)	1999	(C)
Pecan Park	Jacksonville, FL	—	2.0	5.0	1.4		12.9	3.4	17.9	21.3	(4.8)	2016	(A&C)
Pelican Bay	Micco, FL	6.2	0.5	10.5	—		3.3	0.5	13.8	14.3	(4.6)	2015	(A)
Pembroke Downs	Chino, CA	12.3	9.6	7.3	—		1.2	9.6	8.5	18.1	(2.6)	2016	(A)
Pheasant Ridge	Lancaster, PA	45.4	2.0	19.3	—		3.9	2.0	23.2	25.2	(15.4)	2002	(A)
Pine Acre Trails	Conroe, TX	—	15.6	16.7	—		36.5	15.6	53.2	68.8	(6.0)	2022	(A)
Pine Ridge	Prince George, VA	12.1	0.4	2.4	—		25.1	0.4	27.5	27.9	(13.7)	1986	(A&C)
Pine Trace	Houston, TX	—	2.9	17.2	(0.2)	(3)	17.8	2.7	35.0	37.7	(20.2)	2004	(A&C)
Pineview Estates	Flint, MI	—	1.9	57.4	—		46.9	1.9	104.3	106.2	(21.1)	2021	(A)
Pismo Dunes Resort	Pismo Beach, CA	17.4	11.1	10.2	—		1.9	11.1	12.1	23.2	(3.5)	2017	(A)
Pleasant Lake RV Resort	Bradenton, FL	10.9	5.2	20.4	—		4.4	5.2	24.8	30.0	(7.7)	2016	(A)
Presidential Estates	Hudsonville, MI	24.6	0.7	6.3	—		7.2	0.7	13.5	14.2	(8.6)	1996	(A)
Rainbow	Frostproof, FL	—	1.9	5.7	—		5.3	1.9	11.0	12.9	(4.7)	2012	(A)
Rainbow Village Largo	Largo, FL	7.8	4.4	12.5	—		4.4	4.4	16.9	21.3	(5.2)	2016	(A)
Rainbow Village Zephyrhills	Zephyrhills, FL	8.1	1.8	9.9	—		3.0	1.8	12.9	14.7	(3.9)	2016	(A)
Rancho Alipaz	San Juan Capistrano, CA	11.2	—	2.9	16.2		1.0	16.2	3.9	20.1	(1.2)	2016	(A)
Rancho Caballero	Riverside, CA	20.5	16.6	12.4	—		2.0	16.6	14.4	31.0	(4.5)	2016	(A)
Rancho Mirage	Apache Junction, AZ	—	7.5	22.2	—		1.4	7.5	23.6	31.1	(9.0)	2014	(A)
Red Oaks(2)	Bushnell, FL	—	5.2	20.5	—		8.8	5.2	29.3	34.5	(8.9)	2016	(A)
Reflections on Silver Lake	Avon Park, FL	—	14.2	54.6	—		0.9	14.2	55.5	69.7	(0.3)	2025	(A)
Regency Heights	Clearwater, FL	24.3	11.3	15.7	—		5.0	11.3	20.7	32.0	(6.0)	2016	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2025
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2025
Property Name	Location	Encumbrances(1)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Richmond Place	Richmond, MI	7.2	0.5	2.0	—		4.4	0.5	6.4	6.9	(4.1)	1998	(A)
River Beach Campsites and RV(7)	Milford, PA	—	—	—	0.3		0.3	0.3	0.3	0.6	(0.1)	2020	(A)
River Haven	Grand Haven, MI	—	1.8	16.9	—		18.3	1.8	35.2	37.0	(22.7)	2001	(A)
River Pines	Nashua, NH	—	2.7	37.8	—		1.3	2.7	39.1	41.8	(8.7)	2019	(A)
River Ranch	Austin, TX	—	4.7	0.8	0.2		39.4	4.9	40.2	45.1	(17.4)	2000	(A&C)
River Ridge	Saline, MI	—	1.0	26.9	—		1.1	1.0	28.0	29.0	(4.4)	2021	(A)
River Ridge Estates	Austin, TX	31.5	3.2	15.1	—		10.0	3.2	25.1	28.3	(14.8)	2002	(C)
Riverside Club	Ruskin, FL	38.4	1.6	66.2	—		22.3	1.6	88.5	90.1	(28.2)	2015	(A)
Riverside Drive Park	Augusta, ME	—	1.2	12.1	—		4.0	1.2	16.1	17.3	(3.0)	2020	(A)
Rolling Hills	Storrs, CT	—	4.0	3.7	—		6.3	4.0	10.0	14.0	(1.5)	2019	(A)
Roxbury Park	Goshen, IN	—	1.1	9.9	—		12.7	1.1	22.6	23.7	(11.7)	2001	(A)
Royal Country	Miami, FL	—	2.3	20.8	—		4.5	2.3	25.3	27.6	(22.5)	1994	(A)
Royal Palm Village	Haines City, FL	—	1.7	27.4	—		10.9	1.7	38.3	40.0	(11.9)	2015	(A)
Royal Palms(2)	Cathedral City, CA	—	—	21.6	—		3.0	—	24.6	24.6	(7.6)	2016	(A)
Rudgate Clinton	Clinton Township, MI	—	1.1	23.7	—		18.6	1.1	42.3	43.4	(17.3)	2012	(A)
Rudgate Manor	Sterling Heights, MI	—	1.4	31.1	—		26.5	1.4	57.6	59.0	(23.2)	2012	(A)
Saddle Oak Club	Ocala, FL	16.1	0.7	6.7	—		1.1	0.7	7.8	8.5	(7.1)	1995	(A)
Saddlebrook	San Marcos, TX	—	1.7	11.8	—		25.8	1.7	37.6	39.3	(19.2)	2002	(C)
Sandy Lake	Carrollton, TX	—	0.7	17.8	—		2.3	0.7	20.1	20.8	(6.4)	2016	(A)
Saralake Estates	Sarasota, FL	—	6.5	11.4	—		1.6	6.5	13.0	19.5	(4.2)	2016	(A)
Savanna Club	Port St. Lucie, FL	54.4	12.8	79.9	2.3		2.9	15.1	82.8	97.9	(28.9)	2015	(A&C)
Scio Farms	Ann Arbor, MI	38.1	2.3	22.7	—		20.0	2.3	42.7	45.0	(30.6)	1995	(A&C)
Sea Air Village	Rehoboth Beach, DE	—	1.2	10.2	0.4		4.8	1.6	15.0	16.6	(10.7)	1997	(A)
Serendipity	North Fort Myers, FL	—	1.2	23.5	(0.3)	(3)	9.5	0.9	33.0	33.9	(10.2)	2015	(A)
Settler's Rest	Zephyrhills, FL	—	1.8	7.7	—		3.1	1.8	10.8	12.6	(3.2)	2016	(A)
Shadow Wood Village	Hudson, FL	—	4.5	3.9	0.8		17.2	5.3	21.1	26.4	(5.0)	2016	(A)
Sheffield Estates	Auburn Hills, MI	—	0.8	7.2	—		5.2	0.8	12.4	13.2	(6.7)	2006	(A)
Shelby Forest	Shelby Twp, MI	—	4.0	42.4	—		2.1	4.0	44.5	48.5	(10.5)	2019	(A)
Shelby West	Shelby Twp, MI	—	5.7	38.9	—		1.3	5.7	40.2	45.9	(9.3)	2019	(A)
Shell Creek	Punta Gorda, FL	—	2.2	9.7	—		5.1	2.2	14.8	17.0	(4.4)	2016	(A)
Sherwood Forest	Elkton, MD	—	8.0	3.8	—		0.2	8.0	4.0	12.0	—	2025	(A)
Silver Springs	Clinton Township, MI	—	0.9	16.6	—		5.4	0.9	22.0	22.9	(9.3)	2012	(A)
Sky Harbor	Cheektowaga, NY	—	2.3	24.3	—		10.4	2.3	34.7	37.0	(12.4)	2014	(A)
Skyline	Fort Collins, CO	—	2.3	12.1	—		1.3	2.3	13.4	15.7	(5.1)	2014	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2025
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)				Gross Amount Carried at December 31, 2025
Property Name	Location	Encumbrances(1)	Land	Depreciable Assets	Land		Depreciable Assets		Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Smith Creek Crossing	Granby, CO	—	1.4	—	—		64.3		1.4	64.3	65.7	(11.5)	2018	(C)
Southern Charm	Zephyrhills, FL	10.1	4.9	17.4	—		4.1		4.9	21.5	26.4	(6.8)	2016	(A)
Southern Leisure RV Resort	Chiefland, FL	—	3.1	14.8	—		6.6		3.1	21.4	24.5	(3.2)	2021	(A)
Southern Palms	Ladson, SC	—	2.4	9.4	—		0.7		2.4	10.1	12.5	(7.7)	2019	(A)
Southport Springs Golf & Country Club	Zephyrhills, FL	30.5	15.1	17.2	—		6.4		15.1	23.6	38.7	(8.2)	2015	(A&C)
Southwood Village	Grand Rapids, MI	—	0.3	11.5	—		4.3		0.3	15.8	16.1	(6.6)	2011	(A)
Space City Ellington	Houston, TX	—	3.0	14.5	—		0.6		3.0	15.1	18.1	(2.5)	2021	(A)
Spanish Main	Thonotasassa, FL	—	2.4	8.1	—		6.7		2.4	14.8	17.2	(4.1)	2016	(A)
Springrove	Davisburg, MI	—	2.6	34.4	—		6.7		2.6	41.1	43.7	(0.2)	2025	(A)
Stonebridge	San Antonio, TX	—	2.5	2.1	(0.6)	(3)	6.7		1.9	8.8	10.7	(6.0)	2000	(A&C)
Stonebrook	Homosassa, FL	—	0.7	14.1	—		1.6		0.7	15.7	16.4	(5.4)	2015	(A)
Stoneridge Villas(5)(7)	Gardnerville, NV	—	5.3	—	0.1		—		5.4	—	5.4	—	2022	(A)
Summit Ridge	Converse, TX	—	2.6	2.1	(0.9)	(3)	18.5		1.7	20.6	22.3	(11.9)	2000	(A&C)
Sun Outdoors Arches Gateway	Moab, UT	—	3.7	8.7	—		2.9		3.7	11.6	15.3	(3.4)	2018	(A)
Sun Outdoors Association Island	Henderson, NY	—	1.7	14.7	—		5.3		1.7	20.0	21.7	(3.8)	2021	(A)
Sun Outdoors Bend(2)	Bend, OR	—	4.0	13.3	—		0.9		4.0	14.2	18.2	(2.9)	2020	(A)
Sun Outdoors Canyonlands Gateway	Moab, UT	—	6.3	8.4	—		1.1		6.3	9.5	15.8	(2.6)	2018	(A)
Sun Outdoors Cape Charles	Cape Charles, VA	—	19.1	38.7	—		12.7		19.1	51.4	70.5	(8.4)	2021	(A)
Sun Outdoors Cape May	Cape May, NJ	—	—	27.5	2.2		(0.2)		2.2	27.3	29.5	(4.8)	2021	(A)
Sun Outdoors Central Coast Wine Country	Paso Robles, CA	—	1.7	11.5	—		5.0		1.7	16.5	18.2	(7.2)	2014	(A&C)
Sun Outdoors Frontier Town	Berlin, MD	—	19.0	43.2	—		40.0		19.0	83.2	102.2	(28.9)	2015	(A)
Sun Outdoors Garden City Utah	Garden City, UT	—	2.1	7.9	—		2.2		2.1	10.1	12.2	(1.7)	2021	(A)
Sun Outdoors Gig Harbor	Gig Harbor, WA	—	3.4	11.9	—		2.0		3.4	13.9	17.3	(2.5)	2020	(A)
Sun Outdoors Islamorada	Islamorada, FL	—	10.5	7.0	2.3		37.3		12.8	44.3	57.1	(4.5)	2016	(A)
Sun Outdoors Kensington Valley	New Hudson, MI	—	—	20.1	2.9		1.6		2.9	21.7	24.6	(3.5)	2021	(A)
Sun Outdoors Lake Rudolph	Santa Claus, IN	—	2.3	28.1	—		16.7	(9)	2.3	44.8	47.1	(22.3)	2014	(A&C)
Sun Outdoors Lake Travis	Austin, TX	—	3.7	22.2	—		0.6		3.7	22.8	26.5	(8.2)	2015	(A)
Sun Outdoors Marathon	Marathon, FL	—	4.8	4.7	—		6.4		4.8	11.1	15.9	(3.3)	2016	(A)
Sun Outdoors Moab Downtown	Moab, UT	—	3.7	7.4	—		0.8		3.7	8.2	11.9	(2.6)	2018	(A)
Sun Outdoors Myrtle Beach	Conway, SC	—	5.9	—	0.7		107.6		6.6	107.6	114.2	(28.7)	2017	(A&C)
Sun Outdoors New Orleans North Shore	Ponchatoula, LA	—	7.7	16.1	—		11.8		7.7	27.9	35.6	(7.0)	2019	(A)
Sun Outdoors North Moab	Moab, UT	—	—	—	3.2		12.4		3.2	12.4	15.6	(2.9)	2019	(A)
Sun Outdoors Ocean City	Berlin, MD	—	14.3	22.3	—		9.2		14.3	31.5	45.8	(13.8)	2014	(A&C)
Sun Outdoors Ocean City Gateway	Whaleyville, MD	—	0.5	5.2	—		19.0		0.5	24.2	24.7	(7.7)	2015	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2025
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)				Gross Amount Carried at December 31, 2025
Property Name	Location	Encumbrances(1)	Land	Depreciable Assets	Land		Depreciable Assets		Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Sun Outdoors Old Orchard Beach Downtown	Old Orchard Beach, ME	—	2.0	10.0	—		3.2		2.0	13.2	15.2	(3.4)	2019	(A)
Sun Outdoors Orange Beach	Orange Beach, AL	—	12.7	7.5	0.9		34.8		13.6	42.3	55.9	(6.2)	2019	(A)
Sun Outdoors Panama City Beach(2)	Panama City Beach, FL	13.4	10.3	9.1	—		3.9		10.3	13.0	23.3	(3.5)	2017	(A)
Sun Outdoors Paso Robles	Paso Robles, CA	—	1.4	—	—		44.7		1.4	44.7	46.1	(14.7)	2014	(C)
Sun Outdoors Pigeon Forge	Sevierville, TN	—	3.7	19.7	—		3.6		3.7	23.3	27.0	(5.5)	2019	(A)
Sun Outdoors Portland South	Wilsonville, OR	—	—	19.0	9.3		(8.5)		9.3	10.5	19.8	(1.8)	2021	(A)
Sun Outdoors Rehoboth Bay	Millsboro, DE	—	2.8	17.9	2.2		21.7		5.0	39.6	44.6	(9.4)	2019	(A)
Sun Outdoors Rocky Mountains(7)	Granby, CO	—	8.6	—	(3.1)	(7)	9.5		5.5	9.5	15.0	(6.0)	2018	(C)
Sun Outdoors Saco Old Orchard Beach	Saco, ME	—	0.8	3.6	—		6.3		0.8	9.9	10.7	(4.3)	2014	(A)
Sun Outdoors Salt Lake City	North Salt Lake, UT	—	3.4	4.6	—		2.4		3.4	7.0	10.4	(2.4)	2018	(A)
Sun Outdoors San Diego Bay(2)	San Diego, CA	—	—	—	—		69.1		—	69.1	69.1	(15.8)	2019	(A)
Sun Outdoors Santa Barbara	Goleta, CA	—	16.0	6.2	—		0.8		16.0	7.0	23.0	(1.6)	2020	(A)
Sun Outdoors Sarasota	Sarasota, FL	—	51.0	117.5	(0.2)	(3)	19.6		50.8	137.1	187.9	(46.9)	2016	(A)
Sun Outdoors St. Augustine	St. Augustine, FL	—	4.2	10.5	—		2.2		4.2	12.7	16.9	(3.1)	2018	(A)
Sun Outdoors Wells Beach	Wells, ME	—	1.4	11.4	—		1.8		1.4	13.2	14.6	(2.0)	2021	(A)
Sun Outdoors Yellowstone North	Gardiner, MT	—	—	12.5	5.6		(5.3)		5.6	7.2	12.8	(1.2)	2021	(A)
Sun Resorts & Residences Fort Myers Beach(6)	Ft. Myers Beach, FL	—	3.8	34.7	—		6.5		3.8	41.2	45.0	(10.1)	1996	(A)
Sun Resorts & Residences Sanibel Gateway(6)	Ft. Myers, FL	—	2.1	18.5	—		11.9		2.1	30.4	32.5	(5.8)	1996	(A)
Sun Retreats Amherstburg(7)	Amherstburg, ON	—	1.1	1.5	(0.7)	(4)	(1.5)	(7)	0.4	—	0.4	—	2016	(A)
Sun Retreats Avalon	Cape May Court House, NJ	—	0.6	21.3	—		5.0		0.6	26.3	26.9	(10.4)	2013	(A)
Sun Retreats Birch Bay(7)	Blaine, WA	—	7.5	7.6	(7.5)	(7)	(7.6)	(7)	—	—	—	—	2021	(A)
Sun Retreats Cape Cod	East Falmouth, MA	—	3.7	10.8	—		1.5		3.7	12.3	16.0	(2.8)	2020	(A)
Sun Retreats Cape May Wildwood	Cape May, NJ	—	0.7	7.7	—		9.1		0.7	16.8	17.5	(7.3)	2013	(A)
Sun Retreats Crystal River	Crystal River, FL	—	0.4	5.5	0.3		7.5		0.7	13.0	13.7	(3.7)	2015	(A)
Sun Retreats Daytona Beach	Port Orange, FL	—	2.3	7.2	—		5.8		2.3	13.0	15.3	(3.6)	2016	(A)
Sun Retreats Dennis Port	Dennisport, MA	14.4	14.3	11.9	—		9.4		14.3	21.3	35.6	(6.0)	2016	(A)
Sun Retreats Dunedin	Dunedin, FL	8.7	4.4	16.9	—		1.4		4.4	18.3	22.7	(5.8)	2016	(A)
Sun Retreats Estero Bay	Fort Myers, FL	—	4.9	20.6	—		2.9		4.9	23.5	28.4	(4.6)	2020	(A)
Sun Retreats Fort Myers Beach	Ft. Myers, FL	—	0.2	2.4	—		13.4		0.2	15.8	16.0	(1.4)	1997	(A)
Sun Retreats Geneva on the Lake	Geneva on the Lake, OH	—	0.4	20.8	—		11.6		0.4	32.4	32.8	(12.6)	2013	(A&C)
Sun Retreats Homosassa River	Homosassa Springs, FL	—	1.5	5.0	—		3.8		1.5	8.8	10.3	(2.7)	2016	(A)
Sun Retreats Lancaster County	Narvon, PA	—	7.4	7.1	—		3.5		7.4	10.6	18.0	(5.3)	2012	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2025
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2025
Property Name	Location	Encumbrances(1)	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Sun Retreats Naples	Naples, FL	10.6	3.6	2.0	—		3.0	3.6	5.0	8.6	(2.0)	2011	(A)
Sun Retreats Naples East	Naples, FL	—	5.8	5.0	—		3.1	5.8	8.1	13.9	(4.0)	2011	(A)
Sun Retreats New Point	New Point, VA	—	1.6	5.3	—		4.6	1.6	9.9	11.5	(4.4)	2013	(A)
Sun Retreats Ocala Orange Lake	Citra, FL	—	5.3	4.5	0.1		8.1	5.4	12.6	18.0	(5.0)	2012	(A)
Sun Retreats Old Orchard Beach	Old Orchard Beach, ME	—	0.6	7.7	—		3.5	0.6	11.2	11.8	(4.8)	2013	(A)
Sun Retreats Orlando ChampionsGate	Davenport, FL	—	—	—	3.6		20.1	3.6	20.1	23.7	(3.4)	2020	(A)
Sun Retreats Peters Pond	Sandwich, MA	—	4.7	22.8	—		4.7	4.7	27.5	32.2	(11.9)	2013	(A)
Sun Retreats Pleasant Acres Farm	Sussex, NJ	—	3.6	6.2	—		2.8	3.6	9.0	12.6	(1.5)	2021	(A)
Sun Retreats Rehoboth Bay	Millsboro, DE	—	3.6	41.3	—		2.3	3.6	43.6	47.2	(9.6)	2019	(A)
Sun Retreats Rock River	Hillsdale, IL	—	1.8	6.0	—		4.1	1.8	10.1	11.9	(3.1)	2017	(A)
Sun Retreats Sea Isle	Clermont, NJ	—	1.5	29.9	—		4.3	1.5	34.2	35.7	(13.4)	2014	(A)
Sun Retreats Seashore	Cape May, NJ	12.3	1.0	23.2	—		3.8	1.0	27.0	28.0	(11.0)	2014	(A)
Sun Retreats Shenandoah Valley	Stuarts Draft, VA	—	—	—	1.9		20.5	1.9	20.5	22.4	(4.1)	2020	(A)
Sun Retreats Sherkston Shores	Sherkston, ON	—	22.8	97.2	(1.3)	(4)	43.7	21.5	140.9	162.4	(40.5)	2016	(A)
Sun Retreats Texas Hill Country	New Braunfels, TX	—	3.8	27.2	—		3.1	3.8	30.3	34.1	(10.6)	2016	(A&C)
Sun Retreats Westward Shores	West Ossipee, NH	—	1.9	15.3	—		15.3	1.9	30.6	32.5	(8.0)	2018	(A)
Sun Retreats Wild Acres	Old Orchard Beach, ME	—	1.6	26.8	—		9.1	1.6	35.9	37.5	(16.2)	2013	(A)
Sun Valley	Apache Junction, AZ	10.5	2.8	18.4	—		2.3	2.8	20.7	23.5	(7.6)	2014	(A)
Sun Villa Estates	Reno, NV	16.7	2.4	11.8	(1.1)	(3)	3.7	1.3	15.5	16.8	(11.9)	1998	(A)
Sunlake Estates	Grand Island, FL	20.5	6.3	24.1	0.6		4.3	6.9	28.4	35.3	(9.7)	2015	(A)
Sunrise Estates	Banning, CA	—	5.5	17.2	—		1.7	5.5	18.9	24.4	(2.3)	2022	(A)
Sunset Ridge	Portland, MI	—	2.0	—	—		48.8	2.0	48.8	50.8	(21.0)	1998	(C)
Sunset Ridge TX	Kyle, TX	—	2.2	2.8	—		51.9	2.2	54.7	56.9	(11.9)	2000	(A&C)
Swan Meadow Village	Dillon, CO	—	2.1	19.7	—		0.7	2.1	20.4	22.5	(7.5)	2014	(A)
Sweetwater	Zephyrhills, FL	—	1.3	9.1	—		3.2	1.3	12.3	13.6	(3.8)	2016	(A)
Sycamore Village	Mason, MI	—	0.4	13.3	—		5.9	0.4	19.2	19.6	(9.4)	2011	(A)
Sylvan Crossing	Chelsea, MI	—	2.2	22.4	—		5.8	2.2	28.2	30.4	(4.0)	2021	(A)
Sylvan Glen Estates	Brighton, MI	—	2.7	22.7	—		5.7	2.7	28.4	31.1	(4.4)	2021	(A)
Tallowwood Isle	Coconut Creek, FL	—	13.8	20.8	0.3		3.5	14.1	24.3	38.4	(7.3)	2016	(A)
Tamarac Village	Ludington, MI	16.9	0.4	12.0	—		4.1	0.4	16.1	16.5	(6.9)	2011	(A)
Tampa East	Dover, FL	—	0.7	6.3	0.9		11.7	1.6	18.0	19.6	(7.8)	2005	(A)
Tanglewood Village	Brownstown, MI	—	0.5	21.6	1.0		1.5	1.5	23.1	24.6	(3.6)	2021	(A)
The Foothills(5)(7)	Fort Collins, CO	—	3.8	—	1.1		—	4.9	—	4.9	—	2021	(C)
The Grove at Alta Ridge	Thornton, CO	—	5.4	37.1	—		1.1	5.4	38.2	43.6	(14.5)	2014	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2025
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2025
Property Name	Location	Encumbrances(1)	Land	Depreciable Assets	Land	Depreciable Assets		Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
The Hamptons Golf & Country Club	Auburndale, FL	60.9	15.9	67.6	—	7.4	(9)	15.9	75.0	90.9	(26.1)	2015	(A)
The Landings at Lake Henry	Haines City, FL	—	3.1	31.0	—	3.7		3.1	34.7	37.8	(12.1)	2015	(A)
The Preserve(2)	Lake Suzy, FL	—	40.5	16.8	—	—		40.5	16.8	57.3	—	2025	(A)
The Ridge	Davenport, FL	33.0	8.4	35.5	—	2.9		8.4	38.4	46.8	(13.7)	2015	(A)
The Valley	Apopka, FL	—	2.5	5.7	—	1.9		2.5	7.6	10.1	(2.5)	2016	(A)
The Villas at Calla Pointe	Cheektowaga, NY	—	0.4	11.0	—	0.2		0.4	11.2	11.6	(4.3)	2014	(A)
The Willows	Goshen, IN	—	0.7	15.8	—	2.8		0.7	18.6	19.3	(2.9)	2021	(A)
Themeworld RV Resort	Davenport, FL	—	2.9	24.1	—	5.3		2.9	29.4	32.3	(4.8)	2021	(A)
Three Lakes	Hudson, FL	—	5.1	3.4	—	3.1		5.1	6.5	11.6	(2.6)	2012	(A)
Timber Ridge	Ft. Collins, CO	33.2	1.0	9.2	—	5.4		1.0	14.6	15.6	(10.7)	1996	(A)
Timberline Estates	Coopersville, MI	19.9	0.5	4.9	—	5.5		0.5	10.4	10.9	(6.4)	1994	(A)
Traveler's World(7)	San Antonio, TX	—	0.8	8.0	—	(6.1)	(7)	0.8	1.9	2.7	(0.7)	2016	(A)
Treetops	Arlington, TX	—	0.7	9.8	—	2.8		0.7	12.6	13.3	(3.9)	2016	(A)
Troy Villa	Troy, MI	—	5.6	16.5	—	7.4		5.6	23.9	29.5	(4.7)	2020	(A)
Vallecito	Newbury Park, CA	26.5	25.8	9.8	—	1.5		25.8	11.3	37.1	(3.5)	2016	(A)
Victor Villa	Victorville, CA	16.1	2.5	20.4	—	1.5		2.5	21.9	24.4	(6.9)	2016	(A)
Vista Del Lago	Scotts Valley, CA	22.9	17.8	9.5	—	1.9		17.8	11.4	29.2	(3.5)	2016	(A)
Vista Del Lago MH & RV Resort	Bradenton, FL	—	3.6	5.3	—	2.5		3.6	7.8	11.4	(2.4)	2016	(A)
Walden Woods	Homosassa, FL	8.1	1.6	26.4	(0.1)	2.5		1.5	28.9	30.4	(10.1)	2015	(A)
Warren Dunes Village	Bridgman, MI	—	0.3	3.4	0.8	11.4		1.1	14.8	15.9	(5.9)	2011	(A&C)
Water Oak Country Club Estates	Lady Lake, FL	69.1	2.8	16.7	3.1	91.6		5.9	108.3	114.2	(35.9)	1993	(A&C)
Waverly Shores Village	Holland, MI	16.0	0.3	7.3	0.5	5.9		0.8	13.2	14.0	(5.3)	2011	(A&C)
West Village Estates	Romulus, MI	—	0.9	19.8	—	8.1		0.9	27.9	28.8	(11.2)	2012	(A)
Westbrook Senior Village	Toledo, OH	4.9	0.4	3.3	—	1.0		0.4	4.3	4.7	(3.1)	2001	(A)
Westbrook Village	Toledo, OH	22.7	1.1	10.5	—	8.9		1.1	19.4	20.5	(13.3)	1999	(A)
Westside Ridge	Auburndale, FL	7.6	0.8	10.7	—	1.3		0.8	12.0	12.8	(4.2)	2015	(A)
White Lake	White Lake, MI	22.4	0.7	6.2	—	15.1		0.7	21.3	22.0	(12.9)	1997	(A&C)
Willow Crossing	Fort Lupton, CO	—	5.1	—	—	80.7		5.1	80.7	85.8	(6.6)	2021	(C)
Willowbrook Place	Toledo, OH	17.0	0.8	7.1	—	10.5		0.8	17.6	18.4	(10.8)	1997	(A)
Windham Hills	Jackson, MI	—	2.7	2.4	—	22.4		2.7	24.8	27.5	(14.6)	1998	(A&C)
Windmill Village	Davenport, FL	40.7	7.6	36.3	—	1.7		7.6	38.0	45.6	(13.5)	2015	(A)
Woodhaven Place	Woodhaven, MI	14.3	0.5	4.5	—	10.7		0.5	15.2	15.7	(8.9)	1998	(A)
Woodlake Trails	San Antonio, TX	—	1.1	0.3	—	24.2		1.1	24.5	25.6	(10.9)	2000	(A&C)
Woodland Park Estates	Eugene, OR	—	1.6	14.4	—	1.5		1.6	15.9	17.5	(13.7)	1998	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2025
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2025
Property Name	Location	Encumbrances(1)	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Woodlands at Church Lake	Groveland, FL	—	2.5	9.1	—	8.3	2.5	17.4	19.9	(5.5)	2015	(A)
Woodside Terrace	Holland, OH	26.2	1.1	9.6	—	19.8	1.1	29.4	30.5	(17.9)	1997	(A)
Wymberly	Martinez, GA	—	3.1	14.5	—	13.5	3.1	28.0	31.1	(4.9)	2019	(A)
		$2,438.7	$1,676.3	$5,957.7	$72.6	$3,862.6	$1,748.9	$9,820.3	$11,569.2	$(3,308.0)
Corporate Headquarters and Miscellaneous Investments(8)	Southfield, MI	—	63.2	209.7	(1.9)	283.7	61.6	493.4	555.0	(197.6)
		$2,438.7	$1,739.5	$6,167.4	$70.7	$4,146.3	$1,810.5	$10,313.7	$12,124.2	$(3,505.6)
(1)Balance outstanding represents total amount due at maturity and excludes any premiums or discounts and deferred financing costs.
(2)All or part of this property is subject to a ground lease.
(3)Gross amount carried at December 31, 2025 has decreased at this property due to a partial disposition of land or depreciable assets, as applicable.
(4)Gross amount carried at December 31, 2025 at our Canadian properties reflects the impact of foreign currency translation.
(5)This property was not included in our community count as of December 31, 2025 as it was not fully developed.
(6)This property had a name change during the year ended December 31, 2025.
(7)We recorded asset impairment charges during the year ended December 31, 2025 in association with the specified property. Refer to Note 14, "Fair Value Measurements," for additional information.
(8)We classified certain smaller operating properties within this category in an amount not exceeding 5% of the Total Gross Amount Carried at December 31, 2025, in accordance with SEC Regulation S-X, Item 12.
The following tables set forth real estate and accumulated depreciation relating to our UK properties.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2025
Property Name	Location	Encumbrances	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Alberta	Whitstable, Kent, England	$—	$24.7	$2.5	$1.0		$3.8	$25.7	$6.3	$32.0	$(0.5)	2022	(A)
Amble Links	Amble, Northumberland, England	—	62.8	4.8	—		1.5	62.8	6.3	69.1	(1.2)	2022	(A)
Ashbourne Heights	Ashbourne, Derbyshire, England	—	7.3	2.6	—		2.2	7.3	4.8	12.1	(0.6)	2022	(A)
Beauport	Hastings, Sussex, England	—	76.9	5.4	—		1.4	76.9	6.8	83.7	(0.9)	2022	(A)
Birchington Vale(3)	Birchington, Kent, England	—	3.7	12.9	—		1.2	3.7	14.1	17.8	(1.9)	2022	(A)
Bodmin Holiday Park (formerly Cornwall)	Bodmin, Cornwall, England	—	7.3	7.0	—		4.9	7.3	11.9	19.2	(1.5)	2022	(A)
Bowland Fell	Skipton, Yorkshire, England	—	9.7	4.8	—		11.0	9.7	15.8	25.5	(2.0)	2022	(A)
Broadland Sands	Lowestoft, Suffolk, England	—	38.2	15.4	1.9		5.2	40.1	20.6	60.7	(2.6)	2022	(A)
Brynteg	Llanryg, Caernafon, Wales	—	26.3	7.2	—		3.9	26.3	11.1	37.4	(1.8)	2022	(A)
Burghead / Lossiemouth / Silver Sands	Burghead, Moray, Scotland	—	36.2	8.4	—		13.9	36.2	22.3	58.5	(3.1)	2022	(A)
Carlton Meres	Saxmundham, Suffolk, England	—	35.8	10.8	—		8.0	35.8	18.8	54.6	(2.3)	2022	(A)
Chantry(1)	West Witton, Yorkshire, England	—	11.4	1.4	(8.0)	(1)	(0.9)	3.4	0.5	3.9	(0.1)	2022	(A)
Chichester Lakeside	Chichester, Sussex, England	—	75.1	9.8	—		7.4	75.1	17.2	92.3	(2.1)	2022	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2025
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2025
Property Name	Location	Encumbrances	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Coghurst Hall	Hastings, Sussex, England	—	50.0	7.3	—		2.6	50.0	9.9	59.9	(1.5)	2022	(A)
Dawlish Sands	Dawlish, Devon, England	—	10.8	4.1	—		—	10.8	4.1	14.9	(0.7)	2022	(A)
Dovercourt	Harwich, Essex, England	—	40.0	10.6	—		3.4	40.0	14.0	54.0	(1.7)	2022	(A)
Felixstowe Beach	Felixstowe, Suffolk, England	—	16.8	6.7	—		2.0	16.8	8.7	25.5	(1.0)	2022	(A)
Glendale	Wigton, Cumbria, England	—	19.0	12.7	0.1		5.3	19.1	18.0	37.1	(1.6)	2022	(A)
Golden Sands	Dawlish, Devon, England	—	36.3	8.7	—		6.1	36.3	14.8	51.1	(2.5)	2022	(A)
Harts	Isle of Sheppey, Kent, England	—	30.5	9.3	—		2.9	30.5	12.2	42.7	(1.5)	2022	(A)
Hedley Wood	Holsworthy, Devon, England	—	2.6	2.6	—		14.4	2.6	17.0	19.6	(2.0)	2022	(A)
Hengar Manor(1)	Bodmin, Cornwall, England	—	8.5	5.7	(6.4)	(1)	(2.9)	2.1	2.8	4.9	(0.4)	2022	(A)
Malvern View	Stanford Bishop, Worcester, England	—	18.4	9.6	—		5.2	18.4	14.8	33.2	(1.9)	2022	(A)
Marlie	Romney, Kent, England	—	43.2	8.6	—		2.7	43.2	11.3	54.5	(1.5)	2022	(A)
New Beach	Dymchurch, Kent, England	—	55.5	10.2	—		6.0	55.5	16.2	71.7	(2.4)	2022	(A)
Oaklands	Clacton on Sea, Essex, England	—	21.5	2.0	—		2.6	21.5	4.6	26.1	(0.4)	2022	(A)
Old Kerrow(1)(2)(4)	Llfracombe, Devon, England	—	—	28.0	2.5		(27.7)	2.5	0.3	2.8	—	2023	(A)
Oyster Bay	Truro, Cornwall, England	—	19.7	2.6	—		1.9	19.7	4.5	24.2	(0.6)	2022	(A)
Pakefield	Pakefield, Suffolk, England	—	13.0	3.8	—		20.4	13.0	24.2	37.2	(1.2)	2022	(A)
Pentire	Bude, Cornwall, England	—	18.1	3.8	—		2.8	18.1	6.6	24.7	(1.1)	2022	(A)
Pevensey Bay	Pevensey Bay, Sussex, England	—	46.5	6.5	—		6.6	46.5	13.1	59.6	(2.2)	2022	(A)
Plas Coch	Llanedwen, Anglesey, Wales	—	32.5	10.9	—		2.5	32.5	13.4	45.9	(2.3)	2022	(A)
Ribble Valley	Clitheroe, Lancashire, England	—	26.9	2.2	—		1.5	26.9	3.7	30.6	(0.5)	2022	(A)
Rye Harbour	Rye, Sussex, England	—	34.5	2.2	—		8.4	34.5	10.6	45.1	(1.0)	2022	(A)
Sand le Mere	Hull, Yorkshire, England	—	26.5	12.2	—		7.0	26.5	19.2	45.7	(3.4)	2022	(A)
Sandhills	Christchurch, Dorset, England	—	38.2	2.2	—		1.3	38.2	3.5	41.7	(0.4)	2022	(A)
Sandy Bay	Canvey Island, Essex, England	—	235.7	12.3	12.4		22.9	248.1	35.2	283.3	(4.1)	2022	(A)
Seaview	Whitstable, Kent, England	—	57.1	4.6	—		2.4	57.1	7.0	64.1	(0.9)	2022	(A)
Seawick	Clacton on Sea, Essex, England	—	31.4	10.2	—		1.9	31.4	12.1	43.5	(1.6)	2022	(A)
Solent Breezes	Fareham, Hampshire, England	—	32.1	3.2	—		2.5	32.1	5.7	37.8	(0.5)	2022	(A)
St. Osyth Beach / Martello Beach	Clacton on Sea, Essex, England	—	55.7	14.8	—		18.3	55.7	33.1	88.8	(4.4)	2022	(A)
Steeple Bay	Sothminster, Essex, England	—	25.0	6.2	—		1.6	25.0	7.8	32.8	(1.0)	2022	(A)
Stowford(4)	Llfracombe, Devon, England	—	—	145.4	151.6		(107.7)	151.6	37.7	189.3	(2.9)	2023	(A)
Trevella(3)	Newquay, Cornwall, England	—	—	9.7	—		3.8	—	13.5	13.5	(1.5)	2022	(A)
Waterside(3)	Paignton, Devon, England	—	—	6.1	—		5.8	—	11.9	11.9	(1.0)	2022	(A)
West Mersea	West Mersea, Essex, England	—	21.0	2.9	—		0.6	21.0	3.5	24.5	(0.6)	2022	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2025
(amounts in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at December 31, 2025
Property Name	Location	Encumbrances	Land	Depreciable Assets	Land		Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Winchelsea Sands	Winchelsea, Sussex, England	—	16.9	3.4	—		5.8	16.9	9.2	26.1	(0.9)	2022	(A)
Wood Farm	Charmouth, Dorset, England	—	12.6	4.1	—		3.9	12.6	8.0	20.6	(1.0)	2022	(A)
Yorkshire Dales(1)	Leyburn, Yorkshire, England	—	10.5	1.1	(6.1)	(1)	0.4	4.4	1.5	5.9	(0.2)	2022	(A)
		$—	$1,522.4	$489.5	$149.0		$100.7	$1,671.4	$590.2	$2,261.6	$(73.0)
UK Headquarters and Miscellaneous Investments(3)(5)	Sussex, England	—	13.0	34.7	8.3		58.2	21.3	92.9	114.2	(19.6)
		$—	$1,535.4	$524.2	$157.3		$158.9	$1,692.7	$683.1	$2,375.8	$(92.6)
(1) We recorded asset impairment charges during the year ended December 31, 2025 in association with the specified property. Refer to Note 14, "Fair Value Measurements," for additional information.
(2) This property was not included in our community count as of December 31, 2025 as it was not fully developed.
(3) All or part of this property is subject to a ground lease.
(4) These properties were reacquired in exchange for settlement of a related note receivable. Refer to Note 4, "Notes and Other Receivables," for additional information. Unallocated acquisition costs were reclassified between Land and Depreciable Assets as of December 31, 2025.
(5) We classified certain smaller operating properties within this category in an amount not exceeding 5% of the Total Gross Amount Carried at December 31, 2025, in accordance with SEC Regulation S-X, Item 12.
Depreciation of our buildings, improvements, furniture, fixtures and equipment is calculated over the following useful lives, on a straight-line basis:
•Land improvement and buildings: 15 years - 30 years
•Furniture, fixtures, and equipment: 5 years - 30 years
•Dock improvements: 30 years
•Site improvements: 7 years - 30 years
The aggregate cost of total real estate for federal income tax purposes was approximately $7.2 billion as of December 31, 2025.
The change in investment property for the years ended December 31, 2025, 2024, and 2023 is as follows (in millions):

	Year Ended December 31,
	2025		2024	2023
Beginning balance	$14,093.5		$14,149.8	$13,453.4
Property and land acquisitions, including immediate improvements	478.9		49.7	182.4
Property expansion and development	100.6		123.0	250.3
Improvements	335.1		327.1	387.9
Asset impairments	(429.6)	(1)	(59.9)	2.8
Dispositions and other	(78.5)		(496.2)	(127.0)
Ending balance	$14,500.0		$14,093.5	$14,149.8

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2025
(amounts in millions)
The change in accumulated depreciation for the years ended December 31, 2025, 2024, and 2023 is as follows (in millions):

	Year Ended December 31,
	2025		2024	2023
Beginning balance	$3,228.4		$2,920.6	$2,527.4
Depreciation for the period	464.6		461.4	448.1
Asset impairments	(41.4)	(1)	(10.0)	12.3
Dispositions and other	(53.3)		(143.6)	(67.2)
Ending balance	$3,598.3		$3,228.4	$2,920.6
(1)Consists of asset impairment charges primarily related to certain RV and UK properties. Refer to Note 14, "Fair Value Measurements," for additional information.