Form 10-Q
period 2026-03-31
SUN COMMUNITIES INC
filed 2026-04-28
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
 or
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of Common Stock, $0.01 par value per share, outstanding as of April 21, 2026: 123,230,757

SUN COMMUNITIES, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(In millions, except for per share amounts)

	(Unaudited)
	March 31, 2026	December 31, 2025
Assets
Land	$3,489.2	$3,503.2
Land improvements and buildings	9,345.0	9,286.8
Rental homes and improvements	967.2	940.2
Furniture, fixtures and equipment	763.4	769.8
Investment property	14,564.8	14,500.0
Accumulated depreciation	(3,693.3)	(3,598.3)
Investment property, net	10,871.5	10,901.7
Cash, cash equivalents and restricted cash	497.0	636.1
Inventory of manufactured homes	132.8	142.9
Notes and other receivables, net (includes $189.0 and $183.7 at fair value, respectively, see Note 4)	333.1	332.1
Collateralized receivables, net	41.6	43.2
Goodwill	9.5	9.5
Other intangible assets, net (see Note 5)	97.8	101.5
Other assets, net	375.5	355.9
Total Assets	$12,358.8	$12,522.9
Liabilities
Mortgage loans payable (see Note 7)	$2,417.5	$2,429.0
Secured borrowings on collateralized receivables	41.6	43.2
Unsecured debt (see Note 7)	1,787.1	1,786.5
Distributions payable	140.9	131.1
Advanced reservation deposits and rent	327.0	255.9
Accrued expenses and accounts payable	256.9	228.1
Other liabilities	328.1	320.6
Total Liabilities	5,299.1	5,194.4
Commitments and contingencies (see Note 14)
Temporary equity (see Note 8)	196.8	255.7
Shareholders' Equity
Common stock, $0.01 par value. Authorized: 360.0 shares; Issued and outstanding: 123.3 at March 31, 2026 and 123.5 at December 31, 2025	1.2	1.2
Additional paid-in capital	9,543.1	9,563.1
Accumulated other comprehensive income	11.8	26.5
Distributions in excess of accumulated earnings	(2,802.6)	(2,634.7)
Total SUI Shareholders' Equity	6,753.5	6,956.1
Noncontrolling interests	109.4	116.7
Total Shareholders' Equity	6,862.9	7,072.8
Total Liabilities, Temporary Equity and Shareholders' Equity	$12,358.8	$12,522.9
See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues
Real property	$417.2	$384.4
Home sales	68.1	67.2
Ancillary	13.3	12.5
Interest	7.4	4.4
Brokerage commissions and other, net	1.9	1.7
Total Revenues	507.9	470.2
Expenses
Property operating and maintenance	140.8	131.3
Real estate tax	29.5	26.7
Home costs and selling	56.2	52.6
Ancillary	16.7	15.4
General and administrative	69.5	57.0
Catastrophic event-related charges, net (see Note 14)	0.5	(0.1)
Depreciation and amortization	132.5	123.7
Asset impairments (see Note 13)	0.3	24.0
Interest	38.4	82.1
Total Expenses	484.4	512.7
Income / (Loss) Before Other Items	23.5	(42.5)
Gain / (loss) on foreign currency exchanges	(24.5)	8.7
Gain / (loss) on dispositions of properties, net (see Note 3)	0.2	(1.1)
Other income / (expense), net	(3.8)	5.7
Gain / (loss) on remeasurement of notes receivable (see Note 4)	0.1	(0.2)
Income from nonconsolidated affiliates (see Note 6)	6.1	3.0
Gain on remeasurement of investment in nonconsolidated affiliates	0.2	—
Current tax expense	(1.7)	(1.9)
Deferred tax benefit / (expense)	(6.4)	5.2
Net Loss from Continuing Operations	(6.3)	(23.1)
Loss from discontinued operations, net (see Note 2)	—	(18.5)
Net Loss	(6.3)	(41.6)
Less: Preferred return to preferred OP units / equity interests	2.7	3.1
Less: Loss attributable to noncontrolling interests	(0.3)	(1.9)
Net Loss Attributable to SUI Common Shareholders	$(8.7)	$(42.8)

Weighted average common shares outstanding - basic	122.6	126.6
Weighted average common shares outstanding - diluted	125.5	129.8

Basic loss per share from continuing operations (see Note 11)	$(0.07)	$(0.19)
Basic loss per share from discontinued operations (see Note 11)	—	(0.15)
Basic loss per share (see Note 11)	$(0.07)	$(0.34)

Diluted loss per share from continuing operations (see Note 11)	$(0.07)	$(0.19)
Diluted loss per share from discontinued operations (see Note 11)	—	(0.15)
Diluted loss per share (see Note 11)	$(0.07)	$(0.34)
See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Net Loss	$(6.3)	$(41.6)
Foreign Currency Translation
Net foreign currency translation gains / (losses)	(11.3)	8.2
Cash Flow Hedges
Change in unrealized losses on interest rate derivatives	—	(3.8)
Interest rate derivative gains reclassified to earnings	(2.6)	(3.6)
Net unrealized losses on interest rate derivatives	(2.6)	(7.4)
Total Comprehensive Loss	(20.2)	(40.8)
Less: Comprehensive income / (loss) attributable to noncontrolling interests	0.5	(2.4)
Comprehensive Loss Attributable to SUI	$(20.7)	$(38.4)
See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions) (Unaudited)

			Shareholders' Equity
	Temporary Equity	Common Stock (Shares)	Common Stock ($Value)	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (Loss)	Noncontrolling Interests	Total Shareholders' Equity	Total Equity
Balance at December 31, 2025	$255.7	123.5	$1.2	$9,563.1	$(2,634.7)	$26.5	$116.7	$7,072.8	$7,328.5
Issuance of common stock, common OP units, and other securities, net	—	0.2	—	—	—	—	—	—	—
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.1)	—	(6.9)	—	—	—	(6.9)	(6.9)
Common stock repurchased	—	(0.4)	—	(36.9)	(23.2)	—	—	(60.1)	(60.1)
Conversions	—	0.1	—	4.2	—	—	(4.2)	—	—
Share-based compensation - amortization and forfeitures	—	—	—	16.3	0.1	—	—	16.4	16.4
Redemptions	(57.5)	—	—	3.3	—	—	—	3.3	(54.2)
Other comprehensive income / (loss)	—	—	—	—	—	(14.7)	0.8	(13.9)	(13.9)
Net income / (loss)	0.1	—	—	—	(6.0)	—	(0.4)	(6.4)	(6.3)
Distributions	(2.1)	—	—	—	(138.2)	—	(3.5)	(141.7)	(143.8)
OP units accretion	0.6	—	—	—	(0.6)	—	—	(0.6)	—
Balance at March 31, 2026	$196.8	123.3	$1.2	$9,543.1	$(2,802.6)	$11.8	$109.4	$6,862.9	$7,059.7

			Shareholders' Equity
	Temporary Equity	Common Stock (Shares)	Common Stock ($Value)	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income / (loss)	Noncontrolling Interests	Total Shareholders' Equity	Total Equity
Balance at December 31, 2024	$259.8	127.4	$1.3	$9,864.2	$(2,775.9)	$(7.9)	$111.1	$7,192.8	$7,452.6
Issuance of common stock, common OP units, and other securities, net	3.4	0.3	—	(0.1)	—	—	—	(0.1)	3.3
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.1)	—	(8.4)	—	—	—	(8.4)	(8.4)
Conversions	—	—	—	1.2	—	—	(1.2)	—	—
Share-based compensation - amortization and forfeitures	—	—	—	10.9	0.1	—	—	11.0	11.0
Redemptions	(19.6)	—	—	(2.4)	—	—	—	(2.4)	(22.0)
Other comprehensive income / (loss)	—	—	—	—	—	1.3	(0.5)	0.8	0.8
Net loss	(0.4)	—	—	—	(39.7)	—	(1.5)	(41.2)	(41.6)
Distributions	(2.2)	—	—	—	(119.9)	—	(3.4)	(123.3)	(125.5)
OP units accretion	3.3	—	—	—	(3.3)	—	—	(3.3)	—
Balance at March 31, 2025	$244.3	127.6	$1.3	$9,865.4	$(2,938.7)	$(6.6)	$104.5	$7,025.9	$7,270.2
See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net cash provided by operating activities - continuing operations	$269.3	$139.3
Net cash provided by operating activities - discontinued operations	—	104.6
Net Cash Provided By Operating Activities	269.3	243.9
Investing Activities
Investment in properties	(107.0)	(109.9)
Acquisitions, net of cash acquired	(39.0)	(1.0)
Proceeds from disposition of assets and depreciated homes, net	1.4	4.7
Proceeds related to disposition of properties	—	83.7
Repayments of notes and other receivables	0.8	36.9
Other investing activities	3.6	5.2
Net cash provided by / (used for) investing activities - continuing operations	(140.2)	19.6
Net cash used for investing activities - discontinued operations	—	(47.0)
Net Cash Used For Investing Activities	(140.2)	(27.4)
Financing Activities
Issuance and costs of common stock, OP units and preferred OP units, net	—	(0.1)
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock	(6.9)	(6.7)
Repurchases of common stock	(60.1)	—
Redemptions of preferred OP units	(54.2)	—
Borrowings on lines of credit	—	356.3
Payments on lines of credit	—	(327.8)
Payments on other debt	(12.1)	(61.7)
Distributions	(134.0)	(125.4)
Net capital transfer from consolidated affiliates	—	46.4
Net cash used for financing activities - continuing operations	(267.3)	(119.0)
Net cash used for financing activities - discontinued operations	—	(51.7)
Net Cash Used For Financing Activities	(267.3)	(170.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.9)	0.4
Net change in cash, cash equivalents and restricted cash	(139.1)	46.2
Cash, cash equivalents and restricted cash, beginning of period	636.1	63.9
Cash, cash equivalents and restricted cash, end of period	497.0	110.1
Less: Cash, cash equivalents and restricted cash - discontinued operations	—	(12.7)
Cash, Cash Equivalents and Restricted Cash - Continuing Operations	$497.0	$97.4

	Three Months Ended March 31,
	2026	2025
Supplemental Information
Cash paid for interest (net of capitalized interest of $0.2 and $1.4, respectively)	$33.9	$90.7
Cash paid for income taxes	$2.0	$0.1
Noncash Investing and Financing Activities
Change in distributions declared and outstanding	$9.8	$0.1
Conversion of common and preferred OP units	$4.2	$1.2
Reduction in note receivable balance in exchange for redemption of preferred OP units	$—	$23.8
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
We have elected to be taxed as a real estate investment trust ("REIT") pursuant to Section 856(c) of the Internal Revenue Code of 1986, as amended ("Code"). We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT during the three months ended March 31, 2026.
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
The results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on February 25, 2026 (our "2025 Annual Report"). These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our 2025 Annual Report.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Discontinued Operations
In February 2025, we entered into a definitive agreement to sell our former Safe Harbor Marinas, LLC subsidiary ("Safe Harbor") for an aggregate purchase price of approximately $5.65 billion, subject to certain adjustments (the "Safe Harbor Sale"). The results of the Safe Harbor business have been reflected as discontinued operations on our Consolidated Statements of Operations through the final transaction closing date of August 29, 2025. Prior periods have been recast to reflect this presentation in accordance with ASC 205-20, "Presentation of Financial Statements: Discontinued Operations." As of December 31, 2025, we had fully divested our investment in Safe Harbor and there were no assets or liabilities classified as discontinued operations. The following table sets forth a summary of the operating results of Safe Harbor included within Income from discontinued operations, net (in millions):

Three Months Ended March 31, 2025
Revenues
Real property	$103.1
Service, retail, dining, and entertainment	108.3
Interest, brokerage commissions and other, net	1.3
Total Revenues	212.7
Expenses
Property operating and maintenance	37.4
Real estate tax	5.8
Service, retail, dining and entertainment	103.9
General and administrative(1)	16.1
Transaction costs	14.6
Depreciation, amortization and loss on disposal of assets	36.4
Asset impairments	2.1
Total Expenses	216.3
Loss Before Other Items	(3.6)
Other expense, net(2)	(14.6)
Loss from discontinued operations, before income taxes	(18.2)
Current tax expense	(0.3)
Loss from discontinued operations, net	$(18.5)
(1) Includes transaction costs of $14.6 million that were directly attributable to the Safe Harbor Sale, including legal and advisory fees and other transaction costs.
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
The following table presents depreciation, amortization, and capital expenditures attributable to discontinued operations related to Safe Harbor (in millions):

Three Months Ended March 31, 2025
Depreciation	$32.3
Amortization	$4.1
Capital Expenditures	$49.0
3. Real Estate Acquisitions and Dispositions
2026 Acquisitions and Dispositions
The following acquisitions of real estate properties occurred during the three months ended March 31, 2026:

Property Name	Segment	State, Province, or Country	Month Acquired
Parkhurst Estates	MH	MI	January
Kingfisher	UK	UK	March

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the amount of assets acquired, net of liabilities assumed, at the acquisition date and the consideration paid for the acquisitions, subject to adjustments based on final purchase price allocations, completed during the three months ended March 31, 2026 (in millions):

	At Acquisition Date			Consideration
	Investment in property	Other identifiable assets / (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Total consideration
Asset Acquisitions
Parkhurst Estates	$17.0	$0.3	$17.3	$17.3	$17.3
Kingfisher	11.3	—	11.3	11.3	11.3
Total 2026 Acquisitions	$28.3	$0.3	$28.6	$28.6	$28.6

4. Notes and Other Receivables
The following table sets forth certain information regarding notes and other receivables (in millions):

	March 31, 2026	December 31, 2025
Installment notes receivable on manufactured homes, net	$145.3	$139.2
Notes receivable from real estate operators	43.7	44.5
Other receivables, net	144.1	148.4
Total Notes and Other Receivables, net	$333.1	$332.1
Installment Notes Receivable on Manufactured Homes
Installment notes receivable are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC 820, "Fair Value Measurements and Disclosures." The balances of installment notes receivable of $145.3 million (principal of installment notes receivable of $148.1 million less fair value adjustment of $2.8 million) and $139.2 million (principal of installment notes receivable of $142.1 million less fair value adjustment of $2.9 million) as of March 31, 2026 and December 31, 2025, respectively, are secured by manufactured homes. The notes had a net weighted average interest rate (net of servicing costs) and maturity of 7.5% and 17.3 years as of March 31, 2026 and December 31, 2025. Refer to Note 13, "Fair Value Measurements," for additional details.

Notes Receivable from Real Estate Operators
The note receivable from a real estate operator consists of a loan provided to a real estate operator to fund the Canadian RV Portfolio disposition (the "Canadian RV Note"). The balance on the Canadian RV Note was $43.7 million with a net weighted average interest rate and maturity of 5.0% and 0.7 years as of March 31, 2026, and was $44.5 million with a net weighted average interest rate and maturity of 5.0% and one year as of December 31, 2025. Refer to Note 13, "Fair Value Measurements," for additional information.

Other Receivables, net
Other receivables, net were comprised of amounts due from the following categories (in millions):

	March 31, 2026	December 31, 2025
Receivables from residents and customers(1)	$62.0	$80.6
Insurance receivables(2)	41.6	42.4
Home sale proceeds	24.0	15.6
Other receivables	16.5	9.8
Total Other Receivables, net	$144.1	$148.4
(1)Net of allowance for credit losses of $4.9 million and $5.0 million as of March 31, 2026 and December 31, 2025, respectively.
(2)Primarily consists of receivables from insurance providers related to Hurricanes Helene and Milton. Refer to Note 14, "Commitments and Contingencies," for additional details.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
5. Other Intangible Assets
The gross carrying amounts and accumulated amortization of our intangible assets were as follows (in millions):

		March 31, 2026		December 31, 2025
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	7 years	$147.1	$(133.5)	$146.5	$(132.1)
Trademarks and trade names	15 years	86.0	(23.7)	87.4	(22.6)
Customer relationships	4 years	1.9	(1.9)	1.9	(1.9)
Franchise agreements and other intangible assets	10 - 27 years	32.8	(11.6)	32.9	(11.3)
Total finite-lived assets		$267.8	$(170.7)	$268.7	$(167.9)
Indefinite-lived assets - Trademarks, trade names, and other	N/A	0.7	—	0.7	—
Total indefinite-lived assets		$0.7	$—	$0.7	$—
Total		$268.5	$(170.7)	$269.4	$(167.9)
Amortization expenses related to our Other intangible assets were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
In-place leases	$1.5	$1.5
Trademarks and trade names	1.5	1.4
Customer relationships	—	0.1
Franchise fees and other intangible assets	0.2	0.2
Total	$3.2	$3.2
We anticipate amortization expense for Other intangible assets to be as follows for the next five years (in millions):

	Remainder 2026	2027	2028	2029	2030
In-place leases	$3.4	$3.3	$1.9	$1.3	$1.3
Trademarks and trade names	4.5	5.7	5.6	5.6	5.6
Customer relationships	—	—	—	—	—
Franchise agreements and other intangible assets	1.0	1.3	1.3	1.3	1.3
Total	$8.9	$10.3	$8.8	$8.2	$8.2
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
Sungenia Joint Venture ("Sungenia JV")
At March 31, 2026 and December 31, 2025, we had a 50.0% ownership interest in the Sungenia JV, a joint venture formed between us and Ingenia Communities Group (ASX: INA) to establish and operate a MH community development program in Australia.
GTSC LLC ("GTSC")
At March 31, 2026 and December 31, 2025, we had a 40.0% ownership interest in GTSC, which engages in acquiring, holding and selling loans secured, directly or indirectly, by manufactured homes located in our communities.
The investment balance in each nonconsolidated affiliate was as follows (in millions):

	March 31, 2026	December 31, 2025
Investment in Sungenia JV	$99.2	$91.1
Investment in GTSC	36.4	37.9
Total	$135.6	$129.0

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The income / (loss) from each nonconsolidated affiliate is as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Sungenia JV equity income	$5.5	$2.6
GTSC equity income	0.6	0.8
Equity loss from other nonconsolidated affiliates	—	(0.4)
Total Income from Nonconsolidated Affiliates	$6.1	$3.0
During the three months ended March 31, 2026 and 2025, we received distributions of $2.3 million and $6.2 million, respectively, and made contributions of zero and $0.3 million, respectively, with our nonconsolidated affiliates.

7. Debt and Line of Credit
The following table sets forth certain information regarding debt, including premiums, discounts and deferred financing costs (in millions, except for statistical information):

	Carrying Amount at		Weighted Average Years to Maturity at		Weighted Average Interest Rates at
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Secured Debt
Mortgage loans payable(1)	$2,417.5	$2,429.0	8.2	8.5	3.633%	3.634%
Secured borrowings on collateralized receivables(2)	41.6	43.2	12.1	12.3	8.551%	8.538%
Total Secured Debt	2,459.1	2,472.2
Unsecured Debt
Senior unsecured notes(3)	1,787.1	1,786.5	4.9	5.1	2.901%	2.901%
Total Unsecured Debt	1,787.1	1,786.5
Total Debt	$4,246.2	$4,258.7	6.8	7.1	3.373%	3.376%
(1) Balances at March 31, 2026 and December 31, 2025 include $9.2 million and $9.6 million of deferred financing costs, respectively.
(2) Balances at March 31, 2026 and December 31, 2025 include fair value adjustments of $3.8 million, respectively.
(3) Balances at March 31, 2026 and December 31, 2025 include $4.0 million and $4.2 million of net debt discount, respectively, and $8.9 million and $9.3 million of deferred financing costs, respectively. Weighted average interest rates include the impact of hedge activity.
Secured Debt
Mortgage term loans
During the three months ended March 31, 2026, we did not enter into or repay any mortgage term loans.

The mortgage term loans, which total $2.4 billion as of March 31, 2026, are secured by 110 properties representing approximately $1.8 billion of net book value.
Secured Borrowings on Collateralized Receivables
Refer to Note 13, "Fair Value Measurements," for additional information on secured borrowings on collateralized receivables.

Unsecured Debt
Senior Unsecured Notes
The following table sets forth certain information regarding our senior unsecured notes (dollar amounts in millions). All senior unsecured notes include interest payments on a semi-annual basis in arrears and are recorded within the Unsecured debt line item on the Consolidated Balance Sheets.

		Carrying Amount at
	Principal Amount	March 31, 2026	December 31, 2025
4.2% notes, issued in April 2022 and due in April 2032	$600.0	$594.3	$594.1
2.3% notes, issued in October 2021 and due in November 2028	450.0	448.2	448.1
2.7% notes, issued in June 2021 and October 2021, and due in July 2031	750.0	744.6	744.3
Total	$1,800.0	$1,787.1	$1,786.5

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Credit Agreement
The Operating Partnership (as borrower) and SUI (as guarantor) and certain lenders are parties to a credit agreement (the "Credit Agreement") which governs our senior credit facility (the "Senior Credit Facility"). The aggregate available amount under the Senior Credit Facility consists of a revolving loan of up to $2.0 billion. The Credit Agreement also permits, subject to the satisfaction of certain conditions, additional borrowings of $1.0 billion. The Senior Credit Facility's maturity date is January 31, 2030, and, at our option, may be extended for two additional six-month periods subject to the satisfaction of certain conditions.
The Senior Credit Facility offers various interest rates for borrowings under U.S. dollars (at the Alternate Base Rate ("ABR"), Term Secured Overnight Financing Rate ("SOFR"), and Daily Effective SOFR), euros (at the Adjusted Euro Interbank Offered Rate ("EURIBOR")), British pound sterling (at the Daily Simple Sterling Overnight Index Average ("SONIA") Rate), Canadian dollars (at the Term Canadian Overnight Repo Rate Average ("CORRA") and the Daily Simple CORRA), and Australian dollars (at the Australian Bank Bill Swap Bid ("BBSY") Rate), plus a margin, which can range from 0.725% to 1.40% for all interest rates except ABR loans, which can range from 0.000% to 0.400%. As of March 31, 2026, there were no borrowings under the Senior Credit Facility.
As of March 31, 2026, we also recorded deferred financing costs of $10.9 million in connection with the Senior Credit Facility, which was recorded within Other assets, net on the Consolidated Balance Sheets.
The Senior Credit Facility provides us with the ability to issue up to $100.0 million of letters of credit. We had $23.3 million of outstanding letters of credit at March 31, 2026.
Covenants
The mortgage term loans, senior unsecured notes, and our Senior Credit Facility are subject to various financial and other covenants. At March 31, 2026, we were in compliance with all financial covenants.
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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

8. Equity and Temporary Equity
Temporary Equity
Temporary equity includes preferred securities that are redeemable for cash at the holder's option or upon the occurrence of an event that is not solely within our control based on a fixed or determinable price and other redeemable equity interests. These securities are not mandatorily redeemable for cash nor do they contain a fixed maturity date. The following table sets forth the various series of redeemable preferred OP units and other redeemable equity interests that were outstanding as of March 31, 2026 and December 31, 2025, and the related terms, and summarizes the balance included within Temporary Equity on our Consolidated Balance Sheets (dollar amounts in millions):

Description	OP Units Outstanding	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption(3)	Redemption Period	Carrying Amount at
	March 31, 2026					March 31, 2026	December 31, 2025
Series D preferred OP units	488,958	0.8000	4.0%	Holder's Option	Any time	$50.7	$51.3
Series F preferred OP units	40,000	0.6250	3.0%	Holder's Option	Any time	4.4	7.5
Series G preferred OP units	4,898	0.6452	3.2%	Holder's Option	Any time	0.1	3.3
Series H preferred OP units	48,571	0.6098	3.0%	Holder's Option	Any time	8.2	59.6
Series J preferred OP units	235,250	0.6061	2.85%	Holder's Option	During the 30-day period following a change of control of the Company or any time after April 21, 2026	24.1	24.2
Series K preferred OP units	1,000,000	0.5882	4.0%	Holder's Option	Within 60 days after March 23, 2028	97.6	98.2
Other redeemable equity interests(4)	N/A	N/A	N/A	N/A	N/A	11.7	11.6
Total	1,817,677					$196.8	$255.7
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
Permanent Equity
Universal Shelf Registration Statement
We have filed a universal shelf registration statement on Form S-3 with the SEC, which provides for the registration of unspecified amounts of equity and debt securities. The authorized number of shares of our capital stock is 380,000,000 shares, of which 360,000,000 shares are common stock and 20,000,000 shares are preferred stock. As of March 31, 2026, we had 123,254,249 shares of common stock issued and outstanding and no shares of preferred stock were issued and outstanding.
At the Market Offering Sales Agreement
We have entered into an At the Market Offering Sales Agreement (the "ATM") with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock. Through March 31, 2026, we had entered into and settled forward sales agreements under the ATM for an aggregate gross sales price of $524.8 million, leaving $725.2 million available for sale under the ATM.
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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We account for stock repurchases in accordance with ASC 505, "Equity," by allocating the repurchase price to Common Stock, Additional paid-in-capital, and Distributions in excess of accumulated earnings on the Consolidated Balance Sheets. Under Maryland corporate law, our state of incorporation, there is no concept of treasury shares. As a result, all repurchased shares are retired and returned to the status of authorized but unissued shares upon settlement. During the three months ended March 31, 2026, we repurchased and retired 0.5 million shares of our outstanding common stock for $60.1 million. As of March 31, 2026, we had $400.8 million remaining authorized for purchase under this program.

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
AOCI attributable to SUI common shareholders consisted of the following, net of tax (in millions):

	March 31, 2026	December 31, 2025
Net foreign currency translation gains / (losses)	$(3.5)	$8.8
Accumulated net gain on derivatives	15.3	17.7
Accumulated other comprehensive income	$11.8	$26.5
Noncontrolling Interests - Common and Preferred OP Units
The following table summarizes the common and preferred OP units included within Noncontrolling interests on our Consolidated Balance Sheets (dollar amounts in millions):

Description	OP Units Outstanding	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption	Redemption Period	Carrying Amount at
	March 31, 2026					March 31, 2026	December 31, 2025
Common OP units	2,529,195	1.0000	Same distribution rate for common stock	N/A	N/A	$66.4	$71.6
Series A-1 preferred OP units	154,336	2.4390	6.0%	N/A	N/A	10.9	12.3
Series A-3 preferred OP units	40,268	1.8605	4.5%	N/A	N/A	2.9	2.9
Series C preferred OP units	291,703	1.1100	5.0%	N/A	N/A	20.9	21.3
Series E preferred OP units	80,000	0.6897	5.5%	N/A	N/A	6.0	6.2
Series L preferred OP units	20,000	0.6250	3.5%	N/A	N/A	2.0	2.0
Total	3,115,502					$109.1	$116.3
(1) Exchange rates are subject to adjustment upon stock splits, recapitalizations, and similar events. The exchange rates of certain series of OP units are approximated to four decimal places.
(2) Except for Common OP units, distributions are payable on the issue price of each OP unit, which is $100.00 per unit for all these preferred OP units.
Conversions
Conversions to Common Stock and Common OP Units - Subject to certain limitations, holders can convert certain series of OP units to shares of our common stock and to common OP units at any time. Below is the activity of conversions during the three months ended March 31, 2026 and 2025:

		Three Months Ended March 31,
		2026		2025
Description	Conversion Rate	Units / Shares Converted	Common Stock(1)	Units / Shares Converted	Common Stock(1)
Common OP units	1.0000	108,080	108,080	20,987	20,987
Series A-1 preferred OP units	2.4390	15,577	37,987	5,368	13,092
Series C preferred OP units	1.1100	733	813	4,309	4,782
Series J preferred OP units	0.6061	750	454	—	—
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Redemption of Preferred OP Units
Subject to certain limitations, holders can redeem certain series of preferred OP units for cash, provided that the applicable contractual requirements are met. During the three months ended March 31, 2026, 30,000 Series F preferred OP units and 512,397 Series H preferred OP units were redeemed for a total net cash payment of $54.4 million, inclusive of all distributions on the redeemed units that were accrued and unpaid as of the redemption date, in accordance with the terms and conditions set forth in the redemption agreement.
Distributions
Common stock, common OP unit, and restricted stock distributions declared for the three months ended March 31, 2026 were as follows (in millions, except for per share amounts):

Period	Record Date	Payment Date	Distribution Per Share	Total Distribution
Three Months Ended March 31, 2026	3/31/2026	4/15/2026	$1.12	$140.9
9. Share-Based Compensation
As of March 31, 2026, we had two share-based compensation plans: the Sun Communities, Inc. 2015 Equity Incentive Plan (as amended, the "2015 Equity Incentive Plan") and the First Amended and Restated 2004 Non-Employee Director Option Plan (as amended, the "2004 Non-Employee Director Option Plan"). Outstanding awards include time-based and performance-based restricted stock awards ("RSAs") and performance-based restricted stock units ("RSUs"). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future. Time-based awards for directors generally vest over three years. Time-based awards for key employees and executives generally vest over three years to five years. Market and performance condition awards for executives generally vest after three years. For RSAs, award recipients receive non-forfeitable distribution payments on unvested shares. For RSUs, award recipients receive forfeitable distribution equivalents on unvested units with payment upon vesting.
During the three months ended March 31, 2026, we granted performance-based RSUs to certain executives that provide the right to receive shares of our common stock at a future date. The performance-based RSUs vest at up to 200% of the target number of units, with the ultimate number of shares to be issued based on the total shareholder return of the Company's common stock and / or operating performance metrics, measured over a three-year performance period. In accordance with ASC 718, "Compensation-Stock Compensation," the fair value of RSUs subject to a market condition was measured using a Monte Carlo valuation model and the fair value of RSUs subject to a performance condition was measured based on the expected probability that the underlying units will vest using actual results and the forecast for the respective key performance metric during the performance period.
During the three months ended March 31, 2026 and 2025, RSUs were granted as follows:

Grant Period	Type	Plan	RSUs Granted	Weighted Average Grant Date Fair Value	Vesting Type
2026	Executive Officers	2015 Equity Incentive Plan	43,626	$154.25(1)	Market Condition
2026	Executive Officers	2015 Equity Incentive Plan	8,918	$125.57(2)	Performance Condition
(1)Represents the weighted average fair value per share of the Monte Carlo simulation fair value price of our market condition awards on the dates the shares were awarded.
(2)Represents the weighted average fair value per share of the closing price of our common stock on the dates the shares were awarded.
During the three months ended March 31, 2026 and 2025, shares were granted as follows:

Grant Period	Type	Plan	Shares Granted	Weighted Average Grant Date Fair Value	Vesting Type
2026	Key Employees	2015 Equity Incentive Plan	127,229	$135.00(1)	Time Based
2026	Executive Officers	2015 Equity Incentive Plan	60,834	$124.27(1)	Time Based
2026	Directors	2004 Non-Employee Director Option Plan	14,553	$123.68(1)	Time Based
2025	Key Employees	2015 Equity Incentive Plan	135,150	$133.63(1)	Time Based
2025	Executive Officers	2015 Equity Incentive Plan	38,000	$133.63(1)	Time Based
2025	Executive Officers	2015 Equity Incentive Plan	87,000	$106.62(2)	Market Condition
2025	Directors	2004 Non-Employee Director Option Plan	12,800	$122.64(1)	Time Based
(1)Represents the weighted average fair value per share of the closing price of our common stock on the dates the shares were awarded.
(2)Represents the weighted average fair value per share of the Monte Carlo simulation fair value price of our market condition awards on the dates the shares were awarded.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Modifications
During the three months ended March 31, 2026, we modified certain unvested RSAs to accelerate the vesting terms such that the respective awards vested in connection with the termination or retirement of the eligible grantees ("accelerated vestings"). We accounted for the accelerated vestings as modifications under ASC 718, "Compensation-Stock Compensation," and recognized compensation expense based on the incremental fair value of the modified awards. Accordingly, we recognized accelerated share-based compensation expense of $8.9 million within General and administrative expense related to 58,000 time-based RSAs and 75,000 performance-based RSAs previously subject to a market condition.
The vesting requirements for 237,289 and 174,109 restricted shares granted to our executives, directors, and employees were satisfied during the three months ended March 31, 2026 and 2025, respectively.
We recognized $16.4 million and $8.8 million of total share-based compensation costs within General and administrative expense on the Consolidated Statements of Operations during the three months ended March 31, 2026 and 2025, respectively.
10. Segment Reporting
ASC 280, "Segment Reporting," establishes standards for the way that business enterprises report information about operating segments in their financial statements. We have identified three reportable segments, consisting of (i) MH communities, (ii) RV communities, and (iii) the UK. The segment reporting structure reflects how the chief operating decision maker ("CODM"), a committee comprised of our CEO, President and COO, and CFO, manages the business, makes operating decisions, allocates resources, and evaluates operating performance.
Each segment is primarily evaluated based on Net Operating Income ("NOI"). The CODM uses NOI to allocate resources (including employees, property, and financial or capital resources) for each segment predominately in the annual budgeting and forecasting process. The CODM considers budget-to-actual variances on a monthly basis for both profit measures when making decisions about allocating capital and personnel to the segments. The CODM also uses NOI for evaluating product pricing and segment profit and in the compensation of certain employees. The CODM reviews balance sheet information at a consolidated level.
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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

A presentation of segment financial information is summarized as follows (in millions):

	Three Months Ended March 31,
	2026				2025
	MH	RV	UK	Total	MH	RV	UK	Total
Revenue
Income from real property	$269.3	$81.3	$35.2		$248.8	$73.8	$31.3
Income from real property - transient	0.5	28.4	2.5		0.5	28.1	1.9
Home sales	20.0	6.5	41.6		21.7	7.0	38.5
Ancillary	2.7	5.8	4.8		2.5	5.8	4.2
Total Functional Revenue	$292.5	$122.0	$84.1	$498.6	$273.5	$114.7	$75.9	$464.1
Expenses
Payroll - real property	15.5	17.9	6.8		14.0	17.5	6.0
Utilities - real property	26.5	16.3	9.0		25.4	15.3	7.9
Legal, taxes, and insurance - real property	7.5	2.9	0.3		7.6	3.2	0.4
Supplies and repairs - real property	11.8	6.4	5.8		9.6	5.9	5.5
Other expenses - real property	3.0	8.0	3.1		2.5	8.2	2.3
Real estate taxes - real property	19.8	7.5	2.2		17.7	7.1	1.9
Home sales - Cost of sales			25.6				23.0
Ancillary - Cost of goods sold			1.8				1.5
Other segment items(1)	20.4	13.6	11.5		21.4	11.7	10.4
Total NOI	$188.0	$49.4	$18.0	$255.4	$175.3	$45.8	$17.0	$238.1

Adjustments to arrive at net income
Interest income				7.4				4.4
Brokerage commissions and other revenues, net				1.9				1.7
General and administrative expense				(69.5)				(57.0)
Catastrophic event-related charges, net				(0.5)				0.1
Depreciation and amortization				(132.5)				(123.7)
Asset impairments				(0.3)				(24.0)
Interest expense				(38.4)				(82.1)
Gain / (loss) on foreign currency exchanges				(24.5)				8.7
Gain / (loss) on dispositions of properties, net				0.2				(1.1)
Other income / (expense), net				(3.8)				5.7
Gain / (loss) on remeasurement of notes receivable				0.1				(0.2)
Income from nonconsolidated affiliates				6.1				3.0
Gain on remeasurement of investment in nonconsolidated affiliates				0.2				—
Current tax expense				(1.7)				(1.9)
Deferred tax benefit / (expense)				(6.4)				5.2
Net Loss from Continuing Operations				(6.3)				(23.1)
Loss from discontinued operations, net				—				(18.5)
Net Loss				(6.3)				(41.6)
Less: Preferred return to preferred OP units / equity interests				2.7				3.1
Less: Loss attributable to noncontrolling interests				(0.3)				(1.9)
Net Loss Attributable to SUI Common Shareholders				$(8.7)				$(42.8)
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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	March 31, 2026				December 31, 2025
	MH	RV	UK	Consolidated	MH	RV	UK	Consolidated
Identifiable Assets
Investment property, net	$5,275.1	$3,315.9	$2,280.5	$10,871.5	$5,279.4	$3,339.1	$2,283.2	$10,901.7
Cash, cash equivalents and restricted cash	311.4	160.0	25.6	497.0	400.2	206.5	29.4	636.1
Inventory of manufactured homes	61.5	14.8	56.5	132.8	65.7	19.0	58.2	142.9
Notes and other receivables, net	204.2	90.9	38.0	333.1	199.6	61.0	71.5	332.1
Collateralized receivables, net	41.6	—	—	41.6	43.2	—	—	43.2
Goodwill	—	9.5	—	9.5	—	9.5	—	9.5
Other intangible assets, net	10.1	25.5	62.2	97.8	10.6	26.1	64.8	101.5
Other assets, net	280.7	45.1	49.7	375.5	273.3	35.9	46.7	355.9
Total Assets	$6,184.6	$3,661.7	$2,512.5	$12,358.8	$6,272.0	$3,697.1	$2,553.8	$12,522.9

	March 31, 2026	% of Total	December 31, 2025	% of Total
North America	$9,846.3	79.7%	$9,969.1	79.6%
United Kingdom	2,512.5	20.3%	2,553.8	20.4%
Total Assets	$12,358.8	100.0%	$12,522.9	100.0%
11. Earnings / (Loss) Per Share
Earnings / (loss) per share ("EPS") is computed by dividing net income / (loss) by the weighted average number of common shares outstanding during the period on a basic and diluted basis. We calculate diluted EPS using the more dilutive of the treasury stock method and the two-class method for restricted common shares, the treasury stock method for forward equity sales and the if converted method for convertible units. Our potentially dilutive securities include our potential common shares related to our forward equity offerings, our unvested restricted common shares and RSUs, and our Operating Partnership outstanding common and preferred OP units, which, if converted or exercised, may impact dilution.
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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Computations of basic and diluted EPS were as follows (in millions, except for per share data):

	Three Months Ended March 31,
	2026	2025
Numerator for basic EPS
Net Loss from continuing operations	$(6.3)	$(23.1)
Preferred return to preferred OP units equity interests	(2.7)	(3.1)
Loss attributable to noncontrolling interests	0.3	1.9
Net Loss from continuing operations attributable to SUI common shareholders	(8.7)	(24.3)
Less: allocation to restricted stock awards	—	(0.3)
Basic earnings - net loss from continuing operations after allocation to restricted stock awards	(8.7)	(24.0)
Basic earnings - net loss from discontinued operations	—	(18.5)
Basic earnings - net loss attributable to common shareholders after allocation to restricted stock awards	$(8.7)	$(42.5)
Numerator for diluted EPS
Basic earnings - net loss from continuing operations after allocation to restricted stock awards	$(8.7)	$(24.0)
Add: allocation to common and preferred OP units dilutive effect	—	(1.0)
Add: allocation to restricted stock awards	—	(0.3)
Diluted net loss from continuing operations attributable to SUI common shareholders	(8.7)	(25.3)
Diluted net loss from discontinued operations	—	(18.5)
Diluted earnings - net loss attributable to common shareholders after allocation to common and preferred OP units(1)	$(8.7)	$(43.8)
Denominator
Weighted average common shares outstanding	122.6	126.6
Add: dilutive restricted stock	0.3	0.3
Add: common and preferred OP units dilutive effect	2.6	2.9
Diluted weighted average common shares and securities(1)	125.5	129.8
EPS Available to Common Shareholders After Allocation
Basic loss per share from continuing operations	$(0.07)	$(0.19)
Basic loss per share from discontinued operations	—	(0.15)
Basic loss per share	$(0.07)	$(0.34)
Diluted loss per share from continuing operations	$(0.07)	$(0.19)
Diluted loss per share from discontinued operations	—	(0.15)
Diluted loss per share(1)	$(0.07)	$(0.34)
(1) For the three months ended March 31, 2026 and 2025, diluted earnings per share was calculated using the treasury stock method for restricted stock awards as the application of this method resulted in a more diluted earnings per share during those periods.
We have excluded certain potentially dilutive securities from the computation of diluted EPS because the inclusion of those securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computations of diluted EPS as of March 31, 2026 and 2025 (in thousands):

	As of March 31,
	2026	2025
A-1 preferred OP units	154	171
A-3 preferred OP units	40	40
Series C preferred OP units	292	292
Series D preferred OP units	489	489
Series E preferred OP units	80	80
Series F preferred OP units	40	90
Series G preferred OP units	5	5
Series H preferred OP units	49	581
Series J preferred OP units	235	236
Series K preferred OP units	1,000	1,000
Series L preferred OP units	20	20
Redemption rights - Series G preferred OP units	—	201
Total Securities	2,404	3,205

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

12. Derivative Financial Instruments
We have historically utilized treasury rate lock contracts, interest rate swaps, and forward swaps for interest rate risk management purposes. We have also periodically entered into forward swaps to hedge foreign currency exchange risk exposures. We do not enter into derivative instruments for speculative purposes. At March 31, 2026 and December 31, 2025, we did not have any outstanding derivative contracts.
We assess the effectiveness of derivative instruments in hedging the underlying interest rate exposure both at inception and on an ongoing basis. The unrealized gains or losses on the derivative instruments are recorded in AOCI and are reclassified to Interest expense on the Consolidated Statements of Operations during the same period in which the hedged transaction affects earnings. We estimate that $3.5 million will be reclassified as a reduction to Interest expense, net over the next 12 months for all of our previously settled cash flow hedges.
The following table presents the losses on derivatives in cash flow hedging relationships recognized in OCI (in millions):

	Three Months Ended March 31,
Derivatives Designated as Cash Flow Hedges	2026	2025
Interest rate derivatives	$—	$(3.8)

The following table presents the amount of gains on derivative instruments reclassified from AOCI into earnings (in millions):

Derivatives Designated as Cash Flow Hedges	Financial Statement Classification	Three Months Ended March 31,
		2026	2025
Interest rate derivatives	Interest expense / Other income / (expense), net	$2.6	$3.6
During the three months ended March 31, 2026, we released net accumulated gains of $1.7 million from AOCI to earnings in conjunction with the discontinuation of a cash flow hedge related to a forecasted debt transaction that is not expected to occur by the end of the originally specified time period. The net accumulated gains were recorded to Other income / (expense), net on the Consolidated Statements of Operations.
13. Fair Value Measurements
Assets by Hierarchy Level
The table below sets forth our financial assets and liabilities (in millions) that required disclosure of fair value on a recurring basis as of March 31, 2026 and December 31, 2025. The carrying values of cash, cash equivalents and restricted cash, other receivables and accounts payable approximate their fair market values since their maturities are less than one year. These financial instruments are classified as Level 1 in the hierarchy and are excluded from the table below.

		March 31, 2026		December 31, 2025
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Installment notes receivable on manufactured homes, net	3	$145.3	$145.3	$139.2	$139.2
Notes receivable from real estate operators	3	43.7	43.7	44.5	44.5
Collateralized receivables, net	3	41.6	41.6	43.2	43.2
Total Assets Measured at Fair Value		$230.6	$230.6	$226.9	$226.9
Financial Liabilities
Mortgage loans payable	2	$2,417.5	$2,237.6	$2,429.0	$2,193.0
Secured borrowings on collateralized receivables	3	41.6	41.6	43.2	43.2
Total secured debt		2,459.1	2,279.2	2,472.2	2,236.2
Unsecured debt
Senior unsecured notes	2	1,787.1	1,639.1	1,786.5	1,655.1
Total unsecured debt		1,787.1	1,639.1	1,786.5	1,655.1
Other financial liabilities (contingent consideration)	3	0.2	0.2	0.2	0.2
Total Liabilities Measured at Fair Value		$4,246.4	$3,918.5	$4,258.9	$3,891.5

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
Notes Receivable from Real Estate Operators
Notes receivable from real estate operators are recorded at fair value and are measured using model-derived indicative pricing using primarily unobservable inputs including interest rates and counterparty performance (Level 3). The carrying values of the notes generally approximate their fair market values either due to the nature of the note and / or the note being secured primarily by underlying real estate and other collateral and / or personal guarantees. Refer to Note 4, "Notes and Other Receivables," for additional information.
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
Level 3 Reconciliation, Measurements, and Transfers
We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. Availability of secondary market activity and consistency of pricing from third-party sources impacts our ability to classify securities as Level 2 or Level 3. There were no transfers into or out of Level 3 during the three months ended March 31, 2026.
The following tables summarize changes to our financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026			2025
Assets	Installment Notes Receivable on MH, net	Notes Receivable From Real Estate Operators	Collateralized Receivables, net	Installment Notes Receivable on MH, net	Notes Receivable From Real Estate Operators	Collateralized Receivables, net
Level 3 beginning balance at December 31, 2025 and 2024	$139.2	$44.5	$43.2	$93.9	$148.5	$51.2
Realized gains / (losses)(1)	0.1	—	—	(0.2)	—	—
Purchases and issuances	10.1	0.5	—	13.4	1.6	—
Sales and settlements	(3.9)	(0.5)	(1.6)	(1.5)	(60.7)	(1.2)
Dispositions of properties	(0.2)	—	—	—	—	(0.7)
Foreign currency exchange gains	—	(0.8)	—	—	0.1	—
Level 3 ending balance at March 31, 2026 and 2025	$145.3	$43.7	$41.6	$105.6	$89.5	$49.3
(1) Recorded within Gain / (loss) on remeasurement of notes receivable on the Consolidated Statements of Operations.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended March 31,
	2026		2025
Liabilities	Secured Borrowing on Collateralized Receivables	Contingent Consideration	Secured Borrowing on Collateralized Receivables	Contingent Consideration
Level 3 beginning balance December 31, 2025 and 2024	$43.2	$0.2	$51.2	$11.3
Sales and settlements	(1.6)	—	(1.9)	(9.0)
Other adjustments	—	—	—	(1.5)
Level 3 ending balance at March 31, 2026 and 2025	$41.6	$0.2	$49.3	$0.8

Fair Value Measurements on a Nonrecurring Basis
We review the carrying value of long-lived assets to be held for use for impairment quarterly or whenever events or changes in circumstances indicate a possible impairment. During the three months ended March 31, 2025, we recognized asset impairment charges of $20.5 million related to pre-construction development costs at seven of our MH and RV properties for which the related development projects were no longer probable of being realized. The impairment charges reduced the aggregate carrying values of the impaired properties to $93.4 million. The fair value measurement was determined by estimating discounted cash flows using certain unobservable Level 3 inputs, based on the expectation that the development projects are no longer probable of being realized.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. Since we review our long-lived assets to be held for use using undiscounted cash flows to determine the recoverability of the carrying value of the assets, our strategy of holding properties over the long term decreases the likelihood of recording an impairment loss. Accordingly, we will continue to monitor circumstances and events in future periods, such as a change in strategy for an investment property that could indicate a shorter holding period, that could affect inputs such as the expected holding period, operating cash flow forecasts, and capitalization rates, utilized to determine whether an impairment charge is necessary. As these inputs are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment charges may be realized in the future, which could be material to our financial statements. The fair value estimates are based on information available as of March 31, 2026. As such, our estimates of fair value could differ significantly from the actual carrying value.
14. Commitments and Contingencies
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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Catastrophic Event-Related Charges
Hurricanes Helene and Milton - In September and October 2024, Hurricane Helene and Hurricane Milton, respectively, made landfall in Florida and subsequently impacted several of our properties in the Southeastern and Mid-Atlantic region of the U.S. Estimated property insurance recoveries, excluding business interruption recoveries, of $41.1 million related to Hurricane Helene and Hurricane Milton, were recorded in Notes and other receivables, net, on the Consolidated Balance Sheets as of March 31, 2026. The table below sets forth changes in estimated property insurance recoveries, excluding business interruption recoveries (in millions):

Three Months Ended March 31, 2026
Total estimated insurance receivable - December 31, 2025	$42.0
Change in estimated property insurance recoveries	1.2
Proceeds received from insurer	(2.1)
Total estimated insurance receivable - March 31, 2026	$41.1
The foregoing estimates are based on current information available, and we continue to assess these estimates. Actual charges and insurance recoveries could vary significantly from these estimates. Any changes to these estimates will be recognized in the period(s) in which they are determined.
15. Leases
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
Future minimum lease payments under non-cancellable leases as of March 31, 2026 where we are the lessee include (in millions):

	Finance Leases	Operating Leases	Total
2026 (excluding three months ended March 31, 2026)	$0.7	$4.3	$5.0
2027	0.8	4.9	5.7
2028	0.8	4.4	5.2
2029	0.6	3.9	4.5
2030	0.5	3.3	3.8
Thereafter	34.7	71.8	106.5
Total Lease Payments	$38.1	$92.6	$130.7
Less: Imputed interest	(29.0)	(56.2)	(85.2)
Present Value of Lease Liabilities	$9.1	$36.4	$45.5
Right-of-use ("ROU") assets and lease liabilities for finance and operating leases as included in our Consolidated Balance Sheets are as follows (in millions):

	Financial Statement Classification	As of
		March 31, 2026	December 31, 2025
Lease Assets
Finance lease, ROU asset, net of accumulated amortization	Investment property, net	$19.7	$26.6
Operating lease, ROU asset, net	Other assets, net	$50.5	$59.9
Lease Liabilities
Finance lease liabilities	Other liabilities	$9.1	$10.6
Operating lease liabilities	Other liabilities	$36.4	$39.0

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The components of lease costs for finance and operating leases as included in our Consolidated Statements of Operations are as follows (in millions):

	Financial Statement Classification	Three Months Ended March 31,
		2026	2025
Finance Lease Cost
Amortization of ROU assets	Depreciation and amortization	$0.2	$—
Interest on lease liabilities	Interest expense	—	0.1
Operating lease cost	General and administrative expense, Property operating and maintenance, Depreciation and amortization	1.6	0.9
Variable lease cost	Property operating and maintenance	0.5	0.4
Total Lease Cost		$2.3	$1.4
Lease term, discount rates, and additional information for finance and operating leases are as follows:

	As of
	March 31, 2026	December 31, 2025
Lease Term and Discount Rate
Weighted-average Remaining Lease Terms (years)
Finance lease	47.59	64.60
Operating lease	31.63	52.07
Weighted-average Discount Rate
Finance lease	6.14%	6.15%
Operating lease	5.24%	5.24%

	Three Months Ended March 31,
	2026	2025
Other Information (in millions)
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash outflows for operating leases	$1.3	$1.1
Financing cash outflows for finance leases	0.2	0.2
Total Cash Paid on Lease Liabilities	$1.5	$1.3
Lessor Accounting
We are not the lessor for any finance leases at our properties as of March 31, 2026. Nearly all of our operating leases with our residents and customers at our properties where we are the lessor are for a time period not to exceed one year or month-to-month. As of March 31, 2026, future minimum lease payments with our residents or customers would not exceed 12 months.
Future minimum lease payments for operating leases with real estate operators at our properties were not material as of March 31, 2026.
Early Lease Termination
During the three months ended March 31, 2026, we repurchased the title to one UK property that was previously controlled via a ground lease for a total cash payment of $10.8 million. In conjunction with the ground lease termination, we recorded a loss of $12.2 million within Other income / (expense), net on the Consolidated Statement of Operations.
16. Recent Accounting Pronouncements
Recent Accounting Pronouncements - Not Yet Adopted
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

SUN COMMUNITIES, INC.
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes, along with our 2025 Annual Report.
OVERVIEW
We are a fully integrated REIT. As of March 31, 2026, we owned and operated, directly or indirectly, or had an interest in, a portfolio of 515 developed properties located in the U.S., Canada, and the United Kingdom including 295 MH communities, 166 RV communities, and 54 UK communities.
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
Over the past several years, we have shifted our strategy toward optimizing the value of our core business through achieving strong rental rate growth and operating efficiencies, while also pursuing select new acquisition opportunities that meet our capital investment criteria. In 2025, the Safe Harbor Sale advanced our strategy of focusing on our core business and enhanced our leverage profile and financial flexibility. Our current objectives include continuing to streamline our operations with an emphasis on our reliable real property income, while also selectively pursuing MH and RV acquisition opportunities. We believe we are positioned for organic growth in 2026 with expected rental rate increases, occupancy gains, and expense management as we focus on increasing long-term value for shareholders.
SIGNIFICANT ACCOUNTING POLICIES
We have identified significant accounting policies that, as a result of the judgments, uncertainties, and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition or results of operations under different conditions or using different assumptions. Details regarding significant accounting policies are described fully in our Annual Report on Form 10-K for the year ended December 31, 2025.
NON-GAAP FINANCIAL MEASURES
In addition to the results reported in accordance with GAAP in our "Results of Operations" below, we have provided information regarding NOI and funds from operations ("FFO") as supplemental performance measures. We believe NOI and FFO are appropriate measures given their wide use by and relevance to investors and analysts following the real estate industry. NOI provides a measure of rental operations and does not factor in depreciation, amortization, and non-property specific expenses such as general and administrative expenses. FFO, reflecting the assumption that real estate values rise or fall with market conditions, principally adjusts for the effects of GAAP depreciation / amortization of real estate assets. In addition, NOI, and FFO are commonly used in various ratios, pricing multiples / yields and returns, and valuation calculations used to measure financial position, performance, and value.
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
Same Property NOI - This is a key management tool used when evaluating the performance and growth of our Same Property portfolio. We define same properties as those we have owned and operated continuously since January 1, 2025. Same properties exclude ground-up development properties, acquired properties, properties classified as discontinued operations, properties impacted by catastrophic weather events, and properties sold after December 31, 2024. The Same Property data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations. Same Property NOI does not include the revenues and expenses related to home sales and ancillary activities at the properties. We believe that Same Property NOI is helpful to investors as a supplemental comparative performance measure of the income generated from the Same Property portfolio from one period to the next. For the UK segment, we present Same Property NOI growth rate information on a constant currency basis to provide a framework for assessing how our underlying properties performed after excluding the effects of changes in exchange rates. We believe that the presentation of UK Same Property NOI on a constant currency basis helps to improve the ability to understand our performance because it excludes the effects of foreign currency volatility which are not indicative of our core operating results in the region.
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
Core FFO - In addition to FFO, we use FFO excluding certain gain and loss items that management considers unrelated to the operational and financial performance of our core business ("Core FFO") to evaluate our performance. These adjustments include acquisition and other transaction costs, gains and losses from the early extinguishment of debt, costs related to catastrophic weather events, net of insurance recoveries, gains and losses on foreign currency exchanges, and other miscellaneous non-comparable items, such as restructuring costs.
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

SUN COMMUNITIES, INC.
RESULTS OF OPERATIONS
The following tables reconcile the Net loss attributable to SUI common shareholders to NOI and summarize our consolidated financial results for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026	2025
Net Loss Attributable to SUI Common Shareholders	$(8.7)	$(42.8)
Interest income	(7.4)	(4.4)
Brokerage commissions and other revenues, net	(1.9)	(1.7)
General and administrative	69.5	57.0
Catastrophic event-related charges, net	0.5	(0.1)
Depreciation and amortization	132.5	123.7
Asset impairments	0.3	24.0
Interest expense	38.4	82.1
(Gain) / loss on foreign currency exchanges	24.5	(8.7)
(Gain) / loss on disposition of properties	(0.2)	1.1
Other (income) / expense, net	3.8	(5.7)
(Gain) / loss on remeasurement of notes receivable	(0.1)	0.2
Income from nonconsolidated affiliates	(6.1)	(3.0)
Gain on remeasurement of investment in nonconsolidated affiliates	(0.2)	—
Current tax expense	1.7	1.9
Deferred tax (benefit) / expense	6.4	(5.2)
Loss from discontinued operations, net	—	18.5
Add: Preferred return to preferred OP units / equity interests	2.7	3.1
Add: Loss attributable to noncontrolling interests	(0.3)	(1.9)
NOI	$255.4	$238.1

	Three Months Ended March 31,
	2026	2025
Real property NOI(1)	$246.9	$226.4
Home sales NOI(1)	11.9	14.6
Ancillary NOI(1)	(3.4)	(2.9)
NOI(1)	$255.4	$238.1
(1) Excludes properties classified as discontinued operations. During the three months ended March 31, 2025, our marina properties generated total NOI of $64.3 million which was recorded within Loss from discontinued operations, net on the Consolidated Statements of Operations. Refer to Note 2, "Discontinued Operations," for additional information.
Seasonality of Revenue
The RV and UK segments are seasonal and the results of operations in any one period may not be indicative of results in future periods.
In the RV segment, certain properties maintain higher occupancy during the summer months, while other properties maintain higher occupancy during the winter months. Based on the location of our properties with transient RV sites, our portfolio generally produces higher revenues between April and September than between October and March. In the UK segment, vacation rental sites generally produce higher revenues between March and October. During the three months ended March 31, 2026, we recognized aggregate Real property - transient revenue from our segments of $31.4 million in the first quarter.
During the year ended December 31, 2025, we recognized Real property - transient revenue as follows:

	Real property - transient revenue (in millions)	During the Three Months Ended
Year		March 31	June 30	September 30	December 31	Total
2025	$282.8	10.8%	28.8%	47.2%	13.2%	100.0%

SUN COMMUNITIES, INC.
Real Property Operations - Total Portfolio
The following tables reflect certain financial and other information for our real estate operations by segment as of and for the three months ended March 31, 2026 and 2025 (in millions, except for statistical information).

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	MH	RV	UK	Total	MH	RV	UK	Total
Revenues
Real property (excluding transient)	$269.3	$81.3	$35.2	$385.8	$248.8	$73.8	$31.3	$353.9
Real property - transient	0.5	28.4	2.5	31.4	0.5	28.1	1.9	30.5
Total operating revenues	269.8	109.7	37.7	417.2	249.3	101.9	33.2	384.4
Expenses
Property operating expenses	84.1	59.0	27.2	170.3	76.8	57.2	24.0	158.0
Real Property NOI	$185.7	$50.7	$10.5	$246.9	$172.5	$44.7	$9.2	$226.4

	As of March 31, 2026				As of March 31, 2025
	MH	RV	UK	Total	MH	RV	UK	Total
Number of Properties	295	166	54	515	284	165	53	502
Sites
Sites(1)	100,830	32,730	17,780	151,340	97,320	31,960	17,510	146,790
Transient sites	N/A	23,820	4,140	27,960	N/A	23,810	4,250	28,060
Total	100,830	56,550	21,920	179,300	97,320	55,770	21,760	174,850
Occupancy	97.1%	100.0%	88.8%	96.8%	97.3%	100.0%	89.8%	97.0%
N/M = Not meaningful. N/A = Not applicable.
(1) MH annual sites included 12,800 and 11,262 rental homes in our rental program as of March 31, 2026 and 2025, respectively. Our gross investment in occupied rental homes at March 31, 2026 was $961.0 million, an increase of 18.3% from $812.1 million at March 31, 2025.
For the three months ended March 31, 2026, the $20.5 million, or 9.1% increase in Real Property NOI as compared to the same period in 2025, consists of an increase of $10.8 million from Same Property MH NOI, an increase of $2.8 million from Same Property RV NOI, an increase of $0.2 million from Same Property UK NOI, and an NOI increase of $6.7 million, net from other recently acquired or developed properties and other items.
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
The following tables reflect certain financial and other information for our Same Property MH and RV portfolios as of and for the three months ended March 31, 2026 and 2025 (in millions, except for statistical information):

	Three Months Ended March 31,
	2026			2025			Total Change	% Change(2)
	MH(1)	RV(1)	Total	MH(1)	RV(1)	Total		MH	RV	Total
Same Property Revenues
Real property (excluding transient)	$243.1	$71.9	$315.0	$227.9	$67.5	$295.4	$19.6	6.7%	6.5%	6.6%
Real property - transient	0.5	25.8	26.3	0.5	26.3	26.8	(0.5)	(0.7)%	(1.7)%	(1.7)%
Total Same Property operating revenues	243.6	97.7	341.3	228.4	93.8	322.2	19.1	6.6%	4.2%	5.9%
Same Property Expenses
Same Property operating expenses(1)(3)	61.0	50.5	111.5	56.6	49.4	106.0	5.5	7.8%	2.3%	5.2%
Real Property NOI(3)	$182.6	$47.2	$229.8	$171.8	$44.4	$216.2	$13.6	6.3%	6.3%	6.3%
(1) We net certain utilities revenues (which include utility reimbursement revenues from residents) against related utility expenses in property operating expenses as follows (in millions):

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	MH	RV	Total	MH	RV	Total
Utility revenue netted against related utility expense	$20.8	$4.6	$25.4	$19.5	$4.3	$23.8
(2) Percentages are calculated based on unrounded numbers.

SUN COMMUNITIES, INC.
(3) Total Same Property operating expenses consist of the following components for the periods shown (in millions), and exclude amounts invested into recently acquired properties to bring them up to our standards.

	Three Months Ended March 31,
	2026	2025	Change	% Change(3)
Payroll and benefits	$31.5	$30.3	$1.2	4.2%
Real estate taxes	26.3	24.2	2.1	8.7%
Supplies and repairs	17.3	15.0	2.3	15.3%
Utilities	15.8	16.1	(0.3)	(2.1)%
Legal, state / local taxes, and insurance	10.1	10.5	(0.4)	(3.5)%
Other	10.5	9.9	0.6	5.6%
Total Same Property Operating Expenses	$111.5	$106.0	$5.5	5.2%

	As of March 31,
	2026		2025
	MH	RV	MH	RV
Number of properties	282	157	282	157
Sites
MH and annual RV sites	97,150	31,040	97,000	30,910
Transient RV sites	N/A	22,210	N/A	22,610
Total	97,150	53,250	97,000	53,520
MH and Annual RV Occupancy
Occupancy(1)	97.7%	100.0%	97.3%	100.0%
Average monthly base rent per site	$762	$697	$724	$673
% change in monthly base rent(2)	5.2%	3.6%	N/A	N/A
Rental Program Statistics included in MH
Number of occupied sites, end of period(3)	12,440	N/A	11,240	N/A
Monthly rent per home and site - MH rental program	$1,401	N/A	$1,362	N/A
% change(3)	2.9%	N/A	N/A	N/A
N/A = Not applicable.
(1) Same Property adjusted blended occupancy for MH and RV combined remained unchanged at 98.7% at March 31, 2026, from 98.7% at March 31, 2025. Same Property blended occupancy for MH and RV was 98.2% at March 31, 2026, up 20 basis points from 98.0% at March 31, 2025.
(2) Calculated using actual results without rounding.
(3) Occupied rental program sites in Same Property are included in total sites.

SUN COMMUNITIES, INC.
Real Property Operations - UK Same Property Portfolio
The following tables reflect certain financial and other information for our Same Property UK portfolio as of and for the three months ended March 31, 2026 and 2025 (in millions, except for statistical information):

	Three Months Ended March 31,
	2026	2025	% Change(2)
Same Property Revenues
Real property (excluding transient)	$28.2	$27.2	3.7%
Real property - transient	2.5	2.0	27.6%
Total Same Property operating revenues	30.7	29.2	5.3%
Same Property Expenses
Same Property operating expenses(3)	20.2	18.9	7.3%
Real Property NOI(1)	$10.5	$10.3	1.6%
(1) Same Property results for our UK properties reflect constant currency for comparative purposes. British pound sterling figures in the prior comparative period have been translated at the average exchange rate of $1.3478 USD per pound sterling during the three months ended March 31, 2026. Prior to constant currency adjustments, UK Same Property NOI increased by 8.1% during the three months ended March 31, 2026.
(2) Percentages are calculated based on unrounded numbers.
(3) We net certain utility revenues (which include utility reimbursement revenues from residents) against related utility expenses in property operating expenses. During the three months ended March 31, 2026 and 2025, we netted utility revenues of $6.3 million and $5.3 million, respectively, against the related utility expenses.

	As of March 31,
	2026	2025
Number of properties	52	52
Sites
UK	17,120	17,070
UK Transient	4,070	4,250
Occupancy(1)	88.9%	89.8%
Average monthly base rent per site	$607	$578
% change in monthly base rent(2)	5.0%	N/A
(1) Adjusting for recently delivered and vacant expansion sites, Same Property adjusted occupancy decreased by 50 basis points year over year, to 89.5% at March 31, 2026, from 90.0% at March 31, 2025.
(2) Calculated using actual results without rounding.
For the three months ended March 31, 2026 and 2025:
•The MH segment increase in NOI of $10.8 million, or 6.3%, when compared to the same period in 2025 is primarily due to an increase in Real property (excluding transient) revenue of $15.2 million, or 6.7% and NOI outperformance in our Rental Program, partially offset by an increase in Same property operating expenses of $4.4 million, or 7.8%. Real property (excluding transient) revenue increased primarily due to a 5.2% increase in monthly base rent and occupancy gains on a year-over-year basis.
•The RV segment increase in NOI of $2.8 million, or 6.3%, when compared to the same period in 2025 is primarily due to an increase in Real property (excluding transient) revenue of $4.4 million, or 6.5%, partially offset by a decrease in Transient revenue of $0.5 million, or 1.7% and an increase in Same property operating expenses of $1.1 million, or 2.3%. The increase in Real property (excluding transient) revenue was primarily due to a 3.6% increase in monthly base rent.
•The UK segment increase in NOI of $0.2 million, or 1.6%, when compared to the same period in 2025 is primarily due to an increase in Real property (excluding transient) revenue of $1.0 million, or 3.7% and an increase in Real property transient revenue of $0.5 million, or 27.6%, partially offset by an increase in Same property operating expenses of $1.3 million, or 7.3%. The increase in Real property revenue was primarily due to a 5.0% increase in monthly base rent per site.

SUN COMMUNITIES, INC.
Home Sales Summary
We sell new and pre-owned homes to current and prospective residents and customers in our communities. This inventory is purchased from manufacturers, lenders, dealers, former residents, or customers.
The following table reflects certain financial and statistical information for our home sales program for the three months ended March 31, 2026 and 2025 (in millions, except for average selling price and statistical information):

	Three Months Ended March 31,
	2026	2025	Change	% Change
North America
Home sales	$26.5	$28.7	$(2.2)	(7.7)%
Home cost and selling expenses	24.9	24.5	0.4	1.6%
NOI	$1.6	$4.2	$(2.6)	(61.9)%
NOI margin %	6.0%	14.6%	(8.6)%
UK
Home sales	$41.6	$38.5	$3.1	8.1%
Home cost and selling expenses	31.3	28.1	3.2	11.4%
NOI	$10.3	$10.4	$(0.1)	(1.0)%
NOI margin %	24.8%	27.0%	(2.2)%
Total
Home sales	$68.1	$67.2	$0.9	1.3%
Home cost and selling expenses	56.2	52.6	3.6	6.8%
NOI	$11.9	$14.6	$(2.7)	(18.5)%
NOI margin %	17.5%	21.7%	(4.2)%
Units Sold:
North America	292	347	(55)	(15.9)%
UK	625	614	11	1.8%
Total home sales	917	961	(44)	(4.6)%
Average Selling Price:
North America	$90,753	$82,709	$8,044	9.7%
UK	$66,560	$62,704	$3,856	6.1%
NOI - North America
For the three months ended March 31, 2026, the 61.9% decrease in NOI was primarily driven by a 15.9% decrease in units sold, primarily driven by fewer available sites in conjunction with reduced expansion and development activity.
NOI - UK
For the three months ended March 31, 2026, the 1.0% decrease in NOI was primarily driven by a 2.2% decrease in NOI margin, driven by an 11.4% increase in home cost and selling expenses due to a change in the mix of homes sold.

SUN COMMUNITIES, INC.
Other Items - Statements of Operations(1)
The following table summarizes other income and expenses for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026	2025	Change	% Change
Revenues
Ancillary, net	$(3.4)	$(2.9)	$(0.5)	17.2%
Interest	$7.4	$4.4	$3.0	68.2%
Brokerage commissions and other, net	$1.9	$1.7	$0.2	11.8%
Expenses
General and administrative expense	$69.5	$57.0	$12.5	21.9%
Catastrophic event-related charges, net	$0.5	$(0.1)	$0.6	N/M
Depreciation and amortization	$132.5	$123.7	$8.8	7.1%
Asset impairments	$0.3	$24.0	$(23.7)	(98.8)%
Interest	$38.4	$82.1	$(43.7)	(53.2)%
Other Items
Gain / (loss) on foreign currency exchanges	$(24.5)	$8.7	$(33.2)	N/M
Gain / (loss) on dispositions of properties	$0.2	$(1.1)	$1.3	N/M
Other income / (expense), net	$(3.8)	$5.7	$(9.5)	(166.7)%
Gain / (loss) on remeasurement of notes receivable	$0.1	$(0.2)	$0.3	N/M
Income from nonconsolidated affiliates	$6.1	$3.0	$3.1	103.3%
Gain on remeasurement of investment in nonconsolidated affiliates	$0.2	$—	$0.2	N/A
Current tax expense	$(1.7)	$(1.9)	$0.2	(10.5)%
Deferred tax benefit / (expense)	$(6.4)	$5.2	$(11.6)	N/M
Loss from discontinued operations, net	$—	$(18.5)	$18.5	(100.0)%
Preferred return to preferred OP units / equity interests	$2.7	$3.1	$(0.4)	(12.9)%
Loss attributable to noncontrolling interests	$(0.3)	$(1.9)	$1.6	N/M
(1)Only items determined by management to be material, of interest, or unique to the periods disclosed above are explained below.
N/M = Percentage change is not meaningful. N/A = Not applicable.
Interest income - for the three months ended March 31, 2026, increased due to interest earned on our increased cash balance from the Safe Harbor Sale.
General and administrative expense - for the three months ended March 31, 2026, increased primarily due to accelerated share-based compensation expense of $8.9 million and severance costs of $5.1 million related to executive leadership transitions in the current period. Refer to Note 9, "Share-Based Compensation," in our accompanying Consolidated Financial Statements for additional information.
Asset impairments - for the three months ended March 31, 2026, decreased due to asset impairment charges of $24.0 million in the prior period related to pre-construction development costs at seven of our MH and RV properties at which the related development projects are no longer probable of being realized. Refer to Note 13, "Fair Value Measurements," in our accompanying Consolidated Financial Statements for additional information.
Interest expense - for the three months ended March 31, 2026, decreased primarily due to the settlement of $3.2 billion in debt obligations in 2025 using proceeds generated from the Safe Harbor Sale.
Gain / (loss) on foreign currency exchanges - for the three months ended March 31, 2026, was a loss of $24.5 million as compared to a gain of $8.7 million, respectively, during the same period in 2025, primarily due to the fluctuation of the U.S. dollar versus the British pound sterling.
Other income / (expense), net - for the three months ended March 31, 2026, was an expense of $3.8 million, as compared to income of $5.7 million during the same period in 2025, primarily due to a long-term lease termination loss in the UK of $12.2 million in the current period, partially offset by a gain on an insurance recovery. Refer to Note 15, "Leases" in our accompanying Consolidated Financial Statements for additional information.
Income from nonconsolidated affiliates - for the three months ended March 31, 2026, was income of $6.1 million, as compared to income of $3.0 million during the same period in 2025, primarily due to increased performance of the Sungenia JV. Refer to Note 6, "Investments in Nonconsolidated Affiliates," in our accompanying Consolidated Financial Statements for additional information.
Deferred tax benefit / (expense) - for the three months ended March 31, 2026, was an expense of $6.4 million, as compared to a benefit of $5.2 million during the same period in 2025, primarily due to fluctuations in interest expense deductions related to our operations in the UK in each period.
Loss from discontinued operations, net - for the three months ended March 31, 2026, was zero, as compared to $18.5 million in the same period in 2025, primarily due to the Safe Harbor Sale in 2025.

SUN COMMUNITIES, INC.
RECONCILIATION OF NET INCOME ATTRIBUTABLE TO SUI COMMON SHAREHOLDERS TO FFO
The following table reconciles Net loss attributable to SUI common shareholders to FFO for the three months ended March 31, 2026 and 2025 (in millions, except for per share amounts):

	Three Months Ended March 31,
	2026	2025
Net Loss Attributable to SUI Common Shareholders	$(8.7)	$(42.8)
Adjustments
Depreciation and amortization - continuing operations	129.9	122.6
Depreciation and amortization - discontinued operations	—	36.4
Depreciation on nonconsolidated affiliates	0.3	0.2
Asset impairments - continuing operations	0.3	24.0
Asset impairments - discontinued operations	—	2.1
Gain on remeasurement of investment in nonconsolidated affiliates	(0.2)	—
(Gain) / loss on remeasurement of notes receivable	(0.1)	0.2
(Gain) / loss on dispositions of properties, including tax effect - continuing operations	(0.2)	1.1
Add: Returns on preferred OP units / equity interests	2.7	3.1
Add: Loss attributable to noncontrolling interests	(0.3)	(1.9)
Gain on disposition of assets, net	(2.1)	(3.9)
FFO Attributable to SUI Common Shareholders and Convertible Securities(1)(5)(6)	121.6	141.1
Adjustments
Acquisition and other transaction costs - continuing operations(2)	2.2	9.5
Acquisition and other transaction costs - discontinued operations(2)	—	14.6
Catastrophic event-related charges, net - continuing operations	0.5	(0.1)
Loss of earnings - catastrophic event-related charges, net(3)	3.2	4.0
Accelerated deferred compensation amortization	8.9	1.2
(Gain) / loss on foreign currency exchanges	24.5	(8.7)
Deferred tax (benefit) / expense	6.4	(5.2)
Long term lease termination losses	12.4	0.2
Other adjustments, net - continuing operations(4)	(0.6)	(4.1)
Other adjustments, net - discontinued operations(4)	—	14.6
Core FFO Attributable to SUI Common Shareholders and Convertible Securities(1)(5)(6)	$179.1	$167.1

Weighted Average Common Shares and OP Units Outstanding(1)	127.6	132.2
FFO Attributable to SUI Common Shareholders and Convertible Securities(1)(5)(6)	$0.95	$1.07
Core FFO Attributable to SUI Common Shareholders and Convertible Securities(1)(5)(6)	$1.40	$1.26
(1)Assumes full conversion of all equity participating units, including common and preferred OP units, into our common stock, and has no material impact on previously reported results.
(2)These costs represent (i) nonrecurring integration expenses associated with acquisitions during the three months ended March 31, 2026 and 2025, (ii) costs associated with potential acquisitions that will not close, (iii) expenses incurred to bring recently acquired properties up to our operating standards, including items such as tree trimming and painting costs that do not meet our capitalization policy. Acquisition and other transaction costs - discontinued operations primarily represent non-recurring costs directly attributable to the Safe Harbor Sale.
(3)Loss of earnings - catastrophic event-related charges, net include the following:

	Three Months Ended March 31,
	2026	2025
Hurricane Ian - Estimated loss of earnings in excess of the applicable business interruption deductible	$—	$3.8
Hurricane Ian - Recognition of deferred lump sum insurance settlement	3.2	—
Hurricane Helene - Estimated loss of earnings in excess of the applicable business interruption deductible, net	—	0.2
Loss of earnings - catastrophic event-related charges, net	$3.2	$4.0
During the year ended December 31, 2025, we received a settlement of $80.2 million from an insurance provider to settle all claims related to property, casualty, flood, and business interruption insurance recoveries from Hurricane Ian. We concluded that $36.5 million of the total settlement pertained to business interruption recoveries through 2027, which we recorded as a contingent gain per ASC 450. To better reflect the underlying economics of the transaction, we have elected to defer the business interruption recovery gain and recognize income ratably through 2027 for our presentation of Core FFO.
(4)Other adjustments, net - continuing operations relates primarily to severance costs and an insurance recovery gain during the three months ended March 31, 2026, and Other adjustments, net - discontinued operations relates primarily to a contingent consideration expense during the three months ended March 31, 2025.
(5)FFO and Core FFO includes discontinued operations activity of $20.0 million or $0.15 per Share, and $49.2 million or $0.37 per Share, respectively, during the three months ended March 31, 2025.

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
We employ a disciplined approach to selecting the optimal mix of financing sources to meet our liquidity demands and minimize our overall cost of capital. Our strategy centers on strengthening our core business, enhancing our leverage profile, and increasing financial flexibility. We continue to implement a balanced, tax-efficient capital allocation plan designed to optimize shareholder value by reducing leverage, enhancing financial flexibility to drive sustainable cash flow growth, and executing on a thoughtful capital return strategy. We intend to maintain our strong financial position and lower leverage profile by focusing on our core fundamentals, which are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and managing overhead costs.
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
Through March 31, 2026, we initiated the following capital allocation decisions:
•Repurchased 0.5 million shares of our common stock at an average cost of $126.45 per share for a total of $60.1 million.
•Targeted reinvestment in strategic growth by acquiring one MH property and one UK property for total cash consideration of $27.6 million, which was partially sourced from 1031 exchange escrow accounts to minimize tax impacts.
Subject to market conditions, we intend to selectively identify opportunities to acquire existing properties and expand our development pipeline. We finance acquisitions through available cash, secured financing, draws on our Senior Credit Facility, the assumption of existing debt on properties, and the issuance of debt and equity securities. As of March 31, 2026, we had allocated restricted cash of $9.6 million into 1031 exchange escrow accounts to fund potential future MH and RV acquisitions. Given the higher interest rate environment, we continue to selectively pursue acquisition and development opportunities that meet our underwriting criteria. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional details on acquisitions and dispositions completed to date.
Capital Expenditures (excluding Acquisition Costs)
Our capital expenditure activity is summarized as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Recurring Capital Expenditures	$14.1	$13.6
Non-Recurring Capital Expenditures and Related Activities
Lot modifications	8.6	8.8
Growth projects	3.1	5.6
Rebranding	—	0.3
Capital improvements to recent acquisitions	3.7	3.9
Expansion and development	17.2	23.0
Rental program	54.4	51.4
Other	5.9	3.3
Total Non-Recurring Capital Expenditure and Related Activities	92.9	96.3
Total Capital Expenditure and Related Activities	$107.0	$109.9
Refer to the "Liquidity and Capital Resources" section in Part II, Item 7 of our 2025 Annual Report for capital expenditure activity definitions and additional information.

SUN COMMUNITIES, INC.
Cash Flow Activities
Our cash flow activities are summarized as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Net Cash Provided By Operating Activities	$269.3	$139.3
Net Cash Provided By / (Used For) Investing Activities	$(140.2)	$19.6
Net Cash Used For Financing Activities	$(267.3)	$(119.0)
Cash, cash equivalents and restricted cash decreased by $139.1 million from $636.1 million as of December 31, 2025, to $497.0 million as of March 31, 2026.
Operating activities - Net cash provided by operating activities increased by $130.0 million to $269.3 million for the three months ended March 31, 2026, compared to $139.3 million for the three months ended March 31, 2025. The increase in operating cash flow was primarily due to growth in Same Property operating performance at our MH, RV, and UK properties and beneficial changes in accounts payable and other liabilities during the three months ended March 31, 2026 as compared to the corresponding period in 2025.
Our net cash flows provided by operating activities may be adversely impacted by, among other things:
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
See "Risk Factors" in Part I, Item 1A of our 2025 Annual Report.
Investing activities - Net cash used for investing activities was $140.2 million for the three months ended March 31, 2026, compared to net cash provided by investing activities of $19.6 million for the three months ended March 31, 2025. The change in Net cash provided by / (used for) investing activities was primarily driven by an increase in cash deployed to acquire new properties and a decrease in cash proceeds received from disposition activity during the three months ended March 31, 2026 as compared to the corresponding period in 2025.
Financing activities - Net cash used for financing activities increased by $148.3 million to $267.3 million for the three months ended March 31, 2026, compared to $119.0 million for the three months ended March 31, 2025. The increase in Net cash used for financing activities was primarily driven by an increase in cash deployed to repurchase shares of our common stock and an increase in cash redemptions for our preferred OP units during the three months ended March 31, 2026 as compared to the corresponding period in 2025. Refer to Note 8, "Equity and Temporary Equity," in our accompanying Consolidated Financial Statements for additional information.
We are exposed to interest rate variability associated with potential floating rate debt and any maturing debt that has to be refinanced. Interest rate movements impact our borrowing costs and, while as of March 31, 2026, 100% of our total debt was fixed rate financing, increases in interest costs have the potential to adversely affect our financial results.
Equity and Debt Activity
At the Market Offering Sales Agreement
We have entered into the ATM program with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock. Through March 31, 2026, we had entered into and settled forward sales agreements under the ATM for an aggregate gross sales price of $524.8 million, leaving $725.2 million available for sale under the ATM.
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

SUN COMMUNITIES, INC.
All repurchased shares are retired and returned to authorized but unissued status upon settlement. Through March 31, 2026, we repurchased and retired 4.8 million shares of our outstanding common stock for $599.2 million. As of March 31, 2026, we had $400.8 million remaining authorized for purchase under this program.
Senior Unsecured Notes
The following table sets forth certain information regarding our senior unsecured notes (in millions, except for statistical information). All senior unsecured notes include interest payments on a semi-annual basis in arrears.

		Carrying Amount at
	Principal Amount	March 31, 2026	December 31, 2025
4.2% notes, issued in April 2022 and due in April 2032	$600.0	$594.3	$594.1
2.3% notes, issued in October 2021 and due in November 2028	450.0	448.2	448.1
2.7% notes, issued in June 2021 and October 2021, and due in July 2031	750.0	744.6	744.3
Total	$1,800.0	$1,787.1	$1,786.5
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
Credit Agreement
In September 2025, we entered into the Credit Agreement. Pursuant to the Credit Agreement, we may borrow up to $2.0 billion under a Senior Credit Facility. The Credit Agreement also permits, subject to the satisfaction of certain conditions, additional borrowings of $1.0 billion. The Senior Credit Facility's maturity date is January 31, 2030, and, at our option, may be extended for two additional six-month periods subject to the satisfaction of certain conditions. As of March 31, 2026, there were no borrowings under the Senior Credit Facility.
Refer to Note 7, "Debt and Line of Credit," for additional information.
Financial Covenants
Pursuant to the terms of the Senior Credit Facility, we are subject to various financial and other covenants. The most restrictive financial covenants for the Senior Credit Facility are as follows:

Covenant	Requirement	As of March 31, 2026
Maximum leverage ratio	<65.0%	18.8%
Minimum fixed charge coverage ratio	>1.40	4.43
Maximum secured leverage ratio	<40.0%	10.1%
In addition, we are required to maintain the following covenants with respect to the senior unsecured notes payable:

Covenant	Requirement	As of March 31, 2026
Total debt to total assets	≤60.0%	27.0%
Secured debt to total assets	≤40.0%	15.6%
Consolidated income available for debt service to debt service	≥1.50	7.14
Unencumbered total asset value to total unsecured debt	≥150.0%	693.3%
As of March 31, 2026, we were in compliance with the above covenants and do not anticipate that we will be unable to meet these covenants in the near term.

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
As of March 31, 2026 we had unrestricted cash on hand of $482.4 million, $2.0 billion of remaining capacity on the Senior Credit Facility, and a total of 405 unencumbered MH, RV, and UK properties.
From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, issue unsecured notes, obtain other debt financing, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the MH and RV industries at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those markets could make borrowing more difficult to secure, more expensive, or effectively unavailable. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing unsecured debt as maturities become due. See "Risk Factors" in Part I, Item 1A of our 2025 Annual Report. If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.
As of March 31, 2026, our debt has a weighted average interest rate of 3.37% and a weighted average maturity of 6.8 years.
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
GTSC - GTSC maintains a warehouse line of credit with a maximum borrowing capacity of $275.0 million. As of March 31, 2026 and December 31, 2025, the aggregate carrying amount of debt, including both our and our partner's share, incurred by GTSC was $208.8 million (of which our proportionate share is $83.5 million), and $213.0 million (of which our proportionate share is $85.2 million), respectively. The debt bears interest at a variable rate based on a Commercial Paper or adjusted SOFR plus a margin ranging from 1.65% to 2.5% per annum and matures on December 15, 2026.
Sungenia JV - Sungenia maintains a debt facility agreement with a maximum borrowing capacity of $54.1 million Australian dollars, or $37.9 million converted at the March 31, 2026 exchange rate. As of March 31, 2026 and December 31, 2025, the aggregate carrying amount of the debt, including both our and our partners' share, incurred by Sungenia JV was $21.9 million (of which our proportionate share is approximately $11.0 million), and $20.8 million (of which our proportionate share is $10.4 million), respectively. The debt bears interest at a variable rate based on the Australian BBSY rate plus a margin ranging from 0.95% to 1.4%, subject to adjustment for additional future commitments, per annum and matures on June 30, 2027.

SUN COMMUNITIES, INC.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains various "forward-looking statements" within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act, and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this document that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events, or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as "forecasts," "intend," "goal," "estimate," "expect," "project," "projections," "plans," "predicts," "potential," "seeks," "anticipates," "should," "could," "may," "will," "designed to," "foreseeable future," "believe," "scheduled," "guidance," "target," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks, uncertainties, and other factors, both general and specific to the matters discussed in this document, some of which are beyond our control. These risks, uncertainties, and other factors may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under "Risk Factors" in our 2025 Annual Report, and in our other filings with the SEC, from time to time, such risks, uncertainties and other factors include, but are not limited to:

∙	Our liquidity and refinancing demands;
∙	Our ability to obtain or refinance maturing debt;
∙	Our ability to maintain compliance with covenants contained in our debt facilities and our unsecured notes;
∙	Availability of capital;
∙	General volatility of the capital markets and the market price of shares of our capital stock;
∙	Increases in interest rates and operating costs, including insurance premiums, real estate taxes, and utilities;
∙	Difficulties in our ability to evaluate, finance, complete, and integrate acquisitions, developments, and expansions successfully;
∙	Competitive market forces;
∙	The ability of purchasers of manufactured homes to obtain financing;
∙	The level of repossessions of manufactured homes;
∙	Our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
∙	Expectations regarding the amount or frequency of impairment losses;
∙	Changes in general economic conditions, including inflation, deflation, energy costs, the real estate industry, the effects of tariffs or threats of tariffs, wars or other international conflicts, trade wars, immigration issues, supply chain disruptions, and the markets within which we operate;
∙	Changes in foreign currency exchange rates, including between the U.S. dollar and each of the British pound sterling, Canadian dollar, and Australian dollar;
∙	Our ability to maintain our status as a REIT;
∙	Changes in real estate and zoning laws and regulations;
∙	Our ability to maintain rental rates and occupancy levels;
∙	Legislative or regulatory changes, including changes to laws governing the taxation of REITs;
∙	Outbreaks of disease and related restrictions on business operations;
∙	Risks related to natural disasters such as hurricanes, earthquakes, floods, droughts, and wildfires; and
∙	Litigation, judgments or settlements, including costs associated with prosecuting or defending claims and any adverse outcomes.
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
Interest Rate Risk
Our principal market risk exposure is interest rate risk. We mitigate this risk by maintaining prudent amounts of leverage, minimizing capital costs, and interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures, which include the periodic use of derivatives. Our primary strategy in entering into derivative contracts is to minimize the variability that interest rate changes could have on our future cash flows. From time to time, we employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt. We do not enter into derivative instruments for speculative purposes. As of March 31, 2026, all of our outstanding debt obligations bore interest at fixed rates, which minimizes the impact of interest rate variability on our results of operations and cash flows in the near term. Additionally, we have exposure to long-term interest rates, which could affect the cost of refinancing existing debt or incurring additional debt in the future.
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
At March 31, 2026 and December 31, 2025, our shareholder's equity included $0.9 billion and $1.0 billion from our investments and operations in the United Kingdom, Canada, and Australia which collectively represented 13.6% and 14.4% of total shareholder's equity, respectively. Based on our sensitivity analysis, a 10.0% strengthening of the U.S. dollar against the pound sterling, Canadian dollar, and Australian dollar would have caused a reduction of $93.2 million and $101.6 million to our total shareholder's equity at March 31, 2026 and December 31, 2025, respectively.
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
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COMMUNITIES, INC.
PART II – OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Legal Proceedings
We are involved in various legal proceedings. Refer to "Legal Proceedings - Class Action Litigation" and "Other Legal Proceedings" in Part I - Item 1 - Note 14, "Commitments and Contingencies," in our accompanying Notes to the Consolidated Financial Statements.
Environmental Matters
Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed an applied threshold not to exceed $1.0 million. Applying this threshold, there are no environmental matters to disclose for the three months ended March 31, 2026.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part 1, Item 1A., "Risk Factors," in our 2025 Annual Report, which could materially affect our business, financial condition, or future results. There have been no material changes to the disclosure on these matters as set forth in such report.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Holders of our OP units have converted the following units during the three months ended March 31, 2026:

		Three Months Ended March 31,
		2026
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)
Common OP units	1.0000	108,080	108,080
Series A-1 preferred OP units	2.4390	15,577	37,987
Series C preferred OP units	1.1100	733	813
Series J preferred OP units	0.6061	750	454
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.
All of the securities described above were issued in private placements in reliance on Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.
Purchases of Equity Securities
The following table summarizes our common stock repurchases during the three months ended March 31, 2026 (in millions, except for number of shares and per share amounts):

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(2)
January 1, 2026 - January 31, 2026	299,857	$124.76	299,857	$423.5
February 1, 2026 - February 28, 2026	181,875	$128.27	175,190	$401.1
March 1, 2026 - March 31, 2026	40,808	$140.28	100	$400.8
Total	522,540		475,147
(1) During the three months ended March 31, 2026, we withheld 47,393 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.
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
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2026, none of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

SUN COMMUNITIES, INC.
ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Sun Communities, Inc. Articles of Restatement	Incorporated by reference to Exhibit 3.1 to Sun Communities, Inc.'s Annual Report on Form 10-K filed on February 22, 2018
3.2	Sun Communities, Inc. Articles of Amendment effective May 18, 2023	Incorporated by reference to Exhibit 3.1 to Sun Communities, Inc.'s Current Report on Form 8-K filed on May 19, 2023
3.3	Fifth Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to Sun Communities, Inc.'s Current Report on Form 8-K filed on May 15, 2025
10.1#	Amended and Restated Employment Agreement dated March 9, 2026 by and among Sun Communities, Inc., Sun Communities Operating Limited Partnership and John B. McLaren	Incorporated by reference to Exhibit 10.1 to Sun Communities, Inc.'s Current Report on Form 8-K filed on March 9, 2026
10.2#	Amended and Restated Transition Services Agreement dated effective February 4, 2026 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Fernando Castro-Caratini	Incorporated by reference to Exhibit 10.1 to Sun Communities, Inc.'s Current Report on Form 8-K filed on February 10, 2026
10.3#	Form of Restricted Stock Agreement for Executives	Filed herewith
22.1	List of issuers of guaranteed securities	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	Filed herewith
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

Items 3 and 4 are not applicable and have been omitted.

SUN COMMUNITIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 28, 2026	By:	/s/ Brian Loftus
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)