Form 10-Q
period 2026-06-30
SUN COMMUNITIES INC
filed 2026-07-28
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of Common Stock, $0.01 par value per share, outstanding as of July 21, 2026: 121,800,957

SUN COMMUNITIES, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for per share amounts) (Unaudited)

	June 30, 2026	December 31, 2025
Assets
Land	$1,793.8	$1,810.5
Land improvements and buildings	8,733.9	8,699.2
Rental homes and improvements	998.3	940.2
Furniture, fixtures and equipment	687.2	674.3
Investment property	12,213.2	12,124.2
Accumulated depreciation	(3,702.0)	(3,505.7)
Investment property, net	8,511.2	8,618.5
Cash, cash equivalents and restricted cash	165.2	606.7
Inventory of manufactured homes	75.7	84.7
Notes and other receivables, net (includes $201.4 and $183.7 at fair value, respectively, see Note 4)	282.4	262.9
Collateralized receivables, net	39.2	43.2
Goodwill	9.5	9.5
Other intangible assets, net (see Note 5)	34.0	36.7
Other assets, net	303.7	309.2
Assets held for sale and discontinued operations, net (see Note 2)	1,446.7	2,551.5
Total Assets	$10,867.6	$12,522.9
Liabilities
Mortgage loans payable (see Note 7)	$2,225.3	$2,429.0
Secured borrowings on collateralized receivables	39.2	43.2
Unsecured debt (see Note 7)	1,787.7	1,786.5
Distributions payable	139.9	131.1
Advanced reservation deposits and rent	199.9	125.9
Accrued expenses and accounts payable	193.3	178.3
Other liabilities	75.8	73.2
Liabilities held for sale and discontinued operations, net (see Note 2)	428.9	427.2
Total Liabilities	5,090.0	5,194.4
Commitments and contingencies (see Note 14)
Temporary equity (see Note 8)	184.0	255.7
Shareholders' Equity
Common stock, $0.01 par value. Authorized: 360.0 shares; Issued and outstanding: 122.5 shares at June 30, 2026 and 123.5 shares at December 31, 2025	1.2	1.2
Additional paid-in capital	9,487.5	9,563.1
Accumulated other comprehensive income	2.4	26.5
Distributions in excess of accumulated earnings	(3,971.7)	(2,634.7)
Total SUI Shareholders' Equity	5,519.4	6,956.1
Noncontrolling interests	74.2	116.7
Total Shareholders' Equity	5,593.6	7,072.8
Total Liabilities, Temporary Equity and Shareholders' Equity	$10,867.6	$12,522.9
See accompanying Notes to Condensed Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Real property	$422.7	$398.9	$802.2	$750.1
Home sales	27.8	41.8	54.3	70.5
Ancillary	24.6	25.5	33.1	33.8
Interest	6.2	16.4	13.4	20.8
Brokerage commissions and other, net	3.3	13.3	5.0	14.9
Total Revenues	484.6	495.9	908.0	890.1
Expenses
Property operating and maintenance	134.5	131.0	250.3	240.1
Real estate tax	27.6	26.5	54.9	51.3
Home costs and selling	24.5	35.0	49.4	59.5
Ancillary	17.2	18.1	26.3	26.8
General and administrative	49.9	50.6	108.5	97.6
Catastrophic event-related charges, net (see Note 14)	0.8	0.4	1.3	0.3
Depreciation and amortization	123.9	117.3	245.3	232.0
Asset impairments (see Note 13)	17.9	33.4	18.2	57.4
Loss on extinguishment of debt	—	102.4	—	102.4
Interest	38.1	54.4	76.5	132.9
Total Expenses	434.4	569.1	830.7	1,000.3
Income / (Loss) Before Other Items	50.2	(73.2)	77.3	(110.2)
Gain / (loss) on foreign currency exchanges	13.3	39.4	(10.6)	48.1
Loss on dispositions of properties, net (see Note 3)	(22.0)	(1.3)	(20.9)	(2.1)
Other income / (expense), net	(0.1)	6.9	8.4	12.6
Loss on remeasurement of notes receivable (see Note 4)	(2.9)	(1.4)	(2.8)	(1.6)
Income from nonconsolidated affiliates (see Note 6)	6.1	3.8	12.2	6.8
Loss on remeasurement of investment in nonconsolidated affiliates	(1.7)	(1.5)	(1.5)	(1.5)
Current tax expense	(0.6)	(2.6)	(1.5)	(3.8)
Deferred tax benefit / (expense)	—	(0.1)	0.1	—
Net Income / (Loss) from Continuing Operations	42.3	(30.0)	60.7	(51.7)
Income / (loss) from discontinued operations, net (see Note 2)	(1,067.2)	1,360.3	(1,091.9)	1,340.4
Net Income / (Loss)	(1,024.9)	1,330.3	(1,031.2)	1,288.7
Less: Preferred return to preferred OP units / equity interests	2.5	3.2	5.2	6.3
Less: Income / (loss) attributable to noncontrolling interests	(34.7)	53.5	(35.0)	51.6
Net Income / (Loss) Attributable to SUI Common Shareholders	$(992.7)	$1,273.6	$(1,001.4)	$1,230.8

Weighted average common shares outstanding - basic	122.5	126.4	122.6	126.5
Weighted average common shares outstanding - diluted	127.0	126.4	127.4	126.5

Basic earnings / (loss) per share from continuing operations (see Note 11)	$0.65	$(0.74)	$0.78	$(0.92)
Basic earnings / (loss) per share from discontinued operations (see Note 11)	(8.71)	10.76	(8.91)	10.60
Basic earnings / (loss) per share (see Note 11)	$(8.06)	$10.02	$(8.13)	$9.68

Diluted earnings / (loss) per share from continuing operations (see Note 11)	$0.32	$(0.74)	$0.47	$(0.92)
Diluted earnings / (loss) per share from discontinued operations (see Note 11)	(8.40)	10.76	(8.57)	10.60
Diluted earnings / (loss) per share (see Note 11)	$(8.08)	$10.02	$(8.10)	$9.68
See accompanying Notes to Condensed Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
(In millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income / (Loss)	$(1,024.9)	$1,330.3	$(1,031.2)	$1,288.7
Foreign Currency Translation
Net foreign currency translation gains / (losses)	(9.1)	59.4	(20.4)	67.6
Cash Flow Hedges
Change in unrealized gain / (loss) on interest rate derivatives	—	0.2	—	(3.6)
Less: Interest rate derivative gain reclassified to earnings	(0.9)	(9.7)	(3.5)	(13.3)
Net unrealized loss on interest rate derivatives	(0.9)	(9.5)	(3.5)	(16.9)
Total Comprehensive Income / (Loss)	(1,034.9)	1,380.2	(1,055.1)	1,339.4
Less: Comprehensive income / (loss) attributable to noncontrolling interests	(35.3)	52.6	(34.8)	50.2
Comprehensive Income / (Loss) Attributable to SUI	$(999.6)	$1,327.6	$(1,020.3)	$1,289.2
See accompanying Notes to Condensed Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions) (Unaudited)

			Shareholders' Equity
	Temporary Equity	Common Stock (Shares)	Common Stock ($Value)	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Distributions in Excess of Accumulated Earnings	Noncontrolling Interests	Total Shareholders' Equity	Total Equity
Balance at December 31, 2025	$255.7	123.5	$1.2	$9,563.1	$26.5	$(2,634.7)	$116.7	$7,072.8	$7,328.5
Issuance of common stock, common OP units, and other securities, net	—	0.2	—	—	—	—	—	—	—
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.1)	—	(6.9)	—	—	—	(6.9)	(6.9)
Common stock repurchased	—	(0.4)	—	(36.9)	—	(23.2)	—	(60.1)	(60.1)
Conversions	—	0.1	—	4.2	—	—	(4.2)	—	—
Share-based compensation - amortization and forfeitures	—	—	—	16.3	—	0.1	—	16.4	16.4
Redemptions	(57.5)	—	—	3.3	—	—	—	3.3	(54.2)
Other comprehensive income / (loss)	—	—	—	—	(14.7)	—	0.8	(13.9)	(13.9)
Net income / (loss)	0.1	—	—	—	—	(6.0)	(0.4)	(6.4)	(6.3)
Distributions	(2.1)	—	—	—	—	(138.2)	(3.5)	(141.7)	(143.8)
OP units accretion	0.6	—	—	—	—	(0.6)	—	(0.6)	—
Balance at March 31, 2026	$196.8	123.3	$1.2	$9,543.1	$11.8	$(2,802.6)	$109.4	$6,862.9	$7,059.7
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	—	—	(3.1)	—	—	—	(3.1)	(3.1)
Common stock repurchased	—	(1.0)	—	(69.7)	—	(41.4)	—	(111.1)	(111.1)
Conversions	—	0.2	—	4.6	—	—	(4.6)	—	—
Sale of consolidated affiliates	—	—	—	—	—	—	(0.8)	(0.8)	(0.8)
Share-based compensation - amortization and forfeitures	—	—	—	12.6	—	0.1	—	12.7	12.7
Redemptions	(2.6)	—	—	—	—	—	—	—	(2.6)
Other comprehensive loss	—	—	—	—	(9.4)	—	(0.6)	(10.0)	(10.0)
Net loss	(9.1)	—	—	—	—	(990.2)	(25.6)	(1,015.8)	(1,024.9)
Distributions	(1.6)	—	—	—	—	(137.1)	(3.6)	(140.7)	(142.3)
OP units accretion	0.5	—	—	—	—	(0.5)	—	(0.5)	—
Balance at June 30, 2026	$184.0	122.5	$1.2	$9,487.5	$2.4	$(3,971.7)	$74.2	$5,593.6	$5,777.6

SUN COMMUNITIES, INC.

			Shareholders' Equity
	Temporary Equity	Common Stock (Shares)	Common Stock ($Value)	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (loss)	Distributions in Excess of Accumulated Earnings	Noncontrolling Interests	Total Shareholders' Equity	Total Equity
Balance at December 31, 2024	$259.8	127.4	$1.3	$9,864.2	$(7.9)	$(2,775.9)	$111.1	$7,192.8	$7,452.6
Issuance of common stock, common OP units, and other securities, net	3.4	0.3	—	(0.1)	—	—	—	(0.1)	3.3
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.1)	—	(8.4)	—	—	—	(8.4)	(8.4)
Conversions	—	—	—	1.2	—	—	(1.2)	—	—
Share-based compensation - amortization and forfeitures	—	—	—	10.9	—	0.1	—	11.0	11.0
Redemptions	(19.6)	—	—	(2.4)	—	—	—	(2.4)	(22.0)
Other comprehensive income / (loss)	—	—	—	—	1.3	—	(0.5)	0.8	0.8
Net loss	(0.4)	—	—	—	—	(39.7)	(1.5)	(41.2)	(41.6)
Distributions	(2.2)	—	—	—	—	(119.9)	(3.4)	(123.3)	(125.5)
OP units accretion	3.3	—	—	—	—	(3.3)	—	(3.3)	—
Balance at March 31, 2025	$244.3	127.6	$1.3	$9,865.4	$(6.6)	$(2,938.7)	$104.5	$7,025.9	$7,270.2
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.2)	—	(0.6)	—	—	—	(0.6)	(0.6)
Common stock repurchased	—	(1.6)	—	(126.8)	—	(76.0)	—	(202.8)	(202.8)
Conversions	—	0.1	—	1.5	—	—	(1.5)	—	—
Share-based compensation - amortization and forfeitures	—	—	—	5.2	—	0.5	—	5.7	5.7
Redemptions	(2.0)	—	—	—	—	—	—	—	(2.0)
Other comprehensive income / (loss)	—	—	—	—	50.8	—	(0.9)	49.9	49.9
Net income	16.2	—	—	—	—	1,276.7	37.4	1,314.1	1,330.3
Distributions	(2.4)	—	—	—	—	(641.0)	(15.2)	(656.2)	(658.6)
OP units accretion	1.8	—	—	—	—	(1.8)	—	(1.8)	—
Balance at June 30, 2025	$257.9	125.9	$1.3	$9,744.7	$44.2	$(2,380.3)	$124.3	$7,534.2	$7,792.1
See accompanying Notes to Condensed Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net cash provided by operating activities - continuing operations	$471.2	$396.2
Net cash provided by operating activities - discontinued operations	64.0	103.7
Net Cash Provided By Operating Activities	535.2	499.9
Investing Activities
Investment in properties	(173.0)	(179.4)
Acquisitions, net of cash acquired	(21.4)	(1.0)
Proceeds from disposition of assets and depreciated homes, net	4.6	10.3
Proceeds related to disposition of properties	—	124.4
Repayments of notes and other receivables	1.5	37.6
Distributions of capital from nonconsolidated affiliates	5.8	8.9
Other investing activities	2.8	(1.5)
Net cash used for investing activities - continuing operations	(179.7)	(0.7)
Net cash provided by / (used for) investing activities - discontinued operations	(73.0)	5,317.2
Net Cash Used For Investing Activities	(252.7)	5,316.5
Financing Activities
Issuance and costs of common stock, OP units and preferred OP units, net	—	(0.1)
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock	(7.4)	(5.6)
Repurchases of common stock	(171.2)	(202.8)
Redemptions of preferred OP units	(56.8)	(2.0)
Borrowings on lines of credit	—	624.5
Payments on lines of credit	—	(2,106.5)
Payments on other debt	(203.0)	(1,772.2)
Distributions	(277.4)	(772.9)
Net capital transfer from / (to) consolidated affiliates	(16.2)	5,230.8
Net cash provided by / (used for) financing activities - continuing operations	(732.0)	993.2
Net cash provided by / (used for) financing activities - discontinued operations	13.5	(5,408.4)
Net Cash Used For Financing Activities	(718.5)	(4,415.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.4)	2.1
Net change in cash, cash equivalents and restricted cash	(437.4)	1,403.3
Cash, cash equivalents and restricted cash, beginning of period	636.1	63.9
Cash, cash equivalents and restricted cash, end of period	198.7	1,467.2
Less: Cash, cash equivalents and restricted cash - discontinued operations	(33.5)	(28.8)
Cash, Cash Equivalents and Restricted Cash - Continuing Operations	$165.2	$1,438.4

	Six Months Ended June 30,
	2026	2025
Supplemental Information
Cash paid for interest (net of capitalized interest of $0.3 and $2.7, respectively)	$75.7	$18.9
Cash paid for income taxes	$5.8	$1.2
Noncash Investing and Financing Activities
Reduction in secured borrowing balance	$3.4	$4.1
Change in distributions declared and outstanding	$8.8	$11.2
Conversion of common and preferred OP units	$8.8	$2.7
Reduction in note receivable balance in exchange for redemption of preferred OP units	$—	$23.8
See accompanying Notes to Condensed Consolidated Financial Statements.

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
We have elected to be taxed as a real estate investment trust ("REIT") pursuant to Section 856(c) of the Internal Revenue Code of 1986, as amended ("Code"). We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT during the three and six months ended June 30, 2026.
We follow accounting standards set by the Financial Accounting Standards Board ("FASB"). FASB establishes accounting principles generally accepted in the United States of America ("GAAP"), which we follow to ensure that we consistently report our financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification ("ASC"). These unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information and in accordance with GAAP. We present interim disclosures and certain information and footnote disclosures as required by SEC rules and regulations. Accordingly, the unaudited Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of the interim financial statements. All significant intercompany transactions have been eliminated in consolidation.
The results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on February 25, 2026 (our "2025 Annual Report"). These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our 2025 Annual Report.
Real Estate Held for Sale and Discontinued Operations
We classify real estate assets or businesses as held for sale after an active program to sell an asset has commenced and when the sale is probable. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Assets or businesses classified as held for sale are recorded at the lower of the respective carrying amount and estimated fair value less costs to sell. When the carrying amount of the assets or business exceed the estimated fair value less costs to sell, a loss is recognized and updated each reporting period, as appropriate. We present businesses or components whose disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results as discontinued operations when the components meet the criteria for held for sale, are sold, or spun-off under ASC 205-20, "Presentation of Financial Statements: Discontinued Operations."
In May 2026, we entered into a definitive agreement to sell all of the outstanding equity of our UK subsidiaries to Panther Bidco Limited (the "Park Holidays Sale") for a base consideration amount of £785.7 million (or approximately $1.04 billion). The transaction consideration will be payable in cash and is subject to certain customary locked box adjustments, inclusive of the cash profits of Park Holidays up to the completion of the transaction. The Park Holidays Sale represents the expected disposition of our UK business and a strategic shift in operations. Accordingly, the results of the UK business and assets and liabilities included in the disposition are presented as held for sale and as discontinued operations for all periods presented herein. Certain reclassifications have been made to prior period financial statements and related notes in order to conform to current period presentation.
In February 2025, we entered into a definitive agreement to sell our former Safe Harbor Marinas, LLC subsidiary ("Safe Harbor") for an aggregate purchase price of approximately $5.65 billion, subject to certain adjustments (the "Safe Harbor Sale"). The Safe Harbor Sale represented the sale of our former marina business and a strategic shift in operations. Accordingly, the results of the Safe Harbor business have been reflected as discontinued operations on our Condensed Consolidated Statements of Operations through the final transaction closing date of August 29, 2025.
Unless otherwise noted, the information disclosed in Note 3 through Note 17 refer only to our continuing operations and do not include discussion of balances or activity related to the UK and Safe Harbor businesses, which are each included within discontinued operations. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," for additional information.

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Reportable Segments
As a result of the Park Holidays Sale, we have revised our reporting structure from a three-segment to a two-segment structure, effective during the three months ended June 30, 2026, which consists of (i) manufactured home ("MH") communities and (ii) recreational vehicle ("RV") communities. The new structure removes the UK business from our operating segments in conjunction with its classification as a discontinued operation and reflects how the chief operating decision maker manages the business, makes operating decisions, allocates resources, and evaluates operating performance. Beginning with the three months ended June 30, 2026, we are reporting our financial results consistent with our newly realigned operating segments and have recast prior period amounts to conform to the way we internally manage our business and monitor segment performance. Refer to Note 10, "Segment Reporting" for additional information.
2. Assets Held for Sale and Discontinued Operations
Discontinued operations consist of our UK business and our former Safe Harbor business. The following table sets forth a summary of the Income / (loss) from discontinued operations, net (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loss from discontinued operations, net - Park Holidays Sale	$(1,067.2)	$(62.2)	$(1,091.9)	$(63.6)
Income from discontinued operations, net - Safe Harbor Sale	—	1,422.5	—	1,404.0
Income / (loss) from discontinued operations, net	$(1,067.2)	$1,360.3	$(1,091.9)	$1,340.4
Park Holidays Sale
In May 2026, we entered into the Park Holidays Sale, which represents a strategic shift in operations that is expected to have a major effect on our operations and financial results. Accordingly, the results of the UK business and assets and liabilities included in the Park Holidays Sale have been reclassified as held for sale and discontinued operations for all periods presented herein. As of June 30, 2026, we determined that the fair value of the UK business, including costs to sell, was lower than its carrying value. Prior to the second quarter of 2026, the UK business was managed and evaluated on a held-and-used basis. Although management routinely evaluates strategic alternatives and capital allocation opportunities across its portfolio, including opportunities related to its UK operations, no definitive decision had been made to sell the business and we continued to invest in the growth and expansion of the business up until the announcement of the Park Holidays Sale. Accordingly, during the three months ended June 30, 2026, we recorded a non-cash valuation allowance charge of $1.1 billion against the assets held for sale to reduce the carrying value of the UK business to its estimated fair value less costs to sell. The fair value was estimated using the expected sale price as negotiated with the buyer, a market participant assumption and Level 2 fair value input. Costs to sell included estimated incremental, direct costs incurred to transact the Park Holidays Sale. The Loss from classification to held for sale was recorded within Income / (loss) from discontinued operations, net on our Condensed Consolidated Statements of Operations.
The Park Holidays Sale is subject to receipt of regulatory approval from the UK Financial Conduct Authority, and is expected to close in the second half of 2026.

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table sets forth a summary of assets and liabilities classified as held for sale and discontinued operations related to the UK business (in millions):

	June 30, 2026	December 31, 2025
Assets
Land	$1,689.3	$1,692.7
Land improvements and buildings	613.0	587.6
Furniture, fixtures and equipment	93.7	95.5
Investment property	2,396.0	2,375.8
Accumulated depreciation	(89.7)	(92.6)
Investment property, net	2,306.3	2,283.2
Cash, cash equivalents and restricted cash	33.5	29.4
Inventory of manufactured homes	53.2	58.2
Notes and other receivables, net	23.7	69.2
Other intangible assets, net	61.3	64.8
Other assets, net	45.9	46.7
Valuation allowance to adjust assets to estimated fair value, less costs to sell	(1,077.2)	—
Total assets attributable to discontinued operations, net	$1,446.7	$2,551.5
Liabilities
Advanced reservation deposits and rent	$103.7	$130.0
Accrued expenses and accounts payable	69.7	49.8
Other liabilities	255.5	247.4
Total liabilities attributable to discontinued operations, net	$428.9	$427.2
The following table sets forth a summary of the operating results of the UK business included within Income / (loss) from discontinued operations, net (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Real property	$53.0	$51.3	$90.7	$84.5
Home sales	53.1	58.3	94.7	96.8
Ancillary	17.0	16.6	21.8	20.8
Interest, brokerage commissions and other, net	1.4	1.4	1.8	1.5
Total Revenues	124.5	127.6	209.0	203.6
Expenses
Property operating and maintenance	26.6	26.9	51.6	49.1
Real estate tax	2.3	2.2	4.5	4.1
Home costs and selling	37.4	41.8	68.7	69.9
Ancillary	14.9	15.4	22.5	22.1
General and administrative(1)	24.7	10.6	35.6	20.6
Depreciation and amortization	7.8	10.1	18.9	19.1
Asset impairments	—	132.7	—	132.7
Interest	0.2	3.8	0.2	7.4
Total Expenses	113.9	243.5	202.0	325.0
Income / (Loss) Before Other Items	10.6	(115.9)	7.0	(121.4)
Loss on disposition of properties, net	(0.8)	—	(1.7)	(0.3)
Other income / (expense), net	0.2	25.0	(12.1)	25.0
Loss on foreign currency exchanges	(0.1)	—	(0.7)	—
Loss from classification to held for sale(1)	(1,077.2)	—	(1,077.2)	—
Loss from Discontinued Operations, before income taxes	(1,067.3)	(90.9)	(1,084.7)	(96.7)
Current tax expense	(2.5)	(3.5)	(3.3)	(4.2)
Deferred tax benefit / (expense)	2.6	32.2	(3.9)	37.3
Loss from Discontinued Operations	$(1,067.2)	$(62.2)	$(1,091.9)	$(63.6)
(1) Includes legal and advisory fees, employee separation costs, and other transaction costs of $78.7 million associated with the Park Holidays Sale during the three months ended June 30, 2026; $14.9 million of which is recorded in General and administrative and $63.8 million of which is recorded in Loss from classification to held for sale within Income / (loss) from discontinued operations, net.

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Safe Harbor Sale
During the three months ended June 30, 2025, we completed the initial closing of the Safe Harbor Sale, which generated pre-tax cash proceeds of $5.25 billion, net of transaction costs. In connection with the initial closing, and the closing of several delayed consent Safe Harbor subsidiaries, we recorded a gain on sale of $1.4 billion, within Income / (loss) from discontinued operations, net. On August 29, 2025, we completed the final closing of all remaining delayed consent subsidiaries and fully divested our investment in the Safe Harbor business. As of December 31, 2025, there were no assets or liabilities classified as discontinued operations pertaining to Safe Harbor. The following table sets forth a summary of the operating results of Safe Harbor included within Income from discontinued operations, net (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Revenues
Real property	$40.0	$143.1
Service, retail, dining, and entertainment	54.8	163.1
Interest, brokerage commissions and other, net	0.3	1.6
Total Revenues	95.1	307.8
Expenses
Property operating and maintenance	14.8	52.2
Real estate tax	2.1	7.9
Service, retail, dining and entertainment	50.0	153.9
General and administrative	2.3	18.4
Transaction costs(1)	48.0	62.6
Depreciation, amortization and loss on disposal of assets	(0.3)	36.1
Asset impairments	0.2	2.3
Total Expenses	117.1	333.4
Loss Before Other Items	(22.0)	(25.6)
Gain on disposition of properties, net	1,445.0	1,445.0
Other expense, net(2)	(0.2)	(14.8)
Income from discontinued operations, before income taxes	1,422.8	1,404.6
Current tax expense	(0.3)	(0.6)
Income from discontinued operations, net	$1,422.5	$1,404.0
(1) Represents legal and advisory fees, employee separation costs, and other transaction costs associated with the Safe Harbor Sale. During the three months ended June 30, 2025, employee separation costs included $25.8 million that was paid to certain Safe Harbor officers and employees.
(2) During the three months ended March 31, 2025, we recorded a contingent consideration expense of $14.6 million related to a tax protection agreement that we entered into with former owners of certain marina properties at the time of acquisition. The tax protection agreement stipulated that we indemnify those owners for certain tax obligations incurred related to the sale of certain marina properties. As a result of the Safe Harbor Sale, we concluded that our tax liability to the former owners was probable of being realized and estimable.

3. Real Estate Acquisitions and Dispositions
2026 Acquisitions and Dispositions
The following acquisitions of real estate properties for our continuing operations occurred during the six months ended June 30, 2026:

Property Name	Segment	State, Province, or Country	Month Acquired
Parkhurst Estates	MH	MI	January
The following table summarizes the amount of assets acquired, net of liabilities assumed, at the acquisition date and the consideration paid for the acquisitions completed during the six months ended June 30, 2026 (in millions):

	At Acquisition Date			Consideration
	Investment in property	Other identifiable assets / (liabilities), net	Total identifiable assets acquired net of liabilities assumed	Cash and escrow	Total consideration
Asset Acquisitions
Parkhurst Estates	$17.0	$0.3	$17.3	$17.3	$17.3
Total 2026 Acquisitions	$17.0	$0.3	$17.3	$17.3	$17.3

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following dispositions of real estate properties for our continuing operations occurred during the six months ended June 30, 2026:

Property Name	Segment	Number of Properties	State, Province, or Country	Month Disposed	Gross Sales Proceeds	Cash Consideration, net(1)		Loss on Disposition(3)
Sun Retreats Amherstberg	RV	1	ON	April	$0.1	$(0.2)		$0.4
Joint Venture RV Portfolio	RV	5	Various	June	$9.0	$0.1	(2)	$21.1
(1) Cash consideration, net of settlement of the associated mortgage debt, when applicable, and other closing adjustments.
(2) As part of the terms of the disposition, we provided financing to the counterparty in the form of a note receivable of $8.0 million. Refer to Note 4, "Notes and Other Receivables," for additional details.
(3) Recorded in Loss on dispositions of properties, net on the Condensed Consolidated Statement of Operations.
4. Notes and Other Receivables
The following table sets forth certain information regarding notes and other receivables (in millions):

	June 30, 2026	December 31, 2025
Installment notes receivable on manufactured homes, net	$150.5	$139.2
Notes receivable from real estate operators	50.9	44.5
Other receivables:
Insurance receivables(1)	41.5	42.4
Receivables from residents and customers(2)	18.1	15.1
Home sale proceeds	13.2	15.1
Other receivables	8.2	6.6
Other receivables, net	81.0	79.2
Total Notes and Other Receivables, net	$282.4	$262.9
(1)Primarily consists of receivables from insurance providers related to Hurricanes Helene and Milton. Refer to Note 14, "Commitments and Contingencies," for additional details.
(2)Net of allowance for credit losses of $4.4 million and $5.0 million as of June 30, 2026 and December 31, 2025, respectively.
Installment Notes Receivable on Manufactured Homes
Installment notes receivable are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC 820, "Fair Value Measurements." The balances of installment notes receivable of $150.5 million (principal of installment notes receivable of $156.2 million less fair value adjustment of $5.7 million) and $139.2 million (principal of installment notes receivable of $142.1 million less fair value adjustment of $2.9 million) as of June 30, 2026 and December 31, 2025, respectively, are secured by manufactured homes. The notes had a net weighted average interest rate (net of servicing costs) and maturity of 7.5% and 17.3 years as of June 30, 2026 and December 31, 2025. Refer to Note 13, "Fair Value Measurements," for additional details.
Notes Receivable from Real Estate Operators
The notes receivable from real estate operators are measured at fair value and consist of loans provided to real estate operators in conjunction with prior property dispositions. The balance on these notes was $50.9 million with a net weighted average interest rate and maturity of 5.2% and 0.7 years as of June 30, 2026, and was $44.5 million with a net weighted average interest rate and maturity of 5.0% and one year as of December 31, 2025. Refer to Note 13, "Fair Value Measurements," for additional information.

5. Other Intangible Assets
The gross carrying amounts and accumulated amortization of our intangible assets were as follows (in millions):

		June 30, 2026		December 31, 2025
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	7 years	$146.9	$(134.4)	$146.5	$(132.1)
Franchise agreements and other intangible assets	10 - 27 years	31.1	(10.3)	31.2	(9.6)
Total finite-lived assets		$178.0	$(144.7)	$177.7	$(141.7)
Indefinite-lived assets - Trademarks, trade names, and other	N/A	0.7	—	0.7	—
Total indefinite-lived assets		$0.7	$—	$0.7	$—
Total		$178.7	$(144.7)	$178.4	$(141.7)

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Amortization expenses related to our Other intangible assets were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
In-place leases	$1.2	$1.4	$2.7	$2.9
Franchise fees and other intangible assets	0.2	0.2	0.3	0.4
Total	$1.4	$1.6	$3.0	$3.3
We anticipate amortization expense for Other intangible assets to be as follows for the next five years (in millions):

	Remainder 2026	2027	2028	2029	2030
Future annual amortization	$2.8	$4.6	$3.2	$2.6	$2.6
6. Investments in Nonconsolidated Affiliates
Investments in joint ventures that are not consolidated, nor recorded at cost, are accounted for using the equity method of accounting as prescribed in ASC 323, "Investments - Equity Method and Joint Ventures." The total investment balance for our nonconsolidated affiliates was $118.5 million and $129.0 million as of June 30, 2026 and December 31, 2025, respectively, which was recorded within Other assets, net on the Condensed Consolidated Balance Sheets.
Sungenia Joint Venture ("Sungenia JV")
At June 30, 2026 and December 31, 2025, we had a 50.0% ownership interest in the Sungenia JV, a joint venture formed between us and Ingenia Communities Group (ASX: INA) to establish and operate a MH community development program in Australia.
GTSC LLC ("GTSC")
At June 30, 2026 and December 31, 2025, we had a 40.0% ownership interest in GTSC, which engages in acquiring, holding and selling loans secured, directly or indirectly, by manufactured homes located in our communities.

The income / (loss) from each nonconsolidated affiliate is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sungenia JV equity income	$5.6	$3.7	$11.1	$6.3
GTSC equity income	0.5	0.5	1.1	1.3
Equity loss from other nonconsolidated affiliates	—	(0.4)	—	(0.8)
Total Income from Nonconsolidated Affiliates	$6.1	$3.8	$12.2	$6.8
During the six months ended June 30, 2026 and 2025, we received distributions of $15.5 million and $10.1 million, respectively, and made contributions of zero and $0.6 million, respectively, with our nonconsolidated affiliates.

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7. Debt and Line of Credit
The following table sets forth certain information regarding debt, including premiums, discounts and deferred financing costs (in millions, except for statistical information):

	Carrying Amount at		Weighted Average Years to Maturity at		Weighted Average Interest Rates at
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Secured Debt
Mortgage loans payable(1)	$2,225.3	$2,429.0	8.6	8.5	3.617%	3.634%
Secured borrowings on collateralized receivables(2)	39.2	43.2	11.8	12.3	8.535%	8.538%
Total Secured Debt	2,264.5	2,472.2
Unsecured Debt
Senior unsecured notes(3)	1,787.7	1,786.5	4.6	5.1	2.901%	2.901%
Total Unsecured Debt	1,787.7	1,786.5
Total Debt	$4,052.2	$4,258.7	6.9	7.1	3.349%	3.376%
(1) Balances at June 30, 2026 and December 31, 2025 is net of $8.8 million and $9.6 million of deferred financing costs, respectively.
(2) Balances at June 30, 2026 and December 31, 2025 is net of fair value adjustments of $3.2 million and $3.8 million, respectively.
(3) Balances at June 30, 2026 and December 31, 2025 is net of $3.8 million and $4.2 million of net debt discount, respectively, and $8.5 million and $9.3 million of deferred financing costs, respectively. Weighted average interest rates include the impact of hedge activity.
Secured Debt
Mortgage term loans
During the six months ended June 30, 2026, we repaid the following mortgage term loans on their respective maturity dates (in millions, except for statistical information):

Period	Repayment Amount		Weighted Average Interest Rate	Maturity Date
Three months ended June 30, 2026	$177.9	(1)	3.813%	June 15, 2026
(1) Includes two mortgage term loans, which were secured by seven properties.
Our mortgage term loans, which total $2.2 billion as of June 30, 2026, are secured by 102 properties representing approximately $1.6 billion of net book value.
Secured Borrowings on Collateralized Receivables
Refer to Note 13, "Fair Value Measurements," for additional information on secured borrowings on collateralized receivables.

Unsecured Debt
Senior Unsecured Notes
The following table sets forth certain information regarding our senior unsecured notes (in millions, except for statistical information). All senior unsecured notes include interest payments on a semi-annual basis in arrears and are recorded within the Unsecured debt line item on the Condensed Consolidated Balance Sheets.

		Carrying Amount at
	Principal Amount	June 30, 2026	December 31, 2025
4.2% notes, issued in April 2022 and due in April 2032	$600.0	$594.5	$594.1
2.3% notes, issued in October 2021 and due in November 2028	450.0	448.4	448.1
2.7% notes, issued in June 2021 and October 2021, and due in July 2031	750.0	744.8	744.3
Total	$1,800.0	$1,787.7	$1,786.5
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

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Senior Credit Facility offers various interest rates for borrowings under U.S. dollars (at the Alternate Base Rate ("ABR"), Term Secured Overnight Financing Rate ("SOFR"), and Daily Effective SOFR), euros (at the Adjusted Euro Interbank Offered Rate ("EURIBOR")), British pound sterling (at the Daily Simple Sterling Overnight Index Average ("SONIA") Rate), Canadian dollars (at the Term Canadian Overnight Repo Rate Average ("CORRA") and the Daily Simple CORRA), and Australian dollars (at the Australian Bank Bill Swap Bid ("BBSY") Rate), plus a margin, which can range from 0.725% to 1.40% for all interest rates except ABR loans, which can range from 0.000% to 0.400%. As of June 30, 2026, there were no borrowings under the Senior Credit Facility.
As of June 30, 2026, we also recorded deferred financing costs of $10.2 million in connection with the Senior Credit Facility, which was recorded within Other assets, net on the Condensed Consolidated Balance Sheets.
The Senior Credit Facility provides us with the ability to issue up to $100.0 million of letters of credit. We had $23.4 million of outstanding letters of credit at June 30, 2026.
Covenants
The mortgage term loans, senior unsecured notes, and our Senior Credit Facility are subject to various financial and other covenants. At June 30, 2026, we were in compliance with all financial covenants.
In addition, certain of our subsidiary borrowers own properties that secure loans. These subsidiaries are consolidated within our accompanying Condensed Consolidated Financial Statements, however, each of these subsidiaries' assets and credit are not available to satisfy our debts and other obligations, or any of our other subsidiaries or any other person or entity.
8. Equity and Temporary Equity
Temporary Equity
Temporary equity includes preferred securities that are redeemable for cash at the holder's option or upon the occurrence of an event that is not solely within our control based on a fixed or determinable price and other redeemable equity interests. These securities are not mandatorily redeemable for cash nor do they contain a fixed maturity date. The following table sets forth the various series of redeemable preferred OP units and other redeemable equity interests that were outstanding as of June 30, 2026 and December 31, 2025, and the related terms, and summarizes the balance included within Temporary Equity on our Condensed Consolidated Balance Sheets (units in thousands and dollar amounts in millions):

Description	OP Units Outstanding	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption(3)	Redemption Period	Carrying Amount at
	June 30, 2026					June 30, 2026	December 31, 2025
Series D preferred OP units	489	0.8000	4.0%	Holder's Option	Any time	$47.0	$51.3
Series F preferred OP units	20	0.6250	3.0%	Holder's Option	Any time	2.2	7.5
Series G preferred OP units	5	0.6452	3.2%	Holder's Option	Any time	0.1	3.3
Series H preferred OP units	47	0.6098	3.0%	Holder's Option	Any time	7.8	59.6
Series J preferred OP units	232	0.6061	2.85%	Holder's Option	Any time	22.5	24.2
Series K preferred OP units	1,000	0.5882	4.0%	Holder's Option	Within 60 days after March 23, 2028	92.3	98.2
Other redeemable equity interests(4)	N/A	N/A	N/A	N/A	N/A	12.1	11.6
Total	1,793					$184.0	$255.7
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
(4) Includes redeemable equity interests related to joint ventures that primarily operate and maintain solar energy equipment in select communities in the U.S.
Permanent Equity
Universal Shelf Registration Statement
We have filed a universal shelf registration statement on Form S-3 with the SEC, which provides for the registration of unspecified amounts of equity and debt securities. The authorized number of shares of our capital stock is 380,000,000 shares, of which 360,000,000 shares are common stock and 20,000,000 shares are preferred stock. As of June 30, 2026, we had 122,507,147 shares of common stock issued and outstanding and no shares of preferred stock were issued and outstanding.

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

At the Market Offering Sales Agreement
We have entered into an At the Market Offering Sales Agreement (the "ATM") with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock. Through June 30, 2026, we had entered into and settled forward sales agreements under the ATM for an aggregate gross sales price of $524.8 million, leaving $725.2 million available for sale under the ATM.
Stock Repurchase Program
In May 2026, our Board of Directors authorized a stock repurchase program (the "Stock Repurchase Program") under which we may repurchase up to $1.0 billion in shares of our outstanding common stock through May 27, 2027. The Stock Repurchase Program renews our previous stock repurchase program and provides us with continued flexibility to repurchase shares of our common stock. Under the Stock Repurchase Program, we may repurchase shares of our common stock from time to time in open market transactions, through privately negotiated transactions, through one or more accelerated repurchases, or otherwise, in accordance with the terms set forth in Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and other applicable legal requirements. The Stock Repurchase Program does not obligate us to repurchase any specific number of shares, and we may initiate, suspend, or discontinue purchases under the Stock Repurchase Program at any time.
We account for stock repurchases in accordance with ASC 505, "Equity," by allocating the repurchase price to Common Stock, Additional paid-in-capital, and Distributions in excess of accumulated earnings on the Condensed Consolidated Balance Sheets. Under Maryland corporate law, our state of incorporation, there is no concept of treasury shares. As a result, all repurchased shares are retired and returned to the status of authorized but unissued shares upon settlement. During the three months ended June 30, 2026, we repurchased and retired 0.9 million shares of our outstanding common stock for $111.1 million. During the six months ended June 30, 2026, we repurchased and retired 1.4 million shares of our outstanding common stock for $171.2 million. As of June 30, 2026, we had $888.9 million remaining authorized for purchase under this program.

Accumulated Other Comprehensive Income
Accumulated other comprehensive income ("AOCI") attributable to SUI common shareholders is separately presented on our Condensed Consolidated Balance Sheets as a component of total SUI shareholders' equity. Other Comprehensive Income ("OCI") attributable to noncontrolling interests is allocated to, and included within, Noncontrolling interests on our Condensed Consolidated Balance Sheets. Refer to the Condensed Consolidated Statements of Comprehensive Income / (Loss) for complete details related to OCI activity in the reporting period.
AOCI attributable to SUI common shareholders consisted of the following, net of tax (in millions):

	June 30, 2026	December 31, 2025
Net foreign currency translation gains / (losses)	$(12.0)	$8.8
Accumulated net gain on derivatives	14.4	17.7
Accumulated other comprehensive income	$2.4	$26.5
Noncontrolling Interests - Common and Preferred OP Units
The following table summarizes the common and preferred OP units included within Noncontrolling interests on our Condensed Consolidated Balance Sheets (units in thousands and dollar amounts in millions):

Description	OP Units Outstanding	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption	Redemption Period	Carrying Amount at
	June 30, 2026					June 30, 2026	December 31, 2025
Common OP units	2,353	1.0000	Same distribution rate for common stock	N/A	N/A	$39.1	$71.6
Series A-1 preferred OP units	154	2.4390	6.0%	N/A	N/A	7.6	12.3
Series A-3 preferred OP units	40	1.8605	4.5%	N/A	N/A	2.2	2.9
Series C preferred OP units	292	1.1100	5.0%	N/A	N/A	17.9	21.3
Series E preferred OP units	80	0.6897	5.5%	N/A	N/A	5.5	6.2
Series L preferred OP units	20	0.6250	3.5%	N/A	N/A	1.9	2.0
Total	2,939					$74.2	$116.3
(1) Exchange rates are subject to adjustment upon stock splits, recapitalizations, and similar events. The exchange rates of certain series of OP units are approximated to four decimal places.
(2) Except for Common OP units, distributions are payable on the issue price of each OP unit, which is $100.00 per unit for all these preferred OP units.

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Conversions
Conversions to Common Stock and Common OP Units - Subject to certain limitations, holders can convert certain series of OP units to shares of our common stock and to common OP units at any time. Below is the activity of conversions during the six months ended June 30, 2026 and 2025 (units and common stock in thousands):

		Six Months Ended June 30,
		2026		2025
Description	Conversion Rate	Units / Shares Converted	Common Stock(1)	Units / Shares Converted	Common Stock(1)
Common OP units	1.0000	284	284	83	83
Series A-1 preferred OP units	2.4390	16	38	6	16
Series C preferred OP units	1.1100	1	1	4	5
Series H preferred OP units	0.6098	—	—	1	1
Series J preferred OP units	0.6061	1	1	—	—
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.
Redemption of Preferred OP Units
Subject to certain limitations, holders can redeem certain series of preferred OP units for cash, provided that the applicable contractual requirements are met. The preferred OP units were redeemed for a total net cash payment, inclusive of all distributions on the redeemed units that were accrued and unpaid as of the redemption date, in accordance with the terms and conditions set forth in the redemption agreement. The following table summarizes preferred OP units redeemed for cash during the six months ended June 30, 2026 (dollar amounts in millions and units in thousands):

	Six Months Ended June 30, 2026
Description	Units Redeemed	Total Net Cash Payments
Series F preferred OP units	51	$5.1
Series H preferred OP units	514	$51.4
Series J preferred OP units	3	$0.3
Distributions
Common stock, common OP unit, and restricted stock distributions declared for the six months ended June 30, 2026 were as follows (in millions, except for per share amounts):

Period	Record Date	Payment Date	Distribution Per Share	Total Distribution
Three Months Ended March 31, 2026	3/31/2026	4/15/2026	$1.12	$140.9
Three Months Ended June 30, 2026	6/30/2026	7/15/2026	$1.12	$139.8
9. Share-Based Compensation
As of June 30, 2026, we had two share-based compensation plans: the Sun Communities, Inc. 2015 Equity Incentive Plan (as amended, the "2015 Equity Incentive Plan") and the First Amended and Restated 2004 Non-Employee Director Option Plan (as amended, the "2004 Non-Employee Director Option Plan"). Outstanding awards include time-based and performance-based restricted stock awards ("RSAs") and performance-based restricted stock units ("RSUs"). We believe granting equity awards will provide certain executives, key employees, and directors additional incentives to promote our financial success and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future. Time-based awards for directors generally vest over three years. Time-based awards for key employees and executives generally vest over three years to five years. Market and performance condition awards for executives generally vest after three years. For RSAs, award recipients receive non-forfeitable distribution payments on unvested shares. For RSUs, award recipients receive forfeitable distribution equivalents on unvested units with payment upon vesting.
During the six months ended June 30, 2026, we granted performance-based RSUs to certain executives that provide the right to receive shares of our common stock at a future date. The performance-based RSUs vest at up to 200% of the target number of units, with the ultimate number of shares to be issued based on the total shareholder return of the Company's common stock and / or operating performance metrics, measured over a three-year performance period. In accordance with ASC 718, "Compensation-Stock Compensation," the fair value of RSUs subject to a market condition was measured using a Monte Carlo valuation model and the fair value of RSUs subject to a performance condition was measured based on the expected probability that the underlying units will vest using actual results and the forecast for the respective key performance metric during the performance period.

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

During the six months ended June 30, 2026 and 2025, RSUs were granted as follows:

Grant Period	Type	Plan	RSUs Granted	Weighted Average Grant Date Fair Value	Vesting Type
2026	Executive Officers	2015 Equity Incentive Plan	49,624	$148.90(1)	Market Condition
2026	Executive Officers	2015 Equity Incentive Plan	9,825	$125.17(2)	Performance Condition
(1)Represents the weighted average fair value per share of the Monte Carlo simulation fair value price of our market condition awards on the dates the shares were awarded.
(2)Represents the weighted average fair value per share of the closing price of our common stock on the dates the shares were awarded.
During the six months ended June 30, 2026 and 2025, RSAs were granted as follows:

Grant Period	Type	Plan	Shares Granted	Weighted Average Grant Date Fair Value	Vesting Type
2026	Key Employees	2015 Equity Incentive Plan	127,229	$135.00(1)	Time Based
2026	Executive Officers	2015 Equity Incentive Plan	63,556	$124.14(1)	Time Based
2026	Directors	2004 Non-Employee Director Option Plan	14,553	$123.68(1)	Time Based
2025	Key Employees	2015 Equity Incentive Plan	137,400	$133.39(1)	Time Based
2025	Executive Officers	2015 Equity Incentive Plan	38,000	$133.63(1)	Time Based
2025	Executive Officers	2015 Equity Incentive Plan	87,000	$106.62(2)	Market Condition
2025	Directors	2004 Non-Employee Director Option Plan	14,000	$122.78(1)	Time Based
(1)Represents the weighted average fair value per share of the closing price of our common stock on the dates the shares were awarded.
(2)Represents the weighted average fair value per share of the Monte Carlo simulation fair value price of our market condition awards on the dates the shares were awarded.
Modifications
During the three and six months ended June 30, 2026, we modified certain unvested RSAs to accelerate the vesting terms such that the respective awards vested in connection with the termination or retirement of the eligible grantees ("accelerated vestings"). We accounted for the accelerated vestings as modifications under ASC 718, "Compensation-Stock Compensation," and recognized compensation expense based on the incremental fair value of the modified awards. Accordingly, during the three months ended June 30, 2026, we recognized accelerated share-based compensation expense of $4.9 million within General and administrative expense related to 30,546 time-based RSAs and 19,200 performance-based RSAs previously subject to a market condition. During the six months ended June 30, 2026, we recognized accelerated share-based compensation expense of $13.8 million within General and administrative expense related to 88,546 time-based RSAs and 94,200 performance-based RSAs previously subject to a market condition.
The vesting requirements for 58,696 and 14,460 restricted shares granted to our executives, directors, and employees were satisfied during the three months ended June 30, 2026 and 2025, respectively. The vesting requirements for 295,985 and 188,569 restricted shares granted to our executives, directors, and employees were satisfied during the six months ended June 30, 2026 and 2025, respectively.
We recognized total share-based compensation costs within General and administrative expense on the Condensed Consolidated Statements of Operations of $12.7 million and $8.7 million during the three months ended June 30, 2026 and 2025, and $29.1 million and $17.5 million during the six months ended June 30, 2026 and 2025, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

10. Segment Reporting
ASC 280, "Segment Reporting," establishes standards for the way that business enterprises report information about operating segments in their financial statements. As described in Note 1, "Basis of Presentation," effective during the three months ended June 30, 2026, we have revised our reporting structure from three reportable segments to two reportable segments, which consists of (i) MH communities, and (ii) RV communities. The segment reporting structure reflects how the chief operating decision maker ("CODM"), a committee comprised of our CEO, President and COO, and CFO, manages the business, makes operating decisions, allocates resources, and evaluates operating performance.
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

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

A presentation of segment financial information is summarized as follows (in millions):

	Three Months Ended June 30,
	2026			2025
	MH	RV	Total	MH	RV	Total
Revenue
Income from real property	$271.2	$90.9		$249.8	$85.5
Income from real property - transient	0.2	60.4		0.2	63.4
Home sales	22.3	5.5		35.0	6.8
Ancillary	2.0	22.6		1.5	24.0
Total Functional Revenue	$295.7	$179.4	$475.1	$286.5	$179.7	$466.2
Expenses
Payroll - real property	14.8	24.5		15.5	25.1
Utilities - real property	25.5	18.8		23.0	17.9
Legal, taxes, and insurance - real property	7.0	2.6		7.9	3.2
Supplies and repairs - real property	14.3	10.8		11.9	9.2
Other expenses - real property	3.2	13.0		4.0	13.3
Real estate taxes - real property	20.1	7.5		19.2	7.3
Other segment items(1)	21.7	20.0		31.6	21.5
Total NOI	$189.1	$82.2	$271.3	$173.4	$82.2	$255.6

Adjustments to arrive at net income
Interest income			6.2			16.4
Brokerage commissions and other revenues, net			3.3			13.3
General and administrative expense			(49.9)			(50.6)
Catastrophic event-related charges, net			(0.8)			(0.4)
Depreciation and amortization			(123.9)			(117.3)
Asset impairments			(17.9)			(33.4)
Loss on extinguishment of debt			—			(102.4)
Interest expense			(38.1)			(54.4)
Gain on foreign currency exchanges			13.3			39.4
Loss on dispositions of properties, net			(22.0)			(1.3)
Other income / (expense), net			(0.1)			6.9
Loss on remeasurement of notes receivable			(2.9)			(1.4)
Income from nonconsolidated affiliates			6.1			3.8
Loss on remeasurement of investment in nonconsolidated affiliates			(1.7)			(1.5)
Current tax expense			(0.6)			(2.6)
Deferred tax expense			—			(0.1)
Net Income / (Loss) from Continuing Operations			42.3			(30.0)
Income / (loss) from discontinued operations, net			(1,067.2)			1,360.3
Net Income / (Loss)			(1,024.9)			1,330.3
Less: Preferred return to preferred OP units / equity interests			2.5			3.2
Less: Income / (loss) attributable to noncontrolling interests			(34.7)			53.5
Net Income / (Loss) Attributable to SUI Common Shareholders			$(992.7)			$1,273.6
(1)Other segment items for each reportable segment include costs related to home sales and ancillary, specifically payroll, utilities, legal, taxes and insurance, supplies and repairs, and other expenses.

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Six Months Ended June 30,
	2026			2025
	MH	RV	Total	MH	RV	Total
Revenue
Income from real property	$540.5	$172.2		$498.6	$159.3
Income from real property - transient	0.7	88.8		0.7	91.5
Home sales	42.3	12.0		56.7	13.8
Ancillary	4.7	28.4		4.0	29.8
Total Functional Revenue	$588.2	$301.4	$889.6	$560.0	$294.4	$854.4

Expenses
Payroll - real property	30.3	42.4		29.5	42.6
Utilities - real property	52.0	35.1		48.4	33.2
Legal, taxes, and insurance - real property	14.5	5.5		15.5	6.4
Supplies and repairs - real property	26.1	17.2		21.4	15.1
Other expenses - real property	6.2	21.0		6.5	21.5
Real estate taxes - real property	39.9	15.0		36.9	14.4
Other segment items(1)	42.1	33.6		53.0	33.3
Total NOI	$377.1	$131.6	$508.7	$348.8	$127.9	$476.7

Adjustments to arrive at net income
Interest income			13.4			20.8
Brokerage commissions and other revenues, net			5.0			14.9
General and administrative expense			(108.5)			(97.6)
Catastrophic event-related charges, net			(1.3)			(0.3)
Depreciation and amortization			(245.3)			(232.0)
Asset impairments			(18.2)			(57.4)
Loss on extinguishment of debt			—			(102.4)
Interest expense			(76.5)			(132.9)
Gain / (loss) on foreign currency exchanges			(10.6)			48.1
Loss on dispositions of properties, net			(20.9)			(2.1)
Other income, net			8.4			12.6
Loss on remeasurement of notes receivable			(2.8)			(1.6)
Income from nonconsolidated affiliates			12.2			6.8
Loss on remeasurement of investment in nonconsolidated affiliates			(1.5)			(1.5)
Current tax expense			(1.5)			(3.8)
Deferred tax benefit			0.1			—
Net Income / (Loss) from Continuing Operations			60.7			(51.7)
Income / (loss) from discontinued operations, net			(1,091.9)			1,340.4
Net Income / (Loss)			(1,031.2)			1,288.7
Less: Preferred return to preferred OP units / equity interests			5.2			6.3
Less: Income / (loss) attributable to noncontrolling interests			(35.0)			51.6
Net Income / (Loss) Attributable to SUI Common Shareholders			$(1,001.4)			$1,230.8
(1)Other segment items for each reportable segment include costs related to home sales and ancillary, specifically payroll, utilities, legal, taxes and insurance, supplies and repairs, and other expenses.

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	June 30, 2026			December 31, 2025
	MH	RV	Consolidated	MH	RV	Consolidated
Identifiable Assets
Investment property, net	$5,240.6	$3,270.6	$8,511.2	$5,279.4	$3,339.1	$8,618.5
Cash, cash equivalents and restricted cash	99.1	66.1	165.2	400.2	206.5	606.7
Inventory of manufactured homes	63.4	12.3	75.7	65.7	19.0	84.7
Notes and other receivables, net	205.7	76.7	282.4	201.9	61.0	262.9
Collateralized receivables, net	39.2	—	39.2	43.2	—	43.2
Goodwill	—	9.5	9.5	—	9.5	9.5
Other intangible assets, net	9.2	24.8	34.0	10.6	26.1	36.7
Other assets, net	256.9	46.8	303.7	273.3	35.9	309.2
Assets held for sale and discontinued operations, net	—	—	1,446.7	—	—	2,551.5
Total Assets	$5,914.1	$3,506.8	$10,867.6	$6,274.3	$3,697.1	$12,522.9

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
Computations of basic and diluted EPS were as follows (in millions, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator for basic EPS
Net Income / (Loss) from continuing operations	$42.3	$(30.0)	$60.7	$(51.7)
Preferred return to preferred OP units equity interests	(2.5)	(3.2)	(5.2)	(6.3)
(Income) / loss attributable to noncontrolling interests	34.7	(53.5)	35.0	(51.6)
Net Income / (Loss) from continuing operations attributable to SUI common shareholders	74.5	(86.7)	90.5	(109.6)
Less: allocation to restricted stock awards	(5.3)	7.2	(5.5)	7.0
Basic earnings - net income / (loss) from continuing operations after allocation to restricted stock awards	79.8	(93.9)	96.0	(116.6)
Basic earnings - net income / (loss) from discontinued operations	(1,067.2)	1,360.3	(1,091.9)	1,340.4
Basic earnings - net income / (loss) attributable to common shareholders after allocation to restricted stock awards	$(987.4)	$1,266.4	$(995.9)	$1,223.8
Numerator for diluted EPS
Basic earnings - net income / (loss) from continuing operations after allocation to restricted stock awards	$79.8	$(93.9)	$96.0	$(116.6)
Add: allocation to common and preferred OP units dilutive effect	(33.3)	—	(31.0)	—
Add: allocation to restricted stock awards	(5.3)	—	(5.5)	—
Diluted net income / (loss) from continuing operations attributable to SUI common shareholders	41.2	(93.9)	59.5	(116.6)
Diluted net income / (loss) from discontinued operations	(1,067.2)	1,360.3	(1,091.9)	1,340.4
Diluted earnings - net income / (loss) attributable to common shareholders after allocation to common and preferred OP units(1)	$(1,026.0)	$1,266.4	$(1,032.4)	$1,223.8
Denominator
Weighted average common shares outstanding	122.5	126.4	122.6	126.5
Add: dilutive restricted stock	0.1	—	0.2	—
Add: common and preferred OP units dilutive effect	4.4	—	4.6	—
Diluted weighted average common shares and securities(1)	127.0	126.4	127.4	126.5
EPS Available to Common Shareholders After Allocation
Basic income / (loss) per share from continuing operations	$0.65	$(0.74)	$0.78	$(0.92)
Basic income / (loss) per share from discontinued operations	(8.71)	10.76	(8.91)	10.60
Basic income / (loss) per share	$(8.06)	$10.02	$(8.13)	$9.68
Diluted income / (loss) per share from continuing operations	$0.32	$(0.74)	$0.47	$(0.92)
Diluted income / (loss) per share from discontinued operations	(8.40)	10.76	(8.57)	10.60
Diluted income / (loss) per share(1)	$(8.08)	$10.02	$(8.10)	$9.68
(1) For the three and six months ended June 30, 2026, diluted earnings per share was calculated using the treasury stock method for restricted stock awards as the application of this method resulted in a more diluted earnings per share during those periods. For the three and six months ended June 30, 2025, diluted earnings per share was calculated using the two-class stock method for restricted stock awards as the application of this method resulted in a more diluted earnings per share during those periods.

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We have excluded certain potentially dilutive securities from the computation of diluted EPS because the inclusion of those securities would have been anti-dilutive for the periods presented. As of June 30, 2026, all outstanding convertible securities were dilutive and included in the computation of diluted EPS. The following table presents the outstanding securities that were excluded from the computations of diluted EPS as of June 30, 2025 (in thousands):

As of June 30, 2025
Common OP units	2,883
A-1 preferred OP units	170
A-3 preferred OP units	40
Series C preferred OP units	292
Series D preferred OP units	489
Series E preferred OP units	80
Series F preferred OP units	70
Series G preferred OP units	5
Series H preferred OP units	581
Series J preferred OP units	236
Series K preferred OP units	1,000
Series L preferred OP units	20
Redemption rights - Series G preferred OP units	201
Total Securities	6,067
12. Derivative Financial Instruments and Hedging Activities
We have historically utilized treasury rate lock contracts, interest rate swaps, and forward swaps for interest rate risk management purposes. We have also periodically entered into forward swaps to hedge foreign currency exchange risk exposures. We do not enter into derivative instruments for speculative purposes. At June 30, 2026 and December 31, 2025, we did not have any outstanding derivative contracts that were designated as hedging instruments. We held three derivative contracts as of June 30, 2026 that were entered into as economic hedges and not designated as hedging instruments.
We assess the effectiveness of derivative instruments in hedging the underlying interest rate exposure both at inception and on an ongoing basis. The unrealized gains or losses on the derivative instruments are recorded in AOCI and are reclassified to Interest expense on the Condensed Consolidated Statements of Operations during the same period in which the hedged transaction affects earnings. We estimate that $3.5 million will be reclassified as a reduction to Interest expense, net over the next 12 months for all of our previously settled cash flow hedges.
The following table presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts (in millions):

	June 30, 2026			December 31, 2025
Derivatives Not Designated as Hedging Instruments	Notional	Fair Value of Assets(1)	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Foreign exchange derivatives	$1,066.8	$13.1	$—	$—	$—	$—
(1)Included within Other assets, net on the Condensed Consolidated Balance Sheets.
The following table presents the gains recorded in earnings on derivative instruments that were utilized as economic hedges and not designated as hedging instruments (in millions):

Derivatives Not Designated as Hedging Instruments	Financial Statement Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Foreign currency derivatives	Gain / (loss) on foreign currency exchanges	$13.1	$14.4	$13.1	$14.4
The following table presents the gains / (losses) on derivatives in cash flow hedging relationships recognized in OCI (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Designated as Cash Flow Hedges	2026	2025	2026	2025
Interest rate derivatives	$—	$0.2	$—	$(3.6)

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table presents the amount of gains on derivative instruments reclassified from AOCI into earnings (in millions):

Derivatives Designated as Cash Flow Hedges	Financial Statement Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Interest rate derivatives	Interest expense / Other income / (expense), net	$0.9	$9.7	$3.5	$13.3
During the three months March 31, 2026, we released net accumulated gains of $1.7 million from AOCI to earnings in conjunction with the discontinuation of a cash flow hedge related to a forecasted debt transaction that is not expected to occur by the end of the originally specified time period. The net accumulated gains were recorded to Other income / (expense), net on the Condensed Consolidated Statements of Operations.
13. Fair Value Measurements
Assets by Hierarchy Level
The table below sets forth our financial assets and liabilities (in millions) that required disclosure of fair value on a recurring basis as of June 30, 2026 and December 31, 2025. The carrying values of cash, cash equivalents and restricted cash, other receivables and accounts payable approximate their fair market values since their maturities are less than one year. These financial instruments are classified as Level 1 in the hierarchy and are excluded from the table below.

		June 30, 2026		December 31, 2025
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Installment notes receivable on manufactured homes, net	3	$150.5	$150.5	$139.2	$139.2
Notes receivable from real estate operators	3	50.9	50.9	44.5	44.5
Collateralized receivables, net	3	39.2	39.2	43.2	43.2
Derivative assets	2	13.1	13.1	—	—
Total Assets Measured at Fair Value		$253.7	$253.7	$226.9	$226.9
Financial Liabilities
Mortgage loans payable	2	$2,225.3	$2,042.1	$2,429.0	$2,193.0
Secured borrowings on collateralized receivables	3	39.2	39.2	43.2	43.2
Total secured debt		2,264.5	2,081.3	2,472.2	2,236.2
Unsecured debt
Senior unsecured notes	2	1,787.7	1,657.1	1,786.5	1,655.1
Total unsecured debt		1,787.7	1,657.1	1,786.5	1,655.1
Other financial liabilities (contingent consideration)	3	0.5	0.5	0.2	0.2
Total Liabilities Measured at Fair Value		$4,052.7	$3,738.9	$4,258.9	$3,891.5

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
Derivative Assets - Foreign Exchange Derivatives
Foreign exchange derivatives are recorded at fair value and consist of forward swaps. The fair value of these financial instruments are measured using observable inputs based on the prevailing British pound sterling to U.S. Dollar exchange rate (Level 2).

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Secured Debt
Secured debt consists primarily of our mortgage term loans. The fair value of mortgage term loans is based on management estimates and on rates currently quoted, rates currently prevailing for comparable loans, and instruments of comparable maturities (Level 2). Refer to Note 7, "Debt and Line of Credit," for additional information.
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
Level 3 Reconciliation, Measurements, and Transfers
We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. Availability of secondary market activity and consistency of pricing from third-party sources impacts our ability to classify securities as Level 2 or Level 3. There were no transfers into or out of Level 3 during the six months ended June 30, 2026.
The following tables summarize changes to our financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and six months ended June 30, 2026 and 2025 (in millions):

	Three Months Ended June 30,
	2026			2025
Assets	Installment Notes Receivable on MH, net	Notes Receivable From Real Estate Operators	Collateralized Receivables, net	Installment Notes Receivable on MH, net	Notes Receivable From Real Estate Operators	Collateralized Receivables, net
Level 3 beginning balance at March 31, 2026 and 2025	$145.3	$43.7	$41.6	$105.6	$89.5	$49.3
Realized losses(1)(2)	(2.9)	—	(0.6)	(1.4)	—	(0.5)
Purchases and issuances	11.0	8.7	—	14.3	2.5	—
Sales and settlements	(2.9)	(0.6)	(1.8)	(2.2)	(1.0)	(1.9)
Dispositions of properties	—	—	—	—	—	(0.3)
Foreign currency exchange gains	—	(0.9)	—	—	2.1	—
Level 3 ending balance at June 30, 2026 and 2025	$150.5	$50.9	$39.2	$116.3	$93.1	$46.6
(1) Realized losses for Installment Notes Receivable on MH, net are recorded within Loss on remeasurement of notes receivable on the Condensed Consolidated Statements of Operations.
(2) Realized losses for Collateralized Receivables, net are recorded within Other income / (expense), net on the Condensed Consolidated Statements of Operations.

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Six Months Ended June 30,
	2026			2025
Assets	Installment Notes Receivable on MH, net	Notes Receivable From Real Estate Operators	Collateralized Receivables, net	Installment Notes Receivable on MH, net	Notes Receivable From Real Estate Operators	Collateralized Receivables, net
Level 3 beginning balance at December 31, 2025 and 2024	$139.2	$44.5	$43.2	$93.9	$148.5	$51.2
Realized losses(1)(2)	(2.8)	—	(0.6)	(1.6)	—	(0.5)
Purchases and issuances	21.1	9.2	—	27.7	4.1	—
Sales and settlements	(6.8)	(1.1)	(3.4)	(3.7)	(61.7)	(3.1)
Dispositions of properties	(0.2)	—	—	—	—	(1.0)
Foreign currency exchange gains	—	(1.7)	—	—	2.2	—
Level 3 ending balance at June 30, 2026 and 2025	$150.5	$50.9	$39.2	$116.3	$93.1	$46.6
(1) Realized losses for Installment Notes Receivable on MH, net are recorded within Loss on remeasurement of notes receivable on the Condensed Consolidated Statements of Operations.
(2) Realized losses for Collateralized Receivables, net are recorded within Other income / (expense), net on the Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,
	2026		2025
Liabilities	Secured Borrowing on Collateralized Receivables	Other Liabilities (Contingent Consideration)	Secured Borrowing on Collateralized Receivables	Other Liabilities (Contingent Consideration)
Level 3 beginning balance March 31, 2026 and 2025	$41.6	$0.2	$49.3	$0.8
Realized gains(1)	(0.6)	—	(0.5)	—
Purchases and issuances	—	0.3	—	—
Sales and settlements	(1.8)	—	(2.2)	—
Dispositions of properties	—	—	—	(2.3)
Other adjustments	—	—	—	1.5
Level 3 ending balance at June 30, 2026 and 2025	$39.2	$0.5	$46.6	$—
(1) Realized gains for Secured Borrowing on Collateralized Receivables are recorded within Other income / (expense), net on the Condensed Consolidated Statements of Operations.

	Six Months Ended June 30,
	2026		2025
Liabilities	Secured Borrowing on Collateralized Receivables	Other Liabilities (Contingent Consideration)	Secured Borrowing on Collateralized Receivables	Other Liabilities (Contingent Consideration)
Level 3 beginning balance December 31, 2025 and 2024	$43.2	$0.2	$51.2	$11.3
Realized gains(1)	(0.6)	—	(0.5)	—
Purchases and issuances	—	0.3	—	—
Sales and settlements	(3.4)	—	(4.1)	(9.0)
Dispositions of properties	—	—	—	(2.3)
Level 3 ending balance at June 30, 2026 and 2025	$39.2	$0.5	$46.6	$—
(1) Realized gains for Secured Borrowing on Collateralized Receivables are recorded within Other income / (expense), net on the Condensed Consolidated Statements of Operations.

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Fair Value Measurements on a Nonrecurring Basis
As of June 30, 2026, assets measured at fair value on a non-recurring basis consisted of real estate assets that have been written down to an estimated fair value for impairment purposes. We review the carrying value of long-lived assets to be held for use for impairment quarterly or whenever events or changes in circumstances indicate a possible impairment. The fair value measurement was determined by estimating discounted cash flows using certain unobservable Level 3 inputs, based on the expectation that the development projects are no longer probable of being realized. During the six months ended June 30, 2026 and June 30, 2025, due to a contemplated change in strategic plan for certain assets, we recognized the following asset impairment charges (in millions, except for number of properties):

Period	Fair Value Level		Number of Properties	Segment	Asset Impairment Charges		Aggregate Estimated Fair Value
Three months ended June 30, 2026	3	(1)	2	MH / RV	$14.1	(2)	$35.0
Three months ended June 30, 2025	3	(1)	3	RV	$32.2		$86.4
Three months ended March 31, 2025	3	(3)	7	MH / RV	$20.5		$93.4
(1) The non-recurring fair value measurement was driven by our contemplated change in strategic plan for the properties and was determined using a market approach. The fair value methodology included a probability weighted holding period and estimated sale price for the assets based on current market conditions and comparable transactions in the applicable geographic location.
(2) We also recorded other miscellaneous impairment charges of $3.8 million at several properties, primarily due to changes in strategy related to development projects and property damages.
(3) The fair value measurement was driven by pre-construction development costs and determined by estimating discounted cash flows based on the expectation that the development projects are no longer probable of being realized.
Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available as of June 30, 2026. As such, our estimates of fair value could differ significantly from the actual carrying value.
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
Catastrophic Event-Related Charges
Hurricanes Helene and Milton - In September and October 2024, Hurricane Helene and Hurricane Milton, respectively, made landfall in Florida and subsequently impacted several of our properties in the Southeastern and Mid-Atlantic region of the U.S. Estimated property insurance recoveries, excluding business interruption recoveries, of $40.3 million related to Hurricane Helene and Hurricane Milton, were recorded in Notes and other receivables, net, on the Condensed Consolidated Balance Sheets as of June 30, 2026. The table below sets forth changes in estimated property insurance recoveries, excluding business interruption recoveries (in millions):

Six Months Ended June 30, 2026
Total estimated insurance receivable - December 31, 2025	$42.0
Change in estimated property insurance recoveries	1.0
Proceeds received from insurer	(2.7)
Total estimated insurance receivable - June 30, 2026	$40.3

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The foregoing estimates are based on current information available, and we continue to assess these estimates. Actual charges and insurance recoveries could vary significantly from these estimates. Any changes to these estimates will be recognized in the period(s) in which they are determined.
15. Leases
Lessee Accounting
We lease land under non-cancelable operating leases at certain properties expiring at various dates through 2085. The majority of the leases have terms requiring fixed payments plus additional rents based on a percentage of revenues at those properties. We also have other operating leases, primarily office space and equipment expiring at various dates through 2033.
Future minimum lease payments under non-cancellable leases as of June 30, 2026 where we are the lessee include (in millions):

Operating Leases
2026 (excluding six months ended June 30, 2026)	$1.6
2027	2.8
2028	2.3
2029	2.2
2030	2.2
Thereafter	28.9
Total Lease Payments	40.0
Less: Imputed interest	(17.4)
Present Value of Lease Liabilities	$22.6
Right-of-use assets and lease liabilities for operating leases as included in our Condensed Consolidated Balance Sheets are as follows (in millions):

	Financial Statement Classification	As of
		June 30, 2026	December 31, 2025
Right-of-use lease assets, net	Other assets, net	$43.5	$44.8
Lease liabilities	Other liabilities	$22.6	$23.9
The components of lease costs for operating leases as included in our Condensed Consolidated Statements of Operations are as follows (in millions):

	Financial Statement Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Operating lease cost	General and administrative expense, Property operating and maintenance, Depreciation and amortization	$0.7	$1.0	$1.5	$1.4
Variable lease cost	Property operating and maintenance	0.5	0.4	1.0	0.8
Total Lease Cost		$1.2	$1.4	$2.5	$2.2
Lease term, discount rates, and additional information for operating leases are as follows:

	As of
Lease Term and Discount Rate	June 30, 2026	December 31, 2025
Weighted-average remaining lease terms (years)	28.02	27.20
Weighted-average discount rate	4.03%	3.95%

	Six Months Ended June 30,
Other Information (in millions)	2026	2025
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash outflows for operating leases	$1.5	$1.4
Financing cash outflows for finance leases	—	4.1
Total Cash Paid on Lease Liabilities	$1.5	$5.5

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Lessor Accounting
We are not the lessor for any finance leases at our properties as of June 30, 2026. Nearly all of our operating leases with our residents and customers at our properties where we are the lessor are for a time period not to exceed one year or month-to-month. As of June 30, 2026, future minimum lease payments with our residents or customers would not exceed 12 months.
Future minimum lease payments for operating leases with real estate operators at our properties were not material as of June 30, 2026.
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
17. Subsequent Events

Debt Repayments
In July 2026, we repaid two mortgage term loans totaling $258.3 million on the maturity dates in accordance with the loan documents. As a result of the debt repayment, 16 properties were unencumbered.
Stock Repurchase Program
In July 2026, we repurchased and retired 0.7 million shares of our outstanding common stock for $89.0 million.
We have evaluated our Condensed Consolidated Financial Statements for subsequent events through the date that this Form 10-Q was issued.

SUN COMMUNITIES, INC.
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes, along with our 2025 Annual Report.
OVERVIEW
We are a fully integrated REIT. As of June 30, 2026, we owned and operated, directly or indirectly, or held an interest in, a portfolio of 455 developed properties located in the U.S. and Canada including 295 MH communities and 160 RV communities. At that date, we also owned, operated, or held an interest in a portfolio of 54 UK properties, which were classified within discontinued operations as of June 30, 2026.
We have been in the business of operating, acquiring, developing and expanding MH and RV communities since 1975. We lease individual parcels of land, or sites, with utility access for the placement of manufactured homes and RVs to our MH and RV customers. Our MH communities are designed to offer affordable housing to individuals and families, while also providing certain amenities. In the U.S., we are also engaged in the marketing, selling and leasing of new and pre-owned homes to current and future residents in our MH communities. The rental program operations within our MH communities support and enhance our occupancy levels, property performance and cash flows. Our RV communities are designed to offer affordable vacation opportunities to individuals and families complemented by a diverse selection of high-quality amenities.
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
PARK HOLIDAYS SALE
During the three months ended June 30, 2026, we announced the Park Holidays Sale. The Park Holidays Sale represents the expected disposition of our UK business and a strategic shift in operations. Accordingly, the results of the UK business and assets and liabilities included in the disposition are presented as held for sale and as discontinued operations for all periods presented herein. Unless otherwise noted, all amounts, percentages, and discussions below reflect only the results of operations and financial condition of our continuing operations. The Park Holidays Sale is subject to receipt of regulatory approval from the UK Financial Conduct Authority, and is expected to close in the second half of 2026.
The Park Holidays Sale accelerates our strategy of focusing on our core North American MH and RV portfolio and enhances our liquidity and credit profile. After the closing of the Park Holidays Sale, the majority of our total NOI will be generated by Real Property NOI from properties located within the U.S.
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

SUN COMMUNITIES, INC.
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
FFO
FFO is defined by the National Association of Real Estate Investment Trusts ("Nareit") as GAAP net income (loss), excluding gains (or losses) from sales of certain real estate assets, real estate related depreciation and amortization, gains (or losses) from change in control, impairments of certain real estate assets and investments, and adjustments for nonconsolidated partnerships and joint ventures. FFO is a non-GAAP financial measure that management believes is a useful supplemental measure of our operating performance. By excluding gains and losses related to sales of previously depreciated operating real estate assets, real estate related impairment and real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not readily apparent from GAAP net income (loss). Management believes the use of FFO has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful.
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

SUN COMMUNITIES, INC.
RESULTS OF OPERATIONS
The following tables reconcile the Net income / (loss) attributable to SUI common shareholders to NOI and summarize our consolidated financial results for the three and six months ended June 30, 2026 and 2025 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income / (Loss) Attributable to SUI Common Shareholders	$(992.7)	$1,273.6	$(1,001.4)	$1,230.8
Interest income	(6.2)	(16.4)	(13.4)	(20.8)
Brokerage commissions and other revenues, net	(3.3)	(13.3)	(5.0)	(14.9)
General and administrative	49.9	50.6	108.5	97.6
Catastrophic event-related charges, net	0.8	0.4	1.3	0.3
Depreciation and amortization	123.9	117.3	245.3	232.0
Asset impairments	17.9	33.4	18.2	57.4
Loss on extinguishment of debt	—	102.4	—	102.4
Interest expense	38.1	54.4	76.5	132.9
(Gain) / loss on foreign currency exchanges	(13.3)	(39.4)	10.6	(48.1)
Loss on disposition of properties	22.0	1.3	20.9	2.1
Other (income) / expense, net	0.1	(6.9)	(8.4)	(12.6)
Loss on remeasurement of notes receivable	2.9	1.4	2.8	1.6
Income from nonconsolidated affiliates	(6.1)	(3.8)	(12.2)	(6.8)
Loss on remeasurement of investment in nonconsolidated affiliates	1.7	1.5	1.5	1.5
Current tax expense	0.6	2.6	1.5	3.8
Deferred tax (benefit) / expense	—	0.1	(0.1)	—
Net (income) / loss from discontinued operations, net	1,067.2	(1,360.3)	1,091.9	(1,340.4)
Add: Preferred return to preferred OP units / equity interests	2.5	3.2	5.2	6.3
Add: Income / (loss) attributable to noncontrolling interests	(34.7)	53.5	(35.0)	51.6
NOI	$271.3	$255.6	$508.7	$476.7

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Real property NOI	$260.6	$241.4	$497.0	$458.7
Home sales NOI	3.3	6.8	4.9	11.0
Ancillary NOI	7.4	7.4	6.8	7.0
NOI	$271.3	$255.6	$508.7	$476.7
Seasonality of Revenue
The RV segment is seasonal and the results of operations in any one period may not be indicative of results in future periods.
In the RV segment, certain properties maintain higher occupancy during the summer months, while other properties maintain higher occupancy during the winter months. Based on the location of our properties with transient RV sites, our portfolio generally produces higher revenues between April and September than between October and March. During the six months ended June 30, 2026, we recognized aggregate Real property - transient revenue from our RV segment of $28.9 million in the first quarter and $60.6 million in the second quarter.
During the year ended December 31, 2025, we recognized Real property - transient revenue as follows:

	Real property - transient revenue (in millions)	During the Three Months Ended
Year		March 31	June 30	September 30	December 31	Total
2025	$230.4	12.4%	27.6%	46.2%	13.8%	100.0%

SUN COMMUNITIES, INC.
Real Property Operations - Total Portfolio
The following tables reflect certain financial and other information for our real estate operations by segment as of and for the three and six months ended June 30, 2026 and 2025 (in millions, except for statistical information).

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	MH	RV	Total	MH	RV	Total
Revenues
Real property (excluding transient)	$271.2	$90.9	$362.1	$249.8	$85.5	$335.3
Real property - transient	0.2	60.4	60.6	0.2	63.4	63.6
Total operating revenues	271.4	151.3	422.7	250.0	148.9	398.9
Expenses
Property operating expenses	84.9	77.2	162.1	81.5	76.0	157.5
Real Property NOI	$186.5	$74.1	$260.6	$168.5	$72.9	$241.4

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	MH	RV	Total	MH	RV	Total
Revenues
Real property (excluding transient)(1)	$540.5	$172.2	$712.7	$498.6	$159.3	$657.9
Real property - transient	0.7	88.8	89.5	0.7	91.5	92.2
Total operating revenues	541.2	261.0	802.2	499.3	250.8	750.1
Expenses
Property operating expenses	169.0	136.2	305.2	158.2	133.2	291.4
Real Property NOI	$372.2	$124.8	$497.0	$341.1	$117.6	$458.7

	As of June 30, 2026			As of June 30, 2025
	MH	RV	Total	MH	RV	Total
Number of Properties	295	160	455	284	164	448
Sites
Sites(1)	100,860	32,510	133,370	97,380	32,100	129,480
Transient sites	N/A	22,760	22,760	N/A	23,440	23,440
Total	100,860	55,270	156,130	97,380	55,540	152,920
Occupancy	97.3%	100.0%	97.9%	97.4%	100.0%	98.1%
N/M = Not meaningful. N/A = Not applicable.
(1) MH annual sites included 13,130 and 11,567 rental homes in our rental program as of June 30, 2026 and 2025, respectively. Our gross investment in occupied rental homes at June 30, 2026 was $979.3 million, an increase of 20.5% from $812.5 million at June 30, 2025.
For the three months ended June 30, 2026, the $19.2 million, or 8.0% increase in Real Property NOI as compared to the same period in 2025, consists of an increase of $14.8 million from Same Property MH NOI, an NOI increase of $4.7 million, net from other recently acquired or developed properties and other items, partially offset by a decrease of $0.4 million from Same Property RV NOI.
For the six months ended June 30, 2026, the $38.3 million, or 8.3% increase in Real Property NOI as compared to the same period in 2025, consists of an increase of $25.7 million from Same Property MH NOI, an increase of $2.3 million from Same Property RV NOI, and an NOI increase of $10.2 million, net from other recently acquired or developed properties and other items.

SUN COMMUNITIES, INC.
Real Property Operations - Same Property Portfolio
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
The following tables reflect certain financial and other information for our Same Property MH and RV portfolios as of and for the three and six months ended June 30, 2026 and 2025 (in millions, except for statistical information):

	Three Months Ended June 30,
	2026			2025			Total Change	% Change(2)
	MH(1)	RV(1)	Total	MH(1)	RV(1)	Total		MH	RV	Total
Same Property Revenues
Real property (excluding transient)	$246.1	$80.4	$326.5	$231.7	$77.4	$309.1	$17.4	6.2%	3.8%	5.6%
Real property - transient	0.2	57.3	57.5	0.2	60.2	60.4	(2.9)	22.1%	(4.8)%	(4.7)%
Total Same Property operating revenues	246.3	137.7	384.0	231.9	137.6	369.5	14.5	6.2%	—%	3.9%
Same Property Expenses
Payroll and benefits	14.6	22.5	37.1	15.4	23.1	38.5	(1.4)	(5.7)%	(2.8)%	(4.0)%
Real estate taxes	19.6	6.9	26.5	19.1	6.8	25.9	0.6	2.4%	1.5%	2.2%
Supplies and repairs	13.4	10.0	23.4	11.8	8.8	20.6	2.8	14.0%	14.3%	14.1%
Utilities	5.4	12.7	18.1	5.3	11.8	17.1	1.0	2.8%	7.6%	6.1%
Legal, state / local taxes, and insurance	6.9	2.3	9.2	7.9	3.0	10.9	(1.7)	(13.2)%	(24.1)%	(16.1)%
Other	3.1	12.2	15.3	3.9	12.6	16.5	(1.2)	(19.5)%	(3.0)%	(6.8)%
Same Property operating expenses(1)	63.0	66.6	129.6	63.4	66.1	129.5	0.1	(0.7)%	0.8%	0.1%
Real Property NOI(3)	$183.3	$71.1	$254.4	$168.5	$71.5	$240.0	$14.4	8.8%	(0.7)%	6.0%

	Six Months Ended June 30,
	2026			2025			Total Change	% Change(2)
	MH(1)	RV(1)	Total	MH(1)	RV(1)	Total		MH	RV	Total
Same Property Revenues
Real property (excluding transient)	$489.1	$151.9	$641.0	$459.5	$144.7	$604.2	$36.8	6.4%	5.0%	6.1%
Real property - transient	0.7	82.9	83.6	0.7	86.3	87.0	(3.4)	4.5%	(3.9)%	(3.9)%
Total Same Property operating revenues	489.8	234.8	724.6	460.2	231.0	691.2	33.4	6.4%	1.7%	4.8%
Same Property Expenses
Payroll and benefits	29.6	38.5	68.1	29.4	39.1	68.5	(0.4)	0.8%	(1.4)%	(0.4)%
Real estate taxes	39.0	13.8	52.8	36.7	13.4	50.1	2.7	6.4%	2.5%	5.3%
Supplies and repairs	24.7	15.9	40.6	21.2	14.2	35.4	5.2	16.5%	11.8%	14.6%
Utilities	10.3	23.5	33.8	10.9	22.2	33.1	0.7	(5.6)%	5.8%	2.1%
Legal, state / local taxes, and insurance	14.3	4.9	19.2	15.4	5.9	21.3	(2.1)	(7.5)%	(16.6)%	(10.0)%
Other	6.0	19.6	25.6	6.4	19.9	26.3	(0.7)	(5.2)%	(1.4)%	(2.3)%
Same Property operating expenses(1)	123.9	116.2	240.1	120.0	114.7	234.7	5.4	3.3%	1.3%	2.3%
Real Property NOI(4)	$365.9	$118.6	$484.5	$340.2	$116.3	$456.5	$28.0	7.5%	2.0%	6.1%
(1) We net certain utilities revenues (which include utility reimbursement revenues from residents) against related utility expenses in property operating expenses as follows (in millions):

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	MH	RV	Total	MH	RV	Total
Utility revenue netted against related utility expense	$19.2	$5.4	$24.6	$17.6	$5.3	$22.9

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	MH	RV	Total	MH	RV	Total
Utility revenue netted against related utility expense	$40.0	$10.0	$50.0	$37.1	$9.6	$46.7
(2) Percentages are calculated based on unrounded numbers.

SUN COMMUNITIES, INC.

	As of June 30,
	2026		2025
	MH	RV	MH	RV
Number of properties	282	152	282	152
Sites
MH and annual RV sites	97,190	30,790	97,070	30,850
Transient RV sites	N/A	21,240	N/A	21,440
Total	97,190	52,030	97,070	52,290
MH and Annual RV Occupancy
Occupancy(1)	97.8%	100.0%	97.4%	100.0%
Average monthly base rent per site	$766	$700	$730	$679
% change in monthly base rent(2)	4.9%	3.2%	N/A	N/A
Rental Program Statistics included in MH
Number of occupied sites, end of period(3)	12,750	N/A	11,540	N/A
Monthly rent per home and site - MH rental program	$1,409	N/A	$1,374	N/A
% change(3)	2.5%	N/A	N/A	N/A
N/A = Not applicable.
(1) Same Property adjusted blended occupancy for MH and RV combined was 98.8% at June 30, 2026, down 10 basis points from 98.9% at June 30, 2025. Same Property blended occupancy for MH and RV was 98.3% at June 30, 2026, up 30 basis points from 98.0% at June 30, 2025.
(2) Percentages are calculated based on unrounded numbers.
(3) Occupied rental program sites in Same Property are included in total sites.
Same Property NOI
For the three months ended June 30, 2026 and 2025:
•The MH segment increase in NOI of $14.8 million, or 8.8%, when compared to the same period in 2025 is primarily due to an increase in Real property (excluding transient) revenue of $14.4 million, or 6.2% and NOI outperformance in our Rental Program. Real property (excluding transient) revenue increased primarily due to a 4.9% increase in monthly base rent and occupancy gains on a year-over-year basis.
•The RV segment decrease in NOI of $0.4 million, or 0.7%, when compared to the same period in 2025 is primarily due to a decrease in Transient revenue of $2.9 million, or 4.8% and an increase in Same Property operating expenses of $0.5 million, or 0.8%, partially offset by an increase in Real property (excluding transient) revenue of $3.0 million, or 3.8%. The increase in Same Property operating expenses was primarily due to an increase in supplies and repairs expense.
For the six months ended June 30, 2026 and 2025:
•The MH segment increase in NOI of $25.7 million, or 7.5%, when compared to the same period in 2025 is primarily due to an increase in Real property (excluding transient) revenue of $29.6 million, or 6.4% and NOI outperformance in our Rental Program, partially offset by an increase in Same Property operating expenses of $3.9 million, or 3.3%. Real property (excluding transient) revenue increased primarily due to a 4.9% increase in monthly base rent and occupancy gains on a year-over-year basis.
•The RV segment increase in NOI of $2.3 million, or 2.0%, when compared to the same period in 2025 is primarily due to an increase in Real property (excluding transient) revenue of $7.2 million, or 5.0%, partially offset by an increase in Same Property operating expenses of $1.5 million, or 1.3%. The increase in Real property (excluding transient) revenue was primarily due to a 3.2% increase in monthly base rent. The increase in Same Property operating expenses was primarily due to increases in supplies and repairs expense and utilities expense, net of reimbursements.

SUN COMMUNITIES, INC.
Home Sales Summary
We sell new and pre-owned homes to current and prospective residents and customers in our communities. This inventory is purchased from manufacturers, lenders, dealers, former residents, or customers.
The following table reflects certain financial and statistical information for our home sales program for the three and six months ended June 30, 2026 and 2025 (in millions, except for average selling price and statistical information):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Financial Information
Home sales	$27.8	$41.8	$(14.0)	(33.5)%	$54.3	$70.5	$(16.2)	(23.0)%
Home cost and selling expenses	24.5	35.0	(10.5)	(30.0)%	49.4	59.5	(10.1)	(17.0)%
NOI(a)	$3.3	$6.8	$(3.5)	(51.5)%	$4.9	$11.0	$(6.1)	(55.5)%
NOI margin %	11.9%	16.3%	(4.4)%		9.0%	15.6%	(6.6)%
Other Information
Units Sold:	326	480	(154)	(32.1)%	618	827	(209)	(25.3)%
Average Selling Price:	$85,276	$87,083	$(1,807)	(2.1)%	$87,864	$85,248	$2,616	3.1%
Home sales NOI
For the three months ended June 30, 2026, the 51.5% decrease in NOI was primarily driven by a 32.1% decrease in units sold, and a 4.4% decrease in NOI margin, primarily driven by fewer available sites in conjunction with reduced expansion and development activity.
For the six months ended June 30, 2026, the 55.5% decrease in NOI was primarily driven by a 25.3% decrease in units sold, and a 6.6% decrease in NOI margin, primarily driven by fewer available sites in conjunction with reduced expansion and development activity.
Other Items - Statements of Operations(1)
The following table summarizes other income and expenses for the three and six months ended June 30, 2026 and 2025 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Revenues
Ancillary, net	$7.4	$7.4	$—	—%	$6.8	$7.0	$(0.2)	(2.9)%
Interest	$6.2	$16.4	$(10.2)	(62.2)%	$13.4	$20.8	$(7.4)	(35.6)%
Brokerage commissions and other, net	$3.3	$13.3	$(10.0)	(75.2)%	$5.0	$14.9	$(9.9)	(66.4)%
Expenses
General and administrative expense	$49.9	$50.6	$(0.7)	(1.4)%	$108.5	$97.6	$10.9	11.2%
Catastrophic event-related charges, net	$0.8	$0.4	$0.4	100.0%	$1.3	$0.3	$1.0	333.3%
Depreciation and amortization	$123.9	$117.3	$6.6	5.6%	$245.3	$232.0	$13.3	5.7%
Asset impairments	$17.9	$33.4	$(15.5)	(46.4)%	$18.2	$57.4	$(39.2)	(68.3)%
Loss on extinguishment of debt	$—	$102.4	$(102.4)	(100.0)%	$—	$102.4	$(102.4)	(100.0)%
Interest	$38.1	$54.4	$(16.3)	(30.0)%	$76.5	$132.9	$(56.4)	(42.4)%
Other Items
Gain / (loss) on foreign currency exchanges	$13.3	$39.4	$(26.1)	(66.2)%	$(10.6)	$48.1	$(58.7)	(122.0)%
Loss on dispositions of properties, net	$(22.0)	$(1.3)	$(20.7)	N/M	$(20.9)	$(2.1)	$(18.8)	N/M
Other income / (expense), net	$(0.1)	$6.9	$(7.0)	N/M	$8.4	$12.6	$(4.2)	(33.3)%
Loss on remeasurement of notes receivable	$(2.9)	$(1.4)	$(1.5)	(107.1)%	$(2.8)	$(1.6)	$(1.2)	75.0%
Income from nonconsolidated affiliates	$6.1	$3.8	$2.3	60.5%	$12.2	$6.8	$5.4	79.4%
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates	$(1.7)	$(1.5)	$(0.2)	13.3%	$(1.5)	$(1.5)	$—	79.4%
Current tax expense	$(0.6)	$(2.6)	$2.0	(76.9)%	$(1.5)	$(3.8)	$2.3	(60.5)%
Deferred tax benefit / (expense)	$—	$(0.1)	$0.1	(100.0)%	$0.1	$—	$0.1	N/A
Income / (loss) from discontinued operations, net	$(1,067.2)	$1,360.3	$(2,427.5)	N/M	$(1,091.9)	$1,340.4	$(2,432.3)	(181.5)%
Preferred return to preferred OP units / equity interests	$2.5	$3.2	$(0.7)	(21.9)%	$5.2	$6.3	$(1.1)	(17.5)%
Income / (loss) attributable to noncontrolling interests	$(34.7)	$53.5	$(88.2)	N/M	$(35.0)	$51.6	$(86.6)	N/M
(1)Only items determined by management to be material, of interest, or unique to the periods disclosed above are explained below.
N/M = Percentage change is not meaningful. N/A = Not applicable

SUN COMMUNITIES, INC.
Interest income - for the three and six months ended June 30, 2026, decreased due to a lower cash balance in 2026 after deploying cash to acquire new properties, pay down debt, and repurchase shares of our common stock. Refer to Note 7, "Debt and Line of Credit," and Note 8, "Equity and Temporary Equity," in our accompanying Condensed Consolidated Financial Statements for additional information.
Brokerage commissions and other, net - for the three and six months ended June 30, 2026, decreased primarily due to the receipt of business interruption insurance proceeds from properties impacted by Hurricane Ian in 2025, that did not recur in the current period.
General and administrative expense - for the six months ended June 30, 2026, increased primarily due to accelerated share-based compensation expense of $13.8 million and severance costs of $4.4 million related to executive leadership transitions in 2026. Refer to Note 9, "Share-Based Compensation," in our accompanying Condensed Consolidated Financial Statements for additional information.
Asset impairments - for the three and six months ended June 30, 2026, decreased due to asset impairment charges of $32.2 million related to three RV properties in 2025 as compared to asset impairment charges of $14.1 million at two MH and RV land development parcels in 2026. Refer to Note 13, "Fair Value Measurements," in our accompanying Condensed Consolidated Financial Statements for additional information.
Loss on extinguishment of debt - for the three and six months ended June 30, 2026, decreased due to the recognition of early extinguishment premiums related to the settlement of $3.2 billion of debt obligations in 2025 that did not recur in 2026.
Interest expense - for the three and six months ended June 30, 2026, decreased primarily due to the settlement of $3.2 billion in debt obligations in 2025 using proceeds generated from the Safe Harbor Sale.
Gain / (loss) on foreign currency exchanges - for the three and six months ended June 30, 2026, was a gain of $13.3 million and loss of $10.6 million, respectively, as compared to a gain of $39.4 million and $48.1 million, respectively, during the same periods in 2025, primarily due to the fluctuation of the U.S. dollar versus the British pound sterling.
Loss on dispositions of properties, net - for the three and six months ended June 30, 2026, increased due to a loss of $22.0 million for the three months ended June 30, 2026, primarily driven by the disposition of a portfolio of five RV properties that we operated in joint ventures. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Condensed Consolidated Financial Statements for additional information.
Other income / (expense), net - for the three and six months ended June 30, 2026, was an expense of $0.1 million and income of $8.4 million, respectively, as compared to income of $6.9 million and $12.6 million, respectively, during the same periods in 2025, primarily due to an insurance recovery gain of $6.7 million in 2026, compared to cash flow hedge extinguishment gains of $7.4 million and contingent consideration gains of $6.0 million in 2025.
Income from nonconsolidated affiliates - for the three and six months ended June 30, 2026, was income of $6.1 million and $12.2 million, respectively, as compared to income of $3.8 million and $6.8 million, respectively, during the same periods in 2025, primarily due to the improved performance of our Sungenia JV. Refer to Note 6, "Investments in Nonconsolidated Affiliates," in our accompanying Condensed Consolidated Financial Statements for additional information.
Current tax expense - for the three and six months ended June 30, 2026, was an expense of $0.6 million and $1.5 million, respectively, as compared to an expense of $2.6 million and $3.8 million, respectively, during the same periods in 2025, primarily due to increased tax obligations resulting from the Safe Harbor Sale in 2025.
Income / (loss) from discontinued operations, net - for the three months ended June 30, 2026, was a loss of $1.1 billion, as compared to a gain of $1.4 billion in the same period in 2025, primarily due to a valuation allowance charge to adjust our UK assets to estimated fair value less costs to sell in 2026, as compared to a $1.4 billion gain recognized on the initial closing of the Safe Harbor Sale during the same period in 2025.

SUN COMMUNITIES, INC.
RECONCILIATION OF NET INCOME / (LOSS) ATTRIBUTABLE TO SUI COMMON SHAREHOLDERS TO FFO
The following table reconciles Net income / (loss) attributable to SUI common shareholders to FFO for the three and six months ended June 30, 2026 and 2025 (in millions, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income / (Loss) Attributable to SUI Common Shareholders	$(992.7)	$1,273.6	$(1,001.4)	$1,230.8
Adjustments
Depreciation and amortization - continuing operations	122.3	117.1	242.1	231.3
Depreciation and amortization - discontinued operations	7.0	8.9	17.1	53.6
Depreciation on nonconsolidated affiliates	0.3	0.2	0.6	0.4
Asset impairments - continuing operations	17.9	33.4	18.2	57.4
Asset impairments - discontinued operations	—	132.9	—	135.0
Loss on classification to held for sale - discontinued operations	1,077.2	—	1,077.2	—
Loss on remeasurement of investment in nonconsolidated affiliates	1.7	1.5	1.5	1.5
Loss on remeasurement of notes receivable	2.9	1.4	2.8	1.6
Loss on dispositions of properties, including tax effect - continuing operations	22.0	2.9	20.9	3.6
(Gain) / loss on dispositions of properties, including tax effect - discontinued operations	0.8	(1,445.0)	1.7	(1,444.7)
Add: Returns on preferred OP units / equity interests	2.5	3.1	5.2	6.3
Add: Income / (loss) attributable to noncontrolling interests	(34.7)	53.5	(35.0)	51.6
Gain on disposition of assets, net - continuing operations	(3.0)	(4.1)	(4.7)	(7.7)
(Gain) / loss on disposition of assets, net - discontinued operations	—	0.1	(0.4)	(0.2)
FFO Attributable to SUI Common Shareholders and Convertible Securities(1)(5)(6)	224.2	179.5	345.8	320.5
Adjustments
Acquisition and other transaction costs - continuing operations(2)	1.7	4.6	3.4	13.6
Acquisition and other transaction costs - discontinued operations(2)	14.9	50.5	15.4	65.6
Loss on extinguishment of debt	—	102.4	—	102.4
Catastrophic event-related charges, net	0.8	0.4	1.3	0.3
Loss of earnings - catastrophic event-related charges, net(3)	3.2	(5.7)	6.4	(1.7)
(Gain) / loss on foreign currency exchanges - continuing operations	(13.3)	(39.4)	10.6	(48.1)
Loss on foreign currency exchanges - discontinued operations	0.1	—	0.7	—
Deferred tax (benefit) / expense - continuing operations	—	0.1	(0.1)	—
Deferred tax (benefit) / expense - discontinued operations	(2.6)	(32.2)	3.9	(37.3)
Other adjustments, net - continuing operations(4)	5.2	(3.8)	13.5	(6.7)
Other adjustments, net - discontinued operations(4)	(0.2)	(24.5)	12.2	(9.9)
Core FFO Attributable to SUI Common Shareholders and Convertible Securities(1)(5)(6)	$234.0	$231.9	$413.1	$398.7

Weighted Average Common Shares and OP Units Outstanding(1)	127.0	131.8	127.4	132.1
FFO Attributable to SUI Common Shareholders and Convertible Securities(1)(5)(6)	$1.77	$1.36	$2.71	$2.43
Core FFO Attributable to SUI Common Shareholders and Convertible Securities(1)(5)(6)	$1.84	$1.76	$3.24	$3.02
(1)Assumes full conversion of all equity participating units, including common and preferred OP units, into our common stock, and has no material impact on previously reported results.
(2)These costs represent (i) nonrecurring integration expenses associated with acquisitions during the three and six months ended June 30, 2026 and 2025, (ii) costs associated with potential acquisitions that will not close, (iii) expenses incurred to bring recently acquired properties up to our operating standards, including items such as tree trimming and painting costs that do not meet our capitalization policy. Acquisition and other transaction costs - discontinued operations primarily represent non-recurring costs directly attributable to the Park Holidays Sale and the Safe Harbor Sale.

SUN COMMUNITIES, INC.
(3)Loss of earnings - catastrophic event-related charges, net include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Hurricane Ian - Estimated loss of earnings in excess of the applicable business interruption deductible	$—	$4.1	$—	$7.9
Hurricane Ian - Insurance recoveries realized for previously estimated loss of earnings	—	(9.9)	—	(9.9)
Hurricane Ian - Recognition of deferred lump sum insurance settlement	3.2	—	6.4	—
Hurricane Helene - Estimated loss of earnings in excess of the applicable business interruption deductible, net	—	0.1	—	0.3
Loss of earnings - catastrophic event-related charges, net	$3.2	$(5.7)	$6.4	$(1.7)
During the year ended December 31, 2025, we received a settlement of $80.2 million from an insurance provider to settle all claims related to property, casualty, flood, and business interruption insurance recoveries from Hurricane Ian. We concluded that $36.5 million of the total settlement pertained to business interruption recoveries through 2027, which we recorded as a contingent gain in accordance with ASC 450, "Contingencies." To better reflect the underlying economics of the transaction, we have elected to defer the business interruption recovery gain and recognize income ratably through 2027 for our presentation of Core FFO.
(4)Other adjustments, net - continuing operations relates primarily to accelerated deferred compensation expense during the three and six months ended June 30, 2026; a contingent consideration gain and severance costs during the six months ended June 30, 2026; and cash flow hedge gains from debt extinguishments and a contingent consideration gain during the six months ended June 30, 2025, and Other adjustments, net - discontinued operations relates primarily to long-term lease termination losses and gains during the three and six months ended June 30, 2026 and 2025, respectively.
(5)FFO and Core FFO include discontinued operations activity of $17.7 million or $0.14 per Share, and $30.0 million or $0.24 per Share, respectively, during the three months ended June 30, 2026, and $57.2 million or $0.43 per Share, and $51.1 million or $0.39 per Share, respectively, during the three months ended June 30, 2025.
(6) FFO and Core FFO include discontinued operations activity of $3.6 million or $0.03 per Share, and $35.7 million or $0.28 per Share, respectively, during the six months ended June 30, 2026, and $84.1 million or $0.64 per Share, and $102.7 million or $0.78 per Share, respectively, during six months ended June 30, 2025.

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
On a year-to-date basis through June 30, 2026, we initiated the following capital allocation decisions:
•Repurchased 1.4 million shares of our common stock at an average cost of $124.39 per share for a total of $171.2 million.
•Repaid two mortgage term loans of $177.9 million, which were secured by seven properties.
•Targeted reinvestment in strategic growth by acquiring one MH property for total cash consideration of $17.0 million, which was partially sourced from 1031 exchange escrow accounts to minimize tax impacts.
Subject to market conditions, we intend to selectively identify opportunities to acquire existing properties and expand our development pipeline. We finance acquisitions through available cash, secured financing, draws on our Senior Credit Facility, the assumption of existing debt on properties, and the issuance of debt and equity securities. As of June 30, 2026, we had allocated restricted cash of $9.7 million into 1031 exchange escrow accounts to fund potential future MH and RV acquisitions. Given the higher interest rate environment, we continue to selectively pursue acquisition and development opportunities that meet our underwriting criteria. Refer to Note 3, "Real Estate Acquisitions and Dispositions," in our accompanying Condensed Consolidated Financial Statements for additional details on acquisitions and dispositions completed to date.
Capital Expenditures (excluding Acquisition Costs)
Our capital expenditure activity is summarized as follows (in millions):

	Six Months Ended June 30,
	2026	2025
Recurring Capital Expenditures	$29.7	$22.1
Non-Recurring Capital Expenditures and Related Activities
Lot modifications	20.3	17.0
Growth projects	8.3	5.9
Capital improvements to recent acquisitions	3.8	4.0
Expansion and development	14.8	37.5
Rental program	87.0	89.4
Other	9.1	3.5
Total Non-Recurring Capital Expenditure and Related Activities	143.3	157.3
Total Capital Expenditure and Related Activities	$173.0	$179.4
Refer to the "Liquidity and Capital Resources" section in Part II, Item 7 of our 2025 Annual Report for capital expenditure activity definitions and additional information.

SUN COMMUNITIES, INC.
Cash Flow Activities
Our cash flow activities from continuing operations are summarized as follows (in millions):

	Six Months Ended June 30,
	2026	2025
Net Cash Provided By Operating Activities	$471.2	$396.2
Net Cash Used For Investing Activities	$(179.7)	$(0.7)
Net Cash Provided By / (Used For) Financing Activities	$(732.0)	$993.2
Cash, cash equivalents and restricted cash decreased by $441.5 million from $606.7 million as of December 31, 2025, to $165.2 million as of June 30, 2026.
Operating activities - Net cash provided by operating activities increased by $75.0 million to $471.2 million for the six months ended June 30, 2026, compared to $396.2 million for the six months ended June 30, 2025. The increase in operating cash flow was primarily due to growth in Same Property operating performance at our MH and RV properties and favorable timing of changes in inventory, other assets, and other liabilities during the six months ended June 30, 2026 as compared to the corresponding period in 2025.
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
See "Risk Factors" in Part I, Item 1A of our 2025 Annual Report, and Part II, Item 1A of this report.
Investing activities - Net cash used for investing activities increased by $179.0 million to $179.7 million for the six months ended June 30, 2026, compared to $0.7 million for the six months ended June 30, 2025. The increase in Net cash used for investing activities was primarily driven by an increase in cash deployed to acquire new properties and a decrease in cash proceeds received from disposition activity during the six months ended June 30, 2026 as compared to the corresponding period in 2025.
Financing activities - Net cash provided by financing activities was $732.0 million for the six months ended June 30, 2026, compared to net cash used for financing activities of $993.2 million for the six months ended June 30, 2025. The change in Net cash provided by / (used for) financing activities was primarily driven by a net capital transfer of $5.4 billion from Safe Harbor to the Company in conjunction with the Safe Harbor Sale in 2025, partially offset by an increase in cash deployed to settle debt obligations and distribute cash to shareholders in 2025, as compared to the corresponding period in 2026. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," in our accompanying Condensed Consolidated Financial Statements for additional information.
Our cash flow from discontinued operations is summarized as follows (in millions):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities - discontinued operations	$64.0	$103.7
Net cash provided by / (used for) investing activities - discontinued operations	$(73.0)	$5,317.2
Net cash provided by / (used for) financing activities - discontinued operations	$13.5	$(5,408.4)
Cash, cash equivalents and restricted cash for discontinued operations increased by $4.1 million from $29.4 million as of December 31, 2025, to $33.5 million as of June 30, 2026.
Operating activities - Net cash provided by operating activities for discontinued operations decreased by $39.7 million to $64.0 million for the six months ended June 30, 2026, compared to $103.7 million for the six months ended June 30, 2025. The decrease in net cash provided by operating activities from discontinued operations was due to the inclusion of operating cash flow from Safe Harbor during the six months ended June 30, 2025, which did not recur during the six months ended June 30, 2026, as the final closing of the Safe Harbor Sale completed on August 29, 2025.

SUN COMMUNITIES, INC.
Investing activities - Net cash used for investing activities for discontinued operations was $73.0 million for the six months ended June 30, 2026, compared to net cash provided by investing activities for discontinued operations of $5.3 billion for the six months ended June 30, 2025. The change in Net cash provided by / (used for) investing activities for discontinued operations is driven by the proceeds received from the Safe Harbor Sale in 2025. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," in our accompanying Condensed Consolidated Financial Statements for additional information on acquisitions and investment activity.
Financing activities - Net cash provided by financing activities for discontinued operations was $13.5 million for the six months ended June 30, 2026, compared to net cash used for financing activities for discontinued operation of $5.4 billion for the six months ended June 30, 2025. The change in Net cash provided by financing activities for discontinued operations is driven by the net capital transfers from the Safe Harbor Sale in 2025 which did not recur in 2026. Refer to Note 2, "Assets Held for Sale and Discontinued Operations," in our accompanying Condensed Consolidated Financial Statements for additional information.
We are exposed to interest rate variability associated with potential floating rate debt and any maturing debt that has to be refinanced. Interest rate movements impact our borrowing costs and, while as of June 30, 2026, 100% of our total debt was fixed rate financing, increases in interest costs have the potential to adversely affect our financial results.
Equity and Debt Activity
At the Market Offering Sales Agreement
We have entered into the ATM program with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock. Through June 30, 2026, we had entered into and settled forward sales agreements under the ATM for an aggregate gross sales price of $524.8 million, leaving $725.2 million available for sale under the ATM.
Stock Repurchase Program
In May 2026, our Board of Directors authorized a Stock Repurchase Program under which we may repurchase up to $1.0 billion in shares of our outstanding common stock through May 27, 2027. The Stock Repurchase Program renews our previous stock repurchase program and provides us with continued flexibility to repurchase shares of our common stock. Through June 30, 2026, we repurchased and retired 1.4 million shares of our outstanding common stock for $171.2 million. As of June 30, 2026, we had $888.9 million remaining authorized for purchase under this program. Refer to Note 8, "Equity and Temporary Equity," in our accompanying Condensed Consolidated Financial Statements for additional information.
Senior Unsecured Notes
The following table sets forth certain information regarding our senior unsecured notes (in millions, except for statistical information). All senior unsecured notes include interest payments on a semi-annual basis in arrears.

		Carrying Amount at
	Principal Amount	June 30, 2026	December 31, 2025
4.2% notes, issued in April 2022 and due in April 2032	$600.0	$594.5	$594.1
2.3% notes, issued in October 2021 and due in November 2028	450.0	448.4	448.1
2.7% notes, issued in June 2021 and October 2021, and due in July 2031	750.0	744.8	744.3
Total	$1,800.0	$1,787.7	$1,786.5
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

SUN COMMUNITIES, INC.
Credit Agreement
In September 2025, we entered into the Credit Agreement. Pursuant to the Credit Agreement, we may borrow up to $2.0 billion under a Senior Credit Facility. The Credit Agreement also permits, subject to the satisfaction of certain conditions, additional borrowings of $1.0 billion. The Senior Credit Facility's maturity date is January 31, 2030, and, at our option, may be extended for two additional six-month periods subject to the satisfaction of certain conditions. As of June 30, 2026, there were no borrowings under the Senior Credit Facility. Refer to Note 7, "Debt and Line of Credit," for additional information.
Financial Covenants
Pursuant to the terms of the Senior Credit Facility and senior unsecured notes payable, we are subject to various financial and other covenants. The most restrictive financial covenants for the Senior Credit Facility and senior unsecured notes payable are as follows:

Financial Covenants	Requirements	As of June 30, 2026
Credit Facility Covenants
Maximum leverage ratio	<65.0%	17.8%
Minimum fixed charge coverage ratio	>1.40	5.01
Maximum secured leverage ratio	<40.0%	9.2%
Senior Unsecured Note Covenants
Total debt to total assets	≤60.0%	28.4%
Secured debt to total assets	≤40.0%	15.8%
Consolidated income available for debt service to debt service	≥1.50	7.33
Unencumbered total asset value to total unsecured debt	≥150.0%	626.9%
As of June 30, 2026, we were in compliance with the above covenants and do not anticipate that we will be unable to meet these covenants in the near term.
Long-term Financing and Capital Requirements
Long-term Financing
We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, expansion and development of properties, other nonrecurring capital improvements, and Operating Partnership unit redemptions through long-term unsecured and secured debt, and the issuance of certain debt or equity securities, subject to market conditions. If current market and economic conditions, including relating to, among other things, interest rates, currency fluctuations, equity valuations, and inflation, continue or worsen, our ability to obtain debt and equity capital in the long-term on attractive terms may be adversely affected.
As of June 30, 2026 we had unrestricted cash on hand of $150.6 million, $2.0 billion of remaining capacity on the Senior Credit Facility, and a total of 353 unencumbered MH and RV properties.
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
As of June 30, 2026, our debt has a weighted average interest rate of 3.35% and a weighted average maturity of 6.9 years.

SUN COMMUNITIES, INC.
Capital Requirements
Certain of our nonconsolidated affiliates, which are accounted for under the equity-method of accounting, have incurred debt. We have not guaranteed the debt of our nonconsolidated affiliates in the arrangements referenced below, nor do we have any obligations to fund this debt should the nonconsolidated affiliates be unable to do so. Refer to Note 6, "Investments in Nonconsolidated Affiliates," in the accompanying Condensed Consolidated Financial Statements for additional information about these entities.
GTSC - GTSC maintains a warehouse line of credit with a maximum borrowing capacity of $208.0 million. As of June 30, 2026 and December 31, 2025, the aggregate carrying amount of debt, including both our and our partner's share, incurred by GTSC was $201.9 million (of which our proportionate share is $80.8 million), and $213.0 million (of which our proportionate share is $85.2 million), respectively. The debt bears interest at a variable rate based on a Commercial Paper or adjusted SOFR plus a margin ranging from 1.65% to 2.5% per annum and matures on December 15, 2026.
Sungenia JV - Sungenia maintains a debt facility agreement with a maximum borrowing capacity of $54.1 million Australian dollars, or $37.2 million converted at the June 30, 2026 exchange rate. As of June 30, 2026 and December 31, 2025, the aggregate carrying amount of the debt, including both our and our partners' share, incurred by Sungenia JV was $13.9 million (of which our proportionate share is approximately $6.9 million), and $20.8 million (of which our proportionate share is $10.4 million), respectively. The debt bears interest at a variable rate based on the Australian BBSY rate plus a margin ranging from 0.95% to 1.4%, subject to adjustment for additional future commitments, per annum and matures on June 30, 2027.

SUN COMMUNITIES, INC.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains various "forward-looking statements" within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act, and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this document that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events, or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as "forecasts," "intend," "goal," "estimate," "expect," "project," "projections," "plans," "predicts," "potential," "seeks," "anticipates," "should," "could," "may," "will," "designed to," "foreseeable future," "believe," "scheduled," "guidance," "target," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks, uncertainties, and other factors, both general and specific to the matters discussed in this document, some of which are beyond our control. These risks, uncertainties, and other factors may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under "Risk Factors" in our 2025 Annual Report, in Item 8.01 of our Current Report on Form 8-K filed May 21, 2026, and in our other filings with the SEC from time to time, such risks, uncertainties and other factors include, but are not limited to:

∙	Our ability complete the proposed sale of Park Holidays on a timely basis or at all;
∙	Risks that the proposed sale of Park Holidays disrupts current plans and operations;
∙	The impacts of the announcement or consummation of the proposed sale of Park Holidays on business relationships;
∙	The anticipated cost related to the proposed sale of Park Holidays;
∙	Our ability to realize the anticipated benefits of the proposed sale of Park Holidays;
∙	Our liquidity and refinancing demands;
∙	Our ability to obtain or refinance maturing debt;
∙	Our ability to maintain compliance with covenants contained in our debt facilities and our unsecured notes;
∙	Availability of capital;
∙	General volatility of the capital markets and the market price of shares of our capital stock;
∙	Increases in interest rates and operating costs, including insurance premiums, real estate taxes, and utilities;
∙	Difficulties in our ability to evaluate, finance, complete, and integrate acquisitions, developments, and expansions successfully;
∙	Competitive market forces;
∙	The ability of purchasers of manufactured homes to obtain financing;
∙	The level of repossessions of manufactured homes;
∙	Our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
∙	Expectations regarding the amount or frequency of impairment losses;
∙	Changes in general economic conditions, including inflation, deflation, energy costs, the real estate industry, the effects of tariffs or threats of tariffs, wars or other international conflicts, trade wars, immigration issues, supply chain disruptions, and the markets within which we operate;
∙	Changes in foreign currency exchange rates, including between the U.S. dollar and each of the British pound sterling, Canadian dollar, and Australian dollar;
∙	Our ability to maintain our status as a REIT;
∙	Changes in real estate and zoning laws and regulations;
∙	Our ability to maintain rental rates and occupancy levels;
∙	Legislative or regulatory changes, including changes to laws governing the taxation of REITs;
∙	Outbreaks of disease and related restrictions on business operations;
∙	Risks related to natural disasters such as hurricanes, earthquakes, floods, droughts, and wildfires; and
∙	Litigation, judgments or settlements, including costs associated with prosecuting or defending claims and any adverse outcomes.
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
Interest Rate Risk
Our principal market risk exposure is interest rate risk. We mitigate this risk by maintaining prudent amounts of leverage, minimizing capital costs, and interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures, which include the periodic use of derivatives. Our primary strategy in entering into derivative contracts is to minimize the variability that interest rate changes could have on our future cash flows. From time to time, we employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt. We do not enter into derivative instruments for speculative purposes. As of June 30, 2026, all of our outstanding debt obligations bore interest at fixed rates, which minimizes the impact of interest rate variability on our results of operations and cash flows in the near term. Additionally, we have exposure to long-term interest rates, which could affect the cost of refinancing existing debt or incurring additional debt in the future.
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
At June 30, 2026 and December 31, 2025, our shareholder's equity / (deficit) included $(142.8) million and $1.0 billion from our investments and operations in the UK, Canada, and Australia which collectively represented 2.3% and 14.4% of total shareholder's equity, respectively. Based on our sensitivity analysis, a 10.0% strengthening of the U.S. dollar against the pound sterling, Canadian dollar, and Australian dollar would have caused a reduction of $(14.3) million and $101.6 million to our total shareholder's equity / (deficit) at June 30, 2026 and December 31, 2025, respectively.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COMMUNITIES, INC.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Legal Proceedings
We are involved in various legal proceedings. Refer to "Legal Proceedings - Class Action Litigation" and "Other Legal Proceedings" in Part I - Item 1 - Note 14, "Commitments and Contingencies," in our accompanying Notes to the Condensed Consolidated Financial Statements.
Environmental Matters
Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed an applied threshold not to exceed $1.0 million. Applying this threshold, there are no environmental matters to disclose for the three months ended June 30, 2026.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part 1, Item 1A., "Risk Factors," in our 2025 Annual Report, and in Item 8.01 of our Current Report on Form 8-K filed on May 21, 2026, which could materially affect our business, financial condition, or future results. We have updated our risk factors set forth in such reports with the risk factor described below:
We have been and may in the future be required to write down long-lived assets due to impairment, which could have a material and adverse effect on our financial condition, liquidity, and results of operations, and the market price of our common stock.
Declines in the value of our real estate assets may result in the recognition of impairment charges. We review the carrying value of long-lived assets to be held for use for impairment quarterly or whenever events or changes in circumstances indicate a possible impairment. Future events could occur which would cause us to conclude that impairment indicators exist, and significant adverse changes in national, regional, or local market conditions or trends may cause us to change the estimates and assumptions used in our impairment analysis. The results of an impairment analysis could be material to our financial statements. Our primary indicators for potential impairment include a reduction in projected future cash flows and deteriorating NOI trends period over period. Circumstances that may prompt a test of recoverability may include a significant decrease in the anticipated market price, a change in strategy for an investment property that could indicate a shorter holding period, an adverse change to the extent or manner in which an asset may be used or in its physical condition, or other events that may significantly change the value of the long-lived asset. Any adverse change in these factors could cause an impairment in our assets, including our investment in real estate. Any such impairment could have an adverse impact on our results of operations and financial condition.
Refer to Note 1, "Basis of Presentation" and Note 2, "Assets Held for Sale and Discontinued Operations," in our accompanying Condensed Consolidated Financial Statements for information on a non-cash valuation allowance charge of $1.1 billion for our UK business that we recognized during the three months ended June 30, 2026. For a summary of our significant accounting policies and critical accounting estimates, refer to Note 1 of our Consolidated Financial Statements and the "Critical Accounting Estimates" section of Part II, Item 7, each within our 2025 Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Holders of our OP units have converted the following units during the three months ended June 30, 2026 (units and common stock in thousands):

		Three Months Ended June 30, 2026
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)
Common OP units	1.0000	176	176
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.
All of the securities described above were issued in private placements in reliance on Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.

SUN COMMUNITIES, INC.
Purchases of Equity Securities
The following table summarizes our common stock repurchases during the three months ended June 30, 2026 (dollar amounts in millions and number of shares in thousands, except for per share amounts):

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(2)
April 1, 2026 - April 30, 2026	24	$128.61	—	$400.8
May 1, 2026 - May 31, 2026	—	$124.61	—	$1,000.0
June 1, 2026 - June 30, 2026	901	$123.30	901	$888.9
Total	925		901
(1) During the three months ended June 30, 2026, we withheld 24 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.
(2) In May 2026, we announced that our Board of Directors authorized a stock repurchase program under which we may repurchase up to $1.0 billion in shares of our outstanding common stock through May 27, 2027. Under the Stock Repurchase Program, we may repurchase shares of our common stock in open market transactions, through privately negotiated transactions, through one or more accelerated repurchases, or otherwise, in accordance with the terms set forth in Rule 10b5-1 and Rule 10b-18 of the Exchange Act and other applicable legal requirements. The Stock Repurchase Program does not obligate us to repurchase any specific number of shares, and we may initiate, suspend, or discontinue purchases under the Stock Repurchase Program at any time. Refer to Note 8, "Equity and Temporary Equity," for additional information regarding our Stock Repurchase Program.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
On June 29, 2026, Gary Shiffman, our Chairman of the Board of Directors, adopted a written trading arrangement for the sale of securities of the Company's common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Shiffman's trading plan, which permits trades beginning October 1, 2026 and has a term ending March 31, 2027, provides for the sale of up to 120,000 shares of common stock pursuant to the terms of the plan.
No other officers or directors, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K, during the three months ended June 30, 2026.

SUN COMMUNITIES, INC.
ITEM 6. EXHIBITS

Exhibit No.	Description	Method of Filing
2.1*	Agreement for the sale and purchase of the entire issued share capital of certain target companies dated May 21, 2026 between Sun Communities Operating Limited Partnership and Panther Bidco Limited	Incorporated by reference to Exhibit 2.1 of Sun Communities Inc.'s Current Report on Form 8-K filed on May 28, 2026
3.1	Sun Communities, Inc. Articles of Restatement	Incorporated by reference to Exhibit 3.1 to Sun Communities, Inc.'s Annual Report on Form 10-K filed on February 22, 2018
3.2	Sun Communities, Inc. Articles of Amendment effective May 18, 2023	Incorporated by reference to Exhibit 3.1 to Sun Communities, Inc.'s Current Report on Form 8-K filed on May 19, 2023
3.3	Fifth Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to Sun Communities, Inc.'s Current Report on Form 8-K filed on May 15, 2025
22.1	List of issuers of guaranteed securities	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	Filed herewith
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

Dated: July 28, 2026	By:	/s/ Brian Loftus
Senior Vice President, Chief Accounting Officer, and Controller (Principal Accounting Officer)