Form 10-Q
period 2026-09-30
SUN COMMUNITIES INC
filed 2026-10-27
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of Common Stock, $0.01 par value per share, outstanding as of October 20, 2026: 119,365,784

SUN COMMUNITIES, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for per share amounts) (Unaudited)

	September 30, 2026	December 31, 2025
Assets
Land	$1,787.9	$1,810.5
Land improvements and buildings	8,646.7	8,699.2
Rental homes and improvements	1,024.4	940.2
Furniture, fixtures and equipment	690.3	674.3
Investment property	12,149.3	12,124.2
Accumulated depreciation	(3,769.3)	(3,505.7)
Investment property, net	8,380.0	8,618.5
Cash, cash equivalents and restricted cash	699.3	606.7
Inventory of manufactured homes	72.2	84.7
Notes and other receivables, net (includes $207.8 and $183.7 at fair value, respectively, see Note 4)	289.2	262.9
Collateralized receivables, net	37.6	43.2
Goodwill	9.5	9.5
Other intangible assets, net (see Note 5)	32.4	36.7
Other assets, net	299.5	309.2
Assets held for sale and discontinued operations, net (see Note 2)	—	2,551.5
Total Assets	$9,819.7	$12,522.9
Liabilities
Mortgage loans payable (see Note 7)	$1,950.2	$2,429.0
Secured borrowings on collateralized receivables	37.6	43.2
Unsecured debt (see Note 7)	1,788.4	1,786.5
Distributions payable	137.1	131.1
Advanced reservation deposits and rent	135.9	125.9
Accrued expenses and accounts payable	219.4	178.3
Other liabilities	73.5	73.2
Liabilities held for sale and discontinued operations, net (see Note 2)	—	427.2
Total Liabilities	4,342.1	5,194.4
Commitments and contingencies (see Note 14)
Temporary equity (see Note 8)	181.3	255.7
Shareholders’ Equity
Common stock, $0.01 par value. Authorized: 360.0 shares; Issued and outstanding: 119.9 shares at September 30, 2026 and 123.5 shares at December 31, 2025	1.2	1.2
Additional paid-in capital	9,307.8	9,563.1
Accumulated other comprehensive income	0.1	26.5
Distributions in excess of accumulated earnings	(4,086.1)	(2,634.7)
Total SUI Shareholders’ Equity	5,223.0	6,956.1
Noncontrolling interests	73.3	116.7
Total Shareholders’ Equity	5,296.3	7,072.8
Total Liabilities, Temporary Equity and Shareholders’ Equity	$9,819.7	$12,522.9
See accompanying Notes to Condensed Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Real property	$478.6	$457.1	$1,280.8	$1,207.2
Home sales	31.8	37.8	86.1	108.3
Ancillary	38.2	40.6	71.3	74.4
Interest	5.6	17.1	19.0	37.9
Brokerage commissions and other, net	4.0	3.3	9.0	18.2
Total Revenues	558.2	555.9	1,466.2	1,446.0
Expenses
Property operating and maintenance	148.9	143.3	399.2	383.4
Real estate tax	27.1	26.5	82.0	77.8
Home costs and selling	28.0	30.8	77.4	90.3
Ancillary	22.2	21.8	48.5	48.6
General and administrative	48.9	46.2	157.4	143.8
Catastrophic event-related charges, net (see Note 14)	0.2	0.8	1.5	1.1
Depreciation and amortization	125.7	115.3	371.0	347.3
Asset impairments (see Note 13)	17.2	165.9	35.4	223.3
Loss on extinguishment of debt	0.1	1.6	0.1	104.0
Interest	38.3	39.5	114.8	172.4
Total Expenses	456.6	591.7	1,287.3	1,592.0
Income / (Loss) Before Other Items	101.6	(35.8)	178.9	(146.0)
Gain / (loss) on foreign currency exchanges	0.7	(22.6)	(9.9)	25.5
Gain / (loss) on disposition of properties (see Note 3)	28.9	(1.0)	8.0	(3.1)
Other income, net	1.0	0.2	9.4	12.8
Loss on remeasurement of note receivable (see Note 4)	(1.7)	—	(4.5)	(1.6)
Income from nonconsolidated affiliates (see Note 6)	7.4	4.3	19.6	11.1
Gain / (loss) on remeasurement of investment in non-consolidated affiliates	0.3	0.4	(1.2)	(1.1)
Current tax benefit / (expense)	(1.6)	0.5	(3.1)	(3.3)
Deferred tax benefit	0.5	0.9	0.6	0.9
Net Income / (Loss) from Continuing Operations	137.1	(53.1)	197.8	(104.8)
Income / (loss) from discontinued operations, net (see Note 2)	(9.3)	64.0	(1,101.2)	1,404.4
Net Income / (Loss)	127.8	10.9	(903.4)	1,299.6
Less: Preferred return to preferred Operating Partnership (“OP”) units / equity interests	2.5	3.2	7.7	9.5
Less: Income / (loss) attributable to noncontrolling interests	4.6	(0.8)	(30.4)	50.8
Net Income / (Loss) Attributable to SUI Common Shareholders	$120.7	$8.5	$(880.7)	$1,239.3

Weighted average common shares outstanding - basic	120.8	123.9	122.0	125.6
Weighted average common shares outstanding - diluted	123.2	124.1	126.7	125.6

Basic earnings / (loss) per share from continuing operations	$1.07	$(0.45)	$1.85	$(1.37)
Basic earnings / (loss) per share from discontinued operations	(0.07)	0.52	(9.03)	11.18
Basic earnings / (loss) per share (see Note 11)	$1.00	$0.07	$(7.18)	$9.81

Diluted earnings / (loss) per share from continuing operations	$1.07	$(0.45)	$1.55	$(1.37)
Diluted earnings / (loss) per share from discontinued operations	(0.07)	0.52	(8.69)	11.18
Diluted earnings / (loss) per share (see Note 11)	$1.00	$0.07	$(7.14)	$9.81
See accompanying Notes to Condensed Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
(In millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income / (Loss)	$127.8	$10.9	$(903.4)	$1,299.6
Foreign Currency Translation
Net foreign currency translation gains / (losses)	(1.1)	(16.3)	(21.5)	51.3
Cash Flow Hedges
Change in unrealized loss on interest rate derivatives	—	(0.3)	—	(3.9)
Less: Interest rate derivative gain reclassified to earnings	(0.9)	(0.9)	(4.4)	(14.2)
Net unrealized loss on interest rate derivatives	(0.9)	(1.2)	(4.4)	(18.1)
Total Comprehensive Income / (Loss)	125.8	(6.6)	(929.3)	1,332.8
Less: Comprehensive income / (loss) attributable to noncontrolling interests	4.9	—	(29.9)	50.2
Comprehensive Income / (Loss) Attributable to SUI	$120.9	$(6.6)	$(899.4)	$1,282.6
See accompanying Notes to Condensed Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions) (Unaudited)

			Shareholders’ Equity
	Temporary Equity	Common Stock (Shares)	Common Stock ($Value)	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Distributions in Excess of Accumulated Earnings	Noncontrolling Interests	Total Shareholders’ Equity	Total Equity
Balance at December 31, 2025	$255.7	123.5	$1.2	$9,563.1	$26.5	$(2,634.7)	$116.7	$7,072.8	$7,328.5
Issuance of common stock, common OP units, and other securities, net	—	0.2	—	—	—	—	—	—	—
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.1)	—	(6.9)	—	—	—	(6.9)	(6.9)
Common stock repurchased	—	(0.4)	—	(36.9)	—	(23.2)	—	(60.1)	(60.1)
Conversions	—	0.1	—	4.2	—	—	(4.2)	—	—
Share-based compensation - amortization and forfeitures	—	—	—	16.3	—	0.1	—	16.4	16.4
Redemptions	(57.5)	—	—	3.3	—	—	—	3.3	(54.2)
Other comprehensive income / (loss)	—	—	—	—	(14.7)	—	0.8	(13.9)	(13.9)
Net income / (loss)	0.1	—	—	—	—	(6.0)	(0.4)	(6.4)	(6.3)
Distributions	(2.1)	—	—	—	—	(138.2)	(3.5)	(141.7)	(143.8)
OP units accretion	0.6	—	—	—	—	(0.6)	—	(0.6)	—
Balance at March 31, 2026	$196.8	123.3	$1.2	$9,543.1	$11.8	$(2,802.6)	$109.4	$6,862.9	$7,059.7
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	—	—	(3.1)	—	—	—	(3.1)	(3.1)
Common stock repurchased	—	(1.0)	—	(69.7)	—	(41.4)	—	(111.1)	(111.1)
Conversions	—	0.2	—	4.6	—	—	(4.6)	—	—
Sale of consolidated affiliates	—	—	—	—	—	—	(0.8)	(0.8)	(0.8)
Share-based compensation - amortization and forfeitures	—	—	—	12.6	—	0.1	—	12.7	12.7
Redemptions	(2.6)	—	—	—	—	—	—	—	(2.6)
Other comprehensive loss	—	—	—	—	(9.4)	—	(0.6)	(10.0)	(10.0)
Net loss	(9.1)	—	—	—	—	(990.2)	(25.6)	(1,015.8)	(1,024.9)
Distributions	(1.6)	—	—	—	—	(137.1)	(3.6)	(140.7)	(142.3)
OP units accretion	0.5	—	—	—	—	(0.5)	—	(0.5)	—
Balance at June 30, 2026	$184.0	122.5	$1.2	$9,487.5	$2.4	$(3,971.7)	$74.2	$5,593.6	$5,777.6
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.3)	—	(0.7)	—	—	—	(0.7)	(0.7)
Common stock repurchased	—	(2.4)	—	(190.6)	—	(102.7)	—	(293.3)	(293.3)
Conversions	—	0.1	—	0.9	—	—	(0.9)	—	—
Acquisition of third-party equity interest in consolidated entities	(2.8)	—	—	2.8	—	—	—	2.8	—
Share-based compensation - amortization and forfeitures	—	—	—	7.9	—	—	—	7.9	7.9
Other comprehensive income / (loss)	—	—	—	—	(2.3)	—	0.3	(2.0)	(2.0)
Net income	1.6	—	—	—	—	123.2	3.0	126.2	127.8
Distributions	(1.9)	—	—	—	—	(134.5)	(3.3)	(137.8)	(139.7)
OP units accretion	0.4	—	—	—	—	(0.4)	—	(0.4)	—
Balance at September 30, 2026	$181.3	119.9	$1.2	$9,307.8	$0.1	$(4,086.1)	$73.3	$5,296.3	$5,477.6

SUN COMMUNITIES, INC.

			Shareholders’ Equity
	Temporary Equity	Common Stock (Shares)	Common Stock ($Value)	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (loss)	Distributions in Excess of Accumulated Earnings	Noncontrolling Interests	Total Shareholders’ Equity	Total Equity
Balance at December 31, 2024	$259.8	127.4	$1.3	$9,864.2	$(7.9)	$(2,775.9)	$111.1	$7,192.8	$7,452.6
Issuance of common stock, common OP units, and other securities, net	3.4	0.3	—	(0.1)	—	—	—	(0.1)	3.3
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.1)	—	(8.4)	—	—	—	(8.4)	(8.4)
Conversions	—	—	—	1.2	—	—	(1.2)	—	—
Share-based compensation - amortization and forfeitures	—	—	—	10.9	—	0.1	—	11.0	11.0
Redemptions	(19.6)	—	—	(2.4)	—	—	—	(2.4)	(22.0)
Other comprehensive income / (loss)	—	—	—	—	1.3	—	(0.5)	0.8	0.8
Net loss	(0.4)	—	—	—	—	(39.7)	(1.5)	(41.2)	(41.6)
Distributions	(2.2)	—	—	—	—	(119.9)	(3.4)	(123.3)	(125.5)
OP units accretion	3.3	—	—	—	—	(3.3)	—	(3.3)	—
Balance at March 31, 2025	$244.3	127.6	$1.3	$9,865.4	$(6.6)	$(2,938.7)	$104.5	$7,025.9	$7,270.2
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	(0.2)	—	(0.6)	—	—	—	(0.6)	(0.6)
Common stock repurchased	—	(1.6)	—	(126.8)	—	(76.0)	—	(202.8)	(202.8)
Conversions	—	0.1	—	1.5	—	—	(1.5)	—	—
Share-based compensation - amortization and forfeitures	—	—	—	5.2	—	0.5	—	5.7	5.7
Redemptions	(2.0)	—	—	—	—	—	—	—	(2.0)
Other comprehensive income / (loss)	—	—	—	—	50.8	—	(0.9)	49.9	49.9
Net income	16.2	—	—	—	—	1,276.7	37.4	1,314.1	1,330.3
Distributions	(2.4)	—	—	—	—	(641.0)	(15.2)	(656.2)	(658.6)
OP units accretion	1.8	—	—	—	—	(1.8)	—	(1.8)	—
Balance at June 30, 2025	$257.9	125.9	$1.3	$9,744.7	$44.2	$(2,380.3)	$124.3	$7,534.2	$7,792.1
Issuance of common stock, common OP units, and other securities, net	—	—	—	(0.1)	—	—	—	(0.1)	(0.1)
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock awards	—	—	—	0.3	—	—	—	0.3	0.3
Common stock repurchased	—	(2.3)	(0.1)	(181.4)	—	(116.0)	—	(297.5)	(297.5)
Conversions	—	—	—	0.8	—	—	(0.8)	—	—
Share-based compensation - amortization and forfeitures	—	—	—	8.7	—	—	—	8.7	8.7
Other comprehensive income / (loss)	—	—	—	—	(18.3)	—	0.8	(17.5)	(17.5)
Net income / (loss)	(1.2)	—	—	—	—	11.7	0.4	12.1	10.9
Distributions	(2.5)	—	—	—	—	(128.4)	(3.7)	(132.1)	(134.6)
OP units accretion	2.0	—	—	—	—	(2.0)	—	(2.0)	—
Balance at September 30, 2025	$256.2	123.6	$1.2	$9,573.0	$25.9	$(2,615.0)	$121.0	$7,106.1	$7,362.3
See accompanying Notes to Condensed Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net cash provided by operating activities - continuing operations	$650.7	$574.6
Net cash provided by operating activities - discontinued operations	39.7	123.1
Net Cash Provided By Operating Activities	690.4	697.7
Investing Activities
Investment in properties	(269.9)	(268.9)
Acquisitions, net of cash acquired	(22.3)	(1.6)
Proceeds from insurance	21.9	4.5
Proceeds from disposition of assets and depreciated homes, net	8.5	13.7
Proceeds related to disposition of properties	123.0	142.3
Issuance of notes and other receivables	(8.3)	(0.9)
Repayments of notes and other receivables	5.5	38.7
Distributions of capital from nonconsolidated affiliates	7.2	9.0
Other investing activities	(3.1)	(5.7)
Net cash used for investing activities - continuing operations	(137.5)	(68.9)
Net cash provided by investing activities - discontinued operations	941.6	5,452.9
Net Provided By Investing Activities	804.1	5,384.0
Financing Activities
Issuance and costs of common stock, OP units and preferred OP units, net	—	(0.2)
Common stock withheld to satisfy income tax obligations related to vesting of restricted stock	(8.1)	(7.0)
Repurchases of common stock	(464.5)	(500.3)
Redemptions of preferred OP units	(56.8)	(2.0)
Borrowings on lines of credit	509.0	624.5
Payments on lines of credit	(509.0)	(2,106.5)
Payments on other debt	(478.2)	(1,772.5)
Distributions	(419.8)	(909.8)
Payments for deferred financing costs, net of prepaid return	—	(11.3)
Net capital transfer from consolidated affiliates	1,007.8	5,282.5
Net cash provided by / (used for) financing activities - continuing operations	(419.6)	597.4
Net cash used for financing activities - discontinued operations	(1,010.4)	(5,564.5)
Net Cash Used For Financing Activities	(1,430.0)	(4,967.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.3)	1.5
Net change in cash, cash equivalents and restricted cash	63.2	1,116.1
Cash, cash equivalents and restricted cash, beginning of period	636.1	63.9
Cash, cash equivalents and restricted cash, end of period	699.3	1,180.0
Less: Cash, cash equivalents and restricted cash - discontinued operations	—	(25.8)
Cash, Cash Equivalents and Restricted Cash - Continuing Operations	$699.3	$1,154.2

	Nine Months Ended September 30,
	2026	2025
Supplemental Information
Cash paid for interest, net of amounts capitalized	$110.3	$194.1
Cash paid for income taxes	$7.7	$3.5
Noncash Investing and Financing Activities
Reduction in secured borrowing balance	$4.7	$5.5
Change in distributions declared and outstanding	$6.0	$8.9
Conversion of common and preferred OP units	$9.7	$3.5
Reduction in note receivable balance in exchange for redemption of preferred OP units	$—	$23.8
See accompanying Notes to Condensed Consolidated Financial Statements.

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
Sun Communities, Inc., and all wholly-owned or majority-owned and controlled subsidiaries, including Sun Communities Operating Limited Partnership (the “Operating Partnership”), Sun Home Services, Inc. (“SHS”), are referred to herein as the “Company,” “SUI,” “us,” “we,” or “our.”
We have elected to be taxed as a real estate investment trust (“REIT”) pursuant to Section 856(c) of the Internal Revenue Code of 1986, as amended (“Code”). We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT during the three and nine months ended September 30, 2026.
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
The results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on February 25, 2026 (our “2025 Annual Report”). These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our 2025 Annual Report.
Real Estate Held for Sale and Discontinued Operations
In May 2026, we entered into a definitive agreement to sell all of the outstanding equity of our United Kingdom (“UK”) subsidiaries (referred to herein as “Park Holidays” or the “UK business”) to Panther Bidco Limited (the “Park Holidays Sale”). On September 22, 2026, we completed the closing of the Park Holidays Sale and fully divested our investment in the UK business, which represented a strategic shift in operations. Accordingly, the results of the UK business and assets and liabilities included in the disposition have been reflected as discontinued operations through the final transaction closing date. Certain reclassifications have been made to prior period financial statements and related notes in order to conform to current period presentation.
In February 2025, we entered into a definitive agreement to sell our former Safe Harbor Marinas, LLC subsidiary (“Safe Harbor”) for an aggregate purchase price of approximately $5.65 billion, subject to certain adjustments (the “Safe Harbor Sale”). The Safe Harbor Sale represented the sale of our former marina business and a strategic shift in operations. Accordingly, the results of the Safe Harbor business have been reflected as discontinued operations on our Condensed Consolidated Statements of Operations through the final transaction closing date of August 29, 2025.
Unless otherwise noted, the information disclosed in Note 3 through Note 17 refer only to our continuing operations and do not include discussion of balances or activity related to the UK and Safe Harbor businesses, which are each included within discontinued operations. Refer to Note 2, “Discontinued Operations,” for additional information.
Reportable Segments
As a result of the Park Holidays Sale, we revised our reporting structure from a three-segment to a two-segment structure, which consists of (i) manufactured home (“MH”) communities and (ii) recreational vehicle (“RV”) communities. Refer to Note 10, “Segment Reporting,” for additional information.

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
2. Discontinued Operations
Discontinued operations consist of our former UK and Safe Harbor businesses. The following table sets forth a summary of the Income / (loss) from discontinued operations, net (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income / (loss) from discontinued operations, net - Park Holidays Sale	$(9.3)	$49.4	$(1,101.2)	$(14.2)
Income from discontinued operations, net - Safe Harbor Sale	—	14.6	—	1,418.6
Income / (loss) from discontinued operations, net	$(9.3)	$64.0	$(1,101.2)	$1,404.4
Park Holidays Sale
In May 2026, we entered into the Park Holidays Sale, which represents a strategic shift in operations that will have a major effect on our operations and financial results. Accordingly, the results of the UK business and assets and liabilities included in the Park Holidays Sale have been reclassified as discontinued operations through the final transaction closing date of September 22, 2026 pursuant to ASC 205-20, “Presentation of Financial Statements: Discontinued Operations.” As of June 30, 2026, we determined that the fair value of the UK business, including costs to sell, was lower than its carrying value. Prior to the second quarter of 2026, the UK business was managed and evaluated on a held-and-used basis. Although management routinely evaluates strategic alternatives and capital allocation opportunities across its portfolio, including opportunities related to its UK operations, no definitive decision had been made to sell the business and we continued to invest in the growth and expansion of the business up until the announcement of the Park Holidays Sale. Accordingly, during the three months ended June 30, 2026, we recorded a non-cash valuation allowance charge of $1.1 billion against the assets held for sale to reduce the carrying value of the UK business to its estimated fair value less costs to sell. The fair value was estimated using the expected sale price as negotiated with the buyer, a market participant assumption and Level 2 fair value input. Costs to sell included estimated incremental, direct costs incurred to transact the Park Holidays Sale. The charge was recorded within Income / (loss) from discontinued operations, net on our Condensed Consolidated Statements of Operations.
During the three months ended September 30, 2026, we completed the closing of the Park Holidays Sale for gross sales proceeds of £772.3 million (or approximately $1.05 billion), after certain customary locked box and other adjustments. The closing of the Park Holidays Sale generated cash proceeds to the Company of approximately $1.03 billion, net of closing and employee separation costs. In conjunction with the closing, we recorded an increase to the valuation allowance and loss on disposal of $50.6 million, primarily driven by settlement of working capital related to the sale. The increase to the valuation allowance and loss on disposal was recorded within Income / (loss) from discontinued operations, net on our Condensed Consolidated Statements of Operations.
In connection with the Park Holidays Sale, we recorded a deferred tax asset within our continuing operations related to loss carryforwards with a corresponding valuation allowance. As of September 30, 2026, the deferred tax asset was $78.9 million, and the net deferred tax asset was $0, after recording a full valuation allowance.
We have limited continuing involvement with Park Holidays primarily with respect to providing a continuation of certain IT services through no later than May 31, 2027 under a transition services agreement. Revenue earned from this arrangement during the three months ended September 30, 2026 was not material.

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table sets forth a summary of assets and liabilities classified as discontinued operations related to the UK business (in millions):

	September 30, 2026	December 31, 2025
Assets
Land	$—	$1,692.7
Land improvements and buildings	—	587.6
Furniture, fixtures and equipment	—	95.5
Investment property	—	2,375.8
Accumulated depreciation	—	(92.6)
Investment property, net	—	2,283.2
Cash, cash equivalents and restricted cash	—	29.4
Inventory of manufactured homes	—	58.2
Notes and other receivables, net	—	69.2
Other intangible assets, net	—	64.8
Other assets, net	—	46.7
Total assets attributable to discontinued operations, net	$—	$2,551.5
Liabilities
Advanced reservation deposits and rent	$—	$130.0
Accrued expenses and accounts payable	—	49.8
Other liabilities	—	247.4
Total liabilities attributable to discontinued operations, net	$—	$427.2

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table sets forth a summary of the operating results of the UK business included within Income / (loss) from discontinued operations, net through the final transaction closing date (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Real property	$60.0	$60.6	$150.7	$145.1
Home sales	50.6	57.8	145.3	154.6
Ancillary	19.9	20.2	41.7	41.0
Interest, brokerage commissions and other, net	2.2	2.7	4.0	4.2
Total Revenues	132.7	141.3	341.7	344.9
Expenses
Property operating and maintenance	25.4	25.5	77.0	74.6
Real estate tax	2.0	2.2	6.5	6.3
Home costs and selling	34.9	40.3	103.6	110.2
Ancillary	15.6	16.9	38.1	39.0
General and administrative(1)	14.4	9.6	50.0	30.2
Depreciation and amortization	—	10.9	18.9	30.0
Asset impairments	—	—	—	132.7
Interest	0.1	2.0	0.3	9.4
Total Expenses	92.4	107.4	294.4	432.4
Income / (Loss) Before Other Items	40.3	33.9	47.3	(87.5)
Gain / (loss) on disposition of properties, net	5.0	(0.3)	3.3	(0.6)
Other income / (expense), net	—	18.9	(12.1)	43.9
Loss on foreign currency exchanges	—	—	(0.7)	—
Loss from classification to held for sale and disposal of discontinued operation(2)	(50.6)	—	(1,127.8)	—
Income / (Loss) from Discontinued Operations, before income taxes	(5.3)	52.5	(1,090.0)	(44.2)
Current tax expense	(4.0)	(4.3)	(7.3)	(8.5)
Deferred tax benefit / (expense)	—	1.2	(3.9)	38.5
Income / (Loss) from Discontinued Operations	$(9.3)	$49.4	$(1,101.2)	$(14.2)
(1) Includes transaction costs associated with the Park Holidays Sale of $4.1 million and $19.0 million during the three and nine months ended September 30, 2026, respectively, primarily consisting of legal and advisory fees.
(2) Includes transaction costs incurred in connection with the closing of the Park Holidays Sale of $1.6 million and $65.4 million during the three and nine months ended September 30, 2026, respectively, primarily consisting of employee separation costs, broker fees, and other closing costs.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Revenues
Real property	$2.8	$145.9
Service, retail, dining, and entertainment	1.6	164.7
Interest, brokerage commissions and other, net	—	1.6
Total Revenues	4.4	312.2
Expenses
Property operating and maintenance	1.4	53.6
Real estate tax	—	7.9
Service, retail, dining and entertainment	1.5	155.4
General and administrative(1)	0.4	81.4
Depreciation, amortization and loss on disposal of assets	0.2	36.3
Asset impairments	—	2.3
Total Expenses	3.5	336.9
Income / (Loss) Before Other Items	0.9	(24.7)
Gain on disposition of properties, net	15.4	1,460.4
Other expense, net(2)	—	(14.8)
Income from discontinued operations, before income taxes	16.3	1,420.9
Current tax expense	(1.7)	(2.3)
Income from discontinued operations, net	$14.6	$1,418.6
(1) Includes transaction costs of $63.1 million recognized during the nine months ended September 30, 2025 that were directly related to the Safe Harbor Sale, including legal and advisory fees, employee separation costs, and other expenses.
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

3. Real Estate Acquisitions and Dispositions
2026 Acquisitions and Dispositions
The following acquisitions of real estate properties for our continuing operations occurred during the nine months ended September 30, 2026:

Property Name	Segment	State, Province, or Country	Month Acquired
Parkhurst Estates	MH	MI	January
The following table summarizes the amount of assets acquired, net of liabilities assumed, at the acquisition date and the consideration paid for the acquisitions completed during the nine months ended September 30, 2026 (in millions):

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

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Refer to Note 17, “Subsequent Events,” for acquisitions that closed subsequent to September 30, 2026.
The following dispositions of real estate properties for our continuing operations occurred during the nine months ended September 30, 2026 (in millions, except for statistical information):

Property Name	Segment	Number of Properties	State, Province, or Country	Month Disposed	Gross Sales Proceeds	Cash Consideration, net(1)		Gain / (Loss) on Disposition(3)
Sun Retreats Amherstberg	RV	1	ON	April	$0.1	$(0.2)		$(0.4)
Joint Venture RV Portfolio	RV	5	Various	June	$9.0	$0.1	(2)	$(21.1)
Fort Myers RV Portfolio	RV	3	FL	September	$127.0	$122.5		$28.9
(1) Cash consideration, net of settlement of the associated mortgage debt, when applicable, and other closing adjustments.
(2) As part of the terms of the disposition, we provided financing to the counterparty in the form of a note receivable of $8.0 million. Refer to Note 4, “Notes and Other Receivables,” for additional details.
(3) Recorded in Gain / (loss) on disposition of properties on the Condensed Consolidated Statement of Operations.
4. Notes and Other Receivables
The following table sets forth certain information regarding notes and other receivables (in millions):

	September 30, 2026	December 31, 2025
Installment notes receivable on manufactured homes, net	$152.7	$139.2
Notes receivable from real estate operators	55.1	44.5
Other receivables:
Insurance receivables(1)	29.4	42.4
Receivables from residents and customers(2)	20.6	15.1
Home sale proceeds	15.1	15.1
Other receivables	16.3	6.6
Other receivables, net	81.4	79.2
Total Notes and Other Receivables, net	$289.2	$262.9
(1)Primarily consists of receivables from insurance providers related to Hurricanes Helene and Milton. Refer to Note 14, “Commitments and Contingencies,” for additional details.
(2)Net of allowance for credit losses of $5.5 million and $5.0 million as of September 30, 2026 and December 31, 2025, respectively.
Installment Notes Receivable on Manufactured Homes
Installment notes receivable are measured at fair value, using indicative pricing models from third party valuation specialists, in accordance with ASC 820, “Fair Value Measurement.” The balances of installment notes receivable of $152.7 million (principal of installment notes receivable of $160.2 million less fair value adjustment of $7.5 million) and $139.2 million (principal of installment notes receivable of $142.1 million less fair value adjustment of $2.9 million) as of September 30, 2026 and December 31, 2025, respectively, are secured by manufactured homes. The notes had a weighted average interest rate (net of servicing costs) and maturity of 7.6% and 17.2 years and 7.5% and 17.3 years as of September 30, 2026 and December 31, 2025, respectively. Refer to Note 13, “Fair Value Measurements,” for additional details.
Notes Receivable from Real Estate Operators
These notes receivable are measured at fair value and consist of loans provided to real estate operators in conjunction with real estate transactions. The balance on these notes was $55.1 million with a net weighted average interest rate and maturity of 5.4% and 1.2 years as of September 30, 2026, and was $44.5 million with a net weighted average interest rate and maturity of 5.0% and one year as of December 31, 2025. Refer to Note 13, “Fair Value Measurements,” for additional information.

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
5. Other Intangible Assets
The gross carrying amounts and accumulated amortization of our intangible assets were as follows (in millions):

		September 30, 2026		December 31, 2025
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	7 years	$146.8	$(135.6)	$146.5	$(132.1)
Franchise agreements and other intangible assets	10 - 27 years	31.1	(10.6)	31.2	(9.6)
Total finite-lived assets		$177.9	$(146.2)	$177.7	$(141.7)
Indefinite-lived assets - Trademarks, trade names, and other	N/A	0.7	—	0.7	—
Total indefinite-lived assets		$0.7	$—	$0.7	$—
Total		$178.6	$(146.2)	$178.4	$(141.7)
Amortization expenses related to our intangible assets were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
In-place leases	$1.2	$1.4	$3.9	$4.3
Franchise fees and other intangible assets	0.2	0.2	0.5	0.6
Total	$1.4	$1.6	$4.4	$4.9
We anticipate amortization expense for intangible assets to be as follows for the next five years (in millions):

	Remainder 2026	2027	2028	2029	2030
Future annual amortization	$1.3	$4.8	$3.4	$2.7	$2.5
6. Investments in Nonconsolidated Affiliates
Investments in joint ventures that are not consolidated, nor recorded at cost, are accounted for using the equity method of accounting as prescribed in ASC 323, “Investments - Equity Method and Joint Ventures.” The total investment balance for our nonconsolidated affiliates was $125.5 million and $129.0 million as of September 30, 2026 and December 31, 2025, respectively, which was recorded within Other assets, net on the Condensed Consolidated Balance Sheets.
Sungenia Joint Venture (“Sungenia JV”)
At September 30, 2026 and December 31, 2025, we had a 50.0% ownership interest in the Sungenia JV, a joint venture that operates a MH community development program in Australia.
GTSC LLC (“GTSC”)
At September 30, 2026 and December 31, 2025, we had a 40.0% ownership interest in GTSC, which engages in acquiring, holding and selling loans secured, directly or indirectly, by manufactured homes located in our communities.

The income / (loss) from each nonconsolidated affiliate is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sungenia JV equity income	$7.1	$4.2	$18.2	$10.5
GTSC equity income	0.3	0.4	1.4	1.7
Equity loss from other nonconsolidated affiliates	—	(0.3)	—	(1.1)
Total Income from Nonconsolidated Affiliates	$7.4	$4.3	$19.6	$11.1
During the nine months ended September 30, 2026 and 2025, we received distributions of $17.2 million and $10.7 million, respectively, and made contributions of zero and $0.7 million, respectively, with our nonconsolidated affiliates.

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7. Debt and Line of Credit
The following table sets forth certain information regarding debt, including premiums, discounts and deferred financing costs (in millions, except for statistical information):

	Carrying Amount at		Weighted Average Years to Maturity at		Weighted Average Interest Rates at
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Secured Debt
Mortgage loans payable(1)	$1,950.2	$2,429.0	9.5	8.5	3.606%	3.634%
Secured borrowings on collateralized receivables(2)	37.6	43.2	11.6	12.3	8.530%	8.538%
Total Secured Debt	1,987.8	2,472.2
Unsecured Debt
Senior unsecured notes(3)	1,788.4	1,786.5	4.4	5.1	2.901%	2.901%
Total Unsecured Debt	1,788.4	1,786.5
Total Debt	$3,776.2	$4,258.7	7.1	7.1	3.321%	3.376%
(1) Balances at September 30, 2026 and December 31, 2025 is net of $8.5 million and $9.6 million of deferred financing costs, respectively.
(2) Balances at September 30, 2026 and December 31, 2025 is net of fair value adjustments of $2.9 million and $3.8 million, respectively.
(3) Balances at September 30, 2026 and December 31, 2025 is net of $3.7 million and $4.2 million of net debt discount, respectively, and $8.0 million and $9.3 million of deferred financing costs, respectively. Weighted average interest rates include the impact of hedge activity.
Secured Debt
Mortgage term loans
During the nine months ended September 30, 2026, we repaid the following mortgage term loans (in millions, except for statistical information):

Period	Repayment Amount		Weighted Average Interest Rate	Maturity Date	Loss on Extinguishment of Debt
Three months ended September 30, 2026	$266.6	(1)	3.680%	July 1, 2026 - May 1, 2030	$0.1
Three months ended June 30, 2026	$177.9	(2)	3.813%	June 15, 2026	$—
(1) Includes three mortgage term loans, which were secured by 17 properties. One mortgage term loan was paid prior to its maturity.
(2) Includes two mortgage term loans, which were secured by seven properties.
Our mortgage term loans, which total $2.0 billion as of September 30, 2026, are secured by 85 properties representing approximately $1.4 billion of net book value.
Secured Borrowings on Collateralized Receivables
Refer to Note 13, “Fair Value Measurements,” for additional information on secured borrowings on collateralized receivables.

Unsecured Debt
Senior Unsecured Notes
All senior unsecured notes include interest payments on a semi-annual basis in arrears and are recorded within the Unsecured debt line item on the Condensed Consolidated Balance Sheets. The following table sets forth certain information regarding our senior unsecured notes (in millions, except for statistical information).

		Carrying Amount at
	Principal Amount	September 30, 2026	December 31, 2025
4.2% notes, issued in April 2022 and due in April 2032	$600.0	$594.7	$594.1
2.3% notes, issued in October 2021 and due in November 2028	450.0	448.6	448.1
2.7% notes, issued in June 2021 and October 2021, and due in July 2031	750.0	745.1	744.3
Total	$1,800.0	$1,788.4	$1,786.5

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Credit Agreement
The Operating Partnership (as borrower) and SUI (as guarantor) and certain lenders are parties to a credit agreement (the “Credit Agreement”) which governs our senior credit facility (the “Senior Credit Facility”). The aggregate available amount under the Senior Credit Facility consists of a revolving loan of up to $2.0 billion. The Credit Agreement also permits, subject to the satisfaction of certain conditions, additional borrowings of $1.0 billion. The Senior Credit Facility’s maturity date is January 31, 2030, and, at our option, subject to customary conditions, may be extended for two additional six-month periods subject to the satisfaction of certain conditions.
The Senior Credit Facility offers various interest rates for borrowings under U.S. dollars (at the Alternate Base Rate (“ABR”), Term Secured Overnight Financing Rate (“SOFR”), and Daily Effective SOFR), euros (at the Adjusted Euro Interbank Offered Rate (“EURIBOR”)), British pound sterling (at the Daily Simple Sterling Overnight Index Average (“SONIA”) Rate), Canadian dollars (at the Term Canadian Overnight Repo Rate Average (“CORRA”) and the Daily Simple CORRA), and Australian dollars (at the Australian Bank Bill Swap Bid (“BBSY”) Rate), plus a margin, which can range from 0.725% to 1.40% for all interest rates except ABR loans, which can range from 0.000% to 0.400%.
During the three months ended September 30, 2026, we settled borrowings outstanding of $509.0 million under the Senior Credit Facility using proceeds from the Park Holidays Sale. As of September 30, 2026, there were no borrowings under the Senior Credit Facility.
As of September 30, 2026, we also recorded deferred financing costs of $9.5 million in connection with the Senior Credit Facility, which was recorded within Other assets, net on the Condensed Consolidated Balance Sheets.
The Senior Credit Facility also provides us with the ability to issue up to $100.0 million of letters of credit. We had $23.4 million of outstanding letters of credit at September 30, 2026.
Covenants
The mortgage term loans, senior unsecured notes, and our Senior Credit Facility are subject to various financial and other covenants. At September 30, 2026, we were in compliance with all financial covenants.
In addition, certain of our subsidiary borrowers own properties that secure loans. These subsidiaries are consolidated within our accompanying Condensed Consolidated Financial Statements, however, each of these subsidiaries’ assets and credit are not available to satisfy our debts and other obligations, or any of our other subsidiaries or any other person or entity.

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

8. Equity and Temporary Equity
Temporary Equity
Temporary equity includes preferred securities that are redeemable for cash at the holder’s option or upon the occurrence of an event that is not solely within our control based on a fixed or determinable price and other redeemable equity interests. These securities are not mandatorily redeemable for cash nor do they contain a fixed maturity date. The following table sets forth the various series of redeemable preferred OP units and other redeemable equity interests that were outstanding as of September 30, 2026 and December 31, 2025, and the related terms, and summarizes the balance included within Temporary Equity on our Condensed Consolidated Balance Sheets (dollar amounts in millions and units in thousands):

Description	OP Units Outstanding	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption(3)	Redemption Period	Carrying Amount at
	September 30, 2026					September 30, 2026	December 31, 2025
Series D preferred OP units	489	0.8000	4.0%	Holder’s Option	Any time	$46.9	$51.3
Series F preferred OP units	20	0.6250	3.0%	Holder’s Option	Any time	2.2	7.5
Series G preferred OP units	5	0.6452	3.2%	Holder’s Option	Any time	0.1	3.3
Series H preferred OP units	47	0.6098	3.0%	Holder’s Option	Any time	7.8	59.6
Series J preferred OP units	232	0.6061	2.85%	Holder’s Option	Any time	22.5	24.2
Series K preferred OP units	1,000	0.5882	4.0%	Holder’s Option	Within 60 days after March 23, 2028	92.3	98.2
Other redeemable equity interests(4)	N/A	N/A	N/A	N/A	N/A	9.5	11.6
Total	1,793					$181.3	$255.7
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
(4) Includes redeemable equity interests related to joint ventures that primarily operate and maintain solar energy equipment in select communities in the U.S. In August 2026, we acquired the noncontrolling equity interest in a joint venture for a total purchase price of $0.1 million, which resulted in us owning 100% ownership in the joint venture. The acquisition was accounted for as an equity transaction with the difference between the purchase price and the acquired noncontrolling interest of $2.8 million recorded as an increase to Additional Paid-in Capital on the Condensed Consolidated Balance Sheets.
Universal Shelf Registration Statement
We have filed a universal shelf registration statement on Form S-3 with the SEC, which provides for the registration of unspecified amounts of equity and debt securities. The authorized number of shares of our capital stock is 380,000,000 shares, of which 360,000,000 shares are common stock and 20,000,000 shares are preferred stock. As of September 30, 2026, we had 119,941,693 shares of common stock issued and outstanding and no shares of preferred stock were issued and outstanding.
At the Market Offering Sales Agreement
We have entered into an At the Market Offering Sales Agreement (the “ATM”) with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock. Through September 30, 2026, we had entered into and settled forward sales agreements under the ATM for an aggregate gross sales price of $524.8 million, leaving $725.2 million available for sale under the ATM.
Stock Repurchase Program
In May 2026, our Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) under which we may repurchase up to $1.0 billion in shares of our outstanding common stock through May 27, 2027. The Stock Repurchase Program renews our previous stock repurchase program and provides us with continued flexibility to repurchase shares of our common stock. Under the Stock Repurchase Program, we may repurchase shares of our common stock from time to time in open market transactions, through privately negotiated transactions, through one or more accelerated repurchases, or otherwise, in accordance with the terms set forth in Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and other applicable legal requirements. The Stock Repurchase Program does not obligate us to repurchase any specific number of shares, and we may initiate, suspend, or discontinue purchases under the Stock Repurchase Program at any time.

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We account for stock repurchases in accordance with ASC 505, “Equity,” by allocating the repurchase price to Common stock, Additional paid-in capital, and Distributions in excess of accumulated earnings on the Condensed Consolidated Balance Sheets. Under Maryland corporate law, our state of incorporation, there is no concept of treasury shares. As a result, all repurchased shares are retired and returned to the status of authorized but unissued shares upon settlement. During the three months ended September 30, 2026, we repurchased and retired 2.4 million shares of our outstanding common stock for $293.3 million. During the nine months ended September 30, 2026, we repurchased and retired 3.8 million shares of our outstanding common stock for $464.5 million. As of September 30, 2026, we had $595.5 million remaining authorized for purchase under this program.

Accumulated Other Comprehensive Income
Accumulated other comprehensive income (“AOCI”) attributable to SUI common shareholders is separately presented on our Condensed Consolidated Balance Sheets as a component of total SUI shareholders’ equity. Other Comprehensive Income (“OCI”) attributable to noncontrolling interests is allocated to, and included within, Noncontrolling interests on our Condensed Consolidated Balance Sheets. Refer to the Condensed Consolidated Statements of Comprehensive Income / (Loss) for complete details related to OCI activity in the reporting period.
AOCI attributable to SUI common shareholders consisted of the following, net of tax (in millions):

	September 30, 2026	December 31, 2025
Net foreign currency translation gains / (losses)	$(13.4)	$8.8
Accumulated net gain on derivatives	13.5	17.7
Accumulated other comprehensive income	$0.1	$26.5
Noncontrolling Interests - Common and Preferred OP Units
The following table summarizes the common and preferred OP units included within Noncontrolling interests on our Condensed Consolidated Balance Sheets (dollar amounts in millions and units in thousands):

Description	OP Units Outstanding	Exchange Rate(1)	Annual Distribution Rate(2)	Cash Redemption	Redemption Period	Carrying Amount at
	September 30, 2026					September 30, 2026	December 31, 2025
Common OP units	2,352	1.0000	Same distribution rate for common stock	N/A	N/A	$39.0	$71.6
Series A-1 preferred OP units	137	2.4390	6.0%	N/A	N/A	6.9	12.3
Series A-3 preferred OP units	40	1.8605	4.5%	N/A	N/A	2.3	2.9
Series C preferred OP units	292	1.1100	5.0%	N/A	N/A	17.8	21.3
Series E preferred OP units	80	0.6897	5.5%	N/A	N/A	5.4	6.2
Series L preferred OP units	20	0.6250	3.5%	N/A	N/A	1.9	2.0
Total	2,921					$73.3	$116.3
(1) Exchange rates are subject to adjustment upon stock splits, recapitalizations, and similar events. The exchange rates of certain series of OP units are approximated to four decimal places.
(2) Except for Common OP units, distributions are payable on the issue price of each OP unit, which is $100.00 per unit for all these preferred OP units.
Conversions
Conversions to Common Stock and Common OP Units - Subject to certain limitations, holders can convert certain series of OP units to shares of our common stock and to common OP units at any time. Below is the activity of conversions during the nine months ended September 30, 2026 and 2025 (units and common stock in thousands):

		Nine Months Ended September 30,
		2026		2025
Description	Conversion Rate	Units / Shares Converted	Common Stock(1)	Units / Shares Converted	Common Stock(1)
Common OP units	1.0000	285	285	109	109
Series A-1 preferred OP units	2.4390	32	79	7	17
Series C preferred OP units	1.1100	1	1	4	5
Series H preferred OP units	0.6098	—	—	1	1
Series J preferred OP units	0.6061	1	1	—	—
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Redemption of Preferred OP Units
Subject to certain limitations, holders can redeem certain series of preferred OP units for cash, provided that the applicable contractual requirements are met. The preferred OP units were redeemed for a total net cash payment, inclusive of all distributions on the redeemed units that were accrued and unpaid as of the redemption date, in accordance with the terms and conditions set forth in the redemption agreement. The following table summarizes preferred OP units redeemed for cash during the nine months ended September 30, 2026 (dollar amounts in millions and units in thousands):

	Nine Months Ended September 30, 2026
Description	Units Redeemed	Total Net Cash Payments
Series F preferred OP units	51	$5.1
Series H preferred OP units	514	$51.4
Series J preferred OP units	3	$0.3
Distributions
Common stock, common OP unit, and restricted stock distributions declared for the nine months ended September 30, 2026 were as follows (in millions, except for per share amounts):

Period	Record Date	Payment Date	Distribution Per Share	Total Distribution
Three Months Ended March 31, 2026	3/31/2026	4/15/2026	$1.12	$140.9
Three Months Ended June 30, 2026	6/30/2026	7/15/2026	$1.12	$139.8
Three Months Ended September 30, 2026	9/30/2026	10/15/2026	$1.12	$137.1
9. Share-Based Compensation
As of September 30, 2026, we had two share-based compensation plans: the Sun Communities, Inc. 2015 Equity Incentive Plan (as amended, the “2015 Equity Incentive Plan”) and the First Amended and Restated 2004 Non-Employee Director Option Plan (as amended, the “2004 Non-Employee Director Option Plan”). Outstanding awards include time-based and performance-based restricted stock awards (“RSAs”) and performance-based restricted stock units (“RSUs”). We believe granting equity awards will provide certain executives, key employees, and directors additional incentives to promote our financial success and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future. Time-based awards for directors generally vest over three years. Time-based awards for key employees and executives generally vest over three years to five years. Market and performance condition awards for executives generally vest after three years. For RSAs, award recipients receive non-forfeitable distribution payments on unvested shares. For RSUs, award recipients receive forfeitable distribution equivalents on unvested units with payment upon vesting.
During the nine months ended September 30, 2026, we granted performance-based RSUs to certain executives that provide the right to receive shares of our common stock at a future date. The performance-based RSUs vest at up to 200% of the target number of units, with the ultimate number of shares to be issued based on the total shareholder return of the Company’s common stock and / or operating performance metrics, measured over a three-year performance period. In accordance with ASC 718, “Compensation-Stock Compensation,” the fair value of RSUs subject to a market condition was measured using a Monte Carlo valuation model and the fair value of RSUs subject to a performance condition was measured based on the expected probability that the underlying units will vest using actual results and the forecast for the respective key performance metric during the performance period.
During the nine months ended September 30, 2026, we granted the RSUs listed below. We did not grant any RSUs during the nine months ended September 30, 2025:

Grant Period	Type	Plan	RSUs Granted	Weighted Average Grant Date Fair Value	Vesting Type
2026	Executive Officers	2015 Equity Incentive Plan	63,755	$139.42(1)	Market Condition
2026	Executive Officers	2015 Equity Incentive Plan	11,949	$123.83(2)	Performance Condition
(1)Represents the weighted average fair value per share of the Monte Carlo simulation fair value price of our market condition awards on the dates the shares were awarded.
(2)Represents the weighted average fair value per share of the closing price of our common stock on the dates the shares were awarded.

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

During the nine months ended September 30, 2026 and 2025, RSAs were granted as follows:

Grant Period	Type	Plan	Shares Granted	Weighted Average Grant Date Fair Value	Vesting Type
2026	Key Employees	2015 Equity Incentive Plan	128,229	$134.86(1)	Time Based
2026	Executive Officers	2015 Equity Incentive Plan	69,930	$123.55(1)	Time Based
2026	Directors	2004 Non-Employee Director Option Plan	14,553	$123.68(1)	Time Based
2025	Key Employees	2015 Equity Incentive Plan	156,101	$132.36(1)	Time Based
2025	Executive Officers	2015 Equity Incentive Plan	87,913	$128.76(1)	Time Based
2025	Executive Officers	2015 Equity Incentive Plan	87,000	$106.62(2)	Market Condition
2025	Directors	2004 Non-Employee Director Option Plan	14,000	$122.78(1)	Time Based
(1)Represents the weighted average fair value per share of the closing price of our common stock on the dates the shares were awarded.
(2)Represents the weighted average fair value per share of the Monte Carlo simulation fair value price of our market condition awards on the dates the shares were awarded.
Modifications
During the nine months ended September 30, 2026, we modified certain unvested RSAs to accelerate the vesting terms such that the respective awards vested in connection with the termination or retirement of the eligible grantees (“accelerated vestings”). We accounted for the accelerated vestings as modifications under ASC 718, “Compensation-Stock Compensation,” and recognized compensation expense based on the incremental fair value of the modified awards. Accordingly, during the nine months ended September 30, 2026, we recognized accelerated share-based compensation expense of $13.8 million within General and administrative expense related to 88,546 time-based RSAs and 94,200 performance-based RSAs previously subject to a market condition.
The vesting requirements for 307,574 and 189,679 restricted shares granted to our executives, directors, and employees were satisfied during the nine months ended September 30, 2026 and 2025, respectively.
We recognized total share-based compensation costs from our continuing operations within General and administrative expense on the Condensed Consolidated Statements of Operations of $6.3 million and $6.9 million during the three months ended September 30, 2026 and 2025, and $32.0 million and $21.7 million during the nine months ended September 30, 2026 and 2025, respectively.
10. Segment Reporting
ASC 280, “Segment Reporting,” establishes standards for the way that business enterprises report information about operating segments in their financial statements. As described in Note 1, “Basis of Presentation,” effective during the three months ended June 30, 2026, we have revised our reporting structure from three reportable segments to two reportable segments, which consists of (i) MH communities, and (ii) RV communities. The segment reporting structure reflects how the chief operating decision maker (“CODM”), a committee comprised of our Chief Executive Officer, President and Chief Operating Officer, and Chief Financial Officer, manages the business, makes operating decisions, allocates resources, and evaluates operating performance.
Each segment is primarily evaluated based on Net Operating Income (“NOI”). The CODM uses NOI to allocate resources (including employees, property, and financial or capital resources) for each segment predominately in the annual budgeting and forecasting process. The CODM considers budget-to-actual variances on a monthly basis for this profit measure when making decisions about allocating capital and personnel to the segments. The CODM also uses NOI for evaluating product pricing and segment profit and in the compensation of certain employees. The CODM reviews balance sheet information at a consolidated level.
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

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

A presentation of segment financial information is summarized as follows (in millions):

	Three Months Ended September 30,
	2026			2025
	MH	RV	Total	MH	RV	Total
Revenue
Income from real property	$274.7	$100.4		$254.6	$96.2
Income from real property - transient	0.1	103.4		0.1	106.2
Home sales	25.5	6.3		32.0	5.8
Ancillary	1.6	36.6		1.6	39.0
Total Functional Revenue	$301.9	$246.7	$548.6	$288.3	$247.2	$535.5
Expenses
Payroll - real property	15.3	27.4		14.3	28.1
Utilities - real property	27.9	25.2		25.6	23.8
Legal, taxes, and insurance - real property	7.7	2.7		8.9	3.4
Supplies and repairs - real property	14.4	11.4		12.9	10.1
Other expenses - real property	2.5	14.4		1.8	14.4
Real estate taxes - real property	20.0	7.1		19.4	7.1
Other segment items(1)	24.7	25.5		27.1	25.5
Total NOI	$189.4	$133.0	$322.4	$178.3	$134.8	$313.1

Adjustments to arrive at net income
Interest income			5.6			17.1
Brokerage commissions and other revenues, net			4.0			3.3
General and administrative expense			(48.9)			(46.2)
Catastrophic event-related charges, net			(0.2)			(0.8)
Depreciation and amortization			(125.7)			(115.3)
Asset impairments			(17.2)			(165.9)
Loss on extinguishment of debt			(0.1)			(1.6)
Interest expense			(38.3)			(39.5)
Gain / (loss) on foreign currency exchanges			0.7			(22.6)
Gain / (loss) on disposition of properties			28.9			(1.0)
Other income, net			1.0			0.2
Loss on remeasurement of note receivable			(1.7)			—
Income from nonconsolidated affiliates			7.4			4.3
Gain on remeasurement of investment in non-consolidated affiliates			0.3			0.4
Current tax benefit / (expense)			(1.6)			0.5
Deferred tax benefit			0.5			0.9
Net Income / (Loss) from Continuing Operations			137.1			(53.1)
Income / (loss) from discontinued operations, net			(9.3)			64.0
Net Income			127.8			10.9
Less: Preferred return to preferred OP units / equity interests			2.5			3.2
Less: Income / (loss) attributable to noncontrolling interests			4.6			(0.8)
Net Income Attributable to SUI Common Shareholders			$120.7			$8.5
(1)Other segment items for each reportable segment include costs related to home sales and ancillary, specifically payroll, utilities, legal, taxes and insurance, supplies and repairs, and other expenses.

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2026			2025
	MH	RV	Total	MH	RV	Total
Revenue
Income from real property	$815.2	$272.6		$753.2	$255.5
Income from real property - transient	0.8	192.2		0.8	197.7
Home sales	67.8	18.3		88.7	19.6
Ancillary	6.3	65.0		5.6	68.8
Total Functional Revenue	$890.1	$548.1	$1,438.2	$848.3	$541.6	$1,389.9

Expenses
Payroll - real property	45.6	69.8		43.8	70.7
Utilities - real property	79.9	60.3		74.0	57.0
Legal, taxes, and insurance - real property	22.2	8.2		24.4	9.8
Supplies and repairs - real property	40.5	28.6		34.3	25.2
Other expenses - real property	8.7	35.4		8.3	35.9
Real estate taxes - real property	59.9	22.1		56.3	21.5
Other segment items(1)	66.8	59.1		80.1	58.8
Total NOI	$566.5	$264.6	$831.1	$527.1	$262.7	$789.8

Adjustments to arrive at net income
Interest income			19.0			37.9
Brokerage commissions and other revenues, net			9.0			18.2
General and administrative expense			(157.4)			(143.8)
Catastrophic event-related charges, net			(1.5)			(1.1)
Depreciation and amortization			(371.0)			(347.3)
Asset impairments			(35.4)			(223.3)
Loss on extinguishment of debt			(0.1)			(104.0)
Interest expense			(114.8)			(172.4)
Gain / (loss) on foreign currency exchanges			(9.9)			25.5
Gain / (loss) on disposition of properties			8.0			(3.1)
Other income, net			9.4			12.8
Loss on remeasurement of note receivable			(4.5)			(1.6)
Income from nonconsolidated affiliates			19.6			11.1
Gain on remeasurement of investment in non-consolidated affiliates			(1.2)			(1.1)
Current tax expense			(3.1)			(3.3)
Deferred tax benefit			0.6			0.9
Net Income / (Loss) from Continuing Operations			197.8			(104.8)
Income / (loss) from discontinued operations, net			(1,101.2)			1,404.4
Net Income / (Loss)			(903.4)			1,299.6
Less: Preferred return to preferred OP units / equity interests			7.7			9.5
Less: Income / (loss) attributable to noncontrolling interests			(30.4)			50.8
Net Income / (Loss) Attributable to SUI Common Shareholders			$(880.7)			$1,239.3
(1)Other segment items for each reportable segment include costs related to home sales and ancillary, specifically payroll, utilities, legal, taxes and insurance, supplies and repairs, and other expenses.

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	September 30, 2026			December 31, 2025
	MH	RV	Consolidated	MH	RV	Consolidated
Identifiable Assets
Investment property, net	$5,229.2	$3,150.8	$8,380.0	$5,279.4	$3,339.1	$8,618.5
Cash, cash equivalents and restricted cash	426.5	272.8	699.3	400.2	206.5	606.7
Inventory of manufactured homes	66.0	6.2	72.2	65.7	19.0	84.7
Notes and other receivables, net	215.2	74.0	289.2	201.9	61.0	262.9
Collateralized receivables, net	37.6	—	37.6	43.2	—	43.2
Goodwill	—	9.5	9.5	—	9.5	9.5
Other intangible assets, net	8.3	24.1	32.4	10.6	26.1	36.7
Other assets, net	258.4	41.1	299.5	273.3	35.9	309.2
Assets held for sale and discontinued operations, net	—	—	—	—	—	2,551.5
Total Assets	$6,241.2	$3,578.5	$9,819.7	$6,274.3	$3,697.1	$12,522.9

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

11. Earnings / (Loss) Per Share
Earnings / (loss) per share (“EPS”) is computed by dividing net income / (loss) by the weighted average number of common shares outstanding during the period on a basic and diluted basis. We calculate diluted EPS using the more dilutive of the treasury stock method and the two-class method for restricted common shares, the treasury stock method for RSUs and forward equity sales, and the if converted method for convertible units. Our potentially dilutive securities include our unvested restricted common shares and RSUs, and our Operating Partnership outstanding common and preferred OP units, which, if converted or exercised, may impact dilution.
Diluted EPS considers the impact of potentially dilutive securities except when the potential common shares have an anti-dilutive effect. Our unvested restricted common shares contain rights to receive non-forfeitable distributions and participate equally with common stock with respect to distributions issued or declared, and thus, are participating securities, requiring the two-class method of computing EPS.
Computations of basic and diluted EPS were as follows (in millions, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator for basic EPS
Net Income / (Loss) from continuing operations	$137.1	$(53.1)	$197.8	$(104.8)
Preferred return to preferred OP units equity interests	(2.5)	(3.2)	(7.7)	(9.5)
(Income) / loss attributable to noncontrolling interests	(4.6)	0.8	30.4	(50.8)
Net Income / (Loss) from continuing operations attributable to SUI common shareholders	130.0	(55.5)	220.5	(165.1)
Less: allocation to restricted stock awards	0.4	—	(5.0)	7.0
Basic earnings - net income / (loss) from continuing operations after allocation to restricted stock awards	129.6	(55.5)	225.5	(172.1)
Basic earnings - net income / (loss) from discontinued operations	(9.3)	64.0	(1,101.2)	1,404.4
Basic earnings - net income / (loss) attributable to common shareholders after allocation to restricted stock awards	$120.3	$8.5	$(875.7)	$1,232.3
Numerator for diluted EPS
Basic earnings - net income / (loss) from continuing operations after allocation to restricted stock awards	$129.6	$(55.5)	$225.5	$(172.1)
Add: allocation to common and preferred OP units dilutive effect	2.3	—	(24.2)	—
Add: allocation to restricted stock awards	0.4	—	(5.0)	—
Diluted net income / (loss) from continuing operations attributable to SUI common shareholders	132.3	(55.5)	196.3	(172.1)
Diluted net income / (loss) from discontinued operations	(9.3)	64.0	(1,101.2)	1,404.4
Diluted earnings - net income / (loss) attributable to common shareholders after allocation to common and preferred OP units(1)	$123.0	$8.5	$(904.9)	$1,232.3
Denominator
Weighted average common shares outstanding	120.8	123.9	122.0	125.6
Add: dilutive restricted stock	—	0.2	0.2	—
Add: common and preferred OP units dilutive effect	2.4	—	4.5	—
Diluted weighted average common shares and securities(1)	123.2	124.1	126.7	125.6
EPS Available to Common Shareholders After Allocation
Basic income / (loss) per share from continuing operations	$1.07	$(0.45)	$1.85	$(1.37)
Basic income / (loss) per share from discontinued operations	(0.07)	0.52	(9.03)	11.18
Basic income / (loss) per share	$1.00	$0.07	$(7.18)	$9.81
Diluted income / (loss) per share from continuing operations	$1.07	$(0.45)	$1.55	$(1.37)
Diluted income / (loss) per share from discontinued operations	(0.07)	0.52	(8.69)	11.18
Diluted income / (loss) per share(1)	$1.00	$0.07	$(7.14)	$9.81
(1) For the nine months ended September 30, 2026 and three months ended September 30, 2025, diluted earnings per share was calculated using the treasury stock method for restricted stock awards as the application of this method resulted in a more diluted earnings per share during those periods. For the three months ended September 30, 2026 and nine months ended September 30, 2025, diluted earnings per share was calculated using the two-class stock method for restricted stock awards as the application of this method resulted in a more diluted earnings per share during those periods.

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We have excluded certain potentially dilutive securities from the computation of diluted EPS because the inclusion of those securities would have been anti-dilutive for the periods presented. For the nine months ended September 30, 2026, all outstanding convertible securities were dilutive and included in the computation of diluted EPS. The following table presents the outstanding securities that were excluded from the computations of diluted EPS for the three months ended September 30, 2026 and the three and nine months ended September 30, 2025 (in thousands):

	As of September 30,
	2026	2025
Common OP units	—	2,797
A-1 preferred OP units	137	170
A-3 preferred OP units	40	40
Series C preferred OP units	292	292
Series D preferred OP units	489	489
Series E preferred OP units	80	80
Series F preferred OP units	20	70
Series G preferred OP units	5	5
Series H preferred OP units	47	581
Series J preferred OP units	232	236
Series K preferred OP units	1,000	1,000
Series L preferred OP units	20	20
Redemption rights - Series G preferred OP units	—	201
Total Securities	2,362	5,981
12. Derivative Financial Instruments and Hedging Activities
We have historically utilized treasury rate lock contracts, interest rate swaps, and forward swaps for interest rate risk management purposes. We have also periodically entered into forward swaps and forward contracts to hedge foreign currency exchange risk exposures. We do not enter into derivative instruments for speculative purposes.
At September 30, 2026 and December 31, 2025, we did not have any outstanding derivative contracts. For previously settled cash flow hedges of interest rate risk, the unrealized gains or losses on the derivative instruments are recorded in AOCI and are reclassified to Interest expense on the Condensed Consolidated Statements of Operations during the same period in which the hedged transaction affects earnings. We estimate that $3.5 million will be reclassified as a reduction to Interest expense, net over the next 12 months.

Derivative Contract Activity
During the nine months ended September 30, 2026, we entered into foreign exchange forward contracts with a notional amount totaling $1.1 billion, which each expired upon reaching their respective maturity dates. These forward contracts were entered into as economic hedges of foreign currency exposure to the British pound in connection with the anticipated receipt of cash from the closing of the Park Holidays Sale.
The following table presents the gains recorded in earnings on derivative instruments that were utilized as economic hedges and not designated as hedging instruments (in millions):

Derivatives Not Designated as Hedging Instruments	Financial Statement Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Foreign currency derivatives	Gain / (loss) on foreign currency exchanges	$(4.1)	$—	$9.0	$14.4
The following table presents the losses on derivatives in cash flow hedging relationships recognized in OCI (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Designated as Cash Flow Hedges	2026	2025	2026	2025
Interest rate derivatives	$—	$(0.3)	$—	$(3.9)

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table presents the amount of gains on derivative instruments reclassified from AOCI into earnings (in millions):

Derivatives Designated as Cash Flow Hedges	Financial Statement Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Interest rate derivatives	Interest expense / Other income / (expense), net	$0.9	$0.9	$4.4	$14.2
During the three months March 31, 2026, we released net accumulated gains of $1.7 million from AOCI to earnings in conjunction with the discontinuation of a cash flow hedge related to a forecasted debt transaction that is not expected to occur by the end of the originally specified time period. The net accumulated gains were recorded to Other income, net on the Condensed Consolidated Statements of Operations.
13. Fair Value Measurements
Assets by Hierarchy Level
The table below sets forth our financial assets and liabilities (in millions) that required disclosure of fair value on a recurring basis as of September 30, 2026 and December 31, 2025. The carrying values of cash, cash equivalents and restricted cash, other receivables and accounts payable approximate their fair values since their maturities are less than one year. These financial instruments are classified as Level 1 in the hierarchy and are excluded from the table below.

		September 30, 2026		December 31, 2025
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Installment notes receivable on manufactured homes, net	3	$152.7	$152.7	$139.2	$139.2
Notes receivable from real estate operators	3	55.1	55.1	44.5	44.5
Collateralized receivables, net	3	37.6	37.6	43.2	43.2
Total Assets Measured at Fair Value		$245.4	$245.4	$226.9	$226.9
Financial Liabilities
Mortgage loans payable	2	$1,950.2	$1,651.6	$2,429.0	$2,193.0
Secured borrowings on collateralized receivables	3	37.6	37.6	43.2	43.2
Total secured debt		1,987.8	1,689.2	2,472.2	2,236.2
Unsecured debt
Senior unsecured notes	2	1,788.4	1,608.0	1,786.5	1,655.1
Total unsecured debt		1,788.4	1,608.0	1,786.5	1,655.1
Other financial liabilities (contingent consideration)	3	1.1	1.1	0.2	0.2
Total Liabilities Measured at Fair Value		$3,777.3	$3,298.3	$4,258.9	$3,891.5
We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following methods and assumptions were used in order to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Installment Notes Receivable on Manufactured Homes and Collateralized Receivables
Installment notes receivable on manufactured homes and collateralized receivables are recorded at fair value and are measured using model-derived indicative pricing using primarily unobservable inputs, inclusive of default rates, interest rates and recovery rates (Level 3). Refer to Note 4, “Notes and Other Receivables,” for additional information.
Notes Receivable from Real Estate Operators
Notes receivable from real estate operators are recorded at fair value and are measured using model-derived indicative pricing using primarily unobservable inputs including interest rates and counterparty performance (Level 3). The carrying values of the notes generally approximate their fair market values either due to the nature of the note and / or the note being secured primarily by underlying real estate, other collateral and / or personal guarantees. Refer to Note 4, “Notes and Other Receivables,” for additional information.
Secured Debt
Secured debt consists primarily of our mortgage term loans. The fair value of mortgage term loans is based on management estimates and on quoted rates, rates currently prevailing for comparable loans, and instruments of comparable maturities (Level 2). Refer to Note 7, “Debt and Line of Credit,” for additional information.

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Secured borrowings on collateralized receivables is recorded at fair value and adjusted based on the same interest rates as the related collateralized receivables (Level 3). Refer to Note 7, “Debt and Line of Credit,” for additional information.
Unsecured Debt
Senior unsecured notes - the fair value of senior unsecured notes is based on the estimates of management and on quoted rates, rates currently prevailing for comparable loans, and instruments of comparable maturities (Level 2). Refer to Note 7, “Debt and Line of Credit,” for additional information.
Other Financial Liabilities
We estimate the fair value of contingent consideration liabilities based on valuation models using significant unobservable inputs that generally consider discounting of future cash flows using market interest rates and adjusting for non-performance risk over the remaining term of the liability (Level 3).
Level 3 Reconciliation, Measurements, and Transfers
We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. Availability of secondary market activity and consistency of pricing from third-party sources impacts our ability to classify securities as Level 2 or Level 3. There were no transfers into or out of Level 3 during the nine months ended September 30, 2026.
The following tables summarize changes to our financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended September 30,
	2026			2025
Assets	Installment Notes Receivable on MH, net	Notes Receivable From Real Estate Operators	Collateralized Receivables, net	Installment Notes Receivable on MH, net	Notes Receivable From Real Estate Operators	Collateralized Receivables, net
Level 3 beginning balance at June 30, 2026 and 2025	$150.5	$50.9	$39.2	$116.3	$93.1	$46.6
Realized gains / (losses)(1)(2)	(1.7)	—	(0.3)	—	—	0.2
Purchases and issuances	10.4	7.9	—	15.3	1.6	—
Sales and settlements	(5.4)	(4.0)	(1.3)	(2.4)	(1.6)	(0.9)
Dispositions of properties	(1.1)	—	—	—	—	(0.5)
Foreign currency exchange gains / (losses)	—	0.2	—	—	(0.8)	—
Other adjustments	—	0.1	—	—	0.1	—
Level 3 ending balance at September 30, 2026 and 2025	$152.7	$55.1	$37.6	$129.2	$92.4	$45.4
(1) Realized losses for Installment Notes Receivable on MH, net are recorded within Loss on remeasurement of note receivable on the Condensed Consolidated Statements of Operations.
(2) Realized gains / (losses) for Collateralized Receivables, net are recorded within Other income, net on the Condensed Consolidated Statements of Operations.

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2026			2025
Assets	Installment Notes Receivable on MH, net	Notes Receivable From Real Estate Operators	Collateralized Receivables, net	Installment Notes Receivable on MH, net	Notes Receivable From Real Estate Operators	Collateralized Receivables, net
Level 3 beginning balance at December 31, 2025 and 2024	$139.2	$44.5	$43.2	$93.9	$148.5	$51.2
Realized losses(1)(2)	(4.5)	—	(0.9)	(1.6)	—	(0.3)
Purchases and issuances	31.5	17.1	—	43.0	5.7	—
Sales and settlements	(12.2)	(5.1)	(4.7)	(6.1)	(63.3)	(4.0)
Dispositions of properties	(1.3)	—	—	—	—	(1.5)
Foreign currency exchange gains / (losses)	—	(1.5)	—	—	1.4	—
Other adjustments	—	0.1	—	—	0.1	—
Level 3 ending balance at September 30, 2026 and 2025	$152.7	$55.1	$37.6	$129.2	$92.4	$45.4
(1) Realized losses for Installment Notes Receivable on MH, net are recorded within Loss on remeasurement of note receivable on the Condensed Consolidated Statements of Operations.
(2) Realized losses for Collateralized Receivables, net are recorded within Other income, net on the Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,
	2026		2025
Liabilities	Secured Borrowing on Collateralized Receivables	Other Liabilities (Contingent Consideration)	Secured Borrowing on Collateralized Receivables	Other Liabilities (Contingent Consideration)
Level 3 beginning balance June 30, 2026 and 2025	$39.2	$0.5	$46.6	$—
Realized (gains) / losses(1)	(0.3)	—	0.2	—
Purchases and issuances	—	0.6	—	—
Sales and settlements	(1.3)	—	(1.4)	(5.0)
Other adjustments	—	—	—	14.6
Level 3 ending balance at September 30, 2026 and 2025	$37.6	$1.1	$45.4	$9.6
(1) Realized (gains) / losses for Secured Borrowing on Collateralized Receivables are recorded within Other income, net on the Condensed Consolidated Statements of Operations.

	Nine Months Ended September 30,
	2026		2025
Liabilities	Secured Borrowing on Collateralized Receivables	Other Liabilities (Contingent Consideration)	Secured Borrowing on Collateralized Receivables	Other Liabilities (Contingent Consideration)
Level 3 beginning balance December 31, 2025 and 2024	$43.2	$0.2	$51.2	$11.3
Realized gains(1)	(0.9)	—	(0.3)	—
Purchases and issuances	—	0.9	—	—
Sales and settlements	(4.7)	—	(5.5)	(14.0)
Dispositions of properties	—	—	—	(2.3)
Other adjustments	—	—	—	14.6
Level 3 ending balance at September 30, 2026 and 2025	$37.6	$1.1	$45.4	$9.6
(1) Realized gains for Secured Borrowing on Collateralized Receivables are recorded within Other income, net on the Condensed Consolidated Statements of Operations.

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Fair Value Measurements on a Nonrecurring Basis
As of September 30, 2026, assets measured at fair value on a non-recurring basis consisted of real estate assets that have been written down to an estimated fair value for impairment purposes. We review the carrying value of long-lived assets to be held for use for impairment quarterly or whenever events or changes in circumstances indicate a possible impairment. The fair value measurements were determined by using a market and / or income approach, as applicable, and unobservable Level 3 inputs. During the nine months ended September 30, 2026 and 2025, we recognized the following asset impairment charges (in millions, except for number of properties):

Period	Fair Value Level		Number of Properties	Segment	Asset Impairment Charges		Aggregate Estimated Fair Value
Three months ended September 30, 2026	3	(1)	1	RV	$17.2		$4.7
Three months ended June 30, 2026	3	(2)	2	MH / RV	$14.1	(3)	$35.0
Three months ended September 30, 2025	3	(4)	6	RV	$165.0		$22.9
Three months ended June 30, 2025	3	(2)	3	RV	$32.2		$86.4
Three months ended March 31, 2025	3	(5)	7	MH / RV	$20.5		$93.4
(1) The non-recurring fair value measurement was driven by a reduction in projected future cash flows for the impaired property and was determined using an income and market approach. The analysis was based upon market conditions, expectations for future growth and comparable transactions, and utilized unobservable quantitative inputs, including a capitalization rate of 8.5% and a discount rate of 10.5%.
(2) The non-recurring fair value measurement was driven by our contemplated change in strategic plan for the properties and was determined using a market approach. The fair value methodology included a probability weighted holding period and estimated sale price for the assets based on current market conditions and comparable transactions in the applicable geographic location.
(3) We also recorded other miscellaneous impairment charges of $3.8 million at several properties, primarily due to changes in strategy related to development projects and property damages.
(4) The non-recurring fair value measurement was driven by a reduction in projected future cash flows and deteriorating NOI trends for the impaired properties and was determined using an income and market approach. The analysis was based upon market conditions, expectations for future growth and comparable transactions, and utilized unobservable quantitative inputs, including capitalization rates ranging from 9.5% to 10.0% and discount rates ranging from 11.0% to 13.0%.
(5) The fair value measurement was driven by pre-construction development costs and determined by estimating discounted cash flows based on the expectation that the development projects are no longer probable of being realized.
Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop fair value estimates. The fair value estimates are based on information available as of September 30, 2026. As such, our estimates of fair value could differ significantly from the actual carrying value.
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
Plaintiffs seek both injunctive and monetary damages, as well as attorneys’ fees. We are unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this litigation. If an unfavorable result were to occur, it is possible that the impact could be material to our results of operations in the periods in which any such outcome becomes probable and estimable.
We believe that the plaintiffs’ allegations are without merit and intend to defend against them vigorously. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that our defense of this litigation will be successful.
Other Legal Proceedings
We are involved in various other legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Catastrophic Event-Related Charges
Hurricanes Helene and Milton - In September and October 2024, Hurricane Helene and Hurricane Milton, respectively, made landfall in Florida and subsequently impacted several of our properties in the Southeastern and Mid-Atlantic region of the U.S. Estimated property insurance recoveries, excluding business interruption recoveries, of $28.7 million related to Hurricane Helene and Hurricane Milton, were recorded in Notes and other receivables, net, on the Condensed Consolidated Balance Sheets as of September 30, 2026. The table below sets forth changes in estimated property insurance recoveries, excluding business interruption recoveries (in millions):

Nine Months Ended September 30, 2026
Total estimated insurance receivable - December 31, 2025	$42.0
Change in estimated property insurance recoveries	2.6
Proceeds received from insurer	(15.9)
Total estimated insurance receivable - September 30, 2026	$28.7
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
Future minimum lease payments under non-cancellable leases as of September 30, 2026, where we are the lessee include (in millions):

Operating Leases
2026 (excluding nine months ended September 30, 2026)	$0.9
2027	2.8
2028	2.3
2029	2.2
2030	2.2
Thereafter	28.9
Total Lease Payments	39.3
Less: Imputed interest	(17.2)
Present Value of Lease Liabilities	$22.1
Right-of-use assets and lease liabilities for operating leases as included in our Condensed Consolidated Balance Sheets are as follows (in millions):

	Financial Statement Classification	As of
		September 30, 2026	December 31, 2025
Right-of-use lease assets, net	Other assets, net	$42.9	$44.8
Lease liabilities	Other liabilities	$22.1	$23.9
The components of lease costs for operating leases as included in our Condensed Consolidated Statements of Operations are as follows (in millions):

	Financial Statement Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Operating lease cost	General and administrative expense, Property operating and maintenance, Depreciation and amortization	$0.7	$0.7	$2.2	$2.1
Variable lease cost	Property operating and maintenance	0.5	0.4	1.5	1.2
Total Lease Cost		$1.2	$1.1	$3.7	$3.3

SUN COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Lease term, discount rates, and additional information for operating leases are as follows:

	As of
Lease Term and Discount Rate	September 30, 2026	December 31, 2025
Weighted-average remaining lease terms (years)	28.31	27.20
Weighted-average discount rate	4.04%	3.95%

	Nine Months Ended September 30,
Other Information (in millions)	2026	2025
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash outflows for operating leases	$2.2	$1.8
Financing cash outflows for finance leases	—	4.1
Total Cash Paid on Lease Liabilities	$2.2	$5.9
Lessor Accounting
We are not the lessor for any finance leases at our properties as of September 30, 2026. Nearly all of our operating leases with our residents and customers at our properties where we are the lessor are for a time period not to exceed one year or month-to-month. As of September 30, 2026, future minimum lease payments with our residents or customers would not exceed 12 months.
Future minimum lease payments for operating leases with real estate operators at our properties were not material as of September 30, 2026.
16. Recent Accounting Pronouncements
Recent Accounting Pronouncements - Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220-40),” which requires disaggregated disclosure of certain expense captions into specified categories within the footnotes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the provisions of this amendment and the impact on our Consolidated Financial Statements and related disclosures.
17. Subsequent Events
Acquisitions
Subsequent to the three months ended September 30, 2026, we acquired the following properties (in millions, except site information):

Property Name	Property Type	Sites	State, Province or Country	Total Purchase Price (in millions)
Rosewood / Rowan Oak	MH	169	OR	$35.0
Battle Ground	MH	189	WA	44.5
Total Subsequent Acquisitions		358		$79.5
Issuance of Preferred OP Units
In October 2026, we issued 283,126 Series M preferred OP units in conjunction with the acquisition of the Rosewood / Rowan Oak property. The Series M preferred OP units provide for quarterly distributions on the $100 per unit issue price of 3.2% per year during the 12 months ending October 1, 2027, 3.4% per year during the 12 months ending October 1, 2028, and 3.6% thereafter. Subject to certain limitations, each Series M preferred OP unit will be exchangeable at any time after its issuance date into that number of shares of our common stock equal to the quotient obtained by dividing $100.00 by $174.00 (as such ratio is subject to adjustment for certain capital events). Subject to certain limitations, the holders of Series M preferred OP units will have the right to cause SCOLP to redeem all or a portion of their Series M preferred OP units for $100 per unit (plus any accrued but unpaid distributions) at any time on or after October 1, 2027.
Stock Repurchase Program
In October 2026, we repurchased and retired 0.7 million shares of our outstanding common stock for $79.8 million.
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
OVERVIEW
We are a fully integrated REIT. As of September 30, 2026, we owned and operated, directly or indirectly, or held an interest in, a portfolio of 452 developed properties located in the U.S. and Canada including 295 MH communities and 157 RV communities.
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
Over the past several years, we have shifted our strategy toward optimizing the value of our core business (North American MH / RV) through achieving strong rental rate growth and operating efficiencies, while also pursuing select new acquisition opportunities that meet our capital investment criteria. The Safe Harbor Sale and Park Holidays Sale, which closed in 2025 and 2026, respectively, advanced our strategy of focusing on our core business and enhanced our leverage profile and financial flexibility. We believe we are positioned for organic growth in 2026 with expected rental rate increases, occupancy gains, and expense management as we focus on increasing long-term value for shareholders.
PARK HOLIDAYS SALE
During the three months ended September 30, 2026, we completed the closing of the Park Holidays Sale for gross sales proceeds of $1.05 billion, inclusive of certain adjustments, generating cash proceeds of $1.03 billion, net of closing and employee separation costs. The Park Holidays Sale represents the disposition of our UK business and a strategic shift in operations. Accordingly, the results of the UK business and assets and liabilities included in the disposition are presented as discontinued operations for all periods presented herein. Unless otherwise noted, all amounts, percentages, and discussions below reflect only the results of operations and financial condition of our continuing operations.
The Park Holidays Sale accelerates our strategy of focusing on our core North American MH and RV portfolio. We intend to continue to utilize the cash proceeds from the Park Holidays Sale primarily to repurchase shares, pay down debt, and for general corporate purposes. Subsequent to the closing of the Park Holidays Sale, the majority of our total NOI is generated by Real Property NOI from properties located within the U.S.
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
NON-GAAP FINANCIAL MEASURES
In addition to the results reported in accordance with GAAP in our “Results of Operations” below, we have provided information regarding NOI and funds from operations (“FFO”) as supplemental performance measures. We believe NOI and FFO are appropriate measures given their wide use by and relevance to investors and analysts following the real estate industry. NOI provides a measure of rental operations and does not factor in depreciation, amortization, and non-property specific expenses such as general and administrative expenses. FFO, reflecting the assumption that real estate values rise or fall with market conditions, principally adjusts for the effects of GAAP depreciation / amortization of real estate assets. In addition, NOI, and FFO are commonly used in various ratios, pricing multiples / yields and returns, and valuation calculations that measure financial position, performance, and value.

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
Same Property NOI - This is a key management tool used when evaluating the performance and growth of our Same Property portfolio. We define same properties as those we have owned and operated continuously since January 1, 2025. Same properties exclude ground-up development properties, acquired properties, properties classified as discontinued operations, properties impacted by catastrophic weather events, and properties sold after December 31, 2024. The Same Property data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or other unique situations. Same Property NOI does not include the revenues and expenses related to home sales and ancillary activities at the properties. We believe that Same Property NOI is helpful to investors as a supplemental comparative performance measure of the income generated from the Same Property portfolio from one period to the next.
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
Core FFO - In addition to FFO, we use FFO excluding certain gain and loss items that management considers unrelated to the operational and financial performance of our core business (“Core FFO”) to evaluate our performance. These adjustments include acquisition and other transaction costs, gains and losses from the early extinguishment of debt, costs related to catastrophic weather events, net of insurance recoveries, gains and losses on foreign currency exchanges, and other miscellaneous non-comparable items, such as restructuring costs.
We believe that FFO and Core FFO provide enhanced comparability for investor evaluations of period-over-period results. We believe that GAAP net income (loss) is the most directly comparable measure to FFO. The principal limitation of FFO is that it does not replace GAAP net income (loss) as a financial performance measure or GAAP cash flow from operating activities as a measure of our liquidity. Because FFO excludes significant economic components of GAAP net income (loss) including depreciation and amortization, FFO should be used as a supplement to GAAP net income (loss) and not as an alternative to it. Furthermore, FFO is not intended as a measure of a REIT’s ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. FFO is calculated in accordance with our interpretation of standards established by Nareit, which may not be comparable to FFO reported by other REITs that interpret the Nareit definition differently. Certain financial information has been revised to reflect reclassifications in prior periods to conform to current period presentation.

SUN COMMUNITIES, INC.
RESULTS OF OPERATIONS
The following tables reconcile the Net income / (loss) attributable to SUI common shareholders to NOI and summarize our consolidated financial results for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income / (Loss) Attributable to SUI Common Shareholders	$120.7	$8.5	$(880.7)	$1,239.3
Interest income	(5.6)	(17.1)	(19.0)	(37.9)
Brokerage commissions and other revenues, net	(4.0)	(3.3)	(9.0)	(18.2)
General and administrative	48.9	46.2	157.4	143.8
Catastrophic event-related charges, net	0.2	0.8	1.5	1.1
Depreciation and amortization	125.7	115.3	371.0	347.3
Asset impairments	17.2	165.9	35.4	223.3
Loss on extinguishment of debt	0.1	1.6	0.1	104.0
Interest expense	38.3	39.5	114.8	172.4
(Gain) / loss on foreign currency exchanges	(0.7)	22.6	9.9	(25.5)
(Gain) / loss on disposition of properties	(28.9)	1.0	(8.0)	3.1
Other income, net	(1.0)	(0.2)	(9.4)	(12.8)
Loss on remeasurement of notes receivable	1.7	—	4.5	1.6
Income from nonconsolidated affiliates	(7.4)	(4.3)	(19.6)	(11.1)
(Gain) / loss on remeasurement of investment in nonconsolidated affiliates	(0.3)	(0.4)	1.2	1.1
Current tax (benefit) / expense	1.6	(0.5)	3.1	3.3
Deferred tax benefit	(0.5)	(0.9)	(0.6)	(0.9)
Net (income) / loss from discontinued operations, net	9.3	(64.0)	1,101.2	(1,404.4)
Add: Preferred return to preferred OP units / equity interests	2.5	3.2	7.7	9.5
Add: Income / (loss) attributable to noncontrolling interests	4.6	(0.8)	(30.4)	50.8
NOI	$322.4	$313.1	$831.1	$789.8

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Real property NOI	$302.6	$287.3	$799.6	$746.0
Home sales NOI	3.8	7.0	8.7	18.0
Ancillary NOI	16.0	18.8	22.8	25.8
NOI	$322.4	$313.1	$831.1	$789.8
Seasonality of Revenue
The RV segment is seasonal and the results of operations in any one period may not be indicative of results in future periods.
In the RV segment, certain properties maintain higher occupancy during the summer months, while other properties maintain higher occupancy during the winter months. Properties may also have varying mixes of transient and annual sites. Based on the location of our properties with transient RV sites, our portfolio generally produces higher revenues between April and September than between October and March. During the nine months ended September 30, 2026, we recognized aggregate Real property - transient revenue from our RV segment of $28.4 million in the first quarter, $60.4 million in the second quarter, and $103.4 million in the third quarter.
During the year ended December 31, 2025, we recognized Real property - transient revenue as follows:

	Real property - transient revenue (in millions)	During the Three Months Ended
Year		March 31	June 30	September 30	December 31	Total
2025	$230.4	12.4%	27.6%	46.2%	13.8%	100.0%

SUN COMMUNITIES, INC.
Real Property Operations - Total Portfolio
The following tables reflect certain financial and other information for our real estate operations by segment as of and for the three and nine months ended September 30, 2026 and 2025 (in millions, except for statistical information).

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	MH	RV	Total	MH	RV	Total
Revenues
Real property (excluding transient)	$274.7	$100.4	$375.1	$254.6	$96.2	$350.8
Real property - transient	0.1	103.4	103.5	0.1	106.2	106.3
Total operating revenues	274.8	203.8	478.6	254.7	202.4	457.1
Expenses
Property operating expenses	87.8	88.2	176.0	82.9	86.9	169.8
Real Property NOI	$187.0	$115.6	$302.6	$171.8	$115.5	$287.3

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	MH	RV	Total	MH	RV	Total
Revenues
Real property (excluding transient)(1)	$815.2	$272.6	$1,087.8	$753.2	$255.5	$1,008.7
Real property - transient	0.8	192.2	193.0	0.8	197.7	198.5
Total operating revenues	816.0	464.8	1,280.8	754.0	453.2	1,207.2
Expenses
Property operating expenses	256.8	224.4	481.2	241.1	220.1	461.2
Real Property NOI	$559.2	$240.4	$799.6	$512.9	$233.1	$746.0

	As of September 30, 2026			As of September 30, 2025
	MH	RV	Total	MH	RV	Total
Number of Properties	295	157	452	284	164	448
Sites
Sites(1)	100,250	31,990	132,240	97,070	32,480	129,550
Transient sites	N/A	21,280	21,280	N/A	23,560	23,560
Total	100,250	53,270	153,520	97,070	56,040	153,110
Occupancy(2)	97.6%	100.0%	98.2%	97.9%	100.0%	98.4%
N/M = Not meaningful. N/A = Not applicable.
(1) MH annual sites included 13,381 and 11,856 rental homes in our rental program as of September 30, 2026 and 2025, respectively. Our gross investment in occupied rental homes at September 30, 2026 was $1.0 billion, an increase of 16.3% from $863.4 million at September 30, 2025.
(2) Occupancy percentages for the RV segment exclude transient RV sites.
For the three months ended September 30, 2026, the $15.3 million, or 5.3% increase in Real Property NOI as compared to the same period in 2025 was driven by increases in Same Property MH NOI of $11.8 million, $4.9 million from properties recently acquired or developed and other items not included in Same Property NOI, partially offset by a decrease of $1.4 million from Same Property RV NOI.
For the nine months ended September 30, 2026, the $53.6 million, or 7.2% increase in Real Property NOI as compared to the same period in 2025, was driven by an increase of $37.5 million from Same Property MH NOI, an increase of $0.9 million from Same Property RV NOI, and $15.2 million from properties recently acquired or developed and other items not included in Same Property NOI.

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
The following tables reflect certain financial and other information for our Same Property MH and RV portfolios as of and for the three and nine months ended September 30, 2026 and 2025 (in millions, except for statistical information):

	Three Months Ended September 30,
	2026			2025			Total Change	% Change(1)
	MH	RV	Total	MH	RV	Total		MH	RV	Total
Same Property Revenues
Real property (excluding transient)	$247.4	$88.6	$336.0	$233.9	$86.5	$320.4	$15.6	5.8%	2.4%	4.9%
Real property - transient	0.1	100.4	100.5	0.1	101.4	101.5	(1.0)	(3.0)%	(1.1)%	(1.1)%
Total Same Property operating revenues	247.5	189.0	436.5	234.0	187.9	421.9	14.6	5.8%	0.5%	3.4%
Same Property Expenses
Payroll and benefits	14.9	25.7	40.6	14.3	25.3	39.6	1.0	4.4%	1.7%	2.7%
Real estate taxes	19.5	6.6	26.1	19.1	6.6	25.7	0.4	2.4%	(1.7)%	1.4%
Supplies and repairs	13.5	10.7	24.2	12.6	9.4	22.0	2.2	6.5%	13.0%	9.3%
Utilities	5.7	17.8	23.5	5.1	16.5	21.6	1.9	10.7%	7.8%	8.5%
Legal, state / local taxes, and insurance	7.5	2.4	9.9	8.9	3.2	12.1	(2.2)	(15.3)%	(23.6)%	(17.5)%
Other	2.5	14.0	16.5	1.9	13.7	15.6	0.9	32.8%	2.3%	6.0%
Same Property operating expenses(2)	63.6	77.2	140.8	61.9	74.7	136.6	4.2	2.8%	3.2%	3.0%
Real Property NOI(3)	$183.9	$111.8	$295.7	$172.1	$113.2	$285.3	$10.4	6.9%	(1.3)%	3.6%

	Nine Months Ended September 30,
	2026			2025			Total Change	% Change(1)
	MH	RV	Total	MH	RV	Total		MH	RV	Total
Same Property Revenues
Real property (excluding transient)	$736.5	$240.5	$977.0	$693.4	$231.2	$924.6	$52.4	6.2%	4.0%	5.7%
Real property - transient	0.8	183.3	184.1	0.8	187.8	188.6	(4.5)	3.5%	(2.4)%	(2.4)%
Total Same Property operating revenues	737.3	423.8	1,161.1	694.2	419.0	1,113.2	47.9	6.2%	1.1%	4.3%
Same Property Expenses
Payroll and benefits	44.4	64.3	108.7	43.6	64.4	108.0	0.7	2.0%	(0.2)%	0.7%
Real estate taxes	58.6	20.2	78.8	55.8	20.0	75.8	3.0	5.0%	1.1%	4.0%
Supplies and repairs	38.2	26.6	64.8	33.9	23.7	57.6	7.2	12.8%	12.3%	12.6%
Utilities	16.0	41.4	57.4	16.1	38.8	54.9	2.5	(0.4)%	6.7%	4.6%
Legal, state / local taxes, and insurance	21.8	7.3	29.1	24.3	9.1	33.4	(4.3)	(10.4)%	(19.1)%	(12.7)%
Other	8.5	33.6	42.1	8.2	33.5	41.7	0.4	3.4%	0.1%	0.8%
Same Property operating expenses(2)	187.5	193.4	380.9	181.9	189.5	371.4	9.5	3.1%	2.1%	2.6%
Real Property NOI(4)	$549.8	$230.4	$780.2	$512.3	$229.5	$741.8	$38.4	7.3%	0.4%	5.2%
(1) Percentages are calculated based on unrounded numbers.
(2) We net certain utilities revenues (which include utility reimbursement revenues from residents) against related utility expenses in property operating expenses as follows (in millions):

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	MH	RV	Total	MH	RV	Total
Utility revenue netted against related utility expense	$21.4	$6.8	$28.2	$20.0	$6.7	$26.7

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	MH	RV	Total	MH	RV	Total
Utility revenue netted against related utility expense	$61.3	$16.8	$78.1	$57.1	$16.3	$73.4

SUN COMMUNITIES, INC.

	As of September 30,
	2026		2025
	MH	RV	MH	RV
Number of properties	282	152	282	152
Sites
MH and annual RV sites	97,210	30,940	96,750	31,160
Transient RV sites	N/A	20,960	N/A	21,000
Total	97,210	51,900	96,750	52,160
MH and Annual RV Occupancy
Occupancy(1)	97.8%	100.0%	97.9%	100.0%
Average monthly base rent per site	$776	$700	$737	$674
% change in monthly base rent(2)	5.2%	3.9%	N/A	N/A
Rental Program Statistics included in MH
Number of occupied sites, end of period(3)	13,000	N/A	11,830	N/A
Average monthly rent per home and site - MH rental program	$1,418	N/A	$1,387	N/A
% change(3)	2.2%	N/A	N/A	N/A
N/A = Not applicable.
(1) Same Property blended occupancy for MH and RV declined by 10 basis points to 98.3% at September 30, 2026, from 98.4% at September 30, 2025. Adjusting for recently delivered and vacant expansion sites, Same Property adjusted blended occupancy for MH and RV declined by 50 basis points to 98.8% at September 30, 2026, from 99.3% at September 30, 2025.
(2) Percentages are calculated based on unrounded numbers.
(3) Occupied rental program sites in Same Property are included in total sites.
Same Property NOI
For the three months ended September 30, 2026 and 2025:
•The MH segment increase in NOI of $11.8 million, or 6.9%, when compared to the same period in 2025 is primarily due to an increase in Real property revenue of $13.5 million, or 5.8% and NOI outperformance in our Rental Program. Real property revenue increased primarily due to a 5.2% increase in monthly base rent.
•The RV segment decrease in NOI of $1.4 million, or 1.3%, when compared to the same period in 2025 is primarily due to a decrease in Transient revenue of $1.0 million, or 1.1% and an increase in Same Property operating expenses of $2.5 million, or 3.2%, partially offset by an increase in Real property (excluding transient) revenue of $2.1 million, or 2.4%. The increase in Same Property operating expenses was primarily due to an increase in supplies and repairs expense.
For the nine months ended September 30, 2026 and 2025:
•The MH segment increase in NOI of $37.5 million, or 7.3%, when compared to the same period in 2025 is primarily due to an increase in Real property revenue of $43.1 million, or 6.2% and NOI outperformance in our Rental Program, partially offset by an increase in Same Property operating expenses of $5.6 million, or 3.1%. Real property revenue increased primarily due to a 5.2% increase in monthly base rent.
•The RV segment increase in NOI of $0.9 million, or 0.4%, when compared to the same period in 2025 is primarily due to an increase in Real property (excluding transient) revenue of $9.3 million, or 4.0%, partially offset by an increase in Same Property operating expenses of $3.9 million, or 2.1%. The increase in Real property (excluding transient) revenue was primarily due to a 3.9% increase in monthly base rent. The increase in Same Property operating expenses was primarily due to increases in supplies and repairs expense and utilities expense, net of reimbursements.

SUN COMMUNITIES, INC.
Home Sales Summary
We sell new and pre-owned homes to current and prospective residents and customers in our communities. This inventory is purchased from manufacturers, lenders, dealers, former residents, or customers.
The following table reflects certain financial and statistical information for our home sales program for the three and nine months ended September 30, 2026 and 2025 (in millions, except for average selling price and statistical information):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Financial Information
Home sales	$31.8	$37.8	$(6.0)	(15.9)%	$86.1	$108.3	$(22.2)	(20.5)%
Home cost and selling expenses	28.0	30.8	(2.8)	(9.1)%	77.4	90.3	(12.9)	(14.3)%
NOI	$3.8	$7.0	$(3.2)	(45.7)%	$8.7	$18.0	$(9.3)	(51.7)%
NOI margin %	11.9%	18.5%	(6.6)%		10.1%	16.6%	(6.5)%
Other Information
Units Sold:	349	404	(55)	(13.6)%	967	1,231	(264)	(21.4)%
Average Selling Price:	$91,117	$93,564	$(2,447)	(2.6)%	$89,038	$87,977	$1,061	1.2%
For each respective period, the changes were attributable to a shift in mix towards pre-owned homes and emphasis on the strength of the Rental Program.
Other Items - Statements of Operations(1)
The following table summarizes other income and expenses for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Revenues
Ancillary, net	$16.0	$18.8	$(2.8)	(14.9)%	$22.8	$25.8	$(3.0)	(11.6)%
Interest	$5.6	$17.1	$(11.5)	(67.3)%	$19.0	$37.9	$(18.9)	(49.9)%
Brokerage commissions and other, net	$4.0	$3.3	$0.7	21.2%	$9.0	$18.2	$(9.2)	(50.5)%
Expenses
General and administrative expense	$48.9	$46.2	$2.7	5.8%	$157.4	$143.8	$13.6	9.5%
Catastrophic event-related charges, net	$0.2	$0.8	$(0.6)	(75.0)%	$1.5	$1.1	$0.4	36.4%
Depreciation and amortization	$125.7	$115.3	$10.4	9.0%	$371.0	$347.3	$23.7	6.8%
Asset impairments	$17.2	$165.9	$(148.7)	(89.6)%	$35.4	$223.3	$(187.9)	(84.1)%
Loss on extinguishment of debt	$0.1	$1.6	$(1.5)	(93.8)%	$0.1	$104.0	$(103.9)	(99.9)%
Interest	$38.3	$39.5	$(1.2)	(3.0)%	$114.8	$172.4	$(57.6)	(33.4)%
Other Items
Gain / (loss) on foreign currency exchanges	$0.7	$(22.6)	$23.3	N/M	$(9.9)	$25.5	$(35.4)	N/M
Gain / (loss) on disposition of properties	$28.9	$(1.0)	$29.9	N/M	$8.0	$(3.1)	$11.1	N/M
Other income, net	$1.0	$0.2	$0.8	N/M	$9.4	$12.8	$(3.4)	(26.6)%
Loss on remeasurement of note receivable	$(1.7)	$—	$(1.7)	N/A	$(4.5)	$(1.6)	$(2.9)	181.3%
Income from nonconsolidated affiliates	$7.4	$4.3	$3.1	72.1%	$19.6	$11.1	$8.5	76.6%
Gain / (loss) on remeasurement of investment in nonconsolidated affiliates	$0.3	$0.4	$(0.1)	(25.0)%	$(1.2)	$(1.1)	$(0.1)	9.1%
Current tax benefit / (expense)	$(1.6)	$0.5	$(2.1)	N/M	$(3.1)	$(3.3)	$0.2	(6.1)%
Deferred tax benefit	$0.5	$0.9	$(0.4)	(44.4)%	$0.6	$0.9	$(0.3)	(33.3)%
Income / (loss) from discontinued operations, net	$(9.3)	$64.0	$(73.3)	N/M	$(1,101.2)	$1,404.4	$(2,505.6)	N/M
Preferred return to preferred OP units / equity interests	$2.5	$3.2	$(0.7)	(21.9)%	$7.7	$9.5	$(1.8)	(18.9)%
Income / (loss) attributable to noncontrolling interests	$4.6	$(0.8)	$5.4	N/M	$(30.4)	$50.8	$(81.2)	N/M
(1)Only items determined by management to be material, of interest, or unique to the periods disclosed above are explained below.
N/M = Percentage change is not meaningful. N/A = Not applicable
Ancillary, net - for the three months ended September 30, 2026, decreased primarily due to lower transient demand in the RV segment leading to a reduction in revenue generation from ancillary activities of $2.4 million in 2026, compared to the same period in 2025.

SUN COMMUNITIES, INC.
Interest income - for the three and nine months ended September 30, 2026, decreased due to a lower cash balance in 2026 after deploying cash to acquire new properties, pay down debt, and repurchase shares of our common stock. Refer to Note 7, “Debt and Line of Credit,” and Note 8, “Equity and Temporary Equity,” in our accompanying Condensed Consolidated Financial Statements for additional information.
Brokerage commissions and other, net - for the nine months ended September 30, 2026, decreased primarily due to the receipt of business interruption insurance proceeds of $10.7 million from properties impacted by Hurricane Ian in 2025, that did not recur in the current period.
Asset impairments - for the three and nine months ended September 30, 2026, decreased due to asset impairment charges at 16 properties in the U.S. and Canada in 2025 as compared to asset impairment charges at two MH and RV land development parcels and one RV property in 2026. Refer to Note 13, “Fair Value Measurements,” in our accompanying Condensed Consolidated Financial Statements for additional information.
Loss on extinguishment of debt - for the nine months ended September 30, 2026, decreased due to the recognition of early extinguishment premiums of $102.4 million related to the early redemption of $3.2 billion of debt obligations in 2025, compared to early extinguishment premiums of $0.1 million related to the early redemption of one mortgage term loan in 2026.
Interest expense - for the nine months ended September 30, 2026, decreased primarily due to the early redemption of $3.2 billion in debt obligations in 2025 using proceeds generated from the Safe Harbor Sale.
Gain / (loss) on foreign currency exchanges - for the three and nine months ended September 30, 2026, was a gain of $0.7 million and loss of $9.9 million, respectively, as compared to a loss of $22.6 million and gain of $25.5 million, respectively, during the same periods in 2025, primarily due to the fluctuation of the U.S. dollar versus the British pound sterling.
Gain / (loss) on disposition of properties - for the three months ended September 30, 2026, was a gain of $28.9 million, as compared to a loss of $1.0 million during the same period in 2025, primarily due to the disposition of a portfolio of three RV properties in Florida in 2026. Refer to Note 3, “Real Estate Acquisitions and Dispositions,” in our accompanying Condensed Consolidated Financial Statements for additional information.
Income from nonconsolidated affiliates - for the three and nine months ended September 30, 2026, was income of $7.4 million and $19.6 million, respectively, as compared to income of $4.3 million and $11.1 million, respectively, during the same periods in 2025, primarily due to the improved performance of our Sungenia JV. Refer to Note 6, “Investments in Nonconsolidated Affiliates,” in our accompanying Condensed Consolidated Financial Statements for additional information.
Income / (loss) from discontinued operations, net - for the three and nine months ended September 30, 2026, was a loss of $9.3 million and $1.1 billion, respectively, as compared to a gain of $64.0 million and $1.4 billion, respectively, in the same period in 2025, primarily due to a valuation allowance charge to adjust the assets of the former UK business to estimated fair value less costs to sell in 2026, as compared to a $1.4 billion gain recognized on the closing of the Safe Harbor Sale during the same period in 2025. Refer to Note 2, “Discontinued Operations,” in our accompanying Condensed Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.
RECONCILIATION OF NET INCOME / (LOSS) ATTRIBUTABLE TO SUI COMMON SHAREHOLDERS TO FFO
The following table reconciles Net income / (loss) attributable to SUI common shareholders to FFO for the three and nine months ended September 30, 2026 and 2025 (in millions, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income / (Loss) Attributable to SUI Common Shareholders	$120.7	$8.5	$(880.7)	$1,239.3
Adjustments
Depreciation and amortization - continuing operations	124.1	114.2	366.2	345.6
Depreciation and amortization - discontinued operations	—	9.9	17.1	63.5
Depreciation on nonconsolidated affiliates	0.4	0.2	1.0	0.6
Asset impairments - continuing operations	17.2	165.9	35.4	223.3
Asset impairments - discontinued operations	—	—	—	135.0
Loss on classification to held for sale - discontinued operations	50.6	—	1,127.8	—
(Gain) / loss on remeasurement of investment in nonconsolidated affiliates	(0.3)	(0.4)	1.2	1.1
Loss on remeasurement of notes receivable	1.7	—	4.5	1.6
(Gain) / loss on dispositions of properties, including tax effect - continuing operations	(28.9)	(0.6)	(8.0)	3.1
Gain on dispositions of properties, including tax effect - discontinued operations	(5.0)	(13.5)	(3.3)	(1,458.2)
Add: Returns on preferred OP units / equity interests	2.5	3.1	7.7	9.3
Add: Income / (loss) attributable to noncontrolling interests	4.6	(0.9)	(30.4)	50.8
Gain on disposition of assets, net - continuing operations	(2.6)	(3.3)	(7.3)	(11.0)
Gain on disposition of assets, net - discontinued operations	(0.1)	(0.6)	(0.5)	(0.8)
FFO Attributable to SUI Common Shareholders and Convertible Securities(1)(5)(6)	284.9	282.5	630.7	603.2
Adjustments
Acquisition and other transaction costs - continuing operations(2)	1.8	2.1	5.2	15.7
Acquisition and other transaction costs - discontinued operations(2)	4.2	0.6	19.6	66.2
Loss on extinguishment of debt	0.1	1.6	0.1	104.0
Catastrophic event-related charges, net	0.2	0.8	1.5	1.1
Loss of earnings - catastrophic event-related charges, net(3)	3.2	4.2	9.6	2.5
(Gain) / loss on foreign currency exchanges - continuing operations	(0.7)	22.6	9.9	(25.5)
Loss on foreign currency exchanges - discontinued operations	—	—	0.7	—
Deferred tax benefit - continuing operations	(0.5)	(0.9)	(0.6)	(0.9)
Deferred tax (benefit) / expense - discontinued operations	—	(1.2)	3.9	(38.5)
Other adjustments, net - continuing operations(4)	1.7	1.0	15.2	(5.9)
Other adjustments, net - discontinued operations(4)	—	(18.9)	12.2	(28.6)
Core FFO Attributable to SUI Common Shareholders and Convertible Securities(1)(5)(6)	$294.9	$294.4	$708.0	$693.3

Weighted Average Common Shares and OP Units Outstanding(1)	125.3	129.3	126.7	131.2
FFO Attributable to SUI Common Shareholders and Convertible Securities(1)(5)(6)	$2.27	$2.18	$4.98	$4.60
Core FFO Attributable to SUI Common Shareholders and Convertible Securities(1)(5)(6)	$2.35	$2.28	$5.59	$5.28
(1)Assumes full conversion of all equity participating units, including common and preferred OP units, into our common stock.
(2)These costs represent (i) nonrecurring integration expenses associated with acquisitions during the three and nine months ended September 30, 2026 and 2025, (ii) costs associated with potential acquisitions that will not close, (iii) expenses incurred to bring recently acquired properties up to our operating standards, including items such as tree trimming and painting costs that do not meet our capitalization policy. Acquisition and other transaction costs - discontinued operations primarily represent non-recurring costs directly attributable to the Park Holidays Sale and the Safe Harbor Sale.

SUN COMMUNITIES, INC.
(3)Loss of earnings - catastrophic event-related charges, net include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Hurricane Ian - Estimated loss of earnings in excess of the applicable business interruption deductible	$—	$4.1	$—	$12.0
Hurricane Ian - Insurance recoveries realized for previously estimated loss of earnings	—	—	—	(9.9)
Hurricane Ian - Recognition of deferred lump sum insurance settlement	3.2	—	9.6	—
Hurricane Helene - Estimated loss of earnings in excess of the applicable business interruption deductible, net	—	0.1	—	0.4
Loss of earnings - catastrophic event-related charges, net	$3.2	$4.2	$9.6	$2.5
During the year ended December 31, 2025, we received a settlement of $80.2 million from an insurance provider to settle all claims related to property, casualty, flood, and business interruption insurance recoveries from Hurricane Ian. We concluded that $36.5 million of the total settlement pertained to business interruption recoveries through 2027, which we recorded as a contingent gain in accordance with ASC 450, “Contingencies.” To better reflect the underlying economics of the transaction, we have elected to defer the business interruption recovery gain and recognize income ratably through 2027 for our presentation of Core FFO.
(4)Other adjustments, net - continuing operations relates primarily to accelerated deferred compensation expense during the nine months ended September 30, 2026; gains on insurance recoveries and severance costs during the three and nine months ended September 30, 2026; and cash flow hedge gains from debt extinguishments and a contingent consideration gain during the nine months ended September 30, 2025, and Other adjustments, net - discontinued operations relates primarily to long-term lease termination losses and gains during the three and nine months ended September 30, 2026 and 2025, respectively.
(5)FFO and Core FFO include discontinued operations activity of $36.3 million or $0.29 per share, and $40.5 million or $0.32 per share, respectively, during the three months ended September 30, 2026, and $59.9 million or $0.46 per share, and $40.5 million or $0.31 per share, respectively, during the three months ended September 30, 2025.
(6) FFO and Core FFO include discontinued operations activity of $39.9 million or $0.31 per share, and $76.3 million or $0.60 per share, respectively, during the nine months ended September 30, 2026, and $143.9 million or $1.10 per share, and $143.1 million or $1.09 per share, respectively, during the nine months ended September 30, 2025.

SUN COMMUNITIES, INC.
LIQUIDITY AND CAPITAL RESOURCES
Short-term Liquidity
Our principal short-term liquidity demands are expected to consist of distributions to our shareholders and the unit holders of the Operating Partnership through cash distributions and share repurchases, property acquisitions, development and expansion of our properties, capital improvement of our properties, and the purchase of new and pre-owned homes. We intend to meet our short-term liquidity requirements through available cash balances, cash flow generated from operations, cash generated from the Park Holidays Sale, draws on our Senior Credit Facility, and the use of debt and equity offerings under our shelf registration statement.
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
On September 22, 2026, we completed the closing of the Park Holidays Sale, generating cash proceeds of approximately $1.03 billion, net of closing and employee separation costs. The Park Holiday Sale resulted in the full divestment of our investment in the UK business, which will enable us to focus on our core North American MH and RV portfolio while further enhancing our financial flexibility. Refer to Note 1, “Basis of Presentation,” and Note 2, “Discontinued Operations,” for additional details related to the Park Holidays Sale.
On a year-to-date basis through September 30, 2026, we initiated the following capital allocation decisions:
•Repurchased 3.8 million shares of our common stock at an average cost of $121.09 per share for a total of $464.5 million.
•Repaid five mortgage term loans of $444.5 million, which were secured by 24 properties.
•Targeted reinvestment in strategic growth by acquiring one MH property for total cash consideration of $17.0 million, which was partially sourced from 1031 exchange escrow accounts to minimize tax impacts.
Subject to market conditions, and given the higher interest rate environment, we intend to selectively identify opportunities to acquire existing properties and expand our development pipeline. We finance acquisitions through available cash, secured financing, draws on our Senior Credit Facility, the assumption of existing debt on properties, and the issuance of debt and equity securities. Refer to Note 3, “Real Estate Acquisitions and Dispositions,” in our accompanying Condensed Consolidated Financial Statements for additional details on acquisitions and dispositions completed to date.
Capital Expenditures (excluding Acquisition Costs)
Our capital expenditure activity is summarized as follows (in millions):

	Nine Months Ended September 30,
	2026	2025
Recurring Capital Expenditures	$53.5	$37.7
Non-Recurring Capital Expenditures and Related Activities
Lot modifications	29.7	27.9
Growth projects	14.3	8.0
Capital improvements to recent acquisitions	7.8	4.8
Expansion and development	23.2	48.2
Rental program	128.3	137.8
Other	13.1	4.5
Total Non-Recurring Capital Expenditure and Related Activities	216.4	231.2
Total Capital Expenditure and Related Activities	$269.9	$268.9
Refer to the “Liquidity and Capital Resources” section in Part II, Item 7 of our 2025 Annual Report for capital expenditure activity definitions and additional information.

SUN COMMUNITIES, INC.
Cash Flow Activities
Our cash flow activities from continuing operations are summarized as follows (in millions):

	Nine Months Ended September 30,
	2026	2025
Net Cash Provided By Operating Activities	$650.7	$574.6
Net Cash Used For Investing Activities	$(137.5)	$(68.9)
Net Cash Provided By / (Used For) Financing Activities	$(419.6)	$597.4
Cash, cash equivalents and restricted cash for continuing operations increased by $92.6 million from $606.7 million as of December 31, 2025, to $699.3 million as of September 30, 2026.
Operating activities - Net cash provided by operating activities increased by $76.1 million to $650.7 million for the nine months ended September 30, 2026, compared to $574.6 million for the nine months ended September 30, 2025. The increase in operating cash flow was primarily due to growth in Same Property operating performance at our MH properties, a reduction in interest expense of $57.6 million in the current period due to the settlement of debt obligations in 2025, and favorable timing of changes in inventory, other assets, and other liabilities during the nine months ended September 30, 2026 as compared to the corresponding period in 2025.
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
See “Risk Factors” in Part I, Item 1A of our 2025 Annual Report, and Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended June 30, 2026.
Investing activities - Net cash used for investing activities increased by $68.6 million to $137.5 million for the nine months ended September 30, 2026, compared to $68.9 million for the nine months ended September 30, 2025. The increase in Net cash used for investing activities was primarily driven by an increase in cash deployed to acquire new properties and decreases in cash proceeds received from disposition activity and notes receivable during the nine months ended September 30, 2026 as compared to the corresponding period in 2025.
Financing activities - Net cash used for financing activities was $419.6 million for the nine months ended September 30, 2026, compared to net cash provided by financing activities of $597.4 million for the nine months ended September 30, 2025. The change in Net cash provided by / (used for) financing activities was primarily driven by a net capital transfer of $1.0 billion from Park Holidays to the Company in conjunction with the Park Holidays Sale during the nine months ended September 30, 2026, compared to a net capital transfer of $5.5 billion from Safe Harbor to the Company in conjunction with the Safe Harbor Sale during the nine months ended September 30, 2025, partially offset by a reduction in cash deployed to settle debt obligations in the current period, as compared to the corresponding period in 2025. Refer to Note 2, “Discontinued Operations,” in our accompanying Condensed Consolidated Financial Statements for additional information.
Our cash flow from discontinued operations is summarized as follows (in millions):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities - discontinued operations	$39.7	$123.1
Net cash provided by investing activities - discontinued operations	$941.6	$5,452.9
Net cash used for financing activities - discontinued operations	$(1,010.4)	$(5,564.5)
Cash, cash equivalents and restricted cash for discontinued operations decreased by $29.4 million from $29.4 million as of December 31, 2025, to zero as of September 30, 2026.

SUN COMMUNITIES, INC.
Operating activities - Net cash provided by operating activities for discontinued operations decreased by $83.4 million to $39.7 million for the nine months ended September 30, 2026, compared to $123.1 million for the nine months ended September 30, 2025. The decrease in Net cash provided by operating activities from discontinued operations was due to the inclusion of operating cash flow from Park Holidays and Safe Harbor during the nine months ended September 30, 2025, compared to a partial year of operating cash flow from Park Holidays during the nine months ended September 30, 2026.
Investing activities - Net cash provided by investing activities for discontinued operations decreased by $4.5 billion to $941.6 million for the nine months ended September 30, 2026, compared to $5.5 billion for the nine months ended September 30, 2025. The decrease in Net cash provided by investing activities for discontinued operations is driven by the proceeds received from the Park Holidays Sale in 2026, compared to the Safe Harbor Sale during the corresponding period in 2025. Refer to Note 2, “Discontinued Operations,” in our accompanying Condensed Consolidated Financial Statements for additional information on acquisitions and investment activity.
Financing activities - Net cash used for financing activities for discontinued operations decreased by $4.6 billion to $1.0 billion for the nine months ended September 30, 2026, compared to $5.6 billion for the nine months ended September 30, 2025. The decrease in Net cash used for financing activities for discontinued operations is driven by a reduced net capital transfer from the Park Holidays Sale in 2026, compared to the Safe Harbor Sale during the corresponding period in 2025. Refer to Note 2, “Discontinued Operations,” in our accompanying Condensed Consolidated Financial Statements for additional information.
We are exposed to interest rate variability associated with potential floating rate debt and any maturing debt that has to be refinanced. Interest rate movements impact our borrowing costs and, while as of September 30, 2026, 100% of our total debt was fixed rate financing, increases in interest costs have the potential to adversely affect our financial results.
Equity and Debt Activity
At the Market Offering Sales Agreement
We have entered into the ATM program with certain sales agents and forward sellers pursuant to which we may sell, from time to time, up to an aggregate gross sales price of $1.25 billion of our common stock. Through September 30, 2026, we had entered into and settled forward sales agreements under the ATM for an aggregate gross sales price of $524.8 million, leaving $725.2 million available for sale under the ATM.
Stock Repurchase Program
In May 2026, our Board of Directors authorized a Stock Repurchase Program under which we may repurchase up to $1.0 billion in shares of our outstanding common stock through May 27, 2027. The Stock Repurchase Program renews our previous stock repurchase program and provides us with continued flexibility to repurchase shares of our common stock. Through September 30, 2026, we repurchased and retired 3.8 million shares of our outstanding common stock for $464.5 million. As of September 30, 2026, we had $595.5 million remaining authorized for purchase under this program. Refer to Note 8, “Equity and Temporary Equity,” in our accompanying Condensed Consolidated Financial Statements for additional information.
Senior Unsecured Notes
The following table sets forth certain information regarding our senior unsecured notes (in millions, except for statistical information). All senior unsecured notes include interest payments on a semi-annual basis in arrears.

		Carrying Amount at
	Principal Amount	September 30, 2026	December 31, 2025
4.2% notes, issued in April 2022 and due in April 2032	$600.0	$594.7	$594.1
2.3% notes, issued in October 2021 and due in November 2028	450.0	448.6	448.1
2.7% notes, issued in June 2021 and October 2021, and due in July 2031	750.0	745.1	744.3
Total	$1,800.0	$1,788.4	$1,786.5
The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on our senior unsecured notes are guaranteed on a senior basis by Sun Communities, Inc. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company. Under Rule 3-10 of Regulation S-X, as amended, subsidiary issuers of obligations guaranteed by its parent company are not required to provide separate financial statements, provided that the subsidiary obligor is consolidated into the parent company’s consolidated financial statements, the parent guarantee is “full and unconditional” and, subject to certain exceptions, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. Accordingly, separate consolidated financial statements of the Operating Partnership have not been presented. Furthermore, as permitted under Rule 13-01(a)(4)(vi), we have excluded the summarized financial information for the Operating Partnership as the assets, liabilities, and results of operations of the Operating Partnership are not materially different from the corresponding amounts presented in our consolidated financial statements, and management believes such summarized financial information would be repetitive and not provide incremental value to investors.

SUN COMMUNITIES, INC.
Credit Agreement
In September 2025, we entered into the Credit Agreement. Pursuant to the Credit Agreement, we may borrow up to $2.0 billion under a Senior Credit Facility. The Credit Agreement also permits, subject to the satisfaction of certain conditions, additional borrowings of $1.0 billion. The Senior Credit Facility’s maturity date is January 31, 2030, and, at our option, may be extended for two additional six-month periods subject to the satisfaction of certain conditions. During the three months ended September 30, 2026, we settled borrowings outstanding of $509.0 million under the Senior Credit Facility using proceeds from the Park Holidays Sale. As of September 30, 2026, there were no borrowings under the Senior Credit Facility. Refer to Note 7, “Debt and Line of Credit,” for additional information.
Financial Covenants
Pursuant to the terms of the Senior Credit Facility and senior unsecured notes payable, we are subject to various financial and other covenants. The most restrictive financial covenants for the Senior Credit Facility and senior unsecured notes payable are as follows:

Financial Covenants	Requirements	As of September 30, 2026
Credit Facility Covenants
Maximum leverage ratio	<65.0%	14.9%
Minimum fixed charge coverage ratio	>1.40	5.22
Maximum secured leverage ratio	<40.0%	8.7%
Senior Unsecured Note Covenants
Total debt to total assets	≤60.0%	28.2%
Secured debt to total assets	≤40.0%	14.7%
Consolidated income available for debt service to debt service	≥1.50	8.17
Unencumbered total asset value to total unsecured debt	≥150.0%	599.2%
As of September 30, 2026, we were in compliance with the above covenants and do not anticipate that we will be unable to meet these covenants in the near term.
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
As of September 30, 2026, we had unrestricted cash on hand of $658.9 million, $2.0 billion of remaining capacity on the Senior Credit Facility, and a total of 367 unencumbered MH and RV properties.
From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, issue unsecured notes, obtain other debt financing, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the MH and RV industries at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those markets could make borrowing more difficult to secure, more expensive, or effectively unavailable. In the event our current credit ratings are downgraded, it may become difficult or more expensive to obtain additional financing or refinance existing unsecured debt as maturities become due. See “Risk Factors” in Part I, Item 1A of our 2025 Annual Report. If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations, and financial condition would be adversely impacted.
As of September 30, 2026, our debt has a weighted average interest rate of 3.32% and a weighted average maturity of 7.1 years.

SUN COMMUNITIES, INC.
Capital Requirements
Certain of our nonconsolidated affiliates, which are accounted for under the equity-method of accounting, have incurred debt. We have not guaranteed the debt of our nonconsolidated affiliates in the arrangements referenced below, nor do we have any obligations to fund this debt should the nonconsolidated affiliates be unable to do so. Refer to Note 6, “Investments in Nonconsolidated Affiliates,” in the accompanying Condensed Consolidated Financial Statements for additional information about these entities.
GTSC - GTSC maintains a warehouse line of credit with a maximum borrowing capacity of $208.0 million. As of September 30, 2026 and December 31, 2025, the aggregate carrying amount of debt, including both our and our partner’s share, incurred by GTSC was $193.0 million (of which our proportionate share is $77.2 million), and $213.0 million (of which our proportionate share is $85.2 million), respectively. The debt bears interest at a variable rate based on a Commercial Paper or adjusted SOFR plus a margin ranging from 2.15% to 2.5% per annum and matures on December 15, 2026.
Sungenia JV - During the three months ended September 30, 2026, Sungenia entered into a debt facility agreement with the same maximum borrowing capacity as its former agreement of $54.1 million Australian dollars, or $37.7 million converted at the September 30, 2026 exchange rate. As of September 30, 2026 and December 31, 2025, the aggregate carrying amount of the debt, including both our and our partners’ share, incurred by Sungenia JV was $4.2 million (of which our proportionate share is approximately $2.1 million), and $20.8 million (of which our proportionate share is $10.4 million), respectively. The debt bears interest at a variable rate based on the Australian BBSY rate plus a margin of 1.15% per annum and matures on September 22, 2030.

SUN COMMUNITIES, INC.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains various “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act, and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this document that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events, or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as “forecasts,” “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “predicts,” “potential,” “seeks,” “anticipates,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “scheduled,” “guidance,” “target,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks, uncertainties, and other factors, both general and specific to the matters discussed in this document, some of which are beyond our control. These risks, uncertainties, and other factors may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under “Risk Factors” in our 2025 Annual Report, in Item 8.01 of our Current Report on Form 8-K filed May 21, 2026, in Part II, Item 1A in our Quarterly Report on Form 10-Q for the three months ended June 30, 2026, and in our other filings with the SEC from time to time, such risks, uncertainties and other factors include, but are not limited to:

∙	The final costs, adjustments, and net proceeds related to the completed sale of Park Holidays;
∙	Our ability to realize the anticipated benefits of the completed sale of Park Holidays, including with respect to the intended use of proceeds;
∙	Our ability to deploy the proceeds from the Park Holidays Sale in a timely and value-accretive manner;
∙	Our liquidity and refinancing demands;
∙	Our ability to obtain or refinance maturing debt;
∙	Our ability to maintain compliance with covenants contained in our debt facilities and our unsecured notes;
∙	Availability of capital;
∙	General volatility of the capital markets and the market price of shares of our capital stock;
∙	The timing, manner, and amount of any repurchases under our share repurchase program;
∙	Increases in interest rates and operating costs, including insurance premiums, real estate taxes, and utilities;
∙	Difficulties in our ability to evaluate, finance, complete and integrate acquisitions, developments and expansions successfully;
∙	Competitive market forces;
∙	The ability of purchasers of manufactured homes to obtain financing;
∙	The level of repossessions of manufactured homes;
∙	Our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
∙	Expectations regarding the amount or frequency of impairment losses;
∙	Changes in general economic conditions, including inflation, deflation, energy costs, the real estate industry, the effects of tariffs or threats of tariffs, wars or other international conflicts, trade wars, immigration issues, supply chain disruptions, and the markets within which we operate;
∙	Our ability to maintain our status as a REIT;
∙	Changes in real estate and zoning laws and regulations;
∙	Our ability to maintain rental rates and occupancy levels, and to implement and realize anticipated future rental rate increases, including as a result of rent control, rent stabilization, or similar legislative or regulatory limitations on the amount, frequency, or timing of rent increases;
∙	Legislative or regulatory changes, including changes to laws governing the taxation of REITs;
∙	Outbreaks of disease and related restrictions on business operations;
∙	Risks related to natural disasters such as hurricanes, earthquakes, floods, droughts, and wildfires; and
∙	Litigation, judgments or settlements, including costs associated with prosecuting or defending claims and any adverse outcomes.
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
Interest Rate Risk
Our principal market risk exposure is interest rate risk. We mitigate this risk by maintaining prudent amounts of leverage, minimizing capital costs, and interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures, which include the periodic use of derivatives. Our primary strategy in entering into derivative contracts is to minimize the variability that interest rate changes could have on our future cash flows. From time to time, we employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt. We do not enter into derivative instruments for speculative purposes. As of September 30, 2026, all of our outstanding debt obligations bore interest at fixed rates, which minimizes the impact of interest rate variability on our results of operations and cash flows in the near term. Additionally, we have exposure to long-term interest rates, which could affect the cost of refinancing existing debt or incurring additional debt in the future.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COMMUNITIES, INC.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Legal Proceedings
We are involved in various legal proceedings. Refer to “Legal Proceedings - Class Action Litigation” and “Other Legal Proceedings” in Part I - Item 1 - Note 14, “Commitments and Contingencies,” in our accompanying Notes to the Condensed Consolidated Financial Statements.
Environmental Matters
Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed an applied threshold not to exceed $1.0 million. Applying this threshold, there are no environmental matters to disclose for the three months ended September 30, 2026.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part 1, Item 1A., “Risk Factors,” in our 2025 Annual Report, in Item 8.01 of our Current Report on Form 8-K filed on May 21, 2026, and in Part II, Item 1A., “Risk Factors,” in our Quarterly Report on Form 10-Q for the three months ended June 30, 2026, which could materially affect our business, financial condition, or future results. There have been no material changes to the disclosure on these matters as set forth in such reports.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Holders of our OP units have converted the following units during the three months ended September 30, 2026 (units and common stock in thousands):

		Three Months Ended September 30, 2026
Series	Conversion Rate	Units / Shares Converted	Common Stock(1)
Common OP units	1.0000	1	1
Series A-1 preferred OP units	2.4390	17	41
(1)Calculation may yield minor differences due to rounding incorporated in the above numbers.
All of the securities described above were issued in private placements in reliance on Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.
Purchases of Equity Securities
The following table summarizes our common stock repurchases during the three months ended September 30, 2026 (dollar amounts in millions and number of shares in thousands, except for per share amounts):

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(2)
July 1, 2026 - July 31, 2026	743	$120.65	737	$799.9
August 1, 2026 - August 31, 2026	415	$123.76	415	$748.6
September 1, 2026 - September 30, 2026	1,308	$117.01	1,308	$595.5
Total	2,466		2,460
(1) During the three months ended September 30, 2026, we withheld six shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.
(2) In May 2026, we announced that our Board of Directors authorized a stock repurchase program under which we may repurchase up to $1.0 billion in shares of our outstanding common stock through May 27, 2027. Under the Stock Repurchase Program, we may repurchase shares of our common stock in open market transactions, through privately negotiated transactions, through one or more accelerated repurchases, or otherwise, in accordance with the terms set forth in Rule 10b5-1 and Rule 10b-18 of the Exchange Act and other applicable legal requirements. The Stock Repurchase Program does not obligate us to repurchase any specific number of shares, and we may initiate, suspend, or discontinue purchases under the Stock Repurchase Program at any time. Refer to Note 8, “Equity and Temporary Equity,” for additional information regarding our Stock Repurchase Program.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
None of our officers or directors, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended September 30, 2026.

SUN COMMUNITIES, INC.
ITEM 6. EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Sun Communities, Inc. Articles of Restatement	Incorporated by reference to Exhibit 3.1 to Sun Communities, Inc.’s Annual Report on Form 10-K filed on February 22, 2018
3.2	Sun Communities, Inc. Articles of Amendment effective May 18, 2023	Incorporated by reference to Exhibit 3.1 to Sun Communities, Inc.’s Current Report on Form 8-K filed on May 19, 2023
3.3	Fifth Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to Sun Communities, Inc.’s Current Report on Form 8-K filed on May 15, 2025
10.1#	Employment Agreement dated August 24, 2026, among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Robert A. Garechana	Incorporated by reference to Exhibit 10.1 to Sun Communities, Inc.’s Current Report on Form 8-K filed on August 25, 2026
10.2#	Amended and Restated Employment Agreement among Sun Communities, Inc. Sun Communities Operating Limited Partnership and Aaron W. Weiss dated August 21, 2026	Incorporated by reference to Exhibit 10.1 to Sun Communities, Inc.’s Current Report on Form 8-K filed on August 27, 2026
10.3*	Thirteenth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated October 1, 2026	Incorporated by reference to Exhibit 3.1 to Sun Communities, Inc.’s Current Report on Form 8-K filed on October 2, 2026
22.1	List of issuers of guaranteed securities	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	Filed herewith
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

Dated: October 27, 2026	By:	/s/ Brian Loftus
Senior Vice President, Chief Accounting Officer, and Controller (Principal Accounting Officer)